Form 10-Q
period 1995-09-30
FREMONT GENERAL CORP
filed 1995-11-13
CIK 38984

------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1995

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________ to ______________

                          Commission File Number 1-8007

                           FREMONT GENERAL CORPORATION
             (Exact name of registrant as specified in this charter)

             NEVADA                       95-2815260
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)       Identification No.)

                             2020 Santa Monica Blvd.
                         Santa Monica, California 90404
                   (Address of principal executive offices)
                                   (Zip Code)

                                (310) 315-5500
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

   Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                       Shares Outstanding
            Class                                       October 31, 1995
Common Stock, $1.00 par value                               16,929,010

-------------------------------------------------------------------------------

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                Page No.

Item 1.    Financial Statements                                     3

           Consolidated Balance Sheets
             September 30, 1995 and December 31, 1994               3

           Consolidated Statements of Income
             Three Months and Nine Months Ended
             September 30, 1995 and 1994                            4

           Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 1995
             and 1994                                               5

           Notes to Consolidated Financial Statements
              on Form 10-Q                                          6

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   7


                           PART II - Other Information


Items 1-5. Not applicable

Item 6.    Exhibits and Reports on Form 8-K                       18

Signature                                                         20

PART I --- FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
FREMONT GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

                                                                     September 30,    December 31,
                                                                          1995             1994
                                                                      -------------    -------------
Assets
Securities held to maturity:
  Fixed maturity investments at amortized cost
  (fair value: 1994 - $141,325).............................                    $0         $206,416
Securities available for sale:
  Fixed maturity investments, at fair value
    (amortized cost: 1995 - $1,253,001; 1994 - $467,868)....             1,247,805          235,442
  Non-redeemable preferred stock at fair value
    (amortized cost: 1995 - $289,312; 1994 - $268,661)......               283,646          189,632
                                                                      -------------    -------------
    Total securities available for sale.....................             1,531,451          425,074

Loans receivable............................................             1,508,074        1,440,774
Short-term investments......................................               215,825          255,751
Other investments...........................................                 2,707            1,677
                                                                      -------------    -------------
     Total Investments and Loans............................             3,258,057        2,329,692

Cash........................................................                29,341           31,058
Accrued investment income...................................                23,437           13,622
Premiums receivable and agents' balances....................               108,087           48,556
Reinsurance recoverable on paid losses......................                 9,911            7,204
Reinsurance recoverable on unpaid losses....................               261,889          136,151
Deferred policy acquisition costs...........................                86,883           59,286
Costs in excess of net assets acquired......................                74,637           28,776
Deferred income taxes.......................................               105,095           88,426
Other assets................................................                64,253           54,806
Assets held for discontinued operations.....................               211,540          269,817
                                                                      -------------    -------------
     Total Assets...........................................            $4,233,130       $3,067,394
                                                                      =============    =============

Liabilities Claims and policy liabilities:
Losses and loss adjustment expenses.........................            $1,451,573         $746,661
Life insurance benefits and liabilities.....................               316,881          172,425
Unearned premiums...........................................               105,948           47,551
Dividends to policyholders..................................                41,062           46,067
                                                                      -------------    -------------
    Total Claims and Policy Liabilities.....................             1,915,464        1,012,704

Reinsurance premiums payable and funds withheld.............                 5,587            6,961
Other liabilities...........................................                88,072           68,721
Thrift deposits.............................................               829,124          746,977
Short-term debt.............................................                16,704          176,325
Long-term debt..............................................               746,308          468,390
Liabilities of discontinued operations......................               178,026          236,303
                                                                      -------------    -------------
     Total Liabilities......................................             3,779,285        2,716,381

Commitments and contingencies...............................

Stockholders' Equity
Common Stock, par value $1 per share--Authorized:
  30,000,000 shares; issued and outstanding:
  1995 - 16,929,000 and 1994 - 15,388,000...................                16,929           15,388
Additional paid-in capital..................................               118,280           80,264
Retained earnings...........................................               332,308          331,713
Unearned Employee Stock Ownership Plan shares...............               (6,612)         (10,987)
Net unrealized loss on investments, net of deferred taxes...               (7,060)         (65,365)
                                                                      -------------    -------------
     Total Stockholders' Equity.............................               453,845          351,013
                                                                      -------------    -------------
     Total Liabilities and Stockholders' Equity.............            $4,233,130       $3,067,394
                                                                      =============    =============
See notes to consolidated financial statements on Form 10-Q.


FREMONT GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars, except per share data)
(Unaudited)




                                                         Three Months Ended            Nine Months Ended
                                                           September 30,                 September 30,
                                                        1995           1994           1995           1994
                                                     ------------   ------------   ------------   ------------
Revenues
Property and casualty premiums earned........           $159,125       $116,839       $457,694       $329,343
Net investment income........................             31,950         18,483         85,842         58,962
Loan interest................................             40,488         30,484        120,928         77,405
Realized investment gains (losses)...........               (69)           (24)              8            120
Other revenue................................              7,005          7,967         26,179         21,969
                                                     ------------   ------------   ------------   ------------
        Total Revenues.......................            238,499        173,749        690,651        487,799

Expenses.....................................
Losses and loss adjustment expenses .........            122,463         74,754        353,017        211,580
Life insurance benefits......................              5,151          3,800         13,680          9,817
Policy acquisition costs.....................             34,980         22,443         95,026         64,656
Provision for loan losses....................              2,146          2,868         10,504          7,140
Other operating costs and expenses...........             21,563         20,696         72,817         56,767
Dividends to policyholders...................                  0         12,952              0         36,574
Interest expense.............................             25,336         15,858         72,757         39,941
                                                     ------------   ------------   ------------   ------------
        Total Expenses.......................            211,639        153,371        617,801        426,475
                                                     ------------   ------------   ------------   ------------

Income before taxes..........................             26,860         20,378         72,850         61,324
Income tax expense...........................              8,595          6,283         23,512         19,665
                                                     ------------   ------------   ------------   ------------

        Net Income...........................            $18,265        $14,095        $49,338        $41,659
                                                     ============   ============   ============   ============



Per Share Data
 Net income:
      Primary................................              $1.05          $0.82          $2.85          $2.42
      Fully diluted..........................               0.87           0.69           2.38           2.04

 Cash dividends..............................               0.20           0.17           0.57           0.51

Weighted average shares:
      Primary................................             17,460         17,208         17,325         17,224
      Fully diluted..........................             22,272         22,016         22,155         22,032




See notes to consolidated financial statements on Form 10-Q.




FREMONT GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

                                                                           Nine Months
                                                                              Ended
                                                                          September 30,
                                                                 1995           1994
                                                              ------------  -------------
OPERATING ACTIVITIES
Net income..............................................          $49,338        $41,659
Adjustments  to  reconcile   net  income  to  net
    cash  provided  by  operating activities:
  Change in premiums receivable and agents' balances
      and reinsurance recoverable on paid losses........              762         11,000
  Change in accrued investment income...................         (10,124)          4,686
  Change in claims and policy liabilities...............         (35,987)       (13,151)
  Amortization of policy acquisition costs..............           95,026         64,656
  Policy acquisition costs deferred.....................        (113,414)       (67,167)
  Provision for deferred income taxes...................            8,841        (4,328)
  Provision for loan losses.............................           10,504          7,140
  Provision for depreciation and amortization...........           13,769         11,592
  Net amortization on fixed maturity investments........          (1,888)          1,475
  Realized investment gains.............................              (8)          (120)
  Change in other assets and liabilities................            9,890        (1,700)
                                                              ------------  -------------
     Net Cash Provided by Operating Activities..........           26,709         55,742

INVESTING ACTIVITIES Securities held to maturity:
  Purchases of securities...............................        (117,660)      (148,754)
  Sales of securities...................................                0              0
  Securities matured or called..........................            5,464              0
Securities available for sale:
  Purchases of securities...............................      (2,353,101)      (860,728)
  Sales of securities...................................        1,611,086        991,226
  Securities matured or called..........................           65,359         47,315
Decrease in short-term and other investments............          761,212       (41,732)
Loan originations and bulk purchases funded.............        (334,566)      (539,986)
Receipts from repayments of loans.......................          256,762        124,012
Purchase of subsidiaries, less cash acquired............        (249,305)              0
Purchase of property and equipment......................          (5,623)        (6,537)
                                                              ------------  -------------
     Net Cash Used in Investing Activities..............        (360,372)      (435,184)

FINANCING ACTIVITIES
Proceeds from short-term debt...........................           30,134        104,373
Repayments of short-term debt...........................        (189,755)       (21,889)
Proceeds from long-term debt............................          315,000         11,000
Repayments of long-term debt............................         (42,808)       (12,500)
Net increase in thrift deposits.........................           82,147        272,838
Annuity contract receipts...............................          154,087         34,659
Annuity contract withdrawals............................         (12,068)        (3,932)
Dividends paid..........................................          (9,234)        (8,434)
Stock options exercised..................................              80             22
Purchase of fractional shares...........................             (12)              0
Decrease in unearned Employee Stock
    Ownership Plan shares...............................            4,375          2,647
                                                              ------------  -------------
    Net Cash Provided by Financing Activities...........          331,946        378,784
                                                              ------------  -------------

Decrease in Cash........................................          (1,717)          (658)

Cash at beginning of year...............................           31,058         28,433
                                                              ------------  -------------

Cash at September 30,...................................          $29,341        $27,775
                                                              ============  =============

See notes to consolidated financial statements on Form 10-Q.


                 FREMONT GENERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                   (Unaudited)


NOTE A --- BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

      These statements have been prepared in accordance with generally accepted accounting principles and, accordingly, adjustments (consisting of normal accruals) have been made as management considers necessary for fair presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Certain 1994 amounts have been reclassified to conform to the 1995 presentation, including the reclassification of life insurance premiums to other revenue.


NOTE B --- ACQUISITION

      On February 22, 1995, the Company completed the acquisition of Casualty Insurance Company, an Illinois insurance company ("Casualty") pursuant to a Stock Purchase Agreement dated as of December 16, 1994 among the Company, Fremont Compensation Insurance Company, a California corporation and wholly-owned subsidiary of the Company ("Fremont Compensation"), The Buckeye Union Insurance Company, an Ohio insurance company ("Buckeye"), and The Continental Corporation, a New York corporation, whereby Fremont Compensation purchased all of the issued and outstanding capital stock of Casualty. The purchase price paid by the Company was $250 million, comprised of $225 million in cash and $25 million in a note payable to Buckeye. The cash used to fund the acquisition includes $55 million in borrowings under the Company's existing line of credit and the remainder from internally generated funds. The acquisition was treated as a purchase for accounting purposes.

      Casualty's operating results are included in the Company's consolidated statement of income from the date of acquisition. If the acquisition had occurred on January 1, 1995 the pro forma effect on consolidated revenues would have been an increase in premiums earned of $57 million and an increase in net investment income of an estimated $5 million. The pro forma effect on net income would have been an increase of $2 million or $0.12 per share.

     Prior to 1995 and its acquisition by the Company, Casualty participated in an intercompany pooling arrangement with several insurance subsidiaries of its former parent whereby Casualty ceded its insurance risks to these affiliates and reassumed a portion of the former parent's pooled book of business. Because of this intercompany pooling arrangement, separate financial statements on an unpooled basis were not prepared. Accordingly, pro forma results of Casualty's 1994 third quarter and nine months September 30 ended, operations would not be meaningful.

NOTE C --- STOCKHOLDERS' EQUITY AND  PER SHARE DATA

      On May 11, 1995, the Board of Directors declared a ten percent stock dividend that was distributed June 15, 1995 to stockholders of record May 30, 1995.

      Per share data have been computed based on the weighted average number of shares outstanding adjusted retroactively for this ten percent stock dividend.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      Fremont General Corporation, a diversified insurance and financial services holding company, operates through its wholly owned subsidiaries in select niche markets. The four core operating businesses of the company are: workers' compensation insurance, medical professional liability insurance, real estate lending, and commercial finance lending. Additionally, on a smaller scale, the company is involved in underwriting various life insurance products and insurance premium financing. The Company seeks to expand these core businesses through internal growth and acquisition. The Company's workers' compensation insurance operations have recently expanded through the acquisition on February 22, 1995 of Casualty Insurance Company ("Casualty") and its wholly-owned subsidiary Workers' Compensation and Indemnity Company ("WCIC") from the Buckeye Union Insurance Company ("Buckeye"). Buckeye is a subsidiary of The Continental Corporation, a publicly held underwriter of property and casualty insurance. Casualty underwrites workers' compensation insurance in several mid-western states, primarily Illinois, and WCIC underwrites a modest amount in California. Casualty currently is a leader in the Illinois workers' compensation market which provides the Company with a significant presence in the midwest region. The Casualty acquisition provides geographic diversity within the workers' compensation business segment. Additionally, it has resulted in revenues approaching parity between the west and midwest regions which mitigates potential fluctuations in earnings from cyclical downturns in various industries or regional economies.

      The Company's balance sheet at September 30, 1995 has been significantly impacted by the acquisition of Casualty. The acquisition was treated as a purchase for accounting purposes and approximately seven months of Casualty's operating results are included in the Company's results of operations for the nine months ended September 30, 1995. At the acquisition date, the assets acquired and liabilities assumed, net of the purchase price, are summarized in the following table:

                                                                       (Thousands of dollars)
       Assets acquired:
            Fixed maturity investments - at market............           $   15,646
            Short-term investments............................              457,801
            Premiums receivable and agents' balances..........               60,987
            Reinsurance recoverable on unpaid losss...........              141,734
            Deferred income taxes                                            56,905
            Costs in excess of net assets acquired............               48,220
            Other assets, including cash, accrued investment
                income, deferred policy acquisition costs and
                reinsurance recoverable on paid losses........               33,687
                                                                     ---------------
                           Total assets acquired                          $ 814,980
                                                                     ===============

            Liabilities assumed:
            Losses and loss adjustment expenses..............             $ 728,188
            Unearned premiums................................                67,457
            Dividends to policyholders.......................                17,080
            Other liabilities................................                 2,255
                                                                     ---------------
                           Total liabilities assumed                      $ 814,980
                                                                     ===============

     Allocation of the purchase price is subject to valuations and other studies which are not yet complete. Accordingly, the final allocation of the purchase price may be different from the amounts summarized in the preceding table. Since the date of acquisition, the Company has been engaged in the process of re-investing the short-term investments acquired into longer term instruments. This accounts for the significant increase in the Company's fixed maturity and non-redeemable preferred stock portfolios for the nine months ended September 30, 1995 as compared to December 31, 1994.

RESULTS OF OPERATIONS

      The following tables present information for the three and nine months ended September 30, 1995 and 1994 with respect to the Company's principal lines of business.

                                                                Three Months Ended     Nine Months Ended
                                                                September 30,                  September 30,
                                                    ---------------------------    ---------------------------
                                                       1995           1994            1995           1994
                                                    ------------   ------------    ------------   ------------
                                                                     (Thousands of dollars)
Revenues:
    Workers' compensation................              $177,122       $121,662        $504,068       $348,758
    Medical malpractice..................                  8,419          9,102          26,079         24,717
    Property and casualty corporate
      and other..........................                   608          1,123           2,174          3,379
                                                    ------------   ------------    ------------   ------------
Total property and casualty..............                186,149        131,887         532,321        376,854
    Financial services...................                 52,236         41,233         157,822        108,087
    Corporate............................                    114            629             508          2,858
                                                    ------------   ------------    ------------   ------------
Total....................................               $238,499       $173,749        $690,651       $487,799
                                                    ============   ============    ============   ============

Income (Loss) Before Taxes:
    Workers' compensation................                $23,316        $16,451         $61,556        $46,062
    Medical malpractice..................                  1,286            721           3,762          5,533
    Property and casualty corporate
      and other..........................                 (1,666)        (1,694)         (5,270)        (5,924)
                                                    ------------   ------------    ------------   ------------
Total property and casualty..............                 22,936         15,478          60,048         45,671
    Financial services...................                  9,518          7,186          25,838         21,033
    Corporate............................                 (5,594)        (2,286)        (13,036)        (5,380)
                                                    ------------   ------------    ------------   ------------
Total....................................                $26,860        $20,378         $72,850        $61,324
                                                    ============   ============    ============   ============

      The Company generated revenues of approximately $238 million and $691 million in the three and nine months ended September 30, 1995, as compared to $174 million and $488 million for the same periods in 1994. The 37% and 42% increase in the three and nine month period revenues, respectively, is due primarily to higher workers' compensation premiums, net investment income and loan interest. The higher workers' compensation premiums and net investment income are due primarily to the acquisition of Casualty, partially offset by lower premiums earned in California. See "- Property and Casualty Insurance Operations - Premiums." Realized investment gains (losses) in the three and nine months ended September 30, 1995 were $(69,000) and $8,000 respectively, compared to $(24,000) and $120,000, respectively, for the same periods in 1994.

      Net income for the three and nine months ended September 30, 1995 was $18.3 million or $1.05 per share and $49.3 million or $2.85 per share, respectively, compared to $14.1 million or $0.82 per share and $41.7 million or $2.42 per share, for the same periods in 1994. For the three and nine months ended September 30, 1995, income before tax was $26.9 million and $72.9 million, respectively, compared to $20.4 million and $61.3 million for the same periods in 1994, representing an increase of 32% and 19% in the three and nine months ended September 30, 1995.

      Workers' compensation insurance operations posted income before taxes of $23.3 million and $61.6 million for the three and nine months ended September 30, 1995, respectively, as compared to $16.5 million and $46.1 million for the same periods in 1994. The increase in income before taxes of 42% and 34% for the three and nine month periods, respectively, is due primarily to the acquisition of Casualty, offset partially by lower income on the Company's California business. The combined ratio for the three and nine months ended September 30, 1995 was 100.3% and 100.6%, respectively, compared to 96.5% and 98.2% for the same periods in 1994. See "-Property and Casualty Insurance Operations Loss and Loss Adjustment Expense."

      Medical malpractice insurance operations recorded income before tax of $1.3 million and $3.8 for the three and nine months ended September 30, 1995, respectively, as compared to $0.7 million and $5.5 million for the same periods in 1994.

The lower pre-tax income in the nine month period is due primarily to an increase in the frequency of reported claims in the nine months ended September 30, 1995 as compared to the same period in 1994.

      The financial services operations posted an increase in income before taxes for the three and nine months ended September 30, 1995 of 32% and 23%, respectively, as compared to the same periods in 1994. This segment, which primarily includes commercial finance and thrift and loan operations, recorded income before taxes of $9.5 million and $25.8 million for the three and nine months ended September 30, 1995, respectively, as compared to $7.2 million and $21.0 million for the same periods in 1994. These increases are due primarily to the significant growth in the average loan portfolio from $1.0 billion through September 30, 1994, to $1.5 billion through September 30, 1995. Contributing to this growth in the loan portfolio is the acquisition of approximately $345 million in commercial real estate loan portfolios which were completed during the period from June 30, 1994 to June 30, 1995.

      The Company's property and casualty corporate and other segment is composed of miscellaneous revenues and expenses associated with the Company's downstream property and casualty insurance holding company. This also includes the run-off of certain credit disability insurance assumed from an affiliated life insurance company which was discontinued in January, 1995. Since this segment's operations consist primarily of interest expense and overhead expenses, management does not expect this segment to operate at a profit.

      Corporate revenues during the three and nine months ended September 30, 1995 and 1994 consisted primarily of investment income, while corporate expenses consisted primarily of interest expense and general and administrative expense. The increase in corporate loss before taxes for the three and nine months ended September 30, 1995 is due primarily to increased interest expense and decreased investment income. The increase in interest expense is due primarily to additional debt incurred in the acquisition of Casualty, along with modest increases in administrative expenses. See Note B of the Notes to Consolidated Financial Statements on Form 10-Q.

      Income tax expense of $8.6 million and $23.5 million for the three and nine months ended September 30, 1995, respectively, represent effective tax rates of 32.0% and 32.3% on pre-tax income of $26.9 million and $72.9 million. These effective tax rates are similar to effective tax rates of 30.8% and 32.1% for the same periods in 1994. The Company's effective tax rates are lower than the enacted federal income tax rate of 35%, due primarily to tax exempt investment income which reduces the Company's taxable income.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

      The following table represents information for the three and nine months ended September 30, 1995 and 1994 with respect to the Company's property and casualty insurance operations:



                                         Three Months Ended               Nine Months Ended
                                            September 30,                   September 30,
                                     ----------------------------    -----------------------------
                                         1995           1994             1995            1994
                                     -------------  -------------    -------------   -------------
                                                        (Thousands of dollars)

           Revenues.............         $186,149       $131,887         $532,321        $376,854
           Expenses.............          163,213        116,409          472,273         331,183
                                     -------------  -------------    -------------   -------------
           Income Before Taxes            $22,936        $15,478          $60,048         $45,671
                                     =============  =============    =============   =============




     Revenues from the property and casualty insurance operations consist primarily of premiums earned and net investment income. Expenses consist primarily of loss and loss adjustment expenses, policy acquisition costs, other operating costs and expenses and, for the three and nine months ended September 30, 1994 only, dividends to policyholders.

     PREMIUMS. Premiums earned from the Company's workers' compensation insurance operations were $151.3 million and $433.3 million in the three and nine months ended September 30, 1995, respectively, as compared to $107.9 million and $305.1 million for the same periods in 1994. Premiums are higher in the three and nine months ended September 30, 1995 as compared to the same periods in 1994, due primarily to the acquisition of Casualty, partially offset by lower premiums earned in California. Lower California premiums resulted from both a reduction in manual premium rates of 16% on business which incepted on or after January 1, 1994 that became effective October 1, 1994, and the effects of increased competition in 1995. This increased competition resulted from certain legislation enacted in California in July 1993 which, among other things, repealed the minimum rate law effective January 1, 1995 and allowed insurers to establish their own premium rates subject to only a limited review by the California Department of Insurance. (See "- California Workers' Compensation Reform Legislation.") The increased competition in California has also resulted in lower premiums on policies incepting on or after January 1, 1995. Additionally, non-renewing policies have increased in 1995 which has also contributed to the lower premium volume in California. The increase in non-renewing policies occurs as a result of certain premium prices falling below required minimum pricing pursuant to the Company's underwriting standards.

     In the three and nine months ended September 30, 1995, premiums earned from the Company's medical malpractice insurance operations were $7.3 million and $22.7 million, respectively. This is compared to $8.0 million and $21.5 million for the same periods in 1994. The increase of $1.2 million or 5% for the nine month period is due in part to the effects of higher premium rates on California policies filed with, and approved by, the California Department of Insurance in the fourth quarter of 1994 and offset, in part, by the increase in non-renewal policies in 1995. The decrease of $0.7 million or 9% for the three month period is primarily due to the effects of an increase in non-renewing policies in the three month period ended September 30, 1995. This increase in non-renewing policies is due to the establishment of stricter underwriting standards by the Company, which occurred in 1995.

      NET INVESTMENT INCOME. Net investment income in the property and casualty insurance operations was $27.0 million and $74.6 million in the three and nine months ended September 30, 1995, as compared to $15.0 million and $47.5 million for the same periods in 1994. Higher invested assets, due primarily to the acquisition of Casualty, resulted in increased investment income in both the three and nine months ended September 30, 1995.

      REALIZED INVESTMENT GAINS. The net investment gains (losses) realized by the property and casualty insurance operations were $(3,000) and $10,000 in the three and nine months ended September 30, 1995, respectively, compared to $10,000 and $15,000 in the three and nine months ended September 30, 1994.

      LOSS AND LOSS ADJUSTMENT EXPENSE. In the three and nine months ended September 30, 1995, workers' compensation loss and loss adjustment expenses
(LAE) were $116.5 million and $333.8 million, respectively. This is compared to $66.9 million and $193.5 million for the same periods in 1994. In addition, the ratio of these losses and LAE to workers' compensation premiums earned was 77.0% for both the three and nine months ended September 30, 1995. This is compared to 62.0% and 63.4% for the three and nine months ended September 30, 1994, respectively. The increase in incurred loss and LAE in the three and nine months ended September 30, 1995 as compared to the same periods in 1994 is due primarily to the acquisition of Casualty, partially offset by lower incurred loss and LAE in California. Additionally, the increase in the loss and LAE ratio in the three and nine months ended September 30, 1995 as compared to the same periods in 1994, is partially due to lower premiums on California policies which resulted from increased competition in 1995. See "- Premiums." The decrease in California premiums was greater than the decrease in California incurred loss and LAE, thereby resulting in a higher loss and LAE ratio. The negative impact on the Company's profitability resulting from the higher loss and LAE ratio has been mitigated to an extent by lower dividends accrued on California workers' compensation business in 1995. These lower dividends have occurred as the majority of the workers' compensation polices written in the nine months ended September 30, 1995 were non-participating. This type of policy is not eligible for dividend consideration. See "- Dividends toPolicyholders."

      As a percentage of premiums earned, medical malpractice loss and LAE was 80.5% and 81.5% in the three and nine months ended September 30, 1995, respectively, compared to 91.1% and 71.4% for the same periods in 1994. The decrease in the loss ratio in the three month period ended September 30, 1995 as compared to the same period in 1994 is due primarily to a lower severity of claims in the 1995 period. This increase in the loss ratio in the nine month period ended September 30, 1995 as compared to the same period in 1994 is due primarily to an increase in the frequency of reported claims in 1995.

      POLICY ACQUISITION COSTS AND OTHER OPERATING COSTS AND EXPENSES. The ratio of policy acquisition costs and other operating costs and expenses to premiums earned for the property and casualty insurance operations was 23.4% and 23.6% in the three and nine months ended September 30, 1995, respectively, and is modestly higher as compared to 22.4% and 23.1% for the same periods in 1994. Higher workers' compensation agents' commissions in 1995 have been partially offset by lower medical malpractice operating expenses.

     DIVIDENDS TO POLICYHOLDERS. In the three and nine months ended September 30, 1995 there were no dividends accrued. This is compared to $13.0 million and $36.6 million in dividends accrued in the three and nine months ended September 30, 1994. The ratio of dividends accrued to workers' compensation premiums earned therefore decreased to 0% from 12.0% in both the three and nine month periods ended September 30, 1995 as compared to the same periods in 1994.

This significant decrease in dividends accrued is due in part to a change in the type of workers' compensation policy written on and after January 1, 1995. In the nine months ended September 30, 1995, the Company's workers' compensation insurance policies, both in California and those underwritten by Casualty, were predominately written as non-participating, which does not include provisions for dividend consideration. In the first nine months of 1994, the Company's policies were predominately written as participating, thereby obligating the Company to consider the payment of dividends. This shift in policy type is due primarily to the increased competition in the California market which has resulted from the repeal of the minimum rate law, effective January 1, 1995. The Company anticipates that this shift to non-participating policies will continue and be a characteristic element of the competitive environment established by the July 1993 California legislation. See "- California Workers' Compensation Reform Legislation."

      Variability of Operating Results. The Company's profitability can be affected significantly by many factors including competition, the severity and frequency of claims, interest rates, regulations, court decisions, the judicial climate, and general economic conditions and trends, all of which are outside of the Company's control. These factors have contributed to significant variation of results of operations in different aspects of the Company's business from quarter to quarter and year to year. With respect to the workers' compensation insurance business, changes in economic conditions can lead to reduced premium levels due to lower payrolls as well as increased claims due to the tendency of workers who are laid off to submit workers' compensation claims. Legislative and regulatory changes can also contribute to variable operating results for workers' compensation insurance businesses. For example, in the three and nine months ended September 30, 1995, the Company experienced the negative impact of lower premiums and lower profitability on the Company's California workers' compensation business due to increased price competition resulting from legislation enacted in California in July 1993 which, among other things, repealed the minimum rate law effective January 1, 1995. Additionally, in the first nine months of 1994, the Company experienced the positive impact of the continued decrease in the frequency and severity of reported claims on the 1992 and subsequent accident years, particularly in Southern California, that began in mid-1992. The Company believes this decrease was due in large part to the enactment of additional anti-fraud legislation in 1992 and the aggressive program to combat workers' compensation insurance fraud by regulatory and law enforcement authorities and the Company. See "- California Workers' Compensation Reform Legislation." Also, the establishment of appropriate reserves necessarily involves estimates, and reserve adjustments have caused significant fluctuations in operating results from year to year.

      California Workers' Compensation Reform Legislation. In July 1993, California enacted legislation to reform the workers' compensation insurance system and to, among other things, repeal the minimum rate law effective January 1, 1995. Some provisions of this legislation have adversely affected workers' compensation insurers. However, other provisions have benefited workers'
compensation insurers, such as provisions increasing measures to reduce fraudulent claims, placing restrictions on the filing of stress claims, capping vocational rehabilitation benefits and limiting the number of medical-legal evaluations. In addition to the July 1993 legislation, in December 1993, the California Insurance Commissioner reduced workers' compensation manual premium rates on new and renewal business an additional 12.7% effective January 1, 1994. In September 1994, workers' compensation manual premium rates were further reduced by 16% effective October 1, 1994 on all business incepting on or after January 1, 1994.

      The repeal of the minimum rate law on January 1, 1995 has resulted in lower premiums and lower profitability in the Company's California workers' compensation business due to increased price competition. The Company's newly acquired Casualty Insurance Company business, with policies written primarily outside of California, has lessened the impact of the repeal of the minimum rate law by providing geographic diversity, which mitigates the impact of economic and regulatory changes within a regional marketplace.

   Financial Services

     The Company's financial services operations are principally engaged in asset-based lending through Fremont Financial Corporation and commercial and residential real estate lending through Fremont Investment & Loan. The Company also has small life insurance and premium finance operations included in this segment. Revenues consist principally of interest income and, to a lesser extent, life insurance premiums, fees and other income.

The following table presents information with respect to the Company's financial services operations:



                                             Three Months Ended              Nine Months Ended
                                               September 30,                   September 30,
                                        -----------------------------   -----------------------------
                                            1995            1994            1995            1994
                                        -------------   -------------   -------------   -------------
                                                           (Thousands of dollars)

        Revenues...............              $52,236         $41,233        $157,822        $108,087
        Expenses...............                42,718          34,047         131,984          87,054
                                        -------------   -------------   -------------   -------------
        Income Before Taxes....               $9,518          $7,186         $25,838         $21,033
                                        =============   =============   =============   =============


     Revenues increased 27% and 46% in the three and nine months ended September 30, 1995 over the same respective periods in 1994 due primarily to greater loan interest revenue attributable to the significant growth in the loan portfolios of the financial services operations. Loan interest revenues increased 33% and 56% in the three and nine months ended September 30, 1995 over the same periods in 1994. This is consistent with the significant increase in average loans receivable to $1.5 billion for the nine month period ended September 30, 1995 from $1.0 billion for the same period in 1994.

      Income before taxes in the financial services operation were $9.5 million and $25.8 million for the three and nine months ended September 30, 1995 as compared to $7.2 million and $21.0 million for the same periods in 1994. The increases in income before taxes are due primarily to the significant growth in the loan portfolios offset partially by increases in the provision for loan losses and other expenses.

      The following table identifies the interest income, interest expense, average interest-bearing assets and liabilities, and interest margins for the Company's commercial finance and thrift and loan subsidiaries:





                                                                                  Nine Months Ended
                                                                                    September 30,
                                                        1995                                     1994
                                        --------------------------------------  ---------------------------------------
                                         Average                     Yield/       Average                    Yield/
                                         Balance      Interest      Cost (1)      Balance      Interest     Cost (1)
                                        -----------  ------------  -----------  ------------  -----------  ------------
                                (Thousands of dollars, except percents)

Interest bearing assets (2):
  Commercial finance and other........    $607,217       $54,536        11.98 %    $475,702      $36,469         10.22 %
  Thrift and loan:
    Cash equivalents..................      88,856         3,674         5.51        44,578        1,305          3.90
    Investments.......................         832            16         2.56         6,308          373          7.88
    Commercial real estate loans......     679,972        49,855         9.78       395,918       27,194          9.16
    Consumer real estate loans........     125,626         9,171         9.73        63,980        6,158         12.83
    Contract loans....................       7,332           726        13.20        44,667        4,454         13.30
    Installment loans.................       2,630           252        12.78         4,570          436         12.72
    Finance leases....................          45             3         8.89           450           42         12.44
                                        -----------  ------------  -----------  ------------  -----------  ------------

  Total interest bearing assets.......  $1,512,510      $118,233        10.42    $1,036,173      $76,431          9.84
                                        ===========  ============               ============  ===========

Interest bearing liabilities:
  Savings deposits....................    $110,301        $4,268         5.16 %     $89,082       $2,331          3.49 %
  Time deposits.......................     665,143        30,011         6.02       394,564       14,727          4.98
  Commercial paper and other..........      18,394           974         7.06        13,699          569          5.54
  Securitization obligation...........     318,889        15,789         6.60       300,000       10,181          4.52
  Short-term debt.....................     166,050         8,366         6.72        74,176        3,244          5.83
  Debt from affiliates................       47,733         1,675         4.68        30,583        1,678          7.32
                                        -----------  ------------  -----------  ------------  -----------  ------------
  Total interest bearing liabilities..  $1,326,510       $61,083         6.14      $902,104      $32,730          4.84
                                        ===========  ============               ============  ===========

Net interest income...................                    $57,150                                 $43,701
                                                     ============                             ===========
Net yield.............................                                    5.04 %                                   5.62 %

--------------------------------------

(1)  Annualized.
(2)  Average loan balances include nonaccrual loan balances



     The margin between the Company's cost of funds and interest income decreased in the nine months ended September 30, 1995 from the nine months ended September 30, 1994, due primarily to a change in the mix of loans in the thrift and loan operation, as well as a decrease in the net margins in the asset-based lending segment. In the thrift and loan operation, the change in mix occurred under a corporate stategy to shift away from high rate, high risk consumer loans secured by junior liens or personal property, to lower yielding commercial and residential first trust deed real estate loans. The lower yields on the commercial and residential real estate portfolios are compensated for by the improved underlying collateral and collateral position of the Company. The net margins decreased in the asset-based lending segment due primarily to increases in the credit quality of the loan portfolio which has resulted in lower loan yields, as well as to an increase in the competitive environment.

      Loans Receivable and Reserve Activity. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:


                                                             September 30,                  December 31,
                                                            1995                          1994
                                                        -------------------------     -------------------------
                                                                           % of                          % of
                                                           Amount         Total          Amount         Total
                                                        --------------    -------     --------------    -------
                                                               (Thousands of dollars, except percents)
Accounts receivable and inventory loans:
    Commercial finance.........................              $453,566         29%          $409,580         28%
Term loans:
    Commercial finance.........................                121,852          8            124,379          8
    Thrift and loan............................                816,220         53            807,527         55
    Other......................................                153,928         10            126,694          9
                                                        --------------    -------     --------------    -------
       Total term loans........................              1,092,000         71          1,058,600         72
                                                        --------------    -------     --------------    -------
       Total loans.............................              1,545,566        100          1,468,180        100
Less allowance for possible loan losses........                 37,492          2             27,406          2
                                                        --------------    -------     --------------    -------
    Loans receivable...........................             $1,508,074         98%        $1,440,774         98%
                                                        ==============    =======     ==============    =======


The  following   table   illustrates  the  maturities  of  the  Company's  loans
receivable:





                                                              Maturities at September 30, 1995
                                               ---------------------------------------------------------------
                                                  1 to 24         25 to 60        Over 60
                                                   Months          Months          Months          Total
                                                -------------   -------------   -------------  ---------------
                                                                   (Thousands of dollars)
Accounts receivable and inventory
    loans-variable rate................             $467,882              $0              $0         $467,882
Term loans-variable rate...............               146,806         182,022         570,821          899,649
Term loans-fixed rate..................                95,245          50,786          32,004          178,035
                                                =============   =============   =============  ===============
    Total..............................              $709,933        $232,808        $602,825       $1,545,566
                                                =============   =============   =============  ===============



      The Company monitors the relationship of fixed and variable rate loans and interest bearing liabilities in order to minimize interest rate risk.

      The recent adverse economic environment in California has affected the commercial real estate lending industry by negatively impacting borrowers' abilities to service their debts and by reducing the value of real estate collateral. Because of the Company's lending policies, which require conservative loan-to-value ratios and careful review of the value of the property and the borrower, the Company's thrift and loan operations have not been materially affected by these economic conditions. However, there can be no assurance that future adverse conditions will not negatively impact the Company's thrift and loan operations.

      The following table describes the asset classifications, loss experience and reserve and reconciliation of the commercial finance and thrift and loan operations as of or for the period ended as shown below:


                                                                         September 30,
                                                             --------------------------------------
                                                                  1995                   1994
                                                              --------------         --------------
                                                                 (Thousands of dollars, except
                                                                           percents)

Nonaccrual loans............................................        $42,331                $16,023
Accrual loans 90 days past due..............................          1,820                    691
Real estate owned...........................................          4,596                 12,219
                                                              ==============         ==============
Total non-performing assets.................................        $48,747                $28,933
                                                              ==============         ==============

Beginning allowance for possible loan losses................        $27,406                $25,222
Provision for loan losses...................................         10,504                  7,140
Reserves established with portfolio acquisitions............              0                  4,500
Charge-offs:
    Commercial finance and other loans......................            113                  3,717
    Thrift and loan:
        Commercial real estate loans........................          1,561                  2,897
        Consumer real estate loans..........................          1,158                  2,560
        Contract and installment loans......................            207                  1,940
        Finance leases......................................              0                     34
                                                              --------------         --------------
    Total charge-offs.......................................          3,039                 11,148
                                                              --------------         --------------
Recoveries:
    Commercial finance and other loans......................          1,023                    141
    Thrift and loan:
        Commercial real estate loans........................              0                     10
        Consumer real estate loans..........................          1,404                    203
        Contract and installment loans......................            193                    274
        Finance leases......................................             1                     13
                                                              --------------         --------------
    Total recoveries........................................          2,621                    641
                                                              --------------         --------------
Net charge-offs..............................................           418                 10,507
                                                              --------------         --------------
Ending allowance for possible loan losses....................       $37,492                $26,355
                                                              ==============         ==============

Allocation of allowance for possible loan losses:
    Commercial finance and other loans.......................        $15,830                $12,833
    Thrift and loan..........................................         21,662                 13,522
                                                              --------------         --------------
    Total allowance for possible loan losses.................        $37,492                $26,355
                                                              ==============         ==============

Total loans receivable.......................................    $1,545,566             $1,281,632
Average total loans receivable...............................     1,474,438                999,308
Net charge-offs to average total loans receivable
(annualized).................................................         0.04%                 1.40%
Non-performing assets to total loans receivable..............         3.15%                  2.26%
Allowance for possible loan losses to total loans receivable.         2.43%                  2.06%
Allowance for possible loan losses to non-performing assets..        76.91%                 91.09%




     Non-performing assets increased $19.8 million to $48.7 million at September 30, 1995 from $28.9 million at September 30, 1994, due primarily to a $13.8 million increase in nonaccrual loans in the commercial finance operation. The increase in nonaccrual loans in the commercial finance operation is represented by one loan. The collateral securing this loan is closely monitored by the Company and the Company believes it currently has adequate reserves in the allowance for possible loan losses to cover any potential loss on this loan. In the thrift and loan operation, non-performing assets increased $6.6 million and is consistent with the significant increase in loans receivable since September 30, 1994. Additionally, virtually all of the increase occurred in the fourth quarter of 1994. In percentage terms, the thrift and loan's ratio of non-performing assets to total loans receivable first increased from 3.76% at September 30, 1994, to 5.03% at December 31, 1994 and then decreased to 4.22% at September 30, 1995.


     The higher provision for loan losses in the nine months ended September 30, 1995 as compared to the same period in 1994 is consistent with the significant overall growth in average loans receivable. Charge-offs in the nine months ended September 30, 1995 as compared to the same period of 1994 have decreased significantly in both the commercial finance and thrift and loan operations. Within the commercial finance operation, charge-offs decreased $3.6 million due primarily to $2.7 million in charge-offs in 1994 on two loans which had been reserved for prior to 1994. In the thrift and loan operation, charge-offs decreased by $4.5 million. This improvement also comes during a period in which loans receivable increased. The thrift and loan's ratio of net charge-offs to average total loans receivable decreased significantly to .22% at September 30, 1995 from 1.80% at September 30, 1994.

        Included in the reserves established with portfolio acquisitions in the nine month period ended September 30, 1994, is $4.3 million in reserves relating to a $225 million commercial real estate loan portfolio acquisition by Fremont Investment & Loan which was completed in August 1994.


Liquidity and Capital Resources

   The property and casualty insurance operations must have cash and liquid assets available to meet their obligations to policyholders in accordance with contractual obligations, in addition to having the funds available to meet ordinary operating costs. These operations have several sources of funds to meet their obligations, including cash flow from operations, recoveries from reinsurance contracts and investment securities. By statute, the majority of the cash from these operations is required to be invested in investment grade securities to provide protection for policyholders. The Company invests in fixed income and equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's investment portfolio had an unrealized loss of $11 million and $100 million at September 30, 1995 and December 31, 1994, respectively.

     The Company's commercial finance operation funds its lending activities through an asset securitization program, an unsecured revolving line of credit with a syndicated bank group and its capital. The asset securitization program was established to provide a stable and cost effective source of funds to facilitate the expansion of this business. The securities issued in this program have a scheduled maturity of three and four years, respectively, with the first scheduled maturity of $200 million in March 1996, but could mature earlier depending on fluctuations in outstanding balances of loans in the portfolio and other factors. During April 1995, the Company issued $30,000,000 in subordinated variable rate asset-backed certificates via a private placement. As of September 30, 1995, up to $470 million in additional asset-backed certificates may be issued pursuant to a shelf registration statement to fund growth in the commercial finance loan portfolio. The Company's commercial finance operation has an unsecured revolving line of credit with a syndicated bank group that presently permits borrowings of up to $300 million, of which $190 million was outstanding as of September 30, 1995. This credit line is primarily used to finance assets which are not included in the Company's asset securitization program. This credit line expires August 1998.

   The Company's thrift and loan operation finances its lending activities primarily through customer deposits, which have grown from $747 million at December 31, 1994 to $829 million at September 30, 1995. In January 1995, Fremont Investment & Loan became eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"). This financing is available at varying rates and terms. As of September 30, 1995 $109 million was available under the facility and no borrowings were outstanding.

     As a holding company, Fremont General pays its operating expenses, meets its other obligations and pays stockholder dividends from its cash on hand, management fees paid by its subsidiaries and dividends paid by its subsidiaries. Several of the Company's subsidiaries are subject to California laws that restrict their ability to distribute dividends. The Company expects that during the next few years dividends from its subsidiaries will consist primarily of dividends from its property and casualty subsidiaries and dividends on preferred stock of its financial service subsidiaries. The maximum amount available for payment of dividends by the property and casualty subsidiaries during 1995 without prior regulatory approval is approximately $24 million, of which $8 million was paid during the first nine months of 1995.

   To facilitate general corporate operations, in August 1994 the Company obtained a revolving line of credit with a syndicated bank group that permitted borrowings of up to $150 million. In August 1995, the Company negotiated an increase of this line to $200 million, of which $70 million was outstanding as of September 30, 1995. In August 1997, this credit line converts to a term loan with scheduled semi-annual payments through August 2001. In addition, in July 1994 the Company replaced its internally financed loan to its Employee Stock Ownership Plan (ESOP) with an external bank-financed loan totaling $11 million. The maximum principal amount of this loan was increased to $15 million in August, 1995. The loan is due in seven equal annual installments commencing on April 1, 1996 and is secured by certain shares of the ESOP. The balance outstanding at September 30, 1995 was $6.6 million. The interest and principal payments are guaranteed by the Company. Interest is based on, at the Company's option, the bank's prime lending rate, LIBOR plus 1% or an applicable certificate of deposit rate. The rate at September 30, 1995 was 6.88%.

   On February 22, 1995, the Company completed the acquisition of Casualty which resulted in the disbursement of funds totaling $250 million, comprised of $225 million in cash and $25 million in a note payable to Buckeye. The cash used to fund the acquisition includes $55 million in borrowings under the Company's existing line of credit and the remainder from internally generated funds. See Note B of Notes to Consolidated Financial Statements on Form 10-Q.

   Stockholder dividends declared were $9.7 million and $8.6 million for the nine months ended September 30, 1995 and 1994, respectively. Additionally, on May 11, 1995, the Company declared a 10% stock dividend which was distributed June 15, 1995. See Note C of Notes to Consolidated Financial Statements on Form 10-Q.

   Net cash provided by operating activities was $26.7 million and $55.7 million in the nine months ended September 30, 1995 and 1994, respectively. Net cash provided by operating activities decreased in the nine months ended September 30, 1995 over the same period in the prior year due primarily to higher agents' balances in 1995 pursuant to increases in premium volume, a decrease in accrued investment income, a decrease in claims and policy liabilities and higher amortization of policy acquisition costs, net of deferrals. These conditions were offset partially by an increase in net income, a decrease in deferred income taxes, an increase in the provision for loan losses, and a decrease in other assets due primarily to decreases in real estate owned in the thrift and loan operation. The increase in the provision for loan losses is consistent with the increase in loans receivable to $1.5 billion from $1.3 billion as of September 30, 1995 and 1994, respectively.

   Net cash used in investing activities was $360.4 million and $435.2 million in the nine months ended September 30, 1995 and 1994, respectively. Net cash used in investing activities decreased in the nine months ended September 30, 1995 as compared to 1994 due primarily to a decrease in bulk loan purchases and loan originations, net of loan repayments, in the thrift and loan operation. These conditions were offset partially by the acquisition of Casualty and an increase in investment purchases, net of sales, maturities and calls.

     As of July 1, 1995 the Company's held to maturity portfolio was transferred to available for sale in accordance with the provisions of Financial Accounting Standards Statement 115 ("FASB 115"), "Accounting for Certain Investments in Debt and Equity Securities." This transfer became necessary as the Company sold certain investment securities in July which were classified as held to maturity at June 30, 1995. These investment sales were part of an overall review and restructuring of the investment portfolio performed in conjunction with the investing of cash received in the Casualty acquisition. This review and restructuring caused the Company to consider the appropriateness of the remaining held to maturity investments, which resulted in the reclassification.

   Net cash provided by financing activities was $331.9 million and $378.8 million in the nine months ended September 30, 1995 and 1994, respectively. Net cash provided by financing activities decreased in the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, due primarily to a lower increase in thrift deposits partially offset by a net increase in short-term and long-term debt and an increase in annuity contract receipts. Repayments of short-term debt increased and proceeds from long-term debt increased primarily due to a reclassification of the commercial finance operation's credit line from short-term debt to long-term debt as of September 30, 1995. This reclassification was made pursuant to the terms of the credit line, which was renegotiated in August 1995.

     The Company's investment portfolio increased $900 million to $1.5 billion at September 30, 1995 from $631 million at December 31, 1994. Contributions to this increase were approximately $528 million resulting from the Casualty acquisition,

$142 million increase in net annuity receipts in the Company's life insurance operation, and a $90 million decrease in unrealized losses recorded pursuant to FASB 115.

   The Company's property and casualty premium to surplus ratio for the year ended December 31, 1994 was 1.8 to 1, which is within industry guidelines. The FDIC has certain capital and liquidity requirements for its member institutions, and Fremont Investment & Loan was in compliance with these standards as of September 30, 1995. In August 1994, the Company contributed $23 million to Fremont Investment & Loan to support the growth in the loan portfolio during 1994.



   The Company believes that its existing cash, bank lines of credit, revenues from operations and other available sources of liquidity will be sufficient to satisfy its liquidity needs for the next several years.

   The Company's strategy is to expand its business to the extent possible without adversely impacting its loan portfolio and policyholder base. However, the Company's strategic model is not dependent on growth as a source of liquidity. While the level of revenues will obviously affect results of operations, the Company's liquidity is not dependent on future revenue growth.


Changes in Accounting Principles

   During 1993, the Financial Accounting Standards Board issued Statement 114, "Accounting by Creditors for Impairment of a Loan," which is effective for fiscal years beginning after December 15, 1994. The Company adopted this standard on January 1, 1995. The effect on stockholders' equity and income is not significant.

   Other recently issued accounting standards do not have a material impact upon the Company's stockholders' equity or results of operations.

                      PART II - OTHER INFORMATION



ITEM 1: LEGAL PROCEEDINGS.
        None.

ITEM 2: CHANGES IN SECURITIES.
        None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.
        None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        None.

ITEM 5: OTHER INFORMATION.
        None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.
        (a)    Exhibits


   EXHIBIT NO.                       DESCRIPTION

(2)(i) Stock Purchase Agreement among Fremont Compensation Insurance Company, Fremont General Corporation, the Buckeye Union Insurance Company, The Continental Corporation and Casualty Insurance Company, dated as of December 16, 1994. (Filed as Exhibit No. 2.1 to Current Report on Form 8-K, as of February 22, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

(2)(ii) Amendment No. 1 to Stock Purchase Agreement among Fremont Compensation Insurance Company, Fremont General Corporation, the Buckeye Union Insurance Company, The Continental Corporation and Casualty Insurance Company, dated as of December 16, 1994. (Filed as Exhibit No. 2.2 to Current Report on Form 8-K, as of February 22, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

(3)(i) Articles of Incorporation and By-laws (Filed as Exhibit No. (3) to Annual Report on Form 10-K, for the Fiscal Year Ended December 31, 1988, Commission File Number 1-8007, and incorporated herein by reference.)

(3) (ii) Certificate of Amendment of Articles of Incorporation (Filed as Exhibit 3.2 to Registration Statement File No. 33-68098 which was declared effective on October 4, 1993 and herein incorporated by reference.)

(4)(i) Form of Stock Certificate for Common Stock of the Company. (Filed as Exhibit No. (1) Form 8-A filed on March 17, 1993, Commission File Number 1-8007, and incorporated herein by reference.)

(4)(ii) Indenture with respect to Liquid Yield Option Notes Due 2013 between the Registrant and Bankers Trust Company. (Filed as Exhibit No. (4)(iv) to Registration Statement on Form S-3 filed on October 1, 1993, and incorporated herein by reference.)


(10)(i) Employment Agreement between the Company and James A. McIntyre. (Filed as Exhibit No. (10)(i) to Quarterly Report on Form 10-Q for the period ended March 31, 1994, Commission File Number 1-8007, and incorporated herein by reference.)

(10)(ii)     Supplemental  Retirement Plan of the Company. (Filed as Exhibit No.
             (10)(v) to Annual Report on Form 10-K, for the Fiscal Year Ended December 31, 1990, Commission File Number 1-8007, and incorporated herein by reference.)

(10)(iii) Trust Agreement for Supplemental Retirement Plan of the Company as amended. (Filed as Exhibit No. (10)(iv) to Annual Report on Form 10-K, for the Fiscal Year Ended December 31, 1993, Commission File Number 1-8007, and incorporated herein by reference.)

(10)(iv) Excess Benefit Plan of the Company. (Filed as Exhibit No. (10)(vi) to Annual Report on Form 10-K, for the Fiscal Year Ended December 31, 1990, Commission File Number 1-8007, and incorporated herein by reference.)

(10)(v) Non-Qualified Stock Option Plan of 1989 of the Company. (Filed as Exhibit No. (10)(vii) to Annual Report on Form 10-K, for the Fiscal Year Ended December 31, 1990, Commission File Number 1-8007, and incorporated herein by reference.)

(10)(vi) 1995 Management Incentive Compensation Plan of the Company. (Filed as Exhibit No. (10)(vi) to Quarterly Report on Form 10-Q for the period ended June 30, 1995, Commission File Number 1-8007, and incorporated herein by reference.)


(10)(vii) Long-Term Incentive Compensation Plan of the Company., (Filed as Exhibit No. (10)(viii) to Annual Report on Form 10-K, for the Fiscal Year Ended December 31, 1993, Commission File Number 1-8007, and incorporated herein by reference.)


(10)(viii) Credit Agreement $15,000,000 by and among Merrill Lynch Trust Company of California as trustee for the Fremont General Corporation Employee Stock Ownership Trust. The Plan Committee (hereinafter described) on behalf of the Fremont General Corporation Employee Stock Ownership Plan, Fremont General Corporation, and First Interstate Bank of California August 10, 1995.


(10)(ix) Fremont General Corporation and Affiliated Companies Investment Incentive Program as amended. (Filed as an exhibit to Annual Report on Form 10-K, for the Fiscal Year Ended December 31, 1991,
             Commission  File  Number  1-8007,   and   incorporated   herein  by
             reference.)

(10)(x) Trust Agreement for Investment Incentive Program. (Filed as Exhibit No. (10)(xi) to Annual Report on Form 10-K, for the Fiscal Year Ended December 31, 1993, Commission File Number 1-8007, and incorporated herein by reference.)

(10)(xi) Fremont General Corporation Employee Stock Ownership Plan as amended. (Filed as Exhibit No. (10)(vii) to Annual Report on Form 10-K, for the Fiscal Year Ended December 31, 1990, Commission File Number 1-8007, and incorporated herein by reference.)

(10)(xii) Amended and Restated Trust Agreement for Fremont General Corporation Employee Stock Ownership Plan. (Filed as Exhibit No.
             (10)(vii) to Annual Report on Form 10-K, for the Fiscal Year Ended December 31, 1990, Commission File Number 1-8007, and incorporated herein by reference.)

(10)(xiii) Credit Agreement among Fremont General Corporation, Various Lending Institutions and the Chase Manhattan Bank, N.A., As Agent. Amended and Restated.

(27)         Financial Data Schedule

    (11)     Statement re: Computation of Per Share Earnings.

        (b)    Current Reports on Form 8-K during the third quarter of
                   1995:

               None.

                               SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FREMONT GENERAL CORPORATION



Date:  November  13, 1995                    LOUIS J. RAMPINO
                                          -------------------
                                          Louis J. Rampino, President,
                                          Chief Operating Officer and Director





Date:  November  13, 1995                    JOHN A. DONALDSON
                                          --------------------
                                          John A. Donaldson, Controller
                                          and Chief Accounting Officer