Form 10-K/A
period 1994-12-31
FREMONT GENERAL CORP
filed 1996-01-19
CIK 38984

================================================================================



                                 FORM 10-K/A
                                  ----------
                               AMENDMENT NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ----------
              [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  ----------
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                         COMMISSION FILE NUMBER 1-8007
                                  ----------
                          FREMONT GENERAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEVADA                                                                             95-2815260
  (STATE OR OTHER JURISDICTION OF                                                             (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                                                         IDENTIFICATION NUMBER)

   2020 SANTA MONICA BOULEVARD,
     SANTA MONICA, CALIFORNIA                                                                       90404
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                                         (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 315-5500
                                  ----------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                         COMMON STOCK, $1.00 PAR VALUE
      LIQUID YIELD OPTION(TM) NOTES DUE 2013 (ZERO COUPON-SUBORDINATED)
                             (TITLE OF EACH CLASS)

                            NEW YORK STOCK EXCHANGE
                  (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO    .
                                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [   ]


The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1995:

                   COMMON STOCK, $1.00 PAR VALUE-$216,224,000

The number of shares outstanding of each of the issuer's classes of common stock as of March 22, 1995:

                COMMON STOCK, $1.00 PAR VALUE-15,388,000 SHARES

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the 1995 annual meeting of stockholders are incorporated by reference into Part III of this report.

================================================================================

ITEM 1. BUSINESS

GENERAL

         Fremont General is a diversified financial services holding company, which through its subsidiaries, wrote $380 million of workers' compensation insurance premiums in California in 1994. The Company also has a growing financial services business primarily consisting of asset-based lending through its commercial finance subsidiary and commercial and residential real estate lending through its thrift and loan subsidiary. In addition, the Company offers other insurance products, including medical malpractice insurance. For the year ended December 31, 1994, the Company had workers' compensation insurance premiums earned of $401 million and had total revenues of $653 million. The Company's assets exceeded $3 billion at the end of 1994.

         After reorganizing its senior management in 1989, Fremont General restructured its operations and concentrated on improving the operating performance and financial strength of its businesses while expanding its operations through acquisitions and internal growth. The Company has become more selective in the business it originates and has increasingly focused on higher quality underwriting and lending opportunities that provide good margins. In recent years, the California economy has been adversely affected by an economic recession which has caused a reduction in employment levels and real estate values. In spite of this difficult economic environment, the Company has achieved an improvement in operating results and financial strength over the five years ended December 31, 1994. During this period, the Company's income before taxes grew at a 20% compound annual rate, and book value per share increased from $13.55 to $22.81.

         The Company recently expanded its workers' compensation operations through the acquisition on February 22, 1995 of Casualty Insurance Company ("Casualty") and its wholly-owned subsidiary Workers' Compensation and Indemnity Company ("WCIC") from the Buckeye Union Insurance Company ("Buckeye"). Buckeye is a subsidiary of The Continental Corporation, a publicly held underwriter of property and casualty insurance. Casualty underwrites workers' compensation insurance in several mid-western states, primarily in Illinois, and WCIC underwrites a modest amount in California. Casualty currently is a leader in the Illinois workers' compensation market and the Company believes this acquisition will provide the Company with a significant presence in the mid-west region.

         Fremont General's strategy is to develop profitable businesses by providing diverse financial services to small and medium-sized businesses. By engaging in a variety of businesses, the Company believes that it can better achieve stability in its operating results, and it has done so over the past several years. Inherent in this strategy is the Company's belief that opportunities are often created by business and regulatory challenges that cause competitors to withdraw from a market. In the early 1990's, problems such as the incidence of fraudulent claims significantly impacted the workers' compensation insurance industry and resulted in a reduction by many workers' compensation carriers in their role in the Southern California market.
However, the Company remained committed to the Southern California market and has sought solutions to these problems, such as the institution of its "zero tolerance" program which promotes the aggressive prosecution of workers' compensation fraud. Similarly the withdrawal of many financial institutions, due in part to regulatory pressures such as increased capital requirements, from the business of financing small to medium sized businesses and making commercial real estate loans enhanced opportunities for the Company's commercial finance and thrift and loan subsidiaries. The Company has been able to take advantage of these opportunities because it had sufficient capital to support the expansion of its operations. The Company has adhered to rigorous underwriting policies requiring conservative over-collateralization and careful review of the property and borrower. See "--Insurance Operations" and "--Financial Services Operations."

         Management believes that ownership of the Company's Common Stock by employees has been an important element in the Company's success by enabling the Company to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive and motivation to such individuals to promote the success of the Company. As of December 31, 1994, officers and directors of the Company, their families and the Company's ESOP beneficially owned approximately 29% of the Company's outstanding Common Stock.

INSURANCE OPERATIONS

Workers' Compensation Insurance

         Fremont Compensation Insurance Company ("Fremont Compensation") offers workers' compensation insurance almost entirely in California, the largest market in the United States. During 1993 (the latest year for which information is available), the Company was the fourth largest private workers' compensation insurance company in California, with approximately 5% of the $9.0 billion California workers' compensation insurance market. In 1994, Fremont Compensation's California workers' compensation insurance premiums were evenly distributed between Northern and Southern California. In 1995, the Company believes that its previously described acquisition of Casualty Insurance Company will result in workers' compensation insurance premiums being evenly distributed between California and the mid-west region, primarily Illinois. A.M. Best rates the Company's workers' compensation insurance subsidiaries on a consolidated basis as "A-" (Excellent). An "A-" rating is A.M. Best's fourth highest rating out of fifteen ratings which range from "A++" (Superior) to "F" (In Liquidation). In 1994, income before taxes from workers' compensation insurance operations was $62 million.

         Workers' compensation is a statutory system which requires every employer to either purchase insurance or self-insure in order to provide its employees with medical care and other specified benefits for work-related injuries or illnesses. Compensation is payable regardless of who was at fault. Most employers provide for this potential liability by purchasing workers' compensation insurance from insurance carriers. There are four types of benefits payable under workers' compensation policies: medical benefits, vocational rehabilitation benefits, disability benefits and death benefits.
The amounts of disability and death benefits payable for claims are established by statute, vocational rehabilitation benefits are capped at $16,000, and no dollar limitation is set forth for medical benefits.

         In the past several years, the California market has been impacted by recessionary economic conditions and incidences of fraudulent workers' compensation claims. In 1992, the Company instituted its "zero tolerance" program, which promotes the aggressive prosecution of workers' compensation fraud. As part of this program, the Company established an in-house fraud investigation unit which actively pursues cases of fraud and works closely with local prosecutors. The Company also funded an advertising campaign to inform the public that workers' compensation fraud will not be tolerated by the Company. The Company believes that this program reduced the frequency and severity of claims made against the Company, particularly in such fraud-prone categories as post-employment job stress. Frequency of claims declined 2% and 15% during the twelve months ended December 31, 1994 and 1993, respectively, as compared to the previous year.

         The Company recently improved its data processing capabilities. In 1992, the Company entered into an agreement with Electronic Data Systems ("EDS") to provide data processing services and management information services to the Company's workers' compensation insurance operations. This agreement has a term of ten years. The Company expects that its relationship with EDS will enable it to create a more sophisticated information management system. The Company believes that such a system, together with internal operational changes, has helped to control costs, allowed easier access to data, improved response times and enhanced data integrity. This new operational system has also enhanced its disaster recovery capability.

         Premiums. Workers' compensation insurance premiums are based upon the policyholder's payroll and may be significantly affected by changes in general economic conditions which impact employment and wage levels, as well as by government regulation. Prior to January 1, 1995, under the California minimum rate law, the California Department of Insurance has set standard statewide premium rates, known as manual rates, for each of approximately 450 employment classifications. These rates are subject to experience modification factors based on each employer's own loss experience over a specified period. The manual rates, as modified by these experience factors, are the minimum rates which must be charged, although insurers may charge higher than the minimum rates if they wish. Manual rates and the levels of benefit payments are changed from time to time to reflect industry experience. However, in July 1993, the California legislature enacted legislation to reform the workers' compensation system and to, among other things, (i) reduce workers' compensation manual premium rates by 7% effective July 16, 1993 and (ii) repeal the minimum rate law effective January 1, 1995. In place of the minimum rate law, workers' compensation insurance companies will be provided with advisory rates by classification, and each insurance company will determine its own premium rates based in part upon its operating costs and loss costs. The premium rates determined by an insurer will be subject to limited review by the Department of Insurance. Insurers will be permitted to use any rate within 30 days after filing it with the Insurance Commissioner unless the rate is disapproved by the Insurance Commissioner. See "--Regulation." Since the July 1993 legislation, premiums were further impacted in 1994 by additional reductions in manual premium rates of 12.7% on new and renewal business that became effective January 1, 1994, and a further 16% on all business incepting on or after January 1, 1994 that became effective October 1, 1994. These reductions were required by order of the California Insurance Commissioner.

         Underwriting and Loss Control. Prior to insuring a workers' compensation account, the Company's underwriting department reviews the employer's prior loss experience, safety record, credit history, operations, geographic location and employment classifications. The Company generally avoids industries and businesses involving hazardous conditions or high exposure to multiple injuries resulting from a single occurrence. The Company targets accounts that appear to have a strong work ethic among employees, long-term employees, and a genuine interest in the adoption of and adherence to loss control standards.

         The loss control department participates in the initial underwriting process and provides continuing services while the policy is in force. In the initial underwriting phase, a Company loss control consultant will generally survey the employer's operations, review the employer's prior loss patterns and assess the extent to which such losses may be prevented. The loss control consultant will also meet with the employer's management to assess the extent to which management is committed to safety in the workplace. After the policy is issued, the loss control department provides continuing assistance to the employer in developing and maintaining safety programs and procedures, reviews periodic loss reports, attempts to identify weaknesses in the employer's loss control procedures and assists the employer in correcting these weaknesses.

         Policyholders' Dividends. The majority of the Company's workers' compensation insurance has been written on participating policies, which allow the insurer to declare and pay dividends to a policyholder after the expiration of the policy, based upon the policyholder's loss experience, the Company's overall loss experience and competitive conditions. In the past, California's workers' compensation insurers charged minimum rates for premiums and generally used policyholder dividends as a means of competitive pricing. Although insurers were prohibited by law from making promises to policyholders regarding future payment of dividends, insurers informed policyholders of the amount of dividends that had been paid historically. The determination of the amount of the dividend is generally made 15 to 18 months after policy expiration, and such payments require approval by the insurer's board of directors. Therefore, the Company's loss ratio for the current period may be significantly different than the loss ratio for the period that was currently under dividend consideration. In the future, the Company believes that the majority of the Company's California workers' compensation insurance will be written on a non-participating basis. This change in policy-type is anticipated as a result of the increased competition which has resulted from the repeal, effective January 1, 1995, of the minimum rate law in California.

         Claims Administration. The Company's policy is to settle valid claims promptly and to work closely with policyholders to return injured workers to the job quickly, while avoiding litigation if possible. Claims personnel communicate frequently with policyholders, injured employees and medical providers. The Company's policy is to control the number of cases assigned to its claims personnel, to identify and investigate questionable claims and to produce early and cost-effective case settlements of valid claims. As part of its "zero tolerance" program, the Company refuses to settle any claim that it believes to be fraudulent. In most claims litigated administratively, the Company utilizes its own non-lawyer hearing representatives and has found this practice to be significantly less expensive than using legal counsel. These cost-containment efforts have reduced paid litigation expenses by 19% from 1993 to 1994.

         The Company provides rehabilitation programs for insured employees and medical cost containment programs. The Company monitors medical care bills to determine if they are reasonable, audits hospital bills, reviews hospital utilization and becomes involved in the selection of treatment facilities.

         The Company maintains claims processing offices in San Francisco, Glendale, Orange, Fresno and San Diego. The Company also has an office in Phoenix that processes claims for insureds in Arizona.

         Competition. Prior to January 1, 1995, minimum premium rates were prescribed for workers' compensation insurance in California by the Department of Insurance, and competition for underwriting such insurance in California had been based principally upon an insurance carrier's financial strength and history of paying policyholders' dividends. Secondary considerations included loss control and claims administration, the ability to respond promptly to agents and brokers, and commission schedules for agents and brokers. The repeal of the minimum rate law effective January 1, 1995 has resulted in increased price competition. See "-- Regulation." Although the Company is one of the largest writers of workers' compensation insurance in California, certain of the Company's competitors are larger and have greater resources than the Company. The Company believes that it has been able to compete more effectively in the California workers' compensation insurance market as a result of its financial strength and long-term uninterrupted presence in that market. The largest underwriter of workers' compensation insurance in California is the State Compensation Insurance Fund, which provides employers with an alternative source of workers' compensation insurance and in 1993 (the latest year for which information is available) accounted for approximately 19% of the market. In addition, many employers are self-insured.

         Marketing. The Company markets its workers' compensation insurance products through more than 600 non-exclusive independent insurance agents and brokers, many of whom have been associated with the Company for more than 15 years. During 1994, the ten largest agents accounted for approximately 20% of the Company's workers compensation insurance premiums written, and no single agent or broker accounted for more than 4% of premiums written.

Medical Malpractice Insurance

         The Company's medical malpractice insurance operation, Physicians and Surgeons, writes primarily standard professional liability insurance in California. Fremont Indemnity Company, of which Physicians and Surgeons is a division, is currently rated "B++" (Very Good) by A.M. Best. Physicians and Surgeons offers coverage for individual medical doctors, anesthesiologists, podiatrists, as well as medical groups, community clinics, laboratories and miscellaneous medical clinics. As of December 31, 1994, the Company had approximately 2,100 medical malpractice insurance policies in force. Physicians and Surgeons markets its policies exclusively through approximately 300 non-exclusive independent insurance agents and brokers. The Company's medical malpractice insurance business has been consistently profitable since the Company acquired it in 1985, and income before taxes was $6.6 million in 1994.

         The medical malpractice insurance unit underwrites risks exclusively on a "claims made" basis. Coverage is provided for claims reported to the Company during the policy period arising from incidents that occurred at any time that the insured was covered by the policy. The Company also offers "tail" coverage for claims reported after the expiration of the policy for occurrences arising during the coverage period. The price of the "tail" coverage is determined by the insurer after the policy has expired and the insured makes an election to obtain "tail" coverage.

         Medical malpractice insurance has historically been a volatile line of insurance. The Company seeks to reduce its underwriting exposure by employing strict underwriting standards based in part on the risks associated with the type of medical specialty, length of practice, loss history, educational background as well as other factors.

         The California Medical Injury Compensation Reform Act, adopted in 1975, currently provides for limitation of damages for pain and suffering of $250,000, limitations of fees for plaintiffs' attorneys by a specified formula, periodic payment of medical malpractice judgments, and the introduction of evidence of collateral source benefits payable to the injured plaintiff. The Company believes that this legislation, which was upheld by the courts in the mid-1980s, has brought stability to the medical malpractice insurance marketplace in California by increasing the ability of insurers to assess the risks involved in underwriting this line of business. Legislation has been periodically introduced in the California Legislature to modify the terms of this act, including bills to increase the limitation on damages for pain and suffering. No predictions can be made as to whether any of these legislative proposals will be adopted.

         Significant attention has recently been focused on reforming the health care system in the United States. A broad range of health care reform measures have been suggested, and public discussion of such measures will likely continue in the future. Certain proposals suggest spending limits, price controls, limitations on increases in insurance premiums, limiting the financial impact of tort claims against doctors and hospitals and restructuring the health care insurance system. The Company cannot predict which, if any, reform proposals will be adopted, when they may be adopted or what impact they may have on the Company. While some of these proposals could be beneficial to the Company, the adoption of others could have a material adverse effect on the Company's operations.

         The Company believes that the principal competitive factors affecting the medical malpractice insurance business are, in general, the financial strength of the insurer, pricing, availability of coverage desired by customers and quality of service, including claims administration. The Company's principal competitors are mutual insurance companies owned by their health-care provider insureds.

Reinsurance Ceded

         Reinsurance is ceded primarily to reduce the liability on individual risks and to protect against catastrophic losses. The Company follows the industry practice of reinsuring a portion of its risks. For this coverage, the Company pays the reinsurer a portion of the premiums received on all policies.

         The Company maintains excess of loss reinsurance treaties with various reinsurers for each of its insurance lines. Under the current workers' compensation reinsurance treaties, various reinsurers assume liability on that portion of the loss that exceeds $1 million per occurrence, up to a maximum of $199 million per occurrence. For medical malpractice insurance, excess of loss reinsurance treaties cover claims and losses above $1 million, up to a maximum of $5 million. Although reinsurance makes the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded, it does not legally discharge an insurer from its primary liability for the full amount of the policy liability. All of the foregoing reinsurance is with non-affiliated reinsurers. The Company believes that the terms of its reinsurance contracts are consistent with industry practice and, based on its review of the reinsurers' financial statements and reputations in the reinsurance marketplace, that its reinsurers are financially sound. The Company encounters disputes from time to time with its reinsurers, which, if not settled, are typically resolved in arbitration.

         The Company's treaties are generally for annual terms. The Company has maintained reinsurance treaties with many of these same reinsurers for a number of years and believes that suitable alternative reinsurance treaties are readily obtainable at the present time. In general, the reinsurance agreements are of the treaty variety and cover all underwritten risks of types specified in the treaties. The Company also from time to time purchases facultative reinsurance, which covers specific liabilities underwritten. As of December 1994, General Reinsurance Corporation and Employers Insurance of Wausau, a Mutual Company, were the only reinsurers that accounted for more than 10% of total amounts recoverable from all reinsurers on paid and unpaid losses.

Operating Data

         Set forth below is certain information pertaining to the Company's workers' compensation and medical malpractice businesses as determined in accordance with GAAP for the years indicated. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of certain of this information.

                                                                                Year Ended December 31,
                                                        1994            1993            1992            1991              1990
                                                     ---------       ---------       ---------       ---------         ---------
                                                                         (Thousands of dollars, except percents)
Workers' Compensation
  Net premiums earned                                 $401,455        $426,793        $378,468        $371,981          $381,050
  Net investment income and other (1)                   52,747          56,733          67,458          62,370            54,499
  Underwriting profit (loss)                             9,452          (6,958)        (25,659)        (21,132)          (14,773)
  Net Income before taxes                               62,199          49,775          41,799          41,238            39,726
   Loss Ratio                                             62.1%           70.4%           82.2%           70.9%             72.4%
   Expense ratio                                          23.1%           20.6%           21.8%           25.0%             24.1%
   Policyholders' dividend ratio                          12.4%           10.6%            2.8%            9.8%              7.4%
                                                      --------        --------        --------        --------          --------
       Total combined ratio                               97.6%          101.6%          106.8%          105.7%            103.9%
Medical Malpractice
  Net premiums earned                                 $ 28,554        $ 25,055        $ 29,050        $ 36,701          $ 26,801
  Net investment income and other (1)                    4,700           4,655           5,056           4,799             7,883
  Underwriting profit                                    1,883           5,560           6,466           9,896             2,379
  Net income before taxes                                6,583          10,215          11,522          14,695            10,262
   Loss ratio                                             74.4%           56.5%           56.7%           59.4%             67.5%
   Expense ratio                                          19.0%           21.3%           21.0%           13.6%             23.6%
                                                      --------        --------        --------        --------          --------
       Total combined ratio                               93.4%           77.8%           77.7%           73.0%             91.1%

-----------
(1) Includes net realized investment gains and interest expense.


         Statutory Combined Ratio. The following table reflects the combined ratios of the Company's insurance subsidiaries determined in accordance with statutory accounting practices, together with the property and casualty industry-wide combined ratios after policyholders' dividends, as compiled by A.M. Best for the years indicated.

                                              Year Ended December 31,
                                 --------------------------------------------------
                                  1994       1993       1992       1991       1990
                                 ------     ------     ------     ------     ------
Workers' compensation:
         Company                  98.5%      98.8%     110.4%     104.8%     105.2%
         Industry (1)             99.0%     109.1%     121.5%     122.6%     117.4%
Medical malpractice:
         Company                  94.8%      76.1%      80.2%      92.7%      80.2%
         Industry (1)            115.5%     108.1%     127.9%     103.7%     105.8%

(1) Nationwide statutory combined ratio information for the workers' compensation insurance industry and the medical malpractice insurance industry for 1990 through 1993 is from A.M. Best's Aggregates &
         Averages, Property-Casualty (1991 through 1994 editions).   Industry
         statutory combined ratio information for 1994 is an estimate by A.M. Best.

         The differences between the GAAP and statutory combined ratios for medical malpractice insurance for 1990 and 1991 principally reflect the deferral under GAAP of certain premiums during 1990 by reason of California Proposition 103, which were recognized under GAAP in 1991. Under SAP accounting, the revenue deferral and subsequent recognition are not reflected.

         Premium-to-Surplus Ratio. Regulatory authorities regard the premium-to-surplus ratio as an important indicator of operating leverage, since the lower the ratio, the greater the insurer's ability to withstand abnormal loss experience. Guidelines established by the National Association of Insurance Commissioners ("NAIC") provide that a property and casualty insurer's premium-to-surplus ratio is satisfactory if it is below 3 to 1.

         The following table sets forth the Company's consolidated ratio of net premiums written during the period to policyholders' surplus on a statutory basis at the end of the period, for the periods indicated:

                                                                                   Year Ended December 31,
                                                          ------------------------------------------------------------------------
                                                            1994            1993            1992            1991            1990
                                                          --------        --------        --------        --------        --------
                                                                           (Thousands of dollars, except ratios)
Net premiums written during the year                      $425,631        $454,867        $414,218        $404,701        $417,557
Policyholders' surplus at end of year                      235,294         221,857         162,714         158,512         161,807
Ratio                                                          1.8x            2.1x            2.5x            2.6x            2.6x

         Loss and Loss Adjustment Expense Reserves

         In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer's payment of that loss. To recognize liabilities for future unpaid losses, insurers establish reserves, which are balance sheet liabilities, representing estimates of future amounts needed to pay claims with respect to insured events that have occurred. Reserves are also established for loss adjustment expense reserves ("LAE") representing the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process.

         Reserves for losses and LAE are based not only on historical experience but also on management's judgment of the effects of matters such as future economic and social forces likely to impact the insurer's experience with the type of risk involved, circumstances surrounding individual claims, and trends that may affect the probable number and nature of claims arising from losses not yet reported. Consequently, loss reserves are inherently subject to a number of highly variable circumstances.

         Reserves for losses and LAE are revalued periodically using a variety of actuarial and statistical techniques for producing current estimates of expected claim costs. Claim frequency and severity and other economic and social factors are considered in the reevaluation process. A provision for inflation in the calculation of estimated future claim costs is implicit since reliance is placed on both actual historical data, which reflect past inflation, and on other factors which are judged to be appropriate modifiers of past experience. Adjustments to liabilities are reflected in operating results for the periods to which they are made.

         Reconciliation of Loss and Loss Adjustment Expense Reserves. The following table shows in accordance with GAAP the reconciliation of the estimated liability for losses and LAE for the Company's insurance subsidiaries (excluding discontinued operations) and the effect on income for each of the three years indicated.

                 Reconciliation of Reserves for Losses and LAE

                                                                                       Year Ended December 31,
                                                                               1994             1993              1992
                                                                             ---------        ---------         ---------
                                                                                       (Thousands of dollars)
Reserve for losses and LAE, net of reinsurance
  recoverable, at beginning of year                                          $ 644,190        $ 633,394         $ 627,103
Incurred losses and LAE:
         Provision for insured events of the current year,
           net of reinsurance                                                  290,833          323,279           290,199
         Increase (decrease) in provision for insured
           events of prior years, net of reinsurance                           (17,234)(1)       (4,126)           41,004(1)
                                                                             ---------        ---------         ---------
               Total incurred losses and LAE, net of reinsurance               273,599          319,153           331,203

Payments, net of reinsurance:
         Losses and LAE attributable to insured events of:
              Current years                                                    (70,505)         (67,805)          (67,321)
              Prior years                                                     (236,774)        (240,552)         (257,591)
                                                                             ---------        ---------         ---------
Reserve for losses and LAE, net of related reinsurance
  recoverable, at beginning of year                                          $ 610,510        $ 644,190         $ 633,394
                                                                             =========        =========         =========
Reinsurance recoverable on unpaid losses, at end of year
  (following the adoption of FASB 113 in 1993)                                 136,151          138,737
                                                                             ---------        ---------
Reserve for losses and LAE, gross of reinsurance
  recoverable, at end of year                                                $ 746,661        $ 782,927
                                                                             =========        =========

-----------
(1) See "--Analysis of Loss and Loss Adjustment Expense Development" below for discussion of the decrease in reserve estimates during 1994 and the 1992 reserve strengthening.

(2) Statutory reserves were not materially different than GAAP reserves at the end of 1992 and were the same as GAAP reserves at the end of 1993 and 1994.

         Analysis of Loss and Loss Adjustment Expense Development. The following table shows the cumulative amount paid against the previously recorded liability at the end of each succeeding year and the cumulative development of the estimated liability for the ten years ending December 31, 1994. Conditions and trends that have affected the development of these reserves and payments in the past will not necessarily recur in the future. Accordingly, it would not be appropriate to use this cumulative history to project future performance.

         The re-estimated liability portion of the following table shows the year by year development of the previously estimated liability at the end of each succeeding year. The re-estimated liabilities are increased or decreased as more information becomes known about the frequency and severity of claims for individual years. The increases or decreases are reflected in the current year's operating earnings. Each column shows the reserve held at the indicated calendar year-end and cumulative data on re-estimated liabilities for the year and all prior years making up those calendar year-end liabilities. The effect on income of the charge (credit) during the current period (i.e., the difference between the estimated liability at December 31 and the liability estimated one year later) is shown in the table above for each of three most recent years as "Increase (decrease) in provision for insured events of prior years."



     Changes in Historical Reserves for Losses and LAE for the Last Ten Years
                      GAAP Basis as of December 31, 1994

                                                                Year Ended December 31,
                           --------------------------------------------------------------------------------------------------
                             1984     1985     1986     1987     1988     1989     1990     1991     1992     1993     1994
                           --------------------------------------------------------------------------------------------------
                                                                (Thousands of dollars)
Reserves for Losses
and LAE, net of
reinsurance
recoverable                $292,442 $382,066 $384,923 $390,799 $406,823 $647,559 $652,284 $627,103 $633,394 $644,190 $610,510
Net reserve re-esti-
  mated as of:
    One year later          318,878  409,681  413,549  402,902  396,091  636,039  624,953  668,107  629,268  626,956       --
    Two years later         321,630  406,550  410,654  389,973  377,080  607,253  647,959  660,729  615,747
    Three years later       317,201  390,847  403,767  374,330  356,961  607,492  638,879  651,482
    Four years later        308,380  392,108  394,868  361,209  350,736  599,052  627,194
    Five years later        311,599  385,919  384,891  358,645  375,550  593,527
    Six years later         310,204  385,247  385,732  369,320  373,514
    Seven years later       313,478  382,482  391,036  371,863
    Eight years later       307,639  385,334  394,790
    Nine years later        310,163  388,250
    Ten years later         312,630

Net cumulative redundancy
   (deficiency)             (20,188)  (6,184)  (9,867)  18,936   33,309   54,032   25,090  (24,379)  17,647   17,234       --

Cumulative amount of
  reserve paid, net of
  reserve recoveries,
  through:
    One year later          101,768  134,969  136,523  128,565  125,563  226,101  245,777  257,591  240,552  236,774       --
    Two years later         178,608  226,952  228,926  213,323  211,529  374,876  403,105  419,638  402,048
    Three years later       227,466  282,748  286,155  266,605  263,229  461,366  495,707  521,729
    Four years later        254,652  317,928  320,729  298,956  291,817  514,890  550,404
    Five years later        271,230  339,771  342,673  316,483  320,511  547,535
    Six years later         281,817  352,179  354,069  333,461  339,998
    Seven years later       288,294  359,469  365,410  346,547
    Eight years later       292,754  367,029  375,384
    Nine years later        297,910  373,853
     Ten years later        302,746

Net reserve--December 31,                                                                                   $644,190 $610,510
Reinsurance recoverable                                                                                      138,737  136,151
                                                                                                            -------- --------
Gross reserve--December 31,                                                                                 $782,927 $746,661
                                                                                                            ======== ========
Net re-estimated reserve                                                                                    $626,956
Re-estimated reinsurance
  recoverable                                                                                                140,021
                                                                                                            --------
Gross re-estimated reserve                                                                                  $766,977
                                                                                                            ========
Gross cumulative redundancy                                                                                 $ 15,950
                                                                                                            ========


         The Company is required to maintain reserves to cover its estimated ultimate liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates involving actuarial projections at a given time of what the Company expects the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims' severity and judicial theories of liability as well as other factors. The Company regularly reviews its reserving techniques, overall reserve position and its reinsurance. In light of present facts and current legal interpretations, management believes that adequate provision has been made for loss reserves. In making this determination, management has considered its claims experience to date, loss development history for prior accident years, estimates of future trends of claims frequency and severity, and various external factors such as judicial theories of liability. However, establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. There can be no assurance that future loss development will not require reserves for prior periods to be increased, which would adversely impact earnings in future periods.

         In 1994, the Company decreased its losses and LAE reserves for 1993
and prior accident years by $17 million.   This reserve decrease has been
partially offset by an increase in the liability for dividends to policyholders. Further, the reduction in reserves represents the recognition of a continued decrease in the frequency and severity of reported claims on

1993 and prior accident years. In 1992, the Company increased its losses and LAE reserves for 1991 and prior accident years by $41 million. This increase reflects primarily unexpected changes in frequency and severity of workers' compensation claims incurred for 1991 and 1990 accident years. In 1993, losses and LAE development on 1992 and prior accident years stabilized, evidenced by the relatively modest decrease of $4.1 million in loss reserves. The Company is not able to determine with certainty the specific cause or causes of increases and decreases in claims experience that led to these changes in reserves but has reached its own conclusion based on a review of its internal data base and a subjective evaluation of external factors. The following is a summary of the principal considerations that the Company evaluated in determining workers' compensation insurance reserve adjustments during 1994, 1993 and 1992.

         External Factors and Company Analysis. A number of external factors affected the Company's reserving procedures and loss ratios during 1994, 1993 and 1992, including the recent economic recession in California (including unemployment rates), increases in the occurrence and magnitude of post-employment stress claims submitted to the Company, including many fraudulent claims driven primarily by forensic doctors operating so-called "medical mills," and the liberal construction of the workers' compensation laws in favor of the injured worker, which encouraged the settlement of all claims, without regard to the merit of such claims. Finally, the enactment in 1992 of additional anti-fraud legislation in California has favorably impacted the Company's reserving procedures and loss ratios in both 1993 and 1994.

         Contributing to the Company's decision to increase losses and LAE reserves by $41 million in 1992 on 1991 and prior accident years were certain external factors impacting the workers' compensation industry in the late
1980's and early 1990's.   In 1989, the California legislature approved a major
workers' compensation reform bill which attempted, in part, to control the cost of medical-legal evaluations by limiting reimbursements for medical and legal costs associated with the filing of a claim by a worker ("Medical-Legal Expenses") to one evaluation per medical specialty. However, this portion of the 1989 legislation unexpectedly subjected the system to exploitation by encouraging the use of multiple specialty evaluations per claim, generating thousands of dollars in Medical-Legal Expenses, usually before the employer or the insurance carrier was aware that a claim existed. In retrospect, it became clear in 1992 to the industry that this legislation had opened unexplored avenues for abuse. Unscrupulous doctors and lawyers and dishonest employees were presented with an opportunity to make significant profit by filing fraudulent workers' compensation claims, substantiated by thousands of dollars worth of bills for Medical-Legal Expenses. Unfortunately, these fraudulent activities were continued without widespread detection by the workers' compensation industry for some time.

         Another part of the 1989 workers' compensation reform legislation established time frames within which insurers were required to respond to workers who filed injury claims and forensic doctors who evaluated such workers and provided for the levy of significant penalties against insurers who failed to respond within the specified time periods.

         The California recessionary economy and the increasing level of unemployment during late 1990 and 1991 also contributed to the problems being experienced by workers' compensation insurers during such years.

         In late 1991 and to a greater degree in 1992, the industry also became aware of the presence of "medical mills", which generated bills and specialty evaluation fees related to fraudulent workers' compensation insurance claims. In retrospect, the Company believes the existence of these medical mills contributed to the unexpected increase in claim frequency in 1990 and 1991. Further, the Company believes the decline in claim frequency and severity, primarily in Southern California, which began in mid-1992 is primarily due to the anti-fraud legislation enacted by the California legislature in 1992 and the anti-fraud campaigns thereafter undertaken by the Company and other members of the workers' compensation industry.

         While all of the above described external factors may be analyzed in hindsight in 1994, this information had become available to the Company only gradually, over the period from 1989 to 1994. In mid 1992, the Company reevaluated the information then available with respect to its claims base and external factors and decided to increase reserves for accident years 1990 and 1991. Among the factors considered were the increasing California unemployment rate in the first and second quarter of 1992, the continued deterioration of the California economy at that time, the Company's claim experience and loss development history and additional statistical evidence of the prevalence of workers' compensation fraud. Claims remained high during the first half of 1992, although not as high as the end of 1991.

         In the last half of 1992, the Company also became more aware of the prevalence of post-employment stress claims and began to track these claims in its own data base. Since the Company saw no improvements in the earlier trends it had recognized for accident years 1990 and 1991, it reserved additional amounts in 1992 for these years. Also in the last half of 1992, the number of claims began to decline, and, in particular, the Company experienced a pronounced decrease in the number of claims attributable to the 1992 accident year. This decrease in claim frequency and severity has continued through 1994 on 1993 and prior accident years and is the primary reason for the Company's decision to decrease losses and LAE reserves by $17 million in 1994.

         The Company's loss reserve adjustments during 1992 mirrored those of the California workers' compensation industry in general as private workers' compensation insurance carriers in California substantially increased loss reserves for the 1990 and 1991 accident years.

         The effect of fraud on the industry during 1990 and 1991 is further supported by the impact of actions taken by the California legislature in 1992 to limit workers' compensation fraud. In connection with this legislation, the Company instituted its "zero tolerance" program and began to aggressively investigate and prosecute those attempting to defraud policyholders through filing and encouraging fraudulent workers' compensation insurance claims.
Thus, while unemployment continued to remain high in California during 1992 the number of claims and loss ratios for the industry on the 1992 accident year declined.

INVESTMENT PORTFOLIO

         The Company manages its investments internally. The following portfolio information reflects the Company's continuing operations. See "--Discontinued Operations."

         The following table reflects the amortized cost and fair value of fixed maturity investments and equity securities by major category as well as by cash and short-term investments on the dates indicated.

                                                       December 31, 1994            December 31, 1993
                                                     --------------------         ---------------------
                                                     Amortized     Fair           Amortized      Fair
                                                        Cost      Value              Cost       Value
                                                     ---------   --------         ---------    --------
                                                                   (Thousands of dollars)
Held to maturity:
   United States Treasury securities and
     obligations of other US government
     agencies and corporations                       $ 53,695    $ 51,407         $ 38,320     $ 40,132
   Redeemable preferred stock                              --          --           23,959       23,420
   Mortgage-backed securities                         152,721     147,696               --           --
   Corporate securities
      Utilities                                            --          --           90,871       98,375
      Banks                                                --          --           14,030       13,650
      Financial                                            --          --           39,074       41,822
      Industrial                                           --          --           80,008       88,044
      Other                                                --          --            5,000        5,123
                                                     --------    --------         --------     --------
                           Total                     $206,416    $199,103         $291,262     $310,566
                                                     ========    ========         ========     ========

Available for sale:
   United States Treasury securities and
     obligations of other US government
     agencies and corporations                       $ 53,045    $ 45,152       $       --     $     --
   Redeemable preferred stock                           4,249       3,491               --           --
   Mortgage-backed securities                         189,551     130,675          227,901      231,196
   Corporate securities
      Utilities                                            --          --           27,962       29,315
      Banks                                            24,744      20,125           43,934       45,480
      Financial                                        10,000       8,225          103,475      111,002
      Industrial                                       30,112      27,774          107,190      113,001
      Foreign                                              --          --           36,901       41,136
      Transportation                                       --          --            9,978       10,713
      Other                                                --          --            9,035        9,125
                                                     --------    --------         --------     --------
                           Total                      311,701     235,442          566,376      590,968
   Non-redeemable preferred stock                     213,935     189,632           56,891       56,891
                                                     --------    --------         --------     --------
                           Total                     $525,636    $425,074         $623,267     $647,859
                                                     ========    ========         ========     ========
Short-term investments                               $255,751    $255,751         $138,835     $138,835
Cash                                                   31,058      31,058           28,433       28,433

         As of December 31, 1994, all of the securities in the portfolio were rated investment grade. Using Standard and Poor's, Moody's and Fitch's rating services, 85% were rated "A" or higher, 14% were rated BBB and 1% were rated BB. As of December 31, 1994, these investment securities had an approximate fair value of $624 million, which was below amortized cost by approximately $101 million. The Company does not currently plan or intend to invest in securities rated below investment grade.

         The following table reflects the average cash and investment assets of the Company and its subsidiaries for the periods indicated.

                                                                        1994                     1993                   1992
                                                                    ------------              ----------             ----------
                                                                             (Thousands of dollars, except percents)
Average cash and  investment assets
     Cash                                                            $   29,693                $ 33,700               $ 30,848
     Investment assets                                                1,060,001                 925,794                795,194
                                                                     ----------                --------               --------
         Total                                                       $1,089,694                $959,494               $826,042
                                                                     ==========                ========               ========
Percent earned on (excluding realized gains and losses):
     Cash and investment assets                                            6.99%                   7.83%                  8.18%
     Investment assets only                                                7.19%                   8.11%                  8.49%
Percent earned on (including realized gains and losses):
     Cash and investment assets                                            6.97%                   8.05%                 10.06%
     Investment assets only                                                7.16%                   8.34%                 10.43%

         The Company's general investment philosophy is to hold fixed income securities for long term investment. As a result of changing accounting and industry practice and management's evaluation of the investment portfolio, the Company has segregated its portfolio into investments held to maturity and those that would be available for sale in response to changing market conditions, liquidity requirements, interest rate movements and other investment factors. At December 31, 1994 and 1993, Company held securities having an amortized cost of $526 million and $623 million, respectively, as available for sale. See Notes A and B of Notes to Consolidated Financial Statements.

         The following table sets forth maturities in the marketable securities and short-term investment portfolio at December 31, 1994:

                                                      Amortized
                                                        Cost               Percentage
                                                      ---------            ----------
                                                (Thousands of dollars, except percents)
Held to maturity:
   One year or less                                   $255,751                55%
   Over 1 year through 5 years                              --                --
   Over 5 years through 10 years                            --                --
   Over 10 years                                        53,695                12
   Mortgage-backed securities                          152,721                33
                                                      --------               ---
          Totals                                      $462,167               100%
                                                      ========               ===
Available for sale:
   One year or less                                    $15,092                 5%
   Over 1 year through 5 years                          69,011                22
   Over 5 years through 10 years                        34,361                11
   Over 10 years                                         3,686                 1
   Mortgage-backed securities                          189,551                61
                                                      --------               ---
          Totals                                      $311,701               100%
                                                      ========               ===

Using Standard and Poor's, Moody's and Fitch's rating services, the following table sets forth the quality mix of the Company's investment portfolio at December 31, 1994:


                                                                                      Percentage
                                                                   --------------------------------------------
                                                                    Held to           Available
                                                                    Maturity          for Sale            Total
                                                                   ----------         ---------           -----
          AAA (Including US government obligations)                    100%               39%               55%
          AA                                                            --                 2                 1
          A                                                             --                39                29
          BBB                                                           --                19                14
          BB                                                            --                 1                 1
                                                                       ---               ---               ---
                    Total                                              100%              100%              100%
                                                                       ===               ===               ===


FINANCIAL SERVICES OPERATIONS

Commercial Finance/Asset-Based Lending

         The Company's commercial finance subsidiary, Fremont Financial, makes asset-based loans, to small and medium-sized businesses, that are primarily secured by accounts receivable and inventory. Fremont Financial's total loan portfolio has grown from $164 million at December 31, 1990 to $557 million at December 31, 1994. This growth has been achieved partly through development of Fremont Financial's customer base and partly through purchases of loans originated by others. In 1994, income before taxes from asset-based lending was $16.9 million.

         Commercial finance loans made by Fremont Financial are primarily on a revolving short-term basis (generally two or three years) and secured by assets which primarily include accounts receivable, inventory, machinery and equipment and, to a lesser extent, real estate and other types of collateral. In addition, Fremont Financial also makes term loans secured primarily by equipment and real estate. The term loans are cross-collateralized (i.e., the same collateral is used to support both the term loans and all the related revolving loans) and coterminous with the related revolving loan made to the same borrower. The term to maturity for the term loans is generally five years; however, certain term loans are "balloon loans" that amortize over a longer period and therefore do not amortize fully before their respective maturities. Commercial loans also include secured loans originated and serviced by other asset-based lenders and participated in by Fremont Financial. As of December 31, 1994, the average outstanding commercial loan balance was $2.4 million. Loans outstanding to a single borrower generally range in size from $500,000 to $10,000,000.

         The major avenue of growth for Fremont Financial remains the establishment of new lending relationships. The Company has a national presence with regional offices in Santa Monica, Chicago, New York and Atlanta. To provide a stable source of funds to facilitate the continued expansion of its asset-based lending business, the Company, in 1993, established the Fremont Small Business Loan Master Trust ("Fremont Trust") for the purpose of securitizing the greater part of its commercial finance loan portfolio. The Fremont Trust is a master trust that can issue multiple series of asset-backed certificates which represent undivided interests in the Fremont Trust's assets (primarily commercial finance loans) and Fremont Financial will continue to service the loans thereunder. In 1993, two series of fixed-principal certificates were issued on a public offering basis and totaled $300 million in principal as of December 31, 1994. The proceeds from the initial issuance of certificates were used by Fremont Financial to pay down outstanding debt on its bank line of credit. Subsequent issuances are used to fund the growth in the commercial finance loan portfolio. The securities issued in this program have a scheduled maturity of three to four years, respectively, but could mature earlier depending on fluctuations in the outstanding balances of loans in the
portfolio and other factors.   As of December 31, 1994, up to $500 million in
additional publicly offered asset-backed certificates may be issued pursuant to a shelf registration statement to fund future growth in the commercial finance loan portfolio. In addition to the Fremont Trust, Fremont Financial has an unsecured revolving line of credit with a syndicated bank group that presently permits borrowings of up to $180 million, of which $156 million was outstanding as of December 31, 1994. This credit line is primarily used to finance assets which are not included in the Fremont Trust. This credit line expires August 31, 1995 and is renewable annually.

         The Company's customer base consists primarily of small to medium-sized manufacturers and distributors which generally require financing for working capital and debt restructuring. At December 31, 1994, the Company had approximately 225 loans outstanding in 37 states. Approximately 35% of total loans outstanding were made to companies based in California, and no other state accounted for more than 10% of total loans outstanding.

         Asset-based revolving loans permit a company to borrow from the lender at any time during the term of the loan agreement, up to the lesser of a maximum amount set forth in the loan agreement or a percentage of the value of the collateral (generally not in excess of 80%) which primarily secures such loans. Under an asset-based lending agreement, the borrower retains the credit and collection risk with respect to the collateral in which the lender takes a security interest. Cash collections are received as often as daily by or on behalf of the borrower after the loan is initially made. These collections are paid to the lender to reduce the loan balance.

         While consideration is given to the net worth and profitability of a client, asset-based loans are generally extended to borrowers who do not have bank sources of credit readily available and are based on the estimated liquidation value of the collateral pledged to secure the loan. The largest percentage of realized losses has resulted from fraud or collateral misrepresentations by the borrower. Fremont Financial seeks to protect itself against this risk through a comprehensive system of collateral monitoring and control. Fremont Financial's auditors perform auditing procedures of a borrower's books and records and physically inspects the collateral prior to approval and funding, as well as approximately every 90 days during the term of the loan. General economic conditions beyond the Company's control can and do impact the ability of borrowers to repay loans and also the value of the assets collateralizing such loans.

         Over the past three years, the majority of Fremont Financial's loans that have been liquidated have been fully repaid, as Fremont Financial attempts to work closely with the borrower through the liquidation to ensure repayment of the loan. Fremont Financial seeks to maintain conservative collateral valuations and perfection of security interests.

         Fremont Financial primarily competes with other asset-based lenders and regional banks, most of whom are larger and have greater financial resources than Fremont Financial. The principal competitive factors are the rates and terms upon which financing is provided and customer service.


Thrift and Loan

         In 1990, the Company acquired Investors Bancor, a holding company for Fremont Investment & Loan (formerly Investors Thrift), a California thrift and loan from Tomar Financial Corporation for approximately $6.7 million. Fremont Investment & Loan ("Fremont I & L") serves more than 27,000 customers through its 11 branches, and its deposits are insured by the FDIC. Fremont I & L specializes primarily in commercial and residential real estate lending. As a result of the recent downturn in the California economy, many other lenders curtailed their originations of small commercial real estate loans, which provided an enhanced market opportunity for the Company. Income before taxes from the thrift and loan operations has increased significantly from a break-even level in 1990 to $9.2 million in 1994. Pre-tax return on average assets increased to 1.43% in 1994 from 0.40% in 1990. Assets of the thrift and loan operations have grown from $243 million at the end of 1990 to $887 million at the end of 1994, due to increased loan originations and to the purchase of loans from other financial institutions. Fremont I & L funds its lending activities through its deposits and capital. Deposits consists of full-paid investment certificates (which are similar to certificates of deposit) and installment investment certificates (which are similar to passbook accounts and money market accounts). Deposits totaled $747 million at December 1994.

         The adverse economic environment in California, has adversely affected the commercial and residential real estate lending industry by impacting borrowers' abilities to service their debts and by reducing the value of real estate collateral. Because of the Company's lending policies, which require conservative loan-to-value ratios and careful review of the value of the property and the borrower, the Company's thrift and loan operations have not been materially adversely affected by these adverse economic conditions and have benefited from the reduced competition that has resulted from these conditions. However, there can be no assurance that adverse conditions will not impact the Company's thrift and loan operations in the future.

         Loan Origination. Fremont I & L originates loans through its own loan agents and through independent loan brokers. In 1994, Fremont I & L purchased an aggregate of $366 million in California real estate loans from third parties, primarily financial institutions. Acquisition costs of purchased loan portfolios are significantly lower than if loans were originated by the Company. The Company originates and purchases loans primarily for its own portfolio rather than for resale to third parties. The Company performs an investment value analysis of the underlying collateral at the time each loan is purchased and applies strict underwriting guidelines that include conservative loan-to-value ratios.

         Fremont I & L has primarily focused on the origination of commercial real estate loans secured by first trust deeds on developed properties in California. The real estate securing these loans include a wide variety of property types, such as small office buildings, small shopping centers, owner-user office/warehouses and retail properties. Fremont I & L does not originate commercial real estate construction and development loans. The majority of the commercial real estate loans are adjustable rate loans and are generally under $5 million. As of December 31, 1994, the average loan size was $772,000 and the approximate average loan-to-value ratio was 60%, using appraised values at the time of loan origination and current balances outstanding. The total amount of commercial real estate loans outstanding on December 31, 1994 was $687 million or 83% of the loan portfolio. Loans secured by commercial real estate are generally considered to entail a higher level of risk than loans secured by residential real estate. Although the properties securing the Company's commercial real estate loans generally have good operating histories, there is no assurance that such properties will continue to generate sufficient funds to allow their owners to make full and timely mortgage loan payments. At December 31, 1994, Fremont I & L had thirty-one non-accrual commercial real estate loans totaling approximately $21.2 million and real estate owned of approximately $17.4 million.

         Fremont I & L also originates loans secured by single-family residences. At December 31, 1994, single family residential real estate secured loans, including home equity loans, represented $104 million, or 13%, of the Fremont I & L's loan portfolio. Approximately half of these loans are secured by first trust deeds and the remaining balance are secured by second mortgages. These loans have maturities of two to thirty years and are approved in accordance with lending policies approved by Fremont I & L's Board of Directors which includes standards covering, among other things, collateral value, loan to value and debt service capacity. At December 31, 1994, the average single-family loan amount was $31,000, and the approximate average loan-to-value ratio was 82%, using appraised values at the time of loan origination and current balances outstanding.

         The portfolio of Fremont I & L's loans receivable as of the dates indicated are summarized in the following table by type of primary collateral.



                                                                            Year Ended December 31,
                                                          ----------------------------------------------------------
                                                            1994         1993         1992        1991        1990
                                                          --------     --------     --------    --------    --------
                                                                             (Thousands of dollars)
Commercial real estate loans                              $687,198     $302,202     $203,576     $ 99,437      $ 64,456
Consumer real estate loans                                 103,532       64,608      105,040       65,624        54,987
Contract loans                                              32,990       52,214       57,572       76,287        75,729
Installment loans                                            3,191        5,638        7,988       10,409        13,563
Finance leases                                                 114          794        3,395        7,698        12,875
                                                          --------     --------     --------     --------      --------
Loans receivable before deferred fees and costs            827,025      425,456      377,571      259,455       221,610
Purchase discount and deferred fees and costs              (19,498)         (24)      (2,052)       2,566         2,389
                                                          --------     --------     --------     --------      --------
          Total loans receivable, purchase
             discount and deferred fees
             and costs                                     807,527      425,432      375,519      262,021       223,999
Less allowance for possible loan losses                    (14,391)     (11,880)      (7,308)      (4,681)       (3,774)
                                                          --------     --------     --------     --------      --------
          Loans receivable, net                           $793,136     $413,552     $368,211     $257,340      $220,225
                                                          ========     ========     ========     ========      ========

--------------


         The growth in the commercial and consumer real estate loans over the five years ended December 31, 1994 is consistent with the Company's strategy to pursue growth of the commercial real estate and residential real estate loan portfolios, primarily through the origination of new loans. Fremont I&L also purchases loan portfolios that meet its underwriting guidelines applied to origination of new loans. Fremont I&L anticipated stabilization of the previously declining California real estate markets, and loans originated or purchased in 1993 and 1994 continue to perform with no significant loss experience.

         In 1994, Fremont I&L purchased approximately $366,583,000 principal amount of seasoned commercial real estate loans for approximately $331,320,000 which accounted for a substantial portion of the commercial real estate loan growth for the year. All loans were current with their respective mortgage notes at the time of purchase, and a substantial purchase discount was calculated to adjust for the values of the underlying collateral based upon Fremont I&L's valuations at the date of purchase.

         Funding Sources. Fremont I & L obtains funds from depositors by offering full-paid investment certificates and installment investment certificates insured by the FDIC to the legal maximum through its 11 branches in California. Fremont I & L has typically offered higher interest rates to its depositors than do most full service financial institutions. At the same time, it has minimized the cost of maintaining these accounts by not offering transaction accounts or services such as checking, safe deposit boxes, money orders, ATM access and other traditional retail services. Fremont I & L generally effects deposit withdrawals by issuing checks rather than disbursing cash, which minimizes operating costs associated with handling and storing cash.


         The table below summarizes Fremont I&L's investment certificates as of December 31, 1994 which are stated in amounts of $100,000 or more, by maturity and by type.

              Investment Certificates $100,000 or more, maturing
            ------------------------------------------------------
            3 Months    Over 3 through  Over 6 through      Over
            or less        6 Months       12 Months      12 Months         Total
            --------    --------------  --------------   ---------       --------
                                  (Thousands of dollars)
Retail       $24,436        $20,277        $12,925        $10,121        $ 67,759
IRA's           --              105            646            221             972
Wholesale      4,403          1,600          2,591          8,626          17,220
Brokered      53,696         30,147         24,850         55,707         164,400
             -------        -------        -------        -------        --------
    Total    $82,535        $52,129        $41,012        $74,675        $250,351
             =======        =======        =======        =======        ========


Life Insurance and Premium Financing

         The Company offers life insurance products, including annuities, credit life and disability insurance and term life insurance for consumers, through its subsidiary, Fremont Life Insurance Company. These life insurance plans are offered through intermediaries such as insurance brokers, lending institutions, automobile dealers and credit associations. The Company generally obtains reinsurance for mortality risks exceeding $125,000 depending upon the type of policy written. Revenue and operating income from this subsidiary were not significant in 1994, 1993, 1992.

         The Company also finances property and casualty insurance premiums through its subsidiary, Fremont Premium Finance Corporation. This premium finance loan portfolio is collateralized by the unearned premiums of the underlying insurance policies. Revenue and operating income from this subsidiary were not significant in 1994, 1993, 1992.


DISCONTINUED OPERATIONS

         The Company's discontinued operations consist primarily of assumed treaty and facultative reinsurance business that was discontinued between 1986 and 1991. In 1990, the Company established a management group to actively manage the liquidation of this business. The liabilities associated with this business are long term in duration and therefore, the Company continues to be subject to claims being reported. Claims under these reinsurance treaties include professional liability, product liability and general liability which include environmental claims.

         The Company supports these discontinued operations with $250 million in cash and investment grade fixed income securities and other assets totaling $20 million. Management believes the assets along with future cash flows of these operations will be adequate to fund obligations of the discontinued operations. However, should these assets ultimately prove to be insufficient, the Company believes that its property and casualty subsidiaries would be able to provide whatever additional funds might be needed to complete the liquidation without having a material adverse effect on the Company's consolidated financial position or results of operations. See Note L of Notes to Consolidated Financial Statements. The discontinued operations have investment portfolios which closely resemble the portfolios in the ongoing operations with regard to asset allocation, quality, performance and maturities.


REGULATION

Insurance Regulation

         Insurance companies are subject to supervision and regulation by the state insurance authority in each state in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders rather than investors or shareholders of an insurer. The extent of such regulation varies, but generally derives from state statutes that delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency which must be met and maintained by insurers, the licensing to do business of insurers and agents, the nature of and limitations on investments by insurers, premium rates for certain property and casualty insurance, and life and disability insurance, the provisions which insurers must make for current losses and future liabilities and the approval of policy forms. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

         Prior to the Company's acquisition of Casualty Insurance Company ("Casualty") on February 22, 1995, the Company wrote substantially all of its workers' compensation and medical malpractice insurance in California, and all of its insurance company subsidiaries were domiciled in that state. California laws and regulations, therefore, had the most significant impact on the Company and its operations. With its acquisition of Casualty, the Company now has an insurance company that is domiciled in Illinois, and this subsidiary will be subject to Illinois laws and regulations. The Company believes that in 1995 workers' compensation premium writings will be evenly distributed between California and the mid-west, primarily in Illinois. The Company is authorized to write workers' compensation and liability coverage in 42 other states and writes credit life and disability and term life insurance in 14 states.

         Workers' Compensation Regulation. Prior to January 1, 1995, manual premium rates for workers' compensation insurance were set by the Insurance Commissioner based upon recommendations of the Workers' Compensation Insurance Rating Bureau of California. Such rates varied among the approximately 450 categories of employment. Additionally, the rates of each employer were modified based on its actual loss experience, which is commonly referred to as the Experience Modification Rating Factor. Employees are entitled by statute to medical, vocational rehabilitation, disability and death benefits for work related injuries and illness. The amounts of disability and death benefits payable for claims are established by statute, but no dollar limitations have historically been fixed for medical and rehabilitation benefits.

         On July 16, 1993, the Governor of California signed a legislative package significantly reforming the laws governing workers' compensation insurance in California. The new legislation affects many areas of the workers' compensation system in California. Some provisions of this legislation have adversely affected workers' compensation insurers, such as provisions (i) reducing manual premium rates by 7% effective July 16, 1993,
(ii) creating employers' rights regarding disclosure of insurer claims information, (iii) requiring insurers to provide minimum levels of occupational safety and health loss control services and (iv) increasing some benefits which will be phased in over a three-year period commencing July 1, 1994. This legislation authorizes the Insurance Commissioner to approve further reductions in premium rates so long as the further reduced rates are "adequate" and prohibits the Insurance Commissioner from approving any premium rate that is greater than the reduced rates affected by the legislation. Pursuant to this authorization, the Insurance Commissioner further reduced manual premium rates by 12.7% on new and renewal business that became effective January 1, 1994, and an additional 16% on all business incepting on or after January 1, 1994 that became effective October 1, 1994. Other provisions of this legislation, however, have benefited workers' compensation insurers, such as provisions (1) tightening standards relating to stress related claims, (ii) limiting post-termination claims, (iii) placing restrictions, including maximum benefit payment limitations, on vocational rehabilitation claims, (iv) increasing measures to reduce fraudulent claims, (v) increasing the ability of insurance companies and employers to contract with managed care organizations and to direct claimants' medical care, and (vi) changing procedures for medical-legal evaluations. Implementation of some of these changes will begin immediately while others will be phased in over time.

         On July 28, 1993, California enacted further legislation to repeal the minimum rate law effective January 1, 1995. In place of the minimum rate law, workers' compensation insurance companies will be provided with advisory rates by classification, and each insurance company will determine its own premium rates based in part upon its operating costs and loss costs. The premium rates determined by an insurer will be subject to limited review by the Department of
Insurance.   Insurers will be permitted to use any rate within 30 days after filing it with the Insurance Commissioner unless the rate is disapproved by the Insurance Commissioner.

         The impact of these legislative changes on the Company's operations has been both lower premiums and lower incurred losses and loss adjustment-expenses. The reductions in manual premium rates have resulted in lower premiums on the Company's policies. However, the Company also had favorable loss and loss adjustment expense experience during the twelve months ended December 31, 1994. Before allowance for the accrual of policyholder dividends, the Company's workers' compensation combined ratio for the twelve months ended December 31, 1994 was 85.2%, compared to 91.0% for the same period in 1993. See "--Insurance Operations -- Operating Data." The profitability of the Company's insurance operations at these reduced premium levels could be adversely affected if loss experience deteriorates or the cost savings resulting from the new legislation are inadequate to offset the impact of the increased benefits and the additional expenses relating to the expanded employer's rights and the occupational safety and health loss control services. The repeal of the minimum rate law on January 1, 1995, has resulted in lower premiums and lower profitability on the Company's California workers' compensation policies due to increased price competition. The Company believes that its newly acquired Casualty Insurance Company business will mitigate the impact of the repeal of the minimum rate law.

         Prior to January 1, 1995, the ability of the Company's subsidiaries to pay policyholder dividends on workers' compensation insurance policies was subject to California regulations which stated in part that dividends under a workers' compensation policy could only be paid from surplus accumulated on
workers' compensation policies issued in California.   After December 31, 1994,
the payment of policyholder dividends in respect of workers' compensation policies written in California is not limited. In addition, the Company's subsidiaries are required, with respect to their workers' compensation line of business, to maintain on deposit investments meeting specified standards that have an aggregate market value equal to the Company's loss reserves.

         Proposition 103. In November 1988, California voters adopted by ballot initiative Proposition 103, a comprehensive system of regulation applicable to all property and casualty insurance written in California. Proposition 103, however, does not apply to workers' compensation insurance or reinsurance. The major provisions of Proposition 103 included, among other things, a minimum 20% rate rollback for all policies issued or renewed on or after November 8, 1988 and before November 8, 1989 (the "rollback period") from the rates in effect on November 8, 1987. Proposition 103 further required that with respect to rates charged for policies issued or renewed on or after November 8, 1989, all rates and subsequent rate changes must be approved by the California Department of Insurance prior to use.

         Because Proposition 103 does not apply to the workers' compensation insurance business, its impact on the Company is limited. Proposition 103 applies to the Company's medical malpractice insurance operations. To date, the results of operations of this business have not been materially affected except with respect to changes in premium income in 1990 and 1991 resulting from uncertainties regarding the application of Proposition 103. If any amounts are ultimately paid, such amounts would be a charge to earnings in the period in which the amount to be paid is determined. The Company believes that the ultimate outcome of this matter will not have a material adverse affect on its financial position or results of operations. The Company made the required filing with the Department of Insurance with respect to its medical malpractice insurance rates charged on November 8, 1989.

         Proposition 103 also provided for an elected California Insurance Commissioner, repealed the state antitrust exemption for insurance companies, applied certain anti-discrimination laws to the business of insurance, permitted banks to engage in the business of insurance and made various other changes.

         Insurance Guaranty Association Laws. Under insolvency or guaranty fund laws in most states in which the Company's insurance subsidiaries operate, insurers doing business in those states can be assessed, up to the prescribed limits, for losses incurred by policyholders as a result of the insolvency of other insurance companies. The amount and timing of such assessments are beyond the control of the Company and generally have not had an adverse impact on the Company's earnings in years in which such assessments have been made.
In California, where the Company principally conducts its operations, an insurer cannot be assessed an amount greater than 1% of its premiums written in the preceding year, and the full amount is required to be recovered through a mandated surcharge to policyholders. Premiums written under workers' compensation policies are subject to assessment only with respect to covered losses incurred by the insolvent insurer under workers' compensation policies. The Company believes it does not face any material exposure to guaranty fund assessments in other jurisdictions.

         Holding Company Regulation. The Company is subject to the California Holding Company System Regulatory Act (the "Holding Company Act"). This act, and similar laws in other states, require the Company periodically to file information with the California Department of Insurance and other state regulatory authorities, including information relating to its capital structure, ownership, financial condition and general business operations. Certain transactions between an insurance company and its affiliates, including sales, loans or investments which in any 12-month period aggregate at least 5% of its admitted assets or 25% of its statutory capital and surplus, also are subject to prior approval by the Department of Insurance.

         The Holding Company Act also provides that the acquisition or change of "control" of a California domiciled insurance company or of any person who controls such an insurance company cannot be consummated without the prior approval of the Insurance Commissioner. In general, presumption of "control" arises from the ownership of voting securities and securities that are convertible into voting securities, which in the aggregate constitute 10% or more of the voting securities of a California insurance company or of a person that controls a California insurance company, such as Fremont General. The Liquid Yield Option Notes ("LYON's") constitute a security convertible into the voting Common Stock of the Company, and the shares of Common Stock into which a holder's LYONs are convertible and any other securities convertible into Common Stock must be aggregated with any other shares of Common Stock of the holder for purposes of determining the percentage ownership. A person seeking to acquire "control," directly or indirectly, of the Company must generally file with the Insurance Commissioner an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company. The Holding Company Act also effectively restricts the Company from consummating certain reorganizations or mergers without prior regulatory approval.

         The Holding Company Act also limits the ability of the Company's insurance subsidiaries to pay dividends to the Company. The act permits a property and casualty insurance company to pay dividends in any year which, together with other dividends or other distributions made within the preceding twelve months, do not exceed the greater of 10% of its statutory surplus or net income as of the end of the preceding year, subject to a limit equal to prior year end unassigned funds less unrealized capital gains contained within unassigned funds. Larger dividends are payable only upon prior regulatory approval. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs. Based upon restrictions presently in effect, the maximum amount available for payment of dividends by the Company's direct property and casualty subsidiaries during 1994 without prior regulatory approval is approximately $24 million. In addition, insurance regulations require that the Department of Insurance be given fifteen days advance notice of any dividend payment.

         Other Potential Regulations. Although the federal government does not directly regulate the business of insurance, several Congressional inquiries are considering the adequacy of existing state regulations related to the financial health of insurance companies. In addition, the National Association of Insurance Commissioners has adopted a formula to calculate risk based capital ("RBC") of property and casualty insurance companies for inclusion in 1994 annual statements. The purpose of the RBC model is to help state regulatory authorities monitor the capital adequacy of property and casualty insurance companies by measuring several major areas of risk facing property and casualty insurers including underwriting, credit and investment risks. Companies having less statutory surplus than the RBC model calculates will be required to adequately address these risk factors and will be subject to varying degrees of regulatory intervention, depending on the level of capital inadequacy. As of December 31, 1994 the Company's insurance subsidiaries engaged in continuing operations exceed all RBC levels requiring any regulatory intervention.

         Medical Malpractice Tort Reform. The Medical Injury Compensation Reform Act ("MICRA"), enacted in 1975, has been one of the most comprehensive medical malpractice tort reform measures in the United States. The constitutionality of the various provisions of MICRA were judicially challenged soon after its enactment, and California trial courts and intermediate appellate courts reached conflicting decisions. The California Supreme Court, in a series of decisions rendered during 1984 and 1985, upheld the constitutionality of MICRA. Bills have been introduced to the California Legislature from time to time to modify or limit certain of the tort reform benefits provided to physicians and other health care providers by MICRA. In 1987, the principal proponents and opponents of MICRA signed an agreement under which the parties agreed to a five-year moratorium on amendments to MICRA, except for an increase in the limits on plaintiffs' attorneys fees, which was enacted at the time of this agreement. This moratorium expired by its terms on December 31, 1992. The Company cannot predict what changes, if any, to MICRA may be enacted during the next few years or what effect such changes might have on the Company's medical malpractice insurance operations.

Thrift and Loan Regulation

         Fremont I & L is subject to supervision and regulation by the Department of Corporations of the State of California (the "DOC") and, as an insured institution, by the FDIC. Neither Investors Bancor nor Fremont I & L is regulated or supervised by the Office of Thrift Supervision, which regulates savings and loan institutions. Fremont General is generally not directly regulated or supervised by the DOC, the FDIC, the Federal Reserve Board or any other bank regulatory authority, except with respect to guidelines concerning its relationship with Investors Bancor and Fremont I & L. Such guidelines include (i) general regulatory and enforcement authority of the DOC and the FDIC over transactions and dealings between Fremont General and Fremont I & L,
(ii) specific limitations regarding ownership of the capital stock of the parent company of any thrift and loan company, and (iii) specific limitations regarding the payment of dividends from Fremont I & L as discussed below. Fremont I & L is examined on a regular basis by both agencies. The DOC completed its regular annual examination in August of 1993 and based thereon, has determined to extend the next examination to eighteen months rather than the usual twelve month examination cycle. There was no DOC examination in 1994. The FDIC examines Fremont I & L annually, as required by law.

         California Law. The thrift and loan business conducted by Fremont I & L is governed by the California Industrial Loan Law and the rules and regulations of the Commissioner which, among other things, regulate the collateral requirements and maximum maturities of the various types of loans that are permitted to be made by California-chartered industrial loan companies, i.e., thrift and loan companies or thrifts.

         Subject to restrictions imposed by applicable California law, Fremont I & L is permitted to make secured and unsecured consumer and non-consumer loans. The maximum term for repayment of loans made by thrift and loan companies range up to forty years and thirty days depending upon collateral and priority of secured position, except that loans with repayment terms in excess of thirty years and thirty days may not in the aggregate exceed 5% of total outstanding loans and obligations of the thrift. Consumer loans secured by real property with terms in excess of three years must be repayable in substantially equal periodic payments unless such loans are covered under the Garn-St. Germain Depository Institutions Act of 1982 (primarily single-family residential loans). Nonconsumer loans may be repayable in unequal periodic payments during their respective terms. California law limits lending activities outside of California by thrift and loan companies to no more than 30% of total assets.

         California law contains extensive requirements for the diversification of the loan portfolios of thrift and loan companies. A thrift and loan with outstanding investment certificates may not, among other things, place more than 5% of its loans or other obligations in loans or obligations which are secured only partially, but not primarily, by real property; may not make any one loan secured primarily by improved real property which exceeds 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; may not lend an amount in excess of 5% of its paid-up and unimpaired capital stock and surplus not available for dividends upon the security of the stock of any one corporation; may not make loans to, or hold the obligations of, any one person as primary obligor in an aggregate principal amount exceeding 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; and may have no more than 70% of its total assets in loans which have remaining terms to maturity in excess of seven years and are secured solely or primarily by real property. At December 31, 1994, Fremont I & L was in compliance with all of these requirements.

         A thrift and loan generally may not make any loans to, or hold an obligation of, any of its directors or officers or any director or officer of its holding company or affiliates, except in specified cases and subject to regulation by the DOC. Nor may a thrift and loan make any loan to, or hold an obligation of, any of its shareholders or any shareholder of its holding company or affiliates, except that this prohibition does not apply to persons who own less than 10% of the stock of a holding company or affiliate which is listed on a national securities exchange, such as Fremont General. Any person who wishes to acquire (i) 10% or more of the voting securities of a California thrift and loan company, or (ii) 10% or more of the voting securities of a holding company of a California thrift and loan company, such as the Company, must obtain the prior approval of the DOC. The LYONs are not voting securities of the Company, but the shares of Common Stock into which such LYONs are convertible constitute voting securities of the Company. Fremont I & L must also obtain prior written approval from the DOC before it may open or relocate any branch or loan production office or close a branch office.

         The Industrial Loan Law prohibits an industrial loan company from having deposits at any time in an aggregate sum in excess of 20 times the aggregate amount of its paid-up unimpaired capital and such of its unimpaired surplus as is declared by its by-laws not to be available for cash dividends. Fremont I & L currently has an authorized ratio of deposits to such capital of 17 to 1.


         Federal Law. Fremont I & L's deposits are insured by the FDIC to the full extent permitted by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises the operations of institutions to which it provides deposit insurance. Fremont I & L is subject to the rules and regulations of the FDIC to the same extent as other financial institutions which are insured by that entity. The approval of the FDIC is required prior to any merger, consolidation or change in control or the establishment or relocation of any branch office of Fremont I & L. This supervision and regulation is intended primarily for the protection of the insured deposit funds. Prior written notice to the FDIC is required to close a branch office.

         Fremont I & L is subject to federal risk-based capital adequacy guidelines which provide a measure of capital adequacy and are intended to reflect the degree of risk associated with both on and off-balance sheet items, including residential loans sold with recourse, legally binding loan commitments and standby letters of credit. A financial institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. Financial institutions are generally expected to meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% of qualifying total capital must be in the form of core capital (Tier 1) -- common stock, noncumulative perpetual preferred stock, minority interests in equity capital accounts of consolidated subsidiaries and allowed mortgage servicing rights, less all intangible assets other than allowed mortgage servicing rights and eligible purchased credit card relationships. Supplementary capital (Tier 2) consists of the allowance for loan and lease losses up to 1.25% of risk-weighted assets, cumulative perpetual preferred stock, long-term preferred stock (original maturity of at least 20 years), perpetual preferred stock, hybrid capital instruments, term subordinated debt and intermediate term preferred stock (original average maturity of five years or more). The maximum amount of Tier 2 capital which may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital (after any deductions for disallowed intangibles). The aggregate amount of term subordinated debt and intermediate term preferred stock that may be treated as Tier 2 capital is limited to 50% of Tier 1 capital. Certain other limitations and restrictions also apply. At December 31, 1993, the Tier 2 capital of Fremont I & L consisted of approximately $5.7 million of provision for possible loan losses. As of December 31, 1994, Fremont I & L's provision for possible loan losses for Tier 2 capital increased to $10.6 million. See "-- Financial Services -- Thrift and Loan." The following table presents Fremont I & L's risk-based capital position at the dates indicated:

                                                        December 31, 1994                        December 31, 1993
                                                 -------------------------------           ------------------------------
                                                           Percent of                                Percent of
                                                         Risk-Weighted                             Risk-Weighted
                                                    Amount               Assets               Amount              Assets
                                                 --------------         --------           --------------        --------
                                                                            (Thousands of dollars)
Tier 1 capital                                      $ 80,385              9.57%              $ 48,592             10.69%
Minimum requirement                                   33,590              4.00                 18,190              4.00
                                                   ----------            -----              ----------            -----
          Excess                                    $ 46,795              5.57%              $ 30,402              6.69%
                                                   ==========            =====              ==========            =====

Total capital                                       $ 90,937             10.83%              $ 54,325             11.95%
Minimum requirement                                   67,179              8.00                 36,379              8.00
                                                   ----------            -----              ----------            -----
                                                    $ 23,758              2.83%              $ 17,946              3.95%
                                                   ==========            =====              ==========            =====

Risk adjusted assets                                $839,743                                 $454,742
                                                   ==========                               ==========

         The FDIC has adopted a 3% minimum leverage ratio which is intended to supplement risk-based capital requirements and to ensure that all financial institutions continue to maintain a minimum level of core capital. A minimum leverage ratio of 3% is required for institutions which have been determined to be the highest of five categories used by regulators to rate financial institutions. All other institutions (including Fremont I & L) will likely be required to maintain leverage ratios of at least 100 to 200 basis points above the 3% minimum. It is improbable, however, that an institution with a 3% core capital-to-total assets ratio would be rated in the highest category since a strong capital position is so closely tied to the rating system. Therefore, the "minimum" leverage ratio is, for all practical purposes, significantly above 3%. The following table presents Fremont I & L's leverage ratio (the ratio of Tier 1 capital to average total assets) at the dates indicated:



                                                          December 31, 1994                       December 31, 1993
                                                  ---------------------------------       ---------------------------------
                                                                     Percent of                              Percent of
                                                                    Average Total                           Average Total
                                                   Amount              Assets              Amount              Assets
                                                  --------          -------------         --------          -------------
                                                                             (Thousands of dollars)
Tier 1 capital                                    $ 80,385              9.79%             $ 48,592             10.38%
Minimum requirement                                 24,643              3.00                14,043              3.00
                                                  --------              ----              --------             -----
          Excess                                  $ 55,742              6.79              $ 34,549              7.38%
                                                  ========              ====              ========             =====

Average total assets                              $821,434                                $468,106
                                                  ========                                ========



         The FDIC conducted an examination of Fremont I&L as of August 31, 1994. The examination resulted in the FDIC requiring Fremont I&L to enter into a Memorandum of Understanding in January 1995 ("the MOU"). The MOU requires, among other things, that Fremont I&L: (a) maintain management acceptable to the FDIC, (b) maintain a ratio of Tier 1 capital as a percentage of average quarterly assets of at least 8.5%, (c) maintain an adequate reserve for loan losses, (d) reduce its dependence on volatile liabilities, (e) not pay cash dividends without the prior written consent of the FDIC, and (f) effect revisions and enhancements to certain policies and procedures, including lending, collection, reserve for loan losses, asset/liability management and affiliate transaction policies and procedures.

        The FDIC and the California Department of Corporations ("the DOC"), the primary regulatory authorities for Fremont I&L, conducted another examination as of March 31, 1995. The FDIC's and DOC's reports issued as a result of this examination indicated that Fremont I&L's compliance with the MOU was satisfactory. Management does not believe that the restrictions on Fremont I&L's ability to pay dividends imposed by the MOU or by federal or state law will adversely affect the ability of Fremont General to meet its obligations, including repayment of its indebtedness and other obligations. However, no assurances can be given as to when, or if, the MOU will be terminated.


         The Company contributed approximately $8 million to the capital of Fremont I & L in June 1993 to qualify this subsidiary as a "well-capitalized" institution under the regulations recently promulgated by the FDIC under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). A "well-capitalized" institution has a total risk-based capital ratio of at least 10%, has a Tier 1 risk-based capital ratio of at least 6.0%, has a leverage ratio of at least 5.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the FDIC to meet and maintain a specific capital level for any capital measure. The total risk-based capital ratio is the ratio of qualifying total capital to risk-adjusted assets and the Tier 1 risk-based capital ratio is the ratio of Tier 1 capital to risk-adjusted assets. In

August 1994, an additional $23 million was contributed to the capital of Fremont I & L to support the growth in the loan portfolio during 1994.

         Upon being designated a "well-capitalized" institution, Fremont I & L's annual insurance premiums were reduced to 23 cents per $100 of eligible domestic deposits effective January 1, 1994. The insurance premium payable is subject to semiannual adjustment. The FDIC, by the first day of the month preceding each semiannual period, is required to notify each insured institution of its assessment risk-classification upon which the insurance premium assessment for the following period will be based. The FDIC has the authority to assess additional premiums to cover losses and expenses associated with insuring deposits maintained at financial institutions and for other purposes it deems necessary. Effective January 1, 1995 insurance premiums increased to 26 cents per $100 of eligible domestic deposits. See "-- Federal Deposit Insurance Reform."

         Limitations on Dividends. Under California law, a thrift is not permitted to declare dividends on its capital stock unless it has at least $750,000 of unimpaired capital plus additional capital of $50,000 for each branch office maintained. In addition, no distribution of dividends is permitted unless: (i) such distribution would not exceed a thrift's retained earnings; (ii) any payment would result in violation of the approved maximum capital to thrift investment certificate ratio; or (iii) in the alternative, after giving effect to the distribution, the sum of a thrift and loan's qualified assets would be not less than 125% of certain of its liabilities, or with certain exceptions, current assets would be not less than current liabilities. In addition, a thrift and loan is prohibited from paying dividends from that portion of capital which its board of directors has declared restricted for dividend payment purposes. In policy statements, the FDIC has advised insured institutions that the payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. Under the Financial Institutions Supervisory Act and the Financial Institutions Reform, Recovery and Enforcement Act of 1989, federal regulators also have authority to prohibit financial institutions from engaging in business practices which are considered to be unsafe or unsound. It is possible that, depending upon the financial condition of Fremont I & L and other factors, such regulators could assert that the payment of dividends in some circumstances might constitute unsafe or unsound practices and could prohibit payment of dividends even though technically permissible.

         Federal Deposit Insurance Reform. FDICIA modified certain provisions of the Federal Deposit Insurance Act and revised several other banking statutes. Among other things, FDICIA provides increased funding for the Bank Insurance Fund (the "BIF") of the FDIC, primarily by increasing the authority of the FDIC to borrow from the U.S. Treasury Department. It also provides for expanded regulation of depository institutions and their affiliates. A significant portion of the borrowings would be repaid by insurance premiums assessed on BIF members, including Fremont I & L.

         As required under FDICIA, the FDIC issued its final rule setting forth the new risk-based assessment system which was implemented beginning with the assessment period commencing January 1, 1994. Regardless of the potential risk to BIF, FDICIA prohibits assessment rates from falling below the current assessment rate of 23 cents per $100 of eligible deposits if the FDIC has outstanding borrowings from the U.S. Treasury Department or the 1.25% designated reserve ratio has not been met.

         FDICIA requires the FDIC to specify relevant capital levels for depository institutions it insures in the following categories:
well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of December 31, 1994, Fremont I & L's capital category was "well-capitalized."

         The FDIC issued its final rule governing annual independent audits and reporting requirements for fiscal years commencing in 1993 and following years. The rule applies to any insured depository institution that has total assets at the beginning of a fiscal year of $500 million or more. Fremont I & L's total assets as of December 31, 1994 were $834 million. Requirements under this rule include an annual management report to be signed by the chief executive officer and chief financial officer containing, among other things, a statement of management's responsibility for establishing and maintaining internal controls and procedures and for complying with laws and regulations pertaining to safety and soundness. Additionally, annual audit statements must be prepared in accordance with generally accepted auditing standards. Furthermore, the institution is required to establish an independent audit committee of its outside directors, which committee is responsible for reviewing with management and the independent auditors the required reports. Fremont I & L is in compliance with this rule as of December 31, 1994.

         Fremont I & L is also subject to federal consumer protection laws, including the Truth In Savings Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act.

Commercial Finance/Asset-Based Lending

         Fremont Financial is licensed by the California Department of Corporations as a commercial finance lender and a personal property broker and holds certain other licenses.


EMPLOYEES

         At December 31, 1994, the Company had 1,463 employees, none of whom is represented by a collective bargaining agreement. The Company believes its relations with employees are good.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company began its workers' compensation insurance operations in 1959 and continues to derive the majority of its revenues from this business. The Company's workers' compensation insurance business has grown through internal expansion, as well as through the acquisition of other workers' compensation insurance companies. In the early 1990's, the Company restructured its workers' compensation insurance operations under a single management group, consolidated fourteen offices into six full service regional offices, significantly reduced the number of employees, and combined various underwriting, marketing and claims administration functions. These changes have resulted in increased efficiency and substantial cost savings.

         More recently, on February 22, 1995, the Company completed the acquisition of all outstanding stock of Casualty Insurance Company ("Casualty") and its wholly-owned subsidiary Workers' Compensation and Indemnity Company ("WCIC") from the Buckeye Union Insurance Company ("Buckeye"). Buckeye is a subsidiary of The Continental Corporation, a publicly held underwriter of property and casualty insurance. Casualty underwrites workers' compensation insurance primarily in Illinois and several other mid-western states, as well as a modest amount through WCIC in California. Casualty currently leads the Illinois workers' compensation market and the Company believes this acquisition will provide the Company with a significant presence in the mid-west region. The purchase price was $250 million, comprised of $225 million in cash and $25 million in a note payable to Buckeye.

         The California recessionary economy resulted in high unemployment, which had an adverse effect on workers' compensation insurance premiums written and caused an increase in the frequency of claims in the early 1990's. As a result of high claims frequency, including a high incidence of post-employment job stress claims resulting from lay-offs attributable to the adverse economic conditions, many workers' compensation insurers significantly reduced their role in the Southern California market. The Company remained committed to the Southern California market and sought solutions to these problems, such as the institution of its "zero tolerance" program that promotes the aggressive prosecution of workers' compensation fraud, and reunderwriting its business in Southern California to focus on businesses with stable work forces that have few seasonal employees and involve relatively less hazardous occupations.

         During the past twelve months, the Company has experienced a continued decrease in the frequency and severity of reported claims incurred on the 1992 and subsequent accident years, particularly in Southern California. The Company believes this decrease, which began in mid-1992, is due in large part to the enactment of additional anti-fraud legislation in 1992 and an aggressive program to combat workers' compensation insurance fraud by regulatory and law enforcement authorities and the Company. In July 1993, California enacted legislation to reform the workers' compensation insurance system and to, among other things, (i) reduce workers' compensation manual premium rates by 7% effective July 16, 1993 and (ii) repeal the minimum rate law effective January 1, 1995. Some provisions of this legislation have adversely affected workers' compensation insurers. However, other provisions have benefited workers' compensation insurers, such as provisions increasing measures to reduce fraudulent claims, placing restrictions on the filing of stress claims, capping vocational rehabilitation benefits and limiting the number of medical-legal evaluations. In addition to the 7% rate reduction, premiums were further impacted in 1994 by additional reductions in manual premium rates of 12.7% on new and renewal business that became effective January 1, 1994, and a further 16% on all business incepting on or after January 1, 1994 that became effective October 1, 1994. The reductions in manual premium rates have resulted in lower premiums on the Company's policies. The repeal of the minimum rate law effective January 1, 1995 has also resulted in lower premiums and lower profitability on the Company's California workers' compensation policies due to increased price competition. The Company believes that its newly acquired Casualty Insurance Company business will mitigate the impact of the repeal of the minimum rate law.

         The Company's medical malpractice insurance operation, Physicians and Surgeons, predominantly writes standard professional liability insurance for physicians and other healthcare providers, primarily in California. The Company's medical malpractice business has been profitable since the Company acquired it in 1985, and income before taxes was $6.6 million in 1994. During the past three years, medical malpractice insurance has been subject to substantial rate competition from physician-owned mutual insurance companies. The Company has been able to maintain its premium volume and achieve favorable loss experience through selective underwriting. However, the Company cannot predict if rate competition will continue to increase and, if so, what the impact of such rate competition will be on its future operations.

         The Company's commercial finance subsidiary, Fremont Financial, makes asset-based loans, to small and medium-sized businesses nationwide, that are primarily secured by accounts receivable and inventory. Fremont Financial's total loan portfolio grew from $189 million at December 31, 1991 to $557 million at December 31, 1994. This growth has been achieved partly through development of Fremont Financial's customer base and partly through purchases of loans originated by others.

         In 1990, the Company acquired Fremont Investment & Loan (formerly Investors Thrift), a California thrift and loan that now serves more than 27,000 customers through its 11 branches. The thrift and loan operations are primarily engaged in commercial and residential real estate lending. Assets of the thrift and loan operation grew from $278 million at the end of 1991 to $887 million at the end of 1994, due to increased loan originations and to the purchase of loans from other financial institutions.

         The adverse economic environment in California has adversely affected the commercial and residential real estate lending industry by impacting borrowers' abilities to service their debts and by reducing the value of real estate collateral. Because of the Company's lending policies, which require conservative loan-to-value ratios and careful review of the value of the property and the borrower, the Company's thrift and loan operations have not been materially adversely affected by these economic conditions and have benefited from the reduced competition that has also resulted from these conditions. However, there can be no assurance that continued adverse conditions will not impact the Company's thrift and loan operations in the future.

         Between 1986 and 1991, the Company discontinued its domestic treaty reinsurance business, its other primary and excess property and casualty insurance operations and the underwriting of all remaining assumed reinsurance. In 1990, a single management group was put in charge of all discontinued operations, and it is the intention of the Company to complete the liquidation of these operations by the commutation of liabilities and as claims are paid. See "Item 1. Business -- Discontinued Operations" and Note L of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

         By providing diverse financial services to small and medium-sized businesses, the Company has achieved growth in its operating results, as evidenced by the growth in its net income during the three years ended December 31, 1994. The following table presents information for each of the three years in the period ended December 31, 1994 with respect to the Company's principal lines of business.

                                                                                       Year Ended December 31,
                                                                       1994                 1993                   1992
                                                                     --------             --------               --------
                                                                                       (Thousands of dollars)
Revenues:
    Workers' compensation                                            $458,461             $489,126               $450,809
    Medical malpractice                                                33,035               29,239                 33,337
    Property and casualty corporate and other                           4,216                4,760                  4,915
                                                                     --------             --------               --------
         Total property and casualty                                  495,712              523,125                489,061
    Financial services                                                154,398              125,732                106,990
    Corporate                                                           3,038                2,548                  2,642
                                                                     --------             --------               --------
         Total                                                       $653,148             $651,405               $598,693
                                                                     ========             ========               ========

Income (Loss) Before Taxes:
    Workers' compensation                                            $ 62,199             $ 49,775               $ 41,799
    Medical malpractice                                                 6,583               10,215                 11,522
    Property and casualty corporate and other                          (7,517)              (7,898)                (8,134)
                                                                     --------             --------               --------
         Total property and casualty                                   61,265               52,092                 45,187
    Financial services                                                 28,014               21,456                 14,878
    Corporate                                                          (7,708)              (9,200)               (11,484
                                                                     --------             --------               --------)
         Total                                                       $ 81,571             $ 64,348               $ 48,581
                                                                     ========             ========               ========


         The Company generated revenues of $653 million for 1994, as compared to revenues of $651 million and $599 million for 1993 and 1992, respectively. Revenues between 1994 and 1993 were flat due primarily to the combined effects of higher loan interest and higher medical malpractice premiums, substantially offset by lower workers' compensation premiums. Revenues increased by 8.8% in 1993 over 1992 due primarily to higher workers' compensation insurance premiums and higher loan interest income in the financial services business segment, offset by lower realized investment gains. Realized investment gains (losses) were $(315,000), $2,165,000, and $16,208,000 in 1994, 1993 and 1992, respectively.

         The Company had income before cumulative effect of accounting change of $55.8 million ($3.57 per share) for 1994, as compared to $42.7 million ($3.06 per share) and $35.2 million ($2.83 per share) for 1993 and 1992, respectively. Net income for 1994 was $55.8 million ($3.57 per share) compared to $42.7 million ($3.06 per share) and $78.7 million ($6.33 per share) for 1993
and 1992, respectively.   Net income for 1992 reflects a one-time increase of
$43.5 million ($3.50 per share) as a result of the Company's adoption as of January 1, 1992 of FASB 109. See Note F of the Notes to Consolidated Financial Statements.

         Workers' compensation insurance operations posted income before taxes of $62.2 million for 1994, as compared to $49.8 million for 1993 and $41.8 million for 1992. The 25% increase in income before taxes between 1994 and 1993 is due primarily to the continued decline in the frequency and severity of reported claims incurred on the 1992 and subsequent accident years and lower than expected operating costs, offset partially by lower premiums. The increase in income before taxes of 19% between 1993 and 1992 is due primarily to an increase in net premiums earned, a reduction in underwriting expenses, and a continuing decline in the frequency of reported claims. The combined ratio for 1994 was 97.6% compared to 101.6% and 106.8% for 1993 and 1992, respectively.

         Medical malpractice insurance operations reported income before taxes of $6.6 million, $10.2 million and $11.5 million for 1994, 1993 and 1992 respectively. The combined ratio for 1994 was 93.4% compared to 77.8% and 77.7% for 1993 and 1992, respectively. The decrease in income before taxes and resulting increase in the combined ratio in 1994 is due primarily to an increase in the frequency and severity of reported claims.

         The Company's property and casualty corporate and other segment is composed of property and casualty corporate and other revenues and expenses that reflect miscellaneous revenues and expenses associated with the Company's downstream property and casualty insurance holding company, Fremont Insurance Group, Inc., ("Fremont Insurance Group") and credit disability insurance assumed from an affiliated life insurance company. For all years presented, both the credit disability insurance premiums and credit disability losses and expenses remained relatively stable, resulting in this operation breaking even for this period of time. Expenses that contributed to the net losses included interest expense on Fremont Insurance Group's debt and other obligations of $5.5 million, $4.5 million and $5.3 million, respectively, for the years ended December 31, 1994, 1993 and 1992, and overhead expenses of $3.1 million, $3.3 million and $2.6 million for the corresponding periods. Since these operations consist primarily of interest expense and overhead expenses, management does not expect this segment to operate at a profit.

         The financial services business segment posted increases of 31% and 44% in income before taxes for 1994 and 1993, respectively. The increase in 1994 was due primarily to the effects of an increasing loan portfolio, while the increase in 1993 was due to the combined effects of an increasing loan portfolio and a lower cost of financing. This segment, which includes commercial finance, thrift and loan, and life insurance operations, recorded income before taxes of $28.0 million, $21.5 million and $14.9 million for 1994, 1993 and 1992, respectively.

         Corporate revenues consisted primarily of investment income, while corporate expenses consisted primarily of interest expense and general and administrative expense. The corporate loss before income taxes was $7.7 million, $9.2 million and $11.5 million for 1994, 1993 and 1992, respectively. The decrease in the corporate loss in 1994 over 1993 was due primarily to increased investment income and higher intercompany interest income from the Company's subsidiaries. The decrease in corporate loss before taxes in 1993 compared to 1992 was primarily due to lower interest expense.

         Income tax expense of $25.8 million, $21.6 million and $13.4 million for 1994, 1993 and 1992, respectively, represent effective tax rates of 32%, 34% and 28% on pretax income of $81.6 million, $64.3 million and $48.6 million, respectively. In 1992, the lower effective tax rate resulted primarily from the favorable resolution of certain tax matters related to the Company's property and casualty subsidiaries that initially arose as a result of the 1986 Tax Act. On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 ("1993 Tax Act") was signed into law. The 1993 Tax Act increased the tax rate to 35% effective January 1, 1993. This resulted in a re-estimation by the Company of the deferred tax asset balance. At December 31, 1993, the deferred tax balance of $48.9 million includes a rate adjustment of $1.4 million. The lower effective tax rate in 1994 is due primarily to an increase in tax-exempt investment income. With the adoption of FASB Statement 109 in 1992, the effective tax rate will approximate the federal and state tax rates, as adjusted for any permanent tax differences. See Note F of Notes to Consolidated Financial Statements. The cumulative effect of adopting FASB Statement 109 was to increase

1992 earnings by $43.5 million ($3.50 per share) which is reported separately in the Company's 1992 consolidated statement of income.

    Property and Casualty Insurance Operations

         The following table represents information with respect to the Company's property and casualty insurance operations:


                                                                                     Year Ended December 31,
                                                                       1994                   1993                    1992
                                                                     --------               --------                --------
                                                                                     (Thousands of dollars)
         Revenues                                                    $495,712               $523,125                $489,061
         Expenses                                                     434,447                471,033                 443,874
                                                                     --------               --------                --------
         Income Before Taxes                                         $ 61,265               $ 52,092                $ 45,187
                                                                     ========               ========                ========

         Revenues from the property and casualty insurance operations consist primarily of premiums earned, net investment income and realized investment gains (losses). Expenses consist primarily of loss and loss adjustment expenses, policy acquisition costs, other operating costs and expenses and dividends to policyholders.

         Premiums. Premiums earned from the Company's workers' compensation insurance operations were $401.5 million in 1994, as compared to $426.8 million and $378.5 million in 1993 and 1992, respectively. Premiums were lower in 1994 as compared to 1993, due primarily to reductions in California workers' compensation manual premium rates which occurred subsequent to the second quarter of 1993. In July 1993, the California legislature enacted legislation to reform the workers' compensation insurance system and to, among other things, (i) reduce workers' compensation manual premium rates by 7% effective July 16, 1993 and (ii) repeal the minimum rate law effective January 1, 1995. In addition to the 7% rate reduction, premiums were further impacted in 1994 by additional reductions in manual premium rates of 12.7% on new and renewal business that became effective January 1, 1994, and a further 16% on all business incepting on or after January 1, 1994 that became effective October 1, 1994. See "--California Workers' Compensation Reform Legislation." Management believes the growth in premiums earned in 1993 as compared to 1992 resulted from the expansion of market share due to the withdrawal of some competitors from the Southern California region, offset in part by the 7% premium rate reduction in California, effective July 16, 1993.

         In 1994, premiums earned from the Company's medical malpractice insurance operations were $28.6 million, as compared to $25.1 million and $29.1 million for 1993 and 1992, respectively. The lower premium in 1993 as compared to both 1994 and 1992 was due primarily to a shift in underwriting focus away from those medical specialties that had relatively low policy premiums. The initial effect of this shift was lower premium volume. This lower volume was only partially offset in 1993 by increases in the average premium-per-policy due to both new business and to premium increases on existing business.

         Net Investment Income. Net investment income in the property and casualty insurance operations was $62.2 million, $65.7 million and $63.0 million in 1994, 1993 and 1992, respectively. The effects of lower invested assets and lower investment yields during 1994 resulted in net investment income levels lower as compared to 1993. The lower investment yields were due primarily to the combined effects of a change in the type of securities comprising the investment portfolio, as well as to generally lower yields on securities purchased in the latter half of 1993 and held in the investment portfolio during 1994. Beginning in the fourth quarter of 1993, the Company began to purchase preferred stock securities in an effort to reduce the Company's income tax expense. Under current income tax rules, a portion of the dividend income on preferred stock is exempt from income tax. Due to this favorable tax treatment, the dividend yields on preferred stock are generally lower than similar securities whose interest or dividend income is fully taxable. During 1994, the Company increased its preferred stock portfolio (both redeemable and non-redeemable) from approximately $24 million in book value at December 31, 1993 to $196 million in book value at December 31, 1994. The increase in investment income in 1993 over 1992 was due primarily to the increase in the investment portfolio.


         Realized Investment Gains (Losses). The net investment gains (losses) realized in the property and casualty insurance operations were $(41,000) in 1994, as compared to $1.6 million in 1993 and $14.1 million in 1992. The opportunity to realize the gains in 1992, and to a lesser extent 1993, resulted from the decline in interest rates in those years, which increased the value of the Company's fixed income securities portfolio. See "Item 1. Business---Investment Portfolio."

         Loss and Loss Adjustment Expense. Workers' compensation insurance loss and LAE, as a percentage of premiums earned, was 62.1%, 70.4% and 82.2% in 1994, 1993 and 1992, respectively. The decreases in the loss ratio in 1994 and 1993 are due primarily to the positive impacts of the continued decrease in the frequency and severity of reported claims on the 1992 and subsequent accident years, particularly in Southern California, which began in mid-1992. The 1992 loss ratio was also impacted by an increase of $41 million in loss and LAE reserves in 1992 for claims incurred in prior accident years, particularly 1990 and 1991. The recession in the California economy, together with the attendant increase in unemployment, resulted in significant increases in the frequency and severity of claims in 1990 and 1991, particularly post-employment stress claims in the metropolitan Los Angeles area. The adjustments in 1992 to these prior accident years were necessary because the Company did not fully recognize in 1990 and 1991 the severity of the economic recession and the impact that the resulting unemployment would have on claims during these years. These additional reserves were partially offset by improved loss experience on the 1992 accident year, resulting from reduced frequency and severity of claims. The Company attributes this reduction in claim frequency and severity to aggressive loss control, improved underwriting, and a stabilization of the California unemployment rate during the second half of 1992. Improved loss control has been achieved through a significant effort to reduce fraudulent workers' compensation claims by California law enforcement and regulatory authorities, the insurance industry, and the Company under its "zero tolerance" program. Underwriting improvements were made to focus on businesses with stable work environments and less hazardous occupations.

         While the Company believes that the incidence of fraudulent claims has been significant, the process of identifying fraudulent claims is uncertain, and the Company is unable to quantify the financial impact of fraudulent claims on its operating results over the past several years. In connection with its "zero tolerance" program, the Company has worked closely with local prosecutors to pursue fraudulent claims. The Company believes that fraudulent claims have been prevalent in the past based in part on the significant reduction in the frequency of claims beginning in mid-1992 that has resulted from the Company's aggressive campaign against fraud. See "Item 1. Business -- Insurance Operations -- Loss and Loss Adjustment Expense Reserves."

         As a percentage of premiums earned, medical malpractice loss and LAE
was 74.4%, 56.5% and 56.7% for 1994, 1993 and 1992, respectively.   The
increase in the loss ratio in 1994, as compared to 1993, was due primarily to an increase in the frequency and severity of reported claims in 1994. The loss ratio in 1993 remained relatively stable as compared to 1992.

         In light of present facts and current legal interpretations, management believes that adequate provision has been made for loss reserves.
In making this determination, management has considered its claims experience to date, loss development history for prior accident years, estimates of future trends of claims frequency and severity, and various external factors such as judicial theories of liability.

         Policy Acquisition Costs and Other Operating Costs and Expenses. The ratio of policy acquisition costs and other operating costs and expenses to premiums earned is referred to as the expense ratio, which was 23.4%, 21.3% and 22.5% in 1994, 1993 and 1992, respectively. The increase in this ratio in 1994 as compared to 1993 was due primarily to higher agents' commission costs in 1994. The improvement in this ratio during 1993 as compared to 1992 was due primarily to the positive effects of the Company's cost control efforts.

         Dividends to Policyholders. The Company's workers' compensation insurance policies are predominantly written as participating policies which means that dividends may be paid to policyholders depending upon their loss experience. In 1994, 1993 and 1992 the ratios of dividends accrued to workers' compensation insurance premiums earned were 12.4%, 10.6% and 2.8%, respectively. Since it is the Company's policy to reward favorable loss experience, the increases in the policyholder dividend ratio in 1994 and 1993 is consistent with the decreases in the loss ratio from 82.2% in 1992 to 70.4% in 1993 and finally to 62.1% in 1994. The ability of the Company's workers' compensation insurance subsidiaries to pay policyholder dividends is subject to certain regulatory restrictions. See "Item 1. Business -- Regulation -- Insurance Regulation."

         Variability of Operating Results. The Company's profitability can be affected significantly by many factors including competition, the severity and frequency of claims, interest rates, regulations, court decisions, the judicial climate, and general economic conditions and trends, all of which are outside of the Company's control. These factors have contributed to significant variation of results of operations in different aspects of the Company's business from quarter to quarter and year to year. With respect to the workers' compensation insurance business, changes in economic conditions can lead to reduced premium levels due to lower payrolls as well as increased claims due to the tendency of workers who are laid off to make workers' compensation claims. For example, in 1992 the Company increased its loss reserves for 1990 and 1991 to provide for increased frequency and severity of claims in these years due to the recession in the California economy and the attendant increases in unemployment. Legislative and regulatory changes can also contribute to variable operating results for workers' compensation
insurance businesses.   For example, in both 1994 and 1993 the Company
experienced the positive impacts of the continued decrease in the frequency and severity of reported claims on the 1992 and subsequent accident years, particularly in Southern California, that began in mid-1992. The Company believes this decrease is due in large part to the enactment of additional anti-fraud legislation in 1992 and the aggressive program to combat workers' compensation insurance fraud by regulatory and law enforcement authorities and the Company. See "-- California Workers' Compensation Reform Legislation" below. Also, the establishment of appropriate reserves necessarily involves estimates, and reserve adjustments have caused significant fluctuations in operating results from year to year.

         California Workers' Compensation Reform Legislation. In July 1993, California enacted legislation to reform the workers' compensation insurance system and to, among other things, (i) reduce workers' compensation manual premium rates by 7% effective July 16, 1993 and (ii) repeal the minimum rate law effective January 1, 1995. Some provisions of this legislation have adversely affected workers' compensation insurers. However, other provisions have benefited workers' compensation insurers, such as provisions increasing measures to reduce fraudulent claims, placing restrictions on the filing of stress claims, capping vocational rehabilitation benefits and limiting the number of medical-legal evaluations. For example, in both 1994 and 1993 the Company experienced the positive impacts of the continued decrease in the frequency and severity of reported claims on the 1992 and subsequent accident years, particularly in Southern California, that began in mid-1992. The Company believes this decrease is due in large part to the enactment of additional anti-fraud legislation in 1992 and the aggressive program to combat workers' compensation insurance fraud by regulatory and law enforcement authorities, the Company and others in the industry. In addition to the July 1993 legislation, in December 1993, the California Insurance Commissioner reduced workers' compensation manual premium rates on new and renewal business an additional 12.7% effective January 1, 1994. In September 1994, workers' compensation manual premium rates were further reduced by 16% effective October 1, 1994 on all business incepting on or after January 1, 1994.

         The Company believes that the decrease in premiums in 1994 as compared to 1993 resulted from a reduction in California workers' compensation manual premium rates which occurred during and subsequent to 1993. The reductions in manual premium rates have resulted in lower premiums on the Company's policies. The Company had favorable loss and loss adjustment expense experience during 1994. Before allowance for the accrual of policyholder dividends, the Company's workers' compensation combined ratio for 1994 was 85.2%, as compared to 91.0% for 1993. The California Insurance Commissioner was precluded from raising the manual premium rates prior to January 1, 1995. The repeal of the minimum rate law on January 1, 1995 has also resulted in lower premiums and lower profitability on the Company's California workers' compensation policies due to increased price competition. The Company believes that its newly acquired Casualty Insurance Company business will mitigate the impact of the repeal of the minimum rate law.


Financial Services

         The Company's financial services operations are principally engaged in asset-based lending through Fremont Financial and commercial and residential real estate lending through Fremont Investment & Loan (formerly Investors Thrift). The Company also has small life insurance and premium finance operations included in this segment. Revenues consist principally of interest income and, to a lesser extent, life insurance premiums, fees and other income.

         The following table presents information with respect to the Company's financial services operations:

                                                                                      Year Ended December 31,
                                                                      1994                   1993                     1992
                                                                    --------               --------                 --------
                                                                                      (Thousands of dollars)
         Revenues                                                   $154,398               $125,732                 $106,990
         Expenses                                                    126,384                104,276                   92,112
                                                                    --------               --------                 --------
         Income Before Taxes                                        $ 28,014               $ 21,456                 $ 14,878
                                                                    ========               ========                 ========


         Revenues increased 23% in 1994 and 18% in 1993, due primarily to greater loan interest and fee revenue attributable to the general growth in the loan portfolios of the commercial finance and thrift and loan operations. Other financial services revenues remained relatively stable.

         Income before taxes in the financial services operations was $28.0 million, $21.5 million and $14.9 million for 1994, 1993 and 1992, respectively. The 31% increase in 1994 is due primarily to the general growth in the loan portfolios and a lower provision for loan losses. The 44% increase in 1993 is due primarily to the growth in the loan portfolios and a lower cost of funds.

         The following table identifies the interest income, interest expense, average interest-bearing assets and liabilities, and interest margins for the Company's commercial finance and thrift and loan subsidiaries:


                                                                           Year Ended December 31,
                                         ------------------------------------------------------------------------------------------
                                                       1994                           1993                           1992
                                         -----------------------------   ----------------------------   ----------------------------
                                         Average               Yield/    Average              Yield/    Average              Yield/
                                         Balance     Interest   Cost     Balance    Interest   Cost     Balance    Interest   Cost
                                         --------    --------  -------   --------   --------  -------   --------   --------  -------
                                                                   (Thousands of dollars, except percents)
Interest bearing assets (1):
  Commercial finance and
    other assets                       $  483,778   $ 52,128   10.78 %   $323,479   $33,474   10.35 %   $222,535   $25,212   11.33 %
  Thrift and loan:
    Cash equivalents                       56,014      2,282    4.07       34,744     1,032    2.97       25,157       885    3.52
    Investments                             4,503        450    9.99          220         6    2.73        1,935        80    4.13
    Commercial real estate loans          452,950     43,582    9.62      243,701    23,732    9.74      130,396    13,611   10.44
    Consumer real estate loans             67,053      8,293   12.37      100,646    14,170   14.08       97,484    13,799   14.16
    Contract loans                         42,204      5,595   13.26       58,113     8,104   13.95       71,639     9,939   13.87
    Installment loans                       4,294        541   12.60        6,799       866   12.74        9,235     1,252   13.56
    Finance leases                            377         47   12.47        1,903       223   11.72        5,442       584   10.73
                                      -----------  ---------            ---------  --------            ---------  --------
  Total interest bearing assets        $1,111,173   $112,918   10.16 %   $769,605   $81,607   10.60 %   $563,823   $65,362   11.59 %
                                      ===========  =========            =========  ========            =========  ========

Interest bearing liabilities:
  Savings deposits                     $   81,475   $  2,940    3.61 %   $ 95,674   $ 3,824    4.00 %   $ 48,684   $ 2,168    4.45 %
  Time deposits                           464,960     23,928    5.15      277,765    15,868    5.71      260,520    15,652    6.01
  Commercial paper and other               14,332        820    5.72       14,545       882    6.06       13,842     1,003    7.25
  Securitization obligation               300,094     14,653    4.88      165,278     6,171    3.73           --        --      --
  Short-term debt                          80,770      4,921    6.09       71,572     3,561    4.98      134,146     7,092    5.29
  Debt from affiliates                     28,499      2,205    7.74       24,830     1,905    7.67       29,439     2,609    8.86
                                      -----------  ---------            ---------  --------            ---------  --------
  Total interest bearing liabilities   $  970,130   $ 49,467    5.10 %   $649,664   $32,211    4.96 %   $486,631   $28,524    5.86 %
                                      ===========  =========            =========  ========            =========  ========

Net interest income                                 $ 63,451                        $49,396                        $36,838
                                                   =========                       ========                       ========
Net yield                                                       5.71 %                         6.42 %                         6.53 %

----------------
(1)  Average loan balances include non-accrual loan balances.


         The margin between the Company's cost of funds and interest income decreased in 1994 as compared to 1993, due primarily to an increase in lower yielding commercial real estate loans and a decrease in higher yielding consumer real estate loans in the thrift and loan business. Additionally, the net margins decreased in the asset-based lending segment due primarily to increases in the credit quality of the loan portfolio which has resulted in lower loan yields, as well as to an increase in the competitive environment.

         Interest rate sensitivity data for the Company's commercial finance and thrift and loan subsidiaries as of December 31, 1994 is presented in the table below. The relationships shown are for one day only and significant changes can occur in the sensitivity relationships as a result of market forces and management decisions. The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals and to this degree earnings will be sensitive to interest rate changes. The Company attempts to match interest rate sensitive assets and liabilities to minimize the effect of fluctuating interest rates.

                                                                                    Repricing Periods
                                                       --------------------------------------------------------------------------
                                                          Within          Within         Within          Over
                                                        0-3 Months     4-12 Months      1-5 Years       5 Years          Total
                                                       ------------   -------------    ----------     -----------     -----------
                                                                                 (Thousands of dollars)
Interest sensitive assets:
    Commercial finance and other                        $487,177        $   4,294        $  2,947        $ 39,921      $  534,339
    Thrift and loan:
         Cash equivalents                                 42,042               --              --              --          42,042
         Investments                                         421               --              --              --             421
         Commercial real estate loans                    363,216          167,232         135,126          21,624         687,198
         Consumer real estate loans                       19,803           38,354          27,473          17,902         103,532
         Contract loans                                    3,513            8,709          17,015           3,753          32,990
         Installment loans                                   611            1,324           1,256              --           3,191
         Finance leases                                      114               --              --              --             114
                                                       ----------      -----------      ----------      ----------    ------------
    Total interest sensitive assets                     $916,897        $ 219,913        $183,817        $ 83,200      $1,403,827
                                                       ==========      ===========      ==========      ==========    ============

Interest sensitive liabilities:
    Savings deposits                                    $ 54,906        $      --        $     --        $     --      $   54,906
    Time deposits                                        222,233          314,880         154,958              --         692,071
    Commercial paper and other                             9,291            8,463              --              --          17,754
    Securitization obligation                            300,000               --              --              --         300,000
    Short-termdebt                                       157,000               --              --              --         157,000
    Debt from affiliates                                  40,886           20,000              --              --          60,886
                                                       ----------      -----------      ----------      ----------    ------------
    Total interest sensitive liabilities                $784,316        $ 343,343        $154,958        $     --      $1,282,617
                                                       ==========      ===========      ==========      ==========    ============

Incremental interest rate sensitivity gap               $132,581        $(123,430)       $ 28,859        $ 83,200      $  121,210
                                                       ==========      ===========      ==========      ==========    ============
Cumulative gap                                          $132,581        $   9,151        $ 38,010        $121,210
                                                       ==========      ===========      ==========      ==========

         Loans Receivable and Reserve Activity. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:


                                                                             December 31,
                                                --------------------------------------------------------------------
                                                         1994                    1993                    1992
                                                --------------------      ------------------      ------------------
                                                               % of                    % of                    % of
                                                  Amount       Total       Amount      Total       Amount      Total
                                                ----------     -----      --------     -----      --------     -----
                                                              (Thousands of dollars, except percents)
Accounts receivable and inventory loans:
    Commercial finance                         $   409,580       28 %     $315,467       36 %     $200,793       28 %
Term loans:
    Commercial finance                             124,379        8         63,814        7         49,045        7
    Thrift and loan                                807,527       55        425,432       49        375,519       53
    Other                                          126,694        9         66,952        8         86,905       12
                                               -----------      ---       --------      ---       --------      ---
        Total termloans                          1,058,600       72        556,198       64        511,469       72
                                               -----------      ---       --------      ---       --------      ---
        Total loans                              1,468,180      100 %      871,665      100 %      712,262      100 %
Less allowance for possible loan losses             27,406        2         25,222        3         22,819        3
                                               -----------      ---       --------      ---       --------      ---
    Loans receivable                            $1,440,774       98 %     $846,443       97 %     $689,443       97 %
                                               ===========      ===       ========      ===       ========      ===

         The following table illustrates the maturities of the Company's loans receivable:




                                                                     Maturities at December 31, 1994
                                                 ---------------------------------------------------------------------------
                                                 1 to 24              25 to 60              Over 60
                                                 Months                Months                Months                 Total
                                                 --------             --------              -------               ----------

                                  (Thousands of dollars)

Accounts receivable and inventory
     loans -- variable rate                      $409,580              $     --             $     --              $  409,580
Term loans -- variable rate                       117,462               226,456              456,153                 800,071
Term loans -- fixed rate                           74,220                95,307               89,002                 258,529
                                                 --------              --------             --------              ----------
    Total                                        $601,262              $321,763             $545,155              $1,468,180
                                                 ========              ========             ========              ==========

         The adverse economic environment in California has adversely affected the commercial and residential real estate lending industry by impacting borrowers' abilities to service their debts and by reducing the value of real estate collateral. Because of the Company's lending policies, which require conservative loan-to-value ratios and careful review of the value of the property and the borrower, the Company's thrift and loan operations have not been materially adversely affected by these adverse economic conditions and have benefited from the reduced competition that has resulted from these conditions. However, there can be no assurance that adverse conditions will not impact the Company's commercial finance and thrift and loan operations in the future.

         The following table describes the asset classifications, loss experience and reserve reconciliation of the commercial finance and thrift and loan operations as of or for the periods ended as shown below:



                                                                                    December 31,
                                                        ------------------------------------------------------------------

                                                           1994           1993          1992          1991          1990
                                                        ----------      --------      --------      --------      --------
                                                                      (Thousands of dollars, except percents)
Non-accrual loans                                       $   21,834      $ 17,304      $ 21,970      $ 12,521      $ 13,654
Accrual loans 90 days past due                               1,711         1,763         1,370         2,460         1,427
Real estate owned ("REO")                                   17,467           842           786           836           639
                                                        ----------      --------      --------      --------      --------
Total non-performing assets                             $   41,012      $ 19,909      $ 24,126      $ 15,817      $ 15,720
                                                        ==========      ========      ========      ========      ========

Beginning allowance for possible loan losses            $   25,222      $ 22,819      $ 15,907      $ 14,475      $  6,163
Provision for loan losses                                   11,980        16,873         9,550         5,298         7,393
Reserves established with portfolio acquisitions             3,605            --         2,913           580         3,347
Charge-offs:
    Commercial finance and other loans                       4,265         7,614         3,159         3,374         3,838
    Thrift and loan:
        Commercial real estate loans                         4,833           176            --            --            --
        Consumer real estate loans                           2,685         4,835           778           116            75
        Contract and installment loans                       2,434         2,627         1,910         2,207         1,597
        Finance leases                                          37           314           179           341           159
                                                        ----------      --------      --------      --------      --------
    Total charge-offs                                       14,254        15,566         6,026         6,038         5,669
                                                        ----------      --------      --------      --------      --------
Recoveries:
    Commercial finance and other loans                         207           360            96         1,316         3,041
    Thrift and loan:
        Commercial real estate loans                            10            --            --
        Consumer real estate loans                             265           128            --
        Contract and installment loans                         349           468           284           240           185
        Finance leases                                          22           140            95            36            15
                                                        ----------      --------      --------      --------      --------
    Total recoveries                                           853         1,096           475         1,592         3,241
                                                        ----------      --------      --------      --------      --------
Net charge-offs                                             13,401        14,470         5,551         4,446         2,428
                                                        ----------      --------      --------      --------      --------
Ending allowance for possible loan losses               $   27,406      $ 25,222      $ 22,819      $ 15,907      $ 14,475
                                                        ==========      ========      ========      ========      ========

Allocation of allowance for possible loan losses:
    Commercial finance and other loans                  $   13,015      $ 13,092      $ 15,511      $ 11,226      $ 10,701
    Thrift and loan                                         14,391        12,130         7,308         4,681         3,774
                                                        ----------      --------      --------      --------      --------
    Total allowance for possible loan losses            $   27,406      $ 25,222      $ 22,819      $ 15,907      $ 14,475
                                                        ==========      ========      ========      ========      ========

Total loans receivable                                  $1,468,180      $871,665      $712,262      $535,781      $446,219
Average total loans receivable                           1,082,622       783,132       630,101       481,028       366,575
Net charge-offs to average total loans receivable             1.24 %        1.85 %        0.88 %        0.92 %        0.66 %
Non-performing assets to total loans receivable               2.79 %        2.28 %        3.39 %        2.95 %        3.52 %
Allowance for possible loan losses to total
  loans receivable                                            1.87 %        2.89 %        3.20 %        2.99 %        3.24 %
Allowance for possible loan losses to non-performing
  assets                                                     66.82 %      126.69 %       94.58 %      100.57 %       92.08 %
Allowance for possible loan losses to non-performing
  loans                                                     116.40 %      132.28 %       97.77 %      106.18 %       95.98 %

         Non-performing assets increased $21.1 million from $19.9 million at December 31, 1993 to $41.0 million at December 31, 1994, primarily due to a $16.6 million increase in real estate owned, and an increase in non-accrual loans resulting from the general growth in the loan portfolio. Of the $16.6 million increase in real estate owned, $14.2 million is related to six commercial real estate loans. The decrease in non-accrual loans in 1993 from 1992 is due primarily to the charging-off in 1993 of substantially all of the loans from the Company's terminated commercial mortgage banking operations. These loans had already been provided for in the allowance for possible loan losses in prior years. This also accounts for the significant increase in charge-offs for the commercial finance and other loans in 1993. The 1993 provision for loan losses is significantly higher than both 1994 and 1992, due primarily to additional amounts recognized in 1993 for certain consumer real estate loans in the thrift and loan operations whose charge-offs had previously been covered by certain government and private insurance reserves. In 1993, these insurance reserves were exhausted and this also accounts for the increase in charge-offs in 1993 for the thrift and loan's consumer real estate operations. Charge-offs for commercial real estate loans in the thrift and loan operations were higher in 1994 as compared to both 1993 and 1992, due primarily to the significant overall growth in the commercial real estate loan portfolio from $302 and $204 million at December 31, 1993 and December 31, 1992, respectively, to $687 million at December 31, 1994. Included in the 1994 reserves established with portfolio acquisitions is $3.2 million in reserves relating to a $225 million commercial real estate loan portfolio acquisition by Fremont I&L which was completed in August 1994. The ratio of the allowance for possible loan losses ("allowance") to non-performing loans, which excludes Real Estate Owned ("REO") balances, decreased from 132.28% at December 31, 1993 to 116.40% at December 31, 1994, which is consistent with the significant decline in the charge-off ratio from 1.85% in 1993 to 1.24% in 1994. The ratio of the allowance to non-performing assets decreased from 126.69% at December 31, 1993 to 66.82% at December 31, 1994 principally as a result of an increase in REO. There are no amounts recorded in the allowance for REO, as (1) loan balances in excess of management's estimate of fair value less disposal cost are charged off at foreclosure date and (2) additional allowances for management's estimate of reductions in fair value subsequent to foreclosure date are recorded as reductions of REO carrying value.


LIQUIDITY AND CAPITAL RESOURCES


         The property and casualty insurance operations must have cash and liquid assets available to meet their obligations to policyholders in accordance with contractual obligations, in addition to having the funds available to meet ordinary operating costs. These operations have several sources of funds to meet their obligations, including cash flow from operations, recoveries from reinsurance contracts and investment securities. By statute, the majority of the cash from these operations is required to be invested in investment grade securities to provide protection for policyholders. The Company invests in fixed income and equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's investment portfolio had an unrealized gain
(loss) of $(108) million and $44 million at December 31, 1994 and 1993, respectively.


         The Company's commercial finance operation funds its lending activities primarily through its asset securitization program, an unsecured revolving line of credit with a syndicated bank group and its capital. The asset securitization program was established to provide a stable source of funds to facilitate the expansion of this business. The proceeds to the Company's subsidiary, Fremont Funding Inc., from the sale of the initial series of securities under this program in April 1993, which bear interest at the rate of LIBOR plus 0.47%, were approximately $200 million. In November 1993, the Company sold an additional series of $100 million of these securities which bear interest at the rate of LIBOR plus 0.5%. The securities issued in this program have a scheduled maturity of three and four years, respectively, but could mature earlier depending on fluctuations in outstanding balances of loans in the portfolio and other factors. As of December 31, 1994, up to $500 million in additional publicly offered asset-backed certificates may be issued pursuant to a shelf registration statement to fund future growth in the commercial finance loan portfolio. The Company's commercial finance operation has an unsecured revolving line of credit with a syndicated bank group that presently permits borrowings of up to $180 million, of which $156 million was outstanding as of December 31, 1994. This credit line is primarily used to finance assets which are not included in the Company's asset securitization program. This credit line expires August 31, 1995 and is renewable annually.

         The Company's thrift and loan finances its lending activities primarily through customer deposits, which have grown from $412 million at December 31, 1993 to $747 million at December 31, 1994. The thrift and loan operations also have access to a commercial paper facility for added liquidity under which balances ranged from $11.3 million to $17.8 million during 1994.

         As a holding company, Fremont General pays its operating expenses, meets its other obligations and pays stockholder dividends from its cash on hand, management fees paid by its subsidiaries and dividends paid by its subsidiaries. Several of the Company's subsidiaries are subject to California laws that restrict their ability to distribute dividends. The Company expects that during the next few years dividends from its subsidiaries will consist only of dividends from its property and casualty subsidiaries and dividends on preferred stock of its commercial finance and thrift and loan holding company subsidiaries. The maximum amount available for payment of dividends by the property and casualty subsidiaries at December 31, 1994 without prior regulatory approval is approximately $24 million. During 1994, dividends totaling $11 million were paid.

         To facilitate general corporate operations, in August 1994 the Company obtained a revolving line of credit with a syndicated bank group that permits borrowings of up to $150 million, of which $15 million was outstanding as of
December 31, 1994.  This credit line expires in August 1997.   In addition, in
July 1994 the Company replaced its internally financed loan to its ESOP with an external bank financed loan totaling $11 million. The loan is due in seven equal annual installments commencing on April 1, 1995 and is secured by certain shares of the ESOP. The interest and principal payments are guaranteed by the Company. Interest is based on, at the Company's option, the bank's prime lending rate, LIBOR plus 1% or an applicable certificate of deposit rate. The rate at December 31, 1994 was 6.563%.

         In June 1993, the Company completed a public offering of 1,875,000 shares of Common Stock. Net proceeds to the Company were $41 million. Approximately $15 million of the net proceeds was used to retire a substantial portion of the Company's 11 1/4% Senior Subordinated Debentures due 1995. The Company contributed approximately $8 million of the net proceeds to the capital of its thrift and loan subsidiary to make this subsidiary a "well-capitalized" institution under the rules adopted by the FDIC. The Company also loaned approximately $7 million of the net proceeds to its ESOP, which used such funds to purchase 300,000 shares of Common Stock in such offering.

         In October 1993, the Company sold in a public offering an aggregate $373,750,000 principal amount at maturity of Liquid Yield Option Notes due October 12, 2013 (Zero Coupon-Subordinated) (the "LYONs") at an issue price of $372.42 for a total net proceeds to the Company of approximately $135 million. The yield to maturity is 5% with no periodic payments of interest. The LYONs are convertible into the Company's Common Stock at a price of $31.86 per share and are non-callable for five years. The outstanding balance of the LYONs at December 31, 1994 was $144 million.

         During October 1993, the Company retired the remaining balance of $3.2 million of its 11 1/4% Senior Subordinated Debentures due 1995. In December 1993, the Company called for redemption all of its 7 1/4% Convertible Subordinated Debentures due 2011. Of the $57.5 million then outstanding, at the option of the holders, $28.5 million was redeemed and $29.0 million was converted into 1,201,202 shares of the Company's Common Stock.

         On February 22, 1995, the Company completed an acquisition of Casualty Insurance Company, an Illinois insurance company ("Casualty") pursuant to a Stock Purchase Agreement dated as of December 16, 1994 among the Company, Fremont Compensation Insurance Company, a California corporation and wholly-owned subsidiary of the Company ("Fremont Compensation"), The Buckeye Union Insurance Company, an Ohio insurance company ("Buckeye"), and The Continental Corporation, a New York corporation, whereby Fremont Compensation purchased all of the issued and outstanding capital stock of Casualty. The purchase price paid by the Company was $250 million, comprised of $225 million in cash and $25 million in a note payable to Buckeye over a three year period. The cash used to fund the acquisition includes $55 million in borrowings under the Company's existing line of credit and the remainder from internally generated funds.

         Stockholder dividends declared aggregated $11.5 million, $10.1 million and $8.0 million during 1994, 1993 and 1992, respectively.

         Net cash provided by continuing operations was $120 million, $111 million and $37 million for the years ended December 31, 1994, 1993 and 1992, respectively. Net cash provided by continuing operations increased in 1994 over 1993 due primarily to an increase in net income and changes in premiums receivable and agents' balances, partially offset by a lower increase in claims and policy liabilities. Net cash provided by continuing operations increased in 1993 compared to the prior year partly due to significant increases in premium volume as well as decreases in loss and loss adjustment expenses paid resulting from the continued decline in the frequency and severity of reported claims which had begun in mid-1992. Net cash provided by continuing operations was reduced by the payment of claims of $9 million, $16 million and $23 million in 1994, 1993 and 1992, respectively, related to the run-off of a workers' compensation insurance business that the Company acquired in 1989.

         Net cash used in investing activities was $551 million, $448 million
and $180 million in 1994, 1993 and 1992, respectively.   Net cash used in
investing activities increased in 1994 as compared to 1993 due primarily to the combined effects of an increase in loans funded, net of repayments, offset partially by a decrease in the purchase of securities, net of sales, maturities and calls. Loans funded increased due primarily to the general growth in the loan portfolio during 1994. Net securities purchased decreased in 1994 due primarily to lower cash flow in the property and casualty insurance operations. Net cash used in investing activities increased in 1993 over 1992, due in part to increases in the purchase of securities, net of maturities and sales, resulting from increased cash flow from continuing operations. In addition, short-term investments increased significantly in 1993 as the Company invested the unused proceeds from the public offerings completed during the year.

         Net cash provided by financing activities was $434 million, $321 million and $167 million for 1994, 1993 and 1992, respectively. Net cash provided by financing activities increased in 1994 as compared to 1993, due primarily to the combined net effects of, (i) an increase in net thrift deposits; (ii) the net effect of an increase in short-term borrowing, net of repayments; and (iii) a reduction in long-term debt proceeds. Net cash provided by financing activities increased in 1993 primarily due to the proceeds from the public offerings completed during 1993, offset by $69 million in lower increases in thrift deposits and $167 million increase in debt repayments.

         The amortized cost of the Company's invested assets were $989 million, $1.1 billion, and $783 million at December 31, 1994, 1993 and 1992,
respectively.   The modest decrease in 1994 as compared to 1993 is due
primarily to a decrease in premium volume. The significant increase in 1993 as compared to 1992 is due primarily to a growth in premium volume as well as to the investment of the unused proceeds from the public offerings completed by the Company during 1993.

         The Company's property and casualty premium to surplus ratio for the year ended December 31, 1994 was 1.8 to 1, which is within industry guidelines. The FDIC has established certain capital and liquidity standards for its member institutions, and Fremont Investment & Loan was in compliance with these standards as of December 31, 1994. The Company contributed approximately $8 million to the capital of Fremont Investment & Loan in June 1993 to qualify this subsidiary as a "well-capitalized" institution under the regulations
recently promulgated by the FDIC.   In August 1994 an additional $23 million
was contributed to the capital of Fremont Investment & Loan to support the growth in the loan portfolio during 1994.

         The Company believes that its existing cash, its bank lines of credit, revenues from operations and other available sources of liquidity will be sufficient to satisfy its liquidity needs for the next several years.

         The Company's strategy is to expand its business to the extent possible without adversely impacting its loan portfolio and policyholder base. However, the Company's strategic model is not dependent on growth as a source of liquidity. While the level of revenues will obviously affect results of operations, the Company's liquidity is not dependent on future revenue growth.

NEW ACCOUNTING STANDARDS

         During 1993, the FASB issued Statement 114, "Accounting by Creditors for Impairment of a Loan," which is effective for fiscal years beginning after December 15, 1994. The Company has not yet adopted this new standard; however, the effect on stockholders' equity and income is not considered to be significant.

         In May 1993, the FASB issued Statement 115, "Accounting for Certain Investments in Debt and Equity Securities," ("FASB 115"). FASB 115 changes the accounting treatment afforded the Company's fixed maturity and equity investments by segregating these securities into three accounts: held to maturity, available for sale and trading. Accounting for securities held to maturity will be unchanged, and these securities will continue to be carried at amortized cost. Available for sale securities and trading account securities are to be carried at fair value. Unrealized gains and losses on available for sale securities (net of applicable deferred taxes) are to be credited or charged to stockholders' equity. Unrealized gains and losses on trading account securities are to be recorded in the income statement. Transfers between categories are severely restricted. FASB 115 is effective for the year ended December 31, 1994, and retroactive application is not permitted. The cumulative effect as of January 1, 1994 of adopting FASB 115 was an increase to stockholders' equity of $28.5 million (net of deferred income taxes of $15.4 million) to reflect the net unrealized holding gains on securities previously
carried at amortized cost; there was no impact on net income.   See Note A of
Notes to Consolidated Financial Statements.

         In October 1994, the FASB issued Statement 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The Company currently holds no derivative financial instruments subject to FASB 119 disclosure requirements.

         Other recently issued accounting standards do not have a material impact upon the Company's stockholders' equity or results of operations.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) and (a)(2) and (d) FINANCIAL STATEMENTS AND SCHEDULES.
                              Reference is made to the "Index -- Consolidated Financial Statements and Financial Statements Schedules -- Annual Report on Form 10-K" filed as part of this Annual Report.

    (a)(3) and (c) EXHIBITS.

    EXHIBIT NO.                                                DESCRIPTION
    -----------                                                -----------
     (2)(i)          Stock Purchase Agreement among Fremont Compensation Insurance Company, Fremont General Corporation, the Buckeye
                     Union Insurance Company, The Continental Corporation and Casualty Insurance Company, Dated as of December 16,
                     1994.  (Filed as Exhibit No. 2.1 to Current Report on Form 8-K, as of February 22, 1995, Commission File
                     1-8007, and incorporated herein by reference.)

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

     (3)(ii)         Certificate of Amendment of Articles of Incorporation (Filed as Exhibit 3.2 to Registrtion Statement
                     File No. 33-68098 which was declared effective on October 4, 1993 and herein incorporated by reference.)

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

     (10)(vi)        1994 Management Incentive Compensation Plan of the Company.  (Filed as Exhibit No. (10)(vii) to Annual Report
                     on Form 10-K, for the Fiscal Year Ended December 31, 1993.  Commission File Number 1-8007, and incorporated herein by reference.)

     (10)(vii)       Long-Term Incentive Compensation Plan of the Company.  (Filed as Exhibit No. (10)(viii) to Annual Report on
                     Form 10-K, for the Fiscal Year Ended December 31, 1993, Commission File Number 1-8007, and incorporated herein by reference.)

     (10)(viii)      Promissory Notes, dated November 29, 1990 and June 4, 1993, as amended, and related Loan Agreement between the Company and the Employee Stock Ownership Plan of the Company.  (Filed as Exhibit No. (10)(ix) to Annual
                     Report on Form 10-K, for the Fiscal Year Ended December 31, 1993.  Commission File Number 1-8007, and
                     incorporated herein by reference.)

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

     (10)(xi)        Fremont General Corporation Stock Ownership Plan as amended.  (Filed as Exhibit No. (10)(vii) to Annual
                     Report on Form 10-K, for the Fiscal Year Ended December 31, 1990, Commission File Number 1-8007, and
                     incorporated herein by reference.)

     (10)(xii)       Amended and Restated Trust Agreement for Fremont General Corporation Employee Stock Ownership Plan.  (Filed
                     as Exhibit No. (10)(vii) to Annual Report on Form 10-K, for the Fiscal Year Ended December 31, 1990,
                     Commission File Number 1-8007, and incorporated herein by reference.)

     (10)(xiii)      Credit Agreement among Fremont General Corporation, Various Lending Institutions and the Chase Manhattan Bank,
                     N.A., As Agent.  (Filed as Exhibit No. (10)(xiv) to Quarterly Report on Form 10-Q for the period ended
                     September 30, 1994, Commission File Number 1-8007, and incorporated herein by reference.)


     (11)            Statement re: Computation of per share earnings.  (Filed as Exhibit No (11) to Annual Report on Form 10-K for
                     the Fiscal Year Ended December 31, 1994, Commission File Number 1-8007, and incorporated herein by reference.)



     (21)            Subsidiaries of the Company.  (Filed as Exhibit No (21) to Annual Report on Form 10-K for the Fiscal Year
                     Ended December 31, 1994, Commission File Number 1-8007, and incorporated herein by reference.)


     (23)            Consent of Ernst & Young LLP Independent Auditors.


     (28)            Information from reports provided to state insurance regulatory authorities.  (Filed as Exhibit No (28) to
                     Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994, Commission File Number 1-8007, and
                     incorporated herein by reference.)



    (b)     REPORT ON FORM 8-K.  None filed during the quarter ended December
31, 1994.

                          FREMONT GENERAL CORPORATION

                     CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                           ANNUAL REPORT ON FORM 10-K
                                   ----------
                                     INDEX

                                                                                                                Pages
                                                                                                                -----
Report of Independent Auditors                                                                                   40
Consolidated Financial Statements:
    Consolidated Balance Sheets as of December 31, 1995 and 1994                                                 41
    Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993                       42
    Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993                   43
    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993         44
    Notes to Consolidated Financial Statements                                                                   45
Schedules:
      III   -- Condensed Financial Information of Registrant                                                     63
        V   -- Supplementary Insurance Information                                                               66
       VI   -- Reinsurance                                                                                       67
     VIII   -- Valuation and Qualifying Accounts                                                                 68
        X   -- Supplemental Information Concerning Property/Casualty Insurance Operations                        69

All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS





Stockholders and Board of Directors
Fremont General Corporation

We have audited the accompanying consolidated balance sheets of Fremont General Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for
each of the three years in the period ended December 31, 1994.   Our audits
also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fremont General Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes A and F to the consolidated financial statements, the Company made certain accounting changes in 1994 and 1992.




                                                            ERNST & YOUNG LLP

Los Angeles, California
March 10, 1995

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                                    December 31,
                                                                                         ------------------------------
                                                                                             1994             1993
                                                                                         --------------     -----------
                                                                                                (Thousands of dollars)
ASSETS
Securities held to maturity:
  Fixed maturity investments at amortized cost:
      (fair value: 1994 - $199,103; 1993 - $310,566)                                      $  206,416       $  291,262
Securities available for sale:
  Fixed maturity investments, 1994 at fair value and 1993 at amortized cost
      (cost: 1994 - $311,701; fair value: 1993 - $590,968)                                   235,442          566,376
  Non-redeemable preferred stock at fair value
      (cost: 1994 - $213,935; 1993 - $56,891)                                                189,632           56,891
                                                                                         ------------     ------------
          Total securities available for sale                                                425,074          623,267
Loans receivable                                                                           1,440,774          846,443
Short-term investments                                                                       255,751          138,835
Other investments                                                                              1,677            1,925
                                                                                         ------------     ------------
        TOTAL INVESTMENTS AND LOANS                                                        2,329,692        1,901,732

Cash                                                                                          31,058           28,433
Accrued investment income                                                                     13,622           20,137
Premiums receivable and agents' balances                                                      48,556           76,746
Reinsurance recoverable on paid losses                                                         7,204           11,425
Reinsurance recoverable on unpaid losses                                                     136,151          138,737
Deferred policy acquisition costs                                                             59,286           55,228
Costs in excess of net assets acquired                                                        28,776           30,585
Deferred income taxes                                                                         88,426           48,839
Other assets                                                                                  54,806           33,232
Assets held for discontinued operations                                                      269,817          256,089
                                                                                         ------------     ------------
        TOTAL ASSETS                                                                      $3,067,394       $2,601,183
                                                                                         ============     ============

LIABILITIES
Claims and policy liabilities:
    Losses and loss adjustment expenses                                                   $  746,661       $  782,927
    Life insurance benefits and liabilities                                                  172,425          123,066
    Unearned premiums                                                                         47,551           54,724
    Dividends to policyholders                                                                46,067           46,337
                                                                                         ------------     ------------
        TOTAL CLAIMS AND POLICY LIABILITIES                                                1,012,704        1,007,054

Reinsurance premiums payable and funds withheld                                                6,961            8,662
Other liabilities                                                                             68,721           51,539
Thrift deposits                                                                              746,977          412,316
Short-term debt                                                                              176,325           78,087
Long-term debt                                                                               468,390          451,581
Liabilities of discontinued operations                                                       236,303          222,575
                                                                                         ------------     ------------
        TOTAL LIABILITIES                                                                  2,716,381        2,231,814

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share -- Authorized: 1994 and 1993
  30,000,000 shares; issued and outstanding (1994 - 15,388,000 and
  1993 - 15,387,000)                                                                          15,388           15,387
Additional paid-in capital                                                                    80,264           80,217
Retained earnings                                                                            331,713          287,399
Unearned Employee Stock Ownership Plan shares                                                (10,987)         (13,634)
Net unrealized loss on investments, net of deferred taxes                                    (65,365)              --
                                                                                         ------------     ------------
        TOTAL STOCKHOLDERS' EQUITY                                                           351,013          369,369
                                                                                         ------------     ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $3,067,394       $2,601,183
                                                                                         ============     ============

See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                                            Year Ended December 31,
                                                                    ------------------------------------------
                                                                       1994            1993            1992
                                                                    ----------       --------        --------
                                                                  (Thousands of dollars, except per share data)
REVENUES
Premiums earned:
    Property and casualty                                             $433,584       $455,765        $411,956
    Life insurance                                                      14,689         14,268          17,157
Net investment income                                                   76,821         77,198          70,820
Loan interest                                                          113,382         87,244          73,310
Realized investment gains (losses)                                        (315)         2,165          16,208
Other revenue                                                           14,987         14,765           9,242
                                                                      --------       --------        --------
       Total Revenues                                                  653,148        651,405         598,693

EXPENSES
Losses and loss adjustment expenses                                    273,599        319,153         331,203
Life insurance benefits                                                 13,002          8,829          11,909
Policy acquisition costs                                                86,990         82,255          72,812
Provision for loan losses                                               11,980         16,873           9,550
Other operating costs and expenses                                      77,076         70,351          70,302
Dividends to policyholders                                              49,654         45,218          10,576
Interest expense                                                        59,276         44,378          43,760
                                                                      --------       --------        --------
       Total Expenses                                                  571,577        587,057         550,112
                                                                      --------       --------        --------

Income before taxes and cumulative
     effect of accounting change                                        81,571         64,348          48,581
Income tax expense                                                      25,759         21,638          13,381
                                                                      --------       --------        --------

Income before cumulative effect of accounting change                    55,812         42,710          35,200
Cumulative effect of accounting change for income taxes                     --             --          43,509
                                                                      --------       --------        --------
           NET INCOME                                                 $ 55,812       $ 42,710        $ 78,709
                                                                      ========       ========        ========

PER SHARE DATA:
Primary:
    Income before cumulative effect
       of accounting change                                           $   3.57       $   3.06        $   2.83
    Cumulative effect of accounting change                                  --             --            3.50
                                                                      --------       --------        --------
           NET INCOME                                                 $   3.57       $   3.06        $   6.33
                                                                      ========       ========        ========

Fully diluted:
    Income before cumulative effect
       of accounting change                                           $   3.00       $   2.73        $   2.53
    Cumulative effect of accounting change                                  --             --            2.90
                                                                      --------       --------        --------
           NET INCOME                                                 $   3.00       $   2.73        $   5.43
                                                                      ========       ========        ========

See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Year Ended December 31,
                                                                     -----------------------------------------------
                                                                          1994             1993              1992
                                                                     -------------    -------------    -------------
                                                                                 (Thousands of dollars)
OPERATING ACTIVITIES
  Income before cumulative effect of accounting change               $    55,812      $    42,710       $    35,200
  Adjustments to reconcile income before
    cumulative effect of accounting change to
    net cash provided by operating activities:
      Change in premiums receivable and agents' balances
        and reinsurance recoverable on paid losses                        32,411          (10,060)            1,127
      Change in accrued investment income                                  5,349           (6,429)            2,685
      Change in claims and policy liabilities                              8,236           55,844           (26,378)
      Amortization of policy acquisition costs                            86,990           82,255            72,812
      Policy acquisition costs deferred                                  (91,048)         (79,936)          (69,614)
      Provision for deferred income taxes                                 (4,391)            (973)            6,224
      Provision for loan losses                                           11,980           16,873             9,550
      Provision for depreciation and amortization                         15,709           10,512             8,592
      Net amortization on fixed maturity investments                       1,001            1,270              (567)
      Realized investment (gains) losses                                     315           (2,165)          (16,208)
      Change in other assets and liabilities                              (2,338)           1,316            13,136
                                                                     ------------     ------------      ------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                        120,026          111,217            36,559

INVESTING ACTIVITIES
  Securities held to maturity:
    Purchases of securities                                             (206,416)              --                --
    Sales of securities                                                       --            6,354                --
    Securities matured or called                                              --           65,946                --
  Securities available for sale:
    Purchases of securities                                             (975,495)      (1,079,114)       (1,305,799)
    Sales of securities                                                1,302,486          788,946         1,309,824
    Securities matured or called                                          61,752           24,907             5,284
  Increase in short-term and other investments                          (116,668)         (74,691)           (2,129)
  Loans and bulk purchases funded                                       (727,715)        (401,493)         (390,970)
  Receipts from repayments of loans                                      121,404          227,620           211,851
  Purchases of property and equipment                                    (10,402)          (6,557)           (8,427)
                                                                     ------------     ------------      ------------

        NET CASH USED IN INVESTING ACTIVITIES                           (551,054)        (448,082)         (180,366)

FINANCING ACTIVITIES
  Proceeds from short-term debt                                          140,813           29,740            83,284
  Repayments of short-term debt                                          (46,646)        (159,666)          (35,972)
  Proceeds from long-term debt                                            26,000          435,013            25,000
  Repayments of long-term debt                                           (12,500)         (56,790)          (13,829)
  Net increase in thrift deposits                                        334,661           45,141           114,287
  Dividends paid                                                         (11,344)          (9,369)           (7,708)
  Proceeds from sale of Common Stock                                          --           40,803                --
  Stock options exercised                                                     22              251                --
  Purchase of fractional shares                                               --               (8)               --
  Decrease (increase) in unearned Employee Stock
      Ownership Plan shares                                                2,647           (4,475)            2,231
                                                                     ------------     ------------      ------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                        433,653          320,640           167,293
                                                                     ------------     ------------      ------------

Increase (Decrease) in Cash                                                2,625          (16,225)           23,486

  Cash at beginning of year                                               28,433           44,658            21,172
                                                                     ------------     ------------      ------------

Cash at end of year                                                  $    31,058      $    28,433       $    44,658
                                                                     ============     ============      ============

See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                                                          Net
                                                               Additional                 Unearned     Unrealized
                                                    Common      Paid-in      Retained       ESOP      Gain (Loss) on
                                                    Stock       Capital      Earnings      Shares       Investments      Total
                                                    --------   ----------   ----------    ----------   -------------   ---------
                                                                           (Thousands of dollars)
Balance at January 1, 1992                           $ 8,200      $17,891     $184,023      $(11,390)    $     --      $198,724
   Net income for 1992                                    --           --       78,709            --           --        78,709
   Dividends to stockholders                              --           --       (7,954)           --           --        (7,954)
   Amount collected from ESOP                             --           --           --         2,231           --         2,231
                                                    ---------    ---------   ----------    ----------   ----------    ----------

Balance at December 31, 1992                           8,200       17,891      254,778        (9,159)          --       271,710
   Net income for 1993                                    --           --       42,710            --           --        42,710
   Dividends to stockholders                              --           --      (10,089)           --           --       (10,089)
   Conversion of 7 1/4% debentures                     1,201       27,266           --            --           --        28,467
   Issuance of Common Stock                            1,250       39,553           --            --           --        40,803
   Three-for-two stock split                           4,725       (4,725)          --            --           --            --
   Purchase of fractional shares                          --           (8)          --            --           --            (8)
   Stock options exercised                                11          240           --            --           --           251
   Additional loan to ESOP less
     amount collected                                     --           --           --        (4,475)          --        (4,475)
                                                    ---------    ---------   ----------    ----------   ----------    ----------

Balance at December 31, 1993                          15,387       80,217      287,399       (13,634)          --       369,369
   Cumulative effect of change in
     accounting for investments                           --           --           --            --       28,532        28,532
   Net income for 1994                                    --           --       55,812            --           --        55,812
   Dividends to stockholders                              --           --      (11,498)           --           --       (11,498)
   Stock options exercised                                 1           21           --            --           --            22
   ESOP contribution accrual cost
     to market adjustment                                 --           26           --            --           --            26
   ESOP shares allocated less
     additional shares purchased                          --           --           --         2,647           --         2,647
   Net change in unrealized gain (loss)
      on investments, net of deferred taxes               --           --           --            --      (93,897)      (93,897)
                                                    ---------    ---------   ----------    ----------   ----------    ----------

Balance at December 31, 1994                         $15,388      $80,264     $331,713      $(10,987)    $(65,365)     $351,013
                                                    =========    =========   ==========    ==========   ==========    ==========



See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- ACCOUNTING POLICIES

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles which, as to the subsidiary insurance companies, differ from statutory accounting practices prescribed or permitted by regulatory authorities. The significant accounting policies followed by Fremont General Corporation and subsidiaries ("the Company") that materially affect financial reporting are summarized below.

         Consolidation: The consolidated financial statements include the accounts and operations, after intercompany eliminations, of Fremont General Corporation and all subsidiaries. See Note L for the accounting treatment of discontinued operations.

         Investments: Fixed maturity investments represent bonds and redeemable preferred stocks that mature more than one year after the purchase date. Non-redeemable preferred stocks are equity securities, the majority of which include adjustable dividend yield provisions. As of January 1, 1994, the Company adopted the provisions of Financial Accounting Standards Board Statement 115 ("FASB 115"), "Accounting for Certain Investments in Debt and Equity Securities" for investments held as of or acquired after that date.
FASB 115 changed the accounting treatment afforded the Company's fixed maturity and equity investments by segregating these securities into three accounts: held to maturity, available for sale and trading. Accounting for securities held to maturity was unchanged, and these securities are still carried at amortized cost. Available for sale securities are carried at estimated fair value. The Company has no securities classified as "trading". Unrealized gains and losses on available for sale securities (net of applicable deferred taxes) are credited or charged to stockholders' equity. Transfers between categories are severely restricted. Pursuant to FASB 115, the Company re-evaluated its fixed maturity investments at the adoption date and determined that all of these investments should be classified as available for sale. Subsequent to the adoption date, all security purchases have been classified by the Company as either held to maturity or available for sale pursuant to the FASB 115 requirements. In accordance with FASB 115, prior-period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of January 1, 1994 of adopting FASB 115 increased stockholders' equity by $28,532,000 (net of deferred income taxes of $15,364,000) to reflect the net unrealized holding gains on securities previously carried at amortized cost; there was no effect on net income. In the year ended December 31, 1994, those net unrealized holding gains decreased by $93,897,000 to become a net unrealized loss of $65,365,000 (net of deferred income taxes of $35,196,000).

         In October 1994, the FASB issued Statement 119 ("FASB 119"), "Disclosure about Derivative Financial Instruments and Fair Value of Financial
Instruments."   The Company currently holds no derivative financial instruments subject to FASB 119 disclosure requirements.

         Premiums and discounts on investments are amortized to investment income using the interest method over the contractual lives of the investments. Adjustments for other-than-temporary market declines are recorded when determination of loss is probable and is reflected with a write-down of amortized cost to net realizable value. Short-term investments are carried at cost, which approximates their market value. Realized investment gains and losses are included as a component of pretax revenues based on specific identification of the investment sold.

         Loans: Loans are stated net of unearned income and allowance for possible loan losses. The allowance is increased by provisions charged against operations and reduced by loan amounts written off. The allowance is maintained at a level considered adequate to provide for possible credit losses based on management's evaluation of the loan portfolio. In evaluating the adequacy of the allowance, management considers such factors as collateral values, historical loss experience, portfolio composition and trends in various economic conditions.

         Management generally classifies loans as non-accrual when the collection of interest and principal is not assured by the borrower's or guarantor's financial condition and the value of the assets collateralizing the loan. Interest recognition is generally suspended on term loans which are sixty days or more contractually delinquent.


         Loans in process of foreclosure, repossessed assets, and in-substance foreclosures are included in the financial statements at the lower of cost or estimated realizable value (net of estimated costs to sell). Estimated realizable values are based on management's evaluation of numerous factors, including appraisals, sales of comparable assets and estimated market conditions.

         Furniture and Equipment:   Furniture and equipment are included in
other assets and are stated at cost, less accumulated depreciation. Leasehold improvements are amortized over the terms of the lease. Generally, depreciation is computed by the straight-line method over periods ranging from three to ten years.

         Premium Income: Revenues from property and casualty and credit insurance premiums are recognized proportionately over the terms of the related policies. Direct property and casualty premiums earned but not billed at the end of each accounting period are estimated and accrued, and differences between such estimates and final billings are included in current operations. Revenues for universal life and investment-type insurance products consist of policy charges for the cost of insurance, policy initiation, administration and surrender fees. For traditional life insurance contracts, premiums are recognized as revenue when due. Premiums receivable and agents' balances and reinsurance recoverable on paid and unpaid losses include allowances for doubtful accounts of $6,959,000 and $6,991,000 at December 31, 1994 and 1993, respectively.


         Losses and Loss Adjustment Expenses: The estimated liabilities for losses and loss adjustment expenses include the accumulation of estimates for losses and claims reported prior to the balance sheet dates, estimates (based on projections of historical developments) of claims incurred but not reported and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Amounts reported are estimates of the ultimate costs of settlement, net of subrogation and salvage recoveries, which are necessarily subject to the impact of future changes in economic and social conditions. Management believes that, given the inherent variability in any such estimates, the aggregate reserves are within a reasonable and acceptable range of adequacy. Reserves are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are included in current operations.


         Unearned Premiums: Property and casualty insurance unearned premiums are calculated using the monthly pro rata basis.

         Life Insurance Benefits and Liabilities: Policyholder contract liabilities for universal life and investment-type products represent the premiums received plus accumulated interest, less mortality and other administrative charges under the contracts and before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in excess of related policy account balances. Interest credited on such policies ranged from 5% to 6% at December 31, 1994. For traditional life insurance products, the liabilities for future policy benefits have been computed on the net level premium method based on estimated future investment yields, withdrawals, mortality, and other assumptions, including provisions for the risk of adverse deviation from the estimates, which were appropriate at the time the policies were issued or acquired.

         Deferred Policy Acquisition Costs: Commissions, premium taxes and certain sales and underwriting expenses are capitalized and amortized as premiums are earned over the terms of the related property and casualty policies. Anticipated investment income is considered in determining if premium deficiencies exist. The costs of acquiring new and renewal life insurance contracts, principally commissions and certain variable selling expenses which vary with, and are primarily related to, the acquisition of new and renewal insurance contracts have been deferred. These deferred acquisition costs are being amortized over anticipated gross margins for universal life contracts. For traditional contracts, deferred acquisition costs are being amortized over the premium-paying period of the related policies in a manner which will charge each year's operations in direct proportion to the estimated receipt of premium revenue, except for an appropriate provision for adverse deviation from the estimates. Premium revenue estimates are made using the same assumptions as to mortality and withdrawals as are used for computing reserves for future policy benefits.

         Dividends to Policyholders: Dividends to policyholders on workers' compensation insurance contracts are accrued during the period in which the related premiums are earned.

         Thrift Deposits: Thrift deposits consist primarily of investment certificates at the Company's California thrift and loan subsidiary. Such balances are credited with interest at rates ranging from 3.40% to 8.81% at December 31, 1994. The estimated fair value of the thrift deposits was $740,203,000 at December 31, 1994.

         Intangibles: The excess of the costs of acquisitions over net assets acquired (net of accumulated amortization: 1994-$14,357,000; 1993-$12,549,000) is being amortized over various periods ranging primarily from 7 to 25 years, which represents the estimated life of the intangible assets associated with such acquisitions.

         Per Share Data: Primary earnings per share data have been computed based on the weighted average number of common and common equivalent shares outstanding, which were as follows: 1994-15,650,000, 1993-13,963,000 and
1992-12,423,000. The weighted average number of shares computed for 1993 and 1992 were adjusted retroactively for the three-for-two stock split effected June 17, 1993. Stock options granted to certain key members of management are considered common stock equivalents for the computation of primary earnings per share.

         For the computation of fully-diluted earnings per share, stock options (See Note I) and convertible securities (See Note H) had a dilutive effect of $0.57, $0.33 and $0.90 per share for 1994, 1993 and 1992, respectively.
Fully-diluted earnings per share were computed based on 20,021,000, 17,117,000 and 14,990,000 weighted average number of shares outstanding for 1994, 1993 and 1992, respectively.


         Credit Risk:    Financial instruments which potentially subject the
Company to concentrations of credit risk consist principally of temporary cash investments, fixed maturity securities, preferred stocks, mortgage and commercial finance loans and reinsurance recoverables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amounts of credit exposure to any one financial institution. Concentrations of credit risk with respect to investments in fixed maturities, preferred stocks and commercial finance loans are limited due to the large number of such investments and their distribution across many different industries and geographics. Concentration of credit risk with respect to thrift and loan finance receivables is limited due to the large number of borrowers; however, substantially all thrift and loan finance receivables are from borrowers within the state of California. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers. As of December 1994, General Reinsurance Corporation and Employers Insurance of Wausau, a Mutual Company, were the only reinsurers that accounted for more than 10% of total amounts recoverable from all reinsurers on paid and unpaid losses. The remaining reinsurance recoverables were spread over 152 reinsurers.


         Fair Values of Financial Instruments: The Company uses various methods and assumptions in estimating its fair value disclosures for financial instruments. For fixed maturity investments and preferred stocks, fair values are determined from certain valuation services, as well as from quoted market prices. Loans receivable with variable rates, as well as thrift deposits for passbook and money market type accounts, are deemed to be at fair value. The fair values of thrift investment certificates, mortgage loans and other fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for similar accounts or loans to borrowers with similar credit ratings.

         For short-term debt, the carrying amount of the Company's borrowings approximates fair value. The fair value of the Company's long-term debt is based on quoted market prices for securities actively traded. For long-term debt not actively traded, and for bank borrowings, the fair value is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         The carrying amounts and fair values of the Company's financial instruments at December 31, 1994 are summarized in the following table:

                                                                                                Estimated
                                                                      Carrying                     Fair
                                                                       Amount                     Value
                                                                    -----------               ------------
                                                                            (Thousands of dollars)
         ASSETS
         Fixed maturity investments (Note B)                        $  441,858                 $  434,545
         Non-redeemable preferred stock (Note B)                       189,632                    189,632
         Loans receivable (Note C)                                   1,440,774                  1,440,727

         LIABILITIES
         Thrift deposits (Note A)                                      746,977                    740,203
         Short-term debt (Note G)                                      176,325                    176,325
         Long-term debt (Note H)                                       468,390                    443,116


         Insurance related financial instruments, other than those classified as investment contracts, are exempt from fair value disclosure requirements. The carrying amount of reinsurance paid recoverables approximates their fair value as they are expected to be realized within one year.


         New Accounting Standards: During 1993, the FASB issued Statement 114, "Accounting by Creditors for Impairment of a Loan" as amended in October 1994 by Statement 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition" which are effective for fiscal years beginning after December 15, 1994. The Company has not yet adopted these new standards; however, the effect on operations and stockholders' equity is not considered to be significant.


         In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations, including intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

         Reclassifications: Certain 1993 and 1992 amounts have been reclassified to conform to the 1994 presentation.

NOTE B -- INVESTMENTS

         The carrying values and fair values of the fixed maturity investments and non-redeemable preferred stock by major category are summarized in the following table:

                                                                                 Gross            Gross
                                                                Amortized      Unrealized       Unrealized         Fair
                                                                   Cost          Gains            Losses          Value
                                                                ---------      ----------       ----------        -----
                                                                                 (Thousands of dollars)
Held to maturity:
  At December 31, 1994
    United States Treasury securities and obligations
     of other US government agencies and corporations            $ 53,695        $    31         $  2,319        $ 51,407
    Mortgage-backed securities                                    152,721             --            5,025         147,696
                                                                 --------        -------         --------        --------
             Total                                               $206,416        $    31         $  7,344        $199,103
                                                                 ========        =======         ========        ========

Available for sale:
  At December 31, 1994
    United States Treasury securities and obligations
      of other US government agencies and corporations           $ 53,045        $    78         $  7,971        $ 45,152
    Redeemable preferred stock                                      4,249             --              758           3,491
    Mortgage-backed securities                                    189,551             --           58,876         130,675
    Corporate securities
      Banks                                                        24,744             --            4,619          20,125
      Financial                                                    10,000             --            1,775           8,225
      Industrial                                                   30,112             --            2,338          27,774
                                                                 --------        -------         --------        --------
             Total                                                311,701             78           76,337         235,442
    Non-redeemable preferred stock                                213,935             --           24,303         189,632
                                                                 --------        -------         --------        --------
             Total                                               $525,636        $    78         $100,640        $425,074
                                                                 ========        =======         ========        ========

Held to maturity:
  At December 31, 1993
    United States Treasury securities and obligations
      of other US government agencies and corporations           $ 38,320        $ 1,870         $     58        $ 40,132
    Redeemable preferred stock                                     23,959             --              539          23,420
    Corporate securities
      Utilities                                                    90,871          7,504               --          98,375
      Banks                                                        14,030            498              878          13,650
      Financial                                                    39,074          2,748               --          41,822
      Industrial                                                   80,008          8,036               --          88,044
      Other                                                         5,000            123               --           5,123
                                                                 --------        -------         --------        --------
             Total                                               $291,262        $20,779         $  1,475        $310,566
                                                                 ========        =======         ========        ========

Available for sale:
  At December 31, 1993
    Mortgage-backed securities                                   $227,901        $ 6,086         $  2,791        $231,196
    Corporate securities
      Utilities                                                    27,962          2,978            1,625          29,315
      Banks                                                        43,934          2,440              894          45,480
      Financial                                                   103,475          7,637              110         111,002
      Industrial                                                  107,190          5,811               --         113,001
      Foreign                                                      36,901          4,235               --          41,136
      Transportation                                                9,978            735               --          10,713
      Other                                                         9,035             90               --           9,125
                                                                 --------        -------         --------        --------
             Total                                                566,376         30,012            5,420         590,968
    Non-redeemable preferred stock                                 56,891             --               --          56,891
                                                                 --------        -------         --------        --------
             Total                                               $623,267        $30,012         $  5,420        $647,859
                                                                 ========        =======         ========        ========

         The amortized cost and fair value of debt securities at December 31, 1994 by contractual maturity, are summarized in the following table:


                                                                             Amortized                  Fair
                                                                               Cost                     Value
                                                                             ---------                --------
                                                                                  (Thousands of dollars)
Held to maturity:
         Over 10 years                                                       $ 53,695                 $ 51,407
         Mortgage-backed securities                                           152,721                  147,696
                                                                             --------                 --------
                  Totals                                                     $206,416                 $199,103
                                                                             ========                 ========

Available for sale:
         One year or less                                                    $ 15,092                 $ 15,161
         Over 1 year through 5 years                                           69,011                   55,107
         Over 5 years through 10 years                                         34,361                   31,265
         Over 10 years                                                          3,686                    3,234
         Mortgage-backed securities                                           189,551                  130,675
                                                                             --------                 --------
                  Totals                                                     $311,701                 $235,442
                                                                             ========                 ========

         The contractual maturities in the foregoing table may differ from actual maturities because certain borrowers have the right to sell or repay obligations with or without call or prepayment penalties.

         Proceeds from sales of investments in debt securities and related realized gains and losses are summarized in the following table:

                                                       Year Ended December 31,
                                     ---------------------------------------------------------
                                        1994                   1993                    1992
                                     ----------              --------               ----------
                                                       (Thousands of dollars)
Proceeds from sales                  $1,302,486              $795,300               $1,309,824
Gross realized gains                     13,987                14,028                   22,716
Gross realized losses                    14,302                11,863                    6,508

         Investment income by major category of investments is summarized in the following table:

                                                       Year Ended December 31,
                                      ----------------------------------------------------
                                       1994                    1993                 1992
                                      -------                 -------              -------
                                                       (Thousands of dollars)
Fixed maturities                      $48,677                 $71,476              $66,249
Non-redeemable preferred stock         19,407                     238                    0
Short-term                              9,520                   5,701                5,491
Other                                     206                     255                  208
                                      -------                 -------              -------
                                       77,810                  77,670               71,948
Investment expenses                       989                     472                1,128
                                      -------                 -------              -------
         Net Investment Income        $76,821                 $77,198              $70,820
                                      =======                 =======              =======

         The Company relies on external rating agencies to establish quality ratings for its investments. The Company does not invest in non-investment grade bonds, but may hold investments that are subsequently downgraded to non-investment grade. As of December 31, 1994, all investments held by the Company are current as to principal and interest, with no investment in default and no investment exceeding 10% of stockholders' equity. Using Standard and Poor's, Moody's and Fitch's rating services, the quality mix of the Company's fixed maturity investment portfolio at December 31, 1994 is summarized in the following table:

         AAA (including US government obligations)                   55%
         AA                                                           1
         A                                                           29
         BBB                                                         14
         BB                                                           1
                                                                    ---
                                                                    100%
                                                                    ===


         The par value of fixed maturity investments and cash totaling $831,827,000 at December 31, 1994 were on deposit with regulatory authorities in compliance with legal requirements related to the insurance operations.

NOTE C -- LOANS RECEIVABLE

         Loans receivable consist of commercial finance, commercial and residential real estate loans, and insurance premium notes receivable. Commercial finance loans are asset-based loans that are secured by the borrowers' eligible trade accounts receivable, inventories and equipment. Commercial and residential real estate loans are secured by real property. Insurance premium notes receivable are collateralized by security interests in return premiums.

         Commercial finance loans are stated at the unpaid balance of cash advanced net of allowance for possible loan losses of $12,464,000 and $11,719,000 at December 31, 1994 and 1993, respectively. The amount of cash advanced under these loans is based on stated percentages of the borrowers' eligible collateral. The majority of the loans are callable within 30 days at the option of the Company. Interest on the commercial loans is computed on the basis of daily outstanding balances times the contractual interest rate and is reported as earned income on the accrual method. Total loan balances on which income recognition has been suspended were $380,000 and $4,252,000 at December 31, 1994 and 1993, respectively.

         Commercial finance loans are shown net of participation by other financial institutions of $9,764,000 at December 31, 1994 and $3,572,000 at December 31, 1993. The participation agreements are generally made for a fixed percentage of the commercial loan balance and are made without recourse to the Company.

         The Company's thrift and loan subsidiary generates primarily real estate loans. Commercial and residential real estate loans have terms ranging from one to thirty years. Finance charges are recognized as revenue over the life of the loan or contract using the interest method. Loan origination fees and the related costs are deferred and amortized over the life of the loan using the interest method. The loans are net of allowance for possible loan losses of $14,391,000 and $12,130,000 at December 31, 1994, and 1993,
respectively. Included in loans receivable are real estate loans which have been placed on non-accrual status totaling $21,454,000 and $12,765,000 at December 31, 1994 and 1993, respectively. Real estate acquired in foreclosure, which is classified under other assets, totaled $17.5 million at December 31, 1994 and is recorded at the lower of the carrying value of the loan or the estimated fair value less disposal costs.

         Insurance premium notes receivable mature within one year and are net of allowances for possible loan losses of $551,000 and $1,373,000 at December 31, 1994 and 1993, respectively. Interest income on these notes is recognized using the rule- of-seventy-eight method which results in approximately level interest rate yield over the life of the notes.

         Activity in the allowance for possible loan losses is summarized in the following table:

                                                                                    Year Ended December 31,
                                                                    -----------------------------------------------------
                                                                      1994                   1993                  1992
                                                                    --------               --------              --------
                                                                                    (Thousands of dollars)
Balance, beginning of year                                          $ 25,222               $ 22,819               $15,907
Provision for loan losses                                             11,980                 16,873                 9,550
Recoveries                                                               853                  1,096                   475
Charge-offs                                                          (14,254)               (15,566)               (6,026)
Reserves established with portfolio acquisitions                       3,605                      0                 2,913
                                                                    --------               --------               -------
Balance, end of year                                                $ 27,406               $ 25,222               $22,819
                                                                    ========               ========               =======

         The carrying amounts at December 31, 1994 and 1993 and estimated fair values at December 31, 1994 of loans receivable are summarized in the following table:

                                                                           1994                                    1993
                                                           ---------------------------------------              ----------
                                                            Carrying                    Estimated                 Carrying
                                                             Amount                     Fair Value                 Amount
                                                           -----------                  ----------              ----------
                                                                                  (Thousands of dollars)
Commercial finance loans                                    $  472,193                 $  472,193                $387,325
Real estate loans                                              969,921                    968,561                 401,710
Other loans                                                     67,809                     69,122                  86,445
                                                            ----------                 ----------                --------
                                                             1,509,923                  1,509,876                 875,480
Purchase discount and deferred fees                            (41,743)                   (41,743)                 (3,815)
Allowance for possible  loan losses                            (27,406)                   (27,406)                (25,222)
                                                            ----------                 ----------                --------
Loans receivable                                            $1,440,774                 $1,440,727                $846,443
                                                            ==========                 ==========                ========

NOTE D - CLAIM LIABILITIES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

         The following table provides a reconciliation of the beginning and ending reserve balances for the Company's claim liabilities for losses and loss adjustment expenses ("LAE") on a net-of-reinsurance basis, for 1994 and 1993, to the gross amounts reported in the Company's balance sheet; the 1992 reconciliation is presented on a net-of-reinsurance basis only.


                                                                                      Year Ended December 31,
                                                                     ------------------------------------------------------------
                                                                        1994                    1993                     1992
                                                                     -----------              ----------               ----------
                                                                                      (Thousands of dollars)
Reserves for losses and LAE,  net of reinsurance
         recoverable, at beginning of year                            $ 644,190               $ 633,394                $ 627,103
Incurred losses and LAE:
         Provision for insured events of the current year,
           net of reinsurance                                           290,833                 323,279                  290,199
         Increase (decrease) in provision for insured events
         of prior years, net of reinsurance                             (17,234)                 (4,126)                  41,004
                                                                      ---------               ---------                ---------
                  Total incurred losses and LAE                         273,599                 319,153                  331,203
Payments:
         Losses and LAE, net of reinsurance,
           attributable to insured events of:
                Current year                                            (70,505)                (67,805)                 (67,321)
                Prior years                                            (236,774)               (240,552)                (257,591)
                                                                      ---------               ---------                ---------
                  Total payments                                       (307,279)               (308,357)                (324,912)
                                                                      ---------               ---------                ---------
Reserves for losses and LAE, net of reinsurance
           recoverable, at end of year                                  610,510                 644,190                $ 633,394
                                                                                                                       =========
Reinsurance recoverable for
           losses and LAE, at end of year                               136,151                 138,737
                                                                      ---------               ---------
Reserves for losses and LAE, gross of
           reinsurance recoverable, at end of year                    $ 746,661               $ 782,927
                                                                      =========               =========

         The foregoing reconciliation shows that a $17 million redundancy in the December 31, 1993 reserve emerged in 1994. This redundancy resulted primarily from lower than previously estimated claim frequency and severity on workers' compensation claims incurred in 1993 and prior years. In addition, the foregoing table shows that a $41 million deficiency in the December 31, 1991 reserve emerged in 1992. This deficiency resulted primarily from unexpected increases in workers' compensation claim frequency and severity for claims incurred in 1991 and 1990.

NOTE E -- REINSURANCE

         In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.

         Reinsurance contracts do not relieve the Company from its obligations to policyholders. The failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition and economic characteristics of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

The effect of ceded reinsurance on property and casualty premiums are summarized in the following table:

                                                                        Year Ended December 31,
                                              ------------------------------------------------------------------------------
                                                       1994                        1993                        1992
                                              ----------------------      ----------------------      ----------------------
                                              Written        Earned       Written        Earned       Written        Earned
                                              --------      --------      --------      --------      --------      --------
                                                                          (Thousands of dollars)
Direct                                        $431,500      $438,482      $460,164      $459,293      $420,724      $417,776
Assumed                                          4,264         4,224         3,109         3,916         3,769         4,437
Ceded                                            9,332         9,122         7,606         7,444        10,275        10,257
                                              --------      --------      --------      --------      --------      --------
    Net property and casualty premiums        $426,432      $433,584      $455,667      $455,765      $414,218      $411,956
                                              ========      ========      ========      ========      ========      ========

         The effect of ceded reinsurance on losses and loss adjustment expenses was an (increase) decrease in expenses of $7,456,000, $(12,427,000), and $14,468,000 for the three years ended December 31, 1994, 1993 and 1992, respectively.

         The effect of reinsurance on life insurance premiums and life insurance benefits was not significant.

NOTE F -- INCOME TAXES

         The major components of income tax expense (benefit) are summarized in the following table:

                                                                         Year Ended December 31,
                                                                   -----------------------------------
                                                                    1994          1993          1992
                                                                   -------       -------       -------
                                                                          (Thousands of dollars)
         Federal income tax
                  Current                                          $30,132       $20,460        $7,135
                  Deferred                                          (4,391)         (973)        6,224
                                                                   -------       -------       -------
                                                                    25,741        19,487        13,359
         State income tax                                               18         2,151            22
                                                                   -------       -------       -------
                       Total income tax provision                  $25,759       $21,638       $13,381
                                                                   =======       =======       =======

         The Company adopted the provisions of FASB Statement 109, "Accounting
for Income Taxes" in its financial statements as of January 1, 1992.   The
cumulative effect of adopting FASB 109 was to increase 1992 earnings by $43,509,000 ($3.50 per share) which is reported separately in the Company's 1992 consolidated statement of income.

         A reconciliation of the effective tax rates in the consolidated statements of income and the prevailing federal income tax rate of 35% (34% in 1992) is summarized in the following table:

                                                                                         Year Ended December 31,
                                                                              ---------------------------------------------
                                                                               1994                1993               1992
                                                                              -------            -------            -------
                                                                                           (Thousands of dollars)
Federal income tax at 35% (34% in 1992)                                       $28,550            $21,769            $16,518
Effects of:
         Dividends received deduction                                          (3,865)              (229)                --
         Dividends in Employee Stock Ownership Plan shares                       (455)              (402)              (340)
         Amortization of costs in excess of net assets acquired                   366                511                636
         Change in tax rate                                                        --             (1,408)                --
         Reduction in prior years' tax liabilities                                 --                 --             (2,123)
         Life insurance proceeds                                                   --                 --               (347)
         Other                                                                  1,145               (754)              (985)
                                                                              -------            -------            -------
           Federal Income Tax Provision                                       $25,741            $19,487            $13,359
                                                                              =======            =======            =======



         In 1992, the Company reversed $2,123,000 of a previously accrued amount as a result of the favorable resolution of certain tax matters.

         Details of the deferred tax expense (benefit) are summarized in the following table:

                                                                                        Year Ended December 31,
                                                                              ---------------------------------------------
                                                                               1994                1993               1992
                                                                              -------            -------            -------
                                                                                           (Thousands of dollars)
Earned but unbilled premiums                                                  $(3,363)           $     0            $     0
Deferred policy acquisition costs                                               2,008             (1,568)            (1,307)
Provisions for loan losses and other doubtful accounts                         (1,984)               (50)            (3,399)
Life insurance benefits and liabilities                                        (1,669)               (83)             1,624
Retrospective premium payable                                                   1,228             (1,604)             1,037
Unearned premiums                                                                (811)              (235)              (939)
Discount on loss reserves                                                         703              1,460                644
Dividends to policyholders                                                         60             (2,508)             6,902
Deferred income                                                                    --              1,454             (1,329)
Salvage and subrogation                                                            --              1,268                791
Effect of change in tax rate                                                       --             (1,408)                --
Other                                                                            (563)             2,301              2,200
                                                                              -------            -------            -------
         Deferred Tax Expense (Benefit)                                       $(4,391)           $  (973)           $ 6,224
                                                                              =======            =======            =======


         Net payments made (refunds received) for federal and state income taxes were $18,471,000, $9,000,000, and $(2,441,000) for 1994, 1993 and 1992,
respectively.

         The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

          The components of the Company's deferred tax assets as of December 31, 1994 and 1993 are summarized in the following table:

                                                                                                   December 31,
                                                                                        --------------------------------
                                                                                           1994                   1993
                                                                                        --------                --------
                                                                                             (Thousands of dollars)
Discount on loss reserves                                                               $ 35,656                $ 36,359
Net unrealized loss on investments                                                        35,196                       -
Dividends to policyholders                                                                16,088                  16,148
Allowance for possible loan losses and other doubtful accounts                            10,739                   8,755
Life insurance benefits and liabilities                                                    6,570                   4,901
Unearned premiums                                                                          3,538                   2,710
Other, net                                                                                 2,994                   4,025
                                                                                        --------                --------
        Deferred Income Tax Asset Amounts                                                110,781                  72,898

Deferred policy acquisition costs                                                        (19,731)                (17,723)
Excess intangibles amortization                                                           (2,624)                 (2,973)
Earned but unbilled premiums                                                                   -                  (3,363)
                                                                                        --------                --------
         Deferred Income Tax Liability Amounts                                           (22,355)                (24,059)
                                                                                        --------                --------
             Net Deferred Income Tax Asset                                              $ 88,426                $ 48,839
                                                                                        ========                ========

         The Company's principal deferred tax assets arise due to the discounting of loss reserves, which delays a portion of the loss reserve deduction for income tax purposes, the accrual of dividends to policyholders, and the provision for doubtful loan accounts. The effect of discounting the loss reserves for tax purposes is to effectively tax the future investment income stream associated with holding the investments necessary to support the reserves. Future investment income, irrespective of other operating income, should be sufficient to allow the future loss reserve deduction (i.e., the accretion of the discount for income tax purposes) to be utilized. With respect to the accrual of policyholders' dividends, the future periods will permit the recognition of the tax benefits associated with these accruals as the amounts are linked to future taxable income arising from existing policyholders of the Company.

         Also included in the 1994 deferred tax assets are $35,196,000 in deferred tax benefits relating to the net unrealized losses on the Company's available-for-sale investment portfolio (see Note A). These net unrealized losses, net of deferred taxes, are recorded as a charge to stockholders' equity pursuant to the adoption of FASB 115 in 1994.

         In the Company's opinion, the deferred tax assets will be fully realized and no valuation allowance is necessary because the Company has the ability to generate sufficient future taxable income in both the insurance and financial services segments to realize the tax benefits. Further, with respect the net unrealized loss on investments, the Company has the ability to hold such securities for an indefinite period and therefore no significant realized losses are expected.

NOTE G -- SHORT-TERM DEBT

         Short-term debt is summarized in the following table:

                                                                                              December 31,
                                                                                  --------------------------------
                                                                                     1994                   1993
                                                                                  ---------               --------
                                                                                       (Thousands of dollars)
Bank lines of credit by a subsidiary of the Company
         (weighted average interest rate, 1994-6.91%; 1993-4.725%)                 $157,000                $50,000
Commercial paper issued by a subsidiary, maturity dates
         through September 25, 1995 (weighted average interest rate,
         1994-6.68%; 1993-5.45%)                                                     17,754                 12,314
Financing arrangement with a special purpose funding corporation
         (expired in December 1994) which provided financing up to
         $30,000,000, collateralized by security interest in certain loans
         receivable (interest based on commercial paper rates, 1993-3.20%)               --                 15,773
Current portion of long-term  debt                                                    1,571                     --
                                                                                   --------                -------
                                                                                   $176,325                $78,087
                                                                                   ========                =======

         The commercial finance subsidiary of the Company has a $180,000,000 line of credit that expires August 31, 1995, renewable annually. Interest is based on the banks' prime lending rate or, at the subsidiary's option, certificate of deposit rate plus .875% or LIBOR plus .875%. Commitment fees of
 .30% per annum are charged on the unused portion of the line of credit.  The
balance outstanding at December 31, 1994 was $156,000,000.   This subsidiary
also has a $12,000,000 line of credit with a bank that expires September 30, 1995. Interest is based on the bank's prime lending rate. At December 31, 1994, the balance outstanding was $1,000,000 with a weighted average interest rate of 8.50%.

NOTE H -- LONG-TERM DEBT

         Long-term debt is summarized in the following table:

                                                                                                  December 31,
                                                                                         ------------------------------
                                                                                           1994                  1993
                                                                                         --------              --------
                                                                                            (Thousands of dollars)
Fremont General Corporation
         Liquid Yield Option Notes due 2013, less discount
         (1994-$229,810; 1993-$237,190)                                                  $143,940              $136,560
         Revolving Credit Facility, expiring 1997                                          15,000                    --
         Note Payable due 2001                                                             11,000                    --
Subsidiaries:
         Variable Rate Asset Backed Certificates                                          300,000               300,000
         Term Bank Loan due 1997, interest rate at year end, 4.50%                             --                15,000
         Other Notes Payable, interest rate at year end, 7.25%                                 21                    21
                                                                                         --------              --------
                                                                                          469,961               451,581
         Less current portion                                                               1,571                    --
                                                                                         --------              --------
                                                                                         $468,390              $451,581
                                                                                         ========              ========

         In August 1994, the Company completed an agreement on a $150,000,000 Revolving Credit Facility with several banks. Interest is based on, at the Company's option, the higher of the Federal Funds rate plus 1/2% or the banks' prime lending rate plus an applicable margin, Eurodollar rates plus an applicable margin or by competitive bids by the banks. All applicable margins are based on the Company's credit rating. The rate at December 31, 1994 on the outstanding balance of $15,000,000 was 6.575%. A facility fee ranging from
 .25% to .45%, dependent on the Company's credit rating, is charged on the total facility. The facility fee rate during 1994 was .30%. The stock of a subsidiary insurance holding company has been pledged as collateral for this loan.

         During July 1994, the Fremont General Employee Stock Ownership Plan ("ESOP") borrowed $11,000,000 (see Note J) from a bank due in seven equal annual installments commencing on April 1, 1995. The Note Payable due 2001 is secured by certain shares of the ESOP and the interest and principal payments are guaranteed by the Company. Interest is based on, at the Company's option, the bank's prime lending rate, LIBOR plus 1% or an applicable certificate of deposit rate. The rate at December 31, 1994 was 6.563%.

         In October 1993 the Company sold in a public offering an aggregate $373,750,000 principal amount at maturity of Liquid Yield Option Notes due October 12, 2013 (Zero Coupon-Subordinated) (the "LYONs") at an issue price of $372.42 for a total net proceeds to the Company of approximately $135,000,000. The yield to maturity is 5% with no periodic payments of interest. The LYONs are convertible into the Company's Common Stock at a price of $31.86 per share and are non-callable for 5 years.

         On October 25, 1993, the Company called for redemption all of its 7-1/4% Convertible Subordinated Debentures due 2011. Of the $57,521,000 then outstanding, $28,487,000 was redeemed at the option of the holders, and $29,034,000 was converted into 1,201,202 shares of the Company's Common Stock. Also during 1993 the Company retired the remaining outstanding 11-1/4% Senior Subordinated Debentures due 1995 and the 9-1/4% Senior Note due 1997.

         The Variable Rate Asset Backed Certificates reflect the sale of securities pursuant to the asset securitization program established in April 1993 by a subsidiary of the Company. The proceeds to the Company from the sale of the initial series of securities under this program in April 1993 were $200 million bearing interest at the rate of LIBOR plus 0.47%. In November, 1993, this subsidiary sold an additional $100 million principal amount of these securities bearing interest at the rate of LIBOR plus 0.5%. The securities issued in this program have a scheduled maturity of three to four years but could mature earlier depending on fluctuations in outstanding balances of loans in the portfolio and other factors.

         On August 11, 1994 the Company retired the remaining balance of the Term Bank Loan due 1997. During 1993, the Company prepaid one year's required principal payments. At the option of the Company, interest on the loan was based on Eurodollar rates plus 1%, or the higher of the bank's prime lending rate or Federal Funds rate plus 1/2%. The stock of a subsidiary insurance holding company had been pledged as collateral for this loan.

         The carrying amounts and the estimated fair values of long-term borrowings at December 31, 1994 are summarized in the following table:

                                                                    Carrying             Estimated
                                                                     Amount             Fair Value
                                                                    --------            ----------
                                                                        (Thousands of dollars)
LYONs                                                               $143,940              $118,666
Variable Rate Asset Backed Certificates                              300,000               300,000
Revolving Credit Facility, expiring 1997                              15,000                15,000
Note Payable due 2001                                                 11,000                11,000
Other Notes Payable                                                       21                    21
                                                                    --------              --------
         Total Long-Term Borrowings                                 $469,961              $444,687
                                                                    ========              ========

         The aggregate amount of maturities on long-term debt and sinking fund requirements are summarized in the following table (thousands of dollars):


                               1995                                 $  1,571
                               1996                                  201,593
                               1997                                  116,572
                               1998                                    1,571
                               1999                                    1,571
                           Thereafter                                147,083
                                                                    --------
                                                                    $469,961
                                                                    ========

         Total interest payments on all debt were $49,294,000, $37,433,000, and $36,847,000 in 1994, 1993 and 1992, respectively.

NOTE I -- STOCKHOLDERS' EQUITY AND RESTRICTIONS

         At the Company's May 13, 1993 Annual Meeting, the stockholders approved a three-for-two split of the Company's Common Stock. The stock split was distributed on June 17, 1993 to stockholders of record on June 4, 1993.

         In 1993 the Company sold 1,875,000 shares of Common Stock in a public offering. Net proceeds to the Company were $41 million.

         The Company is authorized to issue up to 2,000,000 shares of $.01 par value Preferred Stock; however none has been issued to date.

         Consolidated stockholders' equity is restricted by the provisions of certain long-term debt agreements. At December 31, 1994, the most restrictive loan covenants require the Company to maintain total stockholders' equity before FASB 115 adjustments of at least $350,000,000.

         The Company has adopted a stock option plan for the benefit of certain key members of management. Under the plan, up to 1,125,000 shares are allocable to participants. Options are granted at exercise prices not less than the fair value of the stock on the date of grant. Grantees vest at the rate of 25% per year beginning on the first anniversary of the grant. The stock option activity is summarized in the following table:

                                                            Number of
                                                             shares                       Option Prices
                                                            ---------                ----------------------
         Outstanding at January 1, 1992                       577,794                 $8.33    -     $16.67
                  Granted                                     172,500                 14.67    -      17.83
                                                            ---------
         Outstanding at December 31, 1992                     750,294                  8.33    -      17.83
                  Granted                                     137,650                 22.17    -      24.75
                  Exercised                                   (10,401)                 8.33    -      16.67
                  Forfeited                                    (8,687)                 8.33    -      16.67
                                                            ---------
         Outstanding at December 31, 1993                     868,856                  8.33    -      24.75
                  Granted                                     222,750                 23.63    -      24.13
                  Exercised                                      (937)                                14.67
                                                            ---------
         Outstanding at December 31, 1994                   1,090,669                  8.33    -      24.75
                                                            =========


                 The portion of the consolidated stockholders' equity represented by the Company's investment in its insurance subsidiaries and its thrift and loan subsidiary is subject to various laws and regulations, whereby amounts available for payment of dividends are restricted. Retained earnings and additional paid-in capital of the property and casualty companies currently available for dividend distribution is $23,529,000. No dividends are currently available from the thrift and loan subsidiary.

         Net income and stockholders' equity of domestic insurance subsidiaries, as filed with regulatory authorities on the basis of statutory accounting practices, are summarized in the following table:

                                                               1994                    1993                   1992
                                                              -------                 -------                -------
                                                                              (Thousands of dollars)
Statutory net income for the year                            $ 48,220                $ 56,366               $ 33,943
Statutory stockholder's equity at year end                    250,633                 234,604                174,333

NOTE J -- EMPLOYEE BENEFIT PLANS

         The Company sponsors a 401(k) Plan and a leveraged Employee Stock Ownership Plan ("ESOP"), both of which cover substantially all employees with at least one year of service. Contribution expense for these plans amounted to $8,464,000, $5,947,000, and $5,255,000 for 1994, 1993 and 1992, respectively, of which $5,961,000, $4,227,000 and $3,129,000 related to the ESOP.  Cash contributions to the ESOP, which relate to 1994, 1993 and 1992, were $4,375,000, $4,147,000 and $2,525,000, respectively. The contributions, which are generally discretionary, are based on total compensation of the participants.

         From 1990 to 1994, the ESOP purchased 1,760,000 shares of the Company's Common Stock with funds provided by the Company in return for a note maturing in 2000 and bearing interest at 8%. In July 1994 the ESOP borrowed $11 million from a bank under a term loan due 2001 (See Note H). Proceeds from the loan were used to repay the note with the Company. The principal of the bank loan has been recorded as a liability of the Company. Shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. The annual contributions made by the Company to the ESOP are used to repay the loan. As the debt is repaid, shares are released from collateral and are allocated to participants based on total compensation. Dividends received by the ESOP on its investment in the Company's Common Stock, amounting to $545,000, $645,000 and $602,000 in 1994, 1993 and 1992, respectively, were additionally used to service these loans. Interest expense under the term loan due 2001 was $34,000 for the year ended December 31, 1994.

         In November 1993, the American Institute of Certified Public Accountants issued Statement of Position 93-6 ("SOP 93-6"), "Employers'
Accounting for Employee Stock Ownership Plans."   SOP 93-6, which supersedes
SOP 76-3, is effective for fiscal years beginning after December 15, 1993. Under the provisions of SOP 93-6, compensation expense is recorded based on the market price of the shares as they are released from the unearned ESOP shares account. The provisions of SOP 93-6 have been applied prospectively for all unearned shares acquired by the ESOP after December 31, 1992. Unearned shares acquired prior to December 31, 1992 continue to be accounted for in accordance with the historical cost approach of SOP 76-3. Substantially all of the unearned ESOP shares held as of December 31, 1994 were acquired prior to December 31, 1992.

         All shares held by the ESOP are considered outstanding for earnings per share purposes. Of the 1,764,000 shares of Company stock owned by the plan at December 31, 1994, 1,033,000 shares are allocated to participants and 731,000 shares are not allocated to participants.

NOTE K -- COMMITMENTS AND CONTINGENCIES

         The Company has outstanding $586,000 of open letters of credit, which were issued for the benefit of reinsurance companies.

         The Company is a defendant in various legal actions arising from the normal conduct of business. Management believes that none of the actions will result in any liabilities materially in excess of the provisions that have been made.

         In November 1988, California voters approved Proposition 103, requiring, in part, a one-year 20% rate rollback for substantially all property and casualty insurance, except workers' compensation and reinsurance. As such, only the Company's medical malpractice insurance is subject to the provisions of Proposition 103. Proposition 103 mandated that with respect to rates charged for policies issued or renewed on or after November 8, 1989, all rates for classes of insurance subject to Proposition 103 must be approved by the Department of Insurance prior to use. The prior approval of the California Insurance Commissioner must also be obtained with respect to any proposed
increase or decrease in the rates charged by an insurer.   The Company believes
that any amounts ultimately paid, if any, will not have a material effect on its financial position or results of operations.

         In August, 1992, an insurance subsidiary of the Company outsourced its data processing operation to Electronic Data Systems. Under terms of the contract, this subsidiary will pay a minimum $7,500,000 per year for a period of ten years.

         Total rental expense for 1994, 1993 and 1992, was $9,115,000, $8,926,000, and $9,705,000, respectively. The Company leases office facilities and certain equipment under non-cancelable operating leases, the terms of which range from one to ten years. Certain leases provide for an increase in the basic rental to compensate the lessor for increases in operating and maintenance costs. The leases also provide renewal options.


         Under present leases, rental commitments are summarized in the following table (thousands of dollars):

                      1995                                $11,657
                      1996                                 11,439
                      1997                                 10,837
                      1998                                  9,572
                      1999                                  8,494
                 Thereafter                                 8,231
                                                          -------
                                                          $60,230
                                                          =======

NOTE L -- DISCONTINUED OPERATIONS

         The Company discontinued all of its assumed reinsurance operations during the period 1986 to 1991. These operations consisted of facultative and treaty reinsurance covering primary and excess property and casualty insurance coverages. All discontinued insurance operations are accounted for using the liquidation basis of accounting whereby all future cash inflows and outflows are considered in determining whether dedicated assets are sufficient to meet all future obligations.

         The Company estimates that the assets (primarily cash and investment securities) supporting these operations and all future cash inflows will be adequate to fund future obligations. The investment securities have carrying values of $247,446,000 (market value of $188,039,000) and $203,518,000 (market value of $201,993,000) at December 31, 1994 and 1993, respectively. The average remaining maturity of the fixed income portfolio was 5.78 years at December 31, 1994 and 3.79 years at December 31, 1993. However, should those assets ultimately prove to be insufficient, the Company believes that its property and casualty subsidiaries would be able to provide whatever additional funds might be needed to complete the liquidation without having a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE M -- OPERATIONS BY INDUSTRY SEGMENT

         The following data for the years ended December 31, 1994, 1993 and 1992 provide certain information necessary for industry segment disclosure.

                                                                              Year Ended December 31,
                                                            -----------------------------------------------------------
                                                               1994                   1993                      1992
                                                            ----------             ----------                ----------
                                                                              (Thousands of dollars)
REVENUES
Workers' compensation                                       $  458,461             $  489,126                $  450,809
Medical malpractice                                             33,035                 29,239                    33,337
Property and casualty corporate and other                        4,216                  4,760                     4,915
                                                            ----------             ----------                ----------
         Total property and casualty                           495,712                523,125                   489,061
Financial services                                             154,398                125,732                   106,990
Corporate                                                        3,038                  2,548                     2,642
                                                            ----------             ----------                ----------
                                                            $  653,148             $  651,405                $  598,693
                                                            ==========             ==========                ==========

INCOME (LOSS) BEFORE INCOME TAXES
Workers' compensation                                       $   62,199             $   49,775                $   41,799
Medical malpractice                                              6,583                 10,215                    11,522
Property and casualty corporate and other                       (7,517)                (7,898)                   (8,134)
                                                            ----------             ----------                ----------
         Total property and casualty                            61,265                 52,092                    45,187
Financial services                                              28,014                 21,456                    14,878
Corporate                                                       (7,708)                (9,200)                  (11,484)
                                                            ----------             ----------                ----------
                                                            $   81,571             $   64,348                $   48,581
                                                            ==========             ==========                ==========


AMORTIZATION AND DEPRECIATION EXPENSE
Workers' compensation                                       $    4,808             $    5,051                $    2,712
Medical malpractice                                                377                    517                     2,243
Property and casualty corporate and other                           --                     --                        --
                                                            ----------             ----------                ----------
         Total property and casualty                             5,185                  5,568                     4,955
Financial services                                               2,442                  1,962                     1,825
Corporate                                                        8,082                  2,982                     1,812
                                                            ----------             ----------                ----------
                                                            $   15,709             $   10,512                $    8,592
                                                            ==========             ==========                ==========

CAPITAL EXPENDITURES
Property and casualty*                                      $    5,642             $    3,362                $    6,553
Financial services                                               4,107                  2,982                     1,646
Corporate                                                          653                    213                       228
                                                            ----------             ----------                ----------
                                                            $   10,402             $    6,557                $    8,427
                                                            ==========             ==========                ==========



                                                                                  December 31,
                                                            -----------------------------------------------------------
                                                               1994                   1993                      1992
                                                            ----------             ----------                ----------
                                                                             (Thousands of dollars)
IDENTIFIABLE ASSETS
Property and casualty *                                     $1,096,781             $1,139,899                $  920,197
Financial services                                           1,678,039              1,119,534                   842,759
Corporate                                                       22,757                 85,661                    19,288
                                                            ----------             ----------                ----------
                                                            $2,797,577             $2,345,094                $1,782,244
                                                            ==========             ==========                ==========

-----------
* It is not practicable to allocate asset amounts among lines of business within the property and casualty insurance segment. Assets held for discontinued operations are excluded from the above table.

NOTE N -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                              Three Month Periods Ended
                                                    -------------------------------------------------------------------------------
                                                    March 31,               June 30,             September 30,         December 31,
                                                    ---------               --------             -------------         ------------
                                                                    (Thousands of dollars, except per share data)
1994
Revenues                                             $156,058               $157,992                $173,749               $165,349
Net Income                                             13,487                 14,077                  14,095                 14,153
Net income per share                                     0.86                   0.90                    0.90                   0.91

1993
Revenues                                             $151,505               $169,285                $167,143               $163,472
Net Income                                              9,227                 10,129                  11,404                 11,950
Net income per share                                     0.73                   0.77                    0.78                   0.81

NOTE O -- SUBSEQUENT EVENT

         On February 22, 1995 the Company, through its subsidiary Fremont Compensation Insurance Company, completed the acquisition of 100% of the outstanding common stock of Casualty Insurance Company ("Casualty") from the Buckeye Union Insurance Company of Columbus, Ohio ("Buckeye"). Buckeye is a subsidiary of The Continental Corporation, a publicly held underwriter of property and casualty insurance. The purchase price paid by the Company was $250 million, comprised of $225 million in cash and $25 million in a note payable to Buckeye.

         Casualty, based in Chicago, Illinois, and its California-based subsidiary, Workers' Compensation and Indemnity Company, underwrites workers' compensation primarily in Illinois and California. Casualty is currently a leader in the Illinois workers' compensation market and is licensed in six states.

                  FREMONT GENERAL CORPORATION (PARENT COMPANY)

        SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                     ASSETS

                                                                                               December 31,
                                                                                         1994               1993
                                                                                       --------           --------
                                                                                          (Thousands of dollars)
Cash                                                                                   $    794            $    775
Notes receivable from subsidiaries*                                                      91,403              38,252
Investment in subsidiaries*                                                             413,529             394,342
Short-term investments                                                                    7,405              15,332
Non-redeemable preferred stocks                                                              --              56,891
Excess of cost of acquisition of subsidiaries over net
  assets acquired                                                                         8,204               8,494
Other receivables from subsidiaries*                                                      3,330               3,268
Deferred income taxes                                                                    88,426              48,839
Other assets                                                                              5,709               4,663
                                                                                       --------            --------
     TOTAL ASSETS                                                                      $618,800            $570,856
                                                                                       ========            ========

                                                       LIABILITIES

Accrued expenses and other liabilities                                                 $ 18,818            $ 11,685
Amounts due to subsidiaries*                                                             73,267              37,907
Amounts due to run-off subsidiaries*                                                      5,762              15,335
Current portion of long-term debt                                                         1,571                  --
Long-term debt                                                                          168,369             136,560
                                                                                       --------            --------
     TOTAL LIABILITIES                                                                  267,787             201,487

Commitments and contingencies

                                                    STOCKHOLDERS' EQUITY

Preferred Stock, par value $.01-authorized
  2,000,000 shares; none issued
Common Stock, par value $1 per share--Authorized:
  1994 and 1993 - 30,000,000 shares; issued and outstanding:
  1994 - 15,388,000 and 1993 - 15,387,000 shares                                         15,388              15,387
Additional paid-in capital                                                               80,264              80,217
Retained earnings                                                                       331,713             287,399
Unearned Employee Stock Ownership Plan shares                                           (10,987)            (13,634)
Net unrealized loss on investments, net of deferred taxes                               (65,365)                 --
                                                                                       --------            --------
     TOTAL STOCKHOLDERS' EQUITY                                                         351,013             369,369
                                                                                       --------            --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $618,800            $570,856
                                                                                       ========            ========

-----------
*Eliminated in consolidation


                  See notes to condensed financial statements.

                  FREMONT GENERAL CORPORATION (PARENT COMPANY)

           SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME

                                                                                           Year Ended December 31,
                                                                                    1994           1993             1992
                                                                                  --------       --------         --------
                                                                                           (Thousands of dollars)
INCOME
Interest income from subsidiaries*                                                $ 3,623        $   654          $ 1,229
Dividends from consolidated subsidiary*                                             3,407          6,155            6,155
Net investment income                                                               3,014          2,296            2,648
Realized investment gains (losses)                                                     --            248               (8)
Other income*                                                                       5,508          5,221            3,968
                                                                                  -------        -------          -------
     TOTAL INCOME                                                                  15,552         14,574           13,992

EXPENSES
Interest expense                                                                    8,163          6,439            9,473
General and administrative                                                         12,018         11,505           10,273
                                                                                  -------        -------          -------
     TOTAL EXPENSES                                                                20,181         17,944           19,746
                                                                                  -------        -------          -------
                                                                                   (4,629)        (3,370)          (5,754)
Income tax  expense (benefit)                                                      (3,351)         1,573           (6,099)
                                                                                  -------        -------          -------
Income (loss) before  equity in undistributed income
  of subsidiary companies and cumulative effect
  of accounting change                                                             (1,278)        (4,943)             345
Equity in undistributed income of subsidiary companies                             57,090         47,653           34,855
                                                                                  -------        -------          -------

Income before cumulative effect of accounting change                               55,812         42,710           35,200
Cumulative effect of accounting change for income taxes                                --             --           43,509
                                                                                  -------        -------          -------
     NET INCOME                                                                   $55,812        $42,710          $78,709
                                                                                  =======        =======          =======

-----------
*Eliminated in consolidation

                  See notes to condensed financial statements.

                 FREMONT GENERAL CORPORATION (PARENT COMPANY)

           SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                                           Year Ended December 31,
                                                                                  1994             1993             1992
                                                                                --------         ---------        --------
                                                                                          (Thousands of dollars)
OPERATING ACTIVITIES
Income before cumulative effect of accounting change                            $ 55,812         $  42,710        $ 35,200
  Adjustments to reconcile income before cumulative
    effect of accounting change to net cash provided
    by operating activities:
      Equity in undistributed income from continuing
        operations of subsidiaries                                               (57,090)          (47,653)        (34,855)
      Change in accrued investment income                                            216              (220)            250
      Change in amounts due to or from subsidiaries                                  102             3,337         (11,615)
      Provision for (reduction in) deferred income taxes                          (4,391)             (973)          6,224
      Provision for depreciation and amortization                                  8,082             2,982           2,252
      Realized investment (gains) losses                                              --              (248)              8
      Change in other assets and liabilities                                       6,022            (1,693)          4,635
                                                                                --------         ---------        --------
        NET CASH PROVIDED BY (USED IN)
          CONTINUING OPERATIONS                                                    8,753            (1,758)          2,099

  Effect of discontinued operations                                               (9,573)            9,380          (7,317)
                                                                                --------         ---------        --------

      NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                                                        (820)            7,622          (5,218)

INVESTING ACTIVITIES
  Purchases of fixed maturity investments                                        (46,712)         (113,569)        (64,057)
  Sales of fixed maturity investments                                             92,003           113,817          58,829
  Fixed maturity investments matured or called                                    11,600                --           5,184
  Decrease (increase) in short-term and other investments                          7,928           (69,273)         34,857
  Net increase in credit lines with subsidiaries                                 (57,652)          (18,648)         (2,926)
  Purchase of and additional investments in subsidiaries                         (23,000)          (35,088)         (6,111)
  Sale of subsidiaries                                                                --                --           1,610
  Purchase of property and equipment                                                (653)             (213)           (228)
                                                                                --------         ---------        --------
       NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                                                   (16,486)         (122,974)         27,158

FINANCING ACTIVITIES
  Repayment of short-term debt                                                        --            (8,250)         (4,053)
  Proceeds from long-term debt                                                    26,000           135,013              --
  Repayment of long-term debt                                                         --           (38,040)        (12,447)
  Dividends paid                                                                 (11,344)           (9,369)         (7,708)
  Proceeds from sale of Common Stock                                                  --            40,803              --
  Stock options exercised                                                             22               251              --
  Purchase of fractional shares                                                       --                (8)             --
  Decrease (increase) in unearned Employee Stock
     Stock Ownership Plan shares                                                   2,647            (4,475)          2,231
                                                                                --------         ---------        --------
       NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                                                    17,325           115,925         (21,977)
                                                                                --------         ---------        --------
       INCREASE (DECREASE) IN CASH                                                    19               573             (37)

  Cash at beginning of year                                                          775               202             239
                                                                                --------         ---------        --------
       CASH AT END OF YEAR                                                      $    794         $     775        $    202
                                                                                ========         =========        ========

                  See notes to condensed financial statements.

                  FREMONT GENERAL CORPORATION (PARENT COMPANY)

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 1 -- BASIS OF PRESENTATION

         In the parent company financial statements, the parent's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. Parent company financial statements should be read in conjunction with the Company's consolidated financial statements.

NOTE 2 -- GUARANTEE

         The parent guaranteed certain debt obligations of a subsidiary of up to $180 million, of which $156 million was outstanding at December 31, 1994.

                FREMONT GENERAL CORPORATION AND  SUBSIDIARIES

                SCHEDULE V -- SUPPLEMENTARY INSURANCE INFORMATION


                                                    December 31,
                             --------------------------------------------------------
       Column A                 Column B       Column C       Column D     Column E
----------------------       ------------    ------------    ----------   -----------
                                               Reserves
                                Deferred      for Claims,
                                 Policy      Benefits and                  Dividends
                              Acquisition     Settlement      Unearned     to Policy-
       Segment                   Costs         Expenses       Premiums      holders
----------------------       ------------    ------------    ----------   -----------
                                             (Thousands of dollars)
1994
 Life insurance                 $42,156        $172,425       $    --       $    --
 Workers' compensation           13,237         703,567        37,690        46,067
 Medical malpractice                327          40,841         4,466            --
 Property and casualty
   corporate and other            3,566           2,253         5,395            --
                                -------        --------       -------       -------
                                $59,286        $919,086       $47,551       $46,067
                                =======        ========       =======       =======
1993
 Life insurance                 $37,985        $123,066       $    --       $    --
 Workers' compensation           13,364         728,582        45,472        46,337
 Medical malpractice                366          52,066         3,930            --
 Property and casualty
   corporate and other            3,513           2,279         5,322            --
                                -------        --------       -------       -------
                                $55,228        $905,993       $54,724       $46,337
                                =======        ========       =======       =======
1992
 Life insurance                 $41,332        $103,161       $    --       $    --
 Workers' compensation           11,854         569,293        26,280        39,137
 Medical malpractice                331          62,274         3,978            --
 Property and casualty
   corporate and other            4,030           1,827         6,131            --
                                -------        --------       -------       -------
                                $57,547        $736,555       $36,389       $39,137
                                =======        ========       =======       =======



                                                        Year Ended December 31,
                            ----------------------------------------------------------------------------------
      Column A               Column F     Column G       Column H        Column I        Column J     Column K
----------------------      ----------   ----------    ------------    ------------     ---------    ----------
                                                                       Amortization
                                                          Claims,       of Deferred
                                            Net        Benefits and        Policy         Other         Net
                             Premium     Investment     Settlement      Acquisition     Operating     Premiums
      Segment                Revenue       Income        Expenses          Costs         Expenses      Written
----------------------      ----------   ----------    ------------    ------------     ---------    ----------
                                                      (Thousands of dollars)
1994
 Life insurance              $ 14,689     $10,595        $ 13,002        $ 6,669         $ 3,453      $    N/A
 Workers' compensation        401,455      57,047         249,370         74,621          17,137       393,755
 Medical malpractice           28,554       4,481          21,231          3,357           1,855        29,030
 Property and casualty
   corporate and other          3,575         641           2,998          2,343             774         3,647
                             --------     -------        --------        -------         -------      --------
                             $448,273     $72,764        $286,601        $86,990         $23,219      $426,432
                             ========     =======        ========        =======         =======      ========
1993
 Life insurance              $ 14,268     $11,404        $  8,829        $ 9,809         $ 4,276      $    N/A
 Workers' compensation        426,793      60,710         300,468         66,911          19,933       427,651
 Medical malpractice           25,055       4,184          14,169          2,988           1,869        24,907
 Property and casualty
   corporate and other          3,917         843           4,516          2,547             812         3,109
                             --------     -------        --------        -------         -------      --------
                             $470,033     $77,141        $327,982        $82,255         $26,890      $455,667
                             ========     =======        ========        =======         =======      ========
1992
 Life insurance              $ 17,157     $ 8,633        $ 11,909        $ 7,451         $ 2,965      $    N/A
 Workers' compensation        378,468      59,435         310,986         59,059          23,569       381,449
 Medical malpractice           29,050       3,440          16,467          3,518           2,536        29,000
 Property and casualty
   corporate and other          4,438          98           3,750          2,784           1,132         3,769
                             --------     -------        --------        -------         -------      --------
                             $429,113     $71,606        $343,112        $72,812         $30,202      $414,218
                             ========     =======        ========        =======         =======      ========

                 FREMONT GENERAL CORPORATION AND  SUBSIDIARIES

                          SCHEDULE VI -- REINSURANCE


               Column A                                     Column B     Column C       Column D        Column E     Column F
----------------------------------------------             ----------   ----------      ---------     ------------  -----------
                                                                                        Assumed                     Percentage
                                                                         Ceded to        from                       of Amount
                                                              Gross        Other         Other            Net        Assumed
                                                              Amount     Companies      Companies        Amount      to Net
                                                           -----------   ---------      ---------     ------------  -----------
                                                                      (Thousands of dollars, except percents)
YEAR ENDED DECEMBER 31, 1994
Life insurance in force*                                    $1,559,869    $380,609       $334,124      $1,513,384       22%
                                                           ============  ==========     ==========    ============

Premium Revenue
  Life insurance premiums                                   $   11,990    $ (1,114)      $  1,585      $   14,689       11%
  Workers' compensation                                        408,519       7,064             --         401,455        0%
  Medical malpractice                                           30,612       2,058             --          28,554        0%
  Property and casualty corporate and other                      3,575          --             --           3,575        0%
                                                           -----------   ---------      ----------    ------------
                                                            $  454,696    $  8,008       $  1,585      $  448,273
                                                           ============  ==========     ==========    ============

YEAR ENDED DECEMBER 31, 1993
Life insurance in force*                                    $1,769,668    $460,946       $297,060      $1,605,782       18%
                                                           ============  ==========     ==========    ============

Premium Revenue
  Life insurance premiums                                   $   13,427    $    551       $  1,392      $   14,268       10%
  Workers' compensation                                        432,743       5,950             --         426,793        0%
  Medical malpractice                                           26,549       1,494             --          25,055        0%
  Property and casualty corporate and other                      3,108          --            808           3,916       21%
                                                           ------------  ----------     ----------    ------------
                                                            $  475,827    $  7,995       $  2,200      $  470,032
                                                           ============  ==========     ==========    ============

YEAR ENDED DECEMBER 31, 1992
Life insurance in force*                                    $1,893,008    $548,313       $242,764      $1,587,459       15%
                                                           ============  ==========     ==========    ============

Premium Revenue
  Life insurance premiums                                      $20,314    $  4,373       $  1,216      $   17,157        7%
  Workers' compensation                                        386,371       9,368          1,465         378,468        0%
  Medical malpractice                                           29,939         889             --          29,050        0%
  Property and casualty corporate and other                      3,770          --            668           4,438       15%
                                                           ------------  ----------     ----------    ------------
                                                            $  440,394    $ 14,630       $  3,349      $  429,113
                                                           ============  ==========     ==========    ============

------------
*  Balance at end of year.

  Intercompany transactions have been eliminated.

                 FREMONT GENERAL CORPORATION AND SUBSIDIARIES

              SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS



          Column A                              Column B                  Column C                  Column D            Column E
---------------------------------            ----------------  -------------------------------  -----------------  -----------------
                                                                         Additions
                                                               -------------------------------
                                                Balance at        Charged to      Charged to                            Balance at
                                                Beginning         Costs and     Other Accounts       Deductions             End
         Description                            of Period          Expenses        Describe           Describe           of Period
---------------------------------            ----------------  ---------------  --------------  -----------------  -----------------
                                                                         (Thousands of dollars)
YEAR ENDED DECEMBER 31, 1994
  Deducted from asset accounts:
    Allowance for possible loan losses            $25,222           $11,980         $3,605 (1)        $13,401 (2)         $27,406
    Premiums receivable and agents'
      balances and reinsurance recoverable          6,991               320             --                352 (2)           6,959
                                                  -------           -------         ------            -------             -------
        Totals                                    $32,213           $12,300         $3,605            $13,753             $34,365
                                                  =======           =======         ======            =======             =======

YEAR ENDED DECEMBER 31, 1993
  Deducted from asset accounts:
    Allowance for possible loan losses            $22,819           $16,873         $   --            $14,470 (2)         $25,222
    Premiums receivable and agents'
      balances and reinsurance recoverable          5,866             3,143             --              2,018 (2)           6,991
                                                  -------           -------         ------            -------             -------
        Totals                                    $28,685           $20,016             --            $16,488             $32,213
                                                  =======           =======         ======            =======             =======

YEAR ENDED DECEMBER 31, 1992
  Deducted from asset accounts:
    Allowance for possible loan losses            $15,907           $ 9,550         $2,913 (1)        $ 5,551 (2)         $22,819
    Premiums receivable and agents'
      balances and reinsurance recoverable         10,666               841             --              5,641 (2)           5,866
                                                  -------           -------         ------            -------             -------
        Totals                                    $26,573           $10,391         $2,913            $11,192             $28,685
                                                  =======           =======         ======            =======             =======


----------------
(1) Reserves established with portfolio acquisitions.
(2) Uncollectible accounts written off, net of recoveries and reclassifications.

                 FREMONT GENERAL CORPORATION AND SUBSIDIARIES

        SCHEDULE X-SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY
                              INSURANCE OPERATIONS


                                           December 31,                                                  Year Ended December 31,
  --------------------------------------------------------------------------------------------          --------------------------
      Column A                Column B          Column C            Column D          Column E          Column F         Column G
  ----------------          -----------        ----------           --------          --------          --------        ----------
                                                Reserves
                                               for Unpaid           Discount
                              Deferred           Claims              if any
                               Policy          and Claim            Deducted                                                Net
  Affiliation with          Acquisition        Adjustment             in              Unearned           Earned         Investment
     Registrant                Costs            Expenses            Column C          Premiums          Premiums          Income
  ----------------          -----------        ----------           --------          --------          --------        ----------
                                                                (Thousands of dollars)
Fremont Insurance Group
   and Consolidated
   Subsidiaries

1994                          $17,130          $746,661             $     --          $ 47,551          $433,584         $62,169

1993                          $17,243          $782,927             $     --          $ 54,724          $455,765         $65,737

1992                          $16,215          $633,394             $     --          $ 36,389          $411,956         $62,973



                                                               Year Ended December 31,
                                  ------------------------------------------------------------------------------
      Column A                             Column H                Column I          Column J           Column K
  ----------------                ----------------------         -----------        ----------          --------
                                     Claims and Claim
                                        Adjustment
                                    Expenses Incurred             Amortiza-
                                       Related to                  tion of             Paid
                                  ----------------------           Deferred           Claims
                                    (1)             (2)             Policy           and Claim
  Affiliation with                Current          Prior         Acquisition        Adjustment          Premiums
     Registrant                    Year            Years            Costs            Expenses           Written
  ----------------                -------          -----         -----------        ----------          --------
Fremont Insurance Group
   and Consolidated
   Subsidiaries

1994                              $290,833        ($17,234)        $80,321          $307,279            $426,432

1993                              $323,279        ($ 4,126)        $72,446          $308,357            $455,667

1992                              $290,199         $41,004         $65,361          $324,912            $414,218

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FREMONT GENERAL CORPORATION



Date: January 19, 1996                  By:  /s/ JOHN A. DONALDSON
                                            ----------------------------------
                                             John A. Donaldson
                                             Controller and Chief
                                             Accounting Officer

                                EXHIBIT INDEX


  Exhibit No.                     Description
  -----------                     -----------

     (23)          Consent of Ernst & Young LLP Independent Auditors