Form 10-Q/A
period 1995-09-30
FREMONT GENERAL CORP
filed 1996-01-19
CIK 38984

==============================================================================


                                  FORM 10-Q/A
                                AMENDMENT NO. 1


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

                                 (310) 315-5500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                       Shares Outstanding
            Class                                       October 31, 1995
Common Stock, $1.00 par value                               16,929,010


==============================================================================

PART I --- FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
FREMONT GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)




                                                                      September 30,    December 31,
                                                                           1995            1994
                                                                      -------------    ------------
Assets
Securities held to maturity:
  Fixed maturity investments at amortized cost
  (fair value: 1994 - $199,103).............................                    $0         $206,416
Securities available for sale:
  Fixed maturity investments, at fair value
    (amortized cost: 1995 - $1,253,001; 1994 - $311,701)....             1,247,805          235,442
  Non-redeemable preferred stock at fair value
    (amortized cost: 1995 - $289,312; 1994 - $213,935)......               283,646          189,632
                                                                        ----------       ----------
     Total securities available for sale....................             1,531,451          425,074

Loans receivable............................................             1,508,074        1,440,774
Short-term investments......................................               215,825          255,751
Other investments...........................................                 2,707            1,677
                                                                        ----------       ----------
     Total Investments and Loans............................             3,258,057        2,329,692

Cash........................................................                29,341           31,058
Accrued investment income...................................                23,437           13,622
Premiums receivable and agents' balances....................               108,087           48,556
Reinsurance recoverable on paid losses......................                 9,911            7,204
Reinsurance recoverable on unpaid losses....................               261,889          136,151
Deferred policy acquisition costs...........................                86,883           59,286
Costs in excess of net assets acquired......................                74,637           28,776
Deferred income taxes.......................................               105,095           88,426
Other assets................................................                64,253           54,806
Assets held for discontinued operations.....................               211,540          269,817
                                                                        ----------       ----------
     Total Assets...........................................            $4,233,130       $3,067,394
                                                                        ==========       ==========

Liabilities Claims and policy liabilities:
Losses and loss adjustment expenses.........................            $1,451,573         $746,661
Life insurance benefits and liabilities.....................               316,881          172,425
Unearned premiums...........................................               105,948           47,551
Dividends to policyholders..................................                41,062           46,067
                                                                        ----------       ----------
     Total Claims and Policy Liabilities....................             1,915,464        1,012,704

Reinsurance premiums payable and funds withheld.............                 5,587            6,961
Other liabilities...........................................                88,072           68,721
Thrift deposits.............................................               829,124          746,977
Short-term debt.............................................                16,704          176,325
Long-term debt..............................................               746,308          468,390
Liabilities of discontinued operations......................               178,026          236,303
                                                                        ----------       ----------
     Total Liabilities......................................             3,779,285        2,716,381

Commitments and contingencies...............................

Stockholders' Equity
Common Stock, par value $1 per share--Authorized:
  30,000,000 shares; issued and outstanding:
  1995 - 16,929,000 and 1994 - 15,388,000...................                16,929           15,388
Additional paid-in capital..................................               118,280           80,264
Retained earnings...........................................               332,308          331,713
Unearned Employee Stock Ownership Plan shares...............               (6,612)         (10,987)
Net unrealized loss on investments, net of deferred taxes...               (7,060)         (65,365)
                                                                        ----------       ----------
     Total Stockholders' Equity.............................               453,845          351,013
                                                                        ----------       ----------
     Total Liabilities and Stockholders' Equity.............            $4,233,130       $3,067,394
                                                                        ==========       ==========

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

FREMONT GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)


                                                                             Nine Months
                                                                                Ended
                                                                             September 30,
                                                                  1995           1994
                                                              -----------    -------------
OPERATING ACTIVITIES
Net income..............................................      $    49,338      $  41,659
Adjustments  to  reconcile   net  income  to  net
    cash  provided  by  operating activities:
  Change in premiums receivable and agents' balances
      and reinsurance recoverable on paid losses........              762         11,000
  Change in accrued investment income...................          (10,124          4,686
  Change in claims and policy liabilities...............          (35,987)       (13,151)
  Amortization of policy acquisition costs..............           95,026         64,656
  Policy acquisition costs deferred.....................         (113,414)       (67,167)
  Provision for deferred income taxes...................            8,841         (4,328)
  Provision for loan losses.............................           10,504          7,140
  Provision for depreciation and amortization...........           13,769         11,592
  Net amortization on fixed maturity investments........           (1,888)         1,475
  Realized investment gains.............................               (8)          (120)
  Change in other assets and liabilities................            9,890         (1,700)
                                                              -----------      ---------
     Net Cash Provided by Operating Activities..........           26,709         55,742

INVESTING ACTIVITIES Securities held to maturity:
  Purchases of securities...............................         (117,660)      (148,754)
  Sales of securities...................................                0              0
  Securities matured or called..........................            5,464              0
Securities available for sale:
  Purchases of securities...............................       (2,353,101)      (860,728)
  Sales of securities...................................        1,611,086        991,226
  Securities matured or called..........................           65,359         47,315
Decrease in short-term and other investments............          761,212        (41,732)
Loan originations and bulk purchases funded.............         (334,566)      (539,986)
Receipts from repayments of loans.......................          256,762        124,012
Purchase of subsidiaries, less cash acquired............         (249,305)             0
Purchase of property and equipment......................           (5,623)        (6,537)
                                                              -----------      ---------
     Net Cash Used in Investing Activities..............         (360,372)      (435,184)

FINANCING ACTIVITIES
Proceeds from short-term debt...........................           30,134        104,373
Repayments of short-term debt...........................         (189,755)       (21,889)
Proceeds from long-term debt............................          315,000         11,000
Repayments of long-term debt............................          (42,808)       (12,500)
Net increase in thrift deposits.........................           82,147        272,838
Annuity contract receipts...............................          154,087         34,659
Annuity contract withdrawals............................          (12,068)        (3,932)
Dividends paid..........................................           (9,234)        (8,434)
Stock options exercised..................................              80             22
Purchase of fractional shares...........................              (12)             0
Decrease in unearned Employee Stock
    Ownership Plan shares...............................            4,375          2,647
                                                              -----------      ---------
    Net Cash Provided by Financing Activities...........          331,946        378,784
                                                              -----------      ---------

Decrease in Cash........................................           (1,717)          (658)

Cash at beginning of year...............................           31,058         28,433
                                                              -----------      ---------

Cash at September 30,...................................      $    29,341      $  27,775
                                                              ===========      =========

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

                                  SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FREMONT GENERAL CORPORATION


Date:  January 19, 1996                   JOHN A. DONALDSON
                                          ------------------------------------
                                          John A. Donaldson, Controller
                                          and Chief Accounting Officer