Form 10-K/A
period 1994-12-31
FREMONT GENERAL CORP
filed 1996-02-07
CIK 38984

================================================================================



                                 FORM 10-K/A
                                  ----------
                               AMENDMENT NO. 2
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ----------
              [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  ----------
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                         COMMISSION FILE NUMBER 1-8007
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


         The Company supports these discontinued operations with $250 million in cash and investment grade fixed income securities and other assets totaling $87 million. Management believes the assets along with future cash flows of these operations will be adequate to fund obligations of the discontinued operations. However, should these assets ultimately prove to be insufficient, the Company believes that its property and casualty subsidiaries would be able to provide whatever additional funds might be needed to complete the liquidation without having a material adverse effect on the Company's consolidated financial position or results of operations. See Note L of Notes to Consolidated Financial Statements.


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

Item 6.   Selected Financial Data


                                                                                    Year Ended December 31,
                                                            --------------------------------------------------------------------
                                                               1994          1993           1992           1991           1990
                                                            ----------    ----------     ----------     ----------     ---------
                                                                   (Thousands of dollars, except percents and per share data)
Income Statement Data:
  Premiums earned                                            $448,273      $470,033       $429,113       $434,048       $429,698
  Net investment income                                        76,821        77,198         70,820         73,796         82,992
  Loan interest income                                        113,382        87,244         73,310         60,685         50,191
  Realized investment gains (losses)                             (315)        2,165         16,208          5,290             92
  Other revenue                                                14,987        14,765          9,242          7,355         10,417
                                                            ---------     ---------      ---------      ---------      ---------
  Total revenues                                             $653,148      $651,405       $598,693       $581,174       $573,390
                                                            =========     =========      =========      =========      =========

  Property and casualty income                               $ 61,265      $ 52,092       $ 45,187       $ 37,946       $ 46,805
  Financial services income                                    28,014        21,456         14,878          9,340          1,001
  Other interest and corporate expense                         (7,708)       (9,200)       (11,484)        (6,277)        (8,801)
                                                            ---------     ---------      ---------      ---------      ---------

  Income before taxes, discontinued operations,
     extraordinary items and cumulative effect of
     accounting change                                         81,571        64,348         48,581         41,009         39,005
  Income tax expense                                          (25,759)      (21,638)       (13,381)        (8,878)       (12,888)
  Discontinued operations and extraordinary items                  --            --             --           (964)           711
  Cumulative effect of accounting change for income taxes          --            --         43,509             --             --
                                                            ---------     ---------      ---------      ---------      ---------
  Net income                                                 $ 55,812      $ 42,710       $ 78,709       $ 31,167       $ 26,828
                                                            =========     =========      =========      =========      =========

Per Share Data:
  Cash dividends declared                                    $   0.75      $   0.72       $   0.66       $   0.57       $   0.53
  Stockholders' equity:
     Including FASB 115 for 1994                                22.81         24.01          22.09          16.15          14.07
     Excluding FASB 115 for 1994                                27.06         24.01          22.09          16.15          14.07
  Income before discontinued operations, extraordinary
     items and cumulative effect of accounting change
     Primary                                                     3.57          3.06           2.83           2.59           2.11
     Fully diluted                                               3.00          2.73           2.53           2.36           1.98
  Net income
     Primary                                                     3.57          3.06           6.33           2.51           2.17
     Fully diluted                                               3.00          2.73           5.43           2.29           2.03

Weighted Average Shares Used to Calculate Per Share Data:
  Primary                                                      15,650        13,963         12,423         12,419         12,386
  Fully diluted                                                20,021        17,117         14,990         14,837         14,766

GAAP Ratios for Property and Casualty Subsidiaries:
  Loss ratio                                                     63.1%         70.0%          80.4%          72.7%          73.7%
  Expense ratio                                                  23.4%         21.3%          22.5%          24.5%          24.4%
  Policyholder dividends ratio                                   11.5%          9.9%           2.5%           8.8%           6.9%
                                                             ---------     ---------      ---------      ---------      ---------
Combined ratio                                                   98.0%        101.2%         105.4%         106.0%         105.0%
                                                             =========     =========      =========      =========      =========

Workers' Compensation Statutory Data*:
  Statutory combined ratio                                       98.5%         98.8%         110.4%         104.8%         105.2%
  Industry statutory combined ratio                              99.0%        109.1%         121.5%         122.6%         117.4%


                                                                                        December 31,
                                                            --------------------------------------------------------------------
                                                               1994          1993           1992           1991           1990
                                                            ----------    ----------     ----------     ----------     ---------
                                                                                   (Thousands of dollars)
Balance Sheet Data:
  Total assets                                             $3,134,390    $2,669,290     $2,070,533     $1,952,169     $1,969,347
  Fixed income and other investments                          888,918     1,055,289        782,542        772,947        773,309
  Loans receivable                                          1,440,774       846,443        689,443        519,874        431,744
  Claims and policy liabilities                             1,012,704     1,007,054        812,081        838,459        870,909
  Short-term debt                                             176,325        78,087        208,013        147,450         85,407
  Long-term debt                                              468,390       451,581        100,572        101,303        102,073
  Stockholders' equity:
     Including FASB 115 for 1994                              351,013       369,369        271,710        198,724        174,828
     Excluding FASB 115 for 1994                              416,378       369,369        271,710        198,724        174,828

* Nationwide workers' compensation industry statutory combined ratio information for 1990 through 1993 is from A.M. Best's Aggregates & Averages Property-Casualty (1991-1994 editions). Industry statutory combined ratio information for 1994 is an estimate by A.M. Best. The Company's statutory combined ratio is derived from its statutory financial statements.

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

     (3)(i)          Restated Articles of Incorporation of Freemont General Corporation filed December 1, 1995 with the Secretary of
                     State of the State of Nevada.  (Filed as Exhibit 3.1 to the Registration Statement on Form S-3
                     File No. 33-64771, and incorporated herein by reference.)

     (3)(ii)         Certificate of Amendment of Articles of Incorporation of Freemont General Corporation filed January 8, 1996 with the Secretary of State of the State of Nevada.  (Filed as Exhibit 3.2 to the Registration Statement on
                     Form S-3 File No. 33-64771, and incorporated herein by reference.)

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

     (10)(xiii)      Credit Agreement among Fremont General Corporation, Various Lending Institutions and the Chase Manhattan Bank,
                     N.A., As Agent.  (Filed as Exhibit No. (10)(xiii) to Quarterly Report on Form 10-Q for the period ended
                     September 30, 1995, Commission File Number 1-8007, and incorporated herein by reference.)


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




                                                            ERNST & YOUNG LLP

Los Angeles, California
March 10, 1995

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                                    December 31,
                                                                                         ------------------------------
                                                                                             1994             1993
                                                                                         --------------     -----------
                                                                                                (Thousands of dollars)
ASSETS
Securities held to maturity:
  Fixed maturity investments at amortized cost:
      (fair value: 1994 - $199,103; 1993 - $310,566)                                      $  206,416       $  291,262
Securities available for sale:
  Fixed maturity investments, 1994 at fair value and 1993 at amortized cost
      (cost: 1994 - $311,701; fair value: 1993 - $590,968)                                   235,442          566,376
  Non-redeemable preferred stock at fair value
      (cost: 1994 - $213,935; 1993 - $56,891)                                                189,632           56,891
                                                                                         ------------     ------------
          Total securities available for sale                                                425,074          623,267
Loans receivable                                                                           1,440,774          846,443
Short-term investments                                                                       255,751          138,835
Other investments                                                                              1,677            1,925
                                                                                         ------------     ------------
        TOTAL INVESTMENTS AND LOANS                                                        2,329,692        1,901,732

Cash                                                                                          31,058           28,433
Accrued investment income                                                                     13,622           20,137
Premiums receivable and agents' balances                                                      48,556           76,746
Reinsurance recoverable on paid losses                                                         7,204           11,425
Reinsurance recoverable on unpaid losses                                                     136,151          138,737
Deferred policy acquisition costs                                                             59,286           55,228
Costs in excess of net assets acquired                                                        28,776           30,585
Deferred income taxes                                                                         88,426           48,839
Other assets                                                                                  54,806           33,232
Assets held for discontinued operations                                                      336,813          324,196
                                                                                         ------------     ------------
        TOTAL ASSETS                                                                      $3,134,390       $2,669,290
                                                                                         ============     ============

LIABILITIES
Claims and policy liabilities:
    Losses and loss adjustment expenses                                                   $  746,661       $  782,927
    Life insurance benefits and liabilities                                                  172,425          123,066
    Unearned premiums                                                                         47,551           54,724
    Dividends to policyholders                                                                46,067           46,337
                                                                                         ------------     ------------
        TOTAL CLAIMS AND POLICY LIABILITIES                                                1,012,704        1,007,054

Reinsurance premiums payable and funds withheld                                                6,961            8,662
Other liabilities                                                                             68,721           51,539
Thrift deposits                                                                              746,977          412,316
Short-term debt                                                                              176,325           78,087
Long-term debt                                                                               468,390          451,581
Liabilities of discontinued operations                                                       303,299          290,682
                                                                                         ------------     ------------
        TOTAL LIABILITIES                                                                  2,783,377        2,299,922

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share -- Authorized: 1994 and 1993
  30,000,000 shares; issued and outstanding (1994 - 15,388,000 and
  1993 - 15,387,000)                                                                          15,388           15,387
Additional paid-in capital                                                                    80,264           80,217
Retained earnings                                                                            331,713          287,399
Unearned Employee Stock Ownership Plan shares                                                (10,987)         (13,634)
Net unrealized loss on investments, net of deferred taxes                                    (65,365)              --
                                                                                         ------------     ------------
        TOTAL STOCKHOLDERS' EQUITY                                                           351,013          369,369
                                                                                         ------------     ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $3,134,390       $2,669,290
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
                                                          -------
                                                          $60,230
                                                          =======


NOTE L -- DISCONTINUED OPERATIONS

         The Company discontinued all of its assumed reinsurance operations, as well as certain other insurance operations, during the period 1986 to 1991. These operations consisted primarily of facultative and treaty reinsurance covering primary and excess property and casualty insurance coverages. All discontinued insurance operations are accounted for using the liquidation basis of accounting whereby all future cash inflows and outflows are considered in determining whether dedicated assets are sufficient to meet all future obligations.

         The Company determines the adequacy of the assets dedicated to fund the liabilities of discontinued operations by: (i) estimating the ultimate remaining liabilities; (ii) discounting these liabilities using estimates of payment patterns and investment yields derived from the dedicated investment portfolio; and (iii) comparing this discounted estimate of liabilities to the dedicated assets.

         The Company estimates that the dedicated assets (primarily cash and investment securities) supporting these operations and all future cash inflows will be adequate to fund future obligations. However, should those assets ultimately prove to be insufficient, the Company believes that its property and casualty subsidiaries would be able to provide whatever additional funds might be needed to complete the liquidation without having a material adverse effect on the Company's consolidated financial position or results of operations.

         A summarized statement of financial condition of the run-off operations follows:

                                                          December 31,
                                                     -----------------------
                                                       1994           1993
                                                     --------       --------
                                                      (Thousands of dollars)
Assets
  Cash and invested assets, at amortized cost        $249,737       $206,774
  Reinsurance recoverables                             71,493         80,531
  Federal income taxes                                  5,762         15,477
  Other assets                                          9,821         21,414
                                                     --------       --------
        Total                                        $336,813       $324,196
                                                     ========       ========

Liabilities
  Reserves for loss and loss adjustment expenses     $190,433       $219,313
  Deferred income taxes                                34,736         27,983
  Reinsurance payable and funds withheld               30,658         43,097
  Other liabilities                                    47,472            289
                                                     --------       --------
        Total                                        $303,299       $290,682
                                                     ========       ========

         The following summarizes the amortized cost and fair value of cash and invested assets of the discontinued operations as of December 31, 1994:

(Caption>
                                                    Amortized        Fair
                                                       Cost         Value
                                                     --------      --------
                                                     (Thousands of dollars)
Fixed maturities                                     $126,407       $ 88,862
Non-redeemable preferred stock                        113,393         95,671
Cash and other invested assets                          9,937          9,937
                                                     --------       --------
        Cash and invested assets                     $249,737       $194,470
                                                     ========       ========

         The average maturity of the fixed income portfolio was 5.78 years at December 31, 1994. The quality mix of the fixed maturity portfolio as of December 31, 1994 is summarized as follows:

        AAA (including US government obligations)           33%
        AA                                                   1
        A                                                   23
        BBB                                                 33
        BB                                                  10
                                                         -----
                                                           100%

         At December 31, 1994, all investments included in discontinued operations were current with respect to principal and interest. It is the Company's belief that the carrying value of the investments will be fully realized.

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


                                        FREMONT GENERAL CORPORATION



Date: February 6, 1996                  By:  /s/ JOHN A. DONALDSON
                                            ----------------------------------
                                             John A. Donaldson
                                             Controller and Chief
                                             Accounting Officer