Form 10-Q/A
period 1995-03-31
FREMONT GENERAL CORP
filed 1996-02-07
CIK 38984

================================================================================



                                 FORM 10-Q/A

                               AMENDMENT NO. 1


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(MARK ONE)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO _______________

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

                                 (310) 315-5500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock:


                                                         SHARES OUTSTANDING
             CLASS                                         APRIL 30, 1995
             -----                                       -----------------
  Common Stock, $1.00 par value                              15,387,641

================================================================================

                       PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                          March 31,              December 31,
                                                                            1995                     1994
                                                                         -----------             ------------
                                                                         (Unaudited)
ASSETS                                                                          (Thousands of dollars)
Securities held to maturity:
     Fixed maturity investments at amortized cost
         (fair value: 1995 - $218,838; 1994 - $199,103)                   $  223,638              $  206,416
Securities available for sale:
     Fixed maturity investments, at fair value
         (amortized cost: 1995 - $817,253; 1994 - $311,701)                  765,756                 235,442
     Non-redeemable preferred stock at fair value
         (amortized cost: 1995 - $301,286; 1994 - $213,935)                  281,451                 189,632
                                                                         -----------              ----------
                 Total securities available for sale                       1,047,207                 425,074
Loans receivable                                                           1,441,110               1,440,774
Short-term investments                                                       280,461                 255,751
Other investments                                                              1,638                   1,677
                                                                         -----------              ----------
     TOTAL INVESTMENTS AND LOANS                                           2,994,054               2,329,692

Cash                                                                          13,787                  31,058
Accrued investment income                                                     16,786                  13,622
Premiums receivable and agents' balances                                     101,992                  48,556
Reinsurance recoverable on paid losses                                        12,873                   7,204
Reinsurance recoverable on unpaid losses                                     271,265                 136,151
Deferred policy acquisition costs                                             72,275                  59,286
Costs in excess of net assets acquired                                        76,397                  28,776
Deferred income taxes                                                        135,902                  88,426
Other assets                                                                  63,330                  54,806
Assets held for discontinued operations                                      272,242                 336,813
                                                                          ----------              ----------
     TOTAL ASSETS                                                         $4,030,903              $3,134,390
                                                                          ==========              ==========

LIABILITIES
Claims and policy liabilities:
    Losses and loss adjustment expenses                                   $1,454,187                $746,661
    Life insurance benefits and liabilities                                  203,568                 172,425
    Unearned premiums                                                        117,643                  47,551
    Dividends to policyholders                                                56,208                  46,067
                                                                          ----------              ----------
        TOTAL CLAIMS AND POLICY LIABILITIES                                1,831,606               1,012,704

Reinsurance premiums payable and funds withheld                                5,677                   6,961
Other liabilities                                                             82,009                  68,721
Thrift deposits                                                              756,583                 746,977
Short-term debt                                                              188,163                 176,325
Long-term debt                                                               542,462                 468,390
Liabilities of discontinued operations                                       238,728                 303,299
                                                                          ----------              ----------
        TOTAL LIABILITIES                                                  3,645,228               2,783,377

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share--Authorized:
     30,000,000 shares; issued and outstanding:
     1995 and 1994 - 15,388,000)                                              15,388                  15,388
Additional paid-in capital                                                    80,264                  80,264
Retained earnings                                                            342,996                 331,713
Unearned Employee Stock Ownership Plan shares                                 (6,607)                (10,987)
Net unrealized loss on investments, net of deferred taxes                    (46,366)                (65,365)
                                                                          ----------              ----------
        TOTAL STOCKHOLDERS' EQUITY                                           385,675                 351,013
                                                                          ----------              ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $4,030,903              $3,134,390
                                                                          ==========              ==========




See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                            1995          1994
                                                         ---------      --------
                                                          (Thousands of dollars,
REVENUES                                                  except per share data)
Premiums earned:
     Property and casualty                                $123,423      $106,326
     Life insurance                                          7,724         3,501
Net investment income                                       22,374        21,086
Loan interest                                               39,213        21,870
Realized investment gains (losses)                               6            (4)
Other revenue                                                6,417         3,279
                                                         ---------      --------
        Total Revenues                                     199,157       156,058

EXPENSES
Losses and loss adjustment expenses                         93,517        68,394
Life insurance benefits                                      8,211         2,843
Policy acquisition costs                                    23,710        21,106
Provision for loan losses                                    4,357         1,318
Other operating costs and expenses                          25,933        17,655
Dividends to policyholders                                      --        13,338
Interest expense                                            22,614        11,223
                                                         ---------      --------
        Total Expenses                                     178,342       135,877
                                                         ---------      --------

Income before taxes                                         20,815        20,181
Income tax expense                                           6,609         6,694
                                                         ---------      --------

           NET INCOME                                     $ 14,206      $ 13,487
                                                         =========      ========

PER SHARE DATA
 Net income:
        Primary                                           $   0.91      $   0.86
        Fully diluted                                         0.76          0.72

 Cash dividends                                               0.19          0.18

Weighted average shares:
        Primary                                             15,650        15,689
        Fully diluted                                       20,018        20,058



See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                         1995           1994
                                                       --------        -------
                                                       (Thousands of dollars)
OPERATING ACTIVITIES
Net income                                            $  14,206      $  13,487
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Change in premiums receivable and agents' balances
       and reinsurance recoverable on paid losses         3,895          1,809
   Change in accrued investment income                      391          1,818
   Change in claims and policy liabilities               12,798         19,911
   Amortization of policy acquisition costs              23,710         21,106
   Policy acquisition costs deferred                    (27,490)       (22,339)
   Provision for deferred income taxes                     (802)        (1,657)
   Provision for loan losses                              4,357          1,318
   Provision for depreciation and amortization            4,430          3,902
   Net amortization on fixed maturity investments        (1,042)           268
   Realized investment (gains) losses                        (6)             4
   Change in other assets and liabilities                 4,631          1,560
                                                      ---------      ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES          39,078         41,187

INVESTING ACTIVITIES
Securities held to maturity:
   Purchases of securities                              (18,937)            --
   Sales of securities                                       --             --
   Securities matured or called                           2,489             --
Securities available for sale:
   Purchases of securities                             (766,883)      (263,308)
   Sales of securities                                  178,543        194,359
   Securities matured or called                          11,360         22,599
Decrease (increase) in short-term and other
  investments                                           697,645           (660)
Loan originations and bulk purchases funded            (111,442)       (77,346)
Receipts from repayments of loans                       106,749         40,863
Purchase of subsidiaries, less cash acquired           (249,305)            --
Purchase of property and equipment                       (1,661)        (1,330)
                                                      ---------      ---------
      NET CASH USED IN INVESTING ACTIVITIES            (151,442)       (84,823)

FINANCING ACTIVITIES
Proceeds from short-term debt                            22,436         26,432
Repayments of short-term debt                           (10,598)        (8,790)
Proceeds from long-term debt                             75,000             --
Repayments of long-term debt                             (2,808)            --
Net increase in thrift deposits                           9,606         28,620
Dividends paid                                           (2,923)        (2,771)
Decrease in unearned Employee Stock
    Ownership Plan shares                                 4,380          4,147
                                                      ---------      ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES          95,093         47,638
                                                      ---------      ---------

INCREASE (DECREASE) IN CASH                             (17,271)         4,002

Cash at beginning of year                                31,058         28,433
                                                      ---------      ---------
CASH AT MARCH 31,                                     $  13,787      $  32,435
                                                      =========      =========



See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                  (UNAUDITED)


NOTE A --- BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

         These statements have been prepared in accordance with generally accepted accounting principles and, accordingly, adjustments (consisting of normal accruals) have been made as management considers necessary for fair presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Certain 1994 amounts have been reclassified to conform to the 1995 presentation.


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

         Casualty's operating results are included in the Company's consolidated statement of income from the date of acquisition. If the acquisition had occurred on January 1, 1995 the pro forma effect on consolidated revenues would have been an increase in premiums earned of $57 million and an increase in net investment income of an estimated $5 million. The pro forma effect on net income would have been an increase of $2 million or $0.14 per share.

         Prior to 1995 and its acquisition by the Company, Casualty participated in an intercompany pooling arrangement with several insurance subsidiaries of its former parent whereby Casualty ceded its insurance risks to these affiliates and reassumed a portion of the former parent's pooled book of business. Because of this intercompany pooling arrangement, separate financial statements on an unpooled basis were not prepared. Accordingly, pro forma results of Casualty's 1994 first quarter operations would not be meaningful.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FREMONT GENERAL CORPORATION




Date:  February 6, 1996                JOHN A. DONALDSON
                                   ----------------------------------------
                                       John A. Donaldson, Controller
                                       and Chief Accounting Officer