Form 10-Q/A
period 1995-06-30
FREMONT GENERAL CORP
filed 1996-02-07
CIK 38984

===============================================================================


                                 FORM 10-Q/A
                               AMENDMENT NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(MARK ONE)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                 (310) 315-5500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock:


                                                                           SHARES OUTSTANDING
   CLASS                                                                      JULY 31, 1995
   -----                                                                   ------------------
   Common Stock, $1.00 par value                                                16,926,948


===============================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                June 30,            December 31,
                                                                                  1995                  1994
                                                                               ----------            ----------
                                                                              (Unaudited)
                                                                                    (Thousands of dollars)
ASSETS
Securities held to maturity:
  Fixed maturity investments at amortized cost
   fair value: 1995 - $334,637; 1994 - $199,103)                               $  319,423            $  206,416
Securities available for sale:
  Fixed maturity investments, at fair value
   (amortized cost: 1995 - $857,856; 1994 - $311,701)                             843,320               235,442
  Non-redeemable preferred stock at fair value
   (amortized cost: 1995 - $320,463; 1994 - $213,935)                             310,586               189,632
                                                                               ----------            ----------
       Total securities available for sale                                      1,153,906               425,074
Loans receivable                                                                1,491,807             1,440,774
Short-term investments                                                            180,430               255,751
Other investments                                                                   2,425                 1,677
                                                                               ----------            ----------
   TOTAL INVESTMENTS AND LOANS                                                  3,147,991             2,329,692
Cash                                                                                9,540                31,058
Accrued investment income                                                          23,686                13,622
Premiums receivable and agents' balances                                          106,679                48,556
Reinsurance recoverable on paid losses                                              6,989                 7,204
Reinsurance recoverable on unpaid losses                                          268,285               136,151
Deferred policy acquisition costs                                                  81,080                59,286
Costs in excess of net assets acquired                                             75,517                28,776
Deferred income taxes                                                             107,290                88,426
Other assets                                                                       71,828                54,806
Assets held for discontinued operations                                           267,944               336,813
                                                                               ----------            ----------
   TOTAL ASSETS                                                                $4,166,829            $3,134,390
                                                                               ==========            ==========
LIABILITIES
Claims and policy liabilities:
  Losses and loss adjustment expenses                                          $1,459,292              $746,661
  Life insurance benefits and liabilities                                         258,001               172,425
  Unearned premiums                                                               117,733                47,551
  Dividends to policyholders                                                       42,033                46,067
                                                                               ----------            ----------
   TOTAL CLAIMS AND POLICY LIABILITIES                                          1,877,059             1,012,704

Reinsurance premiums payable and funds withheld                                     4,986                 6,961
Other liabilities                                                                  82,068                68,721
Thrift deposits                                                                   787,817               746,977
Short-term debt                                                                   186,285               176,325
Long-term debt                                                                    564,383               468,390
Liabilities of discontinued operations                                            234,430               303,299
                                                                               ----------            ----------
   TOTAL LIABILITIES                                                            3,737,028             2,783,377

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share--Authorized:
  30,000,000 shares; issued and outstanding:
  1995 - 16,927,000 and 1994 - 15,388,000                                          16,927                15,388
Additional paid-in capital                                                        117,926                80,264
Retained earnings                                                                 317,429               331,713
Unearned Employee Stock Ownership Plan shares                                      (6,612)              (10,987)
Net unrealized loss on investments, net of deferred taxes                         (15,869)              (65,365)
                                                                               ----------            ----------
   TOTAL STOCKHOLDERS' EQUITY                                                     429,801               351,013
                                                                               ----------            ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $4,166,829            $3,134,390
                                                                               ==========            ==========


See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                           Three Months Ended          Six Months Ended
                                                June 30,                    June 30,
                                         ----------------------      ----------------------
                                           1995          1994          1995          1994
                                         --------      --------      --------      --------
                                            (Thousands of dollars, except per share data)
REVENUES
Property and casualty premiums earne     $175,146      $106,178      $298,569      $212,504
Net investment income                      31,518        19,393        53,892        40,479
Loan interest                              41,227        25,051        80,440        46,921
Realized investment gains                      71           148            77           144
Other revenue                               5,033         7,222        19,174        14,002
                                         --------      --------      --------      --------
        Total Revenues                    252,995       157,992       452,152       314,050

EXPENSES
Losses and loss adjustment expenses       137,037        68,432       230,554       136,826
Life insurance benefits                       318         3,174         8,529         6,017
Policy acquisition costs                   28,091        21,107        51,801        42,213
Provision for loan losses                   4,001         2,954         8,358         4,272
Other operating costs and expenses         33,566        18,416        59,499        36,071
Dividends to policyholders                      0        10,284             0        23,622
Interest expense                           24,807        12,860        47,421        24,083
                                         --------      --------      --------      --------
        Total Expenses                    227,820       137,227       406,162       273,104
                                         --------      --------      --------      --------
Income before taxes                        25,175        20,765        45,990        40,946
Income tax expense                          8,308         6,688        14,917        13,382
                                         --------      --------      --------      --------
        NET INCOME                       $ 16,867      $ 14,077      $ 31,073      $ 27,564
                                         ========      ========      ========      ========


PER SHARE DATA
 Net income:
      Primary                            $   0.97      $   0.82      $   1.80      $   1.60
      Fully diluted                          0.81          0.69          1.51          1.35

 Cash dividends                              0.20          0.17          0.37          0.34

Weighted average shares:
      Primary                              17,300        17,207        17,257        17,233
      Fully diluted                        22,172        22,018        22,096        22,041




See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Six  Months Ended
                                                                 June 30,
                                                            1995          1994
                                                           ------        ------
                                                          (Thousands of dollars)
OPERATING ACTIVITIES
Net income                                             $    31,073      $  27,564
Adjustments to reconcile net income to net cash
    provided by operating activities:
   Change in premiums receivable and agents' balances
       and reinsurance recoverable on paid losses            5,092          3,528
   Change in accrued investment income                      (7,369)         5,206
   Change in claims and policy liabilities                 (24,355)         1,377
   Amortization of policy acquisition costs                 51,801         42,213
   Policy acquisition costs deferred                       (64,386)       (43,650)
   Provision for deferred income taxes                      11,389         (4,657)
   Provision for loan losses                                 8,358          4,272
   Provision for depreciation and amortization               8,894          7,849
   Net amortization on fixed maturity investments           (2,656)         1,419
   Realized investment gains                                   (77)          (144)
   Change in other assets and liabilities                   (4,128)          (392)
                                                       -----------      ---------
      Net Cash Provided by Operating Activities             13,636         44,585

INVESTING ACTIVITIES
Securities held to maturity:
   Purchases of securities                                (117,660)             0
   Sales of securities                                           0              0
   Securities matured or called                              5,464              0
Securities available for sale:
   Purchases of securities                              (1,550,911)      (739,958)
   Sales of securities                                     901,091        643,795
   Securities matured or called                             15,567         34,360
Decrease in short-term and other investments               796,889         32,713
Loan originations and bulk purchases funded               (189,180)      (222,797)
Receipts from repayments of loans                          129,789         72,753
Purchase of subsidiaries, less cash acquired              (249,305)             0
Purchase of property and equipment                          (4,015)        (4,039)
                                                       -----------      ---------
      Net Cash Used in Investing Activities               (262,271)      (183,173)

FINANCING ACTIVITIES
Proceeds from short-term debt                               34,337         50,737
Repayments of short-term debt                              (24,377)       (15,581)
Proceeds from long-term debt                               105,000              0
Repayments of long-term debt                               (12,808)             0
Net increase in thrift deposits                             40,840         88,641
Annuity contract receipts                                   93,278         20,568
Annuity contract withdrawals                                (7,692)        (2,591)
Dividends paid                                              (5,848)        (5,524)
Stock options exercised                                         24             22
Purchase of fractional shares                                  (12)             0
Decrease in unearned Employee Stock
    Ownership Plan shares                                    4,375          2,647
                                                       -----------      ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES            227,117        138,919
                                                       -----------      ---------

INCREASE (DECREASE) IN CASH                                (21,518)           331

Cash at beginning of year                                   31,058         28,433
                                                       -----------      ---------

CASH AT JUNE 30,                                       $     9,540      $  28,764
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

         Prior to 1995 and its acquisition by the Company, Casualty participated in an intercompany pooling arrangement with several insurance subsidiaries of its former parent whereby Casualty ceded its insurance risks to these affiliates and reassumed a portion of the former parent's pooled book of business. Because of this intercompany pooling arrangement, separate financial statements on an unpooled basis were not prepared. Accordingly, pro forma results of Casualty's 1994 second quarter and six months June 30, operations would not be meaningful.

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


                                                                          FREMONT GENERAL CORPORATION



Date:  February 6, 1996                                                   /s/    JOHN A. DONALDSON
                                                                    ---------------------------------------
                                                                          John A. Donaldson, Controller
                                                                          and Chief Accounting Officer