Form 10-Q/A
period 1995-09-30
FREMONT GENERAL CORP
filed 1996-02-07
CIK 38984

==============================================================================


                                  FORM 10-Q/A
                                AMENDMENT NO. 2


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
(Thousands of dollars)
(Unaudited)




                                                                      September 30,    December 31,
                                                                           1995            1994
                                                                      -------------    ------------
Assets
Securities held to maturity:
  Fixed maturity investments at amortized cost
  (fair value: 1994 - $199,103).............................                    $0         $206,416
Securities available for sale:
  Fixed maturity investments, at fair value
    (amortized cost: 1995 - $1,253,001; 1994 - $311,701)....             1,247,805          235,442
  Non-redeemable preferred stock at fair value
    (amortized cost: 1995 - $289,312; 1994 - $213,935)......               283,646          189,632
                                                                        ----------       ----------
     Total securities available for sale....................             1,531,451          425,074

Loans receivable............................................             1,508,074        1,440,774
Short-term investments......................................               215,825          255,751
Other investments...........................................                 2,707            1,677
                                                                        ----------       ----------
     Total Investments and Loans............................             3,258,057        2,329,692

Cash........................................................                29,341           31,058
Accrued investment income...................................                23,437           13,622
Premiums receivable and agents' balances....................               108,087           48,556
Reinsurance recoverable on paid losses......................                 9,911            7,204
Reinsurance recoverable on unpaid losses....................               261,889          136,151
Deferred policy acquisition costs...........................                86,883           59,286
Costs in excess of net assets acquired......................                74,637           28,776
Deferred income taxes.......................................               105,095           88,426
Other assets................................................                64,253           54,806
Assets held for discontinued operations.....................               264,083          336,813
                                                                        ----------       ----------
     Total Assets...........................................            $4,285,673       $3,134,390
                                                                        ==========       ==========

Liabilities Claims and policy liabilities:
Losses and loss adjustment expenses.........................            $1,451,573         $746,661
Life insurance benefits and liabilities.....................               316,881          172,425
Unearned premiums...........................................               105,948           47,551
Dividends to policyholders..................................                41,062           46,067
                                                                        ----------       ----------
     Total Claims and Policy Liabilities....................             1,915,464        1,012,704

Reinsurance premiums payable and funds withheld.............                 5,587            6,961
Other liabilities...........................................                88,072           68,721
Thrift deposits.............................................               829,124          746,977
Short-term debt.............................................                16,704          176,325
Long-term debt..............................................               746,308          468,390
Liabilities of discontinued operations......................               230,569          303,299
                                                                        ----------       ----------
     Total Liabilities......................................             3,831,828        2,783,377

Commitments and contingencies...............................

Stockholders' Equity
Common Stock, par value $1 per share--Authorized:
  30,000,000 shares; issued and outstanding:
  1995 - 16,929,000 and 1994 - 15,388,000...................                16,929           15,388
Additional paid-in capital..................................               118,280           80,264
Retained earnings...........................................               332,308          331,713
Unearned Employee Stock Ownership Plan shares...............               (6,612)         (10,987)
Net unrealized loss on investments, net of deferred taxes...               (7,060)         (65,365)
                                                                        ----------       ----------
     Total Stockholders' Equity.............................               453,845          351,013
                                                                        ----------       ----------
     Total Liabilities and Stockholders' Equity.............            $4,285,673       $3,134,390
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


                                          FREMONT GENERAL CORPORATION


Date:  February 6, 1996                   JOHN A. DONALDSON
                                          John A. Donaldson, Controller
                                          and Chief Accounting Officer