Form 10-K
period 1995-12-31
FREMONT GENERAL CORP
filed 1996-04-01
CIK 38984

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                                   FORM 10-K
                            ------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

              /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                         COMMISSION FILE NUMBER 1-8007
                            ------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 315-5500
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                         COMMON STOCK, $1.00 PAR VALUE
       LIQUID YIELD OPTION(TM) NOTES DUE 2013 (ZERO COUPON-SUBORDINATED) FREMONT GENERAL FINANCING I -- 9% TRUST ORIGINATED PREFERRED SECURITIES(SM)
                             (TITLE OF EACH CLASS)

                            NEW YORK STOCK EXCHANGE
                  (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1996:

                 COMMON STOCK, $1.00 PAR VALUE -- $395,582,000

     The number of shares outstanding of each of the issuer's classes of common stock as of March 22, 1996:

               COMMON STOCK, $1.00 PAR VALUE -- 25,393,000 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the proxy statement for the 1996 annual meeting of stockholders are incorporated by reference into Part III of this report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

ITEM 1.  BUSINESS

GENERAL

     Fremont General Corporation is a nationwide insurance and financial services holding company, operating select businesses in niche markets. The primary operating strategy of Fremont General is to build upon its core business units through acquisition opportunities and new business development. Fremont General's secondary strategy is to achieve income balance and geographic diversity among its business units in order to limit the exposure of Fremont General and its subsidiaries ("Fremont General" or "the Company") to industry, market and regional concentrations.

     The Company is one of the largest mono-line workers' compensation insurers in the United States, with major market positions in California and Illinois, and a presence in Arizona, Indiana, Michigan and Wisconsin. For the year ended December 31, 1995, the Company's workers' compensation insurance premiums were evenly divided between the western and the mid-western regions. For the year ended December 31, 1995 and 1994, the Company had workers' compensation insurance premiums earned of $575 million and $401 million, respectively. See "Insurance Operations." The Company recently expanded its workers' compensation insurance operations through the acquisition on February 22, 1995 of Casualty Insurance Company ("Casualty") and its wholly-owned subsidiary Workers' Compensation and Indemnity Company ("WCIC"). Casualty is the largest underwriter of workers' compensation insurance in Illinois with additional operations, directly or indirectly, in Indiana, Michigan and Wisconsin. Fremont General believes that this acquisition provides the Company with a national platform upon which to build its workers' compensation insurance business, while providing greater geographic diversification. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note B of Notes to Consolidated Financial Statements. A.M. Best rates the Company's workers' compensation insurance subsidiaries on a consolidated basis as "A-" (Excellent). An "A-" rating is A.M. Best's fourth highest rating category out of fifteen rating categories ranging from "A++" (Superior) to "F" (In Liquidation).

     The Company also has growing financial services operations engaged primarily in commercial and residential real estate lending in California and commercial finance lending, principally to small and middle market companies nationwide. The Company's financial services loan portfolio has grown from $536 million at December 31, 1991 to $1.5 billion at December 31, 1995. By engaging in several selected businesses which are geographically diverse the Company believes it can achieve greater stability in its operating results. Over the five years ended December 31, 1995, the Company's income before taxes grew at a compound annual rate of approximately 21% to $100 million in 1995. The Company's book value increased from $175 million at December 31, 1990 to $498 million at December 31, 1995. The Company's assets were $4.5 billion at December 31, 1995. See "Financial Services Operations."

     Management believes that ownership of the Company's Common Stock by employees has been an important element in the Company's success by enabling the Company to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive and motivation to such individuals to promote the success of the Company. As of December 31, 1995, officers and directors of the Company, their families and the Company's ESOP beneficially owned approximately 30% of the Company's outstanding Common Stock.

     The following Business section contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and elsewhere in this
Form 10-K.

     Fremont General, a Nevada corporation, was incorporated in 1972.

INSURANCE OPERATIONS

  Workers' Compensation Insurance

     Fremont Compensation Insurance Company and its subsidiaries ("Fremont Compensation") underwrites workers' compensation insurance principally in California and Illinois, with a smaller presence in Arizona, Indiana, Michigan, and Wisconsin. With the acquisition of Casualty in 1995, Fremont Compensation is one of the largest mono-line workers' compensation insurers in the United States. In 1995, Fremont

Compensation's workers' compensation insurance premiums were evenly divided between the western and mid-western regions. The Company believes this geographic diversity mitigates potential fluctuations in earnings from cyclical downturns in various regional economies. A.M. Best rates the Company's workers' compensation insurance subsidiaries on a consolidated basis as "A-" (Excellent). In 1995, income before taxes from workers' compensation insurance operations was $85 million.

     Workers' compensation is a statutory system which requires every employer to either purchase insurance or self-insure in order to provide its employees with medical care and other specified benefits for work-related injuries or illnesses. Compensation is payable regardless of who was at fault. Most employers provide for this potential liability by purchasing workers' compensation insurance from insurance carriers. There are four types of benefits payable under workers' compensation policies: medical benefits, vocational rehabilitation benefits, disability benefits and death benefits. The amounts of disability and death benefits payable for claims are established by statute, vocational rehabilitation benefits are provided with certain limitations in some jurisdictions, including California, and no dollar limitation is set forth for medical benefits. See "Regulation -- Insurance Regulation."

     Premiums. Workers' compensation insurance premiums are based upon the policyholder's payroll and may be significantly affected by changes in general economic conditions which impact employment and wage levels, as well as by government regulation. Insurance premiums are also subject to supervision and regulation by the state insurance authority in each state. In July 1993, the California legislature enacted legislation to reform the workers' compensation system and to, among other things, adopt an open rating system through the repeal of the minimum rate law effective January 1, 1995. Illinois has been operating under an open rating system since 1982. In an open rating system, workers' compensation insurers are provided with advisory rates by job classification and each insurance company determines its own rates based in part upon its particular operating and loss costs. Although insurance companies are not required to adopt such advisory rates, companies in Illinois generally follow such rates. However, insurance companies in California have, since the adoption of an open rating system, generally set their premium rates below such advisory rates. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier. See "Regulation -- Insurance Regulation." The repeal of the minimum rate law has resulted in lower premiums and lower profitability on the Company's California workers' compensation insurance policies due to increased price competition. The Company expects that the premiums earned in California will continue to decrease, principally due to price competition. In addition, the Company anticipates price competition to continue in Illinois, where an additional overall decrease in advisory rates of 13.6% was effective January 1, 1996. See "Competition."

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

     Policyholders' Dividends. In 1995, the Company's workers' compensation insurance policies, both in California and those underwritten by Casualty, were predominately written as non-participating, which does not include provisions for the insurer to declare and pay dividends to a policyholder after the expiration of the policy. In 1994 and prior, the Company's policies were predominately written as participating, thereby obligating the Company to consider the payment of dividends to a policyholder, based upon the policyholder's loss experience, the Company's overall loss experience and competitive conditions. This shift in policy type is due primarily to the increased competition in the California market which has resulted from the repeal of the minimum rate law, effective January 1, 1995. See "Premiums" and "Regulation -- Insurance Regulation." The Company anticipates that this shift to non-participating policies will continue and be a characteristic element of the competitive environment.

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

     Competition. The insurance industry is characterized by competition on the basis of price and service. Prior to January 1, 1995, minimum premium rates were prescribed for workers' compensation insurance in California by the Department of Insurance, and competition for underwriting such insurance in California had been based principally upon an insurance carrier's financial strength and history of paying policyholders' dividends. Secondary considerations included loss control and claims administration, the ability to respond promptly to agents and brokers, and commission schedules for agents and brokers. The repeal of the California minimum rate law effective January 1, 1995 has resulted in increased price competition which is adversely affecting the Company's results of operations for its workers' compensation insurance business in California. See "Regulation -- Insurance Regulation." The Company recently expanded its workers' compensation operation through the acquisition on February 22, 1995 of Casualty, which underwrites workers' compensation insurance in several mid-western states, primarily in Illinois. Although Casualty is the largest underwriter of workers' compensation insurance in the Illinois market, based on the competitive nature of the insurance industry and the inherent risks associated with the Company entering into a new geographic market, there can be no assurance that Casualty will continue to maintain its market share in the future. In addition, advisory premium rates established by the National Council on Compensation Insurance, which workers' compensation insurance companies in Illinois generally tend to follow, decreased in 1995. An additional average overall decrease in such advisory rates of 13.6% went into effect on January 1, 1996. As a result, the Company anticipates price competition to continue in Illinois. Furthermore, state regulatory changes could affect competition in the states where the Company transacts insurance business. Although the Company is one of the largest writers of workers' compensation insurance in California and Illinois, certain of the Company's competitors are larger and have greater resources than the Company.

     Marketing. The Company markets its workers' compensation insurance products through more than 1,200 non-exclusive independent insurance agents and brokers, many of whom have been associated with the Company for more than 15 years. During 1995, the ten largest agents accounted for approximately 9% of the Company's workers' compensation insurance premiums written, and no single agent or broker accounted for more than 2% of premiums written.

  Medical Malpractice Insurance

     The Company's medical malpractice insurance operation underwrites primarily standard professional liability insurance on a "claims made" basis in California. Coverage is provided for claims reported to the Company during the policy period arising from incidents that occurred at any time that the insured was covered by the policy. Fremont Indemnity Company, within which the medical malpractice insurance is written, is currently rated "B++" (Very Good) by A.M. Best. The Company offers coverage for individual medical doctors, anesthesiologists, podiatrists, as well as medical groups, community clinics, laboratories and miscellaneous medical clinics. The Company markets its policies exclusively through approximately 300 non-exclusive independent insurance agents and brokers. Revenues from this subsidiary were not significant in 1995, 1994 and 1993.

  Reinsurance Ceded

     Reinsurance is ceded primarily to reduce the liability on individual risks and to protect against catastrophic losses. The Company follows the industry practice of reinsuring a portion of its risks. For this coverage, the Company pays the reinsurer a portion of the premiums received on all policies.

     The Company maintains excess of loss reinsurance treaties with various reinsurers for each of its insurance lines. Under the current workers' compensation reinsurance treaties, various reinsurers assume liability on that portion of the loss that exceeds $1 million per occurrence, up to a maximum of $199 million per occurrence. Further, in conjunction with the acquisition of Casualty, certain treaties were established between the Company and The Continental Insurance Company ("Continental") whereby certain liabilities of Casualty, which were not part of the business acquired, were ceded to Continental. For medical malpractice insurance, excess of loss reinsurance treaties cover claims and losses above $1 million, up to a maximum of $5 million. Although reinsurance makes the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded, it does not legally discharge an insurer from its primary liability for the full amount of the policy liability. All of the foregoing reinsurance is with non-affiliated reinsurers. The Company believes that the terms of its reinsurance contracts are consistent with industry practice and, based on its review of the reinsurers' financial statements and reputations in the reinsurance marketplace, that its reinsurers are financially sound. The Company encounters disputes from time to time with its reinsurers, which, if not settled, are typically resolved in arbitration.

     The Company's treaties are generally for annual terms. The Company has maintained reinsurance treaties with many of these same reinsurers for a number of years and believes that suitable alternative reinsurance treaties are readily obtainable at the present time. In general, the reinsurance agreements are of the treaty variety and cover all underwritten risks of types specified in the treaties. As of December 1995, The Continental Insurance Company and General Reinsurance Corporation were the only reinsurers that accounted for more than 10% of total amounts recoverable from all reinsurers on paid and unpaid losses.

  Operating Data

     Set forth below is certain information pertaining to the Company's workers' compensation insurance business as determined in accordance with GAAP for the years indicated. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of certain of this information.

                                        1995         1994         1993         1992         1991
                                      --------     --------     --------     --------     --------
                                                 (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Workers' Compensation
  Net premiums earned...............  $574,952     $401,455     $426,793     $378,468     $371,981
  Net investment income and
     other(1).......................    87,304       52,747       56,733       67,458       62,370
  Underwriting profit (loss)........    (2,295)       9,452       (6,958)     (25,659)     (21,132)
  Net income before taxes...........    85,009       62,199       49,775       41,799       41,238
     Loss Ratio.....................      75.9%        62.1%        70.4%        82.2%        70.9%
     Expense ratio..................      24.5%        23.1%        20.6%        21.8%        25.0%
     Policyholders' dividend
       ratio........................       0.0%        12.4%        10.6%         2.8%         9.8%
                                      --------     --------     --------     --------     --------
          Total combined ratio......     100.4%        97.6%       101.6%       106.8%       105.7%

- ---------------
(1) Includes net realized investment gains and interest expense.

     Statutory Combined Ratio. The following table reflects the combined ratios of the Company's insurance subsidiaries determined in accordance with statutory accounting practices, together with the property and casualty industry-wide combined ratios after policyholders' dividends, as compiled by A.M. Best for the years indicated.

                                                              YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                                   1995          1994      1993      1992      1991
                                               -------------     -----     -----     -----     -----
Workers' compensation:
  Company....................................          100.1%     98.5%     98.8%    110.4%    104.8%
  Industry(1)................................  not available     101.4%    109.1%    121.5%    122.6%

- ---------------
(1) Nationwide statutory combined ratio information for the workers' compensation insurance industry for 1991 through 1994 is from A.M. Best's Aggregates & Averages, Property-Casualty (1992 through 1995 editions).

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

     The following table sets forth the Company's consolidated ratio of net property and casualty premiums written during the period to policyholders' surplus on a statutory basis at the end of the period, for the periods indicated:

                                                        YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------
                                        1995         1994         1993         1992         1991
                                      --------     --------     --------     --------     --------
                                                  (THOUSANDS OF DOLLARS, EXCEPT RATIOS)
Net premiums written during the
  year..............................  $683,711(1)  $425,631     $454,867     $414,218     $404,701
Policyholders' surplus at end of
  year..............................   299,408      235,294      221,857      162,714      158,512
Ratio...............................       2.3x         1.8x         2.1x         2.5x         2.6x

- ---------------
(1) Includes net written premium for Casualty and WCIC for the period January 1, 1995 through February 21, 1995, which was prior to the Company's acquisition of Casualty on February 22, 1995.

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

     Reconciliation of Loss and Loss Adjustment Expense Reserves. The following table shows in accordance with GAAP the reconciliation of the estimated liability for losses and LAE for the Company's property and casualty insurance subsidiaries (excluding discontinued operations) and the effect on income for each of the three years indicated.

                 RECONCILIATION OF RESERVES FOR LOSSES AND LAE

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            1995          1994           1993
                                                         ----------     ---------      ---------
                                                                 (THOUSANDS OF DOLLARS)
Reserves for losses and LAE, net of reinsurance
  recoverable, at beginning of year....................  $  610,510     $ 644,190      $ 633,394
Incurred losses and LAE:
  Provision for insured events of the current year, net
     of reinsurance....................................     459,951       290,833        323,279
  Increase (decrease) in provision for insured events
     of prior years, net of reinsurance................       1,382       (17,234)(1)     (4,126)
                                                         ----------     ---------      ---------
          Total incurred losses and LAE................     461,333       273,599        319,153
Payments:
  Losses and LAE, net of reinsurance, attributable to
     insured events of:
     Current year......................................    (132,358)      (70,505)       (67,805)
     Prior years.......................................    (358,423)     (236,774)      (240,552)
                                                         ----------     ---------      ---------
          Total payments...............................    (490,781)     (307,279)      (308,357)
                                                         ----------     ---------      ---------
          Subtotal.....................................     581,062       610,510        644,190
Liability for losses and LAE for Casualty Insurance
  Company acquired during the current year.............     604,644            --             --
                                                         ----------     ---------      ---------
Reserves for losses and LAE, net of reinsurance
  recoverable, at end of year..........................   1,185,706       610,510        644,190
Reinsurance recoverable for losses and LAE, at end of
  year.................................................     269,986       136,151        138,737
                                                         ----------     ---------      ---------
Reserves for losses and LAE, gross of reinsurance
  recoverable, at end of year..........................  $1,455,692     $ 746,661      $ 782,927
                                                         ==========     =========      =========

- ---------------
(1) See "Analysis of Loss and Loss Adjustment Expense Development" below for discussion of the decrease in reserve estimates during 1994.

     Analysis of Loss and Loss Adjustment Expense Development. The following table shows the cumulative amount paid against the previously recorded liability at the end of each succeeding year and the cumulative development of the estimated liability for the ten years ending December 31, 1995. Conditions and trends that have affected the development of these reserves and payments in the past will not necessarily recur in the future. Accordingly, it would not be appropriate to use this cumulative history to project future performance.

     The re-estimated liability portion of the following table shows the year by year development of the previously estimated liability at the end of each succeeding year. The re-estimated liabilities are increased or decreased as more information becomes known about the frequency and severity of claims for individual years. The increases or decreases are reflected in the current year's operating earnings. Each column shows the reserve held at the indicated calendar year-end and cumulative data on re-estimated liabilities for the year and all prior years making up those calendar year end liabilities. The effect on income of the charge (credit) during the current period (i.e., the difference between the estimated liability at December 31 and the liability estimated one year later) is shown in the table above for each of three most recent years as "Increase (decrease) in provision for insured events of prior years."

     CHANGES IN HISTORICAL RESERVES FOR LOSS AND LAE FOR THE LAST TEN YEARS
                       GAAP BASIS AS OF DECEMBER 31, 1995

                                                                            YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------------------------
                                                     1985       1986       1987       1988       1989       1990       1991
                                                   --------   --------   --------   --------   --------   --------   --------
                                                                             (THOUSANDS OF DOLLARS)
Reserves for Loss and LAE, net of reinsurance
  recoverable....................................  $382,066   $384,923   $390,799   $406,823   $647,559   $652,284   $627,103
Net reserve re-estimated as of:
 One year later..................................   409,681    413,549    402,902    396,091    636,039    624,953    668,107
 Two years later.................................   406,550    410,654    389,973    377,080    607,253    647,959    660,729
 Three years later...............................   390,847    403,767    374,330    356,961    607,492    638,879    651,482
 Four years later................................   392,108    394,868    361,209    350,736    599,052    627,194    654,403
 Five years later................................   385,919    384,891    358,645    375,550    593,527    631,165
 Six years later.................................   385,247    385,732    369,320    373,514    596,808
 Seven years later...............................   382,482    391,036    371,863    375,364
 Eight years later...............................   385,334    394,790    372,920
 Nine years later................................   388,250    396,359
 Ten years later.................................   388,744
Net cumulative redundancy (deficiency)...........    (6,678)   (11,436)    17,879     31,459     50,751     21,119    (27,300)
Cumulative amount of reserve paid, net of reserve
 recoveries, through:
 One year later..................................   134,969    136,523    128,565    125,563    226,101    245,777    257,591
 Two years later.................................   226,952    228,926    213,323    211,529    374,876    403,105    419,638
 Three years later...............................   282,748    286,155    266,605    263,229    461,366    495,707    521,729
 Four years later................................   317,928    320,729    298,956    291,817    514,890    550,404    583,013
 Five years later................................   339,771    342,673    316,483    320,511    547,535    585,094
 Six years later.................................   352,179    354,069    333,461    339,998    567,871
 Seven years later...............................   359,469    365,410    346,547    351,805
 Eight years later...............................   367,029    375,384    353,517
 Nine years later................................   373,853    380,437
 Ten years later.................................   377,177
Net reserve -- December 31.......................
Reinsurance recoverable..........................
Gross reserve -- December 31.....................
Net re-estimated reserve.........................
Re-estimated reinsurance recoverable.............
Gross re-estimated reserve.......................
Gross cumulative redundancy (deficiency).........

                                                             YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------
                                                     1992       1993       1994        1995
                                                   --------   --------   --------   ----------

Reserves for Loss and LAE, net of reinsurance
  recoverable....................................  $633,394   $644,190   $610,510   $1,185,709
Net reserve re-estimated as of:
 One year later..................................   629,268    626,956    611,892           --
 Two years later.................................   615,747    633,333
 Three years later...............................   621,348
 Four years later................................
 Five years later................................
 Six years later.................................
 Seven years later...............................
 Eight years later...............................
 Nine years later................................
 Ten years later.................................
Net cumulative redundancy (deficiency)...........    12,046     10,857     (1,382)          --
Cumulative amount of reserve paid, net of reserve
 recoveries, through:
 One year later..................................   240,552    236,774    241,667(1)         --
 Two years later.................................   402,048    392,237
 Three years later...............................   499,924
 Four years later................................
 Five years later................................
 Six years later.................................
 Seven years later...............................
 Eight years later...............................
 Nine years later................................
 Ten years later.................................
Net reserve -- December 31.......................                        $610,510   $1,185,709
Reinsurance recoverable..........................                         136,151      269,983
                                                                         --------   ----------
Gross reserve -- December 31.....................                        $746,661   $1,455,692
                                                                         =========  ===========
Net re-estimated reserve.........................                        $611,892
Re-estimated reinsurance recoverable.............                         135,931
                                                                         --------
Gross re-estimated reserve.......................                        $747,823
                                                                         =========
Gross cumulative redundancy (deficiency).........                        $ (1,162)
                                                                         =========

- ---------------

(1) Excludes $116,756,000 in loss and LAE payments on 1994 and prior years related to reserves acquired from Casualty.

     The Company is required to maintain reserves to cover its estimated ultimate liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves do not represent an exact calculation of liabilities, but rather are estimates involving actuarial projections at a given time of what the Company expects the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims' frequency and severity and judicial theories of liability as well as other factors. The Company regularly reviews its reserving techniques, overall reserve position and its reinsurance. In light of present facts and current legal interpretations, management believes that adequate provision has been made for loss reserves. In making this determination, management has considered its claims experience to date, loss development history for prior accident years, estimates of future trends of claims frequency and severity, and various external factors such as judicial theories of liability. However, establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. Subsequent actual experience has resulted and could result in loss reserves being too high or too low. Future loss development could require reserves for prior periods to be increased, which would adversely impact earnings in future periods.

     In 1995, there was relatively insignificant development on 1994 and prior accident years of $1.4 million. In 1994, the Company decreased its losses and LAE reserves for 1993 and prior accident years by $17.2 million. This reserve decrease was partially offset by an increase in the liability for dividends to policyholders. Further, this reduction in reserves represents the recognition of a continued decrease in the frequency and severity of reported claims on 1994 and prior accident years. For the 1993 calendar year, losses and LAE development on 1992 and prior accident years was a relatively modest $4.1 million decrease in loss and LAE reserves. The Company is not able to determine with certainty the specific cause or causes of increases and decreases in claims experience that led to these changes in reserves but has reached its own conclusion based on a review of its internal data base and a subjective evaluation of external factors. The following discussion is a summary of the principal considerations that the Company evaluated in determining workers' compensation insurance reserve adjustments during 1994 and 1993.

     The Company believes that a number of factors including the economic recession in California (including unemployment rates) in the early 1990's, primarily 1990 and 1991, led to increases in the occurrence and magnitude of post-employment stress claims submitted to the Company, including many fraudulent claims. These conditions mirrored those of the California workers' compensation industry in general as private workers' compensation insurers in California, including the Company, substantially increased loss reserves in calendar year 1992 for the 1990 and 1991 accident years. The effect of fraud on the industry during 1990 and 1991 is further supported by the impact of actions taken by the California legislature in 1992 to limit workers' compensation fraud. In connection with this legislation, the Company instituted its "zero tolerance" program and began to aggressively investigate and prosecute those attempting to defraud policyholders through filing and encouraging fraudulent workers' compensation insurance claims. Thus, while unemployment continued to remain high in California during 1992 the number of claims and loss ratios for the industry on the 1992 accident year declined. The Company believes the decline in claim frequency and severity, which continued into 1994, is due primarily to the anti-fraud legislation enacted in California and the anti-fraud campaigns thereafter undertaken by the Company and other members of the workers' compensation insurance industry. In 1993, the Company only partially recognized this decline in claim frequency and severity, due in part to a lack of sufficient information to confirm the continued trend in claim frequency and severity decreases. The significant reserve decrease in 1994 for losses and LAE on 1993 and prior accident years of $17.2 million represents the Company's additional recognition of these claim frequency and severity decreases, and reflects the results of the Company's review of statistical evidence that emerged in 1994 which further confirmed the claim frequency and severity decreases related to the 1993 and prior accident years.

INVESTMENT PORTFOLIO

     The Company manages its investments internally. The following portfolio information reflects the Company's continuing operations. See "Discontinued Operations."

     The following table reflects the amortized cost and fair value of fixed maturity investments and non-redeemable preferred equity securities by major category, as well as the amortized cost and fair value of cash and short-term investments on the dates indicated.

                                                 DECEMBER 31, 1995             DECEMBER 31, 1994
                                             -------------------------       ----------------------
                                             AMORTIZED         FAIR          AMORTIZED       FAIR
                                                COST          VALUE            COST         VALUE
                                             ----------     ----------       ---------     --------
                                                             (THOUSANDS OF DOLLARS)
Available for sale:
  United States Treasury securities and
     obligations of other US government
     agencies and corporations.............  $  136,626     $  149,250       $  53,045     $ 45,152
  Redeemable preferred stock...............      15,887         15,764           4,249        3,491
  Mortgage-backed securities...............     340,682        337,133         189,551      130,675
  Corporate securities
     Banks.................................     123,144        125,836          24,744       20,125
     Financial.............................     117,013        120,242          10,000        8,225
     Transportation........................      16,888         17,241              --           --
     Utilities.............................      13,427         13,820              --           --
     Industrial............................     491,767        517,264          30,112       27,774
                                             ----------     ----------        --------     --------
          Total............................   1,255,434      1,296,550         311,701      235,442
  Non-redeemable preferred stock...........     285,337        277,451         213,935      189,632
                                             ----------     ----------        --------     --------
          Total............................  $1,540,771     $1,574,001       $ 525,636     $425,074
                                             ==========     ==========        ========     ========
Held to maturity:
  United States Treasury securities and
     obligations of other US government
     agencies and corporations.............  $       --     $       --       $  53,695     $ 51,407
  Mortgage-backed securities...............          --             --         152,721      147,696
                                             ----------     ----------        --------     --------
          Total............................  $       --     $       --       $ 206,416     $199,103
                                             ==========     ==========        ========     ========
Short-term investments.....................  $  362,163     $  362,163       $ 255,751     $255,751
Cash.......................................      39,559         39,559          31,058       31,058

     As of December 31, 1995, substantially all of the fixed maturity investments in the portfolio were rated investment grade. Using Standard and Poor's, Moody's and Fitch's rating services, 59% were rated "A" or higher, 40% were rated BBB and 1% were rated BB. As of December 31, 1995, these investment securities had an approximate fair value of $1.3 billion, which was higher than amortized cost by approximately $41 million. The Company does not currently plan or intend to invest in securities rated below investment grade.

     The following table reflects the average cash and investment assets of the Company and its subsidiaries for the periods indicated.

                                                                 YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             1995           1994          1993
                                                          ----------     ----------     --------
                                                              (THOUSANDS OF DOLLARS, EXCEPT
                                                                        PERCENTS)
Average cash and investment assets
  Cash..................................................  $   24,657     $   29,693     $ 33,700
  Investment assets.....................................   1,591,972      1,060,001      925,794
                                                          -----------    -----------    --------
          Total.........................................  $1,616,629     $1,089,694     $959,494
                                                          ===========    ===========    ========
Percent earned on (excluding realized gains and losses):
  Cash and investment assets............................        7.38%          6.99%        7.83%
  Investment assets only................................        7.49%          7.19%        8.11%
Percent earned on (including realized gains and losses):
  Cash and investment assets............................        7.38%          6.97%        8.05%
  Investment assets only................................        7.49%          7.16%        8.34%

     The Company's general investment philosophy is to hold fixed income securities for long term investment. As a result of changing accounting and industry practice and management's evaluation of the investment portfolio, the Company has segregated its portfolio into investments held to maturity and those that would be available for sale in response to changing market conditions, liquidity requirements, interest rate movements and other investment factors. At December 31, 1995 and 1994, Company held securities having an amortized cost of $1.5 billion and $526 million, respectively, as available for sale. See "Item 7. Management's Discussion and Analysis" and Notes A and C of Notes to Consolidated Financial Statements.

     The following table sets forth maturities in the fixed maturity and short-term investment portfolios at December 31, 1995:

                                                               AMORTIZED
                                                                  COST        PERCENTAGE
                                                               ----------     ----------
                                                                (THOUSANDS OF DOLLARS,
                                                                   EXCEPT PERCENTS)
        One year or less.....................................  $  389,521          24%
        Over 1 year through 5 years..........................     245,447          15
        Over 5 years through 10 years........................     495,154          31
        Over 10 years........................................     146,793           9
        Mortgage-backed securities...........................     340,682          21
                                                               -----------        ---
                  Totals.....................................  $1,617,597         100%
                                                               ===========        ===

     Using Standard and Poor's, Moody's and Fitch's rating services, the following table sets forth the quality mix of the Company's fixed maturity investment portfolio at December 31, 1995:

                                                                            PERCENTAGE
                                                                            -----------
        AAA (Including US government obligations).......................         31%
        AA..............................................................          2
        A...............................................................         26
        BBB.............................................................         40
        BB..............................................................          1
                                                                                ---
                  Total.................................................        100%
                                                                                ===

FINANCIAL SERVICES OPERATIONS

  Real Estate Lending

     In 1990, the Company acquired Investors Bancor, a holding company for Fremont Investment & Loan (formerly Investors Thrift), a California thrift and loan from Tomar Financial Corporation for approximately $6.7 million. Fremont Investment & Loan ("Fremont I & L") serves more than 23,000 customers through its 12 branches, and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). See "Regulation -- Thrift and Loan Regulation." Fremont I & L's operations are primarily engaged in commercial and residential real estate lending. Income before taxes from the real estate lending operation has increased significantly from $2.5 million in 1991 to $10.6 million in 1995. Assets of the real estate lending operation have grown from $278 million at the end of 1991 to $1.05 billion at the end of 1995, due to increased loan originations and to the purchase of loan portfolios from other financial institutions. Fremont I & L funds its lending activities through its deposits and capital. Deposits consists of full-paid investment certificates (which are similar to certificates of deposit) and installment investment certificates (which are similar to passbook accounts and money market accounts). Deposits totaled $926 million at December 31, 1995.

     The ability of the Company to continue to originate loans, and of borrowers to repay outstanding loans, may be impaired by adverse changes in local or regional economic conditions which affect such areas or by adverse changes in the real estate market in those areas. Such events could also significantly impair the value of the underlying collateral. If the Company's collateral were to prove inadequate, the Company's results of operations could be adversely affected. In addition, the financial services industry is characterized by competition on the basis of price and service.

     Loan Origination. Fremont I & L originates loans through independent loan brokers and through its own loan agents. In 1994, Fremont I & L purchased an aggregate of $366 million in primarily California commercial real estate loan portfolios from financial institutions. Acquisition costs of purchased loan portfolios are significantly lower than if loans were originated by the Company. In 1995, no portfolios of commercial real estate loans were purchased, primarily due to increased competition which resulted in inadequate yields or unacceptable risk profiles for the portfolios considered. The Company originates and purchases loans primarily for its own portfolio rather than for resale to third parties. The Company performs an internal evaluation of the underlying collateral at the time each loan is purchased and applies strict underwriting guidelines that include conservative loan-to-value ratios.

     Fremont I & L has primarily focused on the origination of commercial real estate loans secured by first trust deeds on income-producing properties in California. The real estate securing these loans include a wide variety of property types, such as small office buildings, small shopping centers, owner-user office/warehouses and retail properties. Fremont I & L does not originate commercial real estate construction and development loans. The majority of the commercial real estate loans originated are adjustable rate loans and generally range between $1 to $5 million. As of December 31, 1995, the average loan size was $1,030,000 and the approximate average loan-to-value ratio was 66%, using the most current available appraised values and current balances outstanding. The total amount of commercial real estate loans outstanding at December 31, 1995 was $731 million or 81% of the loan portfolio. Loans secured by commercial real estate are generally considered to entail a higher level of risk than loans secured by residential real estate. Although the properties securing the Company's commercial real estate loans generally have good operating histories, there is no assurance that such properties will continue to generate sufficient funds to allow their owners to make full and timely mortgage loan payments. At December 31, 1995, Fremont I & L had forty-seven non-accrual commercial real estate loans totaling approximately $21.5 million and commercial real estate owned of approximately $4.4 million.

     Fremont I & L also originates loans secured by single-family residences. At December 31, 1995, single family residential real estate secured loans, represented $166 million, or 18%, of Fremont I & L's loan portfolio. Substantially all of these loans are secured by first trust deeds. These loans have principal amounts primarily below $300,000, have maturities of nine to thirty years and are approved in accordance with lending policies approved by Fremont I & L's Board of Directors which includes standards covering, among other things, collateral value, loan to value and debt ratio. At December 31, 1995, the average single-family loan amount was $118,000, and the approximate average loan-to-value ratio was 74%, using appraised values at the time of loan origination and current balances outstanding.

     The portfolio of Fremont I & L's loans receivable as of the dates indicated are summarized in the following table by type of primary collateral.

                                                                    YEAR ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                   1995       1994       1993
                                                                 --------   --------   --------
                                                                     (THOUSANDS OF DOLLARS)
Commercial real estate loans...................................  $730,599   $687,198   $302,202
Residential real estate loans..................................   165,888    103,532     64,608
Contract loans.................................................       547     32,990     52,214
Installment loans..............................................     1,783      3,191      5,638
Finance leases.................................................        --        114        794
                                                                 --------   --------   --------
Loans receivable before deferred fees and costs................   898,817    827,025    425,456
Purchase discount and deferred fees and costs..................    (9,865)   (19,498)       (24)
                                                                 --------   --------   --------
     Total loans receivable, purchase discount and deferred
       fees and costs..........................................   888,952    807,527    425,432
Less allowance for possible loan losses........................   (17,498)   (14,391)   (11,880)
                                                                 --------   --------   --------
     Loans receivable, net.....................................  $871,454   $793,136   $413,552
                                                                 ========   ========   ========

     Funding Sources. Fremont I & L obtains funds from depositors by offering full-paid investment certificates and installment investment certificates insured by the FDIC to the legal maximum through its 12 branches in California. Fremont I & L has typically offered higher interest rates to its depositors than do most full service financial institutions. At the same time, it has minimized the cost of maintaining these accounts by not offering transaction accounts or services such as checking, safe deposit boxes, money orders, ATM access and other traditional retail services. Fremont I & L generally effects deposit withdrawals by issuing checks rather than disbursing cash, which minimizes operating costs associated with handling and storing cash. Additional financing became available from the Federal Home Loan Bank of San Francisco effective January 1995. This financing is available at varying rates and terms. As of December 31, 1995, $170 million was available under the facility and no borrowings were outstanding.

     The table below summarizes Fremont I & L's investment certificates as of December 31, 1995 which are stated in amounts of $100,000 or more, by maturity and by type.

                                            INVESTMENT CERTIFICATES $100,000 OR MORE, MATURING
                                          ------------------------------------------------------
                                          3 MONTHS   OVER 3 THROUGH   OVER 6 THROUGH     OVER
                                          OR LESS       6 MONTHS        12 MONTHS      12 MONTHS    TOTAL
                                          --------   --------------   --------------   ---------   -------
                                                          (THOUSANDS OF DOLLARS)
Retail..................................   $2,285        $2,500           $3,845        $ 6,624    $15,254
IRA's...................................      227           201              316            436      1,180
Wholesale...............................      311           300            2,967          5,359      8,937
Brokered................................    5,550         2,494            1,451         46,027     55,522
                                           ------        ------           ------        -------    -------
     Total..............................   $8,373        $5,495           $8,579        $58,446    $80,893
                                           ======        ======           ======        =======    =======

  Commercial Finance

     The Company's commercial finance subsidiary, Fremont Financial Corporation ("Fremont Financial"), provides working capital loans, primarily secured by accounts receivable and inventory, to small and middle market companies on a nationwide basis. Fremont Financial's total loan portfolio has grown from $189 million at December 31, 1991 to $569 million at December 31, 1995. This growth has been achieved through development of Fremont Financial's customer base through loan originations and through participation in syndicated loan transactions. In 1995, income before taxes from commercial finance was $22.8 million. The lending market has become increasingly competitive for small to middle market commercial borrowers. As a result, Fremont Financial has experienced decreasing yields on its commercial finance loans. In addition, adverse economic developments can negatively affect the Company's business and results of operations in a number of ways. Such developments can reduce the demand for loans, impair the ability of borrowers to pay loans and impair the value of the underlying collateral. Commercial finance loans made by Fremont Financial are primarily on a revolving short-term basis (generally two or three years) and secured by assets which primarily include accounts receivable, inventory, machinery and equipment and, to a lesser extent, real estate and other types of collateral. In addition, Fremont Financial also makes term loans secured primarily by equipment and real estate. The term loans originated in conjunction with revolving loans are cross-collateralized (i.e., the same collateral is used to support both the term loans and all the related revolving loans) and coterminous with the related revolving loan made to the same borrower. The term to maturity for the term loans is generally five to seven years; however, certain term loans are "balloon loans" that amortize over a longer period and therefore do not amortize fully before their respective maturities. Commercial loans also include secured loans originated and serviced by other asset-based lenders and participated in by Fremont Financial. As of December 31, 1995, the average outstanding commercial loan balance was $2.7 million. Loans outstanding to a single borrower generally range in size from $500,000 to $15,000,000.

     The major avenue of growth for Fremont Financial remains the establishment of new lending relationships. The Company has a national presence with regional offices in Santa Monica, Chicago, New York and Atlanta, as well as eight other marketing offices across the country. To provide a stable source of funds to facilitate the continued expansion of its asset-based lending business, the Company, in 1993, established the Fremont Small Business Loan Master Trust ("Fremont Trust") for the purpose of securitizing the greater part of its commercial finance loan portfolio. The Fremont Trust is a master trust that can issue multiple series of asset-backed certificates which represent undivided interests in the Fremont Trust's assets (primarily commercial finance loans) and Fremont Financial will continue to service the loans thereunder. The proceeds from the sale of the initial series of asset-backed certificates ("Series A") under this program in April 1993 were $200 million bearing interest at the rate of LIBOR plus 0.47%. In November 1993, an additional $100 million of these certificates ("Series B") were sold bearing interest at the rate of LIBOR plus 0.5%. The securities issued in this program have a scheduled maturity of three and four years, but could mature earlier depending on fluctuations in outstanding balances of loans in the portfolio and other factors. During April 1995, the Company issued $30 million in subordinated variable rate asset-backed certificates, which mature in 2000, via a private placement. As of December 31, 1995, up to $500 million in additional publicly offered asset-backed certificates may be issued pursuant to a shelf registration statement to fund future growth in the commercial finance loan portfolio. In February 1996, $135 million in asset-backed certificates ("Series C") were issued which mature in 2000. The proceeds were used, in conjunction with existing cash, to retire the $200 million in Series A certificates. The Series B certificates are scheduled to mature in 1997. In December 1995, a commercial paper facility was established as part of the asset securitization program. This facility provides for the issuance of up to $150 million in commercial paper, dependent upon the level of assets within the asset securitization program. This facility, which expires in December 1998, had no amounts outstanding under it as of December 31, 1995. The commercial finance operation also has an unsecured revolving line of credit with a syndicated bank group that presently permits borrowings of up to $300 million, of which $185 million was outstanding as of December 31, 1995. This credit line is primarily used to finance assets which are not included in the Company's asset securitization program. This credit line expires August 1998.

     The Company's customer base consists primarily of small to middle market manufacturers and distributors which generally require financing for working capital and debt restructuring. At December 31, 1995, the Company had approximately 195 loans outstanding in 34 states and the District of Columbia. Approximately 32% of total loans outstanding were made to companies based in California, and no other state accounted for more than 10% of total loans outstanding.

     Asset-based revolving loans permit a company to borrow from the lender at any time during the term of the loan agreement, up to the lesser of a maximum amount set forth in the loan agreement or a percentage of the value of the collateral which primarily secures such loans. Under an asset-based lending agreement, the borrower retains the credit and collection risk with respect to the collateral in which the lender takes a security interest. Cash collections are received as often as daily by or on behalf of the borrower after the loan is initially made. These collections are paid to the lender to reduce the loan balance.

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

     Over the past four years, the majority of Fremont Financial's loans that have been liquidated have been fully repaid, as Fremont Financial attempts to work closely with the borrower through the liquidation to ensure repayment of the loan. Fremont Financial seeks to maintain conservative collateral valuations and perfection of security interests.

     Fremont Financial primarily competes with commercial finance companies and banks, most of whom are larger and have greater financial resources than Fremont Financial. The principal competitive factors are the rates and terms upon which financing is provided and customer service. The lending market has become increasingly competitive for small to middle market commercial borrowers. As a result, Fremont Financial has experienced decreasing yields on its commercial finance loans.

  Premium Financing and Life Insurance

     The Company finances property and casualty insurance premiums through its subsidiary, Fremont Premium Finance Corporation. This premium finance loan portfolio is collateralized by the unearned premiums of the underlying insurance policies. Revenues and operating income from this subsidiary were not significant in 1995, 1994 or 1993.

     Prior to January 1, 1996, the Company offered life insurance products, including annuities, credit life and disability insurance and term life insurance for consumers, through its subsidiary, Fremont Life Insurance Company. On December 31, 1995 and on January 1, 1996, the Company entered into reinsurance and assumption agreements with a reinsurer whereby assets and liabilities related to certain life insurance and annuity policies were ceded to the reinsurer. These reinsurance agreements are part of several other agreements which collectively act to significantly reduce the Company's life insurance operations. The effect on operations from these agreements is not expected to be material, and revenues and operating income from this subsidiary were not significant in 1995, 1994 or 1993.

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

     The Company supports these discontinued operations with $191 million in cash and investment grade fixed income securities, reinsurance recoverables of $54 million and other assets totaling $18 million. The Company estimates that the dedicated assets supporting these operations and all future cash inflows will be adequate to fund future obligations. However, should those assets ultimately prove to be insufficient, the Company believes that its property and casualty subsidiaries would be able to provide whatever additional funds might be needed to complete the liquidation without having a material adverse effect on the Company's consolidated financial position or results of operations. See Note M of Notes to Consolidated Financial Statements. The discontinued operations have investment portfolios which resemble the portfolios in the ongoing operations with regard to asset allocation, quality, performance and maturities.

REGULATION

  Insurance Regulation

     The Company's workers' compensation insurance operations are concentrated in California and Illinois, with additional writings in Arizona, Indiana, Michigan and Wisconsin. Insurance companies are subject to supervision and regulation by the state insurance authority in each state in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders rather than investors or shareholders of an insurer. The extent of such regulation varies, but generally derives from state statutes that delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency which must be met and maintained by insurers, the licensing to do business of insurers and agents, the nature of and limitations on investments by insurers, premium rates for certain property and casualty insurance, and life and disability insurance, the provisions which insurers must make for current losses and future liabilities and the approval of policy forms. Additionally, most states require issuers to participate in assigned risk plans which provide insurance coverage to individuals or entities who are unable to obtain coverage from existing insurers in those states. The net profit or loss incurred in the administration of these plans is allocated back to participant insurers based on the insurers' relative market share (i.e. insurance premiums) in each state. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies. The Company's multistate insurance operations require, and will continue to require, significant resources of the Company in order to continue to comply with the regulations of each state in which it transacts business.

     Workers' Compensation Regulation. Illinois began operating under an open rating system in 1982 and California began operating under such a system effective January 1, 1995. In an open rating system, workers' compensation companies are provided with advisory rates by job classification and each insurance company determines its own rates based in part upon its particular operating and loss costs. Although insurance companies are not required to adopt such advisory rates, companies in Illinois generally follow such rates. However, insurance companies in California have, since the adoption of an open rating system, generally set their premium rates below such advisory rates. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier.

     In July 1993, California enacted legislation to reform the workers' compensation insurance system and to, among other things, (i) reduce workers' compensation manual premium rates by 7% effective July 16, 1993 and (ii) adopt an open rating system through the repeal of the minimum rate law effective January 1, 1995. In addition to the July 1993 legislation, in December 1993, the California Insurance Commissioner reduced workers' compensation manual premium rates on new and renewal business an additional 12.7% effective January 1, 1994. In September 1994, California workers' compensation manual premium rates were further reduced by 16% effective October 1, 1994 on all business incepting on or after January 1, 1994.

     The repeal of the minimum rate law on January 1, 1995 has resulted in lower premiums and lower profitability in the Company's California workers' compensation insurance business due to increased price competition. The Company believes that its acquisition of Casualty, with policies written primarily outside of California, has lessened the impact of the repeal of the minimum rate law by providing geographic diversity, which mitigates the impact of economic and regulatory changes within a regional marketplace.

     Prior to January 1, 1995, the Company's policies were predominately written as participating, thereby obligating the Company to consider the payment of dividends to policyholders. The ability of the Company's subsidiaries to pay policyholder dividends on workers' compensation insurance policies was subject to California regulations which stated in part that dividends under a workers' compensation policy could only be paid from surplus accumulated on workers' compensation policies issued in California. Beginning in 1995, the payment of policyholder dividends in respect of workers' compensation policies written in California is not limited. However, in 1995 the Company's workers' compensation insurance policies, both in California and Illinois, were predominately written as non-participating, which does not include provisions for dividend consideration. This shift in policy type is due primarily to the increased competition in the California market which has resulted from the repeal of the minimum rate law, effective January 1, 1995. The Company anticipates that this shift to non-participating policies will continue and be a characteristic element of the competitive environment. In addition, the Company's subsidiaries are required, with respect to their workers' compensation line of business, to maintain on deposit investments meeting specified standards that have an aggregate market value equal to the Company's loss reserves.

     Insurance Guaranty Association Laws. Under insolvency or guaranty fund laws in most states in which the Company's insurance subsidiaries operate, insurers doing business in those states can be assessed, up to the prescribed limits, for losses incurred by policyholders as a result of the insolvency of other insurance companies. The amount and timing of such assessments are beyond the control of the Company and generally have not had an adverse impact on the Company's earnings in years in which such assessments have been made. Premiums written under workers' compensation policies are subject to assessment only with respect to covered losses incurred by the insolvent insurer under workers' compensation policies. The Company believes it does not face any material exposure to guaranty fund assessments.

     Holding Company Regulation. The Company is subject to the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). This act, and similar laws in other states, require the Company to periodically file information with the California Department of Insurance and other state regulatory authorities, including information relating to its capital structure, ownership, financial condition and general business operations. Certain transactions between an insurance company and its affiliates, including sales, loans or investments which in any twelve month period aggregate at least 5% of its admitted assets or 25% of its statutory capital and surplus, also are subject to prior approval by the Department of Insurance.

     The Holding Company Act also provides that the acquisition or change of "control" of a California domiciled insurance company or of any person who controls such an insurance company cannot be consummated without the prior approval of the Insurance Commissioner. In general, presumption of "control" arises from the ownership of voting securities and securities that are convertible into voting securities, which in the aggregate constitute 10% or more of the voting securities of a California insurance company or of a person that controls a California insurance company, such as Fremont General. The Liquid Yield Option(TM) Notes ("LYONs") constitute a security convertible into the voting Common Stock of the Company, and the shares of Common Stock into which a holder's LYONs are convertible and any other securities convertible into Common Stock must be aggregated with any other shares of Common Stock of the holder for purposes of determining the percentage ownership. A person seeking to acquire "control," directly or indirectly, of the Company must generally file with the Insurance Commissioner an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company. The Holding Company Act also effectively restricts the Company from consummating certain reorganizations or mergers without prior regulatory approval.

     The Holding Company Act also limits the ability of the Company's insurance subsidiaries to pay dividends to the Company. The act permits a property and casualty insurance company to pay dividends in any year which, together with other dividends or other distributions made within the preceding twelve months, do not exceed the greater of 10% of its statutory surplus or 100% of its net income as of the end of the preceding year, subject to a limit equal to prior year end unassigned funds less unrealized capital gains contained within unassigned funds. Larger dividends are payable only upon prior regulatory approval. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs. Based upon restrictions presently in effect, the maximum amount available for payment of dividends by the Company's direct property and casualty subsidiaries during 1996 without prior regulatory approval is approximately $30 million. In addition, insurance regulations require that the Department of Insurance be given fifteen days advance notice of any dividend payment.

     Other Regulations. The NAIC has adopted a formula to calculate risk based capital ("RBC") of property and casualty insurance companies for inclusion in annual statements. The purpose of the RBC model is to help state regulatory authorities monitor the capital adequacy of property and casualty insurance companies by measuring several major areas of risk facing property and casualty insurers including underwriting, credit and investment risks. Companies having less statutory surplus than the RBC model calculates will be required to adequately address these risk factors and will be subject to varying degrees of regulatory intervention, depending on the level of capital inadequacy. As of December 31, 1995 the Company's insurance subsidiaries engaged in continuing operations exceed all RBC levels requiring any regulatory intervention.

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

     Federal and state regulations prescribe certain minimum capital requirements and, while Fremont I & L is currently in compliance with such requirements, the Company could in the future be required to make additional investments in Fremont I & L in order to maintain compliance with such requirements. Federal and state regulatory authorities have the power to prohibit or limit the payment of dividends by Fremont I & L. Future changes in government regulation and policy could adversely affect the thrift and loan industry, including Fremont I & L.

     The FDIC conducted an examination of Fremont I & L as of August 31, 1994. The examination resulted in the FDIC requiring Fremont I & L to enter into a Memorandum of Understanding in January 1995 ("the MOU"). The MOU requires, among other things, that Fremont I & L: (a) maintain management acceptable to the FDIC, (b) maintain a ratio of Tier 1 capital as a percentage of average quarterly assets of at least 8.5%, (c) maintain an adequate reserve for loan losses, (d) reduce its dependence on volatile liabilities, (e) not pay cash dividends without the prior written consent of the FDIC, and (f) effect revisions and enhancements to certain policies and procedures, including lending, collection, reserve for loan losses, asset/liability management and affiliate transaction policies and procedures.

     The FDIC conducted another examination as of March 31, 1995, in conjunction with a DOC examination as of the same date. The FDIC's and DOC's reports issued as a result of this examination indicated that Fremont I & L's compliance with the MOU was satisfactory. The Company does not believe that the restrictions on Fremont I & L's ability to pay dividends imposed by the MOU or by federal or state law will adversely affect the ability of Fremont General to meet its obligations. However, no assurances can be given as to when, or if, the MOU will be terminated.

     California Law. The thrift and loan business conducted by Fremont I & L is governed by the California Industrial Loan Law and the rules and regulations of the Commissioner which, among other things, regulate the collateral requirements and maximum maturities of the various types of loans that are permitted to be made by California-chartered industrial loan companies, i.e., thrift and loan companies or investment and loans.

     Subject to restrictions imposed by applicable California law, Fremont I & L is permitted to make secured and unsecured consumer and non-consumer loans. The maximum term for repayment of loans made by thrift and loan companies range up to forty years and thirty days depending upon collateral and priority of secured position, except that loans with repayment terms in excess of thirty years and thirty days may not in the aggregate exceed 5% of total outstanding loans and obligations of the thrift. Consumer loans secured by real property with terms in excess of three years must be repayable in substantially equal periodic payments unless such loans are covered under the Garn-St. Germain Depository Institutions Act of 1982 (primarily single-family residential loans). Non-consumer loans may be repayable in unequal periodic payments during their respective terms. California law limits lending activities outside of California by thrift and loan companies to no more than 30% of total assets.

     California law contains extensive requirements for the diversification of the loan portfolios of thrift and loan companies. A thrift and loan with outstanding investment certificates may not, among other things, place more than 5% of its loans or other obligations in loans or obligations which are secured only partially, but not primarily, by real property; may not make any one loan secured primarily by improved real property which exceeds 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; may not lend an amount in excess of 5% of its paid-up and unimpaired capital stock and surplus not available for dividends upon the security of the stock of any one corporation; may not make loans to, or hold the obligations of, any one person as primary obligor in an aggregate principal amount exceeding 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; and may have no more than 70% of its total assets in loans which have remaining terms to maturity in excess of seven years and are secured solely or primarily by real property. At December 31, 1995, Fremont I & L was in compliance with all of these requirements.

     A thrift and loan generally may not make any loans to, or hold an obligation of, any of its directors or officers or any director or officer of its holding company or affiliates, except in specified cases and subject to regulation by the DOC. Further, a thrift and loan may not make any loan to, or hold an obligation of, any of its shareholders or any shareholder of its holding company or affiliates, except that this prohibition does not apply to persons who own less than 10% of the stock of a holding company or affiliate which is listed on a national securities exchange, such as Fremont General. Any person who wishes to acquire (i) 10% or more of the voting securities of a California thrift and loan company, or (ii) 10% or more of the voting securities of a holding company of a California thrift and loan company, such as the Company, must obtain the prior approval of the DOC. The LYONs are not voting securities of the Company, but the shares of Common Stock into which such LYONs are convertible constitute voting securities of the Company. Fremont I & L must also obtain prior written approval from the DOC before it may open or relocate any branch or loan production office or close a branch office.

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

     Fremont I & L is subject to federal risk-based capital adequacy guidelines which provide a measure of capital adequacy and are intended to reflect the degree of risk associated with both on- and off-balance sheet items, including residential real estate loans sold with recourse, legally binding loan commitments and standby letters of credit. A financial institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. Financial institutions are generally expected to meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% of qualifying total capital must be in the form of core capital ("Tier 1") -- common stock, noncumulative perpetual preferred stock, minority interests in equity capital accounts of consolidated subsidiaries and allowed mortgage servicing rights, less all intangible assets other than allowed mortgage servicing rights and eligible purchased credit card relationships. Supplementary capital ("Tier 2") consists of the allowance for loan and lease losses up to 1.25% of risk-weighted assets, cumulative perpetual preferred stock, long-term preferred stock (original maturity of at least 20 years), perpetual preferred stock, hybrid capital instruments, term subordinated debt and intermediate term preferred stock (original average maturity of five years or more). The maximum amount of Tier 2 capital which may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital (after any deductions for disallowed intangibles). The aggregate amount of term subordinated debt and intermediate term preferred stock that may be treated as Tier 2 capital is limited to 50% of Tier 1 capital. Certain other limitations and restrictions also apply. At December 31, 1994, the Tier 2 capital of Fremont I & L consisted of approximately $10.6 million of allowance for possible loan losses. As of December 31, 1995, Fremont I & L's allowance for possible loan losses for Tier 2 capital increased to $11.9 million. See "Financial Services -- Real Estate Lending." The following table presents Fremont I & L's risk-based capital position at the dates indicated:

                                                 DECEMBER 31, 1995          DECEMBER 31, 1994
                                              ------------------------   ------------------------
                                                          PERCENT OF                 PERCENT OF
                                                         RISK-WEIGHTED              RISK-WEIGHTED
                                               AMOUNT       ASSETS        AMOUNT       ASSETS
                                              ---------  -------------   ---------  -------------
                                                   (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
    Tier 1 capital..........................  $  89,374       9.46%      $  80,385       9.57%
    Minimum requirement.....................     37,782       4.00          33,590       4.00
                                               --------      -----        --------      -----
              Excess........................  $  51,592       5.46%      $  46,795       5.57%
                                               ========      =====        ========      =====
    Total capital...........................  $ 101,248      10.72%      $  90,937      10.83%
    Minimum requirement.....................     75,564       8.00          67,179       8.00
                                               --------      -----        --------      -----
              Excess........................  $  25,684       2.72%      $  23,758       2.83%
                                               ========      =====        ========      =====
    Risk-weighted assets....................  $ 944,553                  $ 839,743
                                               ========                   ========

     The FDIC has adopted a 3% minimum leverage ratio which is intended to supplement risk-based capital requirements and to ensure that all financial institutions continue to maintain a minimum level of core capital. A minimum leverage ratio of 3% is required for institutions which have been determined to be the highest of five categories used by regulators to rate financial institutions. All other institutions (including Fremont I & L) will likely be required to maintain leverage ratios of at least 100 to 200 basis points above the 3% minimum. It is improbable, however, that an institution with a 3% core capital-to-total assets ratio would be rated in the highest category since a strong capital position is so closely tied to the rating system. Therefore, the "minimum" leverage ratio is, for all practical purposes, significantly above 3%. The following table presents Fremont I & L's leverage ratio (the ratio of Tier 1 capital to the quarterly average of total assets) at the dates indicated:

                                                   DECEMBER 31, 1995          DECEMBER 31, 1994
                                                ------------------------   ------------------------
                                                            PERCENT OF                 PERCENT OF
                                                           AVERAGE TOTAL              AVERAGE TOTAL
                                                 AMOUNT       ASSETS        AMOUNT       ASSETS
                                                ---------  -------------   ---------  -------------
                                                      (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
    Tier 1 capital............................  $  89,374       9.02%      $  80,385       9.79%
    Minimum requirement.......................     29,735       3.00          24,643       3.00
                                                 --------       ----        --------       ----
              Excess..........................     59,639       6.02%      $  55,742       6.79%
                                                 ========       ====        ========       ====
    Average total assets for the quarter ended
      December 31,............................  $ 991,163                  $ 821,434
                                                 ========                   ========

     The FDIC has designated Fremont I & L as a "well-capitalized" institution under the regulations promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991. A "well-capitalized" institution has a total risk-based capital ratio of at least 10%, has a Tier 1 risk-based capital ratio of at least 6.0%, has a leverage ratio of at least 5.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the FDIC under Section 8 or Section 38 of the Federal Deposit Insurance Act to meet and maintain a specific capital level for any capital measure. The total risk-based capital ratio is the ratio of qualifying total capital to risk-weighted assets and the Tier 1 risk-based capital ratio is the ratio of Tier 1 capital to risk-weighted assets. In August 1994, an additional $23 million was contributed to the capital of Fremont I & L to support the growth in the loan portfolio during 1994.

     As a "well-capitalized" institution, Fremont I & L's annual FDIC insurance premiums were 23 cents per $100 of eligible domestic deposits in 1994. In 1995, this annual insurance premium rate was increased to 26 cents for the period January 1, 1995 through June 30, 1995, and then significantly decreased to 7 cents for the period July 1, 1995 through December 31, 1995. This rate has been further decreased to 3 cents effective for the period January 1, 1996 through June 30, 1996. The insurance premium payable is subject to semi-annual adjustment. The FDIC, by the first day of the month preceding each semi-annual period, is required to notify each insured institution of its assessment risk-classification upon which the insurance premium assessment for the following period will be based. The FDIC has the authority to assess to all insured institutions collectively, additional premiums to cover losses and expenses associated with insuring deposits maintained at financial institutions and for other purposes it deems necessary.

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

     Fremont I & L is also subject to federal consumer protection laws, including the Truth In Savings Act, the Truth in Lending Act, the Community Reinvestment Act and the Real Estate Settlement Procedures Act.

  Commercial Finance

     Fremont Financial is licensed under the California Finance Lenders Law by the California Department of Corporations as a commercial finance lender and a personal property broker and holds certain other licenses.

  Intercompany Transactions

     The payment of stockholders' dividends and the advancement of loans to the Company by its subsidiaries are and may continue to be subject to certain statutory and regulatory restrictions.

EMPLOYEES

     At December 31, 1995, the Company had 1,826 employees, none of whom is represented by a collective bargaining agreement. The Company believes its relations with employees are good.

ITEM 2.  PROPERTIES

     Substantially all facilities used by the Company are leased.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries and affiliates are parties to various legal proceeding, which in some instances include claims for punitive damages, all of which are considered routine and incidental to their business. The Company believes that ultimate resolution or settlement of such matters will not have a material adverse effect on its consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the trading symbol "FMT." The following table sets forth the high and low sales prices of the Company's Common Stock adjusted retroactively for a three for two stock split effective January 8, 1996 and a ten percent stock dividend distributed June 15, 1995 as reported as composite transactions on the NYSE and the adjusted cash dividends declared on the Company's Common Stock during each quarter presented.

                                                                               DIVIDENDS
                                                            HIGH      LOW      DECLARED
                                                           ------    ------    ---------
        1995
        1st Quarter......................................  14 5/32   11 3/4      $0.12
        2nd Quarter......................................  17 13/32  17 7/16      0.13
        3rd Quarter......................................  19 5/32   16           0.13
        4th Quarter......................................  24 27/32  17 21/32     0.13
                                                                                 -----
          Total..........................................                        $0.51
                                                                                 =====
        1994
        1st Quarter......................................  15 1/16   13 1/32     $0.11
        2nd Quarter......................................  14 15/16  13 1/32      0.11
        3rd Quarter......................................  15 3/4    13 7/8       0.11
        4th Quarter......................................  15        13 11/32     0.12
                                                                                 -----
          Total..........................................                        $0.45
                                                                                 =====

     On December 31, 1995, the closing sale price of the Company's Common Stock on the NYSE was $24.50 per share. There were 1,320 stockholders of record as of December 31, 1995.

     The Company has paid cash dividends in every quarter since its initial public offering in 1977. While the Company intends to continue to pay dividends, the decision to do so is made quarterly by the Board of Directors and is dependent on the earnings of the Company, management's assessment of future capital needs, and other factors. As a holding company, Fremont General's ability to pay dividends to its stockholders is partially dependent on dividends from its subsidiaries. The ability of several of these subsidiaries to distribute dividends is subject to certain statutory and regulatory restrictions and various agreements, principally loan agreements, of the subsidiaries that restrict the ability of the respective subsidiaries to pay cash dividends or advance loans and other payments to the Company and is contingent upon the earnings of those subsidiaries. See Note J to Consolidated Financial Statements and "Business -- Regulation."

ITEM 6.  SELECTED FINANCIAL DATA

                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                        1995(1)        1994         1993         1992         1991
                                       ----------   ----------   ----------   ----------   ----------
                                         (THOUSANDS OF DOLLARS, EXCEPT PERCENTS AND PER SHARE DATA)
INCOME STATEMENT DATA:
  Property and casualty premiums
     earned..........................  $  606,917   $  433,584   $  455,765   $  411,956   $  413,156
  Net investment income..............     119,523       76,821       77,198       70,820       73,796
  Loan interest income...............     162,992      113,382       87,244       73,310       60,685
  Realized investment gains
     (losses)........................           1         (315)       2,165       16,208        5,290
  Other revenue......................      34,381       29,676       29,033       26,399       28,247
                                       ----------   ----------   ----------   ----------   ----------
  Total revenues.....................  $  923,814   $  653,148   $  651,405   $  598,693   $  581,174
                                        =========    =========    =========    =========    =========
  Property and casualty income.......  $   83,092   $   61,265   $   52,092   $   45,187   $   37,946
  Financial services income..........      35,737       28,014       21,456       14,878        9,340
  Other interest and corporate
     expense.........................     (18,502)      (7,708)      (9,200)     (11,484)      (6,277)
                                       ----------   ----------   ----------   ----------   ----------
  Income before taxes, discontinued
     operations and cumulative effect
     of accounting change............     100,327       81,571       64,348       48,581       41,009
  Income tax expense.................     (32,305)     (25,759)     (21,638)     (13,381)      (8,878)
  Discontinued operations............          --           --           --           --         (964)
  Cumulative effect of accounting
     change for income taxes.........          --           --           --       43,509           --
                                       ----------   ----------   ----------   ----------   ----------
  Net income.........................  $   68,022   $   55,812   $   42,710   $   78,709   $   31,167
                                        =========    =========    =========    =========    =========
GAAP RATIOS FOR PROPERTY AND CASUALTY
  SUBSIDIARIES:
  Loss ratio.........................        76.0%        63.1%        70.0%        80.4%        72.7%
  Expense ratio......................        24.5%        23.4%        21.3%        22.5%        24.5%
  Policyholder dividends ratio.......         0.0%        11.5%         9.9%         2.5%         8.8%
                                       ----------   ----------   ----------   ----------   ----------
  Combined ratio.....................       100.5%        98.0%       101.2%       105.4%       106.0%
                                        =========    =========    =========    =========    =========
PER SHARE DATA (2):
  Cash dividends declared............  $     0.51   $     0.45   $     0.44   $     0.39   $     0.35
  Stockholders' equity:
     Including FASB 115 for 1994 and
       1995 (3)......................       19.62        13.82          N/A          N/A          N/A
     Excluding FASB 115 for 1994 and
       1995 (3)......................       18.76        16.40        14.55        13.39         9.79
  Income before discontinued
     operations and cumulative effect
     of accounting change:
     Primary.........................        2.61         2.16         1.85         1.73         1.57
     Fully diluted...................        2.17         1.82         1.65         1.53         1.43
  Net income:
     Primary.........................        2.61         2.16         1.85         3.84         1.52
     Fully diluted...................        2.17         1.82         1.65         3.29         1.39
WEIGHTED AVERAGE SHARES USED TO
  CALCULATE PER SHARE DATA (2):
  Primary............................      26,079       25,823       23,039       20,498       20,491
  Fully diluted......................      33,343       33,034       28,243       24,734       24,481

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                        1995(1)        1994         1993         1992         1991
                                       ----------   ----------   ----------   ----------   ----------
                                                           (THOUSANDS OF DOLLARS)
BALANCE SHEET DATA:
  Total assets.......................  $4,477,399   $3,134,390   $2,669,290   $2,070,533   $1,952,169
  Fixed income and other
     investments.....................   1,937,890      888,918    1,055,289      782,542      772,947
  Loans receivable...................   1,499,043    1,440,774      846,443      689,443      519,874
  Claims and policy liabilities......   1,971,719    1,012,704    1,007,054      812,081      838,459
  Short-term debt....................      72,191      176,325       78,087      208,013      147,450
  Long-term debt.....................     693,276      468,390      451,581      100,572      101,303
  Stockholders' equity:
     Including FASB 115 for 1994 and
       1995(3).......................     498,090      351,013          N/A          N/A          N/A
     Excluding FASB 115 for 1994 and
       1995(3).......................     476,491      416,378      369,369      271,710      198,724

- ---------------
(1) The Company acquired Casualty Insurance Company on February 22, 1995.

(2) Adjusted for a three-for-two split of the Common Stock distributed on February 7, 1996 to stockholders of record at close of business on January 8, 1996; a ten percent stock dividend distributed June 1995; and a three-for-two split of the Common Stock effected June 1993.

(3) Effective January 1994, FASB 115 changed the accounting treatment afforded the Company's investment portfolio wherein unrealized gains and losses on securities designated by the Company as available for sale are included, net of deferred taxes, as a component of stockholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Fremont General Corporation, a nationwide property and casualty insurance and financial services holding company, operates through its wholly-owned subsidiaries in select businesses in niche markets. The three core operating lines of business are workers' compensation insurance, real estate lending and commercial finance lending. Additionally, on a smaller scale, the Company is involved in underwriting various other insurance products. The primary operating strategy of the Company is to build upon its core business units through acquisition opportunities and new business development. The Company's secondary strategy is to achieve income balance and geographic diversity among its business units in order to limit the exposure of the Company to industry, market and regional concentrations.

     The Company began its workers' compensation insurance operations in 1959 and continues to derive the majority of its revenues from this business. The Company's workers' compensation insurance business has grown through internal expansion, as well as through the acquisition of other workers' compensation insurance companies. In 1989, the Company restructured its workers' compensation insurance operations under a single management group. By consolidating duplicate offices and functions, this management group has increased efficiency and achieved substantial cost savings.

     More recently, on February 22, 1995, the Company completed the acquisition of all outstanding stock of Casualty Insurance Company ("Casualty") and its wholly-owned subsidiary Workers' Compensation and Indemnity Company ("WCIC") from the Buckeye Union Insurance Company ("Buckeye"). Casualty underwrites workers' compensation insurance primarily in Illinois and several other mid-western states, as well as a modest amount through WCIC in California. Casualty currently is the largest underwriter of workers' compensation insurance in Illinois and has provided the Company with a significant presence in the mid-western region. The Casualty acquisition has provided geographic diversity within the Company's workers' compensation insurance business segment and the Company's 1995 revenues from workers' compensation insurance premiums were evenly divided between the west and mid-west regions. The Company believes this geographic diversity mitigates potential fluctuations in earnings from cyclical downturns in various regional economies.

     The Company's balance sheet at December 31, 1995 has been significantly impacted by the acquisition of Casualty. The purchase price was $250 million, comprised of $225 million in cash and $25 million in a note payable to Buckeye. In addition, $6.5 million of costs were incurred in connection with the acquisition bringing the total cost to $256.5 million. The acquisition was treated as a purchase for accounting purposes and approximately ten months of Casualty's operating results are included in the Company's results of operations for the year ended December 31, 1995. At the acquisition date, the assets acquired and liabilities assumed, net of the purchase price and purchase accounting adjustments, are summarized in the following table:

                                                                    (THOUSANDS OF DOLLARS)
        Assets acquired:
          Fixed maturity investments -- at fair value.............         $ 15,646
          Short-term investments..................................          472,166
          Premiums receivable and agents' balances................           67,117
          Reinsurance recoverable on paid and unpaid losses.......          185,145
          Deferred policy acquisition costs.......................           12,656
          Deferred income taxes...................................           59,830
          Costs in excess of net assets acquired..................           45,036
          Other assets, including cash, accrued investment income,
             state deferred taxes and trade name..................           37,719
                                                                           --------
                  Total assets acquired...........................         $895,315
                                                                           ========
        Liabilities assumed:
          Losses and loss adjustment expenses.....................         $787,663
          Unearned premiums.......................................           83,323
          Dividends to policyholders..............................           17,660
          Other liabilities.......................................            6,669
                                                                           --------
                  Total liabilities assumed.......................         $895,315
                                                                           ========

     Since the date of acquisition, the Company has re-invested the short-term investments acquired into longer term investments. This accounts for the significant increase in the Company's fixed maturity and non-redeemable preferred stock portfolios for the year ended December 31, 1995. See Note B of Notes to Consolidated Financial Statements for additional information with respect to the acquisition of Casualty.

     In July 1993, California enacted legislation to reform the workers' compensation insurance system and to, among other things, adopt an open rating system through the repeal of the minimum rate law effective January 1, 1995. The repeal of the minimum rate law has resulted in lower premiums and lower profitability on the Company's California workers' compensation insurance policies due to increased price competition. The Company expects that the premiums earned in California will continue to decrease, principally due to price competition. See "Results of Operations -- Property and Casualty Insurance Operations -- Premiums." The Company believes that its acquisition of Casualty, with policies written primarily outside of California, has lessened the impact of the repeal of the minimum rate law by providing geographic diversity, which mitigates the impact of economic and regulatory changes within a regional marketplace. In Illinois, where Casualty underwrites the majority of its workers' compensation insurance premiums, price competition will continue to impact workers' compensation companies due to an overall average decrease in advisory rates of 13.6% which became effective January 1, 1996. Although insurance companies are not required to adopt such advisory rates, companies in Illinois generally follow such rates. See "Results of Operations -- Property and Casualty Insurance Operations -- Workers' Compensation Regulation."

     In 1990, the Company acquired Fremont Investment & Loan (formerly Investors Thrift), a California thrift and loan that now serves more than 23,000 customers through its 12 branches. The thrift and loan operations are primarily engaged in commercial and residential real estate lending. For commercial real estate loans, principal amounts primarily range between $1 to $5 million and for residential real estate loans, principal amounts are generally below $300,000. The Company's operating strategy is to pursue growth of the loan portfolio through origination of new loans and acquisition of loan portfolios that meet its underwriting guidelines applied to origination of new loans. Assets of the real estate lending operation grew from $278 million at the end of 1991 to $1.05 billion at the end of 1995, due primarily to increased loan originations and to the purchase of loan portfolios from other financial institutions. See "Item 1. Business -- Financial Services Operations -- Real Estate Lending." The ability of the Company to continue to originate loans, and of borrowers to repay outstanding loans, may be impaired by adverse changes in local or regional economic conditions which affect such areas or by adverse changes in the real estate market in those areas. Such events could also significantly impair the value of the underlying collateral. If the Company's collateral were to prove inadequate, the Company's results of operations could be adversely affected.

     The Company's commercial finance subsidiary, Fremont Financial Corporation ("Fremont Financial"), provides working capital loans, primarily secured by accounts receivable and inventory, to small and middle market companies on a nationwide basis. Fremont Financial's total loan portfolio grew from $189 million at December 31, 1991 to $569 million at December 31, 1995. This growth has been achieved through development of Fremont Financial's customer base through loan originations and through participation in syndicated loan transactions. See "Item 1. Business -- Financial Service
Operations -- Commercial Finance." The lending market has become increasingly competitive for small to middle market commercial borrowers. As a result, Fremont Financial has experienced decreasing yields on its commercial finance loans.

     Adverse economic developments can negatively affect the Company's business and results of operations in a number of ways. Such developments can reduce the demand for loans, impair the ability of borrowers to pay loans and impair the value of the underlying collateral.

     Between 1986 and 1991, the Company discontinued its domestic treaty reinsurance business, its other primary and excess property and casualty insurance operations and the underwriting of all remaining assumed reinsurance. In 1990, a single management group was put in charge of all discontinued operations, and it is the intention of the Company to complete the liquidation of these operations by the commutation of liabilities and as claims are paid. See "Item 1. Business -- Discontinued Operations" and Note M of Notes to Consolidated Financial Statements.

     On December 4, 1995, the Company announced a three-for-two stock split of its Common Stock for stockholders of record at January 8, 1996. The stock split was distributed on February 7, 1996.

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a variety of factors, including the risk factors set forth within Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere herein.

RESULTS OF OPERATIONS

     By providing diverse insurance and financial services to small and medium-sized businesses, the Company has achieved growth in both revenues and net income during the three years ended December 31, 1995. Higher revenues and net income in 1995 were also achieved through the acquisition of Casualty. The following table presents information for each of the three years in the period ended December 31, 1995 with respect to the Company's core business segments.

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
                                                               (THOUSANDS OF DOLLARS)
    Revenues:
      Workers' compensation............................  $671,110     $458,461     $489,126
      Professional medical liability, corporate and
         other.........................................    37,077       37,251       33,999
                                                         --------     --------     --------
         Total property and casualty...................   708,187      495,712      523,125
      Financial services...............................   214,975      154,398      125,732
      Corporate........................................       652        3,038        2,548
                                                         --------     --------     --------
         Total.........................................  $923,814     $653,148     $651,405
                                                         ========     ========     ========
    Income (Loss) Before Taxes:
      Workers' compensation............................  $ 85,009     $ 62,199     $ 49,775
      Professional medical liability, corporate and
         other.........................................    (1,917)        (934)       2,317
                                                         --------     --------     --------
         Total property and casualty...................    83,092       61,265       52,092
      Financial services...............................    35,737       28,014       21,456
      Corporate........................................   (18,502)      (7,708)      (9,200)
                                                         --------     --------     --------
         Total.........................................  $100,327     $ 81,571     $ 64,348
                                                         ========     ========     ========

     The Company generated revenues of $924 million for 1995, as compared to revenues of $653 million and $651 million for 1994 and 1993, respectively. Revenues were higher in 1995 as compared to 1994, due primarily to higher workers' compensation insurance premiums, net investment income and loan interest income. The higher workers' compensation insurance premiums and net investment income are due primarily to the acquisition of Casualty, partially offset by lower insurance premiums earned in California. See "Property and Casualty Insurance Operations -- Premiums." Revenues between 1994 and 1993 were flat due primarily to the combined effects of higher loan interest, substantially offset by lower workers' compensation insurance premiums. Realized investment gains (losses) were $1,000, $(315,000) and $2,165,000 in 1995, 1994 and 1993, respectively.

     The Company had net income of $68.0 million or $2.61 per share for 1995, as compared to $55.8 million or $2.16 per share and $42.7 million or $1.85 per share for 1994 and 1993, respectively. Income before taxes for 1995 was $100.3 million as compared to $81.6 million and $64.3 million for 1994 and 1993, respectively.

     Workers' compensation insurance operations posted income before taxes of $85.0 million for 1995, as compared to $62.2 million for 1994 and $49.8 million for 1993. The 37% increase in income before taxes in 1995 is due primarily to the acquisition of Casualty, offset partially by lower income on the Company's California business. The 25% increase in income before taxes in 1994 is due primarily to the continued decline in the frequency and severity of reported claims incurred on the 1992 through 1994 accident years and lower than expected operating costs, offset partially by lower premiums. The combined ratio for 1995 was 100.4% compared to 97.6% and 101.6% for 1994 and 1993, respectively.

     The Company's professional medical liability, corporate and other segment is composed principally of revenues and expenses that pertain to the Company's professional medical liability business ("medical malpractice"), as well as miscellaneous expenses associated with the Company's downstream property and casualty insurance holding company, Fremont Insurance Group, Inc., ("Fremont Insurance Group"). Medical malpractice revenues were flat at $34.3 million in 1995 as compared to $33.0 million for 1994. Medical malpractice revenues increased in 1994 from $29.2 million in 1993 due primarily to a shift in underwriting focus towards those medical specialties that had higher premiums. Income before taxes for the medical malpractice business was $5.2 million, $6.6 million and $10.2 million for 1995, 1994 and 1993, respectively. The decrease in income before taxes in 1995 and 1994, as compared to 1993, is due primarily to an increase in the frequency and severity of reported claims. Expenses of Fremont Insurance Group include interest expense on debt and other obligations of $6.7 million, $5.5 million and $4.5 million, respectively, for 1995, 1994 and 1993, and overhead expenses of $2.2 million, $3.1 million and $3.3 million for the corresponding periods. Since the operations of Fremont Insurance Group consist primarily of interest expense and overhead expenses management does not expect it to operate at a profit.

     The financial services business segment posted increases of 28% and 31% in income before taxes for 1995 and 1994, respectively. These increases are consistent with increases in financial services revenues and are due primarily to the significant growth in the average loan portfolio over the three year period ended December 31, 1995 from $783 million in 1993 to $1.5 billion in 1995. Contributing to this growth in the average loan portfolio is the acquisition of approximately $366 million in primarily commercial real estate loan portfolios which were completed during the last six months of 1994. This segment, which consists principally of real estate lending and commercial finance operations, recorded income before taxes of $35.7 million, $28.0 million and $21.5 million for 1995, 1994 and 1993, respectively.

     Corporate revenues consisted primarily of investment income, while corporate expenses consisted primarily of interest expense and general and administrative expense. The corporate loss before income taxes was $18.5 million, $7.7 million and $9.2 million for 1995, 1994 and 1993, respectively. The increase in the corporate loss before taxes in 1995 over 1994 was due primarily to increased interest expense and decreased investment income. The increase in interest expense is due primarily to additional debt incurred in the acquisition of Casualty, along with modest increases in administrative expenses. The decrease in corporate loss before taxes in 1994 compared to 1993 was primarily due to increased investment income and higher intercompany interest income from the Company's subsidiaries.

     Income tax expense of $32.3 million, $25.8 million and $21.6 million for 1995, 1994 and 1993, respectively, represent effective tax rates of 32%, 32% and 34% on pretax income of $100.3 million, $81.6 million and $64.3 million for the corresponding periods. The Company's effective tax rates for all years presented are lower than the enacted federal income tax rate of 35%, due primarily to tax exempt investment income which reduces the Company's taxable income.

  Property and Casualty Insurance Operations

     The following table represents information with respect to the Company's property and casualty insurance operations:

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
                                                               (THOUSANDS OF DOLLARS)
    Revenues...........................................  $708,187     $495,712     $523,125
    Expenses...........................................   625,095      434,447      471,033
                                                         --------     --------     --------
    Income Before Taxes................................  $ 83,092     $ 61,265     $ 52,092
                                                         ========     ========     ========

     Revenues from the property and casualty insurance operations consist primarily of workers'compensation insurance premiums earned and net investment income. Expenses consist primarily of loss and loss adjustment expenses, policy acquisition costs, other operating costs and expenses and, for the years ended December 1994 and 1993, dividends to policyholders.

     Premiums. Premiums earned from the Company's workers' compensation insurance operations were $575.0 million in 1995, as compared to $401.5 million and $426.8 million in 1994 and 1993, respectively. Premiums were significantly higher in 1995 due primarily to the acquisition of Casualty, partially offset by lower premiums earned in California. For the year ended December 31, 1995, the Company's workers' compensation insurance premiums earned in its western region, consisting primarily of California, accounted for $292 million, or 51% of the Company's total workers' compensation insurance premiums earned for such period, representing a decrease of $109 million from 1994. This decrease was due primarily to the increased price competition resulting from California's adoption of an open rating system and the repeal of the minimum rate law. See "Workers' Compensation Regulation." This increased price competition has led to
(i) lower premium rates and (ii) a lower average policy size due to the Company's shift in focus to smaller employers.

Additionally, non-renewing polices have increased in 1995 which has also contributed to the lower premium volume in California. The increase in non-renewing polices occurs as a result of certain premium prices falling below required minimum pricing pursuant to the Company's underwriting standards. The Company expects that the premiums earned in California will continue to decrease, principally due to price competition. For the year ended December 31, 1995, the Company's workers' compensation insurance premiums earned in its mid-western region, consisting primarily of Illinois, accounted for $283 million, or 49% of the Company's total workers' compensation insurance premiums earned. In addition, the Company anticipates price competition to continue in Illinois, where an additional overall average decrease of 13.6% in advisory rates, which workers' compensation insurance companies in Illinois tend to follow, became effective January 1, 1996. Premiums were lower in 1994 as compared to 1993, due primarily to reductions in California workers' compensation manual premium rates which occurred in the last six months of 1993.

     Net Investment Income. Net investment income within the property and casualty insurance operations was $101.3 million, $62.2 million and $65.7 million in 1995, 1994 and 1993, respectively. Significantly higher invested assets, due primarily to the acquisition of Casualty, resulted in increased investment income in 1995 as compared to 1994 and 1993. The effects of lower invested assets and lower investment yields during 1994 resulted in net investment income levels lower as compared to 1993. See "Item 1.
Business -- Investment Portfolio."

     Loss and Loss Adjustment Expense. Workers' compensation loss and loss adjustment expenses ("LAE") were $436.7 million, $249.4 million and $300.5 million in 1995, 1994 and 1993, respectively. In addition, the ratio of these losses and LAE to workers' compensation insurance premiums earned was 75.9%, 62.1% and 70.4% in 1995, 1994 and 1993, respectively. The increase in incurred loss and LAE in 1995 as compared to 1994 is due primarily to the acquisition of Casualty, partially offset by lower incurred loss and LAE in California. Additionally, the increase in the loss and LAE ratio in 1995 as compared to 1994, is partially due to lower premiums on California policies which resulted from increased competition in 1995. See "Premiums." The decrease in California premiums was greater than the decrease in California incurred loss and LAE, thereby resulting in a higher loss and LAE ratio. The negative impact on the Company's profitability resulting from the higher loss and LAE ratio has been mitigated to an extent by the elimination of dividends accrued on California workers' compensation business in 1995. The dividend elimination occurred as the majority of the workers' compensation policies written in 1995 were non-participating. This type of policy is not eligible for dividend consideration. See "Dividends to Policyholders." The decrease in the loss ratio in 1994 as compared to 1993 is due primarily to the positive impacts of the continued decrease in the frequency and severity of reported claims on the 1992 and subsequent accident years, particularly in Southern California, which began in mid-1992. The Company attributes this reduction in claim frequency and severity to aggressive loss control and improved underwriting. Improved loss control has been achieved through a significant effort to reduce fraudulent workers' compensation claims by California law enforcement and regulatory authorities, the insurance industry and the Company under its "zero tolerance" program. Underwriting improvements were made to focus on businesses with stable work environments and less hazardous occupations. See "Item 1.
Business -- Insurance Operations -- Loss and Loss Adjustment Expense Reserves."

     The Company regularly reviews its reserving techniques, overall reserve position and reinsurance. In light of present facts and current legal interpretations, management believes that adequate provisions have been made for loss reserves. In making this determination, management has considered its claims experience to date, loss development history for prior accident years and estimates of future trends of claims frequency and severity. However, establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. Subsequent actual experience has resulted and could result in loss reserves being too high or too low. Future loss development could require reserves for prior periods to be increased, which would adversely impact earnings in future periods.

     Policy Acquisition Costs and Other Operating Costs and Expenses. The ratio of policy acquisition costs and other operating costs and expenses to premiums earned is referred to as the expense ratio, which was 24.5%, 23.4% and 21.3% in 1995, 1994 and 1993, respectively. The increase in this ratio in 1995 and 1994, as compared to 1993, was due primarily to higher agents' commission costs.

     Dividends to Policyholders. In 1995 there were no dividends accrued. This is compared to $49.7 million and $45.2 million in dividends accrued in 1994 and 1993, respectively. The ratio of dividends accrued to workers' compensation insurance premiums earned therefore decreased to 0% in 1995 from 12.4% and 10.6% in 1994 and 1993, respectively. The significant decrease in dividends accrued is due in part to a change in the type of workers' compensation insurance policy written on and after January 1, 1995. In 1995, the Company's workers' compensation insurance policies, both in California and those underwritten by Casualty, were predominately written as non-participating, which does not include provisions for dividend consideration. In 1994 and prior, the Company's policies were predominately written as participating, thereby obligating the Company to consider the payment of dividends. This shift in policy type is due primarily to the increased competition in the California market which has resulted from the repeal of the minimum rate law, effective January 1, 1995. The Company anticipates that this shift to non-participating policies will continue and be a characteristic element of the competitive environment established by the July 1993 California legislation. See "Workers' Compensation Regulation."

     Variability of Operating Results. The Company's profitability can be affected significantly by many factors including competition, the severity and frequency of claims, interest rates, regulations, court decisions, the judicial climate, and general economic conditions and trends, all of which are outside of the Company's control. These factors have contributed, and in the future could contribute, to significant variation of results of operations in different aspects of the Company's business from quarter to quarter and year to year. With respect to the workers' compensation insurance business, changes in economic conditions can lead to reduced premium levels due to lower payrolls as well as increased claims due to the tendency of workers who are laid off to submit workers' compensation claims. Legislative and regulatory changes can also contribute to variable operating results for workers' compensation insurance businesses. For example, in 1995, the Company experienced the negative impact of lower premiums and lower profitability on the Company's California workers' compensation business due to increased price competition resulting from legislation enacted in California in July 1993 which, among other things, repealed the minimum rate law effective January 1, 1995. See "Workers' Compensation Regulation." The Company anticipates that its workers' compensation insurance premiums earned in California will continue to decrease as a result of this increased price competition, which could adversely affect the Company's results of operations and financial condition. See "Premiums." Also, the establishment of appropriate reserves necessarily involves estimates, and reserve adjustments have caused significant fluctuations in operating results from year to year.

     Workers' Compensation Regulation. Illinois began operating under an open rating system in 1982 and California began operating under such a system effective January 1, 1995. In an open rating system, workers' compensation companies are provided with advisory rates by job classification and each insurance company determines its own rates based in part upon its particular operating and loss costs. Although insurance companies are not required to adopt such advisory rates, companies in Illinois generally follow such rates. However, insurance companies in California have, since the adoption of an open rating system, generally set their premium rates below such advisory rates. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier.

     In July 1993, California enacted legislation to reform the workers' compensation insurance system and to, among other things, (i) reduce workers' compensation manual premium rates by 7% effective July 16, 1993 and (ii) repeal the minimum rate law effective January 1, 1995. In addition to the July 1993 legislation, in December 1993, the California Insurance Commissioner reduced workers' compensation manual premium rates on new and renewal business an additional 12.7% effective January 1, 1994. In September 1994, California workers' compensation manual premium rates were further reduced by 16% effective October 1, 1994 on all business incepting on or after January 1, 1994.

     The repeal of the minimum rate law on January 1, 1995 has resulted in lower premiums and lower profitability in the Company's California workers' compensation insurance business due to increased price competition. The Company believes that its acquisition of Casualty, with policies written primarily outside of California, has lessened the impact of the repeal of the minimum rate law by providing geographic diversity, which mitigates the impact of economic and regulatory changes within a regional marketplace. See "Item 1.
Business -- Regulation -- Insurance Regulation."

  Financial Services

     The Company's financial services operations are principally engaged in commercial and residential real estate lending through Fremont Investment & Loan and asset-based lending through Fremont Financial. The Company also has small life insurance and premium finance operations included in this segment. See Note P of Notes to Consolidated Financial Statements. Revenues consist principally of interest income and, to a lesser extent, life insurance premiums, fees and other income.

     The following table presents information with respect to the Company's financial services operations:

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
                                                               (THOUSANDS OF DOLLARS)
    Revenues...........................................  $214,975     $154,398     $125,732
    Expenses...........................................   179,238      126,384      104,276
                                                         --------     --------     --------
    Income Before Taxes................................  $ 35,737     $ 28,014     $ 21,456
                                                         ========     ========     ========

     Revenues increased 39% in 1995 and 23% in 1994, due primarily to greater loan interest and fee revenue attributable to the growth in the average loan portfolios of the real estate lending and commercial finance operations from $1.1 billion in 1994 to $1.5 billion in 1995. Contributing to this growth in the average loan portfolio was the acquisition of approximately $366 million in primarily commercial real estate loan portfolios which were completed during the last six months of 1994. In 1995, no portfolios of commercial real estate loans were purchased, primarily due to increased competition which resulted in inadequate yields or unacceptable risk profiles for the portfolios considered.

     Income before taxes in the financial services operations was $35.7 million, $28.0 million and $21.5 million for 1995, 1994 and 1993, respectively. The 28% increase in income before taxes in 1995 as compared to 1994 is due primarily to continued growth in the loan portfolios, offset partially by increases in the provision for loan losses and other expenses. The 31% increase in 1994 as compared to 1993, is due primarily to the growth in the loan portfolios and a lower provision for loan losses. See "Item 1. Business -- Financial Services Operations."

     The following table identifies the interest income, interest expense, average interest-bearing assets and liabilities, and interest margins for the Company's thrift and loan and commercial finance subsidiaries:

                                                                     YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------------------------
                                              1995                              1994                             1993
                                 ------------------------------    ------------------------------    ----------------------------
                                  AVERAGE                YIELD/     AVERAGE                YIELD/    AVERAGE               YIELD/
                                  BALANCE     INTEREST    COST      BALANCE     INTEREST    COST     BALANCE    INTEREST    COST
                                 ----------   --------   ------    ----------   --------   ------    --------   --------   ------
                                                             (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Interest bearing assets(1):
  Commercial finance and other
    assets.....................  $  619,431   $ 73,376   11.85 %   $  483,778   $ 52,128   10.78 %   $323,479   $ 33,474   10.35 %
  Thrift and loan:
    Cash equivalents...........     105,470      5,883    5.58         56,014      2,282    4.07       34,744      1,032    2.97
    Investments................       1,053         33    3.13          4,503        450    9.99          220          6    2.73
    Commercial real estate
      loans....................     683,331     67,952    9.94        452,950     43,582    9.62      243,701     23,732    9.74
    Residential real estate
      loans....................     133,761     12,843    9.60         67,053      8,293   12.37      100,646     14,170   14.08
    Contract loans.............       5,640        743   13.17         42,204      5,595   13.26       58,113      8,104   13.95
    Installment loans..........       2,433        310   12.74          4,294        541   12.60        6,799        866   12.74
    Finance leases.............          37          3    8.11            377         47   12.47        1,903        223   11.72
                                 ----------   --------             ----------   --------             --------    -------
    Total interest bearing
      assets...................  $1,551,156   $161,143   10.39 %   $1,111,173   $112,918   10.16 %   $769,605   $ 81,607   10.60 %
                                 ==========   ========             ==========   ========             ========    =======
Interest bearing liabilities:
  Savings deposits.............  $  136,588   $  7,279    5.33 %   $   81,475   $  2,940    3.61 %   $ 95,674   $  3,824    4.00 %
  Time deposits................     664,397     40,072    6.03        464,960     23,928    5.15      277,765     15,868    5.71
  Commercial paper and other...      15,873      1,189    7.49         14,332        820    5.72       14,545        882    6.06
  Securitization obligation....     321,667     21,200    6.59        300,094     14,653    4.88      165,278      6,171    3.73
  Debt with banks..............     174,816     12,308    7.04         80,770      4,921    6.09       71,572      3,561    4.98
  Debt from affiliates.........      49,369      2,388    4.84         28,499      2,205    7.74       24,830      1,905    7.67
                                 ----------   --------             ----------   --------             --------    -------
  Total interest bearing
    liabilities................  $1,362,710   $ 84,436    6.20 %   $  970,130   $ 49,467    5.10 %   $649,664   $ 32,211    4.96 %
                                 ==========   ========             ==========   ========             ========    =======
Net interest income............               $ 76,707                          $ 63,451                        $ 49,396
                                              ========                          ========                         =======
Net yield......................                           4.95 %                            5.71 %                          6.42 %

- ---------------
(1) Average loan balances include non-accrual loan balances.

     The margin between the Company's interest income and cost of funds decreased in 1995 and 1994, due primarily to changes in the mix of loans in the real estate lending operation, as well as a decrease in the net margins in the commercial finance lending segment. In the real estate lending operation, the change in portfolio mix occurred under a corporate strategy which began in 1993, to shift away from high rate, high risk loans secured by personal property or junior liens on real estate, to lower yielding commercial and residential first trust deed real estate loans. The lower yields on the commercial and residential real estate portfolios are compensated for by the improved underlying collateral and by the improved lien position on the collateral. The net margins decreased in the commercial finance segment due primarily to increases in the credit quality of the loan portfolio which has resulted in lower net margins, as well as to an increase in the competitive environment.

     Interest rate sensitivity data for the Company's thrift and loan and commercial finance subsidiaries as of December 31, 1995 is presented in the table below. The relationships shown are for one day only and significant changes can occur in the sensitivity relationships as a result of market forces and management decisions. The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals and to this degree earnings will be sensitive to interest rate changes. The Company attempts to match interest rate sensitive assets and liabilities to minimize the effect of fluctuations in interest rates.

                                                                    REPRICING PERIODS
                                           --------------------------------------------------------------------
                                             WITHIN         WITHIN         WITHIN         OVER
                                           0-3 MONTHS     4-12 MONTHS     1-5 YEARS     5 YEARS        TOTAL
                                           ----------     -----------     ---------     --------     ----------
                                                                  (THOUSANDS OF DOLLARS)
Interest sensitive assets:
  Commercial finance and other...........  $ 577,236       $  37,571      $   1,516     $ 28,939     $  645,262
  Thrift and loan:
    Cash equivalents.....................    152,118              --             --           --        152,118
    Investments..........................      1,715              --             --           --          1,715
    Commercial real estate loans.........    344,317         215,909        153,175       17,198        730,599
    Residential real estate loans........     58,495          82,972         20,844        3,577        165,888
    Contract loans.......................         96             207            244           --            547
    Installment loans....................        341             739            702           --          1,782
                                           ----------       --------       --------     --------       --------
  Total interest sensitive assets........  $1,134,318      $ 337,398      $ 176,481     $ 49,714     $1,697,911
                                           ==========       ========       ========     ========       ========
Interest sensitive liabilities:
  Savings deposits.......................  $ 228,151       $      --      $      --     $     --     $  228,151
  Time deposits..........................    223,542         308,605        166,014           --        698,161
  Commercial paper and other.............      5,953           1,238             --           --          7,191
  Securitization obligation..............    330,000              --             --           --        330,000
  Debt with banks........................    185,000              --             --           --        185,000
  Debt from affiliates...................     34,760              --         20,000           --         54,760
                                           ----------       --------       --------     --------       --------
  Total interest sensitive liabilities...  $1,007,406      $ 309,843      $ 186,014     $     --     $1,503,263
                                           ==========       ========       ========     ========       ========
Incremental interest rate sensitivity
  gap....................................  $ 126,912       $  27,555      $  (9,533)    $ 49,714     $  194,648
                                           ==========       ========       ========     ========       ========
Cumulative gap...........................  $ 126,912       $ 154,467      $ 144,934     $194,648
                                           ==========       ========       ========     ========

     Loans Receivable and Reserve Activity. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:

                                                    1995                     1994                    1993
                                            --------------------     --------------------     ------------------
                                                           % OF                     % OF                   % OF
                                              AMOUNT       TOTAL       AMOUNT       TOTAL      AMOUNT      TOTAL
                                            ----------     -----     ----------     -----     --------     -----
                                                          (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Accounts receivable and inventory loans:
  Commercial finance......................     415,038       27%     $  409,580       28%     $315,467       36%
Term loans:
  Commercial finance......................     110,647        7         124,379        8        63,814        7
  Thrift and loan.........................     888,952       58         807,527       55       425,432       49
  Other...................................     116,187        8         126,694        9        66,952        8
                                            ----------      ---      ----------      ---      --------      ---
    Total term loans......................   1,115,786       73       1,058,600       72       556,198       64
                                            ----------      ---      ----------      ---      --------      ---
    Total loans...........................   1,530,824      100%      1,468,180      100%      871,665      100%
Less allowance for possible loan losses...      31,781        2          27,406        2        25,222        3
                                            ----------      ---      ----------      ---      --------      ---
  Loans receivable........................   1,499,043       98%     $1,440,774       98%     $846,443       97%
                                            ==========      ===      ==========      ===      ========      ===

     The following table illustrates the maturities of the Company's loans receivable:

                                                     MATURITIES AT DECEMBER 31, 1995
                                            --------------------------------------------------
                                             1 TO 24     25 TO 60      OVER 60
                                             MONTHS       MONTHS       MONTHS         TOTAL
                                            ---------    ---------    ---------    -----------
                                                         (THOUSANDS OF DOLLARS)
    Accounts receivable and inventory
      loans -- variable rate..............  $ 415,038    $      --    $      --    $   415,038
    Term loans -- variable rate...........    164,620      147,324      623,402        935,346
    Term loans -- fixed rate..............     90,523       48,911       41,006        180,440
                                             --------     --------     --------     ----------
              Total.......................  $ 670,181    $ 196,235    $ 664,408    $ 1,530,824
                                             ========     ========     ========     ==========

     The Company monitors the relationship of fixed and variable rate loans and interest bearing liabilities in order to minimize interest rate risk.

     Adverse economic developments can negatively affect the Company's business and results of operations in a number of ways. Such developments can reduce the demand for loans, impair the ability of borrowers to pay loans and impair the value of the underlying collateral.

     The following table describes the asset classifications, loss experience and reserve reconciliation of the real estate lending and commercial finance operations as of or for the periods ended as shown below:

                                                                   DECEMBER 31,
                                                      ---------------------------------------
                                                         1995           1994           1993
                                                      ----------     ----------      --------
                                                      (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
    Non-accrual loans...............................  $   33,467     $   21,834      $ 17,304
    Accrual loans 90 days past due..................       3,025          1,711         1,763
    Real estate owned ("REO").......................       4,941         17,467           842
                                                      ----------     ----------      --------
    Total non-performing assets.....................  $   41,433     $   41,012      $ 19,909
                                                      ==========     ==========      ========
    Beginning allowance for possible loan losses....  $   27,406     $   25,222      $ 22,819
    Provision for loan losses.......................      14,575         11,980        16,873
    Reserves established with portfolio
      acquisitions..................................          --          3,605            --
    Charge-offs:
      Commercial finance and other loans............       2,421          4,265         7,614
      Thrift and loan:
         Commercial real estate loans...............       9,248          4,833           176
         Residential real estate loans..............       1,012          2,685         4,835
         Contract and installment loans.............         480          2,434         2,627
         Finance leases.............................          --             37           314
                                                      ----------     ----------      --------
      Total charge-offs.............................      13,161         14,254        15,566
                                                      ----------     ----------      --------
    Recoveries:
      Commercial finance and other loans............       1,034            207           360
      Thrift and loan:
         Commercial real estate loans...............          37             10            --
         Residential real estate loans..............       1,659            265           128
         Contract and installment loans.............         230            349           468
         Finance leases.............................           1             22           140
                                                      ----------     ----------      --------
      Total recoveries..............................       2,961            853         1,096
                                                      ----------     ----------      --------
    Net charge-offs.................................      10,200         13,401        14,470
                                                      ----------     ----------      --------
    Ending allowance for possible loan losses.......  $   31,781     $   27,406      $ 25,222
                                                      ==========     ==========      ========
    Allocation of allowance for possible loan
      losses:
      Commercial finance and other loans............  $   14,283     $   13,015      $ 13,092
      Thrift and loan...............................      17,498         14,391        12,130
                                                      ----------     ----------      --------
      Total allowance for possible loan losses......  $   31,781     $   27,406      $ 25,222
                                                      ==========     ==========      ========
    Total loans receivable..........................  $1,530,824     $1,468,180      $871,665
    Average total loans receivable..................   1,505,779      1,082,622       783,132
    Net charge-offs to average total loans
      receivable....................................        0.68%          1.24%         1.85%
    Non-performing assets to total loans
      receivable....................................        2.71%          2.79%         2.28%
    Allowance for possible loan losses to total
      loans receivable..............................        2.08%          1.87%         2.89%
    Allowance for possible loan losses to
      non-performing assets.........................       76.70%         66.82%       126.69%
    Allowance for possible loan losses to
      non-accrual loans and accrual loans 90 days
      past due......................................       87.09%        116.40%       132.28%

     Non-performing assets remained relatively stable at December 31, 1995 as compared to December 31, 1994, due primarily to a $11.6 million increase in non-accrual loans, more than offset by a $12.5 million decrease in REO assets. Of the increase in non-accrual loans, $8.9 million is represented by one loan in the commercial finance operation. The collateral securing this loan is closely monitored by the Company and the Company believes it currently has adequate reserves in the allowance for possible loan losses to cover any potential loss on this loan. The decrease in REO assets during 1995 relates entirely to the real estate lending operation. At December 31, 1995, the balance in REO includes eight commercial real estate properties totaling $4.4 million. Non-performing assets increased $21.1 million at December 31, 1994 as compared to the prior year end due primarily to a $16.6 million increase in REO assets in the real estate lending operation.

     The higher provision for loan losses in 1995 as compared to 1994 is consistent with the significant overall growth in average loans receivable. Charge-offs in 1995 as compared to 1994 decreased in the commercial finance operation and remained relatively stable in the real estate lending operation. In 1994 total charge-offs decreased from the prior year due to lower charge-offs in the commercial finance operation, partially offset by higher charge-offs in the real estate lending operation. The commercial finance charge-offs were unusually high in 1993 as the Company charged-off substantially all of the loans from the Company's terminated commercial mortgage banking operation. (These loans had already been provided for in the allowance for possible loan losses in prior years.) Higher charge-offs in the real estate lending operation in 1994 as compared to 1993 are consistent with the significant growth in the real estate loan portfolio in 1994. Overall, total charge-offs have decreased over the three years ended December 31, 1995 and these reductions occurred during a period in which loans receivable increased.

     Included in the reserves established with portfolio acquisitions in 1994 is $3.2 million in reserves relating to a $225 million commercial real estate loan portfolio acquisition by Fremont Investment & Loan which was completed in August 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The property and casualty insurance operations must have cash and liquid assets available to meet their obligations to policyholders in accordance with contractual obligations, in addition to having the funds available to meet ordinary operating costs. These operations have several sources of funds to meet their obligations, including cash flow from operations, recoveries from reinsurance contracts and investment securities. By statute, the majority of the cash from these operations is required to be invested in investment grade securities to provide protection for policyholders. The Company invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's investment portfolio had an unrealized gain (loss) of $33.2 million and $(107.9) million at December 31, 1995 and 1994, respectively.

     The Company's thrift and loan subsidiary finances its lending activities primarily through customer deposits, which have grown from $747 million at December 31, 1994 to $926 million at December 31, 1995. In January 1995, Fremont Investment & Loan became eligible for financing through the Federal Home Loan Bank of San Francisco. This financing is available at varying rates and terms. As of December 31, 1995, $170 million was available under the facility and no borrowings were outstanding.

     The Company's commercial finance operation funds its lending activities primarily through its asset securitization program, an unsecured revolving line of credit with a syndicated bank group and its capital. The asset securitization program was established to provide a stable and cost effective source of funds to facilitate the expansion of this business. The proceeds from the sale of the initial series of asset-backed certificates ("Series A") under this program in April 1993 were $200 million bearing interest at the rate of LIBOR plus 0.47%. In November 1993, an additional $100 million of these certificates ("Series B") were sold bearing interest at the rate of LIBOR plus 0.5%. The securities issued in this program have a scheduled maturity of three and four years, but could mature earlier depending on fluctuations in outstanding balances of loans in the portfolio and other factors. During April 1995, the Company issued $30 million in subordinated variable rate asset-backed certificates, which mature in 2000, via a private placement. As of December 31, 1995, up to $500 million in additional publicly offered asset-backed certificates may be issued pursuant to a shelf registration statement to fund future growth in the commercial finance loan portfolio. In February 1996, $135 million in asset-backed certificates ("Series C") were issued which mature in 2000. The proceeds were used, in conjunction with existing cash, to retire the $200 million in Series A certificates. The Series B certificates are scheduled to mature in 1997. In December 1995, a commercial paper facility was established as part of the asset securitization program. This facility provides for the issuance of up to $150 million in commercial paper, dependent upon the level of assets within the asset securitization program. This facility, which expires in December 1998, had no amounts outstanding under it as of December 31, 1995. The commercial finance operation's unsecured revolving line of credit is with a syndicated bank group that presently permits borrowings of up to $300 million, of which $185 million was outstanding as of December 31, 1995. This credit line is primarily used to finance assets which are not included in the Company's asset securitization program. This credit line expires August 1998.

     As a holding company, Fremont General pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, management fees paid by its subsidiaries and dividends paid by its subsidiaries. During 1995, stockholders' dividends totaling $12.6 million were paid. Stockholders' dividends declared aggregated $13.1 million, $11.5 million and $10.1 million during 1995, 1994 and 1993, respectively. Several of the Company's subsidiaries are subject to certain statutory and regulatory restrictions and various agreements, principally loan agreements, that restrict their ability to distribute dividends to the Company. The Company expects that during the next few years dividends from its subsidiaries will consist of dividends from its property and casualty subsidiaries and dividends on preferred stock of its thrift and loan holding company and commercial finance subsidiaries. The maximum amount available for payment of dividends by the property and casualty subsidiaries at December 31, 1995 without prior regulatory approval is approximately $30 million.

     To facilitate general corporate operations, in August 1994 the Company obtained a revolving line of credit with a syndicated bank group that permitted borrowings of up to $150 million. In August 1995, the Company negotiated an increase of this line to $200 million, of which $85 million was outstanding as of December 31, 1995. In August 1997, this credit line converts to a term loan of up to $100 million, with scheduled semi-annual payments through August 2001. In addition, in July 1994 the Company replaced its internally financed loan to its Employee Stock Ownership Plan ("ESOP") with an external bank-financed loan totaling $11 million. The maximum principal amount of this loan was increased to $15 million in August 1995. The loan is due in seven equal annual installments commencing on April 1, 1996 and is secured by certain shares of the ESOP. The balance outstanding at December 31, 1995 was $6.6 million. The interest and principal payments are guaranteed by the Company. Interest is based on, at the Company's option, the bank's prime lending rate, LIBOR plus 1% or an applicable certificate deposit rate. The rate at December 31, 1995 was 6.69%.

     On February 22, 1995, the Company completed the acquisition of Casualty which resulted in the disbursement of funds totaling $256.5 million, comprised of $231.5 million in cash and $25 million in a note payable to the seller. In September 1995, the note payable to the seller was refinanced using the Company's existing revolving line of credit. The cash used to fund the acquisition includes $55 million in borrowings under the Company's existing line of credit and the remainder from internally generated funds. See "General. "

     On March 1, 1996, Fremont General Financing I, a statutory business trust (the "Trust") and consolidated wholly-owned subsidiary of the Company, sold $100 million of 9% Trust Originated Preferred SecuritiesSM ("the Preferred Securities") in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. The proceeds from the sale of the Preferred Securities were invested in 9% Junior Subordinated Debentures of the Company ("the Junior Subordinated Debentures"). The $100 million Junior Subordinated Debentures are the sole asset of the Trust. The Preferred Securities will be redeemed upon maturity of the Junior Subordinated Debentures in 2026, subject to the election available to the Company to extend the maturity up to 2045, and they may be redeemed, in whole or in part, at any time on or after March 31, 2001 and under certain specified circumstances. The Junior Subordinated Debentures rank pari passu with the Company's $373,750,000 aggregate principal amount at maturity of Liquid Yield Option(TM) Notes due 2013, and subordinate and junior to all senior indebtedness of the Company. Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by the Company. The Company will use the proceeds from the sale of the Junior Subordinated Debentures to reduce outstanding debt under the Company's revolving line of credit by approximately $50 million, with the remaining proceeds used for general corporate purposes.

     Net cash provided by operating activities of continuing operations was $39.5 million, $68.0 million and $85.1 million for the years ended December 31, 1995, 1994 and 1993, respectively. Net cash provided by continuing operations decreased in 1995 over 1994 due primarily to the following items: (i) a smaller net decrease in agents' balances and reinsurance recoverables; (ii) an increase in accrued investment income; (iii) a greater decrease in claims and policy liabilities; (iv) and higher policy acquisition costs deferred, net of amortization. These conditions were partially offset by higher net income, a net increase in other liabilities, net of other assets and a significant increase in the provision for deferred income taxes. The decreases in agents' balances and claims and policy liabilities are primarily due to lower premium volume in the Company's California workers' compensation insurance business. Higher policy acquisition costs deferred are due primarily to increases in annuity contract receipts in the Company's life insurance operation (see Notes F and P of Notes to Consolidated Financial Statements). The net increase in other liabilities, net of other assets, is due primarily to increased accruals for other operating costs. Net cash provided by continuing operations decreased in 1994 compared to the prior year due primarily to a decrease in claims and policy liabilities, partially offset by an increase in net income and a net decrease in agents' balances and reinsurance recoverables.

     Net cash used in investing activities was $514.0 million, $551.1 million and $448.1 million in 1995, 1994 and 1993, respectively. Net cash used in investing activities decreased in 1995 as compared to 1994, due primarily to a decrease in bulk loan purchases, net of loan repayments, in the real estate lending operation. This net decrease is due in part to $366 million in bulk commercial real estate loan purchases which the Company completed in 1994. The decrease in net loan purchases was offset partially by the acquisition of Casualty and an increase in investment purchases, net of sales, maturities, and calls. Net cash used in investing activities increased in 1994 as compared to 1993, due primarily to an increase in bulk loan purchases and loan originations, net of loan repayments, offset partially by a decrease in investment purchases, net of sales, maturities and calls.

     Net cash provided by financing activities was $483.0 million, $485.6 million and $346.7 million for 1995, 1994 and 1993, respectively. Net cash provided by financing activities decreased modestly in 1995 as compared to 1994, due primarily to a lower increase in thrift deposits partially offset by a net increase in short-term and long-term debt and an increase in annuity contract receipts. Repayments of short-term debt increased and proceeds from long-term debt increased primarily due to a reclassification of the commercial finance operation's credit line from short-term debt to long-term debt as of December 31, 1995. This reclassification was made pursuant to the terms of the credit line, which was renegotiated in August 1995. Net cash provided by financing activities increased in 1994 as compared to 1993, due primarily to an increase in net thrift deposits, partially offset by a net decrease in short-term and long-term debt. The 1993 year is additionally impacted by $40.8 million in proceeds from a public offering of the Company's Common Stock in July 1993.

     The amortized cost of the Company's invested assets were $1.91 billion, $.99 billion, and $1.06 billion at December 31, 1995, 1994 and 1993, respectively. Contributing to the $.92 billion increase in the invested assets was approximately $512 million resulting from the Casualty acquisition and $199 million increase in net annuity receipts in the Company's life insurance operation. The modest decrease in 1994 as compared to 1993 is due primarily to a decrease in premium volume. As of July 1, 1995 the Company's held to maturity portfolio totaling $319.4 million was transferred to available for sale in accordance with the provisions of Financial Accounting Standards Board Statement 115 ("FASB 115"), "Accounting for Certain Investments in Debt and Equity Securities." In addition, at this date there was a net unrealized gain of $9.9 million (net of deferred taxes of $5.3 million) on the held to maturity portfolio which was transferred to stockholders' equity. The transfer became necessary as the Company sold certain investment securities in July which were classified as held to maturity at June 30, 1995. These investment sales were part of an overall review and restructuring of the investment portfolio performed in conjunction with the investing of cash received in the acquisition of Casualty. This review and restructuring caused the Company to consider the appropriateness of the remaining held to maturity investments, which resulted in the reclassification.

     The Company's property and casualty premium to surplus ratio for the year ended December 31, 1995 was 2.3 to 1, which is within industry guidelines. The FDIC has established certain capital and liquidity standards for its member institutions, and Fremont Investment & Loan was in compliance with these standards as of December 31, 1995. See "Item 1.
Business -- Regulation -- Thrift and Loan Regulation." In August 1994 an additional $23 million was contributed to the capital of Fremont Investment & Loan to support the growth in the loan portfolio during 1994.

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

NEW ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121 ("FASB 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", which requires impairment losses to be recorded on long-lived assets used in operations, including intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FASB 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt FASB 121 in the first quarter of 1996 and, based on current circumstances, the effect of adoption will not be material.

     Also, in 1995, the FASB issued Statement 123 ("FASB 123"), "Accounting for Stock-Based Compensation" that is effective for fiscal years beginning after December 15, 1995. FASB 123 establishes a method of accounting for stock-based compensation that is based on the fair value of stock options and similar instruments and encourages, but does not require, adoption of that method. The Company has elected to continue following Accounting Principles Board Opinion No. 25 for measuring compensation cost. Pursuant to FASB 123, the Company will disclose pro forma net income and earnings per share calculated as if the recognition and measurement provisions of the new standard had been adopted.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements, including supplementary data, are set forth in the "Index" on page 43 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the subheadings "Election of Directors," "Executive Officers and Compensation," and the last paragraph under the subheading "Principal and Management Stockholders" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the subheadings "Election of Directors," "Compensation of Directors," "Officers and Compensation," "Summary Compensation Table," "Summary Compensation Table -- Explanations," "Option/SAR Grants in Last Fiscal Year," "Option Exercises and Year-End Values Table/Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Employment Agreements" and "Retirement and Other Benefit Plans, A-D" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the subheading "Principal and Management Stockholders" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information immediately following the caption "Election of Directors" and "Employment Agreements" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

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

     (a)(3) an (c) EXHIBITS.

  EXHIBIT NO.                                    DESCRIPTION
  -----------   ------------------------------------------------------------------------------
       2.1      Stock Purchase Agreement among Fremont Compensation Insurance Company, Fremont
                General Corporation, the Buckeye Union Insurance Company, The Continental
                Corporation and Casualty Insurance Company, Dated as of December 16, 1994.
                (Filed as Exhibit No. 2.1 to Current Report on Form 8-K, as of February 22,
                1995, Commission File Number 1-8007, and incorporated herein by reference.)
       2.2      Amendment No. 1 to Stock Purchase Agreement among Fremont Compensation
                Insurance Company, Fremont General Corporation, the Buckeye Union Insurance
                Company, The Continental Corporation and Casualty Insurance Company, Dated as
                of December 16, 1994. (Filed as Exhibit No. 2.2 to Current Report on Form 8-K,
                as of February 22, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
       3.1      Restated Articles of Incorporation of Fremont General Corporation. (Filed as
                Exhibit No. 3.1 to Registration Statement on Form S-3 File No 33-64771 which was declared effective on March 1, 1996, and incorporated herein by reference.)
       3.2      Certificate of Amendment of Articles of Incorporation of Fremont General
                Corporation. (Filed as Exhibit 3.2 to Registration Statement on Form S-3 File
                No. 33-64771 which was declared effective on March 1, 1996 and herein incorporated by reference.)
       3.3      Amended and Restated By-Laws of Fremont General Corporation.
       4.1      Form of Stock Certificate for Common Stock of the Registrant. (Filed as
                Exhibit No. (1) Form 8-A filed on March 17, 1993, Commission File Number
                1-8007, and incorporated herein by reference.)
       4.2      Indenture with respect to Liquid Yield Option Notes Due 2013 between the
                Registrant and Bankers Trust Company. (Filed as Exhibit No. (4)(iv) to
                Registration Statement on Form S-3 filed on October 1, 1993, and incorporated herein by reference.)
       4.3      Indenture among the Registrant, the Trust and First Interstate Bank of
                California, a California banking corporation, as trustee.
       4.4      Declaration of Trust among the Registrant, the Regular Trustees and The Chase
                Manhattan Bank (USA), a Delaware banking corporation, as Delaware trustee.
       4.5      Amended and Restated Declaration of Trust among the Registrant, the Regular
                Trustees, The Chase Manhattan Bank (USA), a Delaware banking corporation, as
                Delaware trustee, and The Chase Manhattan Bank, N.A., a national banking association, as Institutional Trustee.
       4.6      Preferred Securities Guarantee Agreement between the Registrant and The Chase
                Manhattan Bank, N.A., a national banking association, as Preferred Guarantee
                Trustee.
       4.7      Common Securities Guarantee Agreement by the Registrant.
       4.8      Form of Preferred Securities. (included in Exhibit 4.5).
       4.9      Form of 9% Junior Subordinated Debenture. (included in Exhibit 4.3).
      10.1      Fremont General Corporation Employee Stock Ownership Plan as amended.

  EXHIBIT NO.                                    DESCRIPTION
  -----------   ------------------------------------------------------------------------------
      10.2      Amended and Restated Trust Agreement for Fremont General Corporation Employee
                Stock Ownership Plan.
      10.3      Fremont General Corporation and Affiliated Companies Investment Incentive
                Program as amended.
      10.4(a)   Trust Agreement for Investment Incentive Program. (Filed as Exhibit No.
                (10)(xi) to Annual Report on Form 10-K, for the fiscal year ended December 31,
                1993, Commission File Number 1-8007, and incorporated herein by reference.)
      10.4(b)   Amendment to Trust Agreement for Investment Incentive Program.
      10.5(a)   Supplemental Retirement Plan of the Company. (Filed as Exhibit No. (10)(v) to
                Annual Report on Form 10-K, for the fiscal year ended December 31, 1990,
                Commission File Number 1-8007, and incorporated herein by reference.)
      10.5(b)   Amendment to Supplemental Retirement Plan.
      10.6      Trust Agreement for Supplemental Retirement Plan of the Company and the Senior
                Supplemental Retirement Plan of the Company, as amended.
      10.7      Senior Supplemental Retirement Plan, as amended.
      10.8(a)   Excess Benefit Plan of The Company. (Filed as Exhibit No. (10)(vi) to Annual
                Report on Form 10-K, for the fiscal year ended December 31, 1993, Commission
                File No.> 1-8007 and incorporated herein by reference.)
      10.8(b)   Amendment to Excess Benefit Plan of the Company.
      10.8(c)   Trust Agreement for Excess Benefit Plan.
      10.9      Non-Qualified Stock Option Plan of 1989 of the Company.
      10.10     Long-Term Incentive Compensation Plan of the Company.
      10.11     1995 Restricted Stock Award Plan.
      10.12     Fremont General Corporation Employee Benefits Trust Agreement ("Grantor
                Trust") dated September 7, 1995 between the Company and Merrill Lynch Trust
                Company of California.
      10.13     Employment Agreement between the Company and James A. McIntyre. (Filed as
                Exhibit No. (10)(i) to Quarterly Report on Form 10-Q for the period ended
                March 31, 1994, Commission File Number 1-8007, and incorporated herein by reference.)
     10.14(a)   Employment Agreement between the Company and Louis J. Rampino.
     10.14(b)   Employment Agreement between the Company and Wayne R. Bailey.
      10.15     Management Continuity Agreement between the Company and Raymond G. Meyers.
      10.16     1995 Management Incentive Compensation Plan of the Company. (Filed as Exhibit
                No. (10)(vi) to Quarterly Report on Form 10-Q, for the period ended June 30,
                1995, Commission File Number 1-8007, and incorporated herein by reference.)
      10.17     Continuing Compensation Plan for Retired Directors.
      10.18     Non-Employee Directors' Deferred Compensation Plan.
     10.19(a)   Credit Agreement among Fremont General Corporation, Various Lending
                Institutions and the Chase Manhattan Bank, N.A., As Agent. (Filed as Exhibit
                No. (10)(xiv) to Quarterly Report on Form 10-Q for the period ended September
                30, 1994, Commission File Number 1-8007, and incorporated herein by reference.)
     10.19(b)   Amendment to Credit Agreement.

  EXHIBIT NO.                                    DESCRIPTION
  -----------   ------------------------------------------------------------------------------
      10.20     Keep Well Agreement, dated as of August 24, 1995 by the Company in connection with the Credit Agreement among Fremont General Corporation, Various Lending
                Institutions and the Chase Manhattan Bank, N.A., As Agent.
      10.21     Credit Agreement $15,000,000 by and among Merrill Lynch Trust Company of
                California as trustee for the Fremont General Corporation Employee Stock
                Ownership Trust. The Plan Committee (hereinafter described) on behalf of the
                Fremont General Corporation Employee Stock Ownership Plan, Fremont General
                Corporation, and First Interstate Bank of California August 10, 1995. (Filed
                as Exhibit No. (10)(viii) to Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)
    (11)        Statement re: Computation of per share earnings.
    (21)        Subsidiaries of the Company.
    (23)        Consent of Ernst & Young LLP independent Auditors.
    (27)        Financial Data Schedule
    (28)        Information from reports provided to state insurance regulatory authorities.

     (b) REPORT ON FORM 8-K. None filed during the quarter ended December 31, 1995.

                          FREMONT GENERAL CORPORATION

                     CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                           ANNUAL REPORT ON FORM 10-K
                            ------------------------

                                     INDEX

                                                                                       PAGES
                                                                                       -----
Report of Independent Auditors.......................................................     44
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1995 and 1994.......................     45
  Consolidated Statements of Income for the years ended
     December 31, 1995, 1994 and 1993................................................     46
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1995, 1994 and 1993................................................     47
  Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1995, 1994 and 1993................................................     48
  Notes to Consolidated Financial Statements.........................................     49
Schedules:
    III   -- Condensed Financial Information of Registrant...........................     72
      V   -- Supplementary Insurance Information.....................................     76
     VI   -- Reinsurance.............................................................     77
   VIII   -- Valuation and Qualifying Accounts.......................................     78
             Supplemental Information Concerning Property/Casualty Insurance
      X   -- Operations..............................................................     79

     All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Fremont General Corporation

     We have audited the accompanying consolidated balance sheets of Fremont General Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fremont General Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note A to the consolidated financial statements, the Company made certain accounting changes in 1994.

                                          ERNST & YOUNG LLP

Los Angeles, California
March 14, 1996

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                        -----------------------
                                                                           1995         1994
                                                                        ----------   ----------
                                                                        (THOUSANDS OF DOLLARS)
ASSETS
Securities available for sale at fair value:
  Fixed maturity investments (cost: 1995 -- $1,255,434;
     1994 -- $311,701)................................................  $1,296,550   $  235,442
  Non-redeemable preferred stock (cost: 1995 -- $285,337;
     1994 -- $213,935)................................................     277,451      189,632
                                                                        -----------  -----------
          Total securities available for sale.........................   1,574,001      425,074
Securities held to maturity at amortized cost:
  Fixed maturity investments (fair value: 1994 -- $199,103)...........          --      206,416
Loans receivable......................................................   1,499,043    1,440,774
Short-term investments................................................     362,163      255,751
Other investments.....................................................       1,726        1,677
                                                                        -----------  -----------
          TOTAL INVESTMENTS AND LOANS.................................   3,436,933    2,329,692
Cash..................................................................      39,559       31,058
Accrued investment income.............................................      30,396       13,622
Premiums receivable and agents' balances..............................     107,973       48,556
Reinsurance recoverable on paid losses................................       9,422        7,204
Reinsurance recoverable on unpaid losses..............................     289,461      136,151
Deferred policy acquisition costs.....................................      76,638       59,286
Costs in excess of net assets acquired................................      70,656       28,776
Deferred income taxes.................................................      78,619       88,426
Other assets..........................................................      75,240       54,806
Assets held for discontinued operations...............................     262,502      336,813
                                                                        -----------  -----------
          TOTAL ASSETS................................................  $4,477,399   $3,134,390
                                                                        ===========  ===========
LIABILITIES
Claims and policy liabilities:
  Losses and loss adjustment expenses.................................  $1,455,692   $  746,661
  Life insurance benefits and liabilities.............................     374,724      172,425
  Unearned premiums...................................................     100,481       47,551
  Dividends to policyholders..........................................      40,822       46,067
                                                                        -----------  -----------
          TOTAL CLAIMS AND POLICY LIABILITIES.........................   1,971,719    1,012,704
Reinsurance premiums payable and funds withheld.......................       5,452        6,961
Other liabilities.....................................................      81,371       68,721
Thrift deposits.......................................................     926,312      746,977
Short-term debt.......................................................      72,191      176,325
Long-term debt........................................................     693,276      468,390
Liabilities of discontinued operations................................     228,988      303,299
                                                                        -----------  -----------
          TOTAL LIABILITIES...........................................   3,979,309    2,783,377
Commitments and contingencies.........................................
STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share -- Authorized: 1995 -- 49,500,000 and 1994 -- 30,000,000 shares; issued and outstanding:
  (1995 -- 25,393,000 and 1994 -- 15,388,000).........................      25,393       15,388
Additional paid-in capital............................................     110,103       80,264
Retained earnings.....................................................     347,607      331,713
Unearned Employee Stock Ownership Plan shares.........................      (6,612)     (10,987)
Net unrealized gain (loss) on investments, net of deferred taxes......      21,599      (65,365)
                                                                        -----------  -----------
          TOTAL STOCKHOLDERS' EQUITY..................................     498,090      351,013
                                                                        -----------  -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $4,477,399   $3,134,390
                                                                        ===========  ===========

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEAR ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                   1995       1994       1993
                                                                 --------   --------   --------
                                                                 (THOUSANDS OF DOLLARS, EXCEPT
                                                                        PER SHARE DATA)
REVENUES
Property and casualty premiums earned..........................  $606,917   $433,584   $455,765
Net investment income..........................................   119,523     76,821     77,198
Loan interest..................................................   162,992    113,382     87,244
Realized investment gains (losses).............................         1       (315)     2,165
Other revenue..................................................    34,381     29,676     29,033
                                                                 --------   --------   --------
     Total Revenues............................................   923,814    653,148    651,405
EXPENSES
Losses and loss adjustment expenses............................   461,333    273,599    319,153
Policy acquisition costs.......................................   126,099     86,990     82,255
Provision for loan losses......................................    14,575     11,980     16,873
Other operating costs and expenses.............................   120,963     90,078     79,180
Dividends to policyholders.....................................        --     49,654     45,218
Interest expense...............................................   100,517     59,276     44,378
                                                                 --------   --------   --------
     Total Expenses............................................   823,487    571,577    587,057
                                                                 --------   --------   --------
Income before taxes............................................   100,327     81,571     64,348
Income tax expense.............................................    32,305     25,759     21,638
                                                                 --------   --------   --------
          NET INCOME...........................................  $ 68,022   $ 55,812   $ 42,710
                                                                 ========   ========   ========
PER SHARE DATA:
Net Income:
  Primary......................................................  $   2.61   $   2.16   $   1.85
  Fully diluted................................................      2.17       1.82       1.65

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                        1995         1994         1993
                                                                     -----------   ---------   -----------
                                                                            (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Net income.........................................................  $    68,022   $  55,812   $    42,710
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Change in premiums receivable and agents' balances and
     reinsurance recoverable on paid losses........................        7,495      32,411       (10,060)
  Change in accrued investment income..............................      (21,186)      5,349        (6,429)
  Change in claims and policy liabilities..........................      (72,824)    (43,741)       29,750
  Amortization of policy acquisition costs.........................      126,099      86,990        82,255
  Policy acquisition costs deferred................................     (148,365)    (91,048)      (79,936)
  Provision for deferred income taxes..............................       22,810      (4,391)         (973)
  Provision for loan losses........................................       14,575      11,980        16,873
  Provision for depreciation and amortization......................       20,334      15,709        10,512
  Net amortization on fixed maturity investments...................       (1,793)      1,001         1,270
  Realized investment (gains) losses...............................           (1)        315        (2,165)
  Change in other assets and liabilities...........................       24,323      (2,338)        1,316
                                                                     -----------   ----------  -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES.....................       39,489      68,049        85,123
INVESTING ACTIVITIES
Securities available for sale:
  Purchases of securities..........................................   (2,773,842)   (975,495)   (1,079,114)
  Sales of securities..............................................    2,000,772   1,302,486       788,946
  Securities matured or called.....................................      101,957      61,752        24,907
Securities held to maturity:
  Purchases of securities..........................................     (117,660)   (206,416)           --
  Sales of securities..............................................           --          --         6,354
  Securities matured or called.....................................        5,464          --        65,946
Decrease (increase) in short-term and other investments............      615,705    (116,668)      (74,691)
Loan originations and bulk purchases funded........................     (458,801)   (727,715)     (401,493)
Receipts from repayments of loans..................................      377,768     121,404       227,620
Acquisition of Casualty Insurance Company, less cash acquired......     (255,803)         --            --
Purchases of property and equipment................................       (9,527)    (10,402)       (6,557)
                                                                     -----------   ----------  -----------
     NET CASH USED IN INVESTING ACTIVITIES.........................     (513,967)   (551,054)     (448,082)
FINANCING ACTIVITIES
Proceeds from short-term debt......................................       30,134     140,813        29,740
Repayments of short-term debt......................................     (199,268)    (46,646)     (159,666)
Proceeds from long-term debt.......................................      325,000      26,000       435,013
Repayments of long-term debt.......................................      (42,808)    (12,500)      (56,790)
Net increase in thrift deposits....................................      179,335     334,661        45,141
Annuity contract receipts..........................................      217,648      57,929        27,315
Annuity contract withdrawals.......................................      (18,874)     (5,952)       (1,221)
Dividends paid.....................................................      (12,618)    (11,344)       (9,369)
Proceeds from sale of Common Stock.................................           --          --        40,803
Stock options exercised............................................           80          22           251
Purchase of fractional shares......................................          (25)         --            (8)
Decrease (increase) in unearned Employee Stock Ownership Plan
  shares...........................................................        4,375       2,647        (4,475)
                                                                     -----------   ----------  -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES.....................      482,979     485,630       346,734
                                                                     -----------   ----------  -----------
INCREASE (DECREASE) IN CASH........................................        8,501       2,625       (16,225)
  Cash at beginning of year........................................       31,058      28,433        44,658
                                                                     -----------   ----------  -----------
CASH AT END OF YEAR................................................  $    39,559   $  31,058   $    28,433
                                                                     ===========   ==========  ===========

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                    NET
                                            ADDITIONAL              UNEARNED     UNREALIZED
                                  COMMON     PAID-IN     RETAINED     ESOP     GAIN (LOSS) ON
                                   STOCK     CAPITAL     EARNINGS    SHARES     INVESTMENTS      TOTAL
                                  -------   ----------   --------   --------   --------------   --------
                                                          (THOUSANDS OF DOLLARS)
Balance at January 1, 1993......  $ 8,200    $  17,891   $254,778   $ (9,159)     $     --      $271,710
  Net income for 1993...........       --           --     42,710         --            --        42,710
  Cash dividends to
     stockholders...............       --           --    (10,089)        --            --       (10,089)
  Conversion of 7 1/4%
     debentures.................    1,201       27,266         --         --            --        28,467
  Issuance of Common Stock......    1,250       39,553         --         --            --        40,803
  Three-for-two stock split.....    4,725       (4,725)        --         --            --            --
  Purchase of fractional
     shares.....................       --           (8)        --         --            --            (8)
  Stock options exercised.......       11          240         --         --            --           251
  Additional loan to ESOP less
     amount collected...........       --           --         --     (4,475)           --        (4,475)
                                  -------     --------   --------   --------      --------      --------
Balance at December 31, 1993....   15,387       80,217    287,399    (13,634)           --       369,369
  Cumulative effect of change in
     accounting for
     investments................       --           --         --         --        28,532        28,532
  Net income for 1994...........       --           --     55,812         --            --        55,812
  Cash dividends to
     stockholders...............       --           --    (11,498)        --            --       (11,498)
  Stock options exercised.......        1           21         --         --            --            22
  ESOP contribution accrual cost
     to market adjustment.......       --           26         --         --            --            26
  ESOP shares allocated less
     additional shares
     purchased..................       --           --         --      2,647            --         2,647
  Net change in unrealized gain
     (loss) on investments, net
     of deferred taxes..........       --           --         --         --       (93,897)      (93,897)
                                  -------     --------   --------   --------      --------      --------
Balance at December 31, 1994....   15,388       80,264    331,713    (10,987)      (65,365)      351,013
  Net income for 1995...........       --           --     68,022         --            --        68,022
  Cash dividends to
     stockholders...............       --           --    (13,080)        --            --       (13,080)
  Ten percent stock dividend....    1,538       37,498    (39,036)        --            --            --
  Three-for-two stock split.....    8,464       (8,464)        --         --            --            --
  Purchase of fractional
     shares.....................       --          (13)       (12)        --            --           (25)
  Stock options exercised.......        3           77         --         --            --            80
  Accrued reductions to option
     exercise price.............       --          741         --         --            --           741
  ESOP shares allocated.........       --           --         --      4,375            --         4,375
  Net change in unrealized gain
     (loss) on investments, net
     of deferred taxes..........       --           --         --         --        86,964        86,964
                                  -------     --------   --------   --------      --------      --------
Balance at December 31, 1995....  $25,393    $ 110,103   $347,607   $ (6,612)     $ 21,599      $498,090
                                  =======     ========   ========   ========      ========      ========

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Fremont General Corporation, a nationwide insurance and financial services holding company, operates through its wholly-owned subsidiaries in select businesses in niche markets. The three core operating business lines are workers' compensation insurance, real estate lending and commercial finance lending. Additionally, on a smaller scale, various other insurance products are underwritten. Workers' compensation insurance has accounted for over 90% of property and casualty premiums earned. In 1995 workers' compensation premiums were evenly divided between the western region, primarily California, and the mid-west region, primarily Illinois. Prior to 1995, substantially all of the premium revenue was derived from the California market. Real estate lending represents over 50% of loan interest revenues (1994 -- 51%; 1993 -- 54%) and represents both commercial and residential lending secured by real estate located in California. Commercial finance accounts for substantially all of the remaining loan interest revenues (1994 -- 44%; 1993 -- 38%) and represents asset-based loans to middle market companies nationwide (32% in California), primarily secured by accounts receivable and inventory.

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

     Consolidation: The consolidated financial statements include the accounts and operations, after intercompany eliminations, of Fremont General Corporation and all subsidiaries. See Note M for the accounting treatment of discontinued operations.

     Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Investments: Fixed maturity investments represent bonds and redeemable preferred stocks that mature more than one year after the purchase date. Non-redeemable preferred stocks are equity securities, the majority of which include adjustable dividend yield provisions. As of January 1, 1994, the Company adopted the provisions of Financial Accounting Standards Board Statement 115 ("FASB 115"), "Accounting for Certain Investments in Debt and Equity Securities." The cumulative effect as of January 1, 1994 of adopting FASB 115 was to increase stockholders' equity by $28,532,000 (net of deferred income taxes of $15,634,000) to reflect the net unrealized holding gains on securities classified as available for sale that were previously carried at amortized cost. There was no effect on net income.

     Premiums and discounts on investments are amortized using the interest method over the contractual lives of the investments. Adjustments for other-than-temporary market declines are recorded when determination of loss is probable and is reflected with a write-down of amortized cost to net realizable value. Short-term investments are carried at cost, which approximates their fair value. Realized investment gains and losses are included as a component of revenues based on specific identification of the investment sold.

     Loans: Loans are stated net of unearned income and allowance for possible loan losses. The allowance is increased by provisions charged against operations and reduced by loan amounts charged off by management. The allowance is maintained at a level considered adequate to provide for potential losses on loans based on management's evaluation of the loan portfolio. While management uses all available information to estimate the level of the allowance for credit losses, future additions may be necessary based on changes in the amounts and timing of future cash flows expected due to changes in collateral values supporting loans, general economic conditions and borrowers' financial conditions.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     Beginning in 1995, the Company adopted FASB Statement No. 114 ("FASB 114"), "Accounting by Creditors for Impairment of a Loan." Under FASB 114, the 1995 allowance for credit losses on loans that are identified for evaluation in accordance with the new standard are based on discounted cash flows using the loans' effective interest rate or the fair value of the collateral for collateral dependent loans. Prior to 1995, the allowance for credit losses on these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The effect on net income was not material.

     Management classifies loans as non-accrual when the collection of future interest is not assured by the borrower's financial condition and the value of underlying collateral and guarantees securing the loan. Subsequent collections on non-accrual loans are applied as a reduction of principal. The Company's charge-off policy is based on a monthly loan-by-loan review.

     Loans in process of foreclosure, repossessed assets, and in-substance foreclosures are included in the financial statements at the lower of cost or estimated realizable value (net of estimated costs to sell). Estimated realizable values are based on management's evaluation of numerous factors, including appraisals, sales of comparable assets and estimated market conditions.

     Furniture and Equipment: Furniture and equipment are included in other assets and are stated at cost, less accumulated depreciation. Leasehold improvements are amortized over the terms of the lease. Generally, depreciation is computed by the straight-line method over periods ranging from three to twelve years.

     Premium Income: Revenues from property and casualty premiums are recognized proportionately over the terms of the related policies. Direct property and casualty premiums earned but not billed at the end of each accounting period are estimated and accrued, and differences between such estimates and final billings are included in current operations. Revenues for universal life and investment-type insurance products consist of policy charges for the cost of insurance, policy initiation, administration and surrender fees and are included in other revenue. Premiums receivable and agents' balances and reinsurance recoverable on paid and unpaid losses include allowances for doubtful accounts of $11,147,000 and $6,959,000 at December 31, 1995 and 1994, respectively.

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

     Included in the loss and loss adjustment expense liability recorded on the consolidated balance sheet at December 31, 1995 is $100,413,000 of workers' compensation accident and health permanent disability and death reserves which have been discounted at 5%. These reserves arise from the acquisition on February 22, 1995 of Casualty Insurance Company ("Casualty"), which is an Illinois domiciled insurance company (see Note B). The Company has continued the practice previously adopted by Casualty of discounting permanent disability loss reserves for both statutory accounting practices and generally accepted accounting principles.

     Unearned Premiums: Property and casualty insurance unearned premiums are calculated using the monthly pro rata basis.

     Life Insurance Benefits and Liabilities: Policyholder contract liabilities for universal life and investment-type products represent the premiums received plus accumulated interest, less mortality and other administrative charges under the contracts and before applicable surrender charges. Policy benefits and claims

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES that are charged to expense include benefit claims incurred in excess of related policy account balances. Interest credited on such policies ranged from 4.5% to 6.5% at December 31, 1995. (See Notes F and P).

     Deferred Policy Acquisition Costs: Commissions, premium taxes and certain sales and underwriting expenses are capitalized and amortized as premiums are earned over the terms of the related property and casualty policies. Anticipated investment income is considered in determining if premium deficiencies exist. The costs of acquiring new and renewal life and annuity insurance contracts, principally commissions and certain variable selling expenses which vary with, and are primarily related to, the acquisition of new and renewal insurance contracts have been deferred. These deferred acquisition costs are being amortized over anticipated gross margins for such contracts.

     Dividends to Policyholders: Dividends, if applicable, to policyholders on workers' compensation insurance contracts are accrued during the period in which the related premiums are earned.

     Thrift Deposits: Thrift deposits consist primarily of investment certificates at the Company's California thrift and loan subsidiary. Such balances are credited with interest at rates ranging from 3.60% to 8.81% at December 31, 1995. The estimated fair value of the thrift deposits was $929,560,000 at December 31, 1995.

     Intangibles: The excess of the costs of acquisitions over net assets acquired (net of accumulated amortization: 1995 -- $17,513,000;
1994 -- $14,357,000) is being amortized over various periods ranging primarily from 7 to 25 years, which represents the estimated life of the intangible assets associated with such acquisitions. Additionally, the trade name acquired in the acquisition of Casualty (net of accumulated amortization: 1995 -- $326,000) is being amortized over 40 years. See Note B regarding intangibles related to the acquisition of Casualty.

     Per Share Data: Primary earnings per share data have been computed based on the weighted average number of common and common equivalent shares outstanding, which were as follows: 1995 -- 26,079,000, 1994 -- 25,823,000 and
1993 -- 23,039,000. The weighted average number of shares were adjusted retroactively for a 10% stock dividend distributed June 15, 1995 and a three-for-two stock split effected January 8, 1996. Stock options granted to certain key members of management are considered common stock equivalents for the computation of primary earnings per share.

     For the computation of fully-diluted earnings per share, stock options (see Note J) and convertible securities (see Note I) had a dilutive effect of $0.44, $0.34 and $0.20 per share for 1995, 1994 and 1993, respectively. Fully-diluted earnings per share were computed based on 33,343,000, 33,034,000 and 28,243,000 weighted average number of shares outstanding for 1995, 1994 and 1993, respectively.

     Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, fixed maturity securities, preferred stocks, mortgage and commercial finance loans and reinsurance recoverables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amounts of credit exposure to any one financial institution. Concentrations of credit risk with respect to investments in fixed maturities, preferred stocks and commercial finance loans are limited due to the large number of such investments and their distribution across many different industries and geographics. Concentration of credit risk with respect to thrift and loan finance receivables is limited due to the large number of borrowers; however, substantially all thrift and loan finance receivables are from borrowers within the state of California. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers. As of December 1995, Continental Insurance Company and General Reinsurance Corporation, were the only reinsurers that accounted for more than 10% of total amounts recoverable from all reinsurers on paid and unpaid losses. The remaining reinsurance recoverables were spread over 146 reinsurers.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

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

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1995 are summarized in the following table:

                                                                                 ESTIMATED
                                                                   CARRYING         FAIR
                                                                    AMOUNT         VALUE
                                                                  ----------     ----------
                                                                   (THOUSANDS OF DOLLARS)
    ASSETS
    Fixed maturity investments (Note C).........................  $1,296,550     $1,296,550
    Non-redeemable preferred stock (Note C).....................     277,451        277,451
    Loans receivable (Note D)...................................   1,499,043      1,503,101
    LIABILITIES
    Thrift deposits (Note A)....................................     926,312        929,560
    Short-term debt (Note H)....................................      72,191         72,191
    Long-term debt (Note I).....................................     693,276        717,304

     Insurance related financial instruments, other than those classified as investment contracts, are exempt from fair value disclosure requirements. The carrying amount of reinsurance paid recoverables approximates their fair value as they are expected to be realized within one year.

     New Accounting Standards: In March 1995, the FASB issued Statement No. 121 ("FASB 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations, including intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FASB 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt FASB 121 in the first quarter of 1996 and, based on current circumstances, the effect of adoption will not be material.

     Also in 1995, the FASB issued Statement 123 ("FASB 123"), "Accounting for Stock-Based Compensation," that is effective for fiscal years beginning after December 15, 1995. FASB 123 establishes a method of accounting for stock-based compensation that is based on the fair value of stock options and similar instruments and encourages, but does not require, adoption of that method. The Company has elected to continue following Accounting Principles Board Opinion No. 25 for measuring compensation cost. Pursuant to FASB 123, the Company will disclose pro forma net income and earnings per share calculated as if the recognition and measurement provisions of the new standard had been adopted.

     Reclassifications: Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE B -- ACQUISITION

     On February 22, 1995 the Company, through its subsidiary Fremont Compensation Insurance Company, completed the acquisition of 100% of the outstanding common stock of Casualty Insurance Company ("Casualty") from the Buckeye Union Insurance Company ("Buckeye"). The purchase price paid by the Company was $250 million, comprised of $225 million in cash and $25 million in a note payable to Buckeye. In addition, $6.5 million of costs were incurred in connection with the acquisition bringing the total cost to $256.5 million. The acquisition, accounted for as a purchase, included approximately $45 million of costs in excess of net assets acquired which is being amortized over 25 years, and approximately $15 million of an intangible asset for the trade name which is being amortized over 40 years. Income from Casualty has been included in the consolidated income statement since February 22, 1995.

     Casualty, based in Chicago, Illinois and its California-based subsidiary, Workers' Compensation and Indemnity Company, underwrites workers' compensation insurance primarily in Illinois and California. Casualty is currently the largest underwriter of workers' compensation insurance in Illinois and is licensed in six states.

     The following schedule summarizes certain proforma unaudited results of operations for the years ended December 31, 1995 and 1994, assuming the purchase of Casualty had been consummated as of January 1, 1994:

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1995          1994
                                                                   --------     ----------
                                                                   (THOUSANDS OF DOLLARS,
                                                                   EXCEPT PER SHARE DATA)
    Property and casualty premiums earned........................  $663,917     $  819,981
    Net investment income........................................   124,523        115,261
    Other revenues...............................................   197,374        149,680
                                                                   --------     ----------
      Total revenues.............................................   985,814      1,084,922
    Losses and loss adjustment expenses..........................   509,327        579,383
    Policy acquisition costs.....................................   128,483        161,646
    Other operating costs and expenses...........................   244,274        230,390
                                                                   --------     ----------
                                                                    882,084        971,419
                                                                   --------     ----------
    Income before taxes..........................................   103,730        113,503
    Income tax expense...........................................    33,708         40,360
                                                                   --------     ----------
      Net income.................................................  $ 70,022     $   73,143
                                                                   ========     ==========
    Per share data:
      Net income.................................................  $   2.68     $     2.83
                                                                   ========     ==========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The assets acquired and liabilities assumed, net of the purchase price, at the date of the acquisition of Casualty, are summarized in the following table:

                                                                        (THOUSANDS OF DOLLARS)
    Assets acquired:
      Fixed maturity investments -- at fair value.....................         $ 15,646
      Short-term investments..........................................          472,166
      Premiums receivable and agents' balances........................           67,117
      Reinsurance recoverable on paid and unpaid losses...............          185,145
      Deferred policy acquisition costs...............................           12,656
      Deferred income taxes...........................................           59,830
      Costs in excess of net assets acquired..........................           45,036
      Other assets, including cash, accrued investment income, state
         deferred taxes and trade name................................           37,719
                                                                               --------
              Total assets acquired...................................         $895,315
                                                                               ========
    Liabilities assumed:
      Losses and loss adjustment expenses.............................         $787,663
      Unearned premiums...............................................           83,323
      Dividends to policyholders......................................           17,660
      Other liabilities...............................................            6,669
                                                                               --------
              Total liabilities assumed...............................         $895,315
                                                                               ========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE C -- INVESTMENTS

     The amortized cost and fair values of the fixed maturity investments and non-redeemable preferred stock by major category are summarized in the following table:

                                                                    GROSS        GROSS
                                                     AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                        COST        GAINS        LOSSES       VALUE
                                                     ----------   ----------   ----------   ----------
                                                                  (THOUSANDS OF DOLLARS)
Available for sale:
  At December 31, 1995
     United States Treasury securities and
       obligations of other US government agencies
       and corporations............................  $  136,626    $ 13,914     $   1,290   $  149,250
     Redeemable preferred stock....................      15,887       1,940         2,063       15,764
     Mortgage-backed securities....................     340,682      11,223        14,772      337,133
     Corporate securities
       Banks.......................................     123,144       4,944         2,252      125,836
       Financial...................................     117,013       3,266            37      120,242
       Transportation..............................      16,888         353            --       17,241
       Utilities...................................      13,427         393            --       13,820
       Industrial..................................     491,767      25,771           274      517,264
                                                     ----------    --------      --------   ----------
          Total....................................   1,255,434      61,804        20,688    1,296,550
     Non-redeemable preferred stock................     285,337       5,392        13,278      277,451
                                                     ----------    --------      --------   ----------
          Total....................................  $1,540,771    $ 67,196     $  33,966   $1,574,001
                                                     ==========    ========      ========   ==========
Available for sale:
  At December 31, 1994
     United States Treasury securities and
       obligations of other US government agencies
       and corporations............................  $   53,045    $     78     $   7,971   $   45,152
     Redeemable preferred stock....................       4,249          --           758        3,491
     Mortgage-backed securities....................     189,551          --        58,876      130,675
     Corporate securities
       Banks.......................................      24,744          --         4,619       20,125
       Financial...................................      10,000          --         1,775        8,225
       Industrial..................................      30,112          --         2,338       27,774
                                                     ----------    --------      --------   ----------
          Total....................................     311,701          78        76,337      235,442
     Non-redeemable preferred stock................     213,935          --        24,303      189,632
                                                     ----------    --------      --------   ----------
          Total....................................  $  525,636    $     78     $ 100,640   $  425,074
                                                     ==========    ========      ========   ==========
Held to maturity:
  At December 31, 1994
     United States Treasury securities and
       obligations of other US government agencies
       and corporations............................  $   53,695    $     31     $   2,319   $   51,407
     Mortgage-backed securities....................     152,721          --         5,025      147,696
                                                     ----------    --------      --------   ----------
          Total....................................  $  206,416    $     31     $   7,344   $  199,103
                                                     ==========    ========      ========   ==========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The amortized cost and fair value of debt securities at December 31, 1995 by contractual maturity, are summarized in the following table:

                                                                  AMORTIZED         FAIR
                                                                     COST          VALUE
                                                                  ----------     ----------
                                                                   (THOUSANDS OF DOLLARS)
    Available for sale:
      One year or less..........................................  $   27,358     $   27,461
      Over 1 year through 5 years...............................     245,447        247,933
      Over 5 years through 10 years.............................     495,154        520,484
      Over 10 years.............................................     146,793        163,539
      Mortgage-backed securities................................     340,682        337,133
                                                                  ----------     ----------
              Totals............................................  $1,255,434     $1,296,550
                                                                  ==========     ==========

     The contractual maturities in the foregoing table may differ from actual maturities because certain borrowers have the right to sell or repay obligations with or without call or prepayment penalties.

     Proceeds from sales of investments in debt securities and related realized gains and losses are summarized in the following table:

                                                             YEAR ENDED DECEMBER 31,
                                                      --------------------------------------
                                                         1995           1994          1993
                                                      ----------     ----------     --------
                                                              (THOUSANDS OF DOLLARS)
    Proceeds from sales.............................  $2,000,772     $1,302,486     $795,300
    Gross realized gains............................      20,923         13,987       14,028
    Gross realized losses...........................      20,922         14,302       11,863

     Investment income by major category of investments is summarized in the following table:

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1995        1994        1993
                                                           --------     -------     -------
                                                                (THOUSANDS OF DOLLARS)
    Fixed maturities.....................................  $ 75,581     $48,677     $71,476
    Non-redeemable preferred stock.......................    25,661      19,407         238
    Short-term...........................................    19,354       9,520       5,701
    Other................................................       109         206         255
                                                           --------     -------     -------
                                                            120,705      77,810      77,670
    Investment expenses..................................     1,182         989         472
                                                           --------     -------     -------
              Net investment income......................  $119,523     $76,821     $77,198
                                                           ========     =======     =======

     The Company relies on external rating agencies to establish quality ratings for its investments. The Company only purchases securities that are rated investment grade by at least one rating agency, but may hold investments that are subsequently downgraded to non-investment grade. As of December 31, 1995, all investments held by the Company are current as to principal and interest, with no investment in default. Included in investments is $27,794,000 of fixed maturity investments and $31,223,000 of non-redeemable preferred stock of Bankers Trust Company that in total exceeds 10% of stockholders' equity at December 31,

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

1995. Using Standard and Poor's, Moody's and Fitch's rating services, the quality mix of the Company's fixed maturity investment portfolio at December 31, 1995 is summarized in the following table:

        AAA (including US government obligations)..............................   31%
        AA.....................................................................    2
        A......................................................................   26
        BBB....................................................................   40
        BB.....................................................................    1
                                                                                 ---
                                                                                 100%
                                                                                 ===

     As of July 1, 1995 the Company's held to maturity portfolio totaling $319.4 million was transferred to available for sale in accordance with the provisions of FASB 115. In addition, at this date there was a net unrealized gain of $9.9 million (net of deferred taxes of $5.3 million) on the held to maturity portfolio which was transferred to stockholders' equity. The transfer became necessary as the Company sold certain investment securities in July which were classified as held to maturity at June 30, 1995. These investment sales were part of an overall review and restructuring of the investment portfolio performed in conjunction with the investing of cash received in the acquisition of Casualty (see Note B). This review and restructuring caused the Company to consider the appropriateness of the remaining held to maturity investments, which resulted in the reclassification.

     The par value of fixed maturity investments and cash totaling $834,433,000 at December 31, 1995 were on deposit with regulatory authorities in compliance with legal requirements related to the insurance operations.

     The Company currently holds no derivative financial instruments subject to FASB Statement 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments."

NOTE D -- LOANS RECEIVABLE

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

     Commercial finance loans are stated at the unpaid balance of cash advanced net of allowance for possible loan losses of $12,554,000 and $12,464,000 at December 31, 1995 and 1994, respectively. The amount of cash advanced under these loans is based on stated percentages of the borrowers' eligible collateral. The majority of the loans are callable within 30 days at the option of the Company. Interest on the commercial loans is computed on the basis of daily outstanding balances times the contractual interest rate and is reported as earned income on the accrual method. Total loan balances on which income recognition has been suspended were $9,344,000 and $380,000 at December 31, 1995 and 1994, respectively. The 1995 balance consists of three loans, including one with a balance of $8,881,000. The 1994 balance consists of six loans.

     Commercial finance loans are shown net of participation by other financial institutions of $8,119,000 at December 31, 1995 and $9,764,000 at December 31, 1994. The participation agreements are generally made for a fixed percentage of the commercial loan balance and are made without recourse to the Company.

     The Company's thrift and loan subsidiary generates primarily real estate loans. Commercial and residential real estate loans have terms ranging from one to thirty years. Finance charges are recognized as revenue over the life of the loan using the interest method. Loan origination fees and the related costs are deferred and amortized over the life of the loan using the interest method. The loans are net of allowance for

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES possible loan losses of $17,498,000 and $14,391,000 at December 31, 1995, and 1994, respectively. Included in loans receivable are real estate loans which have been placed on non-accrual status totaling $23,544,000 and $21,454,000 at December 31, 1995 and 1994, respectively. Real estate acquired in foreclosure, which is classified under other assets, totaled $4,942,000 and $17,467,000 at December 31, 1995 and 1994, respectively, and is recorded at the lower of the carrying value of the loan or the estimated fair value less disposal costs.

     Insurance premium notes receivable mature within one year and are net of allowances for possible loan losses of $1,024,000 and $551,000 at December 31, 1995 and 1994, respectively. Interest income on these notes is recognized using the rule-of-seventy-eight method which results in approximately level interest rate yield over the life of the notes.

     Activity in the allowance for possible loan losses is summarized in the following table:

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                    (THOUSANDS OF DOLLARS)
Balance, beginning of year....................................  $27,406     $25,222     $22,819
Provision for loan losses.....................................   14,575      11,980      16,873
Recoveries....................................................    2,961         853       1,096
Charge-offs...................................................  (13,161)    (14,254)    (15,566)
Reserves established with portfolio acquisitions..............       --       3,605          --
                                                                -------     -------     -------
Balance, end of year..........................................  $31,781     $27,406     $25,222
                                                                =======     =======     =======

     At December 31, 1995, the recorded investment in loans that are considered to be impaired under FASB 114 was $33,425,000, of which $32,889,000 were on a non-accrual basis. The Company's policy is to place on a non-accrual basis any loans deemed impaired under FASB 114 as the Company's loans are generally collateral dependent. As a result of charge-offs, these impaired loans do not necessarily have a related specific reserve for credit losses allocated to them. However, $18,427,000 of loans considered impaired do have an allowance that totaled $2,575,000. The average net investment in impaired loans during the year ended December 31, 1995 was $31,325,000 and no interest income has been recognized on loans classified as impaired during the year ended December 31, 1995.

     The carrying amounts at December 31, 1995 and 1994 and estimated fair values at December 31, 1995 of loans receivable are summarized in the following table:

                                                                   1995                   1994
                                                         -------------------------     ----------
                                                          CARRYING      ESTIMATED       CARRYING
                                                           AMOUNT       FAIR VALUE       AMOUNT
                                                         ----------     ----------     ----------
                                                                  (THOUSANDS OF DOLLARS)
Commercial finance loans...............................  $  532,693     $  532,693     $  472,193
Real estate loans......................................     980,283        984,341        969,921
Other loans............................................      45,896         45,896         67,809
                                                         ----------     ----------     ----------
                                                          1,558,872      1,562,930      1,509,923
Purchase discount and deferred fees....................     (28,048)       (28,048)       (41,743)
Allowance for possible loan losses.....................     (31,781)       (31,781)       (27,406)
                                                         ----------     ----------     ----------
Loans receivable.......................................  $1,499,043     $1,503,101     $1,440,774
                                                         ==========     ==========     ==========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE E -- CLAIM LIABILITIES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     The following table provides a reconciliation of the beginning and ending reserve balances for the Company's claim liabilities for losses and loss adjustment expenses ("LAE") on a net-of-reinsurance basis to the gross amounts reported in the Company's consolidated balance sheets.

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            1995           1994          1993
                                                         ----------     ----------     ---------
                                                                 (THOUSANDS OF DOLLARS)
Reserves for losses and LAE, net of reinsurance
  recoverable, at beginning of year....................  $  610,510     $  644,190     $ 633,394
Incurred losses and LAE:
  Provision for insured events of the current year, net
     of reinsurance....................................     459,951        290,833       323,279
  Increase (decrease) in provision for insured events
     of prior years, net of reinsurance................       1,382        (17,234)       (4,126)
                                                         ----------       --------     ---------
          Total incurred losses and LAE................     461,333        273,599       319,153
Payments:
  Losses and LAE, net of reinsurance, attributable to
     insured events of:
     Current year......................................    (132,358)       (70,505)      (67,805)
     Prior years.......................................    (358,423)      (236,774)     (240,552)
                                                         ----------       --------     ---------
          Total payments...............................    (490,781)      (307,279)     (308,357)
                                                         ----------       --------     ---------
            Subtotal...................................     581,062        610,510     $ 644,190
Liability for losses and LAE for Casualty Insurance
  Company acquired during the current year.............     604,644             --            --
                                                         ----------       --------     ---------
Reserves for losses and LAE, net of reinsurance
  recoverable, at end of year..........................   1,185,706        610,510     $ 644,190
Reinsurance recoverable for losses and LAE, at end of
  year.................................................     269,986        136,151       138,737
                                                         ----------       --------     ---------
Reserves for losses and LAE, gross of reinsurance
  recoverable, at end of year..........................  $1,455,692     $  746,661     $ 782,927
                                                         ==========       ========     =========

     The foregoing reconciliation shows that a $17 million redundancy in the December 31, 1993 reserve emerged in 1994. This redundancy resulted primarily from lower than previously estimated claim frequency and severity on workers' compensation claims incurred in 1993 and prior years.

NOTE F -- REINSURANCE

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

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The effect of ceded reinsurance on property and casualty premiums are summarized in the following table:

                                                          YEAR ENDED DECEMBER 31,
                                 -------------------------------------------------------------------------
                                         1995                      1994                      1993
                                 ---------------------     ---------------------     ---------------------
                                 WRITTEN       EARNED      WRITTEN       EARNED      WRITTEN       EARNED
                                 --------     --------     --------     --------     --------     --------
                                                          (THOUSANDS OF DOLLARS)
    Direct.....................  $564,675     $580,442     $431,500     $438,482     $460,164     $459,293
    Assumed....................    41,613       55,572        4,264        4,224        3,109        3,916
    Ceded......................    22,498       29,097        9,332        9,122        7,606        7,444
                                 --------     --------     --------     --------     --------     --------
      Net property and casualty
        premiums...............  $583,790     $606,917     $426,432     $433,584     $455,667     $455,765
                                 ========     ========     ========     ========     ========     ========

     The effect of ceded reinsurance on losses and loss adjustment expenses was a decrease (increase) in expenses of $19,651,000, $7,456,000 and $(12,427,000)
for the three years ended December 31, 1995, 1994 and 1993, respectively.

     Effective December 31, 1995, the Company entered into a reinsurance and assumption agreement with a reinsurer whereby all of the Company's universal life insurance business was ceded to the reinsurer. This reinsurance agreement was entered into as of December 31, 1995 as part of several other agreements that became effective January 1, 1996. These agreements collectively act to significantly reduce the Company's life insurance operations. (See Note P). The effect of reinsurance on life insurance premiums and life insurance benefits was not significant for the three years ended December 31, 1995.

NOTE G -- INCOME TAXES

     The major components of income tax expense (benefit) are summarized in the following table:

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
                                                                (THOUSANDS OF DOLLARS)
    Federal income tax
      Current.............................................  $ 6,964     $30,132     $20,460
      Deferred............................................   22,810      (4,391)       (973)
                                                            -------     -------     -------
                                                             29,774      25,741      19,487
    State income tax......................................    2,531          18       2,151
                                                            -------     -------     -------
      Total income tax provision..........................  $32,305     $25,759     $21,638
                                                            =======     =======     =======

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     A reconciliation of the effective federal tax rates in the consolidated statements of income with the prevailing federal income tax rate of 35% is summarized in the following table:

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
                                                                (THOUSANDS OF DOLLARS)
    Federal income tax at 35%.............................  $35,114     $28,550     $21,769
    Effects of:
      Dividends received deduction........................   (5,678)     (3,865)       (229)
      Dividends in Employee Stock Ownership Plan shares...     (432)       (455)       (402)
      Amortization of costs in excess of net assets
         acquired.........................................      839         366         511
      Change in tax rate..................................       --          --      (1,408)
      Other...............................................      (69)      1,145        (754)
                                                            -------     -------     -------
         Federal income tax provision.....................  $29,774     $25,741     $19,487
                                                            =======     =======     =======

     The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Details of the deferred tax expense (benefit) are summarized in the following table:

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
                                                                (THOUSANDS OF DOLLARS)
    Discount on loss reserves.............................  $22,134     $   703     $ 1,460
    Dividends to policyholders............................    7,985          60      (2,508)
    Life insurance benefits and liabilities...............   (6,862)     (1,669)        (83)
    Deferred loan origination costs.......................    3,832          --          --
    Accrued compensation expense..........................   (2,441)     (1,131)         --
    Unearned premiums.....................................    2,373        (811)       (235)
    Retrospective premium payable.........................   (1,400)      1,228      (1,604)
    Provisions for loan losses and other doubtful
      accounts............................................   (1,164)     (1,984)        (50)
    Deferred policy acquisition costs.....................     (128)      2,008      (1,568)
    Earned but unbilled premiums..........................       --      (3,363)         --
    Deferred income.......................................       --          --       1,454
    Salvage and subrogation...............................       --          --       1,268
    Effect of change in tax rate..........................       --          --      (1,408)
    Other.................................................   (1,519)        568       2,301
                                                            -------     -------     -------
      Deferred tax expense (benefit)......................  $22,810     $(4,391)    $  (973)
                                                            =======     =======     =======

     Net payments made for federal and state income taxes were $13,429,000, $18,471,000 and $9,000,000 for 1995, 1994 and 1993, respectively.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The components of the Company's deferred tax assets as of December 31, 1995 and 1994 are summarized in the following table:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
                                                                         (THOUSANDS OF
                                                                           DOLLARS)
    Discount on loss reserves......................................  $ 68,619     $ 35,656
    Net unrealized loss on investments.............................        --       35,196
    Dividends to policyholders.....................................    14,288       16,088
    Life insurance benefits and liabilities........................    13,432        6,570
    Allowance for possible loan losses and other doubtful
      accounts.....................................................    12,507       10,739
    Unearned premiums..............................................    12,316        3,538
    Other, net.....................................................     3,431        3,123
                                                                     --------     --------
              Deferred income tax asset amounts....................   124,593      110,910
    Deferred policy acquisition costs..............................   (26,814)     (19,731)
    Net unrealized gain on investments.............................   (11,630)          --
    Deferred loan origination costs................................    (3,832)          --
    Earned but unbilled premiums...................................    (3,698)          --
    Excess intangibles amortization................................        --       (2,753)
                                                                     --------     --------
              Deferred income tax liability amounts................   (45,974)     (22,484)
                                                                     --------     --------
                   Net deferred income tax asset...................  $ 78,619     $ 88,426
                                                                     ========     ========

     The Company's principal deferred tax assets arise due to the discounting of loss reserves (which delays a portion of the loss reserve deduction for income tax purposes), the accrual of dividends to policyholders, certain life insurance benefits and liabilities, the provision for doubtful loan accounts and a portion of the unearned premiums. The effect of discounting the loss reserves for tax purposes is to effectively tax the future investment income stream associated with holding the investments necessary to support the reserves. Future investment income, irrespective of other operating income, should be sufficient to allow the future loss reserve deduction (i.e., the accretion of the discount for income tax purposes) to be utilized. Similarly, the recognition of the tax benefits in future periods associated with life insurance benefits and liabilities will be realized through future investment income to be earned on the underlying policies. With respect to the accrual of policyholders' dividends, the future periods will permit the recognition of the tax benefits associated with these accruals as the amounts are linked to future taxable income arising from existing policyholders of the Company.

     In the Company's opinion, the deferred tax assets will be fully realized and no valuation allowance is necessary because the Company has the ability to generate sufficient future taxable income in both the insurance and financial services segments to realize the tax benefits.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE H -- SHORT-TERM DEBT

     Short-term debt is summarized in the following table:

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                       1995         1994
                                                                      -------     --------
                                                                         (THOUSANDS OF
                                                                            DOLLARS)
    Bank lines of credit by a subsidiary of the Company (weighted
      average interest rate; 1994 - 6.91%)..........................  $    --     $157,000
    Commercial paper issued by a subsidiary, maturity dates through
      May 10, 1996 (weighted average interest rate, 1995 - 7.13%;
      1994 - 6.68%).................................................    7,191       17,754
    Current portion of long-term debt...............................   65,000        1,571
                                                                      --------    ---------
                                                                      $72,191     $176,325
                                                                      ========    =========

     The commercial finance subsidiary has lines of credit with banks totaling $15,000,000 that expire September 30, 1996. Interest is based on the prime lending rate. At December 31, 1995, there were no outstanding advances under these lines of credit.

NOTE I -- LONG-TERM DEBT

     Long-term debt is summarized in the following table:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
                                                                         (THOUSANDS OF
                                                                           DOLLARS)
    Fremont General Corporation
      Liquid Yield Option Notes due 2013, less discount
         (1995 - $222,115; 1994 - $229,810)........................  $151,635     $143,940
      $200 million Revolving Credit Facility.......................    85,000       15,000
      Note Payable due 2002........................................     6,620       11,000
    Subsidiaries:
      Variable Rate Asset Backed Certificates......................   330,000      300,000
      $300 million Senior Revolving Credit Facility................   185,000           --
      Other Notes Payable, interest rate at year end, 7.25%........        21           21
                                                                     --------     --------
                                                                      758,276      469,961
      Less current portion.........................................    65,000        1,571
                                                                     --------     --------
                                                                     $693,276     $468,390
                                                                     ========     ========

     In August 1995, the Company amended and restated an agreement on a $200,000,000 Revolving Credit Facility with several banks. Borrowings and repayments are at the option of the Company until the conversion date of August 31, 1997, at which time the facility converts to a term loan with a limit of $100 million that matures in 2001. Interest is based on, at the Company's option, the higher of the Federal Funds rate plus 1/2% or the banks' prime lending rate plus an applicable margin, Eurodollar rates plus an applicable margin or by competitive bids by the banks. All applicable margins are based on the Company's credit rating. The rate at December 31, 1995 on the outstanding balance of $85,000,000 was 6.20%. A facility fee ranging from .25% to .45%, dependent on the Company's credit rating, is charged on the total facility. The facility fee rate during 1995 was .30%. The stock of a subsidiary insurance holding company has been pledged as collateral for this loan.

     During July 1994, the Fremont General Employee Stock Ownership Plan ("ESOP") borrowed $11,000,000 (see Note K) from a bank due in seven equal annual installments commencing on April 1, 1996.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

The maximum principal amount of this loan was increased to $15 million in August, 1995 and the term was extended to April 1, 2002. The note payable is secured by certain shares of the ESOP and the interest and principal payments are guaranteed by the Company. Interest is based on, at the Company's option, the bank's prime lending rate, LIBOR plus 1%, or an applicable certificate of deposit rate. The rate at December 31, 1995 was 6.69%.

     In October 1993 the Company sold in a public offering an aggregate $373,750,000 principal amount at maturity of Liquid Yield Option Notes due October 12, 2013 (Zero Coupon-Subordinated) (the "LYONs") at an issue price of $372.42 for a total net proceeds to the Company of approximately $135,000,000. The yield to maturity is 5% with no periodic payments of interest. The LYONs are convertible into the Company's Common Stock at a price of $19.31 per share and are non-callable for 5 years.

     The Variable Rate Asset Backed Certificates reflect the sale of certificates pursuant to the asset securitization program established in 1993 by a commercial finance subsidiary of the Company. The proceeds from the sale of the initial series of certificates ("Series A") under this program in April 1993 were $200 million bearing interest at the rate of LIBOR plus 0.47%. In November 1993, this subsidiary sold an additional $100 million principal amount of these certificates ("Series B") bearing interest at the rate of LIBOR plus 0.5%. The securities issued in this program have a scheduled maturity of three to four years but could mature earlier depending on fluctuations in outstanding balances of loans in the portfolio and other factors. In April 1995, $30 million principal amount of certificates which mature in 2000, bearing interest at the rate of LIBOR plus .95%, were sold via a private placement. In February 1996, $135 million in certificates ("Series C") were issued which mature in 2000. The proceeds were used, in conjunction with existing cash, to retire the $200 million in Series A certificates. In December 1995, a commercial paper facility was established as part of the asset securitization program. This facility provides for the issuance of up to $150 million in commercial paper, dependent upon the level of assets within the asset securitization program. This facility, which expires in December 1998, had no amounts outstanding under it as of December 31, 1995.

     This subsidiary also has an unsecured revolving line of credit with a syndicated bank group that presently permits borrowings of up to $300 million, of which $185 million was outstanding as of December 31, 1995. This credit line which expires August 1998 replaced a short-term credit facility that expired in August, 1995. The weighted average interest rate at December 31, 1995 was 6.39%

     The carrying amounts and the estimated fair values of long-term borrowings at December 31, 1995 are summarized in the following table:

                                                                     CARRYING     ESTIMATED
                                                                      AMOUNT      FAIR VALUE
                                                                     --------     ----------
                                                                     (THOUSANDS OF DOLLARS)
    LYONs..........................................................  $151,635      $ 175,663
    Variable Rate Asset Backed Certificates........................   330,000        330,000
    $200 million Revolving Credit Facility, expiring 1997..........    85,000         85,000
    $300 million Senior Revolving Credit Facility..................   185,000        185,000
    Note Payable due 2002..........................................     6,620          6,620
    Other Notes Payable............................................        21             21
                                                                     --------       --------
              Total long-term borrowings...........................  $758,276      $ 782,304
                                                                     ========       ========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The aggregate amount of maturities on long-term debt and sinking fund requirements are summarized in the following table (thousands of dollars):

        1996..............................................................  $ 65,000
        1997..............................................................   100,356
        1998..............................................................   197,196
        1999..............................................................    16,446
        2000..............................................................   194,197
        Thereafter........................................................   185,081
                                                                            --------
                                                                            $758,276
                                                                            ========

     Total interest payments on all debt were $91,278,000, $49,294,000, and $37,433,000 in 1995, 1994 and 1993, respectively.

NOTE J -- STOCKHOLDERS' EQUITY AND RESTRICTIONS

     On December 4, 1995, the Board of Directors declared a three-for-two Common Stock split for stockholders of record on January 8, 1996 that was distributed on February 7, 1996. Also during 1995, a ten percent stock dividend was distributed June 15, 1995 to stockholders of record May 30, 1995.

     In 1993 the Company distributed a three-for-two split of Common Stock and sold 3,094,000 shares of Common Stock in a public offering.

     The Company is authorized to issue up to 2,000,000 shares of $.01 par value Preferred Stock; however none has been issued to date.

     Consolidated stockholders' equity is restricted by the provisions of certain long-term debt agreements. At December 31, 1995, the most restrictive loan covenants require the Company to maintain total stockholders' equity before FASB 115 adjustments of at least $375,000,000.

     The Company has adopted a stock option plan for the benefit of certain key members of management. Under the plan, up to 2,681,000 shares are allocable to participants. Options are granted at exercise prices not less than the fair value of the stock on the date of grant. Upon the fifth anniversary of the date of the option grant and on each successive anniversary thereafter (until that option is either exercised or expires) the exercise price of each unexercised option is automatically reduced by one-sixth of the original option price, as reflected in the table below and a charge to compensation expense is recorded. Grantees vest at the rate of 25%

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES per year beginning on the first anniversary of the grant. The stock option activity is summarized in the following table:

                                                                NUMBER OF
                                                                 SHARES       OPTION PRICES
                                                                ---------     --------------
    Outstanding at January 1, 1993............................  1,237,985     $ 5.05 - 10.81
      Granted.................................................    227,123      13.44 - 15.00
      Exercised...............................................    (17,162)      5.05 - 10.10
      Forfeited...............................................    (14,334)      5.05 - 10.10
                                                                ----------
    Outstanding at December 31, 1993..........................  1,433,612       5.05 - 15.00
      Granted.................................................    367,538      14.32 - 14.62
      Exercised...............................................     (1,546)              8.89
                                                                ----------
    Outstanding at December 31, 1994..........................  1,799,604       5.05 - 15.00
      Granted.................................................     30,938              15.68
      Exercised...............................................    (19,488)      8.89 - 13.43
      Forfeited...............................................    (11,013)     10.81 - 15.00
                                                                ----------
    Outstanding at December 31, 1995..........................  1,800,041       4.21 - 15.68
                                                                ==========

     The portion of the consolidated stockholders' equity represented by the Company's investment in its insurance subsidiaries and its thrift and loan subsidiary is subject to various laws and regulations, whereby amounts available for payment of dividends are restricted. Retained earnings and additional paid-in capital of the property and casualty companies currently available for dividend distribution is $29,941,000. No dividends are currently available from the thrift and loan subsidiary.

     Net income and stockholders' equity of domestic insurance subsidiaries, as filed with regulatory authorities on the basis of statutory accounting practices, are summarized in the following table:

                                                           1995         1994         1993
                                                         --------     --------     --------
                                                               (THOUSANDS OF DOLLARS)
    Statutory net income for the year..................  $104,032     $ 48,220     $ 56,366
    Statutory stockholder's equity at year end.........   321,148      250,633      234,604

NOTE K -- EMPLOYEE BENEFIT PLANS

     The Company sponsors a 401(k) Plan and a leveraged Employee Stock Ownership Plan ("ESOP"), both of which cover substantially all employees with at least one year of service. Contribution expense for these plans amounted to $11,015,000, $8,464,000 and $5,947,000 for 1995, 1994 and 1993, respectively, of which
$8,656,000, $5,961,000 and $4,227,000 related to the ESOP. Cash contributions to the ESOP, which relate to 1995, 1994 and 1993, were $3,000,000, $4,375,000 and
$4,147,000, respectively. The contributions, which are generally discretionary, are based on total compensation of the participants.

     From 1990 to 1994, the ESOP purchased 2,904,000 shares of the Company's Common Stock with funds provided by the Company in return for a note maturing in 2000 and bearing interest at 8%. In July 1994 the ESOP borrowed $11 million from a bank under a term loan due 2001 (See Note I). Proceeds from the loan were used to repay the note with the Company. The principal of the bank loan has been recorded as a liability of the Company. The maximum principal amount of this loan was increased to $15,000,000 in August, 1995 and the term was extended to April 1, 2002. Shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. The annual contributions made by the Company to the ESOP are used to repay the loan. As the debt is repaid, shares are released from collateral and are allocated to participants based on total compensation. Dividends received by the ESOP on its investment in the Company's Common Stock, amounting to $374,000, $545,000 and $645,000 in 1995, 1994 and
1993,

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES respectively, were additionally used to service these loans. Interest expense was $196,000 for the year ended December 31, 1995.

     All shares held by the ESOP are considered outstanding for earnings per share purposes. Of the 2,814,000 shares of Company stock owned by the plan at December 31, 1995, 2,088,000 shares are allocated to participants and 726,000 shares are not allocated to participants. Unearned shares acquired prior to December 31, 1992 continue to be accounted for in accordance with the historical cost approach (AICPA Statement of Opinion 76-3). All of the unearned ESOP shares held as of December 31, 1995 were acquired prior to December 31, 1992.

NOTE L -- COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in a number of legal actions arising primarily from claims made under insurance polices or in connection with previous reinsurance agreements. Those actions have been considered in establishing the Company's liabilities. Management and its legal counsel are of the opinion that the settlement of those actions will not have a material effect on the Company's financial position or results of operations.

     An insurance subsidiary of the Company outsourced its data processing operation to Electronic Data Systems in 1992. Under terms of the contract, this subsidiary will pay a minimum $7,500,000 per year for a period of ten years, until 2002.

     Total rental expense for 1995, 1994 and 1993, was $14,909,000, $9,115,000,
and $8,926,000, respectively. The Company leases office facilities and certain equipment under non-cancelable operating leases, the terms of which range from one to ten years. Certain leases provide for an increase in the basic rental to compensate the lessor for increases in operating and maintenance costs. The leases also provide renewal options.

     Under present leases, rental commitments are summarized in the following table (thousands of dollars):

        1996...............................................................  $13,604
        1997...............................................................   12,808
        1998...............................................................   11,194
        1999...............................................................    9,876
        2000...............................................................    7,570
        Thereafter.........................................................    2,238
                                                                             -------
                                                                             $57,290
                                                                             =======

NOTE M -- DISCONTINUED OPERATIONS

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

     The Company estimates that the dedicated assets (primarily cash, investment securities and reinsurance recoverables) supporting these operations and all future cash inflows will be adequate to fund future

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES obligations. However, should those assets ultimately prove to be insufficient, the Company believes that its property and casualty subsidiaries would be able to provide whatever additional funds might be needed to complete the liquidation without having a material adverse effect on the Company's consolidated financial position or results of operations.

     A statement of financial condition of the discontinued operations is summarized in the following table:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
                                                                         (THOUSANDS OF
                                                                           DOLLARS)
    Assets
      Cash and invested assets, at amortized cost..................  $190,777     $249,737
      Reinsurance recoverables.....................................    54,448       71,493
      Federal income taxes.........................................     6,125        5,762
      Other assets.................................................    11,152        9,821
                                                                     --------     --------
              Total................................................  $262,502     $336,813
                                                                     ========     ========
    Liabilities
      Reserves for loss and loss adjustment expenses...............  $162,219     $190,433
      Deferred income taxes........................................    41,810       34,736
      Reinsurance payable and funds withheld.......................    21,713       30,658
      Other liabilities............................................     3,246       47,472
                                                                     --------     --------
              Total................................................  $228,988     $303,299
                                                                     ========     ========

     The amortized cost and fair value of cash and invested assets of the discontinued operations as of December 31, 1995 are summarized in the following table:

                                                                     AMORTIZED      FAIR
                                                                       COST        VALUE
                                                                     --------     --------
                                                                         (THOUSANDS OF
                                                                           DOLLARS)
    Fixed maturities...............................................  $ 87,920     $ 88,725
    Non-redeemable preferred stock.................................    71,878       69,808
    Cash and other invested assets.................................    30,979       30,979
                                                                     --------     --------
      Cash and invested assets.....................................  $190,777     $189,512
                                                                     ========     ========

     The average maturity of the fixed income portfolio was 5.10 years at December 31, 1995. The quality mix of the fixed maturity portfolio as of December 31, 1995 is summarized in the following table:

    AAA (including US government obligations)......................................   50%
    A..............................................................................   10
    BBB............................................................................   11
    BB.............................................................................   29
                                                                                     ----
                                                                                     100%
                                                                                     ====

     At December 31, 1995, all investments included in discontinued operations were current with respect to principal and interest. It is the Company's belief that the carrying value of the investments will be fully realized.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE N -- OPERATIONS BY INDUSTRY SEGMENT

     The following data for the years ended December 31, 1995, 1994 and 1993 provide certain information necessary for industry segment disclosure.

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1995           1994           1993
                                                         ----------     ----------     ----------
                                                                  (THOUSANDS OF DOLLARS)
REVENUES
Workers' compensation..................................  $  671,110     $  458,461     $  489,126
Professional medical liability, corporate and other....      37,077         37,251         33,999
                                                         ----------     ----------     ----------
          Total property and casualty..................     708,187        495,712        523,125
Financial services.....................................     214,975        154,398        125,732
Corporate..............................................         652          3,038          2,548
                                                         ----------     ----------     ----------
                                                         $  923,814     $  653,148     $  651,405
                                                         ==========     ==========     ==========
INCOME (LOSS) BEFORE INCOME TAXES
Workers' compensation..................................  $   85,009     $   62,199     $   49,775
Professional medical liability, corporate and other....      (1,917)          (934)         2,317
                                                         ----------     ----------     ----------
          Total property and casualty..................      83,092         61,265         52,092
Financial services.....................................      35,737         28,014         21,456
Corporate..............................................     (18,502)        (7,708)        (9,200)
                                                         ----------     ----------     ----------
                                                         $  100,327     $   81,571     $   64,348
                                                         ==========     ==========     ==========
AMORTIZATION AND DEPRECIATION EXPENSE
Workers' compensation..................................  $    8,501     $    4,808     $    5,051
Professional medical liability, corporate and other....         176            377            517
                                                         ----------     ----------     ----------
          Total property and casualty..................       8,677          5,185          5,568
Financial services.....................................       3,032          2,442          1,962
Corporate..............................................       8,625          8,082          2,982
                                                         ----------     ----------     ----------
                                                         $   20,334     $   15,709     $   10,512
                                                         ==========     ==========     ==========
CAPITAL EXPENDITURES
Property and casualty*.................................  $    7,404     $    5,642     $    3,362
Financial services.....................................       1,931          4,107          2,982
Corporate..............................................         192            653            213
                                                         ----------     ----------     ----------
                                                         $    9,527     $   10,402     $    6,557
                                                         ==========     ==========     ==========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                                                                       DECEMBER 31,
                                                         ----------------------------------------
                                                            1995           1994           1993
                                                         ----------     ----------     ----------
                                                                  (THOUSANDS OF DOLLARS)
IDENTIFIABLE ASSETS
Property and casualty*.................................  $2,055,511     $1,096,781     $1,139,899
Financial services.....................................   2,131,412      1,678,039      1,119,534
Corporate..............................................      27,974         22,757         85,661
                                                         ----------     ----------     ----------
                                                         $4,214,897     $2,797,577     $2,345,094
                                                         ==========     ==========     ==========

- ---------------
* It is not practicable to allocate asset amounts among lines of business within the property and casualty insurance segment. Assets held for discontinued operations are excluded from the above table.

NOTE O -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                              THREE MONTH PERIODS ENDED
                                              ---------------------------------------------------------
                                              MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                              ---------     --------     -------------     ------------
                                                    (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
1995
Revenues....................................  $ 199,157     $252,995       $ 238,499         $233,163
Net Income..................................     14,206       16,867          18,265           18,684
Net income per share........................       0.55         0.65            0.70             0.71
1994
Revenues....................................  $ 156,058     $157,992       $ 173,749         $165,349
Net Income..................................     13,487       14,077          14,095           14,153
Net income per share........................       0.52         0.55            0.55             0.55

     The revenues, net income, and net income per share for the quarters ended after March 31, 1995 are greater than all other quarters presented, due primarily to the acquisition of Casualty Insurance Company which was completed on February 22, 1995. (See Note B).

NOTE P -- SUBSEQUENT EVENTS

     Public Offering: On March 1, 1996, Fremont General Financing I, a statutory business trust (the "Trust") and consolidated wholly-owned subsidiary of the Company, sold $100 million of 9% Trust Originated Preferred Securities(SM) ("the Preferred Securities") in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. The proceeds from the sale of the Preferred Securities were invested in 9% Junior Subordinated Debentures of the Company ("the Junior Subordinated Debentures"). The $100 million Junior Subordinated Debentures are the sole asset of the Trust.

     The Preferred Securities will be redeemed upon maturity of the Junior Subordinated Debentures in 2026, subject to the election available to the Company to extend the maturity up to 2045, and they may be redeemed, in whole or in part, at any time on or after March 31, 2001 and under certain specified circumstances.

     The Junior Subordinated Debentures rank pari passu with the Company's $373,750,000 aggregate principal amount at maturity of Liquid Yield Option Notes due 2013, and subordinate and junior to all senior indebtedness of the Company. Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by the Company.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     Reinsurance: On January 1, 1996, the Company entered into a reinsurance and assumption agreement with a reinsurer whereby assets and liabilities related to certain life and annuity insurance polices, primarily investment-type contracts and credit life and accident and health, were ceded to the reinsurer. This reinsurance agreement is part of several other agreements which collectively act to significantly reduce the Company's life insurance operations (see Note F). The effect on operations from these agreements is not expected to be material.

     Stockholders' Equity: During the first quarter of 1996, the Company completed a stock repurchase program. This program, previously announced on November 17, 1995, was initiated to fund stock-based management and employee benefit programs. A total of 819,300 shares (adjusted for the three-for-two stock split effected January 8, 1996) were purchased at a cost of $19,535,000.

                  FREMONT GENERAL CORPORATION (PARENT COMPANY)

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
                                                                             (THOUSANDS OF
                                                                               DOLLARS)
ASSETS
Cash...................................................................  $    304     $    794
Notes receivable from subsidiaries*....................................    85,310       91,403
Investment in subsidiaries*............................................   660,663      413,529
Short-term investments.................................................     8,554        7,405
Excess of cost of acquisition of subsidiaries over net assets
  acquired.............................................................     7,876        8,204
Other receivables from subsidiaries*...................................     4,033        3,330
Deferred income taxes..................................................    78,619       88,426
Other assets...........................................................    27,222        5,709
                                                                         --------     --------
  TOTAL ASSETS.........................................................  $872,581     $618,800
                                                                         ========     ========
LIABILITIES
Accrued expenses and other liabilities.................................  $ 14,318     $ 18,818
Amounts due to subsidiaries*...........................................   110,793       73,267
Amounts due to run-off subsidiaries*...................................     6,125        5,762
Current portion of long-term debt......................................        --        1,571
Long-term debt.........................................................   243,255      168,369
                                                                         --------     --------
  TOTAL LIABILITIES....................................................   374,491      267,787
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred Stock, par value $.01-authorized 2,000,000 shares; none issued
Common Stock, par value $1 per share -- Authorized: 1995 - 49,500,000 and 1994 - 30,000,000 shares; issued and outstanding:
  (1995 - 25,393,000 and 1994 - 15,388,000)............................    25,393       15,388
Additional paid-in capital.............................................   110,103       80,264
Retained earnings......................................................   347,607      331,713
Unearned Employee Stock Ownership Plan shares..........................    (6,612)     (10,987)
Net unrealized gain (loss) on investments, net of deferred taxes.......    21,599      (65,365)
                                                                         --------     --------
  TOTAL STOCKHOLDERS' EQUITY...........................................   498,090      351,013
                                                                         --------     --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................  $872,581     $618,800
                                                                         ========     ========

- ---------------

* Eliminated in consolidation

                  See notes to condensed financial statements.

                  FREMONT GENERAL CORPORATION (PARENT COMPANY)

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1995        1994        1993
                                                               --------     -------     -------
                                                                    (THOUSANDS OF DOLLARS)
INCOME
Interest income from subsidiaries*...........................  $  4,170     $ 3,623     $   654
Dividends from consolidated subsidiary*......................     6,051       3,407       6,155
Net investment income........................................       648       3,014       2,296
Realized investment gains....................................        --          --         248
Other income*................................................     8,518       5,508       5,221
                                                                -------     -------     -------
  TOTAL INCOME...............................................    19,387      15,552      14,574
EXPENSES
Interest expense.............................................    13,282       8,163       6,439
General and administrative...................................    18,883      12,018      11,505
                                                                -------     -------     -------
  TOTAL EXPENSES.............................................    32,165      20,181      17,944
                                                                -------     -------     -------
                                                                (12,778)     (4,629)     (3,370)
Income tax expense (benefit).................................    (1,632)     (3,351)      1,573
                                                                -------     -------     -------
Loss before equity in undistributed income of subsidiary
  companies..................................................   (11,146)     (1,278)     (4,943)
Equity in undistributed income of subsidiary companies.......    79,168      57,090      47,653
                                                                -------     -------     -------
  NET INCOME.................................................  $ 68,022     $55,812     $42,710
                                                                =======     =======     =======

- ---------------
* Eliminated in consolidation

                  See notes to condensed financial statements.

                  FREMONT GENERAL CORPORATION (PARENT COMPANY)

           SCHEDULE III-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1995         1994         1993
                                                            --------     --------     ---------
                                                                  (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Net income................................................  $ 68,022     $ 55,812     $  42,710
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity in undistributed income from continuing
       operations of subsidiaries.........................   (79,168)     (57,090)      (47,653)
     Change in accrued investment income..................        (1)         216          (220)
     Change in amounts due to or from subsidiaries........     6,676          102         3,337
     Provision for (reduction in) deferred income taxes...    22,810       (4,391)         (973)
     Provision for depreciation and amortization..........     8,612        8,082         2,982
     Realized investment gains............................        --           --          (248)
     Change in other assets and liabilities...............    (9,002)       6,022        (1,693)
                                                            ---------    ---------    ----------
          NET CASH PROVIDED BY (USED IN) CONTINUING
            OPERATIONS....................................    17,949        8,753        (1,758)
  Effect of discontinued operations.......................       363       (9,573)        9,380
                                                            ---------    ---------    ----------
          NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES....................................    18,312         (820)        7,622
INVESTING ACTIVITIES
  Purchases of fixed maturity investments.................    (4,988)     (46,712)     (113,569)
  Sales of fixed maturity investments.....................        --       92,003       113,817
  Fixed maturity investments matured or called............     5,000       11,600            --
  Decrease (increase) in short-term and other
     investments..........................................    (1,149)       7,928       (69,273)
  Net decrease (increase) in credit lines with
     subsidiaries.........................................     6,094      (57,652)      (18,648)
  Purchase of and additional investments in
     subsidiaries.........................................   (81,000)     (23,000)      (35,088)
  Purchase of property and equipment......................      (192)        (653)         (213)
                                                            ---------    ---------    ----------
          NET CASH USED IN INVESTING ACTIVITIES...........   (76,235)     (16,486)     (122,974)
FINANCING ACTIVITIES
  Repayment of short-term debt............................    (1,571)          --        (8,250)
  Proceeds from long-term debt............................   110,000       26,000       135,013
  Repayment of long-term debt.............................   (42,808)          --       (38,040)
  Dividends paid..........................................   (12,618)     (11,344)       (9,369)
  Proceeds from sale of Common Stock......................        --           --        40,803
  Stock options exercised.................................        80           22           251
  Purchase of fractional shares...........................       (25)          --            (8)
  Decrease (increase) in unearned Employee Stock Stock
     Ownership Plan shares................................     4,375        2,647        (4,475)
                                                            ---------    ---------    ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.......    57,433       17,325       115,925
                                                            ---------    ---------    ----------
          INCREASE (DECREASE) IN CASH.....................      (490)          19           573
  Cash at beginning of year...............................       794          775           202
                                                            ---------    ---------    ----------
          CASH AT END OF YEAR.............................  $    304     $    794     $     775
                                                            =========    =========    ==========

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

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

               SCHEDULE V -- SUPPLEMENTARY INSURANCE INFORMATION

                                                                            DECEMBER 31,
                                                     -------------------------------------------------------
               COLUMN A                                COLUMN B        COLUMN C       COLUMN D     COLUMN E
               --------                              -----------     ------------     --------     ---------
                                                                       RESERVES
                                                       DEFERRED       FOR CLAIMS,                  DIVIDENDS
                                                        POLICY       BENEFITS AND                     TO
                                                     ACQUISITION      SETTLEMENT      UNEARNED      POLICY-
               SEGMENT                                  COSTS          EXPENSES       PREMIUMS      HOLDERS
               -------                               -----------     ------------     --------     ---------
                                                                      (THOUSANDS OF DOLLARS)
1995
  Life insurance....................................   $48,938       $  374,724       $    --       $    --
  Workers' compensation.............................    25,610        1,419,821        93,229        40,822
  Professional medical liability,
    corporate and other.............................     2,090           35,871         7,252            --
                                                       -------       ----------       -------       -------
                                                       $76,638       $1,830,416      $100,481       $40,822
                                                       =======       ==========       =======       =======

1994
  Life insurance....................................   $42,156       $  172,425       $    --       $    --
  Workers' compensation.............................    13,237          703,567        37,690        46,067
  Professional medical liability,
    corporate and other.............................     3,893           43,094         9,861            --
                                                       -------       ----------       -------       -------
                                                       $59,286       $  919,086       $47,551       $46,067
                                                       =======       ==========       =======       =======

1993
  Life insurance....................................   $37,985       $  123,066       $    --       $    --
  Workers' compensation.............................    13,364          728,582        45,472        46,337
  Professional medical liability,
    corporate and other.............................     3,879           54,345         9,252            --
                                                       -------       ----------       -------       -------
                                                       $55,228       $  905,993       $54,724       $46,337
                                                       =======       ==========       =======       =======


                                                                                 YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------------------------
                                                       COLUMN F    COLUMN G      COLUMN H       COLUMN I     COLUMN J    COLUMN K
                                                       --------   ----------   ------------   ------------   ---------   --------
                                                                                              AMORTIZATION
                                                                                  CLAIMS,     OF DEFERRED
                                                                     NET       BENEFITS AND      POLICY        OTHER       NET
                                                       PREMIUM    INVESTMENT    SETTLEMENT    ACQUISITION    OPERATING   PREMIUMS
               SEGMENT                                 REVENUE      INCOME       EXPENSES        COSTS       EXPENSES    WRITTEN
               -------                                 --------   ----------   ------------   ------------   ---------   --------
                                                                                  (THOUSANDS OF DOLLARS)
1995
  Life insurance....................................   $ 14,469     $ 19,457      $ 19,928       $  7,716     $ 4,412    $    N/A
  Workers' compensation.............................    574,952       96,158       435,040        113,404      24,074     554,459
  Professional medical liability,
    corporate and other.............................     31,965        5,112        26,293          4,979       2,821      29,331
                                                       --------     --------      --------       --------     -------    --------
                                                       $621,386     $120,727      $481,261       $126,099     $31,307    $583,790
                                                       ========     ========      ========       ========     =======    ========

1994
  Life insurance....................................   $ 14,689     $ 10,595      $ 13,002       $  6,669     $ 3,453    $    N/A
  Workers' compensation.............................    401,455       57,047       249,370         74,621      17,137     393,755
  Professional medical liability,
    corporate and other.............................     32,129        5,122        24,229          5,700       2,629      32,677
                                                       --------     --------      --------       --------     -------    --------
                                                       $448,273     $ 72,764      $286,601       $ 86,990     $23,219    $426,432
                                                       ========     ========      ========       ========     =======    ========

1993
  Life insurance....................................   $ 14,268     $ 11,404      $  8,829       $  9,809     $ 4,276    $    N/A
  Workers' compensation.............................    426,793       60,710       300,468         66,911      19,933     427,651
  Professional medical liability,
    corporate and other.............................     28,972        5,027        18,685          5,535       2,681      28,016
                                                       --------     --------      --------       --------     -------    --------
                                                       $470,033     $ 77,141      $327,982       $ 82,255     $26,890    $455,667
                                                       ========     ========      ========       ========     =======    ========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                           SCHEDULE VI -- REINSURANCE








                                                                COLUMN D                      COLUMN F
                                                  COLUMN C      ---------                    ----------
                                    COLUMN B      ---------      ASSUMED       COLUMN E      PERCENTAGE
                                   ----------     CEDED TO        FROM        ----------     OF AMOUNT
                                     GROSS          OTHER         OTHER          NET          ASSUMED
            COLUMN A                 AMOUNT       COMPANIES     COMPANIES       AMOUNT         TO NET
- ---------------------------------  ----------     ---------     ---------     ----------     ----------
                                                 (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
YEAR ENDED DECEMBER 31, 1995
Life insurance in force*.........  $1,513,199     $822,309      $  8,742      $  699,632          1%
                                   ==========     ========      ========      ==========
Premium Revenue
  Life insurance premiums........  $   15,166     $  2,333      $  1,636      $   14,469         11%
  Workers' compensation..........     543,892       22,368        53,428         574,952          9%
  Professional medical liability,
     corporate and other.........      35,953        6,729         2,741          31,965          9%
                                   ----------     --------      --------      ----------
                                   $  595,011     $ 31,430      $ 57,805      $  621,386
                                   ==========     ========      ========      ==========
YEAR ENDED DECEMBER 31, 1994
Life insurance in force*.........  $1,559,869     $380,609      $334,124      $1,513,384         22%
                                   ==========     ========      ========      ==========
Premium Revenue
  Life insurance premiums........  $   11,990     $ (1,114)     $  1,585      $   14,689         11%
  Workers' compensation..........     408,519        7,064            --         401,455          0%
  Professional medical liability,
     corporate and other.........      34,187        2,058            --          32,129          0%
                                   ----------     --------      --------      ----------
                                   $  454,696     $  8,008      $  1,585      $  448,273
                                   ==========     ========      ========      ==========
YEAR ENDED DECEMBER 31, 1993
Life insurance in force*.........  $1,769,668     $460,946      $297,060      $1,605,782         18%
                                   ==========     ========      ========      ==========
Premium Revenue
  Life insurance premiums........  $   13,427     $    551      $  1,392      $   14,268         10%
  Workers' compensation..........     432,743        5,950            --         426,793          0%
  Professional medical liability,
     corporate and other.........      29,658        1,494           808          28,972          3%
                                   ----------     --------      --------      ----------
                                   $  475,828     $  7,995      $  2,200      $  470,033
                                   ==========     ========      ========      ==========

- ---------------
* Balance at end of year.
  Intercompany transactions have been eliminated.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                                                             COLUMN C
                                                    ---------------------------
                                        COLUMN B             ADDITIONS                              COLUMN E
                                       ----------   ---------------------------     COLUMN D       ----------
              COLUMN A                 BALANCE AT   CHARGED TO     CHARGED TO      ----------      BALANCE AT
- -------------------------------------  BEGINNING    COSTS AND    OTHER ACCOUNTS    DEDUCTIONS         END
             DESCRIPTION               OF PERIOD     EXPENSES       DESCRIBE        DESCRIBE       OF PERIOD
- -------------------------------------  ----------   ----------   --------------    ----------      ----------
                                                               (THOUSANDS OF DOLLARS)
YEAR ENDED DECEMBER 31, 1995
  Deducted from asset accounts:
     Allowance for possible loan
       losses........................   $ 27,406     $ 14,575        $   --         $ 10,200(2)     $ 31,781
     Premiums receivable and agents'
       balances and reinsurance
       recoverable...................      6,959        2,465         1,723(1)            --          11,147
                                         -------      -------        ------          -------         -------
          Totals.....................   $ 34,365     $ 17,040        $1,723         $ 10,200        $ 42,928
                                         =======      =======        ======          =======         =======
YEAR ENDED DECEMBER 31, 1994
  Deducted from asset accounts:
     Allowance for possible loan
       losses........................   $ 25,222     $ 11,980        $3,605(1)      $ 13,401(2)     $ 27,406
     Premiums receivable and agents'
       balances and reinsurance
       recoverable...................      6,991          320            --              352(2)        6,959
                                         -------      -------        ------          -------         -------
          Totals.....................   $ 32,213     $ 12,300        $3,605         $ 13,753        $ 34,365
                                         =======      =======        ======          =======         =======
YEAR ENDED DECEMBER 31, 1993
  Deducted from asset accounts:
     Allowance for possible loan
       losses........................   $ 22,819     $ 16,873        $   --         $ 14,470(2)     $ 25,222
     Premiums receivable and agents'
       balances and reinsurance
       recoverable...................      5,866        3,143            --            2,018(2)        6,991
                                         -------      -------        ------          -------         -------
          Totals.....................   $ 28,685     $ 20,016        $   --         $ 16,488        $ 32,213
                                         =======      =======        ======          =======         =======

- ---------------
(1) Reserves established with company and portfolio acquisitions.

(2) Uncollectible accounts written off, net of recoveries and reclassifications.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

               SCHEDULE X -- SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS

                                                                                          YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------------------
                                           DECEMBER 31,                                                       COLUMN H
                          ----------------------------------------------                             --------------------------
                                         COLUMN C
                                        ----------   COLUMN D                                             CLAIMS AND CLAIM
                           COLUMN B      RESERVES    --------                                                ADJUSTMENT
                          -----------   FOR UNPAID   DISCOUNT                            COLUMN G        EXPENSES INCURRED
        COLUMN A           DEFERRED       CLAIMS      IF ANY    COLUMN E     COLUMN F   ----------           RELATED TO
- ------------------------    POLICY      AND CLAIM    DEDUCTED   --------     --------      NET       --------------------------
    AFFILIATION WITH      ACQUISITION   ADJUSTMENT      IN      UNEARNED      EARNED    INVESTMENT       (1)            (2)
       REGISTRANT            COSTS       EXPENSES    COLUMN C   PREMIUMS     PREMIUMS     INCOME     CURRENT YEAR   PRIOR YEARS
- ------------------------  -----------   ----------   --------   --------     --------   ----------   ------------   -----------
                                                                 (THOUSANDS OF DOLLARS)
Fremont Insurance Group and Consolidated Subsidiaries
1995....................    $27,700     $1,455,692   $23,126    $100,481     $606,917    $101,270      $459,951      $   1,382
1994....................    $17,130     $  746,661   $    --    $ 47,551     $433,584    $ 62,169      $290,833      $ (17,234)
1993....................    $17,243     $  782,927   $    --    $ 54,724     $455,765    $ 65,737      $323,279      $  (4,126)


                                YEAR ENDED DECEMBER 31,
                          -----------------------------------
                           COLUMN I
                          -----------    COLUMN J
                           AMORTIZA-    ----------
                            TION OF        PAID
        COLUMN A           DEFERRED       CLAIMS     COLUMN K
- ------------------------    POLICY      AND CLAIM    --------
    AFFILIATION WITH      ACQUISITION   ADJUSTMENT   PREMIUMS
       REGISTRANT            COSTS       EXPENSES    WRITTEN
- ------------------------  -----------   ----------   --------
                   (THOUSANDS OF DOLLARS)
Fremont Insurance Group and Consolidated Subsidiaries
1995....................   $ 118,383     $490,781    $583,790
1994....................   $  80,321     $307,279    $426,432
1993....................   $  72,446     $308,357    $455,667

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 1996.

                                          FREMONT GENERAL CORPORATION

                                          By: /s/      JOHN A. DONALDSON
                                              --------------------------------
                                          Title: Controller and chief
                                                 Accounting Officer
                                                 (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                     DATE
- ------------------------------------------     ------------------------------   ---------------
/s/          JAMES A. MCINTYRE                Chairman of the Board and         March 28, 1996
- ------------------------------------------       Chief Executive Officer
             James A. McIntyre                   (Principal Executive
                                                 Officer)

/s/           LOUIS J. RAMPINO                President, Chief Operating        March 28, 1996
- ------------------------------------------       Officer and Director
              Louis J. Rampino

/s/           WAYNE R. BAILEY                 Executive Vice President,         March 28, 1996
- ------------------------------------------       Treasurer and Chief
              Wayne R. Bailey                    Financial Officer (Principal
                                                 Financial Officer)

/s/          JOHN A. DONALDSON                 Controller and                    March 28, 1996
- ------------------------------------------       Chief Accounting Officer
             John A. Donaldson                   (Principal Accounting
                                                 Officer)

/s/         HOUSTON I. FLOURNOY                Director                          March 28, 1996
- ------------------------------------------
            Houston I. Flournoy

/s/        C. DOUGLAS KRANWINKLE               Director                          March 28, 1996
- ------------------------------------------
           C. Douglas Kranwinkle

/s/         DAVID W. MORRISROE                 Director                          March 28, 1996
- ------------------------------------------
            David W. Morrisroe

/s/         DICKINSON C. ROSS                  Director                          March 28, 1996
- ------------------------------------------
            Dickinson C. Ross

/s/        KENNETH L. TREFFTZS                 Director                          March 28, 1996
- ------------------------------------------
           Kenneth L. Trefftzs

                               INDEX TO EXHIBITS

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
 NUMBER                                    DESCRIPTION                                   PAGE
- --------     ----------------------------------------------------------------------- ------------
  2.1        Stock Purchase Agreement among Fremont Compensation Insurance Company,
             Fremont General Corporation, the Buckeye Union Insurance Company, The
             Continental Corporation and Casualty Insurance Company, Dated as of
             December 16, 1994. (Filed as Exhibit No. 2.1 to Current Report on Form
             8-K, as of February 22, 1995, Commission File Number 1-8007, and
             incorporated herein by reference)......................................
  2.2        Amendment No. 1 to Stock Purchase Agreement among Fremont Compensation
             Insurance Company, Fremont General Corporation, the Buckeye Union
             Insurance Company, The Continental Corporation and Casualty Insurance
             Company, Dated as of December 16, 1994. (Filed as Exhibit No. 2.2 to
             Current Report on Form 8-K, as of February 22, 1995, Commission File
             Number 1-8007, and incorporated herein by reference)...................
  3.1        Restated Articles of Incorporation of Fremont General Corporation.
             (Filed as Exhibit No. 3.1 to Registration Statement on Form S-3 File No
             33-64771 which was declared effective on March 1, 1996, and incorporated herein by reference.).....................................
  3.2        Certificate of Amendment of Articles of Incorporation of Fremont
             General Corporation. (Filed as Exhibit 3.2 to Registration Statement on
             Form S-3 File No. 33-64771 which was declared effective on March 1,
             1996 and herein incorporated by reference).............................
  3.3        Amended and Restated By-Laws of Fremont General Corporation............
  4.1        Form of Stock Certificate for Common Stock of the Registrant. (Filed as
             Exhibit No. (1) Form 8-A filed on March 17, 1993, Commission File
             Number 1-8007, and incorporated herein by reference)...................
  4.2        Indenture with respect to Liquid Yield Option Notes Due 2013 between the Registrant and Bankers Trust Company. (Filed as Exhibit No. (4)(iv)
             to Registration Statement on Form S-3 filed on October 1, 1993, and incorporated herein by reference)......................................
  4.3        Indenture among the Registrant, the Trust and First Interstate Bank of
             California, a California banking corporation, as trustee...............
  4.4        Declaration of Trust among the Registrant, the Regular Trustees and The
             Chase Manhattan Bank (USA), a Delaware banking corporation, as Delaware trustee................................................................
  4.5        Amended and Restated Declaration of Trust among the Registrant, the
             Regular Trustees, The Chase Manhattan Bank (USA), a Delaware banking corporation, as Delaware trustee, and The Chase Manhattan Bank, N.A., a national banking association, as Institutional Trustee.................
  4.6        Preferred Securities Guarantee Agreement between the Registrant and The
             Chase Manhattan Bank, N.A., a national banking association, as
             Preferred Guarantee Trustee............................................
  4.7        Common Securities Guarantee Agreement by the Registrant................
  4.8        Form of Preferred Securities. (included in Exhibit 4.5)................
  4.9        Form of 9% Junior Subordinated Debenture. (included in Exhibit 4.3)....
 10.1        Fremont General Corporation Employee Stock Ownership Plan as amended...
 10.2        Amended and Restated Trust Agreement for Fremont General Corporation
             Employee Stock Ownership Plan..........................................

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
 NUMBER                                    DESCRIPTION                                   PAGE
- --------     ----------------------------------------------------------------------- ------------
 10.3        Fremont General Corporation and Affiliated Companies Investment
             Incentive Program as amended...........................................
 10.4(a)     Trust Agreement for Investment Incentive Program. (Filed as Exhibit No.
             (10)(xi) to Annual Report on Form 10-K, for the fiscal year ended
             December 31, 1993, Commission File Number 1-8007, and incorporated herein by reference)...................................................
 10.4(b)     Amendment to Trust Agreement for Investment Incentive Program..........
 10.5(a)     Supplemental Retirement Plan of the Company. (Filed as Exhibit No.
             (10)(v) to Annual Report on Form 10-K, for the fiscal year ended
             December 31, 1990, Commission File Number 1-8007, and incorporated herein by reference)...................................................
 10.5(b)     Amendment to Supplemental Retirement Plan..............................
 10.6        Trust Agreement for Supplemental Retirement Plan of the Company and the
             Senior Supplemental Retirement Plan of the Company, as amended.........
 10.7        Senior Supplemental Retirement Plan, as amended........................
 10.8(a)     Excess Benefit Plan of The Company. (Filed as Exhibit No. (10)(vi) to
             Annual Report on Form 10-K, for the fiscal year ended December 31,
             1993, Commission File No.> 1-8007 and incorporated herein by reference).............................................................
 10.8(b)     Amendment to Excess Benefit Plan of the Company........................
 10.8(c)     Trust Agreement for Excess Benefit Plan................................
 10.9        Non-Qualified Stock Option Plan of 1989 of the Company.................
 10.10       Long-Term Incentive Compensation Plan of the Company...................
 10.11       1995 Restricted Stock Award Plan.......................................
 10.12       Fremont General Corporation Employee Benefits Trust Agreement ("Grantor
             Trust") dated September 7, 1995 between the Company and Merrill Lynch
             Trust Company of California............................................
 10.13       Employment Agreement between the Company and James A. McIntyre. (Filed as Exhibit No. (10)(i) to Quarterly Report on Form 10-Q for the period ended March 31, 1994, Commission File Number 1-8007, and incorporated herein by reference)...................................................
10.14(a)     Employment Agreement between the Company and Louis J. Rampino..........
10.14(b)     Employment Agreement between the Company and Wayne R. Bailey...........
 10.15       Management Continuity Agreement between the Company and Raymond G.
             Meyers.................................................................
 10.16       1995 Management Incentive Compensation Plan of the Company. (Filed as
             Exhibit No. (10)(vi) to Quarterly Report on Form 10-Q, for the period ended June 30, 1995, Commission File Number 1-8007, and incorporated herein by reference)...................................................
 10.17       Continuing Compensation Plan for Retired Directors.....................
 10.18       Non-Employee Directors' Deferred Compensation Plan.....................
10.19(a)     Credit Agreement among Fremont General Corporation, Various Lending
             Institutions and the Chase Manhattan Bank, N.A., As Agent. (Filed as
             Exhibit No. (10)(xiv) to Quarterly Report on Form 10-Q for the period ended September 30, 1994, Commission File Number 1-8007, and incorporated herein by reference)......................................
10.19(b)     Amendment to Credit Agreement..........................................
 10.20       Keep Well Agreement, dated as of August 24, 1995 by the Company in connection with the Credit Agreement among Fremont General Corporation,
             Various Lending Institutions and the Chase Manhattan Bank, N.A., As
             Agent..................................................................

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
 NUMBER                                    DESCRIPTION                                   PAGE
- --------     ----------------------------------------------------------------------- ------------
 10.21       Credit Agreement $15,000,000 by and among Merrill Lynch Trust Company of California as trustee for the Fremont General Corporation Employee
             Stock Ownership Trust. The Plan Committee (hereinafter described) on behalf of the Fremont General Corporation Employee Stock Ownership
             Plan, Fremont General Corporation, and First Interstate Bank of
             California August 10, 1995. (Filed as Exhibit No. (10)(viii) to
             Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference)..................................
(11)         Statement re: Computation of per share earnings........................
(21)         Subsidiaries of the Company............................................
(23)         Consent of Ernst & Young LLP independent Auditors......................
(27)         Financial Data Schedule................................................
(28)         Information from reports provided to state insurance regulatory
             authorities............................................................        P