Form 10-Q
period 1996-03-31
FREMONT GENERAL CORP
filed 1996-05-15
CIK 38984

- --------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

X      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1996

                                       OR

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                          Shares Outstanding
            Class                                           April 30, 1996
            -----                                           --------------
  Common Stock, $1.00 par value                               25,393,723


- ------------------------------------------------------------------------------

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - Financial Information




                                                                Page No.
                                                                --------

Item 1. Financial Statements

          Consolidated Balance Sheets
            March 31, 1996 and December 31, 1995 ...............      3

          Consolidated Statements of Income
            Three Months Ended  March 31, 1996 and 1995 ........      4

          Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1996 and 1995 .........      5

          Notes to Consolidated Financial Statements
            on Form 10-Q .......................................      6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ................      7


                           PART II - Other Information


Item 1.   Not applicable

Item 2.   Changes in Securities ...............................      18

Item 3.   Not applicable

Item 4.   Not applicable

Item 5.   Not applicable

Item 6.   Exhibits and Reports on Form 8-K ....................      18

Signature .....................................................      22

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                      MARCH 31,        DECEMBER 31,
                                                                                        1996               1995
                                                                                   ----------------   ----------------
                                                                                      (UNAUDITED)
                                                                                           (THOUSANDS OF DOLLARS)

ASSETS
Securities available for sale at fair value:
   Fixed maturity investments  (cost: 1996 - $1,428,296; 1995 - $1,255,434)....         $1,400,789         $1,296,550
   Non-redeemable preferred stock  (cost: 1996 - $343,036; 1995 - $285,337)....            332,015            277,451
                                                                                   ----------------   ----------------
                    Total securities available for sale........................          1,732,804          1,574,001

Loans receivable...............................................................          1,466,931          1,499,043
Short-term investments.........................................................            344,968            362,163
Other investments..............................................................              3,195              1,726
                                                                                   ----------------   ----------------
                    Total Investments and Loans................................          3,547,898          3,436,933

Cash ..........................................................................             42,565             39,559
Accrued investment income .....................................................             29,009             30,396
Premiums receivable and agents' balances ......................................             97,569            107,973
Reinsurance recoverable on paid losses ........................................             16,126              9,422
Reinsurance recoverable on unpaid losses ......................................            283,774            289,461
Deferred policy acquisition costs .............................................             27,424             76,638
Costs in excess of net assets acquired ........................................             69,134             70,656
Deferred income taxes .........................................................             96,197             78,619
Other assets ..................................................................             77,820             75,240
Assets held for discontinued operations .......................................            261,789            262,502
                                                                                   ----------------   ----------------
                    Total Assets ..............................................         $4,549,305         $4,477,399
                                                                                   ================   ================

LIABILITIES
Claims and policy liabilities:
   Losses and loss adjustment expenses ........................................         $1,399,974         $1,455,692
   Life insurance benefits and liabilities ....................................            381,891            374,724
   Unearned premiums ..........................................................            103,130            100,481
   Dividends to policyholders .................................................             39,055             40,822
                                                                                   ----------------   ----------------
                    Total Claims and Policy Liabilities .......................          1,924,050          1,971,719

Reinsurance premiums payable and funds withheld ...............................              5,095              5,452
Other liabilities .............................................................             65,512             81,371
Thrift deposits ...............................................................            964,148            926,312
Short-term debt ...............................................................             75,654             72,191
Long-term debt ................................................................            731,233            693,276
Liabilities of discontinued operations ........................................            228,275            228,988
                                                                                   ----------------   ----------------
                    Total Liabilities .........................................          3,993,967          3,979,309

Commitments and contingencies

Company-obligated mandatorily redeemable preferred securities of
   subsidiary Trust holding solely Company junior subordinated debentures .....            100,000                  -

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share -- Authorized: 49,500,000
   shares; issued and outstanding: 1996 and 1995 - 25,393,000 .................             25,393             25,393
Additional paid-in capital ....................................................            108,690            110,103
Retained earnings .............................................................            362,376            347,607
Deferred compensation .........................................................            (29,050)            (6,612)
Net unrealized gain (loss) on investments, net of deferred taxes ..............            (12,071)            21,599
                                                                                   ----------------   ----------------
                    Total Stockholders' Equity ................................            455,338            498,090
                                                                                   ----------------   ----------------
                    Total Liabilities and Stockholders' Equity ................         $4,549,305         $4,477,399
                                                                                   ================   ================

See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                    1996           1995
                                                                 ------------   ------------
                                                                   (THOUSANDS OF DOLLARS,
                                                                   EXCEPT PER SHARE DATA)


REVENUES
Property and casualty premiums earned........................       $126,677       $123,423
Net investment income........................................         33,777         22,374
Loan interest................................................         38,036         39,213
Realized investment gains (losses) ..........................          (661)              6
Other revenue................................................          5,804         14,141
                                                                 ------------   ------------
        Total Revenues.......................................        203,633        199,157

EXPENSES
Losses and loss adjustment expenses..........................         93,677         93,517
Policy acquisition costs.....................................         25,520         23,710
Provision for loan losses....................................          3,518          4,357
Other operating costs and expenses...........................         25,533         34,144
Interest expense.............................................         28,154         22,614
                                                                 ------------   ------------
        Total Expenses ......................................        176,402        178,342
                                                                 ------------   ------------

Income before taxes..........................................         27,231         20,815
Income tax expense...........................................          8,714          6,609
                                                                 ------------   ------------

           NET INCOME........................................        $18,517        $14,206
                                                                 ============   ============



PER SHARE DATA
 Net income:
      Primary................................................          $0.72          $0.55
      Fully diluted..........................................           0.60           0.46

 Cash dividends..............................................           0.15           0.12

Weighted average shares:
      Primary................................................         25,802         25,823
      Fully diluted..........................................         33,010         33,030




See notes to consolidated financial statements on Form 10-Q.


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     1996           1995
                                                                  ------------   ------------
                                                                    (THOUSANDS OF DOLLARS)


OPERATING ACTIVITIES
Net income ....................................................       $18,517        $14,206
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Change in premiums receivable and agents' balances
        and reinsurance recoverable on paid losses ...........          2,925          3,895
    Change in accrued investment income ......................          1,387            391
    Change in claims and policy liabilities ..................        (37,292)         2,770
    Amortization of policy acquisition costs .................         25,520         23,710
    Policy acquisition costs deferred ........................        (25,244)       (27,490)
    Provision for deferred income taxes ......................            553           (802)
    Provision for loan losses ................................          3,518          4,357
    Provision for depreciation and amortization ..............          5,422          4,430
    Net amortization on fixed maturity investments ...........         (6,360)        (1,042)
    Realized investment (gains) losses .......................            661             (6)
    Change in other assets and liabilities ...................        (22,188)         4,631
                                                                  ------------   ------------
       Net Cash Provided by (Used in) Operating Activities ...       (32,581)         29,050

INVESTING ACTIVITIES Securities available for sale:
    Purchases of securities ..................................       (711,633)      (766,883)
    Sales of securities ......................................        485,579        178,543
    Securities matured or called .............................         21,149         11,360
Securities held to maturity:
    Purchases of securities ..................................              -        (18,937)
    Sales of securities ......................................              -              -
    Securities matured or called .............................              -          2,489
Decrease in short-term and other investments .................         15,726        697,645
Loan originations and bulk purchases funded ..................       (114,371)      (111,442)
Receipts from repayments of loans ............................        142,269        106,749
Purchase of subsidiaries, less cash acquired .................              -       (249,305)
Purchase of property and equipment ...........................         (2,545)        (1,661)
                                                                  ------------   ------------
       Net Cash Used in Investing Activities .................       (163,826)      (151,442)

FINANCING ACTIVITIES
Proceeds from short-term debt ................................         74,311         22,436
Repayments of short-term debt ................................        (70,848)       (10,598)
Proceeds from long-term debt .................................         74,000         75,000
Repayments of long-term debt .................................        (38,004)        (2,808)
Net increase in thrift deposits ..............................         37,836          9,606
Annuity contract receipts ....................................         57,777         10,873
Annuity contract withdrawals .................................         (7,606)          (845)
Proceeds from sale of Preferred Securities ...................        100,000              -
Dividends paid ...............................................         (3,325)        (2,923)
Stock options exercised ......................................            975              -
Net (increase) decrease in deferred compensation plans .......        (25,703)         4,380
                                                                  ------------   ------------
       Net Cash Provided by Financing Activities .............        199,413        105,121
                                                                  ------------   ------------

Increase (Decrease) in Cash ..................................          3,006        (17,271)

Cash at beginning of year ....................................         39,559         31,058
                                                                  ------------   ------------

Cash at March 31, ............................................        $42,565        $13,787
                                                                  ============   ============

See notes to consolidated financial statements on Form 10-Q.


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                   (Unaudited)


NOTE A --- BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

         These statements have been prepared in accordance with generally accepted accounting principles and, accordingly, adjustments (consisting of normal accruals) have been made as management considers necessary for fair presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain 1995 amounts have been reclassified to conform to the 1996 presentation, including the reclassification of life insurance premiums to other revenue.


NOTE B --- PUBLIC OFFERING

     On March 1, 1996, Fremont General Financing I, a statutory business trust (the "Trust") and consolidated wholly-owned subsidiary of the Company, sold $100 million of 9% Trust Originated Preferred Securities (SM) ("the Preferred Securities") in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. The proceeds from the sale of the Preferred Securities were invested in 9% Junior Subordinated Debentures of the Company ("the Junior Subordinated Debentures"). The $100 million Junior Subordinated Debentures are the sole asset of the Trust.

         The Preferred Securities will be redeemed upon maturity of the Junior Subordinated Debentures in 2026, subject to the election available to the Company to extend the maturity up to 2045, and they may be redeemed, in whole or in part, at any time on or after March 31, 2001 and under certain specified circumstances.

         The Junior Subordinated Debentures rank "pari pasu" with the Company's $373,750,000 aggregate principal amount at maturity of Liquid Yield Option Notes due 2013, and subordinate and junior to all senior indebtedness of the Company. Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by the Company.


NOTE C --- REINSURANCE

         On January 1, 1996, the Company entered into a reinsurance and assumption agreement with a reinsurer whereby assets and liabilities related to certain life and annuity insurance polices, primarily investment-type contracts and credit life and accident and health, were ceded to the reinsurer. This reinsurance agreement is part of several other agreements which collectively act to significantly reduce the Company's life insurance operations. The effect on operations from these agreements was not material.


NOTE D -- STOCKHOLDERS' EQUITY AND PER SHARE DATA

         The three-for-two Common Stock split declared on December 4, 1995 was distributed on February 7, 1996 to stockholders of record on January 8, 1996.

         Per share data have been computed based on the weighted average number of shares outstanding adjusted retroactively for this stock split, as well as, the ten percent stock dividend distributed June 15, 1995.

         During the first quarter of 1996, the Company completed a stock repurchase program. This program, previously announced on November 17, 1995, was initiated to fund stock-based management and employee benefit programs. A total of 845,799 shares were purchased at a cost of $20,160,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Fremont General Corporation (the "Company"), a nationwide property and casualty insurance and financial services holding company, operates through its wholly-owned subsidiaries in select businesses in niche markets. The three core operating lines of business are workers' compensation insurance, real estate lending and commercial finance lending. Additionally, on a smaller scale, the Company is involved in underwriting various other insurance products.

         The following table presents information for the quarters ended March 31, 1996 and March 31, 1995 with respect to the Company's primary business segments.



                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                        -----------------------------------
                                                                             1996               1995
                                                                        ----------------   ----------------
                                                                              (THOUSANDS OF DOLLARS)

Revenues:
     Workers' compensation .........................................           $147,662           $133,578
     Professional medical liability corporate and other ............              8,342              9,672
                                                                        ----------------   ----------------
                  Total property and casualty ......................            156,004            143,250
     Financial services ............................................             47,226             55,713
     Corporate .....................................................                403                194
                                                                        ----------------   ----------------
                  Total ............................................           $203,633           $199,157
                                                                        ================   ================
Income (Loss) Before Taxes:
     Workers' compensation .........................................            $25,446            $16,750
     Professional medical liability, corporate and other ...........               (483)              (380)
                                                                        ----------------   ----------------
                  Total property and casualty ......................             24,963             16,370
     Financial services ............................................              7,515              7,727
     Corporate .....................................................             (5,247)            (3,282)
                                                                        ----------------   ----------------
                  Total                                                         $27,231            $20,815
                                                                        ================   ================


     The Company generated revenues of approximately $204 million in the first quarter ended March 31, 1996, as compared to revenues of $199 million for the first quarter of 1995. Revenues were higher in the first quarter of 1996 as compared to the first quarter of 1995, due primarily to higher workers' compensation insurance premiums and net investment income, offset partially by lower life insurance premiums in the financial services segment. The higher workers' compensation insurance premiums and net investment income are due primarily to the acquisition on February 22, 1995, of Casualty Insurance Company ("Casualty") from the Buckeye Union Insurance Company. Casualty underwrites workers' compensation insurance primarily in Illinois and several other mid-western states. Casualty currently is the largest underwriter of workers' compensation insurance in Illinois and has provided the Company with a significant presence in the mid-western region. The increased insurance premiums and net investment income from this acquisition have been partially offset by lower workers' compensation insurance premiums earned in California. See "Property and Casualty Insurance Operations Premiums." Lower revenues in the financial services segment are due primarily to lower life insurance premiums as the Company significantly reduced its life insurance operations effective January 1, 1996 by entering into certain reinsurance and assumption agreements with a reinsurer. See "Financial Services." Realized investment gains (losses) in the first quarter ended March 31, 1996 were ($661,000) compared to $6,000 for the first quarter of 1995.

         The Company had net income of $18.5 million or $.72 per share for the first quarter of 1996, as compared to $14.2 million or $0.55 per share for the first quarter of 1995. Income before taxes for the first quarter of 1996 was $27.2 million as compared to $20.8 million for the first quarter of 1995, representing an increase of 30.8%.

         Workers' compensation insurance operations posted income before taxes of $25.4 million for the first quarter of 1996, as compared to $16.8 million for the first quarter of 1995. The 51.9% increase in income before taxes in the first quarter of 1996 is due primarily to the acquisition of Casualty, offset partially by lower income on the Company's California business. The combined ratio for the first quarter of 1996 was 99.5% compared to 99.6% for the first quarter of 1995.

         The Company's professional medical liability, corporate and other segment is composed principally of revenues and expenses that pertain to the Company's professional medical liability business ("medical malpractice"), as well as miscellaneous expenses associated with the Company's downstream property and casualty insurance holding company, Fremont Insurance Group, Inc., ("Fremont Insurance Group"). Medical malpractice premiums were down slightly at $6.9 million for the first quarter of 1996 as compared to $7.7 million for the first quarter of 1995. Income before taxes for the medical malpractice business was $923,000 for the first quarter of 1996, also down slightly from $1.3 million for the first quarter of 1995. Expenses of Fremont Insurance Group include interest expense on debt and other obligations of $1.5 million for the first quarter of 1996 as compared to $1.6 million for the first quarter of 1995. Since the operations of Fremont Insurance Group consist primarily of interest expense and overhead expenses, management does not expect it to operate at a profit.

         The financial services business segment posted income before taxes of $7.5 million for the first quarter of 1996, down 2.7% from $7.7 million for the first quarter of 1995. The decrease in income before taxes is due primarily to the establishment of a specific loan loss reserve associated with a particular loan in the commercial finance loan portfolio. See "Financial Services." The average loan portfolio in the financial services segment grew to $1.52 billion in the quarter ended March 31, 1996 from $1.47 billion in the quarter ended March 31, 1995.

         Corporate revenues during the quarters ended March 31, 1996 and 1995 consisted primarily of investment income, while corporate expenses consisted primarily of interest expense and general and administrative expense. The corporate loss before income taxes for the first quarter of 1996 was $5.2 million as compared to $3.3 million for the same period of 1995. The increase in the corporate loss before taxes in the first quarter of 1996 over the same period in 1995 was due primarily to increased interest expense and increased administrative expenses. The increase in interest expense is due primarily to additional debt incurred in the acquisition of Casualty, as well as to accrued dividends in connection with a public offering on March 1, 1996 of $100 million of 9% Trust Originated Preferred SecuritiesSM (the "Preferred Securities") sold by a consolidated wholly-owned subsidiary of the Company. See "Liquidity and Capital Resources." Since the proceeds from this offering were invested in 9% Junior Subordinated Debentures of the Company, the accrued dividends on the Preferred Securities have been classified in the Consolidated Statements of Income as interest expense.

         Income tax expense of $8.7 million for the first quarter ended March 31, 1996 represents an effective tax rate of 32.0% on pre-tax income of $27.2 million. The Company's effective tax rate represents a slight increase from the effective tax rate of 31.8% for the first quarter of 1995. These effective tax rates are lower than the enacted federal income tax rate of 35%, due primarily to tax exempt investment income which reduces the Company's taxable income.

     PROPERTY AND CASUALTY INSURANCE OPERATIONS

         The following table represents information for the quarters ended March 31, 1996 and 1995 with respect to the Company's property and casualty insurance operations:




                                                                THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            ----------------------------
                                                               1996            1995
                                                            ------------    ------------
                                                              (THOUSANDS OF DOLLARS)

        Revenues ........................................      $156,004        $143,250
        Expenses ........................................       131,041         126,880
                                                            ------------    ------------
        Income before taxes .............................       $24,963         $16,370
                                                            ============    ============


     Revenues from the property and casualty insurance operations consist primarily of workers' compensation insurance premiums earned and net investment income. Expenses consist primarily of loss and loss adjustment expenses, policy acquisition costs, other operating costs and expenses.

         PREMIUMS. Premiums earned from the Company's workers' compensation insurance operations were $119.4 million in the first quarter ended March 31, 1996, as compared to $115.1 million in the same period of 1995. Premiums were slightly higher in the first quarter of 1996 as compared to the first quarter of 1995, due primarily to the acquisition of Casualty, partially offset by lower premiums earned in California. For the first quarter ended March 31,1996, the Company's workers' compensation insurance premiums earned in its western region, consisting primarily of California, accounted for $44.9 million, or 37.6% of the Company's total workers' compensation insurance premiums earned for such period, representing a decrease of $31.6 million from the same period in 1995. This decrease was due primarily to the increased price competition resulting from California's adoption of an open rating system and the repeal of the minimum rate law. See "Workers' Compensation Regulation." This increased price competition has led to (i) lower premium rates and (ii) a lower average policy size due to the Company's shift in focus to smaller employers. Additionally, an increase in non-renewing polices have contributed to the lower premium volume in California. The increase in non-renewing polices occurs as a result of certain premium prices falling below required minimum pricing pursuant to the Company's underwriting standards. For the first quarter ended March 31, 1996, the Company's workers' compensation insurance premiums earned in its mid-western region, consisting primarily of Illinois, accounted for $74.5 million, or 62.4% of the Company's total workers' compensation insurance premiums earned. In addition, the Company anticipates price competition to continue in Illinois, where an overall average decrease of 13.6% in advisory rates, which workers' compensation insurance companies in Illinois tend to follow, became effective January 1, 1996. See "Variability of Operating Results."

         NET INVESTMENT INCOME. Net investment income within the property and casualty insurance operations was $30.0 million, in the first quarter ended March 31, 1996, as compared to $19.9 million in the same period of 1995.
Significantly higher invested assets, due primarily to the acquisition of Casualty, resulted in increased investment income during the first quarter ended March 31, 1996 as compared to the same period of 1995.

         LOSS AND LOSS ADJUSTMENT EXPENSE. Workers' compensation loss and loss adjustment expenses ("LAE") were $88.0 million and $87.0 million for the quarters ended March 31, 1996 and 1995, respectively. In addition, the ratio of these losses and LAE to workers' compensation insurance premiums earned was 73.7%, and 75.6% for the quarters ended March 31, 1996 and 1995, respectively. The modest increase in incurred loss and LAE in the first quarter of 1996 as compared to the same period of 1995 is due primarily to the acquisition of Casualty, partially offset by lower incurred loss and LAE in California. Additionally, the decrease in the loss and LAE ratio in the first quarter of 1996 as compared to the same period of 1995, is due primarily to lower claim frequency and severity in the Company's mid-west region, offset partially by a higher loss and LAE ratio in the Company's west region resulting from lower insurance premiums earned on California policies which resulted from increased competition. See "Premiums". The decrease in California premiums was greater than the decrease in California incurred loss and LAE, thereby resulting in a higher loss and LAE ratio.

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

         POLICY ACQUISITION COSTS AND OTHER OPERATING COSTS AND EXPENSES. The ratio of policy acquisition costs and other operating costs and expenses to premiums earned is referred to as the expense ratio, which for the Company's workers' compensation business was 25.8% in the first quarter ended March 31, 1996, as compared to 24.0% in the same period of 1995. The increase in this ratio in the first quarter of 1996 was due primarily to higher operating costs and expenses, partially offset by lower agents' commission costs.

         DIVIDENDS TO POLICYHOLDERS. In the quarters ended March 31, 1996 and March 31, 1995 there were no dividends accrued. This is due primarily to a change in the type of workers' compensation insurance policy written on and after January 1, 1995. In 1995, the Company's workers' compensation insurance policies, both in California and those underwritten by Casualty, were predominately written as non-participating, which does not include provisions for dividend consideration. Prior to 1995 the Company's policies were predominately written as participating, thereby obligating the Company to consider the payment of dividends. This shift in policy type is due primarily to the increased competition in the California market which has resulted from the repeal of the minimum rate law, effective January 1, 1995. The Company anticipates that this shift to non-participating policies will continue and be a characteristic element of the competitive environment established by the July 1993 California legislation. See "Workers' Compensation Regulation."

         VARIABILITY OF OPERATING RESULTS. The Company's profitability can be affected significantly by many factors including competition, the severity and frequency of claims, interest rates, regulations, court decisions, the judicial climate, and general economic conditions and trends, all of which are outside of the Company's control. These factors have contributed, and in the future could contribute, to significant variation of results of operations in different aspects of the Company's business from quarter to quarter and year to year. With respect to the workers' compensation insurance business, changes in economic conditions can lead to reduced premium levels due to lower payrolls as well as increased claims due to the tendency of workers who are laid off to submit workers' compensation claims. Legislative and regulatory changes can also contribute to variable operating results for workers' compensation insurance businesses. For example, in 1995 the Company experienced the negative impact of lower premiums and lower profitability on the Company's California workers' compensation business due to increased price competition resulting from legislation enacted in California in July 1993 which, among other things, repealed the minimum rate law effective January 1, 1995. See "Workers' Compensation Regulation." Additionally, price competition in Illinois continues to impact the Company's profitability, where an overall average decrease of 13.6% in advisory rates, which workers' compensation insurance companies in Illinois tend to follow, became effective January 1, 1996. The Company anticipates that its results of operations and financial condition will continue to be adversely affected by the increased price competition which has lowered the Company's workers' compensation insurance premiums earned in California. Also, the establishment of appropriate reserves necessarily involves estimates, and reserve adjustments have caused significant fluctuations in operating results from year to year.

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

FINANCIAL SERVICES

         The Company's financial services operations are principally engaged in commercial and residential real estate lending through Fremont Investment & Loan and asset-based lending through Fremont Financial. The Company also has small premium finance and life insurance operations included in this segment. Revenues consist principally of interest income and, to a lesser extent, fees, life insurance premiums and other income.

         The following table presents information with respect to the Company's financial services operations:



                                                                THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            ----------------------------
                                                               1996            1995
                                                            ------------    ------------
                                                              (THOUSANDS OF DOLLARS)


        Revenues ........................................       $47,226         $55,713
        Expenses ........................................        39,711          47,986
                                                            ------------    ------------
        Income before taxes .............................       $ 7,515         $ 7,727
                                                            ============    ============



     Revenues decreased 15.2% in the first quarter ended March 31, 1996 over the same period of 1995, due primarily to lower life insurance revenues. These lower life insurance revenues resulted from certain reinsurance and assumption agreements which the Company entered into on December 31, 1995 and January 1, 1996, primarily with one reinsurer, whereby assets and liabilities related to certain life and annuity insurance policies, primarily investment-type contracts and credit life and accident and health, were ceded to the reinsurer. The reinsurance agreements are part of several other agreements which collectively act to significantly reduce the Company's life insurance operations. The effect on income before taxes and net income from these agreements was not material.

         Income before taxes in the financial services operations was $7.5 million for the first quarter ended March 31, 1996 as compared to $7.7 million for the first quarter of 1995. The decrease in income before taxes in the first quarter is due primarily to the establishment of a specific loan loss reserve associated with a particular loan in the commercial finance loan portfolio. Partially offsetting the impact of this specific loan loss reserve was higher income before taxes in the real estate lending operation due to lower loan loss experience resulting in a lower provision for loan losses in the first quarter of 1996 as compared to the same period of 1995.

         The following table identifies the interest income, interest expense, average interest-bearing assets and liabilities, and interest margins for the Company's real estate lending and commercial finance subsidiaries:




                                                                       THREE MONTHS ENDED MARCH 31,
                                                                1996                                      1995
                                             -------------------------------------    --------------------------------------
                                                AVERAGE                   YIELD/         AVERAGE                    YIELD/
                                                BALANCE       INTEREST    COST (1)       BALANCE        INTEREST   COST (1)
                                             ---------------  ----------  --------    ---------------   ---------  ---------
                                                                 (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest bearing assets (2):
  Commercial finance
       and other assets ..................         $637,448     $17,535     11.00 %         $582,147     $17,516      12.04 %
  Real estate lending:

    Cash equivalents .....................          182,539       2,457      5.38             71,119         916       5.15
    Investments ..........................           19,883         286      5.75                422           2       1.90
    Commercial real estate loans .........          715,777      17,000      9.50            681,176      16,043       9.42
    Residential real estate loans ........          176,172       4,128      9.37            108,160       2,709      10.02
    Contract loans .......................              113          (1)    (3.54)             20,632         693      13.44
    Installment loans ....................              689          19     11.03              2,937          94      12.80
    Finance leases .......................                -           -         -                 73           1       5.48
                                             ---------------  ----------              ---------------   ---------
  Total interest bearing assets ..........       $1,732,621     $41,424      9.56         $1,466,666     $37,974      10.36
                                             ===============  ==========              ===============   =========

Interest bearing liabilities:
  Savings deposits .......................         $260,322      $3,383      5.20 %          $71,117        $857       4.82 %
  Time deposits ..........................          705,080      10,314      5.85            686,190       9,774       5.70
  Commercial paper and other .............            3,559          64      7.19             17,747         303       6.83
  Securitization obligation ..............          304,258       4,700      6.18            300,000       4,886       6.51
  Debt with banks ........................          210,449       3,410      6.48            163,053       2,803       6.88
  Debt from affiliates ...................           58,240         719      4.94             49,892         514       4.12
                                             ---------------  ----------              ---------------   ---------
  Total interest bearing liabilities .....       $1,541,908     $22,590      5.86         $1,287,999     $19,137       5.94
                                             ===============  ==========              ===============   =========

Net interest income                                             $18,834                                  $18,837
                                                              ==========                                =========
Net yield                                                                    4.35 %                                    5.14 %

- ---------------------

(1) Annualized.
(2) Average loan balances include non-accrual balances.



         The margin between the Company's interest income and cost of funds decreased in the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995, due primarily to an increase in lower yielding cash equivalents, changes in the mix of loans and a modest increase in the cost of savings and time deposits in the real estate lending operation, as well as a slight decrease in the net margins in the commercial finance lending segment. In the real estate lending operation, the change in portfolio mix occurred as the Company continued its shift away from high rate, high risk residential real estate loans secured by personal property or junior liens on real estate, to lower yielding residential first trust deed real estate loans. The lower yields on the first trust deed loans are compensated for by the improved underlying collateral and by the improved lien position on the collateral. The net margins decreased in the commercial finance segment due primarily to an increase in the competitive environment.

         LOANS RECEIVABLE AND RESERVE ACTIVITY. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:



                                                                            MARCH 31,                DECEMBER 31,
                                                                              1996                       1995
                                                                  -----------------------    -----------------------
                                                                                     % OF                       % OF
                                                                      AMOUNT        TOTAL         AMOUNT        TOTAL
                                                                  ----------------  ------   ---------------   ------
                                                                        (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Accounts receivable and inventory loans:
    Commercial finance ........................................          $410,034     27 %         $415,038      27 %
Term loans:
    Commercial finance ........................................           153,017     10            110,647       7
    Real estate lending .......................................           878,411     59            888,952      58
    Other .....................................................            57,643      4            116,187       8
                                                                  ----------------   ----    ---------------   -----
        Total term loans ......................................         1,089,071     73          1,115,786      73
                                                                  ----------------   ----    ---------------   -----
        Total loans ...........................................         1,499,105    100          1,530,824     100
Less allowance for possible loan losses .......................            32,174      2             31,781       2
                                                                  ----------------   ----    --------------    -----
    Loans receivable ..........................................        $1,466,931     98 %       $1,499,043      98 %
                                                                  ================   ====    ===============   =====



     The   following  table  illustrates  the  maturities  of  the
Company's  loans  receivable:



                                                                        MATURITIES AT MARCH 31, 1996
                                                      ------------------------------------------------------------------
                                                         1 TO 24        25 TO 60          OVER 60
                                                         MONTHS          MONTHS            MONTHS            TOTAL
                                                      --------------  --------------    -------------   ----------------
                                                                          (THOUSANDS OF DOLLARS)

Accounts receivable and inventory
     loans -- variable rate ......................         $410,034        $      -         $      -           $410,034
Term loans -- variable rate ......................          150,981         119,147          625,601            895,729
Term loans -- fixed rate .........................           95,439          47,748           50,155            193,342
                                                      --------------  --------------    -------------   ----------------
    Total ........................................         $656,454        $166,895         $675,756         $1,499,105
                                                      ==============  ==============    =============   ================



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

         The  following   table  describes  the  asset   classifications,   loss
experience and reserve reconciliation of the real estate lending and commercial finance operations as of or for the periods ended as shown below:



                                                                                 MARCH 31,
                                                                     -----------------------------------
                                                                          1996               1995
                                                                     ----------------   ----------------
                                                                   (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Non-accrual loans ...............................................            $27,089            $25,765
Accrual loans 90 days past due ..................................              1,595                170
Real estate owned ("REO") .......................................              8,057             12,400
                                                                     ----------------   ----------------
Total non-performing assets .....................................            $36,741            $38,335
                                                                     ================   ================

Beginning allowance for possible loan losses ....................            $31,781            $27,406
Provision for loan losses .......................................              3,518              4,357
Reserves established with portfolio acquisitions ................              1,830                  -
Charge-offs:
    Commercial finance and other loans ..........................              4,011                 96
    Real estate lending:
        Commercial real estate loans ............................                970                213
        Residential real estate loans ...........................                  -                442
        Contract and installment loans ..........................                 95                113
                                                                     ----------------   ----------------
    Total charge-offs ...........................................              5,076                864
                                                                     ----------------   ----------------
Recoveries:
    Commercial finance and other loans ..........................                  7                337
    Real estate lending:
        Commercial real estate loans ............................                 19                  -
        Residential real estate loans ...........................                 35                331
        Contract and installment loans ..........................                 51                 87
        Finance leases ..........................................                  9                  1
                                                                     ----------------   ----------------
    Total recoveries ............................................                121                756
                                                                     ----------------   ----------------
Net charge-offs .................................................              4,955                108
                                                                     ----------------   ----------------
Ending allowance for possible loan losses .......................            $32,174            $31,655
                                                                     ================   ================

Allocation of allowance for possible loan losses:
    Commercial finance and other loans ..........................            $14,366            $14,211
    Real estate lending .........................................             17,808             17,444
                                                                     ----------------   ----------------
    Total allowance for possible loan losses ....................            $32,174            $31,655
                                                                     ================   ================

Total loans receivable ..........................................         $1,499,105         $1,472,765
Average total loans receivable ..................................          1,520,177          1,465,408
Net charge-offs to average total loans receivable ...............               1.30 %             0.03 %
Non-performing assets to total loans receivable .................               2.45 %             2.60 %
Allowance for possible loan losses to total loans receivable ....               2.15 %             2.15 %
Allowance for possible loan losses to non-performing assets .....              87.57 %            82.57 %
Allowance for possible loan losses to non-accrual
    loans and accrual loans 90 days past due ....................             112.17 %           122.06 %



         Non-performing assets decreased slightly to $36.7 million at March 31, 1996 from $38.3 million at March 31, 1995. This decrease is due primarily to a reduction in REO assets of $4.3 million, offset partially by an increase in non-accrual loans and accrual loans 90 days past due. The non-accrual loan increases are consistent with the increase in total loans receivable. The decrease in REO was achieved primarily through asset sales.

         The lower provision for loan losses in the quarter ended March 31, 1996 as compared to the same quarter of the prior year, is due primarily to improved loan loss experience in the real estate lending operation, offset partially by an additional specific loan loss reserve in the commercial finance operation associated with one loan in the commercial finance portfolio. Substantially all of the charge-offs in the commercial finance segment in the first quarter of 1996 were also related to this loan. This accounts for the increase in net charge-offs to average total loans receivable to 1.30% at March 31, 1996 from 0.03% at March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The property and casualty insurance operations must have cash and liquid assets available to meet their obligations to policyholders in accordance with contractual obligations, in addition to having the funds available to meet ordinary operating costs. These operations have several sources of funds to meet their obligations, including cash flow from operations, recoveries from reinsurance contracts and investment securities. By statute, the majority of the cash from these operations is required to be invested in investment grade securities to provide protection for policyholders. The Company invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's investment portfolio had an unrealized gain (loss) of ($18.6) million and $33.2 million at March 31, 1996 and December 31. 1995, respectively.

         The Company's thrift and loan subsidiary finances its lending activities primarily through customer deposits, which have grown to $964 million at March 31, 1996 from $926 million at December 31, 1995. In addition, Fremont Investment & Loan is eligible for financing through the Federal Home Loan Bank of San Francisco. This financing is available at varying rates and terms. As of March 31, 1996, $190 million was available under the facility and no borrowings were outstanding.

         The Company's commercial finance operation funds its lending activities primarily through its asset securitization program, an unsecured revolving line of credit with a syndicated bank group and its capital. The asset securitization program was established to provide a stable and cost effective source of funds to facilitate the expansion of this business. The securities issued in this program have scheduled maturities in 1997 and 2000, but could mature earlier depending on fluctuations in outstanding balances of loans in the portfolio and other factors. During April 1995, the Company issued $30 million in subordinated variable rate asset-backed certificates, which mature in 2000, via a private placement. In February 1996, $135 million in asset-backed certificates were issued which mature in 2000. The proceeds were used, in conjunction with existing cash, to retire $200 million in previously issued variable rate asset-backed certificates. As of March 31, 1996 there were $265 million in outstanding variable rate asset-backed certificates. Additionally, up to $365 million in additional publicly offered asset-backed certificates may be issued pursuant to a shelf registration statement to fund future growth in the commercial finance loan portfolio. In December 1995, a commercial paper facility was established as part of the asset securitization program. This facility, which expires in December 1998, provides for the issuance of up to $150 million in commercial paper, dependent upon the level of assets within the asset securitization program. As of March 31, 1996, $11 million was outstanding under this facility. The commercial finance operation's unsecured revolving line of credit is with a syndicated bank group that presently permits borrowings of up to $300 million, of which $231 million was outstanding as of March 31, 1996. This credit line is primarily used to finance assets which are not included in the Company's asset securitization program. This credit line expires August 1998.

         As a holding company, Fremont General pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, management fees paid by its subsidiaries and dividends paid by its subsidiaries. Stockholders' dividends declared aggregated $3.7 million and $2.9 million for the quarters ended March 31, 1996 and 1995, respectively. Several of the Company's subsidiaries are subject to certain statutory and regulatory restrictions and various agreements, principally loan agreements, that restrict their ability to distribute dividends to the Company. The Company expects that during the next few years dividends from its subsidiaries will consist of dividends from its property and casualty subsidiaries and dividends on preferred stock of its thrift and loan holding company and commercial finance subsidiaries. The maximum amount available for payment of dividends by the property and casualty subsidiaries at December 31, 1995 without prior regulatory approval is approximately $30 million.

         To facilitate general corporate operations, in August 1994 the Company obtained a revolving line of credit with a syndicated bank group that permitted borrowings of up to $150 million. In August 1995, the Company negotiated an increase of this line to $200 million, of which $78 million was outstanding as of March 31, 1996. In August 1997, this credit line converts to a term loan of up to $100 million, with scheduled semi-annual payments through August 2001. In addition, in July 1994 the Company replaced its internally financed loan to its Employee Stock Ownership Plan ("ESOP") with an external bank-financed loan totaling $11 million. The maximum principal amount of this loan was increased to $15 million in August 1995. The loan is due in seven equal annual installments commencing on April 1, 1996 and is secured by certain shares of the ESOP. The balance outstanding at March 31, 1996 was $3.6 million. The interest and principal payments are guaranteed by the Company.

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

         On March 1, 1996, Fremont General Financing I, a statutory business trust (the "Trust") and consolidated wholly-owned subsidiary of the Company, sold $100 million of 9% Trust Originated Preferred SecuritiesSM ("the Preferred Securities") in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. The proceeds from the sale of the Preferred Securities were invested in 9% Junior Subordinated Debentures of the Company ("the Junior Subordinated Debentures"). The $100 million Junior Subordinated Debentures are the sole asset of the Trust. The Preferred Securities will be redeemed upon maturity of the Junior Subordinated Debentures in 2026, subject to the election available to the Company to extend the maturity up to 2045, and they may be redeemed, in whole or in part, at any time on or after March 31, 2001 and under certain specified circumstances. The Junior Subordinated Debentures rank "pari pasu" with the Company's $373,750,000 aggregate principal amount at maturity of Liquid Yield Option(TM) Notes due 2013, and subordinate and junior to all senior indebtedness of the Company. Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by the Company. The Company used the proceeds from the sale of the Junior Subordinated Debentures to reduce outstanding debt under the Company's revolving line of credit by approximately $50 million, and the remaining proceeds have been used for general corporate purposes. The reduction of $50 million in the Company's revolving line of credit occurred over several months, with the final reduction paid in May 1996.

         Net cash provided by (used in) operating activities of continuing operations was ($32.6) million and $29.1 million for the first quarter ended March 31, 1996 and 1995, respectively. Net cash provided by (used in) continuing operations decreased in the first quarter of 1996 over the same quarter of 1995 due primarily to a decrease in claims and policy liabilities resulting from lower premium volume in the Company's California workers' compensation insurance business, as well as a decrease in other liabilities due primarily to the settlement of accrued operating costs.

         Net cash used in investing activities increased modestly to $163.8 million from $151.4 million for the quarters ended March 31, 1996 and 1995, respectively. The increase in net cash used in investing activities is due primarily to an increase in investment purchases, net of sales, maturities, and calls, offset partially by the purchase of Casualty in February 1995 for a net cash disbursement of $249.3 million, as well as an increase in receipts from repayments of loans. The significant decrease in short-term and other investments of $697.6 million and the purchase of securities of $766.9 million in the quarter ended March 31, 1995 was due primarily to the effects of investing the acquired short-term investment portfolio of Casualty into long-term securities.

         Net cash provided by financing activities was $199.4 million and $105.1 million for the quarters ended March 31, 1996 and March 31, 1995, respectively. Net cash provided by financing activities increased in the first quarter of 1996 as compared to the first quarter of 1995, due primarily to the following items: (i) a larger increase in thrift deposits; (ii) a larger increase in annuity contract receipts, net of contract withdrawals; (iii) and the impact of the proceeds from the sale of 9% Trust Originated Preferred Securities SM on March 1, 1996 in a public offering by the Trust. These conditions were partially offset by lower short-term and long-term debt proceeds, net of repayments, as well as an increase in deferred compensation plans. Substantially all of the annuity contract receipts received in the quarter ended March 31, 1996 will be remitted to a reinsurer under certain reinsurance and assumption agreements which became effective January 1, 1996. See "Financial Services". The lower proceeds from long-term debt, net of repayments, is due primarily to debt incurred in the first quarter of 1995 related to the Casualty acquisition. The increase in deferred compensation plan is due primarily to the repurchase by the Company of its Common Stock in the first quarter of 1996 pursuant to certain deferred compensation programs.

         The amortized cost of the Company's invested assets were $2.12 billion and $1.91 billion at March 31, 1996 and December 31, 1995, respectively. Contributing to the $210 million increase in the invested assets were $100 million in proceeds from the public offering on March 1, 1996 of 9% Trust Originated Preferred SecuritiesSM by a subsidiary of the Company and a $50 million increase in net annuity receipts in the life insurance operation. These annuity receipts will ultimately be remitted to a reinsurer under certain reinsurance and assumption agreements which became effective January 1, 1996. See "Financial Services".

         The Company's property and casualty premium to surplus ratio for the year ended December 31, 1995 was 2.3 to 1, which is within industry guidelines. The FDIC has established certain capital and liquidity standards for its member institutions, and Fremont Investment & Loan was in compliance with these standards as of March 31, 1996.

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


CHANGES IN ACCOUNTING PRINCIPLES

        In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121 ("FASB 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations, including intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FASB 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted FASB 121 in the first quarter of 1996 and the effect of adoption was not material.

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

                         PART II - OTHER INFORMATION

Item 1:     Legal Proceedings.
            None.

Item 2:     Changes in Securities.

            On December 4, 1995, the Company announced a three-for-two split of its Common Stock for stockholders of record at January 8, 1996. The stock split was effected on February 7, 1996.

Item 3:     Defaults Upon Senior Securities.
            None.

Item 4:     Submission of Matters to a Vote of Security Holders.
            None.

Item 5:     Other Information.
            None.

Item 6:     Exhibits and Reports on Form 8-K.

      (a) Exhibits

   EXHIBIT NO.                             DESCRIPTION
   -----------                             -----------
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

      3.3 Amended and Restated By-Laws of Fremont General Corporation. (Filed as Exhibit No. 3.3 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

     4.1 Form of Stock Certificate for Common Stock of the Registrant. (Filed as Exhibit No. (1) Form 8-A filed on March 17, 1993, Commission File Number 1-8007, and incorporated herein by reference.)

     4.2 Indenture with respect to Liquid Yield Option Notes Due 2013 between the Registrant and Bankers Trust Company. (Filed as Exhibit No. 4.4 to Registration Statement on Form S-3 filed on October 1, 1993, and incorporated herein by reference.)

   EXHIBIT NO.                             DESCRIPTION
   -----------                             -----------

     4.3 Indenture among the Registrant, the Trust and First Interstate Bank of California, a California banking corporation, as trustee. (Filed as Exhibit No. 4.3 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)


     4.4 Declaration of Trust among the Registrant, the Regular Trustees and The Chase Manhattan Bank (USA), a Delaware banking corporation, as Delaware trustee. (Filed as Exhibit No. 4.4 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

     4.5 Amended and Restated Declaration of Trust among the Registrant, the Regular Trustees, The Chase Manhattan Bank (USA), a Delaware banking corporation, as Delaware trustee, and The Chase Manhattan Bank, N.A., a national banking association, as Institutional Trustee. (Filed as Exhibit No. 4.5 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

     4.6 Preferred Securities Guarantee Agreement between the Registrant and The Chase Manhattan Bank, N.A., a national banking association, as Preferred Guarantee Trustee. (Filed as Exhibit No. 4.6 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

     4.7 Common Securities Guarantee Agreement by the Registrant. (Filed as Exhibit No. 4.7 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

     4.8 Form of Preferred Securities. (Included in Exhibit 4.5). (Filed as Exhibit No. 4.8 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

     4.9 Form of 9% Junior Subordinated Debenture. (Included in Exhibit 4.3). (Filed as Exhibit No. 4.9 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

    10.1 Fremont General Corporation Employee Stock Ownership Plan as amended. (Filed as Exhibit No. 10.1 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

    10.2 Amended and Restated Trust Agreement for Fremont General Corporation Employee Stock Ownership Plan. (Filed as Exhibit No. 10.2 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

    10.3 Fremont General Corporation and Affiliated Companies Investment Incentive Program as amended. (Filed as Exhibit No.
               10.3 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

    10.4 (a) Trust Agreement for Investment Incentive Program. (Filed as Exhibit No. (10)(xi) to Annual Report on Form 10-K, for the Fiscal Year Ended December 31, 1993, Commission File Number 1-8007, and incorporated herein by reference.)

    10.4 (b) Amendment to Trust Agreement for Investment Incentive Program. (Filed as Exhibit No. 10.4 (b) to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

   EXHIBIT NO.                             DESCRIPTION
   -----------                             -----------

    10.5 (a) Supplemental Retirement Plan of the Company. (Filed as Exhibit No. (10)(v) to Annual Report on Form 10-K, for the Fiscal Year Ended December 31, 1990, Commission File Number 1-8007, and incorporated herein by reference.)

    10.5 (b) Amendment to Supplemental Retirement Plan. (Filed as Exhibit No. 10.5 (b) to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)


    10.6 Trust Agreement for Supplemental Retirement Plan of the Company and the Senior Supplemental Retirement Plan of The Company, as amended. (Filed as Exhibit No. 10.6 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

    10.7 Senior Supplemental Retirement Plan, as amended. (Filed as Exhibit No. 10.7 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

    10.8 (a)   Excess  Benefit  Plan of the  Company.  (Filed as  Exhibit  No.
               (10)(vi) to Annual Report on Form 10-K, for the Fiscal Year Ended December 31, 1993, Commission File Number 1-8007, and incorporated herein by reference.)

    10.8 (b) Amendment to Excess Benefit Plan of the Company. (Filed as Exhibit No. 10.8 (b) to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

    10.8 (c)   Trust Agreement for Excess Benefit Plan.  (Filed as Exhibit No.
               10.8 (c) to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

    10.9 Non-Qualified Stock Option Plan of 1989 of the Company. (Filed as Exhibit No. 10.9 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

    10.10 Long-Term Incentive Compensation Plan of the Company. (Filed as Exhibit No. 10.10 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

    10.11 1995 Restricted Stock Award Plan. (Filed as Exhibit No. 10.11 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

    10.12 Fremont General Corporation Employee Benefits Trust Agreement ("Grantor Trust") dated September 7, 1995 between the Company and Merrill Lynch Trust Company of California. (Filed as Exhibit No.
               10.12 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

    10.13 Employment Agreement between the Company and James A. McIntyre. (Filed as Exhibit No. (10)(i) to Quarterly Report on Form 10-Q for the period ended March 31, 1994, Commission File Number 1-8007, and incorporated herein by reference.)

    10.14 (a)  Employment  Agreement between the Company and Louis J. Rampino.
               (Filed as Exhibit No. 10.14 (a) to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

   EXHIBIT NO.                             DESCRIPTION
   -----------                             -----------

    10.14 (b)  Employment  Agreement  between the Company and Wayne R. Bailey.
               (Filed as Exhibit No. 10.14 (b) to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

    10.15 Management Continuity Agreement between the Company and Raymond G. Meyers. (Filed as Exhibit No. 10.15 to Annual
               Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

    10.16      1996 Management Incentive Compensation Plan of the Company.

    10.17 Continuing Compensation Plan for Retired Directors. (Filed as Exhibit No. 10.17 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

    10.18 Non-Employee Directors' Deferred Compensation Plan. (Filed as Exhibit No. 10.18 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

    10.19 (a)  Amended and Restated  Credit  Agreement  among Fremont  General
               Corporation, Various Lending Institutions and the Chase Manhattan Bank, N.A., As Agent. (Filed as Exhibit No.
               (10)(xiii) to Quarterly Report on Form 10-Q for the period ended September 30, 1995, Commission File Number 1-08007, and incorporated herein by reference.)

    10.19 (b)  Amendment to Credit Agreement.  (Filed as Exhibit No. 10.19 (b)
               to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

    10.20 Keep Well Agreement, dated as of August 24, 1995 by the Company in connection with the Credit Agreement among Fremont General Corporation, Various Lending Institutions and the Chase Manhattan Bank, N.A., As Agent. (Filed as Exhibit No. 10.20 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

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

     (27)      Financial Data Schedule


          (b) Report on Form 8-K. None filed during the quarter ended March 31, 1996.

                                  SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FREMONT GENERAL CORPORATION



Date:  May 14, 1996                         /s/    LOUIS J. RAMPINO
                                            -------------------------------
                                            Louis J. Rampino, President,
                                            Chief Operating Officer and Director






Date:  May 14, 1996                         /s/    JOHN A. DONALDSON
                                           -----------------------------
                                           John A. Donaldson, Controller
                                             and Chief Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT                                                                         SEQUENTIALLY
NUMBER                             DOCUMENT                                     NUMBERED PAGE
- -------                            --------                                     -------------


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

2.2  Amendment  No.1  to  StockPurchase  Agreement  among  Fremont  Compensation
     Insurance Company, Fremont General Corporation, the Buckeye Union Insurance
     Company, The Continental  Corporation and Casualty Insurance Company, Dated
     as of December 16, 1994.(Filed as Exhibit No. 2.2 to Current Report on Form
     8-K,  as  of  February  22,  1995,   Commission  File  Number  1-8007,  and
     incorporated herein by reference.)

3.1 Restated Articles of Incorporation of Fremont General Corporation. (Filed as Exhibit No. 3.1 to Registration Statement on Form S-3 File No 33-64771 which was declared effective on March 1, 1996, and incorporated herein by reference.)

3.2  Certificate of Amendment of Articles of  Incorporation  of Fremont  General
     Corporation.  (Filed as Exhibit 3.2 to  Registration  Statement on Form S-3
     File No. 33-64771 which was declared effective on March 1, 1996 and herein incorporated by reference.

3.3  Amended and  Restated  By-Laws of Fremont  General  Corporation.  (Filed as
     Exhibit  No. 3.3 to Annual  Report on Form 10-K,  for the fiscal year ended
     December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

4.1  Form of Stock  Certificate  for Common Stock of the  Registrant.  (Filed as
     Exhibit No. (1) Form 8-A filed on March 17,  1993,  Commission  File Number
     1-8007, and incorporated herein by reference.)

4.2  Indenture  with  respect to Liquid  Yield Option Notes Due 2013 between the
     Registrant  and  Bankers  Trust  Company.  (Filed  as  Exhibit  No.  4.4 to
     Registration   Statement  on  Form  S-3  filed  on  October  1,  1993,  and incorporated herein by reference.)

4.3  Indenture  among the  Registrant,  the Trust and First  Interstate  Bank of
     California, a California banking corporation, as trustee. (Filed as Exhibit
     No. 4.3 to Annual Report on Form 10-K,  for the fiscal year ended  December
     31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

4.4  Declaration  of Trust among the  Registrant,  the Regular  Trustees and The
     Chase Manhattan Bank (USA), a Delaware banking corporation, as Delaware trustee. (Filed as Exhibit No. 4.4 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

4.5  Amended and Restated Declaration of Trust among the Registrant, the Regular
     Trustees, The Chase Manhattan Bank (USA), a Delaware banking corporation, as Delaware trustee, and The Chase Manhattan Bank, N.A., a national banking association, as Institutional Trustee. (Filed as Exhibit No. 4.5 to Annual
     Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

4.6  Preferred  Securities  Guarantee  Agreement  between the Registrant and The
     Chase Manhattan Bank,  N.A., a national banking  association,  as Preferred
     Guarantee Trustee. (Filed as Exhibit No. 4.6 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

4.7  Common Securities Guarantee Agreement by the Registrant.  (Filed as Exhibit
     No. 4.7 to Annual Report on Form 10-K,  for the fiscal year ended  December
     31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)



EXHIBIT                                                                         SEQUENTIALLY
NUMBER                             DOCUMENT                                     NUMBERED PAGE
- -------                            --------                                     -------------


4.8  Form of Preferred Securities.  (Included in Exhibit 4.5). (Filed as Exhibit
     No. 4.8 to Annual Report on Form 10-K,  for the fiscal year ended  December
     31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

4.9 Form of 9% Junior Subordinated Debenture. (Included in Exhibit 4.3). (Filed as Exhibit No. 4.9 to Annual Report on Form 10-K, for the fiscal year ended
     December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.1 Fremont  General  Corporation  Employee  Stock  Ownership  Plan as amended.
     (Filed as Exhibit  No. 10.1 to Annual  Report on Form 10-K,  for the fiscal
     year  ended  December  31,  1995,   Commission  File  Number  1-8007,   and
     incorporated herein by reference.

10.2 Amended  and  Restated  Trust  Agreement  for Fremont  General  Corporation
     Employee Stock Ownership Plan. (Filed as Exhibit No. 10.2 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File
     Number 1-8007, and incorporated herein by reference.)

10.3 Fremont General Corporation and Affiliated  Companies  Investment Incentive
     Program as amended.  (Filed as Exhibit  No.  10.3 to Annual  Report on Form
     10-K, for the fiscal year ended December 31, 1995,  Commission  File Number
     1-8007, and incorporated herein by reference.)

10.4 (a)Trust Agreement for Investment Incentive Program.  (Filed as Exhibit No.
     (10)(xi) to Annual Report on Form 10-K,  for the Fiscal Year Ended December
     31, 1993, Commission File Number 1-8007, and incorporated herein by reference.)

10.4 (b)Amendment to Trust Agreement for Investment Incentive Program. (Filed as
     Exhibit No. 10.4 (b) to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.5 (a)Supplemental  Retirement  Plan of the  Company.  (Filed as  Exhibit  No.
     (10)(v) to Annual Report on Form 10-K,  for the Fiscal Year Ended  December
     31, 1990, Commission File Number 1-8007, and incorporated herein by reference.)

10.5 (b)Amendment to Supplemental  Retirement  Plan.  (Filed as Exhibit No. 10.5
     (b) to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.6 Trust  Agreement for  Supplemental  Retirement  Plan of the Company and the
     Senior Supplemental  Retirement Plan of The Company, as amended.  (Filed as
     Exhibit No. 10.6 to Annual  Report on Form 10-K,  for the fiscal year ended
     December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.7 Senior Supplemental Retirement Plan, as amended. (Filed as Exhibit No. 10.7 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.8 (a)Excess  Benefit Plan of the Company.  (Filed as Exhibit No.  (10)(vi) to
     Annual  Report on Form 10-K,  for the Fiscal Year Ended  December 31, 1993,
     Commission File Number 1-8007, and incorporated herein by reference.)

10.8 (b)Amendment  to Excess Benefit Plan of the Company.  (Filed as Exhibit No.
     10.8 (b) to Annual Report on Form 10-K,  for the fiscal year ended December
     31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.8 (c)Trust Agreement for Excess Benefit Plan. (Filed as Exhibit No. 10.8 (c) to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.9 Non-Qualified  Stock Option Plan of 1989 of the Company.  (Filed as Exhibit
     No. 10.9 to Annual Report on Form 10-K,  for the fiscal year ended December
     31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)


EXHIBIT                                                                         SEQUENTIALLY
NUMBER                             DOCUMENT                                     NUMBERED PAGE
- -------                            --------                                     -------------


10.10  Long-Term  Incentive  Compensation  Plan of the Company.(Filed as Exhibit
     No. 10.10 to Annual Report on Form 10-K, for the fiscal year ended December
     31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.11  1995  Restricted  Stock Award Plan. (Filed as Exhibit No. 10.11 to Annual
     Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.12  Fremont General  Corporation Employee  Benefits Trust Agreement ("Grantor
     Trust") dated September 7, 1995 between the Company and Merrill Lynch Trust
     Company of California. (Filed as Exhibit No. 10.12 to Annual Report on Form
     10-K, for the fiscal year ended December 31, 1995,  Commission  File Number
     1-8007, and incorporated herein by reference.)

10.13  Employment Agreement between the Company and James A. McIntyre.(Filed as
     Exhibit No.  (10)(i) to Quarterly  Report on Form 10-Q for the period ended
     March 31, 1994, Commission File Number 1-8007, and incorporated herein by reference.)

10.14(a)  Employment Agreement between the Company and Louis J.Rampino.(Filed as
     Exhibit No. 10.14 (a) to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.14(b)  Employment Agreement between the Company and Wayne R. Bailey.(Filed as
     Exhibit No. 10.14 (b) to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.15  Management Continuity Agreement between the Company and Raymond G. Meyers.
     (Filed as Exhibit No. 10.15 to Annual  Report on Form 10-K,  for the fiscal
     year  ended  December  31,  1995,   Commission  File  Number  1-8007,   and
     incorporated herein by reference.)

10.16  1996 Management Incentive  Compensation  Plan of the  Company.

10.17  Continuing Compensation Plan for Retired Directors. (Filed as Exhibit No.
     10.17 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.

10.18  Non-Employee  Directors' Deferred Compensation Plan.(Filed as Exhibit No.
     10.18 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.19(a)  Amended  and  Restated   Credit   Agreement   among  Fremont   General
     Corporation,  Various  Lending  Institutions  and the Chase Manhattan Bank,
     N.A., As Agent.  (Filed as Exhibit No.  (10)(xiii)  to Quarterly  Report on
     Form 10-Q for the period ended  September 30, 1995,  Commission File Number
     1-08007, and incorporated herein by reference.)

10.19(b)  Amendment to Credit Agreement.  (Filed  as  Exhibit  No.  10.19 (b) to
     Annual  Report on Form 10-K,  for the fiscal year ended  December 31, 1995,
     Commission File Number 1-8007, and incorporated herein by reference.)

10.20  Keep Well Agreement,  dated  as of  August  24,  1995 by the  Company  in connection with the Credit  Agreement  among Fremont  General  Corporation,
     Various Lending  Institutions and the Chase Manhattan Bank, N.A., As Agent.
     (Filed as Exhibit No. 10.20 to Annual  Report on Form 10-K,  for the fiscal
     year  ended  December  31,  1995,   Commission  File  Number  1-8007,   and
     incorporated herein by reference.)

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



EXHIBIT                                                                         SEQUENTIALLY
NUMBER                             DOCUMENT                                     NUMBERED PAGE
- -------                            --------                                     -------------


    (11)    Statement re: Computation of per share earnings.

    (27)    Financial Data Schedule

