Form 10-Q
period 1996-06-30
FREMONT GENERAL CORP
filed 1996-08-14
CIK 38984

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
   OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
   OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO __________

                         COMMISSION FILE NUMBER 1-8007

                          FREMONT GENERAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN THIS CHARTER)

                    NEVADA                                      95-2815260
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

                            2020 SANTA MONICA BLVD.
                      SANTA MONICA, CALIFORNIA       90404
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)

                                 (310) 315-5500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No
- ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                            SHARES OUTSTANDING
                    CLASS                                     AUGUST 8, 1996
- --------------------------------------------------------------------------------------------
Common Stock, $1.00 par value                                   26,127,081

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          FREMONT GENERAL CORPORATION

                                     INDEX

                                                                                        PAGE NO.
                                                                                        --------
                                PART I -- FINANCIAL INFORMATION
Item 1.      Financial Statements.....................................................
             Consolidated Balance Sheets
               June 30, 1996 and December 31, 1995....................................
             Consolidated Statements of Income
               Six Months Ended June 30, 1996 and 1995................................
             Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1996 and 1995................................
             Notes to Consolidated Financial Statements on Form 10-Q..................
Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations..................................................
                                  PART II -- OTHER INFORMATION
Items 1-3    Not applicable...........................................................
Item 4.      Submission of Matters to a Vote of Security Holders......................
Item 5.      Not applicable...........................................................
Item 6.      Exhibits and Reports on Form 8-K.........................................

Signature

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                      JUNE 30,      DECEMBER 31,
                                                                        1996            1995
                                                                     ----------     ------------
                                                                     (UNAUDITED)
                                                                       (THOUSANDS OF DOLLARS)
Securities available for sale at fair value:
  Fixed maturity investments (cost: 1996 -- $1,074,768;
     1995 -- $1,255,434)...........................................  $1,053,690      $ 1,296,550
  Non-redeemable preferred stock (cost: 1996 -- $381,629;
     1995 -- $285,337).............................................     373,125          277,451
                                                                     ----------     ------------
          Total securities available for sale......................   1,426,815        1,574,001
Loans receivable...................................................   1,531,088        1,499,043
Short-term investments.............................................     181,346          362,163
Other investments..................................................       3,223            1,726
                                                                     ----------     ------------
          Total Investments and Loans..............................   3,142,472        3,436,933
Cash...............................................................      33,909           39,559
Accrued investment income..........................................      29,173           30,396
Premiums receivable and agents' balances...........................      98,601          107,973
Reinsurance recoverable on paid losses.............................      13,701            9,422
Reinsurance recoverable on unpaid losses...........................     623,992          289,461
Deferred policy acquisition costs..................................      25,788           76,638
Costs in excess of net assets acquired.............................      68,294           70,656
Deferred income taxes..............................................      89,272           78,619
Other assets.......................................................      80,006           75,240
Assets held for discontinued operations............................     267,332          262,502
                                                                     ----------     ------------
          Total Assets.............................................  $4,472,540      $ 4,477,399
                                                                      =========       ==========
                                          LIABILITIES
Claims and policy liabilities:
  Losses and loss adjustment expenses..............................  $1,365,509      $ 1,455,692
  Life insurance benefits and liabilities..........................     372,849          374,724
  Unearned premiums................................................      90,580          100,481
  Dividends to policyholders.......................................      37,003           40,822
                                                                     ----------     ------------
          Total Claims and Policy Liabilities......................   1,865,941        1,971,719
Reinsurance premiums payable and funds withheld....................       5,041            5,452
Other liabilities..................................................      49,683           81,371
Thrift deposits....................................................     958,974          926,312
Short-term debt....................................................      93,082           72,191
Long-term debt.....................................................     698,339          693,276
Liabilities of discontinued operations.............................     233,818          228,988
                                                                     ----------     ------------
          Total Liabilities........................................   3,904,878        3,979,309
Commitments and contingencies
Company-obligated mandatorily redeemable preferred securities of subsidiary Trust holding solely Company junior subordinated
  debentures.......................................................     100,000               --
                                      STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share -- Authorized: 49,500,000 shares; issued and outstanding: (1996 -- 26,075,000 and
  1995 -- 25,393,000)..............................................      26,075           25,393
Additional paid-in capital.........................................     121,855          110,103
Retained earnings..................................................     380,913          347,607
Deferred compensation..............................................     (41,953)          (6,612)
Net unrealized gain (loss) on investments, net of deferred taxes...     (19,228)          21,599
                                                                     ----------     ------------
          Total Stockholders' Equity...............................     467,662          498,090
                                                                     ----------     ------------
          Total Liabilities and Stockholders' Equity...............  $4,472,540      $ 4,477,399
                                                                      =========       ==========

          See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                      -------------------     -------------------
                                                        1996       1995         1996       1995
                                                      --------   --------     --------   --------
                                                        (THOUSANDS OF DOLLARS, EXCEPT PER SHARE
                                                                         DATA)
REVENUES:
Property and casualty premiums earned...............  $125,561   $175,146     $252,238   $298,569
Net investment income...............................    31,292     31,518       65,069     53,892
Loan interest.......................................    39,018     41,227       77,054     80,440
Realized investment gains (losses)..................      (863)        71       (1,524)        77
Other revenue.......................................     4,700      5,033       10,504     19,174
                                                      --------   --------     --------   --------
     Total Revenues.................................   199,708    252,995      403,341    452,152
EXPENSES:
Losses and loss adjustment expenses.................    85,828    137,037      179,505    230,554
Policy acquisition costs............................    23,995     36,336       49,515     60,046
Provision for loan losses...........................     2,330      4,001        5,848      8,358
Other operating costs and expenses..................    26,427     25,639       51,960     59,783
Interest expense....................................    27,815     24,807       55,969     47,421
                                                      --------   --------     --------   --------
     Total Expenses.................................   166,395    227,820      342,797    406,162
                                                      --------   --------     --------   --------
Income before taxes.................................    33,313     25,175       60,544     45,990
Income tax expense..................................    10,887      8,308       19,601     14,917
                                                      --------   --------     --------   --------
          Net Income................................  $ 22,426   $ 16,867     $ 40,943   $ 31,073
                                                      ========   ========     ========   ========
PER SHARE DATA:
Net income:
  Primary...........................................  $   0.85   $   0.65     $   1.57   $   1.20
  Fully diluted.....................................      0.71       0.54         1.30       1.00
Cash dividends......................................      0.15       0.13         0.30       0.25
Weighted average shares:
  Primary...........................................    26,266     25,950       26,034     25,886
  Fully diluted.....................................    33,495     33,258       33,242     33,144

          See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                      -------------------------
                                                                         1996          1995
                                                                      -----------   -----------
                                                                       (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES:
Net income..........................................................  $    40,943   $    31,073
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Change in premiums receivable and agents' balances and
      reinsurance recoverable on paid losses........................        4,318         5,092
     Change in accrued investment income............................        1,223        (7,369)
     Change in claims and policy liabilities........................     (112,122)      (24,355)
     Amortization of policy acquisition costs.......................       49,515        51,801
     Policy acquisition costs deferred..............................      (47,603)      (64,386)
     Provision for deferred income taxes............................       11,331        11,389
     Provision for loan losses......................................        5,848         8,358
     Provision for depreciation and amortization....................       11,860         8,894
     Net amortization on fixed maturity investments.................      (11,910)       (2,656)
     Realized investment (gains) losses.............................        1,524           (77)
     Change in other assets and liabilities.........................      (39,241)       (4,128)
                                                                      -----------   -----------
          Net Cash Provided by (Used in) Operating Activities.......      (84,314)       13,636
INVESTING ACTIVITIES:
Securities available for sale:
  Purchases of securities...........................................   (1,170,579)   (1,550,911)
  Sales of securities...............................................    1,220,690       901,091
  Securities matured or called......................................       44,650        15,567
Securities held to maturity:
  Purchases of securities...........................................           --      (117,660)
  Sales of securities...............................................           --            --
  Securities matured or called......................................           --         5,464
Decrease in short-term and other investments........................      179,320       796,889
Loan originations and bulk purchases funded.........................     (250,282)     (189,180)
Receipts from repayments of loans...................................      211,693       129,789
Purchase of subsidiaries, less cash acquired........................           --      (249,305)
Purchase of property and equipment..................................       (5,576)       (4,015)
                                                                      -----------   -----------
          Net Cash Provided by (Used in) Investing Activities.......      229,916      (262,271)
FINANCING ACTIVITIES:
Proceeds from short-term debt.......................................       91,115        34,337
Repayments of short-term debt.......................................      (72,191)      (24,377)
Proceeds from long-term debt........................................       74,058       105,000
Repayments of long-term debt........................................      (71,004)      (12,808)
Net increase in thrift deposits.....................................       32,662        40,840
Annuity contract receipts...........................................      108,231        93,278
Annuity contract withdrawals........................................      (18,142)       (7,692)
Proceeds from sale of Preferred Securities..........................      100,000            --
Dividends paid......................................................       (7,112)       (5,848)
Stock options exercised.............................................          996            12
Settlement under life insurance reinsurance agreement...............     (363,415)           --
Net (increase) decrease in deferred compensation plans..............      (26,450)        4,375
                                                                      -----------   -----------
          Net Cash Provided by (Used in) Financing Activities.......     (151,252)      227,117
                                                                      -----------   -----------
Decrease in Cash....................................................       (5,650)      (21,518)
Cash at beginning of year...........................................       39,559        31,058
                                                                      -----------   -----------
Cash at June 30,....................................................  $    33,909   $     9,540
                                                                       ==========    ==========

          See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

     These statements have been prepared in accordance with generally accepted accounting principles and, accordingly, adjustments (consisting of normal accruals) have been made as management considers necessary for fair presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

NOTE B -- PUBLIC OFFERING

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

     The Junior Subordinated Debentures rank pari passu with the Company's $374 million aggregate principal amount at maturity of Liquid Yield Option Notes due 2013, and subordinate and junior to all senior indebtedness of the Company. Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by the Company. The Company has provided for back-up undertakings that, considered together, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the Preferred Securities.

NOTE C -- REINSURANCE

     On January 1, 1996, the Company entered into a reinsurance and assumption agreement with a reinsurer whereby assets and liabilities related to certain life and annuity insurance polices, primarily investment-type contracts and credit life and accident and health, were ceded to the reinsurer. This reinsurance agreement is part of several other agreements which collectively act to significantly reduce the Company's life insurance operations. In the second quarter ended June 30, 1996 these agreements settled, which resulted in the transfer of $363 million in securities and cash to the reinsurer in support of the liabilities ceded. The effect on net income from these agreements was not material.

NOTE D -- STOCKHOLDERS' EQUITY AND PER SHARE DATA

     The three-for-two Common Stock split declared on December 4, 1995 was distributed on February 7, 1996 to stockholders of record on January 8, 1996.

     Per share data have been computed based on the weighted average number of shares outstanding adjusted retroactively for this stock split.

     During the first six months of 1996, the Company purchased an aggregate 1,297,097 shares at an aggregate cost of approximately $31 million and issued 681,000 shares with a fair value of $16 million to fund stock-based management and employee benefit programs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain of the factors set forth elsewhere in this Quarterly Report on Form 10-Q.

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

     The following table presents information for the three and six months ended June 30, 1996 and 1995 with respect to the Company's primary business segments.

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                      -------------------     -------------------
                                                        1996       1995         1996       1995
                                                      --------   --------     --------   --------
                                                                (THOUSANDS OF DOLLARS)
Revenues:
  Workers' compensation.............................  $144,461   $193,368     $292,123   $326,946
  Professional medical liability, corporate and
     other..........................................     8,140      9,554       16,482     19,226
                                                       -------    -------      -------    -------
          Total property and casualty...............   152,601    202,922      308,605    346,172
  Financial services................................    46,482     49,873       93,708    105,586
  Corporate.........................................       625        200        1,028        394
                                                       -------    -------      -------    -------
          Total.....................................  $199,708   $252,995     $403,341   $452,152
                                                       =======    =======      =======    =======
Income (Loss) Before Taxes:
  Workers' compensation.............................  $ 31,082   $ 21,490     $ 56,528   $ 38,240
  Professional medical liability, corporate and
     other..........................................      (640)      (748)      (1,123)    (1,128)
                                                       -------    -------      -------    -------
          Total property and casualty...............    30,442     20,742       55,405     37,112
  Financial services................................     8,873      8,593       16,388     16,320
  Corporate.........................................    (6,002)    (4,160)     (11,249)    (7,442)
                                                       -------    -------      -------    -------
          Total.....................................  $ 33,313   $ 25,175     $ 60,544   $ 45,990
                                                       =======    =======      =======    =======

     The Company generated revenues of approximately $200 million and $403 million in the three and six month periods ended June 30, 1996, as compared to $253 million and $452 million for the same periods in 1995. Revenues were lower in the three and six months ended June 30, 1996 as compared to the same periods of 1995, due primarily to lower workers' compensation insurance premiums and lower life insurance premiums in the financial services segment. The lower premiums in the six month period ended June 30, 1996 as compared to the same prior year period were partially offset by higher net investment income. The higher net investment income is due primarily to higher invested assets resulting from the acquisition on February 22, 1995, of Casualty Insurance Company ("Casualty") from the Buckeye Union Insurance Company. Casualty underwrites workers' compensation insurance primarily in Illinois and several other mid-western states. Casualty currently is the largest underwriter of workers' compensation insurance in Illinois and has provided the Company with a significant presence in the mid-western region. Workers' compensation insurance premiums were lower in the six month period ended June 30, 1996 as compared to the same prior year period, due primarily to lower premiums earned in California, partially offset by higher premiums earned in the mid-western region resulting from the acquisition of Casualty. With respect to the three month period ended June 30, 1996, both the west (primarily California) and mid-west regions posted lower workers' compensation earned premiums as compared to the same prior year period. See "Property and Casualty Insurance
Operations -- Premiums." Lower revenues in the financial services segment are due primarily to lower life insurance premiums as the Company significantly reduced its life insurance operations effective January 1, 1996 by entering into certain reinsurance and assumption agreements with a reinsurer. See "Financial Services." Realized investment gains (losses) in the three and six month periods ended June 30, 1996 were $(863,000) and $(1,524,000), respectively, compared to $71,000 and $77,000, respectively, for the same periods in 1995.

     The Company had net income of $22.4 million or $0.85 per share and $40.9 million or $1.57 per share for the three and six month periods ended June 30, 1996, respectively, as compared to $16.9 million or $0.65 per share and $31.1 million or $1.20 per share, for the same periods in 1995. Income before taxes for the three and six month periods ended June 30, 1996 was $33.3 million and $60.5 million as compared to $25.2 million and $46.0 million for the same periods in 1995, representing increases of 32.3% and 31.6% for the three and six month periods, respectively.

     Workers' compensation insurance operations posted income before taxes of $31.1 million and $56.5 million for the three and six month periods ended June 30, 1996, respectively, as compared to $21.5 million and $38.2 million for the same periods in 1995. The increases in income before taxes of 44.6% and 47.8% for the three and six month periods, respectively, are due primarily to lower claim frequency and the acquisition of Casualty, offset partially by lower income on the Company's California business. The combined ratio for the three and six month periods ended June 30, 1996 was 93.4% and 96.5%, respectively, as compared to 101.6% and 100.8% for the same periods in 1995.

     The Company's professional medical liability, corporate and other segment is composed principally of revenues and expenses that pertain to the Company's professional medical liability business ("medical malpractice"), as well as miscellaneous expenses associated with the Company's downstream property and casualty insurance holding company, Fremont Insurance Group, Inc., ("Fremont Insurance Group"). Medical malpractice premiums were down modestly at $6.8 million and $13.7 million for the three and six month periods ended June 30, 1996, respectively, as compared to $7.7 million and $15.4 million for the same periods in 1995. Income before taxes for the medical malpractice business was $0.9 million and $1.8 million for the three and six month periods ended June 30, 1996, respectively, as compared to $1.2 million and $2.5 million for the same periods in 1995. The lower income before taxes is consistent with the lower premiums earned in the medical malpractice segment. Expenses of Fremont Insurance Group include interest expense on debt and other obligations of $1.5 million and $3.1 million for the three and six month periods ended June 30, 1996, respectively, as compared to $1.6 million and $3.2 million for the same periods in 1995. Since the operations of Fremont Insurance Group consist primarily of interest expense and overhead expenses, management does not expect it to operate at a profit.

     The financial services business segment posted income before taxes for the three and six month periods ended June 30, 1996 of $8.9 million and $16.4 million, respectively, as compared to $8.6 million and $16.3 million for the same periods of 1995. Although income before taxes was flat as compared to the three and six month periods ended June 30, 1995, the six month results in 1996 were negatively impacted by the establishment of a specific loan loss reserve associated with a particular loan in the commercial finance loan portfolio. The average loan portfolio in the financial services segment grew to $1.53 billion in the six month period ended June 30, 1996 from $1.47 billion in the same period of 1995. Also impacting the financial services segment in 1996 is the significant reduction in life insurance premiums resulting from certain reinsurance and assumption agreements entered into between the Company and a reinsurer which became effective December 31, 1995 and January 1, 1996. Income before taxes in the life insurance operation was nil in both the three and six month periods ended June 30, 1996, as compared to $800,000 and $1.1 million for the same periods in 1995. See "Financial Services."

     Corporate revenues during the three and six month periods ended June 30, 1996 and 1995 consisted primarily of investment income, while corporate expenses consisted primarily of interest expense and general and administrative expense. The corporate loss before income taxes for the three and six month periods ended June 30, 1996 was $6.0 million and $11.2 million, respectively, as compared to $4.2 million and $7.4 million for the same periods of 1995. The increase in the corporate loss before taxes for the three and six month periods ended June 30, 1996 over the same periods in 1995, was due primarily to increased interest expense and increased administrative expenses. The increase in interest expense is principally due to additional debt incurred in the acquisition of Casualty, as well as to accrued dividends in connection with a public offering on March 1, 1996 of $100 million of 9% Trust Originated Preferred SecuritiesSM (the "Preferred Securities") sold by a consolidated wholly-owned subsidiary of the Company. See "Liquidity and Capital Resources." Since the proceeds from this offering were invested in 9% Junior Subordinated Debentures of the Company, the accrued dividends on the Preferred Securities have been classified in the Consolidated Statements of Income as interest expense.

     Income tax expense of $10.9 million and $19.6 million for the three and six month periods ended June 30, 1996, respectively, represents effective tax rates of 32.7% and 32.4% on pre-tax income of $33.3 million and $60.5 million. The Company's effective tax rates are flat as compared to effective tax rates of 33.0% and 32.4% for the same periods in 1995. These effective tax rates are lower than the enacted federal income tax rate of 35%, due primarily to tax exempt investment income which reduces the Company's taxable income.

  Property and Casualty Insurance Operations

     The following table represents information for the three and six month periods ended June 30, 1996 and 1995 with respect to the Company's property and casualty insurance operations:

                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    JUNE 30,               JUNE 30,
                                               -------------------    -------------------
                                                 1996       1995        1996       1995
                                               --------   --------    --------   --------
                                                         (THOUSANDS OF DOLLARS)
        Revenues.............................  $152,601   $202,922    $308,605.. $346,172
        Expenses.............................   122,159    182,180     253,200    309,060
                                               --------   --------    --------   --------
        Income before taxes..................  $ 30,442   $ 20,742    $ 55,405   $ 37,112
                                               ========   ========    ========   ========

     Revenues from the property and casualty insurance operations consist primarily of workers' compensation insurance premiums earned and net investment income. Expenses consist primarily of loss and loss adjustment expenses, policy acquisition costs, other operating costs and expenses.

     Premiums. Premiums earned from the Company's workers' compensation insurance operations were $118.5 million and $237.8 million in the three and six month periods ended June 30, 1996, respectively, as compared to $166.9 million and $281.9 million for the same periods of 1995. Premiums were lower in the three and six month periods ended June 30, 1996 as compared to the same periods of 1995, due primarily to lower premium rates and non-renewals in the west region. For the three and six month periods ended June 30, 1996, the Company's workers' compensation insurance premiums earned in its western region, consisting primarily of California, accounted for $43.8 million and $88.7 million, or 37.0% and 37.3% of the Company's total workers' compensation insurance premiums earned, respectively. This also represents decreases of $35.2 million and $67.0 million from the same respective periods in 1995. These decreases were due primarily to the increased price competition resulting from California's adoption of an open rating system and the repeal of the minimum rate law. See "Workers' Compensation Regulation." This increased price competition has led to (i) lower premium rates and (ii) a lower average policy size due to the Company's shift in focus to smaller employers. Additionally, an increase in non-renewing polices have contributed to the lower premium volume in California. The increase in non-renewing polices occurs as a result of certain premium prices falling below required minimum pricing pursuant to the Company's underwriting standards. For the three and six month periods ended June 30, 1996, the Company's workers' compensation insurance premiums earned in its mid-western region, consisting primarily of Illinois, accounted for $74.6 million and $149.1 million, or 63.0% and 62.7%, respectively, of the Company's total workers' compensation insurance premiums earned. This is compared to $87.6 million and $126.2 million in premiums earned in the same respective periods of 1995. The lower premiums in the second quarter ended June 30, 1996 as compared to the same period in 1995, are due primarily to price competition in Illinois, where an overall average decrease of 13.6% in advisory rates, which workers' compensation insurance companies in Illinois tend to follow, became effective January 1, 1996. See "Variability of Operating Results." With respect to the six month period ended June 30, 1996, premiums earned are higher than the same period in 1995, due primarily to the fact that the Casualty acquisition settled on February 22, 1996, and therefore, only four months of Casualty's operating results are included in the Company's results for the six month period ended June 30, 1995.

     Net Investment Income. Net investment income within the property and casualty insurance operations was $27.9 million and $57.9 million in the three and six month periods ended June 30, 1996, as compared to $27.7 million and $47.6 million for the same periods of 1995. Higher net investment income was earned in the six month period ended June 30, 1996 as compared to the same period in 1995, due primarily to the fact that only four months of Casualty's operations are included in the Company's results of operations in the six month period ended June 30, 1995.

     Loss and Loss Adjustment Expense. Workers' compensation loss and loss adjustment expenses ("LAE") were $80.3 million and $168.3 million for the three and six month periods ended June 30, 1996, respectively, as compared to $130.3 million and $217.3 million for the same periods in 1995. In addition, the ratio of these losses and LAE to workers' compensation insurance premiums earned was 67.8% and 70.8% for the three and six month periods ended June 30, 1996, respectively, as compared to 78.1% and 77.1% for the same periods of 1995. The decreases in incurred loss and LAE in the three and six month periods ended June 30, 1996 as compared to the same periods of 1995, are due primarily to lower claim frequency in the Company's mid-west region and to lower incurred losses and LAE in the Company's west region resulting from lower insurance premiums earned on California policies which resulted from increased competition. See "Premiums".

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

     Policy Acquisition Costs and Other Operating Costs and Expenses. The ratio of policy acquisition costs and other operating costs and expenses to premiums earned is referred to as the expense ratio, which for the Company's workers' compensation business was 25.6% and 25.7% in the three and six month periods ended June 30, 1996, respectively, as compared to 23.5% and 23.7% in the same periods of 1995. The increase in this ratio in the three and six month periods ended June 30, 1996 was due primarily to higher operating costs and expenses, partially offset by lower agents' commission costs.

     Dividends to Policyholders. In the three and six month periods ended June 30, 1996 and June 30, 1995, there were no dividends accrued. This is due primarily to a change in the type of workers' compensation insurance policy written on and after January 1, 1995. In 1995, the Company's workers' compensation insurance policies, both in California and those underwritten by Casualty, were predominately written as non-participating, which does not include provisions for dividend consideration. Prior to 1995 the Company's policies were predominately written as participating, thereby obligating the Company to consider the payment of dividends. This shift in policy type is due primarily to the increased competition in the California market which has resulted from the repeal of the minimum rate law, effective January 1, 1995. The Company anticipates that this shift to non-participating policies will continue and be a characteristic element of the competitive environment established by the July 1993 California legislation. See "Workers' Compensation Regulation."

     Variability of Operating Results. The Company's profitability can be affected significantly by many factors including competition, the severity and frequency of claims, interest rates, regulations, court decisions, the judicial climate, and general economic conditions and trends, all of which are outside of the Company's control. These factors have contributed, and in the future could contribute, to significant variation of results of operations in different aspects of the Company's business from quarter to quarter and year to year. With respect to the workers' compensation insurance business, changes in economic conditions can lead to reduced premium levels due to lower payrolls as well as increased claims due to the tendency of workers who are laid off to submit workers' compensation claims. Legislative and regulatory changes can also contribute to variable operating results for workers' compensation insurance businesses. For example, in 1995 the Company experienced the negative impact of lower premiums and lower profitability on the Company's California workers' compensation business due to increased price competition resulting from legislation enacted in California in July 1993 which, among other things, repealed the minimum rate law effective January 1, 1995. See "Workers' Compensation Regulation." Additionally, price competition in Illinois continues to impact the Company's profitability, where an overall average decrease of 13.6% in advisory rates, which workers' compensation insurance companies in Illinois tend to follow, became effective January 1, 1996. The Company anticipates that its results of operations and financial condition will continue to be adversely affected by the increased price competition which has lowered the Company's workers' compensation insurance premiums earned in California and Illinois. Also, the establishment of appropriate reserves necessarily involves estimates, and reserve adjustments have caused significant fluctuations in operating results from year to year.

     Workers' Compensation Regulation. Illinois began operating under an open rating system in 1982 and California began operating under such a system effective January 1, 1995. In an open rating system, workers' compensation companies are provided with advisory rates by job classification and each insurance company determines its own rates based in part upon its particular operating and loss costs. Although insurance companies are not required to adopt such advisory rates, companies in Illinois generally follow such rates. Premiums in Illinois have decreased due, in part, to the 13.6% decrease in overall average advisory rates which became effective January 1, 1996. However, insurance companies in California have, since the adoption of an open rating system, generally set their premium rates below such advisory rates. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier.

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

  Financial Services

     The Company's financial services operations are principally engaged in commercial and residential real estate lending through Fremont Investment & Loan and asset-based lending through Fremont Financial. The Company also has small premium finance and life insurance operations included in this segment. Revenues consist principally of interest income and, to a lesser extent, fees and other income.

     The following table presents information with respect to the Company's financial services operations:

                                                   THREE MONTHS
                                                       ENDED            SIX MONTHS ENDED
                                                     JUNE 30,               JUNE 30,
                                                 -----------------     ------------------
                                                  1996      1995        1996       1995
                                                 -------   -------     -------   --------
                                                          (THOUSANDS OF DOLLARS)
        Revenues...............................  $46,482   $49,873     $93,708   $105,586
        Expenses...............................   37,609    41,280      77,320     89,266
                                                 -------   -------     -------   --------
        Income Before Taxes....................  $ 8,873   $ 8,593     $16,388   $ 16,320
                                                 =======   =======     =======   ========

     Revenues decreased 6.8% and 11.2% in the three and six month periods ended June 30, 1996, respectively, as compared to the same periods of 1995, due primarily to lower life insurance revenues. These lower life insurance revenues resulted from certain reinsurance and assumption agreements which the Company entered into on December 31, 1995 and January 1, 1996, primarily with one reinsurer, whereby assets and liabilities related to certain life and annuity insurance policies, primarily investment-type contracts and credit life and accident and health, were ceded to the reinsurer. The reinsurance agreements are part of several other agreements which collectively act to significantly reduce the Company's life insurance operations. The effect on income before taxes and net income from these agreements was not material.

     Income before taxes in the financial services operations was $8.9 million and $16.4 million for the three and six month periods ended June 30, 1996, respectively, as compared to $8.6 million and $16.3 million for the same periods of 1995. Income before taxes were flat in the financial services segment for the three and six month periods ended June 30, 1996 as compared to the same periods of 1995, due primarily to higher income before taxes in the real estate lending operation as lower loan loss experience resulted in a lower provision for loan losses. This was offset substantially by lower income in the commercial finance operation due to a specific loan loss reserve associated with a particular loan in the commercial loan portfolio. Additionally, lower income was earned in the life insurance operation due to certain reinsurance agreements which became effective on December 31, 1995 and January 1, 1996 and which resulted in a significant reduction in the Company's life insurance operations in 1996.

     The following table identifies the interest income, interest expense, average interest-bearing assets and liabilities, and interest margins for the Company's real estate lending and commercial finance subsidiaries:

                                                          SIX MONTHS ENDED JUNE 30,
                                       ----------------------------------------------------------------
                                                    1996                              1995
                                       -------------------------------   ------------------------------
                                        AVERAGE                YIELD/     AVERAGE               YIELD/
                                        BALANCE     INTEREST   COST(1)    BALANCE     INTEREST  COST(1)
                                       ----------   --------   -------   ----------   -------   -------
                                                   (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Interest bearing assets(2):
  Commercial finance and other
     assets..........................  $  637,526   $ 35,183    11.04%   $  597,439   $36,173    12.11%
  Real estate lending:
     Cash equivalents................     173,004      4,615     5.34        81,789     2,216     5.42
     Investments.....................      26,446        733     5.54           596         7     2.35
     Commercial real estate loans....     707,080     33,864     9.58       680,927    33,330     9.79
     Residential real estate loans...     187,657      8,787     9.36       116,086     5,677     9.78
     Contract loans..................          59         --       --        10,685       705    13.20
     Installment loans...............         526         24     9.13         2,826       178    12.60
     Finance leases..................          --         --       --            54         2     7.41
                                       ----------   --------             ----------   -------
  Total interest bearing assets......  $1,732,298   $ 83,206     9.61    $1,490,402   $78,288    10.51
                                        =========   ========              =========   =======
Interest bearing liabilities:
  Savings deposits...................  $  259,322   $  6,486     5.00%   $   86,933   $ 2,209     5.08%
  Time deposits......................     703,507     20,209     5.75       676,263    19,935     5.90
  Commercial paper and other.........       3,094         84     5.43        17,928       625     6.97
  Securitization obligation..........     292,823      8,952     6.11       313,333    10,355     6.61
  Debt with banks....................     225,710      7,239     6.41       162,632     5,720     7.03
  Debt from affiliates...............      60,440        807     2.67        49,335     1,094     4.43
                                       ----------   --------             ----------   -------
  Total interest bearing
     liabilities.....................  $1,544,896   $ 43,777     5.67    $1,306,424   $39,938     6.11
                                        =========   ========              =========   =======
Net interest income..................               $ 39,429                          $38,350
                                                    ========                          =======
Net yield............................                            4.55%                            5.15%

- ---------------
(1) Annualized.

(2) Average loan balances include non-accrual loan balances.

     The margin between the Company's interest income and cost of funds decreased in the six month period ended June 30, 1996 as compared to the six month period ended June 30, 1995, due primarily to an increase in lower yielding cash equivalents and changes in the mix of loans, offset partially by a modest decrease in the cost of savings and time deposits in the real estate lending operation. Additionally, there was a slight decrease in the net margins in the commercial finance lending segment. In the real estate lending operation, the change in portfolio mix occurred as the Company completed in 1996 its shift away from high rate, high risk residential real estate loans secured by personal property or junior liens on real estate, to lower yielding residential first trust deed real estate loans. The lower yields on the first trust deed loans are compensated for by the improved underlying collateral and by the improved lien position on the collateral. The net margins decreased in the commercial finance segment due primarily to an increase in the competitive environment.

     Loans Receivable and Reserve Activity. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:

                                                               JUNE 30,             DECEMBER 31,
                                                                 1996                   1995
                                                          ------------------     ------------------
                                                                       % OF                   % OF
                                                            AMOUNT     TOTAL       AMOUNT     TOTAL
                                                          ----------   -----     ----------   -----
                                                           (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Accounts receivable and inventory loans:
  Commercial finance....................................  $  417,094     27%     $  415,038     27%
Term loans:
  Commercial finance....................................     160,733     10         110,647      7
  Real estate lending...................................     924,281     59         888,952     58
  Other.................................................      61,468      4         116,187      8
                                                          ----------    ---      ----------    ---
     Total term loans...................................   1,146,482     73       1,115,786     73
                                                          ----------    ---      ----------    ---
     Total loans........................................   1,563,576    100       1,530,824    100
Less allowance for possible loan losses                       32,488      2          31,781      2
                                                          ----------    ---      ----------    ---
  Loans receivable......................................  $1,531,088     98%     $1,499,043     98%
                                                          ==========    ===      ==========    ===

     The following table illustrates the maturities of the Company's loans receivable:

                                                             MATURITIES AT JUNE 30, 1996
                                                    ---------------------------------------------
                                                    1 TO 24    25 TO 60     OVER 60
                                                     MONTHS     MONTHS       MONTHS      TOTAL
                                                    --------   --------     --------   ----------
                                                               (THOUSANDS OF DOLLARS)
Accounts receivable and inventory loans --
  variable rate...................................  $420,917   $     --     $     --   $  420,917
Term loans -- variable rate.......................   160,691    101,278      685,905      947,874
Term loans -- fixed rate..........................    99,055     34,530       61,200      194,785
                                                    --------   --------     --------   ----------
          Total...................................  $680,663   $135,808     $747,105   $1,563,576
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

     The following table describes the asset classifications, loss experience and reserve reconciliation of the real estate lending and commercial finance operations as of or for the periods ended as shown below:

                                                                              JUNE 30,
                                                                      -------------------------
                                                                         1996           1995
                                                                      ----------     ----------
                                                                       (THOUSANDS OF DOLLARS,
                                                                          EXCEPT PERCENTS)
  Non-accrual loans.................................................  $   26,549     $   25,436
  Accrual loans 90 days past due....................................       5,010             --
  Real estate owned ("REO").........................................      11,602         10,762
                                                                      ----------     ----------
            Total non-performing assets.............................  $   43,161     $   36,198
                                                                      ==========     ==========
  Beginning allowance for possible loan losses......................  $   31,781     $   27,406
  Provision for loan losses.........................................       5,848          8,358
  Reserves established with portfolio acquisitions..................       1,830             --
  Charge-offs:
    Commercial finance and other loans..............................       5,439            106
    Real estate lending:
       Commercial real estate loans.................................       1,884          1,139
       Residential real estate loans................................          63          1,061
       Contract and installment loans...............................          94            196
                                                                      ----------     ----------
            Total charge-offs.......................................       7,480          2,502
                                                                      ----------     ----------
  Recoveries:
    Commercial finance and other loans..............................          25            894
    Real estate lending:
       Commercial real estate loans.................................         293            587
       Residential real estate loans................................          85            139
       Contract and installment loans...............................          97              1
       Finance leases...............................................           9             --
                                                                      ----------     ----------
            Total recoveries........................................         509          1,621
                                                                      ----------     ----------
  Net charge-offs...................................................       6,971            881
                                                                      ----------     ----------
  Ending allowance for possible loan losses.........................  $   32,488     $   34,883
                                                                      ==========     ==========
  Allocation of allowance for possible loan losses:
    Commercial finance and other loans..............................  $   13,307     $   15,058
    Real estate lending.............................................      19,181         19,825
                                                                      ----------     ----------
            Total allowance for possible loan losses................  $   32,488     $   34,883
                                                                      ==========     ==========
  Total loans receivable............................................  $1,563,576     $1,526,690
  Average total loans receivable....................................   1,525,843      1,474,438
  Net charge-offs to average total loans receivable.................        0.91%          0.12%
  Non-performing assets to total loans receivable...................        2.76%          2.37%
  Allowance for possible loan losses to total loans receivable......        2.08%          2.28%
  Allowance for possible loan losses to non-performing assets.......       75.27%         96.37%
  Allowance for possible loan losses to non-accrual loans and
    accrual loans 90 days past due..................................      102.94%        137.14%

     Non-performing assets increased to $43.2 million at June 30, 1996 from $36.2 million at June 30, 1995. This increase is due primarily to an increase in accrual loans 90 days past due in the real estate lending operation. This increase is consistent with the increase in total loans receivable.

     The lower provision for loan losses in the six month period ended June 30, 1996 as compared to the same period in 1995, is due primarily to improved loan loss experience in the real estate lending operation, offset partially by an additional specific loan loss reserve in the commercial finance operation associated with one loan in the commercial finance portfolio. Substantially all of the charge-offs in the commercial finance segment in the six months ended June 30, 1996 were also related to this loan. This accounts for the increase in net charge-offs to average total loans receivable to 0.91% at June 30, 1996 from 0.12% at June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The property and casualty insurance operations must have cash and liquid assets available to meet their obligations to policyholders in accordance with contractual obligations, in addition to having the funds available to meet ordinary operating costs. These operations have several sources of funds to meet their obligations, including cash flow from operations, recoveries from reinsurance contracts and investment securities. By statute, the majority of the cash from these operations is required to be invested in investment grade securities to provide protection for policyholders. The Company invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's investment portfolio had an unrealized gain (loss) of $(29.6) million and $33.2 million at June 30, 1996 and December 31, 1995, respectively.

     The Company's thrift and loan subsidiary finances its lending activities primarily through customer deposits, which have grown to $959 million at June 30, 1996 from $926 million at December 31, 1995. In addition, Fremont Investment & Loan is eligible for financing through the Federal Home Loan Bank of San Francisco. This financing is available at varying rates and terms. As of June 30, 1996, $218 million was available under the facility and no borrowings were outstanding.

     The Company's commercial finance operation funds its lending activities primarily through its asset securitization program, an unsecured revolving line of credit with a syndicated bank group and its capital. The asset securitization program was established to provide a stable and cost effective source of funds to facilitate the expansion of this business. The securities issued in this program have scheduled maturities in 1997 and 2000, but could mature earlier depending on fluctuations in outstanding balances of loans in the portfolio and other factors. During April 1995, the Company issued $30 million in subordinated variable rate asset-backed certificates, which mature in 2000, via a private placement. In February 1996, $135 million in asset-backed certificates were issued which mature in 2000. The proceeds were used, in conjunction with existing cash, to retire $200 million in previously issued variable rate asset-backed certificates. As of June 30, 1996 there were $265 million in outstanding variable rate asset-backed certificates. Additionally, up to $365 million in additional publicly offered asset-backed certificates may be issued pursuant to a shelf registration statement to fund future growth in the commercial finance loan portfolio. In December 1995, a commercial paper facility was established as part of the asset securitization program. This facility, which expires in December 1998, provides for the issuance of up to $150 million in commercial paper, dependent upon the level of assets within the asset securitization program. As of June 30, 1996, $31 million was outstanding under this facility. The commercial finance operation's unsecured revolving line of credit is with a syndicated bank group that presently permits borrowings of up to $400 million, of which $223 million was outstanding as of June 30, 1996. This credit line is primarily used to finance assets which are not included in the Company's asset securitization program. This credit line expires August 1998.

     As a holding company, Fremont General pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, management fees paid by its subsidiaries and dividends paid by its subsidiaries. Stockholders' dividends declared aggregated $7.6 million and $6.3 million for the six months ended June 30, 1996 and 1995, respectively. Several of the Company's subsidiaries are subject to certain statutory and regulatory restrictions and various agreements, principally loan agreements, that restrict their ability to distribute dividends to the Company. The Company expects that during the next few years dividends from its subsidiaries will consist of dividends from its property and casualty subsidiaries and dividends on preferred stock of its thrift and loan holding company and commercial finance subsidiaries. The maximum amount available for payment of dividends by the property and casualty subsidiaries at December 31, 1995 without prior regulatory approval is approximately $30 million.

     To facilitate general corporate operations, in August 1994 the Company obtained a revolving line of credit with a syndicated bank group that permitted borrowings of up to $150 million. In August 1995, the Company negotiated an increase of this line to $200 million, of which $45 million was outstanding as of June 30, 1996.

In August 1997, this credit line converts to a term loan of up to $100 million, with scheduled semi-annual payments through August 2001. In addition, in July 1994 the Company replaced its internally financed loan to its Employee Stock Ownership Plan ("ESOP") with an external bank-financed loan totaling $11 million. The maximum principal amount of this loan was increased to $15 million in August 1995. The loan is due in seven equal annual installments commencing on April 1, 1996 and is secured by certain shares of the ESOP. The balance outstanding at June 30, 1996 was $11.7 million. The interest and principal payments are guaranteed by the Company.

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

     On March 1, 1996, Fremont General Financing I, a statutory business trust (the "Trust") and consolidated wholly-owned subsidiary of the Company, sold $100 million of 9% Trust Originated Preferred SecuritiesSM ("the Preferred Securities") in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. The proceeds from the sale of the Preferred Securities were invested in 9% Junior Subordinated Debentures of the Company ("the Junior Subordinated Debentures"). The $100 million Junior Subordinated Debentures are the sole asset of the Trust. The Preferred Securities will be redeemed upon maturity of the Junior Subordinated Debentures in 2026, subject to the election available to the Company to extend the maturity up to 2045, and they may be redeemed, in whole or in part, at any time on or after March 31, 2001 and under certain specified circumstances. The Junior Subordinated Debentures rank pari passu with the Company's $373,720,000 aggregate principal amount at maturity of Liquid Yield OptionTM Notes due 2013, and subordinate and junior to all senior indebtedness of the Company. Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by the Company. The Company has provided for back-up undertakings that, considered together, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the Preferred Securities. The Company used the proceeds from the sale of the Junior Subordinated Debentures to reduce outstanding debt under the Company's revolving line of credit by approximately $50 million, and the remaining proceeds have been used for general corporate purposes. The reduction of $50 million in the Company's revolving line of credit occurred over several months, with the final reduction paid in May 1996.

     Net cash provided by (used in) operating activities of continuing operations was $(84.3) million and $13.6 million for the six months ended June 30, 1996 and 1995, respectively. Net cash provided by (used in) continuing operations decreased in the six months ended June 30, 1996 over the same period of 1995 due primarily to a decrease in claims and policy liabilities and a decrease in other liabilities due primarily to the settlement of accrued operating costs. These conditions were partially offset by higher net income and lower policy acquisition costs deferred. Additionally, decreases in claims and policy liabilities and policy acquisition costs deferred resulted from lower premium volume in the Company's workers' compensation insurance business.

     Net cash provided by (used in) investing activities increased to $229.9 million from $(262.3) million for the six months ended June 30, 1996 and 1995, respectively. The increase in net cash provided by (used in) investing activities is due primarily to a decrease in investment purchases, net of sales, maturities, and calls, the February 1995 purchase of Casualty for a net cash disbursement of $249.3 million and an increase in receipts from repayments of loans. These conditions were partially offset by an increase in loan originations. The significant decrease in short-term and other investments of $796.9 million and the significant level of securities purchased in the six months ended June 30, 1995, was due primarily to the effects of investing the acquired short-term investment portfolio of Casualty into long-term securities.

     Net cash provided by (used in) financing activities was $(151.3) million and $227.1 million in the six months ended June 30, 1996 and 1995, respectively. Net cash provided by (used in) financing activities decreased in the six months ended June 30, 1996 as compared to the same period of 1995, due primarily to the lower long-term debt proceeds, net of repayments, a lower net increase in thrift deposits, the payment in 1996 of $363.4 million in settlement of certain reinsurance and assumption agreements within the life insurance operation which became effective January 1, 1996 between the Company and a reinsurer (see "Financial Services"), as well as an increase in deferred compensation plans. These conditions were partially offset by an increase in the proceeds from short-term debt, net of repayments and the impact of the proceeds from the sale of 9% Trust Originated Preferred SecuritiesSM on March 1, 1996 in a public offering by the trust. The increase in deferred compensation plan is due primarily to the repurchase by the Company of its Common Stock in the first quarter of 1996 pursuant to certain deferred compensation programs.

     The amortized cost of the Company's invested assets were $1.64 billion and $1.91 billion at June 30, 1996 and December 31, 1995, respectively. Contributing to the $270 million decrease in the invested assets were $363.4 million in settlement of certain reinsurance and assumption agreements with a reinsurer which became effective January 1, 1996 (see "Financial Services"), $84 million in cash flow used in operating activities, and $26.5 million used to fund certain deferred compensation plans. These conditions were partially offset by $100 million in proceeds from the public offering on March 1, 1996 of 9% Trust Originated Preferred SecuritiesSM by a subsidiary of the Company and a $4.5 million increase in net annuity receipts in the life insurance operation. These annuity receipts were ultimately remitted to a reinsurer in June 1996, under certain reinsurance and assumption agreements which became effective January 1, 1996. See "Financial Services".

     The Company's property and casualty premium to surplus ratio for the year ended December 31, 1995 was 2.3 to 1, which is within industry guidelines. The FDIC has established certain capital and liquidity standards for its member institutions, and Fremont Investment & Loan was in compliance with these standards as of June 30, 1996.

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

                          PART II -- OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

     None.

ITEM 2: CHANGES IN SECURITIES.

     None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The Annual Meeting of Stockholders was held on May 9, 1996.

     (b) The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors have been elected and qualified:

J.A. McIntyre             D.W. Morrisroe
W.R. Bailey               L.J. Rampino
H.I. Flournoy             D.C. Ross
C.D. Kranwinkle

     (c) The directors named in (b) above were elected. The results of the voting of the 22,853,284 represented at the meeting are summarized in the following table:

                                      WITHHELD
                            FOR       AUTHORITY
                         ----------   ---------
J.A. McIntyre..........  22,363,902    489,382
W.R. Bailey............  22,348,313    504,971
H.I. Flournoy..........  22,714,631    138,684
C.D. Kranwinkle........  22,725,499    127,785
D.W. Morrisroe.........  22,727,571    125,713
L.J. Rampino...........  22,353,823    499,461
D.C. Ross..............  22,715,889    137,395

     (d) The appointment of the accounting firm of Ernst & Young LLP as the Corporation's Independent Auditors was ratified. The results of the voting of the 22,853,284 shares represented at the meeting are summarized in the following table:

    FOR      AGAINST   ABSTAINED
- -----------  -------   ---------
22,645,386   78,520     129,378

ITEM 5: OTHER INFORMATION

     None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     EXHIBIT
       NO.                                       DESCRIPTION
    ---------   -----------------------------------------------------------------------------
    2.1         Stock Purchase Agreement among Fremont Compensation Insurance Company,
                Fremont General Corporation, the Buckeye Union Insurance Company, The
                Continental Corporation and Casualty Insurance Company, Dated as of December
                16, 1994. (Filed as Exhibit No. 2.1 to Current Report on Form 8-K, as of
                February 22, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
    2.2         Amendment No. 1 to Stock Purchase Agreement among Fremont Compensation
                Insurance Company, Fremont General Corporation, the Buckeye Union Insurance
                Company, The Continental Corporation and Casualty Insurance Company, Dated as
                of December 16, 1994. (Filed as Exhibit No. 2.2 to Current Report on Form
                8-K, as of February 22, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
    3.1         Restated Articles of Incorporation of Fremont General Corporation. (Filed as
                Exhibit No. 3.1 to Registration Statement on Form S-3 File No 33-64771 which was declared effective on March 1, 1996, and incorporated herein by reference.)
    3.2         Certificate of Amendment of Articles of Incorporation of Fremont General
                Corporation. (Filed as Exhibit 3.2 to Registration Statement on Form S-3 File
                No. 33-64771 which was declared effective on March 1, 1996 and herein incorporated by reference.)
    3.3         Amended and Restated By-Laws of Fremont General Corporation. (Filed as
                Exhibit No. 3.3 to Annual Report on Form 10-K, for the fiscal year ended
                December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
    4.1         Form of Stock Certificate for Common Stock of the Registrant. (Filed as
                Exhibit No. (1) Form 8-A filed on March 17, 1993, Commission File Number
                1-8007, and incorporated herein by reference.)
    4.2         Indenture with respect to Liquid Yield Option Notes Due 2013 between the
                Registrant and Bankers Trust Company. (Filed as Exhibit No. 4.4 to
                Registration Statement on Form S-3 filed on October 1, 1993, and incorporated herein by reference.)
    4.3         Indenture among the Registrant, the Trust and First Interstate Bank of
                California, a California banking corporation, as trustee. (Filed as Exhibit
                No. 4.3 to Annual Report on Form 10-K, for the fiscal year ended December 31,
                1995, Commission File Number 1-8007, and incorporated herein by reference.)
    4.4         Declaration of Trust among the Registrant, the Regular Trustees and The Chase
                Manhattan Bank (USA), a Delaware banking corporation, as Delaware trustee.
                (Filed as Exhibit No. 4.4 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
    4.5         Amended and Restated Declaration of Trust among the Registrant, the Regular
                Trustees, The Chase Manhattan Bank (USA), a Delaware banking corporation, as
                Delaware trustee, and The Chase Manhattan Bank, N.A., a national banking association, as Institutional Trustee. (Filed as Exhibit No. 4.5 to Annual
                Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission
                File Number 1-8007, and incorporated herein by reference.)
    4.6         Preferred Securities Guarantee Agreement between the Registrant and The Chase
                Manhattan Bank, N.A., a national banking association, as Preferred Guarantee
                Trustee. (Filed as Exhibit No. 4.6 to Annual Report on Form 10-K, for the
                fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

     EXHIBIT
       NO.                                       DESCRIPTION
    ---------   -----------------------------------------------------------------------------
    4.7         Common Securities Guarantee Agreement by the Registrant. (Filed as Exhibit
                No. 4.7 to Annual Report on Form 10-K, for the fiscal year ended December 31,
                1995, Commission File Number 1-8007, and incorporated herein by reference.)
    4.8         Form of Preferred Securities. (Included in Exhibit 4.5). (Filed as Exhibit
                No. 4.8 to Annual Report on Form 10-K, for the fiscal year ended December 31,
                1995, Commission File Number 1-8007, and incorporated herein by reference.)
    4.9         Form of 9% Junior Subordinated Debenture. (Included in Exhibit 4.3). (Filed
                as Exhibit No. 4.9 to Annual Report on Form 10-K, for the fiscal year ended
                December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
    10.1        Fremont General Corporation Employee Stock Ownership Plan as amended. (Filed as Exhibit No. 10.1 to Annual Report on Form 10-K, for the fiscal year ended
                December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
    10.2        Amended and Restated Trust Agreement for Fremont General Corporation Employee
                Stock Ownership Plan. (Filed as Exhibit No. 10.2 to Annual Report on Form
                10-K, for the fiscal year ended December 31, 1995, Commission File Number
                1-8007, and incorporated herein by reference.)
    10.3        Fremont General Corporation and Affiliated Companies Investment Incentive
                Program as amended. (Filed as Exhibit No. 10.3 to Annual Report on Form 10-K,
                for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
    10.4(a)     Trust Agreement for Investment Incentive Program. (Filed as Exhibit No.
                (10)(xi) to Annual Report on Form 10-K, for the Fiscal Year Ended December
                31, 1993, Commission File Number 1-8007, and incorporated herein by reference.)
    10.4(b)     Amendment to Trust Agreement for Investment Incentive Program. (Filed as
                Exhibit No. 10.4(b) to Annual Report on Form 10-K, for the fiscal year ended
                December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
    10.5(a)     Supplemental Retirement Plan of the Company. (Filed as Exhibit No. (10)(v) to
                Annual Report on Form 10-K, for the Fiscal Year Ended December 31, 1990,
                Commission File Number 1-8007, and incorporated herein by reference.)
    10.5(b)     Amendment to Supplemental Retirement Plan. (Filed as Exhibit No. 10.5(b) to
                Annual Report on Form 10-K, for the fiscal year ended December 31, 1995,
                Commission File Number 1-8007, and incorporated herein by reference.)
    10.6        Trust Agreement for Supplemental Retirement Plan of the Company and the
                Senior Supplemental Retirement Plan of The Company, as amended. (Filed as
                Exhibit No. 10.6 to Annual Report on Form 10-K, for the fiscal year ended
                December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
    10.7        Senior Supplemental Retirement Plan, as amended. (Filed as Exhibit No. 10.7 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995,
                Commission File Number 1-8007, and incorporated herein by reference.)
    10.8(a)     Excess Benefit Plan of the Company. (Filed as Exhibit No. (10)(vi) to Annual
                Report on Form 10-K, for the Fiscal Year Ended December 31, 1993, Commission
                File Number 1-8007, and incorporated herein by reference.)
    10.8(b)     Amendment to Excess Benefit Plan of the Company. (Filed as Exhibit No.
                10.8(b) to Annual Report on Form 10-K, for the fiscal year ended December 31,
                1995, Commission File Number 1-8007, and incorporated herein by reference.)

     EXHIBIT
       NO.                                       DESCRIPTION
    ---------   -----------------------------------------------------------------------------
    10.8(c)     Trust Agreement for Excess Benefit Plan. (Filed as Exhibit No. 10.8(c) to
                Annual Report on Form 10K, for the fiscal year ended December 31, 1995,
                Commission File Number 1-8007, and incorporated herein by reference.)
    10.9        Non-Qualified Stock Option Plan of 1989 of the Company. (Filed as Exhibit No.
                10.9 to Annual Report on Form 10-K, for the fiscal year ended December 31,
                1995, Commission File Number 1-8007, and incorporated herein by reference.)
    10.10       Long-Term Incentive Compensation Plan of the Company. (Filed as Exhibit No.
                10.10 to Annual Report on Form 10-K, for the fiscal year ended December 31,
                1995, Commission File Number 1-8007, and incorporated herein by reference.)
    10.11       1995 Restricted Stock Award Plan as amended.
    10.12       Fremont General Corporation Employee Benefits Trust Agreement ("Grantor
                Trust") dated September 7, 1995 between the Company and Merrill Lynch Trust
                Company of California. (Filed as Exhibit No. 10. 12 to Annual Report on Form
                10-K, for the fiscal year ended December 31, 1995, Commission File Number
                1-8007, and incorporated herein by reference.)
    10.13       Employment Agreement between the Company and James A. McIntyre. (Filed as
                Exhibit No. (10)(i) to Quarterly Report on Form 10-Q for the period ended
                March 31, 1994, Commission File Number 1-8007, and incorporated herein by reference.)
    10.14(a)    Employment Agreement between the Company and Louis J. Rampino. (Filed as
                Exhibit No. 10.14(a) to Annual Report on Form 10-K, for the fiscal year ended
                December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
    10.14(b)    Employment Agreement between the Company and Wayne R. Bailey. (Filed as
                Exhibit No. 10.14(b) to Annual Report on Form 10-K, for the fiscal year ended
                December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
    10.15       Management Continuity Agreement between the Company and Raymond G. Meyers.
                (Filed as Exhibit No. 10.15 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
    10.16       1996 Management Incentive Compensation Plan of the Company. (Filed as Exhibit
                No. 10.16 to Quarterly Report on Form 10-Q, for the quarter ended March 31,
                1996, Commission File Number 1-8007, and incorporated herein by reference.)
    10.17       Continuing Compensation Plan for Retired Directors. (Filed as Exhibit No.
                10.17 to Annual Report on Form 10-K, for the fiscal year ended December 31,
                1995, Commission File Number 1-8007, and incorporated herein by reference.)
    10.18       Non-Employee Directors' Deferred Compensation Plan. (Filed as Exhibit No.
                10.18 to Annual Report on Form 10-K, for the fiscal year ended December 31,
                1995, Commission File Number 1-8007, and incorporated herein by reference.)
    10.19(a)    Amended and Restated Credit Agreement among Fremont General Corporation,
                Various Lending Institutions and the Chase Manhattan Bank, N.A., As Agent.
                (Filed as Exhibit No. (10)(xiii) to Quarterly Report on Form 10-Q for the period ended September 30, 1995, Commission File Number 1-08007, and
                incorporated herein by reference.)
    10.19(b)    Amendment to Credit Agreement. (Filed as Exhibit No. 10.19(b) to Annual
                Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission
                File Number 1-8007, and incorporated herein by reference.)

     EXHIBIT
       NO.                                       DESCRIPTION
    ---------   -----------------------------------------------------------------------------
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

     (b) REPORT ON FORM 8-K.

        None filed during the quarter ended June 30, 1996.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FREMONT GENERAL CORPORATION

Date: August 13, 1996                     /s/ LOUIS J. RAMPINO
                                          ------------------------------------
                                          Louis J. Rampino, President
                                          Chief Operating Officer and Director

Date: August 13, 1996                     /s/ JOHN A. DONALDSON
                                          ------------------------------------
                                          John A. Donaldson, Controller
                                          and Chief Accounting Officer