Form 10-Q
period 1996-09-30
FREMONT GENERAL CORP
filed 1996-11-14
CIK 38984

--------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

 /X/   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1996

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                       Shares Outstanding
              Class                                     November 8, 1996
    -----------------------------                      ------------------
    Common Stock, $1.00 par value                           27,501,132

--------------------------------------------------------------------------------

                          FREMONT GENERAL CORPORATION

                                     INDEX

                         PART I - Financial Information


                                                                        Page No.
                                                                        --------
Item  1.  Financial Statements

          Consolidated Balance Sheets
            September 30, 1996 and December 31, 1995 ...................     3

          Consolidated Statements of Income
            Three and Nine Months Ended September 30, 1996 and 1995 ....     4

          Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1996 and 1995 ..............     5

          Notes to Consolidated Financial Statements on Form 10-Q ......     6

Item  2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ..................................     7


                          PART II - Other Information


Items 1-5 Not applicable

Item  6.  Exhibits and Reports on Form 8-K .............................    20

Signature ..............................................................    24

FREMONT GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                   September 30,    December 31,
                                                                                       1996             1995
                                                                                   -------------   --------------
                                                                                    (Unaudited)
                                                                                        (Thousands of dollars)

ASSETS
Securities available for sale at fair value:

    Fixed maturity investments  (cost: 1996 - $1,120,967; 1995 - $1,255,434) ...   $   1,101,332   $    1,296,550
    Non-redeemable preferred stock  (cost: 1996 - $376,018; 1995 - $285,337) ...         369,170          277,451
                                                                                   -------------   --------------
        Total securities available for sale ....................................       1,470,502        1,574,001
Loans receivable ...............................................................       1,706,201        1,499,043
Short-term investments .........................................................         115,264          362,163
Other investments ..............................................................           3,270            1,726
                                                                                   -------------   --------------
        Total Investments and Loans ............................................       3,295,237        3,436,933

Cash ...........................................................................          30,926           39,559
Accrued investment income ......................................................          20,617           30,396
Premiums receivable and agents' balances .......................................         100,709          107,973
Reinsurance recoverable on paid losses .........................................           8,852            9,422
Reinsurance recoverable on unpaid losses .......................................         611,090          289,461
Deferred policy acquisition costs ..............................................          25,425           76,638
Costs in excess of net assets acquired .........................................          67,452           70,656
Deferred income taxes ..........................................................          80,664           78,619
Other assets ...................................................................          72,675           75,240
Assets held for discontinued operations ........................................         265,675          262,502
                                                                                   -------------   --------------
        Total Assets ...........................................................   $   4,579,322   $    4,477,399
                                                                                   =============   ==============

LIABILITIES
Claims and policy liabilities:
    Losses and loss adjustment expenses ........................................   $   1,310,200    $   1,455,692
    Life insurance benefits and liabilities ....................................         368,484          374,724
    Unearned premiums ..........................................................          88,832          100,481
    Dividends to policyholders .................................................          35,048           40,822
                                                                                   -------------    -------------
        Total Claims and Policy Liabilities ....................................       1,802,564        1,971,719

Reinsurance premiums payable and funds withheld ................................           4,488            5,452
Other liabilities ..............................................................          54,167           81,371
Thrift deposits ................................................................       1,034,502          926,312
Short-term debt ................................................................         147,368           72,191
Long-term debt .................................................................         687,295          693,276
Liabilities of discontinued operations .........................................         232,161          228,988
                                                                                   -------------    -------------
        Total Liabilities ......................................................       3,962,545        3,979,309

Commitments and contingencies

Company-obligated mandatorily redeemable preferred securities of
    subsidiary Trust holding solely Company junior subordinated debentures .....         100,000                -

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share - Authorized: 49,500,000 shares;
    issued and outstanding: (1996 - 27,501,000 and 1995 - 25,393,000) ..........          27,501           25,393
Additional paid-in capital .....................................................         151,647          110,103
Retained earnings ..............................................................         399,808          347,607
Deferred compensation ..........................................................         (44,965)          (6,612)
Net unrealized gain (loss) on investments, net of deferred taxes ...............         (17,214)          21,599
                                                                                   -------------    -------------
        Total Stockholders' Equity .............................................         516,777          498,090
                                                                                   -------------    -------------
        Total Liabilities and Stockholders' Equity .............................   $   4,579,322    $   4,477,399
                                                                                   =============    =============

See notes to consolidated financial statements on Form 10-Q.


                                       3

FREMONT GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                         Three Months Ended            Nine Months Ended
                                                           September 30,                 September 30,
                                                         1996          1995            1996          1995
                                                     -------------  ------------   -------------  ------------
                                                          (Thousands of dollars, except per share data)
Revenues
Property and casualty premiums earned ...........    $    120,096   $   159,125    $    372,334   $   457,694
Net investment income ...........................          30,159        31,950          95,228        85,842
Loan interest ...................................          42,216        40,488         119,270       120,928
Realized investment gains (losses) ..............            (170)          (69)         (1,694)            8
Other revenue ...................................           5,085         7,005          15,589        26,179
                                                     ------------   ------------   ------------   -----------
        Total Revenues ..........................         197,386       238,499         600,727       690,651

Expenses
Losses and loss adjustment expenses .............          82,035       122,463         261,540       353,017
Policy acquisition costs ........................          23,072        34,980          72,587        95,026
Provision for loan losses .......................           3,305         2,146           9,153        10,504
Other operating costs and expenses ..............          26,562        26,714          78,522        86,497
Interest expense ................................          28,735        25,336          84,704        72,757
                                                     ------------   ------------   ------------   -----------
        Total Expenses ..........................         163,709       211,639         506,506       617,801
                                                     ------------   ------------   ------------   -----------

Income before taxes .............................          33,677        26,860          94,221        72,850
Income tax expense ..............................          10,738         8,595          30,339        23,512
                                                     ------------   ------------   ------------   -----------

           Net Income ...........................    $     22,939   $    18,265    $     63,882   $    49,338
                                                     ============   ============   ============   ===========



Per Share Data
 Net income:
      Primary ...................................    $       0.85   $      0.70    $       2.42   $      1.90
      Fully diluted .............................            0.71          0.58            2.01          1.58

 Cash dividends .................................            0.15          0.13            0.45          0.38

Weighted average shares:
      Primary ...................................          26,961        26,190          26,345        25,987
      Fully diluted .............................          34,199        33,408          33,563        33,232




See notes to consolidated financial statements on Form 10-Q.


                                       4

FREMONT GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                     1996             1995
                                                                 -------------    -------------
                                                                    (Thousands of dollars)


OPERATING ACTIVITIES
Net income ..................................................    $     63,882     $     49,338
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Change in premiums receivable and agents' balances
        and reinsurance recoverable on paid losses ..........           7,059              762
    Change in accrued investment income .....................           9,779          (10,124)
    Change in claims and policy liabilities .................        (173,710)         (35,987)
    Amortization of policy acquisition costs ................          72,587           95,026
    Policy acquisition costs deferred .......................         (70,312)        (113,414)
    Provision for deferred income taxes .....................          18,854            8,841
    Provision for loan losses ...............................           9,153           10,504
    Provision for depreciation and amortization .............          18,216           13,769
    Net amortization on fixed maturity investments ..........         (18,008)          (1,888)
    Realized investment (gains) losses ......................           1,694               (8)
    Change in other assets and liabilities ..................         (28,976)           9,890
                                                                 ------------     ------------
      Net Cash Provided by (Used in) Operating Activities ...         (89,782)          26,709

INVESTING ACTIVITIES Securities available for sale:
    Purchases of securities .................................      (1,286,971)      (2,353,101)
    Sales of securities .....................................       1,297,117        1,611,086
    Securities matured or called ............................          49,955           65,359
Securities held to maturity:
    Purchases of securities .................................               -         (117,660)
    Sales of securities .....................................               -                -
    Securities matured or called ............................               -            5,464
Decrease in short-term and other investments ................         245,355          761,212
Loan originations and bulk purchases funded .................        (508,796)        (334,566)
Receipts from repayments of loans ...........................         291,789          256,762
Purchase of subsidiaries, less cash acquired ................               -         (249,305)
Purchase of property and equipment ..........................          (8,815)          (5,623)
                                                                 ------------     ------------
      Net Cash Provided by (Used in) Investing Activities ...          79,634         (360,372)

FINANCING ACTIVITIES
Proceeds from short-term debt ...............................         145,401           30,134
Repayments of short-term debt ...............................         (72,191)        (189,755)
Proceeds from long-term debt ................................         121,058          315,000
Repayments of long-term debt ................................        (101,004)         (42,808)
Net increase in thrift deposits .............................         108,190           82,147
Annuity contract receipts ...................................         128,543          154,087
Annuity contract withdrawals ................................         (30,756)         (12,068)
Proceeds from sale of Preferred Securities ..................         100,000                -
Dividends paid ..............................................         (10,942)          (9,234)
Stock options exercised .....................................           1,374               68
Settlement under life insurance reinsurance agreement .......        (360,000)               -
Net (increase) decrease in deferred compensation plans ......         (28,158)           4,375
                                                                 ------------     ------------
      Net Cash Provided by Financing Activities .............           1,515          331,946
                                                                 ------------     ------------

Decrease in Cash ............................................          (8,633)          (1,717)

Cash at beginning of year ...................................          39,559           31,058
                                                                 ------------     ------------

Cash at September 30, .......................................    $     30,926     $     29,341
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

     The Junior Subordinated Debentures rank pari passu with the Company's $302 million aggregate principal amount at maturity of Liquid Yield Option Notes due 2013, and subordinate and junior to all senior indebtedness of the Company. Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by the Company to the extent that the trust has funds available to make such payments. The Company has provided for back-up undertakings that, considered together, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the Preferred Securities.

NOTE C --- Reinsurance

     On January 1, 1996, the Company entered into a reinsurance and assumption agreement with a reinsurer whereby assets and liabilities related to certain life and annuity insurance polices, primarily investment-type contracts and credit life and accident and health, were ceded to the reinsurer. This reinsurance agreement is part of several other agreements which collectively act to significantly reduce the Company's life insurance operations. In the second quarter ended June 30, 1996 these agreements settled, which resulted in the transfer of $360 million in securities and cash to the reinsurer in support of the liabilities ceded. The effect on net income from these agreements was not material.

NOTE D --- Stockholders' Equity and Per Share Data

     The three-for-two Common Stock split declared on December 4, 1995 was distributed on February 7, 1996 to stockholders of record on January 8, 1996.

     Per share data have been computed based on the weighted average number of shares outstanding adjusted retroactively for this stock split.

     During the first nine months of 1996, the Company purchased an aggregate 1,351,097 shares at an aggregate cost of approximately $32 million and issued 681,000 shares with a fair value of $16 million to fund stock-based management and employee benefit programs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth elsewhere in this Quarterly Report on Form 10-Q.

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

     The following table presents information for the three and nine months ended September 30, 1996 and 1995 with respect to the Company's primary business segments.


                                                                Three Months Ended              Nine Months Ended
                                                                   September 30,                   September 30,
                                                          -----------------------------   ---------------------------
                                                              1996            1995           1996            1995
                                                          -------------   -------------   ------------    -----------
                                                                             (Thousands of dollars)

Revenues:
      Workers' compensation .........................     $     138,974   $     177,122   $    431,097    $   504,068
      Professional medical liability,
          corporate and other .......................             8,802           9,027         25,284         28,253
                                                          -------------   -------------   ------------    -----------
                      Total property and casualty ...           147,776         186,149        456,381        532,321
      Financial services ............................            49,333          52,236        143,041        157,822
      Corporate .....................................               277             114          1,305            508
                                                          -------------   -------------   ------------    -----------
                      Total .........................     $     197,386   $     238,499   $    600,727    $   690,651
                                                          =============   =============   ============    ===========
Income (Loss) Before Taxes:
      Workers' compensation .........................     $      31,514   $      23,316   $     88,042    $    61,556
      Professional medical liability,
          corporate and other .......................              (799)           (380)        (1,922)        (1,508)
                                                          -------------   -------------   ------------    -----------
                      Total property and casualty ...            30,715          22,936         86,120         60,048
      Financial services ............................             9,724           9,518         26,112         25,838
      Corporate .....................................            (6,762)         (5,594)       (18,011)       (13,036)
                                                          -------------   -------------   ------------    -----------
                      Total .........................     $      33,677   $      26,860   $     94,221    $    72,850
                                                          =============   =============   ============    ===========


     The Company generated revenues of approximately $197 million and $601 million in the three and nine month periods ended September 30, 1996, as compared to $238 million and $691 million for the same periods in 1995. Revenues were lower in the three and nine month periods ended September 30, 1996 as compared  to  the  same  periods  of  1995,  due  primarily  to  lower  workers'
compensation insurance premiums and lower life insurance premiums in the financial services segment. The lower premiums in the nine month period ended September 30, 1996 as compared to the same prior year period were partially offset by higher net investment income. The higher net investment income is due primarily to higher invested assets resulting from the acquisition on February 22, 1995, of Casualty Insurance Company ("Casualty") from the Buckeye Union Insurance Company. Casualty underwrites workers' compensation insurance primarily in Illinois and several other mid-western states. Casualty currently is the largest underwriter of workers' compensation insurance in Illinois and has provided the Company with a significant presence in the mid-western region. Workers' compensation insurance premiums were lower in the nine month period ended September 30, 1996 as compared to the same prior year period, due primarily to lower premiums earned in California, partially offset by higher premiums earned in the mid-western region resulting from the acquisition of Casualty. With respect to the three month period ended September 30, 1996, both the west (primarily California) and mid-west regions posted lower workers' compensation earned premiums as compared to the same prior year period. See "Property and Casualty Insurance Operations - Premiums." Lower revenues in the financial services segment are due primarily to lower life insurance premiums as the Company significantly reduced its life insurance operations effective January 1, 1996 by entering into certain reinsurance and assumption agreements with a reinsurer. See "Financial Services." Realized investment gains (losses) in the three and nine month periods ended September 30, 1996 were $(170,000) and $(1,694,000), respectively, compared to $(69,000) and $8,000, respectively, for the same periods in 1995.

     The Company had net income of $22.9 million or $0.85 per share and $63.9 million or $2.42 per share for the three and nine month periods ended September 30, 1996, respectively, as compared to $18.3 million or $0.70 per share and $49.3 million or $1.90 per share, for the same periods in 1995. Income before taxes for the three and nine month periods ended September 30, 1996 was $33.7 million and $94.2 million as compared to $26.9 million and $72.9 million for the same periods in 1995, representing increases of 25.4% and 29.3% for the three and nine month periods, respectively.

     Workers' compensation insurance operations posted income before taxes of $31.5 million and $88.0 million for the three and nine month periods ended September 30, 1996, respectively, as compared to $23.3 million and $61.6 million for the same periods in 1995. The increases in income before taxes of 35.2% and 43.0% for the three and nine month periods, respectively, are due primarily to lower claim frequency and the acquisition of Casualty, offset partially by lower income on the Company's California business. The combined ratio for the three and nine month periods ended September 30, 1996 was 93.3% and 95.5%, respectively, as compared to 100.3% and 100.6% for the same periods in 1995.

     The Company's professional medical liability, corporate and other segment is composed principally of revenues and expenses that pertain to the Company's professional medical liability business ("medical malpractice"), as well as miscellaneous expenses associated with the Company's downstream property and casualty insurance holding company, Fremont Compensation Insurance Group (formerly Fremont Insurance Group, Inc.). Medical malpractice premiums were $7.6 million and $21.3 million for the three and nine month periods ended September 30, 1996, respectively, as compared to $7.3 million and $22.7 million for the same periods in 1995. Income before taxes for the medical malpractice business was $1.1 million and $2.9 million for the three and nine month periods ended September 30, 1996, respectively, as compared to $1.3 million and $3.8 million for the same periods in 1995. The lower income before taxes for the nine months ended September 30, 1996 is consistent with the lower premiums earned in the medical malpractice segment. Expenses of Fremont Compensation Insurance Group include interest expense on debt and other obligations of $1.7 million and $4.7 million for the three and nine month periods ended September 30, 1996, respectively, as compared to $1.7 million and $4.9 million for the same periods in 1995. Since the operations of Fremont Compensation Insurance Group consist primarily of interest expense and overhead expenses, management does not expect it to operate at a profit.

     The financial services business segment posted income before taxes for the the three and nine month periods ended September 30, 1996 of $9.7 million and $26.1 million, respectively, as compared to $9.5 million and $25.8 million for the same periods of 1995. Although income before taxes was relatively flat as compared to the three and nine month periods ended September 30, 1995, the nine month results in 1996 were negatively impacted by the establishment of a specific loan loss reserve associated with a particular loan in the commercial finance loan portfolio. The average loan portfolio in the financial services segment grew to $1.57 billion in the nine month period ended September 30, 1996 from $1.50 billion in the same period of 1995. Also impacting the financial services segment in 1996 is the significant reduction in life insurance premiums resulting from certain reinsurance and assumption agreements entered into between the Company and a reinsurer which became effective December 31, 1995 and January 1, 1996. Income before taxes in the life insurance operation was nil in both the three and nine month periods ended September 30, 1996, as compared to $0.5 million and $1.6 million for the same periods in 1995. See "Financial Services."

     Corporate revenues during the three and nine month periods ended September 30, 1996 and 1995 consisted primarily of investment income, while corporate expenses consisted primarily of interest expense and general and administrative expense. The corporate loss before income taxes for the three and nine month periods ended September 30, 1996 was $6.8 million and $18.0 million, respectively, as compared to $5.6 million and $13.0 million for the same periods of 1995. The increase in the corporate loss before taxes for the three and nine month periods ended September 30, 1996 over the same periods in 1995, was due primarily to increased interest expense and increased administrative expenses. The increase in interest expense is principally due to additional debt incurred in the acquisition of Casualty, as well as to accrued dividends in connection with a public offering on March 1, 1996 of $100 million of 9% Trust Originated Preferred SecuritiesSM (the "Preferred Securities") sold by a consolidated wholly-owned subsidiary of the Company. See "Liquidity and Capital Resources." Since the proceeds from this offering were invested in 9% Junior Subordinated Debentures of the Company, the accrued dividends on the Preferred Securities have been classified in the Consolidated Statements of Income as interest expense.

     Income tax expense of $10.7 million and $30.3 million for the three and nine month periods ended September 30, 1996, respectively, represents effective tax rates of 31.9% and 32.2% on pre-tax income of $33.7 million and $94.2 million. The Company's effective tax rates are flat as compared to effective tax rates of 32.0% and 32.3% for the same periods in 1995. These effective tax rates are lower than the enacted federal income tax rate of 35%, due primarily to tax exempt investment income which reduces the Company's taxable income.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

     The following table represents information for the three and nine month periods ended September 30, 1996 and 1995 with respect to the Company's property and casualty insurance operations:



                                                          Three Months Ended             Nine Months Ended
                                                            September 30,                  September 30,
                                                      --------------------------    --------------------------
                                                         1996           1995            1996           1995
                                                      ------------  ------------    ------------  ------------
                                                                       (Thousands of dollars)

       Revenues .................................     $    147,776  $    186,149     $    456,381  $    532,321
       Expenses .................................          117,061       163,213          370,261       472,273
                                                      ------------  ------------     ------------  ------------
       Income before taxes ......................     $     30,715  $     22,936     $     86,120  $     60,048
                                                      ============  ============     ============  ============


     Revenues from the property and casualty insurance operations consist primarily of workers' compensation insurance premiums earned and net investment income. Expenses consist primarily of loss and loss adjustment expenses, policy acquisition costs and other operating costs and expenses.

     PREMIUMS. Premiums earned from the Company's workers' compensation insurance operations were $112.2 million and $350.1 million in the three and nine month periods ended September 30, 1996, respectively, as compared to $151.3 million and $433.3 million for the same periods of 1995. Premiums were lower in the three and nine month periods ended September 30, 1996 as compared to the same periods of 1995, due primarily to lower premium rates and non-renewals in the west region. For the three and nine month periods ended September 30, 1996, the Company's workers' compensation insurance premiums earned in its western region, consisting primarily of California, accounted for $42.8 million and $131.6 million, or 38.2% and 37.6% of the Company's total workers' compensation insurance premiums earned, respectively. This also represents decreases of $29.2 million and $96.2 million from the same respective periods in 1995. These decreases were due primarily to the increased price competition resulting from California's adoption of an open rating system and the repeal of the minimum rate law. See "Workers' Compensation Regulation." This increased price competition has led to (i) lower premium rates and (ii) a lower average policy size due to the Company's shift in focus to smaller employers. Additionally, an increase in non-renewing policies have contributed to the lower premium volume in California. The increase in non-renewing policies occurs as a result of certain premium prices falling below required minimum pricing pursuant to the Company's underwriting standards. For the three and nine month periods ended
September 30, 1996, the Company's workers' compensation insurance premiums earned in its mid-western region, consisting primarily of Illinois, accounted for $69.4 million and $218.5 million, or 61.8% and 62.4%, respectively, of the Company's total workers' compensation insurance premiums earned. This is compared to $79.2 million and $205.4 million in premiums earned in the same respective periods of 1995. The lower premiums earned in the third quarter ended September 30, 1996 as compared to the same period in 1995, are due primarily to price competition in Illinois, where an overall average decrease of 13.6% in advisory rates, which workers' compensation insurance companies in Illinois tend to follow, became effective January 1, 1996. See "Variability of Operating Results." With respect to the nine month period ended September 1996, premiums earned are higher than the same period in 1995, due primarily to the fact that the Casualty acquisition settled on February 22, 1996, and therefore, only seven months of Casualty's operating results are included in the Company's results for the nine month period ended September 30, 1995.

     NET INVESTMENT INCOME. Net investment income within the property and casualty insurance operations was $27.8 million and $85.7 million in the three and nine month periods ended September 30, 1996, as compared to $27.0 million and $74.6 million for the same periods of 1995. Higher net investment income was earned in the nine month period ended September 30, 1996 as compared to the same period in 1995, due primarily to the fact that only seven months of Casualty's operations are included in the Company's results of operations in the nine month period ended September 30, 1995.

     LOSS AND LOSS ADJUSTMENT EXPENSE. Workers' compensation loss and loss adjustment expenses ("LAE") were $75.8 million and $244.1 million for the three and nine month periods ended September 30, 1996, respectively, as compared to $116.5 million and $333.8 million for the same periods in 1995. In addition, the ratio of these losses and LAE to workers' compensation insurance premiums earned was 67.5% and 69.7% for the three and nine month periods ended September 30, 1996, respectively, as compared to 77.0% for both the three and nine months ended September 30, 1995. The decreases in incurred loss and LAE in the three and nine month periods ended September 30, 1996 as compared to the same periods of 1995, are due primarily to lower claim frequency and severity in the Company's mid-west region and to a lower level of incurred losses and LAE in the Company's west region resulting from lower insurance premiums earned on California policies which resulted from increased competition. See "Premiums".

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

     POLICY ACQUISITION COSTS AND OTHER OPERATING COSTS AND EXPENSES. The ratio of policy acquisition costs and other operating costs and expenses to premiums earned is referred to as the expense ratio, which for the Company's workers' compensation business was 25.8% for both the three and nine month periods ended September 30, 1996, respectively, as compared to 23.3% and 23.6% in the same respective periods of 1995. The increase in this ratio in the three and nine month periods ended September 30, 1996 was due primarily to higher operating costs and expenses, partially offset by lower agents' commission costs.

     DIVIDENDS TO POLICYHOLDERS. In the three and nine month periods ended September 30, 1996 and September 30, 1995, there were no dividends accrued. This is due primarily to a change in the type of workers' compensation insurance policy written on and after January 1, 1995. In 1995, the Company's workers' compensation insurance policies, both in California and those underwritten by Casualty, were predominately written as non-participating, which does not include provisions for dividend consideration. Prior to 1995 the Company's policies were predominately written as participating, thereby obligating the Company to consider the payment of dividends. This shift in policy type is due primarily to the increased competition in the California market which has resulted from the repeal of the minimum rate law, effective January 1, 1995. The Company anticipates that this shift to non-participating policies will continue and be a characteristic element of the competitive environment established by the July 1993 California legislation. See "Workers' Compensation Regulation."

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

     WORKERS' COMPENSATION REGULATION. Illinois began operating under an open rating system in 1982 and California began operating under such a system effective January 1, 1995. In an open rating system, workers' compensation companies are provided with advisory rates by job classification and each insurance company determines its own rates based in part upon its particular operating and loss costs. Although insurance companies are not required to adopt such advisory rates, companies in Illinois generally follow such rates. Premiums in Illinois have decreased, due in part to the 13.6% decrease in overall average advisory rates which became effective January 1, 1996. However, insurance companies in California have, since the adoption of an open rating system, generally set their premium rates below such advisory rates. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier.

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

FINANCIAL SERVICES

     The Company's financial services operations are principally engaged in commercial and residential real estate lending through Fremont Investment & Loan and asset-based commercial finance lending through Fremont Financial. The Company also has small premium finance and life insurance operations included in this segment. Revenues consist principally of interest income and, to a lesser extent, fees and other income.

     The following table presents information with respect to the Company's financial services operations:



                                                            Three Months Ended            Nine Months Ended
                                                              September 30,                 September 30,
                                                         -------------------------    --------------------------
                                                            1996          1995           1996           1995
                                                         -----------   -----------    ------------   -----------
                                                                          (Thousands of dollars)

Revenues ........................................         $   49,333    $   52,236    $    143,041   $   157,822
Expenses ........................................             39,609        42,718         116,929       131,984
                                                         -----------   -----------    ------------   -----------
Income Before Taxes .............................         $    9,724   $     9,518    $     26,112   $    25,838
                                                         ===========   ===========    ============   ===========



     Revenues decreased 5.6% and 9.4% in the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods of 1995, due primarily to lower life insurance revenues. These lower life insurance revenues resulted from certain reinsurance and assumption agreements which the Company entered into on December 31, 1995 and January 1, 1996, primarily with one reinsurer, whereby assets and liabilities related to certain life and annuity insurance policies, primarily investment-type contracts and credit life and accident and health, were ceded to the reinsurer. The reinsurance agreements are part of several other agreements which collectively act to significantly reduce the Company's life insurance operations. The effect on income before taxes and net income from these agreements was not material.

     Income before taxes in the financial services operations was $9.7 million and $26.1 million for the three and nine month periods ended September 30, 1996, respectively, as compared to $9.5 million and $25.8 million for the same periods of 1995. Income before taxes was relatively flat in the financial services segment for the three and nine month periods ended September 30, 1996 as compared to the same periods of 1995, due primarily to higher income before taxes in the real estate lending operation as lower loan loss experience resulted in a lower provision for loan losses. This was offset substantially by lower income in the commercial finance operation due to a specific loan loss reserve associated with a particular loan in the commercial finance loan portfolio. Additionally, lower income was earned in the life insurance operation due to certain reinsurance agreements which became effective on December 31, 1995 and January 1, 1996 and which resulted in a significant reduction in the Company's life insurance operations in 1996.

     The following table identifies the interest income, interest expense, average interest-bearing assets and liabilities, and interest margins for the Company's real estate lending and commercial finance subsidiaries:



                                                                Nine Months Ended September 30,
                                                              1996                                 1995
                                           -----------------------------------  -----------------------------------
                                              Average                 Yield/       Average                 Yield/
                                              Balance       Interest  Cost (1)     Balance       Interest  Cost (1)
                                           ---------------  --------- --------  ---------------  --------- --------
                                                               (Thousands of dollars, except percents)


Interest bearing assets (2):
  Commercial finance
       and other assets ................   $      650,888  $ 53,603    10.98%   $      607,217   $ 54,536     11.98%
  Real estate lending:
    Cash equivalents ...................          148,519     5,925      5.32           88,856      3,674      5.51
    Investments ........................           30,196     1,277      5.64              832         16      2.56
    Commercial real estate loans .......          724,363    52,511      9.67          679,972     49,855      9.78
    Residential real estate loans ......          198,727    14,087      9.45          125,626      9,171      9.73
    Contract loans .....................               41         -       -              7,332        726     13.20
    Installment loans ..................              538        54     13.38            2,630        252     12.78
    Finance leases .....................                -         -       -                 45          3      8.89
                                           --------------  --------             --------------   --------
  Total interest bearing assets ........   $    1,753,272  $127,457     9.69    $    1,512,510   $118,233     10.42
                                           ==============  ========             ==============   ========

Interest bearing liabilities:
  Savings deposits .....................   $      252,918  $  9,405      4.96%  $      110,301   $  4,268      5.16%
  Time deposits ........................          718,757    30,859      5.72          665,143     30,011      6.02
  Commercial paper and other ...........            2,132        77      4.82           18,394        974      7.06
  Securitization obligation ............          297,017    13,598      6.10          318,889     15,789      6.60
  Debt with banks ......................          233,940    11,322      6.45          166,050      8,366      6.72
  Debt from affiliates .................           58,915     2,161      4.89           47,733      1,675      4.68
                                           --------------  --------             --------------   --------
  Total interest bearing liabilities ...   $    1,563,679  $ 67,422      5.75   $    1,326,510   $ 61,083      6.14
                                           ==============  ========             ==============   ========


Net interest income ....................                   $ 60,035                              $ 57,150
                                                           ========                              ========
Net yield ..............................                                 4.57%                                 5.04%


----------------------------
(1) Annualized.
(2) Average loan balances include non-accrual loan balances.


     The margin between the Company's interest income and cost of funds decreased in the nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995, due primarily to an increase in lower yielding cash equivalents and changes in the mix of loans, offset partially by a modest decrease in the cost of savings and time deposits in the real estate lending operation. Additionally, there was a slight decrease in the net margins in the commercial finance lending segment. In the real estate lending operation, the change in portfolio mix occurred as the Company completed in 1996 its shift from high rate, high risk residential real estate loans secured by personal property or junior liens on real estate, to lower yielding residential first trust deed real estate loans. The lower yields on the first trust deed loans are compensated for by the improved underlying collateral and by the improved lien position on the collateral. The net margins decreased in the commercial finance segment due primarily to an increase in the competitive environment.

     LOANS RECEIVABLE AND RESERVE ACTIVITY. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:



                                                             September 30,             December 31,
                                                                1996                      1995
                                                      ------------------------   -----------------------
                                                                       % of                        % of
                                                         Amount        Total        Amount        Total
                                                      -------------   --------   --------------  -------
                                                            (Thousands of dollars, except percents)
Accounts receivable and inventory loans:
    Commercial finance ...........................    $    457,357         26%  $      415,038        27%
Term loans:
    Commercial finance ...........................         182,492         10          110,647         7
    Real estate lending ..........................       1,036,153         60          888,952        58
    Other ........................................          65,493          4          116,187         8
                                                      ------------   --------   --------------  --------
        Total term loans .........................       1,284,138         74        1,115,786        73
                                                      ------------   --------   --------------  --------
        Total loans ..............................       1,741,495        100        1,530,824       100
Less allowance for possible loan losses ..........          35,294          2           31,781         2
                                                      ------------   --------   --------------  --------
    Loans receivable .............................    $  1,706,201         98%  $    1,499,043        98%
                                                      ============   ========   ==============  ========



    The following table illustrates the maturities of the Company's loans receivable:

                                                        Maturities at September 30, 1996
                                           -----------------------------------------------------------
                                             1 to 24      25 to 60         Over 60
                                             Months        Months          Months          Total
                                           -----------  ------------    ------------  ---------------
                                                           (Thousands of dollars)
Accounts receivable and inventory
     loans -- variable rate .............  $   457,357  $          -    $          -  $       457,357
Term loans -- variable rate .............      182,517        78,222         824,038        1,084,777
Term loans -- fixed rate ................       97,809        33,285          68,267          199,361
                                           -----------  ------------    ------------  ---------------
    Total ...............................  $   737,683  $    111,507    $    892,305  $     1,741,495
                                           ===========  ============    ============  ===============



     The Company monitors the relationship of fixed and variable rate loans and interest bearing liabilities in order to minimize interest rate risk.

     Adverse economic developments can negatively affect the Company's business and results of operations in a number of ways. Such developments can, among other things, reduce the demand for loans, impair the ability of borrowers to pay loans and impair the value of the underlying collateral.

     The following table describes the asset classifications, loss experience and reserve reconciliation of the real estate lending and commercial finance operations as of or for the periods ended as shown below:


                                                                                       September 30,
                                                                            ----------------------------------
                                                                                1996                1995
                                                                            --------------     ---------------
                                                                         (Thousands of dollars, except percents)
Non-accrual loans ....................................................      $      26,824      $       42,331
Accrual loans 90 days past due .......................................                349               1,820
Real estate owned ("REO") ............................................              9,953               4,596
                                                                            -------------      --------------
Total non-performing assets ..........................................      $      37,126      $       48,747
                                                                            =============      ==============

Beginning allowance for possible loan losses .........................      $      31,781      $       27,406
Provision for loan losses ............................................              9,153              10,504
Reserves established with portfolio acquisitions .....................              1,830                   -
Charge-offs:
    Commercial finance and other loans ...............................              5,456                 113
    Real estate lending:
        Commercial real estate loans .................................              2,681               1,561
        Residential real estate loans ................................                229               1,158
        Contract and installment loans ...............................                 94                 207
                                                                            -------------     ---------------
    Total charge-offs ................................................              8,460               3,039
                                                                            -------------     ---------------
Recoveries:
    Commercial finance and other loans ...............................                 29               1,023
    Real estate lending:
        Commercial real estate loans .................................                564               1,404
        Residential real estate loans ................................                139                 193
        Contract and installment loans ...............................                250                   1
        Finance leases ...............................................                  8                   -
                                                                            -------------     ---------------
    Total recoveries .................................................                990               2,621
                                                                            -------------     ---------------
Net charge-offs .....................................................               7,470                 418
                                                                            -------------     ---------------
Ending allowance for possible loan losses ...........................       $      35,294     $        37,492
                                                                            =============     ===============

Allocation of allowance for possible loan losses:
    Commercial finance and other loans ..............................       $      13,672     $       15,830
    Real estate lending .............................................              21,622             21,662
                                                                            -------------     --------------
    Total allowance for possible loan losses ........................       $      35,294     $       37,492
                                                                            =============     ==============

Total loans receivable ..............................................       $   1,741,495     $    1,545,566
Average total loans receivable ......................................           1,573,796          1,495,260
Net charge-offs to average total loans receivable ...................                0.63%              0.04%
Non-performing assets to total loans receivable .....................                2.13%              3.15%
Allowance for possible loan losses to total loans receivable ........                2.03%              2.43%
Allowance for possible loan losses to non-performing assets .........               95.07%             76.91%
Allowance for possible loan losses to non-accrual
    loans and accrual loans 90 days past due ........................              129.89%             84.92%


     Non-performing assets decreased to $37.1 million at September 30, 1996 from $48.7 million at September 30, 1995. This decrease is due primarily to decreases in non-accrual loans in the commercial finance and real estate lending operations, offset partially by an increase in REO in the real estate lending operation. The decrease in non-accrual loans in the commercial finance lending operation is primarily due to one loan in the commercial finance portfolio classified as non-accrual at September 30, 1995 and subsequently charged-off. The decrease in non-accrual loans in the real estate lending operation is due primarily to improved loan loss experience.

     The lower provision for loan losses in the nine month period ended September 30, 1996 as compared to the same period in 1995, is due primarily to improved loan loss experience in the real estate lending operation, offset partially by an additional specific loan loss reserve in the commercial finance operation associated with one loan in the commercial finance portfolio. Substantially all of the charge-offs in the commercial finance segment in the nine months ended September 30, 1996 were also related to this loan. This accounts for the increase in net charge-offs to average total loans receivable to 0.63% at September 30, 1996 from 0.04% at September 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     The property and casualty insurance operations must have cash and liquid assets available to meet their obligations to policyholders in accordance with contractual obligations, in addition to having the funds available to meet ordinary operating costs. These operations have several sources of funds to meet their obligations, including cash flow from operations, recoveries from reinsurance contracts and investment securities. By statute, the majority of the cash from these operations is required to be invested in investment grade securities to provide protection for policyholders. The Company invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's investment portfolio had an unrealized gain (loss) of $(26.5) million and $33.2 million at September 30, 1996 and December 31, 1995, respectively.

     The Company's thrift and loan subsidiary finances its lending activities primarily through customer deposits, which have grown to $1.035 billion at September 30, 1996 from $926 million at December 31, 1995. In addition, Fremont Investment & Loan is eligible for financing through the Federal Home Loan Bank of San Francisco. This financing is available at varying rates and terms. As of September 30, 1996, $231 million was available under the facility with $21 million outstanding.

     The Company's commercial finance operation funds its lending activities primarily through its asset securitization program, an unsecured revolving line of credit with a syndicated bank group and its capital. The asset securitization program was established to provide a stable and cost effective source of funds to facilitate the expansion of this business. The securities issued in this program have scheduled maturities in 1997 and 2000, but could mature earlier depending on fluctuations in outstanding balances of loans in the portfolio and other factors. During April 1995, the Company issued $30 million in subordinated variable rate asset-backed certificates, which mature in 2000, via a private placement. In February 1996, $135 million in asset-backed certificates were issued which mature in 2000. The proceeds were used, in conjunction with existing cash, to retire $200 million in previously issued variable rate asset-backed certificates. As of September 30, 1996 there were $265 million in outstanding variable rate asset-backed certificates. Additionally, up to $365 million in additional publicly offered asset-backed certificates may be issued pursuant to a shelf registration statement to fund future growth in the commercial finance loan portfolio. In December 1995, a commercial paper facility was established as part of the asset securitization program. This facility, which expires in December 1998, provides for the issuance of up to $150 million in commercial paper, dependent upon the level of assets within the asset securitization program. As of September 30, 1996, $47 million was outstanding under this facility. The commercial finance operation's unsecured revolving line of credit is with a syndicated bank group that presently permits borrowings of up to $400 million, of which $270 million was outstanding as of September 30, 1996. This credit line is primarily used to finance assets which are not included in the Company's asset securitization program. This credit line expires August 1998.

     As a holding company, Fremont General pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, management fees paid by its subsidiaries and dividends paid by its subsidiaries. Stockholders' dividends declared aggregated $11.7 million and $9.7 million for the nine months ended September 30, 1996 and 1995, respectively. Several of the Company's subsidiaries are subject to certain statutory and regulatory restrictions and various agreements, principally loan agreements, that restrict their ability to distribute dividends to the Company. The Company expects that during the next few years dividends from its subsidiaries will consist of dividends from its property and casualty subsidiaries and dividends on preferred stock of its thrift and loan holding company and commercial finance subsidiaries. The maximum amount available for payment of dividends by the property and casualty subsidiaries at December 31, 1995 without prior regulatory approval is approximately $30 million.

     To facilitate general corporate operations, in August 1994 the Company obtained a revolving line of credit with a syndicated bank group that permitted borrowings of up to $150 million. In August 1995, the Company negotiated an increase of this line to $200 million, of which $15 million was outstanding as of September 30, 1996. In August 1997, this credit line converts to a term loan of up to $100 million, with scheduled semi-annual payments through August 2001. In addition, in July 1994 the Company replaced its internally financed loan to its Employee Stock Ownership Plan ("ESOP") with an external bank-financed loan totaling $11 million. The maximum principal amount of this loan was increased to $15 million in August 1995. The loan is due in seven equal annual installments commencing on April 1, 1996 and is secured by certain shares of the ESOP. The balance outstanding at September 30, 1996 was $12 million. The interest and principal payments are guaranteed by the Company.

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

     During the third quarter of 1996, an aggregate $71,243,000 principal amount at maturity of Liquid Yield OptionTM Notes due October 12, 2013 (Zero Coupon-Subordinated) (the "LYONs") were converted into 1,374,000 shares of the Company's Common Stock. The effect of the conversions was an increase in stockholders' equity and a decrease in long-term debt of $30 million.

     On March 1, 1996, Fremont General Financing I, a statutory business trust (the "Trust") and consolidated wholly-owned subsidiary of the Company, sold $100 million of 9% Trust Originated Preferred SecuritiesSM ("the Preferred Securities") in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. The proceeds from the sale of the Preferred Securities were invested in 9% Junior Subordinated Debentures of the Company ("the Junior Subordinated Debentures"). The $100 million Junior Subordinated Debentures are the sole asset of the Trust. The Preferred Securities will be redeemed upon maturity of the Junior Subordinated Debentures in 2026, subject to the election available to the Company to extend the maturity up to 2045, and they may be redeemed, in whole or in part, at any time on or after March 31, 2001 and under certain specified circumstances. The Junior Subordinated Debentures rank pari passu with the Company's $302,477,000 aggregate principal amount at maturity of Liquid Yield Option(TM) Notes due 2013, and subordinate and junior to all senior indebtedness of the Company. Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by the Company. The Company used the proceeds from the sale of the Junior Subordinated Debentures to reduce outstanding debt under the Company's revolving line of credit by approximately $50 million, and the remaining proceeds have been used for general corporate purposes. The reduction of $50 million in the Company's revolving line of credit occurred over several months, with the final reduction paid in May 1996.

     Net  cash  provided  by  (used  in)  operating   activities  of  continuing
operations was $(89.8) million and $26.7 million for the nine months ended September 30, 1996 and 1995, respectively. Net cash provided by (used in) continuing operations decreased in the nine months ended September 30, 1996 over the same period of 1995 due primarily to a decrease in claims and policy liabilities, a lower amortization of policy acquisition costs and a decrease in other liabilities due primarily to the settlement of accrued operating costs. These conditions were partially offset by higher net income, a decrease in premiums receivable and agents' balances, lower policy acquisition costs deferred and a higher provision for deferred income taxes. The decreases in claims and policy liabilities, premiums receivable and agents' balances and the lower policy acquisition costs deferred and amortized resulted principally from lower premium volume in the Company's workers' compensation insurance business. The higher provision for deferred income taxes resulted primarily from the decrease in claims and policy liabilities, offset partially by a decrease in deferred policy acquisition costs.

     Net cash provided by (used in) investing activities increased to $79.6 million from $(360.4) million for the nine months ended September 30, 1996 and 1995, respectively. The increase in net cash provided by (used in) investing activities is due primarily to a decrease in investment purchases, net of sales, maturities, and calls, the February 1995 purchase of Casualty for a net cash disbursement of $249.3 million and an increase in receipts from repayments of loans. These conditions were partially offset by an increase in loan originations. The significant decrease in short-term and other investments of $515.9 million and the significant level of securities purchased in the nine months ended September 30, 1995, was due primarily to the effects of investing the acquired short-term investment portfolio of Casualty into long-term securities.

     Net cash provided by financing activities was $1.5 million and $331.9 million in the nine months ended September 30, 1996 and 1995, respectively. Net cash provided by financing activities decreased in the nine months ended September 30, 1996 as compared to the same period of 1995, due primarily to the lower long-term debt proceeds, net of repayments, the payment in 1996 of $360.0 million in settlement of certain reinsurance and assumption agreements within the life insurance operation which became effective January 1, 1996 between the Company and a reinsurer (see "Financial Services"), as well as an increase in deferred compensation plans. These conditions were partially offset by an increase in the proceeds from short-term debt, net of repayments, an increase in thrift deposits and the impact of the proceeds from the sale of 9% Trust Originated Preferred SecuritiesSM on March 1, 1996 in a public offering by the trust. The lower long-term debt proceeds, net of repayments is due principally to lower long-term bank line activity within the commercial finance operation. The increase in deferred compensation plans is due primarily to the repurchase by the Company of its Common Stock in the first quarter of 1996 pursuant to certain deferred compensation programs. The increase in short-term debt proceeds is due primarily to $77 million in reverse repurchase agreements outstanding at September 30, 1996, an increase of $31 million in commercial paper borrowings, and lower repayments of short-term bank line debt within the commercial finance operation.

     The amortized cost of the Company's invested assets were $1.62 billion and $1.91 billion at September 30, 1996 and December 31, 1995, respectively. Contributing to the $290 million decrease in the invested assets were $363.4 million in settlement of certain reinsurance and assumption agreements with a reinsurer which became effective January 1, 1996 (see "Financial Services"), $90 million in cash flow used in operating activities, a $44 million decrease in net annuity receipts in the life insurance operations and $28 million used to fund certain deferred compensation plans. These conditions were partially offset by $100 million in proceeds from the public offering on March 1, 1996 of 9% Trust Originated Preferred SecuritiesSM by a subsidiary of the Company and a $77 million increase in reverse repurchase agreements.

     The Company's property and casualty premium to surplus ratio for the year ended December 31, 1995 was 2.3 to 1, which is within industry guidelines. The FDIC has established certain capital and liquidity standards for its member institutions, and Fremont Investment & Loan was in compliance with these standards as of September 30, 1996.

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

CHANGES IN ACCOUNTING PRINCIPLES

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121 ("FASB 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " , which requires impairment losses to be recorded on long-lived assets used in operations, including intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FASB 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted FASB 121 in the first quarter of 1996 and the effect of adoption was not material.

     Also, in 1995, the FASB issued Statement 123 ("FASB 123"), "Accounting for Stock-Based Compensation" that is effective for fiscal years beginning after December 15, 1995. FASB 123 establishes a method of accounting for stock-based compensation that is based on the fair value of stock options and other similar stock-based instruments and encourages, but does not require, adoption of that method. The Company has elected to continue following Accounting Principles Board Opinion No. 25 for measuring compensation cost. Pursuant to FASB 123, the Company will disclose pro forma net income and earnings per share calculated as if the recognition and measurement provisions of the new standard had been adopted.

                           PART II - OTHER INFORMATION



Item (s) 1- 5:  None

Item 6:         Exhibits and Reports on Form 8-K
                (a)  Exhibits


Exhibit No.                           Description
----------                            -----------

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

3.1 Restated Articles of Incorporation of Fremont General Corporation. (Filed as Exhibit No. 3.1 to Registration Statement on Form S-3 File No 33-64771 which was declared effective on March 1, 1996, and incorporated herein by reference.

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

Exhibit No.                           Description
----------                            -----------

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

10.7      Senior Supplemental Retirement Plan, as amended. (Filed as Exhibit No.
          10.7 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

Exhibit No.                           Description
----------                            -----------

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

10.8(c)   Trust  Agreement for Excess  Benefit Plan.  (Filed as Exhibit No. 10.8
          (c) to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.9 Non-Qualified Stock Option Plan of 1989 of the Company. (Filed as Exhibit No. 10.9 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.10(a)  Long-Term  Incentive   Compensation  Plan  of  the  Company  -  Senior
          Executive Participation.

10.10(b)  Long-Term Incentive Compensation Plan of the Company.

10.11     1995  Restricted  Stock Award Plan, as amended.  (Filed as Exhibit No.
          (10)(i) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File Number 1-8007, and incorporated herein by reference.)

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

10.14(a) Employment Agreement between the Company and Louis J. Rampino.(Filed as Exhibit No. 10.14 (a) to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.14(b) Employment Agreement between the Company and Wayne R. Bailey. (Filed as Exhibit No. 10.14 (b) to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.15 Management Continuity Agreement between the Company and Raymond G.Meyers. (Filed as Exhibit No. 10.15 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.16 1996 Management Incentive Compensation Plan of the Company. (Filed as Exhibit No. 10.16 to Quarterly Report on Form 10-Q, for the quarter ended March 31, 1996, Commission File Number 1-8007, and incorporated herein by reference.)

10.17 Continuing Compensation Plan for Retired Directors. Filed as Exhibit No. 10.17 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

Exhibit No.                           Description
----------                            -----------

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

11        Statement re: Computation of per share earnings.

27        Financial Data Schedule


               (b) Report on Form 8-K.  None filed during the quarter ended
                   September 30, 1996.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FREMONT GENERAL CORPORATION



Date: November 14, 1996               /s/  LOUIS J. RAMPINO
                                      -------------------------------------
                                       Louis J. Rampino, President,
                                       Chief Operating Officer and Director




Date: November 14, 1996               /s/  JOHN A. DONALDSON
                                      -------------------------------------
                                       John A. Donaldson, Controller
                                       and Chief Accounting Officer