Form 10-K
period 1996-12-31
FREMONT GENERAL CORP
filed 1997-03-31
CIK 38984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         COMMISSION FILE NUMBER 1-8007

                            ------------------------

                          FREMONT GENERAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      NEVADA                                         95-2815260
          (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)
           2020 SANTA MONICA BOULEVARD,
             SANTA MONICA, CALIFORNIA                                   90404
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICER)                        (ZIP CODE)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997:

                 COMMON STOCK, $1.00 PAR VALUE -- $549,866,000

     The number of shares outstanding of each of the issuer's classes of common stock as of February 28, 1997:

               COMMON STOCK, $1.00 PAR VALUE -- 29,403,000 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the proxy statement for the 1997 annual meeting of stockholders are incorporated by reference into Part III of this report.

================================================================================

ITEM 1. BUSINESS

GENERAL

     Fremont General Corporation is engaged domestically in select insurance and financial services businesses. Fremont General's insurance business includes one of the largest underwriters of workers' compensation insurance in the nation. The Company also provides medical malpractice insurance. Fremont General's financial services business includes commercial real estate lending, residential real estate lending, commercial finance and premium financing. The Company's total assets as of December 31, 1996 were $4.3 billion, with 1996 pre-tax earnings of $128 million. The primary operating strategy of the Company is to build upon its core business units through acquisition opportunities and new business development. The Company's secondary strategy is to achieve income balance and geographic diversity among its business units in order to limit the exposure of the Company to industry, market and regional concentrations. The Company's stock is traded on the New York Stock Exchange under the symbol "FMT" (NYSE:FMT).

     The Company is one of the largest workers' compensation insurers in the United States, with major market positions in California and Illinois, and a presence in 11 other states. For the year ended December 31, 1996 and 1995, the Company had workers' compensation insurance premiums earned of $457.2 million and $575.0 million, respectively. (See "Insurance Operations.") The Company recently expanded its workers' compensation insurance operations through the acquisition on February 22, 1995 of Casualty Insurance Company ("Casualty") and its wholly-owned subsidiary Workers' Compensation & Indemnity Company of California ("WCIC"). Casualty is the largest underwriter of workers' compensation insurance in Illinois with additional operations in several other mid-western states. This acquisition has provided the Company with a national platform upon which to build its workers' compensation insurance business, while providing greater geographic diversification. (See "Insurance Operations and Note B of Notes to Consolidated Financial Statements.) A.M. Best rates the Company's workers' compensation insurance subsidiaries on a consolidated basis as "A-" (Excellent). An "A-" rating is A.M. Best's fourth highest rating category out of fifteen rating categories ranging from "A++" (Superior) to "F" (In Liquidation).

     The Company's financial services operations have grown significantly and are engaged primarily in commercial and residential real estate lending, primarily in California, commercial finance lending, principally to small and middle market companies nationwide, and insurance premium financing. The Company's financial services loan portfolio has grown from $536 million at December 31, 1991 to $1.7 billion at December 31, 1996. (See "Financial Services Operations.")

     In an effort to provide a clearer understanding of the Company's financial services business segment, the Company has consolidated the real estate lending operations of Fremont Investment & Loan, a California thrift and loan, and the commercial finance operations of Fremont Financial Corporation, under a newly formed company, Fremont General Credit Corporation ("FGCC"). At December 31, 1996, FGCC had assets of approximately $2 billion, and reported pre-tax income of $36.6 million.

     By engaging in several selected businesses which are geographically diverse the Company believes it can achieve greater stability in its operating results. Over the five years ended December 31, 1996, the Company's income before taxes grew at a compound annual rate of approximately 26% to $128 million in 1996. The Company's book value increased from $175 million at December 31, 1990 to $559 million at December 31, 1996. The Company's assets were $4.3 billion at December 31, 1996.

     Management believes that ownership of the Company's Common Stock by employees has been an important element in the Company's success by enabling the Company to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive and motivation to such individuals to promote the success of the Company. As of December 31, 1996, officers and directors of the Company, their families and the Company's benefit plans beneficially owned approximately 33% of the Company's outstanding Common Stock.

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

INSURANCE OPERATIONS

  Workers' Compensation Insurance

     Fremont Compensation Insurance Group and its subsidiaries ("Fremont Compensation") underwrites workers' compensation insurance principally in California and Illinois, with a smaller presence in 11 other states. With the acquisition of Casualty in 1995, Fremont Compensation is one of the largest workers' compensation insurers in the United States. In 1996, Fremont Compensation's workers' compensation insurance premiums were divided between the western region, primarily California (1996 -- 37%; 1995 -- 51%) and the mid-west region, primarily Illinois (1996 -- 63%; 1995 -- 49%). The Company believes this geographic diversity has mitigated potential fluctuations in earnings from cyclical downturns in various regional economies. A.M. Best rates the Company's workers' compensation insurance subsidiaries on a consolidated basis as "A-" (Excellent). In 1996, income before taxes from workers' compensation insurance operations was $120.1 million.

     Workers' compensation is a statutory system which requires every employer to either purchase insurance or self-insure in order to provide its employees with medical care and other specified benefits for work-related injuries or illnesses. Compensation is payable regardless of who was at fault. Most employers provide for this potential liability by purchasing workers' compensation insurance from insurance carriers. There are four types of benefits payable under workers' compensation policies: medical benefits, vocational rehabilitation benefits, disability benefits and death benefits. The amounts of disability and death benefits payable for claims are established by statute, vocational rehabilitation benefits are provided with certain limitations in some jurisdictions, including California, and no dollar limitation is set forth for medical benefits. (See "Regulation - Insurance Regulation.")

     Premiums. Workers' compensation insurance premiums are based upon the policyholder's payroll and may be significantly affected by changes in general economic conditions which impact employment and wage levels, as well as by government regulation. Insurance premiums are also subject to supervision and regulation by the state insurance authority in each state. In July 1993, the California legislature enacted legislation to reform the workers' compensation system and to, among other things, adopt an open rating system through the repeal of the minimum rate law effective January 1, 1995. Illinois has been operating under an open rating system since 1982. In an open rating system, workers' compensation insurers are provided with advisory premium rates by job classification and each insurance company determines its own rates based in part upon its particular operating and loss costs. Although insurance companies are not required to adopt such advisory premium rates, companies in Illinois generally follow such rates. This characteristic has resulted in price competition in Illinois, where overall average decreases in advisory premium rates of 13.6% and 10.0% became effective January 1, 1996 and 1997, respectively. However, insurance companies in California have, since the adoption of an open rating system, generally set their premium rates below such advisory premium rates. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier. (See "Regulation -- Insurance Regulation.") The repeal of the minimum rate law resulted in lower premiums and lower profitability on the Company's California workers' compensation insurance policies due to increased price competition. (See "Competition.")

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

     The Company's loss control department participates in both the initial underwriting process and provides on-going services to policyholders based on individual needs and potential risk exposure. In the initial underwriting phase, the Company underwriter will review both the loss experience and description of operations, and where there is a concern about the potential hazards or claim trends, a loss control consultant will be requested to pre-screen the account prior to policy issuance. This screening process involves meetings with the employer's management to assess the extent to which management is committed to safety in the workplace, surveying the employer's operations, reviewing past loss patterns and evaluating the safety program.

     After the policy is issued, the loss control department will provide service calls to the insured based on both regulatory requirements and specific needs to assist the employer in developing and maintaining safety programs and procedures, review periodic loss reports, identify weaknesses in the employer's loss prevention procedures and assist in correcting these weaknesses. In some states, loss control must target those employers who have a high claim frequency, and provide specific services to assist in accident prevention. Accident and claim records maintained by the Company are also reviewed by the loss control department and service calls are initiated when adverse claim trends develop. Any insured who requests loss control service is provided this service free of charge. Accident prevention services include physical surveys for hazard recognition, safety program evaluation, loss trend analysis and employee training.

     Policyholders' Dividends. Beginning in 1995, the Company's workers' compensation insurance policies, both in California and those underwritten by Casualty, were predominately written as non-participating, which does not include provisions for the insurer to declare and pay dividends to a policyholder after the expiration of the policy. Prior to 1995, the Company's California policies were predominately written as participating, thereby obligating the Company to consider the payment of dividends to a policyholder, based upon the policyholder's loss experience, the Company's overall loss experience and competitive conditions. This shift in policy type is due primarily to the increased competition in the California market which resulted from the repeal of the minimum rate law, effective January 1, 1995. (See "Premiums" and "Regulation -- Insurance Regulation.") The Company anticipates that this shift to non-participating policies will continue and be a characteristic element of the competitive environment.

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

     The Company provides rehabilitation programs for injured workers and aggressively pursues the containment of medical costs through a subsidiary, Fremont Health. This subsidiary provides services to the Company's claims personnel which are designed to reduce medical costs and return injured workers to the job quickly. Such services include integrated medical case management; a proprietary, directly-contracted group of preferred providers who have unique experience in industrial medicine; an in-house staff of auditors who review medical bills using the Company's own data along with specialized software; medical peer review panels of credentialed regional medical providers; and comprehensive return-to-work programs designed to return injured workers back to work as quickly as medical treatment standards permit. The integrated case management service involves nurses employed by Fremont Health who work closely with the claims personnel to provide prompt and aggressive medical treatment to mitigate the effects of the workers' injuries.

     Competition. The insurance industry is characterized by competition on the basis of price and service. Prior to January 1, 1995, minimum premium rates were prescribed for workers' compensation insurance in California by the Department of Insurance, and competition for underwriting such insurance in California had been based principally upon an insurance carrier's financial strength and history of paying policyholders' dividends. Secondary considerations included loss control and claims administration, the ability to respond promptly to agents and brokers, and commission schedules for agents and brokers. The repeal of the California minimum rate law effective January 1, 1995 has resulted in increased price competition which has adversely affected the Company's results of operations for its workers' compensation insurance business in California. (See "Regulation - Insurance Regulation.") The Company recently expanded its workers' compensation operation through the acquisition on February 22, 1995 of Casualty, which underwrites workers' compensation insurance in several mid-western states, primarily in Illinois. Although Casualty is the largest underwriter of workers' compensation insurance in the Illinois market, based on the competitive nature of the insurance industry and the inherent risks associated with the Company entering into a new geographic market, there can be no assurance that Casualty will continue to maintain its market share in the future. In addition, advisory premium rates established by the National Council on Compensation Insurance, which workers' compensation insurance companies in Illinois generally tend to follow, decreased 6.7% in 1995 (effective January 1, 1995). Additional average overall decreases in such advisory premium rates of 13.6% and 10.0% went into effect on January 1, 1996 and 1997, respectively. As a result, the Company anticipates price competition to continue in Illinois which will impact the Company's results of operations. Furthermore, state regulatory changes could affect competition in the states where the Company transacts insurance business. Although the Company is one of the largest writers of workers' compensation insurance in California and Illinois, certain of the Company's competitors are larger and have greater resources than the Company.

     Marketing. The Company markets its workers' compensation insurance products through more than 1,200 non-exclusive independent insurance agents and brokers, many of whom have been associated with the Company for more than 15 years. During 1996, the ten largest agents accounted for approximately 10% of the Company's workers compensation insurance premiums written, and no single agent or broker accounted for more than 2% of premiums written.

  Medical Malpractice Insurance

     The Company's medical malpractice insurance operation underwrites primarily standard professional liability insurance on a "claims made" basis in California. Coverage is provided for claims reported to the Company during the policy period arising from incidents that occurred at any time that the insured was covered by the policy. Fremont Indemnity Company, a subsidiary of Fremont Compensation Insurance Group and within which the medical malpractice insurance is written, is currently rated "A-" (Excellent) by A.M. Best. The Company offers coverage for individual medical doctors, anesthesiologists, podiatrists, chiropractors, as well as medical groups, community clinics, laboratories and miscellaneous medical clinics. The Company markets its policies exclusively through approximately 300 non-exclusive independent insurance agents and brokers. Revenues from this subsidiary were not significant in 1996, 1995 and 1994.

  Reinsurance Ceded

     Reinsurance is ceded primarily to reduce the liability on individual risks and to protect against catastrophic losses. The Company follows the industry practice of reinsuring a portion of its risks. For this coverage, the Company pays the reinsurer a portion of the premiums received on all policies.

     The Company maintains excess of loss reinsurance treaties with various reinsurers for each of its insurance lines. Under the current workers' compensation reinsurance treaties, various reinsurers assume liability on that portion of the loss that exceeds $1 million per occurrence, up to a maximum of $199 million per occurrence. For medical malpractice insurance, excess of loss reinsurance covers claims and losses above $1 million, up to a maximum of $5 million. Although reinsurance makes the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded, it does not legally discharge an insurer from its primary liability for the full amount of the policy liability. All of the foregoing reinsurance is with non-affiliated reinsurers. The Company believes that the terms of its reinsurance contracts are consistent with industry practice and, based on its review of the reinsurers' financial statements and reputations in the reinsurance marketplace, that its reinsurers are financially sound. The Company encounters disputes from time to time with its reinsurers, which, if not settled, are typically resolved in arbitration.

     The Company's treaties are generally for annual terms. The Company has maintained reinsurance treaties with many of these same reinsurers for a number of years and believes that suitable alternative reinsurance treaties are readily obtainable at the present time. In general, the reinsurance agreements are of the treaty variety and cover all underwritten risks of types specified in the treaties. As of December 31, 1996, Employers Reassurance Corporation was the only reinsurer that accounted for more than 10% of total reinsurance recoverables while Continental Insurance Company and General Reinsurance Corporation were the only reinsurers that accounted for more than 10% of total amounts recoverable from all reinsurers on property and casualty paid and unpaid losses.

     With respect to the Company's life insurance operations within the financial services segment, the Company entered into reinsurance and assumption agreements with a reinsurer whereby substantially all of the Company's universal life insurance was ceded to the reinsurer effective December 31, 1995, and all the annuity business was ceded to the reinsurer effective January 1, 1996. As a result of these agreements, substantially all of the Company's life insurance operations have been disposed of with no significant gain or loss recorded. (See "Financial Services Operations.")

  Operating Data

     Set forth below is certain information pertaining to the Company's workers' compensation insurance business as determined in accordance with generally accepted accounting principles ("GAAP") for the years indicated. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of certain of this information.)

                                                        YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------
                                        1996         1995         1994         1993         1992
                                      --------     --------     --------     --------     --------
                                                (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Workers' Compensation
  Net premiums earned...............  $457,236     $574,952     $401,455     $426,793     $378,468
  Net investment income and
     other(1).......................    94,378       87,304       52,747       56,733       67,458
  Underwriting profit (loss)........    25,675       (2,295)       9,452       (6,958)     (25,659)
  Net income before taxes...........   120,053       85,009       62,199       49,775       41,799
     Loss ratio.....................      68.3%        75.9%        62.1%        70.4%        82.2%
     Expense ratio..................      26.1%        24.5%        23.1%        20.6%        21.8%
     Policyholders' dividend
       ratio........................       0.0%         0.0%        12.4%        10.6%         2.8%
                                      --------     --------     --------     --------     --------
          Total combined ratio......      94.4%       100.4%        97.6%       101.6%       106.8%
                                      ========     ========     ========     ========     ========

---------------

(1) Includes net realized investment gains and interest expense.

     Statutory Combined Ratio. The following table reflects the combined ratios of the Company's property and casualty insurance subsidiaries determined in accordance with statutory accounting practices, together with the property and casualty industry-wide combined ratios after policyholders' dividends, as compiled by A.M. Best for the years indicated.

                                                          YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------
                                             1996           1995       1994       1993       1992
                                         -------------     ------     ------     ------     ------
Workers' Compensation
  Company..............................      97.9%         100.1%      98.5%      98.8%     110.4%
  Industry(1)..........................  not available      97.0%     101.4%     109.1%     121.5%

---------------

(1) Nationwide statutory combined ratio information for the workers' compensation insurance industry for 1992 through 1995 is from A.M. Best's Aggregates & Averages, Property-Casualty (1993 through 1996 editions).

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

     The following table sets forth the Company's consolidated ratio of net property and casualty premiums written during the period to policyholders' surplus on a statutory basis at the end of the period, for the periods indicated:

                                                        YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------
                                        1996         1995         1994         1993         1992
                                      --------     --------     --------     --------     --------
                                                 (THOUSANDS OF DOLLARS, EXCEPT RATIOS)
Net premiums written during the
  year..............................  $473,123     $683,711(1)  $425,631     $454,867     $414,218
Policyholders' surplus at end of
  year..............................   399,893      299,408      235,294      221,857      162,714
Ratio...............................       1.2x         2.3x         1.8x         2.1x         2.5x

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

     Reserves for losses and LAE ("loss reserves") are based not only on historical experience but also on management's judgment of the effects of matters such as future economic and social forces likely to impact the insurer's experience with the type of risk involved, circumstances surrounding individual claims, and trends that may affect the probable number and nature of claims arising from losses not yet reported. Consequently, loss reserves are inherently subject to a number of highly variable circumstances.

     Loss reserves are revalued periodically using a variety of actuarial and statistical techniques for producing current estimates of expected claim costs. Claim frequency and severity and other economic and social factors are considered in the reevaluation process. A provision for inflation in the calculation of estimated future claim costs is implicit since reliance is placed on both actual historical data, which reflect past inflation, and on other factors which are judged to be appropriate modifiers of past experience. Adjustments to liabilities are reflected in operating results for the periods to which they are made.

     Reconciliation of Loss and Loss Adjustment Expense Reserves. The following table shows in accordance with GAAP the reconciliation of the estimated liability for losses and LAE for the Company's property and casualty insurance subsidiaries (excluding discontinued operations) and the effect on income for each of the three years indicated.

                 RECONCILIATION OF RESERVES FOR LOSSES AND LAE

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            1996           1995          1994
                                                         ----------     ----------     ---------
                                                                 (THOUSANDS OF DOLLARS)
Reserves for losses and LAE, net of reinsurance
  recoverable, at beginning of year....................  $1,185,706     $  610,510     $ 644,190
Incurred losses and LAE:
  Provision for insured events of the current year, net
     of reinsurance....................................     334,657        459,951       290,833
  Increase (decrease) in provision for insured events
     of prior years, net of reinsurance................         750          1,382       (17,234)(1)
                                                         ----------     ----------      --------
          Total incurred losses and LAE................     335,407        461,333       273,599
Payments:
  Losses and LAE, net of reinsurance, attributable to
     insured events of:
     Current year......................................    (108,247)      (132,358)      (70,505)
     Prior years.......................................    (401,980)      (358,423)     (236,774)
                                                         ----------     ----------      --------
          Total payments...............................    (510,227)      (490,781)     (307,279)
                                                         ----------     ----------      --------
          Subtotal.....................................   1,010,886        581,062       610,510
Liability for losses and LAE for Casualty Insurance
  Company acquired during the year.....................          --        604,644            --
                                                         ----------     ----------      --------
Reserves for losses and LAE, net of reinsurance
  recoverable, at end of year..........................   1,010,886      1,185,706       610,510
Reinsurance recoverable for losses and LAE, at end of
  year.................................................     245,459        269,986       136,151
                                                         ----------     ----------      --------
Reserves for losses and LAE, gross of reinsurance
  recoverable, at end of year..........................  $1,256,345     $1,455,692     $ 746,661
                                                         ==========     ==========      ========

---------------

(1) See "Analysis of Loss and Loss Adjustment Expense Development" below for discussion of the decrease in reserve estimates during 1994.

     Analysis of Loss and Loss Adjustment Expense Development. The following table shows the cumulative amount paid against the previously recorded liability at the end of each succeeding year and the cumulative development of the estimated liability for the ten years ending December 31, 1996. Conditions and trends that have affected the development of these reserves and payments in the past will not necessarily recur in the future. Accordingly, it would not be appropriate to use this cumulative history to project future performance.

     The re-estimated liability portion of the following table shows the year by year development of the previously estimated liability at the end of each succeeding year. The re-estimated liabilities are increased or decreased as more information becomes known about the frequency and severity of claims for individual years. The increases or decreases are reflected in the current year's operating earnings. Each column shows the reserve held at the indicated calendar year-end and cumulative data on re-estimated liabilities for the year and all prior years making up those calendar year end liabilities. The effect on income of the charge (credit) during the current period (i.e., the difference between the estimated liability at December 31 and the liability estimated one year later) is shown in the previous table above for each of the three most recent years as "Increase (decrease) in provision for insured events of prior years."

     CHANGES IN HISTORICAL RESERVES FOR LOSS AND LAE FOR THE LAST TEN YEARS
                       GAAP BASIS AS OF DECEMBER 31, 1996

                                                            YEAR ENDED DECEMBER 31,
               ------------------------------------------------------------------------------------------------------------------
                 1986      1987      1988      1989      1990      1991      1992      1993       1994        1995        1996
               --------  --------  --------  --------  --------  --------  --------  --------  ----------  ----------  ----------
                                                       (THOUSANDS OF DOLLARS)
Reserves for
  Loss and
  LAE, net of
  reinsurance
recoverable... $384,923  $390,799  $406,823  $647,559  $652,284  $627,103  $633,394  $644,190  $  610,510  $1,185,706  $1,010,886
Net reserve
  re-estimated
  as of:
  One year
    later.....  413,549   402,902   396,091   636,039   624,953   668,107   629,268   626,956     611,892   1,186,456          --
  Two years
    later.....  410,654   389,973   377,080   607,253   647,959   660,729   615,747   633,333     632,397
  Three years
    later.....  403,767   374,330   356,961   607,492   638,879   651,482   621,348   641,166
  Four years
    later.....  394,868   361,209   350,736   599,052   627,194   654,403   626,174
  Five years
    later.....  384,891   358,645   375,550   593,527   631,165   659,050
  Six years
    later.....  385,732   369,320   373,514   596,808   634,628
  Seven years
    later.....  391,036   371,863   375,364   600,646
  Eight years
    later.....  394,790   372,920   380,467
  Nine years
    later.....  396,359   378,011
  Ten years
    later.....  401,472
Net cumulative
  redundancy
  (deficiency)...  (16,549)   12,788   26,356   46,913   17,656   (31,947)    7,220     3,024     (21,887)       (750)         --
Cumulative
  amount of
  reserve
  paid, net of
  reserve
  recoveries,
  through:
  One year
    later.....  136,523   128,565   125,563   226,101   245,777   257,951   240,552   236,774     241,667(1)    401,980         --
  Two years
    later.....  228,926   213,323   211,529   374,876   403,105   419,638   402,048   392,237     397,640
  Three years
    later.....  286,155   266,605   263,229   461,366   495,707   521,729   499,924   484,474
  Four years
    later.....  320,729   298,956   291,817   514,890   550,404   583,013   558,935
  Five years
    later.....  342,673   316,483   320,511   547,535   585,094   623,022
  Six years
    later.....  354,069   333,461   339,998   567,871   608,802
  Seven years
    later.....  365,410   346,547   351,805   583,580
  Eight years
    later.....  375,384   353,517   362,802
  Nine years
    later.....  380,437   361,092
  Ten years
    later.....  386,883

Net reserve -- December
  31                                                                                           $1,185,706  $1,010,886
Reinsurance recoverable                                                                           269,986     245,459
                                                                                                 --------  ----------
Gross
  reserve -- December
  31                                                                                           $1,455,692  $1,256,345
                                                                                                 ========  ==========
Net re-estimated
  reserve                                                                                      $1,186,456
Re-estimated
  reinsurance
  recoverable                                                                                     276,564
                                                                                                 --------
Gross re-estimated
  reserve                                                                                      $1,463,020
                                                                                                 ========
Gross cumulative redundancy
  (deficiency)                                                                                 $   (7,328)
                                                                                                 ========

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

     In 1996 and 1995, there was relatively insignificant aggregate development on prior accident years. In 1994, the Company decreased its losses and LAE reserves for 1993 and prior accident years by $17.2 million. This reserve decrease was partially offset by an increase in the liability for dividends to policyholders. Further, this reduction in loss reserves represents the recognition of a continued decrease in the frequency and severity of reported claims on 1993 and prior accident years. The Company is not able to determine with certainty the specific cause or causes of increases and decreases in claims experience that led to these changes in reserves but has reached its own conclusion based on a review of its internal data base and a subjective evaluation of external factors. The following discussion is a summary of the principal considerations that the Company evaluated in determining workers' compensation insurance reserve adjustments during 1994.

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

                                                     DECEMBER 31, 1996         DECEMBER 31, 1995
                                                  -----------------------   -----------------------
                                                  AMORTIZED                 AMORTIZED
                                                     COST      FAIR VALUE      COST      FAIR VALUE
                                                  ----------   ----------   ----------   ----------
                                                               (THOUSANDS OF DOLLARS)
Available for sale:
  United States Treasury securities and
     obligations of other US government agencies
     and corporations...........................  $   70,039   $   76,314   $  136,626   $  149,250
  Redeemable preferred stock....................          --           --       15,887       15,764
  Mortgage-backed securities....................     324,011      308,228      340,682      337,133
  Corporate securities
     Banks......................................      35,000       35,155      123,144      125,836
     Financial..................................     115,382      118,443      117,013      120,242
     Transportation.............................      27,163       27,559       16,888       17,241
     Utilities..................................      10,939       11,173       13,427       13,820
     Industrial.................................     421,714      428,275      491,767      517,264
                                                  -----------  -----------  -----------
          Total.................................   1,004,248    1,005,147    1,255,434    1,296,550
  Non-redeemable preferred stock................     351,812      354,958      285,337      277,451
                                                  -----------  -----------  -----------
          Total.................................  $1,356,060   $1,360,105   $1,540,771   $1,574,001
                                                  ===========  ===========  ===========
Short-term investments..........................  $  118,582   $  118,582   $  362,163   $  362,163
Cash............................................      55,378       55,378       39,559       39,559

     As of December 31, 1996, substantially all of the fixed maturity investments in the portfolio were rated investment grade. Using Standard and Poor's, Moody's and Fitch's rating services, 65% were rated A or higher, 34% were rated BBB and 1% were rated BB. As of December 31, 1996, these investment securities had an approximate fair value of $1.0 billion, which was higher than amortized cost by approximately $1 million. The Company does not currently plan or intend to invest in securities rated below investment grade.

     The following table reflects the average cash and investment assets of the Company and its subsidiaries for the periods indicated.

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1996           1995           1994
                                                         ----------     ----------     ----------
                                                         (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Average cash and investment assets
  Cash...............................................    $   40,467     $   24,657     $   29,693
  Investment assets..................................     1,752,181      1,591,972      1,060,001
                                                         -----------    -----------    -----------
          Total......................................    $1,792,648     $1,616,629     $1,089,694
                                                         ===========    ===========    ===========
Investment yield earned on (excluding realized gains
  and losses):
  Cash and investment assets.........................          7.06%          7.38%          6.99%
  Investment assets only.............................          7.22%          7.49%          7.19%
Investment yield earned on (including realized gains
  and losses):
  Cash and investment assets.........................          6.97%          7.38%          6.97%
  Investment assets only.............................          7.13%          7.49%          7.16%

     Due to changing accounting and industry practice and management's evaluation of the investment portfolio, the Company has designated its entire portfolio as investments that would be available for sale in response to changing market conditions, liquidity requirements, interest rate movements and other investment factors. At December 31, 1996 and 1995, the Company held securities having an amortized cost of

$1.356 billion and $1.541 billion, respectively, as available for sale. (See Notes A and C of Notes to Consolidated Financial Statements.)

     The following table sets forth maturities in the fixed maturity and short-term investment portfolios at December 31, 1996:

                                                               AMORTIZED
                                                                  COST        PERCENTAGE
                                                               ----------     ----------
                                                                (THOUSANDS OF DOLLARS,
                                                                   EXCEPT PERCENTS)
        One year or less.....................................  $  118,582          10%
        Over 1 year through 5 years..........................      77,192           7
        Over 5 years through 10 years........................     346,217          31
        Over 10 years........................................     256,828          23
        Mortgage-backed securities...........................     324,011          29
                                                               ----------        ----
          Totals.............................................  $1,122,830         100%
                                                               ==========        ====

     Using Standard and Poor's, Moody's and Fitch's rating services, the following table sets forth the quality mix of the Company's fixed maturity investment portfolio at December 31, 1996:

                                                                    PERCENTAGE
                                                                    ----------
                AAA (Including US government obligations).........       29%
                AA................................................        5
                A.................................................       31
                BBB...............................................       34
                BB................................................        1
                                                                       ----
                                                                        100%
                                                                       ====

FINANCIAL SERVICES OPERATIONS

  Real Estate Lending

     The real estate lending operations of FGCC, which began in 1990 through the acquisition of a California thrift and loan ("the thrift"), now serves more than 28,000 customers through 11 branch offices, and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). (See "Regulation -- Thrift and Loan Regulation.") The thrift's operations are primarily engaged in commercial and residential real estate lending. Income before taxes from the real estate lending operation has increased significantly from $2.5 million in 1991 to $17.3 million in 1996. Assets of the real estate lending operation have grown from $278 million at the end of 1991 to $1.24 billion at the end of 1996, due to increased loan originations and to the purchase of loan portfolios from other financial institutions. The thrift funds its lending activities through its deposits and capital. Deposits consist of full-paid investment certificates (which are similar to certificates of deposit) and installment investment certificates (which are similar to passbook accounts and money market accounts). Deposits totaled $1.114 billion at December 31, 1996.

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

     Loan Origination. The thrift originates loans through independent loan brokers and through its own loan agents. In 1996, the thrift purchased an aggregate of $14 million in California commercial and residential real estate loans from third parties, primarily financial institutions. In 1995, no portfolios of commercial real estate loans were purchased, primarily due to increased competition which resulted in inadequate yields or unacceptable risk profiles for the portfolios considered. In 1994, the thrift purchased an aggregate of

$366 million in primarily California commercial real estate loan portfolios from financial institutions. Acquisition costs of purchased loan portfolios are significantly lower than if loans were originated by the Company. The Company originates and purchases loans primarily for its own portfolio rather than for resale to third parties. The Company performs an internal evaluation of the underlying collateral at the time each loan is purchased and applies strict underwriting guidelines that include conservative loan-to-value ratios.

     The thrift's commercial real estate loan originations are primarily secured by first trust deeds on income-producing properties in California. The real estate securing these loans include a wide variety of property types, such as small office buildings, small shopping centers, owner-user office/warehouses and retail properties. The thrift does not originate commercial real estate construction and development loans. The majority of the commercial real estate loans originated are adjustable rate loans and generally range between $1 million to $5 million. As of December 31, 1996, the average loan size was $1,650,000 and the approximate average loan-to-value ratio was 72%, using the most current available appraised values and current balances outstanding. The total amount of commercial real estate loans outstanding at December 31, 1996 was $855 million or 76% of the loan portfolio. Loans secured by commercial real estate are generally considered to entail a higher level of risk than loans secured by residential real estate. Although the properties securing the Company's commercial real estate loans generally have good operating histories, there is no assurance that such properties will continue to generate sufficient funds to allow their owners to make full and timely mortgage loan payments. At December 31, 1996, the thrift had 35 non-accrual commercial real estate loans totaling approximately $11.0 million and commercial real estate owned of approximately $6.2 million.

     The thrift also originates loans secured by single-family residences. At December 31, 1996, single family residential real estate secured loans represented $267 million, or 24%, of the thrift's loan portfolio. Substantially all of these loans are secured by first trust deeds. These loans have principal amounts primarily below $300,000, have maturities of nine to thirty years and are approved in accordance with lending policies approved by the thrift's Board of Directors which includes standards covering, among other things, collateral value, loan to value and customer debt ratio. At December 31, 1996, the average single-family loan amount was $118,000, and the approximate average loan-to-value ratio was 75%, using appraised values at the time of loan origination and current balances outstanding.

     The portfolio of the thrift's loans receivable as of the dates indicated are summarized in the following table by type of primary collateral.

                                                          YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                       1996          1995         1994
                                                    ----------     --------     --------
                                                           (THOUSANDS OF DOLLARS)
        Commercial real estate loans............... $  855,150     $730,599     $687,198
        Residential real estate loans..............    267,428      165,888      103,532
        Other thrift loans.........................        305        2,330       36,295
                                                    ----------     --------     --------
        Loans receivable before deferred fees and
          costs....................................  1,122,883      898,817      827,025
        Purchase discount and deferred fees and
          costs....................................     (8,933)      (9,865)     (19,498)
                                                    ----------     --------     --------
          Total loans receivable, purchase discount
             and deferred fees and costs...........  1,113,950      888,952      807,527
        Less allowance for possible loan losses....    (24,759)     (17,498)     (14,391)
                                                    ----------     --------     --------
          Loans receivable, net.................... $1,089,191     $871,454     $793,136
                                                    ==========     ========     ========

     Funding Sources. The thrift obtains funds from depositors by offering full-paid investment certificates and installment investment certificates insured by the FDIC to the legal maximum through its 11 branches in California. The thrift has typically offered higher interest rates to its depositors than do most full service financial institutions. At the same time, it has minimized the cost of maintaining these accounts by not offering transaction accounts or services such as checking, safe deposit boxes, money orders, ATM access and other traditional retail services. The thrift generally effects deposit withdrawals by issuing checks rather than disbursing cash, which minimizes operating costs associated with handling and storing cash. Additional financing became available from the Federal Home Loan Bank of San Francisco effective January 1995. This financing is available at varying rates and terms. As of December 31, 1996, $231 million was available under the facility and no borrowings were outstanding.

     The table below summarizes the thrift's investment certificates as of December 31, 1996 which are stated in amounts of $100,000 or more, by maturity and by type.

                                             INVESTMENT CERTIFICATES $100,000 OR MORE, MATURING
                                           ------------------------------------------------------
                                           3 MONTHS   OVER 3 THROUGH   OVER 6 THROUGH     OVER
                                           OR LESS       6 MONTHS        12 MONTHS      12 MONTHS    TOTAL
                                           --------   --------------   --------------   ---------   -------
                                                                (THOUSANDS OF DOLLARS)
Retail...................................   $5,603       $ 10,095         $ 22,664       $ 4,963    $43,325
IRA's....................................      323            201            2,289           628      3,441
Wholesale................................      200            600            3,409         1,150      5,359
Brokered.................................    2,000          1,201               --        42,724     45,925
                                            ------        -------          -------       -------    -------
          Total..........................   $8,126       $ 12,097         $ 28,362       $49,465    $98,050
                                            ======        =======          =======       =======    =======

  Commercial Finance

     The Company's commercial finance subsidiary provides working capital loans, primarily secured by accounts receivable and inventory, to small and middle market companies on a nationwide basis. Additionally, insurance premium financing is provided and is collateralized by security interests in return premiums. The total commercial finance loan portfolio has grown from $189 million at December 31, 1991 to $612 million at December 31, 1996. This growth has been achieved through development of the customer base through loan originations and through participation in syndicated loan transactions. In 1996, income before taxes from commercial and premium financing was $20.0 million. The lending market has become increasingly competitive for small to middle market commercial borrowers. As a result, the Company has experienced decreasing yields on its commercial finance loans. In addition, adverse economic developments can negatively affect the Company's business and results of operations in a number of ways. Such developments can reduce the demand for loans, impair the ability of borrowers to pay loans and impair the value of the underlying collateral. Commercial finance loans made by the Company are primarily on a revolving short-term basis (generally two or three years) and secured by assets which primarily include accounts receivable, inventory, machinery and equipment and, to a lesser extent, real estate and other types of collateral. In addition, the Company also makes term loans secured primarily by equipment and real estate. The term loans originated in conjunction with revolving loans are cross-collateralized (i.e., the same collateral is used to support both the term loans and all the related revolving loans) and coterminous with the related revolving loan made to the same borrower. The term to maturity for the term loans is generally five to seven years; however, certain term loans are "balloon loans" that amortize over a longer period and, therefore, do not amortize fully before their respective maturities. Commercial finance loans also include secured loans originated and serviced by other asset-based lenders and participated in by the Company. As of December 31, 1996, the average outstanding commercial finance loan balance was $2.5 million. Loans outstanding to a single borrower generally range in size from $250,000 to $15 million.

     The major avenue of growth for the commercial finance operations remains the establishment of new lending relationships. The Company has a national presence with regional offices in Santa Monica, Chicago, New York and Atlanta, as well as eight other marketing offices across the country. To provide a stable source of funds to facilitate the continued expansion of its asset-based lending business, the Company, in 1993, established the Fremont Small Business Loan Master Trust ("Fremont Trust") for the purpose of securitizing the greater part of its commercial finance loan portfolio. The Fremont Trust is a master trust that can issue multiple series of asset-backed certificates which represent undivided interests in the Fremont Trust's assets (primarily commercial finance loans) and the Company will continue to service the loans thereunder. As of December 31, 1996, an aggregate $235 million of senior series and a $30 million subordinated series of asset-backed certificates were outstanding. The interest rate on the certificates, set monthly, ranged from LIBOR plus 0.34% to LIBOR plus 0.95% at December 31, 1996. The securities issued in this program have a scheduled maturity of three to five years, but could mature earlier depending on fluctuations in the outstanding balances of loans in the portfolio and other factors. As of December 31, 1996, up to $365 million in additional publicly offered asset-backed certificates may be issued pursuant to a shelf registration statement to fund future growth in the commercial finance loan portfolio. In February 1996, $135 million of the senior series certificates ("Series C") were issued. The proceeds were used, in conjunction with existing cash, to retire $200 million in Series A certificates, which were outstanding as of December 31, 1995. The $30 million subordinated certificates were issued by the Company in April 1995 via a private placement. In December 1995, a commercial paper facility was established as part of the asset securitization program. This facility provides for the issuance of up to $150 million in commercial paper, dependent upon the level of assets within the asset securitization program. This facility, which expires in December 1998, had approximately $15 million outstanding under it as of December 31, 1996. The commercial finance operation also has an unsecured revolving line of credit with a syndicated bank group that presently permits borrowings of up to $400 million, which includes a revolving credit facility of $300 million expiring August 1998 and a term loan of $100 million maturing 2001. The balance outstanding at December 31, 1996 of the revolving credit facility and the term loan was $123 million and $100 million, respectively, with a weighted average interest rate of 6.11%. This credit line is primarily used to finance assets which are not included in the Company's asset securitization program.

     The Company's commercial finance customer base consists primarily of small to middle market manufacturers and distributors which generally require financing for working capital and debt restructuring. At December 31, 1996, the Company had approximately 223 commercial finance loans outstanding in 36 states. Approximately 35% of total commercial finance loans outstanding were made to companies based in California, and no other state accounted for more than 10% of total commercial finance loans outstanding.

     Commercial finance loans are asset-based revolving loans which permit a company to borrow from the lender at any time during the term of the loan agreement, up to the lesser of a maximum amount set forth in the loan agreement or a percentage of the value of the collateral which primarily secures such loans. Under an asset-based lending agreement, the borrower retains the credit and collection risk with respect to the collateral in which the lender takes a security interest. Cash collections are received as often as daily by or on behalf of the borrower after the loan is initially made. These collections are paid to the lender to reduce the loan balance.

     While consideration is given to the net worth and profitability of a client, asset-based loans are generally extended to borrowers who do not have bank sources of credit readily available and are based on the estimated liquidation value of the collateral pledged to secure the loan. The largest percentage of realized losses has resulted from fraud or collateral misrepresentations by the borrower. The Company seeks to protect itself against this risk through a comprehensive system of collateral monitoring and control. The Company's auditors perform auditing procedures of a borrower's books and records and physically inspects the collateral prior to approval and funding, as well as approximately every 90 days during the term of the loan. General economic conditions beyond the Company's control can and do impact the ability of borrowers to repay loans and also the value of the assets collateralizing such loans.

     Over the past four years, the majority of the Company's loans that have been liquidated have been fully repaid, as the Company attempts to work closely with the borrower through the liquidation to ensure repayment of the loan. The Company seeks to maintain conservative collateral valuations and perfection of security interests.

     The Company primarily competes with commercial finance companies and banks, most of whom are larger and have greater financial resources than the Company's commercial finance operation. The principal competitive factors are the rates and terms upon which financing is provided and customer service. The lending market has become increasingly competitive for small to middle market commercial borrowers. As a result, the Company has experienced decreasing yields on its commercial finance loans.

     The commercial finance operation also finances property and casualty insurance premiums. This premium finance loan portfolio is collateralized by the unearned premiums of the underlying insurance policies. Revenue and operating income from this subsidiary were not significant in 1996, 1995 or 1994.

  Life Insurance

     Prior to January 1, 1996, the Company offered life insurance products, including annuities, credit life and disability insurance and term life insurance for consumers, through a subsidiary. On December 31, 1995 and on January 1, 1996, the Company entered into reinsurance and assumption agreements with a reinsurer whereby assets and liabilities related to certain life insurance and annuity policies were ceded to the reinsurer. These reinsurance agreements are part of several other agreements which have collectively resulted in the sale of substantially all of the Company's life insurance operations. The Company continues to remain primarily obligated for approximately $193 million of account value of annuities which, at December 31, 1996, have been fully coinsured with Employers Reassurance Corporation. The effect on operations from these agreements was not material, and revenue and operating income from this subsidiary were not significant in 1996, 1995 or 1994.

DISCONTINUED OPERATIONS

     The Company's discontinued operations consist primarily of assumed treaty and facultative reinsurance business that was discontinued between 1986 and 1991. In 1990, the Company established a management group to actively manage the liquidation of this business. The liabilities associated with this business are long term in duration and, therefore, the Company continues to be subject to claims being reported. Claims under these reinsurance treaties include professional liability, product liability and general liability which include environmental claims.

     The discontinued operations' assets at December 31, 1996 consisted of $200 million in cash and investment grade fixed income securities, reinsurance recoverables of $58 million and other assets totaling $7 million. The Company estimates that the dedicated assets supporting these operations and all future cash inflows will be adequate to fund future obligations. However, should those assets ultimately prove to be insufficient, the Company believes that its property and casualty subsidiaries would be able to provide whatever additional funds might be needed to complete the liquidation without having a material adverse effect on the Company's consolidated financial position or results of operations. (See Note N of Notes to Consolidated Financial Statements.) The discontinued operations have investment portfolios which resemble the portfolios in the ongoing operations with regard to asset allocation, performance and maturities.

REGULATION

  Insurance Regulation

     The Company's workers' compensation insurance operations are concentrated in California and Illinois, with additional writings in 11 other states. Insurance companies are subject to supervision and regulation by the state insurance authority in each state in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders rather than investors or shareholders of an insurer. The extent of such regulation varies, but generally derives from state statutes that delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency which must be met and maintained by insurers, the licensing to do business of insurers and agents, the nature of and limitations on investments by insurers, premium rates for certain property and casualty insurance, and life and disability insurance, the provisions which insurers must make for current losses and future liabilities and the approval of policy forms. Additionally, most states require issuers to participate in assigned risk plans which provide insurance coverage to individuals or entities who are unable to obtain coverage from existing insurers in those states. The net profit or loss incurred in the administration of these plans is allocated back to participant insurers based on the insurers' relative market share (i.e., insurance premiums) in each state. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies. The Company's multistate insurance operations require, and will continue to require, significant resources of the Company in order to continue to comply with the regulations of each state in which it transacts business.

     Workers' Compensation Regulation. Illinois began operating under an open rating system in 1982 and California began operating under such a system effective January 1, 1995. In an open rating system, workers' compensation companies are provided with advisory premium rates by job classification and each insurance company determines its own rates based in part upon its particular operating and loss costs. Although insurance companies are not required to adopt such advisory premium rates, companies in Illinois generally follow such rates. However, insurance companies in California have, since the adoption of an open rating system, generally set their premium rates below such advisory premium rates. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier.

     In July 1993, California enacted legislation to reform the workers' compensation insurance system and to, among other things, adopt an open rating system through the repeal of the minimum rate law effective January 1, 1995. The repeal of the minimum rate law on January 1, 1995 resulted in lower premiums and lower profitability in the Company's California workers' compensation insurance business due to increased price competition. The Company believes that its acquisition of Casualty, with policies written primarily outside of California, lessened the impact of the repeal of the minimum rate law by providing geographic diversity, which mitigates the impact of economic and regulatory changes within a regional marketplace.

     Prior to January 1, 1995, the Company's policies were predominately written as participating, thereby obligating the Company to consider the payment of dividends to policyholders. The ability of the Company's subsidiaries to pay policyholder dividends on workers' compensation insurance policies was subject to California regulations which stated in part that dividends under a workers' compensation policy could only be paid from surplus accumulated on workers' compensation policies issued in California. Beginning in 1995, the payment of policyholder dividends in respect of workers' compensation insurance policies written in California is not limited. However, in 1995 the Company's workers' compensation insurance policies, both in California and Illinois, were predominately written as non-participating, which does not include provisions for dividend consideration. This shift in policy type is due primarily to the increased competition in the California market which resulted from the repeal of the minimum rate law, effective January 1, 1995. The Company anticipates that this shift to non-participating policies will continue and be a characteristic element of the competitive environment. In addition, the Company's subsidiaries are required, with respect to their workers' compensation line of business, to maintain on deposit investments meeting specified standards that have an aggregate market value equal to the Company's loss reserves.

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

     The Holding Company Act also limits the ability of the Company's insurance subsidiaries to pay dividends to the Company. The act permits a property and casualty insurance company to pay dividends in any year which, together with other dividends or other distributions made within the preceding twelve months, do not exceed the greater of 10% of its statutory surplus or 100% of its net income as of the end of the preceding year, subject to a limit equal to prior year end unassigned funds less unrealized capital gains contained within unassigned funds. Larger dividends are payable only upon prior regulatory approval. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs. Based upon restrictions presently in effect, the maximum amount available for payment of dividends by the Company's property and casualty subsidiaries during 1997 without prior regulatory approval is approximately $62.6 million. In addition, insurance regulations require that the Department of Insurance be given 15 days advance notice of any dividend payment.

     Other Regulations. The NAIC adopted a formula to calculate risk based capital ("RBC") of property and casualty insurance companies for inclusion in annual statements. The purpose of the RBC model is to help state regulatory authorities monitor the capital adequacy of property and casualty insurance companies by measuring several major areas of risk facing property and casualty insurers including underwriting, credit and investment risks. Companies having less statutory surplus than the RBC model calculates will be required to adequately address these risk factors and will be subject to varying degrees of regulatory intervention, depending on the level of capital inadequacy. As of December 31, 1996 the Company's insurance subsidiaries engaged in continuing operations exceed all RBC levels requiring any regulatory intervention.

  Thrift and Loan Regulation

     The Company's thrift is subject to supervision and regulation by the Department of Corporations of the State of California (the "DOC") and, as an insured institution, by the FDIC. None of the Company's subsidiaries which comprise the real estate lending operation are regulated or supervised by the Office of Thrift Supervision, which regulates savings and loan institutions. Fremont General is generally not directly regulated or supervised by the DOC, the FDIC, the Federal Reserve Board or any other bank regulatory authority, except with respect to guidelines concerning its relationship with the real estate lending subsidiaries. Such guidelines include (i) general regulatory and enforcement authority of the DOC and the FDIC over transactions and dealings between Fremont General and the thrift, (ii) specific limitations regarding ownership of the capital stock of the parent company of any thrift and loan company, and (iii) specific limitations regarding the payment of dividends from the thrift as discussed below. The thrift is examined on a regular basis by both agencies.

     Federal and state regulations prescribe certain minimum capital requirements and, while the thrift is currently in compliance with such requirements, the Company could in the future be required to make additional investments in the thrift in order to maintain compliance with such requirements. Federal and state regulatory authorities have the power to prohibit or limit the payment of dividends by the thrift. The Company does not believe that the restrictions on the thrift's ability to pay dividends imposed by federal or state law will adversely affect the ability of Fremont General to meet its obligations. Future changes in government regulation and policy could adversely affect the thrift and loan industry, including the Company's thrift.

     The FDIC and DOC conducted an examination of the thrift as of March 31, 1996. The examinations resulted in the FDIC terminating in August 1996 a Memorandum of Understanding ("the MOU") which the FDIC had required the thrift to enter into in January 1995. The MOU had required the thrift to operate under certain conditions imposed by the FDIC. The thrift was in substantial compliance with all such conditions which were confirmed by the FDIC in their March 31, 1996 examination and which led to the termination of the MOU.

     California Law. The thrift and loan business conducted by the Company's thrift is governed by the California Industrial Loan Law and the rules and regulations of the Commissioner which, among other things, regulate the collateral requirements and maximum maturities of the various types of loans that are permitted to be made by California-chartered industrial loan companies, i.e., thrift and loan companies or investment and loans.

     Subject to restrictions imposed by applicable California law, the thrift is permitted to make secured and unsecured consumer and non-consumer loans. The maximum term for repayment of loans made by thrift and loan companies range up to forty years and thirty days depending upon collateral and priority of secured position, except that loans with repayment terms in excess of thirty years and thirty days may not in the aggregate exceed 5% of total outstanding loans and obligations of the thrift. Consumer loans secured by real property with terms in excess of three years must be repayable in substantially equal periodic payments unless such loans are covered under the Garn-St. Germain Depository Institutions Act of 1982 (primarily single-family residential loans). Non-consumer loans may be repayable in unequal periodic payments during their respective terms. California law limits lending activities outside of California by thrift and loan companies to no more than 30% of total assets.

     California law contains extensive requirements for the diversification of the loan portfolios of thrift and loan companies. A thrift and loan with outstanding investment certificates may not, among other things, place more than 5% of its loans or other obligations in loans or obligations which are secured only partially, but not primarily, by real property; may not make any one loan secured primarily by improved real property which exceeds 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; may not lend an amount in excess of 5% of its paid-up and unimpaired capital stock and surplus not available for dividends upon the security of the stock of any one corporation; may not make loans to, or hold the obligations of, any one person as primary obligor in an aggregate principal amount exceeding 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; and may have no more than 70% of its total assets in loans which have remaining terms to maturity in excess of seven years and are secured solely or primarily by real property. At December 31, 1996, the thrift was in compliance with all of these requirements.

     A thrift and loan generally may not make any loans to, or hold an obligation of, any of its directors or officers or any director or officer of its holding company or affiliates, except in specified cases and subject to regulation by the DOC. Further, a thrift and loan may not make any loan to, or hold an obligation of, any of its shareholders or any shareholder of its holding company or affiliates, except that this prohibition does not apply to persons who own less than 10% of the stock of a holding company or affiliate which is listed on a national securities exchange, such as Fremont General. Any person who wishes to acquire (i) 10% or more of the voting securities of a California thrift and loan company, or (ii) 10% or more of the voting securities of a holding company of a California thrift and loan company, such as the Company, must obtain the prior approval of the DOC. The LYONs are not voting securities of the Company, but the shares of Common Stock into which such LYONs are convertible constitute voting securities of the Company. The Company's thrift must also obtain prior written approval from the DOC before it may open or relocate any branch or loan production office or close a branch office.

     The Industrial Loan Law prohibits an industrial loan company from having deposits at any time in an aggregate sum in excess of 20 times the aggregate amount of its paid-up unimpaired capital and such of its unimpaired surplus as is declared by its by-laws not to be available for cash dividends. The Company's thrift currently has an authorized ratio of deposits to such capital of 17 to 1.

     Federal Law. The thrift's deposits are insured by the FDIC to the full extent permitted by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises the operations of institutions to which it provides deposit insurance. The Company's thrift is subject to the rules and regulations of the FDIC to the same extent as other financial institutions which are insured by that entity. The approval of the FDIC is required prior to any merger, consolidation or change in control or the establishment or relocation of any branch office of the thrift. This supervision and regulation is intended primarily for the protection of the insured deposit funds. Prior written notice to the FDIC is required to close a branch office.

     The thrift is subject to federal risk-based capital adequacy guidelines which provide a measure of capital adequacy and are intended to reflect the degree of risk associated with both on- and off-balance sheet items, including residential real estate loans sold with recourse, legally binding loan commitments and standby letters of credit. A financial institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. Financial institutions are generally expected to meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% of qualifying total capital must be in the form of core capital ("Tier 1") -- common stock, noncumulative perpetual preferred stock, minority interests in equity capital accounts of consolidated subsidiaries and allowed mortgage servicing rights, less all intangible assets other than allowed mortgage servicing rights and eligible purchased credit card relationships. Supplementary capital ("Tier 2") consists of the allowance for loan and lease losses up to 1.25% of risk-weighted assets, cumulative perpetual preferred stock, long-term preferred stock (original maturity of at least 20 years), perpetual preferred stock, hybrid capital instruments, term subordinated debt and intermediate term preferred stock (original average maturity of five years or more). The maximum amount of Tier 2 capital which may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital (after any deductions for disallowed intangibles). The aggregate amount of term subordinated debt and intermediate term preferred stock that may be treated as Tier 2 capital is limited to 50% of Tier 1 capital. Certain other limitations and restrictions also apply. At December 31, 1995, the Tier 2 capital of the thrift consisted of approximately $11.9 million of allowance for possible loan losses. As of December 31, 1996, the thrift's allowance for possible loan losses for Tier 2 capital increased to $13.8 million. (See "Financial Services -- Real Estate Lending.") The following table presents the thrift's risk-based capital position at the dates indicated:

                                                DECEMBER 31, 1996               DECEMBER 31, 1995
                                           ----------------------------     --------------------------
                                                           PERCENT OF                     PERCENT OF
                                                          RISK-WEIGHTED                  RISK-WEIGHTED
                                             AMOUNT          ASSETS          AMOUNT         ASSETS
                                           ----------     -------------     --------     -------------
                                                     (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Tier 1 capital...........................  $  104,521          9.52%        $ 89,374          9.46%
Minimum requirement......................      43,898          4.00           37,782          4.00
                                           ----------        ------         --------        ------
  Excess.................................  $   60,623          5.52%        $ 51,592          5.46%
                                           ==========        ======         ========        ======
Total capital............................  $  118,320         10.78%        $101,248         10.72%
Minimum requirement......................      87,796          8.00           75,564          8.00
                                           ----------        ------         --------        ------
  Excess.................................  $   30,524          2.78%        $ 25,684          2.72%
                                           ==========        ======         ========        ======
Risk-weighted assets.....................  $1,097,445                       $944,553
                                           ==========                       ========

     The FDIC has adopted a 3% minimum leverage ratio which is intended to supplement risk-based capital requirements and to ensure that all financial institutions continue to maintain a minimum level of core capital. A minimum leverage ratio of 3% is required for institutions which have been determined to be the highest of five categories used by regulators to rate financial institutions. All other institutions (including the Company's thrift) will likely be required to maintain leverage ratios of at least 100 to 200 basis points above the 3% minimum. It is improbable, however, that an institution with a 3% core capital-to-total assets ratio would be rated in the highest category since a strong capital position is so closely tied to the rating system. Therefore, the "minimum" leverage ratio is, for all practical purposes, significantly above 3%. The following table presents the thrift's leverage ratio (the ratio of Tier 1 capital to the quarterly average total assets) at the dates indicated:

                                                DECEMBER 31, 1996               DECEMBER 31, 1995
                                           ----------------------------     --------------------------
                                                           PERCENT OF                     PERCENT OF
                                                          RISK-WEIGHTED                  RISK-WEIGHTED
                                             AMOUNT          ASSETS          AMOUNT         ASSETS
                                           ----------     -------------     --------     -------------
                                                     (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Tier 1 capital...........................  $  104,521          8.55%        $ 89,374          9.02%
Minimum requirement......................      36,683          3.00           29,735          3.00
                                           ----------        ------         --------       ---- --
  Excess.................................  $   67,838          5.55%        $ 59,639          6.02%
                                           ==========        ======         ========        ======
Risk-weighted assets.....................  $1,222,751                       $991,163
                                           ==========                       ========

     The FDIC has designated the Company's thrift as a "well-capitalized" institution under the regulations promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991. A "well-capitalized" institution has a total risk-based capital ratio of at least 10%, has a Tier 1 risk-based capital ratio of at least 6.0%, has a leverage ratio of at least 5.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the FDIC under Section 8 or Section 38 of the Federal Deposit Insurance Act to meet and maintain a specific capital level for any capital measure. The total risk-based capital ratio is the ratio of qualifying total capital to risk-weighted assets and the Tier 1 risk-based capital ratio is the ratio of Tier 1 capital to risk-weighted assets.

     As a "well-capitalized" institution, the thrift's annual FDIC insurance premiums were 26 cents per $100 of eligible domestic deposits in 1995 for the period January 1, 1995 through June 31, 1995 and then significantly decreased to 7 cents for the period July 1, 1995 through December 31, 1995. In 1996, this annual insurance premium rate decreased to 3 cents for the period January 1, 1996 through December 31, 1996. This rate has been further decreased to 1.3 cents effective for the period January 1, 1997 through June 30, 1997. The insurance premium payable is subject to semi-annual adjustment. The FDIC, by the first day of the month preceding each semi-annual period, is required to notify each insured institution of its assessment risk-classification upon which the insurance premium assessment for the following period will be based. The FDIC has the authority to assess to all insured institutions collectively, additional premiums to cover losses and expenses associated with insuring deposits maintained at financial institutions and for other purposes it deems necessary.

     Limitations on Dividends. Under California law, a thrift is not permitted to declare dividends on its capital stock unless it has at least $750,000 of unimpaired capital plus additional capital of $50,000 for each branch office maintained. In addition, no distribution of dividends is permitted unless: (i) such distribution would not exceed a thrift's retained earnings; (ii) any payment would result in violation of the approved maximum capital to thrift investment certificate ratio; or (iii) in the alternative, after giving effect to the distribution, the sum of a thrift and loan's qualified assets would be not less than 125% of certain of its liabilities, or with certain exceptions, current assets would be not less than current liabilities. In addition, a thrift and loan is prohibited from paying dividends from that portion of capital which its board of directors has declared restricted for dividend payment purposes. In policy statements, the FDIC has advised insured institutions that the payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. Under the Financial Institutions Supervisory Act and the Financial Institutions Reform, Recovery and Enforcement Act of 1989, federal regulators also have authority to prohibit financial institutions from engaging in business practices which are considered to be unsafe or unsound. It is possible that, depending upon the financial condition of the Company's thrift and other factors, such regulators could assert that the payment of dividends in some circumstances might constitute unsafe or unsound practices and could prohibit payment of dividends even though technically permissible.

     The Company's thrift is also subject to federal consumer protection laws, including the Truth in Savings Act, the Truth in Lending Act, the Community Reinvestment Act and the Real Estate Settlement Procedures Act.

  Commercial Finance

     The Company's commercial finance subsidiary is licensed by the California Finance Lenders Law by the California Department of Corporations as a commercial finance lender and a personal property broker and holds certain other licenses.

  Intercompany Transactions

     The payment of stockholders' dividends and the advancement of loans to the Company by its subsidiaries are and may continue to be subject to certain statutory and regulatory restrictions.

EMPLOYEES

     At December 31, 1996, the Company had 1,815 employees, none of whom is represented by a collective bargaining agreement. The Company believes its relations with employees are good.

ITEM 2. PROPERTIES

     Substantially all facilities used by the Company are leased.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries and affiliates are parties to various legal proceedings, which in some instances include claims for punitive damages, all of which are considered routine and incidental to their business.

     The Company believes that ultimate resolution or settlement of such matters will not have a material adverse effect on its consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the trading symbol "FMT." The following table sets forth the high and low sales prices of the Company's Common Stock adjusted retroactively for a three for two stock split effective January 8, 1996 and a ten percent stock dividend distributed June 15, 1995 as reported as composite transactions on the NYSE and the cash dividends declared on the Company's Common Stock during each quarter presented.

                                                    HIGH       LOW        DIVIDENDS DECLARED
                                                    ----       ----       ------------------
        1996
        1st Quarter...............................    261/4      225/64         $ 0.15
        2nd Quarter...............................    251/4      215/8            0.15
        3rd Quarter...............................    295/8      211/2            0.15
        4th Quarter...............................    311/2      281/4            0.15
                                                                                 -----
                    Total.........................                              $ 0.60
                                                                                 =====
        1995
        1st Quarter...............................    145/32     113/4          $ 0.12
        2nd Quarter...............................    1713/32    117/16           0.13
        3rd Quarter...............................    195/32     16               0.13
        4th Quarter...............................    2427/32    1721/32          0.13
                                                                                 -----
                    Total.........................                              $ 0.51
                                                                                 =====

     On December 31, 1996, the closing sale price of the Company's Common Stock on the NYSE was $31.00 per share. There were 1,568 stockholders of record as of December 31, 1996.

     The Company has paid cash dividends in every quarter since its initial public offering in 1977. While the Company intends to continue to pay dividends, the decision to do so is made quarterly by the Board of Directors and is dependent on the earnings of the Company, management's assessment of future capital needs, and other factors. As a holding company, Fremont General's ability to pay dividends to its stockholders is partially dependent on dividends from its subsidiaries. The ability of several of these subsidiaries to distribute dividends is subject to regulation under California law. (See Note K to Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

                                                                YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------
                                            1996         1995(1)          1994           1993           1992
                                         ----------     ----------     ----------     ----------     ----------
                                               (THOUSANDS OF DOLLARS, EXCEPT PERCENTS AND PER SHARE DATA)
INCOME STATEMENT DATA:
  Property and casualty premiums
    earned.............................  $  486,860     $  606,917     $  433,584     $  455,765     $  411,956
  Net investment income................     123,531        119,523         76,821         77,198         70,820
  Loan interest income.................     163,765        162,992        113,382         87,244         73,310
  Realized investment gains (losses)...      (1,658)             1           (315)         2,165         16,208
  Other revenue........................      23,306         34,381         29,676         29,033         26,399
                                          ---------      ---------      ---------      ---------      ---------
  Total revenues.......................  $  795,804     $  923,814     $  653,148     $  651,405     $  598,693
                                          =========      =========      =========      =========      =========
  Property and casualty income.........  $  117,593     $   83,092     $   61,265     $   52,092     $   45,187
  Financial services income............      36,589         35,737         28,014         21,456         14,878
  Other interest and corporate
    expense............................     (25,873)       (18,502)        (7,708)        (9,200)       (11,484)
                                          ---------      ---------      ---------      ---------      ---------
  Income before taxes and cumulative
    effect of accounting change........     128,309        100,327         81,571         64,348         48,581
  Income tax expense...................     (41,021)       (32,305)       (25,759)       (21,638)       (13,381)
  Cumulative effect of accounting
    change for income taxes............          --             --             --             --         43,509
                                          ---------      ---------      ---------      ---------      ---------
  Net income...........................  $   87,288     $   68,022     $   55,812     $   42,710     $   78,709
                                          =========      =========      =========      =========      =========
GAAP RATIOS FOR PROPERTY AND CASUALTY
  SUBSIDIARIES
  Loss ratio...........................        68.9%          76.0%          63.1%          70.0%          80.4%
  Expense ratio........................        25.9%          24.5%          23.4%          21.3%          22.5%
  Policyholder dividends ratio.........         0.0%           0.0%          11.5%           9.9%           2.5%
                                          ---------      ---------      ---------      ---------      ---------
  Combined ratio.......................        94.8%         100.5%          98.0%         101.2%         105.4%
                                          =========      =========      =========      =========      =========
PER SHARE DATA:
  Cash dividends declared..............  $     0.60     $     0.51     $     0.45     $     0.44     $     0.39
  Stockholders' equity(3):
    Including FASB 115 for 1994 -
      1996.............................       19.90          19.62          13.82        N/A            N/A
    Excluding FASB 115 for 1994 -
      1996.............................       19.81          18.76          16.40          14.55          13.39
  Income before cumulative effect of
    accounting change:
    Primary............................        3.26           2.61           2.16           1.85           1.73
    Fully diluted......................        2.73           2.17           1.82           1.65           1.53
  Net income:
    Primary............................        3.26           2.61           2.16           1.85           3.84
    Fully diluted......................        2.73           2.17           1.82           1.65           3.29
WEIGHTED AVERAGE SHARES USED TO
  CALCULATE PER SHARE DATA:
  Primary..............................      26,762         26,079         25,823         23,039         20,498
  Fully diluted........................      33,630         33,343         33,034         28,243         24,734
BALANCE SHEET DATA:
  Total assets.........................  $4,307,512     $4,477,399     $3,134,390     $2,669,290     $2,070,533
  Fixed income and other investments...   1,484,310      1,937,890        888,918      1,055,289        782,542
  Loans receivable.....................   1,688,040      1,499,043      1,440,774        846,443        689,443
  Claims and policy liabilities........   1,579,325      1,971,719      1,012,704      1,007,054       812,,081
  Short-term debt......................      16,896         72,191        176,325         78,087        208,013
  Long-term debt.......................     636,456        693,276        468,390        451,581        100,572
  Trust Originated Preferred
    Securities(SM)(2)..................     100,000             --             --             --             --
  Stockholders' equity(3):
    Including FASB 115 for 1994 -
      1996.............................     559,117        498,090        351,013        N/A            N/A
    Excluding FASB 115 for 1994 -
      1996.............................     556,488        476,491        416,378        369,369        271,710

---------------
(1) The Company acquired Casualty Insurance Company on February 22, 1995.
(2) Company-obligated mandatorily redeemable preferred securities of subsidiary Trust holding solely Company junior subordinated debentures.
(3) Effective January 1994, FASB 115 changed the accounting treatment afforded the Company's investment portfolio wherein unrealized gains and losses on securities designated by the Company as available for sale are included net of deferred taxes, as a component of stockholders' equity.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth elsewhere in this Form 10-K.

GENERAL

     Fremont General Corporation is engaged domestically in select insurance and financial services businesses. Fremont General's insurance business includes one of the largest underwriters of workers' compensation insurance in the nation. The Company also provides medical malpractice insurance. Fremont General's financial services business includes commercial real estate lending, residential real estate lending, commercial finance and premium financing. The Company's total assets as of December 31, 1996 were $4.3 billion, with 1996 pre-tax earnings of $128 million. The primary operating strategy of the Company is to build upon its core business units through acquisition opportunities and new business development. The Company's secondary strategy is to achieve income balance and geographic diversity among its business units in order to limit the exposure of the Company to industry, market and regional concentrations. The Company's stock is traded on the New York Stock Exchange under the symbol "FMT" (NYSE:FMT).

     The Company began its workers' compensation insurance operations in 1959 and continues to derive the majority of its revenues from this business. The Company's workers' compensation insurance business has grown through internal expansion, as well as through the acquisition of other workers' compensation insurance companies. On February 22, 1995, the Company completed the acquisition of all outstanding stock of Casualty Insurance Company ("Casualty") and its wholly-owned subsidiary Workers' Compensation & Indemnity Company of California ("WCIC") from the Buckeye Union Insurance Company. Casualty underwrites workers' compensation insurance primarily in Illinois and several other mid-western states. Casualty currently is the largest underwriter of workers' compensation insurance in Illinois and has provided the Company with a significant presence in the mid-western region. The Casualty acquisition has provided geographic diversity within the Company's workers' compensation insurance business and approximately 63% of the Company's 1996 revenues from workers' compensation insurance premiums were generated in the mid-west region, with the remaining 37% emanating from the west region, primarily in California. The Company believes this geographic diversity mitigates potential fluctuations in earnings from cyclical downturns in various regional economies. (See Note B of Notes to Consolidated Financial Statements for additional information with respect to the acquisition of Casualty.)

     In July 1993, California enacted legislation to reform the workers' compensation insurance system and to, among other things, adopt an open rating system through the repeal of the minimum rate law effective January 1, 1995. The repeal of the minimum rate law resulted in lower premiums and lower profitability on the Company's California workers' compensation insurance policies in 1995 and 1996 due to increased price competition. (See "Results of Operations -- Property and Casualty Insurance Operations -- Premiums.") The Company's acquisition of Casualty, with policies written primarily outside of California, lessened the impact of the repeal of the minimum rate law by providing geographic diversity, which mitigates the impact of economic and regulatory changes within a regional marketplace. In Illinois, where Casualty underwrites the majority of its workers' compensation insurance premiums, price competition continues to impact workers' compensation companies due in part to overall average decreases in advisory premium rates of 13.6% and 10.0% which became effective January 1, 1996 and 1997, respectively. Although insurance companies are not required to adopt such advisory premium rates, companies in Illinois generally follow such rates. (See "Results of Operations -- Property and Casualty Insurance Operations -- Workers' Compensation Regulation.")

     In an effort to provide a clearer understanding of the Company's financial services business segment, the Company has consolidated the real estate lending operations of Fremont Investment & Loan, a California thrift and loan, and the commercial finance operations of Fremont Financial Corporation, under a newly formed company, Fremont General Credit Corporation ("FGCC"). At December 31, 1996, FGCC had assets of approximately $2 billion, and reported pre-tax income of $36.6 million.

     The Company's real estate lending operations, which began in 1990 through the acquisition of a California thrift and loan, now serves more than 28,000 customers through 11 branch offices. The thrift and loan operations are primarily engaged in commercial and residential real estate lending. For commercial real estate loans, principal amounts primarily range between $1 million to $5 million and for residential real estate loans, principal amounts are generally below $300,000. The Company's operating strategy is to pursue growth of the loan portfolio through origination of new loans and acquisition of loan portfolios that meet its underwriting guidelines applied to origination of new loans. Assets of the real estate lending operation grew from $278 million at the end of 1991 to $1.24 billion at the end of 1996, due primarily to increased loan originations and to the purchase of loan portfolios from other financial institutions. (See "Item 1. Business -- Financial Services Operations -- Real Estate Lending.") The ability of the Company to continue to originate loans, and of borrowers to repay outstanding loans, may be impaired by adverse changes in local or regional economic conditions which affect such areas or by adverse changes in the real estate market in those areas. Such events could also significantly impair the value of the underlying collateral. If the Company's collateral were to prove inadequate, the Company's results of operations could be adversely affected.

     The commercial finance operation of FGCC provides working capital loans, primarily secured by accounts receivable and inventory, to small and middle market companies on a nationwide basis. Additionally, insurance premium financing is provided and is collateralized by security interests in return premiums. The total commercial finance loan portfolio grew from $189 million at December 31, 1991 to $612 million at December 31, 1996. This growth has been achieved primarily through development of the customer base through loan originations and through participation in syndicated loan transactions. (See "Item 1. Business -- Financial Service Operations -- Commercial Finance.") The lending market has become increasingly competitive for small to middle market commercial borrowers. As a result, FGCC has experienced decreasing yields on its commercial finance loans.

     Between 1986 and 1991, the Company discontinued its domestic treaty reinsurance business, its other primary and excess property and casualty insurance operations and the underwriting of all remaining assumed reinsurance. In 1990, a single management group was put in charge of all discontinued operations, and it is the intention of the Company to complete the liquidation of these operations by the commutation of liabilities and as claims are paid. (See "Item 1. Business -- Discontinued Operations" and Note N of Notes to Consolidated Financial Statements.)

RESULTS OF OPERATIONS

     By providing diverse insurance and financial services to small and medium-sized businesses, the Company has achieved growth in net income during the three years ended December 31, 1996. Higher revenues and net income were also achieved through the acquisition of Casualty. The following table presents information for each of the three years in the period ended December 31, 1996 with respect to the Company's core business segments.

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                                   (THOUSANDS OF DOLLARS)
Revenues:
     Property and casualty.................................  $596,841     $708,187     $495,712
     Financial services....................................   197,601      214,975      154,398
     Corporate.............................................     1,362          652        3,038
                                                             --------     --------     --------
          Total............................................  $795,804     $923,814     $653,148
                                                             ========     ========     ========
Income (Loss) Before Taxes:
     Property and casualty.................................  $117,593     $ 83,092     $ 61,265
     Financial services....................................    36,589       35,737       28,014
     Corporate.............................................   (25,873)     (18,502)      (7,708)
                                                             --------     --------     --------
          Total............................................  $128,309     $100,327     $ 81,571
                                                             ========     ========     ========

     The Company generated revenues of $796 million for 1996, as compared to revenues of $924 million and $653 million for 1995 and 1994, respectively. Revenues were lower in 1996 as compared to 1995, due principally to lower workers' compensation insurance premiums and lower life insurance revenues in the financial services segment. The lower workers' compensation insurance premiums are due primarily to lower premiums earned in California and, to a lesser extent, lower premiums earned in Illinois. (See "Property and Casualty Insurance Operations -- Premiums.") The lower life insurance revenues in the financial services segment are due to certain reinsurance and assumption agreements with a reinsurer which became effective December 31, 1995 and January 1, 1996 and resulted in the sale of substantially all of the Company's life insurance operations. (See "Financial Services.") Revenues were higher in 1995 as compared to 1994, due primarily to higher workers' compensation insurance premiums, net investment income and loan interest income. The higher workers' compensation insurance premiums and net investment income are due primarily to the acquisition of Casualty, partially offset by lower insurance premiums earned in California. Realized investment gains (losses) were $(1,658,000), $1,000 and $(315,000) for 1996, 1995 and 1994, respectively.

     The Company had net income of $87.3 million or $3.26 per share for 1996, as compared to $68.0 million or $2.61 per share and $55.8 million or $2.16 per share for 1995 and 1994, respectively. Income before taxes for 1996 was $128.3 million as compared to $100.3 million and $81.6 million for 1995 and 1994, respectively.

     Workers' compensation insurance operations posted income before taxes of $120.1 million for 1996, as compared to $85.0 million for 1995 and $62.2 million for 1994. The increase in income before taxes of 41% in 1996 as compared to 1995 is due predominately to lower claim frequency and the acquisition of Casualty, offset partially by lower income on the Company's California business. The 37% increase in income before taxes in 1995 as compared to 1994 is due primarily to the acquisition of Casualty, offset partially by lower income on the Company's California business. The combined ratio for 1996 was 94.4% compared to 100.4% and 97.6% for 1995 and 1994, respectively.

     Also included within the property and casualty business segment are revenues and expenses that pertain to the Company's professional medical liability business ("medical malpractice"), as well as miscellaneous expenses associated with the Company's downstream property and casualty insurance holding company, Fremont Compensation Insurance Group, ("FCIG", formerly Fremont Insurance Group). Medical malpractice revenues were $31.6 million for 1996, as compared to $34.3 million and $33.0 million for 1995 and 1994, respectively. Income before taxes for the medical malpractice business was $3.8 million, $5.2 million and

$6.6 million for 1996, 1995 and 1994, respectively. The decrease in income before taxes in 1996 as compared to 1995 is due primarily to lower premiums earned. The decrease in income before taxes in 1995, as compared to 1994, is due primarily to an increase in the frequency and severity of reported claims. Expenses of FCIG include interest expense on debt and other obligations of $5.9 million, $6.7 million and $5.5 million, respectively, for 1996, 1995 and 1994, and overhead expenses of $0.7 million, $2.2 million and $3.1 million for the corresponding periods.

     The financial services business segment posted increases of 2% and 28% in income before taxes for 1996 and 1995, respectively. Although income before taxes was relatively flat in 1996 as compared to 1995, the results in 1996 were negatively impacted by the establishment of a specific loan loss associated with one loan in the commercial finance loan portfolio. Also impacting the financial services segment in 1996 is the reduction in life insurance operations resulting from certain reinsurance and assumption agreements entered into between the Company and a reinsurer which became effective December 31, 1995 and January 1, 1996. These transactions essentially resulted in the sale of the life insurance operations. (See "Financial Services.") The increase in income before taxes of 28% in 1995 is consistent with the increase in financial services revenues and is due primarily to the significant growth in the average loan portfolio in 1995 to $1.5 billion from $1.1 billion in 1994. The average loan portfolio further grew to $1.6 billion in 1996. This segment, which consists principally of real estate lending, commercial finance and premium finance, recorded income before taxes of $36.6 million, $35.7 million and $28.0 million for 1996, 1995 and 1994, respectively.

     Corporate revenues consisted primarily of investment income, while corporate expenses consisted primarily of interest expense and general and administrative expense. The corporate loss before income taxes was $25.9 million, $18.5 million and $7.7 million for 1996, 1995 and 1994, respectively. The increase in the corporate loss before taxes in 1996 as compared to 1995 was due principally to increased interest expense and increased administrative expenses. The increase in interest expense is mainly due to additional debt incurred in the acquisition of Casualty, as well as to accrued dividends in connection with a public offering on March 1, 1996 of $100 million of 9% Trust Originated Preferred Securities(SM) (the "Preferred Securities") sold by a consolidated wholly-owned subsidiary of the Company. (See "Liquidity and Capital Resources.") The accrued dividends on the Preferred Securities have been classified in the Consolidated Statements of Income as interest expense. (See Note J of Notes to Consolidated Financial Statements.) The increase in the corporate loss before taxes in 1995 over 1994 was due primarily to increased interest expense and decreased investment income. The increase in interest expense is due primarily to additional debt incurred in the acquisition of Casualty, along with modest increases in administrative expenses.

     Income tax expense of $41.0 million, $32.3 million and $25.8 million for 1996, 1995 and 1994, respectively, represents an effective tax rate of 32% each year on pretax income of $128.3 million, $100.3 million and $81.6 million for the corresponding periods. The Company's effective tax rates for all years presented are lower than the enacted federal income tax rate of 35%, due primarily to tax exempt investment income which reduces the Company's taxable income.

  Property and Casualty Insurance Operations

     The following table represents information with respect to the Company's property and casualty insurance operations:

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                                   (THOUSANDS OF DOLLARS)
Revenues...................................................  $596,841     $708,187     $495,712
Expenses...................................................   479,248      625,095      434,447
                                                             --------     --------     --------
Income Before Taxes........................................  $117,593     $ 83,092     $ 61,265
                                                             ========     ========     ========

     Revenues from the property and casualty insurance operations consist primarily of workers' compensation insurance premiums earned, medical malpractice premiums earned and net investment income. Expenses consist primarily of loss and loss adjustment expenses, policy acquisition costs, other operating costs and expenses and, for the year ended December 31, 1994, dividends to policyholders.

     Premiums. Premiums earned from the Company's workers' compensation insurance operations were $457.2 million for 1996, as compared to $575.0 million and $401.5 million for 1995 and 1994, respectively. Premiums were significantly lower in 1996 due primarily to lower premiums earned in California and to a lesser extent lower premiums earned in Illinois. Premiums were significantly higher in 1995 as compared to 1994, due primarily to the acquisition of Casualty, partially offset by lower premiums earned in California. For the year ended December 31, 1996, the Company's workers' compensation insurance premiums earned in its western region, consisting primarily of California, accounted for $171 million, or 37% of the Company's total workers' compensation insurance premiums earned for such period, representing decreases of $121 million and $230 million from west region premiums earned in 1995 and 1994, respectively. These decreases are due primarily to the increased price competition resulting from California's adoption of an open rating system and the repeal of the minimum rate law. (See "Workers' Compensation Regulation.") This increased price competition has led to (i) lower premium rates and (ii) a lower average policy size due to the Company's shift in focus to smaller employers. Additionally, an increase in 1995 in non-renewing policies also contributed to the lower premium volume in California. The increase in non-renewing policies occurs as a result of certain premium prices falling below required minimum pricing pursuant to the Company's underwriting standards. For the year ended December 31, 1996, the Company's workers' compensation insurance premiums earned in its mid-western region, consisting primarily of Illinois, accounted for $286 million, or 63% of the Company's total workers' compensation insurance premiums earned. Price competition in Illinois has impacted the Company's results of operations and will continue to affect such results, due in part to overall average decreases in advisory premium rates of 13.6% and 10.0% that became effective January 1, 1996 and 1997, respectively, and which workers' compensation insurance companies in Illinois tend to follow.

     Net Investment Income. Net investment income within the property and casualty insurance operations was $111.6 million, $101.3 million and $62.2 million in 1996, 1995 and 1994, respectively. Significantly higher invested assets, due primarily to the acquisition of Casualty, resulted in increased investment income in 1996 and 1995 as compared to 1994. (See "Item 1. Business -- Investment Portfolio.")

     Loss and Loss Adjustment Expense. Workers' compensation loss and loss adjustment expenses ("LAE") were $312.2 million, $436.7 million and $249.4 million in 1996, 1995 and 1994, respectively. In addition, the ratio of these losses and LAE to workers' compensation insurance premiums earned was 68.3%, 75.9% and 62.1% in 1996, 1995 and 1994, respectively. The decrease in the dollar amount of incurred loss and LAE in 1996 as compared to 1995 is due principally to lower claim frequency and severity in the Company's mid-west region and a lower level of incurred losses and LAE in the Company's west region resulting from lower insurance premiums earned on California policies which resulted from increased competition. (See "Premiums.") The increase in incurred loss and LAE in 1995 as compared to 1994 is due primarily to the acquisition of Casualty, partially offset by lower incurred loss and LAE in California. Additionally, the increase in the loss and LAE ratio in 1995 as compared to 1994 is partially due to lower premiums on California policies which resulted from increased competition in 1995. The decrease in California premiums was greater than the decrease in California incurred loss and LAE, thereby resulting in a higher loss and LAE ratio. The negative impact on the Company's profitability resulting from the higher loss and LAE ratio has been mitigated to an extent by the elimination of dividends accrued on California workers' compensation business beginning in 1995. The dividend elimination occurred as substantially all of the workers' compensation policies written beginning in 1995 were non-participating. This type of policy is not eligible for dividend consideration. (See "Dividends to Policyholders" and "Item 1. Business -- Insurance Operations -- Loss and Loss Adjustment Expense Reserves.")

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

     Policy Acquisition Costs and Other Operating Costs and Expenses. The ratio of policy acquisition costs and other operating costs and expenses to premiums earned is referred to as the expense ratio, which was 25.9%, 24.5% and 23.4% in 1996, 1995 and 1994, respectively. The increase in this ratio in 1996, as compared to 1995, was due primarily to higher operating costs and expenses, partially offset by lower agents' commission costs. The increase in this ratio in 1995, as compared to 1994, was due primarily to higher agents' commission costs.

     Dividends to Policyholders. In 1996 and 1995 there were no dividends accrued. This is compared to $49.7 million accrued in 1994. The ratio of dividends accrued to workers' compensation insurance premiums earned therefore decreased to 0% in 1996 and 1995 from 12.4% in 1994. The significant decrease in dividends accrued is due in part to a change in the type of workers' compensation insurance policy written on and after January 1, 1995. In 1995, the Company's workers' compensation insurance policies, both in California and those underwritten by Casualty, were predominately written as non-participating, which does not include provisions for dividend consideration. In 1994 and prior, the Company's policies were predominately written as participating, thereby obligating the Company to consider the payment of dividends. This shift in policy type is due primarily to the increased competition in the California market which has resulted from the repeal of the minimum rate law, effective January 1, 1995. The Company anticipates that this shift to non-participating policies will continue and be a characteristic element of the competitive environment established by the July 1993 California legislation. (See "Workers' Compensation Regulation.")

     Variability of Operating Results. The Company's profitability can be affected significantly by many factors including competition, the severity and frequency of claims, interest rates, regulations, court decisions, the judicial climate, and general economic conditions and trends, all of which are outside of the Company's control. These factors have contributed, and in the future could contribute, to significant variation of results of operations in different aspects of the Company's business from quarter to quarter and year to year. With respect to the workers' compensation insurance business, changes in economic conditions can lead to reduced premium levels due to lower payrolls as well as increased claims due to the tendency of workers who are laid off to submit workers' compensation claims. Legislative and regulatory changes can also contribute to variable operating results for workers' compensation insurance businesses. For example, in 1995, the Company experienced the negative impact of lower premiums and lower profitability on the Company's California workers' compensation business due to increased price competition resulting from legislation enacted in California in July 1993 which, among other things, repealed the minimum rate law effective January 1, 1995. (See "Workers' Compensation Regulation.") Also, the establishment of appropriate reserves necessarily involves estimates, and reserve adjustments have caused significant fluctuations in operating results from year to year.

     Workers' Compensation Regulation. Illinois began operating under an open rating system in 1982 and California began operating under such a system effective January 1, 1995. In an open rating system, workers' compensation companies are provided with advisory premium rates by job classification and each insurance company determines its own rates based in part upon its particular operating and loss costs. Although insurance companies are not required to adopt such advisory premium rates, companies in Illinois generally follow such rates. This characteristic has resulted in price competition in Illinois, where overall average decreases in advisory premium rates of 13.6% and 10.0% became effective January 1, 1996 and 1997, respectively. However, insurance companies in California have, since the adoption of an open rating system, generally set their premium rates below such advisory premium rates. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier.

     In July 1993, California enacted legislation to reform the workers' compensation insurance system and to, among other things, repeal the minimum rate law effective January 1, 1995. This repeal resulted in lower premiums and lower profitability in the Company's California workers' compensation insurance business due to increased price competition. The Company's acquisition of Casualty, with policies written primarily outside of California, lessened the impact of the repeal of the minimum rate law by providing geographic diversity, which mitigates the impact of economic and regulatory changes within a regional marketplace. (See "Item 1. Business -- Regulation -- Insurance Regulation.")

  Financial Services

     The financial services operations of FGCC are principally engaged in commercial and residential real estate lending, commercial finance and premium financing. The Company also has small life insurance operations included in this segment which was substantially sold in 1996. Revenues consist principally of interest income and, to a lesser extent, life insurance premiums, fees and other income.

     The following table presents information with respect to the Company's financial services operations:

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                                   (THOUSANDS OF DOLLARS)
Revenues...................................................  $197,601     $214,975     $154,398
Expenses...................................................   161,012      179,238      126,384
                                                             --------     --------     --------
Income Before Taxes........................................  $ 36,589     $ 35,737     $ 28,014
                                                             ========     ========     ========

     Revenues decreased 8% in 1996, due primarily to lower life insurance revenues. These lower life insurance revenues resulted from certain reinsurance and assumption agreements which the Company entered into on December 31, 1995 and January 1, 1996, primarily with one reinsurer, whereby assets and liabilities related to certain life and annuity insurance policies, primarily universal life and investment-type contracts and credit life and accident and health, were ceded to the reinsurer. The reinsurance agreements are part of several other agreements which have collectively resulted in a substantial reduction in the Company's life insurance operations. The effect on income before taxes and net income from these agreements was not material. (See Note F of Notes to Consolidated Financial Statements.) Revenues increased 39% in 1995, due primarily to greater loan interest and fee revenue attributable to the significant growth in the average loan portfolios of the real estate lending and commercial finance operations to $1.5 billion in 1995 from $1.1 billion in 1994. The average loan portfolio further grew to $1.6 billion in 1996.

     Income before taxes in the financial services operations was $36.6 million, $35.7 million and $28.0 million for 1996, 1995 and 1994, respectively. Income before taxes was relatively flat in the financial services segment for 1996 as compared to 1995. The Company realized higher income before taxes in the real estate lending operation as lower loan loss experience resulted in a lower provision for loan losses. This was offset substantially by lower income in the commercial finance operation due primarily to a specific loan loss associated with one loan in the commercial finance loan portfolio. Additionally, lower income was earned in the life insurance operation due to certain reinsurance agreements which became effective on December 31, 1995 and January 1, 1996 and which resulted in a substantial reduction in the Company's life insurance operations in 1996. The 28% increase in income before taxes in 1995 as compared to 1994 is due primarily to the significant growth in the average loan portfolios, offset partially by increases in the provision for loan losses and other expenses. (See "Item 1. Business -- Financial Services Operations.")

     The following table identifies the interest income, interest expense, average interest-bearing assets and liabilities, and interest margins for the Company's financial services operations:

                                                                    YEAR ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------------------------
                                             1996                             1995                             1994
                                ------------------------------   ------------------------------   ------------------------------
                                 AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                                 BALANCE     INTEREST    COST     BALANCE     INTEREST    COST     BALANCE     INTEREST    COST
                                ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                            (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Interest bearing assets(1):
  Commercial finance, premium
    finance and other loans...  $  659,517   $ 72,024   10.92%   $  619,431   $ 73,376   11.85%   $  483,778   $ 52,128   10.78%
  Thrift and loan:
    Cash equivalents..........     142,533      7,431    5.21       105,470      5,883    5.58        56,014      2,282    4.07
    Investments...............      33,559      1,902    5.67         1,053         33    3.13         4,503        450    9.99
    Commercial real estate
      loans...................     749,912     72,732    9.70       683,331     67,952    9.94       452,950     43,582    9.62
    Residential real estate
      loans...................     209,802     20,151    9.60       133,761     12,843    9.60        67,053      8,293   12.37
    Other thrift loans........         528         63   11.93         8,110      1,056   13.02        46,875      6,183   13.19
                                ----------   --------            ----------   --------            ----------   --------
  Total interest bearing
    assets....................  $1,795,851   $174,303    9.71    $1,551,156   $161,143   10.39    $1,111,173   $112,918   10.16
                                ==========   ========            ==========   ========            ==========   ========
Interest bearing liabilities:
  Savings deposits............  $  247,648   $ 12,268    4.95%   $  136,588   $  7,279    5.33%   $   81,475   $  2,940    3.61%
  Time deposits...............     755,160     43,351    5.74       664,397     40,072    6.03       464,960     23,928    5.15
  Commercial paper and
    other.....................       3,353        189    5.64        15,873      1,189    7.49        14,332        820    5.72
  Securitization obligation...     295,827     18,035    6.10       321,667     21,200    6.59       300,094     14,653    4.88
  Debt with banks.............     243,292     12,864    5.29       174,816     12,308    7.04        80,770      4,921    6.09
  Debt from affiliates........      57,174      5,637    9.86        49,369      2,388    4.84        28,499      2,205    7.74
                                ----------   --------            ----------   --------            ----------   --------
  Total interest bearing
    liabilities...............  $1,602,454   $ 92,344    5.76    $1,362,710   $ 84,436    6.20    $  970,130   $ 49,467    5.10
                                ==========   ========            ==========   ========            ==========   ========
Net interest income...........               $ 81,959                         $ 76,707                         $ 63,451
                                             ========                         ========                         ========
Net yield.....................                           4.56%                            4.95%                            5.71%

---------------

(1) Average loan balances include non-accrual loan balances.

     The margin between the Company's interest income and cost of funds decreased in 1996 as compared to 1995, due primarily to an increase in lower yielding cash equivalents in the real estate lending operation and a decrease in net margins in the commercial finance operation resulting from an increase in the credit quality of the commercial loan portfolio, as well as to increased competition. These conditions affecting the commercial finance operation also existed in 1995 which resulted in net yields decreasing in 1995 as compared to 1994. Additionally, net yields decreased in 1995 due to changes in the mix of loans in the real estate lending operation. The change in portfolio mix occurred under a corporate strategy which began in 1993, to shift away from high rate, high risk loans secured by personal property or junior liens on real estate, to lower yielding commercial and residential first trust deed real estate loans. The lower yields on the commercial and residential real estate portfolios are compensated for by the improved underlying collateral and by the improved lien position on the collateral.

     Interest rate sensitivity data for the Company's financial services operations as of December 31, 1996 is presented in the table below. The relationships shown are for one day only and significant changes can occur in the sensitivity relationships as a result of market forces and management decisions. The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals and to this degree earnings will be sensitive to interest rate changes. The Company attempts to match interest rate sensitive assets and liabilities to minimize the effect of fluctuations in interest rates.

                                                           REPRICING PERIODS
                                  --------------------------------------------------------------------
                                  WITHIN 0-3     WITHIN 4-12      WITHIN        OVER 5
                                    MONTHS         MONTHS        1-5 YEARS      YEARS         TOTAL
                                  ----------     -----------     ---------     --------     ----------
                                                         (THOUSANDS OF DOLLARS)
Interest sensitive assets:
  Commercial finance, premium
     finance and other loans....  $  506,046     $    41,671     $      --     $ 81,253     $  628,970
  Thrift and loan:
     Cash equivalents...........      78,376              --            --           --         78,376
     Investments................      43,660              --            --           --         43,660
     Commercial real estate
       loans....................     389,631         331,046       128,271        6,327        855,275
     Residential real estate
       loans....................      57,639          77,640       125,435        6,590        267,304
     Other thrift loans.........          62             125           118           --            305
                                  ----------       ---------      --------     --------     ----------
          Total interest
            sensitive assets....  $1,075,414     $   450,482     $ 253,824     $ 94,170     $1,873,890
                                  ==========       =========      ========     ========     ==========
Interest sensitive liabilities:
  Savings deposits..............  $  221,678     $        --     $      --     $     --     $  221,678
  Time deposits.................     203,428         572,625       116,578           43        892,674
  Commercial paper and other....      14,929              --            --           --         14,929
  Securitization obligation.....     265,000              --            --           --        265,000
  Debt with banks...............     223,000              --            --           --        223,000
  Debt from affiliates..........      49,700              --            --           --         49,700
                                  ----------       ---------      --------     --------     ----------
          Total interest
            sensitive
            liabilities.........  $  977,735     $   572,625     $ 116,578     $     43     $1,666,981
                                  ==========       =========      ========     ========     ==========
Incremental interest rate
  sensitivity gap...............  $   97,679     $  (122,143)    $ 137,246     $ 94,127     $  206,909
                                  ==========       =========      ========     ========     ==========
Cumulative gap..................  $   97,679     $   (24,464)    $ 112,782     $206,909
                                  ==========       =========      ========     ========

     Loans Receivable and Reserve Activity. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:

                                                             DECEMBER 31,
                            -------------------------------------------------------------------------------
                                     1996                        1995                        1994
                            -----------------------     -----------------------     -----------------------
                                             % OF                        % OF                        % OF
                              AMOUNT        TOTAL         AMOUNT        TOTAL         AMOUNT        TOTAL
                            ----------     --------     ----------     --------     ----------     --------
                                                (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Accounts receivable and
  inventory loans:
  Commercial finance......  $  385,734         22%      $  415,038         27%      $  409,580          28%
Term loans:
  Thrift and loan.........   1,113,950         65          888,952         58          807,527           55
  Commercial finance,
     premium finance and
     other loans..........     226,103         13          226,834         15          251,073           17
                            ----------        ---       ----------        ---       ----------          ---
     Total term loans.....   1,340,053         78        1,115,786         73        1,058,600           72
                            ----------        ---       ----------        ---       ----------          ---
     Total loans..........   1,725,787        100        1,530,824        100        1,468,180          100
Less allowance for
  possible loan losses....      37,747          2           31,781          2           27,406            2
                            ----------        ---       ----------        ---       ----------          ---
  Loans receivable........  $1,688,040         98%      $1,499,043         98%      $1,440,774          98%
                            ==========        ===       ==========        ===       ==========          ===

     The following table illustrates the maturities of the Company's loans receivable:

                                                         MATURITIES AT DECEMBER 31, 1996
                                                -------------------------------------------------
                                                1 TO 24       25-60       OVER 60
                                                 MONTHS       MONTHS       MONTHS        TOTAL
                                                --------     --------     --------     ----------
                                                             (THOUSANDS OF DOLLARS)
Accounts receivable and inventory
  loans -- variable rate....................... $385,734     $     --     $     --     $  385,734
Term loans -- variable rate....................  176,883      441,432      520,101      1,138,416
Term loans -- fixed rate.......................   96,382       64,662       40,593        201,637
                                                --------     --------     --------     ----------
  Total........................................ $658,999     $506,094     $560,694     $1,725,787
                                                ========     ========     ========     ==========

     The Company monitors the relationship of fixed and variable rate loans and interest bearing liabilities in order to minimize interest rate risk.

     Adverse economic developments can negatively affect the Company's financial services business and results of operations in a number of ways. Such developments can reduce the demand for loans, impair the ability of borrowers to pay loans and impair the value of the underlying collateral.

     The following table describes the asset classifications, loss experience and reserve reconciliation of the financial services operations as of or for the periods ended as shown below:

                                                                       DECEMBER 31,
                                                         ----------------------------------------
                                                            1996           1995           1994
                                                         ----------     ----------     ----------
                                                         (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Non-accrual loans......................................  $   19,785     $   33,467     $   21,834
Accrual loans 90 days past due.........................       1,355          3,025          1,711
Real estate owned ("REO")..............................      10,016          4,941         17,467
                                                         ----------     ----------     ----------
Total non-performing assets............................  $   31,156     $   41,433     $   41,012
                                                         ==========     ==========     ==========
Beginning allowance for possible loan losses...........  $   31,781     $   27,406     $   25,222
Provision for loan losses..............................      13,885         14,575         11,980
Reserves established with portfolio acquisitions.......       1,830             --          3,605
Charge-offs:
  Commercial finance, premium finance and other
     loans.............................................       6,180          2,421          4,265
  Thrift and loan:
     Commercial real estate............................       4,244          9,248          4,833
     Residential real estate loans.....................         624          1,012          2,685
     Other thrift loans................................          95            480          2,471
                                                         ----------     ----------     ----------
  Total charge-offs....................................      11,143         13,161         14,254
                                                         ----------     ----------     ----------
Recoveries:
  Commercial finance, premium finance and other
     loans.............................................          41          1,034            207
  Thrift and loan:
     Commercial real estate............................         862             37             10
     Residential real estate loans.....................         186          1,659            265
     Other thrift loans................................         305            231            371
                                                         ----------     ----------     ----------
  Total recoveries.....................................       1,394          2,961            853
                                                         ----------     ----------     ----------
Net charge-offs........................................       9,749         10,200         13,401
                                                         ----------     ----------     ----------
Ending allowance for possible loan losses..............  $   37,747     $   31,781     $   27,406
                                                         ==========     ==========     ==========
Allocation of allowance for possible loan losses:
  Commercial finance, premium finance and other
     loans.............................................  $   12,988     $   14,283     $   13,015
  Thrift and loan......................................      24,759         17,498         14,391
                                                         ----------     ----------     ----------
  Total allowance for possible loan losses.............  $   37,747     $   31,781     $   27,406
                                                         ==========     ==========     ==========
Total loans receivable.................................  $1,725,787     $1,530,824     $1,468,180
Average total loans receivable.........................   1,594,918      1,505,779      1,082,622
Net charge-offs to average total loans receivable......       0.61%          0.68%          1.24%
Non-performing assets to total loans receivable........       1.81%          2.71%          2.79%
Allowance for possible loan losses to total loans
  receivable...........................................       2.19%          2.08%          1.87%
Allowance for possible loan losses to non-performing
  assets...............................................     121.15%         76.70%         66.82%
Allowance for possible loan losses to non-accrual loans
  and accrual loans 90 days past due...................     178.56%         87.09%        116.40%

     Non-performing assets decreased to $31.2 million at December 31, 1996 from $41.4 million at December 31, 1995. This decrease is due primarily to decreases in non-accrual loans in the real estate lending and commercial finance operations, offset partially by an increase in REO in the real estate lending operation. The decrease in non-accrual loans in the commercial finance lending operation is primarily due to one loan in the commercial finance portfolio classified as non-accrual at December 31, 1995 and subsequently charged-off in 1996. Non-performing assets remained relatively stable at December 31, 1995 as compared to December 31, 1994.

     The lower provision for loan losses in 1996 as compared to 1995 is due primarily to improved loan loss experience in the real estate lending operation, offset partially by an additional specific loan loss in the commercial finance operation associated with one loan in the commercial finance portfolio. Substantially all of the charge-offs in the commercial finance operation in 1996 were related to this loan. The real estate lending operation has benefited from improved loan loss experience, as evidenced by the significant decrease in charge-offs in 1996 as compared to 1995. Overall, total charge-offs have decreased over the three years ended December 31, 1996 and these reductions occurred during a period in which loans receivable increased.

     The higher provision for loan losses in 1995 as compared to 1994 is consistent with the significant overall growth in the average total loans receivable. Charge-offs in 1995 as compared to 1994 decreased in the commercial finance operation and remained relatively stable in the real estate lending operation.

     Included in the reserves established with portfolio acquisitions in 1994 is $3.2 million in reserves relating to a $225 million commercial real estate loan portfolio acquisition by the Company's thrift and loan which was completed in August 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The property and casualty insurance operations must have cash and liquid assets available to meet their obligations to policyholders in accordance with contractual obligations, in addition to having the funds available to meet ordinary operating costs. These operations have several sources of funds to meet their obligations, including cash flow from operations, recoveries from reinsurance contracts and investment securities. By statute, the majority of the cash from these operations is required to be invested in investment grade securities to provide protection for policyholders. The Company invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's investment portfolio had an unrealized gain of $4.0 million and $33.2 million at December 31, 1996 and 1995, respectively.

     The Company's thrift and loan subsidiary, which is principally engaged in real estate lending, finances its lending activities primarily through customer deposits, which have grown from $926 million at December 31, 1995 to $1.114 billion at December 31, 1996. In January 1995, this thrift and loan became eligible for financing through the Federal Home Loan Bank of San Francisco. This financing is available at varying rates and terms. As of December 31, 1996, $231 million was available under the facility and no borrowings were outstanding.

     The Company's commercial finance operation funds its lending activities primarily through its asset securitization program, an unsecured revolving line of credit with a syndicated bank group and its capital. The asset securitization program was established in 1993 to provide a stable and cost effective source of funds to facilitate the expansion of this business. As of December 31, 1996, an aggregate $235 million of senior series and a $30 million subordinated series of asset-backed certificates were outstanding. The interest rate on the certificates, set monthly, ranged from LIBOR plus 0.34% to LIBOR plus 0.95% at December 31, 1996. The securities issued in this program have a scheduled maturity of three to five years, but could mature earlier depending on fluctuations in the outstanding balances of loans in the portfolio and other factors. As of December 31, 1996, up to $365 million in additional publicly offered asset-backed certificates may be issued pursuant to a shelf registration statement to fund future growth in the commercial finance loan portfolio. In February 1996, $135 million of the senior series certificates ("Series C") were issued. The proceeds were used, in conjunction with existing cash, to retire $200 million in Series A certificates, which were outstanding as of December 31, 1995. The $30 million subordinated certificates were issued by the Company in April 1995 via a private placement. In December 1995, a commercial paper facility was established as part of the asset securitization program. This facility provides for the issuance of up to $150 million in commercial paper, dependent upon the level of assets within the asset securitization program. This facility, which expires in December 1998, had approximately $15 million outstanding under it as of December 31, 1996. The commercial finance operation's unsecured revolving line of credit is with a syndicated bank group that presently permits borrowings of up to $400 million, which includes a revolving credit facility of $300 million expiring August 1998 and a term loan of $100 million maturing 2001. The balance outstanding at December 31, 1996 of the revolving credit facility and the term loan was $123 million and $100 million, respectively, with a weighted average interest rate of 6.11%. This credit line is primarily used to finance assets which are not included in the Company's asset securitization program.

     As a holding company, Fremont General pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, management fees paid by its subsidiaries and dividends paid by its subsidiaries. During 1996, stockholders' dividends totaling $15.0 million were paid. Stockholders' dividends declared aggregated $15.8 million, $13.1 million and $11.5 million during 1996, 1995 and 1994, respectively. Several of the Company's subsidiaries are subject to certain statutory and regulatory restrictions and various agreements, principally loan agreements, that restrict their ability to distribute dividends to the Company. The Company expects that during the next few years dividends from its subsidiaries will consist of dividends from its property and casualty subsidiaries and dividends on preferred stock of its thrift and loan holding company and commercial finance subsidiaries. The maximum amount available for payment of dividends by the property and casualty subsidiaries at December 31, 1996 without prior regulatory approval is approximately $62.6 million.

     To facilitate general corporate operations, in August 1994 the Company obtained a revolving line of credit with a syndicated bank group that permitted borrowings of up to $150 million. In August 1995, the Company negotiated an increase of this line to $200 million, of which $10 million was outstanding as of December 31, 1996. In August 1997, this credit line converts to a term loan of up to $100 million, with scheduled semi-annual payments through August 2001. In addition, in July 1994 the Company replaced its internally financed loan to its Employee Stock Ownership Plan ("ESOP") with an external bank-financed loan totaling $11 million. The maximum principal amount of this loan was increased to $15 million in August 1995. The loan is due in seven equal annual installments that commenced on April 1, 1996 and is secured by certain shares held by the ESOP. The balance outstanding at December 31, 1996 was $11.7 million. The interest and principal payments are guaranteed by the Company. Interest is based on, at the Company's option, the bank's prime lending rate, LIBOR plus 1% or an applicable certificate deposit rate. The average rate at December 31, 1996 was 6.51%.

     On February 22, 1995, the Company completed the acquisition of Casualty which resulted in the disbursement of funds totaling $256.5 million, comprised of $231.5 million in cash and $25 million in a note payable to the seller. In September 1995, the note payable to the seller was refinanced using the Company's existing revolving line of credit. The cash used to fund the acquisition includes $55 million in borrowings under the Company's existing line of credit and the remainder from internally generated funds. (See "General.")

     On March 1, 1996, Fremont General Financing I, a statutory business trust (the "Trust") and consolidated wholly-owned subsidiary of the Company, sold $100 million of 9% Trust Originated Preferred Securities(SM) ("the Preferred Securities") in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. The proceeds from the sale of the Preferred Securities were invested in 9% Junior Subordinated Debentures of the Company ("the Junior Subordinated Debentures"). The proceeds from the sale of the Junior Subordinated Debentures were used to repay approximately $50 million in revolving bank line of credit indebtedness, with the remainder used for general corporate purposes. The $100 million Junior Subordinated Debentures are the sole asset of the Trust. The Preferred Securities will be redeemed upon maturity of the Junior Subordinated Debentures in 2026, subject to the election available to the Company to extend the maturity up to 2045, and they may be redeemed, in whole or in part, at any time on or after March 31, 2001 and under certain specified circumstances. The Junior Subordinated Debentures rank pari passu with the Company's $301,245,000 aggregate principal amount at maturity of Liquid Yield Option(TM) Notes due 2013, and subordinate and junior to all senior indebtedness of the Company. Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by the Company.

     Net cash provided by (used in) operating activities of continuing operations was $(96.0) million, $39.5 million and $68.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. Net cash provided by (used in) operating activities decreased in 1996 as compared to 1995 due primarily to a decrease in claims and policy liabilities, a lower amortization of policy acquisition costs, higher discount amortization on fixed maturity investments, and a decrease in other liabilities due primarily to the settlement of accrued operating costs. These conditions were partially offset by higher net income, lower policy acquisition costs deferred, higher depreciation and amortization, and an increase in the change in accrued investment income. The decrease in claims and policy liabilities, the lower amortization of policy acquisition costs, and the lower policy acquisition costs deferred resulted primarily from lower premium volume in the Company's workers' compensation insurance business. The higher discount amortization on fixed maturity investments is due mainly to an acceleration of discount amortization on certain mortgage-backed securities during 1996. The higher depreciation and amortization in 1996 is due primarily to amortization on certain deferred stock-based compensation programs awarded in 1996. (See Note L of Notes to Consolidated Financial Statements.) The significant increase in the change in accrued investment income in 1996 as compared to 1995 is due primarily to the 1995 acquisition of Casualty which resulted in a significant increase in the accrual of investment income for 1995 and thereby negatively impacted net cash provided by operating activities in 1995. Net cash provided by (used in) operating activities decreased in 1995 over 1994 due primarily to the following items: (i) a smaller net decrease in agents' balances and reinsurance recoverables; (ii) the previously mentioned increase in accrued investment income; (iii) a greater decrease in claims and policy liabilities; (iv) and higher policy acquisition costs deferred, net of amortization. These conditions were partially offset by higher net income, a net increase in other liabilities, net of other assets and a significant increase in the provision for deferred income taxes. The decreases in agents' balances and claims and policy liabilities are primarily due to lower premium volume in the Company's California workers' compensation insurance business. Higher policy acquisition costs deferred are due primarily to increases in annuity contract receipts in the Company's life insurance operation. (See Note F of Notes to Consolidated Financial Statements.) The net increase in other liabilities, net of other assets, is due primarily to increased accruals for other operating costs.

     Net cash provided by (used in) investing activities increased to $229.8 million in 1996 from $(514.0) million and $(551.1) million for 1995 and 1994, respectively. The increase in net cash provided by (used in) investing activities in 1996 as compared to 1995 is due principally to a decrease in investment purchases, net of sales, maturities, and calls; the February 1995 purchase of Casualty for a net cash disbursement of $255.8 million; and an increase in receipts from repayments of loans. These conditions were partially offset by an increase in loan originations. The significant decrease in short-term and other investments of $376.0 million and the significant level of securities purchased in 1995, was due primarily to the effects of investing the acquired short-term investment portfolio of Casualty into long-term securities. Net cash provided by (used in) investing activities increased in 1995 as compared to 1994, due primarily to a decrease in bulk loan purchases, net of loan repayments, in the real estate lending operation. This net decrease is due in part to $366 million in bulk commercial real estate loan purchases which the Company completed in 1994. The decrease in net loan purchases was offset partially by the acquisition of Casualty and an increase in investment purchases, net of sales, maturities, and calls.

     Net cash provided by (used in) financing activities was $(118.0) million, $483.0 million and $485.6 million for 1996, 1995 and 1994, respectively. Net cash provided by (used in) financing activities decreased in 1996 as compared to 1995, due primarily to lower long-term debt proceeds, net of repayments; the payment in 1996 of $363.4 million in settlement of certain reinsurance and assumption agreements within the life insurance operation which became effective January 1, 1996 between the Company and a reinsurer (see "Financial Services"); a decrease in annuity contract receipts, net of contract withdrawals; and an increase in deferred compensation plans. These conditions were partially offset by a decrease in the repayments of short-term debt, net of proceeds, an increase in thrift deposits and the impact of the proceeds from the sale of 9% Trust Originated Preferred Securities(SM) on March 1, 1996 in a public offering by the Trust. The lower long-term debt proceeds and the decrease in repayments of short-term debt is due primarily to a reclassification in 1995 of the commercial finance operation's credit line from short-term debt to long-term debt as of December 31, 1995. This reclassification was made pursuant to the terms of the credit line, which was renegotiated in August 1995. The increase in repayments of long-term debt in 1996 is due principally to the repayment of $50 million in revolving bank line of credit indebtedness, which was paid out of the proceeds of the Company's sale of 9% Junior Subordinated Debentures in March 1996. The increase in deferred compensation plans is due primarily to the repurchase by the Company of its Common Stock in the first quarter of 1996 pursuant to certain deferred compensation programs. Net cash provided by financing activities decreased modestly in 1995 as compared to 1994, due mainly to a lower increase in thrift deposits partially offset by a net increase in short-term and long-term debt and an increase in annuity contract receipts, net of contract withdrawals.

     The amortized cost of the Company's invested assets were $1.48 billion, $1.91 billion, and $.99 billion at December 31, 1996, 1995 and 1994, respectively. The approximate $430 million decrease in 1996 is due principally to the $363.4 million settlement of certain reinsurance and assumption agreements within the life insurance operation which became effective January 1, 1996 (see "Financial Services"); $96.0 million in cash flow used in operating activities; $202.9 million in loan originations, net of loan repayments; $89.2 million in repayments of short-term and long-term debt, net of debt proceeds; and $28.2 million used to fund certain deferred compensation plans. These conditions were partially offset by $100 million in proceeds from the public offering on March 1, 1996 of 9% Trust Originated Preferred Securities(SM) by a subsidiary of the Company, $188.0 million in net thrift and loan deposit increases and $88.4 million in annuity contract receipts, net of withdrawals. Contributing to the 1995 $.92 billion increase in the invested assets was approximately $512 million resulting from the Casualty acquisition and $199 million increase in net annuity receipts in the Company's life insurance operation. As of July 1, 1995 the Company's held to maturity portfolio totaling $319.4 million was transferred to available for sale in accordance with the provisions of Financial Accounting Standards Board Statement 115 ("FASB 115"), "Accounting for Certain Investments in Debt and Equity Securities." (See Note C of Notes to Consolidated Financial Statements.)

     The Company's property and casualty premium to surplus ratio for the year ended December 31, 1996 was 1.2 to 1, which is within industry guidelines. The FDIC has established certain capital and liquidity standards for its member institutions, and the Company's thrift and loan subsidiary was in compliance with these standards as of December 31, 1996. (See "Item 1.
Business -- Regulation -- Thrift and Loan Regulation.") In August 1994 an additional $23 million was contributed to the capital of this subsidiary to support the growth in the loan portfolio during 1994.

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

     Also, in 1995, the FASB issued Statement 123 ("FASB 123"), "Accounting for Stock-Based Compensation" that is effective for fiscal years beginning after December 15, 1995. FASB 123 establishes a method of accounting for stock-based compensation that is based on the fair value of stock options and similar instruments and encourages, but does not require, adoption of that method. The Company has elected to continue following Accounting Principles Board Opinion No. 25 for measuring compensation cost. Pursuant to FASB 123, the Company will disclose pro forma net income and earnings per share calculated as if the recognition and measurement provisions of the new standard had been adopted; however, for 1996, the pro forma effect was not material.

     In February 1997, the FASB issued Statement No. 128 ("FASB 128"), "Earnings Per Share and Disclosure of Information about Capital Structure" which is effective for periods ending after December 15, 1997. Under FASB 128, primary earnings per share, which currently includes the dilutive effect of stock options, will be replaced by basic earnings per share, which excludes the dilutive effect of stock options. Fully diluted shares would not change significantly but would be renamed diluted earnings per share. All previously recorded earnings per share amounts will be required to be restated to conform to the new standard. The Company has not determined the earnings per share impact of adopting the new standard.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements, including supplementary data, are set forth in the "Index" on page 43 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the subheadings "Election of Directors," "Executive Officers and Compensation," and "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the subheadings "Election of Directors, "Compensation of Directors," "Executive Officers and Compensation," "Summary Compensation Table," "Summary Compensation Table - Explanations," "Option/SAR Grants in Last Fiscal Year," "Option Exercises and Year-End Values Table/Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Employment Agreements" and "Retirement and Other Benefit Plans, A-F" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the subheading "Principal and Management Stockholders" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information immediately following the caption "Election of Directors" and "Employment Agreements" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (a)(2) and (d) FINANCIAL STATEMENTS AND SCHEDULES. Reference is made to the "Index -- Consolidated Financial Statements and Financial Statements Schedules -- Annual Report on Form 10-K" filed as part of this Annual Report.

     (a)(3) and (c) EXHIBITS.

EXHIBIT NO.                                      DESCRIPTION
-----------   ----------------------------------------------------------------------------------
 2.1          Stock Purchase Agreement among Fremont Compensation Insurance Company, Fremont
              General Corporation, the Buckeye Union Insurance Company, The Continental
              Corporation and Casualty Insurance Company, dated as of December 16, 1994. (Filed as Exhibit No. 2.1 to Current Report on Form 8-K, as of February 22, 1995,
              Commission File Number 1-8007, and incorporated herein by reference.)
 2.2          Amendment No. 1 to Stock Purchase Agreement among Fremont Compensation Insurance
              Company, Fremont General Corporation, the Buckeye Union Insurance Company, The
              Continental Corporation and Casualty Insurance Company, Dated as of December 16,
              1994. (Filed as Exhibit No. 2.2 to Current Report on Form 8-K, as of February 22,
              1995, Commission File Number 1-8007, and incorporated herein by reference.)
 3.1          Restated Articles of Incorporation of Fremont General Corporation. (Filed as
              Exhibit No. 3.1 to Registration Statement on Form S-3 File No. 33-64771 which was declared effective on March 1, 1996, and incorporated herein by reference.)
 3.2          Certificate of Amendment of Articles of Incorporation of Fremont General
              Corporation. (Filed as Exhibit 3.2 to Registration Statement on Form S-3 File No.
              33-64771 which was declared effective on March 1, 1996 and herein incorporated by reference.)
 3.3          Amended and Restated By-Laws of Fremont General Corporation. (Filed as Exhibit No.
              3.3 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995,
              Commission File Number 1-8007, and incorporated herein by reference.)
 4.1          Form of Stock Certificate for Common Stock of the Registrant. (Filed as Exhibit
              No. (1) Form 8-A filed on March 17, 1993, Commission File Number 1-8007, and incorporated herein by reference.)
 4.2          Indenture with respect to Liquid Yield Option Notes Due 2013 between the
              Registrant and Bankers Trust Company. (Filed as Exhibit No. 4.4 to Registration
              Statement on Form S-3 filed on October 1, 1993, and incorporated herein by reference.)
 4.3          Indenture among the Registrant, the Trust and First Interstate Bank of California,
              a California banking corporation, as trustee. (Filed as Exhibit No. 4.3 to Annual
              Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File
              Number 1-8007, and incorporated herein by reference.)
 4.4          Declaration of Trust among the Registrant, the Regular Trustees and The Chase
              Manhattan Bank (USA), a Delaware banking corporation, as Delaware trustee. (Filed as Exhibit No. 4.4 to Annual Report on Form 10-K, for the fiscal year ended
              December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
 4.5          Amended and Restated Declaration of Trust among the Registrant, the Regular
              Trustees, The Chase Manhattan Bank (USA), a Delaware banking corporation, as
              Delaware trustee, and The Chase Manhattan Bank, N.A., a national banking association, as Institutional Trustee. (Filed as Exhibit No. 4.5 to Annual Report
              on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number
              1-8007, and incorporated herein by reference.)

EXHIBIT NO.                                      DESCRIPTION
-----------   ----------------------------------------------------------------------------------
 4.6          Preferred Securities Guarantee Agreement between the Registrant and The Chase
              Manhattan Bank, N.A., a national banking association, as Preferred Guarantee
              Trustee. (Filed as Exhibit No. 4.6 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
 4.7          Common Securities Guarantee Agreement by the Registrant. (Filed as Exhibit No. 4.7
              to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995,
              Commission File Number 1-8007, and incorporated herein by reference.)
 4.8          Form of Preferred Securities. (Included in Exhibit 4.5). (Filed as Exhibit No. 4.8
              to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995,
              Commission File Number 1-8007, and incorporated herein by reference.)
 4.9          Form of 9% Junior Subordinated Debenture. (Included in Exhibit 4.3). (Filed as
              Exhibit No. 4.9 to Annual Report on Form 10-K, for the fiscal year ended December
              31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
10.1          Fremont General Corporation Employee Stock Ownership Plan as amended. (Filed as
              Exhibit No. 10.1 to Annual Report on Form 10-K, for the fiscal year ended December
              31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
10.2          Amended and Restated Trust Agreement for Fremont General Corporation Employee
              Stock Ownership Plan. (Filed as Exhibit No. 10.2 to Annual Report on Form 10-K,
              for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
10.3          Fremont General Corporation and Affiliated Companies Investment Incentive Program
              as amended. (Filed as Exhibit No. 10.3 to Annual Report on Form 10-K, for the
              fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
10.4(a)       Trust Agreement for Investment Incentive Program. (Filed as Exhibit No. (10)(xi)
              to Annual Report on Form 10-K, for the Fiscal Year Ended December 31, 1993,
              Commission File Number 1-8007, and incorporated herein by reference.)
10.4(b)       Amendment to Trust Agreement for Investment Incentive Program. (Filed as Exhibit
              No. 10.4 to Annual Report on Form 10-K, for the fiscal year ended December 31,
              1995, Commission File Number 1-8007, and incorporated herein by reference.)
10.5(a)       Supplemental Retirement Plan of the Company. (Filed as Exhibit No. (10)(v) to
              Annual Report on Form 10-K, for the Fiscal Year Ended December 31, 1990,
              Commission File Number 1-8007, and incorporated herein by reference.)
10.5(b)       Amendment to Supplemental Retirement Plan. (Filed as Exhibit No. 10.5 to Annual
              Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File
              Number 1-8007, and incorporated herein by reference.)
10.6          Trust Agreement for Supplemental Retirement Plan of the Company and the Senior
              Supplemental Retirement Plan of the Company, as amended. (Filed as Exhibit No.
              10.6 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995,
              Commission File Number 1-8007, and incorporated herein by reference.)
10.7          Senior Supplemental Retirement Plan, as amended. (Filed as Exhibit No. 10.7 to
              Annual Report on Form 10-K, for the fiscal year ended December 31, 1995,
              Commission File Number 1-8007, and incorporated herein by reference.)
10.8(a)       Excess Benefit Plan of the Company. (Filed as Exhibit No. (10)(vi) to Annual
              Report on Form 10-K, for the Fiscal Year Ended December 31, 1993, Commission File
              Number 1-8007, and incorporated herein by reference.)

EXHIBIT NO.                                      DESCRIPTION
-----------   ----------------------------------------------------------------------------------
10.8(b)       Amendment to Excess Benefit Plan of the Company. (Filed as Exhibit No. 10.8 to
              Annual Report on Form 10-K, for the fiscal year ended December 31, 1995,
              Commission File Number 1-8007, and incorporated herein by reference.)
10.8(c)       Trust Agreement for Excess Benefit Plan. (Filed as Exhibit No. 10.8 to Annual
              Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File
              Number 1-8007, and incorporated herein by reference.)
10.9          Amended Non-Qualified Stock Option Plan of 1989 of the Company and related agreements.
10.10(a)      Long-Term Incentive Compensation Plan of the Company -- Senior Executive Plan.
              (Filed as Exhibit No. 10.10(a) on Form 10-Q for the period ended September 30,
              1996, Commission File Number 1-8007, and incorporated herein by reference.)
10.10(b)      Long-Term Incentive Compensation Plan of the Company (Filed as Exhibit No.
              10.10(b) on Form 10-Q for the period ended September 30, 1996, Commission File
              Number 1-8007, and incorporated herein by reference.)
10.11         1995 Restricted Stock Award Plan as amended and forms of agreement thereunder.
              (Filed as Exhibit No. 4.1 to Registration Statement on Form S-8/S-3 File No.
              333-17525 which was filed on December 10, 1996, and incorporated herein by reference.)
10.12         Fremont General Corporation Employee Benefits Trust Agreement ("Grantor Trust")
              dated September 7, 1995 between the Company and Merrill Lynch Trust Company of
              California. (Filed as Exhibit No. 10.12 to Annual Report on Form 10-K, for the
              fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
10.13(a)      Employment Agreement between the Company and James A. McIntyre. (Filed as Exhibit
              No. (10)(i) to Quarterly Report on Form 10-Q for the period ended March 31, 1994,
              Commission File Number 1-8007, and incorporated herein by reference.)
10.13(b)      First Amendment to Employment Agreement between the Company and James A. McIntyre.
10.14(a)      Employment Agreement between the Company and Louis J. Rampino. (Filed as Exhibit
              No. 10.14 to Annual Report on Form 10-K, for the fiscal year ended December 31,
              1995, Commission File Number 1-8007, and incorporated herein by reference.)
10.14(b)      Employment Agreement between the Company and Wayne R. Bailey. (Filed as Exhibit
              No. 10.14 to Annual Report on Form 10-K, for the fiscal year ended December 31,
              1995, Commission File Number 1-8007, and incorporated herein by reference.)
10.15         Management Continuity Agreement between the Company and Raymond G. Meyers. (Filed as Exhibit No. 10.15 to Annual Report on Form 10-K, for the fiscal year ended
              December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
10.16         1996 Management Incentive Compensation Plan of the Company. (Filed as Exhibit No.
              10.16 to Quarterly Report on Form 10-Q, for the period ended March 31, 1996,
              Commission File Number 1-8007, and incorporated herein by reference.)
10.17         Continuing Compensation Plan for Retired Directors. (Filed as Exhibit No. 10.17 to
              Annual Report on Form 10-K, for the fiscal year ended December 31, 1995,
              Commission File Number 1-8007, and incorporated herein by reference.)
10.18         Non-Employee Directors' Deferred Compensation Plan. (Filed as Exhibit No. 10.18 to
              Annual Report on Form 10-K, for the fiscal year ended December 31, 1995,
              Commission File Number 1-8007, and incorporated herein by reference.)
10.19(a)      Amended and Restated Agreement among Fremont General Corporation, Various Lending
              Institutions and the Chase Manhattan Bank, N.A., As Agent. (Filed as Exhibit No.
              (10)(xiii) to Quarterly Report on Form 10-Q for the period ended September 30,
              1995, Commission File Number 1-08007, and incorporated herein by reference.)

EXHIBIT NO.                                      DESCRIPTION
-----------   ----------------------------------------------------------------------------------
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

     (b) REPORT ON FORM 8-K. None filed during the quarter ended December 31, 1996.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                           ANNUAL REPORT ON FORM 10-K

                                     INDEX

                                                                                       PAGES
                                                                                      -------
Report of Independent Auditors......................................................       44
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1996 and 1995......................       45
  Consolidated Statements of Income for the years ended December 31, 1996, 1995 and
     1994...........................................................................       46
  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995
     and 1994.......................................................................       47
  Consolidated Statements of Changes in Stockholders' Equity for the years ended
     December 31, 1996, 1995 and 1994...............................................       48
  Notes to Consolidated Financial Statements........................................       49
Schedules:
  II  -- Condensed Financial Information of Registrant..............................       71
  III -- Supplementary Insurance Information........................................       75
  IV  -- Reinsurance................................................................       76
  V  -- Valuation and Qualifying Accounts...........................................       77
  VI  -- Supplemental Information Concerning Property/Casualty Insurance
     Operations.....................................................................       78

All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Fremont General Corporation

     We have audited the accompanying consolidated balance sheets of Fremont General Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fremont General Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note A to the consolidated financial statements, the Company made certain accounting changes in 1994.

                                          ERNST & YOUNG LLP

Los Angeles, California
March 14, 1997

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1996           1995
                                                                      ----------     ----------
                                                                       (THOUSANDS OF DOLLARS)
Securities available for sale at fair value:
  Fixed maturity investments
     (cost: 1996 -- $1,004,248; 1995 -- $1,255,434).................  $1,005,147     $1,296,550
  Non-redeemable preferred stock
     (cost: 1996 -- $351,812; 1995 -- $285,337).....................     354,958        277,451
                                                                      ----------     ----------
          Total securities available for sale.......................   1,360,105      1,574,001
Loans receivable....................................................   1,688,040      1,499,043
Short-term investments..............................................     118,582        362,163
Other investments...................................................       5,623          1,726
                                                                      ----------     ----------
          TOTAL INVESTMENTS AND LOANS...............................   3,172,350      3,436,933
Cash................................................................      55,378         39,559
Accrued investment income...........................................      26,794         30,396
Premiums receivable and agents' balances............................      99,404        107,973
Reinsurance recoverable on paid losses..............................      13,173          9,422
Reinsurance recoverable on unpaid losses............................     438,459        289,461
Deferred policy acquisition costs...................................      25,551         76,638
Costs in excess of net assets acquired..............................      67,287         70,656
Deferred income taxes...............................................      64,035         78,619
Other assets........................................................      79,881         75,240
Assets held for discontinued operations.............................     265,200        262,502
                                                                      ----------     ----------
          TOTAL ASSETS..............................................  $4,307,512     $4,477,399
                                                                      ==========     ==========
                                          LIABILITIES
Claims and policy liabilities:
  Losses and loss adjustment expenses...............................  $1,256,345     $1,455,692
  Life insurance benefits and liabilities...........................     202,465        374,724
  Unearned premiums.................................................      87,422        100,481
  Dividends to policyholders........................................      33,093         40,822
                                                                      ----------     ----------
          TOTAL CLAIMS AND POLICY LIABILITIES.......................   1,579,325      1,971,719
Reinsurance premiums payable and funds withheld.....................       4,106          5,452
Other liabilities...................................................      65,574         81,371
Thrift deposits.....................................................   1,114,352        926,312
Short-term debt.....................................................      16,896         72,191
Long-term debt......................................................     636,456        693,276
Liabilities of discontinued operations..............................     231,686        228,988
                                                                      ----------     ----------
          TOTAL LIABILITIES.........................................   3,648,395      3,979,309
Commitments and contingencies
Company-obligated mandatorily redeemable preferred securities of subsidiary Trust holding solely Company junior subordinated
  debentures........................................................     100,000             --
                                     STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share -- Authorized: 49,500,000 shares; Issued and outstanding: (1996 -- 28,093,000 and
  1995 -- 25,393,000)...............................................      28,093         25,393
Additional paid-in capital..........................................     168,452        110,103
Retained earnings...................................................     419,136        347,607
Deferred compensation...............................................     (59,193)        (6,612)
Net unrealized gain on investments, net of deferred taxes...........       2,629         21,599
                                                                      ----------     ----------
          TOTAL STOCKHOLDERS' EQUITY................................     559,117        498,090
                                                                      ----------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $4,307,512     $4,477,399
                                                                      ==========     ==========

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                             (THOUSANDS OF DOLLARS, EXCEPT PER
                                                                        SHARE DATA)
REVENUES
Property and casualty premiums earned......................  $486,860     $606,917     $433,584
Net investment income......................................   123,531      119,523       76,821
Loan interest..............................................   163,765      162,992      113,382
Realized investment gains (losses).........................    (1,658)           1         (315)
Other revenue..............................................    23,306       34,381       29,676
                                                             --------     --------     --------
          Total Revenues...................................   795,804      923,814      653,148
EXPENSES
Losses and loss adjustment expenses........................   335,407      461,333      273,599
Policy acquisition costs...................................    96,177      126,099       86,990
Provision for loan losses..................................    13,885       14,575       11,980
Other operating costs and expenses.........................   107,260      120,963       90,078
Dividends to policyholders.................................        --           --       49,654
Interest expense...........................................   114,766      100,517       59,276
                                                             --------     --------     --------
          Total Expenses...................................   667,495      823,487      571,577
                                                             --------     --------     --------
Income before taxes........................................   128,309      100,327       81,571
Income tax expense.........................................    41,021       32,305       25,759
                                                             --------     --------     --------
          NET INCOME.......................................  $ 87,288     $ 68,022     $ 55,812
                                                             ========     ========     ========
PER SHARE DATA:
Net Income:
  Primary..................................................  $   3.26     $   2.61     $   2.16
  Fully diluted............................................      2.73         2.17         1.82

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                   1996            1995            1994
                                                                -----------     -----------     ----------
                                                                          (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Net income....................................................  $    87,288     $    68,022     $   55,812
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Change in premiums receivable and agents' balances and
       reinsurance recoverable on paid losses.................        4,043           7,495         32,411
     Change in accrued investment income......................        3,602         (21,186)         5,349
     Change in claims and policy liabilities..................     (211,482)        (72,824)       (43,741)
     Amortization of policy acquisition costs.................       96,177         126,099         86,990
     Policy acquisition costs deferred........................      (93,478)       (148,365)       (91,048)
     Provision for deferred income taxes......................       24,798          22,810         (4,391)
     Provision for loan losses................................       13,885          14,575         11,980
     Depreciation and amortization............................       26,592          20,334         15,709
     Net amortization on fixed maturity investments...........      (21,976)         (1,793)         1,001
     Realized investment (gains) losses.......................        1,658              (1)           315
     Change in other assets and liabilities...................      (27,116)         24,323         (2,338)
                                                                 ----------      ----------      ---------
          NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES........................................      (96,009)         39,489         68,049
INVESTING ACTIVITIES
Securities available for sale:
  Purchases of securities.....................................   (1,527,408)     (2,773,842)      (975,495)
  Sales of securities.........................................    1,679,631       2,000,772      1,302,486
  Securities matured or called................................       52,806         101,957         61,752
Securities held to maturity:
  Purchases of securities.....................................           --        (117,660)      (206,416)
  Sales of securities.........................................           --              --             --
  Securities matured or called................................           --           5,464             --
Decrease (increase) in short-term and other investment........      239,684         615,705       (116,668)
Loan originations and bulk purchases funded...................     (644,193)       (458,801)      (727,715)
Receipts from repayments of loans.............................      441,311         377,768        121,404
Acquisition of Casualty Insurance Company, less cash
  acquired....................................................           --        (255,803)            --
Purchases of property and equipment...........................      (12,035)         (9,527)       (10,402)
                                                                 ----------      ----------      ---------
          NET CASH PROVIDED BY (USED IN) INVESTING
            ACTIVITIES........................................      229,796        (513,967)      (551,054)
FINANCING ACTIVITIES
Proceeds from short-term debt.................................       14,929          30,134        140,813
Repayments of short-term debt.................................      (72,191)       (199,268)       (46,646)
Proceeds from long-term debt..................................       79,058         325,000         26,000
Repayments of long-term debt..................................     (111,004)        (42,808)       (12,500)
Net increase in thrift deposits...............................      188,040         179,335        334,661
Annuity contract receipts.....................................      132,550         217,648         57,929
Annuity contract withdrawals..................................      (44,184)        (18,874)        (5,952)
Settlement under life insurance reinsurance agreements........     (363,415)             --             --
Proceeds from sale of Preferred Securities....................      100,000              --             --
Dividends paid................................................      (15,016)        (12,618)       (11,344)
Stock options exercised.......................................        1,428              80             22
Purchase of fractional shares.................................           --             (25)            --
Decrease (increase) in deferred compensation plans............      (28,163)          4,375          2,647
                                                                 ----------      ----------      ---------
          NET CASH PROVIDED BY (USED IN) FINANCING
            ACTIVITIES........................................     (117,968)        482,979        485,630
                                                                 ----------      ----------      ---------
INCREASE IN CASH..............................................       15,819           8,501          2,625
  Cash at beginning of year...................................       39,559          31,058         28,433
                                                                 ----------      ----------      ---------
CASH AT END OF YEAR...........................................  $    55,378     $    39,559     $   31,058
                                                                 ==========      ==========      =========

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                NET
                                                    ADDITIONAL                               UNREALIZED
                                          COMMON     PAID-IN     RETAINED     DEFERRED     GAIN (LOSS) ON
                                           STOCK     CAPITAL     EARNINGS   COMPENSATION    INVESTMENTS      TOTAL
                                          -------   ----------   --------   ------------   --------------   --------
                                                                    (THOUSANDS OF DOLLARS)
Balance at January 1, 1994..............  $15,387    $  80,217   $287,399     $(13,634)       $     --      $369,369
  Cumulative effect of change in
     accounting for investments.........       --           --         --           --          28,532        28,532
  Net income for 1994...................       --           --     55,812           --              --        55,812
  Cash dividends to stockholders........       --           --    (11,498)          --              --       (11,498)
  Stock options exercised...............        1           21         --           --              --            22
  ESOP contribution accrual cost to
     market adjustment..................       --           26         --           --              --            26
  ESOP shares allocated less additional
     shares purchased...................       --           --         --        2,647              --         2,647
  Net change in unrealized gain (loss)
     on investments, net of deferred
     taxes..............................       --           --         --           --         (93,897)      (93,897)
                                          -------     --------   --------     --------          ------      --------
Balance at December 31, 1994............   15,388       80,264    331,713      (10,987)        (65,365)      351,013
  Net income for 1995...................       --           --     68,022           --              --        68,022
  Cash dividends to stockholders........       --           --    (13,080)          --              --       (13,080)
  Ten percent stock dividend............    1,538       37,498    (39,036)          --              --            --
  Three-for-two stock split.............    8,464       (8,464)        --           --              --            --
  Stock options exercised...............        3           77         --           --              --            80
  ESOP shares allocated.................       --           --         --        4,375              --         4,375
  Other adjustments.....................       --          728        (12)          --              --           716
  Net change in unrealized gain (loss)
     on investments, net of deferred
     taxes..............................       --           --         --           --          86,964        86,964
                                          -------     --------   --------     --------          ------      --------
Balance at December 31, 1995............   25,393      110,103    347,607       (6,612)         21,599       498,090
  Net income for 1996...................       --           --     87,288           --              --        87,288
  Cash dividends to stockholders........       --           --    (15,759)          --              --       (15,759)
  Conversion of LYONs...................    1,399       29,127         --           --              --        30,526
  Stock options exercised...............       57       (1,654)        --        3,025              --         1,428
  Shares issued or acquired for employee
     benefit plans......................    1,244       31,291         --      (64,918)             --       (32,383)
  Amortization of restricted stock......       --           --         --        5,277              --         5,277
  ESOP shares allocated less additional
     shares purchased...................       --            9         --        4,210              --         4,219
  Other adjustments.....................       --         (424)        --         (175)             --          (599)
  Net change in unrealized gain (loss)
     on investments, net of deferred
     taxes..............................       --           --         --           --         (18,970)      (18,970)
                                          -------     --------   --------     --------          ------      --------
Balance at December 31, 1996............  $28,093    $ 168,452   $419,136     $(59,193)       $  2,629      $559,117
                                          =======     ========   ========     ========          ======      ========

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Fremont General Corporation is engaged domestically in select insurance and financial services businesses. Fremont General's insurance business includes one of the largest underwriters of workers' compensation insurance in the nation. The Company also provides medical malpractice insurance. Fremont General's financial services business includes commercial real estate lending, residential real estate lending, commercial finance and premium financing. Workers' compensation insurance has accounted for over 90% of property and casualty premiums earned. Workers' compensation premiums are divided between the western region, primarily California (1996 - 37%; 1995 - 51%), and the mid-west region, primarily Illinois (1996 - 63%; 1995 - 49%). Prior to 1995, substantially all of the premium revenue was derived from the California market. Real estate lending represents over 56% of loan interest revenues (1995 - 50%; 1994 - 51%) and represents both commercial and residential lending secured by real estate located primarily in California. Commercial finance accounts for substantially all of the remaining loan interest revenues (1995 - 44%; 1994 - 44%) and represents asset-based loans to middle market companies nationwide (35% in California), primarily secured by accounts receivable and inventory.

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

     Consolidation: The consolidated financial statements include the accounts and operations, after intercompany eliminations, of Fremont General Corporation and all subsidiaries. (See Note N for the accounting treatment of discontinued operations.)

     Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Investments: Fixed maturity investments represent bonds and redeemable preferred stocks that mature more than one year after the purchase date. Non-redeemable preferred stocks are equity securities, the majority of which do not include adjustable dividend yield provisions. As of January 1, 1994, the Company adopted the provisions of Financial Accounting Standards Board Statement 115 ("FASB 115"), "Accounting for Certain Investments in Debt and Equity Securities." The cumulative effect as of January 1, 1994 of adopting FASB 115 was to increase stockholders' equity by $28,532,000 (net of deferred income taxes of $15,634,000) to reflect the net unrealized holding gains on securities classified as available for sale that were previously carried at amortized cost. There was no effect on net income.

     Premiums and discounts on investments are primarily amortized using the interest method over the contractual lives of the investments. Adjustments for other-than-temporary market declines are recorded when determination of loss is probable and is reflected with a write-down of amortized cost to net realizable value. Short-term investments are carried at cost, which approximates their fair value. Realized investment gains and losses are included as a component of revenues based on specific identification of the investment sold.

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

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     Beginning in 1995, allowances for credit losses have been based on discounted cash flows using the loans' effective interest rate or the fair value of the collateral for collateral dependent loans. Prior to 1995, the allowances for credit losses on these loans were based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The effect on net income was not material.

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

     Premium Income: Revenues from property and casualty premiums are recognized proportionately over the terms of the related policies. Direct property and casualty premiums earned but not billed at the end of each accounting period are estimated and accrued, and differences between such estimates and final billings are included in current operations. Revenues for universal life and investment-type insurance products consist of policy charges for the cost of insurance, policy initiation, administration and surrender fees and are included in other revenue. Premiums receivable and agents' balances and reinsurance recoverable on paid and unpaid losses include allowances for doubtful accounts of $7,401,000 and $9,630,000 at December 31, 1996 and 1995, respectively.

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

     Included in the loss and loss adjustment expense liability recorded on the consolidated balance sheet at December 31, 1996 is $90,148,000 of workers' compensation accident and health permanent disability and death reserves which have been discounted at 5%. These reserves arose from the acquisition in 1995 of Casualty Insurance Company ("Casualty"). (See Note B.) The Company has continued the practice previously adopted by Casualty of discounting permanent disability loss reserves for both statutory accounting practices and generally accepted accounting principles.

     Unearned Premiums: Property and casualty insurance unearned premiums are calculated using the monthly pro rata basis.

     Life Insurance Benefits and Liabilities: Policyholder contract liabilities for universal life and investmenttype products represent the premiums received plus accumulated interest, less mortality and other administrative charges under the contracts and before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in excess of related policy account balances. (See Note F.)

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     Deferred Policy Acquisition Costs: Commissions, premium taxes and certain sales and underwriting expenses are capitalized and amortized as premiums are earned over the terms of the related property and casualty policies. Anticipated investment income is considered in determining if premium deficiencies exist. The costs of acquiring new and renewal life and annuity insurance contracts, prior to the transactions described in Note F, have been deferred. These life and annuity deferred acquisition costs were amortized over anticipated gross margins for such contracts prior to their reinsurance. As a result of the transactions described in Note F, substantially all acquisition costs on life insurance and annuity contracts have been eliminated.

     Dividends to Policyholders: Dividends, if applicable, to policyholders on workers' compensation insurance contracts are accrued during the period in which the related premiums are earned.

     Thrift Deposits: Thrift deposits consist of investment certificates at the Company's California thrift and loan subsidiary. Such balances are credited with interest at rates ranging from 2.96% to 8.81% at December 31, 1996. The estimated fair value of the thrift deposits was $1,115,443,000 at December 31, 1996.

     Intangibles: The excess of the costs of acquisitions over net assets acquired (net of accumulated amortization: 1996 - $20,882,000 ; 1995 - $17,513,000) is being amortized over various periods ranging primarily from 7 to 25 years, which represents the estimated life of the intangible assets associated with such acquisitions. Additionally, the trade name acquired in the acquisition of Casualty (net of accumulated amortization: 1996 - $697,000; 1995 -$326,000) is being amortized over 40 years. (See Note B regarding intangibles related to the acquisition of Casualty.)

     Per Share Data: Primary earnings per share data have been computed based on the weighted average number of common and common equivalent shares outstanding, which were as follows: 1996 - 26,762,000; 1995 - 26,079,000 and 1994 -
25,823,000. Common stock options granted to certain key members of management are considered common stock equivalents for the computation of primary earnings per share. The pro forma dilutive effect on primary earnings per share of conversions of debt to common stock during 1996, adjusted to give effect of such conversions at the beginning of the period, was not material.

     For the computation of fully-diluted earnings per share, common stock options (see Note K) and convertible securities (see Note I) had a dilutive effect of $0.53, $0.44 and $0.34 per share for 1996, 1995 and 1994, respectively. Fully-diluted earnings per share were computed based on 33,630,000, 33,343,000 and 33,034,000 weighted average number of shares outstanding for 1996, 1995 and 1994, respectively.

     Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, fixed maturity securities, preferred stocks, real estate and commercial finance loans and reinsurance recoverables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amounts of credit exposure to any one financial institution. Concentrations of credit risk with respect to investments in fixed maturities, preferred stocks and commercial finance loans are limited due to the large number of such investments and their distribution across many different industries and geographic regions. Concentration of credit risk with respect to thrift and loan finance receivables is limited due to the large number of borrowers; however, substantially all thrift and loan finance receivables are from borrowers within the state of California. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers. As of December 31, 1996, Employers Reassurance Corporation was the only reinsurer that accounted for more than 10% of total reinsurance recoverables while Continental Insurance Company and General Reinsurance Corporation were the only reinsurers that accounted for more than 10% of total property and casualty reinsurance recoverables. The remaining reinsurance recoverables were spread over 159 reinsurers.

     Fair Values of Financial Instruments: The Company uses various methods and assumptions in estimating its fair value disclosures for financial instruments. For fixed maturity investments and preferred

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES stocks, fair values are determined from certain valuation services, as well as from quoted market prices. Loans receivable with variable rates, as well as thrift deposits for passbook and money market type accounts, are deemed to be at fair value. The fair values of thrift investment certificates, real estate loans and other fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for similar accounts or loans to borrowers with similar credit ratings.

     For short-term debt, the carrying amount of the Company's borrowings approximates fair value. The fair value of the Company's long-term debt and Preferred Securities is based on quoted market prices for securities actively traded. For long-term debt not actively traded, and for bank borrowings, the fair value is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1996 are summarized in the following table:

                                                                             ESTIMATED
                                                               CARRYING         FAIR
                                                                AMOUNT         VALUE
                                                              ----------     ----------
                                                               (THOUSANDS OF DOLLARS)
        ASSETS
        Fixed maturity investments (Note C)...............    $1,005,147     $1,005,147
        Non-redeemable preferred stock (Note C)...........       354,958        354,958
        Loans receivable (Note D).........................     1,688,040      1,705,360
        LIABILITIES
        Thrift deposits (Note A)..........................     1,114,352      1,115,443
        Short-term debt (Note H)..........................        16,896         16,896
        Long-term debt (Note I)...........................       636,456        680,944
        Company-obligated manditorily redeemable preferred
          securities of subsidiary Trust holding solely
          Company junior subordinated deventures (Notes
          J)..............................................       100,000        101,000

     Insurance related financial instruments, other than those classified as investment contracts, are exempt from fair value disclosure requirements. The carrying amount of reinsurance paid recoverables approximates their fair value as they are expected to be realized within one year.

     New Accounting Standards: In March 1995, the FASB issued Statement No. 121 ("FASB 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations, including intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FASB 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted FASB 121 in the first quarter of 1996; however, the effect of adoption was not material.

     Also in 1995, the FASB issued Statement 123 ("FASB 123"), "Accounting for Stock-Based Compensation," that is effective for fiscal years beginning after December 15, 1995. FASB 123 establishes a method of accounting for stock-based compensation that is based on the fair value of stock options and similar instruments and encourages, but does not require, adoption of that method. The Company has elected to continue following Accounting Principles Board Opinion No. 25 for measuring compensation cost. Pursuant to FASB 123, the Company will disclose pro forma net income and earnings per share calculated as if the recognition and measurement provisions of the new standard had been adopted; however, for 1996, the pro forma effect was not material.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     In February 1997, the FASB issued Statement No. 128 ("FASB 128"), "Earnings Per Share and Disclosure of Information about Capital Structure" which is effective for periods ending after December 15, 1997. Under FASB 128, primary earnings per share, which currently includes the dilutive effect of stock options, will be replaced by basic earnings per share, which excludes the dilutive effect of stock options. Fully diluted shares would not change significantly but would be renamed diluted earnings per share. All previously recorded earnings per share amounts will be required to be restated to conform to the new standard. The Company has not determined the earnings per share impact of adopting the new standard.

     Reclassifications: Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

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

     Casualty, based in Chicago, Illinois, underwrites workers' compensation insurance primarily in Illinois. Casualty is currently the largest underwriter of workers' compensation insurance in Illinois and is licensed in six states.

     The following schedule summarizes certain pro forma unaudited results of operations for the years ended December 31, 1995 and 1994, assuming the purchase of Casualty had been consummated as of January 1, 1994:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                                 1995           1994
                                                              -----------    -----------
                                                                (THOUSANDS OF DOLLARS,
                                                                EXCEPT PER SHARE DATA)
        Property and casualty premiums earned...............  $   663,917    $   819,981
        Net investment income...............................      124,523        115,261
        Other revenues......................................      197,374        149,680
                                                                 --------     ----------
                  Total revenues............................      985,814      1,084,922
        Losses and loss adjustment expenses.................      509,327        579,383
        Policy acquisition costs............................      128,483        161,646
        Other operating costs and expenses..................      244,274        230,390
                                                                 --------     ----------
                                                                  882,084        971,419
                                                                 --------     ----------
        Income before taxes                                       103,730        113,503
        Income tax expense..................................       33,708         40,360
                                                                 --------     ----------
                  Net income................................  $    70,022    $    73,143
                                                                 ========     ==========
        Per share data:
                  Net income................................  $      2.68    $      2.83
                                                                 ========     ==========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The assets acquired and liabilities assumed, net of the purchase price, at the date of the acquisition of Casualty, are summarized in the following table:

                                                                    (THOUSANDS OF DOLLARS)
        Assets acquired:
          Fixed maturity investments - at fair value..............         $ 15,646
          Short-term investments..................................          472,166
          Premiums receivable and agents' balances................           67,117
          Reinsurance recoverable on paid and unpaid losses.......          185,145
          Deferred policy acquisition costs.......................           12,656
          Deferred income taxes...................................           59,830
          Costs in excess of net assets acquired..................           45,036
          Other assets, including cash, accrued investment income,
             state deferred taxes and trade name..................           37,719
                                                                           --------
                  Total assets acquired...........................         $895,315
                                                                           ========
        Liabilities assumed:
          Losses and loss adjustment expenses.....................         $787,663
          Unearned premiums.......................................           83,323
          Dividends to policyholders..............................           17,660
          Other liabilities.......................................            6,669
                                                                           --------
                  Total liabilities assumed.......................         $895,315
                                                                           ========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE C -- INVESTMENTS

     The amortized cost and fair values of the fixed maturity investments and non-redeemable preferred stock by major category are summarized in the following table:

                                                                    GROSS        GROSS
                                                     AMORTIZED    UNREALIZED   UNREALIZED
                                                        COST        GAINS        LOSSES     FAIR VALUE
                                                     ----------   ----------   ----------   ----------
                                                                  (THOUSANDS OF DOLLARS)
Available for sale:
  At December 31, 1996
     United States Treasury securities and
       obligations of other US government agencies
       and corporations............................  $   70,039    $  6,621     $    346    $   76,314
     Mortgage-backed securities....................     324,011       2,202       17,985       308,228
     Corporate securities
       Banks.......................................      35,000         193           38        35,155
       Financial...................................     115,382       3,416          355       118,443
       Transportation..............................      27,163         396           --        27,559
       Utilities...................................      10,939         234           --        11,173
       Industrial..................................     421,714       8,958        2,397       428,275
                                                     -----------   --------     --------    -----------
          Total....................................   1,004,248      22,020       21,121     1,005,147
     Non-redeemable preferred stock................     351,812       7,477        4,331       354,958
                                                     -----------   --------     --------    -----------
          Total....................................  $1,356,060    $ 29,497     $ 25,452    $1,360,105
                                                     ===========   ========     ========    ===========
Available for sale:
  At December 31, 1995
     United States Treasury securities and
       obligations of other US government agencies
       and corporations............................  $  136,626    $ 13,914     $  1,290    $  149,250
     Redeemable preferred stock....................      15,887       1,940        2,063        15,764
     Mortgage-backed securities....................     340,682      11,223       14,772       337,133
     Corporate securities
       Banks.......................................     123,144       4,944        2,252       125,836
       Financial...................................     117,013       3,266           37       120,242
       Transportation..............................      16,888         353           --        17,241
       Utilities...................................      13,427         393           --        13,820
       Industrial..................................     491,767      25,771          274       517,264
                                                     -----------   --------     --------    -----------
          Total....................................   1,255,434      61,804       20,688     1,296,550
     Non-redeemable preferred stock................     285,337       5,392       13,278       277,451
                                                     -----------   --------     --------    -----------
          Total....................................  $1,540,771    $ 67,196     $ 33,966    $1,574,001
                                                     ===========   ========     ========    ===========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The amortized cost and fair value of debt securities at December 31, 1996 by contractual maturity, are summarized in the following table:

                                                                AMORTIZED
                                                                   COST      FAIR VALUE
                                                                ----------   ----------
                                                                (THOUSANDS OF DOLLARS)
        Available for sale:
          Over 1 year through 5 years.........................  $   77,192   $   78,018
          Over 5 years through 10 years.......................     346,217      354,346
          Over 10 years.......................................     256,828      264,555
          Mortgage-backed securities..........................     324,011      308,228
                                                                -----------  -----------
                  Totals......................................  $1,004,248   $1,005,147
                                                                ===========  ===========

     The contractual maturities in the foregoing table may differ from actual maturities because certain borrowers have the right to sell or repay obligations with or without call or prepayment penalties.

     Proceeds from sales of investments in debt securities and related realized gains and losses are summarized in the following table:

                                                         YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                    1996           1995           1994
                                                 ----------     ----------     ----------
                                                          (THOUSANDS OF DOLLARS)
        Proceeds from sales....................  $1,679,631     $2,000,772     $1,302,486
        Gross realized gains...................      10,012         20,923         13,987
        Gross realized losses..................      11,670         20,922         14,302

     Investment income by major category of investments is summarized in the following table:

                                                         YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                    1996           1995           1994
                                                 ----------     ----------     ----------
                                                          (THOUSANDS OF DOLLARS)
        Fixed maturities.......................  $   85,352     $   75,581     $   48,677
        Non-redeemable preferred stock.........      25,545         25,661         19,407
        Short-term.............................      14,646         19,354          9,520
        Other..................................         147            109            206
                                                  ---------      ---------       --------
                                                    125,690        120,705         77,810
        Investment expenses....................       2,159          1,182            989
                                                  ---------      ---------       --------
                  Net investment income........  $  123,531     $  119,523     $   76,821
                                                  =========      =========       ========

     The Company relies on external rating agencies to establish quality ratings for its investments. The Company only purchases securities that are rated investment grade by at least one rating agency, but may hold investments that are subsequently downgraded to non-investment grade. As of December 31, 1996, all investments held by the Company are current as to principal and interest, with no investment in default. Included in investments is $20,196,000 of fixed maturity investments and $37,971,000 of non-redeemable preferred stock of Chase Manhattan Corporation that in total exceeds 10% of stockholders' equity at

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

December 31, 1996. Using Standard and Poor's, Moody's and Fitch's rating services, the quality mix of the Company's fixed maturity investment portfolio at December 31, 1996 is summarized in the following table:

                    AAA (including US government obligations)......   29%
                    AA.............................................    5
                    A..............................................   31
                    BBB............................................   34
                    BB.............................................    1
                                                                     ---
                                                                     100%
                                                                     ===

     As of July 1, 1995 the Company's held to maturity portfolio totaling $319.4 million was transferred to available for sale in accordance with the provisions of FASB 115. In addition, at this date there was a net unrealized gain of $9.9 million (net of deferred taxes of $5.3 million) on the held to maturity portfolio which was transferred to stockholders' equity. The transfer became necessary as the Company sold certain investment securities in July which were classified as held to maturity at June 30, 1995. These investment sales were part of an overall review and restructuring of the investment portfolio performed in conjunction with the investing of cash received in the acquisition of Casualty. (See Note B.) This review and restructuring caused the Company to consider the appropriateness of the remaining held to maturity investments, which resulted in the reclassification.

     The par value of fixed maturity investments and cash totaling $841,093,000 at December 31, 1996 were on deposit with regulatory authorities in compliance with legal requirements related to the insurance operations.

     The Company currently holds no derivative financial instruments.

NOTE D -- LOANS RECEIVABLE

     Loans receivable consist of commercial and residential real estate loans, commercial finance loans and insurance premium notes receivable. Commercial and residential real estate loans are secured by real property. Commercial finance loans are asset-based loans that are secured by the borrowers' eligible trade accounts receivable, inventories, equipment and real estate. Insurance premium notes receivable are collateralized by security interests in return premiums.

     The Company's thrift and loan subsidiary generates primarily real estate loans. Commercial and residential real estate loans have terms ranging from one to thirty years. Finance charges are recognized as revenue over the life of the loan using the interest method. Loan origination fees and the related costs are deferred and amortized over the life of the loan using the interest method. The loans are net of allowance for possible loan losses of $24,759,000 and $17,498,000 at December 31, 1996, and 1995, respectively. Included in loans receivable are real estate loans which have been placed on non-accrual status totaling $17,439,000 and $23,544,000 at December 31, 1996 and 1995,
respectively. Real estate acquired in foreclosure, which is classified under other assets, totaled $10,016,000 and $4,942,000 at December 31, 1996 and 1995, respectively, and is recorded at the lower of the carrying value of the loan or the estimated fair value less disposal costs.

     Commercial finance loans are stated at the unpaid balance of cash advanced net of allowance for possible loan losses of $11,933,000 and $12,554,000 at December 31, 1996 and 1995, respectively. The amount of cash advanced under these loans is based on stated percentages of the borrowers' eligible collateral. Interest on the commercial loans is computed on the basis of daily outstanding balances times the contractual interest rate and is reported as earned income on the accrual method. Total loan balances on which income recognition has been suspended were $2,346,000 and $9,344,000 at December 31, 1996 and 1995, respectively. The 1996 balance consists of three loans. The 1995 balance consists of three loans, including one with a balance of $8,881,000.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     Commercial finance loans are shown net of participation by other financial institutions. There were no participations by other financial institutions at December 31, 1996 and $8,119,000 at December 31, 1995. The participation agreements are generally made for a fixed percentage of the commercial loan balance and are made without recourse to the Company.

     Insurance premium notes receivable mature within one year and are net of allowances for possible loan losses of $1,055,000 and $1,024,000 at December 31, 1996 and 1995, respectively. Interest income on these notes is recognized using the rule-of-seventy-eight method which results in approximately level interest rate yield over the life of the notes.

     Activity in the allowance for possible loan losses is summarized in the following table:

                                                          YEAR ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1996         1995         1994
                                                     --------     --------     --------
                                                           (THOUSANDS OF DOLLARS)
        Balance, beginning of year.................  $ 31,781     $ 27,406     $ 25,222
        Provision for loan losses..................    13,885       14,575       11,980
        Recoveries.................................     1,394        2,961          853
        Charge-offs................................   (11,143)     (13,161)     (14,254)
        Reserves established with portfolio
          acquisitions.............................     1,830           --        3,605
                                                     --------     --------     --------
        Balance, end of year.......................  $ 37,747     $ 31,781     $ 27,406
                                                     ========     ========     ========

     At December 31, 1996, the recorded investment in loans that are considered to be impaired under FASB 114 was $22,534,000, of which $19,785,000 were on a non-accrual basis. The Company's policy is to consider a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Evaluation of a loan's collectibility is based on the present value of expected cash flows or the fair value of the collateral, if the loan is collateral dependent. As a result of charge-offs, these impaired loans do not necessarily have a related specific reserve for credit losses allocated to them. However, $19,712,000 of loans considered impaired do have an allowance that totaled $2,195,000. The average net investment in impaired loans was $26,833,000 and $31,325,000 for 1996 and 1995, respectively. Interest income of $463,000 has been recognized on the cash basis of accounting on loans classified as impaired during the year ended December 31, 1996.

     The carrying amounts at December 31, 1996 and 1995 and estimated fair values at December 31, 1996 of loans receivable are summarized in the following table:

                                                           1996                   1995
                                                 -------------------------     ----------
                                                  CARRYING      ESTIMATED       CARRYING
                                                   AMOUNT       FAIR VALUE       AMOUNT
                                                 ----------     ----------     ----------
                                                          (THOUSANDS OF DOLLARS)
        Real estate loans......................  $1,122,578     $1,139,898     $  980,283
        Commercial finance, premium finance and
          other loans..........................     618,503        618,503        578,589
                                                 ----------     ----------     ----------
                                                  1,741,081      1,758,401      1,558,872
        Purchase discount and deferred fees....     (15,294)       (15,294)       (28,048)
        Allowance for possible loan losses.....     (37,747)       (37,747)       (31,781)
                                                 ----------     ----------     ----------
        Loans receivable.......................  $1,688,040     $1,705,360     $1,499,043
                                                  =========      =========      =========

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

                                                         YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------
                                                    1996           1995          1994
                                                 ----------     ----------     ---------
                                                         (THOUSANDS OF DOLLARS)
        Reserves for losses and LAE, net of
          reinsurance recoverable, at beginning
          of year..............................  $1,185,706     $  610,510     $ 644,190
        Incurred losses and LAE:
          Provision for insured events of the
             current year, net of
             reinsurance.......................     334,657        459,951       290,833
          Increase (decrease) in provision for
             insured events of prior years, net
             of reinsurance....................         750          1,382       (17,234)
                                                 ----------     ----------     ---------
                  Total incurred losses and
                    LAE........................     335,407        461,333       273,599
        Payments:
          Losses and LAE, net of reinsurance,
             attributable to insured events of:
               Current year....................    (108,247)      (132,358)      (70,505)
               Prior years.....................    (401,980)      (358,423)     (236,774)
                                                 ----------     ----------     ---------
                  Total payments...............    (510,227)      (490,781)     (307,279)
                                                 ----------     ----------     ---------
                    Subtotal...................   1,010,886        581,062       610,510
        Liability for losses and LAE for
          Casualty Insurance Company acquired
          during the year......................          --        604,644            --
                                                 ----------     ----------     ---------
        Reserves for losses and LAE, net of
          reinsurance recoverable, at end of
          year.................................   1,010,886      1,185,706       610,510
        Reinsurance recoverable for losses and
          LAE, at end of year..................     245,459        269,986       136,151
                                                 ----------     ----------     ---------
        Reserves for losses and LAE, gross of
          reinsurance recoverable, at end of
          year.................................  $1,256,345     $1,455,692     $ 746,661
                                                  =========      =========     =========

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

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The effect of ceded reinsurance on property and casualty premiums are summarized in the following table:

                                                    YEAR ENDED DECEMBER 31,
                           -------------------------------------------------------------------------
                                   1996                      1995                      1994
                           ---------------------     ---------------------     ---------------------
                           WRITTEN       EARNED      WRITTEN       EARNED      WRITTEN       EARNED
                           --------     --------     --------     --------     --------     --------
                                                    (THOUSANDS OF DOLLARS)
Direct...................  $462,881     $470,111     $564,675     $580,442     $431,500     $438,482
Assumed..................    18,839       25,075       41,613       55,572        4,264        4,224
Ceded....................     7,536        8,326       22,498       29,097        9,332        9,122
                           --------     --------     --------     --------     --------     --------
Net property and casualty
  premiums...............  $474,184     $486,860     $583,790     $606,917     $426,432     $433,584
                           ========     ========     ========     ========     ========     ========

     The effect of ceded reinsurance on losses and loss adjustment expenses was a decrease in expenses of $13,617,000, $19,651,000 and $7,456,000 for the three years ended December 31, 1996, 1995 and 1994, respectively.

     The Company entered into reinsurance and assumption agreements with a reinsurer whereby substantially all of the Company's universal life insurance and annuity business was ceded to the reinsurer effective December 31, 1995, and all the annuity business was ceded to the reinsurer effective January 1, 1996. As a result of these agreements, substantially all of the Company's life insurance operations have been disposed of with no significant gain or loss recorded. Included in life insurance benefits and liabilities and reinsurance recoverable on unpaid losses in the accompanying balance sheet is approximately $193,000,000 related to one of the reinsurance contracts that continues to be on a coinsurance basis.

NOTE G -- INCOME TAXES

     The major components of income tax expense (benefit) are summarized in the following table:

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                         1996        1995        1994
                                                        -------     -------     -------
                                                            (THOUSANDS OF DOLLARS)
        Federal income tax
          Current.....................................  $13,233     $ 6,964     $30,132
          Deferred....................................   24,798      22,810      (4,391)
                                                        -------     -------     -------
                                                         38,031      29,774      25,741
        State income tax..............................    2,990       2,531          18
                                                        -------     -------     -------
          Total income tax provision..................  $41,021     $32,305     $25,759
                                                        =======     =======     =======

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     A reconciliation of the effective federal tax rates in the consolidated statements of income with the prevailing federal income tax rate of 35% is summarized in the following table:

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                         1996        1995        1994
                                                        -------     -------     -------
                                                            (THOUSANDS OF DOLLARS)
        Federal income tax at 35%.....................  $44,908     $35,114     $28,550
        Effects of:
          Dividends received deduction................   (6,238)     (5,678)     (3,865)
          Dividends in Employee Stock Ownership Plan
             shares...................................     (357)       (432)       (455)
          Amortization of costs in excess of net
             assets acquired..........................    1,269         839         366
          Other.......................................   (1,551)        (69)      1,145
                                                        -------     -------     -------
        Federal income tax provision..................  $38,031     $29,774     $25,741
                                                        =======     =======     =======

     Net payments made for federal and state income taxes were $778,000, $13,429,000, and $18,471,000 for 1996, 1995 and 1994, respectively.

     The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company's deferred tax assets as of December 31, 1996 and 1995 are summarized in the following table:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1996         1995
                                                                 --------     --------
                                                                     (THOUSANDS OF
                                                                       DOLLARS)
        Discount on liabilities for losses and loss adjustment
          expenses.............................................  $ 57,915     $ 68,619
        Allowance for possible loan losses and other doubtful
          accounts.............................................    14,578       12,507
        Dividends to policyholders.............................    11,578       14,288
        Unearned premiums......................................     8,009       12,316
        Accrued expenses.......................................     4,535        4,660
        Life insurance benefits and liabilities................       117       13,432
                                                                 --------     --------
                  Deferred income tax asset amounts............    96,732      125,822

        Earned but unbilled premiums...........................    (9,057)      (3,698)
        Deferred policy acquisition costs......................    (8,937)     (26,814)
        Deferred loan origination costs........................    (5,230)      (3,832)
        Accrual of market discount.............................    (3,463)      (1,427)
        Net unrealized gain on investments.....................    (1,416)     (11,630)
        Other, net.............................................    (4,594)         198
                                                                 --------     --------
                  Deferred income tax liability amounts........   (32,697)     (47,203)
                                                                 --------     --------
                            Net deferred income tax asset......  $ 64,035     $ 78,619
                                                                 ========     ========

     The Company's principal deferred tax assets arise due to the discounting of liabilities for losses and loss adjustment expenses ("loss reserves") which delays a portion of the loss reserve deduction for income tax purposes, the provision for doubtful loan accounts, the accrual of dividends to policyholders, a portion of the unearned premiums, certain accrued expenses and, in 1995 and prior years, certain life insurance benefits and liabilities. The effect of discounting the loss reserves for tax purposes is to effectively tax the future investment income stream associated with holding the investments necessary to support the reserves. Future investment

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES income, irrespective of other operating income, should be sufficient to allow the future loss reserve deduction (i.e., the accretion of the discount for income tax purposes) to be utilized. During 1996, substantially all of the deferred tax asset relating to the discounting of life insurance benefits and liabilities was realized as a result of certain reinsurance agreements which became effective January 1, 1996. (See Note F.) The recognition of the future tax benefits relating to the allowance for possible loan losses will be realized through future interest income earned on the related loans receivable. With respect to the accrual of policyholders' dividends and unearned premiums, the future periods will permit the recognition of the tax benefits associated with these accruals as the amounts are linked to future taxable income arising from existing policyholders of the Company.

     In the Company's opinion, the deferred tax assets will be fully realized and no valuation allowance is necessary because the Company has the ability to generate sufficient future taxable income in both the insurance and financial services segments to realize the tax benefits.

NOTE H -- SHORT-TERM DEBT

     Short-term debt is summarized in the following table:

                                                                       DECEMBER 31,
                                                                   --------------------
                                                                     1996        1995
                                                                   --------    --------
                                                                      (THOUSANDS OF
                                                                         DOLLARS)
        Asset backed $150,000,000 commercial paper facility of a
          subsidiary, maturity dates through January 8, 1997
          (weighted average interest rate, 1996 - 5.67%).........  $ 14,929    $     --
        Commercial paper issued by a subsidiary (weighted average
          interest rate, 1995 - 7.13%)...........................        --       7,191
        Current portion of long-term debt........................     1,967      65,000
                                                                    -------     -------
                                                                   $ 16,896    $ 72,191
                                                                    =======     =======

     At December 31, 1996, the thrift and loan subsidiary had a borrowing capacity with the Federal Home Loan Bank of San Francisco in excess of $231 million of which there were no outstanding advances. This subsidiary has pledged certain loans to secure any future borrowings which are available at varying rates and terms. The commercial finance subsidiary has lines of credit totaling $15,000,000 that expire September 30, 1997. Interest is based on the prime lending rate. At December 31, 1996, there were no outstanding advances under these lines of credit.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE I -- LONG-TERM DEBT

     Long-term debt is summarized in the following table:

                                                                      DECEMBER 31,
                                                                 ----------------------
                                                                   1996         1995
                                                                 ---------    ---------
                                                                 (THOUSANDS OF DOLLARS)
        Fremont General Corporation:
          Liquid Yield Option Notes due 2013, less discount
             (1996 - $172,517; 1995 - $222,115)................  $ 128,728    $ 151,635
          $200 million Revolving Credit Facility...............     10,000       85,000
          Note Payable due 2002................................     11,674        6,620
        Subsidiaries:
          Variable Rate Asset Backed Certificates..............    265,000      330,000
          $400 million Bank Line of Credit.....................    223,000      185,000
          Other Notes Payable, interest rate - 7.25%...........         21           21
                                                                  --------     --------
                                                                   638,423      758,276
          Less current portion.................................      1,967       65,000
                                                                  --------     --------
                                                                 $ 636,456    $ 693,276
                                                                  ========     ========

     In August 1995, the Company amended and restated an agreement on a $200,000,000 Revolving Credit Facility with several banks. Borrowings and repayments are at the option of the Company until the conversion date of August 31, 1997, at which time the facility converts to a term loan with a limit of $100 million that matures in 2001. Interest is based on, at the Company's option, the higher of the Federal Funds rate plus 1/2% or the banks' prime lending rate plus an applicable margin, Eurodollar rates plus an applicable margin or by competitive bids by the banks. All applicable margins are based on the Company's credit rating. The rate at December 31, 1996 on the outstanding balance of $10,000,000 was 5.94%. A facility fee ranging from .25% to .45%, dependent on the Company's credit rating, is charged on the total facility. The facility fee rate during 1996 was .30%. The stock of a subsidiary insurance holding company has been pledged as collateral for this loan.

     During July 1994, the Fremont General Employee Stock Ownership Plan ("ESOP") borrowed $11,000,000 (see Note L) from a bank due in seven equal annual installments commencing on April 1, 1996. The maximum principal amount of this loan was increased to $15 million in August, 1995 and the term was extended to April 1, 2002. The Note Payable due 2002 is secured by certain shares of the ESOP and the interest and principal payments are guaranteed by the Company. Interest is based on, at the Company's option, the bank's prime lending rate, LIBOR plus 1%, or an applicable certificate of deposit rate. The average rate at December 31, 1996 was 6.51%.

     In 1993 the Company sold in a public offering an aggregate $373,750,000 principal amount at maturity of Liquid Yield Option Notes due October 12, 2013 (Zero Coupon-Subordinated) (the "LYONs") at an issue price of $372.42 for a total net proceeds to the Company of approximately $135,000,000. The yield to maturity is 5% with no periodic payments of interest. Each LYON is convertible into 19.287 shares of the Company's Common Stock and is non-callable for five years. During 1996, holders converted an aggregate principal amount of $72,505,000 of LYONs into 1,398,000 shares of the Company's Common Stock.

     The Variable Rate Asset Backed Certificates reflect the sale of certificates pursuant to the asset securitization program established by the commercial finance subsidiary of the Company in 1993. As of December 31, 1996, an aggregate $235 million of senior series and a $30 million subordinated series of asset-backed certificates were outstanding. The interest rate on the certificates, set monthly, ranged from LIBOR plus 0.34% to LIBOR plus 0.95% at December 31, 1996. The securities issued in this program have a

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES scheduled maturity of three to five years but could mature earlier depending on fluctuations in the outstanding balances of loans in the portfolio and other factors.

     This subsidiary also has an agreement for a committed bank line of credit totaling $400 million. The total commitment includes a revolving credit facility of $300 million expiring August 1998 and a term loan of $100 million maturing June 2001. The balance outstanding at December 31, 1996 of the revolving credit facility and the term loan was $123 million and $100 million, respectively, with a weighted average interest rate of 6.11%.

     The carrying amounts and the estimated fair values of long-term borrowings at December 31, 1996 are summarized in the following table:

                                                                 CARRYING     ESTIMATED
                                                                  AMOUNT      FAIR VALUE
                                                                 --------     ----------
                                                                 (THOUSANDS OF DOLLARS)
        LYONs..................................................  $128,728      $ 173,216
        Variable Rate Asset Backed Certificates................   265,000        265,000
        $200 million Revolving Credit Facility.................    10,000         10,000
        $400 million Bank Line of Credit.......................   223,000        223,000
        Note Payable due 2002..................................    11,674         11,674
        Other Notes Payable....................................        21             21
                                                                 --------       --------
                  Total long-term borrowings...................  $638,423      $ 682,911
                                                                 ========       ========

     The aggregate amount of maturities on long-term debt and sinking fund requirements are summarized in the following table (thousands of dollars):

                      1997....................................  $   1,967
                      1998....................................    138,696
                      1999....................................     28,696
                      2000....................................    207,746
                      2001....................................     30,645
                    Thereafter................................    230,673
                                                                 --------
                                                                $ 638,423
                                                                 ========

     Total interest payments on all debt were $101,515,000, $91,278,000, and $49,294,000 in 1996, 1995 and 1994, respectively.

NOTE J -- COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
          SUBSIDIARY TRUST HOLDING SOLELY COMPANY JUNIOR SUBORDINATED DEBENTURES

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

     The Junior Subordinated Debentures rank pari passu with the Company's $301,245,000 aggregate principal amount at maturity of Liquid Yield Option Notes due 2013, and subordinate and junior to all senior

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES indebtedness of the Company. Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by the Company to the extent that the Trust has funds available to make such payments. Trust distributions of $7,375,000 in 1996 were included in interest expense. The Company has provided for back-up undertakings that, considered together, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the Preferred Securities.

NOTE K -- STOCKHOLDERS' EQUITY AND RESTRICTIONS

     During 1996, the Company issued 1,301,000 common shares with a fair value of approximately $33 million to fund stock-based compensation programs. (See Note L.)

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

     Consolidated stockholders' equity is restricted by the provisions of certain long-term debt agreements. At December 31, 1996, the most restrictive loan covenants require the Company to maintain total stockholders' equity before FASB 115 adjustments of at least $375,000,000.

     The Company has a stock option plan for the benefit of certain key members of management. Under the plan, up to 2,681,000 shares are allocable to participants. Options are granted at exercise prices not less than the fair value of the stock on the date of grant. Grantees vest at the rate of 25% per year beginning on the first anniversary of the grant and expire after ten years. The stock option activity is summarized in the following table:

                                                      NUMBER OF SHARES        OPTION PRICES
                                                      ----------------     -------------------
        Outstanding at January 1, 1994..............      1,433,612        $  5.05    - $15.00
          Granted...................................        367,541          14.32    -  14.62
          Exercised.................................         (1,545)          8.89
                                                          ---------
        Outstanding at December 31, 1994............      1,799,608           5.05    -  15.00
          Granted...................................         30,940          15.68
          Exercised.................................        (19,489)          8.89    -  13.43
          Forfeited.................................        (11,015)         10.81    -  15.00
                                                          ---------
        Outstanding at December 31, 1995............      1,800,044           5.05    -  15.68
          Exercised.................................       (170,218)          5.05    -  14.62
          Forfeited.................................        (39,353)          8.89    -  15.68
                                                          ---------
        Outstanding at December 31, 1996............      1,590,473           5.05    -  15.68
                                                          =========

     The portion of the consolidated stockholders' equity represented by the Company's investment in its insurance subsidiaries and its thrift and loan subsidiary is subject to various laws and regulations, whereby amounts available for payment of dividends are restricted. Retained earnings and additional paid-in capital of the property and casualty companies currently available for dividend distribution is $62,601,000. No dividends are currently available from the thrift and loan subsidiary.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     Net income and stockholders' equity of domestic insurance subsidiaries, as filed with regulatory authorities on the basis of statutory accounting practices, are summarized in the following table:

                                                       1996         1995         1994
                                                     --------     --------     --------
                                                           (THOUSANDS OF DOLLARS)
        Statutory net income for the year..........  $122,988     $104,032     $ 48,220
        Statutory stockholder's equity at year
          end......................................   438,203      321,148      250,633

NOTE L -- EMPLOYEE BENEFIT PLANS

     The Company sponsors a 401(k) Plan and a leveraged Employee Stock Ownership Plan ("ESOP"), both of which cover substantially all employees with at least one year of service. Contribution expense for these plans amounted to $6,005,000, $11,015,000, and $8,464,000 for 1996, 1995 and 1994, respectively, of which
$3,115,000, $8,656,000 and $5,961,000 related to the ESOP. Cash contributions to the ESOP, which relate to 1996, 1995 and 1994, were $3,090,000, $3,000,000 and
$4,375,000, respectively. The contributions, which are generally discretionary, are based on total compensation of the participants.

     Shares pledged as collateral under a loan made to the ESOP by a bank (see
Note I) are reported as deferred compensation in the consolidated balance sheet. The annual contributions made by the Company to the ESOP are used to repay the loan. As the debt is repaid, shares are released from collateral and are allocated to participants based on total compensation. Dividends received by the ESOP on its pledged shares, amounting to $391,000, $374,000 and $545,000 in 1996, 1995 and 1994, respectively, were additionally used to service these loans. Interest expense was $392,000, $196,000 and $34,000 for 1996, 1995 and
1994, respectively.

     In May of 1996, an additional 341,000 shares of the Company's Common Stock were acquired by the ESOP. Of the 2,880,000 total shares of Company stock owned by the ESOP at December 31, 1996, 2,142,000 shares are allocated to participants and 738,000 shares are not allocated to participants and are considered unearned. Unearned shares acquired prior to January 1, 1993 (397,000 shares as of December 31, 1996) continue to be accounted for in accordance with the historical cost approach (AICPA Statement of Opinion 76-3). Unearned shares acquired subsequent to December 31, 1992 (341,000 shares as of December 31, 1996) are accounted for in accordance with the current fair value approach (AICPA Statement of Position 93-6) and are not considered outstanding for earnings per share purposes. At December 31, 1996, the fair value of the unearned shares accounted for under the current fair value approach was $10,574,000.

     During 1996, the Company adopted a Restricted Stock Award Plan ("RSAP") for certain management level employees. During 1996, the Company purchased an aggregate of 824,000 shares at an aggregate cost of approximately $20 million and issued 1,244,000 shares with a fair value at the date of award of approximately $33 million to fund this plan. Amounts awarded under the RSAP are amortized over 10 years. Amortization expense for the RSAP amounted to $5,277,000 for 1996. Unamortized amounts are reported as deferred compensation in the consolidated balance sheet.

NOTE M -- COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in a number of legal actions arising primarily from claims made under insurance policies or in connection with previous reinsurance agreements. Those actions have been considered in establishing the Company's liabilities. Management and its legal counsel are of the opinion that the settlement of those actions will not have a material effect on the Company's financial position or results of operations.

     An insurance subsidiary of the Company outsourced its data processing operation to Electronic Data Systems in 1992. Under terms of the contract, this subsidiary will pay a minimum $7,500,000 per year for a period of ten years, until 2002.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     Total rental expense for 1996, 1995 and 1994, was $11,120,000, $14,909,000,
and $9,115,000, respectively. The Company leases office facilities and certain equipment under non-cancelable operating leases, the terms of which range from one to ten years. Certain leases provide for an increase in the basic rental to compensate the lessor for increases in operating and maintenance costs. The leases also provide renewal options.

     Under present leases, rental commitments are summarized in the following table (thousands of dollars):

                    1997.......................................  $15,480
                    1998.......................................   13,761
                    1999.......................................   12,155
                    2000.......................................    9,600
                    2001.......................................    3,796
                    Thereafter.................................    4,452
                                                                 -------
                                                                 $59,244
                                                                 =======

NOTE N -- DISCONTINUED OPERATIONS

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

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     A statement of financial condition of the discontinued operations is summarized in the following table:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1996         1995
                                                                 --------     --------
                                                                     (THOUSANDS OF
                                                                       DOLLARS)
        Assets
          Cash and invested assets, at amortized cost..........  $200,070     $190,777
          Reinsurance recoverables.............................    57,908       54,448
          Federal income taxes recoverable.....................     2,964        6,125
          Other assets.........................................     4,258       11,152
                                                                 --------     --------
                  Total........................................  $265,200     $262,502
                                                                 ========     ========
        Liabilities
          Reserves for loss and loss adjustment expenses.......  $170,534     $162,219
          Deferred income taxes................................    48,655       41,810
          Reinsurance payable and funds withheld...............     5,872       21,713
          Other liabilities....................................     6,625        3,246
                                                                 --------     --------
                  Total........................................  $231,686     $228,988
                                                                 ========     ========

     The amortized cost and fair value of cash and invested assets of the discontinued operations as of December 31, 1996 are summarized in the following table:

                                                             AMORTIZED COST     FAIR VALUE
                                                             --------------     ----------
                                                                (THOUSANDS OF DOLLARS)
        Fixed maturities...................................     $ 57,445         $  56,111
        Non-redeemable preferred stock.....................      119,213           119,489
        Cash and other invested assets.....................       23,412            23,412
                                                             --------------     ----------
                  Cash and invested assets.................     $200,070         $ 199,012
                                                             ===========          ========

     The average maturity of the fixed income portfolio was 4.27 years at December 31, 1996. The quality mix of the fixed maturity portfolio as of December 31, 1996 is summarized in the following table:

                    AAA (including US government obligations)......    7%
                    AA.............................................    5
                    A..............................................    9
                    BBB............................................   36
                    BB.............................................   43
                                                                     ---
                                                                     100%
                                                                     ===

     At December 31, 1996, all investments included in discontinued operations were current with respect to principal and interest. It is the Company's belief that the carrying value of the investments will be fully realized.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE O -- OPERATIONS BY INDUSTRY SEGMENT

     The following data for the years ended December 31, 1996, 1995 and 1994 provide certain information necessary for industry segment disclosure.

                                                         YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                    1996           1995           1994
                                                 ----------     ----------     ----------
                                                          (THOUSANDS OF DOLLARS)
        REVENUES
        Property and casualty..................  $  596,841     $  708,187     $  495,712
        Financial services.....................     197,601        214,975        154,398
        Corporate..............................       1,362            652          3,038
                                                 ----------     ----------     ----------
                                                    795,804        923,814        653,148
                                                  =========      =========      =========
        INCOME (LOSS) BEFORE INCOME TAXES
        Property and casualty..................  $  117,593     $   83,092     $   61,265
        Financial services.....................      36,589         35,737         28,014
        Corporate..............................     (25,873)       (18,502)        (7,708)
                                                 ----------     ----------     ----------
                                                 $  128,309     $  100,327     $   81,571
                                                  =========      =========      =========
        AMORTIZATION AND DEPRECIATION EXPENSE
        Property and casualty..................  $    9,680     $    8,677     $    5,185
        Financial services.....................       4,772          3,032          2,442
        Corporate..............................      12,140          8,625          8,082
                                                 ----------     ----------     ----------
                                                 $   26,592     $   20,334     $   15,709
                                                  =========      =========      =========
        CAPITAL EXPENDITURES
        Property and casualty..................  $    7,232     $    7,404     $    5,642
        Financial services.....................       2,813          1,931          4,107
        Corporate..............................       1,990            192            653
                                                 ----------     ----------     ----------
                                                 $   12,035     $    9,527     $   10,402
                                                  =========      =========      =========

                                                               DECEMBER 31,
                                                 ----------------------------------------
                                                    1996           1995           1994
                                                 ----------     ----------     ----------
                                                          (THOUSANDS OF DOLLARS)
        IDENTIFIABLE ASSETS
        Property and casualty*.................  $1,890,695     $2,055,511     $1,096,781
        Financial services.....................   2,122,077      2,131,412      1,678,039
        Corporate..............................      29,540         27,974         22,757
                                                 ----------     ----------     ----------
                                                 $4,042,312     $4,214,897     $2,797,577
                                                  =========      =========      =========

---------------

* Assets held for discontinued operations are excluded from the above table.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE P -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                 THREE MONTH PERIODS ENDED
                                                    ---------------------------------------------------
                                                    MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    ---------   --------   -------------   ------------
                                                       (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
1996
Revenues..........................................  $ 203,633   $199,708     $ 197,386       $195,077
Net income........................................     18,517     22,426        22,939         23,406
Net income per share..............................       0.72       0.85          0.85           0.83

1995
Revenues..........................................  $ 199,157   $252,995     $ 238,499       $233,163
Net income........................................     14,206     16,867        18,265         18,684
Net income per share..............................       0.55       0.65          0.70           0.71

     Net income and net income per share increased after the quarter ended March 31, 1996 due primarily to lower incurred losses in the workers' compensation segment resulting from lower claim frequency. Net income and net income per share increased after the quarter ended March 31, 1995 due primarily to the acquisition of Casualty Insurance Company which was completed on February 22, 1995. (See Note B.)

                  FREMONT GENERAL CORPORATION (PARENT COMPANY)

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                                     ASSETS

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                             (THOUSANDS OF
                                                                               DOLLARS)
Cash...................................................................  $  1,678     $    304
Notes receivable from subsidiaries*....................................    80,218       85,310
Investment in subsidiaries*............................................   724,524      660,663
Short-term investments.................................................     6,084        8,554
Excess of cost of acquisition of subsidiaries over net assets
  acquired.............................................................     7,549        7,876
Other receivables from subsidiaries*...................................     5,459        4,033
Deferred income taxes..................................................    64,035       78,619
Other assets...........................................................    18,491       27,222
                                                                         ---------    ---------
          TOTAL ASSETS.................................................  $908,038     $872,581
                                                                         =========    =========

                                         LIABILITIES
Accrued expenses and other liabilities.................................  $ 13,026     $ 14,318
Amounts due to subsidiaries*...........................................    79,435      110,793
Amounts due to run-off subsidiaries*...................................     2,965        6,125
Notes payable to subsidiary*...........................................   103,093           --
Current portion of long-term debt......................................     1,946           --
Long-term debt.........................................................   148,456      243,255
                                                                         ---------    ---------
          TOTAL LIABILITIES............................................   348,921      374,491
Commitments and contingencies

                                     STOCKHOLDERS' EQUITY
Preferred Stock, par value $.01 -- authorized 2,000,000 shares; none issued
Common Stock, par value $1 per share Authorized: 49,500,000 Issued and
  outstanding: (1996 -- 28,093,000 and 1995 -- 25,393,000).............    28,093       25,393
Additional paid-in capital.............................................   168,452      110,103
Retained earnings......................................................   419,136      347,607
Deferred compensation..................................................   (59,193)      (6,612)
Net unrealized gain on investments, net of deferred taxes..............     2,629       21,599
                                                                         ---------    ---------
          TOTAL STOCKHOLDERS' EQUITY...................................   559,117      498,090
                                                                         ---------    ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................  $908,038     $872,581
                                                                         =========    =========

---------------

* Eliminated in consolidation

                  See notes to condensed financial statements.

                  FREMONT GENERAL CORPORATION (PARENT COMPANY)

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                                   (THOUSANDS OF DOLLARS)
INCOME
Interest income from subsidiaries*.........................  $  5,841     $  4,170     $  3,623
Dividends from consolidated subsidiaries*..................     4,228        6,051        3,407
Net investment income......................................     1,357          648        3,014
Realized investment losses.................................        (2)          --           --
Other income*..............................................     8,997        8,518        5,508
                                                             --------     --------     --------
          TOTAL INCOME.....................................    20,421       19,387       15,552
EXPENSES
Interest expense...........................................    12,151       13,282        8,163
Interest expense on notes payable to subsidiary*...........     7,603           --           --
General and administrative.................................    22,868       18,883       12,018
                                                             --------     --------     --------
          TOTAL EXPENSES...................................    42,622       32,165       20,181
                                                             --------     --------     --------
                                                              (22,201)     (12,778)      (4,629)
Income tax benefit.........................................   (12,213)      (1,632)      (3,351)
                                                             --------     --------     --------
Loss before equity in undistributed income of subsidiary
  companies................................................    (9,988)     (11,146)      (1,278)
Equity in undistributed income of subsidiary companies.....    97,276       79,168       57,090
                                                             --------     --------     --------
          NET INCOME.......................................  $ 87,288     $ 68,022     $ 55,812
                                                             ========     ========     ========

---------------

* Eliminated in consolidation

                  See notes to condensed financial statements.

                  FREMONT GENERAL CORPORATION (PARENT COMPANY)

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1996          1995         1994
                                                            ---------     --------     --------
                                                                  (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Net income................................................  $  87,288     $ 68,022     $ 55,812
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity in undistributed income from continuing
       operations of subsidiaries.........................    (97,276)     (79,168)     (57,090)
     Change in accrued investment income..................          2           (1)         216
     Change in amounts due to or from subsidiaries........    (42,999)       6,676          102
     Provision for (reduction in) deferred income taxes...     24,798       22,810       (4,391)
     Depreciation and amortization........................     12,145        8,612        8,082
     Realized investment gains............................          2           --           --
     Change in other assets and liabilities...............      6,999       (9,002)       6,022
                                                            ---------     --------     --------
          NET CASH PROVIDED BY (USED IN) CONTINUING
            OPERATIONS....................................     (9,041)      17,949        8,753
  Effect of discontinued operations.......................     (3,161)         363       (9,573)
                                                            ---------     --------     --------
          NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES....................................    (12,202)      18,312         (820)
INVESTING ACTIVITIES
  Purchases of fixed maturity investments.................     (6,315)      (4,988)     (46,712)
  Sales of fixed maturity investments.....................      6,310           --       92,003
  Fixed maturity investments matured or called............         --        5,000       11,600
  Decrease (increase) in short-term and other
     investments..........................................      2,469       (1,149)       7,928
  Net decrease (increase) in credit lines with
     subsidiaries.........................................      5,092        6,094      (57,652)
  Purchase of and additional investments in
     subsidiaries.........................................     (5,093)     (81,000)     (23,000)
  Purchases of property and equipment.....................     (1,991)        (192)        (653)
                                                            ---------     --------     --------
          NET CASH PROVIDED BY (USED IN) INVESTING
            ACTIVITIES....................................        472      (76,235)     (16,486)
FINANCING ACTIVITIES
  Repayment of short-term debt............................         --       (1,571)          --
  Proceeds from long-term debt............................     41,058      110,000       26,000
  Repayment of long-term debt.............................   (111,004)     (42,808)          --
  Proceeds from notes due to subsidiary...................    103,093           --           --
  Dividends paid..........................................    (15,016)     (12,618)     (11,344)
  Stock options exercised.................................      1,428           80           22
  Purchase of fractional shares...........................         --          (25)          --
  Decrease (increase) in deferred compensation plans......     (6,455)       4,375        2,647
                                                            ---------     --------     --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.......     13,104       57,433       17,325
                                                            ---------     --------     --------
          INCREASE (DECREASE) IN CASH.....................      1,374         (490)          19
  Cash at beginning of year...............................        304          794          775
                                                            ---------     --------     --------
          CASH AT END OF YEAR.............................  $   1,678     $    304     $    794
                                                            =========     ========     ========

                  See notes to condensed financial statements.

                  FREMONT GENERAL CORPORATION (PARENT COMPANY)

           SCHEDULE II CONDENSED FINANCIAL INFORMATION OF REGISTRANT

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

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

                                                DECEMBER 31,
                          ---------------------------------------------------------
                                           COLUMN C
                                          ----------
                                           RESERVES
                           COLUMN B          FOR
                          -----------      CLAIMS,
                           DEFERRED        BENEFITS      COLUMN D       COLUMN E
        COLUMN A            POLICY           AND         --------     -------------
------------------------  ACQUISITION     SETTLEMENT     UNEARNED     DIVIDENDS TO
        SEGMENT              COSTS         EXPENSES      PREMIUMS     POLICYHOLDERS
------------------------  -----------     ----------     --------     -------------
                                                                 (THOUSANDS OF DOLLARS)
1996
  Life insurance........    $   550       $  202,465     $    --         $    --
  Property and
    casualty............     25,001        1,256,345      87,422          33,093
                           --------         --------     --------       --------
                            $25,551       $1,458,810     $87,422         $33,093
                           ========         ========     ========       ========
1995
  Life insurance........    $48,938       $  374,724     $    --         $    --
  Property and
    casualty............     27,700        1,455,692     100,481          40,822
                           --------         --------     --------       --------
                            $76,638       $1,830,416     $100,481        $40,822
                           ========         ========     ========       ========
1994
  Life insurance........    $42,156       $  172,425     $    --         $    --
  Property and
    casualty............     17,130          746,661      47,551          46,067
                           --------         --------     --------       --------
                            $59,286       $  919,086     $47,551         $46,067
                           ========         ========     ========       ========

                                                     YEAR ENDED DECEMBER 31,
                         ----------------------------------------------------------------------------------
                                                      COLUMN H         COLUMN I
                                                     ---------       ------------
                                       COLUMN G       CLAIMS,        AMORTIZATION     COLUMN J     COLUMN K
                         COLUMN F     ----------      BENEFITS       OF DEFERRED      --------     --------
        COLUMN A         --------        NET            AND             POLICY         OTHER         NET
------------------------ PREMIUM      INVESTMENT     SETTLEMEN       ACQUISITION      OPERATING    PREMIUMS
        SEGMENT          REVENUE        INCOME        EXPENSES          COSTS         EXPENSES     WRITTEN
------------------------ --------     ----------     ---------       ------------     --------     --------

                                                                     <C
1996
  Life insurance........ $    55       $  2,989       $     --         $     --       $ 1,971      $ N/A
  Property and
    casualty............ 486,860        111,637        335,407           96,177        26,555      474,184
                         --------      --------       --------         --------       --------     --------
                         $486,915      $114,626       $335,407         $ 96,177       $28,526      $474,184
                         ========      ========       ========         ========       ========     ========
1995
  Life insurance........ $14,469       $ 19,457       $ 19,928         $  7,716       $ 4,412      $ N/A
  Property and
    casualty............ 606,917        101,270        461,333          118,383        26,895      583,790
                         --------      --------       --------         --------       --------     --------
                         $621,386      $120,727       $481,261         $126,099       $31,307      $583,790
                         ========      ========       ========         ========       ========     ========
1994
  Life insurance........ $14,689       $ 10,595       $ 13,002         $  6,669       $ 3,453      $ N/A
  Property and
    casualty............ 433,584         62,169        273,599           80,321        19,766      426,432
                         --------      --------       --------         --------       --------     --------
                         $448,273      $ 72,764       $286,601         $ 86,990       $23,219      $426,432
                         ========      ========       ========         ========       ========     ========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                           SCHEDULE IV -- REINSURANCE

                COLUMN A                    COLUMN B    COLUMN C    COLUMN D     COLUMN E     COLUMN F
-----------------------------------------  -----------  ---------   ---------   -----------  ----------
                                                                     ASSUMED                 PERCENTAGE
                                                        CEDED TO      FROM                   OF AMOUNT
                                              GROSS       OTHER       OTHER         NET       ASSUMED
                                             AMOUNT     COMPANIES   COMPANIES     AMOUNT       TO NET
                                           -----------  ---------   ---------   -----------  ----------
                                                     (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
YEAR ENDED DECEMBER 31, 1996
Life insurance in force*.................  $   324,368  $257,552    $     --    $    66,816       0%
                                           ===========  ========    ========    ===========
Premium Revenue
  Life insurance.........................  $       263  $    208    $     --    $        55       0%
  Property and casualty..................      469,912     8,326      25,274        486,860       5%
                                           -----------  --------    --------    -----------
                                           $   470,175  $  8,534    $ 25,274    $   486,915
                                           ===========  ========    ========    ===========
YEAR ENDED DECEMBER 31, 1995
Life insurance in force*.................  $ 1,513,199  $822,309    $  8,742    $   699,632       1%
                                           ===========  ========    ========    ===========
Premium Revenue
  Life insurance.........................  $    15,166  $  2,333    $  1,636    $    14,469      11%
  Property and casualty..................      579,845    29,097      56,169        606,917       9%
                                           -----------  --------    --------    -----------
                                           $   595,011  $ 31,430    $ 57,805    $   621,386
                                           ===========  ========    ========    ===========
YEAR ENDED DECEMBER 31, 1994
Life insurance in force*.................  $ 1,559,869  $380,609    $334,124    $ 1,513,384      22%
                                           ===========  ========    ========    ===========
Premium Revenue
  Life insurance.........................  $    11,990  $ (1,114)   $  1,585    $    14,689      11%
  Property and casualty..................      442,706     9,122          --        433,584       0%
                                           -----------  --------    --------    -----------
                                           $   454,696  $  8,008    $  1,585    $   448,273
                                           ===========  ========    ========    ===========

---------------

* Balance at end of year.

  Intercompany transactions have been eliminated.

                   FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                 SCHEDULE V -- VALUATION AND QUALIFYING ACCOUNTS

                                                            COLUMN C
                                                  -----------------------------
            COLUMN A                COLUMN B                                         COLUMN D       COLUMN E
---------------------------------  ----------               ADDITIONS               ----------     ----------
                                                  -----------------------------
                                   BALANCE AT     CHARGED TO       CHARGED TO                      BALANCE AT
                                   BEGINNING      COSTS AND      OTHER ACCOUNTS     DEDUCTIONS        END
           DESCRIPTION             OF PERIOD       EXPENSES         DESCRIBE         DESCRIBE      OF PERIOD
---------------------------------  ----------     ----------     --------------     ----------     ----------
                                                             (THOUSANDS OF DOLLARS)
YEAR ENDED DECEMBER 31, 1996
Deducted from asset accounts:
  Allowance for possible loan
     losses......................   $ 31,781       $ 13,885          $1,830(1)       $  9,749(2)    $ 37,747
  Premiums receivable and agents'
     balances and reinsurance
     recoverable.................     11,147             --              --             3,746(2)       7,401
                                     -------        -------          ------           -------        -------
          Totals.................   $ 42,928       $ 13,885          $1,830          $ 13,495       $ 45,148
                                     =======        =======          ======           =======        =======
YEAR ENDED DECEMBER 31, 1995
Deducted from asset accounts:
  Allowance for possible loan
     losses......................   $ 27,406       $ 14,575          $   --          $ 10,200(2)    $ 31,781
  Premiums receivable and agents'
     balances and reinsurance
     recoverable.................      6,959          2,465           1,723(1)             --         11,147
                                     -------        -------          ------           -------        -------
          Totals.................   $ 34,365       $ 17,040          $1,723          $ 10,200       $ 42,928
                                     =======        =======          ======           =======        =======
YEAR ENDED DECEMBER 31, 1994
Deducted from asset accounts:
  Allowance for possible loan
     losses......................   $ 25,222       $ 11,980          $3,605(1)       $ 13,401(2)    $ 27,406
  Premiums receivable and agents'
     balances and reinsurance
     recoverable.................      6,991            320              --               352(2)       6,959
                                     -------        -------          ------           -------        -------
          Totals.................   $ 32,213       $ 12,300          $3,605          $ 13,753       $ 34,365
                                     =======        =======          ======           =======        =======

---------------

(1) Reserves established with company and portfolio acquisitions.

(2) Uncollectible accounts written off, net of recoveries and reclassifications.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

      SCHEDULE VI -- SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY
                              INSURANCE OPERATIONS

                              DECEMBER 31,
             ----------------------------------------------
 COLUMN A     COLUMN B      COLUMN C    COLUMN D   COLUMN E
-----------  -----------   ----------   --------   --------


                            RESERVES
                           FOR UNPAID   DISCOUNT
              DEFERRED       CLAIMS      IF ANY
AFFILIATION    POLICY      AND CLAIM    DEDUCTED
   WITH      ACQUISITION   ADJUSTMENT      IN      UNEARNED
REGISTRANT      COSTS       EXPENSES    COLUMN C   PREMIUMS
-----------  -----------   ----------   --------   --------
                            (THOUSANDS OF DOLLARS)
Fremont Compensation Insurance
Group and Consolidated
Subsidiaries
  1996.....    $25,001     $1,256,345   $22,658    $87,422
  1995.....    $27,700     $1,455,692   $23,126    $100,481
  1994.....    $17,130     $ 746,661    $    --    $47,551




                                           YEAR ENDED DECEMBER 31,
                 ----------------------------------------------------------------------------------
 COLUMN A        COLUMN F    COLUMN G         COLUMN H           COLUMN I      COLUMN J    COLUMN K
-----------      --------   ----------   -------------------   ------------   ----------   --------
                                          CLAIMS AND CLAIM
                                             ADJUSTMENT
                                          EXPENSES INCURRED    AMORTIZATION
                                             RELATED TO             OF           PAID
                                         -------------------     DEFERRED       CLAIMS
AFFILIATION                    NET         (1)        (2)         POLICY      AND CLAIM      NET
   WITH           EARNED    INVESTMENT   CURRENT     PRIOR     ACQUISITION    ADJUSTMENT   PREMIUMS
REGISTRANT       PREMIUMS     INCOME       YEAR      YEARS        COSTS        EXPENSES    WRITTEN
-----------      --------   ----------   --------   --------   ------------   ----------   --------
                                           (THOUSANDS OF DOLLARS)
Fremont Compensation Insurance
Group and Consolidated
Subsidiaries
  1996.....      $486,860    $111,637    $334,657   $    750     $ 96,177      $510,227    $474,184
  1995.....      $606,917    $101,270    $459,951   $  1,382     $118,383      $490,781    $583,790
  1994.....      $433,584    $ 62,169    $290,833   $(17,234)    $ 80,321      $307,279    $426,432

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the day 28th of March 1997.

                                        FREMONT GENERAL CORPORATION

                                        By: /s/ JOHN A. DONALDSON
                                           -------------------------------------
                                           Title: Senior Vice President,
                                            Controller and
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                    DATE
---------------------------------------------  -------------------------------  ---------------

            /s/ JAMES A. MCINTYRE              Chairman of the Board and Chief  March 28, 1997
---------------------------------------------   Executive Officer (Principal
              James A. McIntyre                      Executive Officer)

            /s/ LOUIS J. RAMPINO                 President, Chief Operating     March 28, 1997
---------------------------------------------       Officer and Director
              Louis J. Rampino

             /s/ WAYNE R. BAILEY                  Executive Vice President,     March 28, 1997
---------------------------------------------    Treasurer, Chief Financial
               Wayne R. Bailey                 Officer and Director (Principal
                                                     Financial Officer)

            /s/ JOHN A. DONALDSON                  Senior Vice President,       March 28, 1997
---------------------------------------------  Controller and Chief Accounting
              John A. Donaldson                 Officer (Principal Accounting
                                                          Officer)

           /s/ HOUSTON I. FLOURNOY                        Director              March 28, 1997
---------------------------------------------
             Houston I. Flournoy

          /s/ C. DOUGLAS KRANWINKLE                       Director              March 28, 1997
---------------------------------------------
            C. Douglas Kranwinkle

           /s/ DAVID W. MORRISROE                         Director              March 28, 1997
---------------------------------------------
             David W. Morrisroe

            /s/ DICKINSON C. ROSS                         Director              March 28, 1997
---------------------------------------------
              Dickinson C. Ross

                                 EXHIBIT INDEX

                                                                                      SEQUENTIALLY
EXHIBIT                                                                                 NUMBERED
 NUMBER                                    DESCRIPTION                                    PAGE
--------     -----------------------------------------------------------------------  -------------
   2.1       Stock Purchase Agreement among Fremont Compensation Insurance Company,
             Fremont General Corporation, the Buckeye Union Insurance Company, The
             Continental Corporation and Casualty Insurance Company, dated as of
             December 16, 1994. (Filed as Exhibit No. 2.1 to Current Report on Form
             8-K, as of February 22, 1995, Commission File Number 1-8007, and
             incorporated herein by reference.).....................................
   2.2       Amendment No. 1 to Stock Purchase Agreement among Fremont Compensation
             Insurance Company, Fremont General Corporation, the Buckeye Union
             Insurance Company, The Continental Corporation and Casualty Insurance
             Company, Dated as of December 16, 1994. (Filed as Exhibit No. 2.2 to
             Current Report on Form 8-K, as of February 22, 1995, Commission File
             Number 1-8007, and incorporated herein by reference.)..................
   3.1       Restated Articles of Incorporation of Fremont General Corporation.
             (Filed as Exhibit No. 3.1 to Registration Statement on Form S-3 File
             No. 33-64771 which was declared effective on March 1, 1996, and incorporated herein by reference.).....................................
   3.2       Certificate of Amendment of Articles of Incorporation of Fremont
             General Corporation. (Filed as Exhibit 3.2 to Registration Statement on
             Form S-3 File No. 33-64771 which was declared effective on March 1,
             1996 and herein incorporated by reference.)............................
   3.3       Amended and Restated By-Laws of Fremont General Corporation. (Filed as
             Exhibit No. 3.3 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.).....................................
   4.1       Form of Stock Certificate for Common Stock of the Registrant. (Filed as
             Exhibit No. (1) Form 8-A filed on March 17, 1993, Commission File
             Number 1-8007, and incorporated herein by reference.)..................
   4.2       Indenture with respect to Liquid Yield Option Notes Due 2013 between the Registrant and Bankers Trust Company. (Filed as Exhibit No. 4.4 to
             Registration Statement on Form S-3 filed on October 1, 1993, and incorporated herein by reference.).....................................
   4.3       Indenture among the Registrant, the Trust and First Interstate Bank of
             California, a California banking corporation, as trustee. (Filed as
             Exhibit No. 4.3 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.).....................................
   4.4       Declaration of Trust among the Registrant, the Regular Trustees and The
             Chase Manhattan Bank (USA), a Delaware banking corporation, as Delaware trustee. (Filed as Exhibit No. 4.4 to Annual Report on Form 10-K, for
             the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.).................................
   4.5       Amended and Restated Declaration of Trust among the Registrant, the
             Regular Trustees, The Chase Manhattan Bank (USA), a Delaware banking corporation, as Delaware trustee, and The Chase Manhattan Bank, N.A., a national banking association, as Institutional Trustee. (Filed as
             Exhibit No. 4.5 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.).....................................

                                                                                      SEQUENTIALLY
EXHIBIT                                                                                 NUMBERED
 NUMBER                                    DESCRIPTION                                    PAGE
--------     -----------------------------------------------------------------------  -------------
   4.6       Preferred Securities Guarantee Agreement between the Registrant and The
             Chase Manhattan Bank, N.A., a national banking association, as
             Preferred Guarantee Trustee. (Filed as Exhibit No. 4.6 to Annual Report
             on Form 10-K, for the fiscal year ended December 31, 1995, Commission
             File Number 1-8007, and incorporated herein by reference.).............
   4.7       Common Securities Guarantee Agreement by the Registrant. (Filed as
             Exhibit No. 4.7 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.).....................................
   4.8       Form of Preferred Securities. (Included in Exhibit 4.5). (Filed as
             Exhibit No. 4.8 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.).....................................
   4.9       Form of 9% Junior Subordinated Debenture. (Included in Exhibit 4.3).
             (Filed as Exhibit No. 4.9 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.).....................................
  10.1       Fremont General Corporation Employee Stock Ownership Plan as amended.
             (Filed as Exhibit No. 10.1 to Annual Report on Form 10-K, for the
             fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.).....................................
  10.2       Amended and Restated Trust Agreement for Fremont General Corporation
             Employee Stock Ownership Plan. (Filed as Exhibit No. 10.2 to Annual
             Report on Form 10-K, for the fiscal year ended December 31, 1995,
             Commission File Number 1-8007, and incorporated herein by
             reference.)............................................................
  10.3       Fremont General Corporation and Affiliated Companies Investment
             Incentive Program as amended. (Filed as Exhibit No. 10.3 to Annual
             Report on Form 10-K, for the fiscal year ended December 31, 1995,
             Commission File Number 1-8007, and incorporated herein by
             reference.)............................................................
 10.4(a)     Trust Agreement for Investment Incentive Program. (Filed as Exhibit No.
             (10)(xi) to Annual Report on Form 10-K, for the Fiscal Year Ended
             December 31, 1993, Commission File Number 1-8007, and incorporated herein by reference.)..................................................
 10.4(b)     Amendment to Trust Agreement for Investment Incentive Program. (Filed
             as Exhibit No. 10.4 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.).....................................
 10.5(a)     Supplemental Retirement Plan of the Company. (Filed as Exhibit No.
             (10)(v) to Annual Report on Form 10-K, for the Fiscal Year Ended
             December 31, 1990, Commission File Number 1-8007, and incorporated herein by reference.)..................................................
 10.5(b)     Amendment to Supplemental Retirement Plan. (Filed as Exhibit No. 10.5
             to Annual Report on Form 10-K, for the fiscal year ended December 31,
             1995, Commission File Number 1-8007, and incorporated herein by reference.)............................................................
   10.6      Trust Agreement for Supplemental Retirement Plan of the Company and the
             Senior Supplemental Retirement Plan of the Company, as amended. (Filed as Exhibit No. 10.6 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.).....................................

                                                                                      SEQUENTIALLY
EXHIBIT                                                                                 NUMBERED
 NUMBER                                    DESCRIPTION                                    PAGE
--------     -----------------------------------------------------------------------  -------------
  10.7       Senior Supplemental Retirement Plan, as amended. (Filed as Exhibit No.
             10.7 to Annual Report on Form 10-K, for the fiscal year ended December
             31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)............................................................
  10.8 (a)   Excess Benefit Plan of the Company. (Filed as Exhibit No. (10)(vi) to
             Annual Report on Form 10-K, for the Fiscal Year Ended December 31,
             1993, Commission File Number 1-8007, and incorporated herein by reference.)............................................................
  10.8 (b)   Amendment to Excess Benefit Plan of the Company. (Filed as Exhibit No.
             10.8 to Annual Report on Form 10-K, for the fiscal year ended December
             31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)............................................................
  10.8 (c)   Trust Agreement for Excess Benefit Plan. (Filed as Exhibit No. 10.8 to
             Annual Report on Form 10-K, for the fiscal year ended December 31,
             1995, Commission File Number 1-8007, and incorporated herein by reference.)............................................................
  10.9       Amended Non-Qualified Stock Option Plan of 1989 of the Company and
             related agreements.....................................................
  10.10(a)   Long-Term Incentive Compensation Plan of the Company -- Senior
             Executive Plan. (Filed as Exhibit No. 10.10(a) on Form 10-Q for the
             period ended September 30, 1996, Commission File Number 1-8007, and incorporated herein by reference.).....................................
  10.10(b)   Long-Term Incentive Compensation Plan of the Company (Filed as Exhibit
             No. 10.10(b) on Form 10-Q for the period ended September 30, 1996,
             Commission File Number 1-8007, and incorporated herein by
             reference.)............................................................
  10.11      1995 Restricted Stock Award Plan as amended and forms of agreement thereunder. (Filed as Exhibit No. 4.1 to Registration Statement on Form
             S-8/S-3 File No. 333-17525 which was filed on December 10, 1996, and incorporated herein by reference.).....................................
  10.12      Fremont General Corporation Employee Benefits Trust Agreement ("Grantor
             Trust") dated September 7, 1995 between the Company and Merrill Lynch
             Trust Company of California. (Filed as Exhibit No. 10.12 to Annual
             Report on Form 10-K, for the fiscal year ended December 31, 1995,
             Commission File Number 1-8007, and incorporated herein by
             reference.)............................................................
  10.13(a)   Employment Agreement between the Company and James A. McIntyre. (Filed as Exhibit No. (10)(i) to Quarterly Report on Form 10-Q for the period ended March 31, 1994, Commission File Number 1-8007, and incorporated herein by reference.)..................................................
  10.13(b)   First Amendment to Employment Agreement between the Company and James
             A. McIntyre............................................................
  10.14(a)   Employment Agreement between the Company and Louis J. Rampino. (Filed as Exhibit No. 10.14 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.).....................................
  10.14(b)   Employment Agreement between the Company and Wayne R. Bailey. (Filed as
             Exhibit No. 10.14 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.).....................................
  10.15      Management Continuity Agreement between the Company and Raymond G.
             Meyers. (Filed as Exhibit No. 10.15 to Annual Report on Form 10-K, for
             the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.).................................

                                                                                      SEQUENTIALLY
EXHIBIT                                                                                 NUMBERED
 NUMBER                                    DESCRIPTION                                    PAGE
--------     -----------------------------------------------------------------------  -------------
  10.16      1996 Management Incentive Compensation Plan of the Company. (Filed as
             Exhibit No. 10.16 to Quarterly Report on Form 10-Q, for the period ended March 31, 1996, Commission File Number 1-8007, and incorporated herein by reference.)..................................................
  10.17      Continuing Compensation Plan for Retired Directors. (Filed as Exhibit
             No. 10.17 to Annual Report on Form 10-K, for the fiscal year ended
             December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)..................................................
  10.18      Non-Employee Directors' Deferred Compensation Plan. (Filed as Exhibit
             No. 10.18 to Annual Report on Form 10-K, for the fiscal year ended
             December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)..................................................
  10.19(a)   Amended and Restated Agreement among Fremont General Corporation,
             Various Lending Institutions and the Chase Manhattan Bank, N.A., As
             Agent. (Filed as Exhibit No. (10)(xiii) to Quarterly Report on Form
             10-Q for the period ended September 30, 1995, Commission File Number
             1-08007, and incorporated herein by reference.)........................
  10.19(b)   Amendment to Credit Agreement. (Filed as Exhibit No. 10.19(b) to Annual
             Report on Form 10-K, for the fiscal year ended December 31, 1995,
             Commission File Number 1-8007, and incorporated herein by
             reference.)............................................................
  10.20      Keep Well Agreement, dated as of August 24, 1995 by the Company in connection with the Credit Agreement among Fremont General Corporation,
             Various Lending Institutions and the Chase Manhattan Bank, N.A., As
             Agent. (Filed as Exhibit No. 10.20 to Annual Report on Form 10-K, for
             the fiscal year ended December 31, 1995. Commission File Number 1-8007, and incorporated herein by reference.).................................
  10.21      Credit Agreement $15,000,000 by and among Merrill Lynch Trust Company of California as trustee for the Fremont General Corporation Employee
             Stock Ownership Trust. The Plan Committee (hereinafter described) on behalf of the Fremont General Corporation Employee Stock Ownership
             Plan, Fremont General Corporation, and First Interstate Bank of
             California August 10, 1995. (Filed as Exhibit No. (10)(viii) to
             Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.).................................
    (11)     Statement re: Computation of per share earnings........................
    (21)     Subsidiaries of the Company............................................
    (23)     Consent of Ernst & Young LLP independent Auditors......................
    (27)     Financial Data Schedule................................................
    (28)     Information from reports provided to state insurance regulatory
             authorities............................................................      P

     (b) REPORT ON FORM 8-K. None filed during the quarter ended December 31, 1996.