Form 10-Q
period 1997-03-31
FREMONT GENERAL CORP
filed 1997-05-15
CIK 38984

--------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

X     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                    SHARES OUTSTANDING
           CLASS                                      APRIL 28, 1997
-----------------------------                       ------------------
Common Stock, $1.00 par value                            29,419,638


--------------------------------------------------------------------------------

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - Financial Information


                                                                       Page No.
                                                                       ---------
Item   1.    Financial Statements

               Consolidated Balance Sheets
                  March 31, 1997 and December 31, 1996 ..............      3

               Consolidated Statements of Income
                  Three Months Ended March 31, 1997 and 1996 ........      4

               Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1997 and 1996 ........      5

               Notes to Consolidated Financial Statements on
                  Form 10-Q .........................................      6

Item   2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...............      7


                           PART II - Other Information


Items  1-5   Not applicable

Item   6.    Exhibits and Reports on Form 8-K .......................     17

Signature ...........................................................     21

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,   DECEMBER 31,
                                                                                       1997          1996
                                                                                    -----------  ------------
                                                                                    (UNAUDITED)
                                                                                      (THOUSANDS OF DOLLARS)

ASSETS
Securities available for sale at fair value:
   Fixed maturity investments  (cost: 1997 - $1,050,641; 1996 - $1,004,248) ...     $ 1,021,261   $ 1,005,147
   Non-redeemable preferred stock  (cost: 1997 - $368,911; 1996 - $351,812) ...         380,845       354,958
                                                                                    -----------   -----------
      Total securities available for sale .....................................       1,402,106     1,360,105
Loans receivable ..............................................................       1,805,937     1,688,040
Short-term investments ........................................................         156,910       118,582
Other investments .............................................................           5,537         5,623
                                                                                    -----------   -----------
      TOTAL INVESTMENTS AND LOANS .............................................       3,370,490     3,172,350

Cash ..........................................................................          50,843        55,378
Accrued investment income .....................................................          22,201        26,794
Premiums receivable and agents' balances ......................................          99,636        99,404
Reinsurance recoverable on paid losses ........................................          11,702        13,173
Reinsurance recoverable on unpaid losses ......................................         429,384       438,459
Deferred policy acquisition costs .............................................          26,466        25,551
Costs in excess of net assets acquired ........................................          66,439        67,287
Deferred income taxes .........................................................          68,342        64,035
Other assets ..................................................................          86,664        79,881
Assets held for discontinued operations .......................................         269,413       265,200
                                                                                    -----------   -----------
      TOTAL ASSETS ............................................................     $ 4,501,580   $ 4,307,512
                                                                                    ===========   ===========

LIABILITIES
Claims and policy liabilities:
   Losses and loss adjustment expenses ........................................     $ 1,205,611   $ 1,256,345
   Life insurance benefits and liabilities ....................................         197,216       202,465
   Unearned premiums ..........................................................          93,973        87,422
   Dividends to policyholders .................................................          30,456        33,093
                                                                                    -----------   -----------
      TOTAL CLAIMS AND POLICY LIABILITIES .....................................       1,527,256     1,579,325

Reinsurance premiums payable and funds withheld ...............................           4,039         4,106
Other liabilities .............................................................          56,471        65,574
Thrift deposits ...............................................................       1,185,020     1,114,352
Short-term debt ...............................................................         180,205        16,896
Long-term debt ................................................................         643,319       636,456
Liabilities of discontinued operations ........................................         235,899       231,686
                                                                                    -----------   -----------
      TOTAL LIABILITIES .......................................................       3,832,209     3,648,395

Commitments and contingencies

Company-obligated mandatorily redeemable preferred securities of
   subsidiary Trust holding solely Company junior subordinated debentures .....         100,000       100,000

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share -- Authorized: 49,500,000 shares;
   issued and outstanding: (1997 - 29,419,000 and 1996 - 28,093,000) ..........          29,419        28,093
Additional paid-in capital ....................................................         188,373       168,452
Retained earnings .............................................................         439,152       419,136
Deferred compensation .........................................................         (76,233)      (59,193)
Net unrealized gain (loss) on investments, net of deferred taxes ..............         (11,340)        2,629
                                                                                    -----------   -----------
      TOTAL STOCKHOLDERS' EQUITY ..............................................         569,371       559,117
                                                                                    -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................     $ 4,501,580   $ 4,307,512
                                                                                    ===========   ===========

See notes to consolidated financial statements on Form 10-Q.


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       1997           1996
                                                                    ---------      ---------
                                                                     (THOUSANDS OF DOLLARS,
                                                                      EXCEPT PER SHARE DATA)
REVENUES
Property and casualty premiums earned .........................     $ 115,228      $ 126,677
Net investment income .........................................        29,777         33,777
Loan interest .................................................        44,177         38,036
Realized investment losses ....................................          (531)          (661)
Other revenue .................................................         6,084          5,804
                                                                    ---------      ---------
        Total Revenues ........................................       194,735        203,633

EXPENSES
Losses and loss adjustment expenses ...........................        73,097         93,677
Policy acquisition costs ......................................        23,511         25,520
Provision for loan losses .....................................         1,729          3,518
Other operating costs and expenses ............................        29,800         25,533
Interest expense ..............................................        30,776         28,154
                                                                    ---------      ---------
        Total Expenses ........................................       158,913        176,402
                                                                    ---------      ---------

Income before taxes ...........................................        35,822         27,231
Income tax expense ............................................        11,463          8,714
                                                                    ---------      ---------

          NET INCOME ..........................................     $  24,359      $  18,517
                                                                    =========      =========


PER SHARE DATA
 Net income:
      Primary .................................................     $    0.87      $    0.72
      Fully diluted ...........................................          0.75           0.60

 Cash dividends ...............................................          0.15           0.15

Weighted average shares:
      Primary .................................................        28,077         25,802
      Fully diluted ...........................................        33,879         33,010




See notes to consolidated financial statements on Form 10-Q.


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                              1997             1996
                                                                          -----------      -----------
                                                                             (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Net income ..........................................................     $    24,359      $    18,517
Adjustments to reconcile net income to net cash provided
    by operating activities:
     Change in premiums receivable and agents' balances
         and reinsurance recoverable on paid losses .................           1,239            2,925
     Change in accrued investment income ............................           4,593            1,387
     Change in claims and policy liabilities ........................         (38,639)         (37,292)
     Amortization of policy acquisition costs .......................          23,511           25,520
     Policy acquisition costs deferred ..............................         (24,426)         (25,244)
     Provision for deferred income taxes ............................           3,215              553
     Provision for loan losses ......................................           1,729            3,518
     Provision for depreciation and amortization ....................           7,119            5,422
     Net amortization on fixed maturity investments .................          (4,335)          (6,360)
     Realized investment losses .....................................             531              661
     Change in other assets and liabilities .........................          (5,519)         (22,188)
                                                                          -----------       ----------
        NET CASH USED IN OPERATING ACTIVITIES .......................          (6,623)         (32,581)

INVESTING ACTIVITIES
 Securities available for sale:
     Purchases of securities ........................................      (1,138,265)        (711,633)
     Sales of securities ............................................       1,066,262          485,579
     Securities matured or called ...................................          12,315           21,149
(Increase) decrease in short-term and other investments .............         (38,242)          15,726
Loan originations and bulk purchases funded .........................        (224,559)        (114,371)
Receipts from repayments of loans ...................................         104,933          142,269
Purchase of property and equipment ..................................          (3,876)          (2,545)
                                                                          -----------       ----------
        NET CASH USED IN INVESTING ACTIVITIES .......................        (221,432)        (163,826)

FINANCING ACTIVITIES
Proceeds from short-term debt .......................................         159,801           74,311
Repayments of short-term debt .......................................               -          (70,848)
Proceeds from long-term debt ........................................          15,000           74,000
Repayments of long-term debt ........................................          (6,000)         (38,004)
Net increase in thrift deposits .....................................          70,668           37,836
Annuity contract receipts ...........................................             878           57,777
Annuity contract withdrawals ........................................          (5,233)          (7,606)
Proceeds from sale of Preferred Securities ..........................               -          100,000
Dividends paid ......................................................          (4,059)          (3,325)
Stock options exercised .............................................          12,857              975
Net increase in deferred compensation plans .........................         (20,392)         (25,703)
                                                                          -----------       ----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES ...................         223,520          199,413
                                                                          -----------       ----------

INCREASE (DECREASE) IN CASH .........................................          (4,535)           3,006

Cash at beginning of year ...........................................          55,378           39,559
                                                                          -----------       ----------

CASH AT MARCH 31, ...................................................     $    50,843      $    42,565
                                                                          ===========      ===========

See notes to consolidated financial statements on Form 10-Q.


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                   (UNAUDITED)


NOTE A --- BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

     These statements have been prepared in accordance with generally accepted accounting principles and, accordingly, adjustments (consisting of normal accruals) have been made as management considers necessary for fair presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.


NOTE B --- STOCKHOLDERS' EQUITY

     During the first three months of 1997, the Company purchased an aggregate 864,824 shares at an aggregate cost of approximately $26 million to fund stock-based management and employee benefit programs.


NOTE C --- NEW ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FASB 128"), "Earnings Per Share and Disclosure of Information about Capital Structure" which is effective for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share was nil for the quarter ended March 31, 1997 but would have resulted in an increase of $0.03 per share for the quarter ended March 31, 1996. There was no impact on fully diluted earnings per share for these quarters.

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

RESULTS OF OPERATIONS

     Fremont General Corporation is engaged domestically in select insurance and financial services businesses. Fremont General's insurance business includes one of the largest underwriters of workers' compensation insurance in the nation. The Company also provides medical malpractice insurance. Fremont General's financial services business includes commercial real estate lending, residential real estate lending, commercial finance and premium financing. The Company's total assets as of March 31, 1997 were $4.5 billion. The primary operating strategy of the Company is to build upon its core business units through acquisition opportunities and new business development. The Company's secondary strategy is to achieve income balance and geographic diversity among its business units in order to limit the exposure of the Company to industry, market and regional concentrations. The Company's stock is traded on the New York Stock Exchange under the symbol "FMT" (NYSE: FMT).

     The following table presents information for the quarters ended March 31, 1997 and 1996 with respect to the Company's primary business segments.

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                1997           1996
                                                             ----------     ----------
                                                               (THOUSANDS OF DOLLARS)

Revenues:
    Property and casualty ...............................    $  142,503     $  156,004
    Financial services ..................................        52,223         47,226
    Corporate ...........................................             9            403
                                                             ----------     ----------
             Total ......................................    $  194,735     $  203,633
                                                             ==========     ==========

Income (Loss) Before Taxes:
    Property and casualty ...............................    $   32,409    $    24,963
    Financial services ..................................        10,479          7,515
    Corporate ...........................................        (7,066)        (5,247)
                                                             ----------    -----------
             Total ......................................    $   35,822    $    27,231
                                                             ==========    ===========


     The Company generated revenues of approximately $195 million for the first quarter ended March 31, 1997, as compared to $204 million for the first quarter of 1996. Revenues were slightly lower in the first quarter of 1997 as compared to the same period of 1996, due primarily to lower workers' compensation insurance premiums, offset partially by higher loan interest revenues in the financial services segment. The lower workers' compensation insurance premiums were due primarily to lower premiums earned in the mid-west region, particularly Illinois. See "Property and Casualty Insurance Operations - Premiums." Higher loan interest revenues in the financial services segment were due mainly to significant growth in the average loan portfolios of the real estate lending and commercial finance operations. See "Financial Services." Realized investment losses in the first quarter ended March 31, 1997 were $531,000, compared to $661,000, for the first quarter in 1996.

     The Company posted a 32% increase in net income to $24.4 million or $0.87 per share for the first quarter of 1997, from $18.5 million or $0.72 per share for the first quarter of 1996. Income before taxes for the first quarter of 1997 was $35.8 million as compared to $27.2 million for the same period of 1996, also representing an increase of 32%.

     Workers' compensation insurance operations posted income before taxes of $33.3 million for the first quarter of 1997, as compared to $25.4 million for the first quarter of 1996. The 31% increase in income before taxes was due primarily to the recognition of continued lower claim frequency in both the west and mid-west regions. The combined ratio for the quarter ended March 31, 1997 was 90.2% compared to 99.5% for the same quarter of 1996.

     The Company's professional medical liability, corporate and other segment is composed principally of revenues and expenses that pertain to the Company's professional medical liability business ("medical malpractice"), as well as miscellaneous expenses associated with the Company's downstream property and casualty insurance holding company, Fremont Compensation Insurance Group ("FCIG"). Medical malpractice premiums earned were $7.4 million for the first quarter of 1997, compared to $6.9 million for the first quarter of 1996. Income before taxes for the medical malpractice business was $905,000 for the first quarter of 1997, compared to $923,000 for the same period of 1996. Expenses of FCIG include interest expense on debt and other obligations of $1.5 million for the quarter ended March 31, 1997, flat as compared to $1.5 million for the same period in 1996. Since the operations of FCIG consist primarily of interest expense and overhead expenses, management does not expect it to operate at a profit.

     The financial services business segment posted income before taxes for the quarter ended March 31, 1997 of $10.5 million, up 40% as compared to $7.5 million for the same quarter of 1996. This increase was due mainly to the general growth in the average loan portfolio. The average loan portfolio grew to $1.79 billion in the first quarter ended March 31, 1997 from $1.52 billion in the same period of 1996.

     Corporate revenues during the quarter ended March 31, 1997 and 1996 consisted primarily of investment income, while corporate expenses consisted primarily of interest expense and general and administrative expenses. The corporate loss before income taxes for the first quarter of 1997 was $7.1 million as compared to $5.2 million for the same period of 1996. The increase in the corporate loss before taxes was due primarily to lower investment income and increased administrative expenses.

     Income tax expense of $11.5 million and $8.7 million for the first quarters ended March 31, 1997 and March 31, 1996, respectively, represent an effective tax rate of 32.0% on respective pre-tax income of $35.8 million and $27.2 million. These effective tax rates are lower than the enacted federal income tax rate of 35%, due primarily to tax exempt investment income which reduces the Company's taxable income.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

     The following table represents information for the quarters ended March 31, 1997 and 1996 with respect to the Company's property and casualty insurance operations:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                1997           1996
                                                             ----------     ----------
                                                               (THOUSANDS OF DOLLARS)

    Revenues ...........................................     $  142,503     $  156,004
    Expenses ...........................................        110,094        131,041
                                                             ----------     ----------
    Income Before Taxes ................................     $   32,409     $   24,963
                                                             ==========     ==========


     Revenues from the property and casualty insurance operations consist primarily of workers' compensation insurance premiums earned and net investment income. Expenses are comprised mainly of loss and loss adjustment expenses, policy acquisition costs and other operating costs and expenses.

     PREMIUMS. Premiums earned from the Company's workers' compensation insurance operations were $107.6 million in the quarter ended March 31, 1997, as compared to $119.4 million in the same quarter of 1996. The lower premiums were due primarily to lower premium rates in the mid-west region. For the first quarter ended March 31, 1997, the Company's workers' compensation insurance premiums earned in its mid-western region, consisting primarily of Illinois, accounted for $66.5 million, or 61.8% of the Company's total workers' compensation insurance premiums earned. This is compared to $74.5 million, or 62.4% in premiums earned in the same period of 1996. These lower premiums earned were due mainly to continued price competition in Illinois, where an overall average decrease of 10.0% in advisory premium rates, which workers' compensation insurance companies in Illinois tend to follow, became effective January 1, 1997. The Company's workers' compensation insurance premiums earned in its western region, consisting primarily of California, accounted for $41.1 million, or 38.2% of the Company's total workers' compensation insurance premiums earned. This represents a modest decrease of $3.7 million from the same period in 1996 and is due mainly to continued price competition in California, which adopted an open rating system effective January 1, 1995. See "Variability of Operating Results" and "Workers' Compensation Regulation."

     NET INVESTMENT INCOME. Net investment income within the property and casualty insurance operations was $27.8 million in the quarter ended March 31, 1997, as compared to $30.0 million for the quarter ended March 31, 1996. Lower net investment income was earned in the quarter ended March 31, 1997, due primarily to a lower average investment portfolio.

     LOSS AND LOSS ADJUSTMENT EXPENSE. Workers' compensation loss and loss adjustment expenses ("LAE") were $66.8 million and $88.0 million for the quarters ended March 31, 1997 and 1996, respectively. In addition, the ratio of these losses and LAE to workers' compensation insurance premiums earned ("loss ratio") was 62.0% and 73.7% for the quarters ended March 31, 1997 and 1996, respectively. The decrease in the loss ratio was due primarily to the recognition of continued lower claim frequency in the Company's west and mid-west regions.

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

     POLICY ACQUISITION COSTS AND OTHER OPERATING COSTS AND EXPENSES. The ratio of policy acquisition costs and other operating costs and expenses to premiums earned is referred to as the expense ratio, which for the Company's workers' compensation business was 28.2% for the quarter ended March 31, 1997, as compared to 25.8% in the same quarter of 1996. The increase in this ratio was due primarily to higher agents' commission costs and higher operating costs and expenses.

     DIVIDENDS TO POLICYHOLDERS. In the quarters ended March 31, 1997 and March 31, 1996, there were no dividends accrued. This is due primarily to the type of workers' compensation insurance policies written by the Company. The Company's workers' compensation insurance policies are predominately written as non-participating, which does not include provisions for dividend consideration.

     VARIABILITY OF OPERATING RESULTS. The Company's profitability can be affected significantly by many factors including competition, the severity and frequency of claims, interest rates, regulations, court decisions, the judicial climate, and general economic conditions and trends, all of which are outside of the Company's control. These factors have contributed, and in the future could contribute, to significant variation of results of operations in different aspects of the Company's business from quarter to quarter and year to year. With respect to the workers' compensation insurance business, changes in economic conditions can lead to reduced premium levels due to lower payrolls as well as increased claims due to the tendency of workers who are laid off to submit workers' compensation claims. Legislative and regulatory changes can also contribute to variable operating results for workers' compensation insurance businesses. For example, in 1995 the Company experienced the negative impact of lower premiums and lower profitability on the Company's California workers' compensation business due to increased price competition resulting from legislation enacted in California in July 1993 which, among other things, repealed the minimum rate law effective January 1, 1995. Additionally, price competition in Illinois continues to impact the Company's profitability, where overall average decreases of 10.0% and 13.6% in advisory premium rates, which workers' compensation insurance companies in Illinois tend to follow, became effective January 1, 1997 and January 1, 1996, respectively. See "Workers' Compensation Regulation." The Company anticipates that its results of operations and financial condition will continue to be adversely affected by the increased price competition which has lowered the Company's workers' compensation insurance premiums earned in California and Illinois. Also, the establishment of appropriate reserves necessarily involves estimates, and reserve adjustments have caused significant fluctuations in operating results from year to year.

     WORKERS' COMPENSATION REGULATION. Illinois began operating under an open rating system in 1982 and California began operating under such a system effective January 1, 1995. In an open rating system, workers' compensation companies are provided with advisory rates by job classification and each insurance company determines its own rates based in part upon its particular operating and loss costs. Although insurance companies are not required to adopt such advisory premium rates, companies in Illinois generally follow such rates. This characteristic has resulted in price competition in Illinois, where overall average decreases in advisory premium rates of 10.0% and 13.6% became effective January 1, 1997 and 1996, respectively. However, insurance companies in California have, since the adoption of an open rating system, generally set their premium rates below such advisory premium rates. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier.

FINANCIAL SERVICES

     The Company's financial services operations, which are comprised of the results of Fremont General Credit Corporation ("FGCC"), are principally engaged in commercial and residential real estate lending, commercial finance and premium financing. Revenues consist primarily of interest income and, to a lesser extent fees and other income.

     The following table presents information with respect to the Company's financial services operations:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                1997           1996
                                                             ----------     ----------
                                                               (THOUSANDS OF DOLLARS)

    Revenues ...........................................     $   52,223     $   47,226
    Expenses ...........................................         41,744         39,711
                                                             ----------     ----------
    Income Before Taxes ................................     $   10,479     $    7,515
                                                             ==========     ==========


     Revenues increased 11% in the first quarter ended March 31, 1997, as compared to the same period of 1996, due primarily to greater loan interest revenue attributable to the significant growth in the average loan portfolio of the commercial and residential real estate lending and commercial finance operations to $1.8 billion in the three month period ending March 31, 1997 from $1.5 billion in the same period of 1996.

     Income before taxes in the financial services operations was $10.5 million for the quarter ended March 31, 1997, as compared to $7.5 million for the same quarter of 1996. The 40% increase in income before taxes in the first quarter of 1997 was due primarily to higher income before taxes in the real estate lending operation. Contributing to this higher income before taxes were higher loan interest revenue due to a greater average real estate loan portfolio, a higher net interest margin, and a lower loan loss provision relative to loans receivable, which resulted from lower loan loss experience. These conditions were partially offset by increases in operating expenses.

Additionally, higher income before taxes was achieved in the commercial finance operation through a lower provision for loan losses, offset partially by a decrease in net interest margin and an increase in operating expenses. The lower loan loss provision occurred as the Company's results in the first quarter of 1996 were adversely impacted by a specific loan loss provision associated with one loan in the commercial finance loan portfolio. This loan was fully charged-off by December 31, 1996.

     The following table identifies the interest income, interest expense, average interest-bearing assets and liabilities, and interest margins for the Company's financial services operations:



                                                                          THREE MONTHS ENDED MARCH 31,
                                                 -------------------------------------------------------------------------------
                                                                   1997                                      1996
                                                 -------------------------------------     -------------------------------------
                                                     AVERAGE                   YIELD/          AVERAGE                   YIELD/
                                                     BALANCE       INTEREST    COST(1)         BALANCE      INTEREST     COST(1)
                                                 --------------  ----------  ---------     --------------  ---------   ---------
                                                                       (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest bearing assets (2):
   Commercial finance, premium
    finance and other loans .................    $     637,628  $    16,860    10.58%    $      637,448  $    17,535    11.00%
   Thrift and loan:
    Cash equivalents ........................           91,945        1,172     5.10            182,539        2,457     5.38
    Investments .............................           44,311          622     5.61             19,883          286     5.75
    Commercial real estate loans ............          872,406       20,712     9.50            715,777       17,000     9.50
    Residential real estate loans ...........          280,163        6,735     9.62            176,172        4,128     9.37
    Other thrift loans ......................            1,224           39    12.75                802           18     8.98
                                                 -------------  -----------              --------------  -----------
   Total interest bearing assets ............    $   1,927,677  $    46,140     9.57%    $    1,732,621  $    41,424     9.56%
                                                 =============  ===========              ==============  ===========

Interest bearing liabilities:
   Savings deposits .........................    $     238,303  $     2,924     4.91%    $      260,322  $     3,383     5.20%
   Time deposits ............................          917,629       13,153     5.73            705,080       10,314     5.85
   Commercial paper and other ...............            1,757           12     2.73              3,559           64     7.19
   Securitization obligation ................          294,353        4,395     5.97            304,258        4,700     6.18
   Debt with banks ..........................          218,179        3,549     6.51            210,449        3,410     6.48
   Debt from affiliates .....................           49,772          612     4.92             58,240          719     4.94
                                                 -------------  -----------               -------------  -----------
   Total interest bearing liabilities .......    $   1,719,993  $    24,645     5.73%     $   1,541,908  $    22,590     5.86%
                                                 =============  ===========               =============  ===========


Net interest income .........................                   $    21,495                              $    18,834
                                                                ===========                              ===========
Net yield ...................................                                   4.46%                                    4.35%


 (1) Annualized.
 (2) Average loan balances include non-accrual loan balances.

     The margin between the Company's interest income and cost of funds increased in the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996, due primarily to an increase in the yield on residential real estate loans coupled with a lower overall cost of funds in the real estate lending operation. Partially offsetting this was a slight decrease in the net margins in the commercial finance lending segment due primarily to increases in the credit quality of the commercial loan portfolio, as well as increased competition.

     LOANS RECEIVABLE AND RESERVE ACTIVITY. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:

                                                         MARCH 31,                 DECEMBER 31,
                                                            1997                      1996
                                                   -----------------------    --------------------
                                                                   % OF                      % OF
                                                      AMOUNT       TOTAL       AMOUNT        TOTAL
                                                   ------------   ------    ------------     -----
                                                        (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Accounts receivable and inventory loans:
   Commercial finance .......................      $    403,857      22%    $    385,734       22%
Term loans:
   Thrift and loan ..........................         1,205,260      65        1,113,950       65
   Commercial finance, premium finance
   and other loans ..........................           235,937      13          226,103       13
                                                   ------------   ------    ------------    -----
     Total term loans .......................         1,441,197      78        1,340,053       78
                                                   ------------   ------    ------------    -----
     Total loans ............................         1,845,054     100        1,725,787      100
Less allowance for possible loan losses .....            39,117       2           37,747        2
                                                   ------------   ------    ------------    -----
   Loans receivable .........................      $  1,805,937      98%    $  1,688,040       98%
                                                   ============   ======    ============    =====


     The following table illustrates the maturities of the Company's loans receivable:

                                                         MATURITIES AT MARCH 31, 1997
                                             --------------------------------------------------
                                              1 TO 24        25-60        OVER 60
                                               MONTHS        MONTHS        MONTHS       TOTAL
                                             -----------   ---------   -----------   ----------
                                                            (THOUSANDS OF DOLLARS)

Accounts receivable and inventory
  loans -- variable rate ...............     $  403,857    $       -    $        -   $  403,857
Term loans -- variable rate ............        206,570      521,161       514,572    1,242,303
Term loans -- fixed rate ...............         99,287       57,237        42,370      198,894
                                             ----------    ---------    ----------   ----------
    Total ..............................     $  709,714    $ 578,398    $  556,942   $1,845,054
                                             ==========    =========    ==========   ==========


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

     The following table describes the asset classifications, loss experience and reserve reconciliation of the real estate lending and commercial finance operations as of or for the periods ended as shown below:

                                                                              MARCH 31,
                                                                     --------------------------
                                                                         1997           1996
                                                                     -----------    -----------
                                                                       (THOUSANDS OF DOLLARS,
                                                                           EXCEPT PERCENTS)

Non-accrual loans ..............................................     $    22,958    $    27,089
Accrual loans 90 days past due .................................           1,128          1,595
Real estate owned ("REO") ......................................          11,285          8,057
                                                                     -----------    -----------
Total non-performing assets ....................................     $    35,371    $    36,741
                                                                     ===========    ===========

Beginning allowance for possible loan losses ...................     $    37,747    $    31,781
Provision for loan losses ......................................           1,729          3,518
Reserves established with portfolio acquisitions ...............               -          1,830
Charge-offs:
   Commercial finance, premium finance and other loans .........             758          4,011
   Thrift and Loan:
       Commercial real estate ..................................             142            970
       Residential real estate loans ...........................             205              -
       Other thrift loans ......................................               -             95
                                                                     -----------    -----------
   Total charge-offs ...........................................           1,105          5,076
                                                                     -----------    -----------
Recoveries:
  Commercial finance, premium finance and other loans ..........              13              7
   Thrift and Loan:
       Commercial real estate ..................................             167             19
       Residential real estate loans ...........................             532             35
       Other thrift loans ......................................              34             60
                                                                     -----------    -----------
   Total recoveries ............................................             746            121
                                                                     -----------    -----------
Net charge-offs ................................................             359          4,955
                                                                     -----------    -----------
Ending allowance for possible loan losses ......................     $    39,117    $    32,174
                                                                     ===========    ===========


Allocation of allowance for possible loan losses:
   Commercial finance, premium finance and other loans .........     $    12,673    $    14,366
   Thrift and loan .............................................          26,444         17,808
                                                                     -----------    -----------
   Total allowance for possible loan losses ....................     $    39,117    $    32,174
                                                                     ===========    ===========


Total loans receivable .........................................     $ 1,845,054    $ 1,499,105
Average total loans receivable .................................     $ 1,786,059    $ 1,520,177
Net charge-offs to average total loans receivable (annualized)..            0.08%          1.30%
Non-performing assets to total loans receivable ................            1.92%          2.45%
Allowance for possible loan losses to total loans receivable ...            2.12%          2.15%
Allowance for possible loan losses to non-performing assets ....          110.59%         82.57%
Allowance for possible loan losses to non-accrual
   loans and accrual loans 90 days past due ....................          162.41%        112.17%


     Non-performing assets decreased slightly to $35.4 million at March 31, 1997 from $36.7 million at March 31, 1996. This decrease is due primarily to a decrease in non-accrual real estate loans, offset partially by an increase in REO in the real estate lending operation. The decrease in non-accrual loans was due primarily to improved loan loss experience.

     The lower provision for loan losses in the quarter ended March 31, 1997 as compared to the same quarter of the prior year, is due primarily to improved loan loss experience in the real estate lending operation.

Additionally, a lower loan loss provision occurred in the commercial finance operation as the Company was adversely impacted in the first quarter of 1996 by a specific loan loss provision associated with one loan in the commercial finance loan portfolio. Substantially all of the charge-offs in the commercial finance segment in the first quarter of 1996 were also related to this loan. The Company's overall improved loan loss experience is evidenced by the decreases in both the ratio of net charge-offs to average total loans receivable and the ratio of non-performing assets to total loans receivable in the preceding table. The Company's allowance for possible loan losses was strengthened in the first quarter of 1997 as indicated by the increase in the ratio of the allowance for possible loan losses to non-accrual loans and accrual loans 90 days past due to 162.41% from 112.17% at the quarters ended March 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The property and casualty insurance operations must have cash and liquid assets available to meet their obligations to policyholders in accordance with contractual obligations, in addition to having the funds available to meet ordinary operating costs. These operations have several sources of funds to meet their obligations, including cash flow from operations, recoveries from reinsurance contracts and investment securities. By statute, the majority of the cash from these operations is required to be invested in investment grade securities to provide protection for policyholders. The Company invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's investment portfolio had an unrealized gain (loss) of $(17.4) million and $4.0 million at March 31, 1997 and December 31, 1996, respectively.

     The Company's thrift and loan subsidiary, which is principally engaged in real estate lending, finances its lending activities primarily through customer deposits, which have grown to $1.185 billion at March 31, 1997 from $1.114 billion at December 31, 1996. In addition, this subsidiary is eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"). This financing is available at varying rates and terms. As of March 31, 1997, $252 million was available under the facility with $30 million outstanding.

     The Company's commercial finance operation funds its lending activities primarily through its asset securitization program, an unsecured revolving line of credit with a syndicated bank group and its capital. The asset securitization program was established to provide a stable and cost effective source of funds to facilitate the expansion of this business. As of March 31, 1997, an aggregate $235 million senior series and a $30 million subordinated series of asset-backed certificates were outstanding. The interest rate on the certificates, set monthly, ranged from LIBOR plus 0.34% to LIBOR plus 0.95% at March 31, 1997. The securities issued in this program have a scheduled maturity of three to five years, but could mature earlier depending on fluctuations in outstanding balances of loans in the portfolio and other factors. As of March 31, 1997, up to $365 million in additional publicly offered asset-backed certificates may be issued pursuant to a shelf registration statement to fund future growth in the commercial finance portfolio. In February 1996, $135 million of the senior series certificates ("Series C") were issued. The proceeds were used, in conjunction with existing cash, to retire $200 million in Series A certificates, which were outstanding as of December 31, 1995. In December 1995, a commercial paper facility was established as part of the asset securitization program. This facility, which expires in December 1998, provides for the issuance of up to $150 million in commercial paper, dependent upon the level of assets within the asset securitization program. As of March 31, 1997, $44 million was outstanding under this facility. The commercial finance operation's unsecured revolving line of credit is with a syndicated bank group that presently permits borrowings of up to $400 million, which includes a revolving credit facility of $300 million expiring August 1998 and a term loan of $100 million maturing 2001. The balance outstanding at March 31, 1997 of the revolving credit facility and the term loan was $117 million and $100 million, respectively, with a weighted average interest rate of 5.98%. This credit line is primarily used to finance assets which are not included in the Company's asset securitization program.

     As a holding company, Fremont General pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, management fees paid by its subsidiaries and dividends paid by its subsidiaries. Stockholders' dividends declared aggregated $4.3 million and $3.7 million for the three months ended March 31, 1997 and 1996, respectively. Several of the Company's subsidiaries are subject to certain statutory and regulatory restrictions and various agreements, principally loan agreements, that restrict their ability to distribute dividends to the Company. The Company expects that during the next few years dividends from its subsidiaries will consist of dividends from its property and casualty subsidiaries and dividends on preferred stock of its thrift and loan holding company and commercial finance subsidiaries. The maximum amount available for payment of dividends by the property and casualty subsidiaries during 1997, without prior regulatory approval, is approximately $62.6 million.

     To facilitate general corporate operations, the Company maintains a revolving line of credit with a syndicated bank group that currently permits borrowings of up to $200 million, of which $25 million was outstanding as of March 31, 1997. In August 1997, this credit line converts to a term loan of up to $100 million, with scheduled semi-annual payments through August 2001. In addition, the Company has an externally financed loan to its Employee Stock Ownership Plan ("ESOP") with a bank totaling $11 million. The maximum principal amount of this loan is $15 million. The loan is due in seven equal annual installments that commenced April 1, 1996 and is secured by certain shares of the ESOP. The balance outstanding at March 31, 1997 was $8.6 million. The interest and principal payments are guaranteed by the Company.

     During the third quarter of 1996, an aggregate $71,243,000 principal amount at maturity of Liquid Yield Option (TM) Notes due October 12, 2013 (Zero Coupon-Subordinated) were converted into 1,374,000 shares of the Company's Common Stock. The effect of the conversions was an increase in stockholders' equity and a decrease in long-term debt of $30 million.

     On March 1, 1996, Fremont General Financing I, a statutory business trust (the "Trust") and consolidated wholly-owned subsidiary of the Company, sold $100 million of 9% Trust Originated Preferred Securities (SM) ("the Preferred Securities") in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. The proceeds from the sale of the Preferred Securities were invested in 9% Junior Subordinated
Debentures of the Company ("the Junior Subordinated Debentures"). The proceeds from the sale of the Junior Subordinated Debentures were used to repay approximately $50 million in revolving bank line of credit indebtedness, with the remainder used for general corporate purposes. The $100 million Junior Subordinated Debentures are the sole asset of the Trust. The Preferred Securities will be redeemed upon maturity of the Junior Subordinated Debentures in 2026, subject to the election available to the Company to extend the maturity up to 2045, and they may be redeemed, in whole or in part, at any time on or after March 31, 2001 and under certain specified circumstances. The Junior Subordinated Debentures rank PARI PASSU with the Company's $300,600,000 aggregate principal amount at maturity of Liquid Yield Option(TM) Notes due 2013, and subordinate and junior to all senior indebtedness of the Company. Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by the Company.

     Net cash used in operating activities of continuing operations was $6.6 million and $32.6 million for the quarter ended March 31, 1997 and 1996, respectively. Net cash used in continuing operations decreased in the three months ended March 31, 1997, due primarily to an increase in net income and a reduction in the settlement of certain accrued operating expenses.

     Net cash used in investing activities increased to $221.4 million from $163.8 million for the quarters ended March 31, 1997 and 1996, respectively. The increase in net cash used in investing activities was due mainly to an increase in loan originations, net of loan repayments, partially offset by a decrease in investment purchases, net of sales and maturities. The increase in loan originations is consistent with the general growth in the Company's financial services' loan portfolio.

     Net cash provided by financing activities was $223.5 million and $199.4 million for the quarters ended March 31, 1997 and 1996, respectively. Net cash provided by financing activities increased in the quarter ended March 31, 1997, due primarily to an increase in short-term debt proceeds, net of repayments, an increase in thrift deposits, and a decrease in the funding of certain deferred compensation plans, net of stock options exercised. Contributing to the increase in short-term debt proceeds were $30 million in borrowings under the Company's FHLB financing facility within the thrift and loan operation, an increase of $29 million in commercial paper borrowings in the commercial finance operation and $104 million in borrowings pursuant to certain reverse repurchase agreements within the property and casualty insurance operation. Partially offsetting these increases in financing activities were decreases in annuity contract receipts, net of contract withdrawals, and a decrease in long-term debt proceeds, net of repayments. The decrease in annuity contract receipts is consistent with the Company's substantial reduction in life insurance operations which occurred on January 1, 1996. Additionally, the Company's financing activities in the first quarter of 1996 were significantly impacted by the proceeds of $100 million from the sale of the Preferred Securities which were issued on March 1, 1996.

     The amortized cost of the Company's invested assets were $1.58 billion and $1.48 billion at March 31, 1997 and December 31, 1996, respectively. The $102 million increase in the invested assets resulted primarily from the investing of certain short-term debt proceeds in the Company's property and casualty insurance operation.

     The Company's property and casualty premium to surplus ratio for the year ended December 31, 1996 was 1.2 to 1, which is within industry guidelines. The FDIC has established certain capital and liquidity standards for its member institutions, and the Company's thrift and loan subsidiary was in compliance with these standards as of March 31, 1997.

     The Company believes that its existing cash, its bank lines of credit, revenues from operations and other available sources of liquidity will be sufficient to satisfy its liquidity needs for the next several years.

NEW ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FASB 128"), "Earnings Per Share and Disclosure of Information about Capital Structure" which is effective for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share was nil for the quarter ended March 31, 1997 and would have resulted in an increase of $0.03 per share for the quarter ended March 31, 1996. There was no impact on fully diluted earnings per share for these quarters.

                           PART II - OTHER INFORMATION


ITEM 1:        Legal Proceedings.
               None.

ITEM 2:        Changes in Securities.
               None.

ITEM 3:        Defaults Upon Senior Securities.
               None.

ITEM 4:        Submission of Matters to a Vote of Security Holders.
               None.

ITEM 5:        Other Information.
               None.


ITEM 6:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) EXHIBITS.

EXHIBIT NO.                        DESCRIPTION


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

EXHIBIT
NO.                                    DESCRIPTION
-------   ----------------------------------------------------------------------

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

EXHIBIT
NO.                                    DESCRIPTION
-------   ----------------------------------------------------------------------

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

10.9 Amended Non-Qualified Stock Option Plan of 1989 and related agreements of the Company. (Filed as Exhibit No. 10.9 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1996, Commission File Number 1-8007, and incorporated herein by reference.)

10.10 1997 Stock Plan (Filed as an appendix to the definitive proxy statement which was filed on April 11, 1997 pursuant to Schedule 14A for the Annual Meeting of Stockholders, and incorporated herein by reference.)

10.11(a) Long-Term Incentive Compensation Plan of the Company - Senior Executive Plan. (Filed as Exhibit No. 10.10 (a) on Form 10-Q for the period ended September 30, 1996, Commission File Number 1-8007, and incorporated herein by reference.)

10.11(b) Long-Term Incentive Compensation Plan of the Company (Filed as Exhibit No. 10.10 (b) on Form 10-Q for the period ended September 30, 1996, Commission File Number 1-8007, and incorporated herein by reference.)

10.12 1995 Restricted Stock Award Plan as amended and forms of agreement thereunder. (Filed as Exhibit No. 4.1 to Registration Statement on Form S-8/S-3 File No. 333-17525 which was filed on December 10, 1996, and incorporated herein by reference.)

10.13 Fremont General Corporation Employee Benefits Trust Agreement ("Grantor Trust") dated September 7, 1995 between the Company and Merrill Lynch Trust Company of California. (Filed as Exhibit No. 10.12 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

EXHIBIT
NO.                                    DESCRIPTION
-------   ----------------------------------------------------------------------

10.14 Employment Agreement between the Company and James A. McIntyre. (Filed as Exhibit No. (10)(i) to Quarterly Report on Form 10-Q for the period ended March 31, 1994, Commission File Number 1-8007, and incorporated herein by reference.)

10.15(a) Employment Agreement between the Company and Louis J. Rampino. (Filed as Exhibit No. 10.14 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.15(b) Employment Agreement between the Company and Wayne R. Bailey. (Filed as Exhibit No. 10.14 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.16 Management Continuity Agreement between the Company and Raymond G. Meyers. (Filed as Exhibit No. 10.15 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.17 1996 Management Incentive Compensation Plan of the Company. (Filed as Exhibit No. 10.16 to Quarterly Report on Form 10-Q, for the period ended March 31, 1996, Commission File Number 1-8007, and incorporated herein by reference.)

10.18 Continuing Compensation Plan for Retired Directors. (Filed as Exhibit No. 10.17 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.19 Non-Employee Directors' Deferred Compensation Plan. (Filed as Exhibit No. 10.18 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.20(a) Amended and Restated Agreement among Fremont General Corporation, Various Lending Institutions and the Chase Manhattan Bank, N.A., As Agent. (Filed as Exhibit No. (10)(xiii) to Quarterly Report on Form 10-Q for the period ended September 30, 1995, Commission File Number 1-08007, and incorporated herein by reference.)

10.20(b) Amendment to Credit Agreement. (Filed as Exhibit No. 10.19 (b) to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.21 Keep Well Agreement, dated as of August 24, 1995 by the Company in connection with the Credit Agreement among Fremont General Corporation, Various Lending Institutions and the Chase Manhattan Bank, N.A., As Agent. (Filed as Exhibit No. 10.20 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1996, Commission File Number 1-8007, and incorporated herein by reference.)

10.22 Credit Agreement $15,000,000 by and among Merrill Lynch Trust Company of California as trustee for the Fremont General Corporation Employee Stock Ownership Trust. The Plan Committee (hereinafter described) on behalf of the Fremont General Corporation Employee Stock Ownership Plan, Fremont General Corporation, and First Interstate Bank of California August 10, 1995. (Filed as Exhibit No. (10)(viii) to Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

(11)      Statement re: Computation of per share earnings.

(27)      Financial Data Schedule


    (b) REPORT ON FORM 8-K.  None filed during the quarter ended March 31, 1997.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 FREMONT GENERAL CORPORATION



Date:  May 13, 1997                              /s/    LOUIS J. RAMPINO
                                                 --------------------------
                                                 Louis J. Rampino, President,
                                                 Chief Operating Officer
                                                 and Director






Date:  May 13, 1997                              /s/   JOHN A. DONALDSON
                                                 ---------------------------
                                                 John A. Donaldson, Senior Vice
                                                 President, Controller and
                                                 Chief Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT                                                                             SEQUENTIALLY
 NUMBER                            DESCRIPTION                                     NUMBERED PAGE
-------   ----------------------------------------------------------------------   -------------
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




EXHIBIT                                                                             SEQUENTIALLY
 NUMBER                            DESCRIPTION                                     NUMBERED PAGE
-------   ----------------------------------------------------------------------   -------------

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

10.9 Amended Non-Qualified Stock Option Plan of 1989 and related agreements of the Company. (Filed as Exhibit No. 10.9 to Annual Report on Form
          10-K,  for the fiscal year ended  December 31, 1996,  Commission  File
          Number 1-8007, and incorporated herein by reference.)

10.10 1997 Stock Plan (Filed as an appendix to the definitive proxy statement which was filed on April 11, 1997 pursuant to Schedule 14A for the Annual Meeting of Stockholders, and incorporated herein by reference.)



EXHIBIT                                                                             SEQUENTIALLY
 NUMBER                            DESCRIPTION                                     NUMBERED PAGE
-------   ----------------------------------------------------------------------   -------------

10.11(a)  Long-Term  Incentive   Compensation  Plan  of  the  Company  -  Senior
          Executive  Plan.  (Filed as Exhibit No. 10.10 (a) on Form 10-Q for the
          period ended September 30, 1996,  Commission  File Number 1-8007,  and
          incorporated herein by reference.)

10.11(b)  Long-Term Incentive Compensation Plan of the Company (Filed as Exhibit
          No.  10.10 (b) on Form 10-Q for the period ended  September  30, 1996,
          Commission File Number 1-8007, and incorporated herein by reference.)

10.12 1995 Restricted Stock Award Plan as amended and forms of agreement thereunder. (Filed as Exhibit No. 4.1 to Registration Statement on
          Form S-8/S-3 File No. 333-17525 which was filed on December 10, 1996, and incorporated herein by reference.)


10.13     Fremont  General   Corporation   Employee   Benefits  Trust  Agreement
          ("Grantor  Trust")  dated  September  7, 1995  between the Company and
          Merrill Lynch Trust Company of California. (Filed as Exhibit No. 10.12
          to Annual Report on Form 10-K,  for the fiscal year ended December 31,
          1995,  Commission  File  Number  1-8007,  and  incorporated  herein by reference.)

10.14 Employment Agreement between the Company and James A. McIntyre. (Filed as Exhibit No. (10)(i) to Quarterly Report on Form 10-Q for the period ended March 31, 1994, Commission File Number 1-8007, and incorporated herein by reference.)

10.15(a) Employment Agreement between the Company and Louis J. Rampino. (Filed as Exhibit No. 10.14 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.15(b) Employment Agreement between the Company and Wayne R. Bailey. (Filed as Exhibit No. 10.14 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.16     Management  Continuity  Agreement  between  the Company and Raymond G.
          Meyers. (Filed as Exhibit No. 10.15 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number
          1-8007, and incorporated herein by reference.)

10.17     1996 Management Incentive Compensation Plan of the Company.  (Filed as
          Exhibit No. 10.16 to Quarterly Report on Form 10-Q, for the period ended March 31, 1996, Commission File Number 1-8007, and incorporated herein by reference.)

10.18     Continuing Compensation Plan for Retired Directors.  (Filed as Exhibit
          No.  10.17 to Annual  Report on Form 10-K,  for the fiscal  year ended
          December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.19     Non-Employee  Directors' Deferred Compensation Plan. (Filed as Exhibit
          No.  10.18 to Annual  Report on Form 10-K,  for the fiscal  year ended
          December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)




EXHIBIT                                                                             SEQUENTIALLY
 NUMBER                            DESCRIPTION                                     NUMBERED PAGE
-------   ----------------------------------------------------------------------   -------------

10.20(a)  Amended and Restated  Agreement  among  Fremont  General  Corporation,
          Various Lending  Institutions  and the Chase Manhattan Bank,  N.A., As
          Agent.  (Filed as Exhibit No.  (10)(xiii) to Quarterly  Report on Form
          10-Q for the period ended  September 30, 1995,  Commission File Number
          1-08007, and incorporated herein by reference.)

10.20(b)  Amendment  to Credit  Agreement.  (Filed as Exhibit  No.  10.19 (b) to
          Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

10.21     Keep Well  Agreement,  dated as of August 24,  1995 by the  Company in
          connection   with  the  Credit   Agreement   among   Fremont   General
          Corporation,  Various  Lending  Institutions  and the Chase  Manhattan
          Bank, N.A., As Agent.  (Filed as Exhibit No. 10.20 to Annual Report on
          Form 10-K,  for the fiscal year ended  December 31,  1996,  Commission
          File Number 1-8007, and incorporated herein by reference.)

10.22 Credit Agreement $15,000,000 by and among Merrill Lynch Trust Company of California as trustee for the Fremont General Corporation Employee
          Stock Ownership Trust. The Plan Committee (hereinafter described) on behalf of the Fremont General Corporation Employee Stock Ownership
          Plan,  Fremont  General  Corporation,  and  First  Interstate  Bank of
          California  August 10,  1995.  (Filed as  Exhibit  No.  (10)(viii)  to
          Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

(11)      Statement re: Computation of per share earnings.

(27)      Financial Data Schedule
