Form 10-Q
period 1997-06-30
FREMONT GENERAL CORP
filed 1997-08-14
CIK 38984

--------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

X      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                      Shares Outstanding
           Class                                        July 31, 1997
Common Stock, $1.00 par value                             32,658,250




--------------------------------------------------------------------------------

                         FREMONT GENERAL CORPORATION

                                    INDEX

                        PART I - Financial Information


                                                                        Page No.
                                                                        -------
Item    1. Financial Statements

           Consolidated Balance Sheets
             June 30, 1997 and December 31, 1996 ......................       3

           Consolidated Statements of Income
             Three Months and Six Months Ended June 30, 1997 and 1996 .       4

           Consolidated Statements of Cash Flows
             Six Months Ended June 30, 1997 and 1996 ..................       5

           Notes to Consolidated Financial Statements on Form 10-Q ....       6

Item    2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................       7


                         PART II - Other Information


Items 1-3. Not applicable

Item    4. Submission of Matters to a Vote of Security Holders ......        17
Item    5. Not applicable
Item    6. Exhibits and Reports on Form 8-K .........................        18

Signature ...........................................................        22

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,     DECEMBER 31,
                                                                                         1997          1996
                                                                                     -----------    -----------
                                                                                     (UNAUDITED)
                                                                                       (THOUSANDS OF DOLLARS)
ASSETS
Securities available for sale at fair value:
   Fixed maturity investments  (cost: 1997 - $1,107,207; 1996 - $1,004,248) ....     $ 1,114,922    $ 1,005,147
   Non-redeemable preferred stock  (cost: 1997 - $393,314; 1996 - $351,812) ....         406,271        354,958
                                                                                     -----------    -----------
       Total securities available for sale .....................................       1,521,193      1,360,105
Loans receivable ...............................................................       1,857,001      1,688,040
Short-term investments .........................................................         191,222        118,582
Other investments ..............................................................           7,039          5,623
                                                                                     -----------    -----------
       TOTAL INVESTMENTS AND LOANS .............................................       3,576,455      3,172,350

Cash ...........................................................................          32,092         55,378
Accrued investment income ......................................................          28,958         26,794
Premiums receivable and agents' balances .......................................         113,525         99,404
Reinsurance recoverable on paid losses .........................................          13,410         13,173
Reinsurance recoverable on unpaid losses .......................................         413,883        438,459
Deferred policy acquisition costs ..............................................          28,078         25,551
Costs in excess of net assets acquired .........................................          64,706         67,287
Deferred income taxes ..........................................................          56,001         64,035
Other assets ...................................................................         132,887         79,881
Assets held for discontinued operations ........................................         261,271        265,200
                                                                                     -----------    -----------
       TOTAL ASSETS ............................................................     $ 4,721,266    $ 4,307,512
                                                                                     ===========    ===========

LIABILITIES
Claims and policy liabilities:
   Losses and loss adjustment expenses .........................................     $ 1,196,195    $ 1,256,345
   Life insurance benefits and liabilities .....................................         189,443        202,465
   Unearned premiums ...........................................................         103,190         87,422
   Dividends to policyholders ..................................................          28,211         33,093
                                                                                     -----------    -----------
       TOTAL CLAIMS AND POLICY LIABILITIES .....................................       1,517,039      1,579,325
Reinsurance premiums payable and funds withheld ................................           4,268          4,106
Other liabilities ..............................................................          84,420         65,574
Thrift deposits ................................................................       1,293,506      1,114,352
Short-term debt ................................................................         232,276         16,896
Long-term debt .................................................................         572,920        636,456
Liabilities of discontinued operations .........................................         227,757        231,686
                                                                                     -----------     ----------
       TOTAL LIABILITIES .......................................................       3,932,186      3,648,395

Commitments and contingencies

Company-obligated mandatorily redeemable preferred securities of
   subsidiary Trust holding solely Company junior subordinated debentures ......         100,000        100,000

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share -- Authorized: 49,500,000 shares;
   issued and outstanding: (1997 - 32,649,000 and 1996 - 28,093,000) ...........          32,649         28,093
Additional paid-in capital .....................................................         267,532        168,452
Retained earnings ..............................................................         459,349        419,136
Deferred compensation ..........................................................         (83,887)       (59,193)
Net unrealized gain on investments, net of deferred taxes ......................          13,437          2,629
                                                                                     -----------    -----------
       TOTAL STOCKHOLDERS' EQUITY ..............................................         689,080        559,117
                                                                                     -----------    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................     $ 4,721,266    $ 4,307,512
                                                                                     ===========    ===========

See notes to consolidated financial statements on Form 10-Q.


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                                1997         1996         1997        1996
                                             ---------    ---------    ---------    ---------
                                               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
REVENUES
Property and casualty premiums earned ...    $ 120,802    $ 125,561    $ 236,030    $ 252,238
Net investment income ...................       31,268       31,292       61,045       65,069
Loan interest ...........................       47,319       39,018       91,496       77,054
Realized investment losses ..............         (498)        (863)      (1,029)      (1,524)
Other revenue ...........................        7,264        4,700       13,348       10,504
                                             ---------    ---------    ---------    ---------
        Total Revenues ..................      206,155      199,708      400,890      403,341

EXPENSES
Losses and loss adjustment expenses .....       76,180       85,828      149,277      179,505
Policy acquisition costs ................       25,271       23,995       48,782       49,515
Provision for loan losses ...............        2,167        2,330        3,896        5,848
Other operating costs and expenses ......       32,765       26,427       62,565       51,960
Interest expense ........................       33,630       27,815       64,406       55,969
                                             ---------    ---------    ---------    ---------
        Total Expenses ..................      170,013      166,395      328,926      342,797
                                             ---------    ---------    ---------    ---------

Income before taxes .....................       36,142       33,313       71,964       60,544
Income tax expense ......................       11,204       10,887       22,667       19,601
                                             ---------    ---------    ---------    ---------

          NET INCOME ....................    $  24,938    $  22,426     $ 49,297    $  40,943
                                             =========    =========    =========    =========



PER SHARE DATA
 Net income:
      Primary ...........................    $    0.83    $    0.85     $   1.70    $    1.57
      Fully diluted .....................         0.75         0.71         1.50         1.30

 Cash dividends .........................         0.15         0.15         0.30         0.30

Weighted average shares:
      Primary ...........................       29,990       26,266       29,039       26,034
      Fully diluted .....................       34,366       33,495       34,123       33,242




See notes to consolidated financial statements on Form 10-Q.


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                              1997             1996
                                                                          -----------      -----------
                                                                              (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Net income ...........................................................    $    49,297      $   40,943
Adjustments to reconcile net income to net cash provided
    by operating activities:
     Change in premiums receivable and agents' balances
         and reinsurance recoverable on paid losses ..................        (13,579)          4,318
     Change in accrued investment income .............................         (2,076)          1,223
     Change in claims and policy liabilities .........................        (65,652)       (112,122)
     Amortization of policy acquisition costs ........................         48,782          49,515
     Policy acquisition costs deferred ...............................        (51,061)        (47,603)
     Provision for deferred income taxes .............................          4,948          11,331
     Provision for loan losses .......................................          3,896           5,848
     Provision for depreciation and amortization .....................         14,824          11,860
     Net amortization on fixed maturity investments ..................         (8,949)        (11,910)
     Realized investment losses ......................................          1,029           1,524
     Change in other assets and liabilities ..........................        (26,378)        (39,241)
                                                                        -------------      ----------
        NET CASH USED IN OPERATING ACTIVITIES ........................        (44,919)        (84,314)

INVESTING ACTIVITIES
Securities available for sale:
Purchases of securities ..............................................     (1,677,515)     (1,170,579)
Sales of securities ..................................................      1,570,783       1,220,690
Securities matured or called .........................................         16,183          44,650
(Increase) decrease in short-term and other investments ..............        (74,056)        179,320
Loan originations and bulk purchases funded ..........................       (445,471)       (250,282)
Receipts from repayments of loans ....................................        272,614         211,693
Purchase of property and equipment ...................................         (9,998)         (5,576)
                                                                        --------------     ----------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..........       (347,460)        229,916

FINANCING ACTIVITIES
Proceeds from short-term debt ........................................        212,497          91,115
Repayments of short-term debt ........................................              -         (72,191)
Proceeds from long-term debt .........................................         29,260          74,058
Repayments of long-term debt .........................................        (20,000)        (71,004)
Net increase in thrift deposits ......................................        179,154          32,662
Annuity contract receipts ............................................            687         108,231
Annuity contract withdrawals .........................................        (16,907)        (18,142)
Proceeds from sale of Preferred Securities ...........................              -         100,000
Dividends paid .......................................................         (8,316)         (7,112)
Stock options exercised ..............................................         13,110             996
Settlement under life insurance reinsurance agreement ................              -        (363,415)
Net increase in deferred compensation plans ..........................        (20,392)        (26,450)
                                                                       --------------      ----------
        Net Cash Provided by (Used in) Financing Activities ..........        369,093        (151,252)
                                                                       --------------      ----------

DECREASE IN CASH .....................................................        (23,286)         (5,650)

Cash at beginning of year ............................................         55,378          39,559
                                                                       --------------      ----------

CASH AT JUNE 30, ..................................................... $       32,092      $   33,909
                                                                       ==============      ==========

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


NOTE C --- NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FASB 128"), "Earnings Per Share" and Statement No. 129 ("FASB 129) "Disclosure of Information about Capital Structure" which are both effective for periods ending after December 15, 1997. At that time, pursuant to FASB 128, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share would have resulted in an increase of $0.01 and $0.03 per share for the quarters ended June 30, 1997 and 1996, respectively. The impact was nil for the six months ended June 30, 1997 but would have resulted in an increase of $0.06 for the six months ended June 30, 1996. There was no impact on fully diluted earnings per share for these periods.

         FASB 129 consolidates existing requirements regarding disclosure of certain information about an entity's capital, and therefore will have no impact.


NOTE D --- SUBSEQUENT EVENT

         On August 1, 1997, the Company completed the acquisition of Industrial Indemnity Holdings, Inc. a Delaware corporation ("Industrial Indemnity"), pursuant to a Stock Purchase Agreement dated as of May 16, 1997 by and among the Company, Fremont Indemnity Company, a California corporation and wholly-owned subsidiary of the Company ("Fremont Indemnity") and Talegen Holdings, Inc., a Delaware corporation and subsidiary of Xerox Corporation ("Talegen"), whereby Fremont Indemnity purchased from Talegen all of the issued and outstanding capital stock of Industrial Indemnity. The purchase price paid by the Company consisted of $365 million in cash and the pay-off of approximately $79 million of an outstanding debt obligation that Industrial Indemnity owed to Talegen. Financing for the transaction was provided by internal funds and bank borrowings. The aggregate purchase price was determined pursuant to arms-length negotiations among the constituent corporations The acquisition will be treated as a purchase for accounting purposes.

         Industrial Indemnity, which specializes in underwriting workers' compensation insurance and providing risk management services, has a strong presence in the western United States dating back over 70 years. In 1996, Industrial Indemnity had gross premiums of $259 million, with invested assets of approximately $1.1 billion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING THOSE SETFORTH ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

RESULTS OF OPERATIONS

      Fremont General Corporation (the "Company") is engaged domestically in select insurance and financial services businesses. Fremont General's insurance business includes one of the largest underwriters of workers' compensation insurance in the nation. The Company also provides medical malpractice insurance. Fremont General's financial services business includes commercial real estate lending, residential real estate lending, commercial finance and premium financing. The Company's total assets as of June 30, 1997 were $4.7 billion. The primary operating strategy of the Company is to build upon its core business units through acquisition opportunities and new business development. The Company's secondary strategy is to achieve income balance and geographic diversity among its business units in order to limit the exposure of the Company to industry, market and regional concentrations. The Company's stock is traded on the New York Stock Exchange under the symbol "FMT" (NYSE: FMT).

      The following table presents information for the three and six months ended June 30, 1997 and 1996 with respect to the Company's primary business segments.


                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          JUNE 30,                   JUNE 30,
                                                     1997         1996           1997        1996
                                                   ----------   ----------     ----------  ----------
                                                                (THOUSANDS OF DOLLARS)
Revenues:
    Property and casualty .....................     $ 148,461    $ 152,601      $ 290,964   $ 308,605
    Financial services ........................        57,173       46,482        109,396      93,708
    Corporate .................................           521          625            530       1,028
                                                    ---------   ----------     ----------   ---------
             Total ............................     $ 206,155    $ 199,708      $ 400,890   $ 403,341
                                                    =========   ==========      =========   =========

Income (Loss) Before Taxes:
    Property and casualty .....................     $   32,689   $   30,442     $   65,098  $   55,405
    Financial services ........................         10,482        8,873         20,961      16,388
    Corporate .................................         (7,029)      (6,002)       (14,095)    (11,249)
                                                   -----------   ----------     ----------  ----------
             Total ............................    $    36,142   $   33,313     $   71,964  $   60,544
                                                   ===========   ==========     ==========  ==========


      The Company generated revenues of approximately $206 million and $401 million in the three and six month periods ended June 30, 1997, as compared to $200 million and $403 million in the same periods in 1996. Revenues were slightly higher in the three months ended June 30, 1997 as compared to the same prior year period, due primarily to higher loan interest revenues in the financial services segment, offset partially by lower workers' compensation insurance premiums. These same conditions resulted in relatively flat revenues for the six month periods ended June 30, 1997 and 1996. The lower workers' compensation insurance premiums were due primarily to lower premiums earned in the mid-west region, particularly Illinois. See "Property and Casualty Insurance Operations - Premiums." Higher loan interest revenues in the financial services segment were due mainly to significant growth in the average loan portfolios of the real estate lending and commercial finance operations. See "Financial Services." Realized investment losses in the three and six month periods ended June 30, 1997 were $498,000 and $1,029,000, respectively, compared to $863,000 and $1,524,000, respectively, for the same periods in 1996.

      The Company had net income of $24.9 million or $0.83 per share and $49.3 million or $1.70 per share for the three and six month periods ended June 30, 1997, respectively, as compared to $22.4 million or $0.85 per share and $40.9 million or $1.57 per share for the same periods in 1996. Income before taxes for the three and six month periods ended June 30, 1997 was $36.1 million and $72.0 million, respectively, as compared to $33.3 million and

$60.5 million for the same periods in 1996, representing increases of 8.5% and 18.9% for the three and six month periods, respectively.

      Workers' compensation insurance operations posted income before taxes of $33.8 million and $67.1 million for the three and six month periods ended June 30, 1997, respectively, as compared to $31.1 million and $56.5 million for the same periods in 1996. The increases in income before taxes of 8.6% and 18.6% for the three and six month periods, respectively, were due primarily to the recognition of continued lower claim frequency in both the west and mid-west regions. The combined ratio for the three and six month periods ended June 30, 1997 was 90.0% and 90.1% compared to 93.4% and 96.5% for the same periods in 1996.

      The Company's professional medical liability, corporate and other segment is composed principally of revenues and expenses that pertain to the Company's professional medical liability business ("medical malpractice"), as well as miscellaneous expenses associated with the Company's downstream property and casualty insurance holding company, Fremont Compensation Insurance Group ("FCIG"). Medical malpractice premiums earned were $7.5 million and $14.9 million for the three and six month periods ended June 30, 1997, respectively, compared to $6.8 million and $13.7 million for the same periods of 1996. Income before taxes for the medical malpractice business was $0.5 million and $1.4 million for the three and six months ended June 30. 1997, respectively, compared to $0.9 million and $1.8 million for the same periods of 1996. Expenses of FCIG include interest expense on debt and other obligations of $1.6 million and $3.1 million for the three and six months ended June 30, 1997, flat as compared to $1.5 million and $2.9 million for the same periods of 1996. Since the operations of FCIG consist primarily of interest expense and overhead expenses, management does not expect it to operate at a profit.

      The financial services business segment posted income before taxes for the three and six months ended June 30, 1997 of $10.5 million, and $21.0 million, respectively, as compared to $8.9 million and $16.4 million for the same periods of 1996. These increases were due mainly to the general growth in the average loan portfolio. The average loan portfolio grew to $1.88 billion and $1.83 billion for the three and six month periods ended June 30, 1997, respectively, from $1.52 billion and $1.53 billion for the same periods of 1996.

      Corporate revenues during the three and six month periods ended June 30, 1997 and 1996 consisted primarily of investment income, while corporate expenses consisted primarily of interest expense and general and administrative expenses. The corporate loss before income taxes for the three and six months ended June 30, 1997 was $7.0 million and $14.1 million as compared to $6.0 million and $11.2 million for the same periods of 1996. The increase in the corporate loss before taxes for both the three and six month periods was due primarily to lower investment income and increased administrative expenses.

      Income tax expense of $11.2 million and $22.7 million for the three and six months ended June 30, 1997, respectively, represents effective tax rates of 31.0% and 31.5% on respective pre-tax income of $36.1 million and $72.0 million. These effective tax rates are lower than the enacted federal income tax rate of 35%, due primarily to tax exempt investment income which reduces the Company's taxable income.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

      The following table represents information for the three and six month periods ended June 30, 1997 and 1996 with respect to the Company's property and casualty insurance operations:


                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                    1997        1996           1997         1996
                                                  ---------   ---------      ---------    ---------
                                                                (THOUSANDS OF DOLLARS)
Revenues ....................................     $ 148,461   $ 152,601      $ 290,964    $ 308,605
Expenses ....................................       115,772     122,159        225,866      253,200
                                                  ---------   ---------      ---------    ---------
Income Before Taxes .........................     $  32,689   $  30,442      $  65,098    $  55,405
                                                  =========   =========      =========    =========

      Revenues from the property and casualty insurance operations consist primarily of workers' compensation insurance premiums earned and net investment income. Expenses are comprised mainly of loss and loss adjustment expenses, policy acquisition costs and other operating costs and expenses.

      PREMIUMS. Premiums earned from the Company's workers' compensation insurance operations were $113.2 million and $220.8 million in the three and six month periods ended June 30, 1997, as compared to $118.5 million and $237.8 million for the same periods of 1996. The lower premiums were due primarily to lower premium rates in the mid-west region. For the three and six month periods ended June 30, 1997, the Company's workers' compensation insurance premiums earned in its mid-western region, consisting primarily of Illinois, accounted for $65.1 million and $131.6 million or 57.5% and 59.6% of the Company's total workers' compensation insurance premiums earned. This is compared to $74.6 million and $149.1 million, or 63.0% and 62.7% in premiums earned for the same periods of 1996. The lower premiums earned were due mainly to continued price competition in Illinois, where an overall average decrease of 10.0% in advisory premium rates, which workers' compensation insurance companies in Illinois tend to follow, became effective January 1, 1997. The Company's workers' compensation insurance premiums earned in its western region, consisting primarily of California, accounted for $48.1 million and $89.2 million in the three and six month periods ended June 30, 1997, or 42.5% and 40.4%, respectively, of the Company's total workers' compensation insurance premiums earned. This represents increases over the $43.9 million and $88.7 million in workers' compensation insurance premiums earned for the same periods of 1996 and is due mainly to a moderation of price competition in California, which adopted an open rating system effective January 1, 1995. See "Variability of Operating Results" and "Workers' Compensation Regulation."

      NET INVESTMENT INCOME. Net investment income within the property and casualty insurance operations was $28.2 million and $56.0 in the three and six month periods ended June 30, 1997, relatively even as compared to $27.9 million and $57.9 million for the same periods of 1996. This is due primarily to a flat average investment portfolio between the respective three and six month periods ended June 30, 1997 and 1996.

      LOSS AND LOSS ADJUSTMENT EXPENSE. Workers' compensation loss and loss adjustment expenses ("LAE") were $69.8 million and $136.6 million for the three and six month periods ended June 30, 1997, as compared to $80.3 million and $168.3 million for the same periods of 1996. In addition, the ratio of these losses and LAE to workers' compensation insurance premiums earned ("loss ratio") was 61.7% and 61.9% for the three and six month periods ended June 30, 1997, as compared to 67.8% and 70.8% for the same periods of 1996. The decrease in the loss ratio was due primarily to the recognition of continued lower claim frequency in the Company's west and mid-west regions.

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

      POLICY ACQUISITION COSTS AND OTHER OPERATING COSTS AND EXPENSES. The ratio of policy acquisition costs and other operating costs and expenses to premiums earned is referred to as the expense ratio, which for the Company's workers' compensation business was 28.3% for both the three and six month periods ended June 30, 1997, as compared to 25.6% and 25.7% for the same respective periods of 1996. The increase in this ratio was due primarily to higher agents' commission costs and higher operating costs and expenses.

      DIVIDENDS TO POLICYHOLDERS. In the three and six month periods ended June 30, 1997 and June 30, 1996, there were no dividends accrued. This is due primarily to the type of workers' compensation insurance policies written by the Company. The Company's workers' compensation insurance policies are predominately written as non-participating, which does not include provisions for dividend consideration.

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

      WORKERS' COMPENSATION REGULATION. Illinois began operating under an open rating system in 1982 and California began operating under such a system effective January 1, 1995. In an open rating system, workers' compensation companies are provided with advisory premium rates by job classification and each insurance company determines its own premium rates based in part upon its particular operating and loss costs. Although insurance companies are not required to adopt such advisory premium rates, companies in Illinois generally follow such rates. This characteristic has resulted in price competition in Illinois, where overall average decreases in advisory premium rates of 10.0% and 13.6% became effective January 1, 1997 and 1996, respectively. However, insurance companies in California have, since the adoption of an open rating system, generally set their premium rates below such advisory premium rates. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier.

FINANCIAL SERVICES

      The Company's financial services operations, which are comprised primarily of the results of Fremont General Credit Corporation ("FGCC"), are principally engaged in commercial and residential real estate lending, commercial finance and premium financing. Revenues consist primarily of interest income and, to a lesser extent fees and other income.

      The following table presents information for the three and six month periods ended June 30, 1997 and 1996 with respect to the Company's financial services operations:


                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             JUNE 30,                   JUNE 30,
                                                         1997         1996           1997        1996
                                                     ----------   ----------     ----------  ----------
                                                                    (THOUSANDS OF DOLLARS)

Revenues ......................................      $   57,173   $   46,482     $ 109,396   $  93,708
Expenses ......................................          46,691       37,609        88,435      77,320
                                                     ----------   ----------     ---------   ---------
Income Before Taxes ...........................      $   10,482   $    8,873     $  20,961   $  16,388
                                                     ==========   ==========     ==========  =========

      Revenues increased 23.0% and 16.7% in the three and six month periods ended June 30, 1997, respectively, as compared to the same periods of 1996, due primarily to greater loan interest revenue attributable to the growth in the average loan portfolio of the commercial and residential real estate lending and commercial finance operations.

      Income before taxes in the financial services operations was $10.5 million and $21.0 million for the three and six month periods ended June 30, 1997, as compared to $8.9 million and $16.4 million for the same periods of 1996. The 18.1% and 27.9% increases in income before taxes in the three and six month periods ended June 30, 1997 was due primarily to higher income before taxes in the real estate lending operation. Contributing to this higher income before taxes were higher loan interest revenue due to a greater average real estate loan portfolio, a higher net interest margin, and a lower loan loss provision relative to loans receivable, which resulted from lower loan loss experience. These conditions were partially offset by an increase in the cost of funds and increases in operating expenses.

      The following table identifies the interest income, interest expense, average interest-bearing assets and liabilities, and interest margins for the Company's financial services operations:

                                                                           SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------------------------------------------------------
                                                                 1997                                   1996
                                                 -----------------------------------      ----------------------------------
                                                    Average                  Yield/         Average                  Yield/
                                                    Balance       Interest   Cost(1)        Balance       Interest   Cost(1)
                                                 ------------    ----------  -------      ------------   ----------  -------
                                                                     (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Interest bearing assets (2) :
    Commercial finance, premium
      finance and other loans ................   $    649,635     $  34,809   10.72 %     $    637,526   $   35,183    11.04 %
    Thrift and loan:
      Cash equivalents .......................        113,345         3,025    5.34            173,004        4,615     5.34
      Investments ............................         40,335         1,128    5.59             26,446          733     5.54
      Commercial real estate loans ...........        906,951        42,884    9.46            707,080       33,864     9.58
      Residential real estate loans ..........        292,662        14,126    9.65            187,657        8,787     9.36
      Other thrift loans .....................          1,352            69   10.21                585           24     8.21
                                                 ------------     ---------               ------------   ----------
    Total interest bearing assets ............   $  2,004,280     $  96,041   9.58 %      $  1,732,298   $   83,206     9.61 %
                                                 ============     =========               ============   ==========

Interest bearing liabilities:
    Savings deposits .........................   $    245,811     $   6,115   4.98 %      $    259,322   $    6,486     5.00 %
    Time deposits ............................        961,426        27,791   5.78             703,507       20,209     5.75
    Commercial paper and other ...............         10,644           295   5.54               3,094           84     5.43
    Securitization obligation ................        302,819         9,174   6.06             292,823        8,952     6.11
    Debt with banks ..........................        220,376         7,274   6.60             225,710        7,239     6.41
    Debt from affiliates .....................         50,553         1,294   5.12              60,440          807     2.67
                                                 ------------     ---------               ------------   ----------
    Total interest bearing liabilities .......   $  1,791,629     $  51,943   5.80 %      $  1,544,896   $   43,777     5.67 %
                                                 ============     =========               ============   ==========

Net interest income ..........................                    $  44,098                              $   39,429
                                                                  =========                              ==========
Net yield ....................................                                4.40 %                                    4.55 %

---------------------

(1)   Annualized
(2)   Average loan balances include non-accrual loan balances.


      The margin between the Company's interest income and cost of funds decreased in the six month period ended June 30, 1997 as compared to the six month period ended June 30, 1996, due primarily to a decrease in the net margins in the commercial finance lending segment due primarily to increases in the credit quality of the commercial loan portfolio, as well as increased competition. Partially offsetting this was a slight increase in the net margins in the real estate lending operation, due mainly to an increase in the yield on residential real estate loans offset partially by decreases in the yield on commercial real estate loans.

      LOANS RECEIVABLE AND RESERVE ACTIVITY. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:

                                                           JUNE 30,               DECEMBER 31,
                                                            1997                      1996
                                                   ---------------------      ------------------
                                                                   % of                    % of
                                                      Amount       Total        Amount     Total
                                                   ------------    -----      -----------  -----
                                                         (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Accounts receivable and inventory loans:
    Commercial finance .........................   $    412,494       22 %   $    385,734     22 %
Term loans:
    Thrift and loan ............................      1,260,618       66        1,113,950     65
    Commercial finance, premium finance
    and other loans ............................        223,619       12          226,103     13
                                                   ------------    -----     ------------  -----
      Total term loans .........................      1,484,237       78        1,340,053     78
                                                   ------------    -----     ------------  -----
      Total loans ..............................      1,896,731      100        1,725,787    100
Less allowance for possible loan losses ........         39,730        2           37,747      2
                                                   ------------    -----     ------------  -----
    Loans receivable ...........................   $  1,857,001       98 %   $  1,688,040     98 %
                                                   ============    =====     ============  ======

      The following table illustrates the maturities of the Company's loans receivable:


                                                         MATURITIES AT JUNE 30, 1997
                                           ------------------------------------------------------
                                             1 TO 24       25-60           OVER 60
                                              MONTHS      MONTHS           MONTHS       TOTAL
                                           -----------  -----------     -----------  ------------
                                                           (THOUSANDS OF DOLLARS)
Accounts receivable and inventory
       loans -- variable rate ..........   $   412,494  $         -     $         -   $   412,494
Term loans -- variable rate ............       214,532      565,120         507,716     1,287,368
Term loans -- fixed rate ...............       102,353       48,830          45,686       196,869
                                           -----------  -----------     -----------   -----------
     Total .............................   $   729,379  $   613,950     $   553,402   $ 1,896,731
                                           ===========  ===========     ===========   ===========

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

      The following table describes the asset classifications, loss experience and reserve reconciliation of the real estate lending and commercial finance operations as of or for the periods ended as shown below:


                                                                                     JUNE 30,
                                                                         -----------------------------
                                                                             1997             1996
                                                                         -------------   -------------
                                                                             (THOUSANDS OF DOLLARS,
                                                                                 EXCEPT PERCENTS)

Non-accrual loans ....................................................   $      25,291   $      26,549
Accrual loans 90 days past due .......................................           1,360           5,010
Real estate owned ("REO") ............................................           7,802          11,602
                                                                         -------------   -------------
Total non-performing assets ..........................................   $      34,453   $      43,161
                                                                         =============   =============

Beginning allowance for possible loan losses .........................   $      37,747   $      31,781
Provision for loan losses ............................................           3,896           5,848
Reserves established with portfolio acquisitions .....................               -           1,830
Charge-offs:
   Commercial finance, premium finance and other loans ...............           1,444           5,439
   Thrift and Loan:
      Commercial real estate .........................................             755           1,884
      Residential real estate loans ..................................             615              63
      Other thrift loans .............................................               1              94
                                                                         -------------   -------------
    Total charge-offs ................................................           2,815           7,480
                                                                         -------------   -------------
Recoveries:
    Commercial finance, premium finance and other loans ..............              22              25
    Thrift and Loan:
      Commercial real estate .........................................             247             293
      Residential real estate loans ..................................             565              85
      Other thrift loans .............................................              68             106
                                                                         -------------   -------------
    Total recoveries .................................................             902             509
                                                                         -------------   -------------
Net charge-offs ......................................................           1,913           6,971
                                                                         -------------   -------------
Ending allowance for possible loan losses ............................   $      39,730   $      32,488
                                                                         =============   =============


Allocation of allowance for possible loan losses:
    Commercial finance, premium finance and other loans ..............   $      12,576   $      13,307
    Thrift and loan ..................................................          27,154          19,181
                                                                         -------------   -------------
    Total allowance for possible loan losses .........................   $      39,730   $      32,488
                                                                         =============   =============


Total loans receivable ...............................................   $   1,896,731   $   1,563,576
Average total loans receivable .......................................   $   1,831,712       1,525,843
Net charge-offs to average total loans receivable (annualized) .......            0.21%           0.91%
Non-performing assets to total loans receivable ......................            1.82%           2.76%
Allowance for possible loan losses to total loans receivable .........            2.09%           2.08%
Allowance for possible loan losses to non-performing assets ..........          115.32%          75.27%
Allowance for possible loan losses to non-accrual
    loans and accrual loans 90 days past due .........................          149.08%         102.94%


      Non-performing assets decreased to $34.5 million at June 30, 1997 from $43.2 million at June 30, 1996. This decrease is due primarily to decreases in non-accrual real estate loans, accrual real estate loans 90 days past due and REO. Overall, these decreases resulted from improved loan loss experience in the real estate lending operation.

      The lower provision for loan losses in the six month period ended June 30, 1997 as compared to the same period of the prior year, is due primarily to improved loan loss experience in the real estate lending operation. Additionally, a lower loan loss provision occurred in the commercial finance operation as the Company was adversely impacted in the first three months of 1996 by a specific loan loss provision associated with one loan in the commercial finance loan portfolio. Substantially all of the charge-offs in the commercial finance segment in the first six months of 1996 were also related to this loan. The Company's overall improved loan loss experience is evidenced by the decreases in both the ratio of net charge-offs to average total loans receivable and the ratio of non-performing assets to total loans receivable in the preceding table. The Company's allowance for possible loan losses strengthened in 1997 as indicated by the increase in the ratio of the allowance for possible loan losses to non-accrual loans and accrual loans 90 days past due to 149.08% at June 30, 1997 from 102.94% at June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

      The property and casualty insurance operations must have cash and liquid assets available to meet their obligations to policyholders in accordance with contractual obligations, in addition to having the funds available to meet ordinary operating costs. These operations have several sources of funds to meet their obligations, including cash flow from operations, recoveries from reinsurance contracts and investment securities. By statute, the majority of the cash from these operations is required to be invested in investment grade securities to provide protection for policyholders. The Company invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's investment portfolio had an unrealized gain of $20.7 million and $4.0 million at June 30, 1997 and December 31, 1996, respectively.

      The Company's thrift and loan subsidiary, which is principally engaged in real estate lending, finances its lending activities primarily through customer deposits, which have grown to $1.29 billion at June 30, 1997 from $1.11 billion at December 31, 1996. In addition, this subsidiary is eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"). This financing is available at varying rates and terms. As of June, 30 1997, $276 million was available under the facility with no outstanding advances.

      The Company's commercial finance operation funds its lending activities primarily through its asset securitization program, an unsecured revolving line of credit with a syndicated bank group and its capital. The asset securitization program was established to provide a stable and cost effective source of funds to facilitate the expansion of this business. As of June 30, 1997, an aggregate $244 million senior series and a $30 million subordinated series of asset-backed certificates were outstanding. The interest rate on the certificates, set monthly, ranged from LIBOR plus 0.23% to LIBOR plus 0.95% at June 30, 1997. The securities issued in this program have a scheduled maturity of three to five years, but could mature earlier depending on fluctuations in outstanding balances of loans in the portfolio and other factors. As of June 30, 1997, up to $265 million in additional publicly offered asset-backed certificates may be issued pursuant to a shelf registration statement to fund future growth in the commercial finance portfolio. In February 1996, $135 million of the senior series certificates ("Series C") were issued. The proceeds were used, in conjunction with existing cash, to retire $200 million in Series A certificates, which were outstanding as of December 31, 1995. In December 1995, a commercial paper facility was established as part of the asset securitization program. This facility, which expires in December 1998, provides for the issuance of up to $150 million in commercial paper, dependent upon the level of assets within the asset securitization program. As of June 30, 1997, $27 million was outstanding under this facility. The commercial finance operation's unsecured revolving line of credit is with a syndicated bank group that presently permits borrowings of up to $450 million, which includes a revolving credit facility of $350 million expiring August 1998 and a term loan of $100 million maturing 2001. The balance outstanding at June 30, 1997 of the revolving credit facility and the term loan was $118 million and $100 million, respectively, with a weighted average interest rate of 6.09%. This credit line is primarily used to finance assets which are not included in the Company's asset securitization program.

      As a holding company, Fremont General pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, management fees paid by its subsidiaries and dividends paid by its subsidiaries. Stockholders' dividends declared aggregated $9.1 million and $7.6 million for the six months ended June 30, 1997 and 1996, respectively. Several of the Company's subsidiaries are subject to certain statutory and regulatory restrictions and various agreements, principally loan agreements, that restrict their ability to distribute dividends to the Company. The Company expects that during the next few years dividends from its subsidiaries will consist of dividends from its property and casualty insurance subsidiaries and dividends on preferred stock of its thrift and loan holding company and commercial finance subsidiaries. The maximum amount available for payment of dividends by the property and casualty insurance subsidiaries during 1997, without prior regulatory approval, is approximately $62.6 million.

      To facilitate general corporate operations, the Company maintains a revolving line of credit with a syndicated bank group that permitted borrowings of up to $200 million, of which $15 million was outstanding as of June 30, 1997. In July 1997, this credit line was replaced with a new credit line which permits borrowings of up to $400 million. This new credit facility expires in July 2002. In addition, the Company has an externally financed loan to its Employee Stock Ownership Plan ("ESOP") with a bank totaling $11 million. The maximum principal amount of this loan is $15 million. The loan is due in seven equal annual installments that commenced April 1, 1996 and is secured by certain shares of the ESOP. The balance outstanding at June 30, 1997 was $8.6 million. The interest and principal payments are guaranteed by the Company.

      During the six months ended June 30, 1997, an aggregate $167,096,000 principal amount at maturity of Liquid Yield OptionTM Notes due October 12, 2013 (Zero Coupon-Subordinated) ("LYONs") were converted into 3,223,000 shares of the Company's Common Stock. The effect of these conversions was an increase in stockholders' equity and a decrease in long-term debt of $73 million. During 1996, an aggregate 72,505,000 principal amount at maturity of LYONs were converted into 1,399,000 shares of the Company's Common Stock. The effect of the conversions was an increase in stockholders' equity and a decrease in long-term debt of $31 million.

      On March 1, 1996, Fremont General Financing I, a statutory business trust (the "Trust") and consolidated wholly-owned subsidiary of the Company, sold $100 million of 9% Trust Originated Preferred SecuritiesSM ("the Preferred Securities") in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. The proceeds from the sale of the Preferred Securities were invested in 9% Junior Subordinated
Debentures of the Company ("the Junior Subordinated Debentures"). The proceeds from the sale of the Junior Subordinated Debentures were used to repay approximately $50 million in revolving bank line of credit indebtedness, with the remainder used for general corporate purposes. The $100 million Junior Subordinated Debentures are the sole asset of the Trust. The Preferred Securities will be redeemed upon maturity of the Junior Subordinated Debentures in 2026, subject to the election available to the Company to extend the maturity up to 2045, and they may be redeemed, in whole or in part, at any time on or after March 31, 2001 and under certain specified circumstances. The Junior Subordinated Debentures rank PARI PASSU with the Company's $134,149,000 aggregate principal amount at maturity of Liquid Yield Option(TM) Notes due 2013, and subordinate and junior to all senior indebtedness of the Company. Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by the Company.

      Net cash used in operating activities of continuing operations was $44.9 million and $84.3 million for the six months ended June 30, 1997 and 1996, respectively. Net cash used in continuing operations decreased in the six months ended June 30, 1997, due primarily to an increase in net income, a lower reduction in claims and policy liabilities, an increase in premiums receivable and agents' balances and an increase in other liabilities resulting from an increase in the accrual of certain operating expenses. Partially offsetting these conditions was an increase in other assets in the six months ended June 30, 1997. This increase was due primarily to certain investment securities which were acquired by the Company on June 30, 1997, but which did not settle until July 1997.

      Net cash provided by (used in) investing activities decreased to $347.5 million from $229.9 million for the six months ended June 30, 1997 and 1996, respectively. The increase in net cash used in investing activities was due mainly to an increase in loan originations, net of loan repayments, and an increase in investment purchases, net of sales and maturities. The increase in loan originations is consistent with the general growth in the Company's financial services' loan portfolio. The increase in net investment purchases is due primarily to increases in liquidity in the Company's thrift and loan operation and the investing of certain short-term debt proceeds in the Company's property and casualty insurance operation.

      Net cash provided by (used in) financing activities was $369.1 million and $(151.3) million in the six months ended June 30, 1997 and 1996, respectively. Net cash provided by financing activities increased in the six months ended June 30, 1997, due primarily to an increase in short-term debt proceeds, net of repayments, an increase in thrift deposits, a decrease in the funding of certain deferred compensation plans, net of stock options exercised, and the payment in 1996 of $363 million in settlement of certain reinsurance and assumption agreements within the life insurance operation. These reinsurance and assumption agreements, which became effective on December 31, 1995 and January 1, 1996 resulted in a significant reduction in the Company's life insurance operations beginning in 1996. Contributing to the increase in short-term debt proceeds was an increase of $204 million in borrowings pursuant to certain reverse repurchase agreements within the property and casualty insurance operation. Partially offsetting these increases in financing activities were decreases in annuity contract receipts, net of contract withdrawals, and a decrease in long-term debt proceeds, net of repayments. The decrease in annuity contract receipts is consistent with the Company's substantial reduction in life insurance operations which occurred on January 1, 1996. Additionally, the Company's financing activities in the first quarter of 1996 were significantly impacted by the proceeds of $100 million from the sale of the Preferred Securities which were issued on March 1, 1996.

      The amortized cost of the Company's invested assets were $1.70 billion and $1.48 billion at June 30, 1997 and December 31, 1996, respectively. The $217 million increase in the invested assets resulted primarily from an increase in liquidity in the Company's thrift and loan subsidiary and the investing of certain short-term debt proceeds in the Company's property and casualty insurance operation.

      The Company's property and casualty premium to surplus ratio for the year ended December 31, 1996 was 1.2 to 1, which is within industry guidelines. The FDIC has established certain capital and liquidity standards for its member institutions, and the Company's thrift and loan subsidiary was in compliance with these standards as of June 30, 1997.

      The Company believes that its existing cash, its bank lines of credit, revenues from operations and other available sources of liquidity will be sufficient to satisfy its liquidity needs for the next several years.


NEW ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FASB 128"), "Earnings Per Share" and Statement No. 129 ("FASB 129) "Disclosure of Information about Capital Structure" which are both effective for periods ending after December 15, 1997. At that time, pursuant to FASB 128, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share would have resulted in an increase of $0.01 and $0.03 per share for the quarters ended June 30, 1997 and 1996, respectively. The impact was nil for the six months ended June 30, 1997 but would have resulted in an increase of $0.06 for the six months ended June 30, 1996. There was no impact on fully diluted earnings per share for these periods.

      FASB 129 consolidates existing requirements regarding disclosure of certain information about an entity's capital, and therefore will have no impact.


SUBSEQUENT EVENT

      On August 1, 1997, the Company completed the acquisition of Industrial Indemnity Holdings, Inc. a Delaware corporation ("Industrial Indemnity"), pursuant to a Stock Purchase Agreement dated as of May 16, 1997 by and among the Company, Fremont Indemnity Company, a California corporation and wholly-owned subsidiary of the Company ("Fremont Indemnity") and Talegen Holdings, Inc., a Delaware corporation and subsidiary of Xerox Corporation ("Talegen"), whereby Fremont Indemnity purchased from Talegen all of the issued and outstanding capital stock of Industrial Indemnity. The purchase price paid by the Company consisted of $365 million in cash and the pay-off of approximately $79 million of an outstanding debt obligation that Industrial Indemnity owed to Talegen. Financing for the transaction was provided by internal funds and bank borrowings. The aggregate purchase price was determined pursuant to arms-length negotiations among the constituent corporations. The acquisition will be treated as a purchase for accounting purposes.

      Industrial Indemnity, which specializes in underwriting workers' compensation insurance and providing risk management services, has a strong presence in the western United States dating back over 70 years. In 1996, Industrial Indemnity had gross premiums of $259 million, with invested assets of approximately $1.1 billion.

                           PART II - OTHER INFORMATION


Item 1:           Legal Proceedings.
                  None.

Item 2:           Changes in Securities.
                  None.

Item 3:           Defaults Upon Senior Securities.
                  None.

Item 4:           Submission of Matters to a Vote of Security Holders.

a)    The Annual Meeting of Stockholders was held on May 8, 1997.

b) The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors have been elected and qualified:

      J.A. McIntyre                         D.W. Morrisroe
      W.R. Bailey                           L.J. Rampino
      H.I. Flournoy                         D.C. Ross
      C.D. Kranwinkle

c) The directors named in (b) above were elected. The results of the voting of the 27,605,308 represented at the meeting are summarized in the following table:


                                                                                   WITHHELD
                                                       FOR                         AUTHORITY
                                                    ----------                     ---------
      J.A. McIntyre                                27,492,625                      112,683
      W.R. Bailey                                  27,482,527                      112,781
      H.I. Flournoy                                27,491,091                      114,217
      C.D. Kranwinkle                              27,495,498                      109,810
      D.W. Morrisroe                               27,493,502                      111,806
      L.J. Rampino                                 27,481,254                      124,054
      D.C. Ross                                    27,479,568                      125,740


      The 1997 Stock Plan was approved. The results of the voting of the 27,605,308 shares represented at the meeting are summarized in the following table:


                                                                  WITHHELD                        BROKER
         FOR                        AGAINST                      AUTHORITY                       NON-VOTE
      ----------                   ---------                     ---------                       ---------
      18,951,395                   6,531,350                      362,817                        1,759,746



d) The appointment of the accounting firm of Ernst & Young LLP as the Corporation's Independent Auditors was ratified. The results of the voting of the 27,605,308 shares represented at the meeting are summarized in the following table:

                                                                                        WITHHELD
                   FOR                              AGAINST                            AUTHORITY
               ----------                           -------                            ---------
               27,446,133                            55,187                             103,988


Item 5:  Other Information.
         None.

Item 6:  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Exhibits.


EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
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

2.3 Stock Purchase Agreement by and among Talegen Holdings, Inc., Fremont Indemnity Company and Fremont General Corporation dated as of May 16, 1997 including exhibits thereto. (Filed as Exhibit No. 2.1 to Current Report on Form 8-K, as of August 1, 1997, Commission File Number 1-8007, and incorporated herein by reference.)

2.4 Tax Allocation and Indemnification Agreement, dated as of May 16, 1997 by and among Xerox financial Services, Inc., Talegen Holdings, Inc., Industrial Indemnity Holdings, Inc., Fremont General Corporation, and Fremont Indemnity Corporation, a California corporation. (Filed as Exhibit No. 2.2 to Current Report on Form 8-K, as of August 1, 1997, Commission File Number 1-8007, and incorporated herein by reference.)

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

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
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

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
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

10.10     1997  Stock  Plan and related agreements.

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

10.14(a) Employment Agreement between the Company and James A. McIntyre. (Filed as Exhibit No. (10)(i) to Quarterly Report on Form 10-Q for the period ended March 31, 1994, Commission File Number 1-8007, and incorporated herein by reference.)

10.14(b)  First Amendment to Employment  Agreement between the Company and James
          A. McIntyre dated August 1, 1996.

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
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

(27)      Financial Data Schedule


     (b)  Report on Form 8-K.
          None filed during the quarter ended June 30, 1997.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  FREMONT GENERAL CORPORATION



Date:  August 14, 1997                            /s/    LOUIS J. RAMPINO
                                                  ------------------------------
                                                  Louis J. Rampino, President,
                                                  Chief Operating Officer
                                                  and Director






Date:  August 14, 1997                            /s/    JOHN A. DONALDSON
                                                  ------------------------------
                                                  John A. Donaldson, Senior Vice
                                                  President, Controller and
                                                  Chief Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT                                                                             SEQUENTIALLY
  NO.                                 DESCRIPTION                                  NUMBERED PAGE
-------                               -----------                                  -------------
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

2.3       Stock Purchase Agreement by and among Talegen Holdings,  Inc., Fremont
          Indemnity Company and Fremont General  Corporation dated as of May 16,
          1997 including exhibits thereto.  (Filed as Exhibit No. 2.1 to Current
          Report on Form 8-K,  as of August  1,  1997,  Commission  File  Number
          1-8007, and incorporated herein by reference.)

2.4 Tax Allocation and Indemnification Agreement, dated as of May 16, 1997 by and among Xerox financial Services, Inc., Talegen Holdings, Inc.,
          Industrial Indemnity Holdings, Inc., Fremont General Corporation,  and
          Fremont Indemnity  Corporation,  a California  corporation.  (Filed as
          Exhibit No. 2.2 to Current  Report on Form 8-K, as of August  1, 1997,
          Commission File Number 1-8007, and incorporated herein by reference.)

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

10.10     1997  Stock  Plan and related agreements.

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

10.14(a) Employment Agreement between the Company and James A. McIntyre. (Filed as Exhibit No. (10)(i) to Quarterly Report on Form 10-Q for the period ended March 31, 1994, Commission File Number 1-8007, and incorporated herein by reference.)

10.14(b)  First Amendment to Employment  Agreement between the Company and James
          A. McIntyre dated August 1, 1996.

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

