Form 10-Q
period 1997-09-30
FREMONT GENERAL CORP
filed 1997-11-14
CIK 38984

--------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1997

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________ to __________

                          Commission File Number 1-8007

                           FREMONT GENERAL CORPORATION
             (Exact name of registrant as specified in this charter)


               NEVADA                                       95-281526
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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]      No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                          SHARES OUTSTANDING
           CLASS                                           NOVEMBER 10, 1997
Common Stock, $1.00 par value                                  33,015,626


--------------------------------------------------------------------------------

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                       Page No.
                                                                       --------

Item    1.   Financial Statements

             Consolidated Balance Sheets
               September 30, 1997 and December 31, 1996 ............          3

             Consolidated Statements of Income
               Three Months and Nine Months Ended
               September 30, 1997 and 1996 .........................          4

             Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 1997 and 1996 ......          5

             Notes to Consolidated Financial Statements
               on Form 10-Q ........................................          6

Item    2.   Management's Discussion and Analysis of Financial
               Condition  and Results of Operations ................          8

Item    3.   Quantitative and Qualitative Disclosures
               About Market Risk

                 Not applicable.


                           PART II - OTHER INFORMATION


Items 1-5.   Not applicable

Item    6.   Exhibits and Reports on Form 8-K ......................         19

Signature ..........................................................         24

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                     1997             1996
                                                                                 -------------     ------------
                                                                                  (UNAUDITED)
                                                                                     (THOUSANDS OF DOLLARS)
ASSETS
Securities available for sale at fair value:
   Fixed maturity investments  (cost: 1997 - $2,196,065; 1996 - $1,004,248) ...  $  2,253,593      $  1,005,147
   Non-redeemable preferred stock  (cost: 1997 - $355,895; 1996 - $351,812) ...       367,330           354,958
                                                                                 ------------      ------------
      Total securities available for sale .....................................     2,620,923         1,360,105
Loans receivable ..............................................................     1,951,400         1,688,040
Short-term investments ........................................................       170,432           118,582
Other investments .............................................................         8,159             5,623
                                                                                 ------------      ------------
      Total Investments and Loans .............................................     4,750,914         3,172,350

Cash ..........................................................................        65,028            55,378
Accrued investment income .....................................................        37,757            26,794
Premiums receivable and agents' balances ......................................       229,095            99,404
Reinsurance recoverable on paid losses ........................................        25,675            13,173
Reinsurance recoverable on unpaid losses ......................................       548,062           438,459
Deferred policy acquisition costs .............................................        34,626            25,551
Costs in excess of net assets acquired ........................................       144,497            67,287
Deferred income taxes .........................................................       160,747            64,035
Other assets ..................................................................       222,817            79,881
Assets held for discontinued operations .......................................       278,635           265,200
                                                                                 ------------      ------------
      Total Assets ............................................................  $  6,497,853      $  4,307,512
                                                                                 ============      ============

LIABILITIES
Claims and policy liabilities:
   Losses and loss adjustment expenses ........................................  $  2,226,145      $  1,256,345
   Life insurance benefits and liabilities ....................................       186,560           202,465
   Unearned premiums ..........................................................       153,551            87,422
   Dividends to policyholders .................................................        59,436            33,093
                                                                                 ------------      ------------
      Total Claims and Policy Liabilities .....................................     2,625,692         1,579,325

Reinsurance premiums payable and funds withheld ...............................        11,181             4,106
Other liabilities .............................................................       226,005            65,574
Thrift deposits ...............................................................     1,372,628         1,114,352
Short-term debt ...............................................................       370,414            16,896
Long-term debt ................................................................       792,248           636,456
Liabilities of discontinued operations ........................................       245,121           231,686
                                                                                 ------------       ------------
      Total Liabilities .......................................................     5,643,289         3,648,395

Commitments and contingencies

Company-obligated mandatorily redeemable preferred securities of
   subsidiary Trust holding solely Company junior subordinated debentures .....       100,000           100,000

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share -- Authorized: 49,500,000 shares;
   issued and outstanding: (1997 - 33,013,000 and 1996 - 28,093,000) ..........        33,013            28,093
Additional paid-in capital ....................................................       281,684           168,452
Retained earnings .............................................................       483,383           419,136
Deferred compensation .........................................................       (88,342)          (59,193)
Net unrealized gain on investments, net of deferred taxes .....................        44,826             2,629
                                                                                 ------------      ------------
      Total Stockholders' Equity ..............................................       754,564           559,117
                                                                                 ------------      ------------
      Total Liabilities and Stockholders' Equity ..............................  $  6,497,853      $  4,307,512
                                                                                 ============      ============

See notes to consolidated financial statements on Form 10-Q.


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                1997          1996          1997           1996
                                             ----------    ----------    ----------    ----------
                                                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
REVENUES
Property and casualty premiums earned ....   $  168,436    $  120,096    $  404,466    $  372,334
Net investment income ....................       42,694        30,159       103,739        95,228
Loan interest ............................       49,018        42,216       140,514       119,270
Realized investment losses ...............         (456)         (170)       (1,485)       (1,694)
Other revenue ............................        7,580         5,085        20,928        15,589
                                             ----------    ----------    ----------    ----------
        Total Revenues ...................      267,272       197,386       668,162       600,727

EXPENSES
Losses and loss adjustment expenses ......      105,092        82,035       254,369       261,540
Policy acquisition costs .................       34,107        23,072        82,889        72,587
Provision for loan losses ................        2,747         3,305         6,643         9,153
Other operating costs and expenses .......       44,453        26,562       107,018        78,522
Interest expense .........................       38,647        28,735       103,053        84,704
                                             ----------    ----------    ----------    ----------
        Total Expenses ...................      225,046       163,709       553,972       506,506
                                             ----------    ----------    ----------    ----------

Income before taxes ......................       42,226        33,677       114,190        94,221
Income tax expense .......................       13,407        10,738        36,074        30,339
                                             ----------    ----------    ----------    ----------

            NET INCOME ...................   $   28,819    $   22,939    $   78,116    $   63,882
                                             ==========    ==========    ==========    ==========



PER SHARE DATA

 Net income:
      Primary ............................   $     0.91    $     0.85    $     2.61    $     2.42
      Fully diluted ......................         0.85          0.71          2.34          2.01

 Cash dividends ..........................         0.15          0.15          0.45          0.45

Weighted average shares:
      Primary ............................       31,840        26,961        29,982        26,345
      Fully diluted ......................       34,460        34,199        34,236        33,563




See notes to consolidated financial statements on Form 10-Q.


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                   1997            1996
                                                                                -----------     -----------
                                                                                   (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Net income ..................................................................   $    78,116     $    63,882
Adjustments to reconcile net income to net cash provided
    by operating activities:
     Change in premiums receivable and agents' balances
         and reinsurance recoverable on paid losses .........................        (8,208)          7,059
     Change in accrued investment income ....................................         8,160           9,779
     Change in claims and policy liabilities ................................      (140,373)       (173,710)
     Amortization of policy acquisition costs ...............................        82,889          72,587
     Policy acquisition costs deferred ......................................       (84,606)        (70,312)
     Provision for deferred income taxes ....................................        12,838          18,854
     Provision for loan losses ..............................................         6,643           9,153
     Provision for depreciation and amortization ............................        21,604          18,216
     Net amortization on fixed maturity investments .........................       (12,694)        (18,008)
     Realized investment losses .............................................         1,485           1,694
     Change in other assets and liabilities .................................        77,568         (28,976)
                                                                                -----------     -----------
          Net Cash Provided by (Used in) Operating Activities ...............        43,422         (89,782)

INVESTING ACTIVITIES
Securities available for sale:
     Purchases of securities ................................................    (3,509,089)     (1,286,971)
     Sales of securities ....................................................     2,867,205       1,297,117
     Securities matured or called ...........................................        23,923          49,955
(Increase) decrease in short-term and other investments .....................       465,134         245,355
Loan originations and bulk purchases funded .................................      (733,800)       (508,796)
Receipts from repayments of loans ...........................................       463,797         291,789
Purchase of subsidiaries, less cash acquired ................................      (317,205)              -
Purchase of property and equipment ..........................................       (15,700)         (8,815)
                                                                                -----------     -----------
          Net Cash Provided by (Used in) Investing Activities ...............      (755,735)         79,634

FINANCING ACTIVITIES
Proceeds from short-term debt ...............................................       353,539         145,401
Repayments of short-term debt ...............................................        (1,967)        (72,191)
Proceeds from long-term debt ................................................       274,260         121,058
Repayments of long-term debt ................................................      (117,750)       (101,004)
Net increase in thrift deposits .............................................       258,276         108,190
Annuity contract receipts ...................................................         1,202         128,543
Annuity contract withdrawals ................................................       (25,269)        (30,756)
Proceeds from sale of Preferred Securities ..................................             -         100,000
Dividends paid ..............................................................       (13,046)        (10,942)
Stock options exercised .....................................................        13,111           1,374
Settlement under life insurance reinsurance agreement .......................             -        (360,000)
Net increase in deferred compensation plans .................................       (20,393)        (28,158)
                                                                                -----------     -----------
          Net Cash Provided by Financing Activities .........................       721,963           1,515
                                                                                -----------     -----------

INCREASE (DECREASE) IN CASH .................................................         9,650          (8,633)

Cash at beginning of year ...................................................        55,378          39,559
                                                                                -----------     -----------

CASH AT SEPTEMBER 30, .......................................................   $    65,028     $    30,926
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


NOTE B --- ACQUISITION

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

     Industrial Indemnity's operating results are included in the Company's consolidated statement of income from the date of acquisition. The following unaudited pro forma consolidated data present operating results of the Company as if the acquisition of Industrial Indemnity had occurred January 1, 1997 and 1996, respectively. The pro forma results are not intended to be indicative of the consolidated results of operations that would have been reported if the acquisition had occurred at the dates indicated or of the consolidated results of future operations.

                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                 1997        1996
                                              ---------    ---------
                                               (MILLIONS OF DOLLARS,
                                              EXCEPT PER SHARE DATA)


Revenues ...................................   $    861    $     832
Net income .................................         83           74

Per share data:
Net Income
      Primary ..............................   $   2.77    $    2.81
      Fully diluted ........................       2.49         2.31


NOTE C --- STOCKHOLDERS' EQUITY

     During the first three months of 1997, the Company purchased an aggregate 864,824 shares at an aggregate cost of approximately $26 million to fund stock-based management and employee benefit programs.

NOTE D --- NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128 ("FASB 128"), "Earnings Per Share" and Statement No. 129 ("FASB 129"), "Disclosure of Information about Capital Structure" which are both effective for periods ending after December 15, 1997. At that time, pursuant to FASB 128, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The new requirements replace primary earnings per share with basic earnings per share. The dilutive effect of stock options will be excluded under basic earnings per share. The impact of FASB 128 on the calculation of primary earnings per share would have resulted in an increase of nil and $0.01 per share for the quarters ended September 30, 1997 and 1996, respectively. The impact for the nine months ended September 30, 1997 and 1996, respectively, would have resulted in an increase of $0.01 and $0.10. There was no impact on fully diluted earnings per share for the three months ended September 30, 1997 and 1996 and for the nine months ended September 30, 1996. The impact on the nine months ended September 30, 1997 would have resulted in an increase of $0.01. FASB 129 consolidates existing requirements regarding disclosure of certain information about an entity's capital, and therefore will have no impact.

     In June 1997, the FASB issued Statement No. 130 ("FASB 130"), "Reporting Comprehensive Income" and Statement 131 ("FASB 131"), "Disclosures about Segments of an Enterprise and Related Information." Both standards are effective for periods ending after December 15, 1997. FASB 130 requires most companies to report "Comprehensive Income," a new, additional measure of income, to include foreign currency translation gains and losses and other unrealized gains and losses that are today excluded from net income and reflected instead in equity. FASB 131 changes the disclosure guidelines for reporting operating segments. The Company has not yet determined the impact of FASB 130 and FASB 131.

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


GENERAL

     Fremont General Corporation (the "Company") is a nationwide insurance and financial services holding company, operating select businesses in niche markets. Fremont General's insurance business includes one of the largest underwriters of workers' compensation insurance in the nation. The Company also provides medical malpractice insurance. Fremont General's financial services business includes commercial real estate lending, residential real estate lending, commercial finance and premium financing. The Company's total assets as of September 30, 1997 were $6.5 billion. The primary operating strategy of the Company is to build upon its core business units through acquisition opportunities and new business development. The Company's secondary strategy is to achieve income balance and geographic diversity among its business units in order to limit the exposure of the Company to industry, market and regional concentrations. The Company's stock is traded on the New York Stock Exchange under the symbol "FMT" (NYSE: FMT).


     Consistent with its primary operating strategy, the Company's workers' compensation insurance operations have recently expanded through the acquisition on August 1, 1997 of Industrial Indemnity Holdings, Inc. ("Industrial Indemnity") from Talegen Holdings, Inc ("Talegen), a subsidiary of Xerox Corporation, whereby a subsidiary of the Company purchased all of the issued and outstanding capital stock of Industrial Indemnity. The purchase price paid by the Company consisted of $365 million in cash and the pay-off of approximately $79 million of an outstanding debt obligation that Industrial Indemnity owed to Talegen. Financing for the transaction was provided by internal funds and bank borrowings. Industrial Indemnity, which specializes in underwriting workers' compensation insurance, has a strong presence in the western United States dating back over 70 years. In 1996, Industrial Indemnity had premiums earned of $234 million, with invested assets of approximately $1.1 billion. The acquisition was treated as a purchase for accounting purposes and two months of Industrial Indemnity's operating results are included in the Company's results of operations for the quarter ended September 30, 1997.

     The Company's balance sheet at September 30, 1997 has been significantly impacted by the acquisition of Industrial Indemnity. At the acquisition date, the assets acquired and liabilities assumed are summarized in the following table:

                                                                     (THOUSANDS
                                                                     OF DOLLARS)
                                                                     -----------
Assets acquired:
      Fixed maturity investments - at market .....................   $   520,741
      Short-term investments .....................................       518,294
      Premiums receivable and agents' balances ...................       124,295
      Reinsurance recoverable on unpaid losses ...................       146,510
      Deferred income taxes ......................................       129,537
      Costs in excess of net assets acquired .....................        70,572
      Assets held for discontinued operations ....................        22,737
      Other assets, including cash, accrued
         investment income, reinsurance recoverable
         on paid losses, and deferred policy acquisition
         costs ...................................................       269,806
                                                                     -----------
                                                                     $ 1,802,492
                                                                     ===========

Liabilities assumed:
      Losses and loss adjustment expenses ........................   $ 1,115,736
      Unearned premiums ..........................................        53,932
      Dividends to policyholders .................................        33,841
      Long-term debt .............................................        78,750
      Accrued costs for discontinued operations ..................        22,737
      Other liabilities ..........................................       132,496
                                                                     -----------
         Total liabilities assumed ...............................     1,437,492
                                                                     -----------

Net Purchase Price ...............................................   $   365,000
                                                                     ===========


     Allocation of the purchase price is subject to valuations and other studies which are not yet complete. Accordingly, the final allocation of the purchase price may be different from the amounts summarized in the preceding table. In addition to the purchase price, the Company incurred approximately $9.9 million in acquisition-related costs.


RESULTS OF OPERATIONS

     The following table presents information for the three and nine months ended September 30, 1997 and 1996 with respect to the Company's primary business segments.


                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                     1997          1996           1997          1996
                                                  ----------    ----------     ----------    ----------
                                                              (THOUSANDS OF DOLLARS)
Revenues:
     Property and casualty ...................    $  207,664    $  147,776     $  498,628    $  456,381
     Financial services ......................        59,517        49,333        168,913       143,041
     Corporate ...............................            91           277            621         1,305
                                                  ----------    ----------     ----------    ----------
              Total ..........................    $  267,272    $  197,386     $  668,162    $  600,727
                                                  ==========    ==========     ==========    ==========

Income (Loss) Before Taxes:
     Property and casualty ...................    $   38,720    $   30,715     $  103,818    $   86,120
     Financial services ......................        10,483         9,724         31,444        26,112
     Corporate ...............................        (6,977)       (6,762)       (21,072)      (18,011)
                                                  ----------    ----------     ----------    ----------
              Total ..........................    $   42,226    $   33,677     $  114,190    $   94,221
                                                  ==========    ==========     ==========    ==========


    The Company generated revenues of approximately $267 million and $668 million in the three and nine month periods ended September 30, 1997, as compared to $197 million and $601 million in the same periods in

1996. Revenues were higher in the three and nine months ended September 30, 1997 as compared to the same prior year periods, due primarily to the acquisition of Industrial Indemnity and higher loan interest revenues in the financial services segment. Higher loan interest revenues in the financial services segment were due mainly to significant growth in the average loan portfolios of the real estate lending and commercial finance operations. See "Financial Services." Realized investment losses in the three and nine month periods ended September 30, 1997 were $456,000 and $1,485,000, respectively, compared to $170,000 and
$1,694,000, respectively, for the same periods in 1996.

     The Company had net income of $28.8 million or $0.91 per share and $78.1 million or $2.61 per share for the three and nine month periods ended September 30, 1997, respectively, as compared to $22.9 million or $0.85 per share and $63.9 million or $2.42 per share for the same periods in 1996. Income before taxes for the three and nine month periods ended September 30, 1997 was $42.2 million and $114.2 million, respectively, as compared to $33.7 million and $94.2 million for the same periods in 1996, representing increases of 25.4% and 21.2% for the three and nine month periods, respectively.

     The property and casualty insurance operations, consisting primarily of workers' compensation insurance, posted income before taxes of $38.7 million and $103.8 million for the three and nine month periods ended September 30, 1997, respectively, as compared to $30.7 million and $86.1 million for the same periods in 1996. The increases in income before taxes of 28.8% and 22.3% for the three and nine month periods, respectively, were due primarily to the recognition of continued lower claim frequency and the acquisition of Industrial Indemnity. The combined ratio for the three and nine month periods ended September 30, 1997 was 93.2% and 92.0% compared to 93.9% and 95.8% for the same periods in 1996.

     The financial services business segment posted income before taxes for the three and nine months ended September 30, 1997 of $10.5 million, and $31.4 million, respectively, as compared to $9.7 million and $26.1 million for the same periods of 1996. These increases were due mainly to the general growth in the average loan portfolio. The average loan portfolio grew to $1.86 billion for the nine month period ended September 30, 1997, respectively, from $1.57 billion for the same period of 1996.

     Corporate revenues during the three and nine month periods ended September 30, 1997 and 1996 consisted primarily of investment income, while corporate expenses consisted primarily of interest expense and general and administrative expenses. The corporate loss before income taxes for the three and nine months ended September 30, 1997 was $7.0 million and $21.1 million as compared to $6.8 million and $18.0 million for the same periods of 1996. The increase in the corporate loss before taxes for both the three and nine month periods was due primarily to lower investment income and increased administrative expenses.

     Income tax expense of $13.4 million and $36.1 million for the three and nine months ended September 30, 1997, respectively, represents effective tax rates of 31.8% and 31.6% on respective pre-tax income of $42.2 million and $114.2 million. These effective tax rates are lower than the enacted federal income tax rate of 35%, due primarily to tax exempt investment income which reduces the Company's taxable income.


   PROPERTY AND CASUALTY INSURANCE OPERATIONS


     The following table represents information for the three and nine month periods ended September 30, 1997 and 1996 with respect to the Company's property and casualty insurance operations:


                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                                1997        1996         1997        1996
                                              ----------  ----------   ----------  ----------
                                                          (THOUSANDS OF DOLLARS)

Revenues .................................    $  207,664  $  147,776   $  498,628  $  456,381
Expenses .................................       168,944     117,061      394,810     370,261
                                              ----------  ----------   ----------  ----------
Income Before Taxes ......................    $   38,720  $   30,715   $  103,818  $   86,120
                                              ==========  ==========   ==========  ==========


     PREMIUMS. Premiums earned from the Company's property and casualty insurance operations were $168.4 million and $404.5 million in the three and nine month periods ended September 30, 1997, as compared to $120.1 million and $372.3 million for the same periods of 1996. The higher premiums were due primarily to the acquisition of Industrial Indemnity. With this acquisition, the Company has broadened the geographic diversity of its premium writings. Using the Company's estimated annual premiums on policies in effect at September 30, 1997 and 1996 (referred to as "inforce premium"), the percentage of the Company's inforce premium in California is 41%, up significantly from 30% at September 30, 1996. Additionally, the Company's percentage of inforce premium in Illinois is 22% at September 30, 1997, down substantially from 47% at September 30, 1996. The Company has observed a moderation of price competition in California, which adopted an open rating system effective January 1, 1995, while Illinois continues to experience price competition. See "Variability of
Operating Results" and "Workers' Compensation Regulation." The Industrial Indemnity acquisition has also afforded the Company a significant presence in the western United States, in addition to California. These western states, excluding California, have collectively exhibited relatively stable competitive environments.

     NET INVESTMENT INCOME. Net investment income within the property and casualty insurance operations was $39.7 million and $95.7 in the three and nine month periods ended September 30, 1997, higher as compared to $27.8 million and $85.7 million for the same periods of 1996. This is due primarily to the acquisition of Industrial Indemnity.

     LOSS AND LOSS ADJUSTMENT EXPENSE. The property and casualty loss and loss adjustment expenses ("LAE") were $105.1 million and $254.4 million for the three and nine month periods ended September 30, 1997, as compared to $82.0 million and $261.5 million for the same periods of 1996. In addition, the ratio of these losses and LAE to property and casualty insurance premiums earned ("loss ratio") was 62.4% and 62.9% for the three and nine month periods ended September 30, 1997, as compared to 68.3% and 70.2% for the same periods of 1996. The decrease in the loss ratio was due primarily to the recognition of savings generated by the Company's implementation of more effective claims handling procedures in its mid-west region, offset partially by higher loss ratios associated with Industrial Indemnity.

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

     POLICY ACQUISITION COSTS AND OTHER OPERATING COSTS AND EXPENSES. The ratio of policy acquisition costs and other operating costs and expenses to premiums earned is referred to as the expense ratio, which was 30.0% and 28.8% for the three and nine month periods ended September 30, 1997, as compared to 25.6% for both the three and nine month periods of 1996. The increase in this ratio was due primarily to higher agents' commission costs and higher operating costs and expenses.

     DIVIDENDS TO POLICYHOLDERS. The policyholder dividends ratio for the Company's property and casualty insurance business was 0.8% and 0.3% in the three and nine month periods ended September 30, 1997. During 1996 there were no dividends accrued. This is due primarily to the type of workers' compensation insurance policies written by the Company. The Company's workers' compensation insurance policies are predominately written as non-participating, which does not include provisions for dividend consideration. The dividends accrued in the three and nine month periods ended September 30, 1997 were due entirely to the acquisition of Industrial Indemnity.

     VARIABILITY OF OPERATING RESULTS. The Company's profitability can be affected significantly by many factors including competition, the severity and frequency of claims, interest rates, regulations, court decisions, the judicial climate, and general economic conditions and trends, all of which are outside of the Company's control. These factors have contributed, and in the future could contribute, to significant variation of results of operations in different aspects of the Company's business from quarter to quarter and year to year. With respect to the workers' compensation insurance business, changes in economic conditions can lead to reduced premium levels due to lower payrolls as well as increased claims due to the tendency of workers who are laid off to submit workers' compensation claims. Legislative and regulatory changes can also contribute to variable operating results for workers' compensation insurance businesses. For example, in 1995 the Company experienced the negative impact of lower premiums and lower profitability on the Company's California workers' compensation business due to increased price competition resulting from legislation enacted in California in July 1993 which, among other things, repealed the minimum rate law effective January 1, 1995. Additionally, price competition in Illinois, where the Company has a significant presence, continues to impact the Company's profitability, where overall average decreases of 10.0% and 13.6% in advisory premium rates, which workers' compensation insurance companies in Illinois tend to follow, became effective January 1, 1997 and January 1, 1996, respectively. See "Workers' Compensation Regulation." The acquisition of Industrial Indemnity may mitigate the adverse effects of this price competition in Illinois by providing the Company with a broader geographic diversity of its premium writings. The Company anticipates that its results of operations and financial condition will continue to be adversely affected by the increased price competition in Illinois. Also, the establishment of appropriate reserves necessarily involves estimates, and reserve adjustments have caused significant fluctuations in operating results from year to year.

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

     The following table presents information for the three and nine month periods ended September 30, 1997 and 1996 with respect to the Company's financial services operations:



                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                 1997        1996       1997        1996
                                              ---------  ---------   ----------  ----------
                                                         (THOUSANDS OF DOLLARS)

Revenues ..................................   $  59,517  $  49,333   $  168,913  $  143,041
Expenses ..................................      49,034     39,609      137,469     116,929
                                              ---------  ---------   ----------  ----------
Income Before Taxes .......................   $  10,483  $   9,724   $   31,444  $   26,112
                                              =========  =========   ==========  ==========


     Revenues increased 20.6% and 18.1% in the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods of 1996, due primarily to greater loan interest revenue attributable to the growth in the average loan portfolio of the commercial and residential real estate lending and commercial finance operations.

     Income before taxes in the financial services operations was $10.5 million and $31.4 million for the three and nine month periods ended September 30, 1997, as compared to $9.7 million and $26.1 million for the same periods of 1996. The 7.8% and 20.4% increases in income before taxes in the three and nine month periods ended September 30, 1997 was due primarily to higher income before taxes in the real estate lending operation. Contributing to this higher income before taxes were higher loan interest revenue due to a greater average real estate loan portfolio and a lower loan loss provision relative to loans receivable, which resulted from lower loan loss experience. These conditions were partially offset by an increase in the cost of funds and increases in operating expenses.

     The following table identifies the interest income, interest expense, average interest-bearing assets and liabilities, and interest margins for the Company's financial services operations:



                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                 ----------------------------------------------------------------------------
                                                                 1997                                   1996
                                                 -----------------------------------      -----------------------------------
                                                   AVERAGE                    YIELD/        AVERAGE                   YIELD/
                                                   BALANCE        INTEREST   COST (1)       BALANCE       INTEREST   COST (1)
                                                 ------------    ----------  --------     ------------   ----------  --------
                                                                (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Interest bearing assets (2) :
    Commercial finance, premium
       finance and other loans ...............   $    648,026    $   52,341     10.77%    $    650,888   $   53,603     10.98%
    Thrift and loan:
       Cash equivalents ......................        115,675         4,710      5.43          148,519        5,925      5.32
       Investments ...........................         50,682         2,165      5.70           30,196        1,277      5.64
       Commercial real estate loans ..........        925,977        66,597      9.59          724,363       52,511      9.67
       Residential real estate loans .........        305,792        22,063      9.62          198,727       14,087      9.45
       Other thrift loans ....................          1,354           103     10.14              579           54     12.44
                                                 ------------    ----------               ------------   ----------

    Total interest bearing assets ............   $  2,047,506    $  147,979      9.64%    $  1,753,272   $  127,457      9.69%
                                                 ============    ==========               ============   ==========

Interest bearing liabilities:
    Savings deposits .........................   $    257,449    $    9,710      5.03%    $    252,918   $    9,405      4.96%
    Time deposits ............................        992,296        43,306      5.82          718,757       30,859      5.72
    Commercial paper and other ...............          7,093           303      5.70            2,132           77      4.82
    Securitization obligation ................        301,355        13,819      6.11          297,017       13,598      6.10
    Debt with banks ..........................        219,762        10,904      6.62          233,940       11,322      6.45
    Debt from affiliates .....................         50,968         2,042      5.34           58,915        2,161      4.89
                                                 ------------    ----------               ------------   ----------
    Total interest bearing liabilities .......   $  1,828,923    $   80,084      5.84%    $  1,563,679   $   67,422      5.75%
                                                 ============    ==========               ============   ==========


Net interest income ..........................                   $   67,895                              $   60,035
                                                                 ==========                              ==========
Net yield ....................................                                   4.42%                                   4.57%

------------------
 (1)   Annualized
 (2)   Average loan balances inclue non-accrual loan balances.


     The margin between the Company's interest income and cost of funds decreased in the nine month period ended September 30, 1997 as compared to the nine month period ended September 30, 1996, due primarily to a decrease in the net margins in the commercial finance lending segment due primarily to increases in the credit quality of the commercial loan portfolio, as well as increased competition. Partially offsetting this was a slight increase in the net margins in the real estate lending operation, due mainly to an increase in the yield on residential real estate loans offset partially by decreases in the yield on commercial real estate loans.

     LOANS RECEIVABLE AND RESERVE ACTIVITY. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:


                                                           SEPTEMBER 30,            DECEMBER 31,
                                                               1997                     1996
                                                       --------------------     --------------------
                                                                       % OF                   % OF
                                                          AMOUNT      TOTAL      AMOUNT       TOTAL
                                                       -----------   ------     -----------   ------
                                                          (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Accounts receivable and inventory loans:
      Commercial finance ...........................   $   418,697       21%    $   385,734       22%
Term loans:
      Thrift and loan ..............................     1,349,576       68       1,113,950       65
      Commercial finance, premium finance
      and other loans ..............................       224,363       11         226,103       13
                                                       -----------   ------     -----------   ------
           Total term loans ........................     1,573,939       79       1,340,053       78
                                                       -----------   ------     -----------   ------
           Total loans .............................     1,992,636      100       1,725,787      100
Less allowance for possible loan losses ............        41,236        2          37,747        2
                                                       -----------   ------     -----------   ------
      Loans receivable .............................   $ 1,951,400       98%    $ 1,688,040       98%
                                                       ===========   ======     ===========   ======



     The following table illustrates the maturities of the Company's loans receivable:


                                                                      MATURITIES AT SEPTEMBER 30, 1997
                                                              -----------------------------------------------
                                                               1 TO 24    25 TO 60     OVER 60
                                                                MONTHS      MONTHS      MONTHS        TOTAL
                                                              ---------   ---------   ---------   -----------
                                                                         (THOUSANDS OF DOLLARS)
Accounts receivable and inventory
       loans -- variable rate ............................    $ 424,384   $       -   $       -   $   424,384
Term loans -- variable rate ..............................      246,157     578,902     532,791     1,357,850
Term loans -- fixed rate .................................      111,523      46,615      52,264       210,402
                                                              ---------   ---------   ---------   -----------
       Total .............................................    $ 782,064   $ 625,517   $ 585,055   $ 1,992,636
                                                              =========   =========   =========   ===========


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

     The following table describes the asset classifications, loss experience and reserve reconciliation of the real estate lending and commercial finance operations as of or for the periods ended as shown below:


                                                                               SEPTEMBER 30,
                                                                         -------------------------
                                                                              1997          1996
                                                                         ------------  -----------
                                                                           (THOUSANDS OF DOLLARS,
                                                                              EXCEPT PERCENTS)

Non-accrual loans ....................................................   $    28,610   $    26,824
Accrual loans 90 days past due .......................................           882           349
Real estate owned ("REO") ............................................        10,631         9,953
                                                                         -----------   -----------
Total non-performing assets ..........................................   $    40,123   $    37,126
                                                                         ===========   ===========

Beginning allowance for possible loan losses .........................   $    37,747   $    31,781
Provision for loan losses ............................................         6,643         9,153
Reserves established with portfolio acquisitions .....................             -         1,830
Charge-offs:
         Commercial finance, premium finance and other loans .........         2,453         5,456
         Thrift and Loan:
                Commercial real estate ...............................           790         2,681
                Residential real estate loans ........................           977           229
                Other thrift loans ...................................             2            94
                                                                         -----------   -----------
         Total charge-offs ...........................................         4,222         8,460
                                                                         -----------   -----------
Recoveries:
         Commercial finance, premium finance and other loans .........            36            29
         Thrift and Loan:
                Commercial real estate ...............................           338           564
                Residential real estate loans ........................           596           139
                Other thrift loans ...................................            98           258
                                                                         -----------   -----------
         Total recoveries ............................................         1,068           990
                                                                         -----------   -----------
Net charge-offs ......................................................         3,154         7,470
                                                                         -----------   -----------
Ending allowance for possible loan losses ............................   $    41,236   $    35,294
                                                                         ===========   ===========

Allocation of allowance for possible loan losses:
         Commercial finance, premium finance and other loans .........   $    12,311   $    13,672
         Thrift and loan .............................................        28,925        21,622
                                                                         -----------   -----------
         Total allowance for possible loan losses ....................   $    41,236   $    35,294
                                                                         ===========   ===========

Total loans receivable ...............................................   $ 1,992,636   $ 1,741,495
Average total loans receivable .......................................   $ 1,864,222   $ 1,573,796
Net charge-offs to average total loans receivable (annualized) .......          0.23%         0.63%
Non-performing assets to total loans receivable ......................          2.01%         2.13%
Allowance for possible loan losses to total loans receivable .........          2.07%         2.03%
Allowance for possible loan losses to non-performing assets ..........        102.77%        95.07%
Allowance for possible loan losses to non-accrual
         loans and accrual loans 90 days past due ....................        139.82%       129.89%


     Non-performing assets increased modestly to $40.1 million at September 30, 1997 from $37.1 million at September 30, 1996. This increase is due primarily to increases in non-accrual commercial finance loans, accrual real estate loans 90 days past due and REO. Overall, these increases are consistent with the significant increase in total loans receivable to $1.86 billion at September 30, 1997 from $1.57 billion at September 30, 1996.

     The lower provision for loan losses in the nine month period ended September 30, 1997 as compared to the same period of the prior year, is due primarily to improved loan loss experience in the real estate lending operation. Additionally, a lower loan loss provision occurred in the commercial finance operation as the Company was adversely impacted in the first three months of 1996 by a specific loan loss provision associated with one loan in the commercial finance loan portfolio. Substantially all of the charge-offs in the commercial finance segment in the first nine months of 1996 were also related to this loan. The Company's overall improved loan loss experience is evidenced by the decreases in both the ratio of net charge-offs to average total loans receivable and the ratio of non-performing assets to total loans receivable in the preceding table. The Company's allowance for possible loan losses strengthened in 1997 as indicated by the increase in the ratio of the allowance for possible loan losses to non-accrual loans and accrual loans 90 days past due to 139.82% at September 30, 1997 from 129.89% at September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The property and casualty insurance operations must have cash and liquid assets available to meet their obligations to policyholders in accordance with contractual obligations, in addition to having the funds available to meet ordinary operating costs. These operations have several sources of funds to meet their obligations, including cash flow from operations, recoveries from reinsurance contracts and investment securities. By statute, the majority of the cash from these operations is required to be invested in investment grade securities to provide protection for policyholders. The Company invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's investment portfolio had an unrealized gain of $69.0 million and $4.0 million at September 30, 1997 and December 31, 1996, respectively.

     The Company's thrift and loan subsidiary, which is principally engaged in real estate lending, finances its lending activities primarily through customer deposits, which have grown to $1.37 billion at September 30, 1997 from $1.11 billion at December 31, 1996. In addition, this subsidiary is eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"). This financing is available at varying rates and terms. As of September, 30 1997, $292 million was available under the facility with no outstanding advances.

     The Company's commercial finance operation funds its lending activities primarily through its asset securitization program, an unsecured revolving line of credit with a syndicated bank group and its capital. The asset securitization program was established to provide a stable and cost effective source of funds to facilitate the expansion of this business. As of September 30, 1997, an aggregate $235 million senior series and an aggregate $39.26 million subordinated series of asset-backed certificates were outstanding. The interest rate on the certificates, set monthly, ranged from LIBOR plus 0.23% to LIBOR plus 0.95% at September 30, 1997. The securities issued in this program have a scheduled maturity of three to five years, but could mature earlier depending on fluctuations in outstanding balances of loans in the portfolio and other factors. As of September 30, 1997, up to $265 million in additional publicly offered asset-backed certificates may be issued pursuant to a shelf registration statement to fund future growth in the commercial finance portfolio. In February 1996, $135 million of the senior series certificates ("Series C") were issued. The proceeds were used, in conjunction with existing cash, to retire $200 million in Series A certificates, which were outstanding as of December 31, 1995. In April 1997, $109.26 million in certificates ("Series D") were issued, comprised of $100 million in senior certificates and $9.26 million in subordinated certificates. The Series D certificates were issued to retire $100 million in maturing Series B certificates. In December 1995, a commercial paper facility was established as part of the asset securitization program. This facility, which expires in December 1998, provides for the issuance of up to $150 million in commercial paper, dependent upon the level of assets within the asset securitization program. As of September 30, 1997, $42 million was outstanding under this facility. The commercial finance operation's unsecured revolving line of credit is with a syndicated bank group that presently permits borrowings of up to $450 million, which includes a revolving credit facility of $350 million and a term loan of $100 million. The revolving credit facility coverts to a term loan in August 2000, with ultimate maturity of the term loan in June 2002. The $100 million term loan matures July 2001. The balance outstanding at September 30, 1997 of the revolving credit facility and the term loan was $114 million and $100 million, respectively, with a weighted average interest rate of 6.06%. This credit line is primarily used to finance assets which are not included in the Company's asset securitization program.

     As a holding company, Fremont General pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, management fees paid by its subsidiaries and dividends paid by its subsidiaries. Stockholders' dividends declared aggregated $13.8 million and $11.7 million for the nine months ended September 30, 1997 and 1996, respectively. Several of the Company's subsidiaries are subject to certain statutory and regulatory restrictions and various agreements, principally loan agreements, that restrict their ability to distribute dividends to the Company. The Company expects that during the next few years dividends from its subsidiaries will consist of dividends from its property and casualty insurance subsidiaries and dividends on preferred stock of its thrift and loan holding company and commercial finance subsidiaries. The maximum amount available for payment of dividends by the property and casualty insurance subsidiaries during 1997, without prior regulatory approval, is approximately $62.6 million.

     To facilitate general corporate operations, the Company maintains a revolving line of credit with a syndicated bank group that permits borrowings of up to $400 million, of which $245 million was outstanding as of September 30, 1997. This credit facility expires in July 2002.

     During 1997, an aggregate $185,952,000 principal amount at maturity of Liquid Yield OptionTM Notes due October 12, 2013 (Zero Coupon-Subordinated) ("LYONs") were converted into 3,586,000 shares of the Company's Common Stock. The effect of these conversions was an increase in stockholders' equity and a decrease in long-term debt of $81 million. During 1996, an aggregate $72,505,000 principal amount at maturity of LYONs were converted into 1,399,000 shares of the Company's Common Stock. The effect of the conversions was an increase in stockholders' equity and a decrease in long-term debt of $31 million.

     On March 1, 1996, Fremont General Financing I, a statutory business trust (the "Trust") and consolidated wholly-owned subsidiary of the Company, sold $100 million of 9% Trust Originated Preferred SecuritiesSM ("the Preferred Securities") in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. The proceeds from the sale of the Preferred Securities were invested in 9% Junior Subordinated
Debentures of the Company ("the Junior Subordinated Debentures"). The proceeds from the sale of the Junior Subordinated Debentures were used to repay approximately $50 million in revolving bank line of credit indebtedness, with the remainder used for general corporate purposes. The $100 million Junior Subordinated Debentures are the sole asset of the Trust. The Preferred Securities will be redeemed upon maturity of the Junior Subordinated Debentures in 2026, subject to the election available to the Company to extend the maturity up to 2045, and they may be redeemed, in whole or in part, at any time on or after March 31, 2001 and under certain specified circumstances. The Junior Subordinated Debentures rank PARI PASSU with the Company's $115,293,000 aggregate principal amount at maturity of Liquid Yield Option(TM) Notes due 2013, and subordinate and junior to all senior indebtedness of the Company. Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by the Company.

     Net cash provided by (used in) operating activities of continuing operations was $43.4 million and $(89.8) million for the nine months ended September 30, 1997 and 1996, respectively. Net cash provided by (used in) continuing operations increased in the nine months ended September 30, 1997, due primarily to an increase in net income, a lower reduction in claims and policy liabilities, an increase in premiums receivable and agents' balances and a decrease in other assets, coupled with an increase in other liabilities. The increase in other liabilities is due mainly to increases in the accrual of certain operating expenses. The decrease in other assets is due primarily to a $45 million collection on a policyholder receivable classified in other assets.

     Net cash provided by (used in) investing activities decreased to $(755.7) million from $79.6 million for the nine months ended September 30, 1997 and 1996, respectively. The decrease in net cash provided by (used in) investing activities was due mainly to the August 1, 1997 acquisition of Industrial Indemnity for a net cash disbursement of $317.2 million, an increase in investment purchases, net of sales, maturities and short-term investment activity, and an increase in loan originations, net of loan repayments. The increase in loan originations is consistent with the general growth in the Company's financial services' loan portfolio. The increase in net investment purchases is due primarily to increases in liquidity in the Company's thrift and loan operation and the investing of certain short-term debt proceeds in the Company's property and casualty insurance operation. Additionally, the decrease in short-term investments is due primarily to the investing of the acquired short-term investment portfolio of Industrial Indemnity into long-term investments.

     Net cash provided by financing activities was $722.0 million and $1.5 million in the nine months ended September 30, 1997 and 1996, respectively. Net cash provided by financing activities increased in the nine months ended September 30, 1997, due primarily to an increase in short-term and long-term debt proceeds, net of repayments, an increase in thrift deposits, a decrease in the funding of certain deferred compensation plans, net of stock options exercised, and the payment in 1996 of $360 million in settlement of certain reinsurance and assumption agreements within the life insurance operation. These reinsurance and assumption agreements, which became effective on December 31, 1995 and January 1, 1996 resulted in a significant reduction in the Company's life insurance operations beginning in 1996. The increase in long-term debt proceeds, net of repayments, is due primarily to $140 million in net additional borrowings used in conjunction with the acquisition of Industrial Indemnity. Contributing to the increase in short-term debt proceeds was an increase of $328 million in borrowings pursuant to certain reverse repurchase agreements within the property and casualty insurance operation. Partially offsetting these increases in financing activities were decreases in annuity contract receipts, net of contract withdrawals. The decrease in annuity contract receipts is consistent with the Company's substantial reduction in life insurance operations which occurred on January 1, 1996. Additionally, the Company's financing activities in the first quarter of 1996 were significantly impacted by the proceeds of $100 million from the sale of the Preferred Securities which were issued on March 1, 1996.

     The amortized cost of the Company's invested assets were $2.73 billion and $1.48 billion at September 30, 1997 and December 31, 1996, respectively. The $1.25 billion increase in the invested assets resulted primarily from the approximate $1.0 billion in invested assets acquired pursuant to the Industrial Indemnity acquisition, an increase in liquidity in the Company's thrift and loan subsidiary and the investing of certain short-term debt proceeds in the Company's property and casualty insurance operation.

     The Company's property and casualty premium to surplus ratio for the year ended December 31, 1996 was 1.2 to 1, which is within industry guidelines. The FDIC has established certain capital and liquidity standards for its member institutions, and the Company's thrift and loan subsidiary was in compliance with these standards as of September 30, 1997.

     The Company believes that its existing cash, its bank lines of credit, revenues from operations and other available sources of liquidity will be sufficient to satisfy its liquidity needs for the next several years.


NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128 ("FASB 128"), "Earnings Per Share" and Statement No. 129 ("FASB 129"), "Disclosure of Information about Capital Structure" which are both effective for periods ending after December 15, 1997. At that time, pursuant to FASB 128, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The new requirements replace primary earnings per share with basic earnings per share. The dilutive effect of stock options will be excluded under basic earnings per share. The impact of FASB 128 on the calculation of primary earnings per share would have resulted in an increase of nil and $0.01 per share for the quarters ended September 30, 1997 and 1996, respectively. The impact for the nine months ended September 30, 1997 and 1996, respectively, would have resulted in an increase of $0.01 and $0.10. There was no impact on fully diluted earnings per share for the three months ended September 30, 1997 and 1996 and for the nine months ended September 30, 1996. The impact on the nine months ended September 30, 1997 would have resulted in an increase of $0.01. FASB 129 consolidates existing requirements regarding disclosure of certain information about an entity's capital, and therefore will have no impact.

     In June 1997, the FASB issued Statement No. 130 ("FASB 130"), "Reporting Comprehensive Income" and Statement 131 ("FASB 131"), "Disclosures about Segments of an Enterprise and Related Information." Both standards are effective for periods ending after December 15, 1997. FASB 130 requires most companies to report "Comprehensive Income" a new, additional measure of income, to include foreign currency translation gains and losses and other unrealized gains and losses that are today excluded from net income and reflected instead in equity. FASB 131 changes the disclosure guidelines for reporting operating segments. The Company has not yet determined the impact of FASB 130 and FASB 131.

                           PART II - OTHER INFORMATION


Item 1:        Legal Proceedings.
               None.

Item 2:        Changes in Securities and Use of Proceeds.
               None.

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

     10.3 (a) Fremont General Corporation and Affiliated Companies Investment Incentive Program. (Filed as Exhibit No. 10.3 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

    Exhibit No.                          Description
    -----------                          -----------

     10.3 (b) Amendments One, Two and Three to the Fremont General and Affiliated Companies Investment Incentive Program.

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

     10.5 Supplemental Retirement Plan of the Company, as restated January 1, 1997.

     10.6 Trust Agreement for Supplemental Retirement Plan of the Company and the Senior Supplemental Retirement Plan of The Company, as amended. (Filed as Exhibit No. 10.6 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

     10.7         Senior  Supplemental  Retirement  Plan, as restated January 1,
                  1997.

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

     10.10        1997 Stock Plan and related agreements.  (Filed as Exhibit No.
                  10.10 to Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007, and incorporated herein by reference.)

     10.11 (a)    Long-Term Incentive  Compensation Plan of the Company - Senior
                  Executive  Plan.  (Filed as Exhibit No. 10.10 (a) on Form 10-Q
                  for the period  ended  September  30,  1996,  Commission  File
                  Number 1-8007,  and incorporated  herein by reference.)  10.11
                  (b)  Long-Term  Incentive  Compensation  Plan  of the  Company
                  (Filed as Exhibit No. 10.10 (b) on Form 10-Q for the period ended September 30, 1996, Commission File Number 1-8007, and incorporated herein by reference.)

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

    Exhibit No.                          Description
    -----------                          -----------

     10.14 (a)    Employment Agreement between the Company and James A. McIntyre dated  January  1,  1994.  (Filed as  Exhibit  No.  (10)(i) to
                  Quarterly  Report on Form 10-Q for the period  ended March 31,
                  1994, Commission File Number 1-8007, and incorporated herein by reference.)

     10.14 (b)    First  Amendment to Employment  Agreement  between the Company and James A. McIntyre dated August 1, 1996.  (Filed as Exhibit
                  No. 10.10 to Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007, and incorporated herein by reference.)

     10.14 (c)    Second Amendment to Employment  Agreement  between the Company and James A. McIntyre dated August 8, 1997.

     10.15 (a)    Employment  Agreement between the Company and Louis J. Rampino dated  February 8, 1996.  (Filed as Exhibit  No.  10.14 (a) to
                  Annual Report on Form 10-K, for the fiscal year ended December
                  31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

     10.15 (b)    Employment  Agreement  between the Company and Wayne R. Bailey dated February 8, 1996.  (Filed as Exhibit No. 10.14 to Annual
                  Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

     10.16 Management Continuity Agreement between the Company and Raymond G. Meyers dated February 8, 1996. (Filed as Exhibit No. 10.15 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

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

     10.20 Credit Agreement among Fremont General Corporation, Various Lending Institutions and the Chase Manhattan Bank, N.A., As Agent dated August 1, 1997.

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

     27           Financial Data Schedule

    (b) Current Reports on Form 8-K during the third quarter of 1997:

        A Current Report on form 8-K dated August 14, 1997 reported the completion on August 1, 1997 of the acquisition of Industrial Indemnity Company ("II") pursuant to a Stock Purchase Agreement dated as of May 16, 1997 by and among the Company, Fremont Indemnity Company, a California corporation and wholly-owned subsidiary of the Company ("Fremont Indemnity") and Talegen Holdings, Inc., a Delaware corporation and subsidiary of Xerox Corporation ("Talegen"), whereby Fremont
        Indemnity purchased from Talegen all of the issued and outstanding capital stock of Industrial Indemnity.

        A Form 8-K/A dated October 14, 1997 (amending Current Report on Form 8-K dated August 14, 1997) which included the financial statements of the business acquired and the Company's pro forma condensed consolidated financial information.

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 FREMONT GENERAL CORPORATION



Date:  November 14, 1997                         /s/    LOUIS J. RAMPINO
                                                 -------------------------------
                                                 Louis J. Rampino, President,
                                                 Chief Operating Officer and
                                                 Director






Date:  November 14, 1997                         /s/    JOHN A. DONALDSON
                                                 -------------------------------
                                                 John A. Donaldson, Senior Vice
                                                 President, Controller and
                                                 Chief Accounting Officer

                                 EXHIBIT INDEX

                                                                                   Sequentially
    Exhibit No.                          Description                              Numbered Page
    -----------   --------------------------------------------------------------  -------------
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

                                                                                   Sequentially
    Exhibit No.                          Description                              Numbered Page
    -----------   --------------------------------------------------------------  -------------

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

     10.3 (a)     Fremont    General   Corporation   and   Affiliated  Companies
                  Investment  Incentive  Program.  (Filed as Exhibit No. 10.3 to
                  Annual Report on Form 10-K, for the fiscal year ended December
                  31, 1995,  Commission  File Number  1-8007,  and  incorporated herein by reference.)

     10.3 (b)     Amendments  One,  Two and  Three to the  Fremont  General  and
                  Affiliated Companies Investment Incentive Program.

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

     10.5         Supplemental  Retirement  Plan  of the  Company,  as  restated
                  January 1, 1997.

     10.6         Trust  Agreement  for  Supplemental  Retirement  Plan  of  the
                  Company  and the Senior  Supplemental  Retirement  Plan of The
                  Company,  as  amended.  (Filed as Exhibit  No.  10.6 to Annual
                  Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

     10.7         Senior  Supplemental  Retirement  Plan, as restated January 1,
                  1997.

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

                                                                                   Sequentially
    Exhibit No.                          Description                              Numbered Page
    -----------   --------------------------------------------------------------  -------------

     10.10        1997 Stock Plan and related agreements.  (Filed as Exhibit No.
                  10.10 to Quarterly  Report on Form 10-Q,  for the period ended
                  June 30, 1997, Commission File Number 1-8007, and incorporated herein by reference.)

     10.11 (a)    Long-Term Incentive  Compensation Plan of the Company - Senior
                  Executive  Plan.  (Filed as Exhibit No. 10.10 (a) on Form 10-Q
                  for the period  ended  September  30,  1996,  Commission  File
                  Number 1-8007,  and incorporated  herein by reference.)

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

     10.14 (a)    Employment Agreement between the Company and James A. McIntyre dated  January  1,  1994.  (Filed as  Exhibit  No.  (10)(i) to
                  Quarterly  Report on Form 10-Q for the period  ended March 31,
                  1994,  Commission File Number 1-8007, and incorporated  herein by reference.)

     10.14 (b)    First  Amendment to Employment  Agreement  between the Company and James A. McIntyre dated August 1, 1996.  (Filed as Exhibit
                  No.  10.10 to  Quarterly  Report on Form 10-Q,  for the period ended  June 30,  1997,  Commission  File  Number  1-8007,  and
                  incorporated herein by reference.)

     10.14 (c)    Second Amendment to Employment  Agreement  between the Company and James A. McIntyre dated August 8, 1997.

     10.15 (a)    Employment  Agreement between the Company and Louis J. Rampino dated  February 8, 1996.  (Filed as Exhibit  No.  10.14 (a) to
                  Annual Report on Form 10-K, for the fiscal year ended December
                  31, 1995,  Commission  File Number  1-8007,  and  incorporated herein by reference.)

     10.15 (b)    Employment  Agreement  between the Company and Wayne R. Bailey dated February 8, 1996.  (Filed as Exhibit No. 10.14 to Annual
                  Report on Form 10-K,  for the fiscal year ended  December  31,
                  1995,  Commission File Number 1-8007, and incorporated  herein by reference.)

     10.16        Management   Continuity  Agreement  between  the  Company  and
                  Raymond G. Meyers  dated  February 8, 1996.  (Filed as Exhibit
                  No. 10.15 to Annual  Report on Form 10-K,  for the fiscal year ended December 31, 1995,  Commission  File Number 1-8007,  and
                  incorporated herein by reference.)

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

     10.20        Credit  Agreement among Fremont General  Corporation,  Various
                  Lending  Institutions  and the Chase Manhattan Bank,  N.A., As
                  Agent dated August 1, 1997.


                                                                                   Sequentially
    Exhibit No.                          Description                              Numbered Page
    -----------   --------------------------------------------------------------  -------------

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
