Form 10-K405
period 1997-12-31
FREMONT GENERAL CORP
filed 1998-03-31
CIK 38984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 1998:

                COMMON STOCK, $1.00 PAR VALUE -- $1,438,798,000

     The number of shares outstanding of each of the issuer's classes of common stock as of February 27, 1998:

               COMMON STOCK, $1.00 PAR VALUE -- 34,578,000 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the proxy statement for the 1998 annual meeting of stockholders are incorporated by reference into Part III of this report.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     The following business section contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those projected in these forward-looking statements as a result of certain risks and uncertainties, including those factors set forth in this "Item 1. Business" section and elsewhere in this Form 10-K including, but not limited to, "Competition," "Loss and Loss Adjustment Expense Reserves," "Analysis of Loss and Loss Adjustment Expense Development," "Investment Portfolio," "Real Estate Lending," "Loan Origination and Acquisition," "Commercial Finance," "Discontinued Operations," "Regulation," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

GENERAL

     Fremont General Corporation is a nationwide insurance and financial services holding company operating select businesses in niche markets. The insurance business of Fremont General (Fremont General Corporation and its subsidiaries or "the Company") includes one of the largest underwriters of workers' compensation insurance in the nation. Fremont General's financial services business includes commercial real estate lending, residential real estate lending, commercial finance and premium financing. The Company's reported assets as of December 31, 1997 were $6.1 billion, with 1997 pre-tax earnings of $159 million. The primary operating strategy of the Company is to build upon its core business units through acquisition opportunities and new business development. The Company's secondary strategy is to achieve income balance and geographic diversity among its business units in order to limit the exposure of the Company to industry, market and regional concentrations. The Company's stock is traded on the New York Stock Exchange under the symbol "FMT."

     The Company's workers' compensation operation currently has major market positions in California, Illinois, Arizona, Wisconsin, Idaho and Alaska. At December 31, 1997, the Company underwrote policies in thirty-nine states and the District of Columbia. For the years ended December 31, 1997 and 1996, the Company had workers' compensation insurance premiums earned of $571 million and $457 million, respectively. Consistent with its primary strategy, the Company's workers' compensation insurance operations have grown dramatically since 1994 through acquisitions. On August 1, 1997, the Company acquired Industrial Indemnity Holdings, Inc. ("Industrial"). Industrial, which specializes in underwriting workers' compensation insurance, has a strong presence in the western United States dating back over seventy years. On February 22, 1995, the Company acquired Casualty Insurance Company ("Casualty"), the largest underwriter of workers' compensation insurance in Illinois, with additional operations in several other mid-western states. These acquisitions have provided the Company with a broad national platform upon which to build its workers' compensation insurance business, while providing geographic diversity to mitigate potential fluctuations in earnings from cyclical downturns in various regional economies. (See "Property and Casualty Insurance Operations" and Note B of Notes to Consolidated Financial Statements.) A.M. Best rates the Company's workers' compensation insurance subsidiaries on a consolidated basis as "A-" (Excellent) for 1997. An "A-" rating is A.M. Best's fourth highest rating category out of fifteen rating categories ranging from "A++" (Superior) to "F" (In Liquidation).

     The Company's financial services operations, which are comprised primarily of Fremont General Credit Corporation ("FGCC"), have grown significantly since 1992. These operations are engaged primarily in commercial and residential real estate lending, mainly in California; commercial finance lending, principally to small and middle market companies nationwide; and insurance premium financing, primarily in California. The Company's financial services loan portfolio has grown significantly from $712 million at December 31, 1992 to $2.0 billion at December 31, 1997. (See "Financial Services Operations.")

     By engaging in several selected geographically diverse businesses, the Company believes it can achieve greater stability in its operating results. Since the year ended December 31, 1993 to the year ended

December 31, 1997, the Company's income before taxes grew at a compound annual rate of approximately 25% to $159 million for 1997. The Company's book value increased from $272 million at December 31, 1992 to $833 million at December 31, 1997.

     Management believes that ownership of the Company's Common Stock by employees has been an important element in the Company's success by enabling the Company to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive and motivation to such individuals to promote the success of the Company. As of December 31, 1997, officers and directors of the Company, their families and the Company's benefit plans beneficially owned approximately 30% of the Company's outstanding Common Stock.

     Fremont General, a Nevada corporation, was incorporated in 1972.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

     Fremont Compensation Insurance Group and its subsidiaries ("Fremont Compensation") underwrites primarily workers' compensation insurance in thirty-nine states and the District of Columbia, with major market positions in California, Illinois, Arizona, Wisconsin, Idaho and Alaska. With the acquisition of Industrial in 1997 and Casualty in 1995, Fremont Compensation is one of the largest workers' compensation insurers in the United States. These acquisitions have broadened the geographic diversity of the Company's premium writings. Using the Company's estimated annual premiums on policies in effect at December 31, 1997 (referred to as "inforce premium"), the percentage of the Company's inforce premium in California and Illinois totaled 61%, down from 75% at December 31, 1996. The Company believes this geographic diversity has mitigated potential fluctuations in earnings from cyclical downturns in various regional economies. A.M. Best rates the Company's workers' compensation insurance subsidiaries on a consolidated basis as "A-" (Excellent).

     Workers' compensation insurance is a government-mandated ("statutory") system which requires every employer to either purchase insurance or self-insure in order to provide its employees with medical care and other specified benefits for work-related injuries or illnesses. Compensation is payable regardless of who was at fault. Most employers provide for this potential liability by purchasing workers' compensation insurance from insurance carriers. There are four types of benefits payable under workers' compensation policies: medical benefits, vocational rehabilitation benefits, disability benefits and death benefits. The amounts of disability and death benefits payable for claims are established by statute, vocational rehabilitation benefits are provided with certain limitations in some jurisdictions, including California, and no dollar limitation is set forth for medical benefits. (See "Regulation -- Insurance Regulation.")

     Premiums. Workers' compensation insurance premiums are based upon the policyholder's payroll and may be affected significantly by changes in general economic conditions which impact employment and wage levels, as well as by government regulation. Insurance premiums are also subject to supervision and regulation by the state insurance authority in each state. Most of the states in which the Company does business, including California and Illinois, operate under an open rating system. Illinois has been operating under an open rating system since 1982. California adopted an open rating system effective January 1, 1995 through the repeal of the minimum rate law. In an open rating system, workers' compensation insurers are provided with advisory premium rates by job classification and each insurance company determines its own rates based in part upon its particular operating costs and loss experience. Although insurance companies are not required to adopt such advisory premium rates, companies in Illinois generally follow such rates. This characteristic has resulted in increased price competition in Illinois, where overall average decreases in advisory premium rates of 7.9%, 10.0% and 13.6% became effective January 1, 1998, 1997, and 1996, respectively. In contrast, insurance companies in California have, since the adoption of an open rating system, generally set their premium rates below such advisory premium rates. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier. (See "Regulation -- Insurance Regulation.") The repeal of the minimum rate law resulted in lower premiums and lower profitability on the Company's

California workers' compensation insurance policies due to increased price competition. (See "Competition.")

     Underwriting and Loss Control. Prior to insuring a workers' compensation account, the Company's underwriting department reviews the employer's prior loss experience, safety record, credit history, operations, geographic location and employment classifications. The Company generally avoids industries and businesses involving hazardous conditions or high exposure to multiple injuries resulting from a single occurrence. The Company targets accounts that appear to have a strong work ethic among employees, long-term employees and a genuine interest in the adoption of and adherence to loss control standards.

     The Company's loss control department participates in the initial underwriting process and also provides on-going services to policyholders based on individual needs and potential risk exposure. In the initial underwriting phase, the Company underwriter will review both the loss experience and description of operations and where there is a concern about the potential hazards or claim trends, a loss control consultant will be requested to pre-screen the account prior to policy issuance. This pre-screening process involves meeting with the employer's management to assess the extent to which management is committed to safety in the workplace, surveying the employer's operations, reviewing past loss patterns and evaluating the safety program.

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

     Policyholders' Dividends. Since 1995, the Company's workers' compensation insurance policies have been predominately written as non-participating and, therefore, do not include provisions for the insurer to declare and pay dividends to a policyholder after the expiration of the policy. Prior to 1995, the Company's California policies were predominately written as participating, thereby obligating the Company to consider the payment of dividends to a policyholder, based upon the policyholder's loss experience, the Company's overall loss experience and competitive conditions. This shift in policy type is due primarily to the increased competition in the California market which resulted from the repeal of the minimum rate law, effective January 1, 1995. (See "Premiums" and "Regulation -- Insurance Regulation.") This shift to non-participating policies has continued and is a characteristic element of the competitive environment.

     Claims Administration. The Company's policy is to settle valid claims promptly and to work closely with policyholders to return injured workers to the job quickly, while avoiding litigation if possible. Claims personnel communicate frequently with policyholders, injured employees and medical providers. The Company's policy is to control the number of cases assigned to its claims personnel, to identify and investigate questionable claims and to produce early and cost-effective case settlements of valid claims. As part of its "zero tolerance" program, the Company refuses to settle any claim that it believes to be fraudulent. The Company, where permitted, utilizes its own non-lawyer hearing representatives in most claims adjudicated administratively and has found this practice to be significantly less expensive than using legal counsel.

     The Company provides rehabilitation programs for injured workers and aggressively pursues the containment of medical costs through its subsidiary, Fremont Health Corporation. This subsidiary provides services to the Company's claims personnel which are designed to reduce medical costs and return injured workers to the job quickly. Such services include integrated medical case management; a proprietary, directly-contracted group of preferred providers who have unique experience in industrial medicine; a review of medical bills using both internal and outsourced resources; medical peer review panels of credentialed regional medical providers; and comprehensive return-to-work programs designed to return injured workers back to work as quickly as medical treatment standards permit. The integrated case management service involves nurses employed by Fremont Health who work closely with the claims personnel to provide prompt and aggressive medical treatment to mitigate the effects of the workers' injuries.

     Competition. The insurance industry is characterized by competition on the basis of price and service. Prior to January 1, 1995, minimum premium rates were prescribed for workers' compensation insurance in California by the Department of Insurance, and competition for underwriting such insurance in California had been based principally upon an insurance carrier's financial strength and history of paying policyholders' dividends. Secondary considerations included loss control and claims administration, the ability to respond promptly to agents and brokers, and commission schedules for agents and brokers. The repeal of the California minimum rate law, effective January 1, 1995, has resulted in increased price competition which has adversely affected the Company's results of operations for its workers' compensation insurance business in California. (See "Regulation -- Insurance Regulation.") In 1997, however, the Company observed a moderation of price competition in California. The Company recently expanded its workers' compensation operation through the acquisition on August 1, 1997 of Industrial, which underwrites workers' compensation insurance in several western states. Excluding California, these western states have collectively exhibited relatively stable competitive environments. In Illinois, price competition has also impacted the Company's results of operations. The advisory premium rates in Illinois, which are established by the National Council on Compensation Insurance and which workers' compensation insurance companies in Illinois tend to follow, decreased 7.9%, 10% and 13.6% effective January 1, 1998, 1997 and 1996, respectively. In the fourth quarter of 1997, however, the Company observed some moderation of price competition in Illinois. It is uncertain whether this moderation will continue. Although the Industrial and Casualty acquisitions have established the Company with major market positions in several states outside of California, based on the competitive nature of the insurance industry and the inherent risks associated with the Company entering into a new geographic market, there can be no assurance that the Company will continue to maintain its market share in the future. Furthermore, state regulatory changes could affect competition in the states where the Company transacts insurance business. Although the Company is one of the largest writers of workers' compensation insurance in several states, including California and Illinois, certain of the Company's competitors are larger and have greater resources than the Company.

     Marketing. The Company markets its workers' compensation insurance products through more than 1,800 non-exclusive independent insurance agents and brokers, many of whom have been associated with the Company for more than 15 years. At December 31, 1997, the ten largest agents accounted for approximately 22% of the Company's workers compensation insurance premiums. The largest producer accounted for 4.7%.

     Medical Malpractice Insurance. The Company's medical malpractice insurance operation underwrites primarily standard professional liability insurance on a "claims made" basis, mainly in California. Coverage is provided for claims reported to the Company during the policy period arising from incidents that occurred at any time that the insured was covered by the policy. The Company offers coverage for individual medical doctors, anesthesiologists, podiatrists, chiropractors, as well as medical groups, community clinics, laboratories and miscellaneous medical clinics. The Company markets its policies exclusively through approximately 300 non-exclusive independent insurance agents and brokers. On January 1, 1998, the Company entered into reinsurance and assumption agreements with a reinsurer whereby substantially all of the assets and liabilities related to the medical malpractice policies were ceded to the reinsurer. These reinsurance agreements are part of several other agreements which collectively resulted in the sale of the Company's medical malpractice operations effective January 1, 1998. The effect on operations from these agreements was not material, and revenue and operating income from medical malpractice operations were not significant in 1997, 1996, or 1995.

     Reinsurance Ceded. Reinsurance is ceded primarily to reduce the liability on individual risks and to protect against catastrophic losses. The Company follows the industry practice of reinsuring a portion of its risks. For this coverage, the Company pays the reinsurer a portion of the premiums received on all policies.

     The Company maintains excess of loss reinsurance treaties with various reinsurers for each of its insurance lines. Under the current workers' compensation reinsurance treaties, various reinsurers assume liability on that portion of the loss that exceeds $1 million per occurrence, up to a maximum of $399 million per occurrence. Effective January 1, 1998, the Company purchased additional excess of loss reinsurance for its workers' compensation insurance business through two treaties. With these two reinsurance treaties added, various reinsurers assume liability on that portion of the loss that exceeds $100,000 per occurrence, up to a maximum of $399 million per occurrence. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Premiums.") For medical malpractice insurance, excess of loss reinsurance covers claims and losses above $1 million, up to a maximum of $5 million. On January 1, 1998, the Company entered into reinsurance and assumption agreements with a reinsurer whereby substantially all of the assets and liabilities related to the Company's medical malpractice policies were ceded to the reinsurer. (See "Medical Malpractice Insurance.") Although reinsurance makes the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded, it does not legally discharge an insurer from its primary liability for the full amount of the policy liability. All of the foregoing reinsurance is with non-affiliated reinsurers. The Company believes that the terms of its reinsurance contracts are consistent with industry practice and, based on its understanding of the reinsurers' financial condition and reputations in the reinsurance marketplace, that its reinsurers are financially sound. The Company encounters disputes from time to time with its reinsurers, which, if not settled, are typically resolved in arbitration.

     Substantially all of the Company's treaties are for annual terms. In general, the reinsurance agreements are of the treaty variety and cover all underwritten risks of types specified in the treaties. As of December 31, 1997, Employers Reassurance Corporation was the only reinsurer that accounted for more than 10% of the Company's total reinsurance recoverable while General Reinsurance Corporation was the only reinsurer that accounted for more than 10% of total amounts recoverable from all reinsurers on property and casualty paid and unpaid losses.

     With respect to the Company's life insurance operations within the financial services segment, the Company entered into reinsurance and assumption agreements with a reinsurer whereby substantially all of the Company's universal life insurance was ceded to the reinsurer effective December 31, 1995, and all the annuity business was ceded to the reinsurer effective January 1, 1996. As a result of these agreements, the Company has substantially reduced its life insurance operations and no significant gain or loss was recognized from these agreements. (See "Financial Services Operations.")

     Operating Data. Set forth below is certain information pertaining to the Company's property and casualty insurance business as determined in accordance with generally accepted accounting principles ("GAAP") for the years indicated. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of certain of this information.)

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                      --------    --------    --------    --------    --------
                                              (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Net premiums earned.................  $601,183    $486,860    $606,917    $433,584    $455,765
Net investment income and
  other(1)..........................   102,645      92,254      85,912      52,471      57,448
Underwriting profit (loss)..........    42,022      25,339      (2,820)      8,794      (5,356)
Income before taxes.................   144,667     117,593      83,092      61,265      52,092
  Loss ratio........................      64.7%       68.9%       76.0%       63.1%       70.0%
  Expense ratio.....................      27.5%       25.9%       24.5%       23.4%       21.3%
  Policyholders' dividend ratio.....       0.8%         --          --        11.5%        9.9%
                                      --------    --------    --------    --------    --------
          Total combined ratio......      93.0%       94.8%      100.5%       98.0%      101.2%
                                      ========    ========    ========    ========    ========

---------------
(1) Includes net realized investment gains (losses) and interest expense.

     Statutory Combined Ratio. The following table reflects the combined ratios of the Company's workers' compensation insurance business determined in accordance with statutory accounting practices, together with the workers' compensation industry-wide combined ratios after policyholders' dividends, as compiled by A.M. Best, for the years indicated.

                                                         YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------
                                               1997         1996      1995      1994      1993
                                           -------------   ------    ------    ------    ------
Workers' Compensation:
  Company................................          96.6%    97.9%    100.1%     98.5%     98.8%
  Industry(1)............................  not available    99.7%     97.0%    101.4%    109.1%

---------------
(1) Nationwide statutory combined ratio information for the workers' compensation insurance industry for 1993 through 1996 is from A.M. Best's Aggregates & Averages, Property-Casualty (1994 through 1997 editions).

     Premium-to-Surplus Ratio. Regulatory authorities regard the premium-to-surplus ratio as an important indicator of operating leverage. A lower ratio indicates a greater ability on the part of the insurer to withstand abnormal loss experience. Guidelines established by the National Association of Insurance Commissioners ("NAIC") provide that a property and casualty insurer's premium-to-surplus ratio is satisfactory if it is below 3 to 1.

     The following table sets forth the Company's consolidated ratio of net property and casualty premiums written during the period to policyholders' surplus on a statutory basis at the end of the period, for the periods indicated:

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                      1997(1)       1996      1995(2)       1994        1993
                                      --------    --------    --------    --------    --------
                                               (THOUSANDS OF DOLLARS, EXCEPT RATIOS)
Net premiums written during the
  year..............................  $820,532    $473,123    $683,711    $425,631    $454,867
Policyholders' surplus at end of
  year..............................   548,280     399,893     299,408     235,294     221,857
Ratio...............................       1.5x        1.2x        2.3x        1.8x        2.1x

---------------
(1) Includes net written premium for Industrial for the period January 1, 1997 through July 31, 1997, which was prior to the Company's acquisition of Industrial on August 1, 1997.

(2) Includes net written premium for Casualty for the period January 1, 1995 through February 21, 1995, which was prior to the Company's acquisition of Casualty on February 22, 1995.

     Loss and Loss Adjustment Expense Reserves. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer's payment of that loss. To recognize liabilities for future unpaid losses, insurers establish reserves, which are balance sheet liabilities, representing estimates of future amounts needed to pay claims with respect to insured events that have occurred. Reserves are also established for loss adjustment expense reserves ("LAE") representing the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process.

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

     Reconciliation of Loss and Loss Adjustment Expense Reserves. The following table shows the GAAP reconciliation of the estimated liability for losses and LAE for the Company's property and casualty insurance subsidiaries (excluding discontinued operations) and the effect on income for each of the three years indicated.

                 RECONCILIATION OF RESERVES FOR LOSSES AND LAE

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
                                                                 (THOUSANDS OF DOLLARS)
Reserves for losses and LAE, net of reinsurance
  recoverable, at beginning of year....................  $1,010,886    $1,185,706    $  610,510
Incurred losses and LAE:
  Provision for insured events of the current year, net
     of reinsurance....................................     441,524       334,657       459,951
  Increase (decrease) in provision for insured events
     of prior years, net of reinsurance................     (52,323)          750         1,382
                                                         ----------    ----------    ----------
          Total incurred losses and LAE................     389,201       335,407       461,333
Payments:
  Losses and LAE, net of reinsurance, attributable to
     insured events of:
     Current year......................................    (253,323)     (108,247)     (132,358)
     Prior years.......................................    (386,469)     (401,980)     (358,423)
                                                         ----------    ----------    ----------
          Total payments...............................    (639,792)     (510,227)     (490,781)
                                                         ----------    ----------    ----------
          Subtotal.....................................     760,295     1,010,886       581,062
Liability for losses and LAE for companies acquired
  during the year......................................   1,049,100            --       604,644
                                                         ----------    ----------    ----------
Reserves for losses and LAE, net of reinsurance
  recoverable, at end of year..........................   1,809,395     1,010,886     1,185,706
Reinsurance recoverable for losses and LAE, at end of
  year.................................................     353,928       245,459       269,986
                                                         ----------    ----------    ----------
Reserves for losses and LAE, gross of reinsurance
  recoverable, at end of year..........................  $2,163,323    $1,256,345    $1,455,692
                                                         ==========    ==========    ==========

     Analysis of Loss and Loss Adjustment Expense Development. The following table shows the cumulative amount paid against the previously recorded liability at the end of each succeeding year and the cumulative development of the estimated liability for the ten years ending December 31, 1997. Conditions and trends that have affected the development of these reserves and payments in the past will not necessarily recur in the future. Accordingly, management does not believe that it is appropriate to use this cumulative history to project future performance.

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

     CHANGES IN HISTORICAL RESERVES FOR LOSS AND LAE FOR THE LAST TEN YEARS
                       GAAP BASIS AS OF DECEMBER 31, 1997

                                                        YEAR ENDED DECEMBER 31,
                         -------------------------------------------------------------------------------------
                           1987       1988       1989       1990       1991       1992       1993       1994
                         --------   --------   --------   --------   --------   --------   --------   --------
                                                        (THOUSANDS OF DOLLARS)
Reserves for Loss and
  LAE, net of
  reinsurance
  recoverable..........  $390,799   $406,823   $647,559   $652,284   $627,103   $633,394   $644,190   $610,510
Net reserve
  re-estimated as of:
    One year later.....   402,902    396,091    636,039    624,953    668,107    629,268    626,956    611,892
    Two years later....   389,973    377,080    607,253    647,959    660,729    615,747    633,333    632,397
    Three years
      later............   374,330    356,961    607,492    638,879    651,482    621,348    641,166    644,485
    Four years later...   361,209    350,736    599,052    627,194    654,403    626,174    659,968
    Five years later...   358,645    375,550    593,527    631,165    659,050    685,517
    Six years later....   369,320    373,514    596,808    634,628    717,517
    Seven years
      later............   371,863    375,364    600,646    675,661
    Eight years
      later............   372,920    380,467    630,176
    Nine years later...   378,011    399,852
    Ten years later....   385,579
Net cumulative
  redundancy
  (deficiency).........     5,220      6,971     17,383    (23,377)   (90,414)   (52,123)   (15,778)   (33,975)
Cumulative amount of
  reserve paid, net of
  reserve recoveries,
  through:
    One year later.....   128,565    125,563    226,101    245,777    257,951    240,552    236,774    241,667
    Two years later....   213,323    211,529    374,876    403,105    419,638    402,048    392,237    397,640
    Three years
      later............   266,605    263,229    461,366    495,707    521,729    499,924    484,474    495,825
    Four years later...   298,956    291,817    514,890    550,404    583,013    558,935    545,574
    Five years later...   316,483    320,511    547,535    585,094    623,022    600,071
    Six years later....   333,461    339,998    567,871    608,802    652,990
    Seven years
      later............   346,547    351,805    583,580    629,321
    Eight years
      later............   353,517    362,802    597,623
    Nine years later...   361,092    373,790
    Ten years later....   369,766
                                                                                           --------   --------
Net reserve -- December 31,.............................................................   $644,190   $610,510
Reinsurance recoverable.................................................................    138,737    136,151
                                                                                           --------   --------
Gross reserve -- December 31,...........................................................   $782,927   $746,661
                                                                                           ========   ========
Net re-estimated reserve......................................................................................
Re-estimated reinsurance recoverable..........................................................................
Gross re-estimated reserve....................................................................................
Gross cumulative redundancy (deficiency)......................................................................

                               YEAR ENDED DECEMBER 31,
                         ------------------------------------
                            1995         1996         1997
                         ----------   ----------   ----------
                                (THOUSANDS OF DOLLARS)
Reserves for Loss and
  LAE, net of
  reinsurance
  recoverable..........  $1,185,706   $1,010,886   $1,809,395
Net reserve
  re-estimated as of:
    One year later.....   1,186,456      958,563           --
    Two years later....   1,116,673
    Three years
      later............
    Four years later...
    Five years later...
    Six years later....
    Seven years
      later............
    Eight years
      later............
    Nine years later...
    Ten years later....
Net cumulative
  redundancy
  (deficiency).........      69,033       52,323           --
Cumulative amount of
  reserve paid, net of
  reserve recoveries,
  through:
    One year later.....     401,980      386,469           --
    Two years later....     662,943
    Three years
      later............
    Four years later...
    Five years later...
    Six years later....
    Seven years
      later............
    Eight years
      later............
    Nine years later...
    Ten years later....
                         ----------   ----------   ----------
Net reserve -- December  $1,185,706   $1,010,886   $1,809,395
Reinsurance recoverable     269,986      245,459      353,928
                         ----------   ----------   ----------
Gross reserve -- Decemb  $1,455,692   $1,256,345   $2,163,323
                         ==========   ==========   ==========
Net re-estimated reserv  $1,116,673   $  958,563
Re-estimated reinsuranc     268,483      237,396
                         ----------   ----------
Gross re-estimated rese  $1,385,156   $1,195,959
                         ==========   ==========
Gross cumulative redund  $   70,536   $   60,386
                         ==========   ==========

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

     In 1996 and 1995, there was relatively insignificant aggregate development on prior accident years. In 1997, the Company decreased its losses and LAE reserves for 1996 and prior accident years by $52.3 million. This reserve decrease relates primarily to loss and LAE reserves on workers' compensation policies written in the Company's mid-west region and represents the recognition of a decrease in the frequency of reported claims on the 1996 and 1995 accident years. Additionally, the Company's management believes that its implementation of more effective claims handling procedures in the mid-west region has contributed to the reduction in LAE reserves during calendar year 1997 and relating to the 1996 and prior accident years. The Company is not able to determine with certainty the specific cause or causes of increases and decreases in claims experience that led to these changes in reserves but has reached its own conclusion based on a review of its internal data base and a subjective evaluation of external factors. The following discussion is a summary of the principal considerations that the Company evaluated in determining workers' compensation insurance reserves adjustments in 1997.

     The Company acquired Casualty on February 22, 1995. This acquisition provided the Company a significant presence in several mid-western states, primarily Illinois. By the end of 1995, the Company observed a significant reduction in the frequency of reported claims on the 1995 accident year as compared to Casualty's historical experience prior to 1995. Also during 1995, the Company had been active in assimilating the operations of Casualty into its existing operating environment, which included, among other things, implementing more effective claims handling procedures. Therefore, the Company could not determine with certainty whether or not the observed lower frequency in reported claims was a one-time event occurring as a result of these changes in claims handling procedures. In 1997, the Company observed the continued trend in lower reported claim experience on the 1996 and 1995 accident years, which also had been confirmed in the industry through an evaluation of industry data. Appropriate reserve adjustments were, therefore, made by the Company in recognition of this confirmed trend in lower loss experience on the 1996 and 1995 accident years for the mid-west region.

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

                                                  DECEMBER 31, 1997         DECEMBER 31, 1996
                                               -----------------------   -----------------------
                                               AMORTIZED       FAIR      AMORTIZED       FAIR
                                                  COST        VALUE         COST        VALUE
                                               ----------   ----------   ----------   ----------
                                                            (THOUSANDS OF DOLLARS)
Available for sale:
  United States Treasury securities and
     obligations of other US government
     agencies and corporations..............   $  165,847   $  168,788   $   70,039   $   76,314
  Obligations of states and political
     subdivisions...........................       99,876      101,899           --           --
  Redeemable preferred stock................       27,618       28,350           --           --
  Mortgage-backed securities................      560,015      575,360      324,011      308,228
  Corporate securities
     Banks..................................        9,374        9,573       35,000       35,155
     Financial..............................      373,630      388,999      115,382      118,443
     Transportation.........................        7,139        9,270       27,163       27,559
     Industrial.............................      591,587      611,637      432,653      439,448
                                               ----------   ----------   ----------   ----------
          Total.............................    1,835,086    1,893,876    1,004,248    1,005,147
  Non-redeemable preferred stock............      356,223      378,832      351,812      354,958
                                               ----------   ----------   ----------   ----------
          Total.............................   $2,191,309   $2,272,708   $1,356,060   $1,360,105
                                               ==========   ==========   ==========   ==========
Short-term investments......................   $  164,626   $  164,626   $  118,582   $  118,582
Cash........................................       64,987       64,987       55,378       55,378

     As of December 31, 1997, substantially all of the fixed maturity investments in the portfolio were rated investment grade by Standard and Poor's, Moody's and Fitch's rating services. Of these investments, 76% were rated A or higher, 21% were rated BBB and 3% were rated BB. As of December 31, 1997, these investment securities had an approximate fair value of $1.9 billion, which was higher than amortized cost by approximately $59 million. The Company does not currently plan or intend to invest in securities rated below investment grade.

     The following table reflects the average cash and the average amortized cost of the investment assets of the Company for the periods indicated.

                                                                     YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                1997          1996          1995
                                                             -----------   -----------   -----------
                                                             (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Average cash and investment assets:
  Cash.....................................................  $   53,666    $   40,467    $   24,657
  Investment assets........................................   1,970,602     1,752,181     1,591,972
                                                             ----------    ----------    ----------
          Total............................................  $2,024,268    $1,792,648    $1,616,629
                                                             ==========    ==========    ==========
Investment yield earned on (excluding realized gains and
  losses):
  Cash and investment assets...............................        7.48%         7.06%         7.38%
  Investment assets only...................................        7.68%         7.22%         7.49%
Investment yield earned on (including realized gains and
  losses):
  Cash and investment assets...............................        7.38%         6.97%         7.38%
  Investment assets only...................................        7.58%         7.13%         7.49%

     The Company has designated its entire portfolio as investments that would be available for sale in response to changing market conditions, liquidity requirements, interest rate movements and other investment factors. At December 31, 1997 and 1996, the Company held securities having an amortized cost of

$2.191 billion and $1.356 billion, respectively, as available for sale. (See Notes A and C of Notes to Consolidated Financial Statements.)

     The following table sets forth maturities in the fixed maturity and short-term investment portfolios at December 31, 1997:

                                                         AMORTIZED
                                                            COST      PERCENTAGE
                                                         ----------   ----------
                                                         (THOUSANDS OF DOLLARS,
                                                            EXCEPT PERCENTS)
One year or less.......................................  $  185,711         9%
Over 1 year through 5 years............................     115,270         6
Over 5 years through 10 years..........................     132,025         7
Over 10 years..........................................   1,006,691        50
Mortgage-backed securities.............................     560,015        28
                                                         ----------      ----
          Totals.......................................  $1,999,712       100%
                                                         ==========      ====

FINANCIAL SERVICES OPERATIONS

  Real Estate Lending

     The real estate lending operations of FGCC, which began in 1990 through the acquisition of a California thrift and loan ("the thrift"), currently consists of more than 3,300 residential real estate accounts, 500 commercial real estate accounts, 13,300 insurance premium finance accounts and 42,000 deposit accounts. The thrift's deposits are serviced through 13 branch offices in California and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). (See "Regulation -- Thrift and Loan Regulation.") The thrift's operations are primarily engaged in commercial and residential real estate lending. Additionally, insurance premium financing is provided and is collateralized by security interests in return premiums. Income before taxes from the real estate lending operation has increased significantly from $6 million in 1992 to $26 million in 1997. The loan portfolio of the real estate lending operation has grown from $376 million at the end of 1992 to $1.5 billion at the end of 1997, due to increased loan originations and to the purchase of loan portfolios from other financial institutions. The thrift funds its lending activities through its deposits and capital. Deposits consist principally of certificates of deposit and installment investment certificates (which are similar to passbook accounts and money market accounts). Deposits totaled $1.5 billion at December 31, 1997.

     The ability of the Company's thrift to continue to originate loans, and of borrowers to repay outstanding loans, may be impaired by adverse changes in local or regional economic conditions which affect such areas or by adverse changes in the real estate market in those areas. Such events could also significantly impair the value of the underlying collateral. If the thrift's collateral were to prove inadequate, the Company's results of operations could be adversely affected. In addition, the financial services industry is characterized by competition on the basis of price and service.

     Loan Origination and Acquisition. The thrift originates loans through independent loan brokers and through its own loan agents and through bulk purchases which have been immaterial over the past three years. The thrift originates commercial real estate loans primarily for its own portfolio rather than for resale to third parties. For residential real estate loans, the thrift began a program in 1997 of selling certain residential real estate loans to other financial institutions. This allowed the thrift an opportunity to become more selective in its residential real estate loan portfolio. Additionally, this program has allowed the thrift to offer a broader range of residential real estate loans to its customers, primarily through independent brokers. In 1997, $159 million of residential real estate loans were sold, all without recourse to the Company or the thrift, to various other entities.

     The thrift's commercial real estate loan originations are primarily secured by first deeds of trust on income-producing properties in California. The real estate securing these loans include a wide variety of property types including office, retail, industrial and multi-family properties. Loans include short-term bridge and construction facilities for the rehabilitation and lease-up of existing properties or new construction, as well as five to ten year permanent loans. The majority of the commercial real estate loans originated are adjustable rate loans and generally range between $1 million to $8 million. As of December 31, 1997, the average loan size was $2.1 million and the approximate average loan-to-value ratio was 72%, using the most current available appraised values and current balances outstanding. The total amount of commercial real estate loans outstanding at December 31, 1997 was $1.05 billion or 71% of the thrift's loan portfolio. Loans secured by commercial real estate are generally considered to entail a higher level of risk than loans secured by residential real estate. Although the properties securing the thrift's commercial real estate loans generally have good operating histories, there can be no assurance that such properties will continue to generate sufficient funds to allow their owners to make full and timely mortgage loan payments. At December 31, 1997, the thrift had 21 non-accrual commercial real estate loans totaling approximately $14 million and commercial real estate owned of approximately $4 million.

     The thrift also originates loans secured by single-family residences. At December 31, 1997, single family residential real estate loans represented $380 million, or 26%, of the thrift's loan portfolio. Substantially all of these loans are secured by first deeds of trust. These loans have principal amounts primarily below $300,000, have maturities generally of thirty years and are approved in accordance with lending policies approved by the thrift's Board of Directors, which include standards covering, among other things, collateral value, loan to value and customer debt ratio. At December 31, 1997, the average single-family loan amount was $110,000, and the approximate average loan-to-value ratio was 74%, using appraised values at the time of loan origination and current balances outstanding. At December 31, 1997, the thrift had 85 non-accrual residential real estate loans totaling approximately $10 million and residential real estate owned of approximately $4 million.

     During 1997, the Company began originating commercial real estate loans outside of California. For residential real estate loans, originations outside of California commenced in 1996. The Company intends to seek portfolio growth outside of California in order to achieve greater geographic diversity in the loan portfolio and thereby lessen the Company's exposure to regional concentrations. The total amount of commercial and residential real estate loans outstanding on properties located outside of California at December 31, 1997 was $44 million and $58 million, respectively. (See "Regulation -- Thrift and Loan Regulation -- California Law.")

     The real estate lending operation also includes an entity that finances property and casualty insurance premiums for small businesses. This premium finance loan portfolio is collateralized by the unearned premiums of the underlying insurance policies. (See "Regulation -- Thrift and Loan
Regulation -- California Law.") Revenue and operating income from this operation were not significant in 1997, 1996 or 1995.

     The portfolio of the thrift's loans receivable as of the dates indicated are summarized in the following table by type of primary collateral.

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1997         1996        1995
                                                              ----------   ----------   --------
                                                                    (THOUSANDS OF DOLLARS)
Commercial real estate loans................................  $1,053,851   $  855,150   $730,599
Residential real estate loans...............................     379,962      267,428    165,888
Premium finance and other thrift loans......................      54,421          305      2,330
                                                              ----------   ----------   --------
Loans receivable before deferred fees and costs.............   1,488,234    1,122,883    898,817
Purchase discount and deferred fees and costs...............      (7,410)      (8,933)    (9,865)
                                                              ----------   ----------   --------
          Total loans receivable, purchase discount and
            deferred fees and costs.........................   1,480,824    1,113,950    888,952
Less allowance for possible loan losses.....................     (33,341)     (24,759)   (17,498)
                                                              ----------   ----------   --------
  Loans receivable, net.....................................  $1,447,483   $1,089,191   $871,454
                                                              ==========   ==========   ========

     Funding Sources. The thrift obtains funds from depositors by offering certificates of deposit and installment investment certificates insured by the FDIC to the legal maximum through its 13 branches in

California. The thrift has typically offered higher interest rates to its depositors than do most full service financial institutions. At the same time, it has minimized the cost of maintaining these accounts by not offering non-interest bearing or unlimited withdrawal transaction accounts or services such as checking, safe deposit boxes, money orders, ATM access and other traditional retail services. The thrift generally effects deposit withdrawals by issuing checks rather than disbursing cash, which minimizes operating costs associated with handling and storing cash. Additional financing became available from the Federal Home Loan Bank of San Francisco effective January 1995. This financing is available at varying rates and terms. As of December 31, 1997, $325 million was available under the facility and no borrowings were outstanding.

     The table below summarizes the thrift's certificates of deposit as of December 31, 1997 which are stated in amounts of $100,000 or more, by maturity and by type.

                                           CERTIFICATES OF DEPOSIT $100,000 OR MORE, MATURING
                                         ------------------------------------------------------
                                         3 MONTHS   OVER 3 THROUGH   OVER 6 THROUGH     OVER
                                         OR LESS       6 MONTHS        12 MONTHS      12 MONTHS    TOTAL
                                         --------   --------------   --------------   ---------   --------
Retail.................................  $13,632       $23,894          $25,864        $ 7,408    $ 70,798
IRA's..................................    1,147         1,456            3,203          1,531       7,337
Wholesale..............................       --         1,050               --             --       1,050
Brokered...............................    6,424        18,756               --         17,195      42,375
                                         -------       -------          -------        -------    --------
          Total........................  $21,203       $45,156          $29,067        $26,134    $121,560
                                         =======       =======          =======        =======    ========

  Commercial Finance

     The Company's commercial finance subsidiary provides working capital loans, primarily secured by accounts receivable, inventory and machinery and equipment to small and middle market companies on a nationwide basis. The total commercial finance loan portfolio has grown from $282 million at December 31, 1992 to $547 million at December 31, 1997. This growth has been achieved through development of the customer base through loan originations and through participation in syndicated loan transactions. In 1997, income before taxes from commercial finance was $16.4 million. The lending market continues to be competitive for small to middle market commercial borrowers. As a result, the Company has experienced decreasing yields on its commercial finance loans. In addition, adverse economic developments can negatively affect the business and results of operations of the commercial finance subsidiary in a number of ways. Such developments can reduce the demand for loans, impair the ability of borrowers to pay loans and impair the value of the underlying collateral. Commercial finance loans made by the Company are primarily on a revolving short-term basis (generally two or three years) and secured by assets which primarily include accounts receivable, inventory, machinery and equipment and, to a lesser extent, real estate and other types of collateral. In addition, the Company also makes term loans secured primarily by equipment and real estate. The term loans originated in conjunction with revolving loans are cross-collateralized (i.e., the same collateral is used to support both the term loans and all the related revolving loans) and coterminous with the related revolving loan made to the same borrower. The term to maturity for the term loans is generally five to seven years; however, certain term loans are "balloon loans" that amortize over a longer period and therefore do not amortize fully before their respective maturities. Commercial finance loans also include secured loans originated and serviced by other asset-based lenders and participated in by the Company. As of December 31, 1997, the average outstanding commercial finance loan balance was $2.5 million. Loans outstanding to a single borrower generally range in size from $250,000 to $20 million.

     The major avenue of growth for the commercial finance operation remains the establishment of new lending relationships. The Company has a national presence with regional offices in Santa Monica, Chicago, New York and Atlanta, as well as several other marketing offices across the country. To provide a stable source of funds to facilitate the continued expansion of its asset-based lending business, the Company, in 1993, established the Fremont Small Business Loan Master Trust ("Fremont Trust"). The purpose of the Fremont Trust is to securitize commercial finance loans originated by the Company (the "asset securitization program"). The Fremont Trust is a master trust that can issue multiple series of asset-backed certificates that represent undivided interests in the Fremont Trust's assets (primarily commercial finance loans), which the

Company will continue to service after securitization. As of December 31, 1997, the Fremont Trust had an aggregate of $235 million senior series and an aggregate of $39 million of subordinated series of term asset-backed certificates outstanding. The interest rate on the certificates, set monthly, ranged from LIBOR plus 0.23% to LIBOR plus 0.95% at December 31, 1997. The securities issued in this program have a scheduled maturity of two to four years, but could mature earlier depending on fluctuations in the outstanding balances of loans in the portfolio and other factors. As of December 31, 1997, up to $265 million in additional publicly offered term asset-backed certificates may be issued pursuant to a shelf registration statement to fund future growth in the commercial finance loan portfolio. In December 1995, a commercial paper facility was established as part of the asset securitization program. This facility, which expires in December 1998, provides for the issuance of up to $150 million in commercial paper, dependent upon the level of assets within the asset securitization program. As of December 31, 1997, $13 million in commercial paper was outstanding under this facility. The commercial finance operation also has an unsecured revolving line of credit with a syndicated bank group that presently permits borrowings of up to $450 million, which includes a revolving credit facility of $350 million and a term loan of $100 million. The revolving credit facility converts to a term loan in August 2000, with ultimate maturity of the term loan in June 2002. The $100 million term loan matures July 2001. The balance outstanding at December 31, 1997 of the revolving credit facility and the term loan was $66 million and $100 million, respectively, with a weighted average interest rate of 6.32%. This credit line is primarily used to finance assets that are not included in the Company's asset securitization program.

     The Company's commercial finance customer base consists primarily of small to middle market manufacturers and distributors that generally require financing for working capital and debt restructuring. At December 31, 1997, the Company had approximately 220 commercial finance loans outstanding in 35 states. At such dates, approximately 32% of total commercial finance loans outstanding were made to companies based in California, and no other state accounted for more than 10% of total commercial finance loans outstanding.

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

     Over the past four years, the majority of the Company's loans that have been liquidated have been fully repaid, as the Company attempts to work closely with the borrower through the liquidation to ensure repayment of the loan. The Company seeks to limit its credit exposure by maintaining conservative collateral valuations and perfection of its security interests.

     The Company primarily competes with commercial finance companies and banks, most of whom are larger and have greater financial resources than the Company's commercial finance operation. The principal competitive factors are the rates and terms upon which financing is provided and customer service. The lending market has been and remains competitive for small to middle market commercial borrowers. As a result, the Company has experienced decreasing yields on its commercial finance loans.

  Life Insurance

     Prior to January 1, 1996, the Company offered life insurance products, including annuities, credit life and disability insurance and term life insurance for consumers, through a subsidiary. On December 31, 1995 and on January 1, 1996, the Company entered into reinsurance and assumption agreements with a reinsurer whereby assets and liabilities related to certain life insurance and annuity policies were ceded to the reinsurer. These reinsurance agreements are part of several other agreements which have collectively resulted in the substantial reduction of the Company's life insurance operations. The Company continues to remain primarily obligated for approximately $169 million of account value of annuities which, at December 31, 1997, have been fully coinsured with Employers Reassurance Corporation. The effect on operations from these agreements was not material, and revenue and operating income from this subsidiary were not significant in 1997, 1996 or 1995.

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

     The discontinued operations' assets at December 31, 1997 consisted of $197 million in cash and investment grade fixed income securities, reinsurance recoverables of $52 million and other assets totaling $8 million. The Company estimates that the dedicated assets supporting these operations and all future cash inflows will be adequate to fund future obligations. However, should those assets ultimately prove to be insufficient, the Company believes that its property and casualty subsidiaries would be able to provide whatever additional funds might be needed to complete the liquidation without having a material adverse effect on the Company's consolidated financial position or results of operations. (See Note N of Notes to Consolidated Financial Statements.) The discontinued operations have investment portfolios which resemble the portfolios in the ongoing operations with regard to asset allocation, performance and maturities.

REGULATION

  Insurance Regulation

     The Company's workers' compensation insurance operations now operate in thirty-nine states and the District of Columbia with major concentrations in California, Illinois, Arizona, Wisconsin, Idaho and Alaska. Insurance companies are subject to supervision and regulation by the state insurance authority in each state in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders rather than investors or shareholders of an insurer. The extent of such regulation varies, but generally derives from state statutes that delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of minimum solvency standards which must be met and maintained by insurers, the licensing to do business of insurers and agents, restrictions on investments by insurers, establishing premium rates for certain property and casualty insurance, and life and disability insurance, establishing the provisions which insurers must make for current losses and future liabilities and the approval of policy forms. Additionally, most states require issuers to participate in assigned risk plans which provide insurance coverage to individuals or entities who are unable to obtain coverage from existing insurers in those states. The net profit or loss incurred in the administration of these plans is allocated back to participant insurers based on the insurers' relative market share (i.e., insurance premiums) in each state. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies. The Company's multistate insurance operations require, and will continue to require, significant resources of the Company in order to continue to comply with the regulations of each state in which it transacts business.

     Workers' Compensation Regulation. Illinois began operating under an open rating system in 1982 and California began operating under such a system effective January 1, 1995. In an open rating system, workers' compensation companies are provided with advisory premium rates by job classification and each insurance company determines its own rates based in part upon its particular operating and loss costs. Although insurance companies are not required to adopt such advisory premium rates, companies in Illinois generally follow such rates. In contrast, insurance companies in California have, since the adoption of an open rating system, generally set their premium rates below such advisory premium rates. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier. The repeal of the minimum rate law on January 1, 1995 resulted in lower premiums and lower profitability in the Company's California workers' compensation insurance business due to increased price competition. The Company's acquisition of Casualty, with policies written primarily outside of California, lessened the impact of the repeal of the minimum rate law in 1995 by providing geographic diversity, which mitigated the impact of these regulatory changes in California.

     Beginning in 1995, the Company's policies were predominately written as non-participating, which does not include provisions for policyholder dividend consideration. Prior to January 1, 1995, the Company's policies, which were written primarily in California, were primarily written as participating, which obligated the Company to consider policyholder dividend payments. This shift in policy type is due primarily to the increased competition in the California market which resulted from the repeal of the minimum rate law, effective January 1, 1995. The shift to non-participating policies has continued and is a characteristic element of the competitive environment. In addition, the Company's subsidiaries are required, with respect to their workers' compensation line of business, to maintain on deposit investments meeting specified standards that have an aggregate market value equal to the Company's loss reserves.

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

     The Holding Company Act also provides that the acquisition or change of "control" of a California domiciled insurance company or of any person who controls such an insurance company cannot be consummated without the prior approval of the Insurance Commissioner. In general, a presumption of "control" arises from the ownership of voting securities and securities that are convertible into voting securities, that in the aggregate, constitute 10% or more of the voting securities of a California insurance company or of a person that controls a California insurance company, such as Fremont General. The Liquid Yield Option(TM) Notes ("LYONs") constitute a security convertible into the voting Common Stock of the Company, and the shares of Common Stock into which a holder's LYONs are convertible and any other securities convertible into Common Stock must be aggregated with any other shares of Common Stock of the holder for purposes of determining the percentage ownership. Additionally, the Company's 9% Trust

Originated Preferred Securities(SM), which were sold on March 1, 1996 by a wholly-owned subsidiary, are a non-voting security and only represent an interest in the assets of this subsidiary. A person seeking to acquire "control," directly or indirectly, of the Company must generally file with the Insurance Commissioner an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company. The Holding Company Act also effectively restricts the Company from consummating certain reorganizations or mergers without prior regulatory approval.

     The Holding Company Act also limits the ability of the Company's insurance subsidiaries to pay dividends to the Company. The act permits a property and casualty insurance company to pay dividends in any year which, together with other dividends or other distributions made within the preceding twelve months, do not exceed the greater of 10% of its statutory surplus or 100% of its net income as of the end of the preceding year, subject to certain limitations. Larger dividends are payable only upon prior regulatory approval. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs. Based upon restrictions presently in effect, the maximum amount available for payment of dividends by the Company's property and casualty subsidiaries during 1998 without prior regulatory approval is approximately $67.8 million. In addition, insurance regulations require that the Department of Insurance be given fifteen days advance notice of any dividend payment.

     Other Regulations. The NAIC adopted a formula to calculate risk based capital ("RBC") of property and casualty insurance companies for inclusion in annual statements. The purpose of the RBC model is to help state regulatory authorities monitor the capital adequacy of property and casualty insurance companies by measuring several major areas of risk facing property and casualty insurers including underwriting, credit and investment risks. Companies having less statutory surplus than the RBC model calculates will be required to adequately address these risk factors and will be subject to varying degrees of regulatory intervention, depending on the level of capital inadequacy. As of December 31, 1997 the Company's insurance subsidiaries engaged in continuing operations exceed all RBC levels requiring any regulatory intervention.

  Thrift and Loan Regulation

     The Company's thrift is subject to supervision and regulation by the Department of Financial Institutions of the State of California (the "DFI") and, as an insured institution, by the FDIC. None of the Company's subsidiaries which comprise the real estate lending operation are regulated or supervised by the Office of Thrift Supervision, which regulates savings and loan institutions. Fremont General is generally not directly regulated or supervised by the DFI, the FDIC, the Federal Reserve Board or any other bank regulatory authority, except with respect to guidelines concerning its relationship with the real estate lending subsidiaries. Such guidelines include (i) general regulatory and enforcement authority of the DFI and the FDIC over transactions and dealings between Fremont General and the thrift, (ii) specific limitations regarding ownership of the capital stock of the parent company of any thrift and loan company, and (iii) specific limitations regarding the payment of dividends from the thrift as discussed below. The thrift is examined on a regular basis by both agencies.

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

     California Law. The thrift and loan business conducted by the Company's thrift is governed by the California Industrial Loan Law and the rules and regulations of the Commissioner of the DFI which, among other things, regulate the collateral requirements and maximum maturities of the various types of loans that are permitted to be made by California-chartered industrial loan companies, i.e., thrift and loan, investment and loan, or premium financing companies.

     Subject to restrictions imposed by applicable California law, the thrift is permitted to make secured and unsecured consumer and non-consumer loans. The maximum term for repayment of loans made by thrift and loan companies is approximately forty years depending upon collateral and priority of secured position, except that loans with repayment terms in excess of approximately thirty years may not in the aggregate exceed 5% of total outstanding loans and obligations of the thrift. Consumer loans secured by real property with terms in excess of three years must be repayable in substantially equal periodic payments unless such loans are covered under the Garn-St. Germain Depository Institutions Act of 1982 (primarily single-family residential loans). Non-consumer loans may be repayable in unequal periodic payments during their respective terms. California law limits lending activities outside of California by thrift and loan companies to no more than 40% of total assets.

     California law contains extensive requirements for the diversification of the loan portfolios of thrift and loan companies. A thrift and loan with outstanding investment certificates may not, among other things, place more than 5% of its loans or other obligations in loans or obligations which are secured only partially, but not primarily, by real property; may not make any one loan secured primarily by improved real property which exceeds 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; may not lend an amount in excess of 5% of its paid-up and unimpaired capital stock and surplus not available for dividends upon the security of the stock of any one corporation; may not make loans to, or hold the obligations of, any one person as primary obligor in an aggregate principal amount exceeding 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; and may have no more than 70% of its total assets in loans which have remaining terms to maturity in excess of seven years and are secured solely or primarily by real property. At December 31, 1997, the thrift was in compliance with all of these requirements.

     A thrift and loan generally may not make any loans to, or hold an obligation of, any of its directors or officers or any director or officer of its holding company or affiliates, except in specified cases and subject to regulation by the DFI. Further, a thrift and loan may not make any loan to, or hold an obligation of, any of its shareholders or any shareholder of its holding company or affiliates, except that this prohibition does not apply to persons who own less than 10% of the stock of a holding company or affiliate which is listed on a national securities exchange, such as Fremont General. Any person who wishes to acquire (i) 10% or more of the voting securities of a California thrift and loan company, or (ii) 10% or more of the voting securities of a holding company of a California thrift and loan company, such as the Company, must obtain the prior approval of the DFI. The LYONs are not voting securities of the Company, but the shares of Common Stock into which such LYONs are convertible constitute voting securities of the Company. Additionally, the Company's 9% Trust Originated Preferred Securities(SM), which were sold on March 1, 1996 by a wholly-owned subsidiary, are a non-voting security and only represent an interest in the assets of this subsidiary. The Company's thrift must also obtain prior written approval from the DFI before it may open or relocate any branch or loan production office or close a branch office.

     The Industrial Loan Law prohibits an industrial loan company from having deposits at any time in an aggregate sum in excess of 20 times the aggregate amount of its paid-up unimpaired capital and amounts of its unimpaired surplus declared by its by-laws not to be available for cash dividends. The Company's thrift currently has an authorized ratio of deposits to such capital of 17 to 1.

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

     The thrift is subject to federal risk-based capital adequacy guidelines which provide a measure of capital adequacy and are intended to reflect the degree of risk associated with both on- and off-balance sheet items, including residential real estate loans sold with recourse, legally binding loan commitments and standby letters of credit. A financial institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. Financial institutions are generally expected to meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% of qualifying total capital must be in the form of core capital ("Tier 1") -- common stock, noncumulative perpetual preferred stock, minority interests in equity capital accounts of consolidated subsidiaries and allowed mortgage servicing rights, less all intangible assets other than allowed mortgage servicing rights and eligible purchased credit card relationships. Supplementary capital ("Tier 2") consists of the allowance for loan and lease losses up to 1.25% of risk-weighted assets, cumulative perpetual preferred stock, long-term preferred stock (original maturity of at least 20 years), perpetual preferred stock, hybrid capital instruments, term subordinated debt and intermediate term preferred stock (original average maturity of five years or more). The maximum amount of Tier 2 capital which may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital (after any deductions for disallowed intangibles). The aggregate amount of term subordinated debt and intermediate term preferred stock that may be treated as Tier 2 capital is limited to 50% of Tier 1 capital. Certain other limitations and restrictions also apply. At December 31, 1996, the Tier 2 capital of the thrift consisted of approximately $13.8 million of allowance for possible loan losses. As of December 31, 1997, the thrift's allowance for possible loan losses for Tier 2 capital increased to $17.0 million. (See "Financial Services -- Real Estate Lending.") The following table presents the thrift's risk-based capital position at the dates indicated:

                                               DECEMBER 31, 1997              DECEMBER 31, 1996
                                           --------------------------    ---------------------------
                                                         PERCENT OF                     PERCENT OF
                                                        RISK-WEIGHTED                  RISK-WEIGHTED
                                             AMOUNT        ASSETS          AMOUNT         ASSETS
                                           ----------   -------------    ----------    -------------
                                                    (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Tier I capital...........................  $  131,126        9.69%       $  104,521         9.52%
Minimum requirement......................      54,135        4.00            43,898         4.00
                                           ----------       -----        ----------        -----
          Excess.........................  $   76,991        5.69%       $   60,623         5.52%
                                           ==========       =====        ==========        =====
Total capital............................  $  148,106       10.94%       $  118,320        10.78%
Minimum requirement......................     108,269        8.00            87,796         8.00
                                           ----------       -----        ----------        -----
          Excess.........................  $   39,837        2.94%       $   30,524         2.78%
                                           ==========       =====        ==========        =====
Risk-weighted assets.....................  $1,353,366                    $1,097,445
                                           ==========                    ==========

     The FDIC has adopted a 3% minimum leverage ratio which is intended to supplement risk-based capital requirements and to ensure that all financial institutions continue to maintain a minimum level of core capital. A minimum leverage ratio of 3% is required for institutions which have been determined to be the highest of five categories used by regulators to rate financial institutions. All other institutions (including the Company's thrift) will likely be required to maintain leverage ratios of at least 1% to 2% above the 3% minimum. It is improbable, however, that an institution with a 3% core capital-to-total assets ratio would be rated in the highest category since a strong capital position is so closely tied to the rating system. Therefore, the "minimum" leverage ratio is, for all practical purposes, significantly above 3%. The following table presents the thrift's leverage ratio (the ratio of Tier 1 capital to the quarterly average total assets) at the dates indicated:

                                               DECEMBER 31, 1997              DECEMBER 31, 1996
                                           --------------------------    ---------------------------
                                                         PERCENT OF                     PERCENT OF
                                                        AVERAGE TOTAL                  AVERAGE TOTAL
                                             AMOUNT        ASSETS          AMOUNT         ASSETS
                                           ----------   -------------    ----------    -------------
                                                    (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Tier I capital...........................  $  131,126       8.29%        $  104,521        8.55%
Minimum requirement......................      47,439       3.00             36,683        3.00
                                           ----------       ----         ----------        ----
          Excess.........................  $   83,687       5.29%        $   67,838        5.55%
                                           ==========       ====         ==========        ====
Average total assets for the quarter
  ended December 31,.....................  $1,581,284                    $1,222,751
                                           ==========                    ==========

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

     As a "well-capitalized" institution, the thrift's annual FDIC insurance premiums were 1.3 cents per $100 of eligible domestic deposits in 1997. The insurance premium payable is subject to semi-annual adjustment. The FDIC, by the first day of the month preceding each semi-annual period, is required to notify each insured institution of its assessment risk-classification upon which the insurance premium assessment for the following period will be based. The FDIC has the authority to assess to all insured institutions collectively, additional premiums to cover losses and expenses associated with insuring deposits maintained at financial institutions and for other purposes it deems necessary.

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

  Commercial Finance

     The Company's commercial finance subsidiary is licensed by the California Finance Lenders Law by the California Department of Financial Institutions as a commercial finance lender and a personal property broker and holds certain other licenses.

  Intercompany Transactions

     The payment of stockholders' dividends and the advancement of loans to the Company by its subsidiaries are and may continue to be subject to certain statutory and regulatory restrictions.

EMPLOYEES

     At December 31, 1997, the Company had 2,843 employees, none of whom is represented by a collective bargaining agreement. The Company believes its relations with employees are good.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the trading symbol "FMT." The following table sets forth the high and low sales prices of the Company's Common Stock adjusted retroactively for a three for two stock split effective January 8, 1996 as reported as composite transactions on the NYSE and the cash dividends declared on the Company's Common Stock during each quarter presented.

                                                                            DIVIDENDS
                                                      HIGH       LOW        DECLARED
                                                      ----       ----       ---------
1997
1st Quarter.........................................    32 5/8   28         $0.15
2nd Quarter.........................................    40 1/4   26 3/8      0.15
3rd Quarter.........................................    48 1/4   36 3/4      0.15
4th Quarter.........................................    55 5/16  42 5/16     0.15
                                                                            =====
          Total.....................................                        $0.60
                                                                            =====
1996
1st Quarter.........................................    26 1/4   22 5/64    $0.15
2nd Quarter.........................................    25 1/4   21 5/8      0.15
3rd Quarter.........................................    29 5/8   21 1/2      0.15
4th Quarter.........................................    31 1/2   28 1/4      0.15
                                                                            -----
          Total.....................................                        $0.60
                                                                            =====

     On December 31, 1997, the closing sale price of the Company's Common Stock on the NYSE was $54.75 per share. There were 1,481 stockholders of record as of December 31, 1997.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31,
                                      -------------------------------------------------------------
                                       1997(1)       1996        1995(2)       1994         1993
                                      ---------    ---------    ---------    ---------    ---------
                                       (THOUSANDS OF DOLLARS, EXCEPT PERCENTS AND PER SHARE DATA)
INCOME STATEMENT DATA:
       Property and casualty
          premiums earned...........  $601,183     $486,860     $606,917     $433,584     $455,765
       Loan interest................   194,412      163,765      162,992      113,382       87,244
       Net investment income........   149,729      123,531      119,523       76,821       77,198
       Realized investment gains
          (losses)..................    (1,964)      (1,658)           1         (315)       2,165
       Other revenue................    30,935       23,306       34,381       29,676       29,033
                                      --------     --------     --------     --------     --------
       Total revenues...............  $974,295     $795,804     $923,814     $653,148     $651,405
                                      ========     ========     ========     ========     ========
       Property and casualty
          income....................  $144,667     $117,593     $ 83,092     $ 61,265     $ 52,092
       Financial services income....    42,286       36,589       35,737       28,014       21,456
       Other interest and corporate
          expense...................   (28,060)     (25,873)     (18,502)      (7,708)      (9,200)
                                      --------     --------     --------     --------     --------
       Income before taxes..........   158,893      128,309      100,327       81,571       64,348
       Income tax expense...........   (50,601)     (41,021)     (32,305)     (25,759)     (21,638)
                                      --------     --------     --------     --------     --------
       Net income...................  $108,292     $ 87,288     $ 68,022     $ 55,812     $ 42,710
                                      ========     ========     ========     ========     ========
GAAP RATIOS FOR PROPERTY AND
  CASUALTY SUBSIDIARIES:
       Loss ratio...................      64.7%        68.9%        76.0%        63.1%        70.0%
       Expense ratio................      27.5%        25.9%        24.5%        23.4%        21.3%
       Policyholder dividends
          ratio.....................       0.8%          --           --         11.5%         9.9%
                                      --------     --------     --------     --------     --------
       Combined ratio...............      93.0%        94.8%       100.5%        98.0%       101.2%
                                      ========     ========     ========     ========     ========
PER SHARE DATA:
       Cash dividends declared......  $   0.60     $   0.60     $   0.51     $   0.45     $   0.44
       Stockholders' equity:
          Including FASB 115 for
            1994 - 1997(3)..........     24.09        19.90        19.62        13.82     N/A
          Excluding FASB 115 for
            1994 - 1997(3)..........     22.56        19.81        18.76        16.40        14.55
       Net income:
          Basic.....................      3.80         3.54         2.68         2.21         1.92
          Diluted...................      3.23         2.73         2.18         1.82         1.66
WEIGHTED AVERAGE SHARES USED TO
  CALCULATE PER SHARE DATA:
       Basic........................    28,529       24,658       25,391       25,304       22,274
       Diluted......................    34,293       33,603       33,313       33,031       28,243

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                        1997(1)        1996       1995(2)        1994         1993
                                       ----------   ----------   ----------   ----------   ----------
                                                           (THOUSANDS OF DOLLARS)
BALANCE SHEET DATA:
  Total assets.......................  $6,090,627   $4,307,512   $4,477,399   $3,134,390   $2,669,290
  Fixed income and other
     investments.....................   2,442,813    1,484,310    1,937,890      888,918    1,055,289
  Loans receivable...................   1,983,687    1,688,040    1,499,043    1,440,774      846,443
  Claims and policy liabilities......   2,460,550    1,579,325    1,971,719    1,012,704    1,007,054
  Short-term debt....................      26,290       16,896       72,191      176,325       78,087
  Long-term debt.....................     691,068      636,456      693,276      468,390      451,581
  Trust Originated Preferred
     Securities(SM)(4)...............     100,000      100,000           --           --           --
  Stockholders' equity:
     Including FASB 115 for 1994 -
       1997(3).......................     832,815      559,117      498,090      351,013          N/A
     Excluding FASB 115 for 1994 -
       1997(3).......................     779,906      556,488      476,491      416,378      369,369

---------------

(1) The Company acquired Industrial Indemnity Holdings, Inc. on August 1, 1997.

(2) The Company acquired Casualty Insurance Company on February 22, 1995.

(3) Effective January 1994, FASB 115 changed the accounting treatment afforded the Company's investment portfolio wherein unrealized gains and losses on securities designated by the Company as available for sale are included net of deferred taxes, as a component of stockholders' equity.

(4) Company-obligated mandatorily redeemable preferred securities of subsidiary Trust holding solely Company junior subordinated debentures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD & A") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those projected in these forward-looking statements as a result of certain risks and uncertainties, including those factors set forth in this MD & A section and elsewhere in this Form 10-K including, but not limited to "Item
1. Business."

GENERAL

     Fremont General is a nationwide insurance and financial services holding company operating select businesses in niche markets. Fremont General's insurance business includes one of the largest underwriters of workers' compensation insurance in the nation. The Company's financial services business includes commercial real estate lending, residential real estate lending, commercial finance and insurance premium financing. The Company's reported assets as of December 31, 1997 were $6.1 billion, with 1997 pre-tax earnings of $159 million. The primary operating strategy of the Company is to build upon its core business units through acquisition opportunities and new business development. The Company's secondary strategy is to achieve income balance and geographic diversity among its business units in order to limit the exposure of the Company to industry, market and regional concentrations. The Company's stock is traded on the New York Stock Exchange under the symbol "FMT."

     The Company began its workers' compensation insurance operations in 1959 and continues to derive the majority of its revenues from this business. The Company's workers' compensation insurance business has grown through internal expansion, as well as through the acquisition of other workers' compensation insurance companies and currently has major market positions in California, Illinois, Arizona, Wisconsin, Idaho and Alaska. At December 31, 1997 the Company had business in thirty-nine states and the District of Columbia.

     Consistent with its primary strategy, the Company's workers' compensation insurance operations have grown dramatically since 1994 through acquisitions. On August 1, 1997, the Company acquired Industrial Indemnity Holdings, Inc. ("Industrial") from Talegen Holdings, Inc. ("Talegen"), a subsidiary of Xerox Corporation. Industrial, which specializes in underwriting workers' compensation insurance, has a strong presence in the western United States dating back over seventy years. On February 22, 1995, the Company acquired Casualty Insurance Company ("Casualty"), the largest underwriter of workers' compensation insurance in Illinois, with additional operations in several other mid-western states. These acquisitions have provided the Company with a broad national platform upon which to build its workers' compensation insurance business, while providing geographic diversity to mitigate potential fluctuations in earnings from cyclical downturns in various regional economies. (See "Results of Operations -- Property and Casualty Insurance Operations" and Note B of Notes to Consolidated Financial Statements.)

     The Company's balance sheet at December 31, 1997 was significantly impacted by the acquisition of Industrial. The purchase price consisted of $365 million in cash and $9.5 million in acquisition costs bringing the total cost of the acquisition to $374.5 million. Additionally, pursuant to the terms of the acquisition agreement, the Company paid-off a $79 million outstanding debt obligation that Industrial owed to Talegen. The acquisition was treated as a purchase for accounting purposes and five months of Industrial's operating results are included in the Company's results of operations for the year ended December 31, 1997. At the acquisition date, the assets acquired and liabilities assumed are summarized in the following table:

                                                               (THOUSANDS OF DOLLARS)
                                                               ----------------------
Assets acquired:
  Fixed maturity investments -- at market...................         $  544,054
  Short-term investments....................................            514,233
  Premiums receivable and agents' balances..................             43,796
  Reinsurance recoverable on paid and unpaid losses.........            148,331
  Deferred income taxes.....................................            127,421
  Costs in excess of net assets acquired....................             77,608
  Other assets, including cash, accrued investment income,
     deferred policy acquisition costs and trade name.......            287,475
                                                                     ----------
                                                                     $1,742,918
                                                                     ==========
Liabilities assumed:
  Losses and loss adjustment expenses.......................         $1,144,701
  Other policy liabilities..................................            (10,768)
  Long-term debt............................................             78,750
  Other liabilities.........................................            165,235
                                                                     ----------
     Total liabilities assumed..............................          1,377,918
                                                                     ----------
Net Purchase Price..........................................         $  365,000
                                                                     ==========

     Allocation of the purchase price is subject to valuations and other studies which are not yet complete. Accordingly, the final allocation of the purchase price may be different from the amounts summarized in the preceding table.

     The Company's financial services operations, which are comprised primarily of the results of Fremont General Credit Corporation ("FGCC"), have grown significantly and are engaged primarily in commercial and residential real estate lending, mainly in California; commercial finance lending, principally to small and middle market companies nationwide; and insurance premium financing, primarily in California. The Company's financial services loan portfolio has grown significantly from $712 million at December 31, 1992 to $2.03 billion at December 31, 1997. (See "Financial Services Operations.")

     The Company's real estate lending operations, which began in 1990 through the acquisition of a California thrift, currently consists of more than 3,300 residential real estate accounts, 500 commercial real estate accounts, 13,300 insurance premium finance accounts and 42,000 deposit accounts serviced through 13 branch offices in California. The thrift operations are primarily engaged in commercial and residential real estate lending. For commercial real estate loans, principal amounts primarily range between $1 million to $8 million and for residential real estate loans, principal amounts are generally below $300,000. Additionally, insurance premium financing is provided and is collateralized by security interests in return premiums. The Company's operating strategy is to grow its loan portfolio through origination of new loans and acquisition of loan portfolios that meet its underwriting guidelines applied to origination of new loans. The loan portfolio of the real estate lending operation grew from $376 million at the end of 1992 to $1.5 billion at the end of 1997, due to increased loan originations and to the purchase of loan portfolios from other financial institutions. (See "Item 1.
Business -- Financial Services Operations -- Real Estate Lending.")

     The Company's commercial finance operation provides working capital loans, primarily secured by accounts receivable, inventory and machinery and equipment, to small and middle market companies on a nationwide basis. The total commercial finance loan portfolio grew from $282 million at December 31, 1992 to $547 million at December 31, 1997. This growth has been achieved primarily through development of the customer base through loan originations and through participation in syndicated loan transactions. (See "Item 1.
Business -- Financial Service Operations -- Commercial Finance.") The lending market continues to be competitive for small to middle market commercial borrowers. As a result, the commercial finance operation has experienced decreasing yields on its commercial finance loans.

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

     By engaging in several selected businesses which are geographically diverse the Company believes it can achieve greater stability in its operating results. Since the year ended December 31, 1993 to the year ended December 31, 1997, the Company's income before taxes grew at a compound annual rate of approximately 25% to $159 million for 1997. The Company's book value increased from $272 million at December 31, 1992 to $833 million at December 31, 1997.

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

RESULTS OF OPERATIONS

     The Company has achieved growth in net income during the three years ended December 31, 1997 by providing diverse insurance and financial services to primarily small and medium-sized businesses. Higher revenues and net income were also achieved through the acquisition of Industrial and Casualty. The following table presents information for each of the three years in the period ended December 31, 1997 with respect to the Company's core business segments.

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1996       1995
                                                       --------   --------   --------
                                                           (THOUSANDS OF DOLLARS)
Revenues:
  Property and casualty.............................   $738,072   $596,841   $708,187
  Financial services................................    235,474    197,601    214,975
  Corporate.........................................        749      1,362        652
                                                       --------   --------   --------
          Total.....................................   $974,295   $795,804   $923,814
                                                       ========   ========   ========
Income (Loss) Before Taxes:
  Property and casualty.............................   $144,667   $117,593   $ 83,092
  Financial services................................     42,286     36,589     35,737
  Corporate.........................................    (28,060)   (25,873)   (18,502)
                                                       --------   --------   --------
          Total.....................................   $158,893   $128,309   $100,327
                                                       ========   ========   ========

     The Company generated revenues of $974 million for 1997, as compared to revenues of $796 million and $924 million for 1996 and 1995, respectively. The acquisition of Industrial resulted in higher revenues in the property and casualty insurance segment in 1997 as compared to 1996. (See "Property and Casualty

Insurance Operations.") Higher revenues in the financial services segment in 1997 were achieved primarily from increased loan interest revenues which resulted from significant growth in the average loan portfolios of the combined real estate lending and commercial finance operations. (See "Financial Services Operations.") Revenues were lower in 1996 as compared to 1995, due principally to lower workers' compensation insurance premiums in the property and casualty insurance segment and lower life insurance revenues in the financial services segment. The lower workers' compensation insurance premiums were due primarily to lower premiums earned in California and to a lesser extent lower premiums earned in Illinois. The lower life insurance revenues in the financial services segment were due to certain reinsurance and assumption agreements with a reinsurer which became effective December 31, 1995 and January 1, 1996 and resulted in the substantial reduction of the Company's life insurance operations. Realized investment gains (losses) were $(1,964,000), $(1,658,000), and $1,000 for 1997, 1996 and 1995, respectively.

     Up until January 1, 1998 the Company maintained a small medical malpractice insurance operation within the property and casualty insurance segment. On January 1, 1998, the Company entered into reinsurance and assumption agreements with a reinsurer whereby substantially all of the assets and liabilities related to the medical malpractice policies were ceded to the reinsurer. These reinsurance agreements are part of several other agreements which collectively result in the sale of the Company's medical malpractice operations effective January 1, 1998. The effect on the Company's results of operations from these agreements was not material. Revenues from medical malpractice operations were $32.6 million, $31.6 million and $34.3 million for 1997, 1996 and 1995, respectively.

     The Company had net income of $108.3 million or $3.23 diluted earnings per share for 1997, as compared to $87.3 million or $2.73 diluted earnings per share and $68.0 million or $2.18 diluted earnings per share for 1996 and 1995, respectively. Income before taxes for 1997 was $158.9 million as compared to $128.3 million and $100.3 million for 1996 and 1995, respectively.

     The property and casualty insurance operations, consisting primarily of workers' compensation insurance, posted income before taxes of $144.7 million for 1997, as compared to $117.6 million and $83.1 million for 1996 and 1995, respectively. The increase of 23% in income before taxes in 1997 as compared to 1996 is due primarily to the recognition of continued lower claim frequency, mainly in the mid-west region and the acquisition of Industrial. The increase in income before taxes of 41% in 1996 as compared to 1995 was due predominately to lower claim frequency and the acquisition of Casualty, offset partially by lower income on the Company's California business. The combined ratio for 1997 was 93.0% compared to 94.8% and 100.5% for 1996 and 1995, respectively.

     The financial services business segment posted increases of 16% and 2% in income before taxes for 1997 and 1996, respectively. The increase in 1997 is due mainly to the general growth in the average loan portfolio to $1.9 billion in 1997 from $1.6 billion in 1996, as well as to continued improvements in the Company's loan charge-off experience. (See "Financial Services Operations.") Although income before taxes was relatively flat in 1996 as compared to 1995, the results in 1996 were negatively impacted by the establishment of a specific loan loss associated with one loan in the commercial finance loan portfolio. Also impacting the financial services segment in 1996 was the substantial elimination of the Company's life insurance operations resulting from certain reinsurance and assumption agreements entered into between the Company and a reinsurer which became effective December 31, 1995 and January 1, 1996. This segment, which consists principally of real estate lending, commercial finance and insurance premium finance, recorded income before taxes of $42.3 million, $36.6 million and $35.7 million for 1997, 1996 and 1995, respectively.

     Corporate revenues consisted primarily of investment income, while corporate expenses consisted primarily of interest expense and general and administrative expense. The corporate loss before income taxes was $28.1 million, $25.9 million and $18.5 million for 1997, 1996 and 1995, respectively. The increase in the corporate loss before taxes in 1997 as compared to 1996 was due mainly to lower investment income and higher administrative expenses. The increase in the corporate loss before taxes in 1996 as compared to 1995 was due principally to increased interest expense and increased administrative expenses. The increase in interest expense is mainly due to additional debt incurred in the acquisition of Casualty, as well as to accrued dividends in connection with a public offering on March 1, 1996 of $100 million of 9% Trust Originated

Preferred Securities(SM) (the "Preferred Securities") sold by a consolidated wholly-owned subsidiary of the Company. (See "Liquidity and Capital Resources.") The accrued dividends on the Preferred Securities have been classified in the Consolidated Statements of Income as interest expense. (See Note J of Notes to Consolidated Financial Statements.)

     Income tax expense of $50.6 million, $41.0 million and $32.3 million for 1997, 1996 and 1995, respectively, represents an effective tax rate of 32% each year on pretax income of $158.9 million, $128.3 million and $100.3 million for the corresponding periods. The Company's effective tax rates for all years presented are lower than the enacted federal income tax rate of 35%, due primarily to tax exempt investment income which reduces the Company's taxable income.

  Property and Casualty Insurance Operations

     The following table represents information with respect to the Company's property and casualty insurance operations:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1996       1995
                                                       --------   --------   --------
                                                               (THOUSANDS OF DOLLARS)
Revenues............................................   $738,072   $596,841   $708,187
Expenses............................................    593,405    479,248    625,095
                                                       --------   --------   --------
Income Before Taxes.................................   $144,667   $117,593   $ 83,092
                                                       ========   ========   ========

     Revenues from the property and casualty insurance operations consist primarily of workers' compensation insurance premiums earned and net investment income. Expenses consist primarily of loss and loss adjustment expenses, policy acquisition costs and other operating costs and expenses.

     Premiums. Premiums earned from the Company's property and casualty insurance operations were $601.2 million for 1997, as compared to $486.9 million and $606.9 million for 1996 and 1995, respectively. The higher premiums in 1997 were due primarily to the acquisition of Industrial. With this acquisition, the Company has broadened the geographic diversity of its premium writings. Using the Company's estimated annual premiums on policies in effect at December 31, 1997 (referred to as "inforce premium"), the percentage of the Company's inforce premium in California and Illinois totaled 61%, down from 75% at December 31, 1996. Premiums were significantly lower in 1996 as compared to 1995, due primarily to lower premiums earned in California and to a lesser extent lower premiums earned in Illinois. The lower premiums in California were due primarily to the increased price competition resulting from California's adoption of an open rating system effective January 1, 1995. The Company has recently observed a moderation of price competition in California. In the fourth quarter of 1997, the Company also observed some moderation of price competition in Illinois where competitive pressures also resulted in lower premiums in 1996. (See "Item 1. Business -- Property and Casualty Insurance Operations -- Workers' Compensation Insurance" and "Variability of Operating Results" and "Workers' Compensation Regulation.") The Industrial acquisition has also afforded the Company a significant presence in the western United States, in addition to California. These western states, excluding California, have collectively exhibited relatively stable competitive environments.

     On January 1, 1998, the Company purchased additional excess of loss reinsurance for its workers' compensation insurance business in an effort to further reduce the volatility of operating results which occurs through fluctuations in loss costs. The additional reinsurance reduces the point at which reinsurers assume liability from $1 million per occurrence to $100,000 per occurrence. (See "Item 1. Business -- Property and Casualty Insurance
Operations -- Reinsurance Ceded.") The impact of this additional reinsurance will be lower premiums earned and lower loss and loss adjustment expenses.

     Net Investment Income. Net investment income within the property and casualty insurance operations was $138.9 million, $111.6 million and $101.3 million in 1997, 1996 and 1995, respectively. Significantly higher invested assets, due primarily to the acquisition of Industrial, resulted in increased investment income in 1997 as compared to 1996. (See "Item 1.
Business -- Investment Portfolio.")

     Loss and Loss Adjustment Expense. The property and casualty loss and loss adjustment expenses ("LAE") were $389.2 million, $335.4 million and $461.3 million in 1997, 1996 and 1995, respectively. In addition, the ratio of these losses and LAE to property and casualty insurance premiums earned ("loss ratio") was 64.7%, 68.9% and 76.0% in 1997, 1996 and 1995, respectively. The decrease in the loss ratio in 1997 is due mainly to the recognition of a decrease in the frequency of reported claims on the 1996 and 1995 accident years in the Company's mid-west region, offset partially by higher loss ratios associated with Industrial on the 1997 accident year. Additionally, the Company's management believes that its implementation of more effective claims handling procedures in the mid-west region has contributed to the reduction in loss and loss adjustment expenses during calendar year 1997 and relating to the 1996 and prior accident years. The decrease in the loss ratio in 1996 as compared to 1995 was due principally to the recognition of lower claim frequency and severity in the Company's mid-west region. The Company is not able to determine with certainty the specific cause or causes of increases and decreases in reported claims experience, but has reached its own conclusions based on a review of its internal data base and a subjective evaluation of external factors. (See "Item
1. Business -- Property and Casualty Insurance Operations -- Loss and Loss Adjustment Expense Reserves.")

     The Company regularly reviews its reserving techniques, overall reserve position and reinsurance. In light of present facts and current legal interpretations, management believes that adequate provisions have been made for loss reserves. In making this determination, management has considered its claims experience to date, loss development history for prior accident years and estimates of future trends of claims frequency and severity. However, establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. Subsequent actual experience has resulted, and could result, in loss reserves being too high or too low. Future loss development could require reserves for prior periods to be increased, which would adversely impact earnings in future periods.

     Policy Acquisition Costs and Other Operating Costs and Expenses. The ratio of policy acquisition costs and other operating costs and expenses to premiums earned is referred to as the expense ratio, which was 27.5%, 25.9% and 24.5% in 1997, 1996 and 1995, respectively. The increase in this ratio in 1997 is due primarily to higher agents' commission costs and higher operating costs and expenses. The increase in this ratio in 1996, as compared to 1995, was due primarily to higher operating costs and expenses, partially offset by lower agents' commission costs.

     Dividends to Policyholders. The policyholder dividends ratio for the Company's property and casualty insurance operations was 0.8% in 1997 and there were no dividends accrued in 1996 or 1995. The Company believes that these ratios are low by industry standards. The low ratios are due primarily to the type of workers' compensation insurance policies written by the Company. The Company's workers' compensation insurance policies are predominately written as non-participating, which means that they do not include provisions for dividend consideration. The dividends accrued in 1997 were due mainly to the acquisition of Industrial. (See "Item 1. Business -- Property and Casualty Insurance Operations -- Policyholders' Dividends.")

     Variability of Operating Results. The Company's profitability can be affected significantly by many factors including competition, the severity and frequency of claims, interest rates, regulations, court decisions, the judicial climate, and general economic conditions and trends, all of which are outside of the Company's control. These factors have contributed, and in the future could contribute, to significant variation of results of operations in different aspects of the Company's business from quarter to quarter and year to year. With respect to the workers' compensation insurance business, changes in economic conditions can lead to reduced premium levels due to lower payrolls as well as increased claims due to the tendency of workers who are laid off to submit workers' compensation claims. Legislative and regulatory changes can also contribute to variable operating results for workers' compensation insurance businesses. For example, in 1995, the Company experienced the negative impact of lower premiums and lower profitability on the Company's California workers' compensation business due to increased price competition resulting from legislation enacted in California in July 1993 which, among other things, repealed the minimum rate law effective January 1, 1995. Additionally, price competition in Illinois, where the Company has a significant presence, continues to adversely impact the Company's profitability, where overall average decreases of 7.9%, 10.0% and 13.6% in advisory premium rates, which workers' compensation insurance companies in Illinois tend to follow, became effective January 1, 1998, 1997 and 1996, respectively. (See "Workers' Compensation Regulation.") The acquisition of Industrial may mitigate the adverse effects of this price competition in Illinois by providing the Company with a broader geographic diversity of its premium writings. The Company anticipates that its results of operations and financial condition will continue to be adversely affected by the increased price competition in Illinois. Also, the establishment of appropriate reserves necessarily involves estimates, and reserve adjustments have caused significant fluctuations in operating results from year to year.

     Workers' Compensation Regulation. At December 31, 1997, approximately 61% of the Company's inforce premiums were in California and Illinois. Illinois began operating under an open rating system in 1982 and California began operating under such a system effective January 1, 1995. In an open rating system, workers' compensation companies are provided with advisory premium rates by job classification and each insurance company determines its own rates based in part upon its particular operating and loss costs. Although insurance companies are not required to adopt such advisory premium rates, companies in Illinois generally follow such rates. This characteristic has resulted in increased price competition in Illinois, where overall average decreases in advisory premium rates of 7.9%, 10.0% and 13.6% became effective January 1, 1998, 1997 and 1996, respectively. In contrast, insurance companies in California have, since the adoption of an open rating system, generally set their premium rates below such advisory premium rates. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier. Most of the states in which the Company writes premiums operate under some form of open rating system.

     In July 1993, California enacted legislation to reform the workers' compensation insurance system and to, among other things, repeal the minimum rate law effective January 1, 1995. This repeal resulted in lower premiums and lower profitability in the Company's California workers' compensation insurance business due to increased price competition. The Company's acquisition of Casualty, with policies written primarily outside of California, lessened the impact of these legislative changes in California by increasing the geographic diversity of the Company's workers' compensation business, which tends to mitigate the impact of economic and regulatory changes within a regional marketplace. The Company further broadened its geographic diversity in 1997 with the acquisition of Industrial, whose premium writings were spread across several western states, including California. (See "Item 1.
Business -- Regulation -- Insurance Regulation.")

  Financial Services Operations

     The financial services operations of FGCC are principally engaged in commercial and residential real estate lending, commercial finance and insurance premium financing. The Company also has small life insurance operations included in this segment which were substantially reduced in 1996. Revenues consist principally of interest income and, to a lesser extent, life insurance premiums, fees and other income.

     The following table presents information with respect to the Company's financial services operations:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1996       1995
                                                       --------   --------   --------
                                                           (THOUSANDS OF DOLLARS)
Revenues............................................   $235,474   $197,601   $214,975
Expenses............................................    193,188    161,012    179,238
                                                       --------   --------   --------
Income Before Taxes.................................   $ 42,286   $ 36,589   $ 35,737
                                                       ========   ========   ========

     Revenues increased 19% in 1997 due primarily to greater loan interest revenue attributable to the growth in the average loan portfolio of the commercial and residential real estate lending operations. Revenues decreased 8% in 1996 as compared to 1995, due primarily to lower life insurance revenues. Effective January 1, 1996, the Company substantially reduced its life insurance operations through certain reinsurance and assumption agreements entered into between the Company and a reinsurer. The effect on income before taxes and net income from these reinsurance agreements was not material. (See Note F of Notes to

Consolidated Financial Statements.) The average loan portfolio grew in 1997 to $1.9 billion from $1.6 billion and $1.5 billion in 1996 and 1995, respectively.

     Income before taxes in the financial services operations was $42.3 million, $36.6 million and $35.7 million for 1997, 1996 and 1995, respectively. The 16% increase in income before taxes in 1997 is mainly due to higher income before taxes in the real estate lending operation. Contributing to this higher income before taxes were higher loan interest revenue due to a greater average real estate loan portfolio and a lower loan loss provision relative to loans receivable, which resulted from improved loan loss experience. These conditions were partially offset by an increase in the cost of funds and increases in operating expenses. Income before taxes was relatively flat in the financial services segment for 1996 as compared to 1995, which was due to higher income before taxes in the real estate lending operation as lower loan loss experience resulted in a lower provision for loan losses. Substantially offsetting this was lower income in the commercial finance operation due primarily to a specific loan loss associated with one loan in the commercial finance loan portfolio. Additionally, lower income was earned in the life insurance operation due to certain reinsurance and assumption agreements which became effective on December 31, 1995 and January 1, 1996 and which resulted in a substantial reduction in the Company's life insurance operations in 1996.

     The following table identifies the interest income, interest expense, average interest-bearing assets and liabilities, and interest margins for the Company's financial services operations:

                                                                     YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------------------------
                                              1997                             1996                             1995
                                 ------------------------------   ------------------------------   ------------------------------
                                  AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                                  BALANCE     INTEREST    COST     BALANCE     INTEREST    COST     BALANCE     INTEREST    COST
                                 ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                             (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Interest bearing assets(1):
  Commercial finance and other
    assets.....................  $  596,230   $ 64,211   10.77%   $  606,836   $ 66,099   10.89%   $  589,285   $ 69,919   11.87%
  Thrift and loan:
    Cash equivalents...........     103,228      5,571    5.40       142,533      7,431    5.21       105,470      5,883    5.58
    Investments................      65,893      3,808    5.78        33,559      1,902    5.67         1,053         33    3.13
    Commercial real estate
      loans....................     954,181     93,973    9.85       749,912     72,732    9.70       683,331     67,952    9.94
    Residential real estate
      loans....................     321,007     30,707    9.57       209,802     20,151    9.60       133,761     12,843    9.60
    Insurance premium financing
      and other thrift loans...      55,230      6,328   11.46        53,209      5,988   11.25        38,256      4,513   11.80
                                 ----------   --------            ----------   --------            ----------   --------
  Total interest bearing
    assets.....................  $2,095,769   $204,598    9.76%   $1,795,851   $174,303    9.71%   $1,551,156   $161,143   10.39%
                                 ==========   ========            ==========   ========            ==========   ========
Interest bearing liabilities:
  Savings deposits.............  $  268,344   $ 13,610    5.07%   $  247,648   $ 12,268    4.95%   $  136,588   $  7,279    5.33%
  Time deposits................   1,030,787     60,055    5.83       755,160     43,351    5.74       664,397     40,072    6.03
  Commercial paper and other...       5,325        312    5.86         3,353        189    5.64        15,873      1,189    7.49
  Securitization obligation....     301,545     18,551    6.15       295,827     18,035    6.10       321,667     21,200    6.59
  Debt with banks..............     216,869     14,406    6.64       243,292     12,864    5.29       174,816     12,308    7.04
  Debt from affiliates.........      49,735      2,810    5.65        57,174      5,637    9.86        49,369      2,388    4.84
                                 ----------   --------            ----------   --------            ----------   --------
  Total interest bearing
    liabilities................  $1,872,605   $109,744    5.86%   $1,602,454   $ 92,344    5.76%   $1,362,710   $ 84,436    6.20%
                                 ==========   ========            ==========   ========            ==========   ========
Net interest income............               $ 94,854                         $ 81,959                         $ 76,707
                                              ========                         ========                         ========
Net yield......................                           4.53%                            4.56%                            4.95%

---------------

(1) Average loan balances include non-accrual loan balances.

     The margin between the Company's interest income and expense decreased slightly in 1997 due to a decrease in the yields in the commercial finance segment as increases in the credit quality of the commercial finance portfolio and continued competition resulted in lower yields. Partially offsetting this was a slight increase in the net margins in the real estate lending operation, due primarily to an increase in the yields on commercial real estate loans, which was offset partially by lower yields on the residential real estate loans. The net margins decreased in 1996 as compared to 1995, due primarily to an increase in lower yielding cash equivalents in the real estate lending operation and a decrease in the yields in the commercial finance operation resulting primarily from increased competition.

     Loans Receivable and Reserve Activity. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:

                                                                                      DECEMBER 31,
                                                              ------------------------------------------------------------
                                                                     1997                 1996                 1995
                                                              ------------------   ------------------   ------------------
                                                                           % OF                 % OF                 % OF
                                                                AMOUNT     TOTAL     AMOUNT     TOTAL     AMOUNT     TOTAL
                                                              ----------   -----   ----------   -----   ----------   -----
                                                                        (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Accounts receivable and inventory loans:
  Commercial finance........................................  $  389,252     19%   $  385,734     22%   $  415,038     27%
Term loans:
  Thrift and loan...........................................   1,480,824     73     1,167,611     68       931,822     61
  Commercial finance and other loans........................     158,013      8       172,442     10       183,964     12
                                                              ----------    ---    ----------    ---    ----------    ---
    Total term loans........................................   1,638,837     81     1,340,053     78     1,115,786     73
                                                              ----------    ---    ----------    ---    ----------    ---
                                                               2,028,089    100     1,725,787    100     1,530,824    100
Less allowance for possible loan losses.....................      44,402      2        37,747      2        31,781      2
                                                              ----------    ---    ----------    ---    ----------    ---
  Loans receivable..........................................  $1,983,687     98%   $1,688,040     98%   $1,499,043     98%
                                                              ==========    ===    ==========    ===    ==========    ===

     The following table illustrates the maturities of the Company's loans receivable:

                                                 MATURITIES AT DECEMBER 31, 1997
                                           -------------------------------------------
                                           1 TO 24     25-60     OVER 60
                                            MONTHS     MONTHS     MONTHS      TOTAL
                                           --------   --------   --------   ----------
                                                     (THOUSANDS OF DOLLARS)
Accounts receivable and inventory loans
  -- variable rate......................   $389,252   $     --   $     --   $  389,252
Term loans -- variable rate.............    264,097    619,827    525,568    1,409,492
Term loans -- fixed rate................    110,471     59,737     59,137      229,345
                                           --------   --------   --------   ----------
  Total.................................   $763,820   $679,564   $584,705   $2,028,089
                                           ========   ========   ========   ==========

     The Company monitors the relationship of fixed and variable rate loans and interest bearing liabilities in order to minimize interest rate risk.

     During 1997, the Company began originating both commercial and residential real estate loans outside of California. The Company intends to seek portfolio growth outside of California in order to achieve greater geographic diversity in its loan portfolio and thereby lessen the Company's exposure to regional economic conditions. The total amount of commercial and residential real estate loans outstanding on properties located outside of California at December 31, 1997 was $44 million and $58 million, respectively.

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

     The following table describes the asset classifications, loss experience and reserve reconciliation of the financial services operations as of or for the periods ended as shown below:

                                                                       DECEMBER 31,
                                                           ------------------------------------
                                                              1997         1996         1995
                                                           ----------   ----------   ----------
                                                              (THOUSANDS OF DOLLARS, EXCEPT
                                                                        PERCENTS)
Non-accrual loans.......................................   $   31,525   $   19,785   $   33,467
Accrual loans 90 days past due..........................          927        1,355        3,025
REO.....................................................        9,571       10,016        4,941
                                                           ----------   ----------   ----------
Total non-performing assets.............................   $   42,023   $   31,156   $   41,433
                                                           ==========   ==========   ==========
Beginning allowance for possible loan losses............   $   37,747   $   31,781   $   27,406
Provision for loan losses...............................       12,319       13,885       14,575
Reserves established with portfolio acquisitions........           --        1,830           --
Charge-offs:
  Commercial finance and other loans....................        3,384        6,106        2,373
  Thrift and loan:
     Commercial real estate.............................        1,484        4,244        9,248
     Residential real estate loans......................        1,266          624        1,012
     Insurance premium financing and other thrift
       loans............................................          824          169          528
                                                           ----------   ----------   ----------
  Total charge-offs.....................................        6,958       11,143       13,161
                                                           ----------   ----------   ----------
Recoveries:
  Commercial finance and other loans....................           12           20          513
  Thrift and loan:
     Commercial real estate.............................          469          862           37
     Residential real estate loans......................          642          186        1,659
     Insurance premium financing and other thrift
       loans............................................          171          326          752
                                                           ----------   ----------   ----------
  Total recoveries......................................        1,294        1,394        2,961
                                                           ----------   ----------   ----------
Net charge-offs.........................................        5,664        9,749       10,200
                                                           ----------   ----------   ----------
Ending allowance for possible loans losses..............   $   44,402   $   37,747   $   31,781
                                                           ==========   ==========   ==========
Allocation of allowance for possible loans losses:
  Commercial finance and other loans....................   $   11,061   $   11,933   $   13,259
  Thrift and loan.......................................       33,341       25,814       18,522
                                                           ----------   ----------   ----------
  Total allowance for possible loan losses..............   $   44,402   $   37,747   $   31,781
                                                           ==========   ==========   ==========
Total loans receivable..................................   $2,028,089   $1,725,787   $1,530,824
Average total loans receivable..........................    1,906,448    1,594,918    1,505,779
Net charge-offs to average total loans receivable.......        0.30%        0.61%        0.68%
Non-performing assets to total loans receivable.........        2.07%        1.81%        2.71%
Allowance for possible loan losses to total loans
  receivable............................................        2.19%        2.19%        2.08%
Allowance for possible loan losses to non-performing
  assets................................................      105.66%      121.15%       76.70%
Allowance for possible loan losses to non-accrual loans
  and accrual loans 90 days past due....................      136.82%      178.56%       87.09%

     Non-performing assets increased to $42.0 million at December 31, 1997 from $31.2 million at December 31, 1996. Overall, these increases are generally consistent with the significant increase in total loans receivable to $2.03 billion at December 31, 1997 from $1.73 billion at December 31, 1996. In 1996, non-performing assets decreased to $31.2 million at December 31, 1996 from $41.4 million at December 31, 1995. This decrease is due primarily to decreases in non-accrual loans in the real estate lending and commercial finance operations, offset partially by an increase in real estate owned ("REO") in the real estate lending operation. The decrease in non-accrual loans in the commercial finance lending operation is primarily due to one loan in the commercial finance portfolio classified as non-accrual at December 31, 1995 and subsequently charged-off in 1996.

     The lower provision for loan losses over the three years ended December 31, 1997 are due primarily to improved loan loss experience in the real estate lending operation. Additionally, a lower loan loss provision occurred in the commercial finance operation in 1997 as the Company was adversely impacted in 1996 by a specific loan loss provision associated with one loan in the commercial finance loan portfolio. Substantially all of the charge-offs in the commercial finance operation in 1996 were related to this loan. The Company's overall improved loan loss experience is evidenced by the decreases in the ratio of net charge-offs to average total loans receivable over the three years ended December 31, 1997, as well as the relative stability of the ratio of non-performing assets to total loans receivable in the preceding table. The reductions in the charge-off ratio occurred during a period in which loans receivable increased.

MARKET RISK

     The Company is subject to market risk resulting primarily from fluctuations in interest rates arising from balance sheet financial instruments such as investments, loans and debt. In the property and casualty insurance operations, the greatest interest rate risk exposure occurs where the interest rate of the financial instrument is fixed in nature and there is a difference between the fixed rate of the financial instrument and the market rate. The greatest interest rate risk exposure in the financial services operations occurs when interest rate gaps arise wherein assets are funded with liabilities having different repricing intervals or different market indices to which the instruments' interest rates are tied. Changes in interest rates will affect the Company's net investment income, loan interest, interest expense and total stockholders' equity. The objective of the Company's asset and liability management activities is to provide the highest level of net interest income and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk. The Company has designated its entire investment portfolio as investments that would be available for sale in response to changing market conditions, liquidity requirements, interest rate movements and other investment factors. (See "Item 1. Business -- Investment Portfolio.") The Company currently owns no derivative financial instruments and, consequently, is not subject to market risk for such off-balance sheet financial instruments. Furthermore, the Company does not have exposure to foreign currency or commodity price risk.

PROPERTY AND CASUALTY INSURANCE OPERATIONS -- INTEREST RATE RISK

     The property and casualty insurance operations have exposure to changes in long-term interest rates due mainly to the significant investment in the available-for-sale investment portfolio. Fluctuations in these interest rates affect the carrying value of the fixed rate investments resulting in fluctuations in unrealized gains and losses on investments, which also affects the Company's stockholders' equity. For an investment in a fixed rate bond, a rise in market interest rates for bonds with a similar remaining term and face amount will result in a decline in the fair value of the fixed rate bond. The converse situation applies as well.

     The following table presents principal cash flows of the investment portfolio by expected maturity dates. The weighted-average interest rate is based on expected maturities for fixed interest rate investments. For variable interest rate investments, the weighted-average interest rate is based on implied forward rates from appropriate annual spot rate observations as of the reporting date.

                   PROPERTY AND CASUALTY INSURANCE OPERATIONS
                           INTEREST RATE SENSITIVITY

                                                             PRINCIPAL AMOUNT MATURING IN:
                                      ---------------------------------------------------------------------------   FAIR VALUE
                                        1998       1999      2000      2001      2002     THEREAFTER     TOTAL      AT 12/31/97
                                      --------   --------   -------   -------   -------   ----------   ----------   -----------
                                                                                                         (THOUSANDS OF DOLLARS)
Rate sensitive assets:
  Securities available for sale:
    Fixed interest rate
      investments...................  $310,392   $145,861   $28,890   $14,587   $12,556   $1,438,348   $1,950,634   $1,997,902
      Average interest rate.........     7.49%      7.48%     7.51%    11.03%     6.57%        7.54%        7.55%
    Variable interest rate
      investments...................  $ 10,735   $    803   $   871   $20,944   $ 1,024   $  159,440   $  193,817   $  193,337
      Average interest rate.........     6.95%      8.00%     8.00%     6.48%     8.00%        6.15%        6.26%

FINANCIAL SERVICES OPERATIONS -- INTEREST RATE RISK

     The Company's financial services operations are subject to interest rate risk resulting from differences between the rates on, and repricing characteristics of, interest-earning real estate and commercial finance loans and the rates on, and repricing characteristics of, interest-bearing liabilities such as thrift deposits and debt. Interest rate gaps may arise when assets are funded with liabilities having different repricing intervals or different market indices to which the instruments' interest rate is tied and to this degree earnings will be sensitive to interest rate changes. Additionally, interest rate gaps could develop between the market rate and the interest rate on loans in the Company's loan portfolio, which could result in borrowers' prepaying their loan obligations to the Company. While the Company attempts to match the characteristics of interest rate sensitive assets and liabilities to minimize the effect of fluctuations in interest rates, the Company does not currently utilize derivative financial instruments to meet these objectives. For the financial services operations, the expected maturity date does not necessarily reflect the net market risk exposure because certain instruments are subject to interest rate changes before expected maturity.

     The following table provides information about the assets and liabilities of the Company's financial services operations that are sensitive to changes in interest rates. For loans, investments, thrift deposits and other liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturity, adjusted for estimated loan prepayments based upon historical behaviors of its loan portfolio. Thrift deposits that have no contractual maturity are presented as maturing in 1998.

                         FINANCIAL SERVICES OPERATIONS
                           INTEREST RATE SENSITIVITY

                                                     PRINCIPAL AMOUNT MATURING IN:
                            -------------------------------------------------------------------------------     FAIR VALUE AT
                               1998        1999       2000       2001      2002     THEREAFTER     TOTAL      DECEMBER 31, 1997
                            ----------   --------   --------   --------   -------   ----------   ----------   -----------------
                                                                  (THOUSANDS OF DOLLARS)
Rate sensitive assets:
  Commercial finance and
    other assets:
    Variable interest rate
      loans and other
      assets..............  $  508,571         --         --         --        --    $38,694     $  547,265      $  547,265
      Average interest
        rate..............      13.62%         --         --         --        --      7.57%         13.19%
    Fixed interest rate
      securities..........  $   27,645         --         --         --        --         --     $   27,645      $   27,645
      Average interest
        rate..............       5.59%         --         --         --        --         --          5.59%

  Thrift and loan:
    Fixed interest rate
      real estate loans...  $   63,312   $ 43,177   $ 21,613   $ 15,287   $ 7,663    $19,801     $  170,853      $  173,325
      Average interest
        rate..............      10.48%      9.82%      9.90%      9.91%    10.01%     10.06%         10.12%
    Variable interest rate
      real estate loans...  $  415,622   $377,675   $195,133   $145,095   $88,226    $38,735     $1,260,486      $1,282,713
      Average interest
        rate..............       9.72%      9.31%      9.82%      9.75%     9.69%      9.84%          9.62%
    Fixed interest rate
      securities..........          --   $ 15,000   $ 45,000         --        --         --     $   60,000      $   60,000
      Average interest
        rate..............          --      5.64%      5.64%         --        --         --          5.64%
    Variable interest rate
      securities..........  $   44,903   $  1,500   $  1,500   $  1,500   $ 1,500    $32,473     $   83,376      $   83,376
      Average interest
        rate..............       6.48%      5.48%      5.48%      5.48%     5.48%      5.48%          6.02%
    Other interest-bearing
      assets..............  $   76,031   $    331   $    214   $    194   $   175    $ 1,269     $   78,214      $   78,214
      Average interest
        rate..............       9.60%     13.24%     13.29%     13.34%    13.42%     13.86%          9.71%

Rate sensitive
  liabilities:
  Variable interest rate
    thrift deposits.......  $  306,174         --         --         --        --         --     $  306,174      $  306,174
    Average interest
      rate................       5.20%         --         --         --        --         --          5.20%
  Fixed interest rate
    thrift deposits.......  $1,050,303   $116,695   $ 12,373   $  2,139   $ 5,314    $    11     $1,186,835      $1,187,728
    Average interest
      rate................       5.80%      6.05%      6.10%      6.07%     6.21%      6.31%          5.83%
  Variable interest rate
    commercial paper and
    other.................  $   12,990         --         --         --        --         --     $   12,990      $   12,990
    Average interest
      rate................       6.57%         --         --         --        --         --          6.57%
  Variable interest rate
    securitization
    obligation............  $  274,260         --         --         --        --         --     $  274,260      $  274,260
    Average interest
      rate................       6.36%         --         --         --        --         --          6.36%
  Variable interest rate
    debt with banks.......  $  166,000         --         --         --        --         --     $  166,000      $  166,000
    Average interest
      rate................       6.32%         --         --         --        --         --          6.32%
  Variable interest rate
    debt from
    affiliates............  $   32,341         --         --         --   $20,000         --     $   52,341      $   52,341
    Average interest
      rate................       5.66%         --         --         --     6.42%         --          5.95%

FREMONT GENERAL CORPORATION (PARENT-ONLY) -- INTEREST RATE RISK

     Fremont General Corporation (parent only) is also subject to interest rate exposure related to LIBOR and U.S. prime interest rates because of its long-term debt and other obligations with both fixed and variable interest rates. For fixed rate obligations, the Company runs the risk that if market rates decline, the related required payments will exceed those based on the current market rates. For obligations with variable interest rates, fluctuations in the market rates will directly affect interest expense.

     The following table provides information about interest rate sensitive assets and liabilities of Fremont General Corporation (parent only). For short-term investments with variable interest rates, the table presents principal cash flows by expected maturity dates. The weighted-average interest rates are based on implied forward rates as derived from appropriate annual spot rate observations as of the reporting date.

                   FREMONT GENERAL CORPORATION (PARENT ONLY)
                           INTEREST RATE SENSITIVITY

                                                              PRINCIPAL AMOUNT MATURING IN:
                                          ---------------------------------------------------------------------   FAIR VALUE AT
                                           1998      1999     2000     2001      2002     THEREAFTER    TOTAL       12/31/97
                                          -------   ------   ------   ------   --------   ----------   --------   -------------
                                                                         (THOUSANDS OF DOLLARS)
Rate sensitive assets:
  Fixed interest rate short-term
    investments.........................  $15,419       --       --       --         --          --    $ 15,419     $ 15,419
    Average interest rate...............    6.27%       --       --       --         --          --       6.27%
Rate sensitive liabilities:
  Fixed interest rate debt borrowings...       --       --       --       --         --    $ 34,501    $ 34,501     $ 30,016
    Average interest rate...............       --       --       --       --         --       5.00%       5.00%
  Variable interest rate debt
    borrowings..........................  $   800   $1,946   $1,946   $1,946   $241,945          --    $248,583     $248,583
    Average interest rate...............    6.91%    6.91%    6.91%    6.91%      6.30%          --       6.32%
  Fixed interest rate Company-obligated
    mandatorily redeemable preferred
    securities of subsidiary Trust
    holding solely Company junior
    subordinated debentures.............       --       --       --       --         --    $100,000    $100,000     $103,750
    Average interest rate...............       --       --       --       --         --       9.00%       9.00%

LIQUIDITY AND CAPITAL RESOURCES

     The property and casualty insurance operations must have cash and liquid assets available to meet their obligations to policyholders in accordance with contractual obligations, in addition to having the funds available to meet ordinary operating costs. These operations have several sources of funds to meet their obligations, including cash flow from operations, recoveries from reinsurance contracts and investment securities. By statute, the majority of the cash from these operations is required to be invested in investment grade securities to provide protection for policyholders. The Company invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's investment portfolio had an unrealized gain of $81.4 million and $4.0 million at December 31, 1997 and 1996, respectively.

     The Company's thrift and loan subsidiary, which is principally engaged in real estate lending, finances its lending activities primarily through customer deposits, which have grown from $1.114 billion at December 31, 1996 to $1.493 billion at December 31, 1997. The thrift is also eligible for financing through the Federal Home Loan Bank of San Francisco, which financing is available at varying rates and terms. As of December 31, 1997, $325 million was available under the facility and no borrowings were outstanding.

     The Company's commercial finance operation funds its lending activities primarily through its asset securitization program, an unsecured revolving line of credit with a syndicated bank group and its capital. The asset securitization program was established in 1993 to provide a stable and cost effective source of funds to facilitate the expansion of this business. As of December 31, 1997, an aggregate of $235 million of senior series and an aggregate of $39 million of subordinated series of term asset-backed certificates were outstanding. The interest rate on the certificates, set monthly, ranged from LIBOR plus 0.23% to LIBOR plus 0.95% at December 31, 1997. The securities issued in this program have a scheduled maturity of two to four years, but could mature earlier depending on fluctuations in the outstanding balances of loans in the portfolio and other factors. As of December 31, 1997, up to $265 million in additional publicly offered term asset-backed certificates may be issued pursuant to a shelf registration statement to fund future growth in the commercial finance loan portfolio. In February 1996, $135 million of the senior series certificates ("Series C") were issued. The proceeds were used, in conjunction with existing cash, to retire $200 million in Series A certificates, which were outstanding as of December 31, 1995. In April 1997, $109 million in certificates ("Series D") were issued, comprised of $100 million in senior certificates and $9 million in subordinated certificates. The Series D certificates were issued to retire $100 million in maturing Series B certificates. In December 1995, a commercial paper facility was established as part of the asset securitization program. This facility, which expires in December 1998, provides for the issuance of up to $150 million in commercial paper, dependent upon the level of assets within the asset securitization program. As of December 31, 1997, $13 million in commercial paper was outstanding under this facility. The commercial finance operation also has an unsecured revolving line of credit with a syndicated bank group that presently permits borrowings of up to $450 million, which includes a revolving credit facility of $350 million and a term loan of $100 million. The revolving credit facility converts to a term loan in August 2000, with ultimate maturity of the term loan in June 2002. The $100 million term loan matures July 2001. The balance outstanding at December 31, 1997 of the revolving credit facility and the term loan was $66 million and $100 million, respectively, with a weighted average interest rate of 6.32%. This credit line is primarily used to finance assets which are not included in the Company's asset securitization program. (See "Item 1. Business -- Financial Services Operations -- Commercial Finance.")

     As a holding company, Fremont General pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, management fees paid by its subsidiaries and dividends paid by its subsidiaries. During 1997, stockholders' dividends totaling $17.8 million were paid. Stockholders' dividends declared aggregated $18.9 million, $15.8 million and $13.1 million during 1997, 1996 and 1995, respectively. Several of the Company's subsidiaries are subject to certain statutory and regulatory restrictions and various agreements, principally loan agreements, that restrict their ability to distribute dividends to the Company. The Company expects that during the next few years dividends from its subsidiaries will consist of dividends from its property and casualty insurance subsidiaries and dividends on preferred stock of its thrift and loan holding company and commercial finance subsidiaries. The maximum amount available for payment of dividends by the property and casualty insurance subsidiaries at December 31, 1997 without prior regulatory approval is approximately $67.8 million.

     To facilitate general corporate operations, the Company maintains a revolving line of credit with a syndicated bank group that currently permits borrowings of up to $400 million, of which $240 million was outstanding as of December 31, 1997.

     On August 1, 1997, the Company completed the acquisition of Industrial which resulted in the disbursement of funds totaling $453.5 million, comprised of $365 million in purchase price, $79 million in the pay-off of an outstanding debt obligation that Industrial owed to Talegen, and $9.5 million in costs incurred in connection with the acquisition. The disbursement of cash used to fund the acquisition includes $219 million in borrowings under the Company's existing line of credit and the remainder from internally generated funds. (See "General.")

     On February 22, 1995, the Company completed the acquisition of Casualty for $256.5 million, which consisted of $231.5 million in cash and $25 million in a note payable to the seller. In September 1995, the note payable to the seller was refinanced using the Company's existing revolving line of credit. The cash used to fund the acquisition includes $55 million in borrowings under the Company's existing line of credit and the remainder from internally generated funds. (See "General.")

     During 1997, an aggregate $266.7 million principal amount at maturity of Liquid Yield Option(TM) Notes due October 12, 2013 (Zero Coupon-Subordinated) ("LYONs") were converted into 5.1 million shares of the Company's Common Stock. The effect of these conversions was an increase in stockholders' equity and a decrease in long-term debt of $117 million. During 1996, an aggregate $72.5 million principal amount at maturity of LYONs were converted into 1.4 million shares of the Company's Common Stock. The effect of the 1996 conversions was an increase in stockholders' equity and a decrease in long-term debt of $31 million.

     On March 1, 1996, Fremont General Financing I, a statutory business trust (the "Trust") and consolidated wholly-owned subsidiary of the Company, sold $100 million of 9% Trust Originated Preferred Securities(SM) ("the Preferred Securities") in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. The proceeds from the sale of the Preferred Securities were invested in 9% Junior Subordinated Debentures of the Company ("the Junior Subordinated Debentures"). The proceeds from the sale of the Junior Subordinated Debentures were used to repay approximately $50 million in revolving bank line of credit indebtedness, with the remainder used for general corporate purposes. The $100 million Junior Subordinated Debentures are the sole asset of the Trust. The Preferred Securities will be redeemed upon maturity of the Junior Subordinated Debentures in 2026, subject to the election available to the Company to extend the maturity up to 2045, and they may be redeemed, in whole or in part, at any time on or after March 31, 2001 and under certain specified circumstances. The Junior Subordinated Debentures rank pari passu with the Company's $34,501,000 aggregate principal amount at maturity of Liquid Yield Option(TM) Notes due 2013, and subordinate and junior to all senior indebtedness of the Company. Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by the Company.

     Net cash provided by (used in) operating activities of continuing operations was $(18.0) million, $(96.0) million and $39.5 million for 1997, 1996 and 1995, respectively. Net cash used in continuing operations decreased in 1997 as compared to 1996, due primarily to an increase in net income; a decrease in other assets and an increase in other liabilities; and an increase in depreciation and amortization. Partially offsetting these conditions were higher policy acquisition costs deferred, net of amortization and a lower provision for deferred taxes. The significant decrease in other assets was due mainly to a $45 million collection on a policyholder receivable classified in other assets and the increase in other liabilities is due mainly to increases in accrued federal income taxes payable. Net cash provided by (used in) operating activities decreased in 1996 as compared to 1995 due primarily to a decrease in claims and policy liabilities, a lower amortization of policy acquisition costs, higher discount amortization on fixed maturity investments, and a decrease in other liabilities due primarily to the settlement of accrued operating costs. These conditions were partially offset by higher net income, lower policy acquisition costs deferred, higher depreciation and amortization, and an increase in the change in accrued investment income. The decrease in claims and policy liabilities, the lower amortization of policy acquisition costs, and the lower policy acquisition costs deferred resulted primarily from lower premium volume in the Company's workers' compensation insurance business. The higher discount amortization on fixed maturity investments is due mainly to an acceleration of discount amortization on certain mortgage-backed securities during 1996. The significant increase in the change in accrued investment income in 1996 as compared to 1995 is due primarily to the 1995 acquisition of Casualty which resulted in a significant increase in the accrual of investment income for 1995 and thereby negatively impacted net cash provided by operating activities in 1995.

     Net cash provided by (used in) investing activities was $(393.2) million, $229.8 million and $(514.0) million for 1997, 1996 and 1995, respectively. The decrease in net cash provided by (used in) investing activities was due mainly to the August 1, 1997 acquisition of Industrial for a cash disbursement of $303.0 million (net of cash acquired); an increase in investment purchases, net of sales, maturities and short-term investment activity; and an increase in loan originations, net of repayments. The increase in loan originations is consistent with the general growth in the Company's financial services' loan portfolio. The decrease in short-term investments is due primarily to the investing of the acquired short-term investment portfolio of Industrial into long-term investments. The increase in net cash provided by (used in) investing activities in 1996 as compared to 1995 is due principally to a decrease in investment purchases, net of sales, maturities, and calls; the February 1995 purchase of Casualty for a net cash disbursement of $255.8 million;

and an increase in receipts from repayments of loans, net of originations. The significant decrease in short-term and other investments of $376.0 million and the significant level of securities purchased in 1995 was due primarily to the effects of investing the acquired short-term investment portfolio of Casualty into long-term securities.

     Net cash provided by (used in) financing activities was $420.8 million, $(118.0) million and $483.0 million in 1997, 1996 and 1995, respectively. Net cash provided by (used in) financing activities increased in 1997 as compared to 1996, due primarily to an increase in long-term debt proceeds, net of short-term and long-term repayments; an increase in thrift deposits; a decrease in the funding of certain deferred compensation plans, net of stock options exercised; and the payment in 1996 of $363.4 million in the settlement of certain reinsurance and assumption agreements within the Company's life insurance operations. (See "Results of Operations -- Financial Services Operations.") The increase in long-term debt proceeds, net of repayments, is due mainly to $140 million in net additional borrowings used in conjunction with the acquisition of Industrial. (See "General.") Partially offsetting these increases in financing activities were decreases in annuity receipts, net of contract withdrawals, which is consistent with the Company's substantial reduction in life insurance operations in 1996. Additionally, the Company's financing activities in 1996 were significantly impacted by the proceeds of $100 million from the sale of the Preferred Securities, which were issued on March 1, 1996. Net cash provided by (used in) financing activities decreased in 1996 as compared to 1995, due primarily to lower long-term and short-term debt proceeds, net of repayments; the previously mentioned settlement of certain reinsurance and assumption agreements within the life insurance operation; a decrease in annuity contract receipts, net of contract withdrawals; and an increase in deferred compensation plans. These conditions were partially offset by the proceeds from the sale of the Preferred Securities. The increase in deferred compensation plans is due primarily to the repurchase by the Company of its Common Stock in 1996 pursuant to certain deferred compensation programs.

     The amortized cost of the Company's invested assets were $2.36 billion and $1.48 billion at December 31, 1997 and 1996, respectively. The approximately $880 million increase in the invested assets resulted primarily from the approximately $1.1 billion in invested assets acquired in the acquisition of Industrial. Partially offsetting the acquired investments was $225 million in internal funds which formed a part of the purchase price in acquiring Industrial. (See "General" and Note B of Notes to Consolidated Financial Statements.)

     The Company's property and casualty premium to surplus ratio for the year ended December 31, 1997 was 1.5 to 1, which is within industry guidelines. The FDIC has established certain capital and liquidity standards for its member institutions, and the Company's thrift and loan subsidiary was in compliance with these standards as of December 31, 1997. (See "Item 1.
Business -- Regulation -- Thrift and Loan Regulation.") In August 1994 an additional $23 million was contributed to the capital of this subsidiary to support the growth in the loan portfolio during 1994.

     The Company believes that its existing cash, its bank lines of credit, revenues from operations and other available sources of liquidity will be sufficient to satisfy its liquidity needs for the next several years.

INFORMATION SYSTEMS -- "YEAR 2000"

     The Company's operations rely on various computer-based information systems in the conduct of its businesses ("Systems"). Currently, some of these Systems will be unable to function properly after December 31, 1999 due to the inability of the affected Systems to recognize the year 2000. This problem exists for a substantial number of business enterprises, both domestically and internationally, and has been referred to as the "Year 2000" problem.

     As of December 31, 1997, significant Year 2000 compliance issues remain only within the Company's workers' compensation operation. The Company's financial services Systems, administrative Systems (personnel, payroll and accounting) and treasury Systems (cash management and investment portfolio management) have all been rendered substantially Year 2000 compliant. The Company also has initiated discussions with its significant policyholders, agents, suppliers, borrowers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their computer systems interface with the Company's Systems or otherwise impact its operations.

     With regard to the workers' compensation operation, the Company developed an action plan in 1996 to render its workers' compensation Systems Year 2000 compliant. Based on an evaluation of the progress made as of December 31, 1997, the Company estimates that its workers' compensation Systems, excluding those Systems supporting Industrial which were acquired August 1, 1997, will be Year 2000 compliant by September 30, 1998. The Industrial Systems are expected to be converted to Year 2000 compliant systems by June 30, 1999. The costs to be incurred by the Company in completing these Year 2000 initiatives are not expected to have a material impact on the Company's results of operations.

NEW ACCOUNTING STANDARDS

     In February 1997, the FASB issued Statement No. 128 ("FASB 128"), "Earnings Per Share" which is effective for periods ending after December 15, 1997. Under FASB 128, primary earnings per share, which included the dilutive effect of stock options, has been replaced by basic earnings per share, which excludes the dilutive effect of stock options as well as certain shares of the Company's Common Stock awarded under the Company's Restricted Stock Award Plan. (See Note K of Notes to Consolidated Financial Statements.) Additionally, fully diluted earnings per share has been replaced by diluted earnings per share. All previously recorded earnings per share amounts have been restated to conform to the new standard. See Note P for the computation of earnings per share.

     In June 1997, the FASB issued Statement No. 130 ("FASB 130"), "Reporting Comprehensive Income" and Statement 131 ("FASB 131"), "Disclosures about Segments of an Enterprise and Related Information." Both standards are effective for periods beginning after December 15, 1997. FASB 130 requires most companies to report "Comprehensive Income" a new, additional measure of income, to include foreign currency translation gains and losses and other unrealized gains and losses that are today excluded from net income and reflected instead in equity. FASB 131 changes the disclosure guidelines for reporting operating segments. These new standards will affect presentation of financial statements, however, will not have an effect on reported net income or stockholders' equity.

ITEM 7.(A) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the subheadings "Market Risk," "Property and Casualty Insurance Operations -- Interest Rate Risk, "Financial Services Operations -- Interest Rate Risk," and "Fremont General Corporation (Parent-only) -- Interest Rate Risk" in the Company's Management's Discussion and Analysis is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements, including supplementary data, are set forth in the "Index" on page 49 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the subheadings "Election of Directors," "Executive Officers and Compensation," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the subheadings "Election of Directors," "Compensation of Directors," "Executive Officers and Compensation," "Summary Compensation Table," "Summary Compensation Table -- Explanations," "Option/SAR Grants in Last Fiscal Year," "Option Grants Table -- Explanations," "Option Exercises and Year-End Values Table/Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Long-Term Incentive Plans -- Awards in Last Fiscal Year (1)," "Employment Agreements" and "Retirement and Other Benefit Plans, A-I" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the subheading "Principal and Management Stockholders" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information immediately following the captions "Election of Directors" and "Employment Agreements" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (a)(2) and (d) FINANCIAL STATEMENTS AND SCHEDULES. Reference is made to the "Index -- Consolidated Financial Statements and Financial Statements Schedules -- Annual Report on Form 10-K filed as part of this Annual Report.

     (a)(3) and (c) EXHIBITS.

  EXHIBIT NO.                            DESCRIPTION
  -----------                            -----------
      2.1        Stock Purchase Agreement by and among Talegen Holdings,
                 Inc., Fremont Indemnity Company and Fremont General
                 Corporation dated as of May 16, 1997 including exhibits
                 thereto. (Filed as Exhibit No. 2.1 to Current Report on Form
                 8-K, as of August 1, 1997, Commission File Number 1-8007,
                 and incorporated herein by reference.)
      2.2        Tax Allocation and Indemnification Agreement, dated as of
                 May 16, 1997 by and among Xerox Financial Services, Inc.,
                 Talegen Holdings, Inc., Industrial Indemnity Holdings, Inc.,
                 Fremont General Corporation, and Fremont Indemnity
                 Corporation, a California corporation. (Filed as Exhibit No.
                 2.2 to Current Report on Form 8-K, as of August 1, 1997,
                 Commission File Number 1-8007, and incorporated herein by
                 reference.)
      3.1        Restated Articles of Incorporation of Fremont General
                 Corporation. (Filed as Exhibit No. 3.1 to Registration
                 Statement on Form S-3 File No. 33-64771 which was declared effective on March 1, 1996, and incorporated herein by
                 reference.)
      3.2        Certificate of Amendment of Articles of Incorporation of
                 Fremont General Corporation. (Filed as Exhibit 3.2 to
                 Registration Statement on Form S-3 File No. 33-64771 which was declared effective on March 1, 1996 and incorporated
                 herein by reference.)
      3.3        Amended and Restated By-Laws of Fremont General Corporation.
                 (Filed as Exhibit No. 3.3 to Annual Report on Form 10-K, for
                 the fiscal year ended December 31, 1995, Commission File
                 Number 1-8007, and incorporated herein by reference.)
      4.1        Form of Stock Certificate for Common Stock of the
                 Registrant. (Filed as Exhibit No. (1) Form 8-A filed on
                 March 17, 1993, Commission File Number 1-8007, and
                 incorporated herein by reference.)
      4.2        Indenture with respect to Liquid Yield Option Notes Due 2013 between the Registrant and Bankers Trust Company. (Filed as
                 Exhibit No. 4.4 to Registration Statement on Form S-3 filed on October 1, 1993, and incorporated herein by reference.)
      4.3        Indenture among the Registrant, the Trust and First
                 Interstate Bank of California, a California banking
                 corporation, as trustee. (Filed as Exhibit No. 4.3 to Annual
                 Report on Form 10-K, for the fiscal year ended December 31,
                 1995, Commission File Number 1-8007, and incorporated herein by reference.)
      4.4        Amended and Restated Declaration of Trust among the
                 Registrant, the Regular Trustees, The Chase Manhattan Bank
                 (USA), a Delaware banking corporation, as Delaware trustee, and The Chase Manhattan Bank, N.A., a national banking
                 association, as Institutional Trustee. (Filed as Exhibit No.
                 4.5 to Annual Report on Form 10-K, for the fiscal year ended
                 December 31, 1995, Commission File Number 1-8007, and
                 incorporated herein by reference.)
      4.5        Preferred Securities Guarantee Agreement between the
                 Registrant and The Chase Manhattan Bank, N.A., a national
                 banking association, as Preferred Guarantee Trustee. (Filed as Exhibit No. 4.6 to Annual Report on Form 10-K, for the
                 fiscal year ended December 31, 1995, Commission File Number
                 1-8007, and incorporated herein by reference.)
      4.6        Common Securities Guarantee Agreement by the Registrant.
                 (Filed as Exhibit No. 4.7 to Annual Report on Form 10-K, for
                 the fiscal year ended December 31, 1995, Commission File
                 Number 1-8007, and incorporated herein by reference.)

  EXHIBIT NO.                            DESCRIPTION
  -----------                            -----------
      4.7        Form of Preferred Securities. (Included in Exhibit 4.5).
                 (Filed as Exhibit No. 4.8 to Annual Report on Form 10-K, for
                 the fiscal year ended December 31, 1995, Commission File
                 Number 1-8007, and incorporated herein by reference.)
      4.8        Form of 9% Junior Subordinated Debenture. (Included in
                 Exhibit 4.3). (Filed as Exhibit No. 4.9 to Annual Report on
                 Form 10-K, for the fiscal year ended December 31, 1995,
                 Commission File Number 1-8007, and incorporated herein by
                 reference.)
     10.1 (a)    Fremont General Corporation Employee Stock Ownership Plan as
                 amended. (Filed as Exhibit No. 10.1 to Annual Report on Form
                 10-K, for the fiscal year ended December 31, 1995,
                 Commission File Number 1-8007, and incorporated herein by
                 reference.)
     10.1 (b)    Amendment Number Two to the Fremont General Corporation
                 Employee Stock Ownership Plan.
     10.2        Amended and Restated Trust Agreement for Fremont General
                 Corporation Employee Stock Ownership Plan. (Filed as Exhibit
                 No. 10.2 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
     10.3 (a)    Fremont General Corporation and Affiliated Companies
                 Investment Incentive Plan. (Filed as Exhibit No. 10.3 to
                 Annual Report on Form 10-K, for the fiscal year ended
                 December 31, 1995, Commission File Number 1-8007, and
                 incorporated herein by reference.)
     10.3 (b)    Amendments Number One, Two and Three to the Fremont General
                 Corporation and Affiliated Companies Investment Incentive
                 Plan. (Filed as Exhibit No. 10.3(b) to Quarterly Report on
                 Form 10-Q, for the period ended September 30, 1997,
                 Commission File Number 1-8007, and incorporated herein by
                 reference.)
     10.3 (c)    Amendment Number Four to the Fremont General Corporation and
                 Affiliated Companies Investment Incentive Plan.
     10.4 (a)    Trust Agreement for Investment Incentive Plan. (Filed as
                 Exhibit No. (10)(xi) to Annual Report on Form 10-K, for the
                 Fiscal Year Ended December 31, 1993, Commission File Number
                 1-8007, and incorporated herein by reference.)
     10.4 (b)    Amendment to Trust Agreement for Investment Incentive Plan.
                 (Filed as Exhibit No. 10.4 to Annual Report on Form 10-K,
                 for the fiscal year ended December 31, 1995, Commission File
                 Number 1-8007, and incorporated herein by reference.)
     10.5        Supplemental Retirement Plan of the Company, as restated
                 January 1, 1997. (Filed as Exhibit No. 10.5 to Quarterly
                 Report on Form 10-Q, for the period ended September 30,
                 1997, Commission File Number 1-8007, and incorporated herein by reference.)
     10.6        Trust Agreement for Supplemental Retirement Plan of the
                 Company and the Senior Supplemental Retirement Plan of the
                 Company, as amended. (Filed as Exhibit No. 10.6 to Annual
                 Report on Form 10-K, for the fiscal year ended December 31,
                 1995, Commission File Number 1-8007, and incorporated herein by reference.)
     10.7        Senior Supplemental Retirement Plan, as restated January 1,
                 1997. (Filed as Exhibit No. 10.7 to Quarterly Report on Form
                 10-Q, for the period ended September 30, 1997, Commission
                 File Number 1-8007, and incorporated herein by reference).
     10.8 (a)    Excess Benefit Plan of the Company. (Filed as Exhibit No.
                 (10)(vi) to Annual Report on Form 10-K, for the Fiscal Year
                 Ended December 31, 1993, Commission File Number 1-8007, and
                 incorporated herein by reference.)
     10.8 (b)    Amendment to Excess Benefit Plan of the Company. (Filed as
                 Exhibit No. 10.8 to Annual Report on Form 10-K, for the
                 fiscal year ended December 31, 1995, Commission File Number
                 1-8007, and incorporated herein by reference.)

  EXHIBIT NO.                            DESCRIPTION
  -----------                            -----------
     10.8 (c)    Trust Agreement for Excess Benefit Plan. (Filed as Exhibit
                 No. 10.8 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
     10.9        Amended Non-Qualified Stock Option Plan of 1989 and related agreements of the Company. (Filed as Exhibit No. 10.9 to
                 Annual Report on Form 10-K, for the fiscal year ended
                 December 31, 1996, Commission File Number 1-8007, and
                 incorporated herein by reference.)
     10.10       1997 Stock Plan and related agreements. (Filed as Exhibit
                 No. 10.10 to Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007, and
                 incorporated herein by reference.)
     10.11(a)    Long-Term Incentive Compensation Plan of the
                 Company -- Senior Executive Plan. (Filed as Exhibit No.
                 10.10 (a) on Form 10-Q for the period ended September 30,
                 1996, Commission File Number 1-8007, and incorporated herein by reference.)
     10.11(b)    Long-Term Incentive Compensation Plan of the Company (Filed
                 as Exhibit No. 10.10 (b) on Form 10-Q for the period ended
                 September 30, 1996, Commission File Number 1-8007, and
                 incorporated herein by reference.)
     10.12       1995 Restricted Stock Award Plan As Amended and forms of
                 agreement thereunder. (Filed as Exhibit No. 4.1 to
                 Registration Statement on Form S-8/S-3 File No. 333-17525
                 which was filed on December 9, 1997, and incorporated herein by reference.)
     10.13       Fremont General Corporation Employee Benefits Trust
                 Agreement ("Grantor Trust") dated September 7, 1995 between the Company and Merrill Lynch Trust Company of California.
                 (Filed as Exhibit No. 10.12 to Annual Report on Form 10-K,
                 for the fiscal year ended December 31, 1995, Commission File
                 Number 1-8007, and incorporated herein by reference.)
     10.14(a)    Employment Agreement between the Company and James A.
                 McIntyre dated January 1, 1994. (Filed as Exhibit No.
                 (10)(i) to Quarterly Report on Form 10-Q for the period
                 ended March 31, 1994, Commission File Number 1-8007, and
                 incorporated herein by reference.)
     10.14(b)    First Amendment to Employment Agreement between the Company and James A. McIntyre dated August 1, 1996. (Filed as
                 Exhibit No. 10.10 to Quarterly Report on Form 10-Q, for the
                 period ended June 30, 1997, Commission File Number 1-8007, and incorporated herein by reference.)
     10.14(c)    Second Amendment to Employment Agreement between the Company and James A. McIntyre dated August 8, 1997. (Filed as
                 Exhibit No. 10.14(c) to Quarterly Report on Form 10-Q, for
                 the period ended September 30, 1997, Commission File Number
                 1-8007, and incorporated herein by reference.)
     10.15(a)    Employment Agreement between the Company and Louis J.
                 Rampino dated February 8, 1996. (Filed as Exhibit No.
                 10.14(a) to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
     10.15(b)    Employment Agreement between the Company and Wayne R. Bailey dated February 8, 1996. (Filed as Exhibit No. 10.14 to
                 Annual Report on Form 10-K, for the fiscal year ended
                 December 31, 1995, Commission File Number 1-8007, and
                 incorporated herein by reference.)
     10.16       Management Continuity Agreement between the Company and
                 Raymond G. Meyers dated February 8, 1996. (Filed as Exhibit
                 No. 10.15 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
     10.17       1998 Management Incentive Compensation Plan of the Company.
     10.18       Continuing Compensation Plan for Retired Directors. (Filed
                 as Exhibit No. 10.17 to Annual Report on Form 10-K, for the
                 fiscal year ended December 31, 1995, Commission File Number
                 1-8007, and incorporated herein by reference.)

  EXHIBIT NO.                            DESCRIPTION
  -----------                            -----------
     10.19       Non-Employee Directors' Deferred Compensation Plan. (Filed
                 as Exhibit No. 10.18 to Annual Report on Form 10-K, for the
                 fiscal year ended December 31, 1995, Commission File Number
                 1-8007, and incorporated herein by reference.)
     10.20       Credit Agreement among Fremont General Corporation, Various
                 Lending Institutions and the Chase Manhattan Bank, N.A., As
                 Agent dated August 1, 1997. (Filed as Exhibit No. 10.20 to
                 Quarterly Report on Form 10-Q, for the period ended
                 September 30, 1997, Commission File Number 1-8007, and
                 incorporated herein by reference).
     10.21       Credit Agreement $15,000,000 by and among Merrill Lynch
                 Trust Company of California as trustee for the Fremont
                 General Corporation Employee Stock Ownership Trust. The Plan
                 Committee (hereinafter described) on behalf of the Fremont
                 General Corporation Employee Stock Ownership Plan, Fremont
                 General Corporation, and First Interstate Bank of California
                 August 10, 1995. (Filed as Exhibit No. (10)(viii) to
                 Quarterly Report on Form 10-Q for the period ended September
                 30, 1995, and incorporated herein by reference.)
     21          Subsidiaries of the Company
     23          Consent of Ernst & Young LLP Independent Auditors
     27          Financial Data Schedule

     (b) Report on Form 8-K during the quarter ended December 31, 1997:

          A current report on Form 8-K/A dated October 14, 1997 which included the financial statements of the business acquired and the Company's pro forma condensed consolidated financial information.

          This report amended Current Report on form 8-K dated August 14, 1997 that reported the completion on August 1, 1997 of the acquisition of Industrial Indemnity Company ("Industrial") pursuant to a Stock Purchase Agreement dated as of May 16, 1997 by and among the Company, Fremont Indemnity Company, a California corporation and wholly-owned subsidiary of the Company ("Fremont Indemnity") and Talegen Holdings, Inc., a Delaware corporation and subsidiary of Xerox Corporation ("Talegen"), whereby Fremont Indemnity purchased from Talegen all of the issued and outstanding capital stock of Industrial.

                          FREMONT GENERAL CORPORATION

                     CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                           ANNUAL REPORT ON FORM 10-K

                            ------------------------

                                     INDEX

                                                              PAGES
                                                              -----
Report of Independent Auditors..............................     50
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................     51
  Consolidated Statements of Income for the years ended
     December 31, 1997, 1996 and 1995.......................     52
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995.......................     53
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1997, 1996 and 1995...........     54
  Notes to Consolidated Financial Statements................     55
Schedules:
  II  -- Condensed Financial Information of Registrant......     76
  III -- Supplementary Insurance Information................     80
  IV  -- Reinsurance........................................     81
  V  -- Valuation and Qualifying Accounts...................     82
  VI  -- Supplemental Information Concerning
     Property/Casualty Insurance Operations.................     83

     All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Fremont General Corporation

     We have audited the accompanying consolidated balance sheets of Fremont General Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fremont General Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Los Angeles, California
March 20, 1998

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1997          1996
                                                                ----------    ----------
                                                                 (THOUSANDS OF DOLLARS)
ASSETS
Securities available for sale at fair value:
  Fixed maturity investments (cost: 1997 -- $1,835,086;
     1996 -- $1,004,248)....................................    $1,893,876    $1,005,147
  Non-redeemable preferred stock (cost: 1997 -- $356,223;
     1996 -- $351,812)......................................       378,832       354,958
                                                                ----------    ----------
     Total securities available for sale....................     2,272,708     1,360,105
Loans receivable............................................     1,983,687     1,688,040
Short-term investments......................................       164,626       118,582
Other investments...........................................         5,479         5,623
                                                                ----------    ----------
     TOTAL INVESTMENTS AND LOANS............................     4,426,500     3,172,350
Cash........................................................        64,987        55,378
Accrued investment income...................................        42,038        26,794
Premiums receivable and agents' balances....................       146,144        99,404
Reinsurance recoverable on paid losses......................        20,287        13,173
Reinsurance recoverable on unpaid losses....................       522,928       438,459
Deferred policy acquisition costs...........................        38,014        25,551
Costs in excess of net assets acquired......................       149,321        67,287
Deferred income taxes.......................................       148,757        64,035
Other assets................................................       275,144        79,881
Assets held for discontinued operations.....................       256,507       265,200
                                                                ----------    ----------
     TOTAL ASSETS...........................................    $6,090,627    $4,307,512
                                                                ==========    ==========
LIABILITIES
Claims and policy liabilities:
  Losses and loss adjustment expenses.......................    $2,163,323    $1,256,345
  Life insurance benefits and liabilities...................       180,976       202,465
  Unearned premiums.........................................        78,625        87,422
  Dividends to policyholders................................        37,626        33,093
                                                                ----------    ----------
     TOTAL CLAIMS AND POLICY LIABILITIES....................     2,460,550     1,579,325
Reinsurance premiums payable and funds withheld.............        13,049         4,106
Other liabilities...........................................       250,877        65,574
Thrift deposits.............................................     1,492,985     1,114,352
Short-term debt.............................................        26,290        16,896
Long-term debt..............................................       691,068       636,456
Liabilities of discontinued operations......................       222,993       231,686
                                                                ----------    ----------
     TOTAL LIABILITIES......................................     5,157,812     3,648,395
Commitments and contingencies
Company-obligated mandatorily redeemable preferred
  securities of subsidiary Trust holding solely Company
  junior subordinated debentures............................       100,000       100,000
STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share -- Authorized;
  49,500,000 shares; Issued and outstanding: (1997 --
  34,571,000 and 1996 -- 28,093,000)........................        34,571        28,093
Additional paid-in capital..................................       323,065       168,452
Retained earnings...........................................       508,533       419,136
Deferred compensation.......................................       (86,263)      (59,193)
Net unrealized gain on investments, net of deferred taxes...        52,909         2,629
                                                                ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY.............................       832,815       559,117
                                                                ----------    ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............    $6,090,627    $4,307,512
                                                                ==========    ==========

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1997       1996       1995
                                                               --------   --------   --------
                                                                   (THOUSANDS OF DOLLARS,
                                                                   EXCEPT PER SHARE DATA)
REVENUES
Property and casualty premiums earned.......................   $601,183   $486,860   $606,917
Loan interest...............................................    194,412    163,765    162,992
Net investment income.......................................    149,729    123,531    119,523
Realized investment gains (losses)..........................     (1,964)    (1,658)         1
Other revenue...............................................     30,935     23,306     34,381
                                                               --------   --------   --------
     TOTAL REVENUES.........................................    974,295    795,804    923,814
EXPENSES
Losses and loss adjustment expenses.........................    389,201    335,407    461,333
Policy acquisition costs....................................    115,899     96,177    126,099
Provision for loan losses...................................     12,319     13,885     14,575
Other operating costs and expenses..........................    150,847    107,260    120,963
Dividends to policyholders..................................      4,734         --         --
Interest expense............................................    142,402    114,766    100,517
                                                               --------   --------   --------
     TOTAL EXPENSES.........................................    815,402    667,495    823,487
                                                               --------   --------   --------
Income before taxes.........................................    158,893    128,309    100,327
Income tax expense..........................................     50,601     41,021     32,305
                                                               --------   --------   --------
          NET INCOME........................................   $108,292   $ 87,288   $ 68,022
                                                               ========   ========   ========
PER SHARE DATA:
Net Income:
  Basic.....................................................   $   3.80   $   3.54   $   2.68
  Diluted...................................................       3.23       2.73       2.18

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1997          1996          1995
                                                        -----------   -----------   -----------
                                                                         (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Net income...........................................   $   108,292   $    87,288   $    68,022
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Change in premiums receivable and agents' balances
     and reinsurance recoverable on paid losses......         1,194         4,043         7,495
  Change in accrued investment income................         3,879         3,602       (21,186)
  Change in claims and policy liabilities............      (212,274)     (211,482)      (72,824)
  Amortization of policy acquisition costs...........       115,899        96,177       126,099
  Policy acquisition costs deferred..................      (121,004)      (93,478)     (148,365)
  Provision for deferred income taxes................        18,360        24,798        22,810
  Provision for loan losses..........................        12,319        13,885        14,575
  Depreciation and amortization......................        33,524        26,592        20,334
  Net amortization on fixed maturity investments.....       (20,250)      (21,976)       (1,793)
  Realized investment (gains) losses.................         1,964         1,658            (1)
  Change in other assets and liabilities.............        40,146       (27,116)       24,323
                                                        -----------   -----------   -----------
     NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES....................................       (17,951)      (96,009)       39,489
INVESTING ACTIVITIES
Securities available for sale:
  Purchases of securities............................    (4,227,342)   (1,527,408)   (2,773,842)
  Sales of securities................................     3,936,908     1,679,631     2,000,772
  Securities matured or called.......................        62,288        52,806       101,957
Securities held to maturity:
  Purchases of securities............................            --            --      (117,660)
  Securities matured or called.......................            --            --         5,464
Decrease in short-term and other investments.........       469,559       239,684       615,705
Loan originations and bulk purchases funded..........      (980,837)     (644,193)     (458,801)
Receipts from repayments and bulk sales of loans.....       672,871       441,311       377,768
Acquisition of companies, less cash acquired.........      (303,033)           --      (255,803)
Purchases of property and equipment..................       (23,617)      (12,035)       (9,527)
                                                        -----------   -----------   -----------
     NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES....................................      (393,203)      229,796      (513,967)
FINANCING ACTIVITIES
Proceeds from short-term debt........................            --        14,929        30,134
Repayments of short-term debt........................        (5,052)      (72,191)     (199,268)
Proceeds from long-term debt.........................       274,260        79,058       325,000
Repayments of long-term debt.........................      (170,750)     (111,004)      (42,808)
Net increase in thrift deposits......................       378,633       188,040       179,335
Annuity contract receipts............................         1,386       132,550       217,648
Annuity contract withdrawals.........................       (32,637)      (44,184)      (18,874)
Settlement under life insurance reinsurance
  agreements.........................................            --      (363,415)           --
Proceeds from sale of Preferred Securities...........            --       100,000            --
Dividends paid.......................................       (17,838)      (15,016)      (12,618)
Stock options exercised..............................        13,129         1,428            80
Purchase of fractional shares........................            (1)           --           (25)
Decrease (increase) in deferred compensation plans...       (20,367)      (28,163)        4,375
                                                        -----------   -----------   -----------
     NET CASH PROVIDED BY (USED IN) FINANCING
       ACTIVITIES....................................       420,763      (117,968)      482,979
                                                        -----------   -----------   -----------
INCREASE IN CASH.....................................         9,609        15,819         8,501
  Cash at beginning of year..........................        55,378        39,559        31,058
                                                        -----------   -----------   -----------
CASH AT END OF YEAR..................................   $    64,987   $    55,378   $    39,559
                                                        ===========   ===========   ===========

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                      NET
                                          ADDITIONAL                               UNREALIZED
                                COMMON     PAID-IN     RETAINED     DEFERRED     GAIN (LOSS) ON
                                 STOCK     CAPITAL     EARNINGS   COMPENSATION    INVESTMENTS      TOTAL
                                -------   ----------   --------   ------------   --------------   --------
                                                          (THOUSANDS OF DOLLARS)
Balance at January 1, 1995....  $15,388    $ 80,264    $331,713     $(10,987)       $(65,365)     $351,013
  Net income for 1995.........       --          --      68,022           --              --        68,022
  Cash dividends to
     stockholders.............       --          --     (13,080)          --              --       (13,080)
  Ten percent stock
     dividend.................    1,538      37,498     (39,036)          --              --            --
  Three-for-two stock split...    8,464      (8,464)         --           --              --            --
  Stock options exercised.....        3          77          --           --              --            80
  ESOP shares allocated.......       --          --          --        4,375              --         4,375
  Other adjustments...........       --         728         (12)          --              --           716
  Net change in unrealized
     gain (loss) on
     investments, net of
     deferred taxes...........       --          --          --           --          86,964        86,964
                                -------    --------    --------     --------        --------      --------
Balance at December 31,
  1995........................   25,393     110,103     347,607       (6,612)         21,599       498,090
  Net income for 1996.........       --          --      87,288           --              --        87,288
  Cash dividends to
     stockholders.............       --          --     (15,759)          --              --       (15,759)
  Conversion of LYONs.........    1,399      29,127          --           --              --        30,526
  Stock options exercised.....       57      (1,654)         --        3,025              --         1,428
  Shares issued or acquired
     for employee benefit
     plans....................    1,244      31,291          --      (64,918)             --       (32,383)
  Amortization of restricted
     stock....................       --          --          --        5,277              --         5,277
  ESOP shares allocated less
     additional shares
     purchased................       --           9          --        4,210              --         4,219
  Other adjustments...........       --        (424)         --         (175)             --          (599)
  Net change in unrealized
     gain (loss) on
     investments, net of
     deferred taxes...........       --          --          --           --         (18,970)      (18,970)
                                -------    --------    --------     --------        --------      --------
Balance at December 31,
  1996........................   28,093     168,452     419,136      (59,193)          2,629       559,117
  Net income for 1997.........       --          --     108,292           --              --       108,292
  Cash dividends to
     stockholders.............       --          --     (18,895)          --              --       (18,895)
  Conversion of LYONs.........    5,144     112,051          --           --              --       117,195
  Stock options exercised.....    1,334      21,158          --           37              --        22,529
  Shares acquired or allocated
     for employee benefit
     plans....................       --       8,234          --      (34,207)             --       (25,973)
  Amortization of restricted
     stock....................       --          --          --        7,536              --         7,536
  ESOP shares allocated.......       --         617          --        7,043              --         7,660
  Other adjustments...........       --      12,553          --       (7,479)             --         5,074
  Net change in unrealized
     gain (loss) on
     investments, net of
     deferred taxes...........       --          --          --           --          50,280        50,280
                                -------    --------    --------     --------        --------      --------
Balance at December 31,
  1997........................  $34,571    $323,065    $508,533     $(86,263)       $ 52,909      $832,815
                                =======    ========    ========     ========        ========      ========

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Fremont General Corporation is a nationwide insurance and financial services holding company operating select businesses in niche markets. The insurance business of Fremont General (Fremont General Corporation and its subsidiaries or "the Company") includes one of the largest underwriters of workers' compensation insurance in the nation. The Company's financial services business includes commercial real estate lending, residential real estate lending, commercial finance and a small insurance premium financing operation. Real estate lending represents over 64% of loan interest revenues (1996 -- 56%; 1995 -- 50%) and represents both commercial and residential lending secured by real estate located primarily in California. Commercial finance accounts for substantially all of the remaining loan interest revenues and represents asset-based loans to middle market companies nationwide (32% in California), primarily secured by accounts receivable and inventory.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles which, as to the subsidiary insurance companies, differ from statutory accounting practices prescribed or permitted by regulatory authorities. The significant accounting policies followed by the Company that materially affect financial reporting are summarized below.

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

     Premiums and discounts on investments in securities are primarily amortized using the interest method over the estimated lives of the investments. The estimated lives of such investments are determined based upon the current expectations of future cash flows. Adjustments for other-than-temporary market declines are recorded when determination of loss is probable and is reflected with a write-down of amortized cost to net realizable value. Short-term investments are carried at cost, which approximates their fair value. Realized investment gains and losses are included as a component of revenues based on specific identification of the investment sold.

     Loans: Loans are stated net of unearned income and allowance for possible loan losses. The allowance is increased by provisions charged against operations and reduced by loan amounts charged off by management. Allowances for credit losses are based on discounted cash flows using the loans' effective interest rate or the fair value of the collateral for collateral dependent loans. The allowance is maintained at a level considered adequate to provide for potential losses on loans based on management's evaluation of the loan portfolio. While management uses all available information to estimate the level of the allowance for credit losses, future additions may be necessary based on changes in the amounts and timing of future cash flows expected due to changes in collateral values supporting loans, general economic conditions and borrowers' financial conditions.

     Management classifies loans as non-accrual when the collection of future interest is not assured by the borrower's financial condition and the value of underlying collateral and guarantees securing the loan. Subsequent collections on non-accrual loans are applied as a reduction of principal. The Company's charge-off policy is based on a monthly loan-by-loan review.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     Loans in process of foreclosure, repossessed assets, and in-substance foreclosures are included in the financial statements at the lower of cost or estimated realizable value (net of estimated costs to sell). Estimated realizable values are based on management's evaluation of numerous factors, including appraisals, sales of comparable assets and estimated market conditions.

     Furniture and Equipment: Furniture and equipment are included in other assets and are stated at cost, less accumulated depreciation. Leasehold improvements are amortized over the terms of the lease. Generally, depreciation is computed by the straight-line method over periods ranging from two to twelve years.

     Premium Income: Revenues from property and casualty premiums are recognized proportionately over the terms of the related policies. Direct property and casualty premiums earned but not billed at the end of each accounting period are estimated and accrued, and differences between such estimates and final billings are included in current operations. Revenues for universal life and investment-type insurance products consist of policy charges for the cost of insurance, policy initiation, administration and surrender fees and are included in other revenue. Premiums receivable and agents' balances and reinsurance recoverable on paid and unpaid losses include allowances for doubtful accounts of $7,048,000 and $7,401,000 at December 31, 1997 and 1996, respectively.

     Losses and Loss Adjustment Expenses: The estimated liabilities for losses and loss adjustment expenses include the accumulation of estimates for losses and claims reported prior to the balance sheet dates, estimates (based primarily on projections of historical developments) of claims incurred but not reported and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Amounts reported are estimates of the ultimate costs of settlement, net of subrogation and salvage recoveries, which are necessarily subject to the impact of future changes in economic and social conditions. Management believes that, given the inherent variability in any such estimates, the aggregate reserves are within a reasonable and acceptable range of adequacy. Reserves are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are included in current operations.

     Included in the loss and loss adjustment expense liability recorded on the consolidated balance sheet at December 31, 1997 and 1996 is $87,013,000 and $90,148,000, respectively, of workers' compensation accident and health permanent disability and death reserves which have been discounted at 5%. These reserves arose from the acquisition in 1995 of Casualty Insurance Company ("Casualty"). (See Note B.) The Company has continued the practice previously adopted by Casualty of discounting permanent disability loss reserves for both statutory accounting practices and generally accepted accounting principles.

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

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     Dividends to Policyholders: Dividends, if applicable, to policyholders on workers' compensation insurance contracts are accrued during the period in which the related premiums are earned.

     Thrift Deposits: Thrift deposits consist of certificates of deposit at the Company's California thrift and loan subsidiary. Such balances are credited with interest at rates ranging from 2.57% to 8.68% at December 31, 1997. The estimated fair value of the thrift deposits was $1,493,877,000 at December 31, 1997.

     Intangibles: The excess of the costs of acquisitions over net assets acquired (net of accumulated amortization: 1997 -- $21,125,000;
1996 -- $16,322,000) is being amortized over various periods ranging primarily from 7 to 25 years, which represents the estimated life of the intangible assets associated with such acquisitions. Additionally, the trade names acquired in the acquisitions of Industrial Indemnity Holdings, Inc. ("Industrial") and Casualty (net of accumulated amortization: 1997 -- $1,571,000; 1996 -- $697,000) are being amortized over 40 years. (See Note B regarding intangibles related to the acquisitions of Industrial and Casualty.)

     Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, fixed maturity securities, preferred stocks, real estate and commercial finance loans and reinsurance recoverables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amounts of credit exposure to any one financial institution. Concentrations of credit risk with respect to investments in fixed maturities, preferred stocks and commercial finance loans are limited due to the large number of such investments and their distribution across many different industries and geographic regions. Concentration of credit risk with respect to thrift and loan finance receivables is limited due to the large number of borrowers; however, the majority of the thrift and loan finance receivables are from borrowers within the state of California. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers. As of December 31, 1997, Employers Reassurance Corporation was the only reinsurer that accounted for more than 10% of total reinsurance recoverables while General Reinsurance Corporation was the only reinsurer that accounted for more than 10% of total property and casualty reinsurance recoverables. The remaining reinsurance recoverables were spread over 204 reinsurers.

     Fair Values of Financial Instruments: The Company uses various methods and assumptions in estimating its fair value disclosures for financial instruments. For fixed maturity investments and preferred stocks, fair values are determined from certain valuation services, as well as from quoted market prices. Loans receivable with variable rates, as well as thrift deposits for passbook and money market type accounts, are deemed to be at fair value. The fair values of thrift certificates of deposits, real estate loans and other fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for similar accounts or loans to borrowers with similar credit ratings.

     For short-term debt, the carrying amount of the Company's borrowings approximates fair value. The fair value of the Company's long-term debt and mandatorily redeemable preferred securities of a subsidiary Trust is based on quoted market prices for securities actively traded. For long-term debt not actively traded, and for bank borrowings, the fair value is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1997 are summarized in the following table:

                                                               CARRYING     ESTIMATED
                                                                AMOUNT      FAIR VALUE
                                                              ----------    ----------
                                                               (THOUSANDS OF DOLLARS)
ASSETS
Fixed maturity investment (Note C)........................    $1,893,876    $1,893,876
Non-redeemable preferred stock (Note C)...................       378,832       378,832
Loans receivable (Note D).................................     1,983,687     2,008,387

LIABILITIES
Thrift deposits (Note A)..................................     1,492,985     1,493,877
Short-term debt (Note H)..................................        26,290        26,290
Long-term debt (Note I)...................................       691,068       705,559
Company-obligated manditorily redeemable preferred
  securities of subsidiary Trust holding solely Company
  junior subordinated debentures (Note J).................       100,000       103,750

     Insurance related financial instruments, other than those classified as investment contracts, are exempt from fair value disclosure requirements. The carrying amount of reinsurance paid recoverables approximates their fair value as they are expected to be realized within one year.

     New Accounting Standards: In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128 ("FASB 128"), "Earnings Per Share" which is effective for periods ending after December 15, 1997. Under FASB 128, primary earnings per share, which included the dilutive effect of stock options, has been replaced by basic earnings per share, which excludes the dilutive effect of stock options as well as certain shares of the Company's Common Stock awarded under the Company's Restricted Stock Award Plan. Additionally, fully diluted earnings per share has been replaced by diluted earnings per share. All previously recorded earnings per share amounts have been restated to conform to the new standard. See Note P for the computation of earnings per share.

     In June 1997, the FASB issued Statement No. 130 ("FASB 130"), "Reporting Comprehensive Income" and Statement 131 ("FASB 131"), "Disclosures about Segments of an Enterprise and Related Information." Both standards are effective for periods beginning after December 15, 1997. FASB 130 requires most companies to report "Comprehensive Income" a new, additional measure of income, to include foreign currency translation gains and losses and other unrealized gains and losses that are currently excluded from net income and reflected instead in equity. FASB 131 changes the disclosure guidelines for reporting operating segments. These new standards will affect the presentation of financial statements, however, will not have an effect on reported net income or stockholders' equity.

     Reclassifications: Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

NOTE B -- ACQUISITION

     On August 1, 1997, the Company completed the acquisition of Industrial Indemnity Holdings, Inc. ("Industrial") from Talegen Holdings, Inc., a subsidiary of Xerox Corporation ("Talegen"). Industrial specializes in underwriting workers' compensation insurance with a strong presence in the western United States dating back over 70 years. The purchase price paid by the Company consisted of $365 million in cash and $9.5 million in acquisition costs bringing the total cost of the acquisition to $374.5 million. Additionally, pursuant to the terms of the acquisition agreement, the Company paid off a $79 million outstanding debt obligation that Industrial owed to Talegen. The purchase price included $87 million of costs in excess of net

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES assets acquired that is being amortized over 25 years and approximately $58 million of an intangible asset for the trade name that is being amortized over 40 years.

     The acquisition was treated as a purchase for accounting purposes. Allocation of the purchase price is subject to valuations and other studies which are not yet complete. However, management of the Company does not believe such differences will have a material impact on the results of operations or stockholders' equity.

     The operating results of Industrial are included in the Company's consolidated statement of income from the date of acquisition. The following unaudited pro forma consolidated data present operating results of the Company as if the acquisition of Industrial had occurred January 1, 1997 and 1996, respectively. The pro forma results are not intended to be indicative of the consolidated results of operations that would have been reported if the acquisition had occurred at the dates indicated or of the consolidated results of future operations.

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1997        1996
                                                                --------    --------
                                                                (MILLIONS OF DOLLARS
                                                                  EXCEPT PER SHARE
                                                                       DATA)
Revenues....................................................     $1,168      $1,100
Net income..................................................        114          92
Per share data:
Net income
  Basic.....................................................     $ 4.01      $ 3.74
  Diluted...................................................       3.41        2.88

     On February 22, 1995, the Company completed the acquisition of Casualty Insurance Company ("Casualty"). The purchase price paid by the Company was $250 million, plus an additional $6.5 million of acquisition related costs bringing the total cost to $256.5 million. The acquisition, accounted for as a purchase, included approximately $45 million of costs in excess of net assets acquired which is being amortized over 25 years, and approximately $15 million of an intangible asset for the trade name which is being amortized over 40 years. Income from Casualty has been included in the consolidated income statement since February 22, 1995.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE C -- INVESTMENTS

     The amortized cost and fair values of the fixed maturity investments and non-redeemable preferred stock by major category are summarized in the following table:

                                                                    GROSS        GROSS
                                                     AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                        COST        GAINS        LOSSES       VALUE
                                                     ----------   ----------   ----------   ----------
                                                                  (THOUSANDS OF DOLLARS)
At December 31, 1997
  United States Treasury securities and obligations
     of other US government agencies and
     corporations..................................  $  165,847    $ 2,972      $    31     $  168,788
  Obligations of states and political
     subdivisions..................................      99,876      2,023           --        101,899
  Redeemable preferred stock.......................      27,618        732           --         28,350
  Mortgage-backed securities.......................     560,015     15,356           11        575,360
  Corporate securities
     Banks.........................................       9,374        199           --          9,573
     Financial.....................................     373,630     16,939        1,570        388,999
     Transporation.................................       7,139      2,131           --          9,270
     Industrial....................................     591,587     25,801        5,751        611,637
                                                     ----------    -------      -------     ----------
          Total....................................   1,835,086     66,153        7,363      1,893,876
  Non-redeemable preferred stock...................     356,223     22,758          149        378,832
                                                     ----------    -------      -------     ----------
          Total....................................  $2,191,309    $88,911      $ 7,512     $2,272,708
                                                     ==========    =======      =======     ==========
At December 31, 1996
  United States Treasury securities and obligations
     of other US government agencies and
     corporations..................................  $   70,039    $ 6,621      $   346     $   76,314
  Mortgage-backed securities.......................     324,011      2,202       17,985        308,228
  Corporate securities
     Banks.........................................      35,000        193           38         35,155
     Financial.....................................     115,382      3,416          355        118,443
     Transporation.................................      27,163        396           --         27,559
     Industrial....................................     432,653      9,192        2,397        439,448
                                                     ----------    -------      -------     ----------
          Total....................................   1,004,248     22,020       21,121      1,005,147
  Non-redeemable preferred stock...................     351,812      7,477        4,331        354,958
                                                     ----------    -------      -------     ----------
          Total....................................  $1,356,060    $29,497      $25,452     $1,360,105
                                                     ==========    =======      =======     ==========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The amortized cost and fair value of fixed maturity investments at December 31, 1997 by contractual maturity, are summarized in the following table:

                                                              AMORTIZED       FAIR
                                                                 COST        VALUE
                                                              ----------   ----------
                                                              (THOUSANDS OF DOLLARS)
One year or less............................................  $   21,085   $   21,161
Over 1 year through 5 years.................................     115,270      115,871
Over 5 years through 10 years...............................     132,025      132,130
Over 10 years...............................................   1,006,691    1,049,354
Mortgage-backed securities..................................     560,015      575,360
                                                              ----------   ----------
          Totals............................................  $1,835,086   $1,893,876
                                                              ==========   ==========

     The contractual maturities in the foregoing table may differ from actual maturities because certain borrowers have the right to sell or repay obligations with or without call or prepayment penalties.

     Proceeds from sales of securities and related realized gains and losses are summarized in the following table:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1997         1996         1995
                                                   ----------   ----------   ----------
                                                          (THOUSANDS OF DOLLARS)
Proceeds from sales.............................   $3,936,908   $1,679,631   $2,000,772
Gross realized gains............................       51,413       10,012       20,923
Gross realized losses...........................       53,377       11,670       20,922

     Investment income by major category of investments is summarized in the following table:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1996       1995
                                                       --------   --------   --------
                                                           (THOUSANDS OF DOLLARS)
Fixed maturities....................................   $111,798   $ 85,352   $ 75,581
Non-redeemable preferred stock......................     29,343     25,545     25,661
Short-term..........................................     10,804     14,646     19,354
Other...............................................        299        147        109
                                                       --------   --------   --------
                                                        152,244    125,690    120,705
Investment expenses.................................      2,515      2,159      1,182
                                                       --------   --------   --------
          Net investment income.....................   $149,729   $123,531   $119,523
                                                       ========   ========   ========

     The Company relies on external rating agencies to establish quality ratings for its investments. The Company only purchases securities that are rated investment grade by at least one rating agency, but may hold investments that are subsequently downgraded to non-investment grade. As of December 31, 1997, all investments held by the Company are current as to principal and interest, with no investment in default. Included in investments is $28,350,000 of fixed maturity investments and $79,681,000 of non-redeemable preferred stock of Travelers Group, Inc. and its subsidiaries, that in total exceeds 10% of stockholders' equity

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES at December 31, 1997. Using Standard and Poor's, Moody's and Fitch's rating services, the quality mix of the Company's fixed maturity investment portfolio at December 31, 1997 is summarized in the following table:

AAA (including US government obligations)...................     37%
AA..........................................................      7
A...........................................................     32
BBB.........................................................     21
BB..........................................................      3
                                                               ----
                                                                100%
                                                               ====

     The par value of fixed maturity investments and cash totaling $1,334,407,000 at December 31, 1997 were on deposit with regulatory authorities in compliance with legal requirements related to the insurance operations.

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

     The Company's thrift and loan subsidiary generates primarily real estate loans. Commercial and residential real estate loans have terms ranging from one to thirty years. Finance charges are recognized as revenue over the life of the loan using the interest method. Loan origination fees and the related costs are deferred and amortized over the life of the loan using the interest method. The loans are net of allowance for possible loan losses of $33,341,000 and $24,759,000 at December 31, 1997, and 1996, respectively. Included in loans receivable are real estate loans which have been placed on non-accrual status totaling $24,139,000 and $17,439,000 at December 31, 1997 and 1996,
respectively. Real estate acquired in foreclosure, which is classified under other assets, totaled $8,021,000 and $10,016,000 at December 31, 1997 and 1996, respectively, and is recorded at the lower of the carrying value of the loan or the estimated fair value less disposal costs.

     Commercial finance loans are stated at the unpaid balance of cash advanced net of allowance for possible loan losses of $11,061,000 and $11,933,000 at December 31, 1997 and 1996, respectively. The amount of cash advanced under these loans is based on stated percentages of the borrowers' eligible collateral. Interest on the commercial loans is computed on the basis of daily outstanding balances times the contractual interest rate and is reported as earned income on the accrual method. Total loan balances on which income recognition has been suspended were $7,386,000 (seven loans) and $2,346,000 (three loans) at December 31, 1997 and 1996, respectively.

     Insurance premium notes receivable mature within one year. Interest income on these notes is recognized using the rule-of-seventy-eight method which results in approximately level interest rate yield over the life of the notes.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     Activity in the allowance for possible loan losses is summarized in the following table:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1997      1996      1995
                                                          -------   -------   -------
                                                            (THOUSANDS OF DOLLARS)
Balance, beginning of year.............................   $37,747   $31,781   $27,406
Provision for loan losses..............................    12,319    13,885    14,575
Recoveries.............................................     1,294     1,394     2,961
Charge-offs............................................    (6,958)  (11,143)  (13,161)
Reserves established with portfolio acquisitions.......        --     1,830        --
                                                          -------   -------   -------
Balance, end of year...................................   $44,402   $37,747   $31,781
                                                          =======   =======   =======

     At December 31, 1997, the recorded investment in loans that are considered to be impaired was $31,806,000, of which $31,525,000 were on a non-accrual basis. The Company's policy is to consider a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Evaluation of a loan's collectability is based on the present value of expected cash flows or the fair value of the collateral, if the loan is collateral dependent. As a result of charge-offs, these impaired loans do not necessarily have a related specific reserve for credit losses allocated to them. However, $23,239,000 of loans considered impaired do have an allowance that totaled $2,981,000. The average net investment in impaired loans was $27,391,000, $26,833,000 and $31,325,000 for 1997, 1996 and 1995, respectively.
Interest income of $892,000 has been recognized on the cash basis of accounting on loans classified as impaired during the year ended December 31, 1997.

     The carrying amounts at December 31, 1997 and 1996 and estimated fair values at December 31, 1997 of loans receivable are summarized in the following table:

                                                           1997                 1996
                                                 ------------------------    ----------
                                                  CARRYING     ESTIMATED      CARRYING
                                                   AMOUNT      FAIR VALUE      AMOUNT
                                                 ----------    ----------    ----------
                                                         (THOUSANDS OF DOLLARS)
Real estate loans..............................  $1,433,168    $1,457,868    $1,122,578
Commercial finance, insurance premium finance
  and other loans..............................     605,938       605,938       618,503
                                                 ----------    ----------    ----------
                                                  2,039,106     2,063,806     1,741,081
Purchase discount and deferred fees............     (11,017)      (11,017)      (15,294)
Allowance for possible loan losses.............     (44,402)      (44,402)      (37,747)
                                                 ----------    ----------    ----------
Loans receivable...............................  $1,983,687    $2,008,387    $1,688,040
                                                 ==========    ==========    ==========

NOTE E -- CLAIM LIABILITIES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     The following table provides a reconciliation of the beginning and ending reserve balances for the Company's claim liabilities for losses and loss adjustment expenses ("LAE") on a net-of-reinsurance basis to the gross amounts reported in the Company's consolidated balance sheets.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1997          1996          1995
                                                 ----------    ----------    ----------
                                                         (THOUSANDS OF DOLLARS)
Reserves for losses and LAE, net of reinsurance
  recoverable, at beginning of year............  $1,010,886    $1,185,706    $  610,510
Incurred losses and LAE:
  Provision for insured events of the current
     year, net of reinsurance..................     441,524       334,657       459,951
  Increase (decrease) in provision for insured
     events of prior years, net of
     reinsurance...............................     (52,323)          750         1,382
                                                 ----------    ----------    ----------
     Total incurred losses and LAE.............     389,201       335,407       461,333
Payments:
  Losses and LAE, net of reinsurance,
     attributable to insured events of:
     Current year..............................    (253,323)     (108,247)     (132,358)
     Prior years...............................    (386,469)     (401,980)     (358,423)
                                                 ----------    ----------    ----------
       Total payments..........................    (639,792)     (510,227)     (490,781)
                                                 ----------    ----------    ----------
          Subtotal.............................     760,295     1,010,886       581,062
Liability for losses and LAE for companies
  acquired during the year.....................   1,049,100            --       604,644
                                                 ----------    ----------    ----------
Reserves for losses and LAE, net of reinsurance
  recoverable, at end of year..................   1,809,395     1,010,886     1,185,706
Reinsurance recoverable for losses and LAE, at
  end of year..................................     353,928       245,459       269,986
                                                 ----------    ----------    ----------
Reserves for losses and LAE, gross of
  reinsurance recoverable, at end of year......  $2,163,323    $1,256,345    $1,455,692
                                                 ==========    ==========    ==========

     In 1996 and 1995, there was relatively insignificant aggregate development on prior accident years. In 1997, the Company decreased its losses and LAE reserves for 1996 and prior accident years by $52.3 million. This reserve decrease relates primarily to loss and LAE reserves on workers' compensation policies written in the Company's mid-west region and represents the recognition of a decrease in the frequency of reported claims on the 1996 and 1995 accident years. Additionally, the Company's management believes that its implementation of more effective claims handling procedures in the mid-west region has contributed to the reduction in LAE reserves during calendar year 1997 and relating to the 1996 and prior accident years. The Company is not able to determine with certainty the specific cause or causes of increases and decreases in claims experience that led to these changes in reserves but has reached its own conclusion based on a review of its internal data base and a subjective evaluation of external factors.

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

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The effect of ceded reinsurance on property and casualty premiums are summarized in the following table:

                                                         YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------------
                                            1997                  1996                  1995
                                     -------------------   -------------------   -------------------
                                     WRITTEN     EARNED    WRITTEN     EARNED    WRITTEN     EARNED
                                     --------   --------   --------   --------   --------   --------
                                                         (THOUSANDS OF DOLLARS)
Direct.............................  $611,211   $591,506   $462,881   $470,111   $564,675   $580,442
Assumed............................    19,647     23,650     18,839     25,075     41,613     55,572
Ceded..............................     9,766     13,973      7,536      8,326     22,498     29,097
                                     --------   --------   --------   --------   --------   --------
  Net property and casualty
     premiums......................  $621,092   $601,183   $474,184   $486,860   $583,790   $606,917
                                     ========   ========   ========   ========   ========   ========

     The effect of ceded reinsurance on losses and loss adjustment expenses was a decrease in expenses of $14,167,000, $13,617,000 and $19,651,000 for the three years ended December 31, 1997, 1996 and 1995, respectively.

     The Company entered into reinsurance and assumption agreements with a reinsurer whereby substantially all of the Company's universal life insurance and annuity business was ceded to the reinsurer effective December 31, 1995, and all the annuity business was ceded to the reinsurer effective January 1, 1996. As a result of these agreements, the Company's life insurance operations have been substantially reduced of with no significant gain or loss recorded. Included in life insurance benefits and liabilities and reinsurance recoverable on unpaid losses in the accompanying balance sheet is approximately $169,000,000 related to one of the reinsurance contracts that continues to be on a coinsurance basis.

NOTE G -- INCOME TAXES

     The major components of income tax expense are summarized in the following table:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1997      1996      1995
                                                          -------   -------   -------
                                                            (THOUSANDS OF DOLLARS)
Federal income tax
  Current..............................................   $29,225   $13,233   $ 6,964
  Deferred.............................................    18,360    24,798    22,810
                                                          -------   -------   -------
                                                           47,585    38,031    29,774
State income tax.......................................     3,016     2,990     2,531
                                                          -------   -------   -------
  Total income tax provision...........................   $50,601   $41,021   $32,305
                                                          =======   =======   =======

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     A reconciliation of the effective federal tax rates in the consolidated statements of income with the prevailing federal income tax rate of 35% is summarized in the following table:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1997      1996      1995
                                                          -------   -------   -------
                                                            (THOUSANDS OF DOLLARS)
Federal income tax at 35%..............................   $55,613   $44,908   $35,114
Effects of:
  Dividends received deduction.........................    (5,654)   (6,238)   (5,678)
  Dividends in stock-based deferred compensation.......      (785)     (357)     (432)
  Amortization of costs in excess of net assets
     acquired..........................................     1,810     1,269       839
  Reduction in prior years' tax liabilities............    (2,336)       --        --
  Other................................................    (1,063)   (1,551)      (69)
                                                          -------   -------   -------
Federal income tax provision...........................   $47,585   $38,031   $29,774
                                                          =======   =======   =======

     In 1997, the Company reversed $2,336,000 of a previously accrued amount as a result of the expected favorable resolution of certain tax matters. Net payments made (net cash received) for federal and state income taxes were $(7,876,000), $778,000, and $13,429,000 for 1997, 1996 and 1995, respectively.

     The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company's deferred tax assets as of December 31, 1997 and 1996 are summarized in the following table:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1997        1996
                                                                --------    --------
                                                                   (THOUSANDS OF
                                                                      DOLLARS)
Discount on liabilities for losses and loss adjustment
  expenses..................................................    $116,350    $ 56,623
Accrued expenses............................................      30,152       2,295
Employee benefit expenses...................................      18,352       2,104
Allowance for possible loan losses and other doubtful
  accounts..................................................      17,646      14,578
Unearned premiums...........................................      11,365       8,009
Dividends to policyholders..................................       9,374      11,578
Other, net..................................................       7,002          --
                                                                --------    --------
  Deferred income tax asset amounts.........................     210,241      95,187
Net unrealized gain on investments..........................     (28,489)     (1,416)
Deferred policy acquisition costs...........................     (13,301)     (8,937)
Earned but unbilled premiums................................     (12,294)     (9,057)
Deferred loan origination costs.............................      (6,113)     (5,230)
Accrual of market discount..................................      (1,287)     (3,463)
Other, net..................................................          --      (3,049)
                                                                --------    --------
  Deferred income tax liability amounts.....................     (61,484)    (31,152)
                                                                --------    --------
     Net deferred income tax asset..........................    $148,757    $ 64,035
                                                                ========    ========

     The Company's principal deferred tax assets arise due to the discounting of liabilities for losses and loss adjustment expenses ("loss reserves") which delays a portion of the loss reserve deduction for income tax

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES purposes, the provision for doubtful loan accounts, the accrual of dividends to policyholders, a portion of the unearned premiums, certain accrued expenses, and certain employee benefit expenses.

     In the Company's opinion, the deferred tax assets will be fully realized and no valuation allowance is necessary because the Company has the ability to generate sufficient future taxable income in both the insurance and financial services segments to realize the tax benefits.

NOTE H -- SHORT-TERM DEBT

     Short-term debt is summarized in the following table:

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1997       1996
                                                                -------    -------
                                                                  (THOUSANDS OF
                                                                     DOLLARS)
Commercial paper facility of a subsidiary, maturity dates
  through January 6, 1998 (weighted average interest rate,
  1997 -- 6.57%; 1996 -- 5.67%).............................    $12,990    $14,929
Current portion of long-term debt...........................     13,300      1,967
                                                                -------    -------
                                                                $26,290    $16,896
                                                                =======    =======

     At December 31, 1997, the thrift and loan subsidiary had a borrowing capacity with the Federal Home Loan Board of San Francisco in excess of $325 million of which there were no outstanding advances. This subsidiary has pledged certain loans to secure any future borrowings which are available at varying rates and terms. The commercial finance subsidiary has lines of credit totaling $15,000,000 that expire July 31, 1998. Interest is based on the prime lending rate. At December 31, 1997, there were no outstanding advances under these lines of credit.

NOTE I -- LONG-TERM DEBT

     Long-term debt is summarized in the following table:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1997        1996
                                                                --------    --------
                                                                   (THOUSANDS OF
                                                                      DOLLARS)
Fremont General Corporation
  Liquid Yield Option Notes due 2013, less discount
     (1997 -- $18,976; 1996 -- $172,517)....................    $ 15,525    $128,728
  $400 million Revolving Credit Facility....................     240,000      10,000
  Note Payable due 2002.....................................       8,583      11,674
Subsidiaries:
  Variable Rate Asset Backed Certificates...................     274,260     265,000
  $450 million Bank Line of Credit..........................     166,000     223,000
  Other Note Payable, interest rate -- 7.25%................          --          21
                                                                --------    --------
                                                                 704,368     638,423
Less current portion........................................      13,300       1,967
                                                                --------    --------
                                                                $691,068    $636,456
                                                                ========    ========

     In August 1997, the Company amended and restated an agreement on a $400,000,000 Revolving Credit Facility with several banks. Borrowings and repayments are a minimum of $5,000,000 at the option of the Company until the maturity date in 2002. Interest is based on, at the Company's option, the higher of the Federal Funds rate plus 1/2% or the banks' prime lending rate, Eurodollar rates plus an applicable margin or by

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES competitive bids by the banks. All applicable margins are based on the Company's credit rating. The weighted average interest rate at December 31, 1997 on the outstanding balance of $240,000,000 was 6.30%. A facility fee ranging from .125% to .300%, dependent on the Company's credit rating, is charged on the total facility. The facility fee rate during 1997 was .175%. The stock of a subsidiary insurance holding company has been pledged as collateral for this loan.

     During July 1994, the Fremont General Employee Stock Ownership Plan ("ESOP") borrowed $11,000,000 (see Note L) from a bank due in seven equal annual installments commencing on April 1, 1996. The maximum principal amount of this loan was increased to $15 million in August, 1995 and the term was extended to April 1, 2002. The Note Payable due 2002 is secured by certain shares of the ESOP and the interest and principal payments are guaranteed by the Company. Interest is based on, at the Company's option, the bank's prime lending rate, LIBOR plus 1%, or an applicable certificate of deposit rate. The interest rate at December 31, 1997 was 6.906% .

     In 1993, the Company sold in a public offering an aggregate $373,750,000 principal amount at maturity of Liquid Yield Option Notes due October 12, 2013 (Zero Coupon-Subordinated) (the "LYONs") at an issue price of $372.42 for a total net proceeds to the Company of approximately $135,000,000. The yield to maturity is 5% with no periodic payments of interest. Each LYON is convertible into 19.287 shares of the Company's Common Stock and is non-callable for five years. Holders converted aggregate principal amounts of $266,744,000 and $72,505,000 of LYONs into 5,145,000 and 1,398,000 shares of the Company's Common Stock during 1997 and 1996, respectively.

     The Variable Rate Asset Backed Certificates reflect the sale of certificates pursuant to an asset securitization program established by the commercial finance subsidiary of the Company in 1993. As of December 31, 1997, an aggregate $235 million of senior series and a $39 million of subordinated series of term asset-backed certificates were outstanding. The interest rate on the certificates, set monthly, ranged from LIBOR plus 0.23% to LIBOR plus 0.95% at December 31, 1997. The securities issued in this program have a scheduled maturity of two to four years but could mature earlier depending on fluctuations in the outstanding balances of loans in the portfolio and other factors.

     This subsidiary also has an agreement for a committed bank line of credit totaling $450 million. The total commitment includes a revolving credit facility of $350 million expiring June 2002 and a term loan of $100 million maturing July 2001. The balance outstanding at December 31, 1997 of the revolving credit facility and the term loan was $66 million and $100 million, respectively, with a weighted average interest rate of 6.32%.

     The carrying amounts and the estimated fair values of long-term borrowings at December 31, 1997 are summarized in the following table:

                                                                CARRYING    ESTIMATED
                                                                 AMOUNT     FAIR VALUE
                                                                --------    ----------
                                                                (THOUSANDS OF DOLLARS)
LYONs.......................................................    $ 15,525     $ 30,016
Variable Rate Asset Backed Certificates.....................     274,260      274,260
$400 million Revolving Credit Facility......................     240,000      240,000
$450 million Bank Line of Credit............................     166,000      166,000
Note Payable due 2002.......................................       8,583        8,583
                                                                --------     --------
     Total long-term borrowings.............................    $704,368     $718,859
                                                                ========     ========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The aggregate amount of maturities on long-term debt and sinking fund requirements are summarized in the following table (thousands of dollars):

1998............................................    $ 13,300
1999............................................      26,946
2000............................................     204,446
2001............................................      26,946
2002............................................     417,205
Thereafter......................................      15,525
                                                    --------
                                                    $704,368
                                                    ========

     Total interest payments on short-term and long-term debt were $125,048,000, $101,515,000, and $91,278,000 in 1997, 1996 and 1995, respectively.

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

     The Junior Subordinated Debentures rank pari passu with the Company's $34,501,000 million aggregate principal amount at maturity of LYONs due 2013, and subordinate and junior to all senior indebtedness of the Company. (See Note I.) Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by the Company to the extent that the Trust has funds available to make such payments. Trust distributions of $9,000,000 and $7,375,000 in 1997 and 1996, respectively were included in interest expense. The Company has provided for back-up undertakings that, considered together, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the Preferred Securities.

NOTE K -- STOCKHOLDERS' EQUITY AND RESTRICTIONS

     The Company is authorized to issue up to 2,000,000 shares of $.01 par value Preferred Stock; however none has been issued to date.

     Consolidated stockholders' equity is restricted by the provisions of certain long-term debt agreements. At December 31, 1997, the most restrictive loan covenants require the Company to maintain total stockholders' equity of at least $475,000,000 before FASB 115 adjustments.

     The Company has a stock option plan for the benefit of certain key members of management. Under the plan, up to 2,681,000 shares are allocable to participants. Options are granted at exercise prices not less than the fair value of the stock on the date of grant. Grantees vest at the rate of 25% per year beginning on the first anniversary of the grant and expire after ten years.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The Company has elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for measuring compensation cost and to adopt the additional disclosure provisions of FASB Statement No. 123 ("FASB 123") "Accounting for Stock-Based Compensation." Pro forma net income, basic and diluted earnings per share data for the year ended December 31, 1997, calculated as if the recognition and measurement provisions of FASB 123 had been adopted, would have been $107,165,000, $3.76 and $3.20, respectively, compared to reported net income, basic and diluted earnings per share of $108,292,000, $3.80 and $3.23, respectively. For the years ended December 31, 1996 and 1995, the pro forma effect would have increased compensation expense by $16,000 and $10,000, respectively, with no effect on earnings per share. The pro forma effects are not likely to be representative of the effects on reported net income for future years because FASB 123 has not been applied to options granted prior to January 1, 1995.

     The Black-Scholes option pricing method was used to value the options as of the grant date with the following assumptions: risk-free interest rate of 5.68%; expected life of 7 years; expected volatility of 23% and expected dividend yield of 1.13%. The calculated fair value of the options granted during 1997 was $10.06.

     The stock option activity is summarized in the following table:

                                                            NUMBER      WEIGHTED AVERAGE
                                                          OF SHARES      EXERCISE PRICE
                                                          ----------    ----------------
Outstanding at January 1, 1995........................     1,799,606         $10.34
  Granted.............................................        30,940          15.68
  Exercised...........................................       (19,489)         10.53
  Forfeited...........................................       (11,015)         13.69
                                                          ----------
Outstanding at December 31, 1995......................     1,800,042          10.41
  Exercised...........................................      (170,218)          8.02
  Forfeited...........................................       (39,353)         14.15
                                                          ----------
Outstanding at December 31, 1996......................     1,590,471          10.57
  Granted.............................................       846,000          29.79
  Exercised...........................................    (1,335,097)          9.83
                                                          ----------
Outstanding at December 31, 1997......................     1,101,374          26.23
                                                          ==========

     The exercise prices of the option shares outstanding at December 31, 1997 range from $8.889 to $29.875. The weighted average remaining contractual life is approximately six and one-half years for the 255,374 option shares that range from $8.889 to $15.682 per share and nine years for the 846,000 option shares that range from $28.00 to $29.875 per share.

     The number of shares exercisable at the end of the year and related weighted average exercise prices are summarized in the following table:

                                                                DECEMBER 31,
                                                       -------------------------------
                                                        1997       1996        1995
                                                       -------   ---------   ---------
Shares exercisable..................................   160,089   1,358,159   1,319,748
Related weighted average exercise price.............    $14.28       $9.86       $9.05

     The portion of the consolidated stockholders' equity represented by the Company's investment in its insurance subsidiaries and its thrift and loan subsidiary is subject to various laws and regulations, whereby amounts available for payment of dividends are restricted. Retained earnings and additional paid-in capital of the property and casualty companies currently available for dividend distribution is $67,753,000. No dividends are currently available from the thrift and loan subsidiary.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     Net income and stockholders' equity of domestic insurance subsidiaries, as filed with regulatory authorities on the basis of statutory accounting practices, are summarized in the following table:

                                                         1997       1996       1995
                                                       --------   --------   --------
                                                               (THOUSANDS OF DOLLARS)
Statutory net income for the year...................   $113,058   $122,988   $104,032
Statutory stockholder's equity at year end..........    567,470    438,203    321,148

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

NOTE L -- EMPLOYEE BENEFIT PLANS

     The Company sponsors a 401(k) Plan and a leveraged Employee Stock Ownership Plan ("ESOP"), both of which cover substantially all employees with at least one year of service. Contribution expense for these plans amounted to $10,681,000, $6,005,000, and $11,015,000 for 1997, 1996 and 1995, respectively, of which
$5,844,000, $3,115,000 and $8,656,000 related to the ESOP. Cash contributions to the ESOP, which relate to 1997, 1996 and 1995, were $2,028,000, $3,090,000 and
$3,000,000, respectively. The contributions, which are generally discretionary, are based on total compensation of the participants.

     Shares pledged as collateral under a loan made to the ESOP by a bank (see
Note I) are reported as deferred compensation in the consolidated balance sheet. The annual contributions made by the Company to the ESOP are used to repay the loan. As the debt is repaid, shares are released from collateral and are allocated to participants based on total compensation. Dividends received by the ESOP on its pledged shares, amounting to $325,000, $391,000 and $374,000 in 1997, 1996 and 1995, respectively, were additionally used to service these loans. Interest expense was $467,000, $392,000 and $196,000 for 1997, 1996 and
1995, respectively.

     In May of 1996, an additional 341,000 shares of the Company's Common Stock were acquired by the ESOP. Of the 2,678,000 total shares of Company stock owned by the ESOP at December 31, 1997, 2,136,000 shares are allocated to participants and 542,000 shares are not allocated to participants and are considered unearned. Unearned shares acquired prior to January 1, 1993 (201,000 shares as of December 31, 1997) continue to be accounted for in accordance with the historical cost approach (AICPA Statement of Opinion 76-3). Unearned shares acquired subsequent to December 31, 1992 (341,000 shares as of December 31, 1997) are accounted for in accordance with the current fair value approach (AICPA Statement of Position 93-6) and are not considered outstanding for earnings per share purposes. At December 31, 1997, the fair value of the unearned shares accounted for under the current fair value approach was $18,674,000.

     During 1996, the Company adopted a Restricted Stock Award Plan ("RSAP") for certain management level employees. In 1997, the Company purchased an aggregate of 478,000 shares at an aggregate cost of approximately $22 million to fund this plan. During 1996, the Company purchased an aggregate of 824,000 shares at an aggregate cost of approximately $20 million and issued 1,244,000 shares with a fair value at the date of award of approximately $33 million to fund this plan. Amounts awarded under the RSAP are amortized over 10 years. Amortization expense for the RSAP amounted to $7,536,000 and $5,277,000, for 1997 and 1996, respectively. Unamortized amounts are reported as deferred compensation in the consolidated balance sheet.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

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

     Total rental expense for 1997, 1996 and 1995, was $13,019,000, $11,120,000,
and $14,909,000, respectively. The Company leases office facilities and certain equipment under non-cancelable operating leases, the terms of which range from one to ten years. Certain leases provide for an increase in the basic rental to compensate the lessor for increases in operating and maintenance costs. The leases also provide renewal options.

     Under present leases, rental commitments are summarized in the following table (thousands of dollars):

1998............................................    $ 30,008
1999............................................      28,698
2000............................................      26,926
2001............................................      23,288
2002............................................      18,894
Thereafter......................................      87,135
                                                    --------
                                                    $214,949
                                                    ========

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

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     A statement of financial condition of the discontinued operations is summarized in the following table:

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1997         1996
                                                                ---------    ---------
                                                                (THOUSANDS OF DOLLARS)
Assets
  Cash and invested assets, at amortized cost...............    $196,945     $200,070
  Reinsurance recoverables..................................      52,166       57,908
  Other assets..............................................       7,396        7,222
                                                                --------     --------
     Total..................................................    $256,507     $265,200
                                                                ========     ========
Liabilities
  Reserves for loss and loss adjustment expenses............    $159,595     $170,534
  Deferred income taxes.....................................      39,815       48,655
  Reinsurance payable and funds withheld....................       6,455        5,872
  Other liabilities.........................................      17,128        6,625
                                                                --------     --------
     Total..................................................    $222,993     $231,686
                                                                ========     ========

     The amortized cost and fair value of cash and invested assets of the discontinued operations as of December 31, 1997 are summarized in the following table:

                                                             AMORTIZED COST    FAIR VALUE
                                                             --------------    ----------
                                                                (THOUSANDS OF DOLLARS)
Fixed maturities.........................................       $132,235        $134,453
Non-redeemable preferred stock...........................         47,814          51,954
Cash and other invested assets...........................         16,896          16,896
                                                                --------        --------
  Cash and invested assets...............................       $196,945        $203,303
                                                                ========        ========

     The average maturity of the fixed income portfolio was 5.68 years at December 31, 1997. The quality mix of the fixed maturity portfolio as of December 31, 1997 is summarized in the following table:

AAA (including US government obligations)...................    5%
AA..........................................................   12
A...........................................................   12
BBB.........................................................   46
BB..........................................................   25
                                                              ---
                                                              100%
                                                              ===

     At December 31, 1997, all investments included in discontinued operations were current with respect to principal and interest. It is the Company's belief that the carrying value of the investments will be fully realized.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE O -- OPERATIONS BY INDUSTRY SEGMENT

     The following data for the years ended December 31, 1997, 1996 and 1995 provide certain information necessary for industry segment disclosure.

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1997         1996         1995
                                                   ----------   ----------   ----------
                                                          (THOUSANDS OF DOLLARS)
REVENUES
Property and casualty...........................   $  738,072   $  596,841   $  708,187
Financial services..............................      235,474      197,601      214,975
Corporate.......................................          749        1,362          652
                                                   ----------   ----------   ----------
                                                   $  974,295   $  795,804   $  923,814
                                                   ==========   ==========   ==========
INCOME (LOSS) BEFORE INCOME TAXES
Property and casualty...........................   $  144,667   $  117,593   $   83,092
Financial services..............................       42,286       36,589       35,737
Corporate.......................................      (28,060)     (25,873)     (18,502)
                                                   ----------   ----------   ----------
                                                   $  158,893   $  128,309   $  100,327
                                                   ==========   ==========   ==========
AMORTIZATION AND DEPRECIATION EXPENSE
Property and casualty...........................   $   16,377   $    9,680   $    8,677
Financial services..............................        6,403        4,772        3,032
Corporate.......................................       10,744       12,140        8,625
                                                   ----------   ----------   ----------
                                                   $   33,524   $   26,592   $   20,334
                                                   ==========   ==========   ==========
CAPITAL EXPENDITURES
Property and casualty...........................   $   17,144   $    7,232   $    7,404
Financial services..............................        4,815        2,813        1,931
Corporate.......................................        1,658        1,990          192
                                                   ----------   ----------   ----------
                                                   $   23,617   $   12,035   $    9,527
                                                   ==========   ==========   ==========

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1997         1996         1995
                                                   ----------   ----------   ----------
                                                          (THOUSANDS OF DOLLARS)
IDENTIFIABLE ASSETS
Property and casualty*..........................   $3,353,114   $1,890,695   $2,055,511
Financial services..............................    2,436,976    2,122,077    2,131,412
Corporate.......................................       44,030       29,540       27,974
                                                   ----------   ----------   ----------
                                                   $5,834,120   $4,042,312   $4,214,897
                                                   ==========   ==========   ==========

---------------

     * Assets held for discontinued operations are excluded from the above table.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE P -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                  1997          1996          1995
                                                               -----------   -----------   -----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (numerator for basic earnings per share).........    $108,292      $ 87,288      $ 68,022
Effect of dilutive securities:
  LYONs.....................................................       2,527         4,547         4,489
                                                                --------      --------      --------
Income available to common stockholders after assumed
  conversions (numerator for diluted earnings per share)....    $110,819      $ 91,835      $ 72,511
                                                                ========      ========      ========
Weighted-average shares (denominator for basic earnings per
  share)....................................................      28,529        24,658        25,391
Effect of dilutive securities:
  Restricted stock..........................................       1,902         1,136            --
  Stock options.............................................         187           968           713
  LYONs.....................................................       3,675         6,841         7,209
                                                                --------      --------      --------
Dilutive potential common shares............................       5,764         8,945         7,922
Adjusted weighted-average shares and assumed conversions
  (denominator for diluted earnings per share)..............      34,293        33,603        33,313
                                                                ========      ========      ========
Basic earnings per share....................................    $   3.80      $   3.54      $   2.68
                                                                ========      ========      ========
Diluted earnings per share..................................    $   3.23      $   2.73      $   2.18
                                                                ========      ========      ========

     For additional disclosures regarding the LYONs, stock options and restricted stock see Notes I, K and L, respectively.

NOTE Q -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                         THREE MONTH PERIODS ENDED
                                            ---------------------------------------------------
                                            MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                            ---------   --------   -------------   ------------
                                               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
1997
Revenues..................................  $194,735    $206,155     $267,272        $306,133
Net income................................    24,359      24,938       28,819          30,176
Net income per share......................      0.75        0.75         0.85            0.88
1996
Revenues..................................  $203,633    $199,708     $197,386        $195,077
Net income................................    18,517      22,426       22,939          23,406
Net income per share......................      0.60        0.71         0.71            0.72

     Net income and net income per share increased after the quarter ended June 30, 1997 due primarily to the acquisition of Industrial which was completed on August 1, 1997. (See Note B.) Net income and net income per share increased after the quarter ended March 31, 1996 due primarily to lower incurred losses in the property and casualty insurance segment resulting from lower claim frequency in the workers' compensation operation.

                  FREMONT GENERAL CORPORATION (PARENT COMPANY)

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                   1997         1996
                                                                ----------    --------
                                                                (THOUSANDS OF DOLLARS)
Cash........................................................    $      889    $  1,678
Notes receivable from subsidiaries*.........................       301,609      80,218
Investment in subsidiaries*.................................       871,653     724,524
Short-term investments......................................        15,419       6,084
Excess of cost of acquisition of subsidiaries over net
  assets acquired...........................................         7,221       7,549
Other receivables from subsidiaries*........................         7,588       5,459
Amounts due from discontinued subsidiaries*.................         6,969          --
Deferred income taxes.......................................       148,757      64,035
Other assets................................................        20,623      18,491
                                                                ----------    --------
  TOTAL ASSETS..............................................    $1,380,728    $908,038
                                                                ==========    ========
                                     LIABILITIES
Accrued expenses and other liabilities......................    $   48,752    $ 13,026
Amounts due to subsidiaries*................................       131,960      79,435
Amounts due to discontinued subsidiaries*...................            --       2,965
Notes payable to subsidiary*................................       103,093     103,093
Current portion of long-term debt...........................           800       1,946
Long-term debt..............................................       263,308     148,456
                                                                ----------    --------
  TOTAL LIABILITIES.........................................       547,913     348,921
Commitments and contingencies
                                 STOCKHOLDERS' EQUITY
Preferred Stock, par value $.01 -- authorized 2,000,000
  shares; none issued
Common Stock, par value $1 per share -- Authorized:
  49,500,000;
  Issued and outstanding: (1997 - 34,571,000 and 1996 -
     28,093,000)............................................        34,571      28,093
Additional paid-in capital..................................       323,065     168,452
Retained earnings...........................................       508,533     419,136
Deferred compensation.......................................       (86,263)    (59,193)
Net unrealized gain on investments, net of deferred taxes...        52,909       2,629
                                                                ----------    --------
  TOTAL STOCKHOLDERS' EQUITY................................       832,815     559,117
                                                                ----------    --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................    $1,380,728    $908,038
                                                                ==========    ========

---------------

*Eliminated in consolidation

                  See notes to condensed financial statements.

                  FREMONT GENERAL CORPORATION (PARENT COMPANY)

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1997       1996       1995
                                                               --------   --------   --------
                                                                   (THOUSANDS OF DOLLARS)
INCOME
Interest income from subsidiaries*..........................   $ 12,086   $  5,841   $  4,170
Dividends from consolidated subsidiaries*...................      4,278      4,228      6,051
Net investment income.......................................        650      1,357        648
Realized investment gains (losses)..........................         34         (2)        --
Other income*...............................................     11,180      8,997      8,518
                                                               --------   --------   --------
  TOTAL INCOME..............................................     28,228     20,421     19,387
EXPENSES
Interest expense............................................     12,615     12,151     13,282
Interest on notes payable to subsidiary*....................      9,278      7,603         --
General and administrative..................................     30,723     22,868     18,883
                                                               --------   --------   --------
  TOTAL EXPENSES............................................     52,616     42,622     32,165
                                                               --------   --------   --------
                                                                (24,388)   (22,201)   (12,778)
Income tax benefit..........................................    (14,578)   (12,213)    (1,632)
                                                               --------   --------   --------
Loss before equity in undistributed income of subsidiary
  companies.................................................     (9,810)    (9,988)   (11,146)
Equity in undistributed income of subsidiary companies......    118,102     97,276     79,168
                                                               --------   --------   --------
  NET INCOME................................................   $108,292   $ 87,288   $ 68,022
                                                               ========   ========   ========

---------------

*Eliminated in consolidation

                  See notes to condensed financial statements.

                  FREMONT GENERAL CORPORATION (PARENT COMPANY)

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1997        1996        1995
                                                            ---------   ---------   ---------
                                                                 (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Net income...............................................   $ 108,292   $  87,288   $  68,022
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed income from continuing
       operations of subsidiaries........................    (118,102)    (97,276)    (79,168)
     Change in accrued investment income.................          (3)          2          (1)
     Change in amounts due to or from subsidiaries.......     (76,761)    (42,999)      6,676
     Provision for deferred income taxes.................      18,360      24,798      22,810
     Provision for depreciation and amortization.........      10,744      12,145       8,612
     Realized investment (gains) losses..................         (34)          2          --
     Change in other assets and liabilities..............      73,138       6,999      (9,002)
                                                            ---------   ---------   ---------
       NET CASH PROVIDED BY (USED IN) CONTINUING
          OPERATIONS.....................................      15,634      (9,041)     17,949
  Effect of discontinued operations......................      (9,934)     (3,161)        363
                                                            ---------   ---------   ---------
     NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES........................................       5,700     (12,202)     18,312
INVESTING ACTIVITIES
  Purchases of fixed maturity investments................     (11,369)     (6,315)     (4,988)
  Sales of fixed maturity investments....................      11,403       6,310          --
  Fixed maturity investments matured or called...........          --          --       5,000
  Decrease (increase) in short-term and other
     investments.........................................      (9,334)      2,469      (1,149)
  Net decrease (increase) in credit lines with
     subsidiaries........................................    (221,391)      5,092       6,094
  Purchase of and additional investments in
     subsidiaries........................................         (10)     (2,000)    (81,000)
  Dividend from subsidiary...............................      18,000          --          --
  Purchase of property and equipment.....................      (1,658)     (1,991)       (192)
                                                            ---------   ---------   ---------
     NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES........................................    (214,359)      3,565     (76,235)
FINANCING ACTIVITIES
  Repayment of short-term debt...........................      (3,092)         --      (1,571)
  Proceeds from long-term debt...........................     265,000      41,058     110,000
  Repayment of long-term debt............................     (35,000)   (111,004)    (42,808)
  Proceeds from notes due to subsidiaries................          --     100,000          --
  Dividends paid.........................................     (17,838)    (15,016)    (12,618)
  Stock options exercised................................      13,129       1,428          80
  Purchase of fractional shares..........................          (1)         --         (25)
  Decrease (increase) in deferred compensation plans.....     (14,328)     (6,455)      4,375
                                                            ---------   ---------   ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES...........     207,870      10,011      57,433
                                                            ---------   ---------   ---------
     INCREASE (DECREASE) IN CASH.........................        (789)      1,374        (490)
  Cash at beginning of year..............................       1,678         304         794
                                                            ---------   ---------   ---------
     CASH AT END OF YEAR.................................   $     889   $   1,678   $     304
                                                            =========   =========   =========

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

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

                                           DECEMBER 31,                          YEAR ENDED DECEMBER 31,
                         ------------------------------------------------   ----------------------------------
       COLUMN A           COLUMN B       COLUMN C     COLUMN D   COLUMN E   COLUMN F   COLUMN G     COLUMN H
-----------------------  -----------   ------------   --------   --------   --------   --------   ------------
                                           RESERVES
                          DEFERRED      FOR CLAIMS,              DIVIDENDS                             CLAIMS,
                            POLICY     BENEFITS AND                    TO                   NET   BENEFITS AND
                         ACQUISITION     SETTLEMENT   UNEARNED    POLICY-    PREMIUM   INVESTMENT   SETTLEMENT
SEGMENT                      COSTS         EXPENSES   PREMIUMS    HOLDERS    REVENUE     INCOME       EXPENSES
-----------------------    -------      ----------    --------   -------    --------   --------     --------
                                                                                        (THOUSANDS OF DOLLARS)
1997
Life insurance.........    $   450      $  180,976    $    --    $    --    $   696    $ 1,690      $     --
Property and
  casualty.............     37,564       2,163,323     78,625     37,626    601,183    138,894       389,201
                           -------      ----------    --------   -------    --------   --------     --------
                           $38,014      $2,344,299    $78,625    $37,626    $601,879   $140,584     $389,201
                           =======      ==========    ========   =======    ========   ========     ========
1996
Life insurance.........    $   550      $  202,465    $    --    $    --    $    55    $ 2,989      $     --
Property and
  casualty.............     25,001       1,256,345     87,422     33,093    486,860    111,637       335,407
                           -------      ----------    --------   -------    --------   --------     --------
                           $25,551      $1,458,810    $87,422    $33,093    $486,915   $114,626     $335,407
                           =======      ==========    ========   =======    ========   ========     ========
1995
Life insurance.........    $48,938      $  374,724    $    --    $    --    $14,469    $19,457      $ 19,928
Property and
  casualty.............     27,700       1,455,692    100,481     40,822    606,917    101,270       461,333
                           -------      ----------    --------   -------    --------   --------     --------
                           $76,638      $1,830,416    $100,481   $40,822    $621,386   $120,727     $481,261
                           =======      ==========    ========   =======    ========   ========     ========

                              YEAR ENDED DECEMBER 31,
                         ----------------------------------
       COLUMN A            COLUMN I     COLUMN J   COLUMN K
-----------------------  ------------   --------   --------
                         AMORTIZATION
                         OF DEFERRED
                             POLICY        OTHER        NET
                         ACQUISITION    OPERATING  PREMIUMS
SEGMENT                       COSTS     EXPENSES    WRITTEN
-----------------------    --------     -------    --------

1997
Life insurance.........    $     --     $ 3,093    $    N/A
Property and
  casualty.............     115,899      43,551     621,092
                           --------     -------    --------
                           $115,899     $46,644    $621,092
                           ========     =======    ========
1996
Life insurance.........    $     --     $ 1,971    $    N/A
Property and
  casualty.............      96,177      26,555     474,184
                           --------     -------    --------
                           $ 96,177     $28,526    $474,184
                           ========     =======    ========
1995
Life insurance.........    $  7,716     $ 4,412    $    N/A
Property and
  casualty.............     118,383      26,895     583,790
                           --------     -------    --------
                           $126,099     $31,307    $583,790
                           ========     =======    ========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                           SCHEDULE IV -- REINSURANCE

               COLUMN A                   COLUMN B       COLUMN C       COLUMN D       COLUMN E       COLUMN F
               --------                 ------------   ------------   ------------   ------------   ------------
                                                                        ASSUMED                      PERCENTAGE
                                                         CEDED TO         FROM                       OF AMOUNT
                                           GROSS          OTHER          OTHER           NET          ASSUMED
                                           AMOUNT       COMPANIES      COMPANIES        AMOUNT         TO NET
                                        ------------   ------------   ------------   ------------   ------------
                                                        (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
YEAR ENDED DECEMBER 31, 1997
Life insurance in force*..............   $  156,866      $100,910       $    --        $ 55,956           0%
                                         ==========      ========       =======        ========
Premium Revenue
  Life insurance premiums.............   $    2,479      $  1,783       $    --        $    696           0%
  Property and casualty...............      591,505        13,972        23,650         601,183           4%
                                         ----------      --------       -------        --------
                                         $  593,984      $ 15,755       $23,650        $601,879
                                         ==========      ========       =======        ========
YEAR ENDED DECEMBER 31, 1996
Life insurance in force*..............   $  324,368      $257,552       $    --        $ 66,816           0%
                                         ==========      ========       =======        ========
Premium Revenue
  Life insurance premiums.............   $      263      $    208       $    --        $     55           0%
  Property and casualty...............      469,912         8,326        25,274         486,860           5%
                                         ----------      --------       -------        --------
                                         $  470,175      $  8,534       $25,274        $486,915
                                         ==========      ========       =======        ========
YEAR ENDED DECEMBER 31, 1995
Life insurance in force*..............   $1,513,199      $822,309       $ 8,742        $699,632           1%
                                         ==========      ========       =======        ========
Premium Revenue
  Life insurance premiums.............   $   15,166      $  2,333       $ 1,636        $ 14,469          11%
  Property and casualty...............      579,845        29,097        56,169         606,917           9%
                                         ----------      --------       -------        --------
                                         $  595,011      $ 31,430       $57,805        $621,386
                                         ==========      ========       =======        ========

---------------
* Balance at end of year.
  Intercompany transactions have been eliminated.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                SCHEDULE V -- VALUATION AND QUALIFYING ACCOUNTS

               COLUMN A                   COLUMN B             COLUMN C              COLUMN D      COLUMN E
---------------------------------------  ----------   ---------------------------   ----------    ----------
                                                               ADDITIONS
                                                      ---------------------------
                                         BALANCE AT   CHARGED TO     CHARGED TO                   BALANCE AT
                                         BEGINNING    COSTS AND    OTHER ACCOUNTS   DEDUCTIONS       END
              DESCRIPTION                OF PERIOD     EXPENSES       DESCRIBE       DESCRIBE     OF PERIOD
---------------------------------------  ----------   ----------   --------------   ----------    ----------
                                                               (THOUSANDS OF DOLLARS)
YEAR ENDED DECEMBER 31, 1997
Deducted from asset accounts:
  Allowance for possible loan losses...   $37,747      $12,319        $    --        $ 5,664(1)    $44,402
  Premiums receivable and agents'
     balances and reinsurance
     recoverable.......................     7,401          252             --            605(1)      7,048
                                          -------      -------        -------        -------       -------
     Totals............................   $45,148      $12,571        $    --        $ 6,269       $51,450
                                          =======      =======        =======        =======       =======
YEAR ENDED DECEMBER 31, 1996
Deducted from asset accounts:
  Allowance for possible loan losses...   $31,781      $13,885        $ 1,830(2)     $ 9,749(1)    $37,747
  Premiums receivable and agents'
     balances and reinsurance
     recoverable.......................    11,147           --             --          3,746(1)      7,401
                                          -------      -------        -------        -------       -------
     Totals............................   $42,928      $13,885        $ 1,830        $13,495       $45,148
                                          =======      =======        =======        =======       =======
YEAR ENDED DECEMBER 31, 1995
Deducted from asset accounts:
  Allowance for possible loan losses...   $27,406      $14,575        $    --        $10,200(1)    $31,781
  Premiums receivable and agents'
     balances and reinsurance
     recoverable.......................     6,959        2,465          1,723(2)          --        11,147
                                          -------      -------        -------        -------       -------
     Totals............................   $34,365      $17,040        $ 1,723        $10,200       $42,928
                                          =======      =======        =======        =======       =======

---------------

(1) Uncollectible accounts written off, net of recoveries and reclassifications.

(2) Reserves established with company and portfolio acquisitions.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

          SCHEDULE VI -- SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/
                         CASUALTY INSURANCE OPERATIONS

                                                 DECEMBER 31,                                 YEAR ENDED DECEMBER 31,
                             ----------------------------------------------------   --------------------------------------------
         COLUMN A             COLUMN B       COLUMN C      COLUMN D     COLUMN E    COLUMN F     COLUMN G         COLUMN H
---------------------------  -----------   ------------   -----------   ---------   ---------   ----------   -------------------
                                                                                                              CLAIMS AND CLAIM
                                                                                                                 ADJUSTMENT
                                           RESERVES FOR                                                       EXPENSES INCURRED
                                              UNPAID                                                             RELATED TO
                              DEFERRED      CLAIMS AND    DISCOUNT IF                                        -------------------
                               POLICY         CLAIM           ANY                                  NET         (1)        (2)
                             ACQUISITION    ADJUSTMENT    DEDUCTED IN   UNEARNED     EARNED     INVESTMENT   CURRENT     PRIOR
AFFILIATION WITH REGISTRANT     COSTS        EXPENSES      COLUMN C     PREMIUMS    PREMIUMS      INCOME       YEAR      YEARS
---------------------------  -----------   ------------   -----------   ---------   ---------   ----------   --------   --------
                                                                   (THOUSANDS OF DOLLARS)
Fremont Compensation Insurance Group and
Consolidated Subsidiaries
  1997..................       $37,564     $ 2,163,323      $19,782     $ 78,625    $601,183     $138,894    $441,524   $(52,323)
  1996..................       $25,001     $ 1,256,345      $22,658     $ 87,422    $486,860     $111,637    $334,657   $    750
  1995..................       $27,700     $ 1,455,692      $23,126     $100,481    $606,917     $101,270    $459,951   $  1,382

                                    YEAR ENDED DECEMBER 31,
                             --------------------------------------
         COLUMN A              COLUMN I      COLUMN J     COLUMN K
---------------------------  ------------   ----------   ----------

                             AMORTIZATION      PAID
                             OF DEFERRED    CLAIMS AND
                                POLICY        CLAIM         NET
                             ACQUISITION    ADJUSTMENT    PREMIUMS
AFFILIATION WITH REGISTRANT     COSTS        EXPENSES     WRITTEN
---------------------------  ------------   ----------   ----------
                                     (THOUSANDS OF DOLLARS)

Fremont Compensation Insura
Consolidated Subsidiaries
  1997..................       $115,899      $639,792     $621,092
  1996..................       $ 96,177      $510,227     $474,184
  1995..................       $118,383      $490,781     $583,790

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 1998.

                                          FREMONT GENERAL CORPORATION

                                                 /s/ JOHN A. DONALDSON
                                          By:
                                          --------------------------------------

                                                     John A. Donaldson
                                            Title: Senior Vice President,
                                                   Controller and
                                               Chief Accounting Officer
                                               (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
            /s/ JAMES A. MCINTYRE              Chairman of the Board                   March 27, 1998
---------------------------------------------  and Chief Executive Officer
              James A. McIntyre                (Principal Executive Officer)

            /s/ LOUIS J. RAMPINO               President, Chief Operating Officer      March 27, 1998
---------------------------------------------  and Director
              Louis J. Rampino

             /s/ WAYNE R. BAILEY               Executive Vice President, Treasurer,    March 27, 1998
---------------------------------------------  Chief Financial Officer and Director
               Wayne R. Bailey                 (Principal Financial Officer)

            /s/ JOHN A. DONALDSON              Senior Vice President, Controller and   March 27, 1998
---------------------------------------------  Chief Accounting Officer
              John A. Donaldson                (Principal Accounting Officer)

           /s/ HOUSTON I. FLOURNOY             Director                                March 27, 1998
---------------------------------------------
             Houston I. Flournoy

          /s/ C. DOUGLAS KRANWINKLE            Director                                March 27, 1998
---------------------------------------------
            C. Douglas Kranwinkle

           /s/ DAVID W. MORRISROE              Director                                March 27, 1998
---------------------------------------------
             David W. Morrisroe

            /s/ DICKINSON C. ROSS              Director                                March 27, 1998
---------------------------------------------
              Dickinson C. Ross