Form 10-Q
period 1998-03-31
FREMONT GENERAL CORP
filed 1998-05-14
CIK 38984

--------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1998

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock:



                                                         SHARES OUTSTANDING
            CLASS                                          APRIL 30, 1998
------------------------------                           ------------------
 Common Stock, $1.00 par value                               34,767,514


--------------------------------------------------------------------------------

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                        PAGE NO.
                                                                        --------
Item    1. Financial Statements

              Consolidated Balance Sheets
                March 31, 1998 and December 31, 1997 ...................    3

              Consolidated Statements of Income
                Three Months Ended March 31, 1998 and 1997 .............    4

              Consolidated Statements of Cash Flows
                Three Months Ended March 31, 1998 and 1997 .............    5

              Notes to Consolidated Financial Statements on
                Form 10-Q ..............................................    6

Item    2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................    7

Item    3. Quantitative and Qualitative Disclosure About
             Market Risk ...............................................   16



                           PART II - OTHER INFORMATION


Items 1-5. Not applicable

Item    6. Exhibits and Reports on Form 8-K ............................   17

Signature ..............................................................   22

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      1998             1997
                                                                                  -----------       -----------
                                                                                  (UNAUDITED)
                                                                                       (THOUSANDS OF DOLLARS)
ASSETS
Securities available for sale at fair value:
   Fixed maturity investments  (cost: 1998 - $1,746,873; 1997 - $1,835,086) ....  $ 1,807,965       $ 1,893,876
   Non-redeemable preferred stock  (cost: 1998 - $365,587; 1997 - $356,223) ....      388,889           378,832
                                                                                  -----------       -----------
       Total securities available for sale .....................................    2,196,854         2,272,708
Loans receivable ...............................................................    2,097,083         1,983,687
Short-term investments .........................................................      230,464           164,626
Other investments ..............................................................        5,559             5,479
                                                                                  -----------       -----------
       Total Investments and Loans .............................................    4,529,960         4,426,500

Cash ...........................................................................       33,407            64,987
Accrued investment income ......................................................       32,417            42,038
Premiums receivable and agents' balances .......................................      154,766           146,144
Reinsurance recoverable on paid losses .........................................       11,926            20,287
Reinsurance recoverable on unpaid losses .......................................      603,709           522,928
Deferred policy acquisition costs ..............................................       38,344            38,014
Costs in excess of net assets acquired .........................................      147,802           149,321
Deferred income taxes ..........................................................      143,579           148,757
Other assets ...................................................................      259,281           275,144
Assets held for discontinued operations ........................................      251,863           256,507
                                                                                  -----------       -----------
       Total Assets ............................................................  $ 6,207,054       $ 6,090,627
                                                                                  ===========       ===========

LIABILITIES
   Claims and policy liabilities:
   Losses and loss adjustment expenses .........................................  $ 2,143,457       $ 2,163,323
   Life insurance benefits and liabilities .....................................      169,758           180,976
   Unearned premiums ...........................................................       81,842            78,625
   Dividends to policyholders ..................................................       33,189            37,626
                                                                                  -----------       -----------
       Total Claims and Policy Liabilities .....................................    2,428,246         2,460,550

Reinsurance premiums payable and funds withheld ................................       29,912            13,049
Other liabilities ..............................................................      237,273           250,877
Thrift deposits ................................................................    1,572,333         1,492,985
Short-term debt ................................................................       47,418            26,290
Long-term debt .................................................................      708,573           691,068
Liabilities of discontinued operations .........................................      218,349           222,993
                                                                                  -----------       -----------
       Total Liabilities .......................................................    5,242,104         5,157,812

Commitments and contingencies

Company-obligated mandatorily redeemable preferred securities of
   subsidiary Trust holding solely Company junior subordinated debentures ......      100,000           100,000

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share -- Authorized: 49,500,000 shares;
   issued and outstanding: (1998 - 34,766,000 and 1997 - 34,571,000) ...........       34,766            34,571
Additional paid-in capital .....................................................      337,812           323,065
Retained earnings ..............................................................      535,077           508,533
Deferred compensation ..........................................................      (97,561)          (86,263)
Accumulated other comprehensive income .........................................       54,856            52,909
                                                                                  -----------       -----------
       Total Stockholders' Equity ..............................................      864,950           832,815
                                                                                  -----------       -----------
       Total Liabilities and Stockholders' Equity ..............................  $ 6,207,054       $ 6,090,627
                                                                                  ===========       ===========

See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                   1998         1997
                                                                                ----------    ---------
                                                                                 (THOUSANDS OF DOLLARS,
                                                                                 EXCEPT PER SHARE DATA)
REVENUES
Property and casualty premiums earned .......................................   $ 154,162     $ 115,228
Loan interest ...............................................................      51,026        44,177
Net investment income .......................................................      46,978        29,777
Realized investment losses ..................................................        (458)         (531)
Other revenue ...............................................................      11,631         6,084
                                                                                ---------     ---------
        Total Revenues ......................................................     263,339       194,735

Expenses
Losses and loss adjustment expenses .........................................     103,256        73,097
Policy acquisition costs ....................................................      25,715        23,511
Provision for loan losses ...................................................       2,387         1,729
Other operating costs and expenses ..........................................      49,361        29,800
Interest expense ............................................................      35,487        30,776
                                                                                ---------     ---------
        Total Expenses ......................................................     216,206       158,913
                                                                                ---------     ---------

Income before taxes .........................................................      47,133        35,822
Income tax expense ..........................................................      15,481        11,463
                                                                                ---------     ---------

          NET INCOME ........................................................   $  31,652     $  24,359
                                                                                =========     =========



PER SHARE DATA
 Net income:
      Basic .................................................................   $    1.00        $ 0.93
      Diluted ...............................................................        0.91          0.75

 Cash dividends .............................................................        0.15          0.15

Weighted average shares:
      Basic .................................................................      31,804        26,126
      Diluted ...............................................................      35,025        33,879




See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                   1998              1997
                                                                                ----------       ------------
                                                                                   (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Net income .................................................................    $   31,652       $     24,359
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Change in premiums receivable and agents' balances
        and reinsurance recoverable on paid losses .........................          (156)             1,239
    Change in accrued investment income ....................................         9,621              4,593
    Change in claims and policy liabilities ................................       (75,743)           (38,639)
    Amortization of policy acquisition costs ...............................        25,715             23,511
    Policy acquisition costs deferred ......................................       (26,548)           (24,426)
    Provision for deferred income taxes ....................................         4,130              3,215
    Provision for loan losses ..............................................         2,387              1,729
    Provision for depreciation and amortization ............................         9,368              7,119
    Net amortization on fixed maturity investments .........................       (10,940)            (4,335)
    Realized investment losses .............................................           458                531
    Change in other assets and liabilities .................................        (5,593)            (5,519)
                                                                                ----------        -----------
       Net Cash Used in Operating Activities ...............................       (35,649)            (6,623)

INVESTING ACTIVITIES
    Securities available for sale:
    Purchases of securities ................................................      (172,246)        (1,138,265)
    Sales of securities ....................................................       120,556          1,066,262
    Securities matured or called ...........................................       141,021             12,315
(Increase) decrease in short-term and other investments ....................       (65,918)           (38,242)
Loan originations and bulk purchases funded ................................      (399,185)          (224,559)
Receipts from repayments of loans and bulk sales of loans ..................       283,402            104,933
Purchase of property and equipment .........................................        (5,989)            (3,876)
                                                                                ----------       ------------
       Net Cash Used in Investing Activities ...............................       (98,359)          (221,432)

FINANCING ACTIVITIES
Proceeds from short-term debt ..............................................        14,961            159,801
Repayments of short-term debt ..............................................          (800)                 -
Proceeds from long-term debt ...............................................        30,000             15,000
Repayments of long-term debt ...............................................        (1,228)            (6,000)
Net increase in thrift deposits ............................................        79,348             70,668
Annuity contract receipts ..................................................           144                878
Annuity contract withdrawals ...............................................       (10,124)            (5,233)
Dividends paid .............................................................        (5,107)            (4,059)
Stock options exercised ....................................................            71             12,857
Net increase in deferred compensation plans ................................        (4,837)           (20,392)
                                                                                ----------       ------------
       Net Cash Provided by Financing Activities ...........................       102,428            223,520
                                                                                ----------       ------------

DECREASE IN CASH ...........................................................       (31,580)            (4,535)

Cash at beginning of year ..................................................        64,987             55,378
                                                                                ----------        -----------

CASH AT MARCH 31, ..........................................................    $   33,407        $    50,843
                                                                                ==========        ===========

See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                   (Unaudited)


NOTE A --- BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

        These statements have been prepared in accordance with generally accepted accounting principles and, accordingly, adjustments (consisting of normal accruals) have been made as management considers necessary for fair presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain 1997 amounts have been reclassified to conform to the 1998 presentation.


NOTE B --- COMPREHENSIVE INCOME

        As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 ("FASB 130"), "Reporting Comprehensive Income." This new standard establishes new rules for the reporting of comprehensive income and its components; however, the adoption of this standard had no impact on the Company's net income or stockholders' equity. FASB 130 requires unrealized gains or losses on the Company's securities available-for-sale to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to these requirements.

        Total comprehensive income amounted to $33.6 million and $10.4 million for the first quarter ended March 31, 1998 and 1997, respectively.


NOTE C - EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share for the first quarter ended March 31, 1998 and 1997:

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                  1998        1997
                                                                                --------    --------
                                                                                (IN THOUSANDS, EXCEPT
                                                                                  PER SHARE DATA)

     Net income (numerator for basic earnings per share) ...................    $ 31,652    $ 24,359
     Effect of dilutive securities:
         Liquid Yield Option Notes ("LYONs") ...............................         109         974
                                                                                --------    --------
     Income available to common stockholders after assumed
       conversions (numerator for diluted earnings per share) ..............    $ 31,761    $ 25,333
                                                                                ========    ========

     Weighted-average shares (denominator for basic earnings
       per share) ..........................................................      31,804      26,126
     Effect of dilutitve securities:
         Restricted stock ..................................................       2,085       1,861
         Stock options .....................................................         515          89
         LYONs .............................................................         621       5,803
                                                                                --------    --------
     Dilutive potential common shares ......................................       3,221       7,753
                                                                                --------    --------
     Adjusted weighted-average shares and assumed
        conversions (denominator for diluted earnings per share) ...........      35,025      33,879
                                                                                ========    ========

     Basic earnings per share ..............................................    $   1.00    $   0.93
                                                                                ========    ========

     Diluted earnings per share ............................................    $   0.91    $   0.75
                                                                                ========    ========

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


RESULTS OF OPERATIONS

     Fremont General is a nationwide insurance and financial services holding company operating select businesses in niche markets. Fremont General's insurance business includes one of the largest underwriters of workers' compensation insurance in the nation. The Company's financial services business includes commercial real estate lending, residential real estate lending, commercial finance and insurance premium financing. The Company's reported assets as of March 31, 1998 were $6.2 billion. Income before taxes for the first quarter ended March 31, 1998 was $47.1 million. The primary operating strategy of the Company is to build upon its core business units through acquisition opportunities and new business development. The Company's secondary strategy is to achieve income balance and geographic diversity among its business units in order to limit the exposure of the Company to industry, market and regional concentrations. The Company's stock is traded on the New York Stock Exchange under the symbol "FMT."

     Consistent with its primary operating strategy, the Company's workers' compensation insurance operations have recently expanded through the acquisition on August 1, 1997 of Industrial Indemnity Holdings, Inc. ("Industrial") from Talegen Holdings, Inc ("Talegen"), a subsidiary of Xerox Corporation, whereby a subsidiary of the Company purchased all of the issued and outstanding capital stock of Industrial. The purchase price paid by the Company consisted of $365 million in cash and the pay-off of approximately $79 million of an outstanding debt obligation that Industrial owed to Talegen. Financing for the transaction was provided by internal funds and bank borrowings. Industrial, which specializes in underwriting workers' compensation insurance, has a strong presence in the western United States dating back over 70 years. The acquisition was treated as a purchase for accounting purposes.

     The following table presents information for the quarters ended March 31, 1998 and 1997 with respect to the Company's primary business segments.


                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                    1998        1997
                                                  ---------   ---------
                                                  (THOUSANDS OF DOLLARS)
Revenues:
     Property and casualty ....................   $ 197,443   $ 142,503
     Financial services .......................      65,737      52,223
     Corporate ................................         159           9
                                                  ---------   ---------
               Total ..........................   $ 263,339   $ 194,735
                                                  =========   =========

Income (Loss) Before Taxes:
     Property and casualty ....................   $  41,009   $  32,409
     Financial services .......................      13,103      10,479
     Corporate ................................      (6,979)     (7,066)
                                                  ---------   ---------
               Total ..........................   $  47,133   $  35,822
                                                  =========   =========


     The Company generated revenues of $263.3 million in the first quarter ended March 31, 1998, as compared to $194.7 million for the first quarter of 1997. Revenues were higher in the first quarter of 1998 as compared to the same prior year period, due primarily to higher workers' compensation insurance premiums and net investment income in the Company's property and casualty segment, as well as higher loan interest and other revenues within the financial services segment. The higher workers' compensation insurance premiums and net investment income were due mainly to the acquisition of Industrial on August 1, 1997. See "Property and Casualty

Insurance Operations - Premiums." Higher revenues in the financial services segment were due mainly to higher loan interest resulting from growth in the average loan portfolios of the real estate lending operations, as well as higher other revenues resulting primarily from real estate loan sales. See "Financial Services." Realized investment losses in the first quarter of 1998 were $458,000, compared to $531,000 for the first quarter of 1997.

     The Company posted a 30% increase in net income to $31.7 million or $0.91 diluted earnings per share for the first quarter of 1998, from $24.4 million or $0.75 diluted earnings per share for the first quarter of 1997. Income before taxes for the first quarter of 1998 was $47.1 million as compared to $35.8 million for the same period of 1997, representing an increase of 32%.

     The property and casualty insurance operations, consisting primarily of workers' compensation insurance, posted income before taxes of $41.0 million for the quarter ended March 31, 1998, as compared to $32.4 million for the same period in 1997. The increase in income before taxes of 27% for the three months ended, was due primarily to the acquisition of Industrial. The combined ratio for the quarter ended March 31, 1998 was 96.9% compared to 91.2% for the same period in 1997. The higher combined ratio was due mainly to higher underwriting expenses associated with Industrial's operations, as well as to higher incurred losses. See "Property and Casualty Insurance Operations - Loss and Loss Adjustment Expense."

     The financial services operations posted income before taxes for the quarter ended March 31, 1998 of $13.1 million, as compared to $10.5 million for the same quarter of 1997. This increase was due mainly to the growth in the average loan portfolio of the real estate lending operation, as well as to gains on residential real estate loan sales. The average loan portfolio of the financial services operations grew to $2.0 billion in the first quarter ended March 31, 1998, from $1.79 billion for the same period of 1997.

     Corporate revenues during the quarter ended March 31, 1998 and 1997 consisted primarily of investment income, while corporate expenses consisted primarily of interest expense and general and administrative expenses. The corporate loss before income taxes for the quarter ended March 31, 1998 was $7.0 million, flat as compared to $7.1 million for the same period of 1997.

     Income tax expense of $15.5 million and $11.5 million for the quarters ended March 31, 1998 and 1997, respectively, represents effective tax rates of 32.9% and 32.0% on respective income before taxes of $47.1 million and $35.8 million. These effective tax rates are lower than the enacted federal income tax rate of 35%, due primarily to tax exempt investment income which reduces the Company's taxable income.

Property and Casualty Insurance Operations

     The following table represents information for the quarters ended March 31, 1998 and 1997 with respect to the Company's property and casualty insurance operations:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         -----------------------
                                                            1998          1997
                                                         ---------     ---------
                                                          (THOUSANDS OF DOLLARS)

     Revenues ........................................   $ 197,443     $ 142,503
     Expenses ........................................     156,434       110,094
                                                         ---------     ---------
     Income Before Taxes .............................   $  41,009     $  32,409
                                                         =========     =========


     Premiums. Premiums earned from the Company's property and casualty insurance operations were $154.2 million in the quarter ended March 31, 1998, as compared to $115.2 million for the same period of 1997. The higher premiums were due primarily to the acquisition of Industrial. With this acquisition, the Company has broadened the geographic diversity of its premium writings. Using the Company's estimated annual premiums on policies in effect at March 31, 1998 and 1997 (referred to as "inforce premium"), the percentage of the Company's combined inforce premium in California and Illinois was 58% at March 31, 1998, down significantly from 75% at March 31, 1997. See "Variability of Operating Results" and "Workers' Compensation Regulation." The Industrial acquisition has also afforded the Company a significant presence in the western United States, in addition to California. Historically, these western states, excluding California, have collectively exhibited relatively stable competitive environments; however, there can be no assurance that this stability will continue in the future.

     Partially offsetting the increases in workers' compensation insurance premiums resulting from the acquisition of Industrial, the Company incurred higher reinsurance costs in the quarter ended March 31, 1998, due to additional excess of loss reinsurance purchased for the workers' compensation insurance business which became effective January 1, 1998. The Company purchased the additional reinsurance in an effort to further reduce the volatility of operating results which occurs through fluctuations in loss costs. The additional reinsurance reduces the point at which reinsurers assume liability from $1 million per loss occurrence to $100,000 per loss occurrence.

     Net Investment Income. Net investment income within the property and casualty insurance operations increased to $39.6 million in the first quarter ended March 31, 1998, from $27.8 million in the quarter ended March 31, 1997. This increase was due primarily to the acquisition of Industrial.

     Loss and Loss Adjustment Expense. The property and casualty loss and loss adjustment expenses ("LAE") were $103.3 million for the first quarter ended March 31, 1998, as compared to $73.1 million for the same period of 1997. In addition, the ratio of these losses and LAE to property and casualty insurance premiums earned ("loss ratio") was 67.0% and 63.4% for the first quarters ended March 31, 1998, and 1997, respectively. The increase in the loss ratio was due primarily to the recognition of savings generated in the first quarter of 1997 by the Company's implementation of more effective claims handling procedures in its mid-west region, as well as higher loss ratios in the first quarter of 1998 associated with Industrial.

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

     Policy Acquisition Costs and Other Operating Costs and Expenses. The ratio of policy acquisition costs and other operating costs and expenses to premiums earned is referred to as the expense ratio, which was 28.9% for the quarter ended March 31, 1998, as compared to 27.8% for same quarter of 1997. The increase in this ratio was due primarily to a lower earned premium base in the first quarter of 1998, resulting from additional reinsurance costs incurred in the quarter ended March 31, 1998. See "Premiums."

     Variability of Operating Results. The Company's profitability can be affected significantly by many factors including competition, the severity and frequency of claims, interest rates, regulations, court decisions, the judicial climate, and general economic conditions and trends, all of which are outside of the Company's control. These factors have contributed, and in the future could contribute, to significant variation of results of operations in different aspects of the Company's business from quarter to quarter and year to year. With respect to the workers' compensation insurance business, changes in economic conditions can lead to reduced premium levels due to lower payrolls as well as increased claims due to the tendency of workers who are laid off to submit workers' compensation claims. Legislative and regulatory changes can also contribute to variable operating results for workers' compensation insurance businesses. For example, in 1995 the Company experienced the negative impact of lower premiums and lower profitability on the Company's California workers' compensation business due to increased price competition resulting from legislation enacted in California in July 1993 which, among other things, repealed the minimum rate law effective January 1, 1995. Additionally, price competition in Illinois, where the Company has a significant presence, continues to impact the Company's profitability, where overall average decreases of 7.9% and 10.0% in advisory premium rates, which workers' compensation insurance companies in Illinois tend to follow, became effective January 1, 1998 and 1997, respectively. See "Workers' Compensation Regulation." The acquisition of
Industrial has mitigated the adverse effects of this price competition in Illinois by providing the Company with a broader geographic diversity of its premium writings. The Company anticipates that its results of operations and financial condition will continue to be adversely affected by the continued price competition in Illinois and California. Also, the establishment of appropriate reserves necessarily involves estimates, and reserve adjustments have caused significant fluctuations in operating results from year to year.

     Workers' Compensation Regulation. At March 31, 1998, approximately 58% of the Company's inforce premiums were in California and Illinois. Illinois began operating under an open rating system in 1982 and

California began operating under such a system effective January 1, 1995. In an open rating system, workers' compensation companies are provided with advisory premium rates by job classification and each insurance company determines its own rates based in part upon its particular operating and loss costs. Although insurance companies are not required to adopt such advisory premium rates, companies in Illinois generally follow such rates. This characteristic has resulted in increased price competition in Illinois, where overall average decreases in advisory premium rates of 7.9% and 10.0% became effective January 1, 1998 and 1997, respectively. In contrast, insurance companies in California have, since the adoption of an open rating system, generally set their premium rates below such advisory premium rates. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier. Most of the states in which the Company writes premiums operate under some form of open rating system.


Financial Services

     The Company's financial services operations, which are comprised primarily of the results of Fremont General Credit Corporation ("FGCC"), are principally engaged in commercial and residential real estate lending, commercial finance and insurance premium financing. Revenues consist primarily of interest income and to a lesser extent fees and other income.

     The following table presents information for the first quarter ended March 31, 1998 and 1997 with respect to the Company's financial services operations:



                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                         -----------------------
                                                            1998          1997
                                                         ---------     ---------
                                                          (THOUSANDS OF DOLLARS)

        Revenues .....................................   $  65,737     $  52,223
        Expenses .....................................      52,634        41,744
                                                         ---------     ---------
        Income Before Taxes ..........................   $  13,103     $  10,479
                                                         =========     =========


     Revenues increased 26% in the first quarter ended March 31, 1998, as compared to the same period of 1997, due primarily to greater loan interest revenue attributable to the growth in the average loan portfolio of the commercial and residential real estate lending operations. Additionally, higher revenues resulted from increased residential real estate loan sales. These loan sales are pursuant to a program, begun by the Company's real estate lending operation in 1995 and expanded in 1997, of selling certain residential real estate loans to other financial institutions. This has allowed the Company an opportunity to become more selective in its residential real estate loan portfolio, as well as to offer a broader range of residential real estate loans to its customers, primarily through independent brokers. These loan sales are made without recourse to the Company or its subsidiaries.

     Income before taxes in the financial services operations was $13.1 million for the quarter ended March 31, 1998, as compared to $10.5 million for the same period of 1997. The 25% increase in income before taxes in the first quarter of 1998 was due primarily to higher income before taxes in the real estate lending operation. Contributing to this higher income before taxes were higher loan interest revenue due to a greater average real estate loan portfolio, as well as the previously described gains on residential real estate loan sales. These conditions were partially offset by increases in operating expenses.

     The following table identifies the interest income, interest expense, average interest-bearing assets and liabilities, and interest margins for the Company's financial services operations:

                                                                                THREE MONTHS ENDED MARCH 31,
                                                       -----------------------------------------------------------------------------
                                                                         1998                                     1997
                                                       -------------------------------------    ------------------------------------
                                                         AVERAGE                     YIELD/       AVERAGE                   YIELD/
                                                         BALANCE       INTEREST     COST (1)      BALANCE       INTEREST   COST (1)
                                                       -----------     ---------    --------    -----------     ---------  --------
                                                                                 (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Interest bearing assets (2) :

    Commercial finance and other loans .............   $   565,506     $  14,742     10.43%     $   584,134     $  15,400   10.55%
    Thrift and loan:
      Cash equivalents .............................        81,381         1,037      5.10           91,945         1,172    5.10
      Investments ..................................       120,210         1,728      5.75           44,311           622    5.61
      Commercial real estate loans .................     1,063,326        26,051      9.80          872,406        20,712    9.50
      Residential real estate loans ................       382,559         8,988      9.40          280,163         6,735    9.62
      Insurance premium financing
         and other thrift loans ....................        58,193         1,561     10.73           54,718         1,499   10.96
                                                       -----------     ---------                -----------     ---------
    Total interest bearing assets ..................   $ 2,271,175     $  54,107      9.53%     $ 1,927,677     $  46,140    9.57%
                                                       ===========     =========                ===========     =========

Interest bearing liabilities:
    Savings deposits ...............................   $   323,872     $   4,161      5.14%     $   238,303     $   2,924    4.91%
    Time deposits ..................................     1,211,034        17,316      5.72          917,629        13,153    5.73
    Other ..........................................         1,083             6      2.22            1,757            12    2.73
    Securitization obligation ......................       280,421         4,303      6.14          294,353         4,395    5.97
    Debt with banks ................................       163,369         2,726      6.67          218,179         3,549    6.51
    Debt from affiliates ...........................        53,137           767      5.77           49,772           612    4.92
                                                       -----------     ---------                -----------     ---------
    Total interest bearing liabilities .............   $ 2,032,916     $  29,279      5.76%     $ 1,719,993     $  24,645    5.73%
                                                       ===========     =========                ===========     =========

Net interest income ................................                   $  24,828                                $  21,495
                                                                       =========                                =========
Net yield ..........................................                                  4.37%                                  4.46%

----------------
(1) Annualized.
(2) Average loan balances include non-accrual loan balances.



     The margin between the Company's interest income and cost of funds decreased a modest 0.09% in the quarter ended March 31, 1998 as compared to the first quarter ended March 31, 1997, due primarily to a decrease in the yields in the commercial finance segment as increases in the credit quality of the commercial finance portfolio and continued competition resulted in lower yields. Partially offsetting this was a slight increase in the net margins in the real estate lending operation, due mainly to an increase in the yield on commercial real estate loans offset partially by a decrease in the yield on residential real estate loans.

     Loans Receivable and Reserve Activity. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:

                                                          MARCH 31,               DECEMBER 31,
                                                            1998                      1997
                                                    -------------------       -------------------
                                                                   % OF                      % OF
                                                       AMOUNT     TOTAL          AMOUNT     TOTAL
                                                    -----------   -----       -----------   -----
                                                       (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Accounts receivable and inventory loans:
     Commercial finance .........................   $   399,155      19%      $   389,252      19%
Term loans:
     Thrift and loan ............................     1,560,050      73         1,480,824      73
     Commercial finance loans ...................       183,827       8           158,013       8
                                                    -----------   -----       -----------   -----
          Total term loans ......................     1,743,877      81         1,638,837      81
                                                    -----------   -----       -----------   -----
          Total loans ...........................     2,143,032     100         2,028,089     100
Less allowance for possible loan losses .........        45,949       2            44,402       2
                                                    -----------   -----       -----------   -----
     Loans receivable ...........................   $ 2,097,083      98%      $ 1,983,687      98%
                                                    ===========   =====       ===========   =====


     The following table illustrates the maturities of the Company's loans receivable:


                                                          MATURITIES AT MARCH 31, 1998
                                                 -----------------------------------------------
                                                  1 TO 24    25 TO 60     OVER 60
                                                   MONTHS      MONTHS      MONTHS       TOTAL
                                                 ---------   ---------   ---------   -----------
                                                             (THOUSANDS OF DOLLARS)
Accounts receivable and inventory
      loans -- variable rate .................   $ 399,155   $       -   $       -   $   399,155
Term loans -- variable rate ..................     297,328     641,533     557,321     1,496,182
Term loans -- fixed rate .....................     106,806      66,088      74,801       247,695
                                                 ---------   ---------   ---------   -----------
      Total ..................................   $ 803,289   $ 707,621   $ 632,122   $ 2,143,032
                                                 =========   =========   =========   ===========


     The Company monitors the relationship of fixed and variable rate loans and interest bearing liabilities in order to minimize interest rate risk.

     During 1996, the Company began originating both commercial and residential real estate loans outside of California. The Company intends to seek portfolio growth outside of California in order to achieve greater geographic diversity in its loan portfolio and thereby lessen the Company's exposure to regional economic conditions. The total amount of commercial and residential real estate loans outstanding on properties located outside of California at March 31, 1998 was $93.7 million and $69.8 million, respectively.

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

     The following table describes the asset classifications, loss experience and reserve reconciliation of the real estate lending and commercial finance operations as of or for the periods ended as shown below:

                                                                                           MARCH 31,
                                                                                ---------------------------
                                                                                    1998            1997
                                                                                ---------------  ----------
                                                                                   (THOUSANDS OF DOLLARS,
                                                                                      EXCEPT PERCENTS)
Non-accrual loans ..........................................................    $    25,112     $    22,958
Accrual loans 90 days past due .............................................            945           1,128
Real estate owned ("REO") ..................................................         11,992          11,285
                                                                                -----------     -----------
Total non-performing assets ................................................    $    38,049     $    35,371
                                                                                ===========     ===========

Beginning allowance for possible loan losses ...............................    $    44,402     $    37,747
Provision for loan losses ..................................................          2,387           1,729
Charge-offs:
     Commercial finance loans ..............................................            656             705
     Thrift and loan:
         Commercial real estate ............................................              -             142
         Residential real estate loans .....................................            262             205
         Insurance premium financing and other thrift loans ................             87              53
                                                                                -----------     -----------
     Total charge-offs                                                                1,005           1,105
                                                                                -----------     -----------
Recoveries:
     Commercial finance loans ..............................................              8               2
     Thrift and loan:
         Commercial real estate ............................................             93             167
         Residential real estate loans .....................................             39             532
         Insurance premium financing and other thrift loans ................             25              45
                                                                                -----------     -----------
     Total recoveries ......................................................            165             746
                                                                                -----------     -----------
Net charge-offs ............................................................            840             359
                                                                                -----------     -----------
Ending allowance for possible loan losses ..................................    $    45,949     $    39,117
                                                                                ===========     ===========


Allocation of allowance for possible loan losses:
     Commercial finance loans ..............................................    $    11,184     $    11,630
     Thrift and loan .......................................................         34,765          27,487
                                                                                -----------     -----------
     Total allowance for possible loan losses ..............................    $    45,949     $    39,117
                                                                                ===========     ===========


Total loans receivable .....................................................    $ 2,143,002     $ 1,845,054
Average total loans receivable .............................................    $ 2,045,995     $ 1,786,059
Net charge-offs to average total loans receivable (annualized) .............           0.16%           0.08%
Non-performing assets to total loans receivable ............................           1.78%           1.92%
Allowance for possible loan losses to total loans receivable ...............           2.14%           2.12%
Allowance for possible loan losses to non-performing assets ................         120.76%         110.59%
Allowance for possible loan losses to non-accrual
     loans and accrual loans 90 days past due ..............................         176.34%         162.41%


     Non-performing assets increased a modest 7.6% to $38.0 million at March 31, 1998 from $35.4 million at March 31, 1997, which is a lower rate of increase than the 16.2% increase in total loans receivable to $2.1 billion at March 31, 1998 from $1.8 billion at March 31, 1997.

     The higher provision for loan losses in the quarter ended March 31, 1998 as compared to the same quarter of the prior year, is also consistent with the overall increase in total loans receivable. The Company continues to experience low loan loss experience as evidenced by the continued low ratio of net charge-offs to average total loans receivable. The Company's low loan loss experience is further evidenced by the decrease in the ratio of non-performing assets to total loans receivable in the preceding table. The Company's allowance for possible loan losses strengthened in the first quarter of 1998 as indicated by the increase in the ratio of the allowance for possible loan losses to non-accrual loans and accrual loans 90 days past due to 176.34% from 162.41% at the quarters ended March 31, 1998 and 1997, respectively.

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

     For additional information regarding market risk, see the discussion set forth under the subheadings "Property and Casualty Insurance Operations-Interest Rate Risk," "Financial Services Operations-Interest Rate Risk" and "Fremont General Corporation (Parent-only)-Interest Rate Risk" in the corresponding Management's Discussion and Analysis in the Company's 1997 Annual Report on Form 10-K. No material changes in market risk have occurred since year-end.

LIQUIDITY AND CAPITAL RESOURCES

     The property and casualty insurance operations must have cash and liquid assets available to meet their obligations to policyholders in accordance with contractual obligations, in addition to having the funds available to meet ordinary operating costs. These operations have several sources of funds to meet their obligations, including cash flow from operations, recoveries from reinsurance contracts and investment securities. By statute, the majority of the cash from these operations is required to be invested in investment grade securities to provide protection for policyholders. The Company invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's investment portfolio had an unrealized gain of $84.4 million and $81.4 million at March 31, 1998 and December 31, 1997, respectively.

     The Company's thrift and loan subsidiary, which is principally engaged in real estate lending, finances its lending activities primarily through customer deposits, which have grown to $1.6 billion at March 31, 1998 from $1.5 billion at December 31, 1997. In addition, this subsidiary is eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"). This financing is available at varying rates and terms. As of March 31, 1998, $370 million was available under the facility with no outstanding advances.

     The Company's commercial finance operation funds its lending activities primarily through its asset securitization program, an unsecured revolving line of credit with a syndicated bank group and its capital. The asset securitization program was established to provide a stable and cost effective source of funds to facilitate the expansion of this business. As of March 31, 1998, an aggregate $235 million senior series and an aggregate $39 million subordinated series of asset-backed certificates were outstanding. The interest rate on the certificates, set monthly, ranged from LIBOR plus 0.23% to LIBOR plus 0.95% at March 31, 1998. The securities issued in this program have a scheduled maturity of three to five years, but could mature earlier depending on fluctuations in outstanding balances of loans in the portfolio and other factors. As of March 31, 1998, up to $265 million in additional publicly offered asset-backed certificates may be issued pursuant to a shelf registration statement to fund future growth in the commercial finance portfolio. In April 1997, $109.26 million in certificates ("Series D") were issued, comprised of $100 million in senior certificates and $9.26 million in subordinated certificates. The Series D certificates were issued to retire $100 million in maturing Series B certificates. In December 1995, a commercial paper facility was established as part of the asset securitization program. This facility, which expires in December 1998, provides for the issuance of up to $150 million in commercial paper, dependent upon the level of assets within the asset securitization program. As of March 31, 1998, $28.0 million was outstanding under this facility. The commercial finance operation's unsecured revolving line of credit is with a syndicated bank group that presently permits borrowings of up to $450 million, which includes a revolving credit facility of $350 million and a term loan of $100 million. The revolving credit facility converts to a term loan in August 2000, with ultimate maturity of the term loan in June 2002. The $100 million term loan matures July 2001. The balance outstanding at March 31, 1998 of the revolving credit facility and the term loan was $181 million, with a weighted average interest rate of 6.09%. This credit line is primarily used to finance assets which are not included in the Company's asset securitization program.

     As a holding company, Fremont General pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, management fees paid by its subsidiaries and dividends paid by its subsidiaries. Stockholders' dividends declared aggregated $5.1 million and $4.3 million for the quarters ended March 31, 1998 and 1997, respectively. Several of the Company's subsidiaries are subject to certain statutory and regulatory restrictions and various agreements, principally loan agreements, that restrict their ability to distribute dividends to the Company. The Company expects that during the next few years dividends from its subsidiaries will consist of dividends from its property and casualty insurance subsidiaries and dividends on preferred stock of its thrift and loan holding company and commercial finance subsidiaries. The maximum amount available for payment of dividends by the property and casualty insurance subsidiaries during 1998, without prior regulatory approval, is approximately $67.8 million.

     To facilitate general corporate operations, the Company maintains a revolving line of credit with a syndicated bank group that permits borrowings of up to $400 million, of which $255 million was outstanding as of March 31, 1998. This credit facility expires in July 2002.

     During 1997, an aggregate $185,952,000 principal amount at maturity of Liquid Yield OptionTM Notes due October 12, 2013 (Zero Coupon-Subordinated) ("LYONs") were converted into 3,586,000 shares of the Company's Common Stock. The effect of these conversions was an increase in stockholders' equity and a decrease in long-term debt of $81 million. During the first quarter of 1998, an aggregate $9,869,000 principal amount at maturity of LYONs were converted into 190,000 shares of the Company's Common Stock. The effect of the conversions was an increase in stockholders' equity and a decrease in long-term debt of $4.5 million.

     On March 1, 1996, Fremont General Financing I, a statutory business trust (the "Trust") and consolidated wholly-owned subsidiary of the Company, sold $100 million of 9% Trust Originated Preferred SecuritiesSM ("the Preferred Securities") in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. The proceeds from the sale of the Preferred Securities were invested in 9% Junior Subordinated
Debentures of the Company ("the Junior Subordinated Debentures"). The proceeds from the sale of the Junior Subordinated Debentures were used to repay approximately $50 million in revolving bank line of credit indebtedness, with the remainder used for general corporate purposes. The $100 million Junior Subordinated Debentures are the sole asset of the Trust. The Preferred Securities will be redeemed upon maturity of the Junior Subordinated Debentures in 2026, subject to the election available to the Company to extend the maturity up to 2045, and they may be redeemed, in whole or in part, at any time on or after March 31, 2001 and under certain specified circumstances. The Junior Subordinated Debentures are subordinate and junior to all senior indebtedness of the Company. Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by the Company.

     Net cash used in operating activities of continuing operations was $35.6 million and $6.6 million for the quarters ended March 31, 1998 and 1997, respectively. Net cash used in continuing operations increased in the first quarter ended March 31, 1998, due primarily to a higher reduction in claims and policy liabilities and a higher net amortization on fixed maturity investments, offset partially by an increase in net income and a higher chan-ge in accrued investment income.

     Net cash used in investing activities decreased to $98.4 million from $221.4 million for the quarters ended March 31, 1998 and 1997, respectively. The decrease in net cash used in investing activities was due mainly to an increase in investment sales, maturities and calls, net of purchases and short-term investment activity.

     Net cash provided by financing activities was $102.4 million and $223.5 million for the quarters ended March 31, 1998 and 1997, respectively. Net cash provided by financing activities decreased in the quarter ended March 31, 1998, due primarily to a decrease in short-term and long-term debt proceeds, net of repayments. Contributing to the decrease in short-term debt proceeds was $104 million in borrowings in the first quarter of 1997 pursuant to certain reverse repurchase agreements within the property and casualty insurance operations.

     The amortized cost of the Company's invested assets were $2.35 billion and $2.36 billion at March 31, 1998 and December 31, 1997, respectively. The invested assets are flat at March 31, 1998 as compared to December 31, 1997, due mainly to the offsetting effects of a modest increase in the liquidity portfolio of the real estate lending operation and a modest decrease in the invested assets of the property and casualty operations.

     The Company's property and casualty premium to surplus ratio for the year ended December 31, 1997 was 1.5 to 1, which is within industry guidelines. The FDIC has established certain capital and liquidity standards for its member institutions, and the Company's thrift and loan subsidiary was in compliance with these standards as of March 31, 1998.

     The Company believes that its existing cash, its bank lines of credit, revenues from operations and other available sources of liquidity will be sufficient to satisfy its liquidity needs for at least the next twelve months.

INFORMATION SYSTEMS - "YEAR 2000"

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

     As of March 31, 1998, significant Year 2000 compliance issues remain only within the Company's workers' compensation operation. The Company's financial services Systems, administrative Systems (personnel, payroll and accounting) and treasury Systems (cash management and investment portfolio management) have all been rendered substantially Year 2000 compliant. The Company also has initiated discussions with its significant policyholders, agents, suppliers, borrowers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their computer systems interface with the Company's Systems or otherwise impact its operations.

     With regard to the workers' compensation operation, the Company developed an action plan in 1996 to render its workers' compensation Systems Year 2000 compliant. Based on an evaluation of the progress made as of March 31, 1998, the Company estimates that its workers' compensation Systems, excluding those Systems supporting Industrial which were acquired August 1, 1997, will be Year 2000 compliant by September 30, 1998. The Industrial Systems are expected to be converted to Year 2000 compliant systems by June 30, 1999. The costs to be incurred by the Company in completing these Year 2000 initiatives are not expected to have a material impact on the Company's results of operations.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the subheading "Market Risk" in the Company's Management Discussion and Analysis contained in this Quarterly Report on Form 10-Q and the information set forth under the subheadings "Market Risk," "Property and Casualty Insurance Operations - Interest Rate Risk, "Financial Services Operations Interest Rate Risk," and "Fremont General Corporation (Parent-only) - Interest Rate Risk" in the Company's Management's Discussion and Analysis contained in the 1997 Annual Report on Form 10-K is incorporated herein by reference.

                           PART II - OTHER INFORMATION


Item 1:        Legal Proceedings.
               None.

Item 2:        Changes in Securities and Use of Proceeds.
               None.

Item 3:        Defaults Upon Senior Securities.
               None.

Item 4:        Submission of Matters to a Vote of Security Holders.
               None.

Item 5:        Other Information.
               None.

Item 6:        Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) Exhibits.


    EXHIBIT NO.                        DESCRIPTION
    ------------  --------------------------------------------------------------

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

    EXHIBIT NO.                        DESCRIPTION
    ------------  --------------------------------------------------------------


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

        4.7 Form of Preferred Securities. (Included in Exhibit 4.5). (Filed as Exhibit No 4.8 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

        4.8 Form of 9% Junior Subordinated Debenture. (Included in Exhibit 4.3). (Filed as Exhibit No. 4.9 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

       10.1(a) Fremont General Corporation Employee Stock Ownership Plan as amended. (Filed as Exhibit No. 10.1 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

       10.1(b) Amendment Number Two to the Fremont General Corporation Employee Stock Ownership Plan. (Filed as Exhibit No. 10.1 (b) to Annual Report on Form 10-K, for the fiscal year ended December 31, 1997, Commission File Number 1-8007, and incorporated herein by reference.)

       10.2 Amended and Restated Trust Agreement for Fremont General Corporation Employee Stock Ownership Plan. (Filed as Exhibit No. 10.2 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

       10.3(a) Fremont General Corporation and Affiliated Companies Investment Incentive Plan. (Filed as Exhibit No. 10.3 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

       10.3(b) Amendments Number One, Two and Three to the Fremont General Corporation and Affiliated Companies Investment Incentive Plan. (Filed as Exhibit No. 10.3 (b) to Quarterly Report on Form 10-Q, for the period ended September 30, 1997,Commission File Number 1-8007, and incorporated herein by reference.)

       10.3(c) Amendment Number Four to the Fremont General Corporation and Affiliated Companies Investment Incentive Plan. (Filed as Exhibit No. 10.3 (c) to Annual Report on Form 10-K, for the fiscal year ended December 31, 1997, Commission File Number 1-8007, and incorporated herein by reference.)

    EXHIBIT NO.                        DESCRIPTION
    ------------  --------------------------------------------------------------


       10.4(a) Trust Agreement for Investment Incentive Plan. (Filed as Exhibit No. (10)(xi) to Annual Report on Form 10-K, for the Fiscal Year Ended December 31, 1993, Commission File Number 1-8007, and incorporated herein by reference.)

       10.4(b) Amendment to Trust Agreement for Investment Incentive Plan. (Filed as Exhibit No. 10.4 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

       10.5(a) Supplemental Retirement Plan of the Company, as restated January 1, 1997. (Filed as Exhibit No. 10.5 to Quarterly Report on Form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007, and incorporated herein by reference.)

       10.5(b) Amendment Number One to the Fremont General Corporation Supplemental Retirement Plan of the Company.

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

    EXHIBIT NO.                        DESCRIPTION
    ------------  --------------------------------------------------------------


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

      10.14(c) Second Amendment to Employment Agreement between the Company and James A. McIntyre dated August 8, 1997. (Filed as Exhibit No. 10.14 (c) to Quarterly Report on Form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007, and incorporated herein by reference.)

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

      10.17 1998 Management Incentive Compensation Plan of the Company. (Filed as Exhibit No. 10.17 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1997, Commission File Number 1-8007, and incorporated herein by reference.)

      10.18 Continuing Compensation Plan for Retired Directors. (Filed as Exhibit No. 10.17 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

    EXHIBIT NO.                        DESCRIPTION
    ------------  --------------------------------------------------------------


      10.19 Non-Employee Directors' Deferred Compensation Plan. (Filed as Exhibit No.10.18 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

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

         27       Financial Data Schedule

    (b) Report on Form 8-K. None filed during the quarter ended March 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FREMONT GENERAL CORPORATION



Date:  May 13, 1998                         /s/    LOUIS J. RAMPINO
                                            ----------------------------
                                            Louis J. Rampino, President,
                                            Chief Operating Officer and Director



Date:  May 13, 1998                         /s/    JOHN A. DONALDSON
                                            -----------------------------
                                            John A. Donaldson, Senior Vice
                                            President, Controller and Chief
                                            Accounting Officer

                                 EXHIBIT INDEX

                                                                                   SEQUENTIALLY
    EXHIBIT NO.                        DESCRIPTION                                NUMBERED PAGE
    ------------  --------------------------------------------------------------  -------------

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

        4.7       Form  of  Preferred   Securities.  (Included  in Exhibit 4.5).
                  (Filed as Exhibit No 4.8  to  Annual   Report  on  Form  10-K,
                  for the  fiscal  year  ended  December  31,  1995,  Commission
                  File Number 1-8007, and incorporated herein by reference.)

        4.8       Form of 9% Junior Subordinated Debenture. (Included in Exhibit
                  4.3). (Filed as Exhibit No. 4.9 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File
                  Number 1-8007, and incorporated herein by reference.)

       10.1(a) Fremont General Corporation Employee Stock Ownership Plan as amended. (Filed as Exhibit No. 10.1 to Annual Report on
                  Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

       10.1(b)    Amendment   Number  Two  to  the Fremont  General  Corporation
                  Employee Stock Ownership Plan.  (Filed as Exhibit No. 10.1 (b)
                  to Annual  Report on Form  10-K,  for the  fiscal  year  ended
                  December  31,  1997,   Commission  File  Number  1-8007,   and
                  incorporated herein by reference.)

       10.2       Amended and  Restated  Trust  Agreement  for  Fremont  General
                  Corporation  Employee Stock Ownership Plan.  (Filed as Exhibit
                  No. 10.2 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

       10.3(a)    Fremont   General   Corporation   and   Affiliated   Companies
                  Investment  Incentive  Plan.  (Filed as  Exhibit  No.  10.3 to
                  Annual Report on Form 10-K, for the fiscal year ended December
                  31, 1995,  Commission  File Number  1-8007,  and  incorporated herein by reference.)

       10.3(b)    Amendments  Number  One,  Two and Three to the Fremont General
                  Corporation  and  Affiliated  Companies  Investment  Incentive
                  Plan.  (Filed as Exhibit No. 10.3 (b) to  Quarterly Report on
                  Form 10-Q, for the period ended  September 30, 1997,Commission
                  File Number 1-8007, and incorporated herein by reference.)

       10.3(c)    Amendment   Number  Four  to  the Fremont General  Corporation
                  and Affiliated  Companies Investment Incentive Plan. (Filed as
                  Exhibit  No. 10.3 (c) to Annual  Report on Form 10-K,  for the
                  fiscal year ended  December 31, 1997,  Commission  File Number
                  1-8007, and incorporated herein by reference.)

       10.4(a)    Trust  Agreement  for  Investment   Incentive Plan.  (Filed as
                  Exhibit No.  (10)(xi) to Annual  Report on Form 10-K,  for the
                  Fiscal Year Ended  December 31, 1993,  Commission  File Number
                  1-8007, and incorporated herein by reference.)

       10.4(b)    Amendment to Trust  Agreement  for  Investment Incentive Plan.
                  (Filed as Exhibit No. 10.4 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File
                  Number 1-8007, and incorporated herein by reference.)

       10.5(a)    Supplemental  Retirement  Plan  of  the  Company,  as restated
                  January  1,  1997.  (Filed as Exhibit  No.  10.5 to  Quarterly
                  Report on Form 10-Q, for the period ended  September 30, 1997,
                  Commission File Number 1-8007, and incorporated herein by reference.)

       10.5(b)    Amendment  Number  One  to  the  Fremont  General  Corporation
                  Supplemental Retirement Plan of the Company.

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

      10.14(c)    Second   Amendment  to  Employment   Agreement   between   the
                  Company and James A. McIntyre dated August 8, 1997.  (Filed as
                  Exhibit No.  10.14 (c) to Quarterly  Report on Form 10-Q,  for
                  the period ended  September 30, 1997,  Commission  File Number
                  1-8007, and incorporated herein by reference.)

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

      10.17       1998  Management Incentive Compensation  Plan of the  Company.
                  (Filed as Exhibit No. 10.17 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1997, Commission File
                  Number 1-8007,  and incorporated  herein by reference.)

      10.18 Continuing Compensation Plan for Retired Directors. (Filed as Exhibit No. 10.17 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number
                  1-8007,  and  incorporated  herein  by reference.)

      10.19 Non-Employee Directors' Deferred Compensation Plan. (Filed as Exhibit No.10.18 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number
                  1-8007,  and  incorporated  herein  by reference.)

      10.20       Credit  Agreement among Fremont General  Corporation,  Various
                  Lending  Institutions  and the Chase Manhattan Bank,  N.A., As
                  Agent dated  August 1, 1997.  (Filed as Exhibit  No.  10.20 to
                  Quarterly  Report on Form 10-Q, for the period ended September
                  30, 1997, Commission File Number 1-8007, and incorporated herein by reference).

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

         27       Financial Data Schedule
