Form 10-Q
period 1998-06-30
FREMONT GENERAL CORP
filed 1998-08-14
CIK 38984

--------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1998

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock:



                                                         SHARES OUTSTANDING
            CLASS                                          JULY 31, 1998
------------------------------                           ------------------
 Common Stock, $1.00 par value                               34,813,078


--------------------------------------------------------------------------------

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                        PAGE NO.
                                                                        --------
Item    1. Financial Statements

              Consolidated Balance Sheets
                June 30, 1998 and December 31, 1997 ....................      3

              Consolidated Statements of Income
                Three and Six Months Ended June 30, 1998 and 1997 ......      4

              Consolidated Statements of Cash Flows
                Three and Six Months Ended June 30, 1998 and 1997 ......      5

              Notes to Consolidated Financial Statements on
                Form 10-Q ..............................................      6

Item    2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................      7

Item    3. Quantitative and Qualitative Disclosure About
             Market Risk ...............................................     18



                           PART II - OTHER INFORMATION


Items 1-3. Not applicable

Item    4. Submission of Matters to a Vote of Security Holders .........     19

Item    5. Not applicable

Item    6. Exhibits and Reports on Form 8-K ............................     20

Signatures .............................................................     24

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                    JUNE 30,       DECEMBER 31,
                                                                                     1998             1997
                                                                                  -----------      -----------
                                                                                  (UNAUDITED)
                                                                                     (THOUSANDS OF DOLLARS)

ASSETS
Securities available for sale at fair value:
Fixed maturity investments  (cost: 1998 - $1,620,814; 1997 - $1,835,086) .......  $ 1,677,797      $ 1,893,876
  Non-redeemable preferred stock  (cost: 1998 - $406,679; 1997 - $356,223) .....      434,539          378,832
                                                                                  -----------      -----------
     Total securities available for sale .......................................    2,112,336        2,272,708
Loans receivable ...............................................................    2,243,341        1,983,687
Short-term investments .........................................................      226,245          164,626
Other investments ..............................................................        5,638            5,479
                                                                                  -----------      -----------
     TOTAL INVESTMENTS AND LOANS ...............................................    4,587,560        4,426,500


Cash ...........................................................................      104,367           64,987
Accrued investment income ......................................................       39,495           42,038
Premiums receivable and agents' balances .......................................      157,502          146,144
Reinsurance recoverable on paid losses .........................................       22,147           20,287
Reinsurance recoverable on unpaid losses .......................................      684,736          522,928
Deferred policy acquisition costs ..............................................       38,956           38,014
Costs in excess of net assets acquired .........................................      146,046          149,321
Deferred income taxes ..........................................................      135,994          148,757
Other assets ...................................................................      250,384          275,144
Assets held for discontinued operations ........................................      254,200          256,507
                                                                                  -----------      -----------
     TOTAL ASSETS ..............................................................  $ 6,421,387      $ 6,090,627
                                                                                  ===========      ===========

LIABILITIES
  Claims and policy liabilities:
  Losses and loss adjustment expenses ..........................................  $ 2,116,726      $ 2,163,323
  Life insurance benefits and liabilities ......................................      160,971          180,976
  Unearned premiums ............................................................       80,929           78,625
  Dividends to policyholders ...................................................       27,781           37,626
                                                                                  -----------      -----------
     Total Claims and Policy Liabilities .......................................    2,386,407        2,460,550

Reinsurance premiums payable and funds withheld ................................       52,121           13,049
Other liabilities ..............................................................      235,767          250,877
Thrift deposits ................................................................    1,678,973        1,492,985
Short-term debt ................................................................       54,714           26,290
Long-term debt .................................................................      796,442          691,068
Liabilities of discontinued operations .........................................      220,686          222,993
                                                                                  -----------      -----------
     TOTAL LIABILITIES .........................................................    5,425,110        5,157,812

Commitments and contingencies

Company-obligated mandatorily redeemable preferred securities of
  subsidiary Trust holding solely Company junior subordinated debentures .......      100,000          100,000

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share -- Authorized: 75,000,000 shares;
  issued and outstanding: (1998 - 34,855,000 and 1997 - 34,571,000) ............       34,855           34,571
Additional paid-in capital .....................................................      334,089          323,065
Retained earnings ..............................................................      562,545          508,533
Deferred compensation ..........................................................      (90,360)         (86,263)
Accumulated other comprehensive income .........................................       55,148           52,909
                                                                                  -----------      -----------
     TOTAL STOCKHOLDERS' EQUITY ................................................      896,277          832,815
                                                                                  -----------      -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................  $ 6,421,387      $ 6,090,627
                                                                                  ===========      ===========

See notes to consolidated financial statements on Form 10-Q.


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                              1998          1997          1998          1997
                                                           ---------     ---------     ---------     ---------
                                                               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

REVENUES
Property and casualty premiums earned ..................   $ 119,368     $ 120,802     $ 273,530     $ 236,030
Loan interest ..........................................      55,348        47,319       106,374        91,496
Net investment income ..................................      47,953        31,268        94,931        61,045
Realized investment losses .............................        (466)         (498)         (924)       (1,029)
Other revenue ..........................................      16,148         7,264        27,779        13,348
                                                           ---------     ---------     ---------     ---------
        TOTAL REVENUES .................................     238,351       206,155       501,690       400,890

EXPENSES
Losses and loss adjustment expenses ....................      70,233        76,180       173,489       149,277
Policy acquisition costs ...............................      32,638        25,271        58,353        48,782
Provision for loan losses ..............................       2,595         2,167         4,982         3,896
Other operating costs and expenses .....................      46,529        32,765        95,890        62,565
Interest expense .......................................      38,172        33,630        73,659        64,406
                                                           ---------     ---------     ---------     ---------
        TOTAL EXPENSES .................................     190,167       170,013       406,373       328,926
                                                           ---------     ---------     ---------     ---------

Income before taxes ....................................      48,184        36,142        95,317        71,964
Income tax expense .....................................      15,601        11,204        31,082        22,667
                                                           ---------     ---------     ---------     ---------

             NET INCOME ................................   $  32,583     $  24,938     $  64,235     $  49,297
                                                           =========     =========     =========     =========



PER SHARE DATA
 Net income:
      Basic ............................................   $    1.02     $    0.89     $    2.01     $    1.82
      Diluted ..........................................        0.93          0.75          1.84          1.50

 Cash dividends ........................................        0.15          0.15          0.30          0.30

Weighted average shares:
      Basic ............................................      32,013        28,011        31,909        27,074
      Diluted ..........................................      35,083        34,253        35,027        34,066




See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                   1998              1997
                                                                                -----------       -----------
                                                                                     (THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES
Net income .................................................................    $    64,235       $    49,297
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Change in premiums receivable and agents' balances
        and reinsurance recoverable on paid losses .........................        (13,113)          (13,579)
    Change in accrued investment income ....................................          2,543            (2,076)
    Change in claims and policy liabilities ................................       (184,633)          (65,652)
    Amortization of policy acquisition costs ...............................         58,353            48,782
    Policy acquisition costs deferred ......................................        (59,798)          (51,061)
    Provision for deferred income taxes ....................................         11,557             4,948
    Provision for loan losses ..............................................          4,982             3,896
    Provision for depreciation and amortization ............................         18,215            14,824
    Net amortization on fixed maturity investments .........................        (24,215)           (8,949)
    Realized investment losses .............................................            924             1,029
    Change in other assets and liabilities .................................         31,433           (26,378)
                                                                                -----------       -----------
      NET CASH USED IN OPERATING ACTIVITIES ................................        (89,517)          (44,919)

INVESTING ACTIVITIES
  Securities available for sale:
    Purchases of securities ................................................       (421,514)       (1,677,515)
    Sales of securities ....................................................        338,984         1,570,783
    Securities matured or called ...........................................        269,638            16,183
(Increase) decrease in short-term and other investments ....................        (61,778)          (74,056)
Loan originations and bulk purchases funded ................................     (1,035,847)         (496,766)
Receipts from repayments of loans and bulk sales of loans ..................        771,211           323,909
Purchase of property and equipment .........................................        (15,196)           (9,998)
                                                                                -----------       -----------
      NET CASH USED IN INVESTING ACTIVITIES ................................       (154,502)         (347,460)

FINANCING ACTIVITIES
Proceeds from short-term debt ..............................................         16,007           212,497
Repayments of short-term debt ..............................................           (800)                -
Proceeds from long-term debt ...............................................        130,000            29,260
Repayments of long-term debt ...............................................         (6,228)          (20,000)
Net increase in thrift deposits ............................................        185,988           179,154
Annuity contract receipts ..................................................            267               687
Annuity contract withdrawals ...............................................        (24,223)          (16,907)
Dividends paid .............................................................        (10,188)           (8,316)
Stock options exercised ....................................................          1,214            13,110
Net increase in deferred compensation plans ................................         (8,638)          (20,392)
                                                                                -----------       -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES ............................        283,399           369,093
                                                                                -----------       -----------

INCREASE (DECREASE) IN CASH ................................................         39,380           (23,286)

Cash at beginning of year ..................................................         64,987            55,378
                                                                                -----------       -----------

CASH AT JUNE 30, ...........................................................     $  104,367       $    32,092
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

     Total comprehensive income amounted to $32.9 million and $49.7 million for the three months ended June 30, 1998 and 1997, respectively, and $66.5 million and $60.1 million for the six months ended June 30, 1998 and 1997, respectively.


NOTE C --- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 1998 and 1997:


                                                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                       JUNE 30,                 JUNE 30,
                                                                                  1998         1997         1998        1997
                                                                                --------     --------     --------     -------
                                                                                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

Net income (numerator for basic earnings per share) .........................   $ 32,583     $ 24,938     $ 64,235     $ 49,297
Effect of dilutive securities:
  Liquid Yield Option Notes ("LYONs") .......................................         83          727          192        1,701
                                                                                --------     --------     --------     --------
Income available to common stockholders
  after assumed conversions (numerator for diluted earnings per share) ......   $ 32,666     $ 25,665     $ 64,427     $ 50,998
                                                                                ========     ========     ========     ========


Weighted-average shares (denominator for basic earnings per share) ..........     32,013       28,011       31,909       27,074

Effect of dilutive securities:
  Restricted stock ..........................................................      2,085        1,861        2,085        1,861
  Stock options .............................................................        528          118          495          103
  LYONs .....................................................................        457        4,263          538        5,028
                                                                                --------     --------     --------     --------
Dilutive potential common shares ............................................      3,070        6,242        3,118        6,992
                                                                                --------     --------     --------     --------
Adjusted weighted-average shares and assumed
  conversions (denominator for diluted earnings per share) ..................     35,083       34,253       35,027       34,066
                                                                                ========     ========     ========     ========

Basic earnings per share ....................................................   $   1.02       $ 0.89     $  2.01      $   1.82
                                                                                ========     ========     ========     ========

Diluted earnings per share ..................................................   $   0.93       $ 0.75     $   1.84     $   1.50
                                                                                ========     ========     ========     ========


NOTE D --- SUBSEQUENT EVENT

     On July 29, 1998, the Company signed a definitive agreement to purchase UNICARE Specialty Services, Inc., the workers' compensation insurance subsidiary of WellPoint Health Networks Inc., one of the nation's largest publicly traded managed care companies, for approximately $100 million. The cash transaction, subject to regulatory approvals, is expected to close by the end of the third quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A") CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE FACTORS SET FORTH IN THIS MD&A SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

RESULTS OF OPERATIONS

     Fremont General is a nationwide insurance and financial services holding company operating select businesses in niche markets. Fremont General's insurance business includes one of the largest underwriters of workers' compensation insurance in the nation. The Company's financial services business includes commercial real estate lending, residential real estate lending, commercial finance and insurance premium financing. The Company's reported assets as of June 30, 1998 were $6.4 billion. Income before taxes for the six months ended June 30, 1998 was $95.3 million. The primary operating strategy of the Company is to build upon its core business units through acquisition opportunities and new business development. The Company's secondary strategy is to achieve income balance and geographic diversity among its business units in order to limit the exposure of the Company to industry, market and regional concentrations. The Company's stock is traded on the New York Stock Exchange under the symbol "FMT."

     Consistent with its primary operating strategy, the Company's workers' compensation insurance operations have recently expanded through the acquisition on August 1, 1997 of Industrial Indemnity Holdings, Inc. ("Industrial") from Talegen Holdings, Inc ("Talegen"), a subsidiary of Xerox Corporation, whereby a subsidiary of the Company purchased all of the issued and outstanding capital stock of Industrial. The purchase price paid by the Company consisted of $365 million in cash and the pay-off of approximately $79 million of an outstanding debt obligation that Industrial owed to Talegen. Financing for the transaction was provided by internal funds and bank borrowings. Industrial, which specializes in underwriting workers' compensation insurance, has a strong presence in the western United States dating back over 70 years. The acquisition was treated as a purchase for accounting purposes. (See also "Subsequent Event" for information concerning the Company's pending acquisition.)

     The following table presents information for the three and six months ended June 30, 1998 and 1997 with respect to the Company's primary business segments.


                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                              JUNE 30,              JUNE 30,
                                         1998        1997        1998      1997
                                        --------   --------   ---------  ---------
                                                 (THOUSANDS OF DOLLARS)

Revenues:
    Property and casualty ..........    $ 163,326  $ 148,461  $ 360,769  $ 290,964
    Financial services .............       74,175     57,173    139,912    109,396
    Corporate ......................          850        521      1,009        530
                                        ---------  ---------  ---------  ---------
             Total .................    $ 238,351  $ 206,155  $ 501,690  $ 400,890
                                        =========  =========  =========  =========

Income (Loss) Before Taxes:
    Property and casualty ..........    $  41,015  $  32,689  $  82,024  $  65,098
    Financial services .............       14,191     10,482     27,294     20,961
    Corporate ......................       (7,022)    (7,029)   (14,001)   (14,095)
                                        ---------  ---------  ---------  ---------
             Total .................    $  48,184  $  36,142  $  95,317  $  71,964
                                        =========  =========  =========  =========


     The Company generated revenues of approximately $238 million and $502 million in the three and six months ended June 30, 1998, as compared to $206 million and $401 in the same respective periods in 1997. Revenues were higher in the three and six months ended June 30, 1998 as compared to the same prior year periods, due primarily to higher net investment income in the Company's property and casualty segment, as well as higher loan interest and other revenues within the financial services segment. Additionally, workers' compensation insurance premiums in the Company's property and casualty segment were flat in the three month period ended June 30, 1998 and higher in the six month period ended June 30, 1998, as compared to the same prior year periods. The higher workers' compensation insurance premiums and net investment income was due mainly to the acquisition of Industrial on August 1, 1997. Substantially offsetting the Industrial-related increases in workers' compensation insurance premiums in the three months ended June 30, 1998, was the impact of additional ceded reinsurance costs incurred. These additional reinsurance costs were due primarily to additional excess of loss reinsurance purchased for the Company's workers' compensation insurance business which became effective January 1, 1998. See "Property and Casualty Insurance Operations - Premiums." Higher revenues in the financial services segment were due mainly to higher loan interest resulting from growth in the average loan portfolios of the real estate lending operations, as well as higher other revenues resulting primarily from residential real estate loan sales. See "Financial Services." Realized investment losses in the three and six month periods ended June 30, 1998 were $466,000 and $924,000, respectively, as compared to $498,000 and $1,029,000 for the same respective periods in 1997.

     The Company posted net income of $32.6 million or $0.93 diluted earnings per share and $64.2 million or $1.84 diluted earnings per share for the three and six months ended June 30, 1998, respectively, as compared to $24.9 million or $0.75 diluted earnings per share and $49.3 million or $1.50 diluted earnings per share for the same respective periods in 1997. Income before taxes for the three and six month periods ended June 30, 1998 was $48.2 million and $95.3 million, respectively, as compared to $36.1 million and $72.0 million for the same respective periods of 1997, representing increases of 33.3% and 32.5%, respectively, for the three and six month periods.

     The property and casualty insurance operations, consisting primarily of workers' compensation insurance, posted income before taxes of $41.0 million and $82.0 for the three and six month periods ended June 30, 1998, respectively, as compared to $32.7 million and $65.1 million for the three and six month periods ended June 30, 1997, respectively. The increases in income before taxes of 25.5% and 26.0% for the three and six month periods, respectively, were due primarily to the acquisition of Industrial and lower losses incurred resulting from the additional reinsurance purchased by the Company which became effective January 1, 1998. The combined ratio for the three and six month periods ended June 30, 1998 was 96.3% and 96.6%, respectively, as compared to 91.1% and 91.1% for the same respective periods in 1997. The higher combined ratio was due primarily to the combined effects of higher underwriting expenses associated with Industrial's operations, as well as the previously mentioned additional reinsurance, which resulted in a lower premium base as compared to the prior year periods. See "Property and Casualty Insurance Operations - Premiums."

     The financial services operations posted income before taxes for the three and six months ended June 30, 1998 of $14.2 million and $27.3 million, respectively, as compared to $10.5 million and $21.0 million for the same respective periods of 1997. The increases in income before taxes were due mainly to the growth in the average loan portfolio of the real estate lending operation, as well as to gains on residential real estate loan sales. The average loan portfolio of the financial services operations grew to $2.14 billion for the six month period ended June 30, 1998, from $1.83 billion for the same period of 1997.

     Corporate revenues during the three and six month periods ended June 30, 1998 consisted primarily of investment income, while corporate expenses consisted primarily of interest expense and general and administrative expenses. The corporate loss before income taxes for the three and six months ended June 30, 1998 was $7.0 million and $14.0 million, respectively, as compared to $7.0 million and $14.1 million for the same respective periods of 1997.

     Income tax expense of $15.6 million and $31.1 million for the three and six months ended June 30, 1998, respectively, represents effective tax rates of 32.4% and 32.6% on respective income before taxes of $48.2 million and $95.3 million. These effective tax rates are lower than the enacted federal income tax rate of 35%, due primarily to tax exempt investment income which reduces the Company's taxable income.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

     The following table represents information for the three and six month periods ended June 30, 1998 and 1997 with respect to the Company's property and casualty insurance operations:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                              JUNE 30,              JUNE 30,
                                           1998       1997       1998       1997
                                        ---------  ---------  ---------  ---------
                                                 (THOUSANDS OF DOLLARS)

Revenues ............................   $ 163,326  $ 148,461  $ 360,769  $ 290,964
Expenses ............................     122,311    115,772    278,745    225,866
                                        ---------  ---------  ---------  ---------
Income Before Taxes .................   $  41,015  $  32,689  $  82,024  $  65,098
                                        =========  =========  =========  =========


     PREMIUMS. Insurance premiums from the Company's property and casualty insurance operations were $119.4 million and $273.5 million in the three and six month periods ended June 30, 1998, as compared to $120.8 million and $236.0 million for the same periods of 1997. The higher premiums in the six months ended June 30, 1998 were due primarily to the acquisition of Industrial. With this acquisition, the Company has broadened the geographic diversity of its premium writings. Using the Company's estimated annual premiums on policies in effect at June 30, 1998 and 1997 (referred to as "inforce premium"), the percentage of the Company's combined inforce premium in California and Illinois was 58% at June 30, 1998, down significantly from 74% at June 30, 1997. See "Variability of Operating Results" and "Workers' Compensation Regulation." The Industrial acquisition has also afforded the Company a significant presence in the western United States, in addition to California. Historically, these western states, excluding California, have collectively exhibited relatively stable competitive environments; however, there can be no assurance that this stability will continue in the future. In the three months ended June 30, 1998, the Industrial-related increases in workers' compensation insurance premiums were substantially offset by the impact of additional ceded reinsurance costs incurred. These additional reinsurance costs were due primarily to additional excess of loss reinsurance purchased for the Company's workers' compensation insurance business which became effective January 1, 1998. The Company purchased the additional reinsurance in an effort to further reduce the volatility of operating results which occurs through fluctuations in loss costs. As of March 31, 1998, the additional reinsurance purchased reduced the point at which reinsurers assume liability ("the attachment point") from $1 million per loss occurrence to $100,000 per loss occurrence. During the second quarter ended June 30, 1998, the Company purchased additional reinsurance, which was made retroactive to January 1, 1998, that further reduced the attachment point to $50,000 per loss occurrence.

     NET INVESTMENT INCOME. Net investment income within the property and casualty insurance operations increased to $44.4 and $88.2 million in the three and six months ended June 30, 1998, from $28.2 million and $56.0 million for the same periods of 1997. These increases were due primarily to the acquisition of Industrial.

     LOSS AND LOSS ADJUSTMENT EXPENSE. The property and casualty loss and loss adjustment expenses ("LAE") were $70.2 million and $173.5 million in the three and six month periods ended June 30, 1998, as compared to $76.2 million and $149.3 million for the same respective periods of 1997. In addition, the ratio of these losses and LAE to property and casualty insurance premiums earned ("loss ratio") was 58.9% and 63.4% for the three and six month periods ended June 30, 1998, as compared to 63.1% and 63.2% for the same respective periods of 1997. The loss ratio was relatively even for the six month period ended June 30, 1998, as compared to the same prior year period due mainly to the offsetting effects of higher loss ratios in 1998 associated with Industrial, and lower loss ratios in 1998 resulting from the additional reinsurance purchased by the Company and which became effective January 1, 1998. See "Premiums". The loss ratio decreased for the three months ended June 30, 1998, as compared to the same prior year period, due primarily to the impact of the previously mentioned additional reinsurance purchased by the Company in 1998.

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

     POLICY ACQUISITION COSTS AND OTHER OPERATING COSTS AND EXPENSES. The ratio of policy acquisition costs and other operating costs and expenses to insurance premiums is referred to as the expense ratio, which was 36.2% and 32.1% for the three and six month periods ended June 30, 1998, as compared to 28.0% and 27.9% for the same periods of 1997. The increase in this ratio was due primarily to a lower premium base in the three and six month periods of June 30, 1998, resulting from additional reinsurance costs incurred. See "Premiums".

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

     WORKERS' COMPENSATION REGULATION. At June 30, 1998, approximately 58% of the Company's inforce premiums were in California and Illinois. Illinois began operating under an open rating system in 1982 and California began operating under such a system effective January 1, 1995. In an open rating system, workers' compensation companies are provided with advisory premium rates by job classification and each insurance company determines its own rates based in part upon its particular operating and loss costs. Although insurance companies are not required to adopt such advisory premium rates, companies in Illinois generally follow such rates. This characteristic has resulted in increased price competition in Illinois, where overall average decreases in advisory premium rates of 7.9% and 10.0% became effective January 1, 1998 and 1997, respectively. In contrast, insurance companies in California have, since the adoption of an open rating system, generally set their premium rates below such advisory premium rates. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier. Most of the states in which the Company writes premiums operate under some form of open rating system.

FINANCIAL SERVICES

         The Company's financial services operations, which are comprised primarily of the results of Fremont General Credit Corporation ("FGCC"), are principally engaged in commercial and residential real estate lending, commercial finance and insurance premium financing. Revenues consist primarily of interest income and to a lesser extent fees and other income.

     The following table presents information for the three and six month periods ended June 30, 1998 and 1997 with respect to the Company's financial services operations:


                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                              JUNE 30,               JUNE 30,
                                          1998       1997        1998       1997
                                       ---------   --------   ---------  ---------
                                                  (THOUSANDS OF DOLLARS)

Revenues ............................   $ 74,175   $ 57,173   $ 139,912  $ 109,396
Expenses ............................     59,984     46,691     112,618     88,435
                                        --------   --------   ---------  ---------
Income Before Taxes .................   $ 14,191   $ 10,482   $  27,294  $  20,961
                                        ========   ========   =========  =========



     Revenues increased 30% and 28% in the three and six month periods ended June 30, 1998, respectively, as compared to the same respective periods of 1997, due primarily to greater loan interest revenue attributable to the growth in the average loan portfolio of the commercial and residential real estate lending operations. Additionally, higher revenues resulted from increased residential real estate loan sales. These loan sales are pursuant to a program, begun by the Company's real estate lending operation in 1995 and expanded in 1997, of selling certain residential real estate loans to other financial institutions. This has allowed the Company an opportunity to become more selective in its residential real estate loan portfolio, as well as to offer a broader range of residential real estate loans to its customers, primarily through independent brokers. These loan sales are made without recourse to the Company or its subsidiaries.

     Income before taxes in the financial services operations was $14.2 million and $27.3 million for the three and six month periods ended June 30, 1998, respectively, as compared to $10.5 million and $21.0 million for the same respective periods of 1997. The 35% and 30% increases in income before taxes in the three and six month periods ended June 30, 1998, respectively, were due to higher income before taxes in the real estate lending operation. Contributing to this higher income before taxes were higher loan interest revenue due to a greater average real estate loan portfolio, as well as the previously described gains on residential real estate loan sales. These conditions were partially offset by increases in operating expenses.

     The following table identifies the interest income, interest expense, average interest-bearing assets and liabilities, and interest margins for the Company's financial services operations:


                                                                                SIX MONTHS ENDED JUNE 30,
                                                       ----------------------------------------------------------------------------
                                                                     1998                                      1997
                                                       ---------------------------------        -----------------------------------
                                                         AVERAGE                 YIELD/            AVERAGE                  YIELD/
                                                         BALANCE      INTEREST  COST (1)          BALANCE       INTEREST   COST (1)
                                                       -----------   ---------  --------        -----------     --------   --------
                                                                   (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest bearing assets (2) :
    Commercial finance and other assets ............   $   596,750   $  30,669    10.28%        $   597,209     $ 31,824    10.66%
    Thrift and loan:
      Cash equivalents .............................        69,429       1,709     4.92             113,345        3,025     5.34
      Investments ..................................       119,887       3,454     5.76              40,335        1,128     5.59
      Commercial real estate loans .................     1,106,852      54,274     9.81             906,951       42,884     9.46
      Residential real estate loans ................       394,956      18,646     9.44             292,662       14,126     9.65
      Insurance premium financing
         and other thrift loans ....................        59,624       3,388    11.36              53,778        3,054    11.36
                                                       -----------   ---------                  -----------     --------
    Total interest bearing assets ..................   $ 2,347,498   $ 112,140     9.55%        $ 2,004,280     $ 96,041     9.58%
                                                       ===========   =========                  ===========     ========

Interest bearing liabilities:
    Savings deposits ...............................   $   339,088   $   8,766     5.17%        $   245,811     $  6,115     4.98%
    Time deposits ..................................     1,234,898      35,371     5.73             961,426       27,791     5.78
    Other ..........................................         1,673          30     3.59              10,644          295     5.54
    Securitization obligation ......................       285,647       8,788     6.15             302,819        9,174     6.06
    Debt with banks ................................       187,617       6,205     6.61             220,376        7,274     6.60
    Debt from affiliates ...........................        53,660       1,594     5.94              50,553        1,294     5.12
                                                       -----------   ---------                  -----------     --------
    Total interest bearing liabilities .............   $ 2,102,583   $  60,754     5.78%        $ 1,791,629     $ 51,943     5.80%
                                                       ===========   =========                  ===========     ========

Net interest income ................................                 $  51,386                                  $ 44,098
                                                                     =========                                  ========
Net yield ..........................................                               4.38%                                     4.40%

---------------------------------------
(1) Annualized.
(2) Average loan balances include non-accrual loan balances.


     The margin between the Company's interest income and cost of funds was relatively even in the six month period ended June 30, 1998 as compared to the six month period ended June 30, 1997, due primarily to the offsetting effects of a decrease in the yields in the commercial finance segment as increases in the credit quality of the commercial finance portfolio and continued competition resulted in lower yields; and a slight increase in the net margins in the real estate lending operation, due mainly to an increase in the yield on commercial real estate loans offset partially by a decrease in the yield on residential real estate loans.

     LOANS RECEIVABLE AND RESERVE ACTIVITY. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:

                                                          JUNE 30,                DECEMBER 31,
                                                            1998                     1997
                                                    -------------------       -------------------
                                                                  % OF                      % OF
                                                      AMOUNT      TOTAL         AMOUNT      TOTAL
                                                    -----------   -----       -----------   -----
                                                      (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Accounts receivable and inventory loans:
     Commercial finance .........................   $   435,863     19%       $   389,252      19%
Term loans:
     Thrift and loan ............................     1,675,445     73          1,480,824      73
     Commercial finance loans ...................       180,144      8            158,013       8
                                                    -----------   ----        -----------   -----
           Total term loans .....................     1,855,589     81          1,638,837      81
                                                    -----------   ----        -----------   -----
           Total loans ..........................     2,291,452    100          2,028,089     100
Less allowance for possible loan losses .........        48,111      2             44,402       2
                                                    -----------   ----        -----------   -----
     Loans receivable ...........................   $ 2,243,341     98%       $ 1,983,687      98%
                                                    ===========   ====        ===========   =====

     The following table illustrates the maturities of the Company's loans receivable:

                                                            MATURITIES AT JUNE 30, 1998
                                                  ----------------------------------------------
                                                   1 TO 24    25 - 60     OVER 60
                                                    MONTHS     MONTHS      MONTHS      TOTAL
                                                  ---------  ---------   ---------   -----------
                                                               (THOUSANDS OF DOLLARS)

Accounts receivable and inventory
   loans -- variable rate .....................   $ 435,863  $       -   $       -   $   435,863
Term loans -- variable rate ...................     321,981    763,746     499,463     1,585,190
Term loans -- fixed rate ......................     115,624     67,569      87,206       270,399
                                                  ---------  ---------   ---------   -----------

        Total .................................   $ 873,468  $ 831,315   $ 586,669   $ 2,291,452
                                                  =========  =========   =========   ===========

     The Company monitors the relationship of fixed and variable rate loans and interest bearing liabilities in order to minimize interest rate risk.

     During 1997, the Company began originating both commercial and residential real estate loans outside of California. The Company intends to seek portfolio growth outside of California in order to achieve greater geographic diversity in its loan portfolio and thereby lessen the Company's exposure to regional economic conditions. The total amount of commercial and residential real estate loans outstanding on properties located outside of California at June 30, 1998 was $106.6 million and $78.1 million, respectively.

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

     The following table describes the asset classifications, loss experience and reserve reconciliation of the real estate lending and commercial finance operations as of or for the periods ended as shown below:


                                                                                           JUNE 30,
                                                                                ---------------------------
                                                                                   1998            1997
                                                                                -----------     -----------
                                                                                    (THOUSANDS OF DOLLARS,
                                                                                       EXCEPT PERCENTS)

Non-accrual loans ..........................................................    $    25,207     $    25,291
Accrual loans 90 days past due .............................................          1,515           1,360
Real estate owned ("REO") ..................................................          9,638           7,802
                                                                                -----------     -----------
Total non-performing assets ................................................    $    36,360     $    34,453
                                                                                ===========     ===========

Beginning allowance for possible loan losses ...............................    $    44,402     $    37,747
Provision for loan losses ..................................................          4,982           3,896
Charge-offs:
      Commercial finance loans .............................................            892           1,444
      Thrift and loan:
          Commercial real estate ...........................................            173             755
          Residential real estate loans ....................................            571             615
          Insurance premium financing and other thrift loans ...............             97               1
                                                                                -----------     -----------
      Total charge-offs ....................................................          1,733           2,815
                                                                                -----------     -----------
Recoveries:
      Commercial finance loans .............................................            111              22
      Thrift and loan:
          Commercial real estate ...........................................            239             247
          Residential real estate loans ....................................             66             565
          Insurance premium financing and other thrift loans ...............             44              68
                                                                                -----------     -----------
      Total recoveries .....................................................            460             902
                                                                                -----------     -----------
Net charge-offs ............................................................          1,273           1,913
                                                                                -----------     -----------
Ending allowance for possible loan losses ..................................    $    48,111     $    39,730
                                                                                ===========     ===========


Allocation of allowance for possible loan losses:
      Commercial finance loans .............................................    $    11,396     $    12,576
      Thrift and loan ......................................................         36,715          27,154
                                                                                -----------     -----------
      Total allowance for possible loan losses .............................    $    48,111     $    39,730
                                                                                ===========     ===========


Total loans receivable .....................................................    $ 2,291,452     $ 1,896,731
Average total loans receivable .............................................    $ 2,135,611     $ 1,831,712
Net charge-offs to average total loans receivable (annualized) .............           0.12%           0.21%
Non-performing assets to total loans receivable ............................           1.59%           1.82%
Allowance for possible loan losses to total loans receivable ...............           2.10%           2.09%
Allowance for possible loan losses to non-performing assets ................         132.32%         115.32%
Allowance for possible loan losses to non-accrual
      loans and accrual loans 90 days past due .............................         180.04%         149.08%




     Non-performing assets increased a modest 5.5% to $36.4 million at June 30, 1998 from $34.5 million at June 30, 1997, which is a lower rate of increase than the 20.8% increase in total loans receivable to $2.3 billion at June 30, 1998 from $1.9 billion at June 30, 1997.

     The higher provision for loan losses in the six month period ended June 30, 1998, as compared to the same prior year period, is also consistent with the overall increase in total loans receivable. The Company continues to experience low loan loss experience as evidenced by the continued low ratio of net charge-offs to average total loans receivable. The Company's low loan loss experience is further evidenced by the decrease in the ratio of non-performing assets to total loans receivable in the preceding table. The Company's ratio of the allowance for possible loan losses to non-accrual loans and accrual loans 90 days past due increased to 180.04% from 149.08% for the six month periods ended June 30, 1998 and 1997, respectively, thereby increasing the coverage of these non-performing assets by the allowance for possible loan losses.

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

LIQUIDITY AND CAPITAL RESOURCES

     The property and casualty insurance operations must have cash and liquid assets available to meet their obligations to policyholders in accordance with contractual obligations, in addition to having the funds available to meet ordinary operating costs. These operations have several sources of funds to meet their obligations, including cash flow from operations, recoveries from reinsurance contracts and investment securities. By statute, the majority of the cash from these operations is required to be invested in investment grade securities to provide protection for policyholders. The Company invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's investment portfolio had an unrealized gain of $84.8 million and $81.4 million at June 30, 1998 and December 31, 1997, respectively.

     The Company's thrift and loan subsidiary, which is principally engaged in real estate lending, finances its lending activities primarily through customer deposits, which have grown to $1.7 billion at June 30, 1998 from $1.5 billion at December 31, 1997. In addition, this subsidiary is eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"). This financing is available at varying rates and terms. As of June 30, 1998, $370 million was available under the facility with $13 million in advances outstanding.

     The Company's commercial finance operation funds its lending activities primarily through its asset securitization program, an unsecured revolving line of credit with a syndicated bank group and its capital. The asset securitization program was established to provide a stable and cost effective source of funds to facilitate the expansion of this business. As of June 30, 1998, an aggregate $235 million senior series and an aggregate $39 million subordinated series of asset-backed certificates were outstanding. The interest rate on the certificates, set monthly, ranged from LIBOR plus 0.23% to LIBOR plus 0.95% at June 30, 1998. The securities issued in this program have a scheduled maturity of three to five years, but could mature earlier depending on fluctuations in outstanding balances of loans in the portfolio and other factors. As of June 30, 1998, up to $265 million in additional publicly offered asset-backed certificates may be issued pursuant to a shelf registration statement to fund future growth in the commercial finance portfolio. In April 1997, $109.26 million in certificates ("Series D") were issued, comprised of $100 million in senior certificates and $9.26 million in subordinated certificates. The Series D certificates were issued to retire $100 million in maturing Series B certificates. In December 1995, a commercial paper facility was established as part of the asset securitization program. This facility, which expires in December 1998, provides for the issuance of up to $150 million in commercial paper, dependent upon the level of assets within the asset securitization program. As of June 30, 1998, $16 million was outstanding under this facility. The commercial finance operation's unsecured revolving line of credit is with a syndicated bank group that presently permits borrowings of up to $450 million, which includes a revolving credit facility of $350 million and a term loan of $100 million. The revolving credit facility converts to a term loan in August 2000, with ultimate maturity of the term loan in June 2002. The $100 million term loan matures July 2001. The balance outstanding at June 30, 1998 of the revolving credit facility and the term loan was $226 million, with a weighted average interest rate of 6.06%. This credit line is primarily used to finance assets which are not included in the Company's asset securitization program.

     As a holding company, Fremont General pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, management fees paid by its subsidiaries and dividends paid by its subsidiaries. Stockholders' dividends declared aggregated $10.2 million and $9.1 million for the quarters ended June 30, 1998 and 1997, respectively. Several of the Company's subsidiaries are subject to certain statutory and regulatory restrictions and various agreements, principally loan agreements, that restrict their ability to distribute dividends to the Company. The Company expects that during the next few years dividends from its subsidiaries will consist of dividends from its property and casualty insurance subsidiaries and dividends on preferred stock of its thrift and loan holding company and commercial finance subsidiaries. The maximum amount available for payment of dividends by the property and casualty insurance subsidiaries during 1998, without prior regulatory approval, is approximately $67.8 million.

     To facilitate general corporate operations, the Company maintains a revolving line of credit with a syndicated bank group that permits borrowings of up to $400 million, of which $305 million was outstanding as of June 30, 1998. This credit facility expires in July 2002.

     During 1997, an aggregate $185,952,000 principal amount at maturity of Liquid Yield OptionTM Notes due October 12, 2013 (Zero Coupon-Subordinated) ("LYONs") were converted into 3,586,000 shares of the Company's Common Stock. The effect of these conversions was an increase in stockholders' equity and a decrease in long-term debt of $81 million. During the first six months of 1998, an aggregate $12,093,000 principal amount at maturity of LYONs were converted into 233,000 shares of the Company's Common Stock. The effect of the conversions was an increase in stockholders' equity and a decrease in long-term debt of $5.5 million.

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

     Net cash used in operating activities of continuing operations was $89.5 million and $44.9 million for the six months ended June 30, 1998 and 1997, respectively. Net cash used in continuing operations increased in the six months ended June 30, 1998, due primarily to a higher reduction in claims and policy liabilities and a higher net amortization on fixed maturity investments, offset partially by an increase in net income, an increase in the provision for deferred income taxes, an increase in the change in other assets and liabilities and a higher change in accrued investment income. The higher reduction in claims and policy liabilities is due primarily to an increase in 1998 in reinsurance recoverables on unpaid losses and LAE resulting from the additional excess of loss reinsurance purchased by the Company and which became effective January 1, 1998. See "Premiums". The increase in the change in other assets and liabilities is due mainly to the combined effects of an increase in reinsurance premiums payable in 1998 resulting from the previously mentioned additional reinsurance purchased by the Company, and an increase in other assets in the six months ended June 30, 1997, resulting primarily from certain investment securities acquired by the Company on June 30, 1997, but which did not settle until July 1997.

     Net cash used in investing activities decreased to $154.5 million from $347.5 million for the six months ended June 30, 1998 and 1997, respectively. The decrease in net cash used in investing activities was due mainly to an increase in investment sales, maturities and calls, net of purchases and short-term investment activity, offset partially by an increase in loan originations, net of loan sales and repayments.

     Net cash provided by financing activities was $283.4 million and $369.1 million in the six months ended June 30, 1998 and 1997, respectively. Net cash provided by financing activities decreased in the quarter ended June 30, 1998, due primarily to a decrease in short-term and long-term debt proceeds, net of repayments. Contributing to the decrease in short-term debt proceeds was $204 million in borrowings at June 30, 1997 pursuant to certain reverse repurchase agreements within the property and casualty insurance operations.

     The amortized cost of the Company's invested assets were $2.26 billion and $2.36 billion at June 30, 1998 and December 31, 1997, respectively. The invested assets are down slightly at June 30, 1998, as compared to December 31, 1997, due mainly to a decrease in the invested assets of the property and casualty operations.

     The Company's property and casualty premium to surplus ratio for the year ended December 31, 1997 was 1.5 to 1, which is within industry guidelines. The FDIC has established certain capital and liquidity standards for its member institutions, and the Company's thrift and loan subsidiary was in compliance with these standards as of June 30, 1998.

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

     As of June 30, 1998, significant Year 2000 compliance issues remain only within the Company's workers' compensation operation. The Company's financial services Systems, administrative Systems (personnel and accounting) and treasury Systems (cash management and investment portfolio management) are substantially all vendor-supported Systems and have all been rendered Year 2000 compliant. The Company's vendor-supported payroll System has been scheduled for upgrade to a Year 2000 compliant version by September 30, 1998. With respect to the financial services and administrative Systems, the Company has performed the Year 2000 planning, testing, and maintenance tasks using existing internal resources and no additional costs have been incurred. Substantially all remediation work has been performed by the Systems' vendors. The Company also has initiated discussions with its significant policyholders, agents, suppliers, borrowers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their computer systems interface with the Company's Systems or otherwise impact its operations.

     With regard to the workers' compensation operation, the Company developed an action plan in 1996 to render its workers' compensation Systems Year 2000 compliant. Based on an evaluation of the progress made as of June 30, 1998, the Company estimates that its workers' compensation Systems, excluding those Systems supporting Industrial which were acquired August 1, 1997, will be Year 2000 compliant by September 30, 1998. The Industrial Systems are expected to be converted to Year 2000 compliant Systems by June 30, 1999. The costs to be incurred in 1998 by the Company in completing these Year 2000 initiatives are estimated to be approximately $4.5 million.

SUBSEQUENT EVENT

     On July 29, 1998, the Company signed a definitive agreement to purchase UNICARE Specialty Services, Inc., the workers' compensation insurance subsidiary of WellPoint Health Networks Inc., one of the nation's largest publicly traded managed care companies, for approximately $100 million. The cash transaction, subject to regulatory approvals, is expected to close by the end of the third quarter of 1998.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the subheading "Market Risk" in the Company's Management Discussion and Analysis contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

                           PART II - OTHER INFORMATION


ITEM 1:           Legal Proceedings.
                  None.

ITEM 2:           Changes in Securities.
                  None.

ITEM 3:           Defaults Upon Senior Securities.
                  None.

ITEM 4:           Submission of Matters to a Vote of Security Holders.

a)    The Annual Meeting of Stockholders was held on May 19, 1998.

b) The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors have been elected and qualified:

      J.A. McIntyre                         D.W. Morrisroe
      W.R. Bailey                           L.J. Rampino
      H.I. Flournoy                         D.C. Ross
      C.D. Kranwinkle

c) The directors named in (b) above were elected. The results of the voting of the 31,816,165 represented at the meeting are summarized in the following table:
                                                                    VOTES
                                               FOR                 WITHHELD
                                           ----------              --------
      J.A. McIntyre                        31,749,747               66,418
      W.R. Bailey                          31,759,534               56,631
      H.I. Flournoy                        31,722,457               93,708
      C.D. Kranwinkle                      31,762,506               53,659
      D.W. Morrisroe                       31,762,799               53,366
      L.J. Rampino                         31,759,194               56,971
      D.C. Ross                            31,746,307               69,858

d) The Amendment to the Articles of Incorporation - Increase of Authorized shares to 75 million was approved. The results of the voting of the 31,816,165 shares represented at the meeting are summarized in the following table:

         FOR                               AGAINST                ABSTAINED
      ----------                           -------                ---------
      31,095,528                           660,621                  60,016

e) The appointment of the accounting firm of Ernst & Young LLP as the Corporation's Independent Auditors was ratified. The results of the voting of the 31,816,165 shares represented at the meeting are summarized in the following table:


         FOR                               AGAINST                ABSTAINED
      ----------                           -------                ---------
      31,713,850                            31,728                  70,587

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

        3.1       Restated   Articles  of   Incorporation   of  Fremont  General
                  Corporation and amendments.

        3.2 Amended and Restated By-Laws of Fremont General Corporation. (Filed as Exhibit No. 3.3 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)

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

       10.5(b) Amendment Number One to the Fremont General Corporation Supplemental Retirement Plan of the Company. (Filed as Exhibit No. 10.5(b) to Quarterly Report on Form 10-Q for the period ended March 31, 1998, Commission File Number 1-8007, and incorporated herein by reference.)

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

         27       Financial Data Schedule

    (b) REPORT ON FORM 8-K. None filed during the quarter ended June 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FREMONT GENERAL CORPORATION



Date:  August 13, 1998                         /s/    LOUIS J. RAMPINO
                                            ----------------------------
                                            Louis J. Rampino, President,
                                            Chief Operating Officer and Director



Date:  August 13, 1998                         /s/    JOHN A. DONALDSON
                                            -----------------------------
                                            John A. Donaldson, Senior Vice
                                            President, Controller and Chief
                                            Accounting Officer

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

        3.1       Restated   Articles  of   Incorporation   of  Fremont  General
                  Corporation.

        3.2       Amended and Restated By-Laws of Fremont  General  Corporation.
                  (Filed as Exhibit No. 3.3 to Annual Report on  Form 10-K,  for
                  the fiscal  year ended  December 31,  1995,   Commission  File
                  Number 1-8007,  and incorporated  herein by reference.)

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

       10.5(b)    Amendment  Number  One  to  the  Fremont  General  Corporation
                  Supplemental Retirement Plan of the Company. (Filed as Exhibit
                  No. 10.5(b) to Quarterly Report on Form 10-Q for the period ended March 31, 1998, Commission File Number 1-8007, and incorporated herein by reference.)

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
