Form 10-Q
period 1998-09-30
FREMONT GENERAL CORP
filed 1998-11-16
CIK 38984

--------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1998

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock:



                                                         SHARES OUTSTANDING
            CLASS                                         NOVEMBER 2, 1998
------------------------------                           ------------------
 Common Stock, $1.00 par value                               34,950,648


--------------------------------------------------------------------------------

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                        PAGE NO.
                                                                        --------
Item    1. Financial Statements

              Consolidated Balance Sheets
                September 30, 1998 and December 31, 1997 .............        3

              Consolidated Statements of Income
                Three and Nine Months Ended September 30, 1998 .......        4
                and 1997

              Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 1998 and 1997 ........        5

              Notes to Consolidated Financial Statements on
                Form 10-Q ............................................        6

Item    2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .....................        8

Item    3. Quantitative and Qualitative Disclosure About
             Market Risk .............................................       21



                           PART II - OTHER INFORMATION


Items 1-5. Not applicable

Item    6. Exhibits and Reports on Form 8-K ..........................       22

Signatures ...........................................................       27

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                      1998             1997
                                                                                  ------------     -----------
                                                                                  (UNAUDITED)
                                                                                      (THOUSANDS OF DOLLARS)
ASSETS
Securities available for sale at fair value:
  Fixed maturity investments  (cost: 1998 - $1,588,861; 1997 - $1,835,086) .....  $  1,618,654     $ 1,893,876
  Non-redeemable preferred stock  (cost: 1998 - $487,097; 1997 - $356,223) .....       504,647         378,832
                                                                                  ------------     -----------
    TOTAL SECURITIES AVAILABLE FOR SALE ........................................     2,123,301       2,272,708
Loans receivable ...............................................................     2,461,329       1,983,687
Short-term investments .........................................................       349,459         164,626
Other investments ..............................................................         5,720           5,479
                                                                                  ------------     -----------
    TOTAL INVESTMENTS AND LOANS ................................................     4,939,809       4,426,500

Cash ...........................................................................       152,991          64,987
Accrued investment income ......................................................        34,680          42,038
Premiums receivable and agents' balances .......................................       169,621         146,144
Reinsurance recoverable on paid losses .........................................        24,788          20,287
Reinsurance recoverable on unpaid losses .......................................       779,162         522,928
Deferred policy acquisition costs ..............................................        40,267          38,014
Costs in excess of net assets acquired .........................................       168,678         149,321
Deferred income taxes ..........................................................       167,063         148,757
Other assets ...................................................................       256,965         275,144
Assets held for discontinued operations ........................................       242,629         256,507
                                                                                  ------------     -----------
    TOTAL ASSETS ...............................................................  $  6,976,653     $ 6,090,627
                                                                                  ============     ===========

LIABILITIES
Claims and policy liabilities:
  Losses and loss adjustment expenses ..........................................  $  2,344,891     $ 2,163,323
  Life insurance benefits and liabilities ......................................       159,041         180,976
  Unearned premiums ............................................................       101,396          78,625
  Dividends to policyholders ...................................................        22,685          37,626
                                                                                  ------------     -----------
    TOTAL CLAIMS AND POLICY LIABILITIES ........................................     2,628,013       2,460,550

Reinsurance premiums payable and funds withheld ................................        41,557          13,049
Other liabilities ..............................................................       292,450         250,877
Thrift deposits ................................................................     1,851,345       1,492,985
Short-term debt ................................................................        36,715          26,290
Long-term debt .................................................................       913,870         691,068
Liabilities of discontinued operations .........................................       209,115         222,993
                                                                                  ------------     -----------
    TOTAL LIABILITIES ..........................................................     5,973,065       5,157,812

Commitments and contingencies

Company-obligated mandatorily redeemable preferred securities of
  subsidiary Trust holding solely Company junior subordinated debentures .......       100,000         100,000

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share -- Authorized: 75,000,000 shares;
  issued and outstanding: (1998 - 34,816,000 and 1997 - 34,571,000) ............        34,816          34,571
Additional paid-in capital .....................................................       331,718         323,065
Retained earnings ..............................................................       591,608         508,533
Deferred compensation ..........................................................       (85,327)        (86,263)
Accumulated other comprehensive income .........................................        30,773          52,909
                                                                                  ------------     -----------
    TOTAL STOCKHOLDERS' EQUITY .................................................       903,588         832,815
                                                                                  ------------     -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................  $  6,976,653     $ 6,090,627
                                                                                  ============     ===========

See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                              1998         1997           1998          1997
                                                           ---------     ---------     ---------     ---------
                                                              (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
REVENUES
Property and casualty premiums earned ..................   $ 125,515     $ 168,436     $ 399,045     $ 404,466
Loan interest ..........................................      61,974        42,694       168,348       103,739
Net investment income ..................................      49,235        49,018       144,166       140,514
Realized investment losses .............................        (139)         (456)       (1,063)       (1,485)
Other revenue ..........................................      16,490         7,580        44,269        20,928
                                                           ---------     ---------     ---------     ---------
    TOTAL REVENUES .....................................     253,075       267,272       754,765       668,162

EXPENSES
Losses and loss adjustment expenses ....................      71,354       105,092       244,843       254,369
Policy acquisition costs ...............................      29,740        34,107        88,093        82,889
Provision for loan losses ..............................       4,423         2,747         9,405         6,643
Other operating costs and expenses .....................      53,311        43,136       146,256       105,701
Dividends to policyholders .............................       1,328         1,317         4,273         1,317
Interest expense .......................................      42,321        38,647       115,980       103,053
                                                           ---------     ---------     ---------     ---------
    TOTAL EXPENSES .....................................     202,477       225,046       608,850       553,972
                                                           ---------     ---------     ---------     ---------

Income before taxes ....................................      50,598        42,226       145,915       114,190
Income tax expense .....................................      16,411        13,407        47,493        36,074
                                                           ---------     ---------     ---------     ---------

    NET INCOME .........................................   $  34,187     $  28,819     $  98,422     $  78,116
                                                           =========     =========     =========     =========



PER SHARE DATA
  Net income:
    Basic ..............................................   $    1.07     $    0.97     $    3.08     $    2.79
    Diluted ............................................        0.98          0.85          2.82          2.35

  Cash dividends .......................................        0.15          0.15          0.45          0.45

  Weighted average shares:
    Basic ..............................................      32,048        29,737        31,956        27,971
    Diluted ............................................      35,053        34,402        35,012        34,179




See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                    1998             1997
                                                                                -----------       -----------
                                                                                    (THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES
Net income .................................................................    $    98,422       $    78,116
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Change in premiums receivable and agents' balances
        and reinsurance recoverable on paid losses .........................        (15,494)           (8,208)
    Change in accrued investment income ....................................          7,487             8,160
    Change in claims and policy liabilities ................................       (302,252)         (140,373)
    Amortization of policy acquisition costs ...............................         88,093            82,889
    Policy acquisition costs deferred ......................................        (90,185)          (84,606)
    Provision for deferred income taxes ....................................         17,411            12,838
    Provision for loan losses ..............................................          9,405             6,643
    Provision for depreciation and amortization ............................         28,761            21,604
    Net amortization on fixed maturity investments .........................        (18,975)          (12,694)
    Realized investment losses .............................................          1,063             1,485
    Change in other assets and liabilities .................................         56,597            77,568
                                                                                -----------       -----------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..................       (119,667)           43,422

INVESTING ACTIVITIES
Securities available for sale:
  Purchases of securities ..................................................       (659,138)       (3,509,089)
  Sales of securities ......................................................        500,136         2,867,205
  Securities matured or called .............................................        295,744            23,923
Decrease in short-term and other investments ...............................        159,627           465,134
Loan originations and bulk purchases funded ................................     (1,690,172)         (733,800)
Receipts from repayments of loans and bulk sales of loans ..................      1,203,125           463,797
Purchase of subsidiaries, less cash acquired ...............................       (114,626)         (317,205)
Purchase of property and equipment .........................................        (22,942)          (15,700)
                                                                                -----------       -----------
      NET CASH USED IN INVESTING ACTIVITIES ................................       (328,246)         (755,735)

FINANCING ACTIVITIES
Proceeds from short-term debt ..............................................              -           353,539
Repayments of short-term debt ..............................................         (2,792)           (1,967)
Proceeds from long-term debt ...............................................        277,750           274,260
Repayments of long-term debt ...............................................        (36,228)         (117,750)
Net increase in thrift deposits ............................................        358,360           258,276
Annuity contract receipts ..................................................            748             1,202
Annuity contract withdrawals ...............................................        (37,354)          (25,269)
Dividends paid .............................................................        (15,311)          (13,046)
Stock options exercised ....................................................          1,435            13,111
Net increase in deferred compensation plans ................................        (10,691)          (20,393)
                                                                                -----------       -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES ............................        535,917           721,963
                                                                                -----------       -----------

INCREASE IN CASH ...........................................................         88,004             9,650

Cash at beginning of year ..................................................         64,987            55,378
                                                                                -----------       -----------

CASH AT SEPTEMBER 30, ......................................................    $   152,991       $    65,028
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

NOTE B --- ACQUISITION

     On September 2, 1998, the Company completed the acquisition of UNICARE Specialty Services, Inc., ("UNICARE") the workers' compensation insurance subsidiary of WellPoint Health Networks Inc., one of the nation's largest publicly traded managed care companies, for $110 million in cash. At acquisition date, UNICARE's assets approximated $408 million, including $348 million in investment securities. Liabilities assumed approximated $311 million, including $293 million of loss reserves. UNICARE's operating results are included in the Company's consolidated statement of income from the date of acquisition. The impact of the UNICARE acquisition on the Company's results of operations for the three and nine months ended September 30, 1998 was not material.

NOTE C --- COMPREHENSIVE INCOME

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

     Total comprehensive income amounted to $9.8 million and $60.2 million for the nine months ended September 30, 1998 and 1997, respectively, and $76.3 million and $120.3 million for the nine months ended September 30, 1998 and 1997, respectively. Included in comprehensive income for these periods was the net change in unrealized gains (losses) of $(24.4) million and $31.3 million for the three months ended September 30, 1998 and 1997, respectively, and $(22.1) million and $42.2 million for the nine months ended September 30, 1998 and 1997, respectively.

NOTE D - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 1998 and 1997:


                                                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                                -------------------   -------------------
                                                                                  1998       1997       1998       1997
                                                                                --------   --------   --------   --------
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)


Net income (numerator for basic earnings per share) .........................   $ 34,187   $ 28,819   $ 98,422   $ 78,116
Effect of dilutive securities:
  Liquid Yield Option Notes ("LYONs") .......................................         77        447        269      2,148
                                                                                --------   --------   --------   --------
Income available to common stockholders
  after assumed conversions (numerator for diluted earnings per share .......   $ 34,264   $ 29,266   $ 98,691   $ 80,264
                                                                                ========   ========   ========   ========

Weighted-average shares (denominator for basic earnings per share) ..........     32,048     29,737     31,956     27,971

Effect of dilutive securities:
  Restricted stock ..........................................................      2,085      1,861      2,085      1,861
  Stock options .............................................................        461        241        474        150
  LYONs .....................................................................        459      2,563        497      4,197
                                                                                --------   --------   --------   --------
Dilutive potential common shares ............................................      3,005      4,665      3,056      6,208
                                                                                --------   --------   ---------  --------
Adjusted weighted-average shares and assumed
  conversions (denominator for diluted earnings per share) ..................     35,053     34,402     35,012     34,179
                                                                                ========   ========   ========   ========

Basic earnings per share ....................................................   $   1.07   $   0.97   $   3.08   $   2.79
                                                                                ========   ========   ========   ========

Diluted earnings per share ..................................................   $   0.98   $   0.85   $   2.82   $   2.35
                                                                                ========   ========   ========   ========

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

RESULTS OF OPERATIONS

     Fremont General is a nationwide insurance and financial services holding company operating select businesses in niche markets. Fremont General's insurance business includes one of the largest underwriters of workers' compensation insurance in the nation. The Company's financial services business includes commercial real estate lending, residential real estate lending, commercial finance and insurance premium financing. The Company's reported assets as of September 30, 1998 were $7.0 billion. Income before taxes for the nine months ended September 30, 1998 was $146 million. The primary operating strategy of the Company is to build upon its core business units through acquisition opportunities and new business development. The Company's secondary strategy is to achieve income balance and geographic diversity among its business units in order to limit the exposure of the Company to industry, market and regional concentrations. The Company's stock is traded on the New York Stock Exchange under the symbol "FMT."

     Consistent with its primary operating strategy, the Company's workers' compensation insurance operations have recently expanded through acquisition. On September 2, 1998, the Company acquired UNICARE Specialty Services, Inc. ("UNICARE"), the workers' compensation insurance subsidiary of Wellpoint Health Networks Inc., one of the nation's largest publicly traded managed care companies, for $110 million in cash. At acquisition date, UNICARE's assets approximated $408 million, including $348 million in investment securities. Liabilities assumed approximated $311 million, including $293 million of loss reserves. Additionally, on August 1, 1997 the Company acquired Industrial Indemnity Holdings, Inc. ("Industrial") from Talegen Holdings, Inc ("Talegen"), a subsidiary of Xerox Corporation, whereby a subsidiary of the Company purchased all of the issued and outstanding capital stock of Industrial. The purchase price paid by the Company consisted of $365 million in cash and the pay-off of approximately $79 million of an outstanding debt obligation that Industrial owed to Talegen. Financing for the transaction was provided by internal funds and bank borrowings. Industrial, which specializes in underwriting workers' compensation insurance, has a strong presence in the western United States dating back over 70 years.

     The following table presents information for the three and nine months ended September 30, 1998 and 1997 with respect to the Company's primary business segments.


                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                           SEPTEMBER 30,          SEPTEMBER 30,
                                          1998       1997        1998      1997
                                        --------   --------   ---------  ---------
                                                  (THOUSANDS OF DOLLARS)
Revenues:
    Property and casualty ..........    $ 170,488  $ 207,664  $ 531,257  $ 498,628
    Financial services .............       81,934     59,517    221,846    168,913
    Corporate ......................          653         91      1,662        621
                                        ---------  ---------  ---------  ---------
             Total .................    $ 253,075  $ 267,272  $ 754,765  $ 668,162
                                        =========  =========  =========  =========

Income (Loss) Before Taxes:
    Property and casualty ..........    $  42,860  $  38,720  $ 124,884  $ 103,818
    Financial services .............       14,754     10,483     42,048     31,444
    Corporate ......................       (7,016)    (6,977)   (21,017)   (21,072)
                                        ---------  ---------  ---------  ---------
             Total .................    $  50,598  $  42,226  $ 145,915  $ 114,190
                                        =========  =========  =========  =========


     The Company generated revenues of approximate $253 million and $755 million in the three and nine months ended September 30, 1998, as compared to $267 million and $668 million in the same respective periods in

1997. Revenues were lower in the three month period ended September 30, 1998 as compared to the same prior year period due primarily to the impact of additional ceded reinsurance costs incurred. These additional reinsurance costs were due primarily to additional excess of loss reinsurance purchased for the Company's workers' compensation insurance business which became effective January 1, 1998. See "Property and Casualty Insurance Operations - Premiums." This was offset partially by higher revenue in the financial services segment due mainly to higher loan interest resulting from growth in the average loan portfolio, as well as higher other revenues resulting primarily from residential real estate loan sales. Revenues were higher in the nine months ended September 30,1998 as compared to the same prior year period, due primarily to higher loan interest and other revenues within the financial services segment. Additionally, workers' compensation insurance premiums in the Company's property and casualty segment were slightly lower in the nine month period ended September 30, 1998, as compared to the same prior year period. Higher workers' compensation insurance premiums, due mainly to the acquisition of Industrial on August 1, 1997, were more than offset by the impact of additional ceded reinsurance costs incurred. These additional reinsurance costs were due primarily to additional excess of loss reinsurance purchased for the Company's workers' compensation insurance business which became effective January 1, 1998. Higher revenues in the financial services segment were due mainly to higher loan interest resulting from growth in the average loan portfolio, as well as higher other revenues resulting primarily from residential real estate loan sales. See "Financial Services." Realized investment losses in the three and nine month periods ended September 30, 1998 were $139,000 and $1,063,000, respectively, as compared to $456,000 and $1,485,000 for the same respective periods in 1997.

     The Company posted net income of $34.2 million or $0.98 diluted earnings per share and $98.4 million or $2.82 diluted earnings per share for the three and nine months ended September 30, 1998, respectively, as compared to $28.8 million or $0.85 diluted earnings per share and $78.1 million or $2.35 diluted earnings per share for the same respective periods in 1997. Income before taxes for the three and nine month periods ended September 30, 1998 was $50.6 million and $145.9 million, respectively, as compared to $42.2 million and $114.2 million for the same respective periods of 1997, representing increases of 19.8% and 27.8%, respectively, for the three and nine month periods.

     The property and casualty insurance operations, consisting primarily of workers' compensation insurance, posted income before taxes of $42.9 million and $124.9 million for the three and nine month periods ended September 30, 1998, respectively, as compared to $38.7 million and $103.8 million for the three and nine month periods ended September 30, 1997, respectively. The increases in income before taxes of 10.7% and 20.3% for the three and nine month periods, respectively, were due primarily to the acquisition of Industrial and lower losses incurred resulting from the additional reinsurance purchased by the Company which became effective January 1, 1998. The combined ratio for the three and nine month periods ended September 30, 1998 was 95.7% and 96.3%, respectively, as compared to 93.2% and 92.0% for the same respective periods in 1997. The higher combined ratio was due primarily to the combined effects of higher underwriting expenses associated with Industrial's operations, as well as the previously mentioned additional reinsurance, which resulted in a lower premium base as compared to the prior year periods. See "Property and Casualty Insurance Operations - Premiums."

     The financial services operations posted income before taxes for the three and nine months ended September 30, 1998 of $14.8 million and $42.0 million, respectively, as compared to $10.5 million and $31.4 million for the same respective periods of 1997. The increases in income before taxes were due mainly to the growth in the average loan portfolio of the real estate lending operation, as well as to gains on residential real estate loan sales. The average loan portfolio of the financial services operations grew to $2.24 billion for the nine month period ended September 30, 1998, from $1.86 billion for the same period of 1997.

     Corporate revenues during the three and nine month periods ended September 30, 1998 consisted primarily of investment income, while corporate expenses consisted primarily of interest expense and general and administrative expenses. The corporate loss before income taxes for the three and nine months ended September 30, 1998 was $7.0 million and $21.0 million, respectively, as compared to $7.0 million and $21.1 million for the same respective periods of 1997.

     Income tax expense of $16.4 million and $47.5 million for the three and nine months ended September 30, 1998, respectively, represents effective tax rates of 32.4% and 32.5% on respective income before taxes of $50.6 million and $145.9 million. These effective tax rates are lower than the enacted federal income tax rate of 35%, due primarily to tax exempt investment income which reduces the Company's taxable income.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

        The following table represents information for the three and nine month periods ended September 30, 1998 and 1997 with respect to the Company's property and casualty insurance operations:


                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                            SEPTEMBER 30,          SEPTEMBER 30,
                                           1998       1997       1998       1997
                                        ---------  ---------  ---------  ---------
                                                 (THOUSANDS OF DOLLARS)


Revenues ............................   $ 170,488  $ 207,664  $ 531,257  $ 498,628
Expenses ............................     127,628    168,944    406,373    394,810
                                        ---------  ---------  ---------  ---------
Income Before Taxes .................   $  42,860  $  38,720  $ 124,884  $ 103,818
                                        =========  =========  =========  =========


     PREMIUMS. Insurance premiums from the Company's property and casualty insurance operations were $125.5 million and $399.0 million in the three and nine month periods ended September 30, 1998, as compared to $168.4 million and $404.5 million for the same periods of 1997. The lower premiums in the three and nine month periods ended September 30, 1998, were due primarily to the impact of additional ceded reinsurance costs incurred, offset partially by the Industrial-related increases in workers' compensation insurance premiums. These additional reinsurance costs were due to additional excess of loss reinsurance purchased for the Company's workers' compensation insurance business, which became effective January 1, 1998. The Company purchased the additional reinsurance in an effort to further reduce the volatility of operating results which occurs through fluctuations in loss costs. The additional reinsurance purchased reduced the point at which reinsurers assume liability ("the attachment point") from $1 million per loss occurrence to $50,000 per loss occurrence. See "Variability of Operating Results" and "Workers' Compensation Regulation."

     NET INVESTMENT INCOME. Net investment income within the property and casualty insurance operations increased to $45.1 and $133.3 million in the three and nine months ended September 30, 1998, from $39.7 million and $95.7 million for the same periods of 1997. These increases were due primarily to the acquisition of Industrial.

     LOSS AND LOSS ADJUSTMENT EXPENSE. The property and casualty loss and loss adjustment expenses ("LAE") were $71.4 million and $244.8 million in the three and nine month periods ended September 30, 1998, as compared to $105.1 million and $254.4 million for the same respective periods of 1997. In addition, the ratio of these losses and LAE to property and casualty insurance premiums earned ("loss ratio") was 56.8% and 61.3% for the three and nine month periods ended September 30, 1998, as compared to 62.4% and 62.9% for the same respective periods of 1997. The loss ratio decreased in the three and nine months ended September 30, 1998, as compared to the same prior year periods, due primarily to lower ratios in 1998 resulting from the additional reinsurance purchased by the Company and which became effective January 1, 1998, offset partially by higher loss ratios in 1998 associated with Industrial. See "Premiums".

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

     POLICY ACQUISITION COSTS AND OTHER OPERATING COSTS AND EXPENSES. The ratio of policy acquisition costs and other operating costs and expenses to insurance premiums is referred to as the expense ratio, which was 37.8% and 33.9% for the three and nine month periods ended September 30, 1998, as compared to 30.0% and 28.8% for the same periods of 1997. The increases in this ratio were due primarily to a lower premium base in the three and nine month periods of September 30, 1998, resulting from additional reinsurance costs incurred. See "Premiums".

     VARIABILITY OF OPERATING RESULTS. The Company's profitability can be affected significantly by many factors including competition, the severity and frequency of claims, interest rates, regulations, court decisions, the judicial climate, and general economic conditions and trends, all of which are outside of the Company's control. These factors have contributed, and in the future could contribute, to significant variation of results of operations in different aspects of the Company's business from quarter to quarter and year to year. With respect to the workers' compensation insurance business, changes in economic conditions can lead to reduced premium levels due to lower payrolls as well as increased claims due to the tendency of workers who are laid off to submit workers' compensation claims. Legislative and regulatory changes can also contribute to variable operating results for workers' compensation insurance businesses. For example, in 1995 the Company experienced the negative impact of lower premiums and lower profitability on the Company's California workers' compensation business due to increased price competition resulting from legislation enacted in California in July 1993 which, among other things, repealed the minimum rate law effective January 1, 1995. Additionally, price competition in Illinois, where the Company has a significant presence, continues to impact the Company's profitability, where overall average decreases of 7.9% and 10.0% in advisory premium rates, which workers' compensation insurance companies in Illinois tend to follow, became effective January 1, 1998 and 1997, respectively. See "Workers' Compensation Regulation." The acquisition of
Industrial has mitigated the adverse effects of this price competition in Illinois by providing the Company with a broader geographic diversity of its premium writings. Industrial has a significant presence in the western United States, in addition to California. The Company anticipates that its results of operations and financial condition will continue to be adversely affected by the continued price competition in Illinois and California. Also, the establishment of appropriate reserves necessarily involves estimates, and reserve adjustments have caused significant fluctuations in operating results from year to year.

     WORKERS' COMPENSATION REGULATION. At September 30, 1998, approximately 63% of the Company's inforce premiums were in California and Illinois. Illinois began operating under an open rating system in 1982 and California began operating under such a system effective January 1, 1995. In an open rating system, workers' compensation insurance companies are provided with advisory premium rates by job classification and each insurance company determines its own rates based in part upon its particular operating and loss costs. Although insurance companies are not required to adopt such advisory premium rates, companies in Illinois generally follow such rates. This characteristic has resulted in increased price competition in Illinois, where overall average decreases in advisory premium rates of 7.9% and 10.0% became effective January 1, 1998 and 1997, respectively. In contrast, insurance companies in California have, since the adoption of an open rating system, generally set their premium rates below such advisory premium rates. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier. Most of the states in which the Company writes premiums operate under some form of open rating system.

FINANCIAL SERVICES

     The Company's financial services operations, which are comprised primarily of the results of Fremont General Credit Corporation ("FGCC"), are principally engaged in commercial and residential real estate lending, commercial finance and insurance premium financing. Revenues consist primarily of interest income and to a lesser extent fees and other income.

     The following table presents information for the three and nine month periods ended September 30, 1998 and 1997 with respect to the Company's financial services operations:


                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                           SEPTEMBER 30,           SEPTEMBER 30,
                                          1998        1997        1998        1997
                                       ---------   --------   ---------  ---------
                                                  (THOUSANDS OF DOLLARS)

Revenues ............................   $ 81,934   $ 59,517   $ 221,846  $ 168,913
Expenses ............................     67,180     49,034     179,798    137,469
                                        --------   --------   ---------  ---------
Income Before Taxes .................   $ 14,754   $ 10,483   $  42,048  $  31,444
                                        ========   ========   =========  =========



     Revenues increased 38% and 31% in the three and nine month periods ended September 30, 1998, respectively, as compared to the same respective periods of 1997, due primarily to greater loan interest revenue attributable to the growth in the average loan portfolio of the commercial and residential real estate lending operations. Additionally, higher revenues resulted from increased residential real estate loan sales. These loan sales are pursuant to a program, begun by the Company's real estate lending operation in 1995 and expanded in 1997, of selling certain residential real estate loans to other financial institutions. This has allowed the Company an opportunity to become more selective in its residential real estate loan portfolio, as well as to offer a broader range of residential real estate loans to its customers, primarily through independent brokers. These loan sales are made without recourse to the Company or its subsidiaries.

     Income before taxes in the financial services operations was $14.8 million and $42.0 million for the three and nine month periods ended September 30, 1998, respectively, as compared to $10.5 million and $31.4 million for the same respective periods of 1997. The 41% and 34% increases in income before taxes in the three and nine month periods ended September 30, 1998, respectively, were due to higher income before taxes in the real estate lending operation. Contributing to this higher income before taxes were higher loan interest revenue due to a greater average real estate loan portfolio, as well as the previously described gains on residential real estate loan sales. These conditions were partially offset by increases in operating expenses.

     The following table identifies the interest income, interest expense, average interest-bearing assets and liabilities, and interest margins for the Company's financial services operations:


                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                       ----------------------------------------------------------------------------
                                                                     1998                                      1997
                                                       -----------------------------------      -----------------------------------
                                                         AVERAGE                   YIELD/         AVERAGE                   YIELD/
                                                         BALANCE      INTEREST    COST (1)        BALANCE       INTEREST   COST (1)
                                                       -----------    ---------   --------      -----------     ---------  --------
                                                                   (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest bearing assets (2) :
  Commercial real estate loans .....................   $ 1,158,924   $   86,436      9.94%      $   925,977     $  66,597     9.59%
  Residential real estate loans ....................       404,881       28,493      9.38           305,792        22,063     9.62
  Commercial finance loans .........................       617,215       48,167     10.41           580,243        47,182    10.84
  Other loans ......................................        61,402        5,252     11.40            54,712         4,677    11.40
  Investments ......................................       225,110        9,229      5.47           180,782         7,460     5.50
                                                       -----------    ---------                 -----------     ---------
    Total interest bearing assets ..................   $ 2,467,532    $ 177,577      9.60%      $ 2,047,506     $ 147,979     9.64%
                                                       ===========    =========                 ===========     =========


Interest bearing liabilities:
  Time deposits ....................................   $ 1,281,927   $   55,105      5.73%      $   992,296     $  43,306     5.82%
  Savings deposits .................................       360,189       14,052      5.20           257,449         9,710     5.03
  Securitization obligation ........................       283,602       13,142      6.18           301,355        13,819     6.11
  Debt with banks ..................................       232,361       11,420      6.55           219,762        10,904     6.62
  Debt from affiliates .............................        53,932        2,453      6.06            50,968         2,042     5.34
  Other ............................................         1,458           37      3.38             7,093           303     5.70
                                                       -----------   ----------                 -----------     ---------
    Total interest bearing liabilities .............   $ 2,213,469   $   96,209      5.80%      $ 1,828,923     $  80,084     5.84%
                                                       ===========   ==========                 ===========     =========

Net interest income ................................                 $   81,368                                 $  67,895
                                                                     ==========                                 =========
Net yield ..........................................                                 4.40%                                    4.42%



---------------------------
(1)  Annualized
(2)  Average loan balances include non-accrual loan balances.



     The margin between the Company's interest income and cost of funds was relatively even in the nine month period ended September 30, 1998 as compared to the nine month period ended September 30, 1997, due primarily to the offsetting effects of a decrease in the net yields in the commercial finance segment as increases in the credit quality of the commercial finance portfolio and continued competition resulted in lower yields; and an increase in the net yields in the real estate lending operation, due mainly to an increase in the yield on commercial real estate loans offset partially by a decrease in the yield on residential real estate loans.

     LOANS RECEIVABLE AND RESERVE ACTIVITY. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:


                                                 SEPTEMBER 30,          DECEMBER 31,
                                                    1998                    1997
                                             -------------------     ------------------
                                                           % OF                   % OF
                                                AMOUNT     TOTAL        AMOUNT    TOTAL
                                             -----------   -----     -----------  -----
                                               (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Term loans:
  Real estate loans ......................   $ 1,757,660     70%     $ 1,480,824     73%
  Commercial finance loans ...............       237,153      9          158,013      8
                                             -----------   -----     -----------  -----
    Total term loans .....................     1,994,813     79        1,638,837     81

Revolving loans:
  Commercial finance loans ...............       519,228     21          389,252     19
                                             -----------   -----     -----------  -----
    Total loans ..........................     2,514,041    100        2,028,089    100
Less allowance for possible loan losses ..        52,712      2           44,402      2
                                             -----------   -----     -----------  -----
    Loans receivable .....................   $ 2,461,329     98%     $ 1,983,687     98%
                                             ===========   =====     ===========  =====


     The following table illustrates the maturities of the Company's loans receivable:

                                                           MATURIES AT SEPTEMBER 30, 1998
                                                  ------------------------------------------------
                                                    1 TO 24     25 - 60     OVER 60
                                                     MONTHS      MONTHS      MONTHS        TOTAL
                                                  -----------  ---------   ---------   -----------
                                                               (THOUSANDS OF DOLLARS)


Terms loans -- variable rate...................   $   376,895  $ 868,780   $ 461,879   $ 1,707,554
Term loans -- fixed rate ......................       109,570     74,490     103,199       287,259
Revolving loans -- variable ...................       519,228          -           -       519,228
                                                  -----------  ---------   ---------   -----------
        Total .................................   $ 1,005,693  $ 943,270   $ 565,078   $ 2,514,041
                                                  ===========  =========   =========   ===========



     The Company monitors the relationship of fixed and variable rate loans and interest bearing liabilities in order to minimize interest rate risk.

     During 1997, the Company began originating both commercial and residential real estate loans outside of California. The Company intends to seek portfolio growth outside of California in order to achieve greater geographic diversity in its loan portfolio and thereby lessen the Company's exposure to regional economic conditions. The total amount of commercial and residential real estate loans outstanding on properties located outside of California at September 30, 1998 was $164.5 million and $109.6 million, respectively.

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

     The following table describes the asset classifications, loss experience and reserve reconciliation of the real estate lending and commercial finance operations as of or for the periods ended as shown below:


                                                                                        SEPTEMBER 30,
                                                                                ---------------------------
                                                                                    1998            1997
                                                                                -----------     -----------
                                                                                   (THOUSANDS OF DOLLARS,
                                                                                      EXCEPT PERCENTS)

Non-accrual loans ..........................................................    $    23,947     $    28,610
Accrual loans 90 days past due .............................................          1,617             882
Real estate owned ("REO") ..................................................          8,568          10,631
                                                                                -----------     -----------
Total non-performing assets ................................................    $    34,132     $    40,123
                                                                                ===========     ===========

Beginning allowance for possible loan losses ...............................    $    44,402     $    37,747
Provision for loan losses ..................................................          9,405           6,643
Reserves established with portfolio acquisitions ...........................            777               -
Charge-offs:
  Commercial real estate loans .............................................            202             790
  Residential real estate loans ............................................            868             977
  Commercial finance loans .................................................          1,282           2,303
  Other loans ..............................................................            117             152
                                                                                -----------     -----------
    Total charge-offs ......................................................          2,469           4,222
                                                                                -----------     -----------
Recoveries:
  Commercial real estate loans .............................................            319             338
  Residential real estate loans ............................................             92             596
  Commercial finance loans .................................................            116              11
  Other loans ..............................................................             70             123
                                                                                -----------    ------------
    Total recoveries .......................................................            597           1,068
                                                                                -----------    ------------
Net charge-offs ............................................................          1,872           3,154
                                                                                -----------    ------------
Ending allowance for possible loan losses ..................................    $    52,712    $     41,236
                                                                                ===========    ============


Allocation of allowance for possible loan losses:
  Real estate loans ........................................................    $    38,811    $     29,945
  Commercial finance loans .................................................         13,901          11,291
                                                                                -----------    ------------
    Total allowance for possible loan losses ...............................    $    52,712    $     41,236
                                                                                ===========    ============


Total loans receivable .....................................................    $ 2,514,041    $  1,992,636
Average total loans receivable .............................................    $ 2,242,422    $  1,864,222
Net charge-offs to average total loans receivable (annualized) .............           0.11%           0.23%
Non-performing assets to total loans receivable ............................           1.36%           2.01%
Allowance for possible loan losses to total loans receivable ...............           2.10%           2.07%
Allowance for possible loan losses to non-performing assets ................         154.44%         102.77%
Allowance for possible loan losses to non-accrual
  loans and accrual loans 90 days past due .................................         206.20%         139.82%



     Non-performing assets decreased 14.9% to $34.1 million at September 30, 1998 from $40.1 million at September 30, 1997, despite a 26.2% increase in total loans receivable to $2.5 billion at September 30, 1998 from $2.0 billion at September 30, 1997.

     The higher provision for loan losses in the nine month period ended September 30, 1998, as compared to the same prior year period, is also consistent with the overall increase in total loans receivable. The Company continues to experience low loan loss experience as evidenced by the continued low ratio of net charge-offs to average total loans receivable. The Company's low loan loss experience is further evidenced by the decrease in the ratio of non-performing assets to total loans receivable in the preceding table. The Company's ratio of the allowance for possible loan losses to non-accrual loans and accrual loans 90 days past due increased to 206.20% from 139.82% for the nine month periods ended September 30, 1998 and 1997, respectively, thereby increasing the coverage of these non-performing assets by the allowance for possible loan losses.

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

LIQUIDITY AND CAPITAL RESOURCES

     The property and casualty insurance operations must have cash and liquid assets available to meet their obligations to policyholders in accordance with contractual obligations, in addition to having the funds available to meet ordinary operating costs. These operations have several sources of funds to meet their obligations, including cash flow from operations, recoveries from reinsurance contracts and investment securities. By statute, the majority of the cash from these operations is required to be invested in investment grade securities to provide protection for policyholders. The Company invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's investment portfolio had an unrealized gain of $47.3 million and $81.4 million at September 30, 1998 and December 31, 1997, respectively.

     The Company's thrift and loan subsidiary, which is principally engaged in real estate lending, finances its lending activities primarily through customer deposits, which have grown to $1.9 billion at September 30, 1998 from $1.5 billion at December 31, 1997. In addition, this subsidiary is eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"). This financing is available at varying rates and terms. As of September 30, 1998, $475 million was available under the facility with no advances outstanding.

     The Company's commercial finance operation funds its lending activities primarily through its asset securitization program, an unsecured revolving line of credit with a syndicated bank group and its capital. The asset securitization program was established to provide a stable and cost effective source of funds to facilitate the expansion of this business. As of September 30, 1998, an aggregate $235 million senior series and an aggregate $39 million subordinated series of asset-backed certificates were outstanding. The interest rate on the certificates, set monthly, ranged from LIBOR plus 0.23% to LIBOR plus 0.95% at September 30, 1998. The securities issued in this program have a scheduled maturity of three to five years, but could mature earlier depending on fluctuations in outstanding balances of loans in the portfolio and other factors. As of September 30, 1998, up to $265 million in additional publicly offered asset-backed certificates may be issued pursuant to a shelf registration statement to fund future growth in the commercial finance portfolio. In April 1997, $109.26 million in certificates ("Series D") were issued, comprised of $100 million in senior certificates and $9.26 million in subordinated certificates. The Series D certificates were issued to retire $100 million in maturing Series B certificates. In December 1995, a commercial paper facility was established as part of the asset securitization program. This facility, which expires in December 2000, provides for the issuance of up to $150 million in commercial paper, dependent upon the level of assets within the asset securitization program. As of September 30, 1998, $11 million was outstanding under this facility. The commercial finance operation's unsecured revolving line of credit is with a syndicated bank group that presently permits borrowings of up to $450 million, which includes a revolving credit facility of $350 million and a term loan of $100 million. The revolving credit facility converts to a term loan in August 2000, with ultimate maturity of the term loan in June 2002. The $100 million term loan matures July 2001. The balance outstanding at September 30, 1998 of the revolving credit facility and the term loan was $374 million, with a weighted average interest rate of 5.97%. This credit line is primarily used to finance assets which are not included in the Company's asset securitization program.

     As a holding company, Fremont General pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, management fees paid by its subsidiaries and dividends paid by its subsidiaries. Stockholders' dividends declared aggregated $15.4 million and $13.9 million for the quarters ended September 30, 1998 and 1997, respectively. Several of the Company's subsidiaries are subject to certain statutory and regulatory restrictions and various agreements, principally loan agreements, that restrict their ability to distribute dividends to the Company. The Company expects that during the next few years dividends from its subsidiaries will consist of dividends from its property and casualty insurance subsidiaries and dividends on preferred stock of its thrift and loan holding company and commercial finance subsidiaries. The maximum amount available for payment of dividends by the property and casualty insurance subsidiaries during 1998, without prior regulatory approval, is approximately $67.8 million.

     To facilitate general corporate operations, the Company maintains a revolving line of credit with a syndicated bank group that permits borrowings of up to $400 million, of which $275 million was outstanding as of September 30, 1998. This credit facility expires in July 2002.

     During 1997, an aggregate $266,744,000 principal amount at maturity of Liquid Yield OptionTM Notes due October 12, 2013 (Zero Coupon-Subordinated) ("LYONs") were converted into 5,145,000 shares of the Company's Common Stock. The effect of these conversions was an increase in stockholders' equity and a decrease in long-term debt of $117 million. During the first nine months of 1998, an aggregate $13,067,000 principal amount at maturity of LYONs were converted into 252,000 shares of the Company's Common Stock. The effect of these conversions was an increase in stockholders' equity and a decrease in long-term debt of $6.0 million.

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

     Net cash provided by (used in) operating activities of continuing operations was $(120.0) million and $43.4 million for the nine months ended September 30, 1998 and 1997, respectively. Net cash provided by (used in) continuing operations decreased in the nine months September 30, 1998, due primarily to a higher reduction in claims and policy liabilities and a decrease in the change in other assets and liabilities, offset partially by an increase in net income. The higher reduction in claims and policy liabilities is due primarily to an increase in 1998 in reinsurance recoverables on unpaid losses and LAE resulting from the additional excess of loss reinsurance purchased by the Company and which became effective January 1, 1998. See "Premiums". Contributing to the change in other assets and liabilities in the nine months ended September 30, 1998 is $22.4 million in reinsurance premium payable increases due primarily to the previously mentioned additional reinsurance purchased by the Company. Additionally, included in the change in other assets and liabilities in the nine months ended September 30, 1997 is a $45 million collection on a policyholder receivable classified in other assets.

     Net cash used in investing activities decreased to $328.2 million from $755.7 million for the nine months ended September 30, 1998 and 1997, respectively. The decrease in net cash used in investing activities was due mainly to an increase in investment sales, maturities and calls, net of purchases and short-term investment activity, and a decrease in the purchase of subsidiaries as the UNICARE acquisition, completed September 2, 1998 at $110 million, was smaller than the Industrial acquisition, completed August 1, 1997 at $365 million. Partially offsetting these decreases was an increase in loan originations, net of loan sales and repayments.

     Net cash provided by financing activities was $535.9 million and $722.0 million in the nine months ended September 30, 1998 and 1997, respectively. The decrease in net cash provided by financing activities was due primarily to a decrease in short-term and long-term debt proceeds, net of repayments, and an increase in annuity contract withdrawals. Contributing to the decrease in short-term debt proceeds was $327.8 million in borrowings at September 30, 1997 pursuant to certain reverse repurchase agreements within the property and casualty segment. Partially offsetting these decreases was an increase in thrift deposits.

     The amortized cost of the Company's invested assets was $2.43 billion and $2.36 billion at September 30, 1998 and December 31, 1997, respectively. The invested assets are up slightly at September 30, 1998, as compared to December 31, 1997, due mainly to an increase in the invested assets of the property and casualty operations resulting from the acquisition of UNICARE.

     The Company's property and casualty premium to surplus ratio for the year ended December 31, 1997 was 1.5 to 1, which is within industry guidelines. The FDIC has established certain capital and liquidity standards for its member institutions, and the Company's thrift and loan subsidiary was in compliance with these standards as of September 30, 1998.

     The Company believes that its existing cash, its bank lines of credit, revenues from operations and other available sources of liquidity will be sufficient to satisfy its liquidity needs for at least the next twelve months.

YEAR 2000 READINESS DISCLOSURE

     Problems may arise from computer software programs and operating systems that use only two digits to designate the calendar year in a date code field. For example, where the date September 21, 1998, is encoded as "09/21/98" instead of "09/21/1998." Based on this two-digit format for date coding, computers with date-sensitive programs could recognize the year 2000 as "00" and incorrectly assume that the year is 1900. Similar problems can arise for systems dependent upon embedded chips that are encoded to only use or recognize two digits when referring to a calendar year. Additionally, problems may arise from the computer's inability to process (including calculating, comparing, sequencing, displaying, or storing), transmit, or receive date data from, into, and between the 20th and 21st centuries, and during the years 1999 and 2000, and leap year calculations. The Company refers to these problems as the "Year 2000 Problem." The Company considers the Year 2000 Problem a critical business continuity issue and has categorized the Year 2000 Problem into the following four areas:

OFFICE FACILITIES AND EQUIPMENT - Will the telephones, facsimile machines, copy machines, elevators, air conditioning and heating systems, and other utility systems used by the Company in its leased and owned facilities function properly in the year 2000 and beyond?

KEY BUSINESS PARTNERS, VENDORS, OTHER SUPPLIERS - Will the Company's key business partners, major vendors, and other suppliers face significant disruption to the goods and services provided to the Company due to Year 2000 Problems?

CUSTOMERS - Will the Company's revenues be significantly adversely affected by customers' inability to remediate successfully their own Year 2000 Problems?

INTERNAL COMPUTER SYSTEMS - Considered the most important area to resolve, will the Company's computer systems operate properly in the year 2000 and beyond?

The following discussion establishes the extent of work performed, or to be performed, and results obtained as of September 30, 1998 in addressing the impact of the Year 2000 Problem on the above-described areas.

OFFICE FACILITIES AND EQUIPMENT:
     Regarding telephone systems, the Company is in the process of evaluating all of its telephone systems to determine the extent of any Year 2000 Problems. This evaluation is to be completed in the fourth quarter of 1998. For any of those systems that are determined not to be Year 2000 compliant, the Company will work with its telephone service providers to remediate Year 2000 issues and currently anticipates full Year 2000 compliance on all telephone systems by June 30, 1999.

     Regarding the Company's leased and owned facilities, we are currently in the process of determining the extent of Year 2000 Problems (if any) as they relate to the elevator, air conditioning/heating, and other utility systems in these facilities. The Company anticipates this review to be completed by December 31, 1998. The Company currently anticipates no significant disruption from these various facility-related systems due to the Year 2000 Problem.

     Finally, with regard to office equipment such as facsimile and copy machines, the Company considers the risk minimal as to any significant cost or disruption to its operations resulting from a Year 2000 Problem impacting any of its office equipment (excluding telephone and computer systems). Accordingly, no significant work is currently being planned in this area.

KEY BUSINESS PARTNERS, VENDORS, OTHER SUPPLIERS:
     The Company has identified its key business partners, such as its critical banking, employee benefits, reinsurance, auditors, outside legal counsel, and other professional service relationships. The Company is in the process of surveying all of these relationships as to their Year 2000 compliance, and will develop appropriate contingency plans to avoid significant disruption to the Company's operations. The Company anticipates this process to be completed by March 31, 1999. Many surveys have already been received and evaluated in the areas of employee benefits and reinsurance. Based on the evaluations received to date, most of these business partners anticipate their Year 2000 compliance and testing to be completed in early 1999.

     In addition to key business partners, the Company's suppliers and vendors are concentrated into the areas of office supplies, office furniture and equipment, and computer hardware and software. With the exception of computer software, the Company believes that there are many alternative suppliers for their office supply and furniture needs, as well as several alternative sources for computer hardware. Accordingly, the risk of a significant disruption to the Company's operations due to a supplier's inability to resolve its Year 2000 Problems is considered minimal since the Company could select an alternate supplier. (With regards to computer software, refer to the separate discussion on the Company's internal computer systems.) In an effort to identify which suppliers may have Year 2000 compliance difficulties, the Company is currently in the process of identifying its more significant suppliers/vendors and will be surveying them as to their Year 2000 compliance status. The results of these surveys will be evaluated and appropriate contingency plans will be developed if considered necessary. The Company expects this process to be completed by March 31, 1999.

CUSTOMERS:
     In the financial services operations, the Company's revenues could be impacted should a customer/borrower be unable to pay interest and/or principal when due because of the customers' inability to resolve its Year 2000 Problems. Regarding the real estate lending operation, the risk of a significant impact to operating results is considered minimal since the Company would utilize the collateral securing existing loans to mitigate any loan losses. Additionally for commercial real estate loans, the borrower's Year 2000 risk is further limited by the multiple tenant nature of most of the properties under collateral. The Company has focused its attention on those commercial properties that are single tenant, which are currently comprised of approximately fifty loans. The Company is in the process of surveying these customers to determine their Year 2000 compliance. In its commercial finance operation, the Company is surveying its entire customer base to ascertain whether or not any significant Year 2000 issues exist with existing borrowers. With regard to new loan customers, the Company has adopted additional review procedures in both the real estate lending and commercial finance operations to determine the extent of an applicant's Year 2000 compliance. Based on the results obtained to date, the Company does not anticipate any significant impact to its financial services revenues due to the Year 2000 Problem.

     In its workers' compensation operation, the Company is in the process of determining the extent of procedures to employ in ascertaining the potential impact to its insurance premium revenues resulting from an insured's or agent's inability to resolve their Year 2000 Problems. The Company anticipates completing its action plan by December 31, 1998.

INTERNAL COMPUTER SYSTEMS:
     As of September 30, 1998, significant Year 2000 compliance issues remain only within the Company's workers' compensation operation. The Company's computer-based systems ("Systems") supporting the financial services operations, administrative systems (personnel, payroll and accounting) and treasury systems (cash management and investment portfolio management) have all been rendered substantially Year 2000 compliant.

     Within the financial services segment, both the real estate lending and commercial finance subsidiaries utilize application Systems that are vendor supported. In the real estate lending operation, current application Systems are substantially Year 2000 compliant, and the vendors are aware of the few remaining issues that need to be resolved to render their systems fully compliant. These solutions are expected to be included in the normal application upgrade cycle that will occur by December 31, 1998. Accordingly, the real estate lending unit is expected to be 100% compliant by December 31, 1998. Additionally, these application Systems have been tested internally to validate their Year 2000 compliance, with no significant errors identified or left unresolved. Similarly, the commercial finance operation's application Systems, while substantially compliant in their present form, will be fully compliant after upgrading to the current version of the software, which is already available and installed at several of the vendor's clients. The Company intends to test these Systems in early 1999 to verify the vendors' representations.

     With regard to the workers' compensation operation, the Company developed an action plan in 1996 to render its workers' compensation Systems Year 2000 compliant. Based on an evaluation of the progress made as of September 30, 1998, the Company estimates that its workers' compensation Systems, excluding those Systems supporting the recently acquired Industrial Indemnity and Unicare companies, will be Year 2000 compliant and substantially tested by December 31, 1998. The Industrial Indemnity and Unicare Systems are expected to be converted to Year 2000 compliant Systems by June 30, 1999. Industrial will be moving onto a new System that will, after full implementation, be the workers' compensation operation's new nationwide claims and policy handling platform. The costs to be incurred by the Company in completing these Year 2000 initiatives are not expected to have a material impact on the Company's results of operations (projected 1998 costs of $4.5 million).

     Regarding administrative and back-office operations, the personnel, payroll, accounting, and treasury Systems are 100% Year 2000 compliant. The Company intends to test these Systems in early 1999 to verify the vendors' representations.

     In addition to its various application Systems, the Company maintains several PC-based client/server network infrastructures. The majority of these installations were established within the past five years. Substantially all of these networks use the most current versions of network operating and data transmission software, all of which are Year 2000 compliant. The Company is in the process of identifying any PC hardware which is not Year 2000 compliant, as well as testing vendors' representations as to Year 2000 compliance of installed network software. These processes are anticipated to be completed by March 31, 1999 with no significant Year 2000 Problems expected.

     Management of the Company continues to monitor the progress of its Year 2000 compliance initiatives and will continue to allocate resources necessary to resolve significant Year 2000 Problems as they are identified. Based on the progress of the work performed through September 30, 1998, the Company anticipates that its office facilities and equipment; key business partners, vendors and other suppliers; major customers; and internal computer systems will be substantially Year 2000 compliant well in advance of December 31, 1999.

     Readers are cautioned that forward-looking statements contained in this Year 2000 Readiness Disclosure section should be read in conjunction with the Company's disclosures in the first paragraph after the heading "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

        3.1 Restated Articles of Incorporation of Fremont General Corporation and amendments. (Filed as Exhibit No. 3.1 to Quarterly Report on Form 10-Q, for the period ended June 30, 1998, Commission File Number 1-8007, and incorporated herein by reference.)

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

       10.1(c) Amendment Number Three to the Fremont General Corporation Employee Stock Ownership Plan.

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

       10.3(d) Amendment Number Five to the Fremont General Corporation and Affiliated Companies Investment Incentive Plan.

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

         27       Financial Data Schedule

    (b) REPORT ON FORM 8-K.
        None filed during the quarter ended September 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FREMONT GENERAL CORPORATION



Date:  November 13, 1998                    /s/    LOUIS J. RAMPINO
                                            ----------------------------
                                            Louis J. Rampino, President,
                                            Chief Operating Officer and Director



Date:  November 13, 1998                    /s/    JOHN A. DONALDSON
                                            -----------------------------
                                            John A. Donaldson, Senior Vice
                                            President, Controller and Chief
                                            Accounting Officer

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

        3.1       Restated   Articles  of   Incorporation   of  Fremont  General
                  Corporation. (Filed as Exhibit No. 3.1 to Quarterly  Report on
                  Form 10-Q, for the period ended June 30, 1998, Commission File
                  Number 1-8007, and incorporated herein by reference.)

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

       10.1(c)    Amendment Number  Three  to  the  Fremont  General Corporation
                  Employee Stock Ownership Plan.

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

       10.3(d)    Amendment Number Five to the Fremont General  Corporation  and
                  Affiliated Companies Investment Incentive Plan.

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
