Form 10-Q/A
period 1998-09-30
FREMONT GENERAL CORP
filed 1999-03-01
CIK 38984

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1




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


--------------------------------------------------------------------------------

         Fremont General Corporation hereby amends its Form 10-Q for its fiscal quarter ended September 30, 1998 (the "Third Quarter 10-Q"), which was filed with the Securities and Exchange Commission on November 16, 1998, to file the following exhibits:


 EXHIBIT NO.                              DESCRIPTION
 -----------        ------------------------------------------------------------

     10.22(a) Second Amended and Restated Credit Agreement among Fremont Financial Corporation, Various Lending Institutions, Wells Fargo Bank N.A. and Fleet Bank National Association as Co-Agents, and The Chase Manhattan Bank as Agent, dated as of June 23, 1997.


     10.22(b) First Amendment and Consent dated as of October 21, 1997, to the Second Amended and Restated Credit Agreement among Fremont Financial Corporation, Various Lending Institutions, Wells Fargo Bank N.A. and Fleet Bank National Association as Co-Agents, and The Chase Manhattan Bank as Agent.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FREMONT GENERAL CORPORATION

Date:   February 25, 1999
                                       /s/  LOUIS J. RAMPINO
                                       -----------------------------------------
                                       Louis J. Rampino, President,
                                       Chief Operating Officer and Director





Date:   February 25, 1999
                                       /s/  JOHN A. DONALDSON
                                       -----------------------------------------
                                       John A. Donaldson, Senior Vice President,
                                       Controller and Chief Accounting Officer