Form 10-K
period 1998-12-31
FREMONT GENERAL CORP
filed 1999-03-31
CIK 38984

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 1999:

                 COMMON STOCK, $1.00 PAR VALUE -- $989,835,000

     The number of shares outstanding of each of the issuer's classes of common stock as of February 26, 1999:

               COMMON STOCK, $1.00 PAR VALUE -- 70,056,000 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the proxy statement for the 1999 annual meeting of stockholders are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FREMONT GENERAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART I
Item 1.      Business....................................................    1
Item 2.      Properties..................................................   23
Item 3.      Legal Proceedings...........................................   23
Item 4.      Submission of Matters to a Vote of Security Holders.........   23

                                    PART II
Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................   24
Item 6.      Selected Financial Data.....................................   25
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   27
Item 7(a).   Quantitative and Qualitative Disclosures About Market
             Risk........................................................   47
Item 8.      Financial Statements and Supplementary Data (Index to
             Consolidated Financial Statements and Financial Statement
             Schedules on Page 54).......................................   47
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   47

                                   PART III
Item 10.     Directors and Executive Officers of the Registrant..........   48
Item 11.     Executive Compensation......................................   48
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................   48
Item 13.     Certain Relationships and Related Transactions..............   48

                                    PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   49

ITEM 1. BUSINESS

     The following business section contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those projected in these forward-looking statements as a result of certain risks and uncertainties, including those factors set forth in this "Item 1. Business" section and elsewhere in this Form 10-K including, but not limited to, "Competition," "Loss and Loss Adjustment Expense Reserves," "Analysis of Loss and Loss Adjustment Expense Development," "Investment Portfolio," "Competition and Economic Conditions," "Discontinued Operations," "Regulation," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

GENERAL

     Fremont General Corporation is an insurance and financial services holding company operating select businesses nationally in niche markets. The reported assets of Fremont General Corporation and its subsidiaries ("Fremont" or "the Company") as of December 31, 1998 were $7.4 billion, with 1998 pre-tax earnings of $196.7 million. Fremont's business strategy includes achieving income balance and geographic diversity among its business units in order to limit its exposure to industry, market and regional concentrations. The Company's business strategy also includes growing its business through new business development and acquisitions. The Company's stock is traded on the New York Stock Exchange under the symbol "FMT".

     The Company's businesses are managed within two reportable segments: property and casualty insurance and financial services. These segments offer two basic financial products; policies of insurance (property and casualty insurance), and loans (financial services). They are managed separately and use different pricing, distribution, and operating methods. Fremont evaluates the performance of its reportable segments based on income before taxes using accounting policies which are the same as those described in the summary of significant accounting policies. (See Note A of Notes to Consolidated Financial Statements.) Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that Fremont does not allocate to its segments.

     Substantially all of Fremont's property and casualty insurance operation is represented by the underwriting of workers' compensation insurance policies, which are distributed primarily through non-exclusive independent insurance agents and brokers nationwide. The Company's property and casualty segment posted income before taxes of $169.2 million, $144.7 million and $117.6 million for the years ended December 31, 1998, 1997 and 1996, respectively, on revenues of $729.7 million, $738.1 million and $596.8 million for the same respective periods. Fremont's financial services operation consists of operating units that conduct collateralized lending activities on a national basis. Lending activities include: commercial and residential real estate lending; commercial working capital lines of credit ("commercial finance"); the Company's interest in large commercial loans originated and serviced by other financial institutions ("syndicated loans"); and insurance premium financing. The financial services business is developed through the Company's own marketing representatives and referrals from various financial intermediaries and financial institutions. Fremont's financial services operation earned $55.5 million, $42.3 million and $36.6 million in income before taxes for the years ended December 31, 1998, 1997 and 1996, respectively, on revenues of $305.9 million, $235.5 million and $197.6 million for the same respective periods. (See Note O of Notes to Consolidated Financial Statements.)

     Fremont's workers' compensation insurance business currently has major market positions in California, Illinois, Arizona, Idaho, Alaska, Indiana, Montana, Utah and Wisconsin. At December 31, 1998, the Company had premiums inforce in thirty-nine states and the District of Columbia. The Company would have ranked as the seventh largest writer, in direct premiums, of workers' compensation insurance in the United States for the year ended December 31, 1997, according to A.M. Best, if the results of Fremont's September 1, 1998 acquisition of UNICARE Specialty Services, Inc. ("Unicare") were included. For the years ended December 31, 1998, 1997, and 1996, the Company had workers' compensation insurance net premiums earned of $551 million, $571 million, and $457 million, respectively. Over the last four years, the Company has focused on creating a broad national platform upon which to build its business, while providing geographic diversity to mitigate potential fluctuations in earnings from cyclical downturns in various regional economies. (See "Property and Casualty Insurance Operation" and Note B of Notes to Consolidated Financial Statements.) A.M. Best rates the Company's workers' compensation insurance subsidiaries on a consolidated basis as "A-" (Excellent); this rating was reaffirmed on October 21, 1998. An "A-" rating is A.M. Best's fourth highest rating category out of fifteen rating categories ranging from "A++" (Superior) to "F" (In Liquidation).

     Fremont's financial services operation originates loans on a national basis. The Company also purchases pools of loans from time to time that meet our new loan origination underwriting guidelines. Fremont's lending is done primarily on a senior and secured basis and it seeks to minimize its credit exposure through conservative loan underwriting and a comprehensive system of collateral monitoring. The Company continues to focus on loan origination by broadening its existing distribution channels and creating new distribution channels. The outstanding loan portfolio of Fremont's financial services operation has grown from $1.5 billion at December 31, 1994 to $3.0 billion at December 31, 1998. (See "Financial Services Operation.")

     By engaging in geographically diverse businesses nationwide, the Company believes it has achieved stability and provided opportunities for growth in its operating results. Since the year ended December 31, 1994 to the year ended December 31, 1998, the Company's income before taxes grew at a compound annual rate of approximately 25% to $196.7 million for 1998. The Company's book value increased from $351.0 million at December 31, 1994 to $950.9 million at December 31, 1998.

     Management believes that ownership of Fremont's Common Stock by employees has been an important element in the Company's success by enabling the Company to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive and motivation to such individuals to promote the success of the Company. As of December 31, 1998, officers and directors of the Company, their families and the Company's benefit plans beneficially owned approximately 28% of the Company's outstanding Common Stock.

     Fremont General Corporation, a Nevada corporation, was incorporated in 1972. Its corporate office is located at 2020 Santa Monica Boulevard, Suite 600, Santa Monica, California 90404 and its phone number is (310)315-5500.

PROPERTY AND CASUALTY INSURANCE OPERATION

     Fremont Compensation Insurance Group, through its subsidiaries ("Fremont Compensation"), primarily underwrites workers' compensation insurance, and had premiums inforce in thirty-nine states and the District of Columbia as of December 31, 1998. Over the last four years, the Company's focus on creating a broad national platform through acquisitions and new business development has resulted in Fremont Compensation becoming one of the largest workers' compensation insurers in the United States. The Company continues to underwrite a significant amount of premium in California and Illinois. Using the Company's estimated annual premiums on policies in effect at December 31, 1998, 1997 and 1996 (referred to as "inforce premium"), the percentage of the Company's inforce premium in California and Illinois totaled 65%, 61%, and 75%, respectively. Fremont also maintains leading market positions in Alaska, Arizona, Idaho, Indiana, Montana, Utah and Wisconsin. The Company believes this geographic diversity has mitigated potential fluctuations in earnings from cyclical downturns in various regional economies. A.M. Best rates the Company's workers' compensation insurance subsidiaries on a consolidated basis as "A-" (Excellent).

     Workers' compensation insurance is a government-mandated ("statutory") system which requires every employer to either purchase insurance or self-insure in order to provide its employees with medical care and other specified benefits for work-related injuries or illnesses. Compensation is payable regardless of which party was at fault. Most employers provide for this potential liability by purchasing workers' compensation insurance from insurance carriers. There are four types of benefits payable under workers' compensation policies: medical benefits, vocational rehabilitation benefits, disability benefits and death benefits. The amounts of disability and death benefits payable for claims are established by statute, vocational rehabilitation benefits are provided with certain limitations in some jurisdictions, including California, and no dollar limitation is set forth for medical benefits. (See "Regulation -- Insurance Regulation.")

     Premiums. Workers' compensation insurance premiums are based upon the policyholder's payroll and the nature of their business and may be affected significantly by changes in general economic conditions which impact employment and wage levels, as well as by government regulation. Insurance premiums are also subject to supervision and regulation by the state insurance authority in each state. Most of the states in which Fremont does business, including California and Illinois, operate under an open rating system. In an open rating system, workers' compensation insurers are provided with advisory premium rates (expected losses and expenses) or loss costs (expected losses only) which vary by job classification. Each insurance company determines its own rates based in part upon its particular loss experience and operating costs. Insurance companies generally set their premium rates below such advisory premium rates. Illinois has been operating under an open rating system since 1982. California adopted an open rating system effective January 1, 1995 through the repeal of the minimum rate law. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier. (See "Regulation -- Insurance Regulation.") The repeal of the minimum rate law resulted in lower premiums and lower profitability on the Company's California workers' compensation insurance policies due to increased price competition. (See "Competition.")

     Underwriting and Loss Control. Prior to insuring a workers' compensation account, Fremont's underwriting department reviews the employer's prior loss experience, safety record, credit history, operations, geographic location and employment classifications. The Company generally avoids industries and businesses involving hazardous conditions or high exposure to multiple injuries resulting from a single occurrence. Fremont targets accounts that appear to have a strong work ethic among employees, long-term employees, and a genuine interest in the adoption of and adherence to loss control standards.

     Fremont's loss control department participates in the initial underwriting process and also provides on-going services to policyholders based on individual needs and potential risk exposure. In the initial underwriting phase, the underwriter will review both the loss experience and description of operations and where there is a concern about the potential hazards or claim trends, a loss control consultant will be requested to pre-screen the account prior to policy issuance. This pre-screening process involves meeting with the employer's management to assess the extent to which management is committed to safety in the workplace, surveying the employer's operations, reviewing past loss patterns and evaluating the safety program.

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

     Policyholders' Dividends. Since 1995, Fremont's workers' compensation insurance policies have been predominately written as non-participating and, therefore, do not include provisions for the insurer to declare and pay dividends to a policyholder after the expiration of the policy. Prior to 1995, Fremont's California policies were predominately written as participating, thereby obligating the Company to consider the payment of dividends to a policyholder, based upon the policyholder's loss experience, the Company's overall loss experience and competitive conditions. This shift in policy type is due primarily to the increased competition in the California market which resulted from the repeal of the minimum rate law, effective January 1, 1995. (See "Premiums" and "Regulation -- Insurance Regulation.") This shift to non-participating policies has continued and is a characteristic element of the competitive environment.

     Claims Administration. Fremont's policy is to settle valid claims promptly and to work closely with policyholders to return injured workers to the job quickly, while avoiding litigation if possible. Claims personnel communicate frequently with policyholders, injured employees and medical providers. The Com-pany's policy is to control the number of cases assigned to its claims personnel, to identify and investigate questionable claims and to produce early and cost-effective case settlements of valid claims. As part of its "zero tolerance" program, Fremont refuses to settle any claim that it believes to be fraudulent. The Company, where permitted, utilizes its own non-lawyer hearing representatives in most claims adjudicated administratively and has found this practice to be significantly less expensive than using legal counsel.

     Fremont provides rehabilitation programs for injured workers and aggressively pursues the containment of medical costs through its subsidiary, Fremont Health Corporation. This subsidiary provides services to the Company's claims personnel which are designed to reduce medical costs and return injured workers to the job quickly. Such services include integrated medical case management; a network of directly-contracted group of preferred providers who have unique experience in industrial medicine; a review of medical bills using both internal and outsourced resources; medical peer review panels of credentialed regional medical providers; and comprehensive return-to-work programs designed to return injured workers back to work as quickly as medical treatment standards permit. The integrated case management service involves nurses employed by Fremont Health who work closely with the claims personnel to provide prompt and aggressive medical treatment to mitigate the effects of the workers' injuries.

     Competition. The insurance industry is characterized by competition on the basis of price and service. Prior to January 1, 1995, minimum premium rates were prescribed for workers' compensation insurance in California by the Department of Insurance, and competition for underwriting such insurance in California had been based principally upon an insurance carrier's financial strength and history of paying policyholders' dividends. Secondary considerations included loss control and claims administration, the ability to respond promptly to agents and brokers, and commission schedules for agents and brokers. The repeal of the California minimum rate law, effective January 1, 1995, has resulted in increased price competition which has adversely affected the Company's results of operations for its workers' compensation insurance business in California. (See "Regulation -- Insurance Regulation.") Beginning in 1997, however, Fremont observed a moderation of price competition in California. Over the past several years, the Company has also observed a reduction in the number of competitors resulting from mergers and acquisitions of companies into other entities, as well as from companies electing to discontinue the underwriting of workers' compensation insurance. Fremont expanded its workers' compensation operation through the acquisition on August 1, 1997 of Industrial Indemnity Holdings, Inc. ("Industrial"), which underwrites workers' compensation insurance in most western states. Excluding California, these western states have collectively exhibited relatively stable competitive environments. In Illinois, price competition has also impacted the Company's results of operations. The advisory premium rates in Illinois, which are established by the National Council on Compensation Insurance and which workers' compensation insurance companies in Illinois tend to follow, decreased 0.2%, 7.9%, and 10.0% effective January 1, 1999, 1998 and 1997, respectively. Beginning in the fourth quarter of 1997, however, the Company observed some moderation of price competition in Illinois. It is uncertain whether this moderation will continue. Although the acquisition of Industrial, as well as the acquisition of Illinois-based Casualty Insurance Company ("Casualty") on February 22, 1995, has provided Fremont with major market positions in several states outside of California, based on the competitive nature of the insurance industry and the inherent risks associated with the Company entering into a new geographic market, there can be no assurance that the Company will continue to maintain its market share in the future. Furthermore, state regulatory changes could affect competition in the states where the Company transacts insurance business. Although Fremont is one of the largest writers of workers' compensation insurance in several states, including California and Illinois, certain of the Company's competitors are larger and have greater resources than the Company.

     Marketing. Fremont markets its workers' compensation insurance products through more than 2,700 non-exclusive independent insurance agents and brokers, many of whom have been associated with Fremont for more than 15 years. At December 31, 1998, the ten largest agents accounted for approximately 23% of the Company's workers compensation insurance premiums. The largest producer accounted for 4%.

     Reinsurance Ceded. Reinsurance is ceded primarily to reduce the liability on individual risks and to protect against catastrophic losses. Fremont follows the industry practice of reinsuring a portion of its risks. For this coverage, the Company pays the reinsurer a portion of the premiums received on all policies.

     Fremont maintains excess of loss reinsurance treaties with various reinsurers for each of its insurance lines. Under the current workers' compensation reinsurance treaties, various reinsurers assume liability on that portion of the loss that exceeds $50,000 per occurrence, up to a maximum of $399,950,000 per occurrence. Prior to January 1, 1998, the Company's excess of loss reinsurance for its workers' compensation insurance business assumed liability on that portion of the loss that exceeded $1 million per occurrence, up to a maximum of $399 million per occurrence. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Property and Casualty Insurance Operation -- Premiums.") For medical malpractice insurance, excess of loss reinsurance covers claims and losses above $1 million, up to a maximum of $5 million. On January 1, 1998, the Company entered into reinsurance and assumption agreements with a reinsurer whereby substantially all of the assets and liabilities related to the Company's medical malpractice policies were ceded to a reinsurer. (See "Medical Malpractice Insurance.") Although reinsurance makes the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded, it does not legally discharge an insurer from its primary liability for the full amount of the policy liability. All of the foregoing reinsurance is with non-affiliated reinsurers. The Company believes that the terms of its reinsurance contracts are consistent with industry practice and, based on its understanding of the reinsurers' financial condition and reputations in the reinsurance marketplace, that its reinsurers are financially sound. Fremont encounters disputes from time to time with its reinsurers, which, if not settled, are typically resolved in arbitration.

     Most of Fremont's treaties are for annual terms. However, for the treaties which became effective January 1, 1998 and under which the reinsurers assume liability on that portion of the loss that exceeds $50,000 per occurrence, up to a maximum of $950,000, the terms are for a period of two years, expiring January 1, 2000. In general, the reinsurance agreements are of the treaty variety and cover all underwritten risks of types specified in the treaties. As of December 31, 1998, Great Southern Insurance Company, Reliance Insurance Company and Constitution Reinsurance Corporation were the only reinsurers that accounted for more than 10% of the Company's total reinsurance recoverables on paid and unpaid losses.

     Medical Malpractice Insurance. Fremont's medical malpractice insurance operation underwrote primarily standard professional liability insurance on a "claims made" basis, through non-exclusive independent brokers mainly in California. On January 1, 1998, the Company entered into reinsurance and assumption agreements with a reinsurer whereby substantially all of the assets and liabilities related to the medical malpractice policies were ceded to the reinsurer. These reinsurance agreements are part of several other agreements which collectively resulted in the sale of Fremont's medical malpractice operations effective January 1, 1998. The effect on operations from these agreements was not material, and revenue and operating income from medical malpractice operations were not significant in 1997 or 1996.

     Operating Data. Set forth below is certain information pertaining to Fremont's property and casualty insurance business as determined in accordance with generally accepted accounting principles ("GAAP") for the years indicated. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of certain of this information.)

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
                                              (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Net premiums earned.................  $552,078    $601,183    $486,860    $606,917    $433,584
Net investment income and
  other(1)..........................   148,040     102,645      92,254      85,912      52,471
Underwriting profit (loss)..........    21,195      42,022      25,339      (2,820)      8,794
Income before taxes.................   169,235     144,667     117,593      83,092      61,265
  Loss ratio........................      60.8%       64.7%       68.9%       76.0%       63.1%
  Expense ratio.....................      34.5%       27.5%       25.9%       24.5%       23.4%
  Policyholders' dividend ratio.....       0.9%        0.8%         --          --        11.5%
                                      --------    --------    --------    --------    --------
          Total combined ratio......      96.2%       93.0%       94.8%      100.5%       98.0%
                                      ========    ========    ========    ========    ========

---------------
(1) Includes net realized investment gains (losses) and interest expense.

     Statutory Combined Ratio. The following table reflects the combined ratios of Fremont's workers' compensation insurance business determined in accordance with statutory accounting practices, together with the workers' compensation industry-wide combined ratios after policyholders' dividends, as compiled by A.M. Best, for the years indicated.

                                                    YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------
                                      1998            1997       1996        1995        1994
                                  -------------      ------      -----      ------      ------
Workers' Compensation:
  Company.......................         113.4%(2)    96.6%(3)   97.9%      100.1%(4)    98.5%
  Industry(1)...................  not available      100.8%      99.7%       97.0%      101.4%

---------------
(1) Nationwide statutory combined ratio information for the workers' compensation insurance industry for 1994 through 1997 is from A.M. Best's Aggregates & Averages, Property-Casualty (1995 through 1998 editions).

(2) Includes the statutory results for Unicare for the period January 1, 1998 through August 31, 1998, which was prior to the Company's acquisition of Unicare on September 1, 1998. The significant increase in the statutory combined ratio in 1998 as compared to 1997 is due primarily to significant increases in the liability for losses and LAE for Unicare, which occurred prior to its acquisition by the Company.

(3) Includes the statutory results for Industrial for the period January 1, 1997 through July 31, 1997, which was prior to the Company's acquisition of Industrial on August 1, 1997.

(4) Includes the statutory results for Casualty for the period January 1, 1995 through February 21, 1995, which was prior to the Company's acquisition of Casualty on February 22, 1995.

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

     The following table sets forth the Company's consolidated ratio of net property and casualty premiums written during the period to policyholders' surplus on a statutory basis at the end of the period, for the periods indicated:

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                              1998(1)    1997(2)      1996     1995(3)      1994
                                              --------   --------   --------   --------   --------
                                                     (THOUSANDS OF DOLLARS, EXCEPT RATIOS)
Net premiums written during the year........  $644,218   $820,532   $473,123   $683,711   $425,631
Policyholders' surplus at end of year.......   646,828    548,280    399,893    299,408    235,294
Ratio.......................................       1.0x       1.5x       1.2x       2.3x       1.8x

---------------
(1) Includes net written premium for Unicare for the period January 1, 1998 through August 31, 1998, which was prior to the Company's acquisition of Unicare on September 1, 1998.

(2) Includes net written premium for Industrial for the period January 1, 1997 through July 31, 1997, which was prior to the Company's acquisition of Industrial on August 1, 1997.

(3) Includes net written premium for Casualty for the period January 1, 1995 through February 21, 1995, which was prior to the Company's acquisition of Casualty on February 22, 1995.

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

     Reconciliation of Loss and Loss Adjustment Expense Reserves. The following table shows the GAAP reconciliation of the estimated liability for losses and LAE for Fremont's property and casualty insurance subsidiaries (excluding discontinued operations) and the effect on income for each of the three years indicated.

                 RECONCILIATION OF RESERVES FOR LOSSES AND LAE

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1998         1997         1996
                                                             ----------   ----------   ----------
                                                                    (THOUSANDS OF DOLLARS)
Reserves for losses and LAE, net of reinsurance
  recoverable, at beginning of year........................  $1,809,395   $1,010,886   $1,185,706
Incurred losses and LAE:
  Provision for insured events of the current year, net of
     reinsurance...........................................     348,897      441,524      334,657
  Increase (decrease) in provision for insured events of
     prior years, net of reinsurance.......................     (13,447)     (52,323)         750
                                                             ----------   ----------   ----------
          Total incurred losses and LAE....................     335,450      389,201      335,407
Payments:
  Losses and LAE, net of reinsurance, attributable to
     insured events of:
     Current year..........................................    (245,177)    (253,323)    (108,247)
     Prior years...........................................    (590,197)    (386,469)    (401,980)
                                                             ----------   ----------   ----------
          Total payments...................................    (835,374)    (639,792)    (510,227)
                                                             ----------   ----------   ----------
          Subtotal.........................................   1,309,471      760,295    1,010,886
Liability for losses and LAE for companies acquired during
  the year.................................................     287,645    1,049,100           --
                                                             ----------   ----------   ----------
Reserves for losses and LAE, net of reinsurance
  recoverable, at end of year..............................   1,597,116    1,809,395    1,010,886
Reinsurance recoverable for losses and LAE, at end of
  year.....................................................     701,002      353,928      245,459
                                                             ----------   ----------   ----------
Reserves for losses and LAE, gross of reinsurance
  recoverable, at end of year..............................  $2,298,118   $2,163,323   $1,256,345
                                                             ==========   ==========   ==========

     Analysis of Loss and Loss Adjustment Expense Development. The following table shows the cumulative amount paid against the previously recorded liability at the end of each succeeding year and the cumulative development of the estimated liability for the ten years ending December 31, 1998. Conditions and trends that have affected the development of these reserves and payments in the past will not necessarily recur in the future. Accordingly, management does not believe that it is appropriate to use this cumulative history to project future performance.

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

     CHANGES IN HISTORICAL RESERVES FOR LOSS AND LAE FOR THE LAST TEN YEARS
                       GAAP BASIS AS OF DECEMBER 31, 1998

                                                             YEAR ENDED DECEMBER 31,
                             ---------------------------------------------------------------------------------------
                               1988       1989       1990       1991       1992       1993       1994        1995
                             --------   --------   --------   --------   --------   --------   --------   ----------
                                                             (THOUSANDS OF DOLLARS)
Reserves for Loss and LAE,
  net of reinsurance
  recoverable..............  $406,823   $647,559   $652,284   $627,103   $633,394   $644,190   $610,510   $1,185,706
Net reserve re-estimated as
  of:
    One year later.........   396,091    636,039    624,953    668,107    629,268    626,956    611,892    1,186,456
    Two years later........   377,080    607,253    647,959    660,729    615,747    633,333    632,397    1,116,673
    Three years later......   356,961    607,492    638,879    651,482    621,348    641,166    644,485    1,116,103
    Four years later.......   350,736    599,052    627,194    654,403    626,174    659,968    641,581
    Five years later.......   375,550    593,527    631,165    659,050    685,517    656,549
    Six years later........   373,514    596,808    634,628    717,517    681,811
    Seven years later......   375,364    600,646    675,661    714,447
    Eight years later......   380,467    630,176    672,560
    Nine years later.......   399,852    627,227
    Ten years later........   396,987
Net cumulative redundancy
  (deficiency).............     9,836     20,332    (20,276)   (87,344)   (48,417)   (12,359)   (31,071)      69,603
Cumulative amount of
  reserve paid, net of
  reserve recoveries,
  through:
    One year later.........   125,563    226,101    245,777    257,951    240,552    236,774    241,667      401,980
    Two years later........   211,529    374,876    403,105    419,638    402,048    392,237    397,640      662,943
    Three years later......   263,229    461,366    495,707    521,729    499,924    484,474    495,825      812,174
    Four years later.......   291,817    514,890    550,404    583,013    558,935    545,574    548,109
    Five years later.......   320,511    547,535    585,094    623,022    600,071    580,503
    Six years later........   339,998    567,871    608,802    652,990    624,813
    Seven years later......   351,805    583,580    629,321    670,625
    Eight years later......   362,802    597,623    641,031
    Nine years later.......   373,790    605,926
    Ten years later........   379,801
Net reserve -- December 31..........................................................................................
Reinsurance recoverable.............................................................................................
Gross reserve -- December 31........................................................................................
Net re-estimated reserve............................................................................................
Re-estimated reinsurance recoverable................................................................................
Gross re-estimated reserve..........................................................................................
Gross cumulative redundancy (deficiency)............................................................................

                                   YEAR ENDED DECEMBER 31,
                             ------------------------------------
                                1996         1997         1998
                             ----------   ----------   ----------
                                    (THOUSANDS OF DOLLARS)
Reserves for Loss and LAE,
  net of reinsurance
  recoverable..............  $1,010,886   $1,809,395   $1,597,116
Net reserve re-estimated as
  of:
    One year later.........     958,563    1,795,948           --
    Two years later........     955,644
    Three years later......
    Four years later.......
    Five years later.......
    Six years later........
    Seven years later......
    Eight years later......
    Nine years later.......
    Ten years later........
Net cumulative redundancy
  (deficiency).............      55,242       13,447           --
Cumulative amount of
  reserve paid, net of
  reserve recoveries,
  through:
    One year later.........     386,469      590,197           --
    Two years later........     607,273
    Three years later......
    Four years later.......
    Five years later.......
    Six years later........
    Seven years later......
    Eight years later......
    Nine years later.......
    Ten years later........
                             ----------   ----------   ----------
Net reserve -- December 31.  $1,010,886   $1,809,395   $1,597,116
Reinsurance recoverable....     245,459      353,928      701,002
                             ----------   ----------   ----------
Gross reserve -- December 3  $1,256,345   $2,163,323   $2,298,118
                             ==========   ==========   ==========
Net re-estimated reserve...  $  955,644   $1,795,950
Re-estimated reinsurance
  recoverable..............     269,925      423,308
                             ----------   ----------
Gross re-estimated reserve.  $1,225,569   $2,219,258
                             ==========   ==========
Gross cumulative redundancy
  (deficiency).............  $   30,776   $  (55,935)
                             ==========   ==========

     The Company is required to maintain reserves to cover its estimated ultimate liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves do not represent an exact calculation of liabilities, but rather are estimates involving actuarial projections at a given time of what the Company expects the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims' frequency and severity and judicial theories of liability, as well as other factors. The Company regularly reviews its reserving techniques, overall reserve position and its reinsurance. In light of present facts and current legal interpretations, management believes that adequate provision has been made for loss reserves. In making this determination, management has considered its claims experience to date, loss development history for prior accident years, estimates of future trends of claims frequency and severity, and various external factors such as judicial theories of liability. However, establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. Subsequent actual experience has resulted and could result in loss reserves being too high or too low. Future loss development could require reserves for prior periods to be increased, which would adversely impact earnings in future periods.

     In 1998, Fremont decreased its losses and LAE reserves for 1997 and prior accident years by $13.4 million. This decrease resulted primarily from the combined effects of a decrease in 1997 and prior accident year losses and LAE reserves under certain assigned risk plans that the Company is required to participate in, and an increase in the discount established for certain accident and health permanent disability and death reserves. (See
"Regulation -- Insurance Regulation" and Note A of Notes to Consolidated Financial Statements.)

     In 1997, Fremont decreased its losses and LAE reserves for 1996 and prior accident years by $52.3 million. This reserve decrease relates primarily to loss and LAE reserves on workers' compensation policies written in the Company's mid-west region and represents the recognition of a decrease in the frequency of reported claims on the 1996 and 1995 accident years. Additionally, the Company's management believes that its implementation of more effective claims handling procedures in the mid-west region has contributed to the reduction in LAE reserves on the 1996 and prior accident years during calendar year 1997. Fremont is not able to determine with certainty the specific cause or causes of increases and decreases in claims experience that led to these changes in reserves but has reached its own conclusion based on a review of its internal data and a subjective evaluation of external factors. The following discussion is a summary of the principal considerations that the Company evaluated in determining workers' compensation insurance reserves adjustments in 1997.

     The Company acquired Casualty on February 22, 1995. This acquisition provided Fremont a significant presence in several mid-western states, primarily Illinois. By the end of 1995, the Company observed a significant reduction in the frequency of reported claims on the 1995 accident year as compared to Casualty's historical experience prior to 1995. Also during 1995, Fremont had been active in assimilating the operations of Casualty into its existing operating environment, which included, among other things, implementing more effective claims handling procedures. Therefore, the Company could not determine with certainty whether or not the observed lower frequency in reported claims was a one-time event occurring as a result of these changes in claims handling procedures. In 1997, Fremont observed the continued trend in lower reported claim experience on the 1996 and 1995 accident years, which also had been confirmed in the industry through an evaluation of industry data. Appropriate reserve adjustments were, therefore, made by the Company in recognition of this confirmed trend in lower loss experience on the 1996 and 1995 accident years for the mid-west region.

INVESTMENT PORTFOLIO

     Fremont manages its investments internally. The following portfolio information reflects the Company's continuing operations.

     The following table reflects the amortized cost and fair value of fixed maturity investments and non-redeemable preferred equity securities by major category, as well as the amortized cost and fair value of cash and short-term investments on the dates indicated.

                                               DECEMBER 31, 1998           DECEMBER 31, 1997
                                            ------------------------    ------------------------
                                            AMORTIZED        FAIR       AMORTIZED        FAIR
                                               COST         VALUE          COST         VALUE
                                            ----------    ----------    ----------    ----------
                                                           (THOUSANDS OF DOLLARS)
Available for sale:
  United States Treasury securities and
     obligations of other US government
     agencies and corporations............  $   87,615    $   89,328    $  165,847    $  168,788
  Obligations of states and
     political subdivisions...............     240,067       247,222        99,876       101,899
  Redeemable preferred stock..............      38,035        38,306        27,618        28,350
  Mortgage-backed securities..............     355,747       369,246       560,015       575,360
  Corporate securities
     Banks................................          --            --         9,374         9,573
     Financial............................     275,335       282,617       373,630       388,999
     Transportation.......................      27,211        30,149         7,139         9,270
     Industrial...........................     573,575       589,904       591,587       611,637
                                            ----------    ----------    ----------    ----------
          Total...........................   1,597,585     1,646,772     1,835,086     1,893,876
  Non-redeemable preferred stock..........     489,714       500,376       356,223       378,832
                                            ----------    ----------    ----------    ----------
          Total...........................  $2,087,299    $2,147,148    $2,191,309    $2,272,708
                                            ==========    ==========    ==========    ==========

Short-term investments....................  $  222,719    $  222,719    $  164,626    $  164,626
Cash......................................      79,875        79,875        64,987        64,987

     As of December 31, 1998, substantially all of the investments in the portfolio were rated investment grade by Standard and Poor's, Moody's, Duff and Phelps and Fitch's rating services. Of these investments, 77% were rated A or higher, 19% were rated BBB and 4% were rated BB. As of December 31, 1998, these investment securities had an approximate fair value of $2.1 billion, which was higher than amortized cost by approximately $60 million. Fremont does not currently plan or intend to invest in securities rated below investment grade.

     The following table reflects average cash and average amortized cost of investment assets of the Company for the periods indicated.

                                                                  YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            1998           1997           1996
                                                         -----------    -----------    -----------
                                                          (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Average cash and investment assets:
  Cash.................................................  $   87,125     $   53,666     $   40,467
  Investment assets....................................   2,345,464      1,970,602      1,752,181
                                                         ----------     ----------     ----------
          Total........................................  $2,432,589     $2,024,268     $1,792,648
                                                         ==========     ==========     ==========
Investment yield earned on (excluding realized gains
  and losses):
  Cash and investment assets...........................        7.96%          7.48%          7.06%
  Investment assets only...............................        8.25%          7.68%          7.22%
Investment yield earned on (including realized gains
  and losses):
  Cash and investment assets...........................        7.93%          7.38%          6.97%
  Investment assets only...............................        8.23%          7.58%          7.13%

     Fremont has designated its entire portfolio as investments that would be available for sale in response to changing market conditions, liquidity requirements, interest rate movements and other investment factors. At December 31, 1998 and 1997, the Company held securities having an amortized cost of $2.087 billion and $2.191 billion, respectively, as available for sale. (See Notes A and C of Notes to Consolidated Financial Statements.)

     The following table sets forth maturities in the fixed maturity investment portfolio at December 31, 1998:

                                                              AMORTIZED
                                                                 COST       PERCENTAGE
                                                              ----------    ----------
                                                               (THOUSANDS OF DOLLARS,
                                                                  EXCEPT PERCENTS)
One year or less............................................  $   30,773         2%
Over 1 year through 5 years.................................      99,845         6
Over 5 years through 10 years...............................     611,549        39
Over 10 years...............................................     499,671        31
Mortgage-backed securities..................................     355,747        22
                                                              ----------       ---
          Totals............................................  $1,597,585       100%
                                                              ==========       ===

FINANCIAL SERVICES OPERATION

     The operations of the financial services segment are consolidated within Fremont General Credit Corporation, which is engaged in collateralized lending to businesses and individuals. The Company's financial services loan portfolio as of the dates indicated is summarized in the following table by loan type.

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
                                                                 (THOUSANDS OF DOLLARS)
Commercial and residential real estate loans...........  $2,110,545    $1,426,567    $1,113,950
Commercial finance loans...............................     485,508       400,475       429,217
Syndicated loans.......................................     360,150       146,790       128,959
Premium finance loans..................................      58,319        54,257        53,661
                                                         ----------    ----------    ----------
Loans receivable before allowance for possible loan
  losses...............................................   3,014,522     2,028,089     1,725,787
Less allowance for possible loan losses................     (56,346)      (44,402)      (37,747)
                                                         ----------    ----------    ----------
  Loans receivable, net................................  $2,958,176    $1,983,687    $1,688,040
                                                         ==========    ==========    ==========

  Commercial and Residential Real Estate Lending

     The real estate lending operations of Fremont currently consists of more than 4,000 residential real estate accounts and 500 commercial real estate accounts. The real estate lending activities are primarily conducted through a California thrift and loan ("the thrift") and are financed mainly through deposit accounts (53,000 accounts at December 31, 1998), which are insured by the Federal Deposit Insurance Corporation ("FDIC"). (See "Regulation -- Thrift and Loan Regulation.") The thrift's deposits are serviced through 14 branch offices in California. (Fremont's insurance premium finance loans and certain of its syndicated loans are also financed by the thrift. See "Syndicated Loans" and "Insurance Premium Financing.") The loan portfolio of the real estate lending operation has grown from $807.5 million at the end of 1994 to $2.1 billion at the end of 1998, due primarily to increased loan originations and, to a lesser extent, the purchase of loan portfolios from other financial institutions.

     Loan Origination and Acquisition. Fremont originates real estate loans nationwide through independent loan brokers, through its own marketing representatives and through bulk purchase. (Bulk purchases totaled $116.2 million in 1998 and were immaterial in 1997 and 1996.) The Company originates commercial real estate loans primarily for its own portfolio rather than for resale to third parties. For residential real estate loans, Fremont has a program, which began in 1995 and was expanded in 1997, of selling certain residential real estate loans to other financial institutions. This allowed the Company an opportunity to become more selective in its residential real estate loan portfolio. Additionally, this program has allowed Fremont to offer a broader range of residential real estate loans to its customers, primarily through independent brokers. In 1998, $746.5 million of residential real estate loans were sold for cash, all without recourse to the Company, to various other entities. Due to market disruption and oversupply, Fremont observed that prices for these loans began to decrease in late 1998. The Company, rather than sell the loans at prices lower than what it believed was the economic benefit to be derived, began a program to retain these benefits by either retaining the loans in its portfolio or by securitizing them. On March 23, 1999, the Company's thrift issued, through the Fremont Home Loan Owner Trust 1999-1, its first securitization of these loans in the amount of approximately $415 million. This trust issued notes collateralized by a pool of these first lien residential mortgage loans. The notes are subject to an unconditional and irrevocable guarantee of timely payment of interest and ultimate payment of loan principal provided by a financial guarantee insurance policy (issued by Financial Security Assurance Inc.) Servicing of the loans will be provided by Fairbanks Capital Corporation. These notes have been rated AAA by Standard and Poor's and Aaa by Moody's.

     The commercial real estate loan originations are primarily secured by first deeds of trust on income-producing properties mainly in California and, to a lesser degree, Illinois, Texas, and many other states. The real estate securing these loans include a wide variety of property types including office, retail, industrial and multi-family properties. Loans include short-term bridge facilities for the rehabilitation and lease-up of existing properties, as well as five to ten year permanent loans and single tenant loans. The majority of the commercial real estate loans originated are adjustable rate loans and generally range between $1 million to $15 million. As of December 31, 1998, the average loan size was $2.8 million and the approximate average loan-to-value ratio was 65.7%, using the most current available appraised values and current balances outstanding. The total amount of commercial real estate loans outstanding at December 31, 1998 was $1.6 billion, or 51.8% of the Company's financial services loan portfolio. Loans secured by commercial real estate are generally considered to entail a higher level of risk than loans secured by residential real estate. Although the properties securing Fremont's commercial real estate loans generally have good operating histories, there can be no assurance that such properties will continue to generate sufficient funds to allow their owners to make full and timely mortgage loan payments. At December 31, 1998, the Company had 13 non-performing commercial real estate loans totaling approximately $9.0 million and no commercial real estate owned.

     Fremont also originates residential real estate loans secured by single-family residences mainly in California, with smaller amounts originated in Illinois, Washington, Utah, and many other states. At December 31, 1998, single family residential real estate loans represented $549.4 million, or 18.2% of Fremont's financial services loan portfolio. Substantially all of these loans are secured by first deeds of trust. These loans generally have principal amounts below $350,000, have maturities generally of thirty years and are approved in accordance with lending policies approved by the thrift's Board of Directors, which include standards covering, among other things, collateral value, loan to value and customer debt ratio. These loans generally are "hybrid" loans which have a fixed rate of interest for an initial period after origination, typically two to three years, and then the interest rate will be adjusted to a rate equal to the sum of six month LIBOR and a margin as set forth in the mortgage note. This interest rate will then be adjusted at each six-month interval thereafter, subject to various lifetime and periodic rate caps and floors. These loans have been originated using underwriting standards that are less stringent than the Federal National Mortgage Association's guidelines and are commonly known as "sub-prime" loans. To mitigate the higher potential for credit losses that accompanies these types of borrowers, Fremont focuses on its loan origination on the higher grades of loans in this category and attempts to maintain underwriting standards that require conservative loan to collateral valuations. At December 31, 1998, the average single-family loan amount was $107,000, and the approximate average loan-to-value ratio was 75.5%, using appraised values at the time of loan origination and current balances outstanding. At December 31, 1998, Fremont had 109 non-performing residential real estate loans totaling approximately $11.4 million and residential real estate owned of approximately $3.8 million.

     The total amount of commercial and residential real estate loans outstanding on properties located outside of California at December 31, 1998 was $328 million and $179 million, respectively. (See "Regulation -- Thrift and Loan Regulation -- California Law.")

     Funding Sources. The Company finances its real estate loans primarily through funds from the thrift's depositors and its capital. Additional financing is available to the thrift from the Federal Home Loan Bank of San Francisco ("FHLB"). Fremont offers certificates of deposit and installment investment certificates (which are similar to passbook accounts and money market accounts) insured by the FDIC to the legal maximum through its 14 branches in California. The Company has typically offered higher interest rates to its depositors than do most full service financial institutions. At the same time, it has minimized the cost of maintaining these accounts by not offering non-interest bearing or unlimited withdrawal transaction accounts or services such as checking, safe deposit boxes, money orders, ATM access and other traditional retail services. Fremont generally effects deposit withdrawals by issuing checks rather than disbursing cash, which minimizes operating costs associated with handling and storing cash. Deposits totaled $2.1 billion at December 31, 1998. The financing by the FHLB became available to the thrift in January 1995. This financing is available at varying rates and terms. As of December 31, 1998, $474 million was available under the facility and $115 million was outstanding. The Company may also, from time to time, securitize certain of its real estate loan assets. (See "Loan Origination and Acquisition.")

     The table below summarizes the Company's certificates of deposit as of December 31, 1998 which are stated in amounts of $100,000 or more, by maturity and by type.

                                          CERTIFICATES OF DEPOSIT $100,000 OR MORE, MATURING
                                 ---------------------------------------------------------------------
                                 3 MONTHS    OVER 3 THROUGH    OVER 6 THROUGH      OVER
                                 OR LESS        6 MONTHS         12 MONTHS       12 MONTHS     TOTAL
                                 --------    --------------    --------------    ---------    --------
                                                        (THOUSANDS OF DOLLARS)
Retail.........................  $45,644        $26,117           $19,866         $ 5,980     $ 97,607
IRA's..........................    2,041          2,627             5,596           2,229       12,493
Brokered.......................    5,838         11,347                --          77,407       94,592
                                 -------        -------           -------         -------     --------
          Total................  $53,523        $40,091           $25,462         $85,616     $204,692
                                 =======        =======           =======         =======     ========

  Commercial Finance

     Fremont provides working capital loans, primarily secured by accounts receivable, inventory, machinery and equipment to small and middle market companies on a nationwide basis. At December 31, 1998, commercial finance loans represented $485.5 million, or 16.1% of the Company's financial services loan portfolio. Loan originations are developed primarily by referrals from various financial intermediaries and financial institutions. Commercial finance loans made by the Company are primarily on a revolving short-term basis (generally two or three years) and secured by assets which primarily include accounts receivable, inventory, machinery and equipment and other types of collateral. In addition, Fremont also makes term loans secured primarily by equipment and real estate. The term loans originated in conjunction with revolving loans are cross-collateralized (i.e., the same collateral is used to support both the term loans and all the related revolving loans) and coterminous with the related revolving loan made to the same borrower. The term to maturity for the term loans is generally five to seven years; however, certain term loans are "balloon loans" that amortize over a longer period and therefore do not amortize fully before their respective maturities. As of December 31, 1998, the average outstanding commercial finance loan balance was $2.0 million. Loans outstanding to a single borrower generally range in size from $1 million to $5 million.

     The major avenue of growth for the commercial finance operation remains the establishment of new lending relationships. Fremont has a national presence with regional offices in Santa Monica, Chicago, New York and Atlanta, as well as several other marketing offices across the country. To provide a stable source of funds to facilitate the continued expansion of its commercial finance lending business, the Company, in 1993, established the Fremont Small Business Loan Master Trust ("Fremont Trust"). The purpose of the Fremont Trust is to securitize commercial finance loans originated by the Company (the "asset securitization program"). The Fremont Trust is a master trust that can issue multiple series of asset-backed certificates that represent undivided interests in the Fremont Trust's assets (primarily commercial finance loans), which Fremont will continue to service after securitization. As of December 31, 1998, the Fremont Trust had an aggregate of $235 million in senior series of certificates and an aggregate of $39 million in subordinated series of certificates outstanding. The interest rate on the certificates, set monthly, ranged from LIBOR plus 0.23% to LIBOR plus 0.95% at December 31, 1998. The securities issued in this program have a scheduled maturity of two to four years, but could mature earlier depending on fluctuations in the outstanding balances of loans in the portfolio and other factors. As of December 31, 1998, up to $265 million in additional publicly offered term asset-backed certificates may be issued pursuant to a shelf registration statement to fund future growth in the commercial finance loan portfolio. In December 1995, a commercial paper facility was established as part of the asset securitization program. This facility, which expires in December 2000, provides for the issuance of up to $150 million in commercial paper, dependent upon the level of assets within the asset securitization program. As of December 31, 1998, $25 million in commercial paper was outstanding under this facility. Commercial finance loans are also financed under an unsecured revolving line of credit with a syndicated bank group that presently permits borrowings of up to $438 million, which includes a revolving credit facility of $350 million and a term loan of $88 million. The revolving credit facility converts to a term loan in August 2000, with ultimate maturity in June 2002. The term loan matures July 2001. The balance outstanding at December 31, 1998 of the revolving credit facility and the term loan was $264 million and $88 million, respectively, with a weighted average interest rate of 5.74%. This credit line is primarily used to finance loans that are not included in the Company's asset securitization program.

     Fremont's commercial finance customer base consists primarily of small to middle-market manufacturers and distributors that generally require financing for working capital and debt restructuring. At December 31, 1998, the Company had approximately 250 commercial finance loans outstanding in 35 states. At such date, approximately 34.2% of total commercial finance loans outstanding were made to companies based in California, and no other state accounted for more than 6.5% of total commercial finance loans outstanding.

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

     While consideration is given to the net worth and profitability of a client, asset-based loans are generally extended to borrowers who do not have bank sources of credit readily available and are based on the estimated liquidation value of the collateral pledged to secure the loan. The largest percentage of realized losses has resulted from fraud or collateral misrepresentations by the borrower. Fremont seeks to protect itself against this risk through a comprehensive system of collateral monitoring and control. Fremont's auditors perform auditing procedures of a borrower's books and records and physically inspects the collateral prior to approval and funding, as well as approximately every 90 to 120 days during the term of the loan. Over the past four years, the majority of Fremont's loans that have been liquidated have been fully repaid, as the Company attempts to work closely with the borrower through the liquidation to ensure repayment of the loan. The Company seeks to limit its credit exposure by maintaining conservative collateral valuations and perfection of its security interests.

  Syndicated Loans

     Fremont has interests in large syndicated loans which are originated and serviced by other financial institutions. Syndicated loans generally carry lower yields than the Company's commercial finance loans since the borrowers under syndicated loans tend to be larger companies whose credit quality is generally higher than borrowers under the Company's commercial finance loans. These loans are senior obligations of the borrowers and are secured by various assets of the borrower and, if applicable, its subsidiaries. The syndicated loans are variable rate loans and are originated on both a revolving and fixed-term basis. The term loans are generally issued with terms not in excess of ten years. The Company finances these loans using thrift deposits, as well as financing through an unsecured revolving line of credit with a syndicated bank group, which is also used to finance Fremont's commercial finance loans that are not financed by the Fremont Trust. (See "Commercial Finance.") The syndicated loan portfolio has grown to $360.2 million at December 31, 1998, or 11.9% of the financial services loan portfolio, from $146.8 million at December 31, 1997. This growth has been achieved primarily from development of the customer base through referrals from various financial institutions. As of December 31, 1998, the average outstanding syndicated loan balance was $5.1 million. Loans outstanding to a single borrower generally range in size from $5 million to $10 million.

  Insurance Premium Financing

     The Company finances property and casualty insurance premiums for small businesses. Fremont funds this activity in the thrift, mainly through deposits. This premium finance loan portfolio is collateralized by the unearned premiums of the underlying insurance policies. At December 31, 1998, insurance premium finance loans represented $58.3, million or 1.9% of Fremont's financial services loan portfolio. (See "Regulation -- Thrift and Loan Regulation -- California Law.")

  Competition and Economic Conditions

     During periods when economic conditions are unfavorable, Fremont's financial services businesses may not be able to originate new loan products or maintain credit quality at previously attained levels. This may negatively affect the Company's net finance income and levels of non-performing assets and net charge-offs. Changes in market interest rates, or in the relationships between various interest rates, could cause the Company's interest margins to vary and may result in significant changes in the prepayment patterns of Fremont's finance receivables, which could adversely affect the Company's results of operations and financial condition.

     Fremont's financial services businesses maintain reserves for credit losses on its portfolio of finance receivables in amounts that Fremont believes is sufficient to provide adequate protection against potential losses. The Company attempts to minimize the impact that adverse economic developments could have on Fremont's financial services loan portfolio by concentrating primarily on lending on a senior and secured basis and by carefully monitoring the underlying collateral that secures these loans. Although the Company believes that its level of reserves is sufficient to cover potential credit losses, Fremont's reserves could prove to be inadequate due to unanticipated adverse changes in economic conditions or discrete events that adversely affect specific borrowers, industries or markets. Any of these changes could impair Fremont's ability to realize the expected value of the collateral securing certain of its finance receivables.

     Fremont's financial services businesses compete in markets that are highly competitive and are characterized by factors that vary based upon product and geographic region. The markets in which the Company competes are typically characterized by a large number of competitors who compete based primarily upon price, terms and loan structure. Fremont primarily competes with banks, mortgage, insurance, and finance companies, many of which are larger and have greater financial resources than Fremont. The competitive forces of these markets could aversely affect the Company's net finance income, loan origination volume or net credit losses.

LIFE INSURANCE

     Prior to January 1, 1996, the Company offered life insurance products, including annuities, credit life and disability insurance and term life insurance for consumers, through a subsidiary. Effective December 31, 1995 and January 1, 1996, the Company entered into reinsurance and assumption agreements with a reinsurer whereby assets and liabilities related to certain life insurance and annuity policies were ceded to the reinsurer. These reinsurance agreements are part of several other agreements which have collectively resulted in the substantial reduction of the Company's life insurance operations. The Company continues to remain primarily obligated for approximately $128 million in statutory reserve value of annuities which, at December 31, 1998, have been fully co-insured with Great Southern Insurance Company. The effect on operations from these agreements was not material, and revenue and operating income from this subsidiary were not significant in 1998, 1997 or 1996.

DISCONTINUED OPERATIONS

     Fremont's discontinued operations consist primarily of assumed treaty and facultative reinsurance business that was discontinued between 1986 and 1991. In 1990, the Company established a management group to actively manage the liquidation of this business. The liabilities associated with this business are long term in duration and, therefore, the Company continues to be subject to claims being reported. Claims under these reinsurance treaties include professional liability, product liability and general liability which include environmental claims.

     The discontinued operations' assets at December 31, 1998 consisted of $186 million in cash and investment grade fixed income securities, reinsurance recoverables of $50 million and other assets totaling $7 million. Fremont estimates that the dedicated assets supporting these operations and all future cash inflows will be adequate to fund future obligations. However, should those assets ultimately prove to be insufficient, the Company believes that its property and casualty subsidiaries would be able to provide whatever additional funds might be needed to complete the liquidation without having a material adverse effect on the Company's consolidated financial position or results of operations. (See Note N of Notes to Consolidated Financial Statements.) The discontinued operations have investment portfolios which resemble the portfolios in the ongoing operations with regard to asset allocation, performance and maturities.

REGULATION

  Insurance Regulation

     Fremont's workers' compensation insurance operations now have premiums inforce in thirty-nine states and the District of Columbia. Insurance companies are subject to supervision and regulation by the state insurance authority in each state in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders rather than investors or shareholders of an insurer. The extent of such regulation varies, but generally derives from state statutes that delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of minimum solvency standards which must be met and maintained by insurers, the licensing to do business of insurers and agents, restrictions on investments by insurers, establishing premium rates for certain property and casualty insurance, and life and disability insurance, establishing the provisions which insurers must make for current losses and future liabilities and the approval of policy forms. Additionally, most states require issuers to participate in assigned risk plans which provide insurance coverage to individuals or entities who are unable to obtain coverage from existing insurers in those states. The net profit or loss incurred in the administration of these plans is allocated back to participant insurers based on the insurers' relative market share (i.e., insurance premiums) in each state. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies. Fremont's multistate insurance operations require, and will continue to require, significant resources of the Company in order to continue to comply with the regulations of each state in which it transacts business.

     Workers' Compensation Regulation. A significant portion of Fremont's workers' compensation insurance premiums is derived from policies issued in California and Illinois. Illinois began operating under an open rating system in 1982 and California began operating under such a system effective January 1, 1995. In an open rating system, workers' compensation companies are provided with advisory premium rates (expected losses and expenses) or loss costs (expected losses only) which vary by job classification. Each insurance company determines its own rates based in part upon its particular loss experience and operating costs. Insurance companies generally set their premium rates below such advisory premium rates. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier. The repeal of the minimum rate law on January 1, 1995 resulted in lower premiums and lower profitability in the Company's California workers' compensation insurance business due to increased price competition. Fremont's acquisition of Casualty, with policies written primarily outside of California, lessened the impact of the repeal of the minimum rate law in 1995 by providing geographic diversity, which mitigated the impact of these regulatory changes in California.

     Beginning in 1995, Fremont's policies were predominately written as non-participating, which does not include provisions for policyholder dividend consideration. Prior to January 1, 1995, the Company's policies, which were written primarily in California, were primarily written as participating, which obligated Fremont to consider policyholder dividend payments. This shift in policy type is due primarily to the increased competition in the California market which resulted from the repeal of the minimum rate law, effective January 1, 1995. The shift to non-participating policies has continued and is a characteristic element of the competitive environment. In addition, Fremont's subsidiaries are required, with respect to their workers' compensation line of business, to maintain on deposit investments meeting specified standards that have an aggregate market value equal to the Company's loss reserves.

     Insurance Guaranty Association Laws. Under insolvency or guaranty fund laws in most states in which the Company's insurance subsidiaries operate, insurers doing business in those states can be assessed, up to the prescribed limits, for losses incurred by policyholders as a result of the insolvency of other insurance companies. The amount and timing of such assessments are beyond the control of Fremont and generally have not had an adverse impact on Fremont's earnings in years in which such assessments have been made. Premiums written under workers' compensation policies are subject to assessment only with respect to covered losses incurred by the insolvent insurer under workers' compensation policies. The Company believes it does not face any material exposure to guaranty fund assessments.

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

     The Holding Company Act also provides that the acquisition or change of "control" of a California domiciled insurance company or of any person who controls such an insurance company cannot be consummated without the prior approval of the Insurance Commissioner. In general, a presumption of "control" arises from the ownership of voting securities and securities that are convertible into voting securities, that in the aggregate, constitute 10% or more of the voting securities of a California insurance company or of a person that controls a California insurance company, such as Fremont General Corporation. The Liquid Yield Option(TM) Notes ("LYONs") constitute a security convertible into the voting Common Stock of the Company, and the shares of Common Stock into which a holder's LYONs are convertible and any other securities convertible into Common Stock must be aggregated with any other shares of Common Stock of the holder for purposes of determining the percentage ownership. Additionally, the Company's 9% Trust Originated Preferred Securities(SM), which were sold on March 1, 1996 by a wholly-owned subsidiary, are a non-voting security and only represent an interest in the assets of this subsidiary. A person seeking to acquire "control," directly or indirectly, of Fremont must generally file with the Insurance Commissioner an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company. The Holding Company Act also effectively restricts Fremont from consummating certain reorganizations or mergers without prior regulatory approval.

     The Holding Company Act also limits the ability of Fremont's insurance subsidiaries to pay dividends to the Company. The act permits a property and casualty insurance company to pay dividends in any year which, together with other dividends or other distributions made within the preceding twelve months, do not exceed the greater of 10% of its statutory surplus or 100% of its net income as of the end of the preceding year, subject to certain limitations. Larger dividends are payable only upon prior regulatory approval. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs. Based upon restrictions presently in effect, the maximum amount available for payment of dividends by the Company's property and casualty subsidiaries during 1999 without prior regulatory approval is approximately $235.3 million. In addition, insurance regulations require that the Department of Insurance be given fifteen days advance notice of any dividend payment.

     Other Regulations. The NAIC adopted a formula to calculate risk based capital ("RBC") of property and casualty insurance companies for inclusion in annual statements. The purpose of the RBC model is to help state regulatory authorities monitor the capital adequacy of property and casualty insurance companies by measuring several major areas of risk facing property and casualty insurers including underwriting, credit and investment risks. Companies having less statutory surplus than the RBC model calculates will be required to adequately address these risk factors and will be subject to varying degrees of regulatory intervention, depending on the level of capital inadequacy. As of December 31, 1998 the Company's insurance subsidiaries engaged in continuing operations exceed all RBC levels requiring any regulatory intervention.

  Thrift and Loan Regulation

     Fremont's thrift is subject to supervision and regulation by the Department of Financial Institutions of the State of California (the "DFI") and, as an insured institution, by the FDIC. None of the Company's subsidiaries are regulated or supervised by the Office of Thrift Supervision, which regulates savings and loan institutions. Fremont General Corporation is generally not directly regulated or supervised by the DFI, the FDIC, the Federal Reserve Board or any other bank regulatory authority, except with respect to guidelines concerning its relationship with the thrift subsidiary. Such guidelines include
(i) general regulatory and enforcement authority of the DFI and the FDIC over transactions and dealings between Fremont General Corporation and the thrift,
(ii) specific limitations regarding ownership of the capital stock of the parent company of any thrift and loan company, and (iii) specific limitations regarding the payment of dividends from the thrift as discussed below. The thrift is examined on a regular basis by both agencies.

     Federal and state regulations prescribe certain minimum capital requirements and, while the thrift is currently in compliance with such requirements, the Company could in the future be required to make additional investments in the thrift in order to maintain compliance with such requirements. Federal and state regulatory authorities have the power to prohibit or limit the payment of dividends by the thrift. Fremont does not believe that the restrictions on the thrift's ability to pay dividends imposed by federal or state law will adversely affect the ability of Fremont General Corporation to meet its obligations. Future changes in government regulation and policy could adversely affect the thrift and loan industry, including the Company's thrift.

     California Law. The thrift and loan business conducted by Fremont's thrift is governed by the California Industrial Loan Law and the rules and regulations of the Commissioner of the DFI which, among other things, regulate the collateral requirements and maximum maturities of the various types of loans that are permitted to be made by California-chartered industrial loan companies, i.e., industrial banks, thrift and loan, investment and loan, or premium financing companies.

     Subject to restrictions imposed by applicable California law, the thrift is permitted to make secured and unsecured consumer and non-consumer loans. The maximum term for repayment of loans made by thrift and loan companies is forty years depending upon collateral and priority of secured position, except that loans with repayment terms in excess of approximately thirty years may not in the aggregate exceed 5% of total outstanding loans and obligations of the thrift. Consumer loans secured by real property with terms in excess of three years must be repayable in substantially equal periodic payments unless such loans are covered under the Garn-St. Germain Depository Institutions Act of 1982 (primarily single-family residential loans). Non-consumer loans may be repayable in unequal periodic payments during their respective terms. California law limits lending activities outside of California by thrift and loan companies to no more than 20% of total assets and upon application to and consent by the Commissioner, 40% of total assets. Loans for purchase or refinance of single or multi-family residential property, which are saleable in the secondary market, evidenced by the Commissioner and held for 90 days or less, are exempt from the out of state lending limits.

     California law contains extensive requirements for the diversification of the loan portfolios of thrift and loan companies. A thrift and loan with outstanding investment certificates may not, among other things, make any one loan secured primarily by improved real property which exceeds 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; may not lend an amount in excess of 5% of its paid-up and unimpaired capital stock and surplus not available for dividends upon the security of the stock of any one corporation, which stock collateral may not be greater than 10% of the stock of said corporation; may not make loans to, or hold the obligations of, any one person as primary obligor in an aggregate principal amount exceeding 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; and may, subject to certain exceptions, have no more than 70% of its total assets in loans which have remaining terms to maturity in excess of seven years and are secured solely or primarily by real property. Additionally, loans having a principal balance in excess of $10,000 and secured primarily by real property are limited to a maximum loan to value of 90%, with certain exceptions which include: (i) government insured or guaranteed loans, (ii) loans made to facilitate sale of real property owned resulting from foreclosure or deeds in lieu thereof, (iii) restructured loans, (iv) loans saleable in the secondary market, or (iv) loans held for less than 90 days. At December 31, 1998, the thrift was in compliance with all of these requirements.

     Effective January 1, 1999, the California legislature clarified the law and expressly authorized a thrift and loan company to issue credit cards and to acquire or hold obligations resulting from the use of credit cards. It was also in that legislation that the words "industrial bank" were authorized to be used in the name of a thrift and loan company and the Industrial Loan Law to be referred to as the Industrial Banking Law.

     A thrift and loan generally may not make any loans to, or hold an obligation of, any of its directors or officers or any director or officer of its holding company or affiliates, except in specified cases and subject to regulation by the DFI. Further, a thrift and loan may not make any loan to, or hold an obligation of, any of its shareholders or any shareholder of its holding company or affiliates, except that this prohibition does not apply to persons who own less than 10% of the stock of a holding company or affiliate which is listed on a national securities exchange, such as Fremont General Corporation. Any person who wishes to acquire (i) 10% or more of the voting securities of a California thrift and loan company, or (ii) 10% or more of the voting securities of a holding company of a California thrift and loan company, such as Fremont, must obtain the prior approval of the DFI. The LYONs are not voting securities of the Company, but the shares of Common Stock into which such LYONs are convertible constitute voting securities of the Company. Additionally, Fremont's 9% Trust Originated Preferred Securities(SM), which were sold on March 1, 1996 by a wholly-owned subsidiary, are a non-voting security and only represent an interest in the assets of this subsidiary. Fremont's thrift must also obtain prior written approval from the DFI before it may open or relocate any branch or loan production office or close a branch office.

     The Industrial Loan Law prohibits an industrial loan company from having deposits at any time in an aggregate sum in excess of 20 times the aggregate amount of its paid-up unimpaired capital and amounts of its unimpaired surplus declared by its by-laws not to be available for cash dividends. The Company's thrift currently has an authorized ratio of deposits to such capital of 17 to 1.

     Federal Law. The thrift's deposits are insured by the FDIC to the full extent permitted by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises the operations of institutions to which it provides deposit insurance. Fremont's thrift is subject to the rules and regulations of the FDIC to the same extent as other financial institutions which are insured by that entity. The approval of the FDIC is required prior to any merger, consolidation or change in control or the establishment or relocation of any branch office of the thrift. This supervision and regulation is intended primarily for the protection of the insured deposit funds. Prior written notice to the FDIC is required to close a branch office. No approval, however, is required to open, relocate, or close a loan production office.

     The thrift is subject to federal risk-based capital adequacy guidelines which provide a measure of capital adequacy and are intended to reflect the degree of risk associated with both on- and off-balance sheet items, including residential real estate loans sold with recourse, legally binding loan commitments and standby letters of credit. A financial institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. Financial institutions are generally expected to meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% of qualifying total capital must be in the form of core capital ("Tier 1") -- common stock, noncumulative perpetual preferred stock, minority interests in equity capital accounts of consolidated subsidiaries and allowed mortgage servicing rights, less all intangible assets other than allowed mortgage servicing rights and eligible purchased credit card relationships. Supplementary capital ("Tier 2") consists of the allowance for loan and lease losses up to 1.25% of risk-weighted assets, cumulative perpetual preferred stock, long-term preferred stock (original maturity of at least 20 years), perpetual preferred stock, hybrid capital instruments, term subordinated debt and intermediate term preferred stock (original average maturity of five years or more). The maximum amount of Tier 2 capital which may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital (after any deductions for disallowed intangibles). The aggregate amount of term subordinated debt and intermediate term preferred stock that may be treated as Tier 2 capital is limited to 50% of Tier 1 capital. Certain other limitations and restrictions also apply. At December 31, 1997, the Tier 2 capital of the thrift consisted of approximately $17.0 million of allowance for possible loan losses. As of December 31, 1998, the thrift's allowance for possible loan losses for Tier 2 capital increased to $25.5 million. The following table presents the thrift's risk-based capital position at the dates indicated:

                                                 DECEMBER 31, 1998             DECEMBER 31, 1997
                                             --------------------------    --------------------------
                                                           PERCENT OF                    PERCENT OF
                                                          RISK-WEIGHTED                 RISK-WEIGHTED
                                               AMOUNT        ASSETS          AMOUNT        ASSETS
                                             ----------   -------------    ----------   -------------
                                                     (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Tier 1 capital.............................  $  186,520        9.17%       $  131,126        9.69%
Minimum requirement........................      81,371        4.00            54,135        4.00
                                             ----------       -----        ----------       -----
          Excess...........................  $  105,149        5.17%       $   76,991        5.69%
                                             ==========       =====        ==========       =====
          Total capital....................  $  212,048       10.42%       $  148,106       10.94%
Minimum requirement........................     162,743        8.00           108,269        8.00
                                             ----------       -----        ----------       -----
          Excess...........................  $   49,305        2.42%       $   39,837        2.94%
                                             ==========       =====        ==========       =====
Risk-weighted assets.......................  $2,034,280                    $1,353,366
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

                                                   DECEMBER 31, 1998             DECEMBER 31, 1997
                                               --------------------------    --------------------------
                                                             PERCENT OF                    PERCENT OF
                                                            AVERAGE TOTAL                 AVERAGE TOTAL
                                                 AMOUNT        ASSETS          AMOUNT        ASSETS
                                               ----------   -------------    ----------   -------------
                                               (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Tier 1 capital...............................  $  186,520         8.81%      $  131,126         8.55%
Minimum requirement..........................      63,510         3.00%          47,439         3.00%
                                               ----------     --------       ----------     --------
          Excess.............................  $  123,010         5.81%      $   83,687         5.55%
                                               ==========     ========       ==========     ========
Average total assets for the quarter ended
  December 31,...............................  $2,117,009                    $1,581,284
                                               ==========                    ==========

     The FDIC has designated Fremont's thrift as a "well-capitalized" institution under the regulations promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991. A "well-capitalized" institution has a total risk-based capital ratio of at least 10%, has a Tier 1 risk-based capital ratio of at least 6.0%, has a leverage ratio of at least 5.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the FDIC under Section 8 or Section 38 of the Federal Deposit Insurance Act to meet and maintain a specific capital level for any capital measure. The total risk-based capital ratio is the ratio of qualifying total capital to risk-weighted assets and the Tier 1 risk-based capital ratio is the ratio of Tier 1 capital to risk-weighted assets.

     As a "well-capitalized" institution, the thrift's annual FDIC insurance premiums currently are 1.2 cents per $100 of eligible domestic deposits in 1998. The insurance premium payable is subject to semi-annual adjustment. The FDIC, by the first day of the month preceding each semi-annual period, is required to notify each insured institution of its assessment risk-classification upon which the insurance premium assessment for the following period will be based. The FDIC has the authority to assess to all insured institutions collectively, additional premiums to cover losses and expenses associated with insuring deposits maintained at financial institutions and for other purposes it deems necessary.

     Limitations on Dividends. Under California law, a thrift is not permitted to declare dividends on its capital stock unless it has at least $750,000 of unimpaired capital plus additional capital of $50,000 for each branch office maintained. In addition, no distribution of dividends is permitted unless: (i) such distribution would not exceed a thrift's retained earnings; (ii) any payment would not result in violation of the approved maximum capital to thrift investment certificate ratio; or (iii) in the alternative, after giving effect to the distribution, the sum of a thrift and loan's qualified assets would be not less than 125% of certain of its liabilities, or with certain exceptions, current assets would be not less than current liabilities. In addition, a thrift and loan is prohibited from paying dividends from that portion of capital which its board of directors has declared restricted for dividend payment purposes. In policy statements, the FDIC has advised insured institutions that the payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. Under the Financial Institutions Supervisory Act and the Financial Institutions Reform, Recovery and Enforcement Act of 1989, federal regulators also have authority to prohibit financial institutions from engaging in business practices which are considered to be unsafe or unsound. It is possible that, depending upon the financial condition of the Company's thrift and other factors, such regulators could assert that the payment of dividends in some circumstances might constitute unsafe or unsound practices and could prohibit payment of dividends even though technically permissible.

     Fremont's thrift is also subject to federal consumer protection laws, including the Truth In Savings Act, the Truth in Lending Act, the Community Reinvestment Act and the Real Estate Settlement Procedures Act.

  Commercial Finance

     Fremont's commercial finance subsidiary is licensed by the California Finance Lenders Law by the California Department of Financial Institutions as a commercial finance lender and a personal property broker and holds certain other licenses.

  Intercompany Transactions

     The payment of stockholders' dividends and the advancement of loans to Fremont General Corporation by its subsidiaries are and may continue to be subject to certain statutory and regulatory restrictions.

EMPLOYEES

     At December 31, 1998, the Company had 3,320 employees, none of whom is represented by a collective bargaining agreement. Fremont believes its relations with employees are good.

ITEM 2. PROPERTIES

     Substantially all facilities used by the Company are leased.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries and affiliates are parties to various legal proceedings, which in some instances include claims for punitive damages, most of which are considered routine and incidental to their business. Fremont believes that ultimate resolution or settlement of such matters will not have a material adverse effect on its consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the trading symbol "FMT." The following table sets forth the high and low sales prices of the Company's Common Stock adjusted retroactively for a two-for-one stock split effected on December 10, 1998 as reported as composite transactions on the NYSE and the cash dividends declared on the Company's Common Stock during each quarter presented.

                                                                        DIVIDENDS
                                                  HIGH        LOW        DECLARED
                                                 ------      -----      ----------
1998
1st Quarter....................................    31 1/16    24 5/32     $0.075
2nd Quarter....................................    30 5/16    24 1/4       0.075
3rd Quarter....................................    30 3/32    18 7/8       0.075
4th Quarter....................................    25 11/16   18           0.080
                                                                          ------
          Total................................                           $0.305
                                                                          ======

1997
1st Quarter....................................    16 5/16    14          $0.075
2nd Quarter....................................    20 1/8     13 3/16      0.075
3rd Quarter....................................    24 1/8     18 3/8       0.075
4th Quarter....................................    27 21/32   21 5/32      0.075
                                                                          ------
          Total................................                           $0.300
                                                                          ======

     On December 31, 1998, the closing sale price of the Company's Common Stock on the NYSE was $25.1875 per share. There were 1,454 stockholders of record as of December 31, 1998.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                               YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------
                                               1998(1)      1997(2)      1996       1995(3)      1994
                                             -----------   ---------   ---------   ---------   ---------
                                             (THOUSANDS OF DOLLARS, EXCEPT PERCENTS AND PER SHARE DATA)
INCOME STATEMENT DATA:
  Property and casualty premiums earned....  $  552,078    $601,183    $486,860    $606,917    $433,584
  Loan interest............................     234,828     194,412     163,765     162,992     113,382
  Net investment income....................     192,815     149,729     123,531     119,523      76,821
  Realized investment gains (losses).......        (605)     (1,964)     (1,658)          1        (315)
  Other revenue............................      58,481      30,935      23,306      34,381      29,676
                                             ----------    --------    --------    --------    --------
          Total revenues...................  $1,037,597    $974,295    $795,804    $923,814    $653,148
                                             ==========    ========    ========    ========    ========
  Property and casualty income.............  $  169,235    $144,667    $117,593    $ 83,092    $ 61,265
  Financial services income................      55,506      42,286      36,589      35,737      28,014
  Other interest and corporate expense.....     (28,029)    (28,060)    (25,873)    (18,502)     (7,708)
                                             ----------    --------    --------    --------    --------
  Income before taxes......................     196,712     158,893     128,309     100,327      81,571
  Income tax expense.......................     (63,748)    (50,601)    (41,021)    (32,305)    (25,759)
                                             ----------    --------    --------    --------    --------
  Net income...............................  $  132,964    $108,292    $ 87,288    $ 68,022    $ 55,812
                                             ==========    ========    ========    ========    ========
GAAP RATIOS FOR PROPERTY AND CASUALTY
  SUBSIDIARIES:
  Loss ratio...............................        60.8%       64.7%       68.9%       76.0%       63.1%
  Expense ratio............................        34.5%       27.5%       25.9%       24.5%       23.4%
  Policyholder dividends ratio.............         0.9%        0.8%         --          --        11.5%
                                             ----------    --------    --------    --------    --------
  Combined ratio...........................        96.2%       93.0%       94.8%      100.5%       98.0%
                                             ==========    ========    ========    ========    ========
PER SHARE DATA:
  Cash dividends declared..................  $    0.305    $   0.30    $   0.30    $  0.252    $  0.227
  Stockholders' equity:
     Including FASB 115(4).................       13.60       12.04        9.95        9.81        6.91
     Excluding FASB 115(4).................       13.04       11.28        9.90        9.38        8.20
  Net income:
     Basic.................................        2.09        1.90        1.77        1.34        1.10
     Diluted...............................        1.90        1.62        1.37        1.09        0.91
WEIGHTED AVERAGE SHARES USED TO CALCULATE
  PER SHARE DATA:
  Basic....................................      63,529      57,059      49,315      50,782      50,609
  Diluted..................................      70,082      68,585      67,206      66,626      66,062

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                        1998(1)      1997(2)        1996       1995(3)        1994
                                       ----------   ----------   ----------   ----------   ----------
                                                           (THOUSANDS OF DOLLARS)
BALANCE SHEET DATA:
  Total assets.......................  $7,369,612   $6,090,627   $4,307,512   $4,477,399   $3,134,390
  Fixed income and other
     investments.....................   2,386,757    2,442,813    1,484,310    1,937,890      888,918
  Loans receivable...................   2,958,176    1,983,687    1,688,040    1,499,043    1,440,774
  Claims and policy liabilities......   2,571,027    2,460,550    1,579,325    1,971,719    1,012,704
  Short-term debt....................     165,702       26,290       16,896       72,191      176,325
  Long-term debt.....................     913,006      691,068      636,456      693,276      468,390
  Trust Originated Preferred
     Securities(SM)(5)...............     100,000      100,000      100,000           --           --
  Stockholders' equity:
     Including FASB 115(4)...........     950,912      832,815      559,117      498,090      351,013
     Excluding FASB 115(4)...........     912,010      779,906      556,488      476,491      416,378

---------------
(1) The Company acquired UNICARE Specialty Services, Inc. on September 1, 1998.

(2) The Company acquired Industrial Indemnity Holdings, Inc. on August 1, 1997.

(3) The Company acquired Casualty Insurance Company on February 22, 1995.

(4) Effective January 1994, FASB 115 changed the accounting treatment afforded the Company's investment portfolio wherein unrealized gains and losses on securities designated by the Company as available for sale are included net of deferred taxes, as a component of stockholders' equity.

(5) Company-obligated mandatorily redeemable preferred securities of subsidiary Trust holding solely Company junior subordinated debentures.

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

GENERAL

     Fremont General Corporation is an insurance and financial services holding company operating select businesses nationally in niche markets. The reported assets of Fremont General Corporation and its subsidiaries ("Fremont" or "the Company") as of December 31, 1998 were $7.4 billion, with 1998 pre-tax earnings of $196.7 million. Fremont's business strategy includes achieving income balance and geographic diversity among its business units in order to limit its exposure to industry, market and regional concentrations. The Company's business strategy also includes growing its business through new business development and acquisitions. The Company's stock is traded on the New York Stock Exchange under the symbol "FMT."

     The Company's businesses are managed within two reportable segments: property and casualty insurance and financial services. These segments offer two basic financial products; policies of insurance (property and casualty insurance), and loans (financial services). They are managed separately and use different pricing, distribution, and operating methods. Fremont evaluates the performance of its reportable segments based on income before taxes using accounting policies which are the same as those described in the summary of significant accounting policies. (See Note A of Notes to Consolidated Financial Statements.) Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that Fremont does not allocate to its segments.

     Substantially all of Fremont's property and casualty insurance operations are represented by the underwriting of workers' compensation insurance policies. The Company began its workers' compensation insurance operation in 1959 and continues to derive the majority of its revenues from this business. Fremont's workers' compensation insurance business has grown through internal expansion, as well as through the acquisition of other workers' compensation insurance companies and currently has major market positions in California, Illinois, Arizona, Idaho, Alaska, Indiana, Montana, Utah and Wisconsin. At December 31, 1998 the Company had premiums inforce in thirty-nine states and the District of Columbia.

     Consistent with its business strategy, the Company's workers' compensation insurance business has grown dramatically since 1994 through acquisitions. On September 1, 1998, Fremont acquired Unicare from Wellpoint Health Networks, Inc. Unicare underwrites workers' compensation insurance primarily in California, with a smaller presence in Georgia, Texas, and Indiana. On August 1, 1997, the Company acquired Industrial from Talegen Holdings, Inc. ("Talegen"), a subsidiary of Xerox Corporation. Industrial, which specializes in underwriting workers' compensation insurance, has a strong presence in the western United States dating back over seventy years. (See Note B of Notes to Consolidated Financial Statements.) On February 22, 1995, the Company acquired Casualty, the largest underwriter of workers' compensation insurance in Illinois, with additional operations in several other mid-western states. Over the last four years, the Company has focused on creating a broad national platform upon which to build its business, while providing geographic diversity to mitigate potential fluctuations in earnings from cyclical downturns in various regional economies. (See "Results of Operations -- Property and Casualty Insurance Operation.")

     The operations of Fremont's financial services segment are consolidated within Fremont General Credit Corporation ("FGCC"), which is engaged in collateralized lending to businesses and individuals. Lending activities include: commercial and residential real estate lending, commercial finance, syndicated loans and insurance premium financing. Fremont's financial services business is developed through the Company's own marketing representatives and referrals from various financial intermediaries and financial institutions. The Company's financial services loan portfolio has grown significantly from $1.5 billion at December 31, 1994 to $3.0 billion at December 31, 1998. (See "Financial Services Operation.")

     The real estate lending operations of Fremont currently consists of more than 4,000 residential real estate accounts and 500 commercial real estate accounts. The real estate lending activities are primarily conducted through a California thrift and loan ("the thrift") and are financed mainly through deposit accounts (53,000 accounts at December 31, 1998), which are insured by the Federal Deposit Insurance Corporation ("FDIC"). (See "Item 1.
Business -- Regulation -- Thrift and Loan Regulation.") The thrift's deposits are serviced through 14 branch offices in California. (Fremont's insurance premium finance loans and certain of its syndicated loans are also financed by the thrift.) Fremont originates real estate loans nationwide through independent loan brokers and through its own marketing representatives. For commercial real estate loans, principal amounts primarily range between $1 million to $15 million and for residential real estate loans, principal amounts are generally below $350,000. The residential real estate loans are originated using underwriting standards that are less stringent than the Federal National Mortgage Association's guidelines and are commonly known as "sub-prime" loans. To mitigate the higher potential for credit losses that accompanies these types of borrowers, Fremont focuses on its loan origination on the higher grades of loans in this category and attempts to maintain underwriting standards that require conservative loan to collateral valuations. The Company's operating strategy is to grow its loan portfolio through origination of new loans and acquisition of loan portfolios that meet its underwriting guidelines applied to origination of new loans. The loan portfolio of the real estate lending operation grew from $807.5 million at the end of 1994 to $2.1 billion at the end of 1998, due primarily to increased loan originations and, to a lesser extent, the purchase of loan portfolios from other financial institutions. (See "Item 1. Business -- Financial Services Operation -- Commercial and Residential Real Estate Lending.")

     Fremont provides commercial finance loans, primarily secured by accounts receivable, inventory, and machinery and equipment, to small and middle market companies on a nationwide basis. The total commercial finance loan portfolio was $485.5 million at December 31, 1998. Loan originations are developed primarily by referrals from various financial intermediaries and financial institutions. (See "Item 1. Business -- Financial Services Operation -- Commercial Finance.") The lending market continues to be competitive for small to middle market commercial borrowers. As a result, Fremont's commercial finance loans have experienced decreasing yields.

     Fremont has interests in large syndicated loans which are originated and serviced by other financial institutions. Syndicated loans generally carry lower yields than the Company's commercial finance loans since the borrowers under syndicated loans tend to be larger companies whose credit quality is generally higher than borrowers under the Company's commercial finance loans. These loans are secured by various assets of the borrower and, if applicable, of its subsidiaries. The syndicated loans are variable rate loans and are originated on both a revolving and fixed-term basis. The term loans are generally issued with terms not in excess of ten years. The Company finances these loans using thrift deposits, as well as financing through an unsecured revolving line of credit with a syndicated bank group, which is also used to finance Fremont's commercial finance loans that are not financed under the Company's asset securitization program. (See "Liquidity and Capital Resources.") The syndicated loan portfolio has grown to $360.2 million at December 31, 1998 from $146.8 million at December 31, 1997. This growth has been achieved primarily from development of the customer base through referrals from various financial institutions. (See "Item
1. Business -- Financial Services Operation -- Syndicated Loans.")

     Fremont provides insurance premium finance loans, primarily to small businesses, which finances property and casualty insurance premiums. These loans are collateralized by the unearned premiums of the underlying insurance policies. At December 31, 1998, the insurance premium finance loan portfolio totaled $58.3 million.

     The ability of the Company to continue to originate loans, and of borrowers to repay outstanding loans, may be impaired by adverse changes in local, regional, or national economic conditions. Such events could also significantly reduce the demand for loans and impair the value of the underlying collateral. If the collateral were to prove inadequate, Fremont's results of operations could be adversely affected.

     By engaging in several selected businesses nationwide which are geographically diverse, Fremont believes it has achieved stability and provided opportunities for growth in its operating results. Since the year ended

December 31, 1994 to the year ended December 31, 1998, the Company's income before taxes grew at a compound annual rate of approximately 25% to $196.7 million for 1998. Fremont's book value increased from $351.0 million at December 31, 1994 to $950.9 million at December 31, 1998.

     Prior to January 1, 1996, the Company offered life insurance products, including annuities, credit life and disability insurance and term life insurance for consumers, through a subsidiary. On December 31, 1995 and on January 1, 1996, the Company entered into reinsurance and assumption agreements with a reinsurer whereby assets and liabilities related to certain life insurance and annuity policies were ceded to the reinsurer. These reinsurance agreements are part of several other agreements which have collectively resulted in the substantial reduction of the Company's life insurance operations. The Company continues to remain primarily obligated for approximately $128 million of account value of annuities which, at December 31, 1998, have been fully co-insured with Great Southern Insurance Company. The effect on operations from these agreements was not material, and revenue and operating income from this subsidiary were not significant in 1998, 1997 or 1996.

     Between 1986 and 1991, Fremont discontinued its domestic treaty reinsurance business, its other primary and excess property and casualty insurance operations and the underwriting of all remaining assumed reinsurance. In 1990, a single management group was put in charge of all discontinued operations, and it is the intention of the Company to complete the liquidation of these operations by the commutation of liabilities and as claims are paid. (See "Item 1.
Business -- Discontinued Operations" and Note N of Notes to Consolidated Financial Statements.)

RESULTS OF OPERATIONS

     Fremont has achieved growth in net income during the three years ended December 31, 1998 by providing diverse insurance and financial services to primarily small and medium-sized businesses nationwide. Higher revenues and net income were also achieved through the acquisitions of Unicare, Industrial and Casualty. The following table presents information for each of the three years in the period ended December 31, 1998 with respect to the Company's core business segments.

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       1998         1997        1996
                                                    ----------    --------    --------
                                                          (THOUSANDS OF DOLLARS)
Revenues:
  Property and casualty...........................  $  729,728    $738,072    $596,841
  Financial services..............................     305,886     235,474     197,601
  Unallocated corporate revenue...................       1,983         749       1,362
                                                    ----------    --------    --------
          Total...................................  $1,037,597    $974,295    $795,804
                                                    ==========    ========    ========
Income (Loss) Before Taxes:
  Property and casualty...........................  $  169,235    $144,667    $117,593
  Financial services..............................      55,506      42,286      36,589
  Unallocated corporate loss......................     (28,029)    (28,060)    (25,873)
                                                    ----------    --------    --------
          Total...................................  $  196,712    $158,893    $128,309
                                                    ==========    ========    ========

     The Company generated revenues of $1.04 billion for 1998, as compared to revenues of $974 million and $796 million for 1997 and 1996, respectively. Higher revenues in 1998 as compared to 1997 resulted from higher financial services revenues, offset partially by lower revenues in the property and casualty segment. The lower property and casualty revenues were due primarily to the net effects of higher workers' compensation insurance premiums and investment income resulting from the acquisitions of Unicare on September 1, 1998 and Industrial on August 1, 1997, more than offset by additional ceded reinsurance premiums which have the result of lowering premium revenues. These additional ceded reinsurance premiums were due mainly to additional excess of loss reinsurance purchased for Fremont's workers' compensation insurance business which became effective January 1, 1998. The acquisition of Industrial resulted in higher revenues in the property and casualty insurance segment in 1997 as compared to 1996. (See "Property and Casualty Insurance Opera-tion.") Higher revenues in the financial services segment in 1998 and 1997 as compared to the respective prior year were achieved primarily from increased loan interest revenues which resulted from significant growth in the average financial services loan portfolio. Additionally, higher financial services revenues in 1998 resulted from gains on sales of residential real estate loans. (See "Financial Services Operation.") Realized investment losses were $0.6 million, $2.0 million, and $1.7 million for 1998, 1997 and 1996, respectively.

     Fremont posted net income of $133.0 million or $1.90 diluted earnings per share for 1998, as compared to $108.3 million or $1.62 diluted earnings per share and $87.3 million or $1.37 diluted earnings per share for 1997 and 1996, respectively. Income before taxes for 1998 was $196.7 million as compared to $158.9 million and $128.3 million for 1997 and 1996, respectively, representing an increase of 24% in 1998 and 1997.

     The property and casualty insurance operation posted income before taxes of $169.2 million for 1998, as compared to $144.7 million and $117.6 million for 1997 and 1996, respectively. The increase of 17% in income before taxes in 1998 as compared to 1997 is due primarily to the inclusion of a full year of Industrial's operating results and lower losses incurred resulting from the additional reinsurance purchased by the Company which became effective January 1, 1998. The increase in income before taxes of 23% in 1997 as compared to 1996 was due primarily to the recognition of continued lower claim frequency, mainly in the mid-west region and the acquisition of Industrial. The combined ratio for 1998 was 96.2% as compared to 93.0% and 94.8% for 1997 and 1996, respectively.

     Up until January 1, 1998 the Company maintained a small medical malpractice insurance operation within the property and casualty insurance segment. On January 1, 1998, the Company entered into reinsurance and assumption agreements with a reinsurer whereby substantially all of the assets and liabilities related to the medical malpractice policies were ceded to the reinsurer. These reinsurance agreements are part of several other agreements which collectively result in the sale of the Company's medical malpractice operations effective January 1, 1998. The effect on the Company's results of operations from these agreements was not material. Revenues from medical malpractice operations were $32.6 million and $31.6 million for 1997 and 1996, respectively.

     The financial services segment posted income before taxes of $55.5 million for 1998, as compared to $42.3 million and $36.6 million for 1997 and 1996, respectively. The 31% increase in 1998 is due mainly to the general growth in the average financial services loan portfolio to $2.4 billion in 1998 from $1.9 billion in 1997, as well as gains on residential real estate loan sales. The 16% increase in income before taxes in 1997 as compared to 1996 was due mainly to the growth in the average financial services loan portfolio, as well as to continued improvements in Fremont's loan charge-off experience. (See "Financial Services Operation.")

     Unallocated corporate revenues consisted primarily of investment income, while unallocated corporate expenses consisted primarily of interest expense and general and administrative expense. The unallocated corporate loss before income taxes was $28.0 million, $28.1 million and $25.9 million for 1998, 1997 and 1996, respectively. The unallocated corporate loss before tax was flat in 1998 as compared to 1997 due primarily to the net effects of lower interest expense, offset by higher general and administrative expenses. The increase in unallocated corporate loss in 1997 as compared to 1996 was due primarily to lower investment income and higher general and administrative expense.

     Income tax expense of $63.7 million, $50.6 million and $41.0 million for 1998, 1997 and 1996, respectively, represents an effective tax rate of 32% each year on pretax income of $196.7 million, $158.9 million and $128.3 million for the corresponding periods. The Company's effective tax rates for all years presented are lower than the enacted federal income tax rate of 35%, due primarily to tax exempt investment income which reduces the Company's taxable income.

  Property and Casualty Insurance Operation

     The following table represents information with respect to Fremont's property and casualty insurance operation:

                                                   YEAR ENDED DECEMBER 31,
                                             ------------------------------------
                                               1998          1997          1996
                                             --------      --------      --------
                                                    (THOUSANDS OF DOLLARS)
Revenues...................................  $729,728      $738,072      $596,841
Expenses...................................   560,493       593,405       479,248
                                             --------      --------      --------
Income Before Taxes........................  $169,235      $144,667      $117,593
                                             ========      ========      ========

     Revenues from the property and casualty insurance operation consists primarily of workers' compensation insurance premiums earned and net investment income. Expenses consist primarily of loss and loss adjustment expenses, policy acquisition costs and other operating costs and expenses.

     Premiums. Premiums earned from the Company's property and casualty insurance operation were $552.1 million for 1998, as compared to $601.2 million and $486.9 million for 1997 and 1996, respectively. The lower insurance premiums in 1998 were due mainly to the offsetting effects of higher workers' compensation insurance premiums resulting from the acquisitions of Unicare and Industrial, more than offset by additional ceded reinsurance premiums. These additional ceded reinsurance premiums were due primarily to additional excess of loss reinsurance purchased for the Company's workers' compensation insurance business, which became effective January 1, 1998. Fremont purchased the additional reinsurance in an effort to further reduce the volatility of operating results which occurs through fluctuations in loss costs. This additional reinsurance reduced the point at which reinsurers assume liability ("attachment point") from $1 million per loss occurrence to $50,000 per loss occurrence. The higher premiums in 1997 were due primarily to the acquisition of Industrial. With this acquisition, Fremont further broadened the geographic diversity of its premium writings to include a significant presence in certain western states that the Company previously had little or no premium writings in prior to the Industrial acquisition. (See "Item 1. Business -- Property and Casualty Insurance Operation" and "Variability of Operating Results" and "Workers' Compensation Regulation.")

     Net Investment Income. Net investment income within the property and casualty insurance operation was $178.3 million, $138.9 million and $111.6 million in 1998, 1997 and 1996, respectively. Significantly higher invested assets, due primarily to the acquisitions of Unicare and Industrial, resulted in increased investment income in 1998 as compared to 1997. The acquisition of Industrial also was the main contributor to higher net investment income in 1997 as compared to 1996. (See "Item 1. Business -- Investment Portfolio.")

     Loss and Loss Adjustment Expense. The property and casualty loss and loss adjustment expenses ("LAE") were $335.5 million, $389.2 million and $335.4 million in 1998, 1997 and 1996, respectively. In addition, the ratio of these losses and LAE to property and casualty insurance premiums earned ("loss ratio") was 60.8%, 64.7% and 68.9% in 1998, 1997 and 1996, respectively. The decrease in the loss ratio in 1998 as compared to 1997 is due predominately to the additional reinsurance purchased by Fremont and which became effective January 1, 1998, offset partially by higher loss ratios in 1998 associated with Industrial. (See "Item 1. Business -- Property and Casualty Insurance
Operation -- Reinsurance Ceded" and "Premiums.") The decrease in the loss ratio in 1997 is due mainly to the recognition of a decrease in the frequency of reported claims on the 1996 and 1995 accident years in the Company's mid-west region, offset partially by higher loss ratios associated with Industrial on the 1997 accident year. Additionally, the Company's management believes that its implementation of more effective claims handling procedures in the mid-west region has contributed to the reduction in loss and loss adjustment expenses during calendar year 1997 and relating to the 1996 and prior accident years. The Company is not able to determine with certainty the specific cause or causes of increases and decreases in reported claims experience, but has reached its own conclusions based on a review of its internal data and a subjective evaluation of external factors. (See "Item 1. Business -- Property and Casualty Insurance Operation -- Loss and Loss Adjustment Expense Reserves.")

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

     Policy Acquisition Costs and Other Operating Costs and Expenses. The ratio of policy acquisition costs and other operating costs and expenses to premiums earned is referred to as the expense ratio, which was 34.5%, 27.5% and 25.9% in 1998, 1997 and 1996, respectively. The increase in this ratio in 1998 as compared to 1997 is due mainly to a lower premium base in 1998 resulting from the additional reinsurance purchased by Fremont that became effective January 1, 1998. (See "Premiums.") The increase in this ratio in 1997 is due primarily to higher agents' commission costs and higher operating costs and expenses.

     Dividends to Policyholders. The policyholder dividends ratio for the Company's property and casualty insurance operation was 0.9% and 0.8% in 1998, and 1997, respectively. There were no dividends accrued in 1996. The Company believes that these ratios are low by industry standards. The low ratios are due primarily to the type of workers' compensation insurance policies written by the Company. Fremont's workers' compensation insurance policies are predominately written as non-participating, which means that they do not include provisions for dividend consideration. The dividends accrued in 1998 and 1997 were due mainly to the acquisition of Industrial. (See "Item 1. Business -- Property and Casualty Insurance Operation -- Policyholders' Dividends.")

     Variability of Operating Results. The Company's profitability can be affected significantly by many factors including competition, the severity and frequency of claims, interest rates, legislation and regulations, court decisions, the judicial climate, and general economic conditions and trends, all of which are outside of Fremont's control. In addition, Fremont's results of operations may be affected by the Company's ability to assess and integrate successfully the operations of acquired companies. These factors have contributed, and in the future could contribute, to significant variation of results of operations in different aspects of the Company's business from quarter to quarter and year to year. With respect to the workers' compensation insurance business, changes in economic conditions can lead to reduced premium levels due to lower payrolls as well as increased claims due to the tendency of workers who are laid off to submit workers' compensation claims. Legislative and regulatory changes can also contribute to variable operating results for workers' compensation insurance businesses. For example, in 1995, the Company experienced the negative impact of lower premiums and lower profitability on Fremont's California workers' compensation business due to increased price competition resulting from legislation enacted in California in July 1993 which, among other things, repealed the minimum rate law effective January 1, 1995. Additionally, price competition in Illinois, where the Company has a significant presence, continues to adversely impact the Company's profitability, where overall average decreases of 0.2%, 7.9%, and 10.0% in advisory premium rates, which workers' compensation insurance companies in Illinois tend to follow, became effective January 1, 1999, 1998 and 1997, respectively. (See "Workers' Compensation Regulation.") The acquisition of Industrial has mitigated the adverse effects of this price competition in Illinois by providing Fremont with a broader geographic diversity of its premium writings. Industrial has a significant presence in the western United States, in addition to California. The Company anticipates that its results of operations and financial condition will continue to be adversely affected by the continued price competition in Illinois and California. Also, the establishment of appropriate reserves necessarily involves estimates, and reserve adjustments have caused significant fluctuations in operating results from year to year.

     Fremont's workers' compensation insurance business competes in a market characterized by competition on the basis of price and service. In addition, state regulatory changes could affect competition in the states where the Company transacts business. Although the Company is one of the largest writers of workers' compensation insurance in the nation, certain of its competitors are larger and have greater resources than Fremont. The Company cannot be certain that it will continue to maintain its market share in the future.

     Workers' Compensation Regulation. The Company's workers' compensation insurance operations are concentrated in California and Illinois, with additional writings in 37 other states and the District of Columbia. Insurance companies are subject to supervision and regulation by the state insurance authority in each state in which they transact business. Such supervision and regulation relate to the numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders rather than the investors or stockholders of an issuer. Fremont's multistate insurance operations require, and will continue to require, the Company to devote significant resources to comply with the regulations of each state in which the Company transacts business.

     At December 31, 1998, approximately 65% of the Company's workers' compensation insurance policies inforce were in California and Illinois. Illinois began operating under an open rating system in 1982 and California began operating under such a system effective January 1, 1995. In an open rating system, workers' compensation companies are provided with advisory premium rates (expected losses and expenses) or loss costs (expected losses only) which vary by job classification. Each insurance company determines its own rates based in part upon its particular loss experience and operating costs. Insurance companies generally set their premium rates below such advisory rates. This characteristic has resulted in continued price competition in Illinois, where overall average decreases in advisory premium rates of 0.2%, 7.9%, and 10.0% became effective January 1, 1999, 1998 and 1997, respectively. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier. The repeal of the minimum rate law has resulted in lower premiums and lower profitability on the Company's California workers' compensation insurance policies due to increased price competition. Most of the states in which Fremont writes premiums operate under some form of open rating system. (See "Item 1.
Business -- Regulation -- Insurance Regulation.")

  Financial Services Operation

     The financial services operation of FGCC is principally engaged in commercial and residential real estate lending, commercial finance, syndicated loans and insurance premium financing. Revenues consist principally of interest income and, to a lesser extent, fees and other income.

     The following table presents information with respect to Fremont's financial services operation:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                          (THOUSANDS OF DOLLARS)
Revenues...........................................  $305,886    $235,474    $197,601
Expenses...........................................   250,380     193,188     161,012
                                                     --------    --------    --------
Income Before Taxes................................  $ 55,506    $ 42,286    $ 36,589
                                                     ========    ========    ========

     Revenues increased 30% and 19% in 1998 and 1997, respectively, due primarily to greater loan interest revenue attributable to growth in the average financial services loan portfolio. The average financial services loan portfolio grew in 1998 to $2.4 billion from $1.9 billion and $1.6 billion in 1997 and 1996, respectively. Additionally, higher revenues resulted in 1998 from increased gains on residential real estate loan sales. These loan sales are pursuant to a program, initiated by the Company in 1995 and expanded in 1997, of selling certain residential real estate loans to other financial institutions. This has allowed Fremont an opportunity to become more selective in its residential real estate loan portfolio, as well as to offer a broader range of residential real estate loans to its customers, primarily through independent brokers. These loan sales are made without recourse to the Company or its subsidiaries. Due to market disruption and oversupply, Fremont observed that prices for these loans began to decrease in late 1998. The Company, rather than sell the loans at prices lower than what it believed was the economic benefit to be derived, began a program to retain these benefits by either retaining the loans in its portfolio or by securitizing them. On March 23, 1999, the

Company's thrift issued, through the Fremont Home Loan Owner Trust 1999-1, its first securitization of these loans in the amount of approximately $415 million. This trust issued notes collateralized by a pool of these first lien residential mortgage loans. The notes are subject to an unconditional and irrevocable guarantee of timely payment of interest and ultimate payment of loan principal provided by a financial guarantee insurance policy (issued by Financial Security Assurance Inc.) Servicing of the loans will be provided by Fairbanks Capital Corporation. These notes have been rated AAA by Standard and Poor's and Aaa by Moody's.

     Income before taxes in the financial services operation was $55.5 million, $42.3 million and $36.6 million for 1998, 1997 and 1996, respectively. The 31% and 16% increases in income before taxes in 1998 and 1997 respectively, are mainly due to the previously described growth in the average financial services loan portfolio, as well as lower loan loss provisions relative to loans receivable, which resulted from improved loan loss experience, partially offset by increases in operating expenses. Additionally, in 1998 higher income before taxes resulted from the increased gains on residential real estate loan sales.

     The following table identifies the interest income, interest expense, average interest-bearing assets and liabilities, and interest margins for Fremont's financial services operation:

                                                                     YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------------------------
                                              1998                             1997                             1996
                                 ------------------------------   ------------------------------   ------------------------------
                                  AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                                  BALANCE     INTEREST    COST     BALANCE     INTEREST    COST     BALANCE     INTEREST    COST
                                 ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                             (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Interest bearing assets(1):
  Commercial real estate
    loans......................  $1,220,115   $120,718    9.89%   $  954,181   $ 93,973    9.85%   $  749,912   $ 72,732    9.70%
  Residential real estate
    loans......................     417,872     39,182    9.38       322,597     30,896    9.58       210,330     20,214    9.61
  Commercial finance loans.....     416,264     45,700   10.98       436,528     49,255   11.28       446,124     51,368   11.51
  Syndicated loans.............     249,440     22,170    8.89       144,981     14,155    9.76       138,385     13,534    9.78
  Insurance premium finance
    loans......................      62,050      7,058   11.37        53,640      6,133   11.43        52,681      5,917   11.23
  Investments..................     235,397     12,716    5.40       183,842     10,186    5.54       198,419     10,538    5.31
                                 ----------   --------            ----------   --------            ----------   --------
  Total interest bearing
    assets.....................  $2,601,138   $247,544    9.52%   $2,095,769   $204,598    9.76%   $1,795,851   $174,303    9.71%
                                 ==========   ========            ==========   ========            ==========   ========
Interest bearing liabilities:
  Time deposits................  $1,339,116   $ 76,215    5.69%   $1,030,787   $ 60,055    5.83%   $  755,160   $ 43,351    5.74%
  Savings deposits.............     388,355     20,245    5.21       268,344     13,610    5.07       247,648     12,268    4.95
  Securitization obligation....     287,386     17,588    6.12       301,545     18,551    6.15       295,827     18,035    6.10
  Debt with banks..............     268,834     17,170    6.39       216,869     14,406    6.64       243,292     15,703    6.45
  Debt from affiliates.........      53,813      3,279    6.09        49,735      2,810    5.65        57,174      2,796    4.89
  Other........................       2,245         90    4.01         5,325        312    5.86         3,353        191    5.70
                                 ----------   --------            ----------   --------            ----------   --------
  Total interest bearing
    liabilities................  $2,339,749   $134,587    5.75%   $1,872,605   $109,744    5.86%   $1,602,454   $ 92,344    5.76%
                                 ==========   ========            ==========   ========            ==========   ========
Net interest income............               $112,957                         $ 94,854                         $ 81,959
                                              ========                         ========                         ========
Net yield......................                           4.34%                            4.53%                            4.56%

---------------
(1) Average loan balances include non-accrual loan balances.

     The margin between the Company's interest income and expense ("net yield") decreased in 1998 and 1997 as compared to the respective prior year, due mainly to the offsetting effects of a decrease in the net yields on commercial finance loans and increases in syndicated loans which generally carry lower net yields, offset partially by an increase in the net yields on real estate loans. Net yields decreased on commercial finance loans due primarily to a continuation of the competitive environment. While the overall net yield on real estate loans increased, this was the combined result of increases in the net yields on commercial real estate loans, partially offset by decreases in the net yields on residential real estate loans.

     Loans Receivable and Reserve Activity. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:

                                                               DECEMBER 31,
                                       ------------------------------------------------------------
                                              1998                 1997                 1996
                                       ------------------   ------------------   ------------------
                                                    % OF                 % OF                 % OF
                                         AMOUNT     TOTAL     AMOUNT     TOTAL     AMOUNT     TOTAL
                                       ----------   -----   ----------   -----   ----------   -----
                                                 (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Term loans:
  Commercial and residential real
     estate loans...................   $2,110,301     70%   $1,426,482     70%   $1,113,950     65%
  Commercial finance loans..........      168,040      5       115,912      6       156,658      9
  Syndicated loans..................      168,170      6        42,101      2        13,438      1
  Insurance premium finance loans...       58,563      2        54,342      3        53,661      3
                                       ----------    ---    ----------    ---    ----------    ---
          Total term loans..........    2,505,074     83     1,638,837     81     1,337,707     78
Revolving loans:
  Commercial finance loans..........      317,468     11       284,563     14       272,559     16
  Syndicated loans..................      191,980      6       104,689      5       115,521      6
                                       ----------    ---    ----------    ---    ----------    ---
          Total revolving loans.....      509,448     17       389,252     19       388,080     22
                                       ----------    ---    ----------    ---    ----------    ---
            Total loans.............    3,014,522    100     2,028,089    100     1,725,787    100
Less allowance for possible loan
  losses............................       56,346      2        44,402      2        37,747      2
                                       ----------    ---    ----------    ---    ----------    ---
  Loans receivable..................   $2,958,176     98%   $1,983,687     98%   $1,688,040     98%
                                       ==========    ===    ==========    ===    ==========    ===

     The following table illustrates the maturities of Fremont's loans receivable:

                                                 MATURITIES AT DECEMBER 31, 1998
                                          ---------------------------------------------
                                           1 TO 24     25 TO 60   OVER 60
                                            MONTHS      MONTHS     MONTHS      TOTAL
                                          ----------   --------   --------   ----------
                                                     (THOUSANDS OF DOLLARS)
Term loans -- variable rate............   $  624,190   $806,181   $639,391   $2,069,762
Term loans -- fixed rate...............      134,201     85,062    216,049      435,312
Revolving loans -- variable rate.......      509,448         --         --      509,448
                                          ----------   --------   --------   ----------
  Total................................   $1,267,839   $891,243   $855,440   $3,014,522
                                          ==========   ========   ========   ==========

     The Company monitors the relationship of fixed and variable rate loans and interest bearing liabilities in order to minimize interest rate risk.

     During 1997, the Company began originating both commercial and residential real estate loans outside of California. The Company intends to seek portfolio growth outside of California in order to achieve greater geographic diversity in its loan portfolio and thereby lessen Fremont's exposure to regional economic conditions. The total amount of commercial and residential real estate loans outstanding on properties located outside of California at December 31, 1998 was $328 million and $179 million, respectively.

     During periods when economic conditions are unfavorable, Fremont's financial services businesses may not be able to originate new loan products or maintain credit quality at previously attained levels. This may negatively affect the Company's net finance income and levels of non-performing assets and net charge-offs. Changes in market interest rates, or in the relationships between various interest rates, could cause the Company's interest margins to vary and may result in significant changes in the prepayment patterns of Fremont's finance receivables, which could adversely affect the Company's results of operations and financial condition.

     Fremont's financial services businesses maintain reserves for credit losses on its portfolio of finance receivables in amounts that Fremont believes is sufficient to provide adequate protection against potential losses. The Company attempts to minimize the impact that adverse economic developments could have on Fremont's finance services loan portfolio by concentrating primarily on lending on a senior and secured basis and by carefully monitoring the underlying collateral that secures these loans. Although the Company believes that its level of reserves is sufficient to cover potential credit losses, Fremont's reserves could prove to be inadequate due to unanticipated adverse changes in economic conditions or discrete events that adversely affect specific borrowers, industries or markets. Any of these changes could impair Fremont's ability to realize the expected value of the collateral securing certain of its finance receivables.

     Fremont's financial services businesses compete in markets that are highly competitive and are characterized by factors that vary based upon product and geographic region. The markets in which the Company competes are typically characterized by a large number of competitors who compete based primarily upon price, terms and loan structure. Fremont primarily competes with banks, mortgage, insurance, and finance companies, many of which are larger and have greater financial resources than Fremont. The competitive forces of these markets could adversely affect the Company's net finance income, loan origination volume or net credit losses.

     The following table describes the asset classifications, loss experience and reserve reconciliation of the financial services operation as of or for the periods ended as shown below:

                                                                          DECEMBER 31,
                                                             ---------------------------------------
                                                                1998          1997          1996
                                                             -----------   -----------   -----------
                                                             (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Non-accrual loans..........................................  $   22,520    $   31,525    $   19,785
Accrual loans 90 days past due.............................       1,264           927         1,355
Real estate owned ("REO")..................................       4,918         9,571        10,016
                                                             ----------    ----------    ----------
Total non-performing assets................................  $   28,702    $   42,023    $   31,156
                                                             ==========    ==========    ==========
Beginning allowance for possible loan losses...............  $   44,402    $   37,747    $   31,781
Provision for loan losses..................................      11,059        12,319        13,885
Reserves established with portfolio acquisitions...........       3,465            --         1,830
Charge-offs:
  Commercial and residential real estate loans.............       1,238         2,752         5,667
  Commercial finance loans.................................       2,049         3,384         5,401
  Syndicated loans.........................................          --            --            --
  Insurance premium finance loans..........................         132           822            74
                                                             ----------    ----------    ----------
  Total charge-offs........................................       3,419         6,958        11,142
                                                             ----------    ----------    ----------
Recoveries:
  Commercial and residential real estate loans.............         695         1,246         1,352
  Commercial finance loans.................................         116            12            20
  Syndicated loans.........................................          --            --            --
  Insurance premium finance loans..........................          28            36            21
                                                             ----------    ----------    ----------
  Total recoveries.........................................         839         1,294         1,393
                                                             ----------    ----------    ----------
Net charge-offs............................................       2,580         5,664         9,749
                                                             ----------    ----------    ----------
Ending allowance for possible loan losses..................  $   56,346    $   44,402    $   37,747
                                                             ==========    ==========    ==========
Allocation of allowance for possible loan losses:
  Commercial and residential real estate loans.............  $   40,097    $   32,966    $   24,759
  Commercial finance loans.................................       8,983         7,723         8,595
  Syndicated loans.........................................       6,798         3,338         3,338
  Insurance premium finance loans..........................         468           375         1,055
                                                             ----------    ----------    ----------
  Total allowance for possible loan losses.................  $   56,346    $   44,402    $   37,747
                                                             ==========    ==========    ==========
Total loans receivable.....................................  $3,014,522    $2,028,089    $1,725,787
Average total loans receivable.............................   2,365,741     1,906,448     1,594,918
Net charge-offs to average total loans receivable..........        0.11%         0.30%         0.61%
Non-performing assets to total loans receivable............        0.95%         2.07%         1.81%
Allowance for possible loan losses to total loans
  receivable...............................................        1.87%         2.19%         2.19%
Allowance for possible loan losses to non-performing
  assets...................................................      196.31%       105.66%       121.15%
Allowance for possible loan losses to non-accrual loans and
  accrual loans 90 days past due...........................      236.91%       136.82%       178.56%

     Non-performing assets decreased to $28.7 million at December 31, 1998 from $42.0 million at December 31, 1997, despite total loans receivable increasing to $3.0 billion at December 31, 1998 from $2.0 billion at December 31, 1997. The increase in non-performing assets in 1997 as compared to 1996 is generally consistent with the increase in total loans receivable to $2.0 billion at December 31, 1997 from $1.7 billion at December 31, 1996.

     The lower provision for loan losses over the three years ended December 31, 1998 is due primarily to improved loan loss experience. Additionally, a lower loan loss provision occurred in 1997 as the Company was adversely impacted in 1996 by a specific loan loss provision associated with one commercial finance loan.

Substantially all of the charge-offs on commercial finance loans in 1996 were related to this loan. The Company's overall improved loan loss experience is evidenced by the decreases in the ratio of net charge-offs to average total loans receivable over the three years ended December 31, 1998, as well as the decrease of the ratio of non-performing assets to total loans receivable from 1997 to 1998 in the preceding table. Additionally, the reductions in the charge-off ratio occurred during a period in which loans receivable increased.

MARKET RISK

     Fremont is subject to market risk resulting primarily from fluctuations in interest rates arising from balance sheet financial instruments such as investments, loans and debt. In the property and casualty insurance operation, the greatest interest rate risk exposure occurs where the interest rate of the financial instrument is fixed in nature and there is a difference between the fixed rate of the financial instrument and the market rate. The greatest interest rate risk exposure in the financial services operation occurs when interest rate gaps arise wherein assets are funded with liabilities having different repricing intervals or different market indices to which the instruments' interest rates are tied. Changes in interest rates will affect the Company's net investment income, loan interest, interest expense and total stockholders' equity. The objective of Fremont's asset and liability management activities is to provide the highest level of net interest income and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk. The Company has designated its entire investment portfolio as investments that would be available for sale in response to changing market conditions, liquidity requirements, interest rate movements and other investment factors. (See "Item 1. Business -- Investment Portfolio.") Fremont currently owns no derivative financial instruments and, consequently, is not subject to market risk for such off-balance sheet financial instruments. Furthermore, the Company does not have exposure to foreign currency or commodity price risk.

PROPERTY AND CASUALTY INSURANCE OPERATION -- INTEREST RATE RISK

     The property and casualty insurance operation has exposure to changes in long-term interest rates due mainly to the significant investment in the available-for-sale investment portfolio. Fluctuations in these interest rates affect the carrying value of the fixed rate investments resulting in fluctuations in unrealized gains and losses on investments, which also affects the Company's stockholders' equity. For an investment in a fixed rate bond, a rise in market interest rates for bonds with a similar remaining term and face amount will result in a decline in the fair value of the fixed rate bond. The converse situation applies as well.

     The following table presents principal cash flows of the investment portfolio by expected maturity dates. The weighted-average interest rate is based on expected maturities for fixed interest rate investments. For variable interest rate investments, the weighted-average interest rate is based on implied forward rates from appropriate annual spot rate observations as of the reporting date.

                   PROPERTY AND CASUALTY INSURANCE OPERATION
                           INTEREST RATE SENSITIVITY

                                                            PRINCIPAL AMOUNT MATURING IN:
                                      -------------------------------------------------------------------------   FAIR VALUE AT
                                        1999      2000      2001      2002     2003     THEREAFTER     TOTAL        12/31/98
                                      --------   -------   -------   ------   -------   ----------   ----------   -------------
                                                               (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Interest rate sensitive assets:
  Securities available for sale:
    Fixed interest rate
      investments...................  $232,072   $75,226   $27,393   $7,322   $28,954   $1,541,880   $1,912,847    $1,969,110
      Weighted-average interest
        rate........................     7.80%     6.18%     5.58%    4.02%     7.81%        7.28%        7.27%
    Variable interest rate
      investments...................  $  1,211   $ 1,339   $ 1,477   $1,582   $52,101   $   87,075   $  144,785    $  140,817
      Weighted-average interest
        rate........................     7.23%     7.23%     7.23%    7.23%     6.55%        5.02%        5.66%

FINANCIAL SERVICES OPERATION -- INTEREST RATE RISK

     Fremont's financial services operation is subject to interest rate risk resulting from differences between the rates on, and repricing characteristics of, interest-earning loans receivable and the rates on, and repricing characteristics of, interest-bearing liabilities used to finance its loans such as thrift deposits and debt. Interest rate gaps may arise when assets are funded with liabilities having different repricing intervals or different market indices to which the instruments' interest rate is tied and to this degree earnings will be sensitive to interest rate changes. Additionally, interest rate gaps could develop between the market rate and the interest rate on loans in the Company's financial services loan portfolio, which could result in borrowers' prepaying their loan obligations to Fremont. While the Company attempts to match the characteristics of interest rate sensitive assets and liabilities to minimize the effect of fluctuations in interest rates, Fremont does not currently utilize derivative financial instruments to meet these objectives. For the financial services operation, the expected maturity date does not necessarily reflect the net market risk exposure because certain instruments are subject to interest rate changes before expected maturity.

     The following table provides information about the assets and liabilities of the Company's financial services operation that are sensitive to changes in interest rates. For loans, investments, thrift deposits and other liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturity, adjusted for estimated loan prepayments based upon historical behaviors of its financial services loan portfolio. Thrift deposits that have no contractual maturity are presented as maturing in 1999.

                          FINANCIAL SERVICES OPERATION
                           INTEREST RATE SENSITIVITY

                                                     PRINCIPAL AMOUNT MATURING IN:
                            -------------------------------------------------------------------------------     FAIR VALUE AT
                               1999        2000       2001       2002      2003     THEREAFTER     TOTAL      DECEMBER 31, 1998
                            ----------   --------   --------   --------   -------   ----------   ----------   ------------------
                                                          (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Interest rate sensitive
  assets:
  Variable rate
    Commercial real estate
      loans...............  $  456,289   $373,563   $261,848   $129,556   $69,747    $28,171     $1,319,174       $1,319,517
      Weighted-average
        interest rate.....       9.04%      8.91%      9.02%      8.98%     8.96%      8.23%          8.97%
    Residential real
      estate loans........  $  202,338   $127,644   $ 74,297   $ 43,093   $22,701    $21,893     $  491,966       $  513,344
      Weighted-average
        interest rate.....       9.55%      8.89%      8.43%      8.21%     8.26%      8.60%          8.99%
    Commercial finance
      loans...............  $  476,346         --         --         --        --    $ 9,162     $  485,508       $  485,508
      Weighted-average
        interest rate.....      10.60%         --         --         --        --      4.07%         10.17%
    Syndicated loans......  $  285,392   $  5,832   $  6,348   $  6,909   $ 7,519    $48,822     $  360,822       $  360,822
      Weighted-average
        interest rate.....       8.44%      8.00%      8.00%      8.00%     8.00%      8.00%          8.35%
    Investments...........  $   29,897   $  8,202   $  7,870   $  5,525   $ 3,231    $ 3,737     $   58,462       $   58,462
      Weighted-average
        interest rate.....       5.41%      6.12%      6.12%      6.12%     6.12%      6.12%          5.75%
  Fixed rate
    Commercial real estate
      loans...............  $   69,922   $ 49,617   $ 37,128   $ 22,600   $14,440    $62,404     $  256,111       $  257,532
      Weighted-average
        interest rate.....       9.32%      8.79%      9.53%      8.72%     8.33%      8.00%          8.82%
    Residential real
      estate loans........  $    7,585   $  6,948   $  5,802   $  4,845   $ 4,045    $20,212     $   49,437       $   51,482
      Weighted-average
        interest rate.....      10.41%     10.28%     10.30%     10.32%    10.35%     10.58%         10.44%
    Premium finance and
      other loans.........  $   58,225         --         --         --        --         --     $   58,225       $   58,225
      Weighted-average
        interest rate.....      11.73%         --         --         --        --         --         11.73%
    Investments...........  $   70,204         --         --         --   $60,594         --     $  130,798       $  130,798
      Weighted-average
        interest rate.....       4.41%         --         --         --     4.87%         --          4.62%

                                                     PRINCIPAL AMOUNT MATURING IN:
                            -------------------------------------------------------------------------------     FAIR VALUE AT
                               1999        2000       2001       2002      2003     THEREAFTER     TOTAL      DECEMBER 31, 1998
                            ----------   --------   --------   --------   -------   ----------   ----------   ------------------
                                                          (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Interest rate sensitive
  liabilities:
  Variable rate thrift
    deposits..............  $  504,543         --         --         --        --         --     $  504,543       $  504,543
      Weighted-average
        interest rate.....       5.21%         --         --         --        --         --          5.21%
      Commercial paper....  $   24,985         --         --         --        --         --     $   24,985       $   24,985
        Weighted-average
          interest rate...       5.30%         --         --         --        --         --          5.30%
      Securitization
        obligation........  $  274,260         --         --         --        --         --     $  274,260       $  274,260
      Weighted-average
        interest rate.....       5.92%         --         --         --        --         --          5.92%
      Debt with banks.....  $  351,500         --         --         --        --         --     $  351,500       $  351,500
      Weighted-average
        interest rate.....       5.74%         --         --         --        --         --          5.74%
    Debt from
      affiliates..........  $   51,265         --         --         --   $20,000         --     $   71,265       $   71,265
      Weighted-average
        interest rate.....       6.47%         --         --         --     6.07%         --          6.36%
Fixed rate
    Thrift deposits.......  $1,410,847   $ 78,373   $ 36,924   $  5,631   $52,355    $46,166     $1,630,296       $1,633,756
      Weighted-average
        interest rate.....       5.44%      5.54%      5.76%      6.09%     5.63%      5.86%          5.48%
    Debt with Federal Home
      Loan Bank...........  $  115,000         --         --         --        --         --     $  115,000       $  115,000
      Weighted-average
        interest rate.....       4.83%         --         --         --        --         --          4.83%

FREMONT GENERAL CORPORATION (PARENT-ONLY) -- INTEREST RATE RISK

     Fremont General Corporation is also subject to interest rate exposure related to LIBOR and United States prime interest rates because of its long-term debt and other obligations with both fixed and variable interest rates. For fixed rate obligations, Fremont General Corporation runs the risk that if market rates decline, the related required payments will exceed those based on the current market rates. For obligations with variable interest rates, fluctuations in the market rates will directly affect interest expense.

     The following table provides information about interest rate sensitive assets and liabilities of Fremont General Corporation. For short-term investments with variable interest rates, the table presents principal cash flows by expected maturity dates. The weighted-average interest rates are based on implied forward rates as derived from appropriate annual spot rate observations as of the reporting date.

                   FREMONT GENERAL CORPORATION (PARENT ONLY)
                           INTEREST RATE SENSITIVITY

                                                          PRINCIPAL AMOUNT MATURING IN:
                                       -------------------------------------------------------------------     FAIR VALUE AT
                                        1999      2000     2001      2002     2003   THEREAFTER    TOTAL     DECEMBER 31, 1998
                                       -------   ------   ------   --------   ----   ----------   --------   -----------------
                                                               (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Interest rate sensitive assets:
  Fixed interest rate short-term
    investments......................  $18,894       --       --         --    --           --    $ 18,894       $ 18,894
    Weighted-average interest rate...    5.56%       --       --         --    --           --       5.56%
Interest rate sensitive liabilities:
  Fixed interest rate debt
    borrowings.......................       --       --       --         --    --     $ 13,527    $ 13,527       $ 11,938
    Weighted-average interest rate...       --       --       --         --    --        5.00%       5.00%
  Variable interest rate debt
    borrowings.......................  $   717   $1,946   $1,946   $301,945    --           --    $306,554       $306,554
    Weighted-average interest rate...    6.47%    6.47%    6.47%      5.76%    --           --       5.78%
  Fixed interest rate
    Company-obligated mandatorily
    redeemable preferred securities
    of subsidiary Trust holding
    solely Company junior
    subordinated debentures..........       --       --       --         --    --     $100,000    $100,000       $104,500
    Weighted-average interest rate...       --       --       --         --    --        9.00%       9.00%

LIQUIDITY AND CAPITAL RESOURCES

     The property and casualty insurance operation must have cash and liquid assets available to meet their obligations to policyholders in accordance with contractual obligations, in addition to having the funds available to meet ordinary operating costs. The operation has several sources of funds to meet its obligations, including cash flow from operations, recoveries from reinsurance contracts and investment securities. By statute, the majority of the cash from the operation is required to be invested in investment grade securities to provide protection for policyholders. Fremont invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's investment portfolio had an unrealized gain of $59.8 million and $81.4 million at December 31, 1998 and 1997, respectively.

     The Company's thrift and loan subsidiary, which is engaged in commercial and residential real estate lending, syndicated loans and insurance premium financing, finances its lending activities primarily through customer deposits, which have grown to $2.13 billion at December 31, 1998 from $1.49 billion at December 31, 1997. The thrift is also eligible for financing through the Federal Home Loan Bank of San Francisco, which financing is available at varying rates and terms. As of December 31, 1998, $474 million was available under the facility of which $115 million was outstanding.

     Fremont's commercial finance loans are funded primarily through its asset securitization program, an unsecured revolving line of credit with a syndicated bank group and its capital. The asset securitization program was established in 1993 to provide a stable and cost effective source of funds to facilitate the expansion of this business. As of December 31, 1998, an aggregate of $235 million in senior series of certificates and an aggregate of $39 million in subordinated series of certificates were outstanding. The interest rate on the certificates, set monthly, ranged from LIBOR plus 0.23% to LIBOR plus 0.95% at December 31, 1998. The securities issued in this program have a scheduled maturity of two to four years, but could mature earlier depending on fluctuations in the outstanding balances of loans in the portfolio and other factors. As of December 31, 1998, up to $265 million in additional publicly offered term asset-backed certificates may be issued pursuant to a shelf registration statement to fund future growth in the commercial finance loan portfolio. In February 1996, $135 million of the senior series certificates ("Series C") were issued. The proceeds were used, in conjunction with existing cash, to retire $200 million in Series A certificates, which were outstanding as of December 31, 1995. In April 1997, $109 million in certificates ("Series D") were issued, comprised of $100 million in senior certificates and $9 million in subordinated certificates. The Series D certificates were issued to retire $100 million in maturing Series B certificates. In December 1995, a commercial paper facility was established as part of the asset securitization program. This facility, which expires in December 2000, provides for the issuance of up to $150 million in commercial paper, dependent upon the level of assets within the asset securitization program. As of December 31, 1998, $25 million in commercial paper was outstanding under this facility. Commercial finance loans are also financed under an unsecured revolving line of credit with a syndicated bank group that presently permits borrowings of up to $438 million, which includes a revolving credit facility of $350 million and a term loan of $88 million. The revolving credit facility converts to a term loan in August 2000, with ultimate maturity in June 2002. The term loan matures July 2001. This facility is also used to finance certain syndicated loans. The balance outstanding at December 31, 1998 of the revolving credit facility and the term loan was $264 million and $88 million, respectively, with a weighted average interest rate of 5.74%. This credit line is primarily used to finance assets which are not included in the Company's asset securitization program. (See "Item 1. Business -- Financial Services Operation -- Commercial Finance.")

     As a holding company, Fremont General Corporation ("the holding company") pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, management fees paid by its subsidiaries and dividends paid by its subsidiaries. Stockholders' dividends declared aggregated $20.9 million, $18.9 million and $15.8 million during 1998, 1997 and 1996, respectively. Several of Fremont's subsidiaries are subject to certain statutory and regulatory restrictions and various agreements, principally loan agreements, that restrict their ability to distribute dividends to the holding company. The holding company expects that during the next few years dividends from its subsidiaries will consist of dividends from its property and casualty insurance subsidiaries and dividends on preferred stock of its financial services subsidiaries. The maximum amount available for payment of dividends by the property and casualty insurance subsidiaries at December 31, 1998 without prior regulatory approval is approximately $235.3 million.

     To facilitate general corporate operations, Fremont General Corporation maintains a revolving line of credit with a syndicated bank group that currently permits borrowings of up to $400 million, of which $300 million was outstanding as of December 31, 1998. On March 17, 1999, Fremont General Corporation issued $425 million of Senior Notes consisting of $200 million of 7.70% Senior Notes due 2004 and $225 million of 7.875% Senior Notes due 2009. The notes were offered in a private placement to qualified institutional buyers and a limited number of institutional accredited investors and have not been registered under the Securities Act; however, Fremont General Corporation intends to do so during 1999. Net proceeds from the notes were used to repay all indebtedness outstanding under the revolving line of credit and for general corporate purposes, including working capital.

     On August 1, 1997, the Company completed the acquisition of Industrial which resulted in the ultimate disbursement of funds totaling $434 million, comprised of $355 million in purchase price, as adjusted pursuant to certain audit and settlement provisions in the purchase agreement, $79 million in the pay-off of an outstanding debt obligation that Industrial owed to Talegen, and $9.5 million in costs incurred in connection with the acquisition. The disbursement of cash used to fund the acquisition included $219 million in borrowings under the Company's existing line of credit and the remainder from internally generated funds. (See "General.")

     During 1998, an aggregate $21.0 million principal amount at maturity of Liquid Yield Option(TM) Notes due October 12, 2013 (Zero Coupon-Subordinated) ("LYONs") were converted into 809,000 shares of Fremont General Corporation's Common Stock. The effect of these conversions was an increase in stockholders' equity and a decrease in long-term debt of $10 million. During 1997, an aggregate $266.7 million principal amount at maturity of LYONs were converted into 10.3 million shares of Fremont General Corporation's Common Stock. The effect of the conversions was an increase in stockholders' equity and a decrease in long-term debt of $117 million. During 1996, an aggregate $72.5 million principal amount at maturity of LYONs were converted into 2.8 million shares of Fremont General Corporation's Common Stock. The effect of the 1996 conversions was an increase in stockholders' equity and a decrease in long-term debt of $31 million.

     On March 1, 1996, Fremont General Financing I, a statutory business trust (the "Trust") and consolidated wholly-owned subsidiary of the holding company, sold $100 million of 9% Trust Originated Preferred Securities(SM) ("the Preferred Securities") in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. The proceeds from the sale of the Preferred Securities were invested in 9% Junior Subordinated Debentures of the holding company ("the Junior Subordinated Debentures"). The proceeds from the sale of the Junior Subordinated Debentures were used to repay approximately $50 million in revolving bank line of credit indebtedness, with the remainder used for general corporate purposes. The $100 million Junior Subordinated Debentures are the sole asset of the Trust. The Preferred Securities will be redeemed upon maturity of the Junior Subordinated Debentures in 2026, subject to the election available to Fremont General Corporation to extend the maturity up to 2045, and they may be redeemed, in whole or in part, at any time on or after March 31, 2001 and under certain specified circumstances. The Junior Subordinated Debentures are subordinate and junior to all senior indebtedness of the holding company. Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by Fremont General Corporation.

     Net cash used in operating activities of continuing operations was $199.7 million, $18.0 million and $96.0 million for 1998, 1997 and 1996, respectively. Net cash used in continuing operations increased in 1998 as compared to 1997, due primarily to a higher reduction in claims and policy liabilities and an increase in premiums receivable and agents' balances, offset partially by an increase in net income and an increase in the provision for deferred income taxes. The higher reduction in claims and policy liabilities is due mainly to an increase in 1998 in reinsurance recoverables on unpaid losses resulting from the additional excess of loss reinsurance purchased by Fremont and which became effective January 1, 1998. (See "Results of Operations -- Property and Casualty Insurance Operation -- Premiums.") Additionally, the higher provision for deferred income taxes is due predominately to this higher reduction in claims and policy liabilities. The decrease in net cash used in operating activities in 1997 as compared to 1996 was due primarily to an increase in net income and a decrease in other assets and an increase in other liabilities. The significant decrease in other assets was due mainly to a $45 million collection on a policyholder receivable classified in other assets and the increase in other liabilities was due mainly to increases in accrued federal income taxes payable.

     Net cash provided by (used in) investing activities was $(721.4) million, $(393.2) million and $229.8 million for 1998, 1997 and 1996, respectively. The decrease in net cash provided by (used in) investing activities is due primarily to increases in loan originations and bulk purchases funded, net of repayments and a smaller decrease in short-term investments. This was partially offset by increases in investment sales, maturities and calls, net of purchases and a decrease in the purchase of subsidiaries. The increase in loan originations and bulk purchases funded is consistent with the general growth in Fremont's financial services loan portfolio. The decrease in the purchase of subsidiaries occurs as the 1998 acquisition of Unicare at $110 million in purchase price was smaller than the 1997 acquisition of Industrial. The decrease in net cash provided by (used in) investing activities in 1997 as compared to 1996 was due mainly to the August 1, 1997 acquisition of Industrial; an increase in investment purchases, net of sales, maturities and short-term investment activity; and an increase in loan originations, net of repayments. The increase in loan originations is consistent with the general growth in the Company's financial services' loan portfolio. The decrease in short-term investments was due primarily to the investing of the acquired short-term investment portfolio of Industrial into long-term investments.

     Net cash provided by (used in) financing activities was $936.1 million, $420.8 million, and $(118.0) million in 1998, 1997 and 1996, respectively. The increase in net cash provided by (used in) financing activities in 1998 as compared to 1997 is due mainly to increases in short-term and long-term debt proceeds, net of repayments and an increase in thrift deposits. These increases resulted primarily from the financing of the general growth of the Company's financial services loan portfolio. Net cash provided by (used in) financing activities increased in 1997 as compared to 1996, due primarily to an increase in long-term debt proceeds, net of short-term and long-term repayments; an increase in thrift deposits; and the payment in 1996 of $363.4 million in the settlement of certain reinsurance and assumption agreements that substantially reduced the Company's life insurance activities to an immaterial level. The increase in long-term debt proceeds, net of repayments, was due mainly to $140 million in net additional borrowings used in conjunction with the acquisition of Industrial. Partially offsetting these increases in financing activities were decreases in annuity receipts, net of contract withdrawals, which is consistent with the Company's substantial reduction in life insurance activities in 1996. Additionally, the Company's financing activities in 1996 were significantly impacted by the proceeds of $100 million from the sale of the Preferred Securities, which were issued on March 1, 1996.

     The amortized cost of Fremont's invested assets were $2.33 billion and $2.36 billion at December 31, 1998 and 1997, respectively. The modest decrease in invested assets is due mainly to the offsetting effects of higher ceded reinsurance premium payments resulting from the additional excess of loss reinsurance purchased by Fremont that became effective January 1, 1998, offset partially by an increase in invested assets resulting from the acquisition of Unicare.

     The Company's property and casualty premium to surplus ratio for the year ended December 31, 1998 was 1.0 to 1, which is within industry guidelines. The FDIC has established certain capital and liquidity standards for its member institutions, and Fremont's thrift was in compliance with these standards as of December 31, 1998. (See "Item 1. Business -- Regulation -- Thrift and Loan Regulation.") In December 1998, an additional $33 million was contributed to the capital of this subsidiary in response to the growth in the thrift's loan portfolio during 1998.

     The Company believes that its existing cash, its bank lines of credit, revenues from operations and other available sources of liquidity will be sufficient to satisfy its liquidity needs for the next several years.

YEAR 2000 READINESS DISCLOSURE

     Problems may arise from computer software programs and operating systems that use only two digits to designate the calendar year in a date code field. For example, where the date December 21, 2000, is encoded as "12/21/00" instead of "12/21/2000." Based on this two-digit format for date coding, computers with date-sensitive programs could recognize the year 2000 as "00" and incorrectly assume that the year is 1900. Similar problems can arise for systems dependent upon embedded chips that are encoded to only use or recognize two digits when referring to a calendar year. Additionally, problems may arise from the computer's inability to process (including calculating, comparing, sequencing, displaying, or storing), transmit, or receive date data from, into, and between the 20th and 21st centuries, and during the years 1999 and 2000, and leap year calculations. Fremont refers to these problems as the "Year 2000 Problem." The Company considers the Year 2000 Problem a critical business continuity issue and has categorized the Year 2000 Problem into the following four areas:

          Office facilities and equipment -- Will the telephones, facsimile machines, copy machines, elevators, air conditioning and heating systems, and other utility systems used by Fremont in its leased and owned facilities function properly in the year 2000 and beyond?

          Key business partners, vendors, other suppliers -- Will Fremont's key business partners, major vendors, and other suppliers face significant disruption to the goods and services provided to the Company due to Year 2000 Problems?

          Customers -- Will Fremont's revenues be significantly adversely affected by customers' inability to remediate successfully their own Year 2000 Problems?

          Internal Computer systems -- Considered the most important area to resolve, will the Company's computer systems operate properly in the year 2000 and beyond?

     The following discussion establishes the extent of work performed, or to be performed, and results obtained as of January 31, 1999 in addressing the impact of the Year 2000 Problem on the above-described areas.

  Office facilities and equipment:

     The Company has evaluated all of its telephone systems to determine the extent of any Year 2000 Problems. The majority of the Company's telephone systems have been rendered Year 2000 compliant. The remaining non-compliant systems are expected to be compliant by June 30, 1999.

     Regarding the Company's leased facilities, we have inquired from facility owners the extent of any Year 2000 Problems (if any) as they relate to the elevator, air conditioning/heating, and other utility systems in these facilities. Fremont has evaluated representations rendered by these facility owners for most of the Company's leased facilities. Based on the representations received through January 31, 1999, Fremont anticipates no significant disruption from these various facility-related systems due to the Year 2000 Problem. Further, with respect to Fremont's owned facilities, an evaluation of the extent of any Year 2000 Problems relating to these facilities' utility and elevator systems has been made and no significant disruptions (if any) to the Company's operations from these systems are anticipated.

     Finally, with regard to office equipment such as facsimile and copy machines, Fremont considers the risk minimal as to any significant cost or disruption to its operations resulting from a Year 2000 Problem impacting any of its office equipment (excluding telephone and computer systems). Accordingly, no significant work is currently being planned in this area.

  Key business partners, vendors, other suppliers:

     Fremont has identified its key business partners, such as its critical banking, employee benefits, reinsurance, auditors, outside legal counsel, and other professional service relationships. The Company has been surveying all of these relationships as to their Year 2000 compliance, and will develop appropriate contingency plans in its effort to avoid significant disruption to Fremont's operations. The Company anticipates this process to be completed by June 30, 1999. Many surveys have already been received and evaluated in the areas of employee benefits and reinsurance. Based on the evaluations received to date, most of these business partners have stated that they anticipate their Year 2000 compliance and testing to be completed in early 1999.

     In addition to key business partners, the Company's suppliers and vendors are concentrated into the areas of office supplies, office furniture and equipment, and computer hardware and software. With the exception of computer software, Fremont believes that there are many alternative suppliers for their office supply and furniture needs, as well as several alternative sources for computer hardware. Accordingly, the risk of a significant disruption to the Company's operations due to a supplier's inability to resolve its Year 2000 Problems is considered minimal since Fremont could select an alternate supplier. (With regard to computer software, refer to the separate discussion on the Company's internal computer systems.) In an effort to identify which suppliers may have Year 2000 compliance difficulties, the Company has identified its more significant suppliers/vendors and has been surveying them as to their Year 2000 compliance status. The results of these surveys will be evaluated and appropriate contingency plans will be developed if considered necessary. Fremont expects this process to be completed by June 30, 1999.

  Customers:

     In the financial services operation, Fremont's revenues could be impacted should a customer/borrower be unable to pay interest and/or principal when due because of the customers' inability to resolve its Year 2000 Problems. Regarding commercial and residential real estate loans, the risk of a significant impact to operating results is considered minimal since Fremont would utilize the collateral securing existing loans to mitigate any loan losses. Additionally for commercial real estate loans, the borrower's Year 2000 risk is further limited by the multiple tenant nature of most of the properties under collateral. The Company has focused its attention on those commercial properties that are single tenant, which are comprised of approximately fifty loans as of January 31, 1999. Fremont has been surveying these customers to determine their Year 2000 compliance. For commercial finance loans, the Company has been surveying its entire customer base to ascertain whether or not any significant Year 2000 issues exist with existing borrowers. With regard to new loan customers, the Company has adopted additional review procedures for both real estate and commercial finance loans to determine the extent of an applicant's Year 2000 compliance. Based on the results obtained to date, Fremont does not anticipate any significant impact to its financial services revenues due to the Year 2000 Problem. For Fremont's thrift deposits, the Company's effort to mitigate the risk of significant depositor withdrawals has been pursued through an educational program, as recommended by the FDIC, aimed at informing current and prospective depositors as to the thrift's Year 2000 compliance efforts and results.

     In its property and casualty insurance operation, Fremont has determined the extent of procedures to employ in ascertaining the potential impact to its insurance premium revenues resulting from an insured's or agent's inability to resolve their Year 2000 Problems. The procedures primarily relate to surveying the Company's major insureds and agents as to the extent of any Year 2000 Problems which would significantly impact their operations. Fremont anticipates completing these procedures by June 30, 1999 and will develop appropriate contingency plans should a significant Year 2000 Problem be identified from these surveys.

  Internal computer systems:

     As of January 31, 1999, significant Year 2000 compliance issues remain only within Fremont's property and casualty insurance operation. The Company's computer-based systems ("Systems") supporting the financial services operation, administrative systems (personnel, payroll and accounting) and treasury systems (cash management and investment portfolio management) have all been rendered substantially Year 2000 compliant.

     Within the financial services segment, substantially all operations utilize application Systems that are vendor supported. For commercial and residential real estate lending, all current application Systems are substantially Year 2000 compliant. Additionally, these application Systems have been tested internally to validate their Year 2000 compliance, with no significant errors identified or left unresolved. Similarly, the application Systems for commercial finance lending and syndicated loans, while substantially compliant in their present form, will be fully compliant after upgrading to the current version of the software, which is already available and installed at several of the vendor's clients. Fremont intends to install the software upgrades and test these Systems to verify the vendors' representations. The Company expects to complete these procedures by June 30, 1999.

     With regard to the property and casualty insurance operation, the Company developed an action plan in 1996 to render its workers' compensation Systems Year 2000 compliant. Based on an evaluation of the progress made as of January 31, 1999, Fremont believes that its Systems that support its California operations are Year 2000 compliant (including testing), and the Company estimates that the Systems that support its non-California operations, excluding those Systems supporting recently acquired Industrial, will be Year 2000 compliant and tested by March 31, 1999. Industrial's Systems are expected to be converted to Year 2000 compliant Systems by September 30, 1999. The property and casualty insurance operation will be moving onto new Systems that will, after full implementation, be the workers' compensation operation's new nationwide claims and policy handling platform. The costs to be incurred by Fremont in completing these Year 2000 initiatives are not expected to have a material impact on the Company's results of operations (1998 costs of approximately $4.5 million).

     Regarding administrative and back-office operations, Fremont believes that its personnel, payroll, accounting, and treasury Systems are Year 2000 compliant. The Company intends to test these Systems by June 30, 1999 to verify the vendors' representations.

     In addition to its various application Systems, Fremont maintains several PC-based client/server network infrastructures. The majority of these installations were established within the past five years. Substantially all of these networks use the most current versions of network operating and data transmission software, all of which are believed to be Year 2000 compliant. The Company is in the process of testing vendors' representations as to Year 2000 compliance of installed network software. These processes are anticipated to be completed by March 31, 1999 with no significant Year 2000 Problems expected. Additionally, the Company has inventoried all of its PC hardware. Substantially all of the PC hardware is believed to be Year 2000 compliant and the Company anticipates that any non-compliant PC hardware will be rendered Year 2000 compliant by June 30, 1999.

     Management of the Company continues to monitor the progress of its Year 2000 compliance initiatives and will continue to allocate resources necessary to resolve significant Year 2000 Problems as they are identified. Based on the progress of the work performed through January 31, 1999, Fremont anticipates that its office facilities and equipment; key business partners, vendors and other suppliers; major customers; and internal computer systems will be substantially Year 2000 compliant before December 31, 1999. For all mission critical Systems, Fremont is developing appropriate contingency plans in the event an unanticipated Year 2000 Problem occurs. These plans are expected to be completed by September 30, 1999.

  Risk factors:

     Due to the dependence of Fremont's insurance services and financial services businesses on computer technology to operate its businesses, and the dependence of the insurance and financial services industries on computer technology, the nature and impact of Year 2000 processing failures on the Company's businesses could be material. Fremont believes its mission critical Systems will be substantially Year 2000 compliant by September 30, 1999. The Company cannot assure you that its Year 2000 compliance efforts will be completed in a timely manner or that the Company's Year 2000 compliance efforts will be successful even if these compliance efforts are completed in a timely manner. It is difficult to predict with certainty what will happen in connection with the Year 2000 Problem after December 31, 1999. Despite Fremont's best efforts to mitigate and remediate its Year 2000 Problem, if key business partners, vendors and other suppliers, facility owners, or customers have over-estimated their own Year 2000 readiness, or been less than truthful or forthcoming in their Year 2000 readiness disclosure, Fremont will be forced to implement certain of its contingency plans, and may be jeopardized with respect to its own Year 2000 compliance status. In this scenario, it is possible that Fremont may experience unfavorable business factors and expenditures in excess of budget which could result in a negative effect on results of operations in one or all of the Company's businesses, depending upon the specific nature of the problem or problems.

     Worst-case scenarios (events the Company does not anticipate will occur) might involve the inability of several of the Company's workers' compensation insurance operation's major insureds, and/or agents, to resolve their respective Year 2000 Problem. If this were to occur, effects could include the loss of business that might be material to Fremont. Furthermore, negative economic conditions precipitated by the Year 2000 Problem could adversely impact the financial services operation's ability to originate loans or maintain credit quality at previously attained levels and could negatively affect Fremont's net finance income, levels of non-performing assets and net charge-offs. Fremont's operations are highly dependent on the ability of its banking business partners to process its financial transactions. If the Company's key banking business partners, as well as the banking industry in general, fail to resolve their respective Year 2000 Problems, if any, serious consequences to Fremont could result including the disruption to its normal pattern of cash flows, or increased risk for possible legal actions for breach of contract or other harm. These consequences could adversely affect the Company's results of operations and financial condition. While the Company does not anticipate any of these scenarios to occur, in making its own Year 2000 Readiness Disclosure statements, Fremont has relied upon the honesty and forthrightness of its key business partners, vendors and other suppliers, facility owners and customers in making their respective Year 2000 readiness representations to the Company.

     Readers are cautioned that forward-looking statements contained in this Year 2000 Readiness Disclosure section should be read in conjunction with the Company's cautionary statements at the beginning of this section. (See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

ITEM 7.(A) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the subheadings "Market Risk," "Property and Casualty Insurance Operations -- Interest Rate Risk," "Financial Services Operations -- Interest Rate Risk," and "Fremont General Corporation (Parent-only) -- Interest Rate Risk" in the Company's Management's Discussion and Analysis is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements, including supplementary data, are set forth in the "Index" on page 54 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the subheadings "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the subheadings "Election of Directors," "Compensation of Directors," "Executive Officers," "Summary Compensation Table," "Summary Compensation Table -- Explanations," "Option Exercises and Year-End Values," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table," "Long-Term Incentive Plans -- Awards in Last Fiscal Year," "Employment Agreements" and "Retirement and Other Benefit Plans, A-I" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the subheading "Principal and Management Stockholders" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information immediately following the captions "Election of Directors" and "Employment Agreements" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)and (a)(2) and (d) FINANCIAL STATEMENTS AND SCHEDULES. Reference is made to the "Index -- Consolidated Financial Statements and Financial Statements Schedules -- Annual Report on Form 10-K filed as part of this Annual Report."

(a)(3) and (c) EXHIBITS.

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
     2.1         Stock Purchase Agreement by and among Talegen Holdings,
                 Inc., Fremont Indemnity Company and Fremont General
                 Corporation dated as of May 16, 1997 including exhibits
                 thereto. (Filed as Exhibit No. 2.1 to Current Report on Form
                 8-K, as of August 1, 1997, Commission File Number 1-8007,
                 and incorporated herein by reference.)
     2.2         Tax Allocation and Indemnification Agreement, dated as of
                 May 16, 1997 by and among Xerox Financial Services, Inc.,
                 Talegen Holdings, Inc., Industrial Indemnity Holdings, Inc.,
                 Fremont General Corporation, and Fremont Indemnity
                 Corporation, a California corporation. (Filed as Exhibit No.
                 2.2 to Current Report on Form 8-K, as of August 1, 1997,
                 Commission File Number 1-8007, and incorporated herein by
                 reference.)
     3.1         Restated Articles of Incorporation of Fremont General
                 Corporation. (Filed as Exhibit No. 3.1 to Quarterly Report
                 on Form 10-Q, for the period ended June 30, 1998, Commission
                 File Number 1-8007, and incorporated herein by reference.)
     3.2         Certificate of Amendment of Articles of Incorporation of
                 Fremont General Corporation.
     3.3         Amended and Restated By-Laws of Fremont General Corporation.
                 (Filed as Exhibit No. 3.3 to Annual Report on Form 10-K, for
                 the fiscal year ended December 31, 1995, Commission File
                 Number 1-8007, and incorporated herein by reference.)
     4.1         Form of Stock Certificate for Common Stock of the
                 Registrant. (Filed as Exhibit No. (1) Form 8-A filed on
                 March 17, 1993, Commission File Number 1-8007, and
                 incorporated herein by reference.)
     4.2         Indenture with respect to Liquid Yield Option Notes Due 2013 between the Registrant and Bankers Trust Company. (Filed as
                 Exhibit No. 4.4 to Registration Statement on Form S-3 filed on October 1, 1993, and incorporated herein by reference.)
     4.3         Indenture among the Registrant, the Trust and First
                 Interstate Bank of California, a California banking
                 corporation, as trustee. (Filed as Exhibit No. 4.3 to Annual
                 Report on Form 10-K, for the fiscal year ended December 31,
                 1995, Commission File Number 1-8007, and incorporated herein by reference.)
     4.4         Amended and Restated Declaration of Trust among the
                 Registrant, the Regular Trustees, The Chase Manhattan Bank
                 (USA), a Delaware banking corporation, as Delaware trustee, and The Chase Manhattan Bank, N.A., a national banking
                 association, as Institutional Trustee. (Filed as Exhibit No.
                 4.5 to Annual Report on Form 10-K, for the fiscal year ended
                 December 31, 1995, Commission File Number 1-8007, and
                 incorporated herein by reference.)
     4.5         Preferred Securities Guarantee Agreement between the
                 Registrant and The Chase Manhattan Bank, N.A., a national
                 banking association, as Preferred Guarantee Trustee. (Filed as Exhibit No. 4.6 to Annual Report on Form 10-K, for the
                 fiscal year ended December 31, 1995, Commission File Number
                 1-8007, and incorporated herein by reference.)

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
     4.6         Common Securities Guarantee Agreement by the Registrant.
                 (Filed as Exhibit No. 4.7 to Annual Report on Form 10-K, for
                 the fiscal year ended December 31, 1995, Commission File
                 Number 1-8007, and incorporated herein by reference.)
     4.7         Form of Preferred Securities. (Included in Exhibit 4.5).
                 (Filed as Exhibit No. 4.8 to Annual Report on Form 10-K, for
                 the fiscal year ended December 31, 1995, Commission File
                 Number 1-8007, and incorporated herein by reference.)
     4.8         Form of 9% Junior Subordinated Debenture. (Included in
                 Exhibit 4.3). (Filed as Exhibit No. 4.9 to Annual Report on
                 Form 10-K, for the fiscal year ended December 31, 1995,
                 Commission File Number 1-8007, and incorporated herein by
                 reference.)
     4.9         Indenture dated as of March 1, 1999 between the Registrant and The First National Bank of Chicago, as trustee.
     4.10        Registration Rights Agreement among the Registrant and
                 Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit
                 Suisse First Boston Corporation, Goldman, Sachs & Co., and
                 Warburg Dillon Read LLC.
     4.11        Form of Fremont General Corporation 7.70% Senior Notes due
                 2004.
     4.12        Form of Fremont General Corporation 7.875% Senior Notes due
                 2004.
    10.1(a)      Fremont General Corporation Employee Stock Ownership Plan as
                 amended. (Filed as Exhibit No. 10.1 to Annual Report on Form
                 10-K, for the fiscal year ended December 31, 1995,
                 Commission File Number 1-8007, and incorporated herein by
                 reference.)
    10.1(b)      Amendment Number Two to the Fremont General Corporation
                 Employee Stock Ownership Plan. (Filed as Exhibit No. 10.1
                 (b) to Annual Report on Form 10-K, for the fiscal year ended
                 December 31, 1997, Commission File Number 1-8007, and
                 incorporated herein by reference.)
    10.1(c)      Amendment Number Three to the Fremont General Corporation
                 Employee Stock Ownership Plan. (Filed as Exhibit No. 10.1(c)
                 to Quarterly Report on Form 10-Q, for the period ended
                 September 30, 1998, Commission File Number 1-8007, and
                 incorporated herein by reference.)
    10.1(d)      Amendment Number Four to the Fremont General Corporation
                 Employee Stock Ownership Plan.
    10.2         Amended and Restated Trust Agreement for Fremont General
                 Corporation Employee Stock Ownership Plan. (Filed as Exhibit
                 No. 10.2 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
    10.3(a)      Fremont General Corporation and Affiliated Companies
                 Investment Incentive Plan. (Filed as Exhibit No. 10.3 to
                 Annual Report on Form 10-K, for the fiscal year ended
                 December 31, 1995, Commission File Number 1-8007, and
                 incorporated herein by reference.)
    10.3(b)      Amendments Number One, Two and Three to the Fremont General
                 Corporation and Affiliated Companies Investment Incentive
                 Plan. (Filed as Exhibit No. 10.3 (b) to Quarterly Report on
                 Form 10-Q, for the period ended September 30, 1997,
                 Commission File Number 1-8007, and incorporated herein by
                 reference.)
    10.3(c)      Amendment Number Four to the Fremont General Corporation and
                 Affiliated Companies Investment Incentive Plan. Filed as
                 Exhibit No. (10.3 to Annual Report on Form 10-K, for the
                 Fiscal Year Ended December 31, 1997, Commission File Number
                 1-8007, and incorporated herein by reference.)

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
    10.3(d)      Amendment Number Five to the Fremont General Corporation and
                 Affiliated Companies Investment Incentive Plan. (Filed as
                 Exhibit No. 10.3(d) to Quarterly Report on Form 10-Q, for
                 the period ended September 30, 1998, Commission File Number
                 1-8007, and incorporated herein by reference.)
    10.4(a)      Trust Agreement for Investment Incentive Plan. (Filed as
                 Exhibit No. (10)(xi) to Annual Report on Form 10-K, for the
                 Fiscal Year Ended December 31, 1993, Commission File Number
                 1-8007, and incorporated herein by reference.)
    10.4(b)      Amendment to Trust Agreement for Investment Incentive Plan.
                 (Filed as Exhibit No. 10.4 to Annual Report on Form 10-K,
                 for the fiscal year ended December 31, 1995, Commission File
                 Number 1-8007, and incorporated herein by reference.)
    10.5         Supplemental Retirement Plan of the Company, as restated
                 January 1, 1997. (Filed as Exhibit No. 10.5 to Quarterly
                 Report on Form 10-Q, for the period ended September 30,
                 1997, Commission File Number 1-8007, and incorporated herein by reference.)
    10.5(b)      Amendment Number Two to the Fremont General Corporation
                 Supplemental Retirement Plan of the Company.
    10.6         Trust Agreement for Supplemental Retirement Plan of the
                 Company, as amended. (Filed as Exhibit No. 10.6 to Annual
                 Report on Form 10-K, for the fiscal year ended December 31,
                 1995, Commission File Number 1-8007, and incorporated herein by reference.)
    10.7(a)      Senior Supplemental Retirement Plan, as restated January 1,
                 1997. (Filed as Exhibit No. 10.7 to Quarterly Report on Form
                 10-Q, for the period ended September 30, 1997, Commission
                 File Number 1-8007, and incorporated herein by reference).
    10.7(b)      First Amendment to the Fremont General Corporation Senior
                 Supplemental Retirement Plan.
    10.8(a)      Fremont General Corporation Excess Benefit Plan Restated
                 effective as of January 1, 1997 and First Amendment dated
                 December 21, 1998.
    10.8(b)      Trust Agreement for Excess Benefit Plan. (Filed as Exhibit
                 No. 10.8 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
    10.9         Amended Non-Qualified Stock Option Plan of 1989 and related agreements of the Company. (Filed as Exhibit No. 10.9 to
                 Annual Report on Form 10-K, for the fiscal year ended
                 December 31, 1996, Commission File Number 1-8007, and
                 incorporated herein by reference.)
    10.10        1997 Stock Plan and related agreements. (Filed as Exhibit
                 No. 10.10 to Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007, and
                 incorporated herein by reference.)
    10.11(a)     Long-Term Incentive Compensation Plan of the
                 Company -- Senior Executive Plan. (Filed as Exhibit No.
                 10.10(a) on Form 10-Q for the period ended September 30,
                 1996, Commission File Number 1-8007, and incorporated herein by reference.)
    10.11(b)     Long-Term Incentive Compensation Plan of the Company (Filed
                 as Exhibit No. 10.10 (b) on Form 10-Q for the period ended
                 September 30, 1996, Commission File Number 1-8007, and
                 incorporated herein by reference.)

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
    10.12        1995 Restricted Stock Award Plan As Amended and forms of
                 agreement thereunder. (Filed as Exhibit No. 4.1 to
                 Registration Statement on Form S-8/S-3 File No. 333-17525
                 which was filed on December 9, 1997, and incorporated herein by reference.)
    10.13        Fremont General Corporation Employee Benefits Trust
                 Agreement ("Grantor Trust") dated September 7, 1995 between the Company and Merrill Lynch Trust Company of California.
                 (Filed as Exhibit No. 10.12 to Annual Report on Form 10-K,
                 for the fiscal year ended December 31, 1995, Commission File
                 Number 1-8007, and incorporated herein by reference.)
    10.14(a)     Employment Agreement between the Company and James A.
                 McIntyre dated January 1, 1994. (Filed as Exhibit No.
                 (10)(i) to Quarterly Report on Form 10-Q for the period
                 ended March 31, 1994, Commission File Number 1-8007, and
                 incorporated herein by reference.)
    10.14(b)     First Amendment to Employment Agreement between the Company and James A. McIntyre dated August 1, 1996. (Filed as
                 Exhibit No. 10.10 to Quarterly Report on Form 10-Q, for the
                 period ended June 30, 1997, Commission File Number 1-8007, and incorporated herein by reference.)
    10.14(c)     Second Amendment to Employment Agreement between the Company and James A. McIntyre dated August 8, 1997. (Filed as
                 Exhibit No. 10.14 (c) to Quarterly Report on Form 10-Q, for
                 the period ended September 30, 1997, Commission File Number
                 1-8007, and incorporated herein by reference.)
    10.15(a)     Employment Agreement between the Company and Louis J.
                 Rampino dated February 8, 1996. (Filed as Exhibit No. 10.14
                 (a) to Annual Report on Form 10-K, for the fiscal year ended
                 December 31, 1995, Commission File Number 1-8007, and
                 incorporated herein by reference.)
    10.15(b)     Employment Agreement between the Company and Wayne R. Bailey dated February 8, 1996. (Filed as Exhibit No. 10.14 to
                 Annual Report on Form 10-K, for the fiscal year ended
                 December 31, 1995, Commission File Number 1-8007, and
                 incorporated herein by reference.)
    10.16        Management Continuity Agreement between the Company and
                 Raymond G. Meyers dated February 8, 1996. (Filed as Exhibit
                 No. 10.15 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
    10.17        1998 Management Incentive Compensation Plan of the Company.
                 (Filed as Exhibit No. 10.17 to Annual Report on Form 10-K,
                 for the fiscal year ended December 31, 1997, Commission File
                 Number 1-8007, and incorporated herein by reference.)
    10.18        Continuing Compensation Plan for Retired Directors. (Filed
                 as Exhibit No. 10.17 to Annual Report on Form 10-K, for the
                 fiscal year ended December 31, 1995, Commission File Number
                 1-8007, and incorporated herein by reference.)
    10.19        Credit Agreement among Fremont General Corporation, Various
                 Lending Institutions and the Chase Manhattan Bank, N.A., As
                 Agent dated August 1, 1997. (Filed as Exhibit No. 10.20 to
                 Quarterly Report on Form 10-Q, for the period ended
                 September 30, 1997, Commission File Number 1-8007, and
                 incorporated herein by reference).

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
    10.20        Credit Agreement $15,000,000 by and among Merrill Lynch
                 Trust Company of California as trustee for the Fremont
                 General Corporation Employee Stock Ownership Trust. The Plan
                 Committee (hereinafter described) on behalf of the Fremont
                 General Corporation Employee Stock Ownership Plan, Fremont
                 General Corporation, and First Interstate Bank of California
                 August 10, 1995. (Filed as Exhibit No. (10)(viii) to
                 Quarterly Report on Form 10-Q for the period ended September
                 30, 1995, and incorporated herein by reference.)
    10.21(a)     Second Amended and Restated Credit Agreement among Fremont
                 Financial Corporation, Various Lending Institutions, Wells
                 Fargo Bank N.A. and Fleet Bank National Association as
                 Co-Agents, and The Chase Manhattan Bank as Agent, dated as of June 23, 1997. (Filed as Exhibit No. 10.22(a) to
                 Quarterly Report on Form 10-Q/A Amendment No. 1, for the
                 period ended September 30, 1998, Commission File Number
                 1-8007, and incorporated herein by reference).
    10.21(b)     First Amendment and Consent dated as of October 21, 1997, to the Second Amended and Restated Credit Agreement among
                 Fremont Financial Corporation, Various Lending Institutions,
                 Wells Fargo Bank N.A. and Fleet Bank National Association as
                 Co-Agents, and The Chase Manhattan Bank as Agent. (Filed as
                 Exhibit No. 10.22(b) to Quarterly Report on Form 10-Q/A
                 Amendment No. 1, for the period ended September 30, 1998,
                 Commission File Number 1-8007, and incorporated herein by
                 reference).
    21           Subsidiaries of the Company
    23           Consent of Ernst & Young LLP Independent Auditors
    27           Financial Data Schedule

(b) REPORT ON FORM 8-K. None.

                          FREMONT GENERAL CORPORATION

                     CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                           ANNUAL REPORT ON FORM 10-K

                            ------------------------

                                     INDEX

                                                              PAGES
                                                              -----
Report of Independent Auditors..............................     55
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1998 and
     1997...................................................     56
  Consolidated Statements of Income for the years ended
     December 31, 1998, 1997 and 1996.......................     57
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996.......................     58
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1998, 1997 and 1996...........     59
  Notes to Consolidated Financial Statements................     60
Schedules:
  II  -- Condensed Financial Information of Registrant......     82
  III -- Supplementary Insurance Information................     85
  IV  -- Reinsurance........................................     86
  V  -- Valuation and Qualifying Accounts...................     87
  VI  -- Supplemental Information Concerning
     Property/Casualty Insurance Operations.................     88

     All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Fremont General Corporation

     We have audited the accompanying consolidated balance sheets of Fremont General Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fremont General Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Los Angeles, California
March 22, 1999

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                               (THOUSANDS OF DOLLARS)
ASSETS
Securities available for sale at fair value:
  Fixed maturity investments (cost: 1998 -- $1,597,585;
    1997 -- $1,835,086).....................................  $1,646,772    $1,893,876
  Non-redeemable preferred stock (cost: 1998 -- $489,714;
    1997 -- $356,223).......................................     500,376       378,832
                                                              ----------    ----------
         Total securities available for sale................   2,147,148     2,272,708
Loans receivable............................................   2,958,176     1,983,687
Short-term investments......................................     222,719       164,626
Other investments...........................................      16,890         5,479
                                                              ----------    ----------
         TOTAL INVESTMENTS AND LOANS........................   5,344,933     4,426,500
Cash........................................................      79,875        64,987
Accrued investment income...................................      44,038        42,038
Premiums receivable and agents' balances....................     184,355       146,144
Reinsurance recoverable on paid losses......................      15,801        20,287
Reinsurance recoverable on unpaid losses....................     829,002       522,928
Deferred policy acquisition costs...........................      44,996        38,014
Costs in excess of net assets acquired......................     164,467       149,321
Deferred income taxes.......................................     145,410       148,757
Other assets................................................     273,157       275,144
Assets held for discontinued operations.....................     243,578       256,507
                                                              ----------    ----------
         TOTAL ASSETS.......................................  $7,369,612    $6,090,627
                                                              ==========    ==========
LIABILITIES
Claims and policy liabilities:
  Losses and loss adjustment expenses.......................  $2,298,118    $2,163,323
  Life insurance benefits and liabilities...................     136,973       180,976
  Unearned premiums.........................................     119,774        78,625
  Dividends to policyholders................................      16,162        37,626
                                                              ----------    ----------
         TOTAL CLAIMS AND POLICY LIABILITIES................   2,571,027     2,460,550
Reinsurance premiums payable and funds withheld.............      46,124        13,049
Other liabilities...........................................     277,938       250,877
Thrift deposits.............................................   2,134,839     1,492,985
Short-term debt.............................................     165,702        26,290
Long-term debt..............................................     913,006       691,068
Liabilities of discontinued operations......................     210,064       222,993
                                                              ----------    ----------
         TOTAL LIABILITIES..................................   6,318,700     5,157,812
Commitments and contingencies
Company-obligated mandatorily redeemable preferred
  securities of subsidiary Trust holding solely Company
  junior subordinated debentures............................     100,000       100,000
STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share -- Authorized:
  150,000,000 shares;
  Issued and outstanding: (1998 -- 69,939,000 and
    1997 -- 34,571,000).....................................      69,939        34,571
Additional paid-in capital..................................     308,369       323,065
Retained earnings...........................................     620,612       508,533
Deferred compensation.......................................     (86,910)      (86,263)
Accumulated other comprehensive income......................      38,902        52,909
                                                              ----------    ----------
         TOTAL STOCKHOLDERS' EQUITY.........................     950,912       832,815
                                                              ----------    ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $7,369,612    $6,090,627
                                                              ==========    ==========

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------
                                                                 1998             1997            1996
                                                            --------------    ------------    ------------
                                                            (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
REVENUES
Property and casualty premiums earned.....................    $  552,078        $601,183        $486,860
Loan interest.............................................       234,828         194,412         163,765
Net investment income.....................................       192,815         149,729         123,531
Realized investment losses................................          (605)         (1,964)         (1,658)
Other revenue.............................................        58,481          30,935          23,306
                                                              ----------        --------        --------
          TOTAL REVENUES..................................     1,037,597         974,295         795,804
EXPENSES
Losses and loss adjustment expenses.......................       335,450         389,201         335,407
Policy acquisition costs..................................       123,393         115,899          96,177
Provision for loan losses.................................        11,059          12,319          13,885
Other operating costs and expenses........................       205,481         150,847         107,260
Dividends to policyholders................................         4,735           4,734              --
Interest expense..........................................       160,767         142,402         114,766
                                                              ----------        --------        --------
          TOTAL EXPENSES..................................       840,885         815,402         667,495
                                                              ----------        --------        --------
Income before taxes.......................................       196,712         158,893         128,309
Income tax expense........................................        63,748          50,601          41,021
                                                              ----------        --------        --------
          NET INCOME......................................    $  132,964        $108,292        $ 87,288
                                                              ==========        ========        ========
PER SHARE DATA:
Net Income:
  Basic...................................................    $     2.09        $   1.90        $   1.77
  Diluted.................................................          1.90            1.62            1.37

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1998          1997          1996
                                                          -----------   -----------   -----------
                                                                  (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Net income..............................................  $   132,964   $   108,292   $    87,288
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Change in premiums receivable and agents' balances and
     reinsurance recoverable on paid losses.............      (21,241)        1,194         4,043
  Change in accrued investment income...................       (1,871)        3,879         3,602
  Change in claims and policy liabilities...............     (412,526)     (212,274)     (211,482)
  Amortization of policy acquisition costs..............      123,393       115,899        96,177
  Policy acquisition costs deferred.....................     (130,214)     (121,004)      (93,478)
  Provision for deferred income taxes...................       33,583        18,360        24,798
  Provision for loan losses.............................       11,059        12,319        13,885
  Depreciation and amortization.........................       40,318        33,524        26,592
  Net amortization on fixed maturity investments........      (25,991)      (20,250)      (21,976)
  Realized investment losses............................          605         1,964         1,658
  Change in other assets and liabilities................       50,176        40,145       (27,116)
                                                          -----------   -----------   -----------
     NET CASH USED IN OPERATING ACTIVITIES..............     (199,745)      (17,952)      (96,009)
INVESTING ACTIVITIES
Securities available for sale:
  Purchases of securities...............................   (1,122,255)   (3,736,527)   (1,527,408)
  Sales of securities...................................      865,642     3,446,093     1,679,631
  Securities matured or called..........................      389,253        62,288        52,806
Decrease in short-term and other investments............      275,197       469,559       239,684
Loan originations and bulk purchases funded.............   (2,651,041)     (980,837)     (644,193)
Receipts from repayments and bulk sales of loans........    1,665,493       672,871       441,311
Acquisition of companies, less cash acquired............     (109,989)     (303,033)           --
Purchases of property and equipment.....................      (33,727)      (23,617)      (12,035)
                                                          -----------   -----------   -----------
     NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES.......................................     (721,427)     (393,203)      229,796
FINANCING ACTIVITIES
Proceeds from short-term debt...........................      126,995            --        14,929
Repayments of short-term debt...........................      (13,300)       (5,052)      (72,191)
Proceeds from long-term debt............................      298,000       274,260        79,058
Repayments of long-term debt............................      (41,228)     (170,750)     (111,004)
Net increase in thrift deposits.........................      641,854       378,633       188,040
Annuity contract receipts...............................          714         1,386       132,550
Annuity contract withdrawals............................      (47,288)      (32,637)      (44,184)
Settlement under life insurance reinsurance
  agreements............................................           --            --      (363,415)
Proceeds from sale of Preferred Securities..............           --            --       100,000
Dividends paid..........................................      (20,476)      (17,838)      (15,016)
Stock options exercised.................................        1,453        13,129         1,428
Increase in deferred compensation plans.................      (10,664)      (20,367)      (28,163)
                                                          -----------   -----------   -----------
     NET CASH PROVIDED BY (USED IN) FINANCING
       ACTIVITIES.......................................      936,060       420,764      (117,968)
                                                          -----------   -----------   -----------
INCREASE IN CASH........................................       14,888         9,609        15,819
  Cash at beginning of year.............................       64,987        55,378        39,559
                                                          -----------   -----------   -----------
     CASH AT END OF YEAR................................  $    79,875   $    64,987   $    55,378
                                                          ===========   ===========   ===========

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                   ACCUMULATED
                                           ADDITIONAL                                 OTHER
                                 COMMON     PAID-IN     RETAINED     DEFERRED     COMPREHENSIVE
                                  STOCK     CAPITAL     EARNINGS   COMPENSATION      INCOME        TOTAL
                                 -------   ----------   --------   ------------   -------------   --------
                                                          (THOUSANDS OF DOLLARS)
Balance at January 1, 1996.....  $25,393    $110,103    $347,607     $ (6,612)      $ 21,599      $498,090
  Net income for 1996..........       --          --      87,288           --             --        87,288
  Cash dividends to
     stockholders..............       --          --     (15,759)          --             --       (15,759)
  Conversion of LYONs..........    1,399      29,127          --           --             --        30,526
  Stock options exercised......       57      (1,654)         --        3,025             --         1,428
  Shares issued or acquired for
     employee benefit plans....    1,244      31,291          --      (64,918)            --       (32,383)
  Amortization of restricted
     stock.....................       --          --          --        5,277             --         5,277
  ESOP shares allocated less
     additional shares
     purchased.................       --           9          --        4,210             --         4,219
  Other adjustments............       --        (424)         --         (175)            --          (599)
  Net change in unrealized gain
     (loss) on investments, net
     of deferred taxes.........       --          --          --           --        (18,970)      (18,970)
                                 -------    --------    --------     --------       --------      --------
Balance at December 31, 1996...   28,093     168,452     419,136      (59,193)         2,629       559,117
  Net income for 1997..........       --          --     108,292           --             --       108,292
  Cash dividends to
     stockholders..............       --          --     (18,895)          --             --       (18,895)
  Conversion of LYONs..........    5,144     112,051          --           --             --       117,195
  Stock options exercised......    1,334      21,158          --           37             --        22,529
  Shares acquired or allocated
     for employee benefit
     plans.....................       --       8,234          --      (34,207)            --       (25,973)
  Amortization of restricted
     stock.....................       --          --          --        7,536             --         7,536
  ESOP shares allocated........       --         617          --        7,043             --         7,660
  Other adjustments............       --      12,553          --       (7,479)            --         5,074
  Net change in unrealized gain
     (loss) on investments, net
     of deferred taxes.........       --          --          --           --         50,280        50,280
                                 -------    --------    --------     --------       --------      --------
Balance at December 31, 1997...   34,571     323,065     508,533      (86,263)        52,909       832,815
  Net income for 1998..........       --          --     132,964           --             --       132,964
  Cash dividends to
     stockholders..............       --          --     (20,885)          --             --       (20,885)
  Two-for-one stock split......   34,952     (34,952)         --           --             --            --
  Conversion of LYONs..........      423       9,224          --           --             --         9,647
  Stock options exercised......       52       1,557          --          577             --         2,186
  Retirement of Common Stock...      (59)     (2,691)         --        2,750             --            --
  Shares acquired or allocated
     for employee benefit
     plans.....................       --      10,157          --      (23,287)            --       (13,130)
  Amortization of restricted
     stock.....................       --          --          --        9,592             --         9,592
  ESOP shares allocated........       --       3,379          --        3,906             --         7,285
  Other adjustments............       --      (1,370)         --        5,815             --         4,445
  Net change in unrealized gain
     (loss) on investments, net
     of deferred taxes.........       --          --          --           --        (14,007)      (14,007)
                                 -------    --------    --------     --------       --------      --------
Balance at December 31, 1998...  $69,939    $308,369    $620,612     $(86,910)      $ 38,902      $950,912
                                 =======    ========    ========     ========       ========      ========

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Fremont General Corporation is a nationwide insurance and financial services holding company operating select businesses in niche markets. The insurance business of Fremont ("the Company") includes one of the largest underwriters of workers' compensation insurance in the nation. The Company's financial services business includes: commercial and residential real estate lending; the Company's interest in large commercial loans originated and serviced by other financial institutions ("syndicated loans"); commercial working capital lines of credit ("commercial finance") and insurance premium financing. Real estate lending represents over 68% of loan interest revenues (1997 -- 64%; 1996 -- 56%) and represents both commercial and residential lending secured by real estate located primarily in California. Syndicated and commercial finance accounts for substantially all of the remaining loan interest revenues and represents asset-based loans to companies nationwide (25% in California), primarily secured by accounts receivable, inventory, and machinery and equipment.

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

     Loans: Loans are stated net of unearned income and allowance for possible loan losses. The allowance is increased by provisions charged against operations and reduced by loan amounts charged off by management. Allowances for credit losses are based on discounted cash flows using the loans' effective interest rate or the fair value of the collateral for collateral dependent loans. The allowance is maintained at a level considered adequate to provide for inherent losses on loans based on management's evaluation of the loan portfolio. While management uses all available information to estimate the level of the allowance for credit losses, future additions may be necessary based on changes in the amounts and timing of future cash flows expected due to changes in collateral values supporting loans, general economic conditions and borrowers' financial conditions.

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

     Premium Income: Revenues from property and casualty premiums are recognized proportionately over the terms of the related policies. Direct property and casualty premiums earned but not billed at the end of each accounting period are estimated and accrued, and differences between such estimates and final billings are included in current operations. Premiums receivable and agents' balances and reinsurance recoverable on paid and unpaid losses include allowances for doubtful accounts of $8,304,000 and $7,048,000 at December 31, 1998 and 1997, respectively.

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

     Included in the loss and loss adjustment expense liability recorded on the consolidated balance sheet at December 31, 1998 and 1997 is $80,547,000 and $87,013,000, respectively, of workers' compensation accident and health permanent disability and death reserves which have been discounted at 5%. These reserves arose from the acquisition in 1995 of Casualty Insurance Company ("Casualty"). The Company has continued the practice previously adopted by Casualty of discounting permanent disability loss reserves for both statutory accounting practices and generally accepted accounting principles.

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

     Thrift Deposits: Thrift deposits consist of certificates of deposit at the Company's California thrift and loan subsidiary. Such balances are credited with interest at rates ranging from 2.57% to 8.68% at December 31, 1998. The estimated fair value of the thrift deposits was $2,138,300,000 at December 31, 1998.

     Intangibles: The excess of the costs of acquisitions over net assets acquired (net of accumulated amortization: 1998 -- $28,282,000;
1997 -- $21,125,000) is being amortized over various periods ranging

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES primarily from 7 to 25 years, which represents the estimated life of the intangible assets associated with such acquisitions. Additionally, the trade names acquired in the acquisitions of Industrial Indemnity Holdings, Inc. ("Industrial") and Casualty (net of accumulated amortization:
1998 -- $3,635,000; 1997 -- $1,571,000) are being amortized over 40 years. (See
Note B regarding intangibles related to acquisitions.)

     Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, fixed maturity securities, preferred stocks, real estate and commercial finance loans and reinsurance recoverables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amounts of credit exposure to any one financial institution. Concentrations of credit risk with respect to investments in fixed maturities, preferred stocks, commercial finance loans and syndicated loans are limited due to the large number of such investments and their distribution across many different industries and geographic regions. Concentration of credit risk with respect to thrift and loan finance receivables is limited due to the large number of borrowers; however, the majority of the thrift and loan finance receivables are from borrowers within the state of California. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers. As of December 31, 1998, Great Southern Insurance Company, Reliance Insurance Company and Constitution Reinsurance Corporation were the only reinsurers that accounted for more than 10% of total reinsurance recoverables on paid and unpaid losses. The remaining reinsurance recoverables were spread over 205 reinsurers.

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

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 are summarized in the following table:

                                                                            ESTIMATED
                                                               CARRYING        FAIR
                                                                AMOUNT        VALUE
                                                              ----------    ----------
                                                               (THOUSANDS OF DOLLARS)
ASSETS
Fixed maturity investments (Note C).........................  $1,646,772    $1,646,772
Non-redeemable preferred stock (Note C).....................     500,376       500,376
Loans receivable (Note D)...................................   2,958,176     2,983,364

LIABILITIES
Thrift deposits (Note A)....................................   2,134,839     2,138,300
Short-term debt (Note H)....................................     165,702       165,702
Long-term debt (Note I).....................................     913,006       918,535
Company-obligated mandatorily redeemable preferred
  securities of subsidiary Trust holding solely Company
  junior subordinated debentures (Note J)...................     100,000       104,500

     Insurance related financial instruments, other than those classified as investment contracts, are exempt from fair value disclosure requirements. The carrying amount of reinsurance paid recoverables approximates their fair value as they are expected to be realized within one year.

     Reclassifications: Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

NOTE B -- ACQUISITION

     On September 1, 1998, the Company completed the acquisition of Unicare Specialty Services, Inc., ("Unicare") the workers' compensation insurance subsidiary of WellPoint Health Networks Inc., one of the nation's largest publicly traded managed care companies, for $110 million in cash. At acquisition date, Unicare's assets approximated $425 million, including $348 million in investment securities. Liabilities assumed approximated $332 million, including $293 million of loss reserves. The purchase price included $17 million of costs in excess of net assets acquired that is being amortized over 25 years. Unicare's operating results are included in the Company's consolidated statement of income from the date of acquisition. The impact of the Unicare acquisition on the Company's results of operations for the year ended December 31, 1998 was not material.

     On August 1, 1997, the Company completed the acquisition of Industrial Indemnity Holdings, Inc. ("Industrial") from Talegen Holdings, Inc., a subsidiary of Xerox Corporation ("Talegen"). Industrial specializes in underwriting workers' compensation insurance with a strong presence in the western United States dating back over 70 years. The acquisition was treated as a purchase for accounting purposes. The adjusted purchase price paid by the Company consisted of $355 million in cash and $9.5 million in acquisition costs bringing the total cost of the acquisition to $364.5 million. Additionally, pursuant to the terms of the acquisition agreement, the Company paid off a $79 million outstanding debt obligation that Industrial owed to Talegen. The purchase price included $92.7 million of costs in excess of net assets acquired that is being amortized over 25 years and approximately $61.8 million of an intangible asset for the trade name that is being amortized over 40 years.

     The operating results of Industrial are included in the Company's consolidated statement of income from the date of acquisition. The following unaudited pro forma consolidated data present operating results of the Company as if the acquisition of Industrial had occurred January 1, 1997 and 1996, respectively. The pro

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES forma results are not intended to be indicative of the consolidated results of operations that would have been reported if the acquisition had occurred at the dates indicated or of the consolidated results of future operations.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                1997            1996
                                                              --------        --------
                                                               (MILLIONS OF DOLLARS,
                                                               EXCEPT PER SHARE DATA)
Revenues....................................................   $1,168          $1,100
Net income..................................................      114              92
Per share data:
Net income
  Basic.....................................................   $ 2.00          $ 1.87
  Diluted...................................................     1.71            1.44

NOTE C -- INVESTMENTS

     The amortized cost and fair values of the fixed maturity investments and non-redeemable preferred stock by major category are summarized in the following table:

                                                               GROSS         GROSS
                                               AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                                  COST         GAINS         LOSSES        VALUE
                                               ----------    ----------    ----------    ----------
                                                              (THOUSANDS OF DOLLARS)
At December 31, 1998
  United States Treasury securities and
     obligations of other US government
     agencies and corporations...............  $   87,615     $ 1,773       $    60      $   89,328
  Obligations of states and political
     subdivisions............................     240,067       7,155            --         247,222
  Redeemable preferred stock.................      38,035         271            --          38,306
  Mortgage-backed securities.................     355,747      14,553         1,054         369,246
  Corporate securities
     Financial...............................     275,335      11,383         4,101         282,617
     Transportation..........................      27,211       2,938            --          30,149
     Industrial..............................     573,575      34,751        18,422         589,904
                                               ----------     -------       -------      ----------
          Total..............................   1,597,585      72,824        23,637       1,646,772
  Non-redeemable preferred stock.............     489,714      17,185         6,523         500,376
                                               ----------     -------       -------      ----------
          Total..............................  $2,087,299     $90,009       $30,160      $2,147,148
                                               ==========     =======       =======      ==========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                                                               GROSS         GROSS
                                               AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                                  COST         GAINS         LOSSES        VALUE
                                               ----------    ----------    ----------    ----------
                                                              (THOUSANDS OF DOLLARS)
At December 31, 1997
  United States Treasury securities and
     obligations of other US government
     agencies and corporations...............  $  165,847     $ 2,972       $    31      $  168,788
  Obligations of states and political
     subdivisions............................      99,876       2,023            --         101,899
  Redeemable preferred stock.................      27,618         732            --          28,350
  Mortgage-backed securities.................     560,015      15,356            11         575,360
  Corporate securities
     Banks...................................       9,374         199            --           9,573
     Financial...............................     373,630      16,939         1,570         388,999
     Transportation..........................       7,139       2,131            --           9,270
     Industrial..............................     591,587      25,801         5,751         611,637
                                               ----------     -------       -------      ----------
          Total..............................   1,835,086      66,153         7,363       1,893,876
  Non-redeemable preferred stock.............     356,223      22,758           149         378,832
                                               ----------     -------       -------      ----------
          Total..............................  $2,191,309     $88,911       $ 7,512      $2,272,708
                                               ==========     =======       =======      ==========

     The amortized cost and fair value of fixed maturity investments at December 31, 1998 by contractual maturity, are summarized in the following table:

                                                            AMORTIZED          FAIR
                                                               COST           VALUE
                                                            ----------      ----------
                                                              (THOUSANDS OF DOLLARS)
One year or less..........................................  $   30,773      $   30,816
Over 1 year through 5 years...............................      99,845         100,909
Over 5 years through 10 years.............................     611,549         626,000
Over 10 years.............................................     499,671         519,801
Mortgage-backed securities................................     355,747         369,246
                                                            ----------      ----------
          Totals..........................................  $1,597,585      $1,646,772
                                                            ==========      ==========

     The contractual maturities in the foregoing table may differ from actual maturities because certain borrowers have the right to sell or repay obligations with or without call or prepayment penalties.

     Proceeds from sales of securities and related realized gains and losses are summarized in the following table:

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                    1998         1997          1996
                                                  --------    ----------    ----------
                                                         (THOUSANDS OF DOLLARS)
Proceeds from sales.............................  $865,642    $3,446,093    $1,679,631
Gross realized gains............................     7,469        51,413        10,012
Gross realized losses...........................     8,074        53,377        11,670

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     Investment income by major category of investments is summarized in the following table:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                          (THOUSANDS OF DOLLARS)
Fixed maturities...................................  $144,158    $111,798    $ 85,352
Non-redeemable preferred stock.....................    34,976      29,343      25,545
Short-term.........................................    16,061      10,804      14,646
Other..............................................       324         299         147
                                                     --------    --------    --------
                                                      195,519     152,244     125,690
Investment expenses................................     2,704       2,515       2,159
                                                     --------    --------    --------
          Net investment income....................  $192,815    $149,729    $123,531
                                                     ========    ========    ========

     The Company relies on external rating agencies to establish quality ratings for its investments. The Company only purchases securities that are rated investment grade by at least one rating agency, but may hold investments that are subsequently downgraded to non-investment grade. As of December 31, 1998, all investments held by the Company are current as to principal and interest, with no investment in default. Included in investments is $28,158,000 of fixed maturity investments and $91,465,000 of non-redeemable preferred stock of Citigroup Inc. and its subsidiaries, that in total exceeds 10% of stockholders' equity at December 31, 1998. Using Standard and Poor's, Moody's, Duff and Phelps and Fitch's rating services, the quality mix of the Company's investment portfolio at December 31, 1998 is summarized in the following table:

AAA (including US government obligations)...................   32%
AA..........................................................   15
A...........................................................   30
BBB.........................................................   19
BB..........................................................    4
                                                              ---
                                                              100%
                                                              ===

     The par value of fixed maturity investments and cash totaling $1,364,680,000 at December 31, 1998 were on deposit with regulatory authorities in compliance with legal requirements related to the insurance operations.

     The Company currently holds no derivative financial instruments.

NOTE D -- LOANS RECEIVABLE

     Loans receivable consist of commercial and residential real estate loans, syndicated loans, commercial finance loans and insurance premium notes receivable. Commercial and residential real estate loans are secured by real property. Syndicated loans represent the Company's interest in large commercial loans originated and serviced by other financial institutions. Commercial finance loans are asset-based loans that are secured by the borrowers' eligible trade accounts receivable, inventory, machinery and equipment, and real estate. Insurance premium notes receivable are collateralized by security interests in return premiums.

     Commercial and residential real estate loans have terms ranging from one to thirty years. Finance charges are recognized as revenue over the life of the loan using the interest method. Loan origination fees and the related costs are deferred and amortized over the life of the loan using the interest method. The loans are net of allowance for possible loan losses of $40,097,000 and $32,966,000 at December 31, 1998, and 1997, respectively. Included in loans receivable are real estate loans which have been placed on non-accrual status totaling $20,851,000 and $24,139,000 at December 31, 1998 and 1997,
respectively. Real estate acquired in foreclosure, which is classified under other assets, totaled $3,848,000 and $8,021,000 at December 31, 1998

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES and 1997, respectively, and is recorded at the lower of the carrying value of the loan or the estimated fair value less disposal costs.

     Commercial finance loans are stated at the unpaid balance of cash advanced net of allowance for possible loan losses of $8,983,000 and $7,723,000 at December 31, 1998 and 1997, respectively. The amount of cash advanced under these loans is based on stated percentages of the borrowers' eligible collateral. Interest on the commercial loans is computed on the basis of daily outstanding balances times the contractual interest rate and is reported as earned income on the accrual method. Total loan balances on which income recognition has been suspended were $1,669,000 (six loans) and $7,386,000 (seven loans) at December 31, 1998 and 1997, respectively.

     Syndicated loans are variable rate senior loans originated on both a revolving and fixed-term basis, generally not in excess of ten years. These loans are secured by various assets of the borrower, and, if applicable, of its subsidiaries. The loans are net of allowance for possible loan losses of $6,798,000 and $3,338,000 at December 31, 1998 and 1997, respectively. There were no syndicated loans on non-accrual status at either December 31, 1998 or 1997.

     Insurance premium notes receivable mature within one year. Interest income on these notes is recognized using the rule-of-seventy-eight method which results in approximately level interest rate yield over the life of the notes.

     Activity in the allowance for possible loan losses is summarized in the following table:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                        1998       1997        1996
                                                       -------    -------    --------
                                                           (THOUSANDS OF DOLLARS)
Balance, beginning of year...........................  $44,402    $37,747    $ 31,781
Provision for loan losses............................   11,059     12,319      13,885
Recoveries...........................................      839      1,294       1,394
Charge-offs..........................................   (3,419)    (6,958)    (11,143)
Reserves established with portfolio acquisitions.....    3,465         --       1,830
                                                       -------    -------    --------
Balance, end of year.................................  $56,346    $44,402    $ 37,747
                                                       =======    =======    ========

     At December 31, 1998, the recorded investment in loans that are considered to be impaired was $22,520,000, all of which were on a non-accrual basis. The Company's policy is to consider a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Evaluation of a loan's collectibility is based on the present value of expected cash flows or the fair value of the collateral, if the loan is collateral dependent. As a result of charge-offs, these impaired loans do not necessarily have a related specific reserve for credit losses allocated to them. However, $19,711,000 of loans considered impaired do have an allowance that totaled $2,582,000. The average net investment in impaired loans was $25,373,000, $27,391,000 and $26,833,000 for 1998, 1997 and 1996, respectively.
Interest income of $1,401,000 has been recognized on the cash basis of accounting on loans classified as impaired during the year ended December 31, 1998.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The carrying amounts at December 31, 1998 and 1997 and estimated fair values at December 31, 1998 of loans receivable are summarized in the following table:

                                                           1998                 1997
                                                 ------------------------    ----------
                                                  CARRYING     ESTIMATED      CARRYING
                                                   AMOUNT      FAIR VALUE      AMOUNT
                                                 ----------    ----------    ----------
                                                         (THOUSANDS OF DOLLARS)
Commercial and residential real estate loans...  $2,116,910    $2,142,098    $1,433,977
Commercial finance loans.......................     493,804       493,804       402,987
Syndicated loans...............................     362,238       362,238       147,885
Premium finance loans..........................      58,225        58,225        54,257
                                                 ----------    ----------    ----------
                                                  3,031,177     3,056,365     2,039,106
Purchase discount and deferred fees............     (16,655)      (16,655)      (11,017)
Allowance for possible loan losses.............     (56,346)      (56,346)      (44,402)
                                                 ----------    ----------    ----------
Loans receivable, net..........................  $2,958,176    $2,983,364    $1,983,687
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

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
                                                                 (THOUSANDS OF DOLLARS)
Reserves for losses and LAE, net of reinsurance
  recoverable, at beginning of year....................  $1,809,395    $1,010,886    $1,185,706
Incurred losses and LAE:
  Provision for insured events of the current year, net
     of reinsurance....................................     348,897       441,524       334,657
  Increase (decrease) in provision for insured events
     of prior years, net of reinsurance................     (13,447)      (52,323)          750
                                                         ----------    ----------    ----------
     Total incurred losses and LAE.....................     335,450       389,201       335,407
Payments:
  Losses and LAE, net of reinsurance, attributable to
     insured events of:
     Current year......................................    (245,177)     (253,323)     (108,247)
     Prior years.......................................    (590,197)     (386,469)     (401,980)
                                                         ----------    ----------    ----------
       Total payments..................................    (835,374)     (639,792)     (510,227)
                                                         ----------    ----------    ----------
          Subtotal.....................................   1,309,471       760,295     1,010,886
Liability for losses and LAE for companies acquired
  during the year......................................     287,645     1,049,100            --
                                                         ----------    ----------    ----------
Reserves for losses and LAE, net of reinsurance
  recoverable, at end of year..........................   1,597,116     1,809,395     1,010,886
Reinsurance recoverable for losses and LAE, at end of
  year.................................................     701,002       353,928       245,459
                                                         ----------    ----------    ----------
Reserves for losses and LAE, gross of reinsurance
  recoverable, at end of year..........................  $2,298,118    $2,163,323    $1,256,345
                                                         ==========    ==========    ==========

     In 1998, Fremont decreased its losses and LAE reserves for 1997 and prior accident years by $13.4 million. This decrease resulted primarily from the combined effects of a decrease in 1997 and prior accident year losses and LAE reserves under certain assigned risk plans that the Company is required to

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES participate in, and an increase in the discount established for certain accident and health permanent disability and death reserves. In 1997, the Company decreased its losses and LAE reserves for 1996 and prior accident years by $52.3 million. This reserve decrease relates primarily to loss and LAE reserves on workers' compensation policies written in the Company's mid-west region and represents the recognition of a decrease in the frequency of reported claims on the 1996 and 1995 accident years. Additionally, the Company's management believes that its implementation of more effective claims handling procedures in the mid-west region has contributed to the reduction in LAE reserves during calendar year 1997 and relating to the 1996 and prior accident years. The Company is not able to determine with certainty the specific cause or causes of increases and decreases in claims experience that led to these changes in reserves but has reached its own conclusion based on a review of its internal data and a subjective evaluation of external factors. In 1996 there was relatively insignificant aggregate development on prior accident years.

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

     The effect of ceded reinsurance on property and casualty premiums are summarized in the following table:

                                                         YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------------
                                            1998                  1997                  1996
                                     -------------------   -------------------   -------------------
                                     WRITTEN     EARNED    WRITTEN     EARNED    WRITTEN     EARNED
                                     --------   --------   --------   --------   --------   --------
                                                         (THOUSANDS OF DOLLARS)
Direct.............................  $750,301   $717,021   $611,211   $591,506   $462,881   $470,111
Assumed............................    11,848     13,040     19,647     23,650     18,839     25,075
Ceded..............................   190,473    177,983      9,766     13,973      7,536      8,326
                                     --------   --------   --------   --------   --------   --------
  Net property and casualty
     premiums......................  $571,676   $552,078   $621,092   $601,183   $474,184   $486,860
                                     ========   ========   ========   ========   ========   ========

     The effect of ceded reinsurance on losses and loss adjustment expenses was a decrease in expenses of $371,378,000, $14,167,000 and $13,617,000 for the
three years ended December 31, 1998, 1997 and 1996, respectively.

     The Company entered into reinsurance and assumption agreements with a reinsurer whereby substantially all of the Company's universal life insurance and annuity business was ceded to the reinsurer effective December 31, 1995, and all the annuity business was ceded to the reinsurer effective January 1, 1996. As a result of these agreements, the Company's life insurance operations have been substantially reduced with no significant gain or loss recorded. Included in life insurance benefits and liabilities and reinsurance recoverable on unpaid losses in the accompanying balance sheet is approximately $128,000,000 related to one of the reinsurance contracts that continues to be on a co-insurance basis.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE G -- INCOME TAXES

     The major components of income tax expense are summarized in the following table:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                           (THOUSANDS OF DOLLARS)
Federal income tax
  Current.............................................  $27,314    $29,225    $13,233
  Deferred............................................   33,583     18,360     24,798
                                                        -------    -------    -------
                                                         60,897     47,585     38,031
State income tax......................................    2,851      3,016      2,990
                                                        -------    -------    -------
  Total income tax provision..........................  $63,748    $50,601    $41,021
                                                        =======    =======    =======

     A reconciliation of the effective federal tax rates in the consolidated statements of income with the prevailing federal income tax rate of 35% is summarized in the following table:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                           (THOUSANDS OF DOLLARS)
Federal income tax at 35%.............................  $68,849    $55,613    $44,908
Effects of:
  Dividends received deduction........................   (8,857)    (5,654)    (6,238)
  Dividends in stock-based deferred compensation......     (795)      (785)      (357)
  Amortization of costs in excess of net assets
     acquired.........................................    3,085      1,810      1,269
  Reduction in prior years' tax liabilities...........       --     (2,336)        --
  Other...............................................   (1,385)    (1,063)    (1,551)
                                                        -------    -------    -------
Federal income tax provision..........................  $60,897    $47,585    $38,031
                                                        =======    =======    =======

     In 1997, the Company reversed $2,336,000 of a previously accrued amount as a result of the expected favorable resolution of certain tax matters. Net payments made (net cash received) for federal and state income taxes were $187,540, $(7,876,000), and $778,000 for 1998, 1997 and 1996, respectively.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company's deferred tax assets as of December 31, 1998 and 1997 are summarized in the following table:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Discount on liabilities for losses and loss adjustment
  expenses..................................................  $106,120     $116,350
Accrued expenses............................................    29,256       30,152
Allowance for possible loan losses and other doubtful
  accounts..................................................    25,861       23,200
Employee benefit expenses...................................    19,171       18,352
Unearned premiums...........................................    12,424       11,365
Dividends to policyholders..................................     3,099        9,374
Other, net..................................................     3,345        1,448
                                                              --------     --------
     Deferred income tax asset amounts......................   199,276      210,241
Net unrealized gain on investments..........................   (20,947)     (28,489)
Deferred policy acquisition costs...........................   (15,568)     (13,301)
Earned but unbilled premiums................................   (10,390)     (12,294)
Deferred loan origination costs.............................    (5,526)      (6,113)
Accrual of market discount..................................    (1,435)      (1,287)
                                                              --------     --------
     Deferred income tax liability amounts..................   (53,866)     (61,484)
                                                              --------     --------
     Net deferred income tax asset..........................  $145,410     $148,757
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

NOTE H -- SHORT-TERM DEBT

     Short-term debt is summarized in the following table:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------    ---------
                                                              (THOUSANDS OF DOLLARS)
Federal Home Loan Board of San Francisco ("FHLB") borrowings of a subsidiary (weighted average interest rate;
  1998 -- 4.83%)............................................   $115,000      $    --
Asset backed commercial paper facility of a subsidiary,
  maturity dates through January 4, 1999 (weighted average
  interest rate, 1998 -- 5.30%; 1997 -- 6.57%)..............     24,985       12,990
Current portion of long-term debt...........................     25,717       13,300
                                                               --------      -------
                                                               $165,702      $26,290
                                                               ========      =======

     At December 31, 1998, the thrift and loan subsidiary had a borrowing capacity with the FHLB of $474 million. This subsidiary has pledged certain loans to secure any borrowings which are available at varying rates and terms. The commercial finance subsidiary has liquidity lines of credit totaling $20,000,000. Interest

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES is based on the prime lending rate. The lines are renewable annually, and there were no outstanding advances under these lines of credit at December 31, 1998.

NOTE I -- LONG-TERM DEBT

     Long-term debt is summarized in the following table:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Fremont General Corporation
  $400 million Senior Credit Facility.......................  $300,000     $240,000
  Liquid Yield Option Notes due 2013, less discount
     (1998 -- $7,118; 1997 -- $18,976)......................     6,409       15,525
  Note Payable due 2002.....................................     6,554        8,583
Subsidiaries:
  $450 million Senior Credit Facility.......................   351,500      166,000
  Variable Rate Asset Backed Certificates...................   274,260      274,260
                                                              --------     --------
                                                               938,723      704,368
  Less current portion......................................    25,717       13,300
                                                              --------     --------
                                                              $913,006     $691,068
                                                              ========     ========

     In August 1997, the Company amended and restated an agreement on a $400,000,000 Senior Credit Facility with several banks. Borrowings and repayments are a minimum of $5,000,000 at the option of the Company until the maturity date in August 2002. Interest is based on, at the Company's option, the higher of the Federal Funds rate plus 1/2% or the banks' prime lending rate, Eurodollar rates plus an applicable margin or by competitive bids by the banks. All applicable margins are based on the Company's credit rating. The weighted average interest rate at December 31, 1998 on the outstanding balance of $300,000,000 was 5.76%. A facility fee ranging from .125% to .300%, dependent on the Company's credit rating, is charged on the total facility. The facility fee rate during 1998 was .175%. The stock of a subsidiary insurance holding company has been pledged as collateral for this loan.

     During July 1994, the Fremont General Employee Stock Ownership Plan ("ESOP") borrowed $11,000,000 (see Note L) from a bank due in seven equal annual installments commencing on April 1, 1996. The maximum principal amount of this loan was increased to $15 million in August, 1995 and the term was extended to April 1, 2002. The Note Payable due 2002 is secured by certain shares of the ESOP and the interest and principal payments are guaranteed by the Company. Interest is based on, at the Company's option, the bank's prime lending rate, LIBOR plus 1%, or an applicable certificate of deposit rate. The interest rate at December 31, 1998 was 6.47% .

     In 1993, the Company sold in a public offering an aggregate $373,750,000 principal amount at maturity of Liquid Yield Option Notes due October 12, 2013 (Zero Coupon-Subordinated) (the "LYONs") at an issue price of $372.42 for a total net proceeds to the Company of approximately $135,000,000. The yield to maturity is 5% with no periodic payments of interest. Each LYON is convertible into 38.5735 shares of the Company's Common Stock and is non-callable for five years. Holders converted aggregate principal amounts of $20,974,000, $266,744,000 and $72,505,000 of LYONs into 809,000, 10,289,000 and 2,797,000 shares of the Company's Common Stock during 1998, 1997 and 1996, respectively.

     The Variable Rate Asset Backed Certificates reflect the sale of certificates pursuant to an asset securitization program established by the commercial finance subsidiary of the Company in 1993. As of December 31, 1998, an aggregate $235 million of senior series and $39 million of subordinated series of term

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES asset-backed certificates were outstanding. The interest rate on the certificates, set monthly, ranged from LIBOR plus 0.23% to LIBOR plus 0.95% at December 31, 1998. The securities issued in this program have a scheduled maturity of two to four years but could mature earlier depending on fluctuations in the outstanding balances of loans in the portfolio and other factors.

     The commercial finance subsidiary also has an agreement for a committed unsecured bank line of credit that presently permits borrowings of up to $438 million. The total commitment includes a revolving credit facility of $350 million expiring June 2002 and a term loan of $88 million maturing July 2001. The balance outstanding at December 31, 1998 of the revolving credit facility and the term loan was $264 million and $88 million, respectively, with a weighted average interest rate of 5.74%.

     The carrying amounts and the estimated fair values of long-term borrowings at December 31, 1998 are summarized in the following table:

                                                              CARRYING    ESTIMATED
                                                               AMOUNT     FAIR VALUE
                                                              --------    ----------
                                                              (THOUSANDS OF DOLLARS)
$400 million Senior Credit Facility.........................  $300,000     $300,000
LYONs.......................................................     6,409       11,938
Note Payable due 2002.......................................     6,554        6,554
$450 million Senior Credit Facility.........................   351,500      351,500
Variable Rate Asset Backed Certificates.....................   274,260      274,260
                                                              --------     --------
          Total long-term borrowings........................  $938,723     $944,252
                                                              ========     ========

     The aggregate amount of maturities on long-term debt and sinking fund requirements are summarized in the following table (thousands of dollars):

1999..............................................  $ 25,717
2000..............................................   270,446
2001..............................................   158,946
2002..............................................   477,205
2003..............................................        --
Thereafter........................................     6,409
                                                    --------
                                                    $938,723
                                                    ========

     Total interest payments on short-term and long-term debt were $151,411,000, $125,048,000, and $101,515,000 in 1998, 1997 and 1996, respectively.

NOTE J -- COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
        SUBSIDIARY TRUST HOLDING SOLELY COMPANY JUNIOR SUBORDINATED DEBENTURES

     In 1996, Fremont General Financing I, a statutory business trust (the "Trust") and consolidated wholly-owned subsidiary of the Company, sold $100 million of 9% Trust Originated Preferred Securities(SM) ("the Preferred Securities") in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. The proceeds from the sale of the Preferred Securities were invested in 9% Junior Subordinated Debentures of the Company ("the Junior Subordinated Debentures"). The Junior Subordinated Debentures are the sole asset of the Trust.

     The Preferred Securities will be redeemed upon maturity of the Junior Subordinated Debentures in 2026, subject to the election available to the Company to extend the maturity up to 2045, and they may be redeemed, in whole or in part, at any time on or after March 31, 2001 and under certain specified circumstances.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The Junior Subordinated Debentures rank pari passu with the Company's $13,527,000 million aggregate principal amount at maturity of LYONs due 2013, and subordinate and junior to all senior indebtedness of the Company. (See Note I.) Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by the Company to the extent that the Trust has funds available to make such payments. Trust distributions of $9,000,000 in 1998 and 1997, respectively and $7,375,000 in 1996 were included in interest expense. The Company has provided for back-up undertakings that, considered together, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the Preferred Securities.

NOTE K -- STOCKHOLDERS' EQUITY AND RESTRICTIONS

     The Company is authorized to issue up to 2,000,000 shares of $.01 par value Preferred Stock; however, none has been issued to date.

     On November 12, 1998, the Board of Directors approved a two-for-one stock split of its Common Stock, payable December 10, 1998 to stockholders of record on November 20, 1998.

     During 1996, the Company issued 2,602,000 common shares with a fair value of approximately $33 million to fund stock-based compensation programs. (See Note L.)

     Consolidated stockholders' equity is restricted by the provisions of certain long-term debt agreements. At December 31, 1997, the most restrictive loan covenants require the Company to maintain total stockholders' equity of at least $475,000,000 before FASB 115 adjustments.

     The Company has a stock option plan for the benefit of certain key members of management. Under the plan, up to 5,362,000 shares are allocable to participants. Options are granted at exercise prices not less than the fair value of the stock on the date of grant. Grantees vest at the rate of 25% per year beginning on the first anniversary of the grant and expire after ten years.

     The Company has elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for measuring compensation cost and to adopt the additional disclosure provisions of FASB Statement No. 123 ("FASB 123") "Accounting for Stock-Based Compensation." Pro forma net income, basic and diluted earnings per share data for the year ended December 31, 1998, calculated as if the recognition and measurement provisions of FASB 123 had been adopted, would have been $131,679,000, $2.07 and $1.88, respectively, compared to reported net income, basic and diluted earnings per share of $132,964,000, $2.09 and $1.90, respectively. For the year ended December 31, 1997, the pro forma effect would have increased compensation expense by $1,127,000 and reduced both basic and diluted earnings per share by $.02. For 1996, the pro forma effect would have increased compensation expense with no effect on earnings per share. The pro forma effects are not likely to be representative of the effects on reported net income for future years because FASB 123 has not been applied to options granted prior to January 1, 1995.

     The Black-Scholes option pricing method was used to value the options as of the grant date with the following assumptions: risk-free interest rate of 5.68%; expected life of 7 years; expected volatility of 23% and expected dividend yield of 1.13%.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The stock option activity is summarized in the following table:

                                                                           WEIGHTED AVERAGE
                                                       NUMBER OF SHARES     EXERCISE PRICE
                                                       ----------------    ----------------
Outstanding at January 1, 1996.......................      3,600,084            $5.21
  Exercised..........................................       (340,436)            4.01
  Forfeited..........................................        (78,706)            7.08
                                                          ----------
Outstanding at December 31, 1996.....................      3,180,942             5.29
  Granted............................................      1,692,000            14.90
  Exercised..........................................     (2,670,194)            4.92
                                                          ----------
Outstanding at December 31, 1997.....................      2,202,748            13.12
  Exercised..........................................       (133,318)           10.90
  Forfeited..........................................       (228,572)           14.08
                                                          ----------
Outstanding at December 31, 1998.....................      1,840,858            13.16
                                                          ==========

     The exercise prices of the option shares outstanding at December 31, 1998 range from $4.44 to $14.94. The weighted average remaining contractual life is approximately five and one-half years for the 417,858 option shares that range from $4.44 to $7.84 per share and eight years for the 1,423,000 option shares that range from $14.00 to $14.94 per share.

     The number of shares exercisable at the end of the year and related weighted average exercise prices are summarized in the following table:

                                                               DECEMBER 31,
                                                    ----------------------------------
                                                      1998        1997         1996
                                                    --------    --------    ----------
Shares exercisable................................   757,482     320,178     2,716,318
Related weighted average exercise price...........  $  10.80    $   7.14    $     4.93

     The portion of the consolidated stockholders' equity represented by the Company's investment in its insurance subsidiaries and its thrift and loan subsidiary is subject to various laws and regulations, whereby amounts available for payment of dividends are restricted. Retained earnings and additional paid-in capital of the property and casualty companies currently available for dividend distribution is $235,342,000. No dividends are currently available from the thrift and loan subsidiary.

     Net income and stockholders' equity of domestic insurance subsidiaries, as filed with regulatory authorities on the basis of statutory accounting practices, are summarized in the following table:

                                                       1998        1997        1996
                                                     --------    --------    --------
                                                          (THOUSANDS OF DOLLARS)
Statutory net income for the year..................  $100,780    $113,058    $122,988
Statutory stockholder's equity at year end.........   665,262     567,470     438,203

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

     Reclassification adjustments avoid double counting in comprehensive income items that are included in comprehensive income and net income in different periods. The reclassification adjustment for the year ended December 31, 1998 represents net unrealized gains included in accumulated other comprehensive income at December 31, 1997. Determination of reclassification adjustments for 1997 and 1996 was not practicable.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The components of total comprehensive income are summarized in the following table:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                  (THOUSANDS OF DOLLARS)
Net income.................................................  $132,964    $108,292    $ 87,288
Other comprehensive income:
  Net unrealized gains (losses) on investments, net of tax:
     Net change in unrealized gains (losses) during the
       period, net of deferred income tax expense (benefit)
       (1998 -- $(4,738), 1997 -- $27,074 and
       1996 -- $(10,215))..................................    (8,797)     50,280     (18,970)
     Less: reclassification adjustment, net of tax
       (1998 - $2,805).....................................    (5,210)         --          --
                                                             --------    --------    --------
       Other comprehensive income..........................   (14,007)     50,280     (18,970)
                                                             --------    --------    --------
Total comprehensive income.................................  $118,957    $158,572    $ 68,318
                                                             ========    ========    ========

NOTE L -- EMPLOYEE BENEFIT PLANS

     The Company sponsors a 401(k) Plan and a leveraged Employee Stock Ownership Plan ("ESOP"), both of which cover substantially all employees with at least one year of service. Contribution expense for these plans amounted to $10,536,000, $10,681,000, and $6,005,000 for 1998, 1997 and 1996, respectively, of which
$4,295,000, $5,844,000 and $3,115,000 related to the ESOP. Cash contributions to the ESOP, which relate to 1998, 1997 and 1996, were $3,002,000, $2,028,000 and
$3,090,000, respectively. The contributions, which are generally discretionary, are based on total compensation of the participants.

     Shares pledged as collateral under a loan made to the ESOP by a bank (see
Note I) are reported as deferred compensation in the consolidated balance sheet. The annual contributions made by the Company to the ESOP are used to repay the loan. As the debt is repaid, shares are released from collateral and are allocated to participants based on total compensation. Dividends received by the ESOP on its pledged shares, amounting to $253,000, $325,000 and $391,000 in 1998, 1997 and 1996, respectively, were additionally used to service these loans. Interest expense was $359,000, $467,000 and $392,000 for 1998, 1997 and
1996, respectively.

     In May of 1996, an additional 682,000 shares of the Company's Common Stock were acquired by the ESOP. Of the 4,813,000 total shares of Company stock owned by the ESOP at December 31, 1998, 3,985,000 shares are allocated to participants and 828,000 shares are not allocated to participants and are considered unearned. Unearned shares acquired prior to January 1, 1993 (264,000 shares as of December 31, 1998) continue to be accounted for in accordance with the historical cost approach (AICPA Statement of Position 76-3). Unearned shares acquired subsequent to December 31, 1992 (564,000 shares as of December 31, 1998) are accounted for in accordance with the current fair value approach (AICPA Statement of Position 93-6) and are not considered outstanding for earnings per share purposes. At December 31, 1998, the fair value of the unearned shares accounted for under the current fair value approach was $14,203,000.

     During 1996, the Company adopted a Restricted Stock Award Plan ("RSAP") for certain management level employees. The Company purchased an aggregate of 677,000 and 956,000 shares, at an aggregate cost of approximately $16 million and $22 million, in 1998 and 1997, respectively, to fund this plan. During 1996, the Company purchased an aggregate of 1,648,000 shares at an aggregate cost of approximately $20 million and issued 2,489,000 shares with a fair value at the date of award of approximately $33 million to fund this plan. Amounts awarded under the RSAP are amortized over 10 years. Amortization expense for the RSAP amounted to $9,592,000, $7,536,000 and $5,277,000 for 1998, 1997 and 1996,
respectively. Unamortized amounts are reported as deferred compensation in the consolidated balance sheet.

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

     Total rental expense for 1998, 1997 and 1996, was $16,110,000, $13,019,000,
and $11,120,000, respectively. The Company leases office facilities and certain equipment under non-cancelable operating leases, the terms of which range from one to ten years. Certain leases provide for an increase in the basic rental to compensate the lessor for increases in operating and maintenance costs. The leases also provide renewal options.

     Under present leases, rental commitments are summarized in the following table (thousands of dollars):

1999..............................................  $ 30,155
2000..............................................    28,266
2001..............................................    26,027
2002..............................................    22,533
2003..............................................    21,324
Thereafter........................................    69,148
                                                    --------
                                                    $197,453
                                                    ========

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

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     A statement of financial condition of the discontinued operations is summarized in the following table:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Assets
  Cash and invested assets, at amortized cost...............  $185,801     $196,945
  Reinsurance recoverables..................................    50,350       52,166
  Other assets..............................................     7,427        7,396
                                                              --------     --------
     Total..................................................  $243,578     $256,507
                                                              ========     ========
Liabilities
  Reserves for loss and loss adjustment expenses............  $148,605     $159,595
  Deferred income taxes.....................................    40,721       39,815
  Reinsurance payable and funds withheld....................     4,397        6,455
  Other liabilities.........................................    16,341       17,128
                                                              --------     --------
     Total..................................................  $210,064     $222,993
                                                              ========     ========

     The amortized cost and fair value of cash and invested assets of the discontinued operations as of December 31, 1998 are summarized in the following table:

                                                             AMORTIZED COST    FAIR VALUE
                                                             --------------    ----------
                                                                (THOUSANDS OF DOLLARS)
Fixed maturities...........................................     $124,384        $129,782
Non-redeemable preferred stock.............................       51,339          54,649
Cash and other invested assets.............................       10,078          10,078
                                                                --------        --------
  Cash and invested assets.................................     $185,801        $194,509
                                                                ========        ========

     The average maturity of the fixed income portfolio was 5.44 years at December 31, 1998. The quality mix of the fixed maturity portfolio as of December 31, 1998 is summarized in the following table:

AAA (including US government obligations)...................    3%
AA..........................................................   14
A...........................................................   23
BBB.........................................................   35
BB..........................................................   25
                                                              ---
                                                              100%
                                                              ===

     At December 31, 1998, all investments included in discontinued operations were current with respect to principal and interest. It is the Company's belief that the carrying value of the investments will be fully realized.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE O -- OPERATIONS BY REPORTABLE SEGMENT

     The Company's businesses are managed within two reportable segments: property and casualty insurance and financial services. Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that the Company does not allocate to its segments.

     The following data for the years ended December 31, 1998, 1997 and 1996 provide certain information necessary for reportable segment disclosure, as well as a reconciliation to total consolidated financial information. For both the property and casualty and financial services segments, interest revenue is reported net of interest expense. This net interest revenue is used to assess segment performance.

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 ----------    ----------    ----------
                                                         (THOUSANDS OF DOLLARS)
REVENUES
Property and casualty..........................  $  729,728    $  738,072    $  596,841
Financial services.............................     305,886       235,474       197,601
Unallocated corporate..........................       1,983           749         1,362
                                                 ----------    ----------    ----------
          Total................................   1,037,597       974,295       795,804
Intersegment:
  Property and casualty........................       1,227         1,235         1,204
  Unallocated corporate........................      36,073        25,643        17,672
                                                 ----------    ----------    ----------
                                                     37,300        26,878        18,876
                                                 ----------    ----------    ----------
          Total revenue........................   1,074,897     1,001,173       814,680
Reconciling items:
  Intersegment revenues........................     (37,300)      (26,878)      (18,876)
                                                 ----------    ----------    ----------
          Total consolidated...................  $1,037,597    $  974,295    $  795,804
                                                 ==========    ==========    ==========
INCOME (LOSS) BEFORE INCOME TAXES
Property and casualty..........................  $  169,235    $  144,667    $  117,593
Financial services.............................      55,506        42,286        36,589
Unallocated corporate..........................     (23,751)      (23,782)      (21,645)
                                                 ----------    ----------    ----------
          Total................................     200,990       163,171       132,537
Reconciling items:
  Intercompany dividends.......................      (4,278)       (4,278)       (4,228)
                                                 ----------    ----------    ----------
          Total consolidated...................  $  196,712    $  158,893    $  128,309
                                                 ==========    ==========    ==========
INTEREST REVENUE, NET OF INTEREST EXPENSE
Property and casualty..........................  $  151,357    $  107,165    $   96,069
Financial services.............................     112,957        94,854        81,958
Unallocated corporate..........................       1,545        (4,601)       (8,100)
                                                 ----------    ----------    ----------
          Total................................     265,859       197,418       169,927
Reconciling items:
  Intersegment elimination.....................       3,721         6,836         4,762
                                                 ==========    ==========    ==========
          Total consolidated...................  $  269,580    $  204,254    $  174,689
                                                 ==========    ==========    ==========
AMORTIZATION AND DEPRECIATION EXPENSE
Property and casualty..........................  $   25,540    $   16,377    $    9,680
Financial services.............................       6,993         6,403         4,772
Unallocated corporate..........................       7,785        10,744        12,140
                                                 ==========    ==========    ==========
          Total consolidated...................  $   40,318    $   33,524    $   26,592
                                                 ==========    ==========    ==========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                                                              DECEMBER 31,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 ----------    ----------    ----------
                                                         (THOUSANDS OF DOLLARS)
SEGMENT ASSETS
Property and casualty..........................  $3,826,885    $3,353,114    $1,890,695
Financial services.............................   3,258,522     2,436,976     2,122,077
Unallocated corporate..........................      40,627        44,030        29,540
                                                 ----------    ----------    ----------
                                                  7,126,034     5,834,120     4,042,312
Reconciling items:
  Assets held for discontinued operations......     243,578       256,507       265,200
                                                 ----------    ----------    ----------
          Total consolidated...................  $7,369,612    $6,090,627    $4,307,512
                                                 ==========    ==========    ==========

NOTE P -- EARNINGS PER SHARE

     Earnings per share have been computed based on the weighted average number of shares adjusted retroactively for a two-for-one split of Common Stock effected on December 10, 1998. The following table sets forth the computation of basic and diluted earnings per share:

                                                                1998          1997          1996
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (numerator for basic earnings per share)........   $132,964      $108,292      $ 87,288
Effect of dilutive securities:
     LYONs.................................................        327         2,527         4,547
                                                              --------      --------      --------
Income available to common stockholders after assumed
  conversions (numerator for diluted earnings per share)...   $133,291      $110,819      $ 91,835
                                                              ========      ========      ========
Weighted-average shares (denominator for basic earnings per
  share)...................................................     63,529        57,059        49,315
Effect of dilutive securities:
  Restricted stock.........................................      4,729         3,804         2,272
  Stock options............................................        917           374         1,936
  LYONs....................................................        907         7,348        13,683
                                                              --------      --------      --------
Dilutive potential common shares...........................      6,553        11,526        17,891
Adjusted weighted-average shares and assumed conversions
  (denominator for diluted earnings per share).............     70,082        68,585        67,206
                                                              ========      ========      ========
Basic earnings per share...................................   $   2.09      $   1.90      $   1.77
                                                              ========      ========      ========
Diluted earnings per share.................................   $   1.90      $   1.62      $   1.37
                                                              ========      ========      ========

     For additional disclosures regarding the LYONs, the stock options and restricted stock see Notes I, K and L, respectively.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE Q -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                    THREE MONTH PERIODS ENDED
                                      ------------------------------------------------------
                                      MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                      ---------    --------    -------------    ------------
                                          (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
1998
Revenues............................  $263,339     $238,351      $253,075         $282,832
Net income..........................    31,652       32,583        34,187           34,542
Net income per share:
  Basic.............................      0.50         0.51          0.53             0.54
  Diluted...........................      0.45         0.47          0.49             0.49

1997
Revenues............................  $194,735     $206,155      $267,272         $306,133
Net income..........................    24,359       24,938        28,819           30,176
Net income per share:
  Basic.............................      0.47         0.45          0.48             0.50
  Diluted...........................      0.37         0.37          0.43             0.44

     Net income and net income per share increased after the quarter ended June 30, 1997 due primarily to the acquisition of Industrial which was completed on August 1, 1997. (See Note B.)

NOTE R --SUBSEQUENT EVENTS

     On March 17, 1999, Fremont General Corporation ("the holding company") issued $425 million of Senior Notes consisting of $200 million of 7.70% Senior Notes due 2004 and $225 million of 7.875% Senior Notes due 2009. The notes were offered in a private placement to qualified institutional buyers and a limited number of institutional accredited investors and have not been registered under the Securities Act; however, Fremont General Corporation intends to do so in 1999. Net proceeds from the notes were used to repay all indebtedness outstanding under the holding company's bank line of credit and for general corporate purposes, including working capital.

     On March 23, 1999, the Company's thrift and loan subsidiary issued, through the Fremont Home Loan Owner Trust 1999-1, approximately $415 million in notes collateralized by a pool of the thrift and loan's first lien residential mortgage loans. The notes are subject to an unconditional and irrevocable guarantee of timely payment of interest and ultimate payment of loan principal provided by a financial guarantee insurance policy (issued by Financial Security Assurance Inc.). Servicing of the loans will be provided by Fairbanks Capital Corporation. These notes have been rated AAA by Standard and Poor's and Aaa by Moody's.

                  FREMONT GENERAL CORPORATION (PARENT COMPANY)

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                               (THOUSANDS OF DOLLARS)
Cash........................................................  $      147    $      889
Notes receivable from subsidiaries*.........................     345,532       301,609
Investment in subsidiaries*.................................   1,000,392       871,653
Short-term investments......................................      18,894        15,419
Excess of cost of acquisition of subsidiaries over net
  assets acquired...........................................          --         7,221
Other receivables from subsidiaries*........................      17,348         7,588
Deferred income taxes.......................................     145,410       148,757
Other assets................................................      22,239        27,592
                                                              ----------    ----------
          TOTAL ASSETS......................................  $1,549,962    $1,380,728
                                                              ==========    ==========

                                     LIABILITIES

Accrued expenses and other liabilities......................  $   34,004    $   48,752
Amounts due to subsidiaries*................................     148,990       131,960
Notes payable to subsidiary*................................     103,093       103,093
Current portion of long-term debt...........................         717           800
Long-term debt..............................................     312,246       263,308
                                                              ----------    ----------
          TOTAL LIABILITIES.................................     599,050       547,913

Commitments and contingencies

                                 STOCKHOLDERS' EQUITY

Preferred Stock, par value $.01 -- authorized 2,000,000
  shares; none issued
Common Stock, par value $1 per share -- Authorized:
  150,000,000
  Issued and outstanding: (1998 -- 69,939,000 and
     1997 -- 34,571,000)....................................      69,939        34,571
Additional paid-in capital..................................     308,369       323,065
Retained earnings...........................................     620,612       508,533
Deferred compensation.......................................     (86,910)      (86,263)
Accumulated other comprehensive income......................      38,902        52,909
                                                              ----------    ----------
          TOTAL STOCKHOLDERS' EQUITY........................     950,912       832,815
                                                              ----------    ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $1,549,962    $1,380,728
                                                              ==========    ==========

---------------
* Eliminated in consolidation

                  See notes to condensed financial statements.

                  FREMONT GENERAL CORPORATION (PARENT COMPANY)

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                  (THOUSANDS OF DOLLARS)
INCOME
Interest income from subsidiaries*.........................  $ 22,517    $ 12,086    $  5,841
Dividends from consolidated subsidiaries*..................     4,278       4,278       4,228
Net investment income......................................     1,836         650       1,357
Realized investment gains (losses).........................         8          34          (2)
Other income*..............................................     8,139      11,180       8,997
                                                             --------    --------    --------
          TOTAL INCOME.....................................    36,778      28,228      20,421
EXPENSES
Interest expense...........................................    18,086      12,615      12,151
Interest on notes payable to subsidiary*...................     9,278       9,278       7,603
General and administrative.................................    33,770      30,723      22,868
                                                             --------    --------    --------
          TOTAL EXPENSES...................................    61,134      52,616      42,622
                                                             --------    --------    --------
                                                              (24,356)    (24,388)    (22,201)
Income tax benefit.........................................   (13,694)    (14,578)    (12,213)
                                                             --------    --------    --------
Loss before equity in undistributed income of subsidiary
  companies................................................   (10,662)     (9,810)     (9,988)
Equity in undistributed income of subsidiary companies.....   143,626     118,102      97,276
                                                             --------    --------    --------
          NET INCOME.......................................  $132,964    $108,292    $ 87,288
                                                             ========    ========    ========

---------------
* Eliminated in consolidation

                  See notes to condensed financial statements.

                  FREMONT GENERAL CORPORATION (PARENT COMPANY)

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   ---------
                                                                   (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Net income..................................................  $ 132,964   $ 108,292   $  87,288
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity in undistributed income from continuing
       operations of subsidiaries...........................   (143,626)   (118,102)    (97,276)
     Change in accrued investment income....................          2          (3)          2
     Change in amounts due to or from subsidiaries..........    (18,051)    (76,761)    (42,999)
     Provision for deferred income taxes....................     33,583      18,360      24,798
     Provision for depreciation and amortization............      7,562      10,744      12,145
     Realized investment (gains) losses.....................         (8)        (34)          2
     Change in other assets and liabilities.................      1,005      73,137       6,999
                                                              ---------   ---------   ---------
          NET CASH PROVIDED BY (USED IN) CONTINUING
            OPERATIONS......................................     13,431      15,633      (9,041)
  Effect of discontinued operations.........................      3,252      (9,934)     (3,161)
                                                              ---------   ---------   ---------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES....     16,683       5,699     (12,202)
INVESTING ACTIVITIES
  Purchases of fixed maturity investments...................    (44,653)    (11,369)     (6,315)
  Sales of fixed maturity investments.......................         --      11,403       6,310
  Fixed maturity investments matured or called..............     44,884          --          --
  Decrease (increase) in short-term and other investments...     (3,476)     (9,334)      2,469
  Net decrease (increase) in credit lines with
     subsidiaries...........................................    (43,924)   (221,391)      5,092
  Purchase of and additional investments in subsidiaries....        (32)        (10)     (2,000)
  Dividend from subsidiary..................................         --      18,000          --
  Purchase of property and equipment........................     (1,917)     (1,658)     (1,991)
                                                              ---------   ---------   ---------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES....    (49,118)   (214,359)      3,565
FINANCING ACTIVITIES
  Repayment of short-term debt..............................       (800)     (3,092)         --
  Proceeds from long-term debt..............................    100,000     265,000      41,058
  Repayment of long-term debt...............................    (41,228)    (35,000)   (111,004)
  Proceeds from notes due to subsidiaries...................         --          --     100,000
  Dividends paid............................................    (20,476)    (17,838)    (15,016)
  Stock options exercised...................................      1,453      13,129       1,428
  Decrease (increase) in deferred compensation plans........     (7,256)    (14,328)     (6,455)
                                                              ---------   ---------   ---------
       NET CASH PROVIDED BY
          FINANCING ACTIVITIES..............................     31,693     207,871      10,011
                                                              ---------   ---------   ---------
       INCREASE (DECREASE) IN CASH..........................       (742)       (789)      1,374
  Cash at beginning of year.................................        889       1,678         304
                                                              ---------   ---------   ---------
       CASH AT END OF YEAR..................................  $     147   $     889   $   1,678
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

NOTE 2 -- SUBSEQUENT EVENT

     On March 17, 1999, the parent company issued $425 million of Senior Notes consisting of $200 million of 7.70% Senior Notes due 2004 and $225 million of 7.875% Senior Notes due 2009. The notes were offered in a private placement to qualified institutional buyers and a limited number of institutional accredited investors and have not been registered under the Securities Act; however, the parent company intends to do so in 1999. Net proceeds from the notes were used to repay all indebtedness outstanding under the parent company's bank line of credit and for general corporate purposes, including working capital.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

                                          DECEMBER 31,                            YEAR ENDED DECEMBER 31,
                       --------------------------------------------------   ------------------------------------
      COLUMN A          COLUMN B       COLUMN C     COLUMN D    COLUMN E    COLUMN F    COLUMN G      COLUMN H
      --------         -----------   ------------   --------   ----------   --------   ----------   ------------
                                       RESERVES
                        DEFERRED     FOR CLAIMS,                                                      CLAIMS,
                         POLICY      BENEFITS AND              DIVIDENDS                  NET       BENEFITS AND
                       ACQUISITION    SETTLEMENT    UNEARNED   TO POLICY-   PREMIUM    INVESTMENT    SETTLEMENT
       SEGMENT            COSTS        EXPENSES     PREMIUMS    HOLDERS     REVENUE      INCOME       EXPENSES
       -------         -----------   ------------   --------   ----------   --------   ----------   ------------
                                                        (THOUSANDS OF DOLLARS)
1998
  Life insurance.....    $   350      $  136,973    $    --     $    --         453     $    713      $     --
  Property and
    casualty.........     44,646       2,298,118    119,774      16,162     552,078      178,263       335,450
                         -------      ----------    --------    -------     --------    --------      --------
                         $44,996      $2,435,091    $119,774    $16,162     $552,531    $178,976      $335,450
                         =======      ==========    ========    =======     ========    ========      ========
1997
  Life insurance.....    $   450      $  180,976    $    --     $    --     $   696     $  1,690      $     --
  Property and
    casualty.........     37,564       2,163,323     78,625      37,626     601,183      138,894       389,201
                         -------      ----------    --------    -------     --------    --------      --------
                         $38,014      $2,344,299    $78,625     $37,626     $601,879    $140,584      $389,201
                         =======      ==========    ========    =======     ========    ========      ========
1996
  Life insurance.....    $   550      $  202,465    $    --     $    --     $    55     $  2,989      $     --
  Property and
    casualty.........     25,001       1,256,345     87,422      33,093     486,860      111,637       335,407
                         -------      ----------    --------    -------     --------    --------      --------
                         $25,551      $1,458,810    $87,422     $33,093     $486,915    $114,626      $335,407
                         =======      ==========    ========    =======     ========    ========      ========

                             YEAR ENDED DECEMBER 31,
                       -----------------------------------
      COLUMN A           COLUMN I     COLUMN J    COLUMN K
      --------         ------------   ---------   --------
                       AMORTIZATION
                       OF DEFERRED
                          POLICY        OTHER       NET
                       ACQUISITION    OPERATING   PREMIUMS
       SEGMENT            COSTS       EXPENSES    WRITTEN
       -------         ------------   ---------   --------
                             (THOUSANDS OF DOLLARS)
1998
  Life insurance.....    $     --      $ 1,314    $    N/A
  Property and
    casualty.........     123,393       58,146     571,676
                         --------      -------    --------
                         $123,393      $59,460    $571,676
                         ========      =======    ========
1997
  Life insurance.....    $     --      $ 3,093    $    N/A
  Property and
    casualty.........     115,899       43,551     621,092
                         --------      -------    --------
                         $115,899      $46,644    $621,092
                         ========      =======    ========
1996
  Life insurance.....    $     --      $ 1,971    $    N/A
  Property and
    casualty.........      96,177       26,555     474,184
                         --------      -------    --------
                         $ 96,177      $28,526    $474,184
                         ========      =======    ========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                           SCHEDULE IV -- REINSURANCE

              COLUMN A                COLUMN B    COLUMN C     COLUMN D     COLUMN E     COLUMN F
              --------                --------    ---------    ---------    --------    ----------
                                                                ASSUMED                 PERCENTAGE
                                                  CEDED TO       FROM                   OF AMOUNT
                                       GROSS        OTHER        OTHER        NET        ASSUMED
                                       AMOUNT     COMPANIES    COMPANIES     AMOUNT       TO NET
                                      --------    ---------    ---------    --------    ----------
                                                (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
YEAR ENDED DECEMBER 31, 1998
Life insurance in force*............  $107,094    $ 69,054      $    --     $ 38,040        0%
                                      ========    ========      =======     ========
Premium Revenue
  Life insurance premiums...........  $    986    $    533      $    --     $    453        0%
  Property and casualty.............   717,021     177,983       13,040      552,078        2%
                                      --------    --------      -------     --------
                                      $718,007    $178,516      $13,040     $552,531
                                      ========    ========      =======     ========
YEAR ENDED DECEMBER 31, 1997
Life insurance in force*............  $156,866    $100,910      $    --     $ 55,956        0%
                                      ========    ========      =======     ========
Premium Revenue
  Life insurance premiums...........  $  2,479    $  1,783      $    --     $    696        0%
  Property and casualty.............   591,505      13,972       23,650      601,183        4%
                                      --------    --------      -------     --------
                                      $593,984    $ 15,755      $23,650     $601,879
                                      ========    ========      =======     ========
YEAR ENDED DECEMBER 31, 1996
Life insurance in force*............  $324,368    $257,552      $    --     $ 66,816        0%
                                      ========    ========      =======     ========
Premium Revenue
  Life insurance premiums...........  $    263    $    208      $    --     $     55        0%
  Property and casualty.............   469,912       8,326       25,274      486,860        5%
                                      --------    --------      -------     --------
                                      $470,175    $  8,534      $25,274     $486,915
                                      ========    ========      =======     ========

---------------
* Balance at end of year.

  Intercompany transactions have been eliminated.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                SCHEDULE V -- VALUATION AND QUALIFYING ACCOUNTS

                COLUMN A                   COLUMN B           COLUMN C             COLUMN D      COLUMN E
                --------                  ----------   -----------------------    ----------    ----------
                                                              ADDITIONS
                                                       -----------------------
                                                                    CHARGED TO
                                          BALANCE AT   CHARGED TO     OTHER                     BALANCE AT
                                          BEGINNING    COSTS AND     ACCOUNTS     DEDUCTIONS       END
              DESCRIPTION                 OF PERIOD     EXPENSES     DESCRIBE      DESCRIBE     OF PERIOD
              -----------                 ----------   ----------   ----------    ----------    ----------
                                                               (THOUSANDS OF DOLLARS)
YEAR ENDED DECEMBER 31, 1998
  Deducted from asset accounts:
     Allowance for possible loan
       losses...........................   $44,402      $11,059      $  3,465(1)   $  2,580(2)   $56,346
     Premiums receivable and agents'
       balances and reinsurance
       recoverable......................     7,048        1,256            --            --        8,304
                                           -------      -------      --------      --------      -------
          Totals........................   $51,450      $12,315      $  3,465      $  2,580      $64,650
                                           =======      =======      ========      ========      =======
YEAR ENDED DECEMBER 31, 1997
  Deducted from asset accounts:
     Allowance for possible loan
       losses...........................   $37,747      $12,319      $     --      $  5,664(2)   $44,402
     Premiums receivable and agents'
       balances and reinsurance
       recoverable......................     7,401          252            --           605(2)     7,048
                                           -------      -------      --------      --------      -------
          Totals........................   $45,148      $12,571      $     --      $  6,269      $51,450
                                           =======      =======      ========      ========      =======
YEAR ENDED DECEMBER 31, 1996
  Deducted from asset accounts:
     Allowance for possible loan
       losses...........................   $31,781      $13,885      $  1,830(1)   $  9,749(2)   $37,747
     Premiums receivable and agents'
       balances and reinsurance
       recoverable......................    11,147           --            --         3,746(2)     7,401
                                           -------      -------      --------      --------      -------
          Totals........................   $42,928      $13,885      $  1,830      $ 13,495      $45,148
                                           =======      =======      ========      ========      =======

---------------
(1) Reserves established with company and portfolio acquisitions.
(2) Uncollectible accounts written off, net of recoveries and reclassifications.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

      SCHEDULE VI -- SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY
                              INSURANCE OPERATIONS

                                                     DECEMBER 31,                               YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------   -------------------------------------------
             COLUMN A                COLUMN B      COLUMN C     COLUMN D   COLUMN E   COLUMN F    COLUMN G         COLUMN H
             --------               -----------   -----------   --------   --------   --------   ----------   -------------------
                                                                                                               CLAIMS AND CLAIM
                                                                                                                  ADJUSTMENT
                                                   RESERVES                                                    EXPENSES INCURRED
                                                  FOR UNPAID    DISCOUNT                                          RELATED TO
                                     DEFERRED       CLAIMS       IF ANY                                       -------------------
                                      POLICY       AND CLAIM    DEDUCTED                            NET         (1)        (2)
                                    ACQUISITION   ADJUSTMENT       IN      UNEARNED    EARNED    INVESTMENT   CURRENT     PRIOR
   AFFILIATION WITH REGISTRANT         COSTS       EXPENSES     COLUMN C   PREMIUMS   PREMIUMS     INCOME       YEAR      YEARS
   ---------------------------      -----------   -----------   --------   --------   --------   ----------   --------   --------
                                                                       (THOUSANDS OF DOLLARS)
Fremont Compensation Insurance
  Group and Consolidated
  Subsidiaries
    1998..........................    $44,646     $ 2,298,118   $25,908    $119,774   $552,078    $178,263    $348,897   $(13,447)
    1997..........................    $37,564     $ 2,163,323   $19,782    $78,625    $601,183    $138,894    $441,524   $(52,323)
    1996..........................    $25,001     $ 1,256,345   $22,658    $87,422    $486,860    $111,637    $334,657   $    750

                                           YEAR ENDED DECEMBER 31,
                                    -------------------------------------
             COLUMN A                COLUMN I      COLUMN J     COLUMN K
             --------               -----------   ----------   ----------

                                     AMORTIZA-
                                      TION OF        PAID
                                     DEFERRED       CLAIMS
                                      POLICY      AND CLAIM       NET
                                    ACQUISITION   ADJUSTMENT    PREMIUMS
   AFFILIATION WITH REGISTRANT         COSTS       EXPENSES     WRITTEN
   ---------------------------      -----------   ----------   ----------
                                           (THOUSANDS OF DOLLARS)
Fremont Compensation Insurance
  Group and Consolidated
  Subsidiaries
    1998..........................   $123,393      $835,374     $571,676
    1997..........................   $115,899      $639,792     $621,092
    1996..........................   $ 96,177      $510,227     $474,184

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March 1999.

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

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
            /s/ JAMES A. MCINTYRE              Chairman of the Board                   March 25, 1999
---------------------------------------------  and Chief Executive Officer
              James A. McIntyre                (Principal Executive Officer)

            /s/ LOUIS J. RAMPINO               President, Chief Operating Officer      March 25, 1999
---------------------------------------------  and Director
              Louis J. Rampino

             /s/ WAYNE R. BAILEY               Executive Vice President, Treasurer,    March 25, 1999
---------------------------------------------  Chief Financial Officer and Director
               Wayne R. Bailey                 (Principal Financial Officer)

            /s/ JOHN A. DONALDSON              Senior Vice President, Controller and   March 25, 1999
---------------------------------------------  Chief Accounting Officer
              John A. Donaldson                (Principal Accounting Officer)

           /s/ HOUSTON I. FLOURNOY             Director                                March 25, 1999
---------------------------------------------
             Houston I. Flournoy

          /s/ C. DOUGLAS KRANWINKLE            Director                                March 25, 1999
---------------------------------------------
            C. Douglas Kranwinkle

           /s/ DAVID W. MORRISROE              Director                                March 25, 1999
---------------------------------------------
             David W. Morrisroe

            /s/ DICKINSON C. ROSS              Director                                March 25, 1999
---------------------------------------------
              Dickinson C. Ross

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
     2.1         Stock Purchase Agreement by and among Talegen Holdings,
                 Inc., Fremont Indemnity Company and Fremont General
                 Corporation dated as of May 16, 1997 including exhibits
                 thereto. (Filed as Exhibit No. 2.1 to Current Report on Form
                 8-K, as of August 1, 1997, Commission File Number 1-8007,
                 and incorporated herein by reference.)
     2.2         Tax Allocation and Indemnification Agreement, dated as of
                 May 16, 1997 by and among Xerox Financial Services, Inc.,
                 Talegen Holdings, Inc., Industrial Indemnity Holdings, Inc.,
                 Fremont General Corporation, and Fremont Indemnity
                 Corporation, a California corporation. (Filed as Exhibit No.
                 2.2 to Current Report on Form 8-K, as of August 1, 1997,
                 Commission File Number 1-8007, and incorporated herein by
                 reference.)
     3.1         Restated Articles of Incorporation of Fremont General
                 Corporation. (Filed as Exhibit No. 3.1 to Quarterly Report
                 on Form 10-Q, for the period ended June 30, 1998, Commission
                 File Number 1-8007, and incorporated herein by reference.)
     3.2         Certificate of Amendment of Articles of Incorporation of
                 Fremont General Corporation.
     3.3         Amended and Restated By-Laws of Fremont General Corporation.
                 (Filed as Exhibit No. 3.3 to Annual Report on Form 10-K, for
                 the fiscal year ended December 31, 1995, Commission File
                 Number 1-8007, and incorporated herein by reference.)
     4.1         Form of Stock Certificate for Common Stock of the
                 Registrant. (Filed as Exhibit No. (1) Form 8-A filed on
                 March 17, 1993, Commission File Number 1-8007, and
                 incorporated herein by reference.)
     4.2         Indenture with respect to Liquid Yield Option Notes Due 2013 between the Registrant and Bankers Trust Company. (Filed as
                 Exhibit No. 4.4 to Registration Statement on Form S-3 filed on October 1, 1993, and incorporated herein by reference.)
     4.3         Indenture among the Registrant, the Trust and First
                 Interstate Bank of California, a California banking
                 corporation, as trustee. (Filed as Exhibit No. 4.3 to Annual
                 Report on Form 10-K, for the fiscal year ended December 31,
                 1995, Commission File Number 1-8007, and incorporated herein by reference.)
     4.4         Amended and Restated Declaration of Trust among the
                 Registrant, the Regular Trustees, The Chase Manhattan Bank
                 (USA), a Delaware banking corporation, as Delaware trustee, and The Chase Manhattan Bank, N.A., a national banking
                 association, as Institutional Trustee. (Filed as Exhibit No.
                 4.5 to Annual Report on Form 10-K, for the fiscal year ended
                 December 31, 1995, Commission File Number 1-8007, and
                 incorporated herein by reference.)
     4.5         Preferred Securities Guarantee Agreement between the
                 Registrant and The Chase Manhattan Bank, N.A., a national
                 banking association, as Preferred Guarantee Trustee. (Filed as Exhibit No. 4.6 to Annual Report on Form 10-K, for the
                 fiscal year ended December 31, 1995, Commission File Number
                 1-8007, and incorporated herein by reference.)
     4.6         Common Securities Guarantee Agreement by the Registrant.
                 (Filed as Exhibit No. 4.7 to Annual Report on Form 10-K, for
                 the fiscal year ended December 31, 1995, Commission File
                 Number 1-8007, and incorporated herein by reference.)
     4.7         Form of Preferred Securities. (Included in Exhibit 4.5).
                 (Filed as Exhibit No. 4.8 to Annual Report on Form 10-K, for
                 the fiscal year ended December 31, 1995, Commission File
                 Number 1-8007, and incorporated herein by reference.)

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
     4.8         Form of 9% Junior Subordinated Debenture. (Included in
                 Exhibit 4.3). (Filed as Exhibit No. 4.9 to Annual Report on
                 Form 10-K, for the fiscal year ended December 31, 1995,
                 Commission File Number 1-8007, and incorporated herein by
                 reference.)
     4.9         Indenture dated as of March 1, 1999 between the Registrant and The First National Bank of Chicago, as trustee.
     4.10        Registration Rights Agreement among the Registrant and
                 Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit
                 Suisse First Boston Corporation, Goldman, Sachs & Co., and
                 Warburg Dillon Read LLC.
     4.11        Form of Fremont General Corporation 7.70% Senior Notes due
                 2004.
     4.12        Form of Fremont General Corporation 7.875% Senior Notes due
                 2004.
    10.1(a)      Fremont General Corporation Employee Stock Ownership Plan as
                 amended. (Filed as Exhibit No. 10.1 to Annual Report on Form
                 10-K, for the fiscal year ended December 31, 1995,
                 Commission File Number 1-8007, and incorporated herein by
                 reference.)
    10.1(b)      Amendment Number Two to the Fremont General Corporation
                 Employee Stock Ownership Plan. (Filed as Exhibit No. 10.1
                 (b) to Annual Report on Form 10-K, for the fiscal year ended
                 December 31, 1997, Commission File Number 1-8007, and
                 incorporated herein by reference.)
    10.1(c)      Amendment Number Three to the Fremont General Corporation
                 Employee Stock Ownership Plan. (Filed as Exhibit No. 10.1(c)
                 to Quarterly Report on Form 10-Q, for the period ended
                 September 30, 1998, Commission File Number 1-8007, and
                 incorporated herein by reference.)
    10.1(d)      Amendment Number Four to the Fremont General Corporation
                 Employee Stock Ownership Plan.
    10.2         Amended and Restated Trust Agreement for Fremont General
                 Corporation Employee Stock Ownership Plan. (Filed as Exhibit
                 No. 10.2 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
    10.3(a)      Fremont General Corporation and Affiliated Companies
                 Investment Incentive Plan. (Filed as Exhibit No. 10.3 to
                 Annual Report on Form 10-K, for the fiscal year ended
                 December 31, 1995, Commission File Number 1-8007, and
                 incorporated herein by reference.)
    10.3(b)      Amendments Number One, Two and Three to the Fremont General
                 Corporation and Affiliated Companies Investment Incentive
                 Plan. (Filed as Exhibit No. 10.3 (b) to Quarterly Report on
                 Form 10-Q, for the period ended September 30, 1997,
                 Commission File Number 1-8007, and incorporated herein by
                 reference.)
    10.3(c)      Amendment Number Four to the Fremont General Corporation and
                 Affiliated Companies Investment Incentive Plan. Filed as
                 Exhibit No. (10.3 to Annual Report on Form 10-K, for the
                 Fiscal Year Ended December 31, 1997, Commission File Number
                 1-8007, and incorporated herein by reference.)
    10.3(d)      Amendment Number Five to the Fremont General Corporation and
                 Affiliated Companies Investment Incentive Plan. (Filed as
                 Exhibit No. 10.3(d) to Quarterly Report on Form 10-Q, for
                 the period ended September 30, 1998, Commission File Number
                 1-8007, and incorporated herein by reference.)

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
    10.4(a)      Trust Agreement for Investment Incentive Plan. (Filed as
                 Exhibit No. (10)(xi) to Annual Report on Form 10-K, for the
                 Fiscal Year Ended December 31, 1993, Commission File Number
                 1-8007, and incorporated herein by reference.)
    10.4(b)      Amendment to Trust Agreement for Investment Incentive Plan.
                 (Filed as Exhibit No. 10.4 to Annual Report on Form 10-K,
                 for the fiscal year ended December 31, 1995, Commission File
                 Number 1-8007, and incorporated herein by reference.)
    10.5         Supplemental Retirement Plan of the Company, as restated
                 January 1, 1997. (Filed as Exhibit No. 10.5 to Quarterly
                 Report on Form 10-Q, for the period ended September 30,
                 1997, Commission File Number 1-8007, and incorporated herein by reference.)
    10.5(b)      Amendment Number Two to the Fremont General Corporation
                 Supplemental Retirement Plan of the Company.
    10.6         Trust Agreement for Supplemental Retirement Plan of the
                 Company, as amended. (Filed as Exhibit No. 10.6 to Annual
                 Report on Form 10-K, for the fiscal year ended December 31,
                 1995, Commission File Number 1-8007, and incorporated herein by reference.)
    10.7(a)      Senior Supplemental Retirement Plan, as restated January 1,
                 1997. (Filed as Exhibit No. 10.7 to Quarterly Report on Form
                 10-Q, for the period ended September 30, 1997, Commission
                 File Number 1-8007, and incorporated herein by reference).
    10.7(b)      First Amendment to the Fremont General Corporation Senior
                 Supplemental Retirement Plan.
    10.8(a)      Fremont General Corporation Excess Benefit Plan Restated
                 effective as of January 1, 1997 and First Amendment dated
                 December 21, 1998.
    10.8(b)      Trust Agreement for Excess Benefit Plan. (Filed as Exhibit
                 No. 10.8 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
    10.9         Amended Non-Qualified Stock Option Plan of 1989 and related agreements of the Company. (Filed as Exhibit No. 10.9 to
                 Annual Report on Form 10-K, for the fiscal year ended
                 December 31, 1996, Commission File Number 1-8007, and
                 incorporated herein by reference.)
    10.10        1997 Stock Plan and related agreements. (Filed as Exhibit
                 No. 10.10 to Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007, and
                 incorporated herein by reference.)
    10.11(a)     Long-Term Incentive Compensation Plan of the
                 Company -- Senior Executive Plan. (Filed as Exhibit No.
                 10.10(a) on Form 10-Q for the period ended September 30,
                 1996, Commission File Number 1-8007, and incorporated herein by reference.)
    10.11(b)     Long-Term Incentive Compensation Plan of the Company (Filed
                 as Exhibit No. 10.10 (b) on Form 10-Q for the period ended
                 September 30, 1996, Commission File Number 1-8007, and
                 incorporated herein by reference.)
    10.12        1995 Restricted Stock Award Plan As Amended and forms of
                 agreement thereunder. (Filed as Exhibit No. 4.1 to
                 Registration Statement on Form S-8/S-3 File No. 333-17525
                 which was filed on December 9, 1997, and incorporated herein by reference.)

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
    10.13        Fremont General Corporation Employee Benefits Trust
                 Agreement ("Grantor Trust") dated September 7, 1995 between the Company and Merrill Lynch Trust Company of California.
                 (Filed as Exhibit No. 10.12 to Annual Report on Form 10-K,
                 for the fiscal year ended December 31, 1995, Commission File
                 Number 1-8007, and incorporated herein by reference.)
    10.14(a)     Employment Agreement between the Company and James A.
                 McIntyre dated January 1, 1994. (Filed as Exhibit No.
                 (10)(i) to Quarterly Report on Form 10-Q for the period
                 ended March 31, 1994, Commission File Number 1-8007, and
                 incorporated herein by reference.)
    10.14(b)     First Amendment to Employment Agreement between the Company and James A. McIntyre dated August 1, 1996. (Filed as
                 Exhibit No. 10.10 to Quarterly Report on Form 10-Q, for the
                 period ended June 30, 1997, Commission File Number 1-8007, and incorporated herein by reference.)
    10.14(c)     Second Amendment to Employment Agreement between the Company and James A. McIntyre dated August 8, 1997. (Filed as
                 Exhibit No. 10.14 (c) to Quarterly Report on Form 10-Q, for
                 the period ended September 30, 1997, Commission File Number
                 1-8007, and incorporated herein by reference.)
    10.15(a)     Employment Agreement between the Company and Louis J.
                 Rampino dated February 8, 1996. (Filed as Exhibit No. 10.14
                 (a) to Annual Report on Form 10-K, for the fiscal year ended
                 December 31, 1995, Commission File Number 1-8007, and
                 incorporated herein by reference.)
    10.15(b)     Employment Agreement between the Company and Wayne R. Bailey dated February 8, 1996. (Filed as Exhibit No. 10.14 to
                 Annual Report on Form 10-K, for the fiscal year ended
                 December 31, 1995, Commission File Number 1-8007, and
                 incorporated herein by reference.)
    10.16        Management Continuity Agreement between the Company and
                 Raymond G. Meyers dated February 8, 1996. (Filed as Exhibit
                 No. 10.15 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007, and incorporated herein by reference.)
    10.17        1998 Management Incentive Compensation Plan of the Company.
                 (Filed as Exhibit No. 10.17 to Annual Report on Form 10-K,
                 for the fiscal year ended December 31, 1997, Commission File
                 Number 1-8007, and incorporated herein by reference.)
    10.18        Continuing Compensation Plan for Retired Directors. (Filed
                 as Exhibit No. 10.17 to Annual Report on Form 10-K, for the
                 fiscal year ended December 31, 1995, Commission File Number
                 1-8007, and incorporated herein by reference.)
    10.19        Credit Agreement among Fremont General Corporation, Various
                 Lending Institutions and the Chase Manhattan Bank, N.A., As
                 Agent dated August 1, 1997. (Filed as Exhibit No. 10.20 to
                 Quarterly Report on Form 10-Q, for the period ended
                 September 30, 1997, Commission File Number 1-8007, and
                 incorporated herein by reference).
    10.20        Credit Agreement $15,000,000 by and among Merrill Lynch
                 Trust Company of California as trustee for the Fremont
                 General Corporation Employee Stock Ownership Trust. The Plan
                 Committee (hereinafter described) on behalf of the Fremont
                 General Corporation Employee Stock Ownership Plan, Fremont
                 General Corporation, and First Interstate Bank of California
                 August 10, 1995. (Filed as Exhibit No. (10)(viii) to
                 Quarterly Report on Form 10-Q for the period ended September
                 30, 1995, and incorporated herein by reference.)

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
    10.21(a)     Second Amended and Restated Credit Agreement among Fremont
                 Financial Corporation, Various Lending Institutions, Wells
                 Fargo Bank N.A. and Fleet Bank National Association as
                 Co-Agents, and The Chase Manhattan Bank as Agent, dated as of June 23, 1997. (Filed as Exhibit No. 10.22(a) to
                 Quarterly Report on Form 10-Q/A Amendment No. 1, for the
                 period ended September 30, 1998, Commission File Number
                 1-8007, and incorporated herein by reference).
    10.21(b)     First Amendment and Consent dated as of October 21, 1997, to the Second Amended and Restated Credit Agreement among
                 Fremont Financial Corporation, Various Lending Institutions,
                 Wells Fargo Bank N.A. and Fleet Bank National Association as
                 Co-Agents, and The Chase Manhattan Bank as Agent. (Filed as
                 Exhibit No. 10.22(b) to Quarterly Report on Form 10-Q/A
                 Amendment No. 1, for the period ended September 30, 1998,
                 Commission File Number 1-8007, and incorporated herein by
                 reference).
    21           Subsidiaries of the Company
    23           Consent of Ernst & Young LLP Independent Auditors
    27           Financial Data Schedule