Form 10-Q
period 1999-03-31
FREMONT GENERAL CORP
filed 1999-05-17
CIK 38984

--------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1999

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock:



                                                         SHARES OUTSTANDING
            CLASS                                          APRIL 30, 1999
------------------------------                           ------------------
Common Stock, $1.00 par value                               70,075,223


--------------------------------------------------------------------------------

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                        PAGE NO.
                                                                        --------
Item    1. Financial Statements

              Consolidated Balance Sheets
                March 31, 1999 and December 31, 1998 ...................    3

              Consolidated Statements of Income
                Three Months Ended March 31, 1999 and 1998 .............    4

              Consolidated Statements of Cash Flows
                Three Months Ended March 31, 1999 and 1998 .............    5

              Notes to Consolidated Financial Statements on
                Form 10-Q ..............................................    6

Item    2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................    9

Item    3. Quantitative and Qualitative Disclosure About
             Market Risk ...............................................   23



                           PART II - OTHER INFORMATION


Items 1-5. Not applicable

Item    6. Exhibits and Reports on Form 8-K ............................   24

Signature ..............................................................   30

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                                  MARCH 31,      DECEMBER 31,
                                                                                    1999             1998
                                                                                ------------     ------------
                                                                                (UNAUDITED)
                                                                                    (THOUSANDS OF DOLLARS)
ASSETS
Securities available for sale at fair value:
   Fixed maturity investments (cost:1999-$1,630,508; 1998-$1,597,585) .......   $  1,666,595     $  1,646,772
   Non-redeemable preferred stock (cost:1999-$457,598; 1998-$489,714) .......        464,378          500,376
                                                                                ------------     ------------
      Total securities available for sale ...................................      2,130,973        2,147,148
Loans receivable ............................................................      3,311,468        2,958,176
Loans held for sale .........................................................        138,879                -
Short-term investments ......................................................        254,121          222,719
Other investments ...........................................................         49,403           16,890
                                                                                ------------     ------------
      TOTAL INVESTMENTS AND LOANS ...........................................      5,884,844        5,344,933

Cash ........................................................................         61,931           79,875
Accrued investment income ...................................................         39,844           44,038
Premiums receivable and agents' balances ....................................        190,783          184,355
Reinsurance recoverable on paid losses ......................................         20,269           15,801
Reinsurance recoverable on unpaid losses ....................................        902,475          829,002
Deferred policy acquisition costs ...........................................         52,662           44,996
Costs in excess of net assets acquired ......................................        162,389          164,467
Deferred income taxes .......................................................        132,271          145,410
Other assets ................................................................        323,944          273,157
Assets held for discontinued operations .....................................        241,907          243,578
                                                                                ------------     ------------
      TOTAL ASSETS ..........................................................   $  8,013,319     $  7,369,612
                                                                                ============     ============

LIABILITIES
Claims and policy liabilities:
   Losses and loss adjustment expenses ......................................   $  2,262,957     $  2,298,118
   Life insurance benefits and liabilities ..................................        132,684          136,973
   Unearned premiums ........................................................        144,335          119,774
   Dividends to policyholders ...............................................         14,212           16,162
                                                                                ------------     ------------
      TOTAL CLAIMS AND POLICY LIABILITIES ...................................      2,554,188        2,571,027

Reinsurance premiums payable and funds withheld .............................         47,903           46,124
Other liabilities ...........................................................        265,518          277,938
Thrift deposits .............................................................      2,438,038        2,134,839
Short-term debt .............................................................        411,129          165,702
Long-term debt ..............................................................      1,019,357          913,006
Liabilities of discontinued operations ......................................        208,393          210,064
                                                                                ------------     ------------
      TOTAL LIABILITIES .....................................................      6,944,526        6,318,700

Commitments and contingencies

Company-obligated mandatorily redeemable preferred securities of
   subsidiary Trust holding solely Company junior subordinated debentures ...        100,000          100,000

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share-Authorized:150,000,000 shares;
   issued and outstanding:(1999-70,056,000 and 1998-69,939,000) .............         70,056           69,939
Additional paid-in capital ..................................................        307,683          308,369
Retained earnings ...........................................................        649,393          620,612
Deferred compensation .......................................................        (86,203)         (86,910)
Accumulated other comprehensive income ......................................         27,864           38,902
                                                                                ------------     ------------
      TOTAL STOCKHOLDERS' EQUITY ............................................        968,793          950,912
                                                                                ------------     ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................   $  8,013,319     $  7,369,612
                                                                                ============     ============

See notes to consolidated financial statements on Form 10-Q.

                         FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                   1999         1998
                                                                                ---------     ---------
                                                                                 THOUSANDS OF DOLLARS)

REVENUES
Property and casualty premiums earned ......................................    $ 170,343     $ 154,162
Loan interest ..............................................................       77,549        51,026
Net investment income ......................................................       45,320        46,978
Realized investment gains (losses) .........................................           25          (458)
Other revenue ..............................................................        5,542        10,245
                                                                                ---------     ---------
        Total Revenues .....................................................      298,779       261,953

EXPENSES
Losses and loss adjustment expenses ........................................       97,541       103,256
Policy acquisition costs ...................................................       43,122        25,715
Provision for loan losses ..................................................        4,126         2,387
Other operating costs and expenses .........................................       45,843        46,494
Dividends to policyholders .................................................        6,262         1,481
Interest expense ...........................................................       50,674        35,487
                                                                                ---------     ---------
        Total Expenses .....................................................      247,568       214,820
                                                                                ---------     ---------

Income before taxes ........................................................       51,211        47,133
Income tax expense .........................................................       16,900        15,481
                                                                                ---------     ---------

         NET INCOME ........................................................    $  34,311     $  31,652
                                                                                =========     =========



PER SHARE DATA
 Net income:
      Basic ................................................................    $    0.51     $    0.50
      Diluted ..............................................................         0.49          0.45

 Cash dividends ............................................................         0.08          0.075

Weighted average shares:
      Basic ................................................................       66,880        63,608
      Diluted ..............................................................       69,821        70,051




See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                    1999             1998
                                                                                ------------     ------------
                                                                                   (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Net income ..................................................................   $     34,311     $     31,652
Adjustments to reconcile net income to net cash provided
    by operating activities:
     Change in premiums receivable and agents' balances
         and reinsurance recoverable on paid losses .........................        (10,591)            (156)
     Change in accrued investment income ....................................          4,195            9,621
     Change in claims and policy liabilities ................................        (82,162)         (75,743)
     Amortization of policy acquisition costs ...............................         43,122           25,715
     Policy acquisition costs deferred ......................................        (50,788)         (26,548)
     Provision for deferred income taxes ....................................         19,083            4,130
     Provision for loan losses ..............................................          4,126            2,387
     Provision for depreciation and amortization ............................         10,618            9,368
     Net amortization on fixed maturity investments .........................         (3,669)         (10,940)
     Realized investment (gains) losses .....................................            (25)             458
     Change in other assets and liabilities .................................        (59,377)          (5,593)
                                                                                ------------     ------------
         NET CASH USED IN OPERATING ACTIVITIES ..............................        (91,157)         (35,649)

INVESTING ACTIVITIES
Securities available for sale:
     Purchases of securities ................................................       (282,923)        (172,246)
     Sales of securities ....................................................        184,860          120,556
     Securities matured or called ...........................................        100,950          141,021
Increase in short-term and other investments ................................        (63,915)         (65,918)
Loan originations and bulk purchases funded .................................     (1,090,176)        (399,185)
Receipts from repayments of loans and bulk sales of loans ...................        593,879          283,402
Purchase of property and equipment ..........................................         (6,126)          (5,989)
                                                                                ------------     ------------
         NET CASH USED IN INVESTING ACTIVITIES ..............................       (563,451)         (98,359)

FINANCING ACTIVITIES
Proceeds from short-term debt ...............................................        246,144           14,961
Repayments of short-term debt ...............................................         (6,967)            (800)
Proceeds from long-term debt ................................................        435,237           30,000
Repayments of long-term debt ................................................       (321,285)          (1,228)
Net increase in thrift deposits .............................................        303,199           79,348
Annuity contract receipts ...................................................             88              144
Annuity contract withdrawals ................................................         (8,238)         (10,124)
Dividends paid ..............................................................         (5,521)          (5,107)
Stock options exercised .....................................................              -               71
Net increase in deferred compensation plans .................................         (5,993)          (4,837)
                                                                                ------------     ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................        636,664          102,428
                                                                                ------------     ------------

DECREASE IN CASH ............................................................        (17,944)         (31,580)
Cash at beginning of year ...................................................         79,875           64,987
                                                                                ------------     ------------

CASH AT MARCH 31, ...........................................................   $     61,931     $     33,407
                                                                                ============     ============

See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                   (Unaudited)




NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

     These statements have been prepared in accordance with generally accepted accounting principles and, accordingly, adjustments (consisting of normal accruals) have been made as management considers necessary for fair presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain 1998 amounts have been reclassified to conform to the 1999 presentation.


NOTE B - COMPREHENSIVE INCOME

     The components of total comprehensive income are summarized in the following table:



                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                  1999         1998
                                                                                --------     --------
                                                                                (THOUSANDS OF DOLLARS)
Net income ..................................................................   $ 34,311     $ 31,652
Other comprehensive income:
  Net unrealized gains (losses) on investments, net of tax:
     Net change in unrealized gains (losses) during the period, net of deferred income tax expense (benefit)
        (1999 - $(5,076), 1998 - $1,243) ....................................     (9,427)       2,308
     Less: reclassification adjustment, net of tax
        (1999 - $868, 1998 - $195 ) .........................................     (1,611)        (361)
                                                                                --------     --------
       Other comprehensive income ...........................................    (11,038)       1,947
                                                                                --------     --------
Total comprehensive income ..................................................   $ 23,273     $ 33,599
                                                                                ========     ========


     Reclassification adjustments avoid double counting items that are included in comprehensive income and net income in different periods. The reclassification adjustments for the three months ended March 31, 1999 and 1998 represent net unrealized gains included in accumulated other comprehensive income at December 31, 1998 and 1997, respectively.


NOTE C - OPERATIONS BY REPORTABLE SEGMENT

     The Company's businesses are managed within two reportable segments: property and casualty insurance services and financial services. Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that the Company does not allocate to its segments.

     The following data at and for the three months ended March 31, 1999 and 1998 provide certain information necessary for reportable segment disclosure, as well as a reconciliation to total consolidated financial information.


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                -----------------------
                                                                                  1999          1998
                                                                                ---------     ---------
                                                                                 (THOUSANDS OF DOLLARS)
REVENUES
Property and casualty insurance services ....................................   $ 213,827     $ 197,443
Financial services ..........................................................      84,641        64,351
Unallocated corporate .......................................................         311           159
                                                                                ---------     ---------
Total .......................................................................     298,779       261,953

Intersegment:
Property and casualty insurance services ....................................         272           306
Unallocated corporate .......................................................       9,177         8,718
                                                                                ---------     ---------
                                                                                    9,449         9,024
                                                                                ---------     ---------
Total revenue ...............................................................     308,228       270,977
Reconciling items:  intersegment revenues ...................................      (9,449)       (9,024)
                                                                                ---------     ---------
Total consolidated ..........................................................   $ 298,779     $ 261,953
                                                                                =========     =========


INCOME (LOSS) BEFORE INCOME TAXES
Property and casualty insurance services ....................................   $  42,253     $  41,009
Financial services ..........................................................      16,446        13,103
Unallocated corporate .......................................................      (6,418)       (5,909)
                                                                                ---------     ---------
Total .......................................................................      52,281        48,203

Reconciling items - intercompany dividends ..................................      (1,070)       (1,070)
                                                                                ---------      --------

Total consolidated ..........................................................   $  51,211      $ 47,133
                                                                                =========      ========

     The assets of the financial services segment increased by $594 million at March 31, 1999 versus the amount reported at December 31, 1998 due to the growth in the loan portfolio of the commercial and residential real estate lending operations.

NOTE D - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 1999 and 1998.


                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                  1999        1998
                                                                                --------     --------
                                                                                (THOUSANDS OF DOLLARS,
                                                                                EXCEPT PER SHARE DATA)

Net income (numerator for basic earnings per share) ........................    $ 34,311     $ 31,652
Effect of dilutive securities:
   Liquid Yield Option Notes ("LYONs") .....................................          42          109
                                                                                --------     --------
Income available to common stockholders
   after assumed conversions (numerator for
   diluted earnings per share) .............................................    $ 34,353     $ 31,761
                                                                                ========     ========

Weighted-average shares (denominator for basic
   earnings per share) .....................................................      66,880       63,608

Effect of dilutive securities:
   Restricted stock ........................................................       2,083        4,170
   Stock options ...........................................................         408        1,031
   LYONs ...................................................................         450        1,242
                                                                                --------     --------
Dilutive potential common shares ...........................................       2,941        6,443
                                                                                --------     --------
Adjusted weighted-average shares and assumed
   conversions (denominator for diluted earnings
   per share) ..............................................................      69,821       70,051
                                                                                ========     ========

Basic earnings per share ...................................................    $   0.51     $   0.50
                                                                                ========     ========

Diluted earnings per share .................................................    $   0.49     $   0.45
                                                                                ========     ========


NOTE E - SUBSEQUENT EVENT

     On May 10, 1999, Fremont General Corporation filed a Form S-4 Registration Statement to register exchange notes related to an exchange offering for the initial $425 million of Senior Notes issued March 17, 1999 in a private placement. The exchange notes consist of $200 million Series B 7.70% Senior Notes due 2004 and $225 million Series B 7.875% Senior Notes due 2009. The form and terms of the exchange notes are substantially identical to the form and terms of the initial notes, except that the exchange notes are registered under the Securities Act.

     Unless extended by the Company, the exchange offer will expire on June 11, 1999. The Company did not receive any proceeds from this exchange offer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE FACTORS SET FORTH IN THIS MD&A SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

RESULTS OF OPERATIONS

     Fremont General Corporation is a nationwide insurance and financial services holding company operating select businesses in niche markets. The insurance property and casualty services business of Fremont General Corporation and its subsidiaries ("the Company") includes one of the largest underwriters of workers' compensation insurance in the nation. The Company's financial services business includes commercial and residential real estate lending, commercial finance, syndicated loans and insurance premium financing. The Company's reported assets as of March 31, 1999 were $8.0 billion. Income before taxes for the first quarter ended March 31, 1999 was $51.2 million. The Company's business strategy includes achieving income balance and geographic diversity among its business units in order to limit its exposure to industry, market and regional concentrations. In addition, the Company seeks to expand its businesses through new business development and acquisitions. The Company's stock is traded on the New York Stock Exchange under the symbol "FMT."

     The following table presents information for the first quarter ended March 31, 1999 and 1998 with respect to the Company's primary business segments.


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            1999          1998
                                                         ---------     ---------
                                                          (THOUSANDS OF DOLLARS)
Revenues:
    Property and casualty insurance services .........   $ 213,827     $ 197,443
    Financial services ...............................      84,641        64,351
    Unallocated corporate revenue ....................         311           159
                                                         ---------     ---------
         Total .......................................   $ 298,779     $ 261,953
                                                         =========     =========

Income (Loss) Before Taxes:
    Property and casualty insurance services .........   $  42,253     $  41,009
    Financial services ...............................      16,446        13,103
    Unallocated corporate loss .......................      (7,488)       (6,979)
                                                         ---------     ---------
         Total .......................................   $  51,211     $  47,133
                                                         =========     =========

     The Company generated revenues of approximately $299 million in the first quarter ended March 31, 1999, as compared to $262 million for the first quarter of 1998. The 14% increase in revenues were due mainly to higher loan interest in the financial services segment and higher workers' compensation insurance premiums in the property and casualty insurance services segment. The increase in loan interest revenue is consistent with the significant growth in the average loan portfolio of the financial services operation in the quarter ended March 31, 1999, as compared with the same prior year period. (See "Financial Services.") Higher workers' compensation insurance premiums were achieved primarily from the September 1, 1998 acquisition of UNICARE Specialty Services, Inc. ("Unicare") from Wellpoint Health Networks, Inc., as well as to increases in new business development. (See "Property and Casualty Insurance Services - Premiums.") Realized investment gains (losses) in the first quarter of 1999 were $25,000, compared to $(458,000) for the first quarter of 1998.

     The Company posted net income of $34.3 million or $0.49 diluted earnings per share for the first quarter ended March 31, 1999, respectively, as compared to $31.7 million or $0.45 diluted earnings per share for the first quarter of 1998. Income before taxes for the first quarter ended March 31, 1999 was $51.2 million, as compared to $47.1 million for the same period of 1998, representing an increase of 8.7%.

     The property and casualty insurance services operations, consisting primarily of workers' compensation insurance, posted income before taxes of $42.3 million for the quarter ended March 31, 1999, as compared to $41.0 million for the same period in 1998. The increase in income before taxes of 3.0% for the three months ended March 31, 1999 was due primarily to the acquisition of Unicare and lower losses incurred resulting from additional reinsurance purchased by the Company in the second quarter of 1998. The combined ratio for the three months ended March 31, 1999 was 96.3%, as compared to 96.9% for the same respective period in 1998.

     The financial services operations posted income before taxes for the first quarter ended March 31, 1999 of $16.4 million, as compared to $13.1 million for the same quarter of 1998. The increase in income before taxes was due mainly to the growth in the total average loan portfolio, offset partially by lower gains on residential real estate loan sales. The average loan portfolio of the financial services operations grew to $3.39 billion for the first quarter ended March 31, 1999, from $2.05 billion for the same period of 1998.

     Unallocated corporate revenues during the quarter ended March 31, 1999 consisted primarily of investment income, while unallocated corporate expenses consisted primarily of interest expense and general and administrative expenses. The unallocated corporate loss before taxes for the quarter ended March 31, 1999 was $7.5 million, as compared to $7.0 million for the same period of 1998. The increase in unallocated corporate loss before taxes was due mainly to the effects of an increase in long-term debt and interest rates pursuant to the issuance on March 17, 1999 of $425 million of Senior Notes ("the Notes") in a private placement. (See "Liquidity and Capital Resources.") Net proceeds from the Notes were used to repay all indebtedness outstanding under the Company's revolving line of credit and for general corporate purposes, including working capital. The Notes carry interest rates which are higher than the revolving line of credit, and this also contributed to the increase in interest expense in the quarter ended March 31, 1999, as compared to the same prior year period.

     Income tax expense of $16.9 million and $15.5 million for the quarters ended March 31, 1999 and 1998, respectively, represents effective tax rates of 33% on income before taxes of $51.2 million and $47.1 million for the same respective periods. The effective tax rate is lower than the enacted federal income tax rate of 35%, due primarily to tax exempt investment income which reduces the Company's taxable income.


PROPERTY AND CASUALTY INSURANCE SERVICES

     The following table represents information for the quarters ended March 31, 1999 and 1998 with respect to the Company's property and casualty insurance operations:


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           1999          1998
                                                         ---------     ---------
                                                          (THOUSANDS OF DOLLARS)

Revenues .............................................   $ 213,827     $ 197,443
Expenses .............................................     171,574       156,434
                                                         ---------     ---------
Income Before Taxes ..................................   $  42,253     $  41,009
                                                         =========     =========

     PREMIUMS. Insurance premiums from the Company's property and casualty insurance services operations were $170.3 million in the quarter ended March 31, 1999, as compared to $154.2 million for the same period of 1998. The increase in premiums is due primarily to the September 1, 1998 acquisition of Unicare and to new business development. Partially offsetting these increases was additional ceded reinsurance costs associated with reinsurance purchased in the second quarter of 1998. New business development was significant in the quarter ended March 31, 1999 totaling approximately $180 million in estimated annual direct premiums written. This compares to $31 million in estimated annual direct premiums written for the same prior year period. Using estimated annual premiums on policies in effect at March 31, 1999 and 1998 (referred to as "inforce premiums"), the Company's inforce premium has grown 39% to $885.4 million at March 31, 1999 from $638.7 million at March 31, 1998.

     NET INVESTMENT INCOME. Net investment income within the property and casualty insurance services operations was slightly lower at $43.1 million in the first quarter ended March 31, 1999, as compared to $43.7 million for the quarter ended March 31, 1998. Higher invested assets associated with the Unicare acquisition was more than offset by higher ceded reinsurance costs and claim payments, resulting in lower average invested assets in the first quarter of 1999 as compared to the same prior year period.

     LOSS AND LOSS ADJUSTMENT EXPENSE. The property and casualty insurance services loss and loss adjustment expenses ("LAE") were $97.5 million for the first quarter ended March 31, 1999, as compared to $103.3 million for the same period of 1998. In addition, the ratio of these losses and LAE to property and casualty insurance premiums earned ("loss ratio") was 57.3%, and 67.0% for the first quarter ended March 31, 1999 and 1998, respectively. Lower incurred loss and LAE and a lower loss ratio in the first quarter of March 31, 1999 resulted from the combined effects of additional reinsurance purchased by the Company in the second quarter of 1998, as well as to a continued trend in lower frequency of claims in the first quarter of 1999.

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

     POLICY ACQUISITION COSTS AND OTHER OPERATING COSTS AND EXPENSES. The ratio of policy acquisition costs and other operating costs and expenses to insurance premiums is referred to as the expense ratio, which was 35.3% for the quarter ended March 31, 1999, as compared to 28.9% for the same period of 1998. The increases in this ratio were due primarily to a lower premium base in the first quarter of March 31, 1999, resulting from the additional reinsurance purchased by the Company in the second quarter of 1998.

     VARIABILITY OF OPERATING RESULTS. The Company's profitability can be affected significantly by many factors including competition, the severity and frequency of claims, interest rates, legislation and regulations, court decisions, the judicial climate, and general economic conditions and trends, all of which are outside of Fremont's control. In addition, the Company's results of operations may be affected by the Company's ability to assess and integrate successfully the operations of acquired companies. These factors have contributed, and in the future could contribute, to significant variation of results of operations in different aspects of the Company's business from quarter to quarter and year to year. With respect to the workers' compensation insurance business, changes in economic conditions can lead to reduced premium levels due to lower payrolls as well as increased claims due to the tendency of workers who are laid off to submit workers' compensation claims. Legislative and regulatory changes can also contribute to variable operating results for workers' compensation insurance businesses. For example, in 1995, the Company experienced the negative impact of lower premiums and lower profitability on the Company's California workers' compensation business due to increased price competition resulting from legislation enacted in California in July 1993 which, among other things, repealed the minimum rate law effective January 1, 1995. Additionally, price competition in Illinois, where the Company has a significant presence, continues to adversely impact the Company's profitability, where overall average decreases of 0.2%, 7.9%, and 10.0% in advisory premium rates, which workers' compensation insurance companies in Illinois tend to follow, became effective January 1, 1999, 1998 and 1997, respectively. (See "Workers' Compensation Regulation.") The August 1, 1997 acquisition of Fremont Industrial Indemnity Company (formerly Industrial Indemnity Company) ("Industrial") has mitigated the adverse effects of this price competition in Illinois by providing the Company with a broader geographic diversity of its premium writings. Industrial has a significant presence in the western United States, in addition to California. The Company anticipates that its results of operations and financial condition will continue to be adversely affected by the continued price competition in Illinois and California. Also, the establishment of appropriate reserves necessarily involves estimates, and reserve adjustments have caused significant fluctuations in operating results from year to year.

     The Company's workers' compensation insurance business competes in a market characterized by competition on the basis of price and service. In addition, state regulatory changes could affect competition in the states where the Company transacts business. Although the Company is one of the largest writers of workers' compensation insurance in the nation, certain of its competitors are larger and have greater resources than the Company. The Company cannot be certain that it will continue to maintain its market share in the future.

     WORKERS'  COMPENSATION  REGULATION.  The  Company's  workers'  compensation insurance operations are concentrated in California and Illinois, with additional writings in 37 other states and the District of Columbia. Insurance companies are subject to supervision and regulation by the state insurance authority in each state in which they transact business. Such supervision and regulation relate to the numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders rather than the investors or stockholders of an issuer. The Company's multistate insurance operations require, and will continue to require, the Company to devote significant resources to comply with the regulations of each state in which the Company transacts business.

     At March 31, 1999, approximately 64% of the Company's workers' compensation insurance policies inforce were in California and Illinois. Illinois began operating under an open rating system in 1982 and California began operating under such a system effective January 1, 1995. In an open rating system, workers' compensation companies are provided with advisory premium rates (expected losses and expenses) or loss costs (expected losses only) which vary by job classification. Each insurance company determines its own rates based in part upon its particular loss experience and operating costs. Insurance companies generally set their premium rates below such advisory rates. This characteristic has resulted in continued price competition in Illinois, where overall average decreases in advisory premium rates of 0.2%, 7.9%, and 10.0% became effective January 1, 1999, 1998 and 1997, respectively. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier. The repeal of the minimum rate law has resulted in lower premiums and lower profitability on the Company's California workers' compensation insurance policies due to increased price competition. Most of the states in which Fremont writes premiums operate under some form of open rating system.


FINANCIAL SERVICES

     The Company's financial services operations, which are comprised of the results of Fremont General Credit Corporation ("FGCC"), are principally engaged in commercial and residential real estate lending, commercial finance, syndicated loans (large commercial loans originated and serviced by other financial institutions) and insurance premium financing. Revenues consist primarily of interest income and to a lesser extent fees and other income.

     The following table presents information for the three month periods ended March 31, 1999 and 1998 with respect to the Company's financial services operations:


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           1999          1998
                                                         ---------     ---------
                                                          (THOUSANDS OF DOLLARS)

Revenues .............................................   $  84,641     $  64,351
Expenses .............................................      68,195        51,248
                                                         ---------     ---------
Income Before Taxes ..................................   $  16,446     $  13,103
                                                         =========     =========

     Revenues increased 31.5% in the quarter ended March 31, 1999, as compared to the same period of 1998, due primarily to greater loan interest revenue attributable to the growth in the total average loan portfolio of the financial services operation. Partially offsetting the increase in interest revenues were lower gains on the sale of residential real estate loans and lower investment income. The residential real estate loan sales are pursuant to a program, begun by the Company's real estate lending operation in 1995 and expanded in 1997, of selling certain residential real estate loans to other financial institutions. This has allowed the Company an opportunity to become more selective in its residential real estate loan portfolio, as well as to offer a broader range of residential real estate loans to its customers, primarily through independent brokers. These loan sales are made without recourse to the Company or its subsidiaries. Due to market disruption and oversupply, the Company observed that prices for these loans began to decrease in late 1998. The Company, rather than sell the loans at prices lower than what it believed was the economic benefit to be derived, began a program to retain these benefits by either retaining the loans in its portfolio or by securitizing them. On March 23, 1999, the Company's thrift issued, through the Fremont Home Loan Owner Trust 1999-1, its first securitization of these loans in the amount of approximately $415 million. This trust issued notes collateralized by a pool of these first lien residential mortgage loans. The notes are subject to an unconditional and irrevocable guarantee of timely payment of interest and ultimate payment of loan principal provided by a financial guarantee insurance policy (issued by Financial Security Assurance Inc.) Servicing of the loans will be provided by Fairbanks Capital Corporation. These notes have been rated AAA by Standard and Poor's and Aaa by Moody's. The Company will continue to monitor market conditions to determine the appropriateness of any additional securitizations.

     Income before taxes in the financial services operation was $16.4 million for the quarter ended March 31, 1999, as compared to $13.1 million for the same period of 1998. The 25.5% increase in income before taxes, was due to the previously described growth in the total average financial services loan portfolio, partially offset by lower gains on the sale of residential real estate loans.

     The following table identifies the interest income, interest expense, average interest-bearing assets and liabilities, and interest margins for the Company's financial services operations:




                                                                   THREE MONTHS ENDED MARCH 31,
                                            --------------------------------------------------------------------------------
                                                           1999                                         1998
                                            ------------------------------------       -------------------------------------
                                              AVERAGE                    YIELD/          AVERAGE                    YIELD/
                                              BALANCE      INTEREST     COST (1)         BALANCE       INTEREST    COST (1)
                                            -----------    ---------    --------       -----------     --------    --------
                                                              (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Interest bearing assets (2) :
   Commercial real estate loans .........   $ 1,733,562     $ 39,053       9.01%       $ 1,063,326     $ 26,051        9.80%
   Residential real estate loans ........       691,887       16,115       9.32            386,194        9,115        9.44
   Commercial finance loans .............       486,086       12,448      10.24            387,199       10,843       11.20
   Syndicated loans .....................       418,812        8,361       7.99            154,718        3,584        9.27
   Insurance premium finance loans ......        58,591        1,573      10.74             54,558        1,434       10.51
   Investments ..........................       210,594        1,944       3.69            225,180        3,080        5.47
                                            -----------     --------                   -----------     --------
   Total interest bearing assets ........   $ 3,599,532     $ 79,494       8.83%       $ 2,271,175     $ 54,107        9.53%
                                            ===========     ========                   ===========     ========

Interest bearing liabilities:
   Time deposits ........................   $ 1,695,369     $ 22,424       5.29%       $ 1,211,034     $ 17,316        5.72%
   Savings deposits .....................       563,474        6,914       4.91            323,872        4,161        5.14
   Securitization obligation ............       308,950        4,219       5.46            280,421        4,303        6.14
   Debt with banks ......................       678,806        9,048       5.33            163,369        2,726        6.67
   Debt from affiliates .................        71,905        1,035       5.76             53,137          767        5.77
   Other ................................         1,475            7       1.90              1,083            6        2.22
                                            -----------    ---------                   -----------     --------
   Total interest bearing liabilities ...   $ 3,319,979    $  43,647       5.26%       $ 2,032,916     $ 29,279        5.76%
                                            ===========    =========                   ===========     ========

Net interest income .....................                  $  35,847                                   $ 24,828
                                                           =========                                   ========
Net yield ...............................                                  3.98%                                       4.37%

-------------
(1)Annualized
(2)Average loan balances include non-acccrual lon balances


     The margin between the Company's interest income and cost of funds decreased in the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998, due primarily to the combined effects of a decrease in the net yields on real estate, syndicate and commercial finance loans, and increases in the level of syndicated loans which generally carry lower net yields.

     LOANS RECEIVABLE AND RESERVE ACTIVITY. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:



                                                                  MARCH 31,                 DECEMBER 31,
                                                                    1999                        1998
                                                          ----------------------       ---------------------
                                                                           % OF                        % OF
                                                              AMOUNT       TOTAL         AMOUNT        TOTAL
                                                           -----------     -----       -----------     -----
                                                                (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Term loans:
   Commercial and residential real estate loans ........   $ 2,328,740       69%       $ 2,110,301       70%
   Commercial finance loans ............................       175,943        5            168,040        5
   Syndicated loans ....................................       287,975        8            168,170        6
   Insurance premium finance loans .....................        57,894        2             58,563        2
                                                           -----------     -----       -----------     -----
      Total term loans .................................     2,850,552       84          2,505,074       83
                                                           -----------     -----       -----------     -----


Revolving loans:
   Commercial finance loans ............................       334,442       10            317,468       11
   Syndicated loans ....................................       188,812        6            191,980        6
                                                           -----------     -----       -----------     -----
      Total revolving loans ............................       523,254       16            509,448       17
                                                           -----------     -----       -----------     -----
      Total loans ......................................     3,373,806      100          3,014,522      100
Less allowance for possible loan losses ................        62,338        2             56,346        2
                                                           -----------     -----       -----------     -----
   Loans receivable ....................................   $ 3,311,468       98%       $ 2,958,176       98%
                                                           ===========     =====       ===========     =====


     The following table illustrates the maturities of the Company's loans receivable:



                                                                   MATURITIES AT MARCH 31, 1999
                                                     -----------------------------------------------------------
                                                       1 TO 24         25 - 60          OVER 60
                                                        MONTHS          MONTHS          MONTHS         TOTAL
                                                     -----------     -----------     -----------     -----------
                                                                      (THOUSANDS OF DOLLARS)

Term loans -- variable rate .......................  $   807,556     $   894,358     $   774,334     $ 2,476,248
Term loans -- fixed rate ..........................      113,399          95,344         165,561         374,304
Revolving loans -- variable rate ..................      500,762          16,596           5,896         523,254
                                                     -----------     -----------     -----------     -----------
             Total ................................  $ 1,421,717     $ 1,006,298     $   945,791     $ 3,373,806
                                                     ===========     ===========     ===========     ===========


     The Company monitors the relationship of fixed and variable rate loans and interest bearing liabilities in order to minimize interest rate risk.

     During 1997, the Company began originating both commercial and residential real estate loans outside of California. The Company intends to seek portfolio growth outside of California in order to achieve greater geographic diversity in its loan portfolio and thereby lessen the Company's exposure to regional economic conditions. The total amount of commercial and residential real estate loans outstanding on properties located outside of California at March 31, 1999 was $479.1 million and $228.3 million, respectively.

     During periods when economic conditions are unfavorable, the Company's financial services businesses may not be able to originate new loan products or maintain credit quality at previously attained levels. This may negatively affect the Company's net finance income and levels of non-performing assets and net charge-offs. Changes in market interest rates, or in the relationships between various interest rates, could cause the Company's interest margins to vary and may result in significant changes in the prepayment patterns of the Company's finance receivables, which could adversely affect the Company's results of operations and financial condition.

     The Company's financial services businesses maintain reserves for credit losses on its portfolio of finance receivables in amounts that the Company believes is sufficient to provide adequate protection against potential losses. The Company attempts to minimize the impact that adverse economic developments could have on the Company's financial services loan portfolio by concentrating primarily on lending on a senior and secured basis and by carefully monitoring the underlying collateral that secures these loans. Although the Company believes that its level of reserves is sufficient to cover potential credit losses, the Company's reserves could prove to be inadequate due to unanticipated adverse changes in economic conditions or discrete events that adversely affect specific borrowers, industries or markets. Any of these changes could impair the Company's ability to realize the expected value of the collateral securing certain of its finance receivables.

     The Company's financial services businesses compete in markets that are highly competitive and are characterized by factors that vary based upon product and geographic region. The markets in which the Company competes are typically characterized by a large number of competitors who compete based primarily upon price, terms and loan structure. The Company primarily competes with banks, mortgage, insurance, and finance companies, many of which are larger and have greater financial resources than the Company. The competitive forces of these markets could adversely affect the Company's net finance income, loan origination volume or net credit losses.

     The following table describes the asset classifications, loss experience and reserve reconciliation of the financial services operation as of or for the periods ended as shown below:


                                                                                           MARCH 31,
                                                                                ----------------------------
                                                                                    1999            1998
                                                                                -----------      -----------
                                                                                   (THOUSANDS OF DOLLARS,
                                                                                      EXCEPT PERCENTS)

Non-accrual loans ..........................................................    $    29,556      $    25,112
Accrual loans 90 days past due .............................................          1,133              945
Real estate owned ("REO") ..................................................          5,095           11,992
                                                                                -----------      -----------
Total non-performing assets ................................................    $    35,784      $    38,049
                                                                                ===========      ===========

Beginning allowance for possible loan losses ...............................    $    56,346      $    44,402
Provision for loan losses ..................................................          4,126            2,387
Reserves established with portfolio acquisitions ...........................          2,544                -
Charge-offs:
  Commercial and residential real estate loans .............................            350              262
       Commercial finance loans ............................................              -              656
       Syndicated loans ....................................................            350                -
       Insurance premium finance loans .....................................             19               87
                                                                                -----------      -----------
       Total charge-offs ...................................................            719            1,005
                                                                                -----------      -----------
Recoveries:
       Commercial and residential real estate loans ........................             19              150
       Commercial finance loans ............................................             13                8
       Syndicated loans ....................................................              -                -
       Insurance premium finance loans .....................................              9                7
                                                                                -----------      -----------
       Total recoveries ....................................................             41              165
                                                                                -----------      -----------
Net charge-offs ............................................................            678              840
                                                                                -----------      -----------
Ending allowance for possible loan losses ..................................    $    62,338      $    45,949
                                                                                ===========      ===========


Allocation of allowance for possible loan losses:
       Commercial and residential real estate loans ........................    $    43,928      $    34,377
       Commercial finance loans ............................................          9,487            7,690
       Syndiated loans .....................................................          8,466            3,494
       Insurance premium finance loans .....................................            457              388
                                                                                -----------      -----------
       Total allowance for possible loan losses ............................    $    62,338      $    45,949
                                                                                ===========      ===========

Total loans receivable .....................................................    $ 3,373,806      $ 2,063,806
Average total loans receivable .............................................    $ 3,388,945      $ 1,815,607
Net charge-offs to average total loans receivable (annualized) .............           0.08%            0.19%
Non-performing assets to total loans receivable ............................           1.06%            1.84%
Allowance for possible loan losses to total loans receivable ...............           1.85%            2.23%
Allowance for possible loan losses to non-performing assets ................         174.21%          120.76%
Allowance for possible loan losses to non-accrual
  loans and accrual loans 90 days past due .................................         203.13%          176.34%




     Non-performing assets decreased 6.0% to $35.8 million at March 31, 1999 from $38.0 million at March 31, 1998, despite a 63.5% increase in total loans receivable to $3.4 billion at March 31, 1999 from $2.1 billion at March 31, 1998.

     The higher provision for loan losses in the first quarter ended March 31, 1999, as compared to the same prior year period, is also consistent with the overall increase in total loans receivable. The Company continues to experience low loan loss experience as evidenced by the continued low ratio of net charge-offs to average total loans receivable. The Company's low loan loss experience is further evidenced by the decrease in the ratio of non-performing assets to total loans receivable in the preceding table. The Company's ratio of the allowance for possible loan losses to non-accrual loans and accrual loans 90 days past due increased to 203.13% from 176.34% for the quarters ended March 31, 1999 and 1998, respectively, thereby increasing the coverage of these non-performing assets by the allowance for possible loan losses.

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

     For additional information regarding market risk, see the discussion set forth under the subheadings "Property and Casualty Insurance Operations Interest Rate Risk," "Financial Services Operations Interest Rate Risk" and "Fremont General Corporation (Parent-only)-Interest Rate Risk" in the corresponding Management's Discussion and Analysis in the Company's 1998 Annual Report on Form 10-K. No material changes in market risk have occurred since year-end, except for Fremont General Corporation's issuance on March 17, 1999 of $425 million of Senior Notes offered in a private placement. (See "Liquidity and Capital Resources.") The proceeds were used to repay all outstanding indebtedness under the Company's revolving line of credit and for general corporate purposes. This transaction has the effect of increasing the interest rate exposure related to LIBOR and United States prime interest rates because the Senior Notes are fixed rate obligations, the proceeds of which were used to repay variable interest rate debt.


LIQUIDITY AND CAPITAL RESOURCES

     The property and casualty insurance operations must have cash and liquid assets available to meet their obligations to policyholders in accordance with contractual obligations, in addition to having the funds available to meet ordinary operating costs. These operations have several sources of funds to meet their obligations, including cash flow from operations, recoveries from reinsurance contracts and investment securities. By statute, the majority of the cash from these operations is required to be invested in investment grade securities to provide protection for policyholders. The Company invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's investment portfolio had an unrealized gain of $42.9 million and $59.8 million at March 31, 1999 and December 31, 1998, respectively.

     The Company's thrift and loan subsidiary, which is principally engaged in commercial and residential real estate lending, syndicated loans and insurance premium financing, finances its lending activities primarily through customer deposits, which have grown to $2.44 billion at March 31, 1999 from $2.13 billion at December 31, 1998. In addition, this subsidiary is eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"). This financing is available at varying rates and terms. As of March 31, 1999, approximately $463 million was available under the facility of which $337 million was outstanding.

     The Company's commercial finance operation funds its lending activities primarily through its asset securitization program, an unsecured revolving line of credit with a syndicated bank group and its capital. The asset securitization program was established to provide a stable and cost effective source of funds to facilitate the expansion of this business. As of March 31, 1999, an aggregate $235 million senior series and an aggregate $39 million subordinated series of asset-backed certificates were outstanding. The interest rate on the certificates, set monthly, ranged from LIBOR plus 0.23% to LIBOR plus 0.95% at March 31, 1999. The securities issued in this program have a scheduled maturity of two to four years, but could mature earlier depending on fluctuations in outstanding balances of loans in the portfolio and other factors. As of March 31, 1999, up to $265 million in additional publicly offered asset-backed certificates may be issued pursuant to a shelf registration statement to fund future growth in the commercial finance portfolio. In April 1997, $109 million in certificates ("Series D") were issued, comprised of $100 million in senior certificates and $9 million in subordinated certificates. The Series D certificates were issued to retire $100 million in maturing Series B certificates. In December 1995, a commercial paper facility was established as part of the asset securitization program. This facility, which expires in December 2000, provides for the issuance of up to $150 million in commercial paper, dependent upon the level of assets within the asset securitization program. As of March 31, 1999, $49 million was outstanding under this facility. The commercial finance operation's unsecured revolving line of credit is with a syndicated bank group that presently permits borrowings of up to $431 million, which includes a revolving credit facility of $350 million and a term loan of $81 million. The revolving credit facility converts to a term loan in August 2000, with ultimate maturity of the term loan in June 2002. The term loan matures July 2001. This facility is also used to finance certain syndicated loans. The balance outstanding at March 31, 1999 of the revolving credit facility and the term loan was $341 million, with a weighted average interest rate of 5.30%. This credit line is primarily used to finance assets which are not included in the Company's asset securitization program.

     As a holding company, Fremont General pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, management fees paid by its subsidiaries and dividends paid by its subsidiaries. Stockholders' dividends declared aggregated $5.5 million and $5.1 million for the quarters ended March 31, 1999 and 1998, respectively. Several of the Company's subsidiaries are subject to certain statutory and regulatory restrictions and various agreements, principally loan agreements, that restrict their ability to distribute dividends to the Company. The Company expects that during the next few years dividends from its subsidiaries will consist of dividends from its property and casualty insurance subsidiaries and dividends on preferred stock of its thrift and loan holding company and commercial finance subsidiaries. The maximum amount available for payment of dividends by the property and casualty insurance subsidiaries during 1999, without prior regulatory approval, is approximately $235.3 million.

     To facilitate general corporate operations, the Company maintains a revolving line of credit with a syndicated bank group that permits borrowings of up to $400 million. There were no advances outstanding as of March 31, 1999. This credit facility expires in July 2002. On March 17, 1999, Fremont General Corporation issued $425 million of Senior Notes consisting of $200 million of 7.70% Senior Notes due 2004 and $225 million of 7.875% Senior Notes due 2009. The notes were offered in a private placement to qualified institutional buyers and a limited number of institutional accredited investors. Net proceeds from the Notes were used to repay all indebtedness outstanding under the revolving line of credit and for general corporate purposes, including working capital. On May 10, 1999, the Company filed a form S-4 Registration Statement to register exchange notes related to an exchange offering for the Senior Notes. The exchange notes consist of $200 million Series B 7.70% Senior Notes due 2004 and $225 million Series B 7.875% Senior Notes due 2009. The form and terms of the exchange notes are substantially identical to the form and terms of the initial notes, except that the exchange notes are registered under the Securities Act. Unless extended by the Company, the exchange offer will expire on June 11, 1999. The Company did not receive any proceeds from this exchange offer.

     During 1998, an aggregate $21.0 million principal amount at maturity of Liquid Yield OptionTM Notes due October 12, 2013 (Zero Coupon-Subordinated) ("LYONs") were converted into 809,000 shares of the Company's Common Stock. The effect of these conversions was an increase in stockholders' equity and a decrease in long-term debt of $10 million. During the first quarter of 1999, an aggregate $3.0 principal amount at maturity of LYONs were converted into 117,000 shares of the Company's Common Stock. The effect of these conversions was an increase in stockholders' equity and a decrease in long-term debt of $1 million.

     Net cash used in operating activities of continuing operations was $91.2 million and $35.6 million for the quarters ended March 31, 1999 and 1998, respectively. The increase in net cash used in continuing operations was due primarily to increases in reinsurance recoverables on paid losses; increases in policy acquisition costs deferred, net of amortization; a higher reduction in claims and policy liabilities; and an increase in the change in other assets, net of other liabilities. Partially offsetting these conditions was an increase in the provision for deferred income taxes and a decrease in the net amortization on fixed maturity investments, both of which have the effect of decreasing the net cash used in operating activities. The increase in
reinsurance   recoverables   on  paid  losses  results
mainly from additional reinsurance purchased by the Company in 1998. The increase in policy acquisition costs deferred is consistent with the significant increase in workers' compensation insurance premiums in the first quarter of 1999. (See "Property and Casualty Insurance Services Premiums.") The significant increase in the change in other assets, net of other liabilities, is due mainly to the payment of certain accrued operating expenses including payments under various incentive compensation plans, as well as the recognition of approximately $20 million in residual interest receivable in connection with the March 23, 1999 securitization of certain residential real estate loans originated by the Company. (See "Financial Services.")

     Net cash used in investing activities increased to $563.5 million from $98.4 million in the quarters ended March 31, 1999 and 1998, respectively. The increase in net cash used in investing activities was due mainly to significant increases in loan originations, net of loan repayments and bulk sales of loans, and an increase in the purchase of investment securities, net of investment sales and maturities and short-term investment activity. The increase in loan originations is consistent with the overall increase in loans receivable to $3.37 billion at March 31, 1999 from $2.06 billion at March 31, 1998. Additionally, included in receipts from repayments of loans and bulk sales of loans is $415 million in residential real estate loans sold through the securitization on March 23, 1999. The increase in investment purchases was due mainly to the investing of the residual proceeds from Fremont General Corporation's issuance on March 17, 1999 of $425 million of Senior Notes.

     Net cash provided by financing activities was $636.7 million and $102.4 million for the quarters ended March 31, 1999 and 1998, respectively. The increase in net cash provided by financing activities was due primarily to an increase in short-term debt, net of repayments; an increase in long-term debt, net of repayments; and an increase in thrift deposits. The increase in short-term debt results mainly from an increase in borrowings under the thrift's financing facility with the FHLB. This financing, coupled with the increase in thrift deposits, was used to support the growth in the Company's financial services loan portfolio. The increase in long-term debt, net of repayments, results from Fremont General Corporation's issuance on March 17, 1999 of $425 million of Senior Notes, and the use of a majority of the proceeds in the repayment of all the indebtedness under Fremont General Corporation's revolving line of credit.

     The amortized cost of the Company's invested assets was $2.39 billion and $2.33 billion at March 31, 1999 and December 31, 1998, respectively. The invested assets are up slightly at March 31, 1999, as compared to December 31, 1998, due mainly to the residual proceeds (after the repayment of all indebtedness under the Company's revolving line of credit), from the issuance on March 17, 1999 of $425 million of Senior Notes. Partially offsetting this increase were decreases in invested assets resulting from the payment of certain accrued operating expenses, including payments under various incentive compensative plans.

     The Company's property and casualty premium to surplus ratio for the year ended December 31, 1998 was 1.0 to 1, which is within industry guidelines. The FDIC has established certain capital and liquidity standards for its member institutions, and the Company's thrift and loan subsidiary was in compliance with these standards as of March 31, 1999.

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

     The following discussion establishes the extent of work performed, or to be performed, and results obtained as of May 12, 1999 in addressing the impact of the Year 2000 Problem on the above-described areas.

OFFICE FACILITIES AND EQUIPMENT:

     The Company has evaluated all of its telephone systems to determine the extent of any Year 2000 Problems. The majority of the Company's telephone systems have been rendered Year 2000 compliant. The remaining non-compliant systems are expected to be compliant by June 30, 1999.

     Regarding the Company's leased facilities, we have inquired from facility owners the extent of any Year 2000 Problems (if any) as they relate to the elevator, air conditioning/heating, and other utility systems in these facilities. The Company has evaluated representations rendered by these facility owners for most of the Company's leased facilities. Based on the representations received through May 12, 1999, the Company anticipates no significant disruption from these various facility-related systems due to the Year 2000 Problem. Further, with respect to the Company's owned facilities, an evaluation of the extent of any Year 2000 Problems relating to these facilities' utility and elevator systems has been made and no significant disruptions (if any) to the Company's operations from these systems are anticipated.

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

KEY BUSINESS PARTNERS, VENDORS, OTHER SUPPLIERS:

     The Company has identified its key business partners, such as its critical banking, employee benefits, reinsurance, auditors, outside legal counsel, and other professional service relationships. The Company has been surveying all of these relationships as to their Year 2000 compliance, and will develop appropriate contingency plans in its effort to avoid significant disruption to the Company's operations. The Company anticipates this process to be completed by June 30, 1999. Many surveys have already been received and evaluated in the areas of employee benefits and reinsurance. Based on the evaluations received to date, most of these business partners have stated that they anticipate their Year 2000 compliance and testing to be completed by mid-1999.

     In addition to key business partners, the Company's suppliers and vendors are concentrated into the areas of office supplies, office furniture and equipment, and computer hardware and software. With the exception of computer software, the Company believes that there are many alternative suppliers for their office supply and furniture needs, as well as several alternative sources for computer hardware. Accordingly, the risk of a significant disruption to the Company's operations due to a supplier's inability to resolve its Year 2000 Problems is considered minimal since the Company could select an alternate supplier. (With regard to computer software, refer to the separate discussion on the Company's internal computer systems.) In an effort to identify which suppliers may have Year 2000 compliance difficulties, the Company has identified its more significant suppliers/vendors and has been surveying them as to their Year 2000 compliance status. The results of these surveys will be evaluated and appropriate contingency plans will be developed if considered necessary. The Company expects this process to be completed by June 30, 1999.

CUSTOMERS:

     In the financial services operation, the Company's revenues could be impacted should a customer/borrower be unable to pay interest and/or principal when due because of the customers' inability to resolve its Year 2000 Problems. Regarding commercial and residential real estate loans, the risk of a significant impact to operating results is considered minimal since the Company would utilize the collateral securing existing loans to mitigate any loan losses. Additionally for commercial real estate loans, the borrower's Year 2000 risk is further limited by the multiple tenant nature of most of the properties under collateral. The Company has focused its attention on those commercial properties that are single tenant. The Company has been surveying these customers to determine their Year 2000 compliance. For commercial finance loans, the Company has been surveying its entire customer base to ascertain whether or not any significant Year 2000 issues exist with existing borrowers. With regard to new loan customers, the Company has adopted additional review procedures for both real estate and commercial finance loans to determine the extent of an applicant's Year 2000 compliance. Based on the results obtained to date, the Company does not anticipate any significant impact to its financial services revenues due to the Year 2000 Problem. For the Company's thrift deposits, the Company's effort to mitigate the risk of significant depositor withdrawals has been pursued through an educational program, as recommended by the FDIC, aimed at informing current and prospective depositors as to the thrift's Year 2000 compliance efforts and results.

     In its property and casualty insurance services operation, the Company has determined the extent of procedures to employ in ascertaining the potential impact to its insurance premium revenues resulting from an insured's or agent's inability to resolve their Year 2000 Problems. The procedures primarily relate to surveying the Company's major insureds and agents as to the extent of any Year 2000 Problems which would significantly impact their operations. The Company anticipates completing these procedures by June 30, 1999 and will develop appropriate contingency plans should a significant Year 2000 Problem be identified from these surveys.

INTERNAL COMPUTER SYSTEMS:

     As of May 12, 1999, significant Year 2000 compliance issues remain only within the Company's property and casualty insurance services operation. The Company's computer-based systems ("Systems") supporting the financial services operation, administrative systems (personnel, payroll and accounting) and treasury systems (cash management and investment portfolio management) have all been rendered substantially Year 2000 compliant.

     Within the financial services segment, substantially all operations utilize application Systems that are vendor supported. For commercial and residential real estate lending, all current application Systems are substantially Year 2000 compliant. Additionally, these application Systems have been tested internally to validate their Year 2000 compliance, with no significant errors identified or left unresolved. Similarly, the application Systems for commercial finance lending, while substantially compliant in their present form, will be fully compliant after upgrading to the current version of the software, which is already available and installed at several of the vendor's clients. The Company has installed the software upgrade and will test these Systems to verify the vendors' representations. The Company expects to complete these procedures by September 30, 1999. For syndicated loans, the Company has migrated to new software which has been certified by the vendor as Year 2000 compliant. Testing of the vendor's representations will be completed by September 30, 1999.

     With regard to the property and casualty insurance services operation, the Company developed an action plan in 1996 to render its workers' compensation Systems Year 2000 compliant. Based on an evaluation of the progress made as of May 12, 1999, the Company believes that its Systems that support its California operations are Year 2000 compliant (including testing), and the Company estimates that the Systems that support its non-California operations will be Year 2000 compliant and tested by June 30, 1999. The property and casualty insurance operation will be moving onto new Systems that will, after full implementation, be the workers' compensation operation's new nationwide claims and policy handling platform. The costs to be incurred by the Company in completing these Year 2000 initiatives are not expected to have a material impact on the Company's results of operations (1998 costs of approximately $4.5 million).

     Regarding administrative and back-office operations, the Company believes that its personnel, payroll, accounting, and treasury Systems are Year 2000 compliant. The Company intends to test these Systems by September 30, 1999 to verify the vendors' representations.

     In addition to its various application Systems, the Company maintains several PC-based client/server network infrastructures. The majority of these installations were established within the past five years. Substantially all of these networks use the most current versions of network operating and data transmission software, all of which are believed to be Year 2000 compliant. The Company has tested the vendors' representations as to Year 2000 compliance of installed network software with no significant errors identified or left unresolved. Additionally, the Company has inventoried all of its PC hardware. Substantially all of the PC hardware is believed to be Year 2000 compliant and the Company anticipates that any non-compliant PC hardware will be rendered Year 2000 compliant by June 30, 1999.

     Management of the Company continues to monitor the progress of its Year 2000 compliance initiatives and will continue to allocate resources necessary to resolve significant Year 2000 Problems as they are identified. Based on the progress of the work performed through May 12, 1999, the Company anticipates that its office facilities and equipment; key business partners, vendors and other suppliers; major customers; and internal computer systems will be substantially Year 2000 compliant before December 31, 1999. For all mission critical Systems, the Company is developing appropriate contingency plans in the event an unanticipated Year 2000 Problem occurs. These plans are expected to be completed by September 30, 1999.

RISK FACTORS:

     Due to the dependence of the Company's insurance services and financial services businesses on computer technology to operate its businesses, and the dependence of the insurance and financial services industries on computer technology, the nature and impact of Year 2000 processing failures on the Company's businesses could be material. The Company believes its mission critical Systems will be substantially Year 2000 compliant by September 30, 1999. The Company cannot assure you that its Year 2000 compliance efforts will be completed in a timely manner or that the Company's Year 2000 compliance efforts will be successful even if these compliance efforts are completed in a timely manner. It is difficult to predict with certainty what will happen in connection with the Year 2000 Problem after December 31, 1999. Despite the Company's best efforts to mitigate and remediate its Year 2000 Problem, if key business partners, vendors and other suppliers, facility owners, or customers have over-estimated their own Year 2000 readiness, or been less than truthful or forthcoming in their Year 2000 readiness disclosure, the Company will be forced to implement certain of its contingency plans, and may be jeopardized with respect to its own Year 2000 compliance status. In this scenario, it is possible that the Company may experience unfavorable business factors and expenditures in excess of budget which could result in a negative effect on results of operations in one or all of the Company's businesses, depending upon the specific nature of the problem or problems.

     Worst-case scenarios (events the Company does not anticipate will occur) might involve the inability of several of the Company's workers' compensation insurance operation's major insureds, and/or agents, to resolve their respective Year 2000 Problem. If this were to occur, effects could include the loss of business that might be material to the Company. Furthermore, negative economic conditions precipitated by the Year 2000 Problem could adversely impact the financial services operation's ability to originate loans or maintain credit quality at previously attained levels and could negatively affect the Company's net finance income, levels of non-performing assets and net charge-offs. The Company's operations are highly dependent on the ability of its banking business partners to process its financial transactions. If the Company's key banking business partners, as well as the banking industry in general, fail to resolve their respective Year 2000 Problems, if any, serious consequences to the Company could result including the disruption to its normal pattern of cash flows, or increased risk for possible legal actions for breach of contract or other harm. These consequences could adversely affect the Company's results of operations and financial condition. While the Company does not anticipate any of these scenarios to occur, in making its own Year 2000 Readiness Disclosure statements, the Company has relied upon the honesty and forthrightness of its key business partners, vendors and other suppliers, facility owners and customers in making their respective Year 2000 readiness representations to the Company.

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


Item 1:        Legal Proceedings.
               None.

Item 2:        Changes in Securities and Use of Proceeds.
               None.

Item 3:        Defaults Upon Senior Securities.
               None.

Item 4:        Submission of Matters to a Vote of Security Holders.
               None.

Item 5:        Other Information.
               None.

Item 6:        Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) Exhibits.

  EXHIBIT NO.                          DESCRIPTION
  -----------   --------------------------------------------------------------

     2.1 Stock Purchase Agreement by and among Talegen Holdings, Inc., Fremont Indemnity Company and Fremont General Corporation dated as of May 16, 1997 including exhibits thereto. (Incorporated by reference to Exhibit 2.1 to the Registrant's Report on Form 8-K, as of August 1, 1997, Commission File Number 1-8007.)

     2.2 Tax Allocation and Indemnification Agreement, dated as of May 16, 1997 by and among Xerox Financial Services, Inc., Talegen Holdings, Inc., Industrial Indemnity Holdings, Inc., Fremont General Corporation, and Fremont Indemnity Corporation, a California corporation. (Incorporated by reference to Exhibit
                  2.2 to the Registrant's Report on Form 8-K, as of August 1, 1997, Commission File Number 1-8007.)

     3.1 Restated Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1998, Commission File Number 1-8007.)

     3.2 Certificate of Amendment of Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to
                  Exhibit 3.2 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

     3.3          Amended and Restated  By-Laws of Fremont General  Corporation.
                  (Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

     4.1          Form of Stock  Certificate for Common Stock of the Registrant.
                  (Incorporated by reference to Exhibit (1) to the Registrant's Form 8-A filed on March 17, 1993, Commission File Number 1-8007.)

     4.2 Indenture with respect to Liquid Yield Option Notes Due 2013 between the Registrant and Bankers Trust Company. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 filed on October 1, 1993.)

  EXHIBIT NO.                          DESCRIPTION
  -----------   --------------------------------------------------------------


     4.3 Indenture among the Registrant, the Trust and First Interstate Bank of California, a California banking corporation, as trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

     4.4 Amended and Restated Declaration of Trust among the Registrant, the Regular Trustees, The Chase Manhattan Bank
                  (USA), a Delaware banking corporation, as Delaware trustee, and The Chase Manhattan Bank, N.A., a national banking association, as Institutional Trustee. (Incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

     4.5 Preferred Securities Guarantee Agreement between the Registrant and The Chase Manhattan Bank, N.A., a national banking association, as Preferred Guarantee Trustee. (Incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

     4.6          Common  Securities  Guarantee  Agreement  by  the  Registrant.
                  (Incorporated by reference to Exhibit 4.7 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

     4.7          Form of  Preferred  Securities.  (Included  in  Exhibit  4.5).
                  (Incorporated by reference to Exhibit 4.8 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

     4.8 Form of 9% Junior Subordinated Debenture. (Included in Exhibit 4.3). (Incorporated by reference to Exhibit 4.9 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

     4.9 Indenture dated as of March 1, 1999 between the Registrant and The First National Bank of Chicago, as trustee. (Incorporated by reference to Exhibit 4.9 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

     4.10 Registration Rights Agreement among the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, Goldman, Sachs & Co., and Warburg Dillon Read LLC. (Incorporated by reference to Exhibit 4.10 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

     4.11 Form of Fremont General Corporation 7.70% Senior Notes due 2004. (Incorporated by reference to Exhibit 4.11 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

     4.12 Form of Fremont General Corporation 7.875% Senior Notes due 2009. (Incorporated by reference to Exhibit 4.12 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

     4.13         Form of  Registrant's  Series B 7.70%  Senior  Note due  2004.
                  (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-4 filed on April 26, 1999.)

     4.14         Form of  Registrant's  Series B 7.875%  Senior  Note due 2009.
                  (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-4 filed on April 26, 1999.)

  EXHIBIT NO.                          DESCRIPTION
  -----------   --------------------------------------------------------------


    10.1(a) Fremont General Corporation Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.1(b) Amendment Number One to the Fremont General Corporation Employee Stock Ownership Plan.

    10.1(c) Amendment Number Two to the Fremont General Corporation Employee Stock Ownership Plan. (Incorporated by reference to
                  Exhibit 10.1 (b) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1997, Commission File Number 1-8007.)

    10.1(d) Amendment Number Three to the Fremont General Corporation Employee Stock Ownership Plan. (Incorporated by reference to
                  Exhibit 10.1(c) to the Registrant's Quarterly Report on form 10-Q, for the period ended September 30, 1998, Commission File Number 1-8007.)

    10.1(e) Amendment Number Four to the Fremont General Corporation Employee Stock Ownership Plan. (Incorporated by reference to
                  Exhibit 10.1(d) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

    10.2 Restated Trust Agreement for Fremont General Corporation Employee Stock Ownership Plan. and amendment (Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.3(a) Fremont General Corporation and Affiliated Companies Investment Incentive Plan. (Incorporated by reference to
                  Exhibit 10.3 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.3(b) Amendments Number One, Two and Three to the Fremont General Corporation and Affiliated Companies Investment Incentive Plan. (Incorporated by reference to Exhibit 10.3 (b) to the Registrant's Quarterly Report on form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007)

    10.3(c) Amendment Number Four to the Fremont General Corporation and Affiliated Companies Investment Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K, for the Fiscal Year Ended December 31, 1997, Commission File Number 1-8007.)

    10.3(d) Amendment Number Five to the Fremont General Corporation and Affiliated Companies Investment Incentive Plan. (Incorporated by reference to Exhibit 10.3(d) to the Registrant's Quarterly Report on form 10-Q, for the period ended September 30, 1998, Commission File Number 1-8007.)

    10.4(a) Fremont General Corporation Investment Incentive Program Trust. (Incorporated by reference to Exhibit (10)(xi) to the Registrant's Annual Report on Form 10-K, for the Fiscal Year Ended December 31, 1993, Commission File Number 1-8007.)

    10.4(b) Amendment to the Fremont General Corporation Investment Incentive Program Trust. (Incorporated by reference to Exhibit
                  10.4 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.5(a) Fremont General Corporation Supplemental Retirement Plan, as restated January 1, 1997. (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007.)

  EXHIBIT NO.                          DESCRIPTION
  -----------   --------------------------------------------------------------


    10.5(b) Amendment Number One to the Fremont General Corporation Supplemental Retirement Plan. (Incorporated by reference to
                  Exhibit 10.5 to the Registrant's Quarterly Report onForm 10-Q, for the period ended March 31, 1998, Commission File Number 1-8007.)

    10.5(c) Amendment Number Two to the Fremont General Corporation Supplemental Retirement Plan of the Company. (Incorporated by reference to Exhibit 10.5 (b) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

    10.6 Trust Agreement for Fremont General Corporation Supplemental Retirement Plan and Fremont General Corporation Senior Supplemental Retirement Plan and amendment. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.7(a) Fremont General Corporation Senior Supplemental Retirement Plan, as restated January 1, 1997. (Incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007.)

    10.7(b) First Amendment to the Fremont General Corporation Senior Supplemental Retirement Plan. (Incorporated by reference to
                  Exhibit 10.7 (b) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)


    10.8(a) Fremont General Corporation Excess Benefit Plan Restated effective as of January 1, 1997 and First Amendment dated December 21, 1998. (Incorporated by reference to Exhibit 10.8
                  (a) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

    10.8(b)       Amendment   to   Excess   Benefit   Plan  of  Fremont  General
                  Corporation. (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.8(c) Trust Agreement for Fremont General Corporation Excess Benefit Plan. (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.9 Amended Non-Qualified Stock Option Plan of 1989 and related agreements of the Company. (Incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1996, Commission File Number 1-8007.)

    10.10 1997 Stock Plan and related agreements. (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007.)

    10.11(a) Long-Term Incentive Compensation Plan of the Company - Senior Executive Plan. (Incorporated by reference to Exhibit 10.10
                  (a) on Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996, Commission File Number 1-8007.)

  EXHIBIT NO.                          DESCRIPTION
  -----------   --------------------------------------------------------------


    10.11(b) Long-Term Incentive Compensation Plan of the Company (Incorporated by reference to Exhibit 10.10 (b) on Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996, Commission File Number 1-8007.)

    10.12 1995 Restricted Stock Award Plan As Amended and forms of agreement thereunder. (Incorporated by reference to Exhibit
                  4.1 to Registration Statement on Registrant's Form S-8/S-3 File 333-17525 which was filed on December 9, 1997.)

    10.13 Fremont General Corporation Employee Benefits Trust Agreement ("Grantor Trust") dated September 7, 1995 between the Company and Merrill Lynch Trust Company of California. (Incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.14(a) Employment Agreement between the Company and James A. McIntyre dated January 1, 1994. (Incorporated by reference to Exhibit
                  (10)(i) to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1994, Commission File Number 1-8007.)

    10.14(b) First Amendment to Employment Agreement between the Company and James A. McIntyre dated August 1, 1996. (Incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007.)

    10.14(c) Second Amendment to Employment Agreement between the Company and James A. McIntyre dated August 8, 1997. (Incorporated by reference to Exhibit 10.14 (c) to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007 Incorporated by reference to.)

    10.15(a) Employment Agreement between the Company and Louis J. Rampino dated February 8, 1996. (Incorporated by reference to Exhibit
                  10.14 (a) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.15(b) Employment Agreement between the Company and Wayne R. Bailey dated February 8, 1996. (Incorporated by reference to Exhibit
                  10.14 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.16 Management Continuity Agreement between the Company and Raymond G. Meyers dated February 8, 1996. (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.17         1999 Management Incentive Compensation Plan of the Company.

    10.18         Continuing    Compensation   Plan   for   Retired   Directors.
                  (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.19 Credit Agreement among Fremont General Corporation, Various Lending Institutions and the Chase Manhattan Bank, N.A., As Agent dated August 1, 1997. (Incorporated by reference to
                  Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007.)

  EXHIBIT NO.                          DESCRIPTION
  -----------   --------------------------------------------------------------


    10.20 Credit Agreement $15,000,000 by and among Merrill Lynch Trust Company of California as trustee for the Fremont General Corporation Employee Stock Ownership Trust. The Plan Committee (hereinafter described) on behalf of the Fremont General Corporation Employee Stock Ownership Plan, Fremont General Corporation, and First Interstate Bank of California August 10, 1995. (Incorporated by reference to Exhibit (10)(viii) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995.)

    10.21(a) Second Amended and Restated Credit Agreement among Fremont Financial Corporation, Various Lending Institutions, Wells Fargo Bank N.A. and Fleet Bank National Association as Co-Agents, and The Chase Manhattan Bank as Agent, dated as of June 23, 1997. (Incorporated by reference to Exhibit 10.22 (a) to the Registrant's Quarterly Report on Form 10-Q/A Amendment 1, for the period ended September 30, 1998, Commission File Number 1-8007.)

    10.21(b) First Amendment and Consent dated as of October 21, 1997, to the Second Amended and Restated Credit Agreement among Fremont Financial Corporation, Various Lending Institutions, Wells Fargo Bank N.A. and Fleet Bank National Association as
                  Co-Agents, and The Chase Manhattan Bank as Agent. (Incorporated by reference to Exhibit 10.22 (b) to the Registrant's Quarterly Report on Form 10-Q/A Amendment No. 1, for the period ended September 30, 1998, Commission File Number 1-8007).

    27            Financial Data Schedule


    (b) Report on Form 8-K.   None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  FREMONT GENERAL CORPORATION



Date:  May 14, 1999                               /s/    LOUIS J. RAMPINO
                                                  ------------------------------
                                                  Louis J. Rampino, President,
                                                  Chief Operating Officer and
                                                  Director






Date: May 14, 1999                                /s/    JOHN A. DONALDSON
                                                  ------------------------------
                                                  John A. Donaldson, Senior Vice
                                                  President, Controller and
                                                  Chief Accounting Officer

                                 EXHIBIT INDEX



  EXHIBIT NO.                          DESCRIPTION
  -----------   --------------------------------------------------------------

     2.1 Stock Purchase Agreement by and among Talegen Holdings, Inc., Fremont Indemnity Company and Fremont General Corporation dated as of May 16, 1997 including exhibits thereto. (Incorporated by reference to Exhibit 2.1 to the Registrant's Report on Form 8-K, as of August 1, 1997, Commission File Number 1-8007.)

     2.2 Tax Allocation and Indemnification Agreement, dated as of May 16, 1997 by and among Xerox Financial Services, Inc., Talegen Holdings, Inc., Industrial Indemnity Holdings, Inc., Fremont General Corporation, and Fremont Indemnity Corporation, a California corporation. (Incorporated by reference to Exhibit
                  2.2 to the Registrant's Report on Form 8-K, as of August 1, 1997, Commission File Number 1-8007.)

     3.1 Restated Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1998, Commission File Number 1-8007.)

     3.2 Certificate of Amendment of Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to
                  Exhibit 3.2 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

     3.3          Amended and Restated  By-Laws of Fremont General  Corporation.
                  (Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

     4.1          Form of Stock  Certificate for Common Stock of the Registrant.
                  (Incorporated by reference to Exhibit (1) to the Registrant's Form 8-A filed on March 17, 1993, Commission File Number 1-8007.)

     4.2 Indenture with respect to Liquid Yield Option Notes Due 2013 between the Registrant and Bankers Trust Company. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 filed on October 1, 1993.)

  EXHIBIT NO.                          DESCRIPTION
  -----------   --------------------------------------------------------------


     4.3 Indenture among the Registrant, the Trust and First Interstate Bank of California, a California banking corporation, as trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

     4.4 Amended and Restated Declaration of Trust among the Registrant, the Regular Trustees, The Chase Manhattan Bank
                  (USA), a Delaware banking corporation, as Delaware trustee, and The Chase Manhattan Bank, N.A., a national banking association, as Institutional Trustee. (Incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

     4.5 Preferred Securities Guarantee Agreement between the Registrant and The Chase Manhattan Bank, N.A., a national banking association, as Preferred Guarantee Trustee. (Incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

     4.6          Common  Securities  Guarantee  Agreement  by  the  Registrant.
                  (Incorporated by reference to Exhibit 4.7 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

     4.7          Form of  Preferred  Securities.  (Included  in  Exhibit  4.5).
                  (Incorporated by reference to Exhibit 4.8 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

     4.8 Form of 9% Junior Subordinated Debenture. (Included in Exhibit 4.3). (Incorporated by reference to Exhibit 4.9 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

     4.9 Indenture dated as of March 1, 1999 between the Registrant and The First National Bank of Chicago, as trustee. (Incorporated by reference to Exhibit 4.9 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

     4.10 Registration Rights Agreement among the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, Goldman, Sachs & Co., and Warburg Dillon Read LLC. (Incorporated by reference to Exhibit 4.10 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

     4.11 Form of Fremont General Corporation 7.70% Senior Notes due 2004. (Incorporated by reference to Exhibit 4.11 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

     4.12 Form of Fremont General Corporation 7.875% Senior Notes due 2009. (Incorporated by reference to Exhibit 4.12 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

     4.13         Form of  Registrant's  Series B 7.70%  Senior  Note due  2004.
                  (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-4 filed on April 26, 1999.)

     4.14         Form of  Registrant's  Series B 7.875%  Senior  Note due 2009.
                  (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-4 filed on April 26, 1999.)

  EXHIBIT NO.                          DESCRIPTION
  -----------   --------------------------------------------------------------


    10.1(a) Fremont General Corporation Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.1(b) Amendment Number One to the Fremont General Corporation Employee Stock Ownership Plan.

    10.1(c) Amendment Number Two to the Fremont General Corporation Employee Stock Ownership Plan. (Incorporated by reference to
                  Exhibit 10.1 (b) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1997, Commission File Number 1-8007.)

    10.1(d) Amendment Number Three to the Fremont General Corporation Employee Stock Ownership Plan. (Incorporated by reference to
                  Exhibit 10.1(c) to the Registrant's Quarterly Report on form 10-Q, for the period ended September 30, 1998, Commission File Number 1-8007.)

    10.1(e) Amendment Number Four to the Fremont General Corporation Employee Stock Ownership Plan. (Incorporated by reference to
                  Exhibit 10.1(d) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

    10.2 Restated Trust Agreement for Fremont General Corporation Employee Stock Ownership Plan. and amendment (Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.3(a) Fremont General Corporation and Affiliated Companies Investment Incentive Plan. (Incorporated by reference to
                  Exhibit 10.3 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.3(b) Amendments Number One, Two and Three to the Fremont General Corporation and Affiliated Companies Investment Incentive Plan. (Incorporated by reference to Exhibit 10.3 (b) to the Registrant's Quarterly Report on form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007)

    10.3(c) Amendment Number Four to the Fremont General Corporation and Affiliated Companies Investment Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K, for the Fiscal Year Ended December 31, 1997, Commission File Number 1-8007.)

    10.3(d) Amendment Number Five to the Fremont General Corporation and Affiliated Companies Investment Incentive Plan. (Incorporated by reference to Exhibit 10.3(d) to the Registrant's Quarterly Report on form 10-Q, for the period ended September 30, 1998, Commission File Number 1-8007.)

    10.4(a) Fremont General Corporation Investment Incentive Program Trust. (Incorporated by reference to Exhibit (10)(xi) to the Registrant's Annual Report on Form 10-K, for the Fiscal Year Ended December 31, 1993, Commission File Number 1-8007.)

    10.4(b) Amendment to the Fremont General Corporation Investment Incentive Program Trust. (Incorporated by reference to Exhibit
                  10.4 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.5(a) Fremont General Corporation Supplemental Retirement Plan, as restated January 1, 1997. (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007.)

  EXHIBIT NO.                          DESCRIPTION
  -----------   --------------------------------------------------------------


    10.5(b) Amendment Number One to the Fremont General Corporation Supplemental Retirement Plan. (Incorporated by reference to
                  Exhibit 10.5 to the Registrant's Quarterly Report onForm 10-Q, for the period ended March 31, 1998, Commission File Number 1-8007.)

    10.5(c) Amendment Number Two to the Fremont General Corporation Supplemental Retirement Plan of the Company. (Incorporated by reference to Exhibit 10.5 (b) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

    10.6 Trust Agreement for Fremont General Corporation Supplemental Retirement Plan and Fremont General Corporation Senior Supplemental Retirement Plan and amendment. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.7(a) Fremont General Corporation Senior Supplemental Retirement Plan, as restated January 1, 1997. (Incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007.)

    10.7(b) First Amendment to the Fremont General Corporation Senior Supplemental Retirement Plan. (Incorporated by reference to
                  Exhibit 10.7 (b) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)


    10.8(a) Fremont General Corporation Excess Benefit Plan Restated effective as of January 1, 1997 and First Amendment dated December 21, 1998. (Incorporated by reference to Exhibit 10.8
                  (a) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

    10.8(b)       Amendment   to   Excess   Benefit   Plan  of  Fremont  General
                  Corporation. (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.8(c) Trust Agreement for Fremont General Corporation Excess Benefit Plan. (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.9 Amended Non-Qualified Stock Option Plan of 1989 and related agreements of the Company. (Incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1996, Commission File Number 1-8007.)

    10.10 1997 Stock Plan and related agreements. (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007.)

    10.11(a) Long-Term Incentive Compensation Plan of the Company - Senior Executive Plan. (Incorporated by reference to Exhibit 10.10
                  (a) on Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996, Commission File Number 1-8007.)

  EXHIBIT NO.                          DESCRIPTION
  -----------   --------------------------------------------------------------


    10.11(b) Long-Term Incentive Compensation Plan of the Company (Incorporated by reference to Exhibit 10.10 (b) on Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996, Commission File Number 1-8007.)

    10.12 1995 Restricted Stock Award Plan As Amended and forms of agreement thereunder. (Incorporated by reference to Exhibit
                  4.1 to Registration Statement on Registrant's Form S-8/S-3 File 333-17525 which was filed on December 9, 1997.)

    10.13 Fremont General Corporation Employee Benefits Trust Agreement ("Grantor Trust") dated September 7, 1995 between the Company and Merrill Lynch Trust Company of California. (Incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.14(a) Employment Agreement between the Company and James A. McIntyre dated January 1, 1994. (Incorporated by reference to Exhibit
                  (10)(i) to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1994, Commission File Number 1-8007.)

    10.14(b) First Amendment to Employment Agreement between the Company and James A. McIntyre dated August 1, 1996. (Incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007.)

    10.14(c) Second Amendment to Employment Agreement between the Company and James A. McIntyre dated August 8, 1997. (Incorporated by reference to Exhibit 10.14 (c) to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007 Incorporated by reference to.)

    10.15(a) Employment Agreement between the Company and Louis J. Rampino dated February 8, 1996. (Incorporated by reference to Exhibit
                  10.14 (a) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.15(b) Employment Agreement between the Company and Wayne R. Bailey dated February 8, 1996. (Incorporated by reference to Exhibit
                  10.14 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.16 Management Continuity Agreement between the Company and Raymond G. Meyers dated February 8, 1996. (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.17         1999 Management Incentive Compensation Plan of the Company.

    10.18         Continuing    Compensation   Plan   for   Retired   Directors.
                  (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    10.19 Credit Agreement among Fremont General Corporation, Various Lending Institutions and the Chase Manhattan Bank, N.A., As Agent dated August 1, 1997. (Incorporated by reference to
                  Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007.)

  EXHIBIT NO.                          DESCRIPTION
  -----------   --------------------------------------------------------------

    10.20 Credit Agreement $15,000,000 by and among Merrill Lynch Trust Company of California as trustee for the Fremont General Corporation Employee Stock Ownership Trust. The Plan Committee (hereinafter described) on behalf of the Fremont General Corporation Employee Stock Ownership Plan, Fremont General Corporation, and First Interstate Bank of California August 10, 1995. (Incorporated by reference to Exhibit (10)(viii) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995.)

    10.21(a) Second Amended and Restated Credit Agreement among Fremont Financial Corporation, Various Lending Institutions, Wells Fargo Bank N.A. and Fleet Bank National Association as Co-Agents, and The Chase Manhattan Bank as Agent, dated as of June 23, 1997. (Incorporated by reference to Exhibit 10.22 (a) to the Registrant's Quarterly Report on Form 10-Q/A Amendment 1, for the period ended September 30, 1998, Commission File Number 1-8007.)

    10.21(b) First Amendment and Consent dated as of October 21, 1997, to the Second Amended and Restated Credit Agreement among Fremont Financial Corporation, Various Lending Institutions, Wells Fargo Bank N.A. and Fleet Bank National Association as
                  Co-Agents, and The Chase Manhattan Bank as Agent. (Incorporated by reference to Exhibit 10.22 (b) to the Registrant's Quarterly Report on Form 10-Q/A Amendment No. 1, for the period ended September 30, 1998, Commission File Number 1-8007).

    27            Financial Data Schedule