Form 10-Q
period 1999-06-30
FREMONT GENERAL CORP
filed 1999-08-16
CIK 38984

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1999

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock:



                                                         SHARES OUTSTANDING
            CLASS                                          JULY 31, 1999
------------------------------                           ------------------
Common Stock, $1.00 par value                               70,076,930


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

             Consolidated Balance Sheets
               June 30, 1999 and December 31, 1998.............................3

             Consolidated Statements of Income
             Three and Six Months Ended June 30, 1999 and 1998.................4

             Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1999 and 1998.........................5

             Notes to Consolidated Financial Statements on Form 10-Q...........6

Item    2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................9

Item    3.   Quantitative and Qualitative Disclosure About Market Risk........24


                                 PART II - Other Information


Items 1-3.   Not applicable

Item    4.   Submission of Matters to a Vote of Security Holders..............25

Item    5.   Not applicable

Item    6.   Exhibits and Reports on Form 8-K.................................26

Signatures   .................................................................32



                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    1999           1998
                                                                                -----------     -----------
                                                                                (UNAUDITED)
                                                                                   (THOUSANDS OF DOLLARS)

ASSETS
Securities available for sale at fair value:
   Fixed maturity investments (cost: 1999-$1,555,296; 1998-$1,597,585) ......   $ 1,535,886     $ 1,646,772
   Non-redeemable preferred stock (cost: 1999-$451,363; 1998-$489,714) ......       446,301         500,376
                                                                                -----------     -----------
      Total securities available for sale ...................................     1,982,187       2,147,148
Loans receivable ............................................................     3,517,425       2,958,176
Loans held for sale .........................................................       183,443               -
Short-term investments ......................................................       202,791         222,719
Other investments ...........................................................        15,515          16,890
                                                                                -----------     -----------
      TOTAL INVESTMENTS AND LOANS ...........................................     5,901,361       5,344,933

Cash ........................................................................        92,230          79,875
Accrued investment income ...................................................        50,648          44,038
Premiums receivable and agents' balances ....................................       210,603         184,355
Reinsurance recoverable on paid losses ......................................        16,610          15,801
Reinsurance recoverable on unpaid losses ....................................       981,218         829,002
Deferred policy acquisition costs ...........................................        55,624          44,996
Costs in excess of net assets acquired ......................................       161,214         164,467
Deferred income taxes .......................................................       129,820         145,410
Other assets ................................................................       351,599         273,157
Assets held for discontinued operations .....................................       237,240         243,578
                                                                                -----------     -----------
      TOTAL ASSETS ..........................................................   $ 8,188,167     $ 7,369,612
                                                                                ===========     ===========

LIABILITIES
Claims and policy liabilities:
   Losses and loss adjustment expenses ......................................   $ 2,243,852     $ 2,298,118
   Life insurance benefits and liabilities ..................................       126,514         136,973
   Unearned premiums ........................................................       152,728         119,774
   Dividends to policyholders ...............................................        13,229          16,162
                                                                                -----------     -----------
      TOTAL CLAIMS AND POLICY LIABILITIES ...................................     2,536,323       2,571,027

Reinsurance premiums payable and funds withheld .............................        54,185          46,124
Other liabilities ...........................................................       266,368         277,938
Thrift deposits .............................................................     2,866,798       2,134,839
Short-term debt .............................................................       203,307         165,702
Long-term debt ..............................................................       998,034         913,006
Liabilities of discontinued operations ......................................       203,726         210,064
                                                                                -----------     -----------
      TOTAL LIABILITIES .....................................................     7,128,741       6,318,700

Commitments and contingencies

Company-obligated mandatorily redeemable preferred securities of
   subsidiary Trust holding solely Company junior subordinated debentures ...       100,000         100,000

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share - Authorized: 150,000,000 shares;
   issued and outstanding: (1999-70,077,000 and 1998-69,939,000) ............        70,077          69,939
Additional paid-in capital ..................................................       305,860         308,369
Retained earnings ...........................................................       678,815         620,612
Deferred compensation .......................................................       (79,419)        (86,910)
Accumulated other comprehensive income (loss) ...............................       (15,907)         38,902
                                                                                -----------     -----------
      TOTAL STOCKHOLDERS' EQUITY ............................................       959,426         950,912
                                                                                -----------     -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................   $ 8,188,167     $ 7,369,612
                                                                                ===========     ===========

See notes to consolidated financial statements on Form 10-Q.


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             JUNE 30,                   JUNE 30,
                                                        1999         1998          1999          1998
                                                     ---------     ---------     ---------     ---------
                                                       (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

REVENUES
Property and casualty premiums earned ............   $ 197,632     $ 119,368     $ 367,975     $ 273,530
Loan interest ....................................      89,053        56,527       168,498       108,903
Net investment income ............................      43,283        47,953        88,603        94,931
Realized investment losses .......................         273          (466)          298          (924)
Other revenue ....................................       5,870        12,878         9,516        21,773
                                                     ---------     ---------     ---------     ---------
        TOTAL REVENUES ...........................     336,111       236,260       634,890       498,213

EXPENSES
Losses and loss adjustment expenses ..............     118,010        70,233       215,551       173,489
Policy acquisition costs .........................      45,556        32,638        88,678        58,353
Provision for loan losses ........................       5,748         2,595         9,874         4,982
Other operating costs and expenses ...............      48,163        42,974        94,006        89,468
Dividends to policyholders .......................       6,849         1,464        13,111         2,945
Interest expense .................................      59,864        38,172       110,538        73,659
                                                     ---------     ---------     ---------     ---------
        TOTAL EXPENSES ...........................     284,190       188,076       531,758       402,896
                                                     ---------     ---------     ---------     ---------

Income before taxes ..............................      51,921        48,184       103,132        95,317
Income tax expense ...............................      16,946        15,601        33,846        31,082
                                                     ---------     ---------     ---------     ---------

          NET INCOME .............................   $  34,975     $  32,583     $  69,286     $  64,235
                                                     =========     =========     =========     =========



PER SHARE DATA
 Net income:
      Basic ......................................   $    0.52     $    0.51     $    1.03     $   1.01
      Diluted ....................................        0.50          0.47          0.99         0.93

 Cash dividends ..................................        0.08         0.075          0.16         0.15

Weighted average shares:
      Basic ......................................      67,188        64,026        67,035       63,818
      Diluted ....................................      70,008        70,165        69,906       70,055




See notes to consolidated financial statements on Form 10-Q.


                            FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                    1999              1998
                                                                                ------------      ------------
                                                                                    (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Net income ..................................................................   $     69,286      $     64,235
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Change in premiums receivable and agents' balances
        and reinsurance recoverable on paid losses ..........................        (26,751)          (13,113)
    Change in accrued investment income .....................................         (6,610)            2,543
    Change in claims and policy liabilities .................................       (169,310)         (184,633)
    Amortization of policy acquisition costs ................................         88,678            58,353
    Policy acquisition costs deferred .......................................        (99,306)          (59,798)
    Provision for deferred income taxes .....................................         45,102            11,557
    Provision for loan losses ...............................................          9,874             4,982
    Provision for depreciation and amortization .............................         20,783            18,215
    Net amortization on fixed maturity investments ..........................         (7,498)          (24,215)
    Realized investment (gains) losses ......................................           (298)              924
    Change in other assets and liabilities ..................................        (77,191)           31,433
                                                                                ------------      --------------
       Net Cash Used in Operating Activities ................................       (153,241)          (89,517)

INVESTING ACTIVITIES
Securities available for sale:
    Purchases of securities .................................................       (391,335)         (421,514)
    Sales of securities .....................................................        324,296           338,984
    Securities matured or called ............................................        155,475           269,638
Increase in short-term and other investments ................................         21,303           (61,778)
Loan originations and bulk purchases funded .................................     (2,215,434)       (1,035,847)
Receipts from repayments of loans and bulk sales of loans ...................      1,462,868           771,211
Purchase of property and equipment ..........................................        (14,179)          (15,196)
                                                                                ------------      ------------
       Net Cash Used in Investing Activities ................................       (657,006)         (154,502)

FINANCING ACTIVITIES
Proceeds from short-term debt ...............................................         38,322            16,007
Repayments of short-term debt ...............................................        (13,217)             (800)
Proceeds from long-term debt ................................................        435,237           130,000
Repayments of long-term debt ................................................       (336,285)           (6,228)
Net increase in thrift deposits .............................................        731,959           185,988
Annuity contract receipts ...................................................            195               267
Annuity contract withdrawals ................................................        (17,805)          (24,223)
Dividends paid ..............................................................        (11,072)          (10,188)
Stock options exercised                                                                    -             1,214
Net increase in deferred compensation plans .................................         (4,732)           (8,638)
                                                                                ------------      ------------
       Net Cash Provided by Financing Activities                                     822,602           283,399
                                                                                ------------      ------------

Increase in Cash ............................................................         12,355            39,380

Cash at beginning of year ...................................................         79,875            64,987
                                                                                ------------     -------------
Cash at June 30, ............................................................   $     92,230     $     104,367
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


NOTE B - COMPREHENSIVE INCOME

     The components of total comprehensive income are summarized in the following table:


                                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                            JUNE 30,                   JUNE 30,
                                                                      ---------------------     ---------------------
                                                                        1999         1998         1999          1998
                                                                      --------     --------     --------     --------
                                                                                      (THOUSANDS OF DOLLARS)

Net income .......................................................    $ 34,975     $ 32,583     $ 69,286     $ 64,235
Other comprehensive income:
    Net unrealized gains (losses) on investments, net of tax:
       Net change in unrealized gains (losses)
         during the period .......................................     (40,791)       2,624      (47,707)       6,404
       Less: reclassification adjustment .........................      (2,980)      (2,332)      (7,102)      (4,165)
                                                                      --------     --------     --------     --------
         Other comprehensive income ..............................     (43,771)         292      (54,809)       2,239
                                                                      --------     --------     --------     --------
Total comprehensive income .......................................    $ (8,796)    $ 32,875     $ 14,477     $ 66,474
                                                                      ========     ========     ========     ========


     The net change in unrealized gains (losses) during the period is net of deferred income tax expense (benefit) of $(21,965,000) and $1,412,000 for the three months ended June 30, 1999 and 1998, respectively and $(25,688,000) and
$3,449,000 for the six months ended June 30, 1999 and 1998, respectively. The reclassification adjustments are net of deferred income tax expense (benefit) of $1,604,000 and $1,255,000 for the three months ended June 30, 1999 and 1998, respectively and $3,824,000 and $2,243,000 for the six months ended June 30,
1999 and 1998,  respectively.  The  reclassification  adjustments  avoid  double counting net unrealized gains (losses) included in accumulated other comprehensive income in different periods.


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

     The following data at and for the three and six months ended June 30, 1999 and 1998 provide certain information necessary for reportable segment disclosure, as well as a reconciliation to total consolidated financial information:

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                          -----------------------     -----------------------
                                                             1999         1998          1999         1998
                                                          ---------     ---------     ---------    ----------
                                                                         (THOUSANDS OF DOLLARS)
REVENUES
Property and casualty insurance services ..............   $ 238,824     $ 163,326     $ 452,651     $ 360,769
Financial services ....................................      96,709        72,084       181,350       136,435
Unallocated corporate .................................         578           850           889         1,009
                                                          ---------     ---------     ---------     ---------
Total .................................................     336,111       236,260       634,890       498,213

Intersegment:
Property and casualty insurance services ..............         272           309           544           615
Unallocated corporate .................................       9,809         8,921        18,986        17,639
                                                          ---------     ---------     ---------     ---------
                                                             10,081         9,230        19,530        18,254
                                                          ---------     ---------     ---------     ---------
Total revenue .........................................     346,192       245,490       654,420       516,467

Reconciling items:  intersegment revenues .............     (10,081)       (9,230)      (19,530)      (18,254)
                                                          ---------     ---------     ---------     ---------
Total consolidated ....................................   $ 336,111     $ 236,260     $ 634,890     $ 498,213
                                                          =========     =========     =========     =========


INCOME (LOSS) BEFORE INCOME TAXES
Property and casualty insurance services ..............   $  42,227     $  41,015     $  84,480     $  82,024
Financial services ....................................      17,222        14,191        33,668        27,294
Unallocated corporate .................................      (6,459)       (5,953)      (12,877)      (11,862)
                                                          ---------     ---------     ---------     ---------
Total .................................................      52,990        49,253       105,271        97,456

Reconciling items - intercompany dividends ............      (1,069)       (1,069)       (2,139)       (2,139)
                                                          ---------     ---------     ---------     ---------
Total consolidated ....................................   $  51,921     $  48,184     $ 103,132     $  95,317
                                                          =========     =========     =========     =========

     The assets of the financial services segment increased by $853 million at June 30, 1999 versus the amount reported at December 31, 1998 due to the growth in the loan portfolio of the commercial and residential real estate lending operations.

 NOTE D - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 1999 and 1998, respectively:

                                                                     THREE MONTHS ENDED      SIX MONTHS ENDED

                                                                          JUNE 30,               JUNE 30,
                                                                   ---------------------  ----------------------
                                                                      1999        1998       1999        1998
                                                                   ---------   ---------  ----------  ----------
                                                                   (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


Net income (numerator for basic earnings per share) ............   $ 34,975     $ 32,583     $ 69,286    $ 64,235
Effect of dilutive securities:
  Liquid Yield Option Notes ("LYONs") ..........................         35           83           77         192
                                                                   --------     --------     --------    --------
Income available to common stockholders after assumed
  conversions (numerator for diluted earnings per share) .......   $ 35,010     $ 32,666     $ 69,363    $ 64,427
                                                                   ========     ========     ========    ========



Weighted-average shares
  (denominator for basic earnings per share) ...................     67,188       64,026       67,035      63,818

Effect of dilutive securities:
  Restricted stock .............................................      2,083        4,170        2,083       4,170
  Stock options ................................................        349        1,056          369         990
  LYONs ........................................................        388          913          419       1,077
                                                                   --------     --------     --------    --------
Dilutive potential common shares ...............................      2,820        6,139        2,871       6,237
                                                                   --------     --------     --------    --------
Adjusted weighted-average shares and assumed
  conversions (denominator for diluted earnings per share) .....     70,008       70,165       69,906      70,055
                                                                   ========     ========     ========    ========


Basic earnings per share .......................................   $   0.52     $   0.51     $   1.03    $   1.01
                                                                   ========     ========     ========    ========


Diluted earnings per share .....................................   $   0.50     $   0.47     $   0.99    $   0.93
                                                                   ========     ========     ========    ========


NOTE E - SENIOR NOTES

     On March 17, 1999, the Company issued $425 million of Senior Notes ("the Senior Notes") in a private placement. The Senior Notes were subsequently exchanged for notes registered with the Securities and Exchange Commission under a Form S-4 Registration Statement effective on May 11, 1999. These notes consist of $200 million Series B 7.70% Senior Notes due 2004 and $225 million Series B 7.875% Senior Notes due 2009.

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

RESULTS OF OPERATIONS

     Fremont General Corporation is a nationwide insurance and financial services holding company operating select businesses in niche markets. The property and casualty insurance services business of Fremont General Corporation and its subsidiaries ("the Company") includes one of the largest underwriters of workers' compensation insurance in the nation. The Company's financial services business includes commercial and residential real estate lending, commercial finance, syndicated loans and insurance premium financing. The Company's reported assets as of June 30, 1999 were $8.2 billion. Income before taxes for the six months ended June 30, 1999 was $103.1 million. The Company's business strategy includes achieving income balance and geographic diversity among its business units in order to limit its exposure to industry, market and regional concentrations. In addition, the Company seeks to expand its businesses through new business development and acquisitions. The Company's stock is traded on the New York Stock Exchange under the symbol "FMT."

     The following table presents information for the three and six months ended June 30, 1999 and 1998 with respect to the Company's primary business segments.

                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                          JUNE 30,                   JUNE 30,
                                                                  -----------------------     -----------------------
                                                                     1999         1998          1999          1998
                                                                  ----------    ---------     ---------     ---------
                                                                             (THOUSANDS OF DOLLARS)

Revenues:
  Property and casualty insurance services ....................   $ 238,824     $ 163,326     $ 452,651     $ 360,769
  Financial services ..........................................      96,709        72,084       181,350       136,435
  Unallocated corporate revenue ...............................         578           850           889         1,009
                                                                  ---------     ---------     ---------     ---------
    Total .....................................................   $ 336,111     $ 236,260     $ 634,890     $ 498,213
                                                                  =========     =========     =========     =========

Income (Loss) Before Taxes:
  Property and casualty insurance services ....................   $  42,227     $  41,015     $  84,480     $  82,024
  Financial services ..........................................      17,222        14,191        33,668        27,294
  Unallocated corporate loss ..................................      (7,528)       (7,022)      (15,016)      (14,001)
                                                                  ---------     ---------     ---------     ---------
    Total .....................................................   $  51,921     $  48,184     $ 103,132     $  95,317
                                                                  =========     =========     =========     =========

     The Company generated revenues of approximately $336 million and $635 million in the three and six months ended June 30, 1999, as compared to $236 million and $498 million for the three and six months ended June 30, 1998. The increases in revenues are due mainly to higher loan interest in the financial services segment and higher workers' compensation insurance premiums in the property and casualty insurance services segment. The increase in loan interest revenue is consistent with the significant growth in the average loan portfolio of the financial services operation in the three and six months ended June 30, 1999, as compared with the same prior year periods. (See "Financial Services.") Higher workers' compensation insurance premiums were achieved primarily from the September 1, 1998 acquisition of UNICARE Specialty Services, Inc. ("Unicare") from Wellpoint Health Networks, Inc., as well as to increases in new business development. (See "Property and Casualty Insurance Services - Premiums.") Realized investment gains (losses) in the three and six month periods ended June 30, 1999 were $273,000 and $298,000 , respectively, as compared to $(466,000)
and $(924,000) for the same respective periods in 1998.

     The Company posted net income of $35.0 million or $0.50 diluted earnings per share and $69.3 million or $0.99 diluted earnings per share for the three and six months ended June 30, 1999, respectively, as compared to

$32.6 million or $0.47 diluted earnings per share and $64.2 million or $0.93 diluted earnings per share for the same respective periods in 1998. Income before taxes for the three and six month periods ended June 30, 1999 was $51.9 million and $103.1 million, respectively, as compared to $48.2 million and $95.3 million for the same respective periods of 1998, representing increases of 7.8% and 8.2%.

     The property and casualty insurance services operations, consisting primarily of workers' compensation insurance, posted income before taxes of $42.2 million and $84.5 million for the three and six month periods ended June 30, 1999, respectively, as compared to $41.0 million and $82.0 million for the same respective periods in 1998. The increase in income before taxes of 3.0% for both the three and six months ended June 30, 1999 is due primarily to increased premium revenues resulting from new business development, as well as to the acquisition of Unicare. (See "Property and Casualty Insurance Services Premiums.") Additionally, for the six months ended June 30, 1999, income before taxes increased in part from lower losses incurred resulting from the Company's recognition of a continued trend in lower frequency of claims. The combined ratio for the three and six months ended June 30, 1999 was 95.7% and 96.0%, respectively, as compared to 96.3% and 96.6% for the same respective periods in 1998.

     The financial services operations posted income before taxes for the three and six months ended June 30, 1999 of $17.2 million and $33.7 million, respectively, as compared to $14.2 million and $27.3 million for the same respective periods in 1998. The increases in income before taxes are due mainly to the growth in the total average loan portfolio, offset partially by lower gains on residential real estate loan sales. The average loan portfolio of the financial services operations grew to $3.88 billion and $3.64 billion for the three and six month periods ended June 30, 1999, respectively, from $2.23 billion and $2.14 billion for the same respective periods in 1998.

     Unallocated corporate revenues during the three and six month periods ended June 30, 1999 consisted primarily of investment income, while unallocated corporate expenses consisted primarily of interest expense and general and administrative expenses. The unallocated corporate loss before taxes for the three and six months ended June 30, 1999 was $7.5 million and $15.0 million, respectively, as compared to $7.0 million and $14.0 million for the same respective periods in 1998. The increases in unallocated corporate loss before taxes are due mainly to the effects of an increase in long-term debt and interest rates pursuant to the issuance on March 17, 1999 of $425 million of Senior Notes ("the Senior Notes") in a private placement. The Senior Notes were subsequently exchanged for notes registered under the Securities Act in a Form S-4 Registration Statement effective on May 11, 1999. (See "Liquidity and Capital Resources.") Net proceeds from the Senior Notes were used to repay all indebtedness outstanding under the Company's revolving line of credit and for general corporate purposes, including working capital. The Senior Notes carry interest rates which are higher than the revolving line of credit, and this also contributed to the increase in interest expense in the three and six month periods ended June 30, 1999, as compared to the same prior year periods.

     Income tax expense of $16.9 million and $33.8 million for the three and six months ended June 30, 1999, respectively, represents an effective tax rate of 33% on income before taxes of $51.9 million and $103.1 million for the same respective periods. The effective tax rate is lower than the enacted federal income tax rate of 35%, due primarily to tax exempt investment income which reduces the Company's taxable income.

PROPERTY AND CASUALTY INSURANCE SERVICES

     The following table represents information for the three and six month periods ended June 30, 1999 and 1998 with respect to the Company's property and casualty insurance services operations:


                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                         -----------------------     -----------------------
                                            1999          1998          1999          1998
                                         ---------     ---------     ---------     ---------
                                                        (THOUSANDS OF DOLLARS)

Revenues .............................   $ 238,824     $ 163,326     $ 452,651     $ 360,769
Expenses .............................     196,597       122,311       368,171       278,745
                                         ---------     ---------     ---------     ---------
Income Before Taxes ..................   $  42,227     $  41,015     $  84,480     $  82,024
                                         =========     =========     =========     =========

     PREMIUMS. Insurance premiums from the Company's property and casualty insurance services operations were $197.6 million and $368.0 million in the three and six month periods ended June 30, 1999, as compared to $119.4 million and $273.5 million for the same respective periods in 1998. The increases in premiums are due primarily to the September 1, 1998 acquisition of Unicare and to new business development. New business development was significant in the three and six months ended June 30, 1999 totaling approximately $180 million and $275 million, respectively, in estimated annual direct premiums written. This compares to $31 million and $57 million in estimated annual direct premiums written for the same respective prior year periods. Using estimated annual premiums on policies in effect at June 30, 1999 and 1998 (referred to as
"inforce premiums"), the Company's inforce premium has grown 58% to $942.8 million at June 30, 1999 from $596.0 million at June 30, 1998. While the growth in inforce premium is considered significant, the Company has remained conservative in its underwriting standards. This is evidenced by the fact that the $275 million is new business written in the six months ended June 30, 1999 represents only 10.7% of the approximate $2.57 billion in estimated annual premiums submitted to the Company for underwriting consideration in the same period. This percentage is at or below the Company's historical experience. Additionally, this growth in inforce premium has occurred across all of the Company's geographic regions nationally. The Company has also broadened the size of premium accounts underwritten to include accounts in excess of $100,000. During the six months ended June 30, 1998 the Company's new business written did not include any premium accounts in excess of $100,000.

     NET INVESTMENT INCOME. Net investment income within the property and casualty insurance services operations was slightly lower at $40.1 million and $83.2 million in the three and six month periods ended June 30, 1999, as compared to $44.4 million and $88.2 million for the same respective periods in 1998. Higher invested assets associated with the Unicare acquisition was more than offset by higher ceded reinsurance costs and claim payments, resulting in lower average invested assets in the three and six months ended June 30, 1999, as compared to the same respective prior year periods.

     LOSS AND LOSS ADJUSTMENT EXPENSE. The property and casualty insurance services loss and loss adjustment expenses ("LAE") were $118.0 million and $215.6 million for the three and six month periods ended June 30, 1999, as compared to $70.2 million and $173.5 million for the same respective periods in 1998. In addition, the ratio of these losses and LAE to property and casualty insurance premiums earned ("loss ratio") was 59.7%, and 58.6% for the three and six months ended June 30, 1999, respectively. This is compared to loss ratios of 58.9% and 63.4% for the same respective periods in 1998. The loss ratio decreased in the six months ended June 30, 1999, as compared to the same prior year period, due mainly to the recognition of a continued trend in lower frequency of claims in the six months ended June 30, 1999.

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

     POLICY ACQUISITION COSTS AND OTHER OPERATING COSTS AND EXPENSES. The ratio of policy acquisition costs and other operating costs and expenses to insurance premiums is referred to as the expense ratio, which was 32.5% and 33.8% for the three and six month periods ended June 30, 1999, as compared to 36.2% and 32.1% for the same respective periods in 1998. The higher expense ratio for the three month period ended June 30, 1998 relative to the other periods presented, was due primarily to a lower premium base resulting from additional reinsurance purchased by the Company in the second quarter of 1998.

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

     WORKERS'  COMPENSATION  REGULATION.  The  Company's  workers'  compensation insurance operations are concentrated in California and Illinois, with additional writings in 44 other states and the District of Columbia. Insurance companies are subject to supervision and regulation by the state insurance authority in each state in which they transact business. Such supervision and regulation relate to the numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders rather than the investors or stockholders of an issuer. The Company's multistate insurance operations require, and will continue to require, the Company to devote significant resources to comply with the regulations of each state in which the Company transacts business.

     At June 30, 1999, approximately 63% of the Company's workers' compensation insurance policies inforce were in California and Illinois. Illinois began operating under an open rating system in 1982 and California began operating under such a system effective January 1, 1995. In an open rating system, workers' compensation companies are provided with advisory premium rates (expected losses and expenses) or loss costs (expected losses only) which vary by job classification. Each insurance company determines its own rates based in part upon its particular loss experience and operating costs. Insurance companies have generally set their premium rates below such advisory rates. This characteristic has resulted in continued price competition in Illinois, where overall average decreases in advisory premium rates of 0.2%, 7.9%, and 10.0% became effective January 1, 1999, 1998 and 1997, respectively. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier. The repeal of the minimum rate law has resulted in lower premiums and lower profitability on the

Company's California workers' compensation insurance policies due to increased price competition. Most of the states in which Fremont writes premiums operate under some form of open rating system.

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






     The following table presents information for the three and six month periods ended June 30, 1999 and 1998 with respect to the Company's financial services operations:


                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                         -----------------------     -----------------------
                                            1999          1998         1999         1998
                                         ---------     ---------     ---------     ---------
                             (THOUSANDS OF DOLLARS)

Revenues .............................   $  96,709     $  72,084     $ 181,350     $ 136,435
Expenses .............................      79,487        57,893       147,682       109,141
                                         ---------     ---------     ---------     ---------
Income Before Taxes ..................   $  17,222     $  14,191     $  33,668     $  27,294
                                         =========     =========     =========     =========

     Revenues increased 34.2% and 32.9% in the three and six month periods ended June 30, 1999, respectively, as compared to the same respective periods in 1998, due primarily to greater loan interest revenue attributable to the growth in the total average loan portfolio of the financial services operation. Partially offsetting the increase in interest revenues were lower gains on the sale of residential real estate loans and lower investment income. The residential real estate loan sales are pursuant to a program, begun by the Company's real estate lending operation in 1995 and expanded in 1997, of selling certain residential real estate loans to other financial institutions. This has allowed the Company an opportunity to become more selective in its residential real estate loan portfolio, as well as to offer a broader range of residential real estate loans to its customers, primarily through independent brokers. These loan sales are made without recourse to the Company or its subsidiaries. Due to market disruption and oversupply, the Company observed that prices for these loans began to decrease in late 1998. The Company, rather than sell the loans at prices lower than what it believed was the economic benefit to be derived, began a program to retain these benefits by either retaining the loans in its portfolio or by securitizing them. On March 23, 1999, the Company's thrift issued, through the Fremont Home Loan Owner Trust 1999-1, its first securitization of these loans in the amount of approximately $415 million. On June 24, 1999, another securitization was completed through the Fremont Home Loan Owner Trust 1999-2 in the approximate amount of $495 million. These trusts issued notes collateralized by pools of the Company's first lien residential mortgage loans. The notes are subject to an unconditional and irrevocable guarantee of timely payment of interest and ultimate payment of loan principal provided by financial guarantee insurance policies (issued by Financial Security Assurance Inc.) Servicing of the loans is being provided by Fairbanks Capital Corporation. These notes have been rated AAA by Standard and Poor's and Aaa by Moody's. The Company will continue to monitor market conditions to determine the appropriateness of any additional securitizations.

     Income before taxes in the financial services operation was $17.2 million and $33.7 million for the three and six month periods ended June 30, 1999, as compared to $14.2 million and $27.3 million for the same respective periods in 1998. The increases in income before taxes of 21.4% and 23.4% for the three and six month periods ended June 30, 1999, respectively, was due to the previously described growth in the total average financial services loan portfolio, partially offset by lower gains on the sale of residential real estate loans.

     The following table identifies the interest income, interest expense, average interest-bearing assets and liabilities, and interest margins for the Company's financial services operations:



                                                                                   SIX MONTHS ENDED JUNE 30,
                                                      ------------------------------------------------------------------------------

                                                                      1999                                   1998
                                                      -------------------------------------    -------------------------------------
                                                        AVERAGE                     YIELD/        AVERAGE                   YIELD/
                                                        BALANCE        INTEREST     COST(1)       BALANCE        INTEREST   COST(1)
                                                      -----------     ---------     -------     -----------     ---------   ------
                                                                           (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest bearing assets (2) :
   Commercial real estate loans ...................   $ 1,889,685     $  84,779      9.05%      $ 1,106,851     $  54,274      9.89%
   Residential real estate loans ..................       728,270        33,500      9.28           400,674        19,050      9.59
   Commercial finance loans .......................       511,100        27,256     10.75           389,267        23,072     11.95
   Syndicated loans ...............................       448,197        19,857      8.93           184,910         9,522     10.38
   Insurance premium finance loans ................        58,714         3,106     10.67            53,906         2,985     11.17
   Investments ....................................       212,090         4,501      4.28           211,887         5,767      5.49
                                                      -----------     ---------                 -----------     ---------
   Total interest bearing assets ..................   $ 3,848,056     $ 172,999      9.07%      $ 2,347,495     $ 114,670      9.85%
                                                      ===========     =========                 ===========     =========

Interest bearing liabilities:
   Time deposits ..................................   $ 1,858,825     $  48,975      5.31%      $ 1,234,898     $  35,371      5.78%
   Savings deposits ...............................       604,942        14,865      4.96           339,088         8,766      5.21
   Securitization obligation ......................       325,204         8,808      5.46           285,647         8,788      6.20
   Debt with banks ................................       644,412        17,071      5.34           187,617         6,205      6.67
   Debt from affiliates ...........................        96,932         2,807      5.84            53,660         1,594      5.99
   Other ..........................................        42,730         1,224      5.78             1,673            30      3.62
                                                      -----------     ---------                 -----------     ---------
   Total interest bearing liabilities .............   $ 3,573,045     $  93,750      5.29%      $ 2,102,583     $  60,754      5.83%
                                                      ===========     =========                 ===========     =========

Net interest income ...............................                   $  79,249                                 $  53,916
                                                                      =========                                 =========
Net yield .........................................                                  4.15%                                     4.63%

-------------------------
(1)  Annualized
(2) Average loan balances include non-acccrual loan balances


     The margin between the Company's interest income and cost of funds decreased in the six months ended June 30, 1999 as compared to the same period of 1998, due primarily to the combined effects of a decrease in the net yields on real estate, syndicate and commercial finance loans. Additionally, increases in the level of syndicated loans, which generally carry lower net yields, has also contributed to the decline in net yields.

     LOANS RECEIVABLE AND RESERVE ACTIVITY. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:


                                                                 JUNE 30,                DECEMBER 31,
                                                                  1999                      1998
                                                         ----------------------     -------------------
                                                                          % OF                    % OF
                                                             AMOUNT       TOTAL        AMOUNT     TOTAL
                                                         ------------     -----     -----------   -----
                                                             (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Term loans:
  Commercial and residential real estate loans ........   $ 2,491,477       69%     $ 2,110,301      70%
  Commercial finance loans ............................       172,849        5          168,040       5
  Syndicated loans ....................................       344,807       10          168,170       6
  Insurance premium finance loans .....................        59,291        2           58,563       2
                                                          -----------     ----      -----------    ----
    Total term loans ..................................     3,068,424       86        2,505,074      83
                                                          -----------     ----      -----------    ----


Revolving loans:
  Commercial finance loans ............................       379,018      10           317,468      11
  Syndicated loans ....................................       136,075       4           191,980       6
                                                          -----------    ----       -----------   -----
    Total revolving loans .............................       515,093      14           509,448      17
                                                          -----------    ----       -----------   -----
    Total loans .......................................     3,583,517     100         3,014,522     100
Less allowance for possible loan losses ...............        66,092       2            56,346       2
                                                          -----------    ----       -----------   -----
  Loans receivable ....................................   $ 3,517,425      98%      $ 2,958,176      98%
                                                          ===========    ====       ===========   =====






     The following table illustrates the maturities of the Company's loans receivable:


                                                                  MATURITIES AT JUNE 30, 1999
                                                  -----------------------------------------------------------
                                                    1 TO 24         25 - 60         OVER 60
                                                     MONTHS          MONTHS          MONTHS          TOTAL
                                                  -----------     -----------     -----------     -----------
                                                                    (THOUSANDS OF DOLLARS)

Term loans -- variable rate ...................   $ 1,000,556     $   864,118     $   843,499     $ 2,708,173
Term loans -- fixed rate ......................       115,172          86,190         158,889         360,251
Revolving loans -- variable rate ..............       496,847          14,133           4,113         515,093
                                                  -----------     -----------     -----------     -----------
            Total .............................   $ 1,612,575     $   964,441     $ 1,006,501     $ 3,583,517
                                                  ===========     ===========     ===========     ===========

     The Company monitors the relationship of fixed and variable rate loans and interest bearing liabilities in order to minimize interest rate risk.

     During 1997, the Company began originating both commercial and residential real estate loans outside of California. The Company intends to seek portfolio growth outside of California in order to achieve greater geographic diversity in its loan portfolio and thereby lessen the Company's exposure to regional economic conditions. The total amount of commercial and residential real estate loans outstanding on properties located outside of California at June 30, 1999 was $626.7 million and $273.1 million, respectively.

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

     The following table describes the asset classifications, loss experience and reserve reconciliation of the financial services operation as of or for the periods ended as shown below:


                                                                                          JUNE 30,
                                                                                ----------------------------
                                                                                   1999             1998
                                                                                ----------       -----------
                                                                                   (THOUSANDS OF DOLLARS,
                                                                                       EXCEPT PERCENTS)

Non-accrual loans ..........................................................    $   27,526       $    25,207
Accrual loans 90 days past due .............................................         2,767             1,515
Real estate owned ("REO") ..................................................         8,297             9,638
                                                                                ----------       -----------
Total non-performing assets ................................................    $   38,590       $    36,360
                                                                                ==========       ===========

Beginning allowance for possible loan losses ...............................    $   56,346       $    44,402
Provision for loan losses ..................................................         9,874             4,982
Reserves established with portfolio acquisitions ...........................         2,010                 -
Charge-offs:
     Commercial and residential real estate loans ..........................         1,121               744
     Commercial finance loans ..............................................           125               892
     Syndicated loans ......................................................           950                 -
     Insurance premium finance loans .......................................            31                97
                                                                                ----------       -----------
     Total charge-offs .....................................................         2,227             1,733
                                                                                ----------       -----------
Recoveries:
     Commercial and residential real estate loans ..........................            65               336
     Commercial finance loans ..............................................            13               111
     Syndicated loans ......................................................             -                 -
     Insurance premium finance loans .......................................            11                13
                                                                                ----------       -----------
     Total recoveries ......................................................            89               460
                                                                                -----------      -----------
Net charge-offs ............................................................         2,138             1,273
                                                                                -----------      -----------
Ending allowance for possible loan losses ..................................    $    66,092      $    48,111
                                                                                ===========      ===========


Allocation of allowance for possible loan losses:
     Commercial and residential real estate loans ..........................    $    46,268      $    36,299
     Commercial finance loans ..............................................         10,934            9,869
     Syndicated loans ......................................................          8,409            1,527
     Insurance premium finance loans .......................................            481              416
                                                                                -----------      -----------
     Total allowance for possible loan losses ..............................    $    66,092      $    48,111
                                                                                ===========      ===========

Total loans receivable .....................................................    $ 3,583,517      $ 2,291,452
Average total loans receivable .............................................    $ 3,635,966      $ 2,135,611
Net charge-offs to average total loans receivable (annualized) .............           0.12%            0.12%
Non-performing assets to total loans receivable ............................           1.08%            1.59%
Allowance for possible loan losses to total loans receivable ...............           1.84%            2.10%
Allowance for possible loan losses to non-performing assets ................         171.27%          132.32%
Allowance for possible loan losses to non-accrual
     loans and accrual loans 90 days past due ..............................         218.18%          180.04%

     Non-performing assets increased a modest 6.1% to $38.6 million at June 30, 1999 from $36.4 million at June 30, 1998, despite a 56.4% increase in total loans receivable to $3.6 billion at June 30, 1999 from $2.3 billion at June 30, 1998.

     The higher provision for loan losses in the six month period ended June 30, 1999, as compared to the same prior year period, is also consistent with the overall increase in total loans receivable. The Company continues to experience low loan loss experience as evidenced by the continued low ratio of net charge-offs to average total loans receivable. The Company's low loan loss experience is further evidenced by the decrease in the ratio of non-performing assets to total loans receivable in the preceding table. The Company's ratio of the allowance for possible loan losses to non-accrual loans and accrual loans 90 days past due increased to 218.18% from 180.04% for the six month periods ended June 30, 1999 and 1998, respectively, thereby increasing the coverage of these non-performing assets by the allowance for possible loan losses.

MARKET RISK

     The Company is subject to market risk resulting primarily from fluctuations in interest rates arising from balance sheet financial instruments such as investments, loans and debt. In the property and casualty insurance services operations, the greatest interest rate risk exposure occurs where the interest rate of the financial instrument is fixed in nature and there is a difference between the fixed rate of the financial instrument and the market rate. The greatest interest rate risk exposure in the financial services operations occurs when interest rate gaps arise wherein assets are funded with liabilities having different repricing intervals or different market indices to which the instruments' interest rates are tied. Changes in interest rates will affect the Company's net investment income, loan interest, interest expense and total stockholders' equity. The objective of the Company's asset and liability management activities is to provide the highest level of net interest income and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk. The Company has designated its entire investment portfolio as investments that would be available for sale in response to changing market conditions, liquidity requirements, interest rate movements and other investment factors. The Company currently owns no derivative financial instruments and, consequently, is not subject to market risk for such off-balance sheet financial instruments. Furthermore, the Company does not have exposure to foreign currency or commodity price risk.

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

     During the six months ended June 30, 1999, the Company experienced a change in the unrealized gain (loss) on investments from an unrealized gain of $59.8 million at December 31, 1998 to an unrealized loss of $(24.5) million at June 30, 1999. The $84.3 million decrease resulted primarily from an increase in market interest rates during the period which had the effect of lowering the fair value of the Company's fixed rate investment portfolio. (See Note B of Notes to Consolidated Financial Statements on Form 10-Q.)

LIQUIDITY AND CAPITAL RESOURCES

     The property and casualty insurance operations must have cash and liquid assets available to meet their obligations to policyholders in accordance with contractual obligations, in addition to having the funds available to meet ordinary operating costs. These operations have several sources of funds to meet their obligations, including cash flow from operations, recoveries from reinsurance contracts and investment securities. By statute, the majority of the cash from these operations is required to be invested in investment grade securities to provide protection for policyholders. The Company invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's investment portfolio had an unrealized gain (loss) of $(24.5) million and $59.8 million at June 30, 1999 and December 31, 1998, respectively.

     The Company's thrift and loan subsidiary, which is principally engaged in commercial and residential real estate lending, syndicated loans and insurance premium financing, finances its lending activities primarily through customer deposits, which have grown to $2.87 billion at June 30, 1999 from $2.13 billion at December 31, 1998. In addition, this subsidiary is eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"). This financing is available at varying rates and terms. As of June 30, 1999, approximately $445 million was available under the facility of which $106 million was outstanding.

     The Company's commercial finance operation funds its lending activities primarily through its asset securitization program, an unsecured revolving line of credit with a syndicated bank group and its capital. The asset securitization program was established to provide a stable and cost effective source of funds to facilitate the expansion of this business. As of June 30, 1999, an aggregate $235 million senior series and an aggregate $39 million subordinated series of asset-backed certificates were outstanding. The interest rate on the certificates, set monthly, ranged from LIBOR plus 0.23% to LIBOR plus 0.95% at June 30, 1999. The securities issued in this program have a scheduled maturity of two to four years, but could mature earlier depending on fluctuations in outstanding balances of loans in the portfolio and other factors. As of June 30, 1999, up to $265 million in additional publicly offered asset-backed certificates may be issued pursuant to a shelf registration statement to fund future growth in the commercial finance portfolio. In December 1995, a commercial paper facility was established as part of the asset securitization program. This facility, which expires in December 2000, provides for the issuance of up to $150 million in commercial paper, dependent upon the level of assets within the asset securitization program. As of June 30, 1999, $73 million was outstanding under this facility. The commercial finance operation's unsecured revolving line of credit is with a syndicated bank group that presently permits borrowings of up to $425 million, which includes a revolving credit facility of $350 million and a term loan of $75 million. The revolving credit facility converts to a term loan in August 2000, with ultimate maturity of the term loan in June 2002. The term loan matures July 2001. This facility is also used to finance certain syndicated loans. The balance outstanding at June 30, 1999 of the revolving credit facility and the term loan was $320 million, with a weighted average interest rate of 5.43%. This credit line is primarily used to finance assets which are not included in the Company's asset securitization program.

     As a holding company, Fremont General pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, management fees paid by its subsidiaries and dividends paid by its subsidiaries. Stockholders' dividends declared aggregated $11.1 million and $10.2 million for the six month periods ended June 30, 1999 and 1998, respectively. Several of the Company's subsidiaries are subject to certain statutory and regulatory restrictions and various agreements, principally loan agreements, that restrict their ability to distribute dividends to the Company. The Company expects that during the next few years dividends from its subsidiaries will consist of dividends from its property and casualty insurance subsidiaries and dividends on preferred stock of its thrift and loan holding company and commercial finance subsidiaries. The maximum amount available for payment of dividends by the property and casualty insurance subsidiaries during 1999, without prior regulatory approval, is approximately $235.3 million.

     To facilitate general corporate operations, the Company maintains a revolving line of credit with a syndicated bank group that permits borrowings of up to $300 million. There were no advances outstanding as of June 30, 1999. This credit facility expires in June 2003. On March 17, 1999, Fremont General Corporation issued $425 million of Senior Notes consisting of $200 million of 7.70% Senior Notes due 2004 and $225 million of 7.875% Senior Notes due 2009. Net proceeds from the Senior Notes were used to repay all indebtedness outstanding under the revolving line of credit and for general corporate purposes, including working capital. The Senior Notes were offered in a private placement to qualified institutional buyers and a limited number of institutional accredited investors. The Company subsequently filed a Registration Statement on Form S-4, which was declared effective by the Securities and Exchange Commission on May 11, 1999, in connection with an exchange offer by the Company and the issuance of an equal principal amount of exchange notes upon tender of the initial $425 million of Senior Notes. The exchange notes consist of $200 million of 7.70% Series B Senior Notes due 2004 and $225 million of 7.875% Series B Senior Notes due 2009. The form and terms of the exchange notes are substantially identical to those of the initial notes, except that the exchange notes have been registered under the Securities Act and therefore, do not bear legends restricting their transfer and are not entitled to registration rights or additional interest as did the initial notes. As of June 11, 1999, the closing date for the exchange offer, all outstanding Senior Notes had been exchanged for Series B Senior Notes. The exchange notes evidence the same debt as the initial notes and both the initial notes and the exchange notes are governed by the same indenture.

     During 1998, an aggregate $21.0 million principal amount at maturity of Liquid Yield OptionTM Notes due October 12, 2013 (Zero Coupon-Subordinated) ("LYONs") were converted into 809,000 shares of the Company's Common Stock. The effect of these conversions was an increase in stockholders' equity and a decrease in long-term debt of $10 million. During the first six months of 1999, an aggregate $3.6 million principal amount at maturity of LYONs were converted into 140,000 shares of the Company's Common Stock. The effect of these conversions was an increase in stockholders' equity and a decrease in long-term debt of $1.7 million.

     Net cash used in operating activities was $153.2 million and $89.5 million for the six months ended June 30, 1999 and 1998, respectively. The increase in net cash used in operating activities was due primarily to increases in premiums receivable and agents' balances; increases in policy acquisition costs deferred, net of amortization; and a decrease in the change in other assets, net of other liabilities. Partially offsetting these conditions was an increase in net income; a lower decline in claims and policy liabilities; an increase in the provision for deferred income taxes; and a decrease in the net amortization on fixed maturity investments. The increase in premiums receivable and policy acquisition costs deferred is consistent with the significant growth in insurance premiums earned. (See "Property and Casualty Insurance Services Premiums.") The significant decrease in the change in other assets, net of other liabilities, is due mainly to the payment of certain accrued operating expenses including payments under additional reinsurance contracts purchased by the Company in 1998, as well as payments under various incentive compensation plans. Additionally, the recognition of approximately $42 million in residual interest receivable in connection with the March 23, 1999 and June 24, 1999 securitizations of certain residential real estate loans originated by the Company contributed to the decrease in the change in other assets, net of other liabilities. (See "Financial Services.")

     Net cash used in investing activities increased to $657.0 million from $154.5 million in the six months ended June 30, 1999 and 1998, respectively. The increase in net cash used in investing activities was due mainly to significant increases in loan originations, net of loan repayments and bulk sales of loans, and a decrease in investment securities sold, matured, or called, net of purchases and short-term investment activity. The increase in loan originations is consistent with the overall increase in loans receivable to $3.58 billion at June 30, 1999 from $2.29 billion at June 30, 1998. Additionally, included in receipts from repayments of loans and bulk sales of loans is $910 million in residential real estate loans sold through the securitizations on March 23, 1999 and June 24, 1999. The decrease in investment securities sold, matured, or called, net of purchases and short-term investment activity is due to the offsetting effects of security sales and short-term investment reductions required to support the cash requirements of the Company's property and casualty insurance services operations, partially offset by the investing of the residual proceeds from Fremont General Corporation's issuance of March 17, 1999 of $425 million of Senior Notes.

     Net cash provided by financing activities was $822.6 million and $283.4 million for the six months ended June 30, 1999 and 1998, respectively. The increase in net cash provided by financing activities was due primarily to an increase in thrift deposits offset partially by a decrease in the proceeds from long-term and short-term debt, net of repayments. The increase in thrift deposits was used to support the growth in the Company's financial services loan portfolio. The decrease in net proceeds from long-term and short-term debt was due primarily to a lower net utilization of the Company's revolving line of credit in the commercial finance operation and a net repayment of borrowings under the Company's thrift and loan financing facility with the FHLB. Partially offsetting these decreases was an increase in net long-term debt resulting from Fremont General Corporation's issuance on March 17, 1999 of $425 million of Senior Notes, and the use of a majority of the proceeds in the repayment of all the indebtedness under Fremont General Corporation's revolving line of credit.

     The amortized cost of the Company's invested assets was $2.22 billion and $2.33 billion at June 30, 1999 and December 31, 1998, respectively. The invested assets are down slightly at June 30, 1999, as compared to December 31, 1998, due mainly to decreases in invested assets resulting from cash requirements within the Company's property and casualty insurance services operation, as well as payments under various incentive compensation plans. Partially offsetting these decreases is an increase in invested assets resulting from the residual proceeds (after the repayment of all indebtedness under the Company's revolving line of credit), from the issuance on March 17, 1999 of $425 million of Senior Notes.

     The Company's property and casualty premium to surplus ratio for the year ended December 31, 1998 was 1.0 to 1, which is within industry guidelines. The FDIC has established certain capital and liquidity standards for its member institutions, and the Company's thrift and loan subsidiary was in compliance with these standards as of June 30, 1999.

     The Company believes that its existing cash, its bank lines of credit, revenues from operations and other available sources of liquidity will be sufficient to satisfy its liquidity needs for the next several years.

YEAR 2000 READINESS DISCLOSURE

     Problems may arise from computer software programs and operating systems that use only two digits to designate the calendar year in a date code field. For example, where the date December 21, 2000 is encoded as "12/21/00" instead of "12/21/2000." Based on this two-digit format for date coding, computers with date-sensitive programs could recognize the year 2000 as "00" and incorrectly assume that the year is 1900. Similar problems can arise for systems dependent upon embedded chips that are encoded to only use or recognize two digits when referring to a calendar year. Additionally, problems may arise from the computer's inability to process (including calculating, comparing, sequencing, displaying, or storing), transmit, or receive date data from, into, and between the 20th and 21st centuries, and during the years 1999 and 2000, and leap year calculations. Fremont General Corporation and its subsidiary companies (collectively "the Company") refers to these problems as the "Year 2000 Problem." The Company considers the Year 2000 Problem a critical business continuity issue and has categorized the Year 2000 Problem into the following four areas:

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

     The following discussion establishes the extent of work performed, or to be performed, and results obtained as of August 9, 1999 in addressing the impact of the Year 2000 Problem on the above-described areas.

OFFICE FACILITIES AND EQUIPMENT:

     The Company has evaluated all of its telephone systems to determine the extent of any Year 2000 Problems. Substantially all of the Company's telephone systems have been rendered Year 2000 compliant.

     Regarding the Company's leased facilities, we have inquired from facility owners the extent of any Year 2000 Problems (if any) as they relate to the elevator, air conditioning/heating, and other utility systems in these facilities. The Company has evaluated representations rendered by these facility owners for most of the Company's leased facilities. Based on the representations received through August 9, 1999, the Company anticipates no significant disruption from these various facility-related systems due to the Year 2000 Problem. Further, with respect to the Company's owned facilities, an evaluation of the extent of any Year 2000 Problems relating to these facilities' utility and elevator systems has been made and no significant disruptions (if any) to the Company's operations from these systems are anticipated.

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

KEY BUSINESS PARTNERS, VENDORS, OTHER SUPPLIERS:

     The Company has identified its key business partners, such as its critical banking, employee benefits, reinsurance, auditors, outside legal counsel, and other professional service relationships. The Company has surveyed, and evaluated survey responses, for substantially all of these relationships as to their Year 2000 compliance, and has developed appropriate contingency plans in its effort to avoid significant disruption to the Company's operations.

     In addition to key business partners, the Company's suppliers and vendors are concentrated into the areas of office supplies, office furniture and equipment, and computer hardware and software. With the exception of computer software, the Company believes that there are many alternative suppliers for their office supply and furniture needs, as well as several alternative sources for computer hardware. Accordingly, the risk of a significant disruption to the Company's operations due to a supplier's inability to resolve its Year 2000 Problems is considered minimal since the Company could select an alternate supplier. (With regard to computer software, refer to the separate discussion on the Company's internal computer systems.) In an effort to identify which suppliers may have Year 2000 compliance difficulties, the Company has identified its more significant suppliers/vendors and has surveyed them as to their Year 2000 compliance status. The results of these surveys were evaluated and appropriate contingency plans have been developed.

CUSTOMERS:

     In the financial services operation, the Company's revenues could be impacted should a customer/borrower be unable to pay interest and/or principal when due because of the customers' inability to resolve its Year 2000 Problems. Regarding commercial and residential real estate loans, the risk of a significant impact to operating results is considered minimal since the Company would utilize the collateral securing existing loans to mitigate any loan losses. Additionally for commercial real estate loans, the borrower's Year 2000 risk is further limited by the multiple tenant nature of most of the properties under collateral. The Company has focused its attention on those commercial properties that are single tenant. The Company has surveyed these customers to determine their Year 2000 compliance. For commercial finance loans, the Company has surveyed the majority of its customer base to ascertain whether or not any significant Year 2000 issues exist with existing borrowers. With regard to new loan customers, the Company has adopted additional review procedures for both real estate and commercial finance loans to determine the extent of an applicant's Year 2000 compliance. Based on the results obtained to date, the Company does not anticipate any significant impact to its financial services revenues due to the Year 2000 Problem. For the Company's thrift deposits, the Company's effort to mitigate the risk of significant depositor withdrawals has been pursued through an educational program, as recommended by the FDIC, aimed at informing current and prospective depositors as to the thrift's Year 2000 compliance efforts and results.

     In its property and casualty insurance services operation, the Company has surveyed its largest agents and producers. As of August 9, 1999, the majority of those surveyed have responded and the Company has evaluated these responses. Based on these evaluations, the Company does not anticipate a significant disruption to its insurance premium revenues resulting from a Year 2000 Problem effecting its agents and producers.

INTERNAL COMPUTER SYSTEMS:

     As of August 9, 1999, significant Year 2000 compliance issues remain only within the Company's property and casualty insurance services operation. The Company's computer-based systems ("Systems") supporting the financial services operation, administrative systems (personnel, payroll and accounting) and treasury systems (cash management and investment portfolio management) have all been rendered substantially Year 2000 compliant.

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

     With regard to the property and casualty insurance services operation, the Company developed an action plan in 1996 to render its workers' compensation Systems Year 2000 compliant. Based on an evaluation of the progress made as of August 9, 1999, the Company believes that its Systems that support its operations are substantially Year 2000 compliant (including testing). The property and casualty insurance operation will be moving onto new Systems that will, after full implementation, be the workers' compensation operation's new nationwide claims and policy handling platform. The costs to be incurred by the Company in completing these Year 2000 initiatives are not expected to have a material impact on the Company's results of operations (1998 costs of approximately $4.5 million).

     Regarding administrative and back-office operations, the Company believes that its personnel, payroll, accounting, and treasury Systems are Year 2000 compliant. The Company intends to test these Systems by September 30, 1999 to verify the vendors' representations.

     In addition to its various application Systems, the Company maintains several PC-based client/server network infrastructures. The majority of these installations were established within the past five years. Substantially all of these networks use the most current versions of network operating and data transmission software, all of which are believed to be Year 2000 compliant. The Company has tested the vendors' representations as to Year 2000 compliance of installed network software with no significant errors identified or left unresolved. Additionally, the Company has inventoried all of its PC hardware. Substantially all of the PC hardware is believed to be Year 2000 compliant.

     Management of the Company continues to monitor the progress of its Year 2000 compliance initiatives and will continue to allocate resources necessary to resolve significant Year 2000 Problems as they are identified. Based on the progress of the work performed through August 9, 1999, the Company anticipates that its office facilities and equipment; key business partners, vendors and other suppliers; major customers; and internal computer systems will be substantially Year 2000 compliant before December 31, 1999. For all mission critical Systems, the Company is developing appropriate contingency plans in the event an unanticipated Year 2000 Problem occurs. These plans are expected to be completed by September 30, 1999.

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

SAFE HARBOR STATEMENT (FORWARD LOOKING STATEMENTS AND YEAR 2000 READINESS DISCLOSURE)

     Except for historical information contained herein, statements in this Year 2000 Readiness Disclosure statement are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Such risks include, among others, the negative impact on the Company's financial results which could result from the inability of any of the named parties or organizations, or other unnamed parties or organizations, to become Year 2000 compliant by December 31, 1999. For more complete information concerning factors which could affect the Company's financial results, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 1999, and other reports the Company has filed with the Securities and Exchange Commission. Statements in this Year 2000 Readiness Disclosure are intended to, in all respects, comport with and meet the requirements of the Y2K Disclosure Act, which became effective on October 19, 1998 (the "Act"), and to provide the fullest extent of the safe harbor protections provided under the Act.



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

a) The Annual Meeting of Stockholders was held on May 18, 1999.

b) The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors have been elected and qualified:

      J.A. McIntyre                         D.W. Morrisroe
      W.R. Bailey                           L.J. Rampino
      H.I. Flournoy                         D.C. Ross
      C.D. Kranwinkle

c) The directors named in (b) above were elected. The results of the voting of the 63,365,301 shares represented at the meeting are summarized in the following table:
                                                                      VOTES
                                                 FOR                WITHHELD
                                             ----------             --------
      J.A. McIntyre                          63,029,643              335,658
      W.R. Bailey                            63,044,093              321,208
      H.I. Flournoy                          63,057,549              307,752
      C.D. Kranwinkle                        63,064,142              301,159
      D.W. Morrisroe                         64,057,179              308,122
      L.J. Rampino                           63,047,273              318,028
      D.C. Ross                              63,028,852              336,449



d) The appointment of the accounting firm of Ernst & Young LLP as the Corporation's Independent Auditors was ratified. The results of the voting of the 63,365,301 shares represented at the meeting are summarized in the following table:


         FOR                            AGAINST                    ABSTAINED
      ----------                        -------                    ---------
      63,252,234                         56,387                       56,680

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

     Exhibit No.                           Description
     -----------                           -----------


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

     Exhibit No.                           Description
     -----------                           -----------


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

         10.5(b) Amendment Number One to the Fremont General Corporation Supplemental Retirement Plan. (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q, for the period ended March 31, 1998, Commission File Number 1-8007.)

         10.5(c) Amendment Number Two to the Fremont General Corporation Supplemental Retirement Plan of the Company. (Incorporated by reference to Exhibit 10.5 (b) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

     Exhibit No.                           Description
     -----------                           -----------

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

     Exhibit No.                           Description
     -----------                           -----------

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

         10.19 Amended and Restated Credit Agreement among Fremont General Corporation, Various Lending Institutions, and The Chase Manhattan Bank, as Administrative Agent, Dated as of August 1, 1997 and amended and restated as of June 30, 1999.

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

     Exhibit No.                           Description
     -----------                           -----------

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


                                                FREMONT GENERAL CORPORATION



Date:  August 12, 1999                          /s/    LOUIS J. RAMPINO
                                                -----------------------------
                                                Louis J. Rampino, President,
                                                Chief Operating Officer and
                                                Director






Date: August 12, 1999                           /s/    JOHN A. DONALDSON
                                                ------------------------------
                                                John A. Donaldson, Senior
                                                Vice President, Controller and
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

     Exhibit No.                           Description
     -----------                           -----------


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

     Exhibit No.                           Description
     -----------                           -----------


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

         10.5(b) Amendment Number One to the Fremont General Corporation Supplemental Retirement Plan. (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q, for the period ended March 31, 1998, Commission File Number 1-8007.)

         10.5(c) Amendment Number Two to the Fremont General Corporation Supplemental Retirement Plan of the Company. (Incorporated by reference to Exhibit 10.5 (b) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

     Exhibit No.                           Description
     -----------                           -----------

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

     Exhibit No.                           Description
     -----------                           -----------

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

         10.19 Amended and Restated Credit Agreement among Fremont General Corporation, Various Lending Institutions, and The Chase Manhattan Bank, as Administrative Agent, Dated as of August 1, 1997 and amended and restated as of June 30, 1999.

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

     Exhibit No.                           Description
     -----------                           -----------

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