Form 10-Q
period 1999-09-30
FREMONT GENERAL CORP
filed 1999-11-15
CIK 38984

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1999

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock:



                                                         SHARES OUTSTANDING
            CLASS                                         OCTOBER 31, 1999
------------------------------                           ------------------
Common Stock, $1.00 par value                                70,038,594


--------------------------------------------------------------------------------

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                        PAGE NO.
                                                                        --------
Item    1. Financial Statements

              Consolidated Balance Sheets
                September 30, 1999 and December 31, 1998 ...............    3

              Consolidated Statements of Income
                Three Months and Nine Months Ended
                September 30, 1999 and 1998 ............................    4

              Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 1999 and 1998 ..........    5

              Notes to Consolidated Financial Statements on
                Form 10-Q ..............................................    6

Item    2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................    9

Item    3. Quantitative and Qualitative Disclosure About
             Market Risk ...............................................   25



                           PART II - OTHER INFORMATION


Items 1-5. Not applicable

Item    6. Exhibits and Reports on Form 8-K ............................   26

Signature ..............................................................   32


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                   1999            1998
                                                                                -----------     -----------
                                                                                (UNAUDITED)
                                                                                   (THOUSANDS OF DOLLARS)
ASSETS
Securities available for sale at fair value:
  Fixed maturity investments (cost: 1999-$1,505,464; 1998-$1,597,585) .......   $ 1,463,001     $ 1,646,772
  Non-redeemable preferred stock (cost: 1999-$426,533; 1998-$489,714) .......       411,159         500,376
                                                                                -----------     -----------
     Total securities available for sale ....................................     1,874,160       2,147,148
Loans receivable ............................................................     3,656,147       2,958,176
Loans held for sale .........................................................       443,292               -
Short-term investments ......................................................        82,487         222,719
Other investments ...........................................................        34,673          16,890
                                                                                -----------     -----------
     Total Investments and Loans ............................................     6,090,759       5,344,933

Cash ........................................................................       244,962          79,875
Accrued investment income ...................................................        41,113          44,038
Premiums receivable and agents' balances ....................................       220,927         184,355
Reinsurance recoverable on paid losses ......................................        23,921          15,801
Reinsurance recoverable on unpaid losses ....................................       951,472         829,002
Deferred policy acquisition costs ...........................................        58,475          44,996
Costs in excess of net assets acquired ......................................       161,091         164,467
Deferred income taxes .......................................................       139,367         145,410
Other assets ................................................................       341,180         273,157
Assets held for discontinued operations .....................................       272,580         243,578
                                                                                -----------     -----------
     TOTAL ASSETS ...........................................................   $ 8,545,847     $ 7,369,612
                                                                                ===========     ===========

LIABILITIES
Claims and policy liabilities:
  Losses and loss adjustment expenses .......................................   $ 2,260,443     $ 2,298,118
  Life insurance benefits and liabilities ...................................       128,425         136,973
  Unearned premiums .........................................................       171,920         119,774
  Dividends to policyholders ................................................        15,129          16,162
                                                                                -----------     -----------
     TOTAL CLAIMS AND POLICY LIABILITIES ....................................     2,575,917       2,571,027

Reinsurance premiums payable and funds withheld .............................        58,170          46,124
Other liabilities ...........................................................       216,244         277,938
Thrift deposits .............................................................     3,185,835       2,134,839
Short-term debt .............................................................       353,709         165,702
Long-term debt ..............................................................     1,007,483         913,006
Liabilities of discontinued operations ......................................       239,066         210,064
                                                                                -----------     -----------
     TOTAL LIABILITIES ......................................................     7,636,424       6,318,700

Commitments and contingencies

Company-obligated mandatorily redeemable preferred securities of
  subsidiary Trust holding solely Company junior subordinated debentures ....       100,000         100,000

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share - Authorized: 150,000,000 shares;
  issued and outstanding: (1999-70,043,000 and 1998-69,939,000) .............        70,043          69,939
Additional paid-in capital ..................................................       301,652         308,369
Retained earnings ...........................................................       587,695         620,612
Deferred compensation .......................................................      (112,373)        (86,910)
Accumulated other comprehensive income (loss) ...............................       (37,594)         38,902
                                                                                -----------     -----------
     TOTAL STOCKHOLDERS' EQUITY .............................................       809,423         950,912
                                                                                -----------     -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................   $ 8,545,847     $ 7,369,612
                                                                                ===========     ===========

See notes to consolidated financial statements on Form 10-Q.





                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                        1999         1998          1999          1998
                                                     ---------     ---------     ---------     ---------
                                                        (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
REVENUES
Property and casualty premiums earned ............   $ 207,838     $ 125,515     $ 575,813     $ 399,045
Loan interest ....................................      99,116        63,867       267,614       172,770
Net investment income ............................      40,844        49,235       129,447       144,166
Realized investment losses .......................      (2,173)         (139)       (1,875)       (1,063)
Other revenue ....................................       4,101        12,309        13,617        34,082
                                                     ---------     ---------     ---------     ---------
  TOTAL REVENUES .................................     349,726       250,787       984,616       749,000

EXPENSES
Losses and loss adjustment expenses ..............     264,727        71,354       480,278       244,843
Policy acquisition costs .........................      48,156        29,740       136,834        88,093
Provision for loan losses ........................       6,906         4,423        16,780         9,405
Other operating costs and expenses ...............      53,022        51,023       147,028       140,491
Dividends to policyholders .......................       7,379         1,328        20,490         4,273
Interest expense .................................      63,952        42,321       174,490       115,980
                                                     ---------     ---------     ---------     ---------
  TOTAL EXPENSES .................................     444,142       200,189       975,900       603,085
                                                     ---------     ---------     ---------     ---------

Income (loss) before taxes .......................     (94,416)       50,598         8,716       145,915
Income tax expense (benefit)......................     (33,503)       16,411           343        47,493
                                                     ---------     ---------     ---------     ---------
Income (loss) from continuing operations .........     (60,913)       34,187         8,373        98,422

Net loss from discontinued operations ............     (25,000)            -       (25,000)            -
                                                     ---------     ---------     ---------     ---------
NET INCOME (LOSS) ................................   $ (85,913)    $  34,187     $ (16,627)    $  98,422
                                                     =========     =========     =========     =========


PER SHARE DATA
Basic:
  Income (loss) from continuing operations .......   $   (0.92)    $    0.53     $    0.13     $    1.54
  Net loss from discontinued operations ..........       (0.38)            -         (0.38)            -
  Net income (loss) ..............................       (1.30)         0.53         (0.25)         1.54

Diluted:
  Income (loss) from continuing operations .......       (0.92)         0.49          0.13          1.41
  Net loss from discontinued operations ..........       (0.38)            -         (0.38)            -
  Net income (loss) ..............................       (1.30)         0.49         (0.25)         1.41


Cash dividends ...................................        0.08          0.075         0.24         0.225

Weighted average shares:
  Basic ..........................................      66,205        64,095        66,755        63,911
  Diluted ........................................      66,205        70,106        66,755        70,025




See notes to consolidated financial statements on Form 10-Q.



                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                    1999             1998
                                                                                ------------      -----------
                                                                                   (THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES
Income from continuing operations ...........................................   $      8,873      $    98,422
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities:
     Change in premiums receivable and agents' balances
         and reinsurance recoverable on paid losses .........................        (44,692)         (15,494)
     Change in accrued investment income ....................................          2,925            7,487
     Change in claims and policy liabilities ................................        (86,603)        (302,252)
     Amortization of policy acquisition costs ...............................        136,834           88,093
     Policy acquisition costs deferred ......................................       (150,313)         (90,185)
     Provision for deferred income taxes ....................................         45,586           17,411
     Provision for loan losses ..............................................         16,780            9,405
     Provision for depreciation and amortization ............................         32,407           28,761
     Net amortization on fixed maturity investments .........................         (9,158)         (18,975)
     Realized investment losses .............................................          1,875            1,063
     Change in other assets and liabilities .................................       (111,895)          56,597
                                                                                ------------      -----------
           NET CASH USED IN CONTINUING OPERATIONS ...........................       (157,381)        (119,667)
Effect of discontinued operations ...........................................        (25,000)               -
                                                                                ------------      -----------
        NET CASH USED IN OPERATING ACTIVITIES ...............................       (182,381)        (119,667)

INVESTING ACTIVITIES
Securities available for sale:
     Purchases of securities ................................................       (500,341)        (659,138)
     Sales of securities ....................................................        469,677          500,136
     Securities matured or called ...........................................        193,249          295,744
Decrease in short-term and other investments ................................        122,449          159,627
Loan originations and bulk purchases funded .................................     (3,298,939)      (1,690,172)
Receipts from repayments of loans and bulk sales of loans ...................      2,140,896        1,203,125
Purchase of subsidiaries, less cash acquired                                               -         (114,626)
Purchase of property and equipment ..........................................        (19,958)         (22,942)
                                                                                ------------       ----------
        NET CASH USED IN INVESTING ACTIVITIES ...............................       (892,967)        (328,246)

FINANCING ACTIVITIES
Proceeds from short-term debt ...............................................        153,224                -
Repayments of short-term debt ...............................................        (19,467)          (2,792)
Proceeds from long-term debt ................................................        497,237          277,750
Repayments of long-term debt ................................................       (347,285)         (36,228)
Net increase in thrift deposits .............................................      1,050,996          358,360
Annuity contract receipts ...................................................            675              748
Annuity contract withdrawals ................................................        (32,090)         (37,354)
Dividends paid ..............................................................        (16,782)         (15,311)
Stock options exercised .....................................................            407            1,435
Net increase in deferred compensation plans .................................        (46,480)         (10,691)
                                                                                ------------      -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES ...........................      1,240,435          535,917
                                                                                ------------      -----------

INCREASE IN CASH ............................................................        165,087           88,004

Cash at beginning of year ...................................................         79,875           64,987
                                                                                ------------      -----------

CASH AT SEPTEMBER 30, .......................................................   $    244,962      $   152,991
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


NOTE  B - DISCONTINUED OPERATIONS

     In the quarter ended September 30, 1999 the Company incurred a net loss of $25 million to recognize the contribution of additional assets to these operations. The additional assets were considered necessary as the Company observed an increase in reported asbestos and environmental claims in excess of previous estimates. The Company's discontinued insurance operations consist primarily of assumed treaty and facultative reinsurance business that was discontinued between 1986 and 1991. In 1990, the Company established a management  group to  actively  manage the  liquidation  of this  business.  The liabilities associated with this business are long term in duration and, therefore, the Company continues to be subject to claims being reported. Claims under these reinsurance treaties include professional liability, product liability and general liability which include environmental and asbestos claims.


NOTE C - SENIOR NOTES

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


NOTE D - COMPREHENSIVE INCOME (LOSS)

     The components of total comprehensive income (loss) are summarized in the following table:


                                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                                            ---------------------------     ----------------------
                                                                                1999            1998          1999          1998
                                                                             ----------      ----------     ---------     --------
                                                                                              (THOUSANDS OF DOLLARS)

Net income (loss) ........................................................   $  (85,913)     $   34,187     $ (16,627)    $ 98,422
Other comprehensive income (loss):
    Net unrealized gains (losses) on investments, net of tax:
       Net change in unrealized gains (losses) during the period,
          net of deferred income tax expense (benefit) ...................      (22,028)        (23,776)      (69,735)     (17,372)
       Less: reclassification adjustment net of tax ......................          341            (599)       (6,761)      (4,764)
                                                                             ----------      ----------     ---------     ---------
          Other comprehensive income (loss) ..............................      (21,687)        (24,375)      (76,496)     (22,136)
                                                                             ----------      ----------     ---------     ---------
Total comprehensive income (loss) ........................................   $ (107,600)     $    9,812     $ (93,123)    $  76,286
                                                                             ==========      ==========     =========     =========

     The net change in unrealized gains (losses) during the period is net of deferred income tax expense (benefit) of $(1,678,000) and $(13,125,000) for the three months ended September 30, 1999 and 1998, respectively and $(41,190,000) and $(11,920,000) for the nine months ended September 30, 1999 and 1998, respectively. The reclassification adjustments are net of deferred income tax expense (benefit) of $(184,000) and $(322,000) for the three months ended September 30, 1999 and 1998, respectively and $(3,641,000) and $2,566,000 for the nine months ended September 30, 1999 and 1998, respectively. The reclassification adjustments avoid double counting net unrealized gains (losses) included in accumulated other comprehensive income in different periods.


NOTE E - OPERATIONS BY REPORTABLE SEGMENT

     The Company's businesses are managed within two reportable segments: property and casualty insurance services and financial services. Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that the Company does not allocate to its segments.

     The following data at and for the three and nine months ended September 30, 1999 and 1998 provide certain information necessary for reportable segment disclosure, as well as a reconciliation to total consolidated financial information:


                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                             -------------------------      ------------------------
                                                                 1999           1998          1999           1998
                                                             ----------      ---------      ---------      ---------
                                                                              (THOUSANDS OF DOLLARS)
REVENUES
Property and casualty insurance services .................   $  244,217      $ 170,488      $ 696,868      $ 531,257
Financial services .......................................      105,277         79,646        286,627        216,081
Unallocated corporate revenue ............................          232            653          1,121          1,662
                                                              ---------      ---------      ---------      ---------
Total ....................................................      349,726        250,787        984,616        749,000

Intersegment:
Property and casualty insurance services .................          292            312            836            927
Unallocated corporate revenue ............................       11,806          9,136         30,792         26,775
                                                              ---------      ---------      ---------      ---------
                                                                 12,098          9,448         31,628         27,702
                                                              ---------      ---------      ---------      ---------
Total revenue ............................................      361,824        260,235      1,016,244        776,702

Reconciling items:  intersegment revenues ................      (12,098)        (9,448)       (31,628)       (27,702)
                                                             ----------      ---------      ---------      ---------
Total consolidated .......................................   $  349,726      $ 250,787      $ 984,616      $ 749,000
                                                             ==========      =========      =========      =========

INCOME (LOSS) BEFORE INCOME TAXES
Property and casualty insurance services .................   $ (104,361)     $  42,860      $ (19,881)     $ 124,884
Financial services .......................................       17,417         14,754         51,085         42,048
Unallocated corporate loss ...............................       (6,402)        (5,946)       (19,319)       (17,848)
                                                             ----------      ---------      ---------      ---------
Total ....................................................      (93,346)        51,668         11,885        149,084

Reconciling items - intercompany dividends ...............       (1,070)        (1,070)        (3,169)        (3,169)
                                                             ----------     ----------      ---------      ---------
Total consolidated .......................................   $  (94,416)    $   50,598      $   8,716      $ 145,915
                                                             ==========     ==========      =========      =========


     The assets of the financial services segment increased by $1.3 billion at September 30, 1999 versus the amount reported at December 31, 1998 due to the growth in the loan portfolio of the Company's thrift and loan subsidiary.

NOTE F - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 1999 and 1998, respectively:

                                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                                                           ----------------------     ----------------------
                                                                              1999         1998         1999          1998
                                                                           ---------    ---------     ---------     --------
                                                                              (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

NET INCOME (LOSS) (NUMERATOR FOR BASIC EARNINGS PER SHARE)                 $ (85,913)    $ 34,187     $ (16,627)    $ 98,422
Effect of dilutive securities:
  Liquid Yield Option Notes ("LYONs")                                              -           77             -          269
                                                                           ---------     --------     ---------     --------
INCOME AVAILABLE TO COMMON STOCKHOLDERS AFTER ASSUMED
  CONVERSIONS (NUMERATOR FOR DILUTED EARNINGS PER SHARE)                   $ (85,913)    $  34,264    $ (16,627)    $ 98,691
                                                                           =========     =========    =========     ========

WEIGHTED-AVERAGE SHARES
  (DENOMINATOR FOR BASIC EARNINGS PER SHARE)                                  66,205        64,095       66,755       63,911

Effect of dilutive securities:
  Restricted stock                                                                 -         4,171            -        4,172
  Stock options                                                                    -           922            -          948
  LYONs                                                                            -           918            -          994
                                                                           ---------     ---------    ---------     --------

Dilutive potential common shares                                                   -         6,011            -        6,114
                                                                           ---------     ---------    ---------     --------
ADJUSTED WEIGHTED-AVERAGE SHARES AND ASSUMED
  CONVERSIONS (DENOMINATOR FOR DILUTED EARNINGS PER SHARE)                    66,205        70,106       66,755       70,025
                                                                           =========     =========    =========     ========


BASIC EARNINGS PER SHARE:
  Income (loss) from continuing operations                                 $   (0.92)    $    0.53    $    0.13     $   1.54
  Net loss from discontinued operations                                        (0.38)            -        (0.38)          -
                                                                           ---------     ---------    ---------     --------

                                                                           $   (1.30)    $    0.53    $   (0.25)    $   1.54
                                                                           =========     =========    =========     ========


DILUTED EARNINGS PER SHARE:
  Income (loss) from continuing operations                                 $  (0.92)     $    0.49      $   0.13    $   1.41
  Net loss from discontinued operations                                       (0.38)             -       (0.38)            -
                                                                           --------      ---------  ------------    --------

                                                                           $  (1.30)     $    0.49      $  (0.25)   $   1.41
                                                                           ========      =========  ============    ========

     For the three and nine months ended September 30, 1999, dilutive securities of 2,576,000 and 2,765,000, respectfully, were not included in diluted weighted average shares outstanding because the effect would have been antidilutive.

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

RESULTS OF OPERATIONS

     Fremont General Corporation is a nationwide insurance and financial services holding company operating select businesses in niche markets. The property and casualty insurance services business of Fremont General Corporation and its subsidiaries ("the Company") includes one of the largest underwriters of workers' compensation insurance in the nation. The Company's financial services business includes commercial and residential real estate lending, commercial finance, syndicated loans and insurance premium financing. The Company's reported assets as of September 30, 1999 were $8.5 billion. Income from continuing operations for the nine months ended September 30, 1999 was $8.4 million. Additionally, the Company recorded a net loss from discontinued insurance operations in the quarter ended September 30, 1999 of $25 million. (See Property and Casualty Insurance Services - Discontinued Operations.") The Company's business strategy includes achieving income balance and geographic diversity among its business units in order to limit its exposure to industry, market and regional concentrations. In addition, the Company seeks to expand its businesses through new business development and acquisitions. The Company's stock is traded on the New York Stock Exchange under the symbol "FMT."

SPECIAL DISCUSSION CONCERNING PROPERTY AND CASUALTY INSURANCE SERVICES RESULTS

     In the quarter ended September 30, 1999, the Company's property and casualty insurance services operation experienced a significant decrease in income before taxes from $42.9 million in the quarter ended September 30, 1998 to a loss before tax of $104.4 million in the quarter ended September 30, 1999. This decrease was the primary result of a significant decrease in the third quarter of 1999 in the Company's estimates of reinsurance recoverables on unpaid losses. This re-estimation was in recognition of a lower than actuarially predicted level of incurred losses ceded under certain reinsurance contracts that were effective January 1, 1998. These reinsurance contracts reduced the Company's net loss exposure from a historical retention of $1 million per occurrence to $50,000 per occurrence. Prior to entering into these reinsurance agreements the Company had estimated its expected gross incurred loss and loss adjustment expenses ("LAE"). Estimates of net incurred loss and LAE were then established utilizing actuarial indications based upon historical experience and other factors considered appropriate to forecast incurred losses to be ceded under these reinsurance agreements. During the quarter ended September 30, 1999 and pursuant to its regular review of incurred loss and LAE estimates, the Company observed a deterioration in these actuarial predictions. To assist the Company in its determination of loss and LAE reserve estimates as of September 30, 1999, the Company retained outside actuarial consultants who performed an independent actuarial analysis of the Company's loss and LAE reserves as of June 30, 1999. These actuarial indications were further confirmed at September 30, 1999. Based on its evaluation as of September 30, 1999 of the outside consultant's findings as well as other factors considered appropriate, the Company believes its estimates of reinsurance recoverables on unpaid losses are an adequate provision for losses ceded under reinsurance agreements. The Company emphasizes that its estimates of gross incurred loss and LAE reserves have remained stable during the nine months ended September 30, 1999.

     While the Company believes that the recorded loss and LAE reserves at September 30, 1999, including its estimates of reinsurance recoverables on unpaid losses, are an adequate provision for insured events, it understands that the establishment of appropriate reserves is an inherently uncertain process and is subject to a number of highly variable circumstances. Recent loss and LAE developments, in particular development of incurred losses ceded under reinsurance contracts, will be monitored by the Company in the fourth quarter to assess their continuity with trends observed through September 30, 1999. Therefore, in recognition of the uncertainty and volatility associated primarily with the recent ceded loss development, the Company anticipates that additional loss and LAE reserves and/or further reductions in reinsurance recoverables on unpaid losses will be necessary in the fourth quarter of 1999. The Company estimates that this could result in consolidated earnings recorded to an approximate break-even level. These actions should enable the Company to further insulate itself from uncertain adverse impacts of future events that may occur.

     The preceding discussion contains forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those anticipated in these statements as a result of certain factors including those discussed below. Our property and casualty insurance subsidiaries are required to maintain reserves to cover their ultimate liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each accounting period, including estimates of reinsurance recoverables on unpaid losses. These reserves do not represent an exact calculation of liabilities, but instead are estimates involving actuarial projections at a given time of what the Company expects the ultimate settlement and administration of claims will cost. These projections are based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability. Other factors could cause actual results to differ materially including: business conditions, severity and frequency of claims, interest rates, changes in the insurance and financial service industries and the general economy, competitive factors, price pressures, and other factors. (See "Property and Casualty Insurance Services Variability of Operating Results.")

     The following table presents information for the three and nine months ended September 30, 1999 and 1998 with respect to the Company's primary business segments.

                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                                    -------------------------    --------------------------
                                                                       1999           1998           1999           1998
                                                                    ----------     ----------     ----------     ----------
                                                                                    (THOUSANDS OF DOLLARS)

Revenues:
  Property and casualty insurance services ......................   $  244,217     $  170,488     $  696,868     $  531,257
  Financial services ............................................      105,277         79,646        286,627        216,081
  Unallocated corporate revenue .................................          232            653          1,121          1,662
                                                                    ----------     ----------     ----------     ----------
     Total ......................................................   $  349,726     $  250,787     $  984,616     $  749,000
                                                                    ==========     ==========     ==========     ==========

Income (Loss) Before Taxes:
  Property and casualty insurance services ......................   $ (104,361)    $   42,860     $  (19,881)    $  124,884
  Financial services ............................................       17,417         14,754         51,085         42,048
  Unallocated corporate loss ....................................       (7,472)        (7,016)       (22,488)       (21,017)
                                                                    ----------     ----------     ----------     ----------
     Total ......................................................   $  (94,416)    $   50,598     $    8,716     $  145,915
                                                                    ==========     ==========     ==========     ==========


     The Company generated revenues of approximately $350 million and $985 million in the three and nine months ended September 30, 1999, as compared to $251 million and $749 million for the three and nine months ended September 30, 1998. The increases in revenues are due mainly to higher workers' compensation insurance premiums in the property and casualty insurance services segment and to higher loan interest in the financial services segment. Higher workers' compensation insurance premiums were achieved primarily from new business development, and from the September 1, 1998 acquisition of UNICARE Specialty Services, Inc. ("Unicare") from Wellpoint Health Networks, Inc. (See "Property and Casualty Insurance Services Premiums.") The increase in loan interest revenue is consistent with the significant growth in the average loan portfolio of the financial services operation in the three and nine months ended September 30, 1999, as compared with the same prior year periods. (See "Financial Services.") Realized investment losses in the three and nine month periods ended September 30, 1999 were $2.2 million and $1.9 million, respectively, as compared to $139,000 and $1.1 million for the same respective periods in 1998.

     The Company posted net income (loss) from continuing operations of $(60.9) million or $(0.92) diluted earnings per share and $8.4 million or $0.13 diluted earnings per share for the three and nine months ended September 30, 1999, respectively, as compared to $34.2 million or $0.49 diluted earnings per share and $98.4 million or $1.41 diluted earnings per share for the same respective periods in 1998. Income (loss) before taxes from continuing operations for the three and nine month periods ended September 30, 1999 was $(94.4) million and $8.7 million, respectively, as compared to $50.6 million and $145.9 million for the same respective periods of 1998.

     The property and casualty insurance services operations, consisting primarily of workers' compensation insurance, posted a loss before taxes of $104.4 million and $19.9 million for the three and nine month periods ended September 30, 1999, respectively, as compared to income before taxes of $42.9 million and $124.9 million for the same respective periods in 1998. The significant decreases in income before taxes for both the three and nine months ended September 30, 1999 is due primarily to the previously discussed reductions in the estimated incurred losses ceded under certain reinsurance agreements which were effective January 1, 1998. This change in estimate resulted in an increase in the net incurred losses retained by the Company and thereby reduced income before taxes. (See "Special Discussion Concerning Property and Casualty Insurance Services Results.") The combined ratio for the three and nine month ended September 30, 1999 was 163.8% and 120.4%, respectively, as compared to 95.7% and 96.3% for the same respective periods in 1998.

     The financial services operations posted income before taxes for the three and nine months ended September 30, 1999 of $17.4 million and $51.1 million, respectively, as compared to $14.8 million and $42.0 million for the same respective periods in 1998. The increases in income before taxes are due mainly to the growth in the total average loan portfolio, offset partially by lower gains on residential real estate loan sales. The average loan portfolio of the financial services operations grew to $3.69 billion for the nine month period ended September 30, 1999, respectively, from $2.24 billion for the same respective period in 1998.

     In its regular review of strategic alternatives, management has decided to explore the possible sale of its commercial finance subsidiary, Fremont Financial Corporation. As of September 30, 1999, Fremont Financial Corporation had loans receivable of approximately $770 million, debt outstanding of approximately $660 million and equity of approximately $110 million. The Company has been periodically approached over the last several years by various financial institutions, expressing an interest in acquiring this property. At this time, management believes that if an attractive transaction can be negotiated, the proceeds from the sale of this company could be more effectively utilized in supporting Fremont General Corporation's other operations and in reducing its outstanding debt. The sale of Fremont Financial Corporation would also eliminate commercial finance loans from the product offerings of the financial services operations. (See "Financial Services.")

     Unallocated corporate revenues during the three and nine month periods ended September 30, 1999 consisted primarily of investment income, while unallocated corporate expenses consisted primarily of interest expense and general and administrative expenses. The unallocated corporate loss before taxes for the three and nine months ended September 30, 1999 was $7.5 million and $22.5 million, respectively, as compared to $7.0 million and $21.0 million for the same respective periods in 1998. The increases in unallocated corporate loss before taxes are due mainly to the effects of an increase in long-term debt and interest rates pursuant to the issuance on March 17, 1999 of $425 million of Senior Notes ("the Senior Notes") in a private placement. The Senior Notes were subsequently exchanged for notes registered under the Securities Act in a Form S-4 Registration Statement effective on May 11, 1999. (See "Liquidity and Capital Resources.") Net proceeds from the Senior Notes were used to repay all indebtedness outstanding under the Company's revolving line of credit and for general corporate purposes, including working capital. The Senior Notes carry interest rates which are higher than the revolving line of credit, and this also contributed to the increase in interest expense in the three and nine month periods ended September 30, 1999, as compared to the same prior year periods.

     Income tax expense (benefit) of $(33.5) million and $343,000 for the three and nine months ended September 30, 1999, respectively, represents effective tax rates of 35% and 4%, respectively, on income (loss) before taxes from continuing operations of $(94.4) million and $8.7 million for the same respective periods. The effective tax rate for the nine months ended September 30, 1999 is lower than the federal enacted tax rate of 35%, due mainly to the offsetting effects of higher tax rates in the financial services segment resulting from various state income taxes, and higher tax benefits in the property and casualty insurance services segment due to tax exempt investment income which further increases the property and casualty taxable loss.

PROPERTY AND CASUALTY INSURANCE SERVICES

     The following table represents information for the three and nine month periods ended September 30, 1999 and 1998 with respect to the Company's property and casualty insurance services operations:

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                                     ------------------------     -----------------------
                                                                         1999          1998          1999         1998
                                                                     -----------    ---------     ---------     ---------
                                                                                    (Thousands of dollars)

Revenues .........................................................   $  244,217     $ 170,488     $ 696,868     $ 531,257
Expenses .........................................................      348,578       127,628       716,749       406,373
                                                                     ----------     ---------     ---------     ---------
    Income (Loss) Before Taxes ...................................   $ (104,361)    $  42,860     $ (19,881)    $ 124,884
                                                                     ==========     =========     =========     =========

     PREMIUMS. Insurance premiums from the Company's property and casualty insurance services operations were $207.8 million and $575.8 million in the three and nine month periods ended September 30, 1999, as compared to $125.5 million  and  $399.0  million  for the same  respective  periods  in  1998.  The increases in premiums are due primarily to new business development and to the September 1, 1998 acquisition of Unicare. New business development was significant in the three and nine months ended September 30, 1999 totaling approximately $95 million and $370 million, respectively, in estimated annual direct premiums written. This compares to $82 million and $113 million in estimated annual direct premiums written for the same respective prior year periods. Using estimated annual premiums on policies in effect at September 30, 1999 and 1998 (referred to as "inforce premiums"), the Company's inforce premium has grown 43.2% to $982.4 million at September 30, 1999 from $685.8 million at September 30, 1998. While the growth in inforce premium is considered significant, the Company has remained conservative in its underwriting standards. This is evidenced by the fact that the $370 million is new business written in the nine months ended September 30, 1999 represents only 9.4% of the approximate $3.9 billion in estimated annual premiums submitted to the Company for underwriting consideration in the same period. This percentage is at or below the Company's historical experience. Furthermore, as discussed previously the Company's gross incurred loss estimates have remained stable over the nine months ended September 30, 1999 which the Company believes is indicative of underwriting consistency. (See "Special Discussion Concerning Property and Casualty Insurance Services Results.") The growth in inforce premium has occurred across all of the Company's geographic regions nationally. The Company has also broadened the size of premium accounts underwritten to include accounts in excess of $100,000. This has been achieved while maintaining an average premium per policy in the $14,000 range, relatively unchanged from December 31, 1998 levels.

     NET INVESTMENT INCOME. Net investment income within the property and casualty insurance services operations was slightly lower at $38.3 million and $121.5 million in the three and nine month periods ended September 30, 1999, as compared to $45.1 million and $133.3 million for the same respective periods in 1998. Higher invested assets associated with the Unicare acquisition was more than offset by higher ceded reinsurance costs and claim payments, resulting in lower average invested assets in the three and nine months ended September 30, 1999, as compared to the same respective prior year periods.

     LOSS AND LOSS ADJUSTMENT EXPENSE. The property and casualty insurance services loss and loss adjustment expenses ("LAE") were $264.7 million and $480.3 million for the three and nine month periods ended September 30, 1999, as compared to $71.4 million and $244.8 million for the same respective periods in 1998. In addition, the ratio of these losses and LAE to property and casualty insurance premiums earned ("loss ratio") was 127.4%, and 83.4% for the three and nine months ended September 30, 1999, respectively. This is compared to loss ratios of 56.8% and 61.3% for the same respective periods in 1998. The loss ratio increased significantly in the three and nine months ended September 30, 1999, as compared to the same prior year periods, due mainly to the recognition of a lower than actuarially predicted level of incurred losses ceded under certain reinsurance contracts that were effective January 1, 1998. (See "Special Discussion Concerning Property and Casualty Insurance Services Results.")

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

     POLICY ACQUISITION COSTS AND OTHER OPERATING COSTS AND EXPENSES. The ratio of policy acquisition costs and other operating costs and expenses to insurance premiums is referred to as the expense ratio, which was 32.8% and 33.5% for the three and nine month periods ended September 30, 1999, as compared to 37.8% and 33.9% for the same respective periods in 1998. The lower expense ratio for the three and nine month periods ended September 30, 1999 relative to the same respective prior year periods, was due primarily to a significant increase in the premium base in 1999 resulting from increases in new business development, as well as to the September 1, 1998 acquisition of Unicare. (See "Premiums.")

     VARIABILITY OF OPERATING RESULTS. The Company's profitability can be affected significantly by many factors including competition, the severity and frequency of claims, interest rates, legislation and regulations, court decisions, the judicial climate, and general economic conditions and trends, all of which are outside of Fremont's control. In addition, the Company's results of operations can be affected by the Company's ability to evaluate the impact of its reinsurance agreements on its results of operations. These factors have contributed, and in the future could contribute, to significant variation of results of operations in different aspects of the Company's business from quarter to quarter and year to year. The establishment of appropriate loss and LAE reserves and reinsurance recoverables on unpaid losses necessarily involves estimates, and reserve adjustments have caused significant fluctuations in operating results from year to year. (See "Special Discussion Concerning Property and Casualty Insurance Services Results.") With respect to the workers' compensation insurance business, changes in economic conditions can lead to reduced premium levels due to lower payrolls as well as increased claims due to the tendency of workers who are laid off to submit workers' compensation claims. Legislative and regulatory changes can also contribute to variable operating results for workers' compensation insurance businesses. For example, in 1995, the Company experienced the negative impact of lower premiums and lower profitability on the Company's California workers' compensation business due to increased price competition resulting from legislation enacted in California in July 1993 which, among other things, repealed the minimum rate law effective January 1, 1995. Additionally, price competition in Illinois, where the Company has a significant presence, has adversely impacted the Company's profitability, where overall average decreases of 0.2%, 7.9%, and 10.0% in advisory premium rates, which workers' compensation insurance companies in Illinois tend to follow, became effective January 1, 1999, 1998 and 1997, respectively. (See "Workers' Compensation Regulation.") During the third quarter of 1999, the Company observed a change in the competitive environment permitting the Company an opportunity to secure premium rate increases without impacting its business retention percentages. This is further evidenced by the announcement on October 29, 1999 by the Insurance Commissioner for the California Department of
Insurance that advisory pure premium rates are to be increased by 18.4% effective January 1, 2000. This percentage increase is in line with recommendations which were recently published by the Workers' Compensation Insurance Rating Bureau ("WCIRB"). The WCIRB is a California organization, licensed and designated by the California Insurance Commissioner as a rating agency, whose primary purpose is to develop advisory premium rate recommendations in California using California historical loss and LAE experience of insurers authorized to write workers' compensation insurance in the state. The Company however, cannot be certain that the perceived improvement in the competitive environment will continue.

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

     At September 30, 1999, approximately 61% of the Company's workers' compensation insurance policies inforce were in California and Illinois. Illinois began operating under an open rating system in 1982 and California began operating under such a system effective January 1, 1995. In an open rating system, workers' compensation companies are provided with advisory premium rates (expected losses and expenses) or loss costs (expected losses only) which vary by job classification. Each insurance company determines its own rates based in part upon its particular loss experience and operating costs. Insurance companies have generally set their premium rates below such advisory rates. This characteristic has resulted in continued price competition in Illinois, where overall average decreases in advisory premium rates of 0.2%, 7.9%, and 10.0% became effective January 1, 1999, 1998 and 1997, respectively. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier. The repeal of the minimum rate law has resulted in lower premiums and lower profitability on the Company's California workers' compensation insurance policies due to increased price competition. The Company has recently observed some moderation of price competition in California. This is further evidenced by the announcement on October 29, 1999 by the Insurance Commissioner for the California Department of Insurance that advisory pure premium rates are to be increased by 18.4% effective January 1, 2000. Most of the states in which Fremont writes premiums operate under some form of open rating system.

     DISCONTINUED OPERATIONS. In the quarter ended September 30, 1999 the Company incurred a net loss of $25 million to recognize the contribution of additional assets to these operations. The additional assets were considered necessary as the Company observed an increase in reported asbestos and environmental claims in excess of previous estimates. The Company's discontinued insurance operations consist primarily of assumed treaty and facultative reinsurance business that was discontinued between 1986 and 1991. In 1990, the Company established a management group to actively manage the liquidation of this business. The liabilities associated with this business are long term in duration and, therefore, the Company continues to be subject to claims being reported. Claims under these reinsurance treaties include professional liability, product liability and general liability which include environmental and asbestos claims.

FINANCIAL SERVICES

     The Company's financial services operations, which are comprised of the results of Fremont General Credit Corporation ("FGCC"), are principally engaged in commercial and residential real estate lending, commercial finance, syndicated loans (large commercial loans originated and serviced by other financial institutions) and insurance premium financing. Revenues consist primarily of interest income and to a lesser extent fees and other income. As previously discussed, the Company is exploring the possible sale of its commercial finance subsidiary. Should this sale occur, interest revenues related to commercial finance lending would be eliminated, as well as the associated interest expense and operating expenses.

     The following table presents information for the three and nine month periods ended September 30, 1999 and 1998 with respect to the Company's financial services operations:

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                                     ------------------------     -----------------------
                                                                         1999          1998          1999         1998
                                                                     -----------    ---------     ---------     ---------
                                                                                    (THOUSANDS OF DOLLARS)

Revenues .........................................................   $  105,277     $ 79,646     $ 286,627     $ 216,081
Expenses .........................................................       87,860       64,892       235,542       174,033
                                                                     ----------     ---------     ---------    ---------
    Income Before Taxes ..........................................   $   17,417    $  14,754     $  51,085     $  42,048
                                                                     ==========     =========     =========    =========


     Revenues increased 32.2 % and 32.6 % in the three and nine month periods ended September 30, 1999, respectively, as compared to the same respective periods in 1998, due primarily to greater loan interest revenue attributable to the growth in the total average loan portfolio of the financial services operation. Partially offsetting the increase in interest revenues were lower gains on the sale of residential real estate loans and lower investment income. The residential real estate loan sales are pursuant to a program, begun by the Company's real estate lending operation in 1995 and expanded in 1997, of selling certain residential real estate loans to other financial institutions. This has allowed the Company an opportunity to become more selective in its residential real estate loan portfolio, as well as to offer a broader range of residential real estate loans to its customers, primarily through independent brokers. These loan sales are made without recourse to the Company or its subsidiaries. Due to market disruption and oversupply, the Company observed that prices for these loans began to decrease in late 1998. The Company, rather than sell the loans at prices lower than what it believed was the economic benefit to be derived, began a program to retain these benefits by either retaining the loans in its portfolio or by securitizing them. On March 23, 1999, the Company's thrift issued, through a trust, its first securitization of these loans in the amount of approximately $415 million. On June 24, 1999 and September 23, 1999, additional securitizations were completed in separate trusts in the approximate amounts of $495 million and $500 million, respectively. These trusts issued notes collateralized by pools of the Company's first lien residential mortgage loans. The notes are subject to an unconditional and irrevocable guarantee of timely payment of interest and ultimate payment of loan principal provided by financial guarantee insurance policies. Servicing of the loans is being provided by third parties. The senior classes of these notes have been rated AAA by
Standard and Poor's and Aaa by Moody's. The Company will continue to monitor market conditions to determine the appropriateness of any additional securitizations.

      Income before taxes in the financial services operation was $17.4 million and $51.1 million for the three and nine month periods ended September 30, 1999, as compared to $14.8 million and $42.0 million for the same respective periods in 1998. The increases in income before taxes of 18.0 % and 21.5 % for the three and nine month periods ended September 30, 1999, respectively, was due to the previously described growth in the total average financial services loan portfolio, partially offset by lower gains on the sale of residential real estate loans.

     The following table identifies the interest income, interest expense, average interest-bearing assets and liabilities, and interest margins for the Company's financial services operations:

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                 ------------------------------------------------------------------------------
                                                                 1999                                     1998
                                                 ------------------------------------     -------------------------------------
                                                   AVERAGE                     YIELD/       AVERAGE                      YIELD/
                                                   BALANCE        INTEREST    COST (1)      BALANCE        INTEREST     COST (1)
                                                 -----------     ---------    -------     -----------     ---------     -------
                                                               (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest bearing assets (2) :

   Commercial real estate loans ..............   $ 2,020,855     $ 138,438      9.16%     $ 1,158,924     $  86,436       9.97%
   Residential real estate loans .............       614,761        50,120     10.90          404,881        28,493       9.41
   Commercial finance loans ..................       525,558        42,761     10.88          400,242        35,958      12.01
   Syndicated loans ..........................       472,247        31,586      8.94          216,973        16,631      10.25
   Insurance premium finance loans ...........        59,419         4,709     10.60           61,402         5,252      11.44
   Investments ...............................       177,133         6,812      5.14          225,110         9,229       5.48
                                                 -----------     ---------                -----------     ---------
   Total interest bearing assets .............   $ 3,869,973     $ 274,426      9.48%     $ 2,467,532     $ 181,999       9.86%
                                                 ===========     =========                ===========     =========

Interest bearing liabilities:
   Time deposits .............................   $ 2,006,256     $  79,839      5.32%     $ 1,281,927     $  55,105       5.75%
   Savings deposits ..........................       643,327        23,922      4.97          360,189        14,052       5.22
   Debt with banks ...........................       590,385        23,179      5.25          232,361        11,420       6.57
   Securitization obligation .................       332,657        13,791      5.54          283,602        13,142       6.20
   Debt from affiliates ......................       113,718         5,833      6.86           53,932         2,453       6.08
   Other .....................................        35,707         2,403      9.00            1,458            37       3.39
                                                 -----------     ---------                -----------     ---------
   Total interest bearing liabilities ........   $ 3,722,050     $ 148,967      5.35%     $ 2,213,469     $  96,209       5.81%
                                                 ===========     =========                ===========     =========

Net interest income ..........................                   $ 125,459                                $  85,790
                                                                 =========                                =========
Net yield ....................................                                  4.33%                                     4.65%

-----------------
(1)Annualized
(2)Average loan balances include non-acccrual loan balances

     The margin between the Company's interest income and cost of funds decreased in the nine months ended September 30, 1999 as compared to the same period of 1998, due primarily to the combined effects of a decrease in the net yields on commercial real estate and commercial finance loans. Additionally, increases in the level of syndicated loans, which generally carry lower net yields, has also contributed to the decline in net yields.

     LOANS RECEIVABLE AND RESERVE ACTIVITY. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:

                                                               SEPTEMBER 30,             DECEMBER 31,
                                                                   1999                      1998
                                                           ---------------------     ---------------------
                                                                           % OF                      % OF
                                                              AMOUNT       TOTAL        AMOUNT       TOTAL
                                                           -----------     -----     -----------     -----
                                                               (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Term loans:
  Commercial and residential real estate loans .........   $ 2,564,718       69%     $ 2,110,301       70%
  Syndicated loans .....................................       409,414       11          168,170        6
  Commercial finance loans .............................       129,973        3          168,040        5
  Insurance premium finance loans ......................        63,203        2           58,563        2
                                                           -----------     -----     -----------     -----
    Total term loans ...................................     3,167,308       85        2,505,074       83
                                                           -----------     -----     -----------     -----


Revolving loans:
  Commercial finance loans .............................       423,445       11          317,468       11
  Syndicated loans .....................................       133,535        4          191,980        6
                                                           -----------     -----     -----------     -----
    Total revolving loans ..............................       556,980       15          509,448       17
                                                           -----------     -----     -----------     -----
    Total loans ........................................     3,724,288      100        3,014,522      100
Less allowance for possible loan losses ................        68,141        2           56,346        2
                                                           -----------     -----     -----------     ----
    Loans receivable ...................................   $ 3,656,147       98%     $ 2,958,176       98%
                                                           ===========     =====     ===========     =====


     The following table illustrates the maturities of the Company's loans receivable:

                                                               MATURITIES AT SEPTEMBER 30, 1999
                                                  -----------------------------------------------------------
                                                    1 TO 24         25 - 60         OVER 60
                                                     MONTHS          MONTHS          MONTHS          TOTAL
                                                  -----------     -----------     -----------     -----------
                                                                    (THOUSANDS OF DOLLARS)

Term loans -- variable rate ...................   $ 1,119,853     $   896,346     $   723,747     $ 2,739,946
Term loans -- fixed rate ......................       122,933          83,878         220,551         427,362
Revolving loans -- variable rate ..............       540,487          10,986           5,507         556,980
                                                  -----------     -----------     -----------     -----------
            Total .............................   $ 1,783,273     $   991,210     $   949,805     $ 3,724,288
                                                  ===========     ===========     ===========     ===========


     The Company monitors the relationship of fixed and variable rate loans and interest bearing liabilities in order to minimize interest rate risk.

     During 1997, the Company began originating both commercial and residential real estate loans outside of California. The Company intends to seek portfolio growth outside of California in order to achieve greater geographic diversity in its loan portfolio and thereby lessen the Company's exposure to regional economic conditions. The total amount of commercial and residential real estate loans outstanding on properties located outside of California at September 30, 1999 was $885.2 million and $361.6 million, respectively.

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

      The  following   table   describes  the  asset   classifications,   loss
experience and reserve reconciliation of the financial services operation as of or for the periods ended as shown below:

                                                                                   SEPTEMBER 30,
                                                                           ---------------------------
                                                                             1999            1998
                                                                           -----------     -----------
                                                                             (THOUSANDS OF DOLLARS,
                                                                                EXCEPT PERCENTS)

Non-accrual loans ......................................................   $    28,506     $    23,947
Accrual loans 90 days past due .........................................         2,654           1,617
Real estate owned ("REO") ..............................................         9,570           8,568
                                                                           -----------     -----------
Total non-performing assets ............................................   $    40,730     $    34,132
                                                                           ===========     ===========

Beginning allowance for possible loan losses ...........................   $    56,346     $    44,402
Provision for loan losses ..............................................        16,780           9,405
Reserves established with portfolio acquisitions .......................           542             777
Charge-offs:
          Commercial and residential real estate loans .................         1,487           1,071
          Commercial finance loans .....................................         2,858           1,282
          Syndicated loans .............................................         1,300               -
          Insurance premium finance loans ..............................            75             117
                                                                           -----------     -----------
          Total charge-offs ............................................         5,720           2,470
                                                                           -----------     -----------
Recoveries:
          Commercial and residential real estate loans .................           126             457
          Commercial finance loans .....................................            52             116
          Syndicated loans .............................................             -               -
          Insurance premium finance loans ..............................            15              25
                                                                           -----------     -----------
          Total recoveries .............................................           193             598
                                                                           -----------     -----------
Net charge-offs ........................................................         5,527           1,872
                                                                           -----------     -----------
Ending allowance for possible loan losses ..............................   $    68,141     $    52,712
                                                                           ===========     ===========


Allocation of allowance for possible loan losses:
          Commercial and residential real estate loans .................   $    48,087     $    38,340
          Commercial finance loans .....................................        10,242          11,769
          Syndicated loans .............................................         9,272           2,132
          Insurance premium finance loans ..............................           540             471
                                                                           -----------     -----------
          Total allowance for possible loan losses .....................   $    68,141     $    52,712
                                                                           ===========     ===========

Total loans receivable .................................................   $ 3,724,288     $ 2,514,041
Average total loans receivable .........................................   $ 3,692,840     $ 2,242,422
Net charge-offs to average total loans receivable (annualized) .........          0.20%           0.11%
Non-performing assets to total loans receivable ........................          1.09%           1.36%
Allowance for possible loan losses to total loans receivable ...........          1.83%           2.10%
Allowance for possible loan losses to non-performing assets ............        167.30%         154.44%
Allowance for possible loan losses to non-accrual
          loans and accrual loans 90 days past due .....................        218.68%         206.20%


     Non-performing assets increased 19.3% to $40.7 million at September 30, 1999 from $34.1 million at September 30, 1998, and is considered consistent with the 48.1% increase in total loans receivable to $3.72 billion at September 30, 1999 from $2.51 billion at September 30, 1998.

     The higher provision for loan losses in the nine month period ended September 30, 1999, as compared to the same prior year period, is also consistent with the overall increase in total loans receivable. The Company continues to experience low loan loss experience as evidenced by the continued low ratio of net charge-offs to average total loans receivable. The Company's low loan loss experience is further evidenced by the decrease in the ratio of non-performing assets to total loans receivable in the preceding table. The Company's ratio of the allowance for possible loan losses to non-accrual loans and accrual loans 90 days past due increased to 218.68 % from 206.20% for the nine month periods ended September 30, 1999 and 1998, respectively, thereby increasing the coverage of these non-performing assets by the allowance for possible loan losses.

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

     During the nine months ended September 30, 1999, the Company experienced a change in the unrealized gain (loss) on investments from an unrealized gain of $59.8 million at December 31, 1998 to an unrealized loss of $57.8 million at September 30, 1999. The $117.6 million decrease resulted primarily from an increase in market interest rates during the period which had the effect of lowering the fair value of the Company's fixed rate investment portfolio. (See Note B of Notes to Consolidated Financial Statements on Form 10-Q.)

LIQUIDITY AND CAPITAL RESOURCES

     The property and casualty insurance operations must have cash and liquid assets available to meet their obligations to policyholders in accordance with contractual obligations, in addition to having the funds available to meet ordinary operating costs. These operations have several sources of funds to meet their obligations, including cash flow from operations, recoveries from reinsurance contracts and investment securities. By statute, the majority of the cash from these operations is required to be invested in investment grade securities to provide protection for policyholders. The Company invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's investment portfolio had an unrealized gain (loss) of $(57.8) million and $59.8 million at September 30, 1999 and December 31, 1998, respectively.

     The Company's thrift and loan subsidiary, which is principally engaged in commercial and residential real estate lending, syndicated loans and insurance premium financing, finances its lending activities primarily through customer deposits, which have grown to $3.19 billion at September 30, 1999 from $2.13 billion at December 31, 1998. In addition, this subsidiary is eligible for financing through the Federal Home Loan Bank of

San Francisco ("FHLB"). This financing is available at varying rates and terms. As of September 30, 1999, approximately $342 million was available under the facility of which $229.5 million was outstanding. In October 1999, the Company's thrift and loan subsidiary established a warehouse financing facility with a bank that will be used to finance certain residential real estate loans held for ultimate cash sale or securitization. This facility permits borrowings up to $200 million with a variable interest rate of LIBOR plus 0.375%

     The Company's commercial finance operation funds its lending activities primarily through its asset securitization program, an unsecured revolving line of credit with a syndicated bank group and its capital. The asset securitization program was established to provide a stable and cost effective source of funds to facilitate the expansion of this business. As of September 30, 1999, an aggregate $235 million senior series and an aggregate $39 million subordinated series of asset-backed certificates were outstanding. The interest rate on the certificates, set monthly, ranged from LIBOR plus 0.23% to LIBOR plus 0.95% at September 30, 1999. The securities issued in this program have a scheduled maturity of two to four years, but could mature earlier depending on fluctuations in outstanding balances of loans in the portfolio and other factors. As of September 30, 1999, up to $265 million in additional publicly offered asset-backed certificates may be issued pursuant to a shelf registration statement to fund future growth in the commercial finance portfolio. In December 1995, a commercial paper facility was established as part of the asset securitization program. This facility, which expires in December 2000, provides for the issuance of up to $150 million in commercial paper, dependent upon the level of assets within the asset securitization program. As of September 30, 1999, $64 million of commercial paper at face value was outstanding under this facility. The commercial finance operation's unsecured revolving line of credit is with a syndicated bank group that presently permits borrowings of up to $419 million, which includes a revolving credit facility of $350 million and a term loan of $69 million. The revolving credit facility converts to a term loan in August 2000, with ultimate maturity of the term loan in September 2002. The term loan matures July 2001. This facility is also used to finance certain syndicated loans. The balance outstanding at September 30, 1999 of the revolving credit facility and the term loan was $303 million, with a weighted average interest rate of 5.77%. This credit line is primarily used to finance assets which are not included in the Company's asset securitization program. As previously discussed, the Company is exploring the possible sale of the commercial finance subsidiary. Should this sale occur, the debt associated with this subsidiary would be eliminated. (See "Financial Services.")

     As a holding company, Fremont General pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, management fees paid by its subsidiaries and dividends paid by its subsidiaries. Stockholders' dividends declared aggregated $16.3 million and $15.3 million for the nine month periods ended September 30, 1999 and 1998, respectively. Several of the Company's subsidiaries are subject to certain statutory and regulatory restrictions and various agreements, principally loan agreements, that restrict their ability to distribute dividends to the Company. The Company expects that during the next few years dividends from its subsidiaries will consist of dividends from its property and casualty insurance subsidiaries and dividends on preferred stock of its thrift and loan holding company. The maximum amount available for payment of dividends by the property and casualty insurance subsidiaries during 1999, without prior regulatory approval, is approximately $235.3 million.

     To facilitate general corporate operations, the Company maintains a revolving line of credit with a syndicated bank group that permits borrowings of up to $300 million. At September 30, 1999, $62 million was outstanding under this facility. This credit facility expires in June 2003. On March 17, 1999,
Fremont General Corporation issued $425 million of Senior Notes consisting of $200 million of 7.70% Senior Notes due 2004 and $225 million of 7.875% Senior Notes due 2009. Net proceeds from the Senior Notes were used to repay all indebtedness outstanding under the revolving line of credit and for general corporate purposes, including working capital. The Senior Notes were offered in a private placement to qualified institutional buyers and a limited number of institutional accredited investors. The Company subsequently filed a Registration Statement on Form S-4, which was declared effective by the Securities and Exchange Commission on May 11, 1999, in connection with an exchange offer by the Company and the issuance of an equal principal amount of exchange notes upon tender of the initial $425 million of Senior Notes. The exchange notes consist of $200 million of 7.70% Series B Senior Notes due 2004 and $225 million of 7.875% Series B Senior Notes due 2009. The form and terms of the exchange notes are substantially identical to those of the initial notes, except that the exchange notes have been registered under the Securities Act and therefore, do not bear legends restricting their transfer and are not entitled to registration rights or additional interest as did the initial notes. As of June 11, 1999, the closing date for the exchange offer, all outstanding Senior Notes had been exchanged for Series B Senior Notes. The exchange notes evidence the same debt as the initial notes and both the initial notes and the exchange notes are governed by the same indenture.

     During 1998, an aggregate $21.0 million principal amount at maturity of Liquid Yield OptionTM Notes due October 12, 2013 (Zero Coupon-Subordinated) ("LYONs") were converted into 809,000 shares of the Company's Common Stock. The effect of these conversions was an increase in stockholders' equity and a decrease in long-term debt of $10 million. During the first nine months of 1999, an aggregate $3.7 million principal amount at maturity of LYONs were converted into 141,000 shares of the Company's Common Stock. The effect of these conversions was an increase in stockholders' equity and a decrease in long-term debt of $1.7 million.

     Net cash used in operating activities was $182.4 million and $119.8 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in net cash used in operating activities was due primarily to a decrease in net income; the effect of the net loss from discontinued operations; increases in premiums receivable and agents' balances; increases in policy acquisition costs deferred, net of amortization; and a decrease in the change in other assets, net of other liabilities. Partially offsetting these conditions was a significantly lower decline in claims and policy liabilities; an increase in the provision for deferred income taxes; an increase in the provision for loan losses; and a decrease in the net amortization on fixed maturity investments. The increase in premiums receivable and policy acquisition costs deferred is consistent with the significant growth in insurance premiums earned. (See "Property and Casualty Insurance Services - Premiums.") The significant decrease in the change in other assets, net of other liabilities, is due mainly to the payment of certain accrued operating expenses including payments under various incentive compensation plans, as well as a decrease in other liabilities resulting from the tax benefits recorded in the quarter ended September 30, 1999. Additionally, the recognition of approximately $58 million in residual interest receivable in connection with the securitizations of certain residential real estate loans originated by the Company contributed to the decrease in the change in other assets, net of other liabilities. (See "Financial Services.")

     Net cash used in investing activities increased to $893.0 million from $328.2 million in the nine months ended September 30, 1999 and 1998, respectively. The increase in net cash used in investing activities was due mainly to significant increases in loan originations, net of loan repayments and bulk sales of loans. The increase in loan originations is consistent with the overall increase in loans receivable to $3.72 billion at September 30, 1999 from $2.51 billion at September 30, 1998. Additionally, included in receipts from repayments of loans and bulk sales of loans is $1.4 billion in residential real estate loans sold through securitizations. Partially offsetting the increase in net cash used in investing activities is the September 1, 1998 acquisition of Unicare which required funds in the nine month period ended September 30, 1998. Investment securities sold, matured, or called, net of purchases and short-term investment activity remained relatively flat in the nine months ended September 30, 1999 as compared to the same prior year period.

     Net cash provided by financing activities was $1.24 billion and $535.9 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in net cash provided by financing activities was due primarily to an increase in thrift deposits and an increase in the proceeds from long-term and short-term debt, net of repayments. Partially offsetting these increases is a net increase in deferred compensation plans which served to decrease cash provided by financing activities and resulted primarily from the Company's Common Stock buyback program initiated by the Company in July 1999. The increase in thrift deposits was used to support the growth in the Company's financial services loan portfolio. The increase in net proceeds from long-term and short-term debt was due primarily to a net increase in borrowings under the Company's thrift and loan financing facility with the FHLB, offset partially by a lower net utilization of the Company's revolving line of credit in the commercial finance operation. Additionally, there was an increase in net long-term debt resulting from Fremont General Corporation's issuance on March 17, 1999 of $425 million of Senior Notes, and the use of a majority of the proceeds in the repayment of all the indebtedness under Fremont General Corporation's revolving line of credit.

     The amortized cost of the Company's invested assets was $2.05 billion and $2.33 billion at September 30, 1999 and December 31, 1998, respectively. The invested assets are down modestly at September 30, 1999, as compared to December 31, 1998, due mainly to decreases in invested assets resulting from cash requirements within the Company's property and casualty insurance services operation, as well as payments under various incentive compensation plans.

     The Company's property and casualty premium to surplus ratio for the year ended December 31, 1998 was 1.0 to 1, which is within industry guidelines. The FDIC has established certain capital and liquidity standards for its member institutions, and the Company's thrift and loan subsidiary was in compliance with these standards as of September 30, 1999.

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

The following discussion establishes the extent of work performed, or to be performed, and results obtained as of November 10, 1999 in addressing the impact of the Year 2000 Problem on the above-described areas.

OFFICE FACILITIES AND EQUIPMENT:
     The Company has evaluated all of its telephone systems to determine the extent of any Year 2000 Problems. Substantially all of the Company's telephone systems have been rendered Year 2000 compliant.

     Regarding the Company's leased facilities, we have inquired from facility owners the extent of any Year 2000 Problems (if any) as they relate to the elevator, air conditioning/heating, and other utility systems in these facilities. The Company has evaluated representations rendered by these facility owners for most of the Company's leased facilities. Based on the representations received through November 10, 1999, the Company anticipates no significant disruption from these various facility-related systems due to the Year 2000 Problem. Further, with respect to the Company's owned facilities, an evaluation of the extent of any Year 2000 Problems relating to these facilities' utility and elevator systems has been made and no significant disruptions (if any) to the Company's operations from these systems are anticipated.

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

     In its property and casualty insurance services operation, the Company has surveyed its largest agents and producers. As of November 10, 1999, the majority of those surveyed have responded and the Company has evaluated these responses. Based on these evaluations, the Company does not anticipate a significant disruption to its insurance premium revenues resulting from a Year 2000 Problem effecting its agents and producers.

INTERNAL COMPUTER SYSTEMS:

     As of November 10, 1999, substantial Year 2000 compliance has been achieved across all of the Company's operations. The Company's computer-based systems ("Systems") supporting the property and casualty insurance operations, financial services operations, administrative systems (personnel, payroll and accounting) and treasury systems (cash management and investment portfolio management) have all been rendered substantially Year 2000 compliant.

     Within the financial services segment, substantially all operations utilize application Systems that are vendor supported. All current application Systems are substantially Year 2000 compliant. Additionally, these application Systems have been tested internally to validate their Year 2000 compliance, with no significant errors identified or left unresolved.

     With regard to the property and casualty insurance services operation, the Company developed an action plan in 1996 to render its workers' compensation Systems Year 2000 compliant. Based on an evaluation of the progress made as of November 10, 1999, the Company believes that its Systems that support its operations are substantially Year 2000 compliant (including testing). The property and casualty insurance operation will be moving onto new Systems that will, after full implementation, be the workers' compensation operation's new nationwide claims and policy handling platform. The costs incurred by the Company in completing these Year 2000 initiatives have not had a material impact on the Company's results of operations. (Inception to September 30, 1999 costs of $4.6 million, of which $4.5 million was incurred through December 31, 1998.)

     Regarding administrative and back-office operations, the Company believes that its personnel, payroll, accounting, and treasury Systems are Year 2000 compliant. The Company has tested these Systems with no significant errors identified or left unresolved.

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

     Management of the Company continues to monitor the progress of its Year 2000 compliance initiatives and will continue to allocate resources necessary to resolve significant Year 2000 Problems as they are identified. Based on the progress of the work performed through November 10, 1999, the Company anticipates that its office facilities and equipment; key business partners, vendors and other suppliers; major customers; and internal computer systems are substantially Year 2000 compliant. For all mission critical Systems, the Company has developed appropriate contingency plans in the event an unanticipated Year 2000 Problem occurs.

RISK FACTORS:

     Due to the dependence of the Company's property and casualty insurance services and financial services businesses on computer technology to operate its businesses, and the dependence of the insurance and financial services industries on computer technology, the nature and impact of Year 2000 processing failures on the Company's businesses could be material. The Company believes its mission critical Systems are substantially Year 2000 compliant at September 30, 1999. The Company cannot assure you that its Year 2000 compliance efforts will be successful even though these compliance efforts were completed in a timely manner. It is difficult to predict with certainty what will happen in connection with the Year 2000 Problem after December 31, 1999. Despite the Company's best efforts to mitigate and remediate its Year 2000 Problem, if key business partners, vendors and other suppliers, facility owners, or customers have over-estimated their own Year 2000 readiness, or been less than truthful or forthcoming in their Year 2000 readiness disclosure, the Company will be forced to implement certain of its contingency plans, and may be jeopardized with respect to its own Year 2000 compliance status. In this scenario, it is possible that the Company may experience unfavorable business factors and expenditures in excess of budget which could result in a negative effect on results of operations in one or all of the Company's businesses, depending upon the specific nature of the problem or problems.

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

SAFE HARBOR STATEMENT (FORWARD LOOKING STATEMENTS AND YEAR 2000 READINESS DISCLOSURE)

     Except for historical information contained herein, statements in this Year 2000 Readiness Disclosure statement are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Such risks include, among others, the negative impact on the Company's financial results which could result from the inability of any of the named parties or organizations, or other unnamed parties or organizations, to become Year 2000 compliant by December 31, 1999. For more complete information concerning factors which could affect the Company's financial results, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company's Quarterly Reports on Form 10-Q for each of the quarters ending March 31, 1999 and June 30, 1999 and other reports the Company has filed with the Securities and Exchange Commission. Statements in this Year 2000 Readiness Disclosure are intended to, in all respects, comport with and meet the requirements of the Y2K Disclosure Act, which became effective on October 19, 1998 (the "Act"), and to provide the fullest extent of the safe harbor protections provided under the Act.


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

Item 3:           Defaults Upon Senior Securities.
                  None.

Item 4:           Submission of Matters to a Vote of Security Holders.
                  None.

Item 5:           Other Information.
                  None.

Item 6:           Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K

     (a) Exhibits.

     EXHIBIT NO.                           DESCRIPTION
     ----------       ----------------------------------------------------------

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
                      (Incorporated   by

     EXHIBIT NO.                           DESCRIPTION
     ----------       ----------------------------------------------------------

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

        10.1(d) Amendment Number Three to the Fremont General Corporation Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.1 (c) to the Registrant's Quarterly Report on form 10-Q, for the period ended September 30, 1998, Commission File Number 1-8007.)

     EXHIBIT NO.                           DESCRIPTION
     ----------       ----------------------------------------------------------




       10.1(e) Amendment Number Four to the Fremont General Corporation Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.1 (d) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

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

     EXHIBIT NO.                           DESCRIPTION
     ----------       ----------------------------------------------------------


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

       10.7(b) First Amendment to the Fremont General Corporation Senior Supplemental. (Incorporated by reference to Exhibit 10.7
                      (b) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

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

      10.13(a) Exhibit A to the Fremont General Corporation Employee Benefits Trust ("Grantor Trust") dated September 7, 1995 between the Company and Merrill Lynch Trust Company of California.

     EXHIBIT NO.                           DESCRIPTION
     ----------       ----------------------------------------------------------

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

         10.19 Amended and Restated Credit Agreement among Fremont General Corporation, Various Lending Institutions, and The Chase Manhattan Bank, as Administrative Agent, Dated as of August 1, 1997 and amended and restated as of June 30, 1999. (Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999.)
         10.20 Credit Agreement $15,000,000 by and among Merrill Lynch Trust Company of California as trustee for the Fremont General Corporation Employee Stock Ownership Trust. The Plan Committee (hereinafter described) on behalf of the Fremont General Corporation Employee Stock Ownership Plan, Fremont General Corporation, and First Interstate Bank of California August 10, 1995. (Incorporated by reference to Exhibit (10)(viii) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995.)

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

     EXHIBIT NO.                           DESCRIPTION
     ----------       ----------------------------------------------------------

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


FREMONT GENERAL CORPORATION



Date:  November 15, 1999               /s/    LOUIS J. RAMPINO
                                       -----------------------------------------
                                       Louis J. Rampino, President,
                                       Chief Operating Officer and Director






Date: November 15, 1999                /s/    JOHN A. DONALDSON
                                       -----------------------------------------
                                       John A. Donaldson, Senior Vice President,
                                       Controller and Chief Accounting Officer

                                 EXHIBIT INDEX


     EXHIBIT NO.                           DESCRIPTION
     ----------       ----------------------------------------------------------

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
                      (Incorporated   by

     EXHIBIT NO.                           DESCRIPTION
     ----------       ----------------------------------------------------------

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



        10.1(d) Amendment Number Three to the Fremont General Corporation Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.1 (c) to the Registrant's Quarterly Report on form 10-Q, for the period ended September 30, 1998, Commission File Number 1-8007.)

     EXHIBIT NO.                           DESCRIPTION
     ----------       ----------------------------------------------------------

       10.1(e) Amendment Number Four to the Fremont General Corporation Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.1 (d) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

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

     EXHIBIT NO.                           DESCRIPTION
     ----------       ----------------------------------------------------------

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

       10.7(b) First Amendment to the Fremont General Corporation Senior Supplemental. (Incorporated by reference to Exhibit 10.7
                      (b) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

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

      10.13(a) Exhibit A to the Fremont General Corporation Employee Benefits Trust ("Grantor Trust") dated September 7, 1995 between the Company and Merrill Lynch Trust Company of California.

     EXHIBIT NO.                           DESCRIPTION
     ----------       ----------------------------------------------------------

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

         10.19 Amended and Restated Credit Agreement among Fremont General Corporation, Various Lending Institutions, and The Chase Manhattan Bank, as Administrative Agent, Dated as of August 1, 1997 and amended and restated as of June 30, 1999. (Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999.)

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

     EXHIBIT NO.                           DESCRIPTION
     ----------       ----------------------------------------------------------


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