Form 10-K
period 1999-12-31
FREMONT GENERAL CORP
filed 2000-03-30
CIK 38984

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2000:

                 COMMON STOCK, $1.00 PAR VALUE -- $329,095,000

     The number of shares outstanding of each of the issuer's classes of common stock as of February 29, 2000:

               COMMON STOCK, $1.00 PAR VALUE -- 70,032,000 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the proxy statement for the 2000 annual meeting of stockholders are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FREMONT GENERAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Item 1.       Business....................................................    1
Item 2.       Properties..................................................   26
Item 3.       Legal Proceedings...........................................   26
Item 4.       Submission of Matters to a Vote of Security Holders.........   26

                                    PART II
Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................   27
Item 6.       Selected Financial Data.....................................   28
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   29
Item 7(a).    Quantitative and Qualitative Disclosures About Market
              Risk........................................................   50
Item 8.       Financial Statements and Supplementary Data (Index to
              Consolidated Financial Statements and Financial Statement
              Schedules on Page 56).......................................   50
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................   50

                                    PART III
Item 10.      Directors and Executive Officers of the Registrant..........   51
Item 11.      Executive Compensation......................................   51
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................   51
Item 13.      Certain Relationships and Related Transactions..............   51

                                    PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................   52

ITEM 1. BUSINESS

     The following business section contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those projected in these forward looking statements as a result of certain risks and uncertainties, including those factors set forth in this "Item 1. Business" section and elsewhere in this Form 10-K including, but not limited to, "Competition," "Reinsurance Ceded," "Loss and Loss Adjustment Expense Reserves," "Analysis of Loss and Loss Adjustment Expense Development," "Investment Portfolio," "Competition," "Discontinued Operations," "Regulation," "Risk Factors," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

GENERAL

     Fremont General Corporation is an insurance and financial services holding company operating select businesses nationally in niche markets. The reported assets of Fremont General Corporation and its subsidiaries ("Fremont" or "the Company") as of December 31, 1999 were $8.0 billion. The Company incurred a loss before taxes from continuing operations of $66.3 million in the year ended December 31, 1999, resulting entirely from losses recognized within the Company's property and casualty insurance segment. (See "Property and Casualty Insurance Operation.") Additionally, Fremont recorded a net loss from discontinued operations of $25 million which resulted primarily from a deterioration in the Company's estimated reserves for asbestos and environmental claims. (See "Discontinued Operations.")

     Fremont's business strategy includes achieving income balance and geographic diversity among its business units in order to limit its exposure to market and regional concentrations. The Company's business strategy also includes growing its business through new business development and acquisitions. The Company's stock is traded on the New York Stock Exchange under the symbol "FMT".

     The Company's businesses are managed within two reportable segments: property and casualty insurance and financial services. Revenues from these segments are derived from two basic financial products; policies of insurance (property and casualty insurance), and loans (financial services). They are managed separately and use different pricing, distribution, and operating methods. Fremont evaluates the performance of its reportable segments based on income before taxes using accounting policies which are the same as those described in the summary of significant accounting policies. (See Note A of Notes to Consolidated Financial Statements.) Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that Fremont does not allocate to its segments.

     Substantially all of Fremont's property and casualty insurance operation is represented by the underwriting of workers' compensation insurance policies, which are distributed primarily through non-exclusive independent insurance agents and brokers nationwide. The Company's property and casualty insurance segment posted income (loss) before taxes of $(116.2) million, $169.2 million and $144.7 million for the years ended December 31, 1999, 1998 and 1997, respectively, on revenues of $984.6 million, $729.7 million and $738.1 million for the same respective periods. Fremont's financial services operation consists of operating units that conduct collateralized lending activities on a national basis. Lending activities included: commercial and residential real estate lending; commercial working capital lines of credit ("commercial finance"); the Company's interest in large syndicated commercial loans originated and serviced by other financial institutions ("syndicated loans"); and insurance premium financing. In December 1999, the Company discontinued its commercial finance lending activities through the sale on December 20, 1999 of Fremont Financial Corporation, a commercial finance subsidiary, to FINOVA Capital Corporation, a subsidiary of The FINOVA Group, Inc. for approximately $708 million in cash including the refinancing and assumption of existing debt. (See "Financial Services Operation.") The financial services business is developed through independent loan brokers, the Company's own marketing representatives and referrals from various financial intermediaries and financial institutions. Fremont's financial services operation earned $79.9 million, $55.5 million and $42.3 million in income before taxes for the years ended December 31, 1999, 1998 and 1997, respectively, on revenues of $411.6 million, $297.5 million and $232.3 million for the same respective periods. (See Note O of Notes to Consolidated Financial Statements.)

     Fremont's workers' compensation insurance business currently has premium volume concentrated in California, Illinois, and to a lesser degree, Alaska, Arizona, Colorado, Indiana, Michigan, New Jersey, Texas and Wisconsin. For the year ended December 31, 1999, these states collectively accounted for over 80% of the Company's premium. At December 31, 1999, the Company had premiums inforce in forty-five states and the District of Columbia. The Company ranked as the seventh largest writer in direct premiums of workers' compensation insurance in the United States for the year ended December 31, 1998, according to A.M. Best. Additionally, for the year ended December 31, 1998, Fremont was ranked by A.M. Best in the top five writers of direct workers' compensation insurance premiums in Alaska, Arizona, California, Idaho, Illinois and Montana. For the years ended December 31, 1999, 1998, and 1997, the Company had workers' compensation insurance premiums earned of $831 million, $551 million, and $571 million, respectively. Over the last five years, the Company has focused on creating a broad national platform upon which to build its businesses, while providing geographic diversity to mitigate potential fluctuations in earnings from cyclical downturns in various regional economies. (See "Property and Casualty Insurance Operation" and "Risk Factors.") A.M. Best rates the Company's workers' compensation insurance subsidiaries on a pool basis as "B++" (Very Good). This rating represents a change of one notch from "A-", announced by A.M. Best on March 1, 2000, and resulted from both company specific issues, as well as to their general concerns relating to workers' compensation market conditions in California. (See "Competition.") The "B++" rating remains in A.M. Best's "Secure" range, which indicates that A.M. Best has evaluated the Company as having a good ability to meet its ongoing obligations to policyholders. A "B++" rating is A.M. Best's fifth highest rating category out of fifteen rating categories ranging from "A++" (Superior) to "F" (In Liquidation).

     Fremont's financial services operation originates loans and purchases interests in syndicated bank loans on a national basis through its California-chartered thrift and loan subsidiary, Fremont Investment & Loan. The Company, to a lesser degree, purchases pools of loans from time to time that meet its new loan origination underwriting guidelines. Fremont's lending is done primarily on a senior and secured basis and it seeks to minimize its credit exposure through conservative loan underwriting and appropriate loan to collateral valuations and cash flow coverages. The Company continues to focus on loan origination by broadening its existing distribution channels and creating new distribution channels. The outstanding loan portfolio of Fremont's financial services operation has grown from $1.4 billion at December 31, 1995 to $3.1 billion at December 31, 1999. In addition, the Company had residential real estate loans of approximately $1.3 billion under three securitizations at December 31, 1999 which are not included in the Company's balance sheet. (See "Financial Services Operation -- Residential Real Estate Lending.")

     After the sale of the Company's commercial finance subsidiary in December 1999, Fremont's remaining lending activities include commercial and residential real estate lending, syndicated loans and insurance premium financing. Commercial real estate loans are originated and purchased primarily for the Company's own portfolio and are secured mainly by first mortgages on income-producing properties. Residential real estate loans are originated and purchased for the Company's own portfolio, for securitization and for resale to other financial institutions. The residential real estate loans are generally secured by first deeds of trust on single-family residences. Syndicated loans represent Fremont's interest in large syndicated commercial loans which are originated and serviced by other financial institutions. These loans are senior obligations of the borrowers and are secured by substantially all of the assets of the borrower. Insurance premium financing represents the financing of property and casualty insurance premiums for small businesses and is secured by the unearned premiums of the underlying insurance policies. (See "Financial Services Operation.")

     By engaging in geographically diverse businesses nationwide, the Company believes it has provided opportunities for growth in its revenues. Since the year ended December 31, 1995 to the year ended December 31, 1999, the Company's revenues grew at a compound annual rate of approximately 11% to $1.4 billion for 1999. The Company's book value increased to $731 million at December 31, 1999 from $498 million at December 31, 1995.

     Management believes that ownership of Fremont's common stock by employees has been an important element in the Company's success by enabling the Company to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive and motivation to such individuals to promote the success of the Company. As of December 31, 1999, officers and directors of the Company, their families and the Company's benefit plans beneficially owned approximately 37% of the Company's outstanding common stock.

     Fremont General Corporation, a Nevada corporation, was incorporated in 1972. Its corporate office is located at 2020 Santa Monica Boulevard, Suite 600, Santa Monica, California 90404 and its phone number is (310) 315-5500.

PROPERTY AND CASUALTY INSURANCE OPERATION

     Fremont Compensation Insurance Group, Inc., through its subsidiaries ("Fremont Comp"), underwrites workers' compensation insurance, and had premiums inforce in forty-five states and the District of Columbia as of December 31, 1999. Over the last five years, the Company's focus on creating a broad national platform through acquisitions and new business development has resulted in Fremont Comp becoming one of the largest workers' compensation insurers in the United States. Fremont Comp continues to underwrite a significant amount of its premiums in California and Illinois. Using Fremont Comp's estimated annual premiums on policies in effect at December 31, 1999, 1998 and 1997 (referred to as "inforce premium"), the percentage of Fremont Comp's inforce premium in California and Illinois totaled 60%, 65%, and 61%, respectively. Fremont Comp also has significant premium volume in Alaska, Arizona, Colorado, Indiana, Michigan, New Jersey, Texas and Wisconsin. These states collectively accounted for 23%, 23% and 27% of Fremont Comp's inforce premium at December 31, 1999, 1998 and 1997, respectively. A.M. Best rates the Company's workers' compensation insurance subsidiaries on a pool basis as "B++" (Very Good).

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

     Premiums. Workers' compensation insurance premiums are based upon the policyholder's payroll and the nature of their business and may be affected significantly by changes in general economic conditions which impact employment and wage levels, as well as by government regulation. Insurance premiums are also subject to supervision and regulation by the state insurance authority in each state. Most of the states in which Fremont Comp does business, including California and Illinois, operate under an open rating system. Generally, in an open rating system, workers' compensation insurers are provided with advisory premium rates (expected losses and expenses) or loss costs (expected losses only) which vary by job classification. Each insurance company sets its base rates to reflect its particular loss experience and operating costs. These rates are then modified to reflect individual risk characteristics and other expenses in determining a final premium rate. (See "Regulation -- Insurance
Regulation -- Workers' Compensation Regulation.")

     Underwriting and Loss Control. Prior to insuring a workers' compensation policy, Fremont Comp's underwriting department reviews the employer's prior loss experience, safety record, credit history, operations and employment classifications. Fremont Comp generally avoids industries and businesses involving hazardous conditions or high exposure to multiple injuries resulting from a single occurrence. Fremont Comp targets accounts that appear to have a strong work ethic among employees, long-term employees, and a genuine interest in the adoption of and adherence to loss control standards. Fremont Comp's primary market is small to medium sized employers. The average policy size, using inforce premium at December 31, 1999, was $13,642 with approximately 76,000 policies issued.

     Fremont Comp's loss control department participates in the initial underwriting process and also provides ongoing services to policyholders based on individual needs and potential risk exposure. In the initial underwriting phase, the underwriter will review both the loss experience and description of operations and, where there is a concern about the potential hazards or claim trends, a loss control consultant may be requested to pre-screen the account prior to policy issuance. This pre-screening process may involve meeting with the employer's management to assess the extent to which management is committed to safety in the workplace, surveying the employer's operations, reviewing past loss patterns and evaluating the safety program.

     After the policy is issued, the loss control department provides service calls to the insured based on both regulatory requirements and specific needs to assist the employer in developing and maintaining safety programs and procedures, reviews periodic loss reports, identifies weaknesses in the employer's loss prevention programs and assists in correcting these weaknesses. In some states, loss control must target those employers who have high loss ratios and/or experience modifications, and provide specific services to assist in accident prevention. Accident and claim records maintained by Fremont Comp are also reviewed by the loss control department and service calls may be initiated when adverse claim trends develop. Any insured who requests loss control service is provided this service free of charge. Accident prevention services include physical surveys for hazard recognition, safety program evaluation, loss trend analysis and employee training.

     Policyholders' Dividends. Since 1995, Fremont Comp's workers' compensation insurance policies have generally been written as non-participating and, therefore, do not include provisions for the insurer to declare and pay dividends to a policyholder after the expiration of the policy. (See "Regulation -- Workers' Compensation Regulation.")

     Claims Administration. Fremont Comp's policy is to settle valid claims promptly and to work closely with policyholders to return injured workers to their jobs quickly, while avoiding litigation if possible. Claims personnel communicate frequently with policyholders, injured employees and medical providers. Fremont Comp's policy is to control the number of cases assigned to its claims personnel, to identify and investigate questionable claims and to produce early and cost-effective case settlements of valid claims. As part of its "zero tolerance" program, Fremont Comp refuses to settle any claim that it believes to be fraudulent without a comprehensive investigation.

     Fremont Comp's litigation management is an integral part of its claim cost control process. Fremont Comp utilizes in-house lawyers and hearing representatives, where statutes permit, who understand the complex administrative system and handle all aspects of the litigation process. Outside counsel are also used when the unique aspects of a claim warrant it.

     Fremont Comp provides early return-to-work programs for injured workers and aggressively pursues the containment of medical costs. Utilizing Fremont Comp's team-based medical management, claims examiners and registered nurses work with the health care provider to return the injured worker to good health and back to work. Fremont Comp's claims personnel utilize a network of directly-contracted preferred providers, who have unique experience in industrial medicine, to control costs. Fremont Comp also provides medical bill review to evaluate compliance to state fee schedules and medical peer review panels to obtain detailed evaluation of treatment protocols designed to return injured workers to their jobs as quickly as possible.

     Competition. The insurance industry is characterized by competition on the basis of price and service. Service considerations include loss control and claims administration, the ability to respond promptly to agents and brokers, and commission schedules for agents and brokers. The repeal of the California minimum rate law, effective January 1, 1995, has resulted in increased price competition which has adversely affected the Company's results of operations for its workers' compensation insurance business in California. In Illinois, price competition has also impacted the Company's results of operations. The advisory premium rates in Illinois, which are established by the National Council on Compensation Insurance and which workers' compensation insurance companies in Illinois tend to follow, increased 1.2% effective January 1, 2000 as opposed to decreases of 0.2% and 7.9% effective January 1, 1999 and 1998, respectively. (See "Regulation -- Insurance Regulation.") Beginning in the second half of 1999, however, Fremont Comp observed a lessening of price competition in its primary regions of California and Illinois. More recently, in January 2000, Fremont

Comp experienced weighted average renewal premium rate increases of 26% and 14% in California and Illinois, respectively, and Fremont Comp's total inforce premiums for all regions combined remained in excess of $1 billion at January 31, 2000. It is uncertain however, whether the observed lessening in the competitive environment and Fremont Comp's ability to increase premium rates will continue. Over the past several years, Fremont Comp has also observed a reduction in the number of competitors resulting from the consolidation of companies into other entities, companies who are forced to terminate underwriting activities through regulatory actions by state insurance authorities, as well as from companies electing to reduce or discontinue the writing of workers' compensation insurance in certain jurisdictions. (See "Risk Factors.")

     Fremont Comp expanded its workers' compensation operation through the acquisition on August 1, 1997 of Industrial Indemnity Holdings, Inc. ("Industrial"), which underwrites workers' compensation insurance in most western states. Although the acquisition of Industrial, and the acquisition of Illinois-based Casualty Insurance Company ("Casualty") on February 22, 1995, have provided Fremont Comp with major market positions in several states outside of California, based on the competitive nature of the insurance industry and the inherent risks associated with Fremont Comp entering into a new geographic market, there can be no assurance that Fremont Comp will continue to maintain its market share in the future.

     Marketing. Fremont Comp primarily markets its workers' compensation insurance policies through more than 2,800 non-exclusive independent insurance agents and brokers, many of whom have been associated with Fremont Comp for more than 15 years. At December 31, 1999, the ten largest agents accounted for approximately 18.5% of Fremont Comp's workers' compensation insurance premiums. The largest producer accounted for 3.9%.

     As part of its September 1, 1998 acquisition of UNICARE Specialty Services, Inc. ("Unicare") from Wellpoint Health Networks, Inc. ("Wellpoint"), Fremont Comp formed a strategic joint marketing partnership with Wellpoint. Under this program, a Fremont Comp workers' compensation insurance policy is integrated with Wellpoint's non-occupational benefit programs, such as group medical and non-occupational disability coverage ("the integrated product"). This integrated product is marketed through approximately 1,800 agents, who are part of Wellpoint's life and health product distribution system.

     Fremont Comp also markets group insurance programs, which allow trade associations and small businesses within an industry to pool their workers' compensation insurance premium dollars and maximize their purchasing power. These group insurance programs include customized safety programs that address issues specific to an industry or association.

     Reinsurance Ceded. Reinsurance is ceded primarily to reduce the liability on individual risks and to protect against catastrophic losses. Fremont Comp follows the industry practice of reinsuring a portion of its risks. For this coverage, Fremont Comp pays the reinsurer a portion of the premiums received on all covered policies.

     Fremont Comp maintains excess of loss reinsurance treaties with various reinsurers. Under the workers' compensation reinsurance treaties in effect as of and for the year ended December 31, 1999, various reinsurers assumed liability for up to a maximum of $399,950,000 of loss and certain allocated loss adjustment expenses in excess of $50,000 per loss occurrence. Effective January 1, 2000, these reinsurance limits were reduced. Currently, Fremont Comp's excess of loss reinsurance for new and renewal workers' compensation insurance policies with effective dates of January 1, 2000 or after assumes liability for up to a maximum of $399,000,000 of loss and certain allocated loss adjustment expenses in excess of $1,000,000 per loss occurrence. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Property and Casualty Insurance Operation -- Premiums.") Although reinsurance makes the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded, it does not legally discharge an insurer from its primary liability for the full amount of the policy liability. All of the foregoing reinsurance is with non-affiliated reinsurers. The Company believes that the terms of its reinsurance contracts are consistent with industry practice and, based on its understanding of the reinsurers' financial condition and reputations in the reinsurance marketplace, that its reinsurers are financially sound. Fremont Comp encounters disputes from time to time with its reinsurers, which, if not settled, are typically resolved in arbitration.

     Most of Fremont Comp's treaties are for annual terms. However, for the specific treaties which became effective January 1, 1998 and under which the reinsurers assume liability for loss and certain allocated loss adjustment expense that exceeds $50,000 per occurrence, up to a maximum of $950,000, the terms were for a period of two years, and expired December 31, 1999.

     In general, the reinsurance agreements are of the treaty variety and cover all underwritten risks of types specified in the treaties. As of December 31, 1999, Gerling Global Reinsurance Corporation of America, Reliance Insurance Company, Great Southern Insurance Company and United States Fire Insurance Company were the only reinsurers that accounted for more than 10% of the Company's total reinsurance recoverables on paid and unpaid losses.

     On February 28, 2000, Fremont Comp reached an agreement with one of its reinsurers, Reliance Insurance Company ("Reliance"), to settle all obligations between Fremont Comp and Reliance under a contract of reinsurance which was in effect for the period January 1, 1998 through December 31, 1999. The reinsurance treaty afforded Fremont Comp coverage for loss and certain loss adjustment expense that exceeded $100,000 per occurrence, up to a maximum of $150,000. Under the terms of the settlement agreement, Fremont Comp will receive in excess of $100 million in cash and will no longer have any involvement with the Reliance workers' compensation reinsurance programs brokered for Reliance by Unicover Managers, Inc. In recognition of this settlement, Fremont recorded a charge to its operating results in the quarter ended December 31, 1999 of approximately $48.8 million after taxes, consisting primarily of the adjustment necessary to bring the estimated unpaid reinsurance recoverables under the reinsurance contract to a present value basis at December 31, 1999. The Company anticipates this charge to be mitigated through future investment income earned on the cash to be received under the agreement. The cash payment is expected to be made to Fremont Comp on or shortly after the effective date of the agreement, which is anticipated by the end of the first quarter of 2000.

     The Company evaluated the adequacy of the expected cash settlement under the Reliance settlement agreement through an independent actuarial analysis of the expected losses and allocated loss adjustment expenses to be paid under the Reliance reinsurance contract after December 31, 1999. A range of expected loss payments was estimated and then discounted to a present value basis using investment yields considered appropriate. Based on these indications, the cash settlement is within the range of present values. The Company believes that the cash settlement coupled with the estimated future investment income earned from these proceeds, will approximate the future loss and allocated loss adjustment expense payments that would have been reinsured and paid by Reliance under the reinsurance contract. Based on the results of this evaluation, the Company believes the net effect of this transaction will be economically neutral.

     Medical Malpractice Insurance. Fremont's medical malpractice insurance operation underwrote primarily standard professional liability insurance on a "claims made" basis, through non-exclusive independent brokers mainly in California. On January 1, 1998, the Company entered into reinsurance and assumption agreements with a reinsurer whereby substantially all of the assets and liabilities related to the medical malpractice policies were ceded to the reinsurer. These reinsurance agreements are part of several other agreements which collectively resulted in the sale of Fremont's medical malpractice operation effective January 1, 1998. The effect on operations from these agreements was not material, and revenue and operating income from medical malpractice operations were not significant in 1997.

     Operating Data. Set forth below is certain information pertaining to Fremont's property and casualty insurance business as determined in accordance with generally accepted accounting principles ("GAAP") for the years indicated. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of certain of this information.)

                                                      YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------
                                       1999         1998        1997        1996        1995
                                     ---------    --------    --------    --------    --------
                                              (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Net premiums earned................  $ 831,005    $552,078    $601,183    $486,860    $606,917
Net investment income and
  other(1).........................    122,140     148,040     102,645      92,254      85,912
Underwriting profit (loss).........   (238,318)     21,195      42,022      25,339      (2,820)
Income (loss) before taxes.........   (116,178)    169,235     144,667     117,593      83,092
  Loss ratio.......................       92.7%       60.8%       64.7%       68.9%       76.0%
  Expense ratio....................       31.6%       34.5%       27.5%       25.9%       24.5%
  Policyholders' dividend ratio....        4.4%        0.9%        0.8%         --          --
                                     ---------    --------    --------    --------    --------
          Total combined ratio.....      128.7%       96.2%       93.0%       94.8%      100.5%
                                     =========    ========    ========    ========    ========

---------------
(1) Includes net realized investment gains (losses), other revenues and interest expense.

     Statutory Combined Ratio. The following table reflects the combined ratios of Fremont's workers' compensation insurance business determined in accordance with statutory accounting practices, together with the workers' compensation industry-wide combined ratios after policyholders' dividends, as compiled by A.M. Best, for the years indicated.

                                                          YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                                1999         1998       1997       1996    1995
                                            -------------    -----      -----      ----    -----
Workers' Compensation:
  Company.................................          120.0%   113.4%(2)   96.6%(3)  97.9%   100.1%(4)
  Industry(1).............................  not available    107.6%     100.7%     99.7%    97.0%

---------------
(1) Nationwide statutory combined ratio information for the workers' compensation insurance industry for 1995 through 1998 is from A.M. Best's Aggregates & Averages, Property-Casualty (1996 through 1999 editions).

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

     Premium-to-Surplus Ratio. Regulatory authorities regard the premium-to-surplus ratio as an important indicator of operating leverage. A lower ratio indicates a greater ability on the part of an insurer to withstand abnormal loss experience. Guidelines established by the National Association of Insurance Commissioners ("NAIC") provide that a property and casualty insurer's premium-to-surplus ratio is satisfactory if it is below 3 to 1.

     The following table sets forth the Company's consolidated ratio of net property and casualty premiums written during the period to policyholders' surplus on a statutory basis at the end of the period, for the periods indicated, including a proforma result for the 1999 year had the previously discussed Reliance reinsurance settlement been recognized on a statutory basis:

                                                                        YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------
                                                    PROFORMA
                                                    1999(1)      1999     1998(2)    1997(3)      1996     1995(4)
                                                    --------   --------   --------   --------   --------   --------
                                                                 (THOUSANDS OF DOLLARS, EXCEPT RATIOS)
Net premiums written during the year..............  $896,833   $896,833   $644,218   $820,532   $473,123   $683,711
Policyholders' surplus at end of year.............   508,000    562,879    646,828    548,280    399,893    299,408
Ratio.............................................       1.8x       1.6x       1.0x       1.5x       1.2x       2.3x

---------------
(1) Since the Reliance reinsurance settlement was not executed until February 28, 2000, the effect of this settlement was not recognized in the Company's statutory results for the year ended December 31, 1999. The proforma premium-to-surplus ratio represents the estimated ratio had the Reliance reinsurance settlement been recognized in the statutory results for the year ended December 31, 1999.

(2) Includes net written premium for Unicare for the period January 1, 1998 through August 31, 1998, which was prior to the Company's acquisition of Unicare on September 1, 1998.

(3) Includes net written premium for Industrial for the period January 1, 1997 through July 31, 1997, which was prior to the Company's acquisition of Industrial on August 1, 1997.

(4) Includes net written premium for Casualty for the period January 1, 1995 through February 21, 1995, which was prior to the Company's acquisition of Casualty on February 22, 1995.

     Loss and Loss Adjustment Expense Reserves. In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer's payment of that loss. To recognize liabilities for future unpaid losses, insurers establish reserves, which are balance sheet liabilities, representing estimates of future amounts needed to pay claims with respect to insured events that have occurred. Reserves are also established for loss adjustment expense reserves ("LAE") representing the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process. Associated with the liabilities for future unpaid losses and LAE are estimates of reinsurance recoverables related to these future unpaid losses and LAE, which are reported on the balance sheet as assets.

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

     Loss reserves and reinsurance recoverables on unpaid losses are revalued periodically using a variety of actuarial and statistical techniques for producing current estimates of expected claim costs and reinsurance recoveries. Claim frequency and severity and other economic and social factors are considered in the re-evaluation process. A provision for inflation in the calculation of estimated future claim costs and reinsurance recoverables is implicit since reliance is placed on both actual historical data, which reflect past inflation, and on other factors which are judged to be appropriate modifiers of past experience. Adjustments to loss reserves and reinsurance recoverables are reflected in operating results for the periods to which they are made.

     Reconciliation of Loss and Loss Adjustment Expense Reserves. The following table shows the GAAP reconciliation of the estimated liability for loss and LAE for Fremont's property and casualty insurance subsidiaries (excluding discontinued operations) and the effect on income for each of the three years indicated.

                  RECONCILIATION OF RESERVES FOR LOSS AND LAE

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 1999         1998         1997
                                                              ----------   ----------   ----------
                                                                     (THOUSANDS OF DOLLARS)
Reserves for loss and LAE, net of reinsurance recoverable,
  at beginning of year......................................  $1,597,116   $1,809,395   $1,010,886
Incurred loss and LAE:
  Provision for insured events of the current year, net of
     reinsurance............................................     677,756      348,897      441,524
  Increase (decrease) in provision for insured events of
     prior years, net of reinsurance........................      92,767      (13,447)     (52,323)
                                                              ----------   ----------   ----------
          Total incurred loss and LAE.......................     770,523      335,450      389,201
Payments:
  Loss and LAE, net of reinsurance, attributable to insured
     events of:
       Current year.........................................    (296,039)    (245,177)    (253,323)
       Prior years..........................................    (576,320)    (590,197)    (386,469)
                                                              ----------   ----------   ----------
          Total payments....................................    (872,359)    (835,374)    (639,792)
                                                              ----------   ----------   ----------
          Subtotal..........................................   1,495,280    1,309,471      760,295
Liability for loss and LAE for companies acquired during the
  year......................................................          --      287,645    1,049,100
                                                              ----------   ----------   ----------
Reserves for loss and LAE, net of reinsurance recoverable,
  at end of year............................................   1,495,280    1,597,116    1,809,395
Reinsurance recoverable for loss and LAE, at end of year....     939,477      701,002      353,928
                                                              ----------   ----------   ----------
Reserves for loss and LAE, gross of reinsurance recoverable,
  at end of year............................................  $2,434,757   $2,298,118   $2,163,323
                                                              ==========   ==========   ==========

     Analysis of Loss and Loss Adjustment Expense Development. The following table shows the cumulative amount paid, net of reinsurance recoveries, against the previously recorded liability, net of reinsurance recoverables, at the end of each succeeding year and the cumulative development of the estimated net liability for the ten years ending December 31, 1999. Conditions and trends that have affected the development of these net reserves and net payments in the past will not necessarily recur in the future. Accordingly, management does not believe that it is appropriate to use this cumulative history to project future performance.

     The re-estimated net liability portion of the following table shows the year-by-year development of the previously estimated net liability at the end of each succeeding year. The re-estimated net liabilities are increased or decreased as more information becomes known about the frequency and severity of claims for individual years. The increases or decreases are reflected in the current year's operating earnings. Each column shows the net reserve held at the indicated calendar year-end and cumulative data on re-estimated net liabilities for the year and all prior years making up those calendar year-end net liabilities. The effect on income of the charge (credit) during the current period (i.e., the difference between the estimated net liability at December 31 and the net liability estimated one year later) is shown in the previous table above for each of the three most recent years as "Increase (decrease) in provision for insured events of prior years, net of reinsurance".

     CHANGES IN HISTORICAL RESERVES FOR LOSS AND LAE FOR THE LAST TEN YEARS

                       GAAP BASIS AS OF DECEMBER 31, 1999

                                                                    YEAR ENDED DECEMBER 31,
                                   -----------------------------------------------------------------------------------------
                                     1989       1990       1991       1992       1993       1994        1995         1996
                                   --------   --------   --------   --------   --------   --------   ----------   ----------
                                                                    (THOUSANDS OF DOLLARS)
Reserves for Loss and LAE, net of
 reinsurance recoverable.........  $647,559   $652,284   $627,103   $633,394   $644,190   $610,510   $1,185,706   $1,010,886
Net reserve re-estimated as of:
 One year later..................   636,039    624,953    668,107    629,268    626,956    611,892    1,186,456      958,563
 Two years later.................   607,253    647,959    660,729    615,747    633,333    632,397    1,116,673      955,644
 Three years later...............   607,492    638,879    651,482    621,348    641,166    644,485    1,116,103      978,872
 Four years later................   599,052    627,194    654,403    626,174    659,968    641,581    1,096,712
 Five years later................   593,527    631,165    659,050    685,517    656,549    698,045
 Six years later.................   596,808    634,628    717,517    681,811    698,918
 Seven years later...............   600,646    675,661    714,447    720,800
 Eight years later...............   630,176    672,560    747,198
 Nine years later................   627,227    694,387
 Ten years later.................   646,381
Net cumulative redundancy
 (deficiency)....................     1,178    (42,103)  (120,095)   (87,406)   (54,728)   (87,535)      88,994       32,014
Cumulative amount of reserve
 paid, net of reserve recoveries,
 through:
 One year later..................   226,101    245,777    257,951    240,552    236,774    241,667      401,980      386,469
 Two years later.................   374,876    403,105    419,638    402,048    392,237    397,640      662,943      607,273
 Three years later...............   461,366    495,707    521,729    499,924    484,474    495,825      812,174      714,248
 Four years later................   514,890    550,404    583,013    558,935    545,574    548,109      883,106
 Five years later................   547,535    585,094    623,022    600,071    580,503    577,367
 Six years later.................   567,871    608,802    652,990    624,813    599,414
 Seven years later...............   583,580    629,321    670,625    637,967
 Eight years later...............   597,623    641,031    680,387
 Nine years later................   605,926    646,969
 Ten years later.................   609,778
Net reserve -- December 31,......
Reinsurance recoverable..........
Gross reserve -- December 31,....
Net re-estimated reserve.........
Re-estimated reinsurance
 recoverable.....................
Gross re-estimated reserve.......
Gross cumulative redundancy
 (deficiency)....................

                                         YEAR ENDED DECEMBER 31,
                                   ------------------------------------
                                      1997         1998         1999
                                   ----------   ----------   ----------
                                          (THOUSANDS OF DOLLARS)
Reserves for Loss and LAE, net of
 reinsurance recoverable.........  $1,809,395   $1,597,116   $1,495,280
Net reserve re-estimated as of:
 One year later..................   1,795,948    1,689,883
 Two years later.................   1,745,340
 Three years later...............
 Four years later................
 Five years later................
 Six years later.................
 Seven years later...............
 Eight years later...............
 Nine years later................
 Ten years later.................
Net cumulative redundancy
 (deficiency)....................      64,055      (92,767)
Cumulative amount of reserve
 paid, net of reserve recoveries,
 through:
 One year later..................     590,197      576,320
 Two years later.................     895,834
 Three years later...............
 Four years later................
 Five years later................
 Six years later.................
 Seven years later...............
 Eight years later...............
 Nine years later................
 Ten years later.................
                                   ----------   ----------   ----------
Net reserve -- December 31,......  $1,809,395   $1,597,116   $1,495,280
Reinsurance recoverable..........     353,928      701,002      939,477
                                   ----------   ----------   ----------
Gross reserve -- December 31,....  $2,163,323   $2,298,118   $2,434,757
                                   ==========   ==========   ==========
Net re-estimated reserve.........  $1,745,340   $1,689,883
Re-estimated reinsurance
 recoverable.....................     508,358      727,899
                                   ----------   ----------
Gross re-estimated reserve.......  $2,253,698   $2,417,782
                                   ==========   ==========
Gross cumulative redundancy
 (deficiency)....................  $  (90,375)  $ (119,664)
                                   ==========   ==========

     The Company regularly reviews its reserving techniques, overall reserve position and its reinsurance estimates. In light of present facts and current legal interpretations, management believes that adequate provision has been made for loss reserves and for reinsurance recoverables. In making this determination, management has considered its claims experience to date, loss development history for prior accident years, estimates of future trends of claims frequency and severity, and various external factors such as judicial theories of liability. (See "Risk Factors.")

     In 1999, the Company increased its net loss and LAE reserves for 1998 and prior accident years by $92.8 million. The increase resulted primarily from the combined effect of a lower than expected level of reinsurance recoveries than had been actuarially predicted, coupled with the effect on the 1998 accident year of the Company's recognition of the settlement agreement with Reliance under a reinsurance treaty that expired December 31, 1999. (See "Reinsurance Ceded.") While the prior years' development during calendar year 1999 was comprised primarily of adjustments to reinsurance recoverables on unpaid losses, the Company has observed for its primary regions relative stability in its workers' compensation gross loss and allocated loss adjustment expense ratios derived from the actuarial indications of reserves for loss and allocated loss adjustment expense, gross of reinsurance recoverables.

     With regard to the lower than expected reinsurance recoveries, in the third and fourth quarters of 1999, the Company lowered its estimate of reinsurance recoverables on unpaid losses for the 1998 accident year by approximately $49 million. This re-estimation was in recognition of a lower than actuarially predicted level of incurred loss ceded under certain reinsurance contracts that were in effect from January 1, 1998 through December 31, 1999. These reinsurance contracts reduced Fremont Comp's net loss exposure from a historical retention of $1 million per occurrence to $50,000 per occurrence. Prior to entering into these reinsurance agreements the Company had estimated its expected gross incurred loss and LAE. Estimates of net incurred loss and LAE were then established utilizing actuarial indications based upon historical experience and other factors considered appropriate to forecast incurred losses to be ceded under these reinsurance agreements. During the third quarter of 1999 and pursuant to its regular review of net incurred loss and LAE estimates, the Company observed a deterioration in these net loss and LAE estimates as compared to the actuarial predictions. To assist the Company in its determination of net loss and LAE reserve estimates, the Company retained outside actuarial consultants who performed an independent actuarial analysis of the Company's net loss and LAE reserves as of June 30, 1999. These actuarial indications were reaffirmed at September 30, 1999 and further re-evaluated by the independent outside actuaries at December 31, 1999, which resulted in the Company's recognition of the deterioration in reinsurance recoverables in the third and fourth quarters of 1999. Based on the Company's review of these actuarial indications and consequent recognition of the deterioration in estimated reinsurance recoverables on the 1998 accident year, the Company believes its estimates of reinsurance recoverables on unpaid losses are an adequate provision for loss recoveries under reinsurance agreements. (See "Reinsurance Ceded.")

     Also contributing to the increase in 1999 to the Company's net loss and LAE reserves for the 1998 and prior accident years is $26 million in lower reinsurance recoverables on the 1998 accident year pursuant to a settlement agreement entered into February 28, 2000 between the Company and Reliance under a reinsurance contract that was in effect from January 1, 1998 through December 31, 1999. Under the settlement agreement, Fremont Comp is to receive in excess of $100 million in cash and will no longer have any involvement with Reliance under the reinsurance contract. The Company evaluated the adequacy of the expected cash settlement under the agreement through an independent actuarial analysis of the expected loss and allocated loss adjustment expenses to be paid under the Reliance reinsurance contract after December 31, 1999. A range of expected loss payments was estimated and then discounted to a present value basis using investment yields considered appropriate. Based on these indications, the cash settlement is within the range of present values. The $26 million decrease in reinsurance recoverables represents primarily the adjustment necessary to bring the estimated reinsurance recoverables relating to the 1998 accident year under the reinsurance contract with Reliance to a present value basis at December 31, 1999. (See "Reinsurance Ceded.")

     In 1998, Fremont decreased its net loss and LAE reserves for 1997 and prior accident years by $13.4 million. This decrease resulted primarily from the combined effect of a decrease to 1997 and prior accident year loss and LAE reserves under certain assigned risk plans that Fremont Comp is required to participate in, and an increase in the discount established for certain accident and health permanent disability and death reserves. (See "Regulation -- Insurance Regulation" and Note A of Notes to Consolidated Financial Statements.)

     In 1997, Fremont decreased its net loss and LAE reserves for 1996 and prior accident years by $52.3 million. This reserve decrease related primarily to loss and LAE reserves on workers' compensation policies written in Fremont Comp's midwest region and represents the recognition of a decrease in the frequency of reported claims on the 1996 and 1995 accident years. Additionally, the Company's management believes that its implementation of more effective claims handling procedures in the midwest region contributed to the reduction in LAE reserves on the 1996 and prior accident years during calendar year 1997.

     Fremont Comp acquired Casualty on February 22, 1995. This acquisition provided Fremont Comp a significant presence in several midwestern states, primarily Illinois. By the end of 1995, the Company observed a significant reduction in the frequency of reported claims on the 1995 accident year as compared to Casualty's historical experience prior to 1995. Also during 1995, Fremont Comp had been active in assimilating the operations of Casualty into its existing operating environment, which included, among other things, implementing more effective claims handling procedures. Therefore, the Company could not determine with certainty whether or not the observed lower frequency in reported claims was a one-time event occurring as a result of these changes in claims handling procedures. In 1997, Fremont observed the continued trend in lower reported claim experience on the 1996 and 1995 accident years, which also had been confirmed in the industry through an evaluation of industry data. Appropriate reserve adjustments were, therefore, made by the Company in 1997 in recognition of this confirmed trend in lower loss experience on the 1996 and 1995 accident years for the midwest region. Fremont is not able to determine with certainty the specific cause or causes of increases and decreases in claims experience that led to these changes in reserves but has reached its own conclusion based on a review of its internal data and a subjective evaluation of external factors. The previous discussion is a summary of the principal considerations that the Company evaluated in determining workers' compensation insurance reserves adjustments in 1997.

INVESTMENT PORTFOLIO

     Fremont manages its investments internally. The following investment portfolio information reflects the Company's continuing property and casualty insurance and financial services operations.

     The following table reflects the amortized cost and fair value of fixed maturity investments and non-redeemable preferred equity securities by major category, all of which are held as available for sale, as well as the amortized cost and fair value of cash and short-term investments on the dates indicated.

                                                  DECEMBER 31, 1999         DECEMBER 31, 1998
                                               -----------------------   -----------------------
                                               AMORTIZED       FAIR      AMORTIZED       FAIR
                                                  COST        VALUE         COST        VALUE
                                               ----------   ----------   ----------   ----------
                                                            (THOUSANDS OF DOLLARS)
Available for sale:
  United States Treasury securities and
     obligations of other US government
     agencies and corporations...............  $   64,601   $   64,467   $   87,615   $   89,328
  Obligations of states and political
     subdivisions............................     139,559      132,138      240,067      247,222
  Redeemable preferred stock.................      80,127       73,800       38,035       38,306
  Mortgage-backed securities.................     344,649      326,993      355,747      369,246
  Corporate securities
     Banks...................................     136,401      125,996       79,398       83,993
     Financial...............................     179,600      166,623      195,937      198,624
     Transportation..........................          --           --       27,211       30,149
     Industrial..............................     513,784      501,212      573,575      589,904
                                               ----------   ----------   ----------   ----------
          Total..............................   1,458,721    1,391,229    1,597,585    1,646,772
  Non-redeemable preferred stock.............     407,903      369,103      489,714      500,376
                                               ----------   ----------   ----------   ----------
          Total..............................  $1,866,624   $1,760,332   $2,087,299   $2,147,148
                                               ==========   ==========   ==========   ==========
Short-term investments.......................  $  410,457   $  410,457   $  222,719   $  222,719
Cash.........................................      65,102       65,102       79,875       79,875

     As of December 31, 1999, substantially all of the investments in the portfolio were rated investment grade by Standard and Poor's, Moody's, Duff and Phelps and Fitch's rating services. Of these investments, 79% were rated A or higher, 20% were rated BBB and 1% were rated BB. As of December 31, 1999, these investment securities had an approximate fair value of $1.8 billion, which was lower than amortized cost by approximately $106 million. Fremont does not currently plan or intend to invest in securities rated below investment grade. In 1999, portions of the corporate securities financial sector were reclassified to the banks sector.

     The following table reflects average amortized cost of investment assets of the Company for the periods indicated.

                                                                  YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            1999           1998           1997
                                                         -----------    -----------    -----------
                                                          (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Average investment assets..............................  $2,260,957     $2,345,464     $1,970,602
                                                         ==========     ==========     ==========
Investment yield earned on investment assets:
  Excluding realized gains and losses..................        7.52%          8.25%          7.68%
  Including realized gains and losses..................        7.37%          8.23%          7.58%

     Fremont has designated its entire portfolio as investments that would be available for sale in response to changing market conditions, liquidity requirements, interest rate movements and other investment factors. At December 31, 1999 and 1998, the Company held securities having an amortized cost of $1.867 billion and $2.087 billion, respectively, as available for sale. (See Notes A and C of Notes to Consolidated Financial Statements.)

     The following table sets forth maturities in the fixed maturity investment portfolio at December 31, 1999:

                                                              AMORTIZED
                                                                 COST       PERCENTAGE
                                                              ----------    ----------
                                                               (THOUSANDS OF DOLLARS,
                                                                  EXCEPT PERCENTS)
One year or less............................................  $   57,793         4%
Over 1 year through 5 years.................................     126,604         9
Over 5 years through 10 years...............................     138,990         9
Over 10 years...............................................     790,685        54
Mortgage-backed securities..................................     344,649        24
                                                              ----------       ---
          Totals............................................  $1,458,721       100%
                                                              ==========       ===

FINANCIAL SERVICES OPERATION

     The operations of the financial services segment are consolidated within Fremont General Credit Corporation, which is engaged in collateralized lending to businesses and individuals nationwide through its California-chartered thrift and loan subsidiary, Fremont Investment & Loan ("the thrift"). The Company's financial services loan portfolio as of the dates indicated is summarized in the following table by loan type.

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
                                                                 (THOUSANDS OF DOLLARS)
Commercial real estate loans...........................  $2,332,880    $1,561,145    $1,046,441
Residential real estate loans..........................     388,297       549,400       380,126
Syndicated loans.......................................     331,705       360,150       146,790
Premium finance loans..................................      64,596        58,319        54,257
Commercial finance loans...............................          --       485,508       400,475
                                                         ----------    ----------    ----------
Loans receivable before allowance for possible loan
  losses...............................................   3,117,478     3,014,522     2,028,089
Less allowance for possible loan losses................     (56,494)      (56,346)      (44,402)
                                                         ----------    ----------    ----------
  Loans receivable, net................................  $3,060,984    $2,958,176    $1,983,687
                                                         ==========    ==========    ==========

  Commercial Real Estate Lending

     The commercial real estate lending operation of Fremont currently consists of more than 600 loans. The Company originates commercial real estate loans nationwide primarily through independent loan brokers and through its own marketing representatives. The origination of commercial real estate loans are generally held for the Company's own portfolio. There were $217 million in commercial real estate loans sold to other financial institutions in 1999, representing approximately 14% of origination volume in 1999, and no loans were sold in 1998 or 1997. Commercial real estate loan origination volume grew 61% to $1.54 billion in 1999 from $959 million in 1998. The commercial real estate loan portfolio grew to $2.33 billion or 74.8% of the Company's financial services loan portfolio at December 31, 1999 from $1.56 billion or 49.4% of the financial services loan portfolio at December 31, 1998.

     The commercial real estate loan originations are primarily secured by first mortgages on income-producing properties in California and, to a lesser degree, Illinois, Texas and many other states. The real estate securing these loans include a wide variety of property types including office, retail, industrial, multi-family and mixed-use properties. Loans include short-term bridge facilities for the rehabilitation and lease-up of existing properties, as well as five to ten year permanent loans and single tenant loans. The majority of the commercial real estate loans originated are adjustable rate loans and generally range in loan size between $1 million and $15 million. As of December 31, 1999, the average loan size was $3.5 million and the average loan-to-value ratio was 65.3%, using the most current available appraised values and current balances outstanding. At December 31, 1999, the Company had 8 non-performing commercial real estate loans totaling approximately $14.4 million and no commercial real estate owned.

  Residential Real Estate Lending

     The Company's residential real estate lending operation is currently comprised of more than 6,000 loans. Fremont originates residential real estate loans nationwide through independent loan brokers, through its own marketing representatives and through bulk purchase. The real estate securing these loans are single family residences located in California, and to a lesser degree Illinois, Florida, Washington, New Jersey, and many other states. The Company's origination volume increased 89% to $1.72 billion in 1999 from $906 million in 1998. Contributing to the significant growth in 1999 was the expansion of new business in Illinois and Florida, as well as the acquisition of a California-based wholesale loan production unit in November 1998. The residential real estate loan portfolio, excluding loans held for sale, was $388 million or 12.5% of the Company's financial services loan portfolio at December 31, 1999, down from $549 million or 29.3% of the financial services loan portfolio at December 31, 1998.

     Substantially all of the Company's residential real estate loans are secured by first deeds of trust. These loans generally have principal amounts below $350,000, have maturities generally of thirty years and are underwritten in accordance with lending policies approved by the thrift's Board of Directors, which include standards covering, among other things, collateral value, loan to value and customer debt ratio. These loans generally are "hybrid" loans which have a fixed rate of interest for an initial period after origination, typically two to three years, after which the interest rate will be adjusted to a rate equal to the sum of six month LIBOR and a margin as set forth in the mortgage note. This interest rate will then be adjusted at each six-month interval thereafter, subject to various lifetime and periodic rate caps and floors. These loans have been originated using underwriting standards that are less stringent than the Federal National Mortgage Association's guidelines and are commonly known as "subprime" loans. To mitigate the higher potential for credit losses that accompanies these types of borrowers, Fremont attempts to maintain underwriting standards that require conservative loan to collateral valuations. (See "Risk Factors.") At December 31, 1999, the average single-family loan amount was $101,000, and the average loan-to-value ratio was 77.5%, using appraised values at the time of loan origination and current balances outstanding. At December 31, 1999, Fremont had 167 non-performing residential real estate loans totaling approximately $15.5 million and residential real estate owned of approximately $3.7 million.

     In years prior to 1999, the Company originated residential real estate loans for its own portfolio and for whole loan sale to other financial institutions. In the second half of 1998, Fremont observed that prices for the residential real estate loans began to decrease due to market disruptions and oversupply. The Company, rather than sell the loans at prices lower than what it believed was the economic benefit to be derived, began a program to retain these benefits by either retaining the loans in its portfolio or securitizing them. During 1999, Fremont sold $1.75 billion in residential real estate loans, comprised of $1.4 billion in loans sold in three securitizations and $343.5 million in whole loan sales to other financial institutions. In 1998 and 1997, residential real estate loan sales of $746.5 million and $162.8 million, respectively, were represented entirely by whole loan sales. The Company's residential real estate loan disposition strategy will continue to include securitization in addition to whole loan sales and retaining loans in its portfolio, depending on market conditions, profitability and cash flows.

     In the Company's securitizations, the Company sells residential real estate loans to a special purpose entity, which is established for the limited purpose of purchasing the loans and issuing interest bearing securities that represent interests in the loans. The securitization is treated as a sale and the loans sold are removed from the Company's balance sheet. The securities issued to third party investors are collateralized by the underlying pool of residential real estate loans. The investors and the special purpose entity have no recourse to the Company for failure of the residential loan borrowers to pay when due. The Company retains a residual interest, which represents the right to receive certain future cash flows which are generally equal to the value of the principal and interest to be collected on the loans in excess of: (i) the principal and interest to be paid on the securities; and (ii) various contractual net servicing fees and other expenses. Most of the Company's residual interests, however, are generally restricted until investors and other expenses have been paid or otherwise are subordinate to investor's interests. Upon completion of the securitization, the Company records its residual interests as an asset on the balance sheet. Gains or losses on a securitization are based on the estimated fair value of the proceeds from the sale, net of related transaction costs and the allocated carrying value of the loans sold. Fair value is determined by computing the net present value of the estimated cash flows retained, using the dates that such cash flows are expected to be released to the Company (the cash-out method), at a discount rate considered commensurate with the risks associated with the cash flows. The amounts and timing of the cash flows are estimated after considering various economic factors and other factors, including prepayment speeds and delinquency, default and loss rates. The outstanding balance of the Company's residual interests at December 31, 1999 was $63 million. Since the value of the residual interests is subject to substantial credit, prepayment, and interest rate risks on the loans sold, the Company has recognized no gain on the residual interests it has retained. This reduces the amounts of gain recognized in the current period; however, income may be recognized in future periods if the Company's original assumptions develop favorably. (See "Risk Factors.")

     In a whole loan sale for cash, the Company generally enters into an agreement to sell the loans for cash, without recourse, on a servicing released basis. After the sale, the Company retains no interest in the underlying loans.

  Syndicated Loans

     Fremont has interests in large syndicated commercial loans which are originated and serviced by other financial institutions. These loans are senior obligations of the borrowers and are secured by substantially all of the assets of the borrower and, if applicable, its subsidiaries. The syndicated loans are variable rate loans and are originated on both a revolving and fixed-term basis. The term loans are generally issued with terms not in excess of seven years. The Company funds these loans using thrift deposits. The syndicated loan portfolio was $332 million at December 31, 1999, or 10.6% of the financial services loan portfolio, as compared to $360 million or 11.9% of the financial services loan portfolio at December 31, 1998. These loans are originated through development of the Company's relationships with various financial institutions. As of December 31, 1999, the average outstanding syndicated loan balance was $7.2 million. Loan commitments to a single borrower generally range in size from $5 million to $10 million.

  Insurance Premium Financing

     The Company finances property and casualty insurance premiums for small businesses. Fremont funds this activity in the thrift, mainly through deposits. This premium finance loan portfolio is collateralized by the unearned premiums of the underlying insurance policies. At December 31, 1999, insurance premium finance loans represented $64.6 million or 2.1% of Fremont's financial services loan portfolio. (See "Regulation -- Thrift and Loan Regulation -- California Law.")

  Funding Sources

     Fremont's real estate lending activities are financed mainly through deposit accounts offered by the Company's thrift (80,000 accounts at December 31, 1999), which are insured by the Federal Deposit Insurance Corporation ("FDIC"). (See "Regulation -- Thrift and Loan Regulation.") Fremont offers certificates of deposit and installment investment certificates (which are similar to passbook accounts and money market accounts) insured by the FDIC to the legal maximum through its 19 branches in California. The Company has typically offered higher interest rates to its depositors than do most full service financial institutions. At the same time, the Company has minimized the cost of maintaining its accounts by not offering traditional checking, safe deposit boxes, money orders, ATM access and other traditional retail services, which have higher maintenance costs. Fremont generally effects deposit withdrawals by issuing checks rather than disbursing cash, which minimizes operating costs associated with handling and storing cash. Deposits totaled $3.4 billion at December 31, 1999. Fremont's syndicated loans and insurance premium finance loans are also funded by the thrift. Additional financing is available to the thrift from the Federal Home Loan Bank of San Francisco ("FHLB"). The financing by the FHLB is available at varying rates and terms. As of December 31, 1999, $363.9 million was available from the FHLB and $10.0 million was outstanding. In 1999, the thrift obtained a line of credit with the Federal Reserve Bank of San Francisco, and at December 31, 1999 had a borrowing capacity of $272.5 million, with no amounts outstanding.

     In October 1999, the thrift established a warehouse financing facility that may be used to finance certain residential real estate loans held for sale through securitization or whole loan sale. The facility permits secured borrowings for up to $200 million with a variable interest rate of LIBOR plus 0.375%. As of December 31, 1999, there were no borrowings under this facility.

     The table below summarizes the Company's certificates of deposit as of December 31, 1999, which are stated in amounts of $100,000 or more, by maturity and by type.

                                           CERTIFICATES OF DEPOSIT $100,000 OR MORE, MATURING
                                         ------------------------------------------------------
                                         3 MONTHS   OVER 3 THROUGH   OVER 6 THROUGH     OVER
                                         OR LESS       6 MONTHS        12 MONTHS      12 MONTHS    TOTAL
                                         --------   --------------   --------------   ---------   --------
                                                              (THOUSANDS OF DOLLARS)
Retail.................................  $79,169       $37,111          $64,054       $ 26,444    $206,778
IRA's..................................    4,067         2,554            6,979          3,986      17,586
Wholesale..............................    2,107         1,504            1,412             --       5,023
Brokered...............................       --            --               --        231,649     231,649
                                         -------       -------          -------       --------    --------
          Total........................  $85,343       $41,169          $72,445       $262,079    $461,036
                                         =======       =======          =======       ========    ========

  Commercial Finance

     In December 1999, the Company discontinued its commercial finance lending activities through the sale on December 20, 1999 of Fremont Financial Corporation, its commercial finance subsidiary, to FINOVA Capital Corporation, a subsidiary of The FINOVA Group, Inc. for approximately $708 million in cash including the refinancing and assumption of existing debt. Included in the Company's results of operations for the year ended December 31, 1999 is the recognition of a $10.3 million gain before taxes on the sale of this subsidiary. (See Note B of Notes to Consolidated Financial Statements.) Prior to the sale, this commercial finance subsidiary provided working capital loans, primarily secured by accounts receivable, inventory, machinery and equipment to small and middle market companies on a nationwide basis.

  Competition

     Fremont's financial services businesses compete in markets that are highly competitive and are characterized by factors that vary based upon product and geographic region. The markets in which the Company competes are typically characterized by a large number of competitors who compete based primarily upon price, terms and loan structure. Fremont primarily competes with banks, mortgage, insurance and finance companies, many of which are larger and have greater financial resources than Fremont. The competitive forces of these markets could adversely affect the Company's net finance income, loan origination volume or net credit losses.

LIFE INSURANCE

     Prior to January 1, 1996, the Company offered life insurance products, including annuities, credit life and disability insurance and term life insurance for consumers, through a subsidiary. Effective December 31, 1995 and January 1, 1996, the Company entered into reinsurance and assumption agreements with a reinsurer whereby assets and liabilities related to certain life insurance and annuity policies were ceded to the reinsurer. These reinsurance agreements are part of several other agreements which have collectively resulted in the substantial reduction of the Company's life insurance operation. The Company continues to remain primarily obligated for approximately $110 million in statutory reserve value of annuities which, at December 31, 1999, have been fully co-insured with Great Southern Insurance Company. Revenue and operating results from this subsidiary were not significant in 1999, 1998 or 1997.

DISCONTINUED OPERATIONS

     Fremont's discontinued operations consist primarily of assumed treaty and facultative reinsurance business that was discontinued between 1986 and 1991. In 1990, the Company established a management group to actively manage the liquidation of this business by the commutation of liabilities and as claims are paid. The liabilities associated with this business are long term in duration and, therefore, the Company continues to be subject to claims being reported. Claims under these reinsurance treaties include professional liability, product liability and general liability which include asbestos and environmental claims.

     During the third quarter of 1999, the Company incurred an after tax charge of $25 million in recognition of an increase in asbestos and environmental claims reserves over previous estimates. This charge is represented by the Company's contribution of $25 million to the discontinued operations to ensure that sufficient funds are available to discharge estimated liabilities as they become due.

     The discontinued operations' assets at December 31, 1999 consisted of $178 million in cash and investment grade fixed income securities, reinsurance recoverables of $50 million and other assets totaling $22 million. Fremont estimates that the dedicated assets supporting these operations and all future cash inflows will be adequate to fund future obligations. However, should those assets ultimately prove to be insufficient, the Company believes that its property and casualty subsidiaries would be able to provide whatever additional funds might be needed to complete the liquidation without having a material adverse effect on the Company's consolidated financial position. (See Note N of Notes to Consolidated Financial Statements.)

REGULATION

  Insurance Regulation

     Fremont's workers' compensation insurance operation now has premiums inforce in forty-five states and the District of Columbia. Insurance companies are subject to supervision and regulation by the state insurance authority in each state in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of injured workers and policyholders rather than investors or shareholders of an insurer. The extent of such regulation varies, but generally derives from state statutes that delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of minimum solvency standards which must be met and maintained by insurers, the licensing to do business of insurers and agents, restrictions on investments by insurers, establishing premium rates for certain property and casualty insurance and life and disability insurance, establishing the provisions which insurers must make for current losses and future liabilities and the approval of policy forms. Additionally, excluding California, most states require insurers to participate in assigned risk plans which provide insurance coverage to individuals or entities who are unable to obtain coverage from existing insurers in those states. The net profit or loss incurred in the administration of these plans is allocated back to participant insurers based on the insurers' relative market share (i.e., insurance premiums) in each state. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies. Fremont's multistate insurance operations require, and will continue to require, significant resources of the Company in order to continue to comply with the regulations of each state in which it transacts business.

     Workers' Compensation Regulation. A significant portion of Fremont's workers' compensation insurance premiums is derived from policies issued in California and Illinois. Illinois began operating under an open rating system in 1982 and California began operating under such a system effective January 1, 1995. Generally, in an open rating system, workers' compensation insurance companies are provided with advisory premium rates (expected losses and expenses) or loss costs (expected losses only) which vary by job classification. Each insurance company sets its base rates to reflect its particular loss experience and operating costs. These rates are then modified to reflect individual risk characteristics and other expenses in determining a final premium rate. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates which could be charged by an insurance carrier. The repeal of the minimum rate law on January 1, 1995 resulted in lower premiums and lower profitability in the Company's California workers' compensation insurance business due to increased price competition. (See "Risk Factors.")

     Beginning in 1995, Fremont's policies have generally been written as non-participating, which does not include provisions for policyholder dividend consideration. Prior to January 1, 1995, the Company's policies, which were written mainly in California, were primarily written as participating, which obligated Fremont to consider policyholder dividend payments. This shift in policy type was due primarily to the increased competition in the California market which resulted from the repeal of the minimum rate law, effective January 1, 1995. The shift to non-participating policies has continued and is a characteristic element of the competitive environment.

     Fremont's insurance subsidiaries are required in certain states to maintain on deposit investments meeting specified standards that have an aggregate market value equal to the Company's workers' compensation loss reserves.

     Insurance Guaranty Association Laws. Under insolvency or guaranty fund laws in most states in which the Company's insurance subsidiaries operate, insurers doing business in those states can be assessed, up to the prescribed limits, for losses incurred by policyholders as a result of the insolvency of other insurance companies. The amount and timing of such assessments are beyond the control of Fremont and generally have not had an adverse impact on Fremont's earnings in years in which such assessments have been made. Premiums written under workers' compensation policies are generally subject to assessment only with respect to covered losses incurred by the insolvent insurer under workers' compensation policies. The Company believes it does not face any material exposure to guaranty fund assessments.

     Holding Company Regulation. The Company is subject to the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). This act, and similar laws in other states, require the Company to periodically file information with the California Department of Insurance and other state regulatory authorities, including information relating to its capital structure, ownership, financial condition and general business operations. Certain transactions between an insurance company and its affiliates, including sales, loans or investments which in any twelve month period aggregate at least 5% of its admitted assets or 25% of its statutory capital and surplus, also are subject to prior approval by the California Department of Insurance.

     The Holding Company Act also provides that the acquisition or change of "control" of a California domiciled insurance company or of any person who controls such an insurance company cannot be consummated without the prior approval of the Insurance Commissioner. In general, a presumption of "control" arises from the ownership of voting securities and securities that are convertible into voting securities, that in the aggregate constitute 10% or more of the voting securities of a California insurance company or of a person that controls a California insurance company, such as Fremont General Corporation. The Liquid Yield Option(TM) Notes ("LYONs") issued by the Company constitute a security convertible into the voting common stock of the Company, and the shares of common stock into which a holder's LYONs are convertible and any other securities convertible into common stock must be aggregated with any other shares of common stock of the holder for purposes of determining the percentage ownership. A person seeking to acquire "control," directly or indirectly, of Fremont must generally file with the Insurance Commissioner an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company. The Holding Company Act also effectively restricts Fremont from consummating certain reorganizations or mergers without prior regulatory approval.

     The Holding Company Act also limits the ability of Fremont's insurance subsidiaries to pay dividends to the Company. The act permits a property and casualty insurance company to pay dividends in any year which, together with other dividends or other distributions made within the preceding twelve months, do not exceed the greater of 10% of its statutory surplus or 100% of its net income as of the end of the preceding year, subject to certain limitations. Larger dividends are payable only upon prior regulatory approval. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs. Based upon these restrictions, the maximum amount available for payment of dividends by the Company's property and casualty insurance subsidiaries during 2000 without prior regulatory approval is approximately $56.3 million. In addition, insurance regulations in California require that the Department of Insurance be given ten days advance notice of any dividend payment.

     Other Regulations. The NAIC adopted a formula to calculate risk based capital ("RBC") of property and casualty insurance companies for inclusion in annual statements filed with state insurance departments. The purpose of the RBC model is to help state regulatory authorities monitor the capital adequacy of property and casualty insurance companies by measuring several major areas of risk facing property and casualty insurers including underwriting, credit and investment risks. Companies having less statutory surplus than the RBC model calculates will be required to adequately address these risk factors and will be subject to varying degrees of regulatory intervention, depending on the level of capital inadequacy. As of December 31, 1999 the Company's insurance subsidiaries engaged in continuing operations exceeded all RBC levels requiring any regulatory intervention.

  Thrift and Loan Regulation

     Fremont's thrift is subject to supervision and regulation by the Department of Financial Institutions of the State of California (the "DFI") and, as an insured institution, by the FDIC. None of the Company's subsidiaries are regulated or supervised by the Office of Thrift Supervision, which regulates savings and loan institutions. Fremont General Corporation is generally not directly regulated or supervised by the DFI, the FDIC, the Federal Reserve Board or any other bank regulatory authority, except with respect to guidelines concerning its relationship with the thrift subsidiary. Such guidelines include
(i) general regulatory and enforcement authority of the DFI and the FDIC over transactions and dealings between Fremont General Corporation and the thrift,
(ii) specific limitations regarding ownership of the capital stock of the parent company of any thrift and loan company, and (iii) specific limitations regarding the payment of dividends from the thrift as discussed below. The thrift is examined on a regular basis by both agencies. At December 31, 1999, the thrift was in compliance with the regulatory requirements of these agencies.

     Federal and state regulations prescribe certain minimum capital requirements and the thrift is currently in compliance with such requirements. Federal and state regulatory authorities also have the power to prohibit or limit the payment of dividends by the thrift. Fremont does not believe that the restrictions on the thrift's ability to pay dividends imposed by federal or state law will adversely affect the ability of Fremont General Corporation to meet its obligations. (See "Risk Factors.")

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

     Subject to restrictions imposed by applicable California law, the thrift is permitted to make secured and unsecured consumer and non-consumer loans. The maximum term for repayment of loans made by thrift and loan companies is forty years depending upon collateral and priority of secured position, except that loans with repayment terms in excess of thirty years and thirty days may not in the aggregate exceed 5% of total outstanding loans and obligations of the thrift. Consumer loans secured by real property with terms in excess of three years must be repayable in substantially equal periodic payments unless such loans are covered under the Garn-St. Germain Depository Institutions Act of 1982 (primarily single-family residential loans). Non-consumer loans may be repayable in unequal periodic payments during their respective terms until December 31, 1999. California law limits lending activities outside of California by thrift and loan companies to no more than 20% of total assets and upon application to and consent by the Commissioner, 40% of total assets. Effective January 1, 2000, these percentages changed to 25% and 50%, respectively. Loans for purchase or refinance of single or multi-family residential property, which are saleable in the secondary market, evidenced by a commitment to buy by a buyer in the secondary market and held for 90 days or less, are exempt from the out-of-state lending limits.

     California law contains statutory requirements for the diversification of the loan portfolios of thrift and loan companies. A thrift and loan with outstanding investment certificates may not, among other things, make any one loan secured primarily by improved real property which exceeds 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; may not lend an amount in excess of 5% of its paid-up and unimpaired capital stock and surplus not available for dividends upon the security of the stock of any one corporation, which stock collateral may not be greater than 10% of the stock of said corporation; may not make loans to, or hold the obligations of, any one person as primary obligor in an aggregate principal amount exceeding 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; and may, until December 31, 1999 and subject to certain exceptions, have no more than 70% of its total assets in loans which have remaining terms to maturity in excess of seven years and are secured solely or primarily by real property, which 70% limitation was repealed effective January 1, 2000. Additionally, loans having a principal balance in excess of $10,000 and secured primarily by real property are limited to a maximum loan to value of 90%, with certain exceptions which include: (i) government insured or guaranteed loans,
(ii) loans made to facilitate sale of real property owned resulting from foreclosure or deeds in lieu thereof, (iii) restructured loans, (iv) loans saleable in the secondary market, or (v) loans held for less than 90 days.

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

     A thrift and loan generally may not make any loans to, or hold an obligation of, any of its directors or officers or any director or officer of its holding company or affiliates, except in specified cases and subject to regulation by the DFI. Further, a thrift and loan may not make any loan to, or hold an obligation of, any of its shareholders or any shareholder of its holding company or affiliates, except that this prohibition does not apply to persons who own less than 10% of the stock of a holding company or affiliate which is listed on a national securities exchange, such as Fremont General Corporation. Any person who wishes to acquire (i) 10% or more of the capital stock of a California thrift and loan company, or (ii) 10% or more of the voting securities of a holding company of a California thrift and loan company, such as Fremont General Corporation, must obtain the prior written approval of the DFI. The LYONs are not voting securities of the Company, but the shares of common stock into which such LYONs are convertible constitute voting securities of the Company. Fremont's thrift must also obtain prior written approval from the DFI before it may open or relocate any branch or loan production office or close a branch office.

     The Industrial Banking Law prohibits an industrial loan company from having deposits at any time in an aggregate sum in excess of 20 times the aggregate amount of its paid-up unimpaired capital and surplus not available for dividends. The Company's thrift currently has an authorized ratio of deposits to such capital of 17 to 1.

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

     The thrift is subject to federal risk-based capital adequacy guidelines which provide a measure of capital adequacy and are intended to reflect the degree of risk associated with both on- and off-balance sheet items, including residential real estate loans sold with recourse, legally binding loan commitments and standby letters of credit. A financial institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. Financial institutions are generally expected to meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% of qualifying total capital must be in the form of core capital ("Tier 1") -- common stock, noncumulative perpetual preferred stock, minority interests in equity capital accounts of consolidated subsidiaries and allowed mortgage servicing rights, less all intangible assets other than allowed mortgage servicing rights and eligible purchased credit card relationships. Supplementary capital ("Tier 2") consists of the allowance for loan and lease losses up to 1.25% of risk-weighted assets, cumulative perpetual preferred stock, long-term preferred stock (original maturity of at least 20 years), perpetual preferred stock, hybrid capital instruments, term subordinated debt and intermediate term preferred stock (original average maturity of five years or more). The maximum amount of Tier 2 capital which may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital (after any deductions for disallowed intangibles). The aggregate amount of term subordinated debt and intermediate term preferred stock that may be treated as Tier 2 capital is limited to 50% of Tier 1 capital. Certain other limitations and restrictions also apply. As of December 31, 1999, the thrift's allowance for possible loan losses for Tier 2 capital was $40.5 million. At December 31, 1998, the Tier 2 capital of the thrift consisted of approximately $25.5 million of allowance for possible loan losses. The following table presents the thrift's risk-based capital position at the dates indicated:

                                                   DECEMBER 31, 1999            DECEMBER 31, 1998
                                               --------------------------   --------------------------
                                                             PERCENT OF                   PERCENT OF
                                                            RISK-WEIGHTED                RISK-WEIGHTED
                                                 AMOUNT        ASSETS         AMOUNT        ASSETS
                                               ----------   -------------   ----------   -------------
                                                       (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Tier 1 capital...............................  $  338,939        9.48%      $  186,520        9.17%
Minimum requirement..........................     142,981        4.00           81,371        4.00
                                               ----------       -----       ----------       -----
  Excess.....................................  $  195,958        5.48%      $  105,149        5.17%
                                               ==========       =====       ==========       =====
          Total capital......................  $  379,396       10.61%      $  212,048       10.42%
Minimum requirement..........................     285,961        8.00          162,743        8.00
                                               ----------       -----       ----------       -----
  Excess.....................................  $   93,435        2.61%      $   49,305        2.42%
                                               ==========       =====       ==========       =====
Risk-weighted assets.........................  $3,574,514                   $2,034,280
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

                                                     DECEMBER 31, 1999            DECEMBER 31, 1998
                                                 --------------------------   --------------------------
                                                               PERCENT OF                   PERCENT OF
                                                              AVERAGE TOTAL                AVERAGE TOTAL
                                                   AMOUNT        ASSETS         AMOUNT        ASSETS
                                                 ----------   -------------   ----------   -------------
                                                         (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Tier 1 capital.................................  $  338,939       8.97%       $  186,520       8.81%
Minimum requirement............................     113,313       3.00            63,510       3.00
                                                 ----------       ----        ----------       ----
     Excess....................................  $  225,626       5.97%       $  123,010       5.81%
                                                 ==========       ====        ==========       ====
Average total assets for the quarter ended
  December 31,.................................  $3,777,101                   $2,117,009
                                                 ==========                   ==========

     The FDIC has designated Fremont's thrift as a "well-capitalized" institution under the regulations promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991. A "well-capitalized" institution has a total risk-based capital ratio of at least 10%, has a Tier 1 risk-based capital ratio of at least 6%, has a leverage ratio of at least 5% and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the FDIC under Section 8 or Section 38 of the Federal Deposit Insurance Act to meet and maintain a specific capital level for any capital measure. The total risk-based capital ratio is the ratio of qualifying total capital to risk-weighted assets and the Tier 1 risk-based capital ratio is the ratio of Tier 1 capital to risk-weighted assets.

     As a "well-capitalized" institution, the thrift's annual FDIC insurance premiums currently are 2.1 cents per $100 of eligible domestic deposits in 2000. The insurance premium payable is subject to semi-annual adjustment. The FDIC, by the first day of the month preceding each semi-annual period, is required to notify each insured institution of its assessment risk-classification upon which the insurance premium assessment for the following period will be based. The FDIC has the authority to assess to all insured institutions collectively, additional premiums to cover losses and expenses associated with insuring deposits maintained at financial institutions and for other purposes it deems necessary.

     In November 1999, the FDIC announced proposed new regulations which are designed primarily to increase the capital requirements for insured financial institutions engaged in subprime lending. These proposed regulations address the concentration of subprime risk in loan portfolios of insured financial institutions, formalizes the definition of subprime lending which would be subject to the proposed regulations and establishes higher levels of required capital for insured financial institutions engaged in the type of subprime lending as defined in the proposed regulations. It is unclear what changes, if any, will be made to these proposed regulations by the FDIC before they are finalized and implemented. While the Company's FDIC insured thrift originates subprime residential real estate loans, it is unclear what impact, if any, these proposed regulations, once finalized and implemented, will have on the Company's financial position or operating results.

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

  Intercompany Transactions

     The payment of stockholders' dividends and the repayment of loans to Fremont General Corporation by its subsidiaries are and may continue to be subject to certain statutory and regulatory restrictions.

     Fremont General Corporation receives management fees from its property and casualty insurance subsidiaries as reimbursement for certain administrative and investment portfolio management services rendered by Fremont General Corporation.

EMPLOYEES

     At December 31, 1999, the Company had 3,314 employees, none of whom is represented by a collective bargaining agreement. Fremont believes its relations with employees are good.

RISK FACTORS

  Operating Results and Financial Condition May Vary

     The Company's profitability can be affected significantly by many factors including competition, the severity and frequency of claims, fluctuation in interest rates and the rate of inflation, legislation and regulations, court decisions, the judicial climate and general economic conditions and trends, all of which are outside of the Company's control. In addition, Fremont's results may be affected by its ability to assess and integrate successfully the operations of acquired companies, as well as the Company's ability to contain expenses and to implement appropriate technological changes. Any of these factors could contribute to significant variation in the Company's results of operations within the different aspects of its business, or businesses taken as a whole, from quarter to quarter and from year to year.

     With respect to Fremont's workers' compensation insurance business, changes in economic conditions can lead to reduced premium levels due to lower payrolls as well as increased claims due to the tendency of workers who are laid off to submit workers' compensation insurance claims. Changes in market interest rates can affect the amount of interest income that the Company earns on its investment portfolio, as well as the amount of realized and unrealized gains or losses on specific holdings within the Company's investment portfolio. Legislative and regulatory changes can also cause the operating results of the Company's workers' compensation insurance businesses to vary.

     During periods when economic conditions are unfavorable, the Company's financial services businesses may not be able to originate new loan products or maintain the credit quality of its finance receivables, both in its portfolio and for those loans that have been securitized, at previously attained levels. This may result in increased levels of non-performing assets and net credit losses. Changes in market interest rates, or in the relationships between various interest rates could cause Fremont's interest margins to be reduced and may result in significant changes in the prepayment patterns of the Company's finance receivables. These risk factors could adversely affect the value of Fremont's loans and their related collateral, as well as, the valuation of the residual interests in the Company's securitized loans, both of which could adversely affect Fremont's results of operations and financial condition.

  Loss Reserves and Reserves for Credit Losses May Prove to Be Inadequate

     Fremont's property and casualty insurance subsidiaries are required to maintain reserves to cover the Company's ultimate liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves do not represent an exact calculation of liabilities, but instead are estimates involving actuarial projections at a given time of what the ultimate settlement and administration of claims will cost, including estimates of reinsurance recoveries associated with the estimated claims costs. These projections are based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity, and judicial theories of liability, as well as other factors. The Company regularly reviews its reserving techniques, overall reserve position and reinsurance. Establishment of appropriate gross loss and LAE reserves and reinsurance recoverables is an inherently uncertain process and there can be no certainty that currently established gross loss and LAE reserves and reinsurance recoverables will prove to be adequate in light of subsequent actual experience. Subsequent actual experience has resulted, and could result, in net loss and LAE reserves being too high or too low. Fremont's future loss and LAE development could require an increase in its gross loss and LAE reserves or a decrease in its reinsurance recoverables from prior periods, which would adversely affect the Company's earnings in future periods.

     The Company's financial services businesses maintain reserves for credit losses on its portfolio of finance receivables in amounts that the Company believes are sufficient to provide adequate protection against potential losses. The finance receivables that Fremont primarily originates, both for its portfolio and for securitization, are generally non-conventional and non-investment grade loans. To mitigate for the somewhat higher potential risk of the lending that the Company is primarily engaged in and for the impact that adverse economic developments could have on the Company's finance receivables, Fremont lends primarily on a senior and secured basis and employs a proactive asset management approach. The Company also attempts to carefully evaluate the underlying collateral that secures these loans and to maintain underwriting standards that are designed to effect appropriate loan to collateral valuations and cash flow coverages. Although the Company believes that its consolidated level of reserves is sufficient to cover potential credit losses, these reserves could prove to be inadequate due to unanticipated adverse changes in economic conditions or discrete events that adversely affect specific borrowers, industries or markets. Any of these changes could impair the Company's ability to realize the expected value of the collateral securing certain of its finance receivables or the timing of the realization thereof.

  Competition May Adversely Affect the Company's Market Share and Operating Results

     Fremont's property and casualty insurance business competes in a market characterized by competition on the basis of price and service. In addition, state regulatory changes could affect competition in the states where the Company transacts business. Although Fremont is one of the largest writers of workers' compensation insurance in the nation, certain of the Company's competitors are larger and have greater resources than Fremont. The Company cannot be certain that it will continue to maintain its market share in the future or that the Company will be able to obtain adequate pricing for its insurance products.

     The Company's financial services businesses compete in markets that are highly competitive and are characterized by factors that vary based upon product and geographic region. The markets in which Fremont competes are typically characterized by a large number of competitors who compete based primarily upon price, terms and loan structure. The Company primarily competes with banks and mortgage and finance companies, many of which are larger and have greater financial resources than Fremont. The competitive forces of these markets could adversely affect the Company's net finance income, loan origination volume or net credit losses.

  Geographic Concentration of Business Could Adversely Affect the Company's Operations

     Fremont's workers' compensation insurance operations are concentrated in California and Illinois, with 60% of the Company's premium inforce being located in these two states. Because of this concentration, the Company's financial position and results of operations have been and are expected to continue to be influenced by general trends in the respective states' economies, and in particular, the condition of the workers' compensation insurance market within each state. The impact of unfavorable economic conditions, legislation and other trends within these two states may result in greater uncertainty and volatility in the Company's business operations and could adversely affect the results of Fremont's operations and its financial condition more than if the Company's premium had been originated with more geographic diversification.

     While the Company attempts to diversify its loan origination by geographic region, the Company's geographic concentration of commercial and residential real estate loans remains in California. At December 31, 1999, approximately half of Fremont's commercial and residential real estate loans, both in its portfolio and those loans that have been securitized, were collateralized by properties located in California. Adverse events in California, such as real estate market declines or the occurrence of natural disasters upon property located therein, may have a more significant adverse effect upon the Company's operating results and financial condition than if a higher percentage of its loans were collateralized by properties located outside California.

  Regulatory Developments Could Adversely Affect the Company's Operations

     The Company's workers' compensation insurance operations have premiums inforce in forty-five states and the District of Columbia. Insurance companies are subject to supervision and regulation by the state insurance authority in each state in which they transact business. Such supervision and regulation relate to the numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of injured workers and policyholders rather than investors or stockholders of an insurer. Fremont's multistate insurance operations require, and will continue to require, significant resources of the Company in order to continue to comply with the regulations of each state in which Fremont transacts business.

     Illinois began operating under an open rating system in 1982 and California began operating under such a system effective January 1, 1995. Generally, in an open rating system, workers' compensation insurance companies are provided with advisory premium rates (expected losses and expenses) or loss costs (expected losses only) which vary by job classification. Each insurance company sets its base rates to reflect its particular loss experience and operating costs. Although insurance companies are not required to adopt such advisory rates, companies in Illinois generally follow such rates. However, insurance companies in California have, since the adoption of an open rating system, generally set their premium rates below such advisory rates. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates that could be charged by an insurance carrier. The repeal of the minimum rate law has resulted in lower premiums and profitability on the Company's California workers' compensation insurance policies due to increased price competition.

     Fremont's financial services businesses include a FDIC insured thrift subject to supervision and regulation by the California Department of Financial Institutions and the FDIC. Federal and state regulations prescribe certain minimum capital requirements and, while the Company's thrift is currently in compliance with such requirements, in the future the Company could be required to make additional contributions to its thrift in order to maintain compliance with such requirements. Future changes in government regulation and policy could adversely affect the thrift and loan industry, including Fremont's thrift. Such changes in regulations and policies may place restrictions on or make changes to the Company's lending business and increase the costs of compliance.

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

                                                                              DIVIDENDS
                                                   HIGH          LOW          DECLARED
                                                   ----          ---          ---------
1999
1st Quarter......................................  $25 11/16     $17 9/16      $0.080
2nd Quarter......................................   21 3/4        16 1/2        0.080
3rd Quarter......................................   19 9/16        8 1/2        0.080
4th Quarter......................................    9 1/2         4 11/16      0.080
                                                                               ------
          Total..................................                              $0.320
                                                                               ======
1998
1st Quarter......................................  $31 1/16      $24 5/32      $0.075
2nd Quarter......................................   30 5/16       24 1/4        0.075
3rd Quarter......................................   30 3/32       18 7/8        0.075
4th Quarter......................................   25 11/16      18            0.080
                                                                               ------
          Total..................................                              $0.305
                                                                               ======

     On December 31, 1999, the closing sale price of the Company's common stock on the NYSE was $7 3/8 per share. There were 1,636 stockholders of record as of December 31, 1999.

     The Company has paid cash dividends in every quarter since its initial public offering in 1977. While the Company intends to continue to pay dividends, the decision to do so is made quarterly by the Board of Directors and is dependent on the earnings of the Company, management's assessment of future capital needs, and other factors. As a holding company, Fremont General Corporation's ability to pay dividends to its stockholders is partially dependent on dividends from its subsidiaries. The ability of several of these subsidiaries to distribute dividends is subject to regulation under California law. (See Note K to Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

                                                                                 YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------------------------
                                                                1999(1)       1998(2)      1997(3)      1996       1995(4)
                                                              -----------   -----------   ---------   ---------   ---------
                                                               (THOUSANDS OF DOLLARS, EXCEPT PERCENTS AND PER SHARE DATA)
INCOME STATEMENT DATA:
  Property and casualty premiums earned.....................  $  831,005    $  552,078    $601,183    $486,860    $606,917
  Loan interest.............................................     366,408       240,749     199,195     168,018     168,891
  Net investment income.....................................     169,559       192,815     149,729     123,531     119,523
  Realized investment gains (losses)........................      (3,548)         (605)     (1,964)     (1,658)          1
  Other revenue.............................................      34,186        44,143      23,020      17,547      28,482
                                                              ----------    ----------    --------    --------    --------
         Total revenues.....................................  $1,397,610    $1,029,180    $971,163    $794,298    $923,814
                                                              ==========    ==========    ========    ========    ========
  Property and casualty income (loss).......................  $ (116,178)   $  169,235    $144,667    $117,593    $ 83,092
  Financial services income.................................      79,874        55,506      42,286      36,589      35,737
  Other interest and corporate expense......................     (29,980)      (28,029)    (28,060)    (25,873)    (18,502)
                                                              ----------    ----------    --------    --------    --------
  Income (loss) before taxes................................     (66,284)      196,712     158,893     128,309     100,327
  Income tax (expense) benefit..............................      25,907       (63,748)    (50,601)    (41,021)    (32,305)
                                                              ----------    ----------    --------    --------    --------
  Income (loss) from continuing operations..................  $  (40,377)   $  132,964    $108,292    $ 87,288    $ 68,022
                                                              ==========    ==========    ========    ========    ========
GAAP RATIOS FOR PROPERTY AND CASUALTY SUBSIDIARIES:
  Loss ratio................................................        92.7%         60.8%       64.7%       68.9%       76.0%
  Expense ratio.............................................        31.6%         34.5%       27.5%       25.9%       24.5%
  Policyholder dividends ratio..............................         4.4%          0.9%        0.8%         --          --
                                                              ----------    ----------    --------    --------    --------
  Combined ratio............................................       128.7%         96.2%       93.0%       94.8%      100.5%
                                                              ==========    ==========    ========    ========    ========
PER SHARE DATA:
  Cash dividends declared...................................  $     0.32    $    0.305    $   0.30    $   0.30    $   0.25
  Stockholders' equity:
    Including FASB 115(5)...................................       10.44         13.60       12.04        9.95        9.81
    Excluding FASB 115(5)...................................       11.42         13.04       11.28        9.90        9.38
  Income (loss) from continuing operations:
    Basic...................................................       (0.64)         2.09        1.90        1.77        1.34
    Diluted(6)..............................................       (0.64)         1.90        1.62        1.37        1.09
WEIGHTED AVERAGE SHARES USED TO CALCULATE PER SHARE DATA:
  Basic.....................................................      63,650        63,529      57,059      49,315      50,782
  Diluted(6)................................................      63,650        70,082      68,585      67,206      66,626

                                                                                    DECEMBER 31,
                                                           --------------------------------------------------------------
                                                            1999(1)      1998(2)      1997(3)        1996       1995(4)
                                                           ----------   ----------   ----------   ----------   ----------
                                                                               (THOUSANDS OF DOLLARS)
BALANCE SHEET DATA:
  Total assets...........................................  $8,015,235   $7,369,612   $6,090,627   $4,307,512   $4,477,399
  Fixed income and other investments.....................   2,205,834    2,386,757    2,442,813    1,484,310    1,937,890
  Loans receivable.......................................   3,060,984    2,958,176    1,983,687    1,688,040    1,499,043
  Claims and policy liabilities..........................   2,753,874    2,571,027    2,460,550    1,579,325    1,971,719
  Short-term debt........................................      10,000      165,702       26,290       16,896       72,191
  Long-term debt.........................................     429,185      913,006      691,068      636,456      693,276
  Trust Originated Preferred Securities (SM)(7)..........     100,000      100,000      100,000      100,000           --
  Stockholders' equity:
    Including FASB 115(5)................................     731,101      950,912      832,815      559,117      498,090
    Excluding FASB 115(5)................................     800,191      912,010      779,906      556,488      476,491

---------------
(1) The Company sold Fremont Financial Corporation on December 20, 1999.
(2) The Company acquired UNICARE Specialty Services, Inc. on September 1, 1998.
(3) The Company acquired Industrial Indemnity Holdings, Inc. on August 1, 1997.
(4) The Company acquired Casualty Insurance Company on February 22, 1995.
(5) Effective January 1994, FASB 115 changed the accounting treatment afforded the Company's investment portfolio wherein unrealized gains and losses on securities designated by the Company as available for sale are included net of deferred taxes, as a component of stockholders' equity.
(6) For 1999, dilutive securities were excluded from diluted weighted average shares because the effect would have been antidilutive.
(7) Company-obligated mandatorily redeemable preferred securities of subsidiary Trust holding solely Company junior subordinated debentures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD & A") contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those projected in these forward looking statements as a result of certain risks and uncertainties, including those factors set forth in this MD & A section and elsewhere in this Form 10-K including, but not limited to "Item
1. Business -- Risk Factors."

GENERAL

     Fremont General Corporation is an insurance and financial services holding company operating select businesses nationally in niche markets. The reported assets of Fremont General Corporation and its subsidiaries ("Fremont" or "the Company") as of December 31, 1999 were $8.0 billion. The Company incurred a loss before taxes from continuing operations of $66.3 million in the year ended December 31, 1999, resulting entirely from losses recognized within the Company's property and casualty insurance segment. (See "Property and Casualty Insurance Operation -- Special Discussion Concerning Property and Casualty Insurance Results.") Additionally, Fremont recorded a net loss from discontinued operations of $25 million which resulted primarily from a deterioration in the Company's estimated reserves for asbestos and environmental claims.

     Fremont's business strategy includes achieving income balance and geographic diversity among its business units in order to limit its exposure to market and regional concentrations. The Company's business strategy also includes growing its business through new business development and acquisitions. The Company's stock is traded on the New York Stock Exchange under the symbol "FMT".

     The Company's businesses are managed within two reportable segments: property and casualty insurance and financial services. Revenues from these segments are derived from two basic financial products; policies of insurance (property and casualty insurance), and loans (financial services). They are managed separately and use different pricing, distribution, and operating methods. Fremont evaluates the performance of its reportable segments based on income before taxes using accounting policies which are the same as those described in the summary of significant accounting policies. (See Note A of Notes to Consolidated Financial Statements.) Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that Fremont does not allocate to its segments.

     Substantially all of Fremont's property and casualty insurance operation is represented by the underwriting of workers' compensation insurance policies. The Company began its workers' compensation insurance operation in 1959 and continues to derive the majority of its revenues from this business. Fremont's workers' compensation insurance business has grown through internal expansion, as well as through the acquisition of other workers' compensation insurance companies and currently has premium volume concentrated in California, Illinois, and to a lesser extent, Alaska, Arizona, Colorado, Indiana, Michigan, New Jersey, Texas and Wisconsin. For the year ended December 31, 1999, these states collectively accounted for over 80% of the Company's premium. At December 31, 1999 the Company had premiums inforce in forty-five states and the District of Columbia.

     Consistent with its business strategy, the Company's workers' compensation insurance business has grown dramatically since 1994 through acquisitions. On September 1, 1998, Fremont acquired UNICARE Specialty Services, Inc. ("Unicare") from Wellpoint Health Networks, Inc. Unicare underwrites workers' compensation insurance primarily in California, with a smaller presence in Georgia, Texas, and Indiana. On August 1, 1997, the Company acquired Industrial Indemnity Holdings, Inc. ("Industrial") from Talegen Holdings, Inc., a subsidiary of Xerox Corporation. Industrial, which specializes in underwriting workers' compensation insurance, has a strong presence in the western United States dating back over seventy years. (See Note B of Notes to Consolidated Financial Statements.) On February 22, 1995, the Company acquired Casualty Insurance Company ("Casualty"), the largest underwriter of workers' compensation insurance in Illinois, with additional operations in several other midwestern states. Over the last five years, the Company has focused on creating a broad national platform upon which to build its business, while providing geographic diversity to mitigate potential fluctuations in earnings from cyclical downturns in various regional economies. (See "Results of Operations -- Property and Casualty Insurance Operation.")

     The operations of Fremont's financial services segment are consolidated within Fremont General Credit Corporation, which is engaged in collateralized lending to businesses and individuals nationwide through its California-chartered thrift and loan subsidiary, Fremont Investment & Loan (the "thrift"). After the sale of the Company's commercial finance subsidiary in December 1999, Fremont's remaining lending activities include commercial and residential real estate lending, interests in large syndicated commercial loans ("syndicated loans") and insurance premium financing. In December 1999, the Company discontinued its commercial finance lending activities through the sale on December 20, 1999 of Fremont Financial Corporation, its commercial finance subsidiary, to FINOVA Capital Corporation, a subsidiary of The FINOVA Group, Inc. for approximately $708 million in cash including the refinancing and assumption of existing debt. Fremont's financial services business is developed by the Company through independent loan brokers, through its own marketing representatives and referrals from various financial intermediaries and financial institutions. The Company's financial services loan portfolio was $3.1 billion at December 31, 1999. In addition, the Company had residential real estate loans of approximately $1.3 billion under three securitizations at December 31, 1999 which are not included in the Company's balance sheet. (See "Financial Services Operation.")

     The real estate lending operations of Fremont currently consist of more than 6,000 residential real estate loans and 600 commercial real estate loans. The real estate lending activities are financed mainly through deposit accounts (approximately 80,000 accounts at December 31, 1999), which are insured by the Federal Deposit Insurance Corporation ("FDIC"). (See "Item 1.
Business -- Regulation -- Thrift and Loan Regulation.") The thrift's deposits are currently serviced through 19 branch offices in California. Fremont's syndicated loans and insurance premium finance loans are also funded by the thrift. Fremont originates real estate loans nationwide primarily through independent loan brokers, through its own marketing representatives and through bulk purchases. For commercial real estate loans, principal amounts primarily range in loan size between $1 million and $15 million and are primarily secured by first mortgages on income-producing properties in California and, to a lesser degree, Illinois, Texas, and many other states. The real estate securing these loans includes a wide variety of property types including office, retail, industrial, multi-family and mixed-use properties. For residential real estate loans, principal amounts are generally below $350,000 and are secured by single family residences located in California, and to a lesser degree Illinois, Florida, Washington, New Jersey, and many other states. The residential real estate loans are originated using underwriting standards that are less stringent than the Federal National Mortgage Association's guidelines and are commonly known as "subprime" loans. To mitigate the higher potential for credit losses that accompanies these types of borrowers, Fremont attempts to maintain underwriting standards that require conservative loan to collateral valuations. The Company's operating strategy is to grow its commercial and residential real estate loan portfolios through the origination of new loans that meet its underwriting guidelines. Over the three year period ended December 31, 1999, the commercial real estate loan portfolio grew to $2.33 billion at the end of 1999 from $846 million at the end of 1996, and the residential real estate loan portfolio grew to $388 million from $268 million for the same respective period-end dates. The growth in these portfolios was due primarily to increased loan originations and, to a lesser extent, the purchase of loan portfolios from other financial institutions. (See "Item 1. Business -- Financial Services Operation -- Real Estate Lending.")

     Fremont has interests in large syndicated commercial loans which are originated and serviced by other financial institutions. These syndicated loans are senior obligations of the borrower and are secured by substantially all of the assets of the borrower and, if applicable, its subsidiaries. The syndicated loans are variable rate loans and are originated on both a revolving and fixed-term basis. The term loans are generally issued with terms not in excess of seven years. The Company funds these loans using thrift deposits. The syndicated loan portfolio was $332 million at December 31, 1999, as compared to $360 million at December 31, 1998. The Company establishes its lending relationships through referrals from various financial institutions.

     Fremont provides insurance premium finance loans, primarily to small businesses, which finance property and casualty insurance premiums. These loans are collateralized by the unearned premiums of the underlying insurance policies. At December 31, 1999, the insurance premium finance loan portfolio totaled $65 million.

     Prior to the December 1999 sale of the Company's commercial finance subsidiary, Fremont provided commercial finance loans, primarily secured by accounts receivable, inventory, and machinery and equipment, to small and middle market companies on a nationwide basis.

     By engaging in geographically diverse businesses nationwide, the Company believes it has provided opportunities for growth in its revenues. Since the year ended December 31, 1995 to the year ended December 31, 1999, the Company's revenues grew at a compound annual rate of approximately 11% to $1.4 billion for 1999. The Company's book value increased to $731 million at December 31, 1999 from $498 million at December 31, 1995.

     Prior to January 1, 1996, the Company offered life insurance products, including annuities, credit life and disability insurance and term life insurance for consumers, through a subsidiary. As of January 1, 1996, the Company had entered into reinsurance and assumption agreements with a reinsurer whereby assets and liabilities related to certain life insurance and annuity policies were ceded to the reinsurer. These reinsurance agreements were part of several other agreements which have collectively resulted in the substantial reduction of the Company's life insurance operation. The Company continues to remain primarily obligated for approximately $110 million of account value of annuities which, at December 31, 1999, have been fully co-insured with Great Southern Insurance Company. Revenue and operating results from this subsidiary were not significant in 1999, 1998 or 1997.

     Fremont's discontinued operations consist primarily of assumed treaty and facultative reinsurance business that was discontinued between 1986 and 1991. In 1990 the Company established a management group to actively manage the liquidation of this business by the commutation of liabilities and as claims are paid. The liabilities associated with this business are long term in duration and, therefore, the Company continues to be subject to claims being reported. Claims under these reinsurance treaties include professional liability, product liability and general liability which include asbestos and environmental claims.

     During the third quarter of 1999, the Company incurred an after tax charge for its discontinued operations of $25 million in recognition of an increase in asbestos and environmental claims reserves over previous estimates. This charge is represented by the Company's contribution of $25 million to the discontinued operations to ensure that sufficient funds are available to discharge estimated liabilities as they become due.

RESULTS OF OPERATIONS

     Fremont has achieved growth in revenues during the three years ended December 31, 1999 through the development of its insurance and financial services customer base, which includes small and medium-sized businesses and individuals nationwide. Higher revenues and net income were also achieved through the acquisitions of Unicare and Industrial. The following table presents information for each of the three years in the period ended December 31, 1999 with respect to the Company's core business segments.

                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             1999          1998         1997
                                                          ----------    ----------    --------
                                                                 (THOUSANDS OF DOLLARS)
Revenues:
  Property and casualty.................................  $  984,573    $  729,728    $738,072
  Financial services....................................     411,575       297,469     232,342
  Unallocated corporate revenue.........................       1,462         1,983         749
                                                          ----------    ----------    --------
          Total.........................................  $1,397,610    $1,029,180    $971,163
                                                          ==========    ==========    ========
Income (Loss) Before Taxes:
  Property and casualty.................................  $ (116,178)   $  169,235    $144,667
  Financial services....................................      79,874        55,506      42,286
  Unallocated corporate loss............................     (29,980)      (28,029)    (28,060)
                                                          ----------    ----------    --------
          Total.........................................  $  (66,284)   $  196,712    $158,893
                                                          ==========    ==========    ========

     The Company generated revenues of approximately $1.40 billion for 1999, as compared to revenues of $1.03 billion and $971 million for 1998 and 1997, respectively. Higher revenues in 1999 as compared to 1998 resulted from higher workers' compensation insurance premiums in the property and casualty insurance segment and higher loan interest in the financial services segment. Higher workers' compensation insurance premiums were achieved primarily from new business development, and from the September 1, 1998 acquisition of Unicare. (See "Property and Casualty Insurance Operation -- Premiums.") The increase in loan interest revenue is consistent with the significant growth in the average loan portfolio of the financial services operation to $3.9 billion in 1999 from $2.4 billion in 1998. Higher revenues for 1998 as compared to 1997 resulted from higher financial services revenues, offset partially by lower revenues in the property and casualty segment. The lower property and casualty revenues were due primarily to the net effects of higher workers' compensation insurance premiums and investment income resulting from the acquisitions of Unicare on September 1, 1998 and Industrial on August 1, 1997, more than offset by additional ceded reinsurance premiums which have the result of lowering premium revenues. These additional ceded reinsurance premiums were due mainly to additional excess of loss reinsurance purchased for Fremont's workers' compensation insurance business which was in effect from January 1, 1998 through December 31, 1999. (See "Item 1. Business -- Property and Casualty Insurance
Operation -- Reinsurance Ceded.") Higher revenues in the financial services segment in 1998 as compared to 1997 were achieved primarily from increased loan interest revenues which resulted from significant growth in the average financial services loan portfolio and to higher gains on whole loan sales of residential real estate loans. (See "Financial Services Operation.") Also included in revenues were realized investment losses of $3.5 million, $0.6 million, and $2.0 million for 1999, 1998 and 1997, respectively.

     Fremont posted a net loss from continuing operations of $40.4 million or $0.64 diluted loss per share for 1999, as compared to net income from continuing operations of $133.0 million or $1.90 diluted earnings per share and $108.3 million or $1.62 diluted earnings per share for 1998 and 1997, respectively. Loss before taxes for 1999 was $66.3 million as compared to income before taxes of $196.7 million and $158.9 million for 1998 and 1997, respectively. Additionally, in 1999 Fremont recorded a net loss from discontinued operations of $25 million or $0.39 diluted loss per share. (See "General.")

     The property and casualty insurance operation posted a loss before taxes of $116.2 million for 1999, as compared to income before taxes of $169.2 million and $144.7 million for 1998 and 1997, respectively. The loss before taxes in 1999 was due primarily to the combined effect of a significant decrease in the second half of 1999 in the Company's estimates of reinsurance recoverables on unpaid losses, and the recognition of a $75 million charge before taxes associated with a settlement agreement executed on February 28, 2000 with Reliance Insurance Company ("Reliance") under a workers' compensation reinsurance contract that was in effect from January 1, 1998 through December 31, 1999. (See "Property and Casualty Insurance Operation -- Special Discussion Concerning Property and Casualty Insurance Results" and "Item 1. Business -- Property and Casualty Insurance Operation -- Reinsurance Ceded.") The increase in income before taxes of 17% in 1998 as compared to 1997 was due primarily to the inclusion of a full year of Industrial's operating results and lower losses incurred resulting from the additional reinsurance purchased by the Company which was effective from January 1, 1998 through December 31, 1999. The combined ratio for 1999 was 128.7% as compared to 96.2% and 93.0% for 1998 and 1997, respectively.

     Through January 1, 1998 the Company maintained a small medical malpractice insurance operation within the property and casualty insurance segment. On January 1, 1998, the Company entered into reinsurance and assumption agreements with a reinsurer whereby substantially all of the assets and liabilities related to the medical malpractice policies were ceded to the reinsurer. These reinsurance agreements are part of several other agreements which collectively result in the sale of the Company's medical malpractice operation effective January 1, 1998. The effect on the Company's results of operations from these agreements was not material. Revenues from the medical malpractice operation were $32.6 million for 1997.

     The financial services segment posted income before taxes of $79.9 million for 1999, as compared to $55.5 million and $42.3 million for 1998 and 1997, respectively. The 44% increase in 1999 is due primarily to the combined effect of a significant growth in the average loan portfolio of the financial services operation to $3.9 billion in 1999 from $2.4 billion in 1998, and the recognition of a $10.3 million gain before taxes resulting from the December 20, 1999 sale of the Company's commercial finance subsidiary. Partially offsetting these increases in income before taxes were lower gains in 1999 on residential real estate whole loan sales. Furthermore, the Company did not recognize any gains in conjunction with three securitizations of residential real estate loans completed in 1999. The 31% increase in income before taxes in 1998 as compared to 1997 is due mainly to the general growth in the average financial services loan portfolio to $2.4 billion in 1998 from $1.9 billion in 1997, as well as gains in 1998 on residential real estate whole loan sales. (See "Financial Services Operation.")

     Unallocated corporate revenues consisted primarily of investment income, while unallocated corporate expenses consisted primarily of interest expense and general and administrative expense. The unallocated corporate loss before income taxes was $30.0 million, $28.0 million and $28.1 million for 1999, 1998 and 1997, respectively. Higher interest expense, offset partially by lower general and administrative expense, accounted for the modest increase in unallocated corporate loss before tax in 1999. The unallocated corporate loss before tax was flat in 1998 as compared to 1997 due primarily to the net effects of lower interest expense, offset by higher general and administrative expenses.

     Income tax (benefit) expense of $(25.9) million, $63.7 million and $50.6 million for 1999, 1998 and 1997, respectively, represents effective tax rates of 39%, 32% and 32%, respectively on (loss) income before taxes of $(66.3) million, $196.7 million and $158.9 million for the corresponding periods. The Company's effective tax rates on (loss) income before taxes for all years presented are different than the enacted federal income tax rate of 35%, due primarily to tax exempt investment income which either reduces the Company's taxable income or increases a taxable loss. At December 31, 1999, the Company has a net loss carryforward of $230.1 million for income tax purposes that expire in years 2015 through 2019. The majority of this net loss carryover was generated in 1999, resulting mainly from the losses recognized in the Company's property and casualty insurance segment. (See Note G of Notes to Consolidated Financial Statements.)

PROPERTY AND CASUALTY INSURANCE OPERATION

     The following table represents information with respect to Fremont's property and casualty insurance operation:

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               1999         1998        1997
                                                            ----------    --------    --------
                                                                  (THOUSANDS OF DOLLARS)
Revenues..................................................  $  984,573    $729,728    $738,072
Expenses..................................................   1,100,751     560,493     593,405
                                                            ----------    --------    --------
Income (Loss) Before Taxes................................  $ (116,178)   $169,235    $144,667
                                                            ==========    ========    ========

     Revenues from the property and casualty insurance operation consist of workers' compensation insurance premiums earned and net investment income. Expenses consist primarily of loss and loss adjustment expenses, policy acquisition costs and other operating costs and expenses.

     Special Discussion Concerning Property and Casualty Insurance Results. In 1999, the Company's property and casualty insurance operation recorded a loss before taxes from continuing operations of $116.2 million. This loss resulted primarily from the combined adverse effect on incurred loss and loss adjustment expense ("LAE") of a lower than expected level of reinsurance recoverables than had been actuarially predicted, coupled with the Company's recognition of the settlement agreement with Reliance under a reinsurance treaty that was in effect from January 1, 1998 through December 31, 1999.

     With regard to the lower than expected reinsurance recoverables, in the third and fourth quarters of 1999, the Company lowered its estimate of reinsurance recoverables on unpaid losses for the 1998 and 1999 accident years by approximately $147 million. This decrease was in recognition of a lower than actuarially predicted level of incurred losses ceded under certain reinsurance contracts that were in effect from January 1, 1998 through December 31, 1999. These reinsurance contracts reduced the Company's net loss exposure from a historical retention of $1 million per occurrence to $50,000 per occurrence. (See "Item 1. Business -- Property and Casualty Insurance
Operation -- Reinsurance Ceded.") Prior to entering into these reinsurance agreements, the Company had estimated its expected gross incurred loss and LAE. Estimates of incurred loss and LAE, net of reinsurance recoveries, were then established utilizing actuarial indications based upon historical experience and other factors considered appropriate to forecast incurred losses to be ceded under these reinsurance agreements. During the third quarter of 1999 and pursuant to its regular review of net incurred loss and LAE estimates, the Company observed a deterioration in these net loss and LAE estimates as compared to the actuarial predictions. To assist the Company in its determination of net loss and LAE reserve estimates, the Company retained outside actuarial consultants who performed an independent actuarial analysis of the Company's net loss and LAE reserves as of June 30, 1999. These actuarial indications were reaffirmed at September 30, 1999 and further re-evaluated by the independent outside actuaries at December 31, 1999, which resulted in the Company's recognition of the deterioration in reinsurance recoverables in the third and fourth quarters of 1999. Based on the Company's review of these actuarial indications and consequent recognition of the deterioration in estimated reinsurance recoverables, the Company believes its estimates of reinsurance recoverables on unpaid losses are an adequate provision for loss recoveries under reinsurance agreements. (See "Variability of Operating Results.") While the upward development in the Company's estimates of net loss and LAE reserves during calendar year 1999 was comprised primarily of adjustments to reinsurance recoverables on unpaid losses, the Company has observed for its primary regions relative stability in its workers' compensation gross loss and allocated loss adjustment expense ratios derived from the actuarial indications of reserves for loss and allocated loss adjustment expense, gross of reinsurance recoverables.

     Also contributing to the Company's loss before taxes in 1999 was the recognition of $75 million in lower reinsurance recoverables on the 1998 and 1999 accident years pursuant to a settlement agreement entered into February 28, 2000 between the Company and Reliance under a reinsurance contract that was in effect from January 1, 1998 through December 31, 1999. Under the settlement agreement, the Company is to receive in excess of $100 million in cash and will no longer have any involvement with the Reliance workers' compensation reinsurance programs brokered for Reliance by Unicover Managers, Inc. The Company evaluated the adequacy of the expected cash settlement under the agreement through an independent actuarial analysis of the expected losses and allocated loss adjustment expenses to be paid under the Reliance reinsurance contract after December 31, 1999. A range of expected loss payments was estimated and then discounted to a present value basis using investment yields considered appropriate. Based on these indications, the cash settlement is within the range of present values. The $75 million decrease in reinsurance recoverables represents primarily the adjustment necessary to bring the estimated reinsurance recoverables relating to the 1998 and 1999 accident years under the reinsurance contract with Reliance to a present value basis at December 31, 1999. (See "Item 1. Business -- Property and Casualty Insurance Operation -- Reinsurance Ceded.")

     Premiums. Premiums earned from the Company's property and casualty insurance operation were $831.0 million for 1999, as compared to $552.1 million and $601.2 million for 1998 and 1997, respectively. The increase of 51% in premiums earned in 1999 as compared to 1998 is due primarily to new business development and, to a lesser extent, the acquisition of Unicare. New business development was significant in 1999 totaling approximately $448.8 million in estimated annual direct premiums written, as compared to $221 million in estimated annual direct premiums written for 1998. Using estimated annual premiums on policies in effect at December 31, 1999 and 1998 (referred to as "inforce premiums"), the Company's inforce premium has grown 41% to $1.034 billion at December 31, 1999 from $734.3 million at December 31, 1998. While the growth in inforce premium is considered significant, the Company believes it has remained conservative in its underwriting standards. This is evidenced by the fact that the new business written in 1999 represents only 8% of the approximate $5.4 billion in estimated annual premiums submitted to the Company for underwriting consideration in 1999. This percentage compares to 7% for 1998 and is in line with the Company's historical experience. The growth in inforce premium has occurred across all of the Company's geographic regions nationally. (See "Variability of Operating Results" and "Workers' Compensation Regulation.")

     The lower insurance premiums in 1998 as compared to 1997 were due mainly to the offsetting effects of higher workers' compensation insurance premiums resulting from the acquisitions of Unicare and Industrial, more than offset by additional ceded reinsurance premiums in 1998. These additional ceded reinsurance premiums were due mainly to additional excess of loss reinsurance purchased for the Company's workers' compensation insurance business, which was in effect from January 1, 1998 through December 31, 1999. This additional reinsurance reduced the point at which reinsurers assume liability from $1 million per loss occurrence to $50,000 per loss occurrence. With the expiration of these reinsurance agreements, the Company's ceded premium expense in the future is expected to be significantly lower than the ceded premium expense levels recognized in 1999 and 1998. (See "Item 1. Business -- Property and Casualty Insurance Operation -- Reinsurance Ceded" and Note F of the Notes to Consolidated Financial Statements.)

     Net Investment Income. Net investment income within the property and casualty insurance operation was $157.7 million, $178.3 million and $138.9 million in 1999, 1998 and 1997, respectively. Higher invested assets associated with the Unicare acquisition were more than offset by higher ceded reinsurance costs and claim payments, resulting in lower investment income in 1999 as compared to 1998. The higher investment income in 1998 as compared to 1997 was due mainly to significantly higher average invested assets resulting from the acquisitions of Unicare and Industrial. (See "Item 1. Business -- Investment Portfolio.")

     Loss and Loss Adjustment Expense. The property and casualty loss and LAE incurred was $770.5 million, $335.5 million and $389.2 million in 1999, 1998 and 1997, respectively. In addition, the ratio of these losses and LAE to property and casualty insurance premiums earned ("loss ratio") was 92.7%, 60.8% and 64.7% in 1999, 1998 and 1997, respectively. The loss ratio increased significantly in 1999 as compared to 1998 due to the combined adverse effect on loss and LAE incurred of a lower than expected level of reinsurance recoveries than had been actuarially predicted, coupled with the effect of the Company's recognition of the settlement agreement with Reliance under a reinsurance treaty that was in effect from January 1, 1998 through December 31, 1999. (See "Special Discussion Concerning Property and Casualty Insurance Results" and "Item 1.
Business -- Property and Casualty Insurance Operation -- Reinsurance Ceded.") The decrease in the loss ratio in 1998 as compared to 1997 is due predominately to the additional reinsurance purchased by

Fremont and which was in effect from January 1, 1998 through December 31, 1999, offset partially by higher loss ratios in 1998 associated with Industrial.

     Fremont's property and casualty insurance operation is required to maintain reserves to cover the Company's ultimate liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each accounting period. The Company regularly reviews its reserving techniques, overall reserve position and reinsurance. In light of present facts and current legal interpretations, management believes that adequate provisions have been made for loss and LAE reserves, net of reinsurance recoverables. These reserves do not represent an exact calculation of liabilities, but instead are estimates involving actuarial projections at a given time of what the ultimate settlement and administration of claims will cost, including estimates of reinsurance recoveries associated with the estimated claims costs. These projections are based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity, and judicial theories of liability, as well as other factors. The establishment of appropriate gross loss and LAE reserves and reinsurance recoverables is an inherently uncertain process and there can be no certainty that currently established gross loss and LAE reserves and reinsurance recoverables will prove to be adequate in light of subsequent actual experience. Subsequent actual experience has resulted, and could result, in net loss and LAE reserves being too high or too low. Fremont's future loss and LAE development could require an increase in its gross loss and LAE reserves or a decrease in its reinsurance recoverables from prior periods, which would adversely affect the Company's earnings in future periods.

     Policy Acquisition Costs and Other Operating Costs and Expenses. The ratio of policy acquisition costs and other operating costs and expenses to premiums earned is referred to as the expense ratio, which was 31.6%, 34.5% and 27.5% in 1999, 1998 and 1997, respectively. The lower expense ratio in 1999 as compared to 1998 is due mainly to the significant increase in the premium base in 1999 resulting from increases in new business development, as well as to the acquisition of Unicare. The increase in this ratio in 1998 as compared to 1997 is due mainly to a lower premium base in 1998 resulting from the additional reinsurance purchased by Fremont that was effective from January 1, 1998 through December 31, 1999. (See "Premiums.")

     Dividends to Policyholders. The Company's policyholder dividends ratio was 4.4%, 0.9% and 0.8% in 1999, 1998 and 1997, respectively. The low ratios are due primarily to the type of workers' compensation insurance policies written by the Company. Fremont's workers' compensation insurance policies are generally written as non-participating, which means that they do not include provisions for dividend consideration. (See "Item 1. Business -- Regulation -- Workers' Compensation Regulation.")

     Variability of Operating Results. The Company's profitability can be affected significantly by many factors including competition, the severity and frequency of claims, fluctuation in interest rates and the rate of inflation, legislation and regulations, court decisions, the judicial climate and general economic conditions and trends, all of which are outside of the Company's control. In addition, Fremont's results may be affected by its ability to assess and integrate successfully the operations of acquired companies, as well as the Company's ability to contain expenses and to implement appropriate technological changes. Any of these factors could contribute to significant variation in the Company's results of operations within the different aspects of its business, or businesses taken as a whole, from quarter to quarter and from year to year. Also, the establishment of appropriate loss and LAE reserves, net of reinsurance recoverables, necessarily involves estimates, and reserve adjustments have caused significant fluctuations in operating results from year to year.

     With respect to Fremont's workers' compensation insurance business, changes in economic conditions can lead to reduced premium levels due to lower payrolls as well as increased claims due to the tendency of workers who are laid off to submit workers' compensation insurance claims. Changes in market interest rates can affect the amount of interest income that the Company earns on its investment portfolio, as well as the amount of realized and unrealized gains or losses on specific holdings within the Company's investment portfolio. Legislative and regulatory changes can also cause the operating results of the Company's workers' compensation insurance businesses to vary.

     Fremont's workers' compensation insurance business competes in a market characterized by competition on the basis of price and service. In addition, state regulatory changes could affect competition in the states where the Company transacts business. Although the Company is one of the largest writers of workers' compensation insurance in the nation, certain of its competitors are larger and have greater resources than Fremont. The Company cannot be certain that it will continue to maintain its market share in the future or that the Company will be able to obtain adequate pricing for its insurance products. Over the past several years, the Company has observed a reduction in the number of competitors resulting from the consolidation of companies into other entities, companies who are forced to terminate underwriting activities through regulatory actions by state insurance authorities, as well as from companies electing to reduce or discontinue the writing of workers' compensation insurance in certain jurisdictions.

     Fremont's workers' compensation insurance operations are concentrated in California and Illinois, with 60% of the Company's premium inforce being located in these two states. Because of this concentration, the Company's financial position and results of operations have been and are expected to continue to be influenced by general trends in the respective states' economies, and in particular, the condition of the workers' compensation insurance market within each state. The impact of unfavorable economic conditions, legislation and other trends within these two states may result in greater uncertainty and volatility in the Company's business operations and could adversely affect the results of Fremont's operations and its financial condition more than if the Company's premium had been originated with more geographic diversification.

     Workers' Compensation Regulation. The Company's workers' compensation insurance operation has premiums inforce in forty-five states and the District of Columbia. Insurance companies are subject to supervision and regulation by the state insurance authority in each state in which they transact business. Such supervision and regulation relate to the numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of injured workers and policyholders rather than investors or stockholders of an insurer. Fremont's multistate insurance operations require, and will continue to require, significant resources of the Company in order to continue to comply with the regulations of each state in which Fremont transacts business.

     Illinois began operating under an open rating system in 1982 and California began operating under such a system effective January 1, 1995. Generally, in an open rating system, workers' compensation insurance companies are provided with advisory premium rates (expected losses and expenses) or loss costs (expected losses only) which vary by job classification. Each insurance company sets its base rates to reflect its particular loss experience and operating costs. Although insurance companies are not required to adopt such advisory premium rates, companies in Illinois generally follow such rates. However, insurance companies in California have, since the adoption of an open rating system, generally set their premium rates below such advisory rates. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates that could be charged by an insurance carrier. The repeal of the minimum rate law has resulted in lower premiums and profitability on the Company's California workers' compensation insurance policies due to increased price competition. Beginning in the second half of 1999, however, Fremont observed a lessening of price competition in its primary regions of California and Illinois. More recently, in January 2000 Fremont experienced weighted average renewal premium rate increases of 26% and 14% in California and Illinois, respectively, and Fremont's total inforce premiums for all regions combined remained in excess of $1 billion at January 31, 2000. It is uncertain however, whether the observed lessening in the competitive environment and the Company's ability to increase premium rates will continue.

FINANCIAL SERVICES OPERATION

     The financial services operation of Fremont General Credit Corporation is principally engaged in commercial and residential real estate lending, syndicated loans and insurance premium financing. Revenues consist principally of interest income and, to a lesser extent, gains on whole loan sales, fees and other income. Prior to the December 20, 1999 sale of the Company's commercial finance subsidiary, Fremont provided commercial finance loans, primarily secured by accounts receivable, inventory, and machinery and equipment, to small and middle market companies on a nationwide basis.

     The following table presents information with respect to Fremont's financial services operation:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                  (THOUSANDS OF DOLLARS)
Revenues...................................................  $411,575    $297,469    $232,342
Expenses...................................................   331,701     241,963     190,056
                                                             --------    --------    --------
Income Before Taxes........................................  $ 79,874    $ 55,506    $ 42,286
                                                             ========    ========    ========

     Revenues increased 38% and 28% in 1999 and 1998, respectively, due primarily to greater loan interest revenue attributable to growth in the average financial services loan portfolio over the three year period ended December 31, 1999. The average financial services loan portfolio grew in 1999 to $3.9 billion from $2.4 billion and $1.9 billion in 1998 and 1997, respectively. Also contributing to the increase in revenues in 1999 is a gain before taxes of $10.3 million recognized by the Company from the December 20, 1999 sale of its commercial finance subsidiary.

     Partially offsetting the 1999 increase in interest revenues were lower gains on the whole loan sales of residential real estate loans. Gains on whole loan sales were approximately $5.0 million, $29.7 million and $8.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. Whole loan sales are cash transactions made without recourse to the Company or its subsidiaries. The lower whole loan sales resulted from an observed decrease in the price for the Company's residential real estate loans beginning in the second half of 1998. This condition was a consequence of market disruptions and an oversupply of loans available for sale which occurred during this same period. Rather than sell its loans at cash prices lower than what it believed was the economic benefit to be derived, the Company began a program to retain these benefits by either retaining the loans in its portfolio or by securitizing them. During 1999, Fremont sold $1.75 billion in residential real estate loans, comprised of $1.41 billion in loans sold in three securitizations and $343.5 million in whole loan sales to other financial institutions. In 1998 and 1997, residential real estate loan sales of $746.5 million and $162.8 million, respectively, were represented entirely by whole loan sales. For the year ended December 31, 1999, the Company has not recognized any gain on the residual interests retained from the three securitizations, since the value of the residual interests is subject to substantial credit, prepayment, and interest rate risks on the loans sold. While this reduces current period income, income may be recognized in future periods if the Company's original assumptions develop favorably. (See "Variability of Operating Results.") The Company's financial services loan disposition strategy will continue to include securitization in addition to whole loan sale and retaining loans in its portfolio, depending on market conditions, profitability and cash flows. (See "Residential Real Estate Loan Securitization" and Notes A and D of Notes to Consolidated Financial Statements.)

     Income before taxes in the financial services operation was $79.9 million, $55.5 million and $42.3 million for 1999, 1998 and 1997, respectively. The 44% and 31% increases in income before taxes in 1999 and 1998 respectively, are mainly due to the previously described growth in the average financial services loan portfolio and the gain on the sale of the Company's commercial finance subsidiary. Additionally, the Company recognized higher gains on residential real estate whole loan sales in 1998, as compared to both 1999 and 1997.

     The following table identifies the interest income, interest expense, average interest bearing assets and liabilities, and interest margins for Fremont's financial services operation:

                                                               YEAR ENDED DECEMBER 31,
                           ------------------------------------------------------------------------------------------------
                                        1999                             1998                             1997
                           ------------------------------   ------------------------------   ------------------------------
                            AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                            BALANCE     INTEREST    COST     BALANCE     INTEREST    COST     BALANCE     INTEREST    COST
                           ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                       (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Interest bearing
  assets(1):
  Commercial real estate
    loans................  $2,086,038   $193,491    9.28%   $1,220,115   $120,718    9.89%   $  954,181   $ 93,973    9.85%
  Residential real estate
    loans................     726,552     67,248    9.26       417,872     40,025    9.58       322,597     30,896    9.58
  Commercial finance
    loans................     527,521     55,503   10.52       416,264     48,963   11.76       436,527     52,269   11.97
  Syndicated loans.......     486,835     43,808    9.00       249,440     24,829    9.95       144,982     15,925    9.76
  Insurance premium
    finance loans........      60,691      6,358   10.48        62,050      6,214   10.01        54,116      6,132   11.33
  Investments............     201,527     10,409    5.17       226,097     12,716    5.62       178,941     10,186    5.69
                           ----------   --------            ----------   --------            ----------   --------
        Total interest
          bearing
          assets.........  $4,089,164   $376,817    9.22%   $2,591,838   $253,465    9.78%   $2,091,344   $209,381   10.01%
                           ==========   ========            ==========   ========            ==========   ========
Interest bearing
  liabilities:
  Time deposits..........  $2,163,215   $116,377    5.38%   $1,339,116   $ 76,215    5.69%   $1,030,787   $ 60,055    5.83%
  Savings deposits.......     657,697     32,797    4.99       388,355     20,245    5.21       268,344     13,610    5.07
  Securitization
    obligation...........     332,873     18,160    5.46       287,386     17,588    6.12       301,545     18,551    6.15
  Debt with banks........     495,941     26,916    5.43       268,834     17,170    6.39       216,944     14,406    6.64
  Debt from affiliates...     129,007      9,276    7.19        53,813      3,279    6.09        49,735      2,810    5.65
  Other..................      41,993      2,412    5.74         2,082         90    4.32         5,250        312    5.94
                           ----------   --------            ----------   --------            ----------   --------
        Total interest
          bearing
          liabilities....  $3,820,726   $205,938    5.39%   $2,339,586   $134,587    5.75%   $1,872,605   $109,744    5.86%
                           ==========   ========            ==========   ========            ==========   ========
Net interest income......               $170,879                         $118,878                         $ 99,637
Net yield on average
  interest bearing
  assets.................                           4.18%                            4.59%                            4.76%

---------------
(1) Average loan balances include non-accrual loan balances, and exclude residual interest in securitized loans.

     The margin between the Company's interest income and expense ("net yield") decreased in 1999 as compared to 1998 due mainly to the combined effect of a decrease in the net yields on commercial real estate and commercial finance loans and an increase in the level of average syndicated loans, which generally carry lower yields. The Company's overall net yield decreased in 1998 as compared to 1997, due primarily to the combined effect of a decrease in the net yields on commercial finance loans and an increase in the level of average syndicated loans.

     Loans Receivable and Reserve Activity. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:

                                                               DECEMBER 31,
                                       ------------------------------------------------------------
                                              1999                 1998                 1997
                                       ------------------   ------------------   ------------------
                                                    % OF                 % OF                 % OF
                                         AMOUNT     TOTAL     AMOUNT     TOTAL     AMOUNT     TOTAL
                                       ----------   -----   ----------   -----   ----------   -----
                                                 (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Term loans:
  Commercial real estate loans.......  $2,332,880     75%   $1,561,145     52%   $1,046,441     51%
  Residential real estate loans......     388,297     13       549,400     18       380,126     19
  Syndicated loans...................     322,715     10       168,170      6        42,101      2
  Insurance premium finance loans....      64,596      2        58,319      2        54,257      3
  Commercial finance loans...........          --     --       168,040      5       115,912      6
                                       ----------    ---    ----------    ---    ----------    ---
          Total term loans...........   3,108,488    100     2,505,074     83     1,638,837     81
Revolving loans:
  Syndicated loans...................       8,990     --       191,980      6       104,689      5
  Commercial finance loans...........          --     --       317,468     11       284,563     14
                                       ----------    ---    ----------    ---    ----------    ---
          Total revolving loans......       8,990     --       509,448     17       389,252     19
                                       ----------    ---    ----------    ---    ----------    ---
          Total loans................   3,117,478    100     3,014,522    100     2,028,089    100
Less allowance for possible loan
  losses.............................     (56,494)    (2)      (56,346)    (2)      (44,402)    (2)
                                       ----------    ---    ----------    ---    ----------    ---
  Loans receivable...................  $3,060,984     98%   $2,958,176     98%   $1,983,687     98%
                                       ==========    ===    ==========    ===    ==========    ===

     The following table illustrates the maturities of Fremont's loans receivable:

                                                      MATURITIES AT DECEMBER 31, 1999
                                             --------------------------------------------------
                                              1 TO 24      25 TO 60     OVER 60
                                               MONTHS       MONTHS       MONTHS        TOTAL
                                             ----------    --------    ----------    ----------
                                                           (THOUSANDS OF DOLLARS)
Term loans -- variable rate................  $1,032,368    $795,411    $  721,600    $2,549,379
Term loans -- fixed rate...................     129,309      89,944       339,856       559,109
Revolving loans -- variable rate...........          --       6,829         2,161         8,990
                                             ----------    --------    ----------    ----------
          Total............................  $1,161,677    $892,184    $1,063,617    $3,117,478
                                             ==========    ========    ==========    ==========

     The Company monitors the relationship of fixed and variable rate loans and interest bearing liabilities in order to minimize interest rate risk. (See "Variability of Operating Results.")

     During 1997, the Company began originating both commercial and residential real estate loans outside of California. The Company intends to seek portfolio growth outside of California in order to achieve greater geographic diversity in its loan portfolio and thereby lessen Fremont's exposure to regional economic conditions. The total amount of commercial and residential real estate loans outstanding, excluding loans held for sale, on properties located outside of California at December 31, 1999 was $992 million and $176 million, respectively. (See "Variability of Operating Results.")

     The following table describes the asset classifications, loss experience and reserve reconciliation of the financial services operation as of or for the periods ended as shown below:

                                                                       DECEMBER 31,
                                                         -----------------------------------------
                                                            1999           1998           1997
                                                         -----------    -----------    -----------
                                                          (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Non-accrual loans......................................  $   30,462     $   22,520     $   31,525
Accrual loans 90 days past due.........................         928          1,264            927
Real estate owned ("REO")..............................       3,720          4,918          9,571
                                                         ----------     ----------     ----------
          Total non-performing assets..................  $   35,110     $   28,702     $   42,023
                                                         ==========     ==========     ==========
Beginning allowance for possible loan losses...........  $   56,346     $   44,402     $   37,747
Provision for loan losses..............................      25,470         11,059         12,319
Reserves (sold) established with portfolio
  (dispositions) acquisitions..........................     (14,265)         3,465             --
Charge-offs:
  Commercial real estate loans.........................         762            202          1,484
  Residential real estate loans........................       1,318          1,036          1,268
  Syndicated loans.....................................       2,164             --             --
  Insurance premium finance loans......................          91            132            822
  Commercial finance loans.............................       6,965          2,049          3,384
                                                         ----------     ----------     ----------
          Total charge-offs............................      11,300          3,419          6,958
                                                         ----------     ----------     ----------
Recoveries:
  Commercial real estate loans.........................          74            534            469
  Residential real estate loans........................          59            161            777
  Syndicated loans.....................................          --             --             --
  Insurance premium finance loans......................          16             28             36
  Commercial finance loans.............................          94            116             12
                                                         ----------     ----------     ----------
          Total recoveries.............................         243            839          1,294
                                                         ----------     ----------     ----------
Net charge-offs........................................      11,057          2,580          5,664
                                                         ----------     ----------     ----------
Ending allowance for possible loan losses..............  $   56,494     $   56,346     $   44,402
                                                         ==========     ==========     ==========
Allocation of allowance for possible loan losses:
  Commercial real estate loans.........................  $   41,535     $   28,762     $   24,964
  Residential real estate loans........................       9,053         11,335          8,002
  Syndicated loans.....................................       5,344          6,798          3,338
  Insurance premium finance loans......................         562            468            375
  Commercial finance loans.............................          --          8,983          7,723
                                                         ----------     ----------     ----------
          Total allowance for possible loan losses.....  $   56,494     $   56,346     $   44,402
                                                         ==========     ==========     ==========
Total loans receivable.................................  $3,117,478     $3,014,522     $2,028,089
Average total loans receivable.........................   3,887,637      2,365,741      1,906,448
Net charge-offs to average total loans receivable......        0.28%          0.11%          0.30%
Non-performing assets to total loans receivable........        1.13%          0.95%          2.07%
Allowance for possible loan losses to total loans
  receivable...........................................        1.81%          1.87%          2.19%
Allowance for possible loan losses to non-performing
  assets...............................................      160.91%        196.31%        105.66%
Allowance for possible loan losses to non-accrual loans
  and accrual loans 90 days past due...................      179.97%        236.91%        136.82%

     Non-performing assets increased to $35.1 million at December 31, 1999 from $28.7 million at December 31, 1998, due to increases in non-performing commercial and residential real estate loans. Non-performing assets at December 31, 1998 were lower than December 31, 1997 despite total loans receivable increasing to $3.0 billion at December 31, 1998 from $2.0 billion at December 31, 1997.

     The higher provision for loan losses in the year ended December 31, 1999 as compared to the prior year is consistent with the significant increase in average total loans receivable to $3.9 billion in 1999 from $2.4 billion in 1998. While net charge-offs as a percentage of average total loans receivable has increased in 1999 to 0.28% as compared to 0.11% in 1998, the increase is due primarily to commercial finance loans charged off within the Company's commercial finance subsidiary which was sold in December 1999. The coverage of the allowance for possible loan losses to non-accrual loans and accrual loans 90 days past due has remained high at 179.97% as of December 31, 1999. The lower provision for loan losses in the year ended December 31, 1998 as compared to the year ended December 31, 1997 is due primarily to improved loan loss experience. This improvement is evidenced by the decrease in net charge-offs to $2.6 million in 1998 as compared to $5.7 million in 1997, while total loans receivable increased during this same period.

     Residential Real Estate Loan Securitizations. As previously discussed, the Company's residential real estate operation began a program in 1999 of selling loans through securitization. In the Company's securitizations, the Company sells residential real estate loans to a special purpose entity, which is established for the limited purpose of purchasing the loans and issuing interest bearing securities that represent interests in the loans. The securitization is treated as a sale and the loans sold are removed from the Company's balance sheet. The securities issued to third party investors are collateralized by the underlying pool of residential real estate loans. The investors and the special purpose entity have no recourse to the Company for failure of the residential loan borrowers to pay when due. The Company retains a residual interest, which represents the right to receive certain future cash flows which are generally equal to the value of the principal and interest to be collected on the loans in excess of: (i) the principal and interest to be paid on the securities; and (ii) various contractual net servicing fees and other expenses. Most of the Company's residual interests, however, are generally restricted until investors and other expenses have been paid or otherwise are subordinate to investor's interests. Upon completion of the securitization, the Company records its residual interests as an asset on the balance sheet. Gains or losses on a securitization are based on the estimated fair value of the proceeds from the sale, net of related transaction costs and the allocated carrying value of the loans sold. Fair value is determined by computing the net present value of the estimated cash flows retained, using the dates that such cash flows are expected to be released to the Company (the cash-out method), at a discount rate considered commensurate with the risks associated with the cash flows. The amounts and timing of the cash flows are estimated after considering various economic factors and other factors, including prepayment speeds and delinquency, default and loss rates. The outstanding balance of the Company's residual interests at December 31, 1999 was $63 million. Since the value of the residual interests is subject to substantial credit, prepayment, and interest rate risks on the loans sold, the Company has recognized no gain on the residual interests it has retained. This reduces the amounts of gain recognized in the current period; however, income may be recognized in future periods if the Company's original assumptions develop favorably. (See "Variability of Operating Results.")

     Variability of Operating Results. During periods when economic conditions are unfavorable, the Company's financial services businesses may not be able to originate new loan products or maintain the credit quality of its finance receivables, both in its portfolio and for those loans that have been securitized, at previously attained levels. This may result in increased levels of non-performing assets and net credit losses. Changes in market interest rates, or in the relationships between various interest rates could cause Fremont's interest margins to be reduced and may result in significant changes in the prepayment patterns of the Company's finance receivables. These risk factors could adversely affect the value of Fremont's loans and their related collateral, as well as, the valuation of the residual interests in the Company's securitized loans, both of which could adversely affect Fremont's results of operations and financial condition.

     The Company's financial services businesses maintain reserves for credit losses on its portfolio of finance receivables in amounts that the Company believes are sufficient to provide adequate protection against potential losses. The finance receivables that Fremont primarily originates, both for its portfolio and for securitization, are generally non-conventional and non-investment grade loans. To mitigate for the somewhat higher potential risk of the lending that the Company is primarily engaged in and for the impact that adverse economic developments could have on the Company's finance receivables, Fremont lends primarily on a senior and secured basis and employs a proactive asset management approach. The Company also attempts to carefully evaluate the underlying collateral that secures these loans and to maintain underwriting standards that are designed to effect appropriate loan to collateral valuations and cash flow coverages. Although the Company believes that its consolidated level of reserves is sufficient to cover potential credit losses, these reserves could prove to be inadequate due to unanticipated adverse changes in economic conditions or discrete events that adversely affect specific borrowers, industries or markets. Any of these changes could impair the Company's ability to realize the expected value of the collateral securing certain of its finance receivables or the timing of the realization thereof.

     The Company's financial services businesses compete in markets that are highly competitive and are characterized by factors that vary based upon product and geographic region. The markets in which Fremont competes are typically characterized by a large number of competitors who compete based primarily upon price, terms and loan structure. The Company primarily competes with banks and mortgage and finance companies, many of which are larger and have greater financial resources than Fremont. The competitive forces of these markets could adversely affect the Company's net finance income, loan origination volume or net credit losses.

     While the Company attempts to diversify its loan origination by geographic region, the Company's geographic concentration of commercial and residential real estate loans in California may subject its loan portfolio and securitized loans to higher rates of delinquencies, defaults and losses in an economic downturn in California than the rates experienced in loan portfolios having greater geographic diversity. At December 31, 1999, approximately half of Fremont's commercial and residential real estate loans, both in its portfolio and those loans that have been securitized, were collateralized by properties located in California. Adverse events in California, such as real estate market declines or the occurrence of natural disasters upon property located therein, may have a more significant adverse effect upon the Company's operating results and financial condition than if a higher percentage of its loans were collateralized by properties located outside California.

     Fremont's financial services businesses include a Federal Deposit Insurance Corporation ("FDIC") insured thrift and loan subject to supervision and regulation by the California Department of Financial Institutions and the FDIC. Federal and state regulations prescribe certain minimum capital requirements and, while the Company's thrift is currently in compliance with such requirements, in the future the Company could be required to make additional contributions to its thrift in order to maintain compliance with such requirements. Future changes in government regulation and policy could adversely affect the thrift and loan industry, including Fremont's thrift. Such changes in regulations and policies may place restrictions on or make changes to the Company's lending business and increase the costs of compliance.

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

                   PROPERTY AND CASUALTY INSURANCE OPERATION

                           INTEREST RATE SENSITIVITY

                                                             PRINCIPAL AMOUNT MATURING IN:
                                      ---------------------------------------------------------------------------   FAIR VALUE AT
                                        2000      2001      2002      2003       2004     THEREAFTER     TOTAL        12/31/99
                                      --------   -------   -------   -------   --------   ----------   ----------   -------------
                                                                (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Interest rate sensitive assets:
  Securities available for sale:
    Fixed interest rate
      investments...................  $123,627   $98,803   $12,670   $29,308   $117,718   $1,433,744   $1,815,870    $1,732,844
      Weighted-average interest
        rate........................      6.24%     8.84%     7.17%     7.80%      7.92%        6.82%        6.96%
    Variable interest rate
      investments...................        --        --        --   $18,258   $ 22,866   $   52,778   $   93,902    $   98,219
      Weighted-average interest
        rate........................        --        --        --      8.19%      9.88%        5.61%        6.89%

  Financial Services Operation -- Interest Rate Risk

     Fremont's financial services operation is subject to interest rate risk resulting from differences between the rates on, and repricing characteristics of, interest-earning loans receivable and the rates on, and repricing characteristics of, interest bearing liabilities used to finance its loans such as thrift deposits and debt. Interest rate gaps may arise when assets are funded with liabilities having different repricing intervals or different market indices to which the instruments' interest rate is tied and to this degree earnings will be sensitive to interest rate changes. Additionally, interest rate gaps could develop between the market rate and the interest rate on loans in the Company's financial services loan portfolio, which could result in borrowers' prepaying their loan obligations to Fremont. While the Company attempts to match the characteristics of interest rate sensitive assets and liabilities to minimize the effect of fluctuations in interest rates, Fremont does not currently utilize derivative financial instruments to meet these objectives. For the financial services operation, the expected maturity date does not necessarily reflect the net market risk exposure because certain instruments are subject to interest rate changes before expected maturity.

     The following table provides information about the assets and liabilities of the Company's financial services operation that are sensitive to changes in interest rates. For loans, investments, thrift deposits and other liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturity, adjusted for estimated loan prepayments based upon the historical behavior of its financial services loan portfolio. Thrift deposits that have no contractual maturity are presented as maturing in 2000.

                          FINANCIAL SERVICES OPERATION

                           INTEREST RATE SENSITIVITY

                                                          PRINCIPAL AMOUNT MATURING IN:                                FAIR
                                 --------------------------------------------------------------------------------    VALUE AT
                                    2000        2001       2002       2003       2004     THEREAFTER     TOTAL       12/31/99
                                 ----------   --------   --------   --------   --------   ----------   ----------   ----------
                                                            (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Interest rate sensitive assets:
 Variable rate
   Commercial real estate
     loans.....................  $  537,026   $762,576   $258,520   $129,696   $153,738    $ 38,479    $1,880,035   $1,880,134
     Weighted-average interest
       rate....................       10.00%      9.99%     10.19%     10.16%     10.16%       9.71%        10.04%
   Residential real estate
     loans.....................  $  517,000   $ 49,673   $ 17,513   $ 17,091   $ 14,483    $ 27,616    $  643,376   $  667,309
     Weighted-average interest
       rate....................       10.21%      7.44%     10.97%     10.15%     10.25%      12.06%        10.10%
   Syndicated loans............  $   21,439   $ 23,451   $ 25,650   $ 28,057   $ 30,688    $202,420    $  331,705   $  331,705
     Weighted-average interest
       rate....................        9.05%      9.05%      9.05%      9.05%      9.05%       9.05%         9.05%
   Investments.................  $   46,595   $  5,973   $  2,750   $  1,182   $    484    $    323    $   57,307   $   57,307
     Weighted-average interest
       rate....................        5.58%      6.12%      6.12%      6.12%      6.12%       6.12%         5.68%
 Fixed Rate
   Commercial real estate
     loans.....................  $   47,668   $ 47,070   $ 62,802   $ 42,371   $ 34,941    $236,708    $  471,560   $  441,655
     Weighted-average interest
       rate....................        9.84%      9.55%      8.95%      9.26%      9.05%       8.29%         8.80%
   Residential real estate
     loans.....................  $    6,576   $  5,493   $  4,180   $  3,146   $  2,455    $  7,289    $   29,139   $   30,034
     Weighted-average interest
       rate....................       10.38%     10.37%     10.40%     10.40%     10.52%      10.42%        10.40%
   Premium finance loans.......  $   64,596         --         --         --         --          --    $   64,596   $   64,596
     Weighted-average interest
       rate....................       10.30%        --         --         --         --          --         10.30%
   Investments.................  $  175,613         --         --         --         --    $ 44,828    $  220,441   $  220,441
     Weighted-average interest
       rate....................        5.50%        --         --         --         --        6.27%         5.65%
Interest rate sensitive
 liabilities:
 Variable Rate
   Thrift deposits.............  $  671,834         --         --         --         --          --    $  671,834   $  671,834
     Weighted-average interest
       rate....................        5.03%        --         --         --         --          --          5.03%
   Debt from affiliates........  $  156,612         --         --         --         --          --    $  156,612   $  156,612
     Weighted-average interest
       rate....................        7.64%        --         --         --         --          --          7.64%
 Fixed Rate
   Thrift deposits.............  $2,164,436   $259,520   $ 17,485   $ 57,518   $121,991    $130,459    $2,751,409   $2,734,548
     Weighted-average interest
       rate....................        5.58%      5.61%      5.71%      5.60%      5.85%       6.05%         5.62%
   Debt with Federal Home Loan
     Bank......................  $   10,000         --         --         --         --          --    $   10,000   $   10,000
     Weighted-average interest
       rate....................        5.49%        --         --         --         --          --          5.49%

     During 1999, the Company began a program to securitize certain of its residential real estate loans. A securitization has the effect of reducing interest rate risk since the securitized loans are typically removed from the balance sheet. However, the Company retains a residual interest in the securitized loans, and this residual interest is recorded on the balance sheet at fair value ($63 million at December 31, 1999). These residual interests are subordinated to the right of other investors. Residual interests do not have a stated maturity or amortization period. The expected amount of the net cash flow, as well as the timing of such cash flow, depends on the performance of the underlying collateral supporting each securitization. The actual cash flow of these instruments could vary substantially if performance is different from the Company's assumptions.

Fremont develops assumptions to value its residual interests by analyzing past portfolio performance, current loan characteristics and current market and interest rate conditions.

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

                                                            PRINCIPAL AMOUNT MATURING IN:                         FAIR VALUE AT
                                       ------------------------------------------------------------------------   DECEMBER 31,
                                         2000      2001     2002      2003       2004     THEREAFTER    TOTAL         1999
                                       --------   ------   ------   --------   --------   ----------   --------   -------------
                                                               (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Interest rate sensitive assets:
  Fixed interest rate short-term
    investments......................  $107,023       --       --         --         --          --    $107,023     $107,023
      Weighted-average interest
        rate.........................      5.39%      --       --         --         --          --        5.39%
Interest rate sensitive liabilities:
  Fixed interest rate debt
    borrowings.......................        --       --       --         --   $198,871    $226,762    $425,633     $342,205
      Weighted-average interest
        rate.........................        --       --       --         --       7.70%       7.81%       7.76%
  Variable interest rate debt
    borrowings.......................        --   $1,607   $1,945         --         --          --    $  3,552     $  3,552
      Weighted-average interest
        rate.........................        --     7.23%    7.23%        --         --          --        7.23%
  Fixed interest rate
    Company-obligated mandatorily
    redeemable preferred securities
    of subsidiary Trust holding
    solely Company junior
    subordinated debentures..........        --       --       --         --         --    $100,000    $100,000     $ 58,750
      Weighted-average interest
        rate.........................        --       --       --         --         --        9.00%       9.00%

LIQUIDITY AND CAPITAL RESOURCES

     The property and casualty insurance operation must have cash and liquid assets available to meet its obligations to policyholders in accordance with contractual obligations, in addition to having the funds available to meet ordinary operating costs. The operation has several sources of funds to meet its obligations, including cash flow from operations, recoveries from reinsurance contracts and investment securities. By statute, the majority of the cash from the operation is required to be invested in investment grade securities to provide protection for policyholders. Fremont invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's investment portfolio had an unrealized (loss) gain of $(106.3) million and $59.8 million at December 31, 1999 and 1998, respectively.

     Fremont's property and casualty insurance subsidiaries are required in certain states to maintain on deposit investments meeting specified standards that have an aggregate market value equal to the Company's workers' compensation loss reserves. At December 31, 1999, the Company had approximately $500 million in cash and investment securities at amortized value that exceeded this requirement.

     The Company's thrift and loan subsidiary finances its lending activities through customer deposits, which have grown to $3.42 billion at December 31, 1999 from $2.13 billion at December 31, 1998. Additionally, beginning in 1999, the Company financed certain of its residential real estate loans through securitization. During 1999, the Company sold approximately $1.41 billion of residential real estate loans in three securitizations. (See "Financial Services Operation.") The thrift is also eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"), which financing is available at varying rates and terms. As of December 31, 1999, $364 million was available under the facility from the FHLB of which $10 million was outstanding. In October 1999, the thrift established a warehouse financing facility that may be used to finance certain residential real estate loans held for sale through securitization or whole loan sale. The facility permits secured borrowings up to $200 million with a variable interest rate of LIBOR plus 0.375%. As of December 31, 1999, there were no borrowings under this facility. Additionally in 1999, the thrift obtained a line of credit with the Federal Reserve Bank of San Francisco, and at December 31, 1999 had a borrowing capacity of $272.5 million, with no amounts outstanding.

     As a holding company, Fremont General Corporation ("the holding company") pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, management fees paid by its subsidiaries and dividends paid by its subsidiaries. Stockholders' dividends declared aggregated $21.7 million, $20.9 million and $18.9 million during 1999, 1998 and 1997, respectively. Several of Fremont's subsidiaries are subject to certain statutory and regulatory restrictions and various agreements, principally loan agreements, that restrict their ability to distribute dividends to the holding company. The holding company expects that during the next few years dividends from its subsidiaries will consist of dividends from its property and casualty insurance subsidiaries. The maximum amount available for payment of dividends by the property and casualty insurance subsidiaries at December 31, 1999 without prior regulatory approval is approximately $56.3 million.

     On March 17, 1999, Fremont General Corporation issued $425 million of Senior Notes consisting of $200 million of 7.70% Senior Notes due 2004 and $225 million of 7.875% Senior Notes due 2009. Net proceeds from the Senior Notes were used to repay all indebtedness outstanding under a revolving line of credit and for general corporate purposes, including working capital. The Senior Notes were offered in a private placement to qualified institutional buyers and a limited number of institutional accredited investors. The Company subsequently filed a Registration Statement on Form S-4, which was declared effective by the Securities and Exchange Commission on May 11, 1999, in connection with an exchange offer by the Company and the issuance of an equal principal amount of exchange notes upon tender of the initial $425 million of Senior Notes. The exchange notes consist of $200 million of 7.70% Series B Senior Notes due 2004 and $225 million of 7.875% Series B Senior Notes due 2009. The form and terms of the exchange notes are substantially identical to those of the initial notes, except that the exchange notes have been registered under the Securities Act and therefore, do not bear legends restricting their transfer and are not entitled to registration rights or additional interest as did the initial notes. As of June 11, 1999, the closing date for the exchange offer, all outstanding Senior Notes had been exchanged for Series B Senior Notes. The exchange notes evidence the same debt as the initial notes and both the initial notes and the exchange notes are governed by the same indenture.

     On February 28, 2000, Fremont reached an agreement with one of its reinsurers, Reliance Insurance Company ("Reliance"), to settle all obligations between the Company and Reliance under a contract of reinsurance which was in effect for the period January 1, 1998 through December 31, 1999. Under the terms of the settlement agreement, the Company will receive in excess of $100 million in cash and will no longer have any involvement with the Reliance workers' compensation reinsurance programs brokered for Reliance by Unicover Managers, Inc. In recognition of this settlement, Fremont recorded a charge to its operating results in the quarter ended December 31, 1999 of approximately $48.8 million after taxes, consisting primarily of the adjustment necessary to bring the estimated unpaid reinsurance recoverables under the reinsurance contract to a present value basis at December 31, 1999. The cash payment is expected to be made to the Company on or shortly after the effective date of the agreement, which is anticipated by the end of the first quarter of 2000. Upon receipt of this cash settlement, the Company's reinsurance recoverables on unpaid loss will be reduced by a like amount. (See "Property and Casualty Insurance
Operation -- Reinsurance Ceded.")

     In December 1999, the Company discontinued its commercial finance lending activities through the sale on December 20, 1999 of Fremont Financial Corporation, its commercial finance subsidiary, to FINOVA Capital Corporation, a subsidiary of The FINOVA Group, Inc. for approximately $708 million in cash including the refinancing and assumption of existing debt. (See "Financial Services Operation.")

     On August 1, 1997, the Company completed the acquisition of Industrial which resulted in the ultimate disbursement of funds totaling $434 million, comprised of $355 million in purchase price, as adjusted pursuant to certain audit and settlement provisions in the purchase agreement, $79 million in the pay-off of an outstanding debt obligation that Industrial owed to Talegen Holdings, Inc., and $10 million in costs incurred in connection with the acquisition. The disbursement of cash used to fund the acquisition included $219 million in borrowings under the Company's existing line of credit and the remainder from internally generated funds.

     During 1999, an aggregate $3.7 million principal amount at maturity of Liquid Yield Option (TM) Notes due October 12, 2013 (Zero Coupon-Subordinated) ("LYONs") were converted into 141,000 shares of Fremont General Corporation's common stock. The effect of these conversions was an increase in stockholders' equity and a decrease in long-term debt of $1.7 million. During 1998, an aggregate $21.0 million principal amount at maturity of LYONs were converted into 809,000 shares of Fremont General Corporation's common stock. The effect of the conversions was an increase in stockholders' equity and a decrease in long-term debt of $10 million. During 1997, an aggregate $266.7 million principal amount at maturity of LYONs were converted into 10.3 million shares of Fremont General Corporation's common stock. The effect of the 1997 conversions was an increase in stockholders' equity and a decrease in long-term debt of $117 million.

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

     Net cash used in operating activities of continuing operations was $131.9 million, $199.7 million and $18.0 million for 1999, 1998 and 1997, respectively. Net cash used in operating activities decreased in 1999 as compared to 1998 due mainly to an increase in claims and policy liabilities in 1999 versus a significant decline in 1998, and an increase in the provision for loan losses resulting from the general growth in the average financial services loan portfolio. (See "Property and Casualty Insurance Operation -- Special Discussion Concerning Property and Casualty Insurance Results.") Partially offsetting these decreases in cash used in operating activities were: (i) the decrease in income from continuing operations to a loss in 1999; (ii) an increase in premiums receivable resulting from the increase in premiums earned in 1999; (iii) the recognition of residual interests in three securitizations completed by the Company in 1999; and (iv) a decrease in the provision for deferred income taxes to a benefit in 1999 due primarily to the net loss carryover generated in 1999. (See Note G of Notes to Consolidated Financial Statements.) Net cash used in operating activities increased in 1998 as compared to 1997, due primarily to a higher reduction in claims and policy liabilities and an increase in premiums receivable and agents' balances, offset partially by an increase in net income and an increase in the provision for deferred income taxes. The higher reduction in claims and policy liabilities is due mainly to an increase in 1998 in reinsurance recoverables on unpaid losses resulting from the additional excess of loss reinsurance purchased by Fremont and which became effective January 1, 1998. (See "Results of Operations -- Property and Casualty Insurance
Operation -- Premiums.") Additionally, the higher provision for deferred income taxes is due predominately to this higher reduction in claims and policy liabilities.

     Net cash used in investing activities was $429.4 million, $721.4 million and $393.2 million for 1999, 1998 and 1997, respectively. The decrease in net cash used in investing activities in 1999 as compared to 1998 results mainly from: (i) a decrease in loan originations and bulk purchases funded, net of receipts from repayments and bulk sales of loans; (ii) a reduction in cash used in acquisitions of companies since the Company did not complete an acquisition in 1999; and (iii) an increase in securities sold, matured or called, net of purchases. The decrease in loan originations net of repayments and bulk sales is due primarily to $2.1 billion included in bulk loan sales in 1999, comprised of $1.4 billion of residential real estate loans sold in three securitizations and $655 million in commercial finance loans sold through the sale of the Company's commercial finance subsidiary. Partially offsetting these decreases in net cash used in investing activities is an increase in short-term investments resulting primarily from the receipt of $131 million in cash from FINOVA Capital Corporation pursuant to the December 1999 sale of the Company's commercial finance subsidiary, and an increase in the short-term liquidity portfolio within the Company's thrift. The increase in net cash used in investing activities in 1998 as compared to 1997 is due mainly to increases in loan originations and bulk purchases funded, net of repayments and a smaller decrease in short-term investments. This was partially offset by increases in securities sold, matured or called, net of purchases and a decrease in the purchase of subsidiaries. The decrease in the purchase of subsidiaries occurs as the 1998 acquisition of Unicare at $110 million in purchase price was smaller than the 1997 acquisition of Industrial.

     Net cash provided by financing activities was $546.5 million, $936.1 million, and $420.8 million in 1999, 1998 and 1997, respectively. The decrease in net cash provided by financing activities in 1999 as compared to 1998 is due primarily to an increase in long-term and short-term debt repayments and an increase in deferred compensation plans, offset partially by an increase in thrift deposits and an increase in net long-term and short-term debt proceeds. Included in the long-term and short-term debt repayments in 1999 is a $315 million payoff of the Company's bank line of credit from the proceeds of the issuance in March 1999 of the Senior Notes, and $564 million in long-term and short-term debt assumed by FINOVA Capital Corporation pursuant to the December 1999 sale of the Company's commercial finance subsidiary. The increase in long-term debt proceeds resulted mainly from the March 1999 issuance of Senior Notes. The increase in thrift deposits was used to support the growth in the Company's financial services portfolio. The increase in deferred compensation plans was due mainly to the Company's common stock buyback program initiated by the Company in July 1999 and completed in September 1999. The increase in net cash provided by financing activities in 1998 as compared to 1997 is due mainly to increases in short-term and long-term debt proceeds, net of repayments and an increase in thrift deposits. These increases resulted primarily from the financing of the general growth of the Company's financial services loan portfolio.

     The amortized cost of Fremont's invested assets were $2.31 billion and $2.33 billion at December 31, 1999 and 1998, respectively. The modest decrease in invested assets is due mainly to a decrease in invested assets resulting from cash requirements within the Company's property and casualty insurance operation and payments under various incentive compensation plans, offset partially by the receipt of $131 million in cash from the December 1999 sale of the Company's commercial finance subsidiary.

     The Company's property and casualty premium to surplus ratio for the year ended December 31, 1999 was 1.6 to 1, which is within industry guidelines. The FDIC has established certain capital and liquidity standards for its member institutions, and Fremont's thrift was in compliance with these standards as of December 31, 1999. (See "Item 1. Business -- Regulation -- Thrift and Loan Regulation.")

     The Company believes that its existing cash, revenues from operations and other available sources of liquidity will be sufficient to satisfy its liquidity needs for at least the next twelve months.

IMPACT OF YEAR 2000 READINESS

     In prior years, the Company discussed the nature and progress of its Year 2000 readiness plans. In late 1999 Fremont completed its remediation and testing of those systems considered at risk for potential failure from a Year 2000 problem. As a result of its planning and implementation efforts, the Company experienced no significant disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $5 million in connection with remediating its systems, of which approximately $4.5 million was expensed through December 31, 1998. Fremont is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The

Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7. (a) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the subheadings "Market Risk," "Property and Casualty Insurance Operation -- Interest Rate Risk," "Financial Services Operation -- Interest Rate Risk," and "Fremont General Corporation (Parent-only) -- Interest Rate Risk" in the Company's Management's Discussion and Analysis is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements, including supplementary data, are set forth in the "Index" on page 56 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the subheadings "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the subheadings "Election of Directors," "Compensation of Directors," "Executive Officers," "Summary Compensation Table," "Summary Compensation Table -- Explanations," "Option/SAR Grants In Last Fiscal Year," "Option Exercises and Year-End Option Values," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table," "Employment Agreements" and "Retirement and Other Benefit Plans," in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the subheading "Principal and Management Stockholders" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information immediately following the captions "Election of Directors," "Employment Agreements, and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (a)(2) and (d) FINANCIAL STATEMENTS AND SCHEDULES. Reference is made to the "Index -- Consolidated Financial Statements and Financial Statements Schedules -- Annual Report on Form 10-K filed as part of this Annual Report.

(a)(3) and (c) EXHIBITS.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
2.1        Stock Purchase Agreement, dated as of December 7, 1999
           pertaining to the acquisition of FINOVA Capital Corporation of all the outstanding shares of Fremont Financial
           Corporation (Incorporated by reference to Exhibit No. 2.1 to
           Current Report on Form 8-K, as of December 20, 1999,
           Commission File Number 1-8007.)
3.1        Restated Articles of Incorporation of Fremont General
           Corporation. (Incorporated by reference to Exhibit 3.1 to
           the Registrant's Quarterly Report on Form 10-Q, for the
           period ended June 30, 1998, Commission File Number 1-8007.)
3.2        Certificate of Amendment of Articles of Incorporation of
           Fremont General Corporation. (Incorporated by reference to
           Exhibit 3.2 to the Registrant's Annual Report on Form 10-K,
           for the fiscal year ended December 31, 1998, Commission File
           Number 1-8007.)
3.3        Amended and Restated By-Laws of Fremont General Corporation.
           (Incorporated by reference to Exhibit 3.3 to the
           Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.1        Form of Stock Certificate for Common Stock of the
           Registrant. (Incorporated by reference to Exhibit (1) to the
           Registrant's Form 8-A filed on March 17, 1993, Commission
           File Number 1-8007.)
4.2        Indenture with respect to Liquid Yield Option Notes Due 2013 between the Registrant and Bankers Trust Company.
           (Incorporated by reference to Exhibit 4.4 to Registration
           Statement on Form S-3 filed on October 1, 1993.)
4.3        Indenture among the Registrant, the Trust and First
           Interstate Bank of California, a California banking
           corporation, as trustee. (Incorporated by reference to
           Exhibit 4.3 to the Registrant's Annual Report on Form 10-K,
           for the fiscal year ended December 31, 1995, Commission File
           Number 1-8007.)
4.4        Amended and Restated Declaration of Trust among the
           Registrant, the Regular Trustees, The Chase Manhattan Bank
           (USA), a Delaware banking corporation, as Delaware trustee, and The Chase Manhattan Bank, N.A., a national banking
           association, as Institutional Trustee. (Incorporated by
           reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995,
           Commission File Number 1-8007.)
4.5        Preferred Securities Guarantee Agreement between the
           Registrant and The Chase Manhattan Bank, N.A., a national
           banking association, as Preferred Guarantee Trustee.
           (Incorporated by reference to Exhibit 4.6 to the
           Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.6        Common Securities Guarantee Agreement by the Registrant.
           (Incorporated by reference to Exhibit 4.7 to the
           Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.7        Form of Preferred Securities. (Included in Exhibit 4.5).
           (Incorporated by reference to Exhibit 4.8 to the
           Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.1(a)*   Fremont General Corporation Employee Stock Ownership Plan.
           (Incorporated by reference to Exhibit 10.1 to the
           Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
10.1(b)*   Amendment Number One to the Fremont General Corporation
           Employee Stock Ownership Plan. (Incorporated by reference to
           Exhibit 10.1(b) to the Registrant's Annual Report on Form
           10-K, for the fiscal year ended December 31, 1998,
           Commission File Number 1-8007.)
10.1(c)*   Amendment Number Two to the Fremont General Corporation
           Employee Stock Ownership Plan. (Incorporated by reference to
           Exhibit 10.1(b) to the Registrant's Annual Report on Form
           10-K, for the fiscal year ended December 31, 1997,
           Commission File Number 1-8007.)
10.1(d)*   Amendment Number Three to the Fremont General Corporation
           Employee Stock Ownership Plan. (Incorporated by reference to
           Exhibit 10.1(c) to the Registrant's Quarterly Report on form
           10-Q, for the period ended September 30, 1998, Commission
           File Number 1-8007.)
10.1(e)*   Amendment Number Four to the Fremont General Corporation
           Employee Stock Ownership Plan. (Incorporated by reference to
           Exhibit 10.1(d) to the Registrant's Annual Report on Form
           10-K, for the fiscal year ended December 31, 1998,
           Commission File Number 1-8007.)
10.2*      Restated Trust Agreement for Fremont General Corporation
           Employee Stock Ownership Plan. and amendment (Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File
           Number 1-8007.)
10.3(a)*   Fremont General Corporation and Affiliated Companies
           Investment Incentive Plan. (Incorporated by reference to
           Exhibit 10.3 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number
           1-8007.)
10.3(b)*   Amendments Number One, Two and Three to the Fremont General
           Corporation and Affiliated Companies Investment Incentive
           Plan. (Incorporated by reference to Exhibit 10.3(b) to the
           Registrant's Quarterly Report on form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007.)
10.3(c)*   Amendment Number Four to the Fremont General Corporation and
           Affiliated Companies Investment Incentive Plan.
           (Incorporated by reference to Exhibit 10.3 to the
           Registrant's Annual Report on Form 10-K, for the Fiscal Year
           Ended December 31, 1997, Commission File Number 1-8007.)
10.3(d)*   Amendment Number Five to the Fremont General Corporation and
           Affiliated Companies Investment Incentive Plan.
           (Incorporated by reference to Exhibit 10.3(d) to the
           Registrant's Quarterly Report on form 10-Q, for the period ended September 30, 1998, Commission File Number 1-8007.)
10.4(a)*   Fremont General Corporation Investment Incentive Program
           Trust. (Incorporated by reference to Exhibit (10)(xi) to the
           Registrant's Annual Report on Form 10-K, for the Fiscal Year
           Ended December 31, 1993, Commission File Number 1-8007.)
10.4(b)*   Amendment to the Fremont General Corporation Investment
           Incentive Program Trust. (Incorporated by reference to
           Exhibit 10.4 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number
           1-8007.)
10.5(a)*   Fremont General Corporation Supplemental Retirement Plan, as
           restated January 1, 1997. (Incorporated by reference to
           Exhibit 10.5 to the Registrant's Quarterly Report on Form
           10-Q, for the period ended September 30, 1997, Commission
           File Number 1-8007.)
10.5(b)*   Amendment Number One to the Fremont General Corporation
           Supplemental Retirement Plan. (Incorporated by reference to
           Exhibit 10.5 to the Registrant's Quarterly Report on Form
           10-Q, for the period ended March 31, 1998, Commission File
           Number 1-8007.)
10.5(c)*   Amendment Number Two to the Fremont General Corporation
           Supplemental Retirement Plan of the Company. (Incorporated
           by reference to Exhibit 10.5(b) to the Registrant's Annual
           Report on Form 10-K, for the fiscal year ended December 31,
           1998, Commission File Number 1-8007.)

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
10.6*      Trust Agreement for Fremont General Corporation Supplemental
           Retirement Plan and Fremont General Corporation Senior
           Supplemental Retirement Plan and amendment. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995,
           Commission File Number 1-8007.)
10.7(a)*   Fremont General Corporation Senior Supplemental Retirement
           Plan, as restated January 1, 1997. (Incorporated by
           reference to Exhibit 10.7 to the Registrant's Quarterly
           Report on Form 10-Q, for the period ended September 30,
           1997, Commission File Number 1-8007.)
10.7(b)*   First Amendment to the Fremont General Corporation Senior
           Supplemental. (Incorporated by reference to Exhibit 10.7(b)
           to the Registrant's Annual Report on Form 10-K, for the
           fiscal year ended December 31, 1998, Commission File Number
           1-8007.)
10.8(a)*   Fremont General Corporation Excess Benefit Plan Restated
           effective as of January 1, 1997 and First Amendment dated
           December 21, 1998. (Incorporated by reference to Exhibit
           10.8(a) to the Registrant's Annual Report on Form 10-K, for
           the fiscal year ended December 31, 1998, Commission File
           Number 1-8007.)
10.8(b)*   Amendment to Excess Benefit Plan of Fremont General
           Corporation. (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number
           1-8007.)
10.8(c)*   Trust Agreement for Fremont General Corporation Excess
           Benefit Plan. (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number
           1-8007.)
10.9*      1997 Stock Plan and related agreements. (Incorporated by
           reference to Exhibit 10.10 to Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number
           1-8007.)
10.10*     The 1999 Long Term Incentive Compensation Plan of the
           Company.
10.11*     1995 Restricted Stock Award Plan As Amended and forms of
           agreement thereunder. (Incorporated by reference to Exhibit
           4.1 to Registration Statement on Registrant's Form S-8/ S-3
           File 333-17525 which was filed on December 9, 1997.)
10.12(a)*  Fremont General Corporation Employee Benefits Trust
           Agreement ("Grantor Trust") dated September 7, 1995 between the Company and Merrill Lynch Trust Company of California.
           (Incorporated by reference to Exhibit 10.12 to the
           Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.12(b)*  November 11, 1999 Amendment to Exhibit A to the Fremont
           General Corporation Employee Benefits Trust ("Grantor
           Trust") dated September 7, 1995 between the Company and
           Merrill Lynch Trust Company of California. (Incorporated by
           reference to Exhibit 10.13 (a) to the Registrant's Quarterly
           Report on Form 10-Q for the period ended September 30, 1999,
           Commission File Number 1-8007.)
10.13(a)*  Employment Agreement between the Company and James A.
           McIntyre dated January 1, 1994. (Incorporated by reference to Exhibit (10)(i) to the Registrant's Quarterly Report on
           Form 10-Q for the period ended March 31, 1994, Commission
           File Number 1-8007.)
10.13(b)*  First Amendment to Employment Agreement between the Company and James A. McIntyre dated August 1, 1996. (Incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly
           Report on Form 10-Q, for the period ended June 30, 1997,
           Commission File Number 1-8007.)
10.13(c)*  Second Amendment to Employment Agreement between the Company and James A. McIntyre dated August 8, 1997. (Incorporated by reference to Exhibit 10.14(c) to the Registrant's Quarterly
           Report on Form 10-Q, for the period ended September 30,
           1997, Commission File Number 1-8007.)
10.14(a)*  Employment Agreement between the Company and Louis J.
           Rampino dated February 8, 1996. (Incorporated by reference to Exhibit 10.14(a) to the Registrant's Annual Report on
           Form 10-K, for the fiscal year ended December 31, 1995,
           Commission File Number 1-8007.)

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
10.14(b)*  Employment Agreement between the Company and Wayne R. Bailey dated February 8, 1996. (Incorporated by reference to
           Exhibit 10.14 to the Registrant's Annual Report on Form
           10-K, for the fiscal year ended December 31, 1995,
           Commission File Number 1-8007.)
10.15*     Management Continuity Agreement between the Company and
           Raymond G. Meyers dated February 8, 1996. (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995,
           Commission File Number 1-8007.)
10.16*     1999 Management Incentive Compensation Plan of the Company.
           (Incorporated by reference to Exhibit 10.17 to the
           Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)
10.17      Continuing Compensation Plan for Retired Directors.
           (Incorporated by reference to Exhibit 10.17 to the
           Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.18(a)   Amended and Restated Credit Agreement among Fremont General
           Corporation, Various Lending Institutions, and The Chase
           Manhattan Bank, as Administrative Agent, Dated as of August
           1, 1997 and amended and restated as of June 30, 1999.
           (Incorporated by reference to Exhibit 10.19 to the
           Registrant's Quarterly Report on Form 10-Q for the period
           ended June 30, 1999.)
10.18(b)   First and Second Amendments to Amended and Restated Credit
           Agreement.
10.19      Credit Agreement by and among Merrill Lynch Trust Company of
           California as trustee for the Fremont General Corporation
           Employee Stock Ownership Trust, the Plan Committee on behalf of the Fremont General Corporation Employee Stock Ownership
           Plan, Fremont General Corporation, and First Interstate Bank
           of California dated August 10, 1995. (Incorporated by
           reference to Exhibit (10)(viii) to the Registrant's
           Quarterly Report on Form 10-Q for the period ended September
           30, 1995.)
21         Subsidiaries of the Company.
23         Consent of Ernst & Young LLP Independent Auditors.
27         Financial Data Schedule.

With respect to long-term debt instruments, the Company undertakes to provide copies of such agreements upon request by the Commission.
---------------
* Management or compensatory plans or arrangements.

(b) REPORT ON FORM 8-K.

    None.

                            FREMONT GENERAL CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS AND
                            FINANCIAL STATEMENT SCHEDULES

                             ANNUAL REPORT ON FORM 10-K

                                        INDEX

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................    57
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................    58
  Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997.......................    59
  Consolidated Statements of Cash Flows for the year ended
     December 31, 1999, 1998 and 1997.......................    60
  Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1999, 1998 and 1997...    61
  Notes to Consolidated Financial Statements................    62
Schedules:
     II -- Condensed Financial Information of Registrant........87
     III -- Supplementary Insurance Information.................91
     IV -- Reinsurance..........................................92
     V -- Valuation and Qualifying Accounts.....................93
     VI -- Supplemental Information Concerning Property/Casualty
      Insurance Operations......................................94

     All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Fremont General Corporation

     We have audited the accompanying consolidated balance sheets of Fremont General Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fremont General Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Los Angeles, California
March 17, 2000

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                               (THOUSANDS OF DOLLARS)
ASSETS
Securities available for sale at fair value:
  Fixed maturity investments (cost: 1999 -- $1,458,721;
     1998 -- $1,597,585)....................................  $1,391,229    $1,646,772
  Non-redeemable preferred stock (cost: 1999 -- $407,903;
     1998 -- $489,714)......................................     369,103       500,376
                                                              ----------    ----------
          Total securities available for sale...............   1,760,332     2,147,148
Loans receivable............................................   3,060,984     2,958,176
Loans held for sale.........................................     294,639            --
Short-term investments......................................     410,457       222,719
Residual interests in securitized loans -- at fair value....      62,959            --
Other investments...........................................      35,045        16,890
                                                              ----------    ----------
          TOTAL INVESTMENTS AND LOANS.......................   5,624,416     5,344,933
Cash........................................................      65,102        79,875
Accrued investment income...................................      44,244        44,038
Premiums receivable and agents' balances....................     265,714       184,355
Reinsurance recoverable on paid losses......................      19,822        15,801
Reinsurance recoverable on unpaid losses....................   1,049,477       829,002
Deferred policy acquisition costs...........................      59,198        44,996
Costs in excess of net assets acquired......................     157,927       164,467
Deferred income taxes.......................................     243,645       145,410
Other assets................................................     236,167       273,157
Assets held for discontinued operations.....................     249,523       243,578
                                                              ----------    ----------
          TOTAL ASSETS......................................  $8,015,235    $7,369,612
                                                              ==========    ==========
LIABILITIES
Claims and policy liabilities:
  Loss and loss adjustment expenses.........................  $2,434,757    $2,298,118
  Life insurance benefits and liabilities...................     118,390       136,973
  Unearned premiums.........................................     180,583       119,774
  Dividends to policyholders................................      20,144        16,162
                                                              ----------    ----------
          TOTAL CLAIMS AND POLICY LIABILITIES...............   2,753,874     2,571,027
Reinsurance premiums payable and funds withheld.............      63,806        46,124
Other liabilities...........................................     288,017       277,938
Thrift deposits.............................................   3,423,243     2,134,839
Short-term debt.............................................      10,000       165,702
Long-term debt..............................................     429,185       913,006
Liabilities of discontinued operations......................     216,009       210,064
                                                              ----------    ----------
          TOTAL LIABILITIES.................................   7,184,134     6,318,700
Commitments and contingencies
Company-obligated mandatorily redeemable preferred
  securities of subsidiary Trust holding solely Company
  junior subordinated debentures............................     100,000       100,000
STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share -- Authorized:
  150,000,000 shares; Issued and outstanding:
  (1999 -- 70,039,000 and 1998 -- 69,939,000)...............      70,039        69,939
Additional paid-in capital..................................     285,922       308,369
Retained earnings...........................................     533,523       620,612
Deferred compensation.......................................     (89,293)      (86,910)
Accumulated other comprehensive income (loss)...............     (69,090)       38,902
                                                              ----------    ----------
          TOTAL STOCKHOLDERS' EQUITY........................     731,101       950,912
                                                              ----------    ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $8,015,235    $7,369,612
                                                              ==========    ==========

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                              1999             1998            1997
                                                          -------------    -------------    -----------
                                                          (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
REVENUES
Property and casualty premiums earned...................   $  831,005       $  552,078       $601,183
Loan interest...........................................      366,408          240,749        199,195
Net investment income...................................      169,559          192,815        149,729
Realized investment losses..............................       (3,548)            (605)        (1,964)
Other revenue...........................................       34,186           44,143         23,020
                                                           ----------       ----------       --------
          TOTAL REVENUES................................    1,397,610        1,029,180        971,163
EXPENSES
Loss and loss adjustment expenses.......................      770,523          335,450        389,201
Policy acquisition costs................................      191,923          123,393        115,899
Provision for loan losses...............................       25,470           11,059         12,319
Other operating costs and expenses......................      199,401          197,064        147,715
Dividends to policyholders..............................       36,123            4,735          4,734
Interest expense........................................      240,454          160,767        142,402
                                                           ----------       ----------       --------
          TOTAL EXPENSES................................    1,463,894          832,468        812,270
                                                           ----------       ----------       --------
Income (loss) before taxes..............................      (66,284)         196,712        158,893
Income tax expense (benefit)............................      (25,907)          63,748         50,601
                                                           ----------       ----------       --------
Income (loss) from continuing operations................      (40,377)         132,964        108,292
Net loss from discontinued operations...................      (25,000)              --             --
                                                           ----------       ----------       --------
          NET INCOME (LOSS).............................   $  (65,377)      $  132,964       $108,292
                                                           ==========       ==========       ========
PER SHARE DATA:
Basic:
  Income (loss) from continuing operations..............   $    (0.64)      $     2.09       $   1.90
  Net loss from discontinued operations.................        (0.39)              --             --
  Net income (loss).....................................        (1.03)            2.09           1.90
Diluted:
  Income (loss) from continuing operations..............        (0.64)            1.90           1.62
  Net loss from discontinued operations.................        (0.39)              --             --
  Net income (loss).....................................        (1.03)            1.90           1.62

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                              1999           1998           1997
                                                           -----------    -----------    -----------
                                                                    (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Income (loss) from continuing operations.................  $   (40,377)   $   132,964    $   108,292
Adjustments to reconcile income (loss) from continuing
  operations to net cash provided by operating
  activities:
  Change in premiums receivable and agents' balances and
    reinsurance recoverable on paid losses...............      (85,380)       (21,241)         1,194
  Change in accrued investment income....................         (206)        (1,871)         3,879
  Change in claims and policy liabilities................          487       (412,526)      (212,274)
  Amortization of policy acquisition costs...............      191,923        123,393        115,899
  Policy acquisition costs deferred......................     (206,125)      (130,214)      (121,004)
  Net change in residual interest in securitized loans...      (62,959)            --             --
  Deferred income tax (benefit) expense..................      (29,028)        33,583         18,360
  Provision for loan losses..............................       25,470         11,059         12,319
  Depreciation and amortization..........................       44,207         40,318         33,524
  Net amortization on fixed maturity investments.........       (8,571)       (25,991)       (20,250)
  Realized investment losses.............................        3,548            605          1,964
  Change in other assets and liabilities.................       35,145         50,176         40,145
                                                           -----------    -----------    -----------
         NET CASH USED IN OPERATING ACTIVITIES...........     (131,866)      (199,745)       (17,952)
INVESTING ACTIVITIES
Securities available for sale:
  Purchases of securities................................     (613,480)    (1,122,255)    (3,736,527)
  Sales of securities....................................      622,081        865,642      3,446,093
  Securities matured or called...........................      217,097        389,253         62,288
(Increase) decrease in short-term and other
  investments............................................     (205,893)       275,197        469,559
Loan originations and bulk purchases funded..............   (4,229,786)    (2,651,041)      (980,837)
Receipts from repayments and bulk sales of loans.........    3,806,869      1,665,493        672,871
Acquisition of companies, less cash acquired.............           --       (109,989)      (303,033)
Purchases of property and equipment......................      (26,332)       (33,727)       (23,617)
                                                           -----------    -----------    -----------
         NET CASH USED IN INVESTING ACTIVITIES...........     (429,444)      (721,427)      (393,203)
FINANCING ACTIVITIES
Proceeds from short-term debt............................           --        126,995             --
Repayments of short-term debt............................     (155,702)       (13,300)        (5,052)
Proceeds from long-term debt.............................      497,237        298,000        274,260
Repayments of long-term debt.............................     (980,045)       (41,228)      (170,750)
Net increase in thrift deposits..........................    1,288,404        641,854        378,633
Annuity contract receipts................................          699            714          1,386
Annuity contract withdrawals.............................      (39,252)       (47,288)       (32,637)
Dividends paid...........................................      (21,704)       (20,476)       (17,838)
Stock options exercised..................................          407          1,453         13,129
Increase in deferred compensation plans..................      (43,507)       (10,664)       (20,367)
                                                           -----------    -----------    -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES.......      546,537        936,060        420,764
                                                           -----------    -----------    -----------
INCREASE (DECREASE) IN CASH..............................      (14,773)        14,888          9,609
  Cash at beginning of year..............................       79,875         64,987         55,378
                                                           -----------    -----------    -----------
CASH AT END OF YEAR......................................  $    65,102    $    79,875    $    64,987
                                                           ===========    ===========    ===========

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                 ACCUMULATED
                                                         ADDITIONAL                                 OTHER
                                               COMMON     PAID-IN     RETAINED     DEFERRED     COMPREHENSIVE
                                                STOCK     CAPITAL     EARNINGS   COMPENSATION   INCOME (LOSS)     TOTAL
                                               -------   ----------   --------   ------------   -------------   ---------
                                                                         (THOUSANDS OF DOLLARS)
Balance at January 1, 1997...................  $28,093    $168,452    $419,136     $(59,193)      $   2,629     $ 559,117
  Net income for 1997........................      --           --    108,292            --              --       108,292
  Cash dividends to stockholders.............      --           --    (18,895)           --              --       (18,895)
  Conversion of LYONs........................   5,144      112,051         --            --              --       117,195
  Stock options exercised....................   1,334       21,158         --            37              --        22,529
  Shares issued or acquired for employee
    benefit plans............................      --        8,234         --       (34,207)             --       (25,973)
  Amortization of restricted stock...........      --           --         --         7,536              --         7,536
  ESOP shares allocated less additional
    shares purchased.........................      --          617         --         7,043              --         7,660
  Other adjustments..........................      --       12,553         --        (7,479)             --         5,074
  Net change in unrealized gain (loss) on
    investments, net of deferred taxes.......      --           --         --            --          50,280        50,280
                                               -------    --------    --------     --------       ---------     ---------
Balance at December 31, 1997.................  34,571      323,065    508,533       (86,263)         52,909       832,815
  Net income for 1998........................      --           --    132,964            --              --       132,964
  Cash dividends to stockholders.............      --           --    (20,885)           --              --       (20,885)
  Two-for-one stock split....................  34,952      (34,952)        --            --              --            --
  Conversion of LYONs........................     423        9,224         --            --              --         9,647
  Stock options exercised....................      52        1,557         --           577              --         2,186
  Retirement of common stock.................     (59)      (2,691)        --         2,750              --            --
  Shares acquired or allocated for employee
    benefit plans............................      --       10,157         --       (23,287)             --       (13,130)
  Amortization of restricted stock...........      --           --         --         9,592              --         9,592
  ESOP shares allocated......................      --        3,379         --         3,906              --         7,285
  Other adjustments..........................      --       (1,370)        --         5,815              --         4,445
  Net change in unrealized gain (loss) on
    investments, net of deferred taxes.......      --           --         --            --         (14,007)      (14,007)
                                               -------    --------    --------     --------       ---------     ---------
Balance at December 31, 1998.................  69,939      308,369    620,612       (86,910)         38,902       950,912
  Net loss for 1999..........................      --           --    (65,377)           --              --       (65,377)
  Cash dividends to stockholders.............      --           --    (21,712)           --              --       (21,712)
  Conversion of LYONs........................     141        1,599         --            --              --         1,740
  Stock options exercised....................      --         (923)        --         1,416              --           493
  Retirement of common stock.................     (41)        (919)        --           960              --            --
  Shares acquired or allocated for employee
    benefit plans............................      --      (13,862)        --       (29,472)             --       (43,334)
  Amortization of restricted stock...........      --           --         --        10,564              --        10,564
  ESOP shares allocated......................      --          294         --         5,513              --         5,807
  Other adjustments..........................      --       (8,636)        --         8,636              --            --
  Net change in unrealized gain (loss)on
    investments, net of deferred taxes.......      --           --         --            --        (107,992)     (107,992)
                                               -------    --------    --------     --------       ---------     ---------
Balance at December 31, 1999.................  $70,039    $285,922    $533,523     $(89,293)      $ (69,090)    $ 731,101
                                               =======    ========    ========     ========       =========     =========

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Fremont General Corporation is a nationwide insurance and financial services holding company operating select businesses in niche markets. The insurance business of Fremont ( "the Company") includes one of the largest underwriters of workers' compensation insurance in the nation. The Company's financial services business includes a thrift and loan with commercial and residential real estate lending, interests in large syndicated commercial loans originated and serviced by other financial institutions ("syndicated loans") and insurance premium financing. In December 1999, the Company sold its commercial finance subsidiary that provided commercial working capital lines of credit ("commercial finance"). Real estate lending represents over 71% of loan interest revenues (1998 -- 68%; 1997 -- 64%) and includes both commercial and residential lending secured by real estate located primarily in California. Syndicated and commercial finance loans account for substantially all of the remaining loan interest revenues.

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

     Loans and Residual Interests in Securitizations: Loans are stated net of unearned income and allowance for possible loan losses. The allowance is increased by provisions charged against operations and reduced by loan amounts charged off by management. Allowances for credit losses are based on discounted cash flows using the loans' effective interest rate or the fair value of the collateral for collateral dependent loans. The allowance is maintained at a level considered adequate to provide for inherent losses on loans based on management's evaluation of the loan portfolio. While management uses all available information to estimate the level of the allowance for credit losses, future additions may be necessary based on changes in the amounts and timing of future cash flows expected due to changes in collateral values supporting loans, general economic conditions and borrowers' financial conditions.

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

     Loans held for sale are comprised of residential real estate loans and are stated at the lower of aggregate amortized cost or market. Market value is based on market quotes for such loans.

     When the Company sells its residential loan receivables into securitizations, it retains a residual interest in the securitized loans. The residual interest that the Company retains represents the right to receive certain future cash flows which are generally equal to the value of the principal and interest to be collected on the loans in excess of: (i) the principal and interest to be paid on the securities sold through a securitization trust to third party investors; and (ii) various contractual net servicing fees and other expenses. The residual interests that the Company retains are carried at estimated fair value. Since active market quotes are generally not available for residual interests, the Company determines fair value by computing the present value of the estimated net cash flows retained, using the dates that such cash flows are expected to be released to the Company (the cash-out method), at a discount rate that management considers to be commensurate with the risks associated with the cash flows. The Company recognizes no initial gain on the residual interests it retains above the carrying costs of the loans sold into a securitization and recognizes the investment income on the residual interest. The carrying costs include direct and indirect origination costs.

     The Company also sells certain of its loans on a cash basis wherein the buyer acquires all future rights to the loans sold with no recourse to the Company. Gains and losses on these whole loan sales are recognized at the date of settlement and are based upon the difference between the cash received for the loans and the Company's carrying cost of the loans.

     Furniture and Equipment: Furniture and equipment are included in other assets and are stated at cost, less accumulated depreciation. Leasehold improvements are amortized over the terms of the lease. Generally, depreciation is computed by the straight-line method over periods ranging from two to twelve years.

     Premium Income: Revenues from property and casualty premiums are recognized proportionately over the terms of the related policies. Direct property and casualty insurance premiums earned but not billed at the end of each accounting period are estimated and accrued, and differences between such estimates and final billings are included in current operations. Premiums receivable and agents' balances and reinsurance recoverable on paid and unpaid losses include allowances for doubtful accounts of $16,243,000 and $14,660,000 at December 31, 1999 and 1998, respectively.

     Loss and Loss Adjustment Expenses and Reinsurance Recoverables on Unpaid
Losses: The estimated liabilities for loss and loss adjustment expenses ("loss reserves") include the accumulation of estimates for losses and claims reported prior to the balance sheet dates, estimates (based primarily on projections of historical developments) of claims incurred but not reported and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Amounts reported are estimates of the ultimate costs of settlement, net of subrogation and salvage recoveries, which are necessarily subject to the impact of future changes in economic and social conditions. Management believes that, given the inherent variability in any such estimate, the recorded loss reserves are within a reasonable and acceptable range of adequacy. Loss reserves are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are included in current operations.

     Reinsurance recoverables on unpaid losses represent estimates of that portion of the estimated liabilities for loss and loss adjustment expenses that will be recovered after the balance sheet date from reinsurers under contracts of reinsurance in place for current and prior years. Similar to gross loss and loss adjustment expenses, amounts reported for reinsurance recoverables on unpaid losses are estimates of the ultimate amounts to be recovered from reinsurers after the balance sheet date, and are necessarily subject to the impact

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES of future changes in economic and social conditions, as well as other factors. Management believes that, given the inherent variability in any such estimate, the aggregate reinsurance recoverables on unpaid losses are within a reasonable and acceptable range of adequacy. Reinsurance recoverable estimates are continually monitored and reviewed, and as recoveries are made or estimates adjusted, any differences are included in current operations.

     Included in the loss and loss adjustment expense liability recorded on the consolidated balance sheet at December 31, 1999 and 1998 is $64,742,000 and $80,547,000, respectively, of workers' compensation accident and health permanent disability and death reserves which have been discounted at 5%. The Company discounts permanent disability loss reserves for both statutory accounting practices and generally accepted accounting principles in those states where discounting is provided for on a statutory basis.

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

     Deferred Policy Acquisition Costs: Commissions, premium taxes and certain sales and underwriting expenses are capitalized and amortized as premiums are earned over the terms of the related property and casualty insurance policies. Anticipated investment income is considered in determining if premium deficiencies exist.

     Dividends to Policyholders: Dividends, if applicable, to policyholders on workers' compensation insurance policies are accrued during the period in which the related premiums are earned.

     Thrift Deposits: Thrift deposits consist of certificates of deposit at the Company's California-chartered thrift and loan subsidiary. Such balances are credited with interest at rates ranging from 2.57% to 8.68% at December 31, 1999. The estimated fair value of the thrift deposits was $3,406,382,000 at December 31, 1999.

     Intangibles: The excess of the costs of acquisitions over net assets acquired (net of accumulated amortization: 1999 -- $34,126,000;
1998 -- $28,282,000) is being amortized over various periods ranging primarily from 7 to 25 years, which represents the estimated life of the intangible assets associated with such acquisitions. Additionally, the trade names acquired in the acquisitions of Industrial Indemnity Holdings, Inc. and Casualty Insurance Company (net of accumulated amortization: 1999 -- $5,556,000; 1998 -- $3,635,000) are being amortized over 40 years. The carrying values of intangible assets, as well as other long-lived assets, are reviewed for impairment if changes in the facts and circumstances indicate potential impairment of their carrying values. Any impairment determined is recorded in the current period and is measured by comparing the discounted cash flows of the related business operations to the appropriate carrying values. (See Note B regarding intangibles related to acquisitions.)

     Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, fixed maturity securities, preferred stocks, real estate and syndicated loans and reinsurance recoverables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amounts of credit exposure to any one financial institution. Concentrations of credit risk with respect to investments in fixed maturities, preferred stocks and syndicated loans are limited due to the large number of such investments and their distribution across many different industries and geographic regions. Concentration of credit risk with respect to residential real estate loans is limited due to the large number of borrowers; however, approximately half of these loans are from borrowers within the state of California. While the Company attempts to limit the concentration of credit risk for commercial real estate loans by generally limiting the size of its net loan originations to a range between

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

$1 million and $15 million for each loan transaction, at December 31, 1999 and 1998, there were 16 and 11 loans, respectively, each with loan balances in excess of $15 million. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers. As of December 31, 1999, Gerling Global Reinsurance Corporation of America, Reliance Insurance Company, Great Southern Insurance Company and United States Fire Insurance Company were the only reinsurers that accounted for more than 10% of total reinsurance recoverables on paid and unpaid losses. The remaining reinsurance recoverables were spread over 189 reinsurers.

     Fair Values of Financial Instruments: The Company uses various methods and assumptions in estimating its fair value disclosures for financial instruments. For fixed maturity investments and preferred stocks, fair values are determined from certain valuation services, as well as from quoted market prices. Loans receivable with variable rates, as well as thrift deposits for passbook and money market type accounts, are deemed to be at fair value. The fair values of thrift certificates of deposits, fixed rate real estate loans and other fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for similar accounts or loans to borrowers with similar credit ratings.

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

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1999 are summarized in the following table:

                                                               CARRYING     ESTIMATED
                                                                AMOUNT      FAIR VALUE
                                                              ----------    ----------
                                                               (THOUSANDS OF DOLLARS)
ASSETS
Fixed maturity investments (Note C).........................  $1,391,229    $1,391,229
Non-redeemable preferred stock (Note C).....................     369,103       369,103
Loans receivable (Note D)...................................   3,060,984     3,045,046
Loans held for sale (Note A)................................     294,639       305,600
Residual interests in securitized loans (Note D)............      62,959        62,959

LIABILITIES
Thrift deposits (Note A)....................................   3,423,243     3,406,382
Short-term debt (Note H)....................................      10,000        10,000
Long-term debt (Note I).....................................     429,185       345,757
Company-obligated mandatorily redeemable preferred
  securities of subsidiary Trust holding solely Company
  junior subordinated debentures (Note J)...................     100,000        58,750

     Insurance related financial instruments, other than those classified as investment contracts, are exempt from fair value disclosure requirements. The carrying amount of reinsurance paid recoverables approximates their fair value as they are expected to be realized within one year.

     Reclassifications: Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE B -- DISPOSITION AND ACQUISITIONS

     On December 20, 1999, the Company sold its commercial finance subsidiary, Fremont Financial Corporation ("FFC"), to FINOVA Capital Corporation, a subsidiary of The FINOVA Group, Inc. The selling price was $708 million in cash including the refinancing and assumption of existing debt. The sale resulted in a $10 million gain before taxes that is included in other revenue in the Company's consolidated statement of operations for the year ended December 31, 1999. At date of sale, FFC had $701 million of assets, year-to-date revenues of $82 million and $9 million of income before taxes. The operating results of FFC were consolidated until the date of the sale.

     On September 1, 1998, the Company acquired UNICARE Specialty Services, Inc., ("Unicare") the workers' compensation insurance subsidiary of WellPoint Health Networks Inc., for $110 million in cash. At acquisition date, Unicare's assets approximated $424 million, including $348 million in investment securities. Liabilities assumed approximated $333 million, including $293 million of loss reserves. The purchase price included $19 million of costs in excess of net assets acquired that is being amortized over 25 years. Unicare's operating results are included in the Company's consolidated statement of operations from the date of acquisition.

     On August 1, 1997, the Company acquired Industrial Indemnity Holdings, Inc. ("Industrial") from Talegen Holdings, Inc., a subsidiary of Xerox Corporation ("Talegen"). Industrial specializes in underwriting workers' compensation insurance with a strong presence in the western United States dating back over 70 years. The acquisition was treated as a purchase for accounting purposes. The adjusted purchase price paid by the Company consisted of $355 million in cash and $10 million in acquisition costs bringing the total cost of the acquisition to $365 million. Additionally, pursuant to the terms of the acquisition agreement, the Company paid off a $79 million outstanding debt obligation that Industrial owed to Talegen. The purchase price included $93 million of costs in excess of net assets acquired that is being amortized over 25 years and approximately $62 million of an intangible asset for the trade name that is being amortized over 40 years.

     The operating results of Industrial are included in the Company's consolidated statement of operations from the date of acquisition. If the acquisition of Industrial had occurred January 1, 1997, the pro forma effects would have increased revenues and net income by $194 million and $6 million, respectively. The pro forma effects on per share data would have increased basic and diluted earnings per share by $0.10 and $0.09, respectively. The pro forma results are not intended to be indicative of the consolidated results of operations that would have been reported if the acquisition had occurred at the dates indicated or of the consolidated results of future operations.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE C -- INVESTMENTS

     The amortized cost and fair values of the fixed maturity investments and non-redeemable preferred stock by major category are summarized in the following table:

                                                               GROSS         GROSS
                                               AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                                  COST         GAINS         LOSSES        VALUE
                                               ----------    ----------    ----------    ----------
                                                              (THOUSANDS OF DOLLARS)
At December 31, 1999
  United States Treasury securities and
     obligations of other US government
     agencies and corporations...............  $   64,601     $    53       $    187     $   64,467
  Obligations of states and political
     subdivisions............................     139,559         154          7,575        132,138
  Redeemable preferred stock.................      80,127          --          6,327         73,800
  Mortgage-backed securities.................     344,649       1,780         19,436        326,993
  Corporate securities
     Banks...................................     136,401          --         10,405        125,996
     Financial...............................     179,600         605         13,582        166,623
     Industrial..............................     513,784       7,011         19,583        501,212
                                               ----------     -------       --------     ----------
          Total..............................   1,458,721       9,603         77,095      1,391,229
  Non-redeemable preferred stock.............     407,903       3,160         41,960        369,103
                                               ----------     -------       --------     ----------
          Total..............................  $1,866,624     $12,763       $119,055     $1,760,332
                                               ==========     =======       ========     ==========
At December 31, 1998
  United States Treasury securities and
     obligations of other US government
     agencies and corporations...............  $   87,615     $ 1,773       $     60     $   89,328
  Obligations of states and political
     subdivisions............................     240,067       7,155             --        247,222
  Redeemable preferred stock.................      38,035         271             --         38,306
  Mortgage-backed securities.................     355,747      14,553          1,054        369,246
  Corporate securities
     Banks...................................      79,398       4,595             --         83,993
     Financial...............................     195,937       6,788          4,101        198,624
     Transportation..........................      27,211       2,938             --         30,149
     Industrial..............................     573,575      34,751         18,422        589,904
                                               ----------     -------       --------     ----------
          Total..............................   1,597,585      72,824         23,637      1,646,772
  Non-redeemable preferred stock.............     489,714      17,185          6,523        500,376
                                               ----------     -------       --------     ----------
          Total..............................  $2,087,299     $90,009       $ 30,160     $2,147,148
                                               ==========     =======       ========     ==========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The amortized cost and fair value of fixed maturity investments at December 31, 1999 by contractual maturity, are summarized in the following table:

                                                              AMORTIZED        FAIR
                                                                 COST         VALUE
                                                              ----------    ----------
                                                               (THOUSANDS OF DOLLARS)
One year or less............................................  $   57,793    $   57,670
Over 1 year through 5 years.................................     126,604       131,546
Over 5 years through 10 years...............................     138,990       135,002
Over 10 years...............................................     790,685       740,018
Mortgage-backed securities..................................     344,649       326,993
                                                              ----------    ----------
          Totals............................................  $1,458,721    $1,391,229
                                                              ==========    ==========

     The contractual maturities in the foregoing table may differ from actual maturities because certain borrowers have the right to sell or repay obligations with or without call or prepayment penalties.

     Proceeds from sales of securities and related realized gains and losses are summarized in the following table:

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1999        1998         1997
                                                            --------    --------    ----------
                                                                  (THOUSANDS OF DOLLARS)
Proceeds from sales.......................................  $622,081    $865,642    $3,446,093
Gross realized gains......................................    10,347       7,469        51,413
Gross realized losses.....................................    13,895       8,074        53,377

     Investment income by major category of investments is summarized in the following table:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                  (THOUSANDS OF DOLLARS)
Fixed maturities...........................................  $126,606    $144,158    $111,798
Non-redeemable preferred stock.............................    34,860      34,976      29,343
Short-term.................................................    10,009      16,061      10,804
Other......................................................     1,864         324         299
                                                             --------    --------    --------
                                                              173,339     195,519     152,244
Investment expenses........................................     3,780       2,704       2,515
                                                             --------    --------    --------
          Net investment income............................  $169,559    $192,815    $149,729
                                                             ========    ========    ========

     The Company relies on external rating agencies to establish quality ratings for its investments. The Company only purchases securities that are rated investment grade by at least one rating agency, but may hold investments that are subsequently downgraded to non-investment grade. As of December 31, 1999, all investments held by the Company are current as to principal and interest, with no investment in default. Included in investments is $26,775,000 of fixed maturity investments and $78,338,000 of non-redeemable preferred stock of Citigroup Inc. and its subsidiaries, that in total exceeds 10% of stockholders' equity at

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

December 31, 1999. Using Standard and Poor's, Moody's, Duff and Phelps and Fitch's rating services, the quality mix of the Company's investment portfolio at December 31, 1999 is summarized in the following table:

AAA (including US government obligations)...................   30%
AA..........................................................   15
A...........................................................   34
BBB.........................................................   20
BB..........................................................    1
                                                              ---
                                                              100%
                                                              ===

     The par value of fixed maturity investments, non-redeemable preferred stock and cash totaling $1,367,451,000 at December 31, 1999 were on deposit with regulatory authorities in compliance with legal requirements related to the insurance operations.

     The Company currently holds no derivative financial instruments.

NOTE D -- LOANS RECEIVABLE AND RESIDUAL INTERESTS IN SECURITIZATIONS

     Loans receivable consist of commercial and residential real estate loans, syndicated loans and insurance premium notes receivable. Commercial finance loans pertained to a subsidiary sold in December 1999. (See Note B.) Commercial and residential real estate loans are secured by real property. Syndicated loans represent the Company's interest in large commercial loans originated and serviced by other financial institutions. Insurance premium notes receivable are collateralized by security interests in return premiums. Commercial finance loans were asset-based loans that were secured by the borrowers' eligible trade accounts receivable, inventory, machinery and equipment, and real estate.

     Commercial real estate loans represent loans secured primarily by first mortgages on income-producing properties such as office, retail, industrial, multi-family and mixed-use properties. Loan terms are generally for up to ten years. Residential real estate loans have loan terms for up to thirty years and are secured by single-family residences. Finance charges are recognized as revenue over the life of the loan using the interest method. Loan origination fees and the related costs are deferred and amortized over the life of the loan using the interest method. The loans are net of allowance for possible loan losses of $50,588,000 and $40,097,000 at December 31, 1999, and 1998,
respectively. Included in loans receivable are real estate loans which have been placed on non-accrual status totaling $30,462,000 and $20,851,000 at December 31, 1999 and 1998, respectively. Real estate acquired in foreclosure, which is classified under other assets, totaled $3,720,000 and $3,848,000 at December 31, 1999 and 1998, respectively, and is recorded at the lower of the carrying value of the loan or the estimated fair value less disposal costs.

     Syndicated loans are variable rate senior loans originated on both a revolving and fixed-term basis, generally not in excess of seven years. These loans are secured by substantially all of the assets of the borrower, and, if applicable, of its subsidiaries. The loans are net of allowance for possible loan losses of $5,344,000 and $6,798,000 at December 31, 1999 and 1998,
respectively. There were no syndicated loans on non-accrual status at either December 31, 1999 or 1998.

     Insurance premium notes receivable mature within one year. Interest income on these notes is recognized using the rule-of-seventy-eight method which results in approximately level interest rate yield over the life of the notes.

     Commercial finance loans were stated at the unpaid balance of cash advanced net of allowance for possible loan losses of $8,983,000 at December 31, 1998. The amount of cash advanced under these loans was based on stated percentages of the borrowers' eligible collateral. Interest on the commercial loans was computed on the basis of daily outstanding balances times the contractual interest rate and was reported as

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES earned income on the accrual method. Total loan balances on which income recognition had been suspended was $1,669,000 at December 31, 1998.

     In 1999, the Company securitized $1,411,383,000 of its residential real estate loans in three separate transactions. The remaining principal balance outstanding of the loans sold into these securitizations was $1,288,832,000 as of December 31, 1999, and which carried a weighted average coupon rate of 9.94%. The following are the primary assumptions used in the valuation of the Company's residual interests as of December 31, 1999:

Expected weighted average annual constant prepayment rate...      31.6%
Expected weighted average cumulative net loss assumption....      3.42%
Weighted average discount rate used.........................      16.0%
Weighted average remaining life of residual interests.......  2.0 years

     Activity in the allowance for possible loan losses is summarized in the following table:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------    -------    -------
                                                           (THOUSANDS OF DOLLARS)
Balance, beginning of year...........................  $ 56,346    $44,402    $37,747
Provision for loan losses............................    25,470     11,059     12,319
Recoveries...........................................       243        839      1,294
Charge-offs..........................................   (11,300)    (3,419)    (6,958)
Reserves (sold) established with portfolio
  (dispositions) acquisitions........................   (14,265)     3,465         --
                                                       --------    -------    -------
Balance, end of year.................................  $ 56,494    $56,346    $44,402
                                                       ========    =======    =======

     At December 31, 1999, the recorded investment in loans that are considered to be impaired was $30,462,000 all of which were on a non-accrual basis. The Company's policy is to consider a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Evaluation of a loan's collectibility is based on the present value of expected cash flows or the fair value of the collateral, if the loan is collateral dependent. As a result of charge-offs, these impaired loans do not necessarily have a related specific reserve for credit losses allocated to them. However, $30,462,000 of loans considered impaired do have an allowance that totaled $3,714,000. The average net investment in impaired loans was $29,703,000, $25,373,000 and $27,391,000 for 1999, 1998 and 1997, respectively.
Interest income of $999,000 has been recognized on the cash basis of accounting on loans classified as impaired during the year ended December 31, 1999.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The carrying amounts at December 31, 1999 and 1998 and estimated fair values at December 31, 1999 of loans receivable are summarized in the following table:

                                                                   1999                 1998
                                                         ------------------------    ----------
                                                          CARRYING     ESTIMATED      CARRYING
                                                           AMOUNT      FAIR VALUE      AMOUNT
                                                         ----------    ----------    ----------
                                                                 (THOUSANDS OF DOLLARS)
Commercial real estate loans...........................  $2,351,595    $2,321,789    $1,575,152
Residential real estate loans..........................     377,875       391,743       541,758
Syndicated loans.......................................     331,705       331,705       362,238
Premium finance loans..................................      64,596        64,596        58,225
Commercial finance loans...............................          --            --       493,804
                                                         ----------    ----------    ----------
                                                          3,125,771     3,109,833     3,031,177
Purchase discount and deferred fees....................      (8,293)       (8,293)      (16,655)
Allowance for possible loan losses.....................     (56,494)      (56,494)      (56,346)
                                                         ----------    ----------    ----------
Loans receivable, net..................................  $3,060,984    $3,045,046    $2,958,176
                                                         ==========    ==========    ==========

NOTE E -- CLAIM LIABILITIES FOR LOSS AND LOSS ADJUSTMENT EXPENSES

     The following table provides a reconciliation of the beginning and ending reserve balances for the Company's claim liabilities for loss and loss adjustment expenses ("LAE") on a net-of-reinsurance basis to the gross amounts reported in the Company's consolidated balance sheets.

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
                                                                 (THOUSANDS OF DOLLARS)
Reserves for loss and LAE, net of reinsurance
  recoverable,
  at beginning of year.................................  $1,597,116    $1,809,395    $1,010,886
Incurred loss and LAE:
  Provision for insured events of the current year, net
     of reinsurance....................................     677,756       348,897       441,524
  Increase (decrease) in provision for insured events
     of prior years, net of reinsurance................      92,767       (13,447)      (52,323)
                                                         ----------    ----------    ----------
          Total incurred loss and LAE..................     770,523       335,450       389,201
Payments:
  Loss and LAE, net of reinsurance, attributable to
     insured events of:
     Current year......................................    (296,039)     (245,177)     (253,323)
     Prior years.......................................    (576,320)     (590,197)     (386,469)
                                                         ----------    ----------    ----------
          Total payments...............................    (872,359)     (835,374)     (639,792)
                                                         ----------    ----------    ----------
          Subtotal.....................................   1,495,280     1,309,471       760,295
Liability for loss and LAE for companies acquired
  during the year......................................          --       287,645     1,049,100
                                                         ----------    ----------    ----------
Reserves for loss and LAE, net of reinsurance
  recoverable,
  at end of year.......................................   1,495,280     1,597,116     1,809,395
Reinsurance recoverable for loss and LAE, at end of
  year.................................................     939,477       701,002       353,928
                                                         ----------    ----------    ----------
Reserves for loss and LAE, gross of reinsurance
  recoverable, at end of year..........................  $2,434,757    $2,298,118    $2,163,323
                                                         ==========    ==========    ==========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     In 1999, the Company increased its net loss and LAE reserves for 1998 and prior accident years by $92.8 million. The increase resulted primarily from the combined effect of a lower than expected level of reinsurance recoveries than had been actuarially predicted, coupled with the effect on the 1998 accident year of the Company's recognition of the settlement agreement with Reliance Insurance Company ("Reliance") under a reinsurance treaty that expired December 31, 1999. With regard to the lower than expected reinsurance recoveries, in the third and fourth quarters of 1999, the Company lowered its estimate of reinsurance recoverables on unpaid losses for the 1998 accident year by approximately $49 million. This re-estimation was in recognition of a lower than actuarially predicted level of incurred losses ceded under certain reinsurance contracts that were in effect from January 1, 1998 through December 31, 1999. These reinsurance contracts reduced the Company's net loss exposure from a historical retention of $1 million per occurrence to $50,000 per occurrence. Prior to entering into these reinsurance agreements the Company had estimated its expected gross incurred loss and LAE. Estimates of net incurred loss and LAE were then established utilizing actuarial indications based upon historical experience and other factors considered appropriate to forecast incurred losses to be ceded under these reinsurance agreements. During the third quarter of 1999 and pursuant to its regular review of net incurred loss and LAE estimates, the Company observed a deterioration in these net loss and LAE estimates as compared to the actuarial predictions. To assist the Company in its determination of net loss and LAE reserve estimates, the Company retained outside actuarial consultants who performed an independent actuarial analysis of the Company's net loss and LAE reserves as of June 30, 1999. These actuarial indications were reaffirmed at September 30, 1999 and further re-evaluated by the independent outside actuaries at December 31, 1999, which resulted in the Company's recognition of the deterioration in reinsurance recoverables in the third and fourth quarters of 1999. Based on the Company's review of these actuarial indications and consequent recognition of the deterioration in estimated reinsurance recoverables on the 1998 accident year, the Company believes its estimates of reinsurance recoverables on unpaid losses are an adequate provision for loss recoveries under reinsurance agreements. While the upward development in the Company's estimates of net loss and LAE reserves during calendar year 1999 was comprised primarily of adjustments to reinsurance recoverables on unpaid losses, the Company has observed for its primary regions relative stability in its workers' compensation gross loss and allocated loss adjustment expense ratios derived from the actuarial indications of reserves for loss and allocated loss adjustment expense, gross of reinsurance recoverables.

     Also contributing to the increase in 1999 to the Company's net loss and LAE reserves for the 1998 and prior accident years is $26 million in lower reinsurance recoverables on the 1998 accident year pursuant to a settlement agreement entered into February 28, 2000 between the Company and Reliance under a reinsurance contract that was in effect from January 1, 1998 through December 31, 1999. The reinsurance treaty afforded the Company coverage for loss and certain loss adjustment expense that exceeded $100,000 per occurrence, up to a maximum of $150,000. Under the settlement agreement, the Company is to receive in excess of $100 million in cash and will no longer have any involvement with Reliance under the reinsurance contract. The Company evaluated the adequacy of the expected cash settlement under the agreement through an independent actuarial analysis of the expected loss and allocated loss adjustment expenses to be paid under the Reliance reinsurance contract after December 31, 1999. A range of expected loss payments was estimated and then discounted to a present value basis using investment yields considered appropriate. The $26 million decrease in reinsurance recoverables represents primarily the adjustment necessary to bring the estimated reinsurance recoverables relating to the 1998 accident year under the reinsurance contract with Reliance to a present value basis at December 31, 1999.

     In 1998, Fremont decreased its loss and LAE reserves for 1997 and prior accident years by $13.4 million. This decrease resulted primarily from the combined effect of a decrease to 1997 and prior accident year loss and LAE reserves under certain assigned risk plans that the Company is required to participate in, and an increase in the discount established for certain accident and health permanent disability and death reserves.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     In 1997, the Company decreased its loss and LAE reserves for 1996 and prior accident years by $52.3 million. This reserve decrease relates primarily to loss and LAE reserves on workers' compensation policies written in the Company's midwest region and represents the recognition of a decrease in the frequency of reported claims on the 1996 and 1995 accident years. Additionally, the Company's management believes that its implementation of more effective claims handling procedures in the midwest region has contributed to the reduction in LAE reserves during calendar year 1997 and relating to the 1996 and prior accident years. The Company is not able to determine with certainty the specific cause or causes of increases and decreases in claims experience that led to these changes in reserves but has reached its own conclusion based on a review of its internal data and a subjective evaluation of external factors.

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

     The effect of ceded reinsurance on property and casualty premiums are summarized in the following table:

                                                        YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                           1999                    1998                  1997
                                  -----------------------   -------------------   -------------------
                                   WRITTEN       EARNED     WRITTEN     EARNED    WRITTEN     EARNED
                                  ----------   ----------   --------   --------   --------   --------
                                                        (THOUSANDS OF DOLLARS)
Direct..........................  $1,145,104   $1,084,454   $750,301   $717,021   $611,211   $591,506
Assumed.........................       9,362        9,641     11,848     13,040     19,647     23,650
Ceded...........................     256,833      263,090    190,473    177,983      9,766     13,973
                                  ----------   ----------   --------   --------   --------   --------
          Net property and
            casualty premiums...  $  897,633   $  831,005   $571,676   $552,078   $621,092   $601,183
                                  ==========   ==========   ========   ========   ========   ========

     The effect of ceded reinsurance on loss and loss adjustment expenses ("LAE") was a decrease in expenses of $344,699,000, $371,378,000 and $14,167,000 for the three years ended December 31, 1999, 1998 and 1997, respectively. The effect of ceded reinsurance on loss and LAE was lower in 1999 as compared to 1998 due primarily to the combined effect of the Company's reduction of approximately $49 million in its estimate of reinsurance recoverables on unpaid losses for the 1998 accident year, as well as a reduction in loss and LAE ceded of $75 million from the Company's recognition of a settlement agreement under a reinsurance contract (see discussion following). The re-estimation of reinsurance recoverables was in recognition of a lower than actuarially predicted level of incurred losses ceded under certain reinsurance contracts that were in effect from January 1, 1998 through December 31, 1999. (See Note E.)

     On February 28, 2000, the Company reached an agreement with Reliance Insurance Company ("Reliance") to settle all obligations between the Company and Reliance under a contract of reinsurance which was in effect for the period January 1, 1998 through December 31, 1999. Under the terms of this agreement, the Company will receive in excess of $100 million in cash and will no longer have any involvement with the Reliance workers' compensation reinsurance programs brokered for Reliance by Unicover Managers, Inc. In recognition of this settlement, the Company recorded a charge to its operating results for the year ended December 31, 1999 of approximately $48.8 million after taxes ($75 million before

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES taxes), consisting primarily of the adjustment necessary to bring the estimated unpaid reinsurance recoverables under the reinsurance contract to a present value basis at December 31, 1999. The Company anticipates this charge to be mitigated through future investment income earned on the cash to be received under the agreement. The cash payment is expected to be made to the Company on or shortly after the effective date of the agreement, which is anticipated by the end of the first quarter of 2000.

     The Company entered into reinsurance and assumption agreements with a reinsurer whereby substantially all of the Company's universal life insurance and annuity business was ceded to the reinsurer effective December 31, 1995, and all the annuity business was ceded to the reinsurer effective January 1, 1996. As a result of these agreements, the Company's life insurance operations have been substantially reduced with no significant gain or loss recorded. Included in life insurance benefits and liabilities and reinsurance recoverable on unpaid losses in the accompanying balance sheet is approximately $110,000,000 related to one of the reinsurance contracts that continues to be on a co-insurance basis.

NOTE G -- INCOME TAXES

     The major components of income tax expense (benefit) are summarized in the following table:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------    -------    -------
                                                                  (THOUSANDS OF DOLLARS)
Federal income tax
  Current...................................................  $     --    $27,314    $29,225
  Deferred..................................................   (29,028)    33,583     18,360
                                                              --------    -------    -------
                                                               (29,028)    60,897     47,585
State income tax............................................     3,121      2,851      3,016
                                                              --------    -------    -------
  Income tax expense (benefit)..............................  $(25,907)   $63,748    $50,601
                                                              ========    =======    =======

     A reconciliation of the effective federal tax rates in the consolidated statements of operations with the prevailing federal income tax rate of 35% is summarized in the following table:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------    -------    -------
                                                                  (THOUSANDS OF DOLLARS)
Federal income tax at 35%...................................  $(23,199)   $68,849    $55,613
Effects of:
  Dividends received deduction..............................    (9,391)    (8,857)    (5,654)
  Dividends in stock-based deferred compensation............      (927)      (795)      (785)
  Amortization of costs in excess of net assets acquired....     3,292      3,085      1,810
  Reduction in prior years' tax liabilities.................        --         --     (2,336)
  Other.....................................................     1,197     (1,385)    (1,063)
                                                              --------    -------    -------
Federal income tax expense (benefit)........................  $(29,028)   $60,897    $47,585
                                                              ========    =======    =======

     Net payments made (net cash received) for federal and state income taxes were $12,132,000, $188,000, and $(7,876,000) for 1999, 1998 and 1997,
respectively. Included in 1999 tax payments is $9.1 million paid in settlement of an Internal Revenue Service ("IRS") review of tax losses carried back against prior years' taxes paid. The majority of the amount paid was offset by an increase to the Company's tax effect of its net loss carryover as determined by the IRS in its review and is included in the Company's total tax effect of net loss carryovers of $80,536,000. Additionally, there was $1.4 million paid to the California Franchise Tax Board in 1999 in resolution of certain ongoing tax matters. These tax settlements had been accrued in prior years.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company's deferred tax assets as of December 31, 1999 and 1998 are summarized in the following table:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Discount on liabilities for loss and loss adjustment
  expenses..................................................  $111,843     $106,120
NOL carryover...............................................    80,536           --
Net unrealized loss on investments..........................    37,202           --
Allowance for possible loan losses and other doubtful
  accounts..................................................    24,557       25,861
Accrued expenses............................................    22,407       29,256
Unearned premiums...........................................    16,269       12,424
Employee benefit expenses...................................     9,818       19,171
Dividends to policyholders..................................     6,290        3,099
Other, net..................................................     2,312        3,345
                                                              --------     --------
  Deferred income tax asset amounts.........................   311,234      199,276
Deferred policy acquisition costs...........................   (20,574)     (15,568)
Net unrealized gain on investments..........................        --      (20,947)
Earned but unbilled premiums................................   (17,406)     (10,390)
Residual interests in securitized loans.....................   (15,886)          --
Deferred loan origination costs.............................   (10,941)      (5,526)
Accrual of market discount..................................    (2,782)      (1,435)
                                                              --------     --------
  Deferred income tax liability amounts.....................   (67,589)     (53,866)
                                                              --------     --------
          Net deferred income tax asset.....................  $243,645     $145,410
                                                              ========     ========

     The Company's principal deferred tax assets arise due to the discounting of liabilities for loss and loss adjustment expenses ("loss reserves") which delays a portion of the loss reserve deduction for income tax purposes, the net operating loss ("NOL") carryover, the net unrealized loss on investments, the provision for doubtful loan accounts, the accrual of dividends to policyholders, a portion of the unearned premiums, certain accrued expenses, and certain employee benefit expenses. The majority of the Company's NOL carryover was generated in 1999, resulting primarily from the losses recognized in the Company's property and casualty insurance segment. (See Notes E and F.) Additional NOL carryover amounts were generated through both amendments of prior years' tax returns, as well as the previously described settlement with the IRS in its review of certain tax losses carried back against prior years' tax returns filed by the Company. At December 31, 1999, the Company's net loss carryforwards totaled $230.1 million for income tax purposes that expire in years 2015 through 2019.

     In the Company's opinion, the deferred tax assets will be fully realized and no valuation allowance is necessary because the Company has the ability to generate sufficient future taxable income in both the insurance and financial services segments to realize the tax benefits.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE H -- SHORT-TERM DEBT

     Short-term debt is summarized in the following table:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------   --------
                                                                (THOUSANDS OF
                                                                   DOLLARS)
Federal Home Loan Board of San Francisco ("FHLB") borrowings of a subsidiary (weighted average interest rate;
  1999 -- 5.49%; 1998 -- 4.83%);............................  $10,000   $115,000
Asset backed commercial paper facility of a subsidiary,
  (weighted average interest rate, 1998 -- 5.30%)...........       --     24,985
Current portion of long-term debt...........................       --     25,717
                                                              -------   --------
                                                              $10,000   $165,702
                                                              =======   ========

     At December 31, 1999, the thrift and loan subsidiary had a borrowing capacity with the FHLB of $364 million. This subsidiary has pledged certain loans to secure any borrowings which are available at varying rates and terms. Additionally in 1999, the thrift and loan subsidiary obtained a line of credit with the Federal Reserve Bank of San Francisco, and at December 31, 1999 had a borrowing capacity of $272.5 million, with no amounts outstanding.

     In October 1999, the thrift and loan subsidiary established a warehouse financing facility that may be used to finance certain residential real estate loans held for securitization or whole loan sale. The facility permits secured borrowings for up to $200 million with a variable interest rate of LIBOR plus 0.375%. As of December 31, 1999, there were no borrowings under this facility.

NOTE I -- LONG-TERM DEBT

     Long-term debt is summarized in the following table:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (THOUSANDS OF DOLLARS)
Fremont General Corporation:
  Senior Notes due 2009, less discount (1999 -- $3,162).....   $221,838     $     --
  Senior Notes due 2004, less discount (1999 -- $1,129).....    198,871           --
  Liquid Yield Option Notes due 2013, less discount
     (1999 -- $4,949; 1998 -- $7,118).......................      4,924        6,409
  ESOP Note Payable due 2002................................      3,552        6,554
  Senior Credit Facility....................................         --      300,000
Subsidiaries:
  $450 million Senior Credit Facility.......................         --      351,500
  Variable Rate Asset Backed Certificates...................         --      274,260
                                                               --------     --------
                                                                429,185      938,723
  Less current portion......................................         --       25,717
                                                               --------     --------
                                                               $429,185     $913,006
                                                               ========     ========

     On March 17, 1999, the Company issued $425,000,000 of Senior Notes ("the Senior Notes") in a private placement. The Senior Notes were subsequently exchanged for notes registered with the Securities and Exchange Commission under a form S-4 Registration Statement effective on May 11, 1999. These notes consist of $200,000,000 and $225,000,000 Series B 7.70% Senior Notes due 2004 and Series B 7.875% Senior Notes due 2009, respectively. Total proceeds to the Company were approximately $420,237,000. The Senior

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

Notes may be redeemed at any time in whole or in part before maturity, but are not subject to sinking fund payments. These notes are unsecured senior indebtedness of the Company ranking equally with the Company's existing and future unsubordinated indebtedness. Interest is payable on the notes semi-annually in March and September.

     The Company has a credit facility with several banks that permits borrowings of up to $225,000,000 at December 31, 1999 ($400,000,000 at December 31, 1998). Borrowings and repayments are a minimum of $5,000,000 at the option of the Company until the maturity date of June 30, 2003 . At the Company's option, interest is based on the banks' prime lending rate, Eurodollar rates plus an applicable margin or by competitive bids by the banks. All applicable margins are based on the Company's credit rating. A facility fee, which currently ranges from 0.200% to 0.375%, dependent on the Company's credit rating, is charged on the total facility. The facility fee rate during 1999 ranged from 0.150% to 0.250%. Under certain conditions, based on the Company's credit rating, the stock of subsidiary companies are to be pledged as collateral for this loan. There were no outstanding advances under this facility at December 31, 1999.

     The Fremont General Employee Stock Ownership Plan ("ESOP") has a bank loan with a maximum principal amount of $15 million that matures April 1, 2002. The balance outstanding at December 31, 1999 was $3,552,000. The ESOP Note Payable due 2002 is secured by certain shares of the ESOP and the interest and principal payments are guaranteed by the Company. Interest is based on, at the Company's option, the bank's prime lending rate, LIBOR plus 1%, or an applicable certificate of deposit rate. The weighted average interest rate at December 31, 1999 was 7.23%. In January 2000, the Company paid off this note.

     In 1993, the Company sold in a public offering an aggregate $373,750,000 principal amount at maturity of Liquid Yield Option Notes due October 12, 2013 (Zero Coupon-Subordinated) (the "LYONs") at an issue price of $372.42 for a total net proceeds to the Company of approximately $135,000,000. The yield to maturity is 5% with no periodic payments of interest. Each LYON is convertible into 38.5735 shares of the Company's common stock and was non-callable for five years. Holders converted aggregate principal amounts of $3,654,000, $20,974,000 and $266,744,000 of LYONs into 141,000, 809,000 and 10,289,000 shares of the
Company's common stock during 1999, 1998 and 1997, respectively.

     The Variable Rate Asset Backed Certificates reflected the sale of certificates pursuant to an asset securitization program established by the commercial finance subsidiary of the Company that was sold in December 1999. (See Note B.) The commercial finance subsidiary also had an agreement for a committed unsecured bank line of credit that permitted borrowings of up to $438 million at December 31, 1998.

     The carrying amounts and the estimated fair values of long-term borrowings at December 31, 1999 are summarized in the following table:

                                                         CARRYING    ESTIMATED
                                                          AMOUNT     FAIR VALUE
                                                         --------    ----------
                                                         (THOUSANDS OF DOLLARS)
Senior Notes due 2009..................................  $221,838     $168,750
Senior Notes due 2004..................................   198,871      170,000
LYONs..................................................     4,924        3,455
ESOP Note Payable due 2002.............................     3,552        3,552
                                                         --------     --------
          Total long-term borrowings...................  $429,185     $345,757
                                                         ========     ========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The aggregate amount of maturities on long-term debt and sinking fund requirements are summarized in the following table (thousands of dollars):

     2000...................................................  $     --
     2001...................................................     1,607
     2002...................................................     1,945
     2003...................................................        --
     2004...................................................   198,871
  Thereafter................................................   226,762
                                                              --------
                                                              $429,185
                                                              ========

     Total interest payments were $231,500,000, $151,411,000, and $125,048,000 in 1999, 1998 and 1997, respectively. These payments represent interest expense on thrift deposits, short-term debt, long-term debt (excluding LYONs) and the Preferred Securities discussed in Note J.

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

     The Junior Subordinated Debentures rank pari passu with the Company's $9,873,000 aggregate principal amount at maturity of LYONs due 2013, and subordinate and junior to all senior indebtedness of the Company. (See Note I.) Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by the Company to the extent that the Trust has funds available to make such payments. Trust distributions of $9,000,000 in 1999, 1998 and 1997 were included in interest expense. The Company has provided for back-up undertakings that, considered together, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the Preferred Securities.

NOTE K -- STOCKHOLDERS' EQUITY AND RESTRICTIONS

     The Company is authorized to issue up to 2,000,000 shares of $.01 par value preferred stock; however, none has been issued to date.

     On November 12, 1998, the Board of Directors approved a two-for-one stock split of its common stock, payable December 10, 1998 to stockholders of record on November 20, 1998.

     Consolidated stockholders' equity is restricted by the provisions of certain long-term debt agreements. At December 31, 1999, the most restrictive loan covenants require the Company to maintain total stockholders' equity of at least $675,000,000 before FASB 115 adjustments.

     The Company has a stock award plan for the benefit of certain key members of management that authorizes up to 4,686,000 shares of either stock options or stock rights to be allocable to participants. Options

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES are granted at exercise prices equal to the fair value of the stock on the date of grant. Grantees vest at the rate of 25% per year beginning on the first anniversary of the grant and expire after ten years.

     The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Because the exercise price of the options equaled the fair value of the stock on the date of the grant, no compensation expense was recognized. Pursuant to FASB Statement No. 123 ("FASB 123") "Accounting for Stock-Based Compensation," the pro forma net loss for the year ended December 31, 1999, calculated as if the recognition and measurements provisions of FASB 123 had been adopted, would have been $(66,651,000), or $(1.05) basic and diluted loss per share, compared to the reported net loss of $(65,377,000), or ($1.03) basic and diluted loss per share. For the years ended December 31, 1998 and 1997, the pro forma effects would have reduced net income by $1,285,000 and $1,127,000, respectively, and reduced both basic and diluted earnings per share by $0.02 for both years. The pro forma effects are not likely to be representative of the effects on reported net income for future years because FASB 123 has not been applied to options granted prior to January 1, 1995.

     The Black-Scholes option pricing method was used to value the options as of the grant date with the following assumptions: risk-free interest rate of 5.68%; expected life of 7 years; expected volatility of 23% and expected dividend yield of 1.13%.

     The stock option activity is summarized in the following table:

                                                                       WEIGHTED AVERAGE
                                                   NUMBER OF SHARES     EXERCISE PRICE
                                                   ----------------    ----------------
Outstanding at January 1, 1997...................      3,180,942            $ 5.29
  Granted........................................      1,692,000             14.90
  Exercised......................................     (2,670,194)             4.92
                                                      ----------
Outstanding at December 31, 1997.................      2,202,748             13.12
  Exercised......................................       (133,318)            10.90
  Forfeited......................................       (228,572)            14.08
                                                      ----------
Outstanding at December 31, 1998.................      1,840,858             13.16
  Exercised......................................        (61,880)             6.58
                                                      ----------
Outstanding at December 31, 1999.................      1,778,978             13.38
                                                      ==========

     The exercise prices of the option shares outstanding at December 31, 1999 range from $7.16 to $14.94. The weighted average remaining contractual life is approximately four and three-fourths years for the 355,978 option shares that range from $7.16 to $7.84 per share and seven years for the 1,423,000 option shares that range from $14.00 to $14.94 per share.

     The number of shares exercisable at the end of the year and related weighted average exercise prices are summarized in the following table:

                                                               DECEMBER 31,
                                                    ----------------------------------
                                                       1999         1998        1997
                                                    ----------    --------    --------
Shares exercisable................................   1,064,978     757,482     320,178
Related weighted average exercise price...........  $    12.38    $  10.80    $   7.14

     The portion of the consolidated stockholders' equity represented by the Company's investment in its insurance subsidiaries and its thrift and loan subsidiary is subject to various laws and regulations, whereby amounts available for payment of dividends are restricted. Retained earnings and additional paid-in capital of the property and casualty insurance companies currently available for dividend distribution is $56,288,000. No dividends are currently expected from the thrift and loan subsidiary.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     Net income and stockholders' equity of domestic insurance subsidiaries, as filed with regulatory authorities on the basis of statutory accounting practices, are summarized in the following table:

                                                       1999        1998        1997
                                                     --------    --------    --------
                                                          (THOUSANDS OF DOLLARS)
Statutory net income for the year..................  $  2,060    $100,780    $113,058
Statutory stockholder's equity at year end.........   574,615     665,262     567,470

     Unrealized gains or losses on the Company's securities available-for-sale are included in other comprehensive income. Reclassification adjustments avoid double counting in comprehensive income items that are included in comprehensive income and net income in different periods. The reclassification adjustments for the year ended December 31, 1999 and 1998 represent net unrealized gains included in accumulated other comprehensive income at December 31, 1998 and 1997, respectively. Determination of a reclassification adjustment 1997 was not practicable.

     The components of total comprehensive income (loss) are summarized in the following table:

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999         1998        1997
                                                            ---------    --------    --------
                                                                 (THOUSANDS OF DOLLARS)
Net income (loss).........................................  $ (65,377)   $132,964    $108,292
Other comprehensive income (loss):
  Net unrealized gains (losses) on investments, net of
     tax:
     Net change in unrealized gains (losses) during the
       period, net of deferred income tax expense
       (benefit) (1999 -- $(51,656), 1998 -- $(4,738) and
       1997 -- $27,074)...................................    (95,931)     (8,797)     50,280
     Less: reclassification adjustments, net of tax
       (1999 -- $6,494 and 1998 -- $2,805 )...............    (12,061)     (5,210)         --
                                                            ---------    --------    --------
       Other comprehensive income (loss)..................   (107,992)    (14,007)     50,280
                                                            ---------    --------    --------
          Total comprehensive income (loss)...............  $(173,369)   $118,957    $158,572
                                                            =========    ========    ========

NOTE L -- EMPLOYEE BENEFIT PLANS

     The Company sponsors a 401(k) Plan and a leveraged Employee Stock Ownership Plan ("ESOP"), both of which cover substantially all employees with at least one year of service. Contribution expense for these plans amounted to $11,649,000, $10,536,000, and $10,681,000 for 1999, 1998 and 1997, respectively, of which
$5,005,000, $4,295,000 and $5,844,000 related to the ESOP. Cash contributions to the ESOP, which relate to 1999, 1998 and 1997, were $3,751,000, $3,002,000 and
$2,028,000, respectively. The contributions, which are generally discretionary, are based on total compensation of the participants.

     Shares pledged as collateral under a loan made to the ESOP by a bank (see
Note I) are reported as deferred compensation in the consolidated balance sheet. The annual contributions made by the Company to the ESOP are used to repay the loan. As the debt is repaid, shares are released from collateral and are allocated to participants based on total compensation. Dividends received by the ESOP on its pledged shares, amounting to $174,000, $253,000 and $325,000 in 1999, 1998 and 1997, respectively, were additionally used to service these loans. Interest expense was $187,000, $359,000 and $467,000 for 1999, 1998 and
1997, respectively. In January 2000, the Company paid off this note and these shares are no longer pledged as security.

     Of the 4,565,000 total shares of Company stock owned by the ESOP at December 31, 1999, 4,116,000 shares are allocated to participants and 449,000 shares are not allocated to participants and are considered unearned. Unearned shares acquired prior to January 1, 1993 (75,000 shares as of December 31, 1999)

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES continue to be accounted for in accordance with the historical cost approach (AICPA Statement of Position 76-3). Unearned shares acquired subsequent to December 31, 1992 (374,000 shares as of December 31, 1999) are accounted for in accordance with the current fair value approach (AICPA Statement of Position 93-6) and are not considered outstanding for earnings per share purposes. At December 31, 1999, the fair value of the unearned shares accounted for under the current fair value approach was $2,755,000.

     In August 1999, the Company initiated a stock repurchase program by the Company's employee benefit trust ("the Trust") to buy back up to $75 million of the Company's common stock. The program's purpose was to provide the Trust with shares of the Company's common stock for funding future employee benefit plan obligations. Under this program, the Trust purchased an aggregate of 4,524,000 shares at an aggregate cost of $43.7 million. The program was completed in September 1999. The shares purchased are reported as deferred compensation until they are used to fund the employee benefit plan obligation.

     The Company has two stock award plans ("RSA") for the benefit of certain key members of management. The Company purchased an aggregate of 2,105,000, 677,000 and 956,000 shares at an aggregate cost of approximately $11 million, $16 million and $22 million in 1999, 1998 and 1997, respectively, to fund the RSA. Amounts awarded under the RSA are amortized over 10 years. Amortization expense for the RSA amounted to $10,564,000, $9,592,000 and $7,536,000 for 1999,
1998 and 1997, respectively. Unamortized amounts are reported as deferred compensation in the consolidated balance sheet.

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

     Total rental expense for 1999, 1998 and 1997, was $18,024,000, $16,110,000,
and $13,019,000, respectively. The Company leases office facilities and certain equipment under non-cancelable operating leases, the terms of which range from one to ten years. Certain leases provide for an increase in the basic rental to compensate the lessor for increases in operating and maintenance costs. The leases also provide renewal options.

     Under present leases, rental commitments are summarized in the following table (thousands of dollars):

  2000......................................................  $ 30,058
  2001......................................................    29,188
  2002......................................................    26,419
  2003......................................................    25,097
  2004......................................................    20,556
  Thereafter................................................    52,076
                                                              --------
                                                              $183,394
                                                              ========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE N -- DISCONTINUED OPERATIONS

     The Company discontinued all of its assumed reinsurance operations, as well as certain other insurance operations, during the period 1986 to 1991. In 1999, the Company incurred a net loss of $25 million (net of $13.5 million of income tax benefits) in recognition of an increase in asbestos and environmental claims reserves over previous estimates. This charge is represented by the Company's contribution of $25 million to the discontinued operations to ensure that sufficient funds are available to discharge estimated liabilities as they become due. These operations consisted primarily of facultative and treaty reinsurance covering primary and excess property and casualty insurance coverages. All discontinued insurance operations are accounted for using the liquidation basis of accounting whereby all future cash inflows and outflows are considered in determining whether dedicated assets are sufficient to meet all future obligations.

     The Company determines the adequacy of the assets dedicated to fund the liabilities of discontinued operations by: (i) estimating the ultimate remaining liabilities; (ii) discounting these liabilities using estimates of payment patterns and investment yields derived from the dedicated investment portfolio; and (iii) comparing this discounted estimate of liabilities to the dedicated assets.

     The Company estimates that with the additional contribution of $25 million, the dedicated assets (primarily cash, investment securities and reinsurance recoverables) supporting these operations and all future cash inflows will be adequate to fund future obligations. However, should those assets ultimately prove to be insufficient, the Company believes that its property and casualty subsidiaries would be able to provide whatever additional funds might be needed to complete the liquidation without having a material adverse effect on the Company's consolidated financial position.

     A statement of financial condition of the discontinued operations is summarized in the following table:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Assets
  Cash and invested assets, at amortized cost...............  $177,911     $185,801
  Reinsurance recoverables..................................    49,667       50,350
  Other assets(1)...........................................    21,945        7,427
                                                              --------     --------
          Total.............................................  $249,523     $243,578
                                                              ========     ========

Liabilities
  Reserves for loss and loss adjustment expenses............  $175,500     $148,605
  Deferred income taxes.....................................    32,846       40,721
  Reinsurance payable and funds withheld....................     7,483        4,397
  Other liabilities.........................................       180       16,341
                                                              --------     --------
          Total.............................................  $216,009     $210,064
                                                              ========     ========

---------------
(1) Included in the 1999 balance is a $25 million contribution receivable from an affiliate which was settled in cash in March 2000.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The amortized cost and fair value of cash and invested assets of the discontinued operations as of December 31, 1999 are summarized in the following table:

                                                             AMORTIZED COST    FAIR VALUE
                                                             --------------    ----------
                                                                (THOUSANDS OF DOLLARS)
Fixed maturities...........................................     $108,376        $105,275
Non-redeemable preferred stock.............................       51,339          51,338
Cash and other invested assets.............................       18,196          18,196
                                                                --------        --------
     Cash and invested assets..............................     $177,911        $174,809
                                                                ========        ========

     The average maturity of the fixed income portfolio was 7.14 years at December 31, 1999. The quality mix of the fixed maturity portfolio as of December 31, 1999 is summarized in the following table:

AA.....................................   16%
A......................................   18
BBB....................................   53
BB.....................................   13
                                         ---
                                         100%
                                         ===

     At December 31, 1999, all investments included in discontinued operations were current with respect to principal and interest. It is the Company's belief that the carrying value of the investments will be fully realized.

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

     The following data for the years ended December 31, 1999, 1998 and 1997 provide certain information necessary for reportable segment disclosure, as well as a reconciliation to total consolidated financial

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES information. For both the property and casualty insurance and financial services segments, interest revenue is reported net of interest expense. This net interest revenue is used to assess segment performance.

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
                                                                 (THOUSANDS OF DOLLARS)
REVENUES
Property and casualty insurance........................  $  984,573    $  729,728    $  738,072
Financial services.....................................     411,575       297,469       232,342
Unallocated corporate..................................       1,462         1,983           749
                                                         ----------    ----------    ----------
          Total........................................   1,397,610     1,029,180       971,163
Intersegment:
  Property and casualty insurance......................       1,108         1,227         1,235
  Unallocated corporate................................      42,774        36,073        25,643
                                                         ----------    ----------    ----------
                                                             43,882        37,300        26,878
                                                         ----------    ----------    ----------
          Total revenue................................   1,441,492     1,066,480       998,041
Reconciling items:
  Intersegment revenues................................     (43,882)      (37,300)      (26,878)
                                                         ----------    ----------    ----------
          Total consolidated...........................  $1,397,610    $1,029,180    $  971,163
                                                         ==========    ==========    ==========
INCOME (LOSS) BEFORE INCOME TAXES
Property and casualty insurance........................  $ (116,178)   $  169,235    $  144,667
Financial services.....................................      79,874        55,506        42,286
Unallocated corporate..................................     (25,824)      (23,751)      (23,782)
                                                         ----------    ----------    ----------
          Total........................................     (62,128)      200,990       163,171
Reconciling items -- intercompany dividends............      (4,156)       (4,278)       (4,278)
                                                         ----------    ----------    ----------
          Total consolidated...........................  $  (66,284)   $  196,712    $  158,893
                                                         ==========    ==========    ==========
INTEREST REVENUE, NET OF INTEREST EXPENSE
Property and casualty insurance........................  $  130,052    $  151,357    $  107,165
Financial services.....................................     170,877       118,878        99,637
Unallocated corporate..................................      (6,480)        1,545        (4,601)
                                                         ----------    ----------    ----------
          Total........................................     294,449       271,780       202,201
RECONCILING ITEMS:
Intersegment elimination...............................       4,844         3,721         6,836
                                                         ----------    ----------    ----------
          Total consolidated...........................  $  299,293    $  275,501    $  209,037
                                                         ==========    ==========    ==========
AMORTIZATION AND DEPRECIATION EXPENSE
Property and casualty insurance........................  $   26,593    $   25,540    $   16,377
Financial services.....................................       9,455         6,993         6,403
Unallocated corporate..................................       8,159         7,785        10,744
                                                         ----------    ----------    ----------
          Total consolidated...........................  $   44,207    $   40,318    $   33,524
                                                         ==========    ==========    ==========
SEGMENT ASSETS
Property and casualty insurance........................  $3,785,364    $3,826,885    $3,353,114
Financial services.....................................   3,805,135     3,258,522     2,436,976
Unallocated corporate..................................     175,213        40,627        44,030
                                                         ----------    ----------    ----------
          Total........................................   7,765,712     7,126,034     5,834,120
Reconciling items:
  Assets held for discontinued operations..............     249,523       243,578       256,507
                                                         ----------    ----------    ----------
          Total consolidated...........................  $8,015,235    $7,369,612    $6,090,627
                                                         ==========    ==========    ==========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE P -- EARNINGS PER SHARE

     Earnings per share have been computed based on the weighted average number of shares adjusted retroactively for a two-for-one split of common stock effected on December 10, 1998. The following table sets forth the computation of basic and diluted earnings per share:

                                                                1999          1998          1997
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (loss) from continuing operations (numerator for
  basic earnings per share)................................   $(40,377)     $132,964      $108,292
Effect of dilutive securities:
  LYONs....................................................         --           327         2,527
                                                              --------      --------      --------
Income (loss) from continuing operations available to
  common stockholders after assumed conversions (numerator
  for diluted earnings per share)..........................   $(40,377)     $133,291      $110,819
                                                              ========      ========      ========
Weighted-average shares (denominator for basic earnings per
  share)...................................................     63,650        63,529        57,059
Effect of dilutive securities:
  Restricted stock.........................................         --         4,729         3,804
  Stock options............................................         --           917           374
  LYONs....................................................         --           907         7,348
                                                              --------      --------      --------
Dilutive potential common shares...........................         --         6,553        11,526
Adjusted weighted-average shares and assumed conversions
  (denominator for diluted earnings per share).............     63,650        70,082        68,585
                                                              ========      ========      ========
Basic earnings per share from continuing operations........   $  (0.64)     $   2.09      $   1.90
                                                              ========      ========      ========
Diluted earnings per share from continuing operations......   $  (0.64)     $   1.90      $   1.62
                                                              ========      ========      ========

     For additional disclosures regarding the LYONs, the stock options and restricted stock see Notes I, K and L, respectively.

     For the year ended December 31, 1999, dilutive securities of 5,103,000 were not included in dilutive weighted average shares outstanding because the effects would have been antidilutive.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE Q -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                            THREE MONTH PERIODS ENDED
                                              ------------------------------------------------------
                                              MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                              ---------    --------    -------------    ------------
                                                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
1999
Revenues....................................  $298,779     $336,111      $349,726         $412,994
Income (loss) from continuing operations....    34,311       34,975       (60,913)         (48,750)
Net income (loss)...........................    34,311       34,975       (85,913)         (48,750)
Income (loss) from continuing operations per
  share:
  Basic.....................................      0.51         0.52         (0.92)           (0.80)
  Diluted...................................      0.49         0.50         (0.92)           (0.80)
Net income (loss) per share:
  Basic.....................................      0.51         0.52         (1.30)           (0.80)
  Diluted...................................      0.49         0.50         (1.30)           (0.80)
1998
Revenues....................................  $261,953     $236,260      $250,787         $280,180
Net income..................................    31,652       32,583        34,187           34,542
Net income per share:
  Basic.....................................      0.50         0.51          0.53             0.54
  Diluted...................................      0.45         0.47          0.49             0.49

     The loss from continuing operations in the quarter ended September 30, 1999 was due primarily to a deterioration in the Company's reserves for workers' compensation net incurred loss and loss adjustment expenses ("LAE"). Additionally, the net loss in the quarter ended September 30, 1999 is higher than the loss from continuing operations due to the Company's recognition of a net loss from discontinued operations of $25 million. The net loss from discontinued operations resulted primarily from a deterioration in the Company's estimated reserves for asbestos and environmental claims. (See Notes E and N and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Property and Casualty Insurance Operation -- Special Discussion Concerning Property and Casualty Insurance Results ("MD&A -- Special Discussion."))

     The quarter ended December 31, 1999 includes a net charge of $48.8 million associated with a settlement agreement reached February 28, 2000 with Reliance Insurance Company under a workers' compensation reinsurance contract that was in effect from January 1, 1998 through December 31, 1999. There was also an additional recognition of a deterioration in the reserves for net incurred loss and LAE related to the Company's workers' compensation insurance operation. (See Note F and MD&A -- Special Discussion.)

                  FREMONT GENERAL CORPORATION (PARENT COMPANY)

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                               (THOUSANDS OF DOLLARS)
ASSETS
Cash........................................................  $    1,118    $      147
Notes receivable from subsidiaries*.........................     424,880       345,532
Investment in subsidiaries*.................................     720,476     1,000,392
Short-term investments......................................     107,023        18,894
Other receivables from subsidiaries*........................       6,895        17,348
Deferred income taxes.......................................     243,645       145,410
Other assets................................................      44,921        22,239
                                                              ----------    ----------
          TOTAL ASSETS......................................  $1,548,958    $1,549,962
                                                              ==========    ==========
LIABILITIES
Accrued expenses and other liabilities......................  $   55,752    $   34,004
Amounts due to subsidiaries*................................     229,827       148,990
Notes payable to subsidiary*................................     103,093       103,093
Current portion of long-term debt...........................          --           717
Long-term debt..............................................     429,185       312,246
                                                              ----------    ----------
          TOTAL LIABILITIES.................................     817,857       599,050
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred Stock, par value $.01 -- authorized 2,000,000
  shares; none issued
Common Stock, par value $1 per share -- Authorized:
  150,000,000
  Issued and outstanding: (1999 -- 70,039,000 and
     1998 -- 69,939,000)....................................      70,039        69,939
Additional paid-in capital..................................     285,922       308,369
Retained earnings...........................................     533,523       620,612
Deferred compensation.......................................     (89,293)      (86,910)
Accumulated other comprehensive income (loss)...............     (69,090)       38,902
                                                              ----------    ----------
          TOTAL STOCKHOLDERS' EQUITY........................     731,101       950,912
                                                              ----------    ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $1,548,958    $1,549,962
                                                              ==========    ==========

---------------
* Eliminated in consolidation

                  See notes to condensed financial statements.

                  FREMONT GENERAL CORPORATION (PARENT COMPANY)

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                  (THOUSANDS OF DOLLARS)
REVENUES
Interest income from subsidiaries*.........................  $ 29,340    $ 22,517    $ 12,086
Dividends from consolidated subsidiaries*..................     4,156       4,278       4,278
Net investment income......................................     1,450       1,836         650
Realized investment gains..................................        --           8          34
Other income*..............................................     9,012       8,139      11,180
                                                             --------    --------    --------
          TOTAL REVENUES...................................    43,958      36,778      28,228
EXPENSES
Interest expense...........................................    32,427      18,086      12,615
Interest on notes payable to subsidiary*...................     9,278       9,278       9,278
General and administrative.................................    29,473      33,770      30,723
                                                             --------    --------    --------
          TOTAL EXPENSES...................................    71,178      61,134      52,616
                                                             --------    --------    --------
                                                              (27,220)    (24,356)    (24,388)
Income tax benefit.........................................   (11,282)    (13,694)    (14,578)
                                                             --------    --------    --------
Loss before equity in undistributed income (loss) of
  subsidiary companies and net loss from discontinued
  operations...............................................   (15,938)    (10,662)     (9,810)
Equity in undistributed income (loss) of subsidiary
  companies................................................   (24,439)    143,626     118,102
                                                             --------    --------    --------
Income (loss) from continuing operations...................   (40,377)    132,964     108,292
Net loss from discontinued operations......................   (25,000)         --          --
                                                             --------    --------    --------
     NET INCOME (LOSS).....................................  $(65,377)   $132,964    $108,292
                                                             ========    ========    ========

---------------
* Eliminated in consolidation

                  See notes to condensed financial statements.

                  FREMONT GENERAL CORPORATION (PARENT COMPANY)

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1999         1998         1997
                                                          ---------    ---------    ---------
                                                                (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Income (loss) from continuing operations................  $ (40,377)   $ 132,964    $ 108,292
  Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by operating
     activities:
     Equity in undistributed (income) loss from
       continuing operations of subsidiaries............     24,439     (143,626)    (118,102)
     Change in accrued investment income................         (4)           2           (3)
     Change in amounts due to or from subsidiaries......     37,322      (18,051)     (76,761)
     Deferred income tax (benefit) expense..............    (29,028)      33,583       18,360
     Provision for depreciation and amortization........      8,159        7,562       10,744
     Realized investment gains..........................         --           (8)         (34)
     Change in other assets and liabilities.............      2,148        1,005       73,137
                                                          ---------    ---------    ---------
       NET CASH PROVIDED BY CONTINUING OPERATIONS.......      2,659       13,431       15,633
  Effect of discontinued operations.....................     (9,745)       3,252       (9,934)
                                                          ---------    ---------    ---------
       NET CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES....................................     (7,086)      16,683        5,699
INVESTING ACTIVITIES
  Purchases of fixed maturity investments...............         --      (44,653)     (11,369)
  Sales of fixed maturity investments...................         --           --       11,403
  Fixed maturity investments matured or called..........         --       44,884           --
  Increase in short-term and other investments..........    (88,129)      (3,476)      (9,334)
  Net increase in credit lines with subsidiaries........    (79,348)     (43,924)    (221,391)
  Purchase of and additional investments in
     subsidiaries.......................................         --          (32)         (10)
  Distribution from subsidiary..........................    124,341           --       18,000
  Purchase of property and equipment....................       (759)      (1,917)      (1,658)
                                                          ---------    ---------    ---------
       NET CASH USED IN INVESTING ACTIVITIES............    (43,895)     (49,118)    (214,359)
FINANCING ACTIVITIES
  Repayment of short-term debt..........................       (717)        (800)      (3,092)
  Proceeds from long-term debt..........................    497,237      100,000      265,000
  Repayment of long-term debt...........................   (379,285)     (41,228)     (35,000)
  Dividends paid........................................    (21,704)     (20,476)     (17,838)
  Stock options exercised...............................        407        1,453       13,129
  Increase in deferred compensation plans...............    (43,986)      (7,256)     (14,328)
                                                          ---------    ---------    ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES........     51,952       31,693      207,871
                                                          ---------    ---------    ---------
       INCREASE (DECREASE) IN CASH......................        971         (742)        (789)
  Cash at beginning of year.............................        147          889        1,678
                                                          ---------    ---------    ---------
       CASH AT END OF YEAR..............................  $   1,118    $     147    $     889
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

NOTE 2 -- SALE OF SUBSIDIARY

     In connection with the December 1999 sale of Fremont Financial Corporation by a subsidiary, the parent company received a distribution of $124 million from that subsidiary. See Note B of the Company's Notes to Consolidated Financial Statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

                                                        DECEMBER 31,                            YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------   ------------------------------------
             COLUMN A                 COLUMN B       COLUMN C     COLUMN D    COLUMN E    COLUMN F    COLUMN G      COLUMN H
             --------                -----------   ------------   --------   ----------   --------   ----------   ------------
                                                     RESERVES
                                      DEFERRED     FOR CLAIMS,                                                      CLAIMS,
                                       POLICY      BENEFITS AND              DIVIDENDS                  NET       BENEFITS AND
                                     ACQUISITION    SETTLEMENT    UNEARNED   TO POLICY-   PREMIUM    INVESTMENT    SETTLEMENT
              SEGMENT                   COSTS        EXPENSES     PREMIUMS    HOLDERS     REVENUE      INCOME       EXPENSES
              -------                -----------   ------------   --------   ----------   --------   ----------   ------------
                                                                      (THOUSANDS OF DOLLARS)
1999
  Life insurance...................    $   250      $  118,390    $     --    $    --     $    912    $    517      $     --
  Property and casualty
     insurance.....................     58,948       2,434,757     180,583     20,144      831,005     157,700       770,523
                                       -------      ----------    --------    -------     --------    --------      --------
                                       $59,198      $2,553,147    $180,583    $20,144     $831,917    $158,217      $770,523
                                       =======      ==========    ========    =======     ========    ========      ========
1998
  Life insurance...................    $   350      $  136,973    $     --    $    --     $    453    $    713      $     --
  Property and casualty
     insurance.....................     44,646       2,298,118     119,774     16,162      552,078     178,263       335,450
                                       -------      ----------    --------    -------     --------    --------      --------
                                       $44,996      $2,435,091    $119,774    $16,162     $552,531    $178,976      $335,450
                                       =======      ==========    ========    =======     ========    ========      ========
1997
  Life insurance...................    $   450      $  180,976    $     --    $    --     $    696    $  1,690      $     --
  Property and casualty
     insurance.....................     37,564       2,163,323      78,625     37,626      601,183     138,894       389,201
                                       -------      ----------    --------    -------     --------    --------      --------
                                       $38,014      $2,344,299    $ 78,625    $37,626     $601,879    $140,584      $389,201
                                       =======      ==========    ========    =======     ========    ========      ========

                                           YEAR ENDED DECEMBER 31,
                                     -----------------------------------
             COLUMN A                  COLUMN I     COLUMN J    COLUMN K
             --------                ------------   ---------   --------
                                     AMORTIZATION
                                     OF DEFERRED
                                        POLICY        OTHER       NET
                                     ACQUISITION    OPERATING   PREMIUMS
              SEGMENT                   COSTS       EXPENSES    WRITTEN
              -------                ------------   ---------   --------
                                           (THOUSANDS OF DOLLARS)
1999
  Life insurance...................    $     --      $ 6,116    $    N/A
  Property and casualty
     insurance.....................     191,923       52,531     897,633
                                       --------      -------    --------
                                       $191,923      $58,647    $897,633
                                       ========      =======    ========
1998
  Life insurance...................    $     --      $ 1,314    $    N/A
  Property and casualty
     insurance.....................     123,393       58,146     571,676
                                       --------      -------    --------
                                       $123,393      $59,460    $571,676
                                       ========      =======    ========
1997
  Life insurance...................    $     --      $ 3,093    $    N/A
  Property and casualty
     insurance.....................     115,899       43,551     621,092
                                       --------      -------    --------
                                       $115,899      $46,644    $621,092
                                       ========      =======    ========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                           SCHEDULE IV -- REINSURANCE

             COLUMN A                 COLUMN B     COLUMN C     COLUMN D     COLUMN E     COLUMN F
             --------                ----------    ---------    ---------    --------    ----------
                                                                 ASSUMED                 PERCENTAGE
                                                   CEDED TO       FROM                   OF AMOUNT
                                       GROSS         OTHER        OTHER        NET        ASSUMED
                                       AMOUNT      COMPANIES    COMPANIES     AMOUNT       TO NET
                                     ----------    ---------    ---------    --------    ----------
                                                (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
YEAR ENDED DECEMBER 31, 1999
Life insurance inforce*............  $   96,748    $ 64,902      $    --     $ 31,846        0%
                                     ==========    ========      =======     ========
Premium Revenue
  Life insurance...................  $    1,992    $  1,080      $    --     $    912        0%
  Property and casualty
     insurance.....................   1,084,454     263,090        9,641      831,005        1%
                                     ----------    --------      -------     --------
                                     $1,086,446    $264,170      $ 9,641     $831,917
                                     ==========    ========      =======     ========
YEAR ENDED DECEMBER 31, 1998
Life insurance inforce*............  $  107,094    $ 69,054      $    --     $ 38,040        0%
                                     ==========    ========      =======     ========
Premium Revenue
  Life insurance...................  $      986    $    533      $    --     $    453        0%
  Property and casualty
     insurance.....................     717,021     177,983       13,040      552,078        2%
                                     ----------    --------      -------     --------
                                     $  718,007    $178,516      $13,040     $552,531
                                     ==========    ========      =======     ========
YEAR ENDED DECEMBER 31, 1997
Life insurance inforce*............  $  156,866    $100,910      $    --     $ 55,956        0%
                                     ==========    ========      =======     ========
Premium Revenue
  Life insurance...................  $    2,479    $  1,783      $    --     $    696        0%
  Property and casualty
     insurance.....................     591,506      13,973       23,650      601,183        4%
                                     ----------    --------      -------     --------
                                     $  593,985    $ 15,756      $23,650     $601,879
                                     ==========    ========      =======     ========

---------------
* Balance at end of year.

  Intercompany transactions have been eliminated.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                SCHEDULE V -- VALUATION AND QUALIFYING ACCOUNTS

            COLUMN A               COLUMN B               COLUMN C                COLUMN D      COLUMN E
            --------              ----------    ----------------------------     ----------    ----------
                                                         ADDITIONS
                                                ----------------------------
                                  BALANCE AT    CHARGED TO      CHARGED TO                     BALANCE AT
                                  BEGINNING     COSTS AND     OTHER ACCOUNTS     DEDUCTIONS      END OF
          DESCRIPTION             OF PERIOD      EXPENSES        DESCRIBE         DESCRIBE       PERIOD
          -----------             ----------    ----------    --------------     ----------    ----------
                                                          (THOUSANDS OF DOLLARS)
YEAR ENDED DECEMBER 31, 1999
  Deducted from asset accounts:
     Allowance for possible loan
       losses...................   $56,346       $25,470         $(14,265)(1)     $11,057(2)    $56,494
     Premiums receivable and
       agents' balances and
       reinsurance
       recoverable..............    14,660         1,834               --             251        16,243
                                   -------       -------         --------         -------       -------
          Totals................   $71,006       $27,304         $(14,265)        $11,308       $72,737
                                   =======       =======         ========         =======       =======
YEAR ENDED DECEMBER 31, 1998
  Deducted from asset accounts:
     Allowance for possible loan
       losses...................   $44,402       $11,059         $  3,465(1)      $ 2,580(2)    $56,346
     Premiums receivable and
       agents' balances and
       reinsurance
       recoverable..............    17,052        (2,392)              --              --        14,660
                                   -------       -------         --------         -------       -------
          Totals................   $61,454       $ 8,667         $  3,465         $ 2,580       $71,006
                                   =======       =======         ========         =======       =======
YEAR ENDED DECEMBER 31, 1997
  Deducted from asset accounts:
     Allowance for possible loan
       losses...................   $37,747       $12,319         $     --         $ 5,664(2)    $44,402
     Premiums receivable and
       agents' balances and
       reinsurance
       recoverable..............     9,288         8,369               --             605(2)     17,052
                                   -------       -------         --------         -------       -------
          Totals................   $47,035       $20,688         $     --         $ 6,269       $61,454
                                   =======       =======         ========         =======       =======

---------------
(1) Reserves (sold) established with company and portfolio (dispositions) acquisitions.

(2) Uncollectible accounts written off, net of recoveries and reclassifications.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

      SCHEDULE VI -- SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY
                              INSURANCE OPERATIONS

                                                   DECEMBER 31,                              YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------   -------------------------------------------
            COLUMN A               COLUMN B      COLUMN C    COLUMN D   COLUMN E   COLUMN F    COLUMN G         COLUMN H
            --------              -----------   ----------   --------   --------   --------   ----------   -------------------
                                                                                                            CLAIMS AND CLAIM
                                                                                                               ADJUSTMENT
                                                 RESERVES                                                   EXPENSES INCURRED
                                                FOR UNPAID   DISCOUNT                                          RELATED TO
                                   DEFERRED       CLAIMS      IF ANY                                       -------------------
                                    POLICY      AND CLAIM    DEDUCTED                            NET         (1)        (2)
        AFFILIATION WITH          ACQUISITION   ADJUSTMENT      IN      UNEARNED    EARNED    INVESTMENT   CURRENT     PRIOR
           REGISTRANT                COSTS       EXPENSES    COLUMN C   PREMIUMS   PREMIUMS     INCOME       YEAR      YEARS
        ----------------          -----------   ----------   --------   --------   --------   ----------   --------   --------
                                                                     (THOUSANDS OF DOLLARS)
Fremont Compensation Insurance
  Group and Consolidated
  Subsidiaries
1999............................    $58,948     $2,434,757   $25,742    $180,583   $831,005    $157,700    $677,756   $ 92,767
1998............................    $44,646     $2,298,118   $25,908    $119,774   $552,078    $178,263    $348,897   $(13,447)
1997............................    $37,564     $2,163,323   $19,782    $78,625    $601,183    $138,894    $441,524   $(52,323)

                                      YEAR ENDED DECEMBER 31,
                                  --------------------------------
            COLUMN A                   COLUMN I          COLUMN J    COLUMN K
            --------              -------------------   ----------   --------

                                                           PAID
                                                        CLAIMS AND
                                    AMORTIZATION OF       CLAIM        NET
        AFFILIATION WITH            DEFERRED POLICY     ADJUSTMENT   PREMIUMS
           REGISTRANT              ACQUISITION COSTS     EXPENSES    WRITTEN
        ----------------          -------------------   ----------   --------
                                            (THOUSANDS OF DOLLARS)
Fremont Compensation Insurance
  Group and Consolidated
  Subsidiaries
1999............................       $191,923          $872,359    $897,633
1998............................       $123,393          $835,374    $571,676
1997............................       $115,899          $639,792    $621,092

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2000.

                                          FREMONT GENERAL CORPORATION

                                          By:    /s/ JOHN A. DONALDSON
                                          --------------------------------------
                                          Title: Senior Vice President,
                                                 Controller and
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ JAMES A. MCINTYRE                     Chairman of the Board and     March 28, 2000
-----------------------------------------------------      Chief Executive Officer
                  James A. McIntyre                     (Principal Executive Officer)

                /s/ LOUIS J. RAMPINO                     President, Chief Operating     March 28, 2000
-----------------------------------------------------       Officer and Director
                  Louis J. Rampino

                 /s/ WAYNE R. BAILEY                      Executive Vice President,     March 28, 2000
-----------------------------------------------------    Treasurer, Chief Financial
                   Wayne R. Bailey                          Officer and Director
                                                        (Principal Financial Officer)

                /s/ JOHN A. DONALDSON                      Senior Vice President,       March 28, 2000
-----------------------------------------------------  Controller and Chief Accounting
                  John A. Donaldson                     Officer (Principal Accounting
                                                                  Officer)

               /s/ HOUSTON I. FLOURNOY                            Director              March 28, 2000
-----------------------------------------------------
                 Houston I. Flournoy

              /s/ C. DOUGLAS KRANWINKLE                           Director              March 28, 2000
-----------------------------------------------------
                C. Douglas Kranwinkle

               /s/ DAVID W. MORRISROE                             Director              March 28, 2000
-----------------------------------------------------
                 David W. Morrisroe

                /s/ DICKINSON C. ROSS                             Director              March 28, 2000
-----------------------------------------------------
                  Dickinson C. Ross

                                 EXHIBIT INDEX

                                                                           SEQUENTIALLY
 EXHIBIT                                                                     NUMBERED
 NUMBER                            DESCRIPTION                                 PAGE
 -------                           -----------                             ------------
2.1        Stock Purchase Agreement, dated as of December 7, 1999
           pertaining to the acquisition of FINOVA Capital Corporation of all the outstanding shares of Fremont Financial
           Corporation (Incorporated by reference to Exhibit No. 2.1 to
           Current Report on Form 8-K, as of December 20, 1999,
           Commission File Number 1-8007.)
3.1        Restated Articles of Incorporation of Fremont General
           Corporation. (Incorporated by reference to Exhibit 3.1 to
           the Registrant's Quarterly Report on Form 10-Q, for the
           period ended June 30, 1998, Commission File Number 1-8007.)
3.2        Certificate of Amendment of Articles of Incorporation of
           Fremont General Corporation. (Incorporated by reference to
           Exhibit 3.2 to the Registrant's Annual Report on Form 10-K,
           for the fiscal year ended December 31, 1998, Commission File
           Number 1-8007.)
3.3        Amended and Restated By-Laws of Fremont General Corporation.
           (Incorporated by reference to Exhibit 3.3 to the
           Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.1        Form of Stock Certificate for Common Stock of the
           Registrant. (Incorporated by reference to Exhibit (1) to the
           Registrant's Form 8-A filed on March 17, 1993, Commission
           File Number 1-8007.)
4.2        Indenture with respect to Liquid Yield Option Notes Due 2013 between the Registrant and Bankers Trust Company.
           (Incorporated by reference to Exhibit 4.4 to Registration
           Statement on Form S-3 filed on October 1, 1993.)
4.3        Indenture among the Registrant, the Trust and First
           Interstate Bank of California, a California banking
           corporation, as trustee. (Incorporated by reference to
           Exhibit 4.3 to the Registrant's Annual Report on Form 10-K,
           for the fiscal year ended December 31, 1995, Commission File
           Number 1-8007.)
4.4        Amended and Restated Declaration of Trust among the
           Registrant, the Regular Trustees, The Chase Manhattan Bank
           (USA), a Delaware banking corporation, as Delaware trustee, and The Chase Manhattan Bank, N.A., a national banking
           association, as Institutional Trustee. (Incorporated by
           reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995,
           Commission File Number 1-8007.)
4.5        Preferred Securities Guarantee Agreement between the
           Registrant and The Chase Manhattan Bank, N.A., a national
           banking association, as Preferred Guarantee Trustee.
           (Incorporated by reference to Exhibit 4.6 to the
           Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.6        Common Securities Guarantee Agreement by the Registrant.
           (Incorporated by reference to Exhibit 4.7 to the
           Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.7        Form of Preferred Securities. (Included in Exhibit 4.5).
           (Incorporated by reference to Exhibit 4.8 to the
           Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

                                                                           SEQUENTIALLY
 EXHIBIT                                                                     NUMBERED
 NUMBER                            DESCRIPTION                                 PAGE
 -------                           -----------                             ------------
10.1(a)*   Fremont General Corporation Employee Stock Ownership Plan.
           (Incorporated by reference to Exhibit 10.1 to the
           Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.1(b)*   Amendment Number One to the Fremont General Corporation
           Employee Stock Ownership Plan. (Incorporated by reference to
           Exhibit 10.1(b) to the Registrant's Annual Report on Form
           10-K, for the fiscal year ended December 31, 1998,
           Commission File Number 1-8007.)
10.1(c)*   Amendment Number Two to the Fremont General Corporation
           Employee Stock Ownership Plan. (Incorporated by reference to
           Exhibit 10.1(b) to the Registrant's Annual Report on Form
           10-K, for the fiscal year ended December 31, 1997,
           Commission File Number 1-8007.)
10.1(d)*   Amendment Number Three to the Fremont General Corporation
           Employee Stock Ownership Plan. (Incorporated by reference to
           Exhibit 10.1(c) to the Registrant's Quarterly Report on form
           10-Q, for the period ended September 30, 1998, Commission
           File Number 1-8007.)
10.1(e)*   Amendment Number Four to the Fremont General Corporation
           Employee Stock Ownership Plan. (Incorporated by reference to
           Exhibit 10.1(d) to the Registrant's Annual Report on Form
           10-K, for the fiscal year ended December 31, 1998,
           Commission File Number 1-8007.)
10.2*      Restated Trust Agreement for Fremont General Corporation
           Employee Stock Ownership Plan. and amendment (Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File
           Number 1-8007.)
10.3(a)*   Fremont General Corporation and Affiliated Companies
           Investment Incentive Plan. (Incorporated by reference to
           Exhibit 10.3 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number
           1-8007.)
10.3(b)*   Amendments Number One, Two and Three to the Fremont General
           Corporation and Affiliated Companies Investment Incentive
           Plan. (Incorporated by reference to Exhibit 10.3(b) to the
           Registrant's Quarterly Report on form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007.)
10.3(c)*   Amendment Number Four to the Fremont General Corporation and
           Affiliated Companies Investment Incentive Plan.
           (Incorporated by reference to Exhibit 10.3 to the
           Registrant's Annual Report on Form 10-K, for the Fiscal Year
           Ended December 31, 1997, Commission File Number 1-8007.)
10.3(d)*   Amendment Number Five to the Fremont General Corporation and
           Affiliated Companies Investment Incentive Plan.
           (Incorporated by reference to Exhibit 10.3(d) to the
           Registrant's Quarterly Report on form 10-Q, for the period ended September 30, 1998, Commission File Number 1-8007.)
10.4(a)*   Fremont General Corporation Investment Incentive Program
           Trust. (Incorporated by reference to Exhibit (10)(xi) to the
           Registrant's Annual Report on Form 10-K, for the Fiscal Year
           Ended December 31, 1993, Commission File Number 1-8007.)
10.4(b)*   Amendment to the Fremont General Corporation Investment
           Incentive Program Trust. (Incorporated by reference to
           Exhibit 10.4 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number
           1-8007.)

                                                                           SEQUENTIALLY
 EXHIBIT                                                                     NUMBERED
 NUMBER                            DESCRIPTION                                 PAGE
 -------                           -----------                             ------------
10.5(a)*   Fremont General Corporation Supplemental Retirement Plan, as
           restated January 1, 1997. (Incorporated by reference to
           Exhibit 10.5 to the Registrant's Quarterly Report on Form
           10-Q, for the period ended September 30, 1997, Commission
           File Number 1-8007.)
10.5(b)*   Amendment Number One to the Fremont General Corporation
           Supplemental Retirement Plan. (Incorporated by reference to
           Exhibit 10.5 to the Registrant's Quarterly Report on Form
           10-Q, for the period ended March 31, 1998, Commission File
           Number 1-8007.)
10.5(c)*   Amendment Number Two to the Fremont General Corporation
           Supplemental Retirement Plan of the Company. (Incorporated
           by reference to Exhibit 10.5(b) to the Registrant's Annual
           Report on Form 10-K, for the fiscal year ended December 31,
           1998, Commission File Number 1-8007.)
10.6*      Trust Agreement for Fremont General Corporation Supplemental
           Retirement Plan and Fremont General Corporation Senior
           Supplemental Retirement Plan and amendment. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995,
           Commission File Number 1-8007.)
10.7(a)*   Fremont General Corporation Senior Supplemental Retirement
           Plan, as restated January 1, 1997. (Incorporated by
           reference to Exhibit 10.7 to the Registrant's Quarterly
           Report on Form 10-Q, for the period ended September 30,
           1997, Commission File Number 1-8007.)
10.7(b)*   First Amendment to the Fremont General Corporation Senior
           Supplemental. (Incorporated by reference to Exhibit 10.7(b)
           to the Registrant's Annual Report on Form 10-K, for the
           fiscal year ended December 31, 1998, Commission File Number
           1-8007.)
10.8(a)*   Fremont General Corporation Excess Benefit Plan Restated
           effective as of January 1, 1997 and First Amendment dated
           December 21, 1998. (Incorporated by reference to Exhibit
           10.8(a) to the Registrant's Annual Report on Form 10-K, for
           the fiscal year ended December 31, 1998, Commission File
           Number 1-8007.)
10.8(b)*   Amendment to Excess Benefit Plan of Fremont General
           Corporation. (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number
           1-8007.)
10.8(c)*   Trust Agreement for Fremont General Corporation Excess
           Benefit Plan. (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number
           1-8007.)
10.9*      1997 Stock Plan and related agreements. (Incorporated by
           reference to Exhibit 10.10 to Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number
           1-8007.)
10.10*     The 1999 Long Term Incentive Compensation Plan of the
           Company.
10.11*     1995 Restricted Stock Award Plan As Amended and forms of
           agreement thereunder. (Incorporated by reference to Exhibit
           4.1 to Registration Statement on Registrant's Form S-8/S-3
           File 333-17525 which was filed on December 9, 1997.)

                                                                           SEQUENTIALLY
 EXHIBIT                                                                     NUMBERED
 NUMBER                            DESCRIPTION                                 PAGE
 -------                           -----------                             ------------
10.12(a)*  Fremont General Corporation Employee Benefits Trust
           Agreement ("Grantor Trust") dated September 7, 1995 between the Company and Merrill Lynch Trust Company of California.
           (Incorporated by reference to Exhibit 10.12 to the
           Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.12(b)*  November 11, 1999 Amendment to Exhibit A to the Fremont
           General Corporation Employee Benefits Trust ("Grantor
           Trust") dated September 7, 1995 between the Company and
           Merrill Lynch Trust Company of California. (Incorporated by
           reference to Exhibit 10.13 (a) to the Registrant's Quarterly
           Report on Form 10-Q for the period ended September 30, 1999,
           Commission File Number 1-8007.)
10.13(a)*  Employment Agreement between the Company and James A.
           McIntyre dated January 1, 1994. (Incorporated by reference to Exhibit (10)(i) to the Registrant's Quarterly Report on
           Form 10-Q for the period ended March 31, 1994, Commission
           File Number 1-8007.)
10.13(b)*  First Amendment to Employment Agreement between the Company and James A. McIntyre dated August 1, 1996. (Incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly
           Report on Form 10-Q, for the period ended June 30, 1997,
           Commission File Number 1-8007.)
10.13(c)*  Second Amendment to Employment Agreement between the Company and James A. McIntyre dated August 8, 1997. (Incorporated by reference to Exhibit 10.14(c) to the Registrant's Quarterly
           Report on Form 10-Q, for the period ended September 30,
           1997, Commission File Number 1-8007.)
10.14(a)*  Employment Agreement between the Company and Louis J.
           Rampino dated February 8, 1996. (Incorporated by reference to Exhibit 10.14(a) to the Registrant's Annual Report on
           Form 10-K, for the fiscal year ended December 31, 1995,
           Commission File Number 1-8007.)
10.14(b)*  Employment Agreement between the Company and Wayne R. Bailey dated February 8, 1996. (Incorporated by reference to
           Exhibit 10.14 to the Registrant's Annual Report on Form
           10-K, for the fiscal year ended December 31, 1995,
           Commission File Number 1-8007.)
10.15*     Management Continuity Agreement between the Company and
           Raymond G. Meyers dated February 8, 1996. (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995,
           Commission File Number 1-8007.)
10.16*     1999 Management Incentive Compensation Plan of the Company.
           (Incorporated by reference to Exhibit 10.17 to the
           Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

                                                                           SEQUENTIALLY
 EXHIBIT                                                                     NUMBERED
 NUMBER                            DESCRIPTION                                 PAGE
 -------                           -----------                             ------------
10.17      Continuing Compensation Plan for Retired Directors.
           (Incorporated by reference to Exhibit 10.17 to the
           Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.18(a)   Amended and Restated Credit Agreement among Fremont General
           Corporation, Various Lending Institutions, and The Chase
           Manhattan Bank, as Administrative Agent, Dated as of August
           1, 1997 and amended and restated as of June 30, 1999.
           (Incorporated by reference to Exhibit 10.19 to the
           Registrant's Quarterly Report on Form 10-Q for the period
           ended June 30, 1999.)
10.18(b)   First and Second Amendments to Amended and Restated Credit
           Agreement.
10.19      Credit Agreement by and among Merrill Lynch Trust Company of
           California as trustee for the Fremont General Corporation
           Employee Stock Ownership Trust, the Plan Committee on behalf of the Fremont General Corporation Employee Stock Ownership
           Plan, Fremont General Corporation, and First Interstate Bank
           of California dated August 10, 1995. (Incorporated by
           reference to Exhibit (10)(viii) to the Registrant's
           Quarterly Report on Form 10-Q for the period ended September
           30, 1995.)
21         Subsidiaries of the Company.
23         Consent of Ernst & Young LLP Independent Auditors.
27         Financial Data Schedule.

With respect to long-term debt instruments, the Company undertakes to provide copies of such agreements upon request by the Commission.
---------------
* Management or compensatory plans or arrangements.