Form 10-Q
period 2000-03-31
FREMONT GENERAL CORP
filed 2000-05-15
CIK 38984

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                          Shares Outstanding
            Class                                           April 30, 2000
            -----                                         ------------------
Common Stock, $1.00 par value                                 70,007,094

--------------------------------------------------------------------------------

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
Item    1. Financial Statements

              Consolidated Balance Sheets

                March 31, 2000 and December 31, 1999 ...................    3

              Consolidated Statements of Operations

                Three Months Ended March 31, 2000 and 1999 .............    4

              Consolidated Statements of Cash Flows

                Three Months Ended March 31, 2000 and 1999 .............    5

              Notes to Consolidated Financial Statements on
                Form 10-Q ..............................................    6

Item    2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................    9

Item    3. Quantitative and Qualitative Disclosure About
             Market Risk ...............................................   22



                           PART II - OTHER INFORMATION

Items 1-5. Not applicable

Item    6. Exhibits and Reports on Form 8-K ............................   23

Signature ..............................................................   28




                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                 March 31,      December 31,
                                                                                   2000            1999
                                                                                -----------     -----------
                                                                                (Unaudited)
                                                                                   (Thousands of dollars)

Assets
Securities available for sale at fair value:
  Fixed maturity investments (cost: 2000-$1,472,528; 1999-$1,458,721) .......   $ 1,405,948     $ 1,391,229
  Non-redeemable preferred stock (cost: 2000-$402,845; 1999-$407,903) .......       370,165         369,103
                                                                                -----------     -----------
    Total securities available for sale .....................................     1,776,113       1,760,332
Loans receivable ............................................................     3,089,496       3,060,984
Loans held for sale .........................................................       346,814         294,639
Short-term investments ......................................................       385,736         410,457
Residual interests in securitized loans - at fair value .....................        62,230          62,959
Other investments ...........................................................        12,671          35,045
                                                                                -----------     -----------
    Total Investments and Loans .............................................     5,673,060       5,624,416

Cash ........................................................................       173,893          65,102
Accrued investment income ...................................................        39,209          44,244
Premiums receivable and agents' balances ....................................       281,744         265,714
Reinsurance recoverable on paid losses ......................................        27,022          19,822
Reinsurance recoverable on unpaid losses ....................................       932,134       1,049,477
Deferred policy acquisition costs ...........................................        62,200          59,198
Costs in excess of net assets acquired ......................................       156,094         157,927
Deferred income taxes .......................................................       226,463         243,645
Other assets ................................................................       240,191         236,167
Assets held for discontinued operations .....................................       238,550         249,523
                                                                                -----------     -----------

    Total Assets ............................................................   $ 8,050,560     $ 8,015,235
                                                                                ===========     ===========

Liabilities
Claims and policy liabilities:
  Losses and loss adjustment expenses .......................................   $ 2,392,764     $ 2,434,757
  Life insurance benefits and liabilities ...................................       115,030         118,390
  Unearned premiums .........................................................       208,514         180,583
  Dividends to policyholders ................................................        20,397          20,144
                                                                                -----------     -----------
    Total Claims and Policy Liabilities .....................................     2,736,705       2,753,874

Reinsurance premiums payable and funds withheld .............................        34,863          63,806
Other liabilities ...........................................................       244,911         288,017
Thrift deposits .............................................................     3,534,064       3,423,243
Short-term debt .............................................................        28,000          10,000
Long-term debt ..............................................................       424,184         429,185
Liabilities of discontinued operations ......................................       205,036         216,009
                                                                                -----------     -----------
    Total Liabilities .......................................................     7,207,763       7,184,134

Commitments and contingencies

Company-obligated mandatorily redeemable preferred securities of
  subsidiary Trust holding solely Company junior subordinated debentures ....       100,000         100,000

Stockholders' Equity

Common Stock, par value $1 per share - Authorized: 150,000,000 shares;
  issued and outstanding: (2000-70,025,000 and 1999-70,039,000) .............        70,025          70,039
Additional paid-in capital ..................................................       281,847         285,922
Retained earnings ...........................................................       537,543         533,523
Deferred compensation .......................................................       (82,099)        (89,293)
Accumulated other comprehensive loss ........................................       (64,519)        (69,090)
                                                                                -----------     -----------
    Total Stockholders' Equity ..............................................       742,797         731,101
                                                                                -----------     -----------
    Total Liabilities and Stockholders' Equity ..............................   $ 8,050,560     $ 8,015,235
                                                                                ===========     ===========


See notes to consolidated financial statements on Form 10-Q
 .


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                           Three Months Ended
                                                                                 March 31,
                                                                         -----------------------
                                                                            2000          1999
                                                                         ---------     ---------
                                                                          (Thousands of dollars)

 Revenues
 Property and casualty premiums earned ...............................   $ 259,110     $ 170,343
 Loan interest .......................................................      87,335        77,549
 Net investment income ...............................................      41,449        45,320
 Realized investment gains (losses) ..................................        (211)           25
 Other revenue .......................................................       4,954         5,542
                                                                         ---------     ---------
   Total Revenues ....................................................     392,637       298,779

 Expenses
 Losses and loss adjustment expenses .................................     204,362        97,541
 Policy acquisition costs ............................................      58,110        43,122
 Provision for loan losses ...........................................       2,033         4,126
 Other operating costs and expenses ..................................      48,072        45,843
 Dividends to policyholders ..........................................       6,348         6,262
 Interest expense ....................................................      60,164        50,674
                                                                         ---------     ---------
        Total Expenses ...............................................     379,089       247,568
                                                                         ---------     ---------

 Income before taxes .................................................      13,548        51,211
 Income tax expense ..................................................       4,064        16,900
                                                                         ---------     ---------

 Net income ..........................................................   $   9,484     $  34,311
                                                                         =========     =========




 Per Share Data
 Net income:
   Basic .............................................................   $    0.15      $   0.51
   Diluted ...........................................................        0.14          0.49


 Cash dividends ......................................................        0.08          0.08

 Weighted average shares:
   Basic .............................................................      62,120        66,880
   Diluted ...........................................................      68,072        69,821




 See notes to consolidated financial statements on Form 10-Q.


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                -----------------------------
                                                                                   2000              1999
                                                                                ----------       ------------
                                                                                    (Thousands of dollars)

Operating Activities
Net income ..................................................................   $    9,484       $     34,311
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Change in premiums receivable and agents' balances
       and reinsurance recoverable on paid losses ...........................      (23,230)           (10,591)
    Change in accrued investment income .....................................        5,035              4,195
    Change in claims and policy liabilities .................................      111,704            (82,162)
    Amortization of policy acquisition costs ................................       58,110             43,122
    Policy acquisition costs deferred .......................................      (61,112)           (50,788)
    Net change in residual interests in securitized loans ...................          729            (19,563)
    Provision for deferred income taxes .....................................       14,721             19,083
    Provision for loan losses ...............................................        2,033              4,126
    Provision for depreciation and amortization .............................       10,836             10,618
    Net amortization on fixed maturity investments ..........................         (684)            (3,669)
    Realized investment (gains) losses ......................................          211                (25)
    Change in other assets and liabilities ..................................      (79,913)           (39,814)
                                                                                -----------      ------------
        Net Cash Provided by (Used in) Operating Activities .................       47,924            (91,157)

Investing Activities
Securities available for sale:
    Purchases of securities .................................................      (45,962)          (282,923)
    Sales of securities .....................................................      28 ,407            184,860
    Securities matured or called ............................................        9,279            100,950
(Increase) decrease in short-term and other investments .....................       47,095            (63,915)
Loan originations and bulk purchases funded .................................     (821,989)        (1,090,176)
Receipts from repayments of loans and bulk sales of loans ...................      739,269            593,879
Purchase of property and equipment ..........................................       (5,130)            (6,126)
                                                                                -----------      ------------
        Net Cash Used in Investing Activities ...............................      (49,031)          (563,451)

Financing Activities
Proceeds from short-term debt ...............................................       18,000            246,144
Repayments of short-term debt ...............................................            -             (6,967)
Proceeds from long-term debt ................................................            -            435,237
Repayments of long-term debt ................................................       (3,720)          (321,285)
Net increase in thrift deposits .............................................      110,821            303,199
Annuity contract receipts ...................................................           55                 88
Annuity contract withdrawals ................................................      (11,585)            (8,238)
Dividends paid ..............................................................       (5,465)            (5,521)
Net (increase) decrease in deferred compensation plans ......................        1,792             (5,993)
                                                                                ----------       ------------
        Net Cash Provided by Financing Activities ...........................      109,898            636,664
                                                                                ----------       ------------

Increase (Decrease) in Cash .................................................      108,791            (17,944)

Cash at beginning of year ...................................................       65,102             79,875
                                                                                ----------       ------------

Cash at March 31, ...........................................................   $  173,893       $     61,931
                                                                                ==========       ============


See notes to consolidated financial statements on Form 10-Q.


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q

                                   (Unaudited)


NOTE A - Basis of Presentation of Financial Statements

     These statements have been prepared in accordance with generally accepted accounting principles and, accordingly, adjustments (consisting of normal accruals) have been made as management considers necessary for fair presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.


NOTE B - Comprehensive Income

     The components of total comprehensive income are summarized in the following table:

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                 ---------------------
                                                                                  2000          1999
                                                                                --------     --------
                                                                                (Thousands of dollars)

Net income ..................................................................   $  9,484     $ 34,311
Other comprehensive income (loss):
  Net unrealized gains (losses) on investments, net of tax:
    Net change in unrealized gains (losses) during the period, net of deferred income tax expense (benefit) (2000-$2,431
      and 1999-$(5,076)) ....................................................      4,516       (9,427)
    Less: reclassification adjustment, net of tax deferred income
      tax expense (benefit) (2000-$(30) and 1999-$868) ......................         55       (1,611)
                                                                                --------     --------
        Other comprehensive income (loss) ...................................      4,571      (11,038)
                                                                                --------     --------
Total comprehensive income ..................................................   $ 14,055     $ 23,273
                                                                                ========     ========

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

     The following data for the three months ended March 31, 2000 and 1999 provide certain information necessary for reportable segment disclosure, as well as a reconciliation to total consolidated financial information:


                                                                           Three Months Ended
                                                                                March 31,
                                                                         -----------------------
                                                                            2000          1999
                                                                         ---------     ---------
                                                                         (Thousands of dollars)

Revenues
Property and casualty insurance ......................................   $ 295,649     $ 213,827
Financial services ...................................................      95,674        84,641
Unallocated corporate revenue ........................................       1,314           311
                                                                         ---------     ---------
Total ................................................................     392,637       298,779

Intersegment:
Property and casualty insurance ......................................           -           272
Unallocated corporate revenue ........................................       7,746         9,177
                                                                         ---------     ---------
                                                                             7,746         9,449
                                                                         ---------     ---------
Total revenue ........................................................     400,383       308,228

Reconciling items:  intersegment revenues ............................      (7,746)       (9,449)
                                                                         ---------     ---------
Total consolidated ...................................................   $ 392,637     $ 298,779
                                                                         =========     =========

Income (loss) before income taxes
Property and casualty insurance ......................................   $      67     $  42,253
Financial services ...................................................      20,830        16,446
Unallocated corporate loss ...........................................      (7,279)       (6,418)
                                                                         ---------     ---------
Total ................................................................      13,618        52,281

Reconciling items: intercompany dividends ...........................         (70)       (1,070)
                                                                         ---------     ---------
Total consolidated ...................................................   $  13,548     $  51,211
                                                                         =========     =========

 NOTE D - Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999:


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                ---------------------
                                                                                  2000         1999
                                                                                --------     --------
                                                                                (In thousands, except
                                                                                    per share data)

Net income (numerator for basic earnings per share) ........................    $  9,484     $ 34,311
Effect of dilutive securities:
  Liquid Yield Option Notes ("LYONs") ......................................          37           42
                                                                                --------     --------

Income available to common stockholders after assumed
  conversions (numerator for diluted earnings per share) ...................    $  9,521     $ 34,353
                                                                                ========     ========



Weighted-average shares (denominator for basic earnings
  per share) ...............................................................      62,120       66,880

Effect of dilutive securities:
  Restricted stock .........................................................       5,571        2,083
  Stock options ............................................................           -          408
  LYONs ....................................................................         381          450
                                                                                --------     --------
Dilutive potential common shares ...........................................       5,952        2,941
                                                                                --------     --------
Adjusted weighted-average shares and assumed
  conversions (denominator for diluted earnings per share) .................      68,072       69,821
                                                                                ========     ========

Basic earnings per share ...................................................    $   0.15     $   0.51
                                                                                ========     ========

Diluted earnings per share .................................................    $   0.14     $   0.49
                                                                                ========     ========


     For the three months ended March 31, 2000, stock options were excluded as common stock equivalents for the calculation of diluted earnings per share because the options were "out-of-the-money" during the period.

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

RESULTS OF OPERATIONS

     Fremont General Corporation is a nationwide insurance and financial services holding company operating select businesses in niche markets. The property and casualty insurance business of Fremont General Corporation and its subsidiaries ("the Company") includes one of the largest underwriters of workers' compensation insurance in the nation. The Company's financial services business includes commercial and residential real estate lending, syndicated loans and insurance premium financing. The Company's reported assets as of March 31, 2000 were $8.1 billion. Income before taxes for the first quarter ended March 31, 2000 was $13.5 million.

     The Company's business strategy includes achieving income balance and geographic diversity among its business units in order to limit its exposure to market and regional concentrations. The Company's business strategy also includes growing its business through new business development and acquisitions. The Company's stock is traded on the New York Stock Exchange under the symbol "FMT."

     The following table presents information for the first quarter ended March 31, 2000 and 1999 with respect to the Company's primary business segments.

                                                            Three Months Ended
                                                                 March 31,
                                                          -----------------------
                                                            2000           1999
                                                          ---------     ---------
                                                          (Thousands of dollars)

Revenues:
  Property and casualty insurance .....................   $ 295,649     $ 213,827
  Financial services ..................................      95,674        84,641
  Unallocated corporate revenue .......................       1,314           311
                                                          ---------     ---------
    Total .............................................   $ 392,637     $ 298,779
                                                          =========     =========

Income (Loss) Before Taxes:
  Property and casualty insurance .....................   $      67     $  42,253
  Financial services ..................................      20,830        16,446
  Unallocated corporate loss ..........................      (7,349)       (7,488)
                                                          ---------     ---------
    Total .............................................   $  13,548     $  51,211
                                                          =========     =========

     The Company generated revenues of approximately $393 million in the first quarter ended March 31, 2000, as compared to $299 million for the first quarter of 1999. The 31% increase in revenues is due mainly to higher workers' compensation insurance premiums in the property and casualty insurance segment and to higher loan interest in the financial services segment. Higher workers' compensation insurance premiums were achieved primarily from new business development after March 31, 1999 and lower reinsurance costs beginning January 1, 2000. (See "Property and Casualty Insurance Operation - Premiums.") The increase in loan interest revenue is due mainly to an overall increase in loan portfolio yield and to the growth in the average loan portfolio to $3.6 billion in the three months ended March 31, 2000 from $3.4 billion in the same prior year quarter. (See "Financial Services Operation.") Realized investment gains (losses) in the first quarter of 2000 were $(211,000) compared to $25,000 for the first quarter of 1999.

     The Company posted net income of $9.5 million or $0.14 diluted earnings per share for the first quarter ended March 31, 2000 as compared to $34.3 million or $0.49 diluted earnings per share for the first quarter ended March 31, 1999. Income before taxes for the three months ended March 31, 2000 was $13.5 million as compared to $51.2 million for the three months ended March 31, 1999.

     The property and casualty insurance operation, consisting primarily of workers' compensation insurance, posted income before taxes of $67,000 for the first quarter ended March 31, 2000, as compared to $42.3 million for the same quarter of 1999. The significant decrease in income before taxes for the three months ended March 31, 2000 is due primarily to higher loss and loss adjustment expenses ("LAE") incurred as a percent of insurance premiums earned, as well as lower investment income. The higher loss and LAE incurred was due mainly to lower reinsurance recoveries. (See "Property & Casualty Insurance Operation - Premiums" and "-Loss and Loss Adjustment Expense.") Partially offsetting these conditions were lower underwriting expenses due in part to a greater spread of underwriting expenses across a larger premium base. The combined ratio for the three months ended March 31, 2000 was 111.7%, as compared to 96.3% for the same period in 1999.

     The financial services operation posted income before taxes for the first quarter ended March 31, 2000 of $20.8 million, as compared to $16.4 million for the same period in 1999. The increase in income before taxes was due primarily to the growth in the total average loan portfolio and, to a lesser extent, higher gains on residential real estate whole loan sales and higher investment income. Partially offsetting these increases was a decrease in income before taxes due to the Company's sale of its commercial finance subsidiary in December 1999 to The FINOVA Group, Inc. for approximately $708 million in cash including the refinancing and assumption of existing debt. (See "Financial Services Operation.")

     Unallocated corporate revenues during the quarter ended March 31, 2000 consisted primarily of investment income, while unallocated corporate expenses consisted primarily of interest expense and general and administrative expenses. The unallocated corporate loss before taxes for the quarter ended March 31, 2000 was $7.3 million, as compared to $7.5 million for the same period in 1999. The unallocated corporate loss before taxes remained relatively flat due mainly to the offsetting effects of higher interest expense and lower general and administrative expenses in the first quarter of 2000 as compared to the same quarter of the prior year. The increased interest expense is due in part to the effects of an increase in long-term debt and interest rates pursuant to the issuance on March 17, 1999 of $425 million of Senior Notes ("the Senior Notes") in a private placement. The Senior Notes were subsequently exchanged for notes registered under the Securities Act on a Form S-4 Registration Statement effective on May 11, 1999. Net proceeds from the Senior Notes were used to repay all indebtedness outstanding under the Company's revolving line of credit and for general corporate purposes, including working capital. For the quarters ended March 31, 2000 and 1999, the Senior Notes carried interest rates which were higher than the revolving line of credit. (See "Liquidity and Capital Resources.")

     Income tax expense of $4.1 million and $16.9 million for the quarters ended March 31, 2000 and 1999, respectively, represents effective tax rates of 30% and 33%, respectively, on income before taxes of $13.5 million and $51.2 million for the same respective periods. The effective tax rates for both periods presented are lower than the federal enacted tax rate of 35%, due mainly to tax exempt investment income which reduces the Company's taxable income.

PROPERTY AND CASUALTY INSURANCE OPERATION

     The following table presents information for the quarters ended March 31, 2000 and 1999 with respect to the Company's property and casualty insurance operations:


                                                           Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                            2000          1999
                                                         ---------     ---------
                                                          (Thousands of dollars)

Revenues ............................................    $ 295,649     $ 213,827
Expenses ............................................      295,582       171,574
                                                         ---------     ---------
Income Before Taxes .................................    $      67     $  42,253
                                                         =========     =========


     PREMIUMS. Insurance premiums from the Company's property and casualty insurance operations were $259.1 million in the quarter ended March 31, 2000, as compared to $170.3 million for the same quarter in 1999. The increase in premiums is due primarily to the combined effects of an expansion in the Company's premium base since March 31, 1999, lower reinsurance costs beginning January 1, 2000, and premium rate increases which the Company began implementing during the second half of 1999 and accelerated in the first quarter of 2000.

     Using estimated annual premiums on policies in effect at March 31, 2000 and 1999 (referred to as "inforce premiums"), the Company's inforce premiums have grown 16% to $1.029 billion at March 31, 2000 from $885 million at March 31, 1999. This expansion in inforce premiums occurred across all of the Company's national geographic regions. Additionally, the concentration of the Company's inforce premium in California and Illinois experienced a reduction to 57% at March 31, 2000 from 64% at March 31, 1999.

     Beginning January 1, 2000 the Company's reinsurance costs, which are included as a reduction to net premiums earned, were reduced significantly due to the December 31, 1999 expiration of certain low-level reinsurance contracts that had incepted January 1, 1998. Effective for insurance policies incepting after December 31, 1999, the Company's current reinsurance program assumes liability for loss and certain loss adjustment expenses in excess of $1 million per occurrence (the "attachment point") and up to a maximum of $399 million. For insurance policies incepting January 1, 1998 and through December 31, 1999, the attachment point was significantly lower at $50,000 per occurrence due to these now-expired low-level reinsurance contracts. (See "Loss and Loss Adjustment Expense.")

     During the quarter ended March 31, 2000, the Company achieved premium rate increases across all of its national geographic regions. On a weighted average basis, these increases averaged 18.1% on a consolidated basis. These premium rate increases are a continuation of efforts by the Company, which began in the second half of 1999, to further strengthen its premium rate levels. While these actions have resulted in a reduction of new business development in the first quarter of 2000 as compared to the same quarter of 1999, the Company has remained selective in its underwriting. This is evidenced by the fact that the new business written by the Company in the quarters ended March 31, 2000 and 1999 represented only 2.8% and 13.1% of the approximate $2.0 billion and $1.4 billion, respectively, in estimated annual premiums submitted to the Company for underwriting consideration.

     NET INVESTMENT INCOME. Net investment income within the property and casualty insurance operation was $36.5 million in the first quarter ended March 31, 2000, as compared to $43.1 million for the first quarter ended March 31, 1999. Lower invested assets resulting primarily from higher ceded reinsurance costs and claim payments, resulted in lower average invested assets in the first quarter ended March 31, 2000, as compared to the same prior year period.

     LOSS AND LOSS ADJUSTMENT EXPENSE. The property and casualty insurance operation's loss and LAE incurred was $205.6 million for the first quarter ended March 31, 2000, as compared to $97.5 million for the first quarter ended March 31, 1999. In addition, the ratio of these losses and LAE to property and casualty insurance premiums earned ("loss ratio") was 79.3% and 57.3% for the quarters ended March 31, 2000 and 1999, respectively. The loss ratio increased significantly in the three months ended March 31, 2000 due primarily to lower reinsurance recoveries recognized on insurance policies which incepted in 1999 and expire in 2000, as well as lower reinsurance recoveries on insurance policies incepting in 2000.

     Effective for insurance policies incepting January 1, 2000 and after, the Company's reinsurance limits were significantly reduced through the expiration at December 31, 1999 of certain low-level reinsurance contracts. The reinsurance "attachment point" was increased from $50,000 per occurrence prior to January 1, 2000 to $1 million per occurrence January 1, 2000 and after. This change in the Company's reinsurance program has the effect of lowering the level of reinsurance recoveries and thereby increases the Company's net incurred loss and LAE. (See "Premiums.")

     Lower reinsurance recoveries as a percent of net premiums earned ("ceded loss ratio") were also recognized on certain net premiums earned in the first quarter of 2000 related to insurance policies which incepted in 1999 and expire in 2000. These insurance policies continue to be subject to the low-level reinsurance contracts discussed previously and which expired December 31, 1999. These lower ceded loss ratios as compared to the first quarter of 1999 were due primarily to the combined effects of: i) lower estimates of reinsurance recoveries under the low-level reinsurance contracts based on independent actuarial studies performed as of June 30, 1999 and December 31, 1999; and ii) a reduction in the number of low-level reinsurance contracts covering 1999 insurance policy exposure in 2000. This reduction resulted from the Company's settlement of all obligations under a low level reinsurance contract with Reliance Insurance Company. This settlement, executed February 28, 2000, effectively terminated all obligations under the reinsurance contract December 31, 1999. (See "Special Discussion Concerning 1999 Reinsurance Transactions.")

     SPECIAL DISCUSSION CONCERNING 1999 REINSURANCE TRANSACTIONS. In 1999, the Company's property and casualty insurance operation recorded a loss before taxes from continuing operations of $116.2 million. This loss resulted primarily from the combined adverse effect on incurred loss and LAE of a lower than expected level of reinsurance recoverables than had been actuarially predicted at inception, coupled with the Company's recognition of the settlement agreement with Reliance Insurance Company ("Reliance") under a reinsurance treaty that was in effect from January 1, 1998 through December 31, 1999.

     With regard to the lower than expected reinsurance recoverables, in the third and fourth quarters of 1999, the Company lowered its estimate of reinsurance recoverables on unpaid losses for the 1998 and 1999 accident years by approximately $147 million. This decrease was in recognition of a lower than actuarially predicted level of incurred losses ceded under certain reinsurance contracts that were in effect from January 1, 1998 through December 31, 1999. These reinsurance contracts reduced the Company's net loss exposure from a historical retention of $1 million per occurrence to $50,000 per occurrence. Prior to entering into these reinsurance agreements, the Company had estimated its expected gross incurred loss and LAE. Estimates of incurred loss and LAE, net of reinsurance recoveries, were then established utilizing actuarial indications based upon historical experience and other factors considered appropriate to forecast incurred losses to be ceded under these reinsurance agreements. During the third quarter of 1999 and pursuant to its regular review of net incurred loss and LAE estimates, the Company observed a deterioration in these net loss and LAE estimates as compared to the actuarial predictions. To assist the Company in its determination of net loss and LAE reserve estimates, the Company retained outside actuarial consultants who performed an independent actuarial analysis of the Company's net loss and LAE reserves as of June 30, 1999. These actuarial indications were reaffirmed at September 30, 1999 and further re-evaluated by independent outside actuaries at December 31, 1999, which resulted in the Company's recognition of the deterioration in reinsurance recoverables in the third and fourth quarters of 1999. (See "Variability of Operating Results.") While the upward development in the Company's estimates of net loss and LAE reserves during calendar year 1999 was comprised primarily of adjustments to reinsurance recoverables on unpaid losses, the Company has observed for its primary regions during 1999 relative stability in its workers' compensation gross loss and allocated loss adjustment expense ratios derived from the actuarial indications of reserves for loss and allocated loss adjustment expense, gross of reinsurance recoverables.

     Also contributing to the Company's loss before taxes in 1999 was the recognition of $75 million in lower reinsurance recoverables on the 1998 and 1999 accident years pursuant to a settlement agreement entered into February 28, 2000 between the Company and Reliance under a reinsurance contract that was in effect from January 1, 1998 through December 31, 1999. Under the settlement agreement, the Company received approximately $102 million in cash and no longer has any involvement with the Reliance workers' compensation reinsurance programs brokered for Reliance by Unicover Managers, Inc. The Company evaluated the adequacy of the expected cash settlement under the agreement with the assistance of an independent actuarial analysis of the expected losses and allocated loss adjustment expenses to be paid under the Reliance reinsurance contract after December 31, 1999. A range of expected loss payments was estimated and then discounted to a present value basis using investment yields considered appropriate. Based on these indications, the cash settlement is within the range of present values. The $75 million decrease in reinsurance recoverables represents primarily the adjustment necessary to bring the estimated reinsurance recoverables relating to the 1998 and 1999 accident years under the reinsurance contract with Reliance to a present value basis at December 31, 1999.

     The Company's property and casualty insurance operation is required to maintain reserves to cover the Company's ultimate liability for loss and LAE with respect to reported and unreported claims incurred as of the end of each accounting period. The Company regularly reviews its reserving techniques, overall reserve position and reinsurance. In light of present facts and current legal interpretations, management believes that adequate provisions have been made for loss and LAE reserves, net of reinsurance recoverables. These reserves do not represent an exact calculation of liabilities, but instead are estimates involving actuarial projections at a given time of what the ultimate settlement and administration of claims will cost, including estimates of reinsurance recoveries associated with the estimated claims costs. These projections are based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity, and judicial theories of liability, as well as other factors. The establishment of appropriate gross loss and LAE reserves and reinsurance recoverables is an inherently uncertain process and there can be no certainty that currently established gross loss and LAE reserves and reinsurance recoverables will prove to be adequate in light of subsequent actual experience. Subsequent actual experience has resulted, and could result, in net loss and LAE reserves being too high or too low. The Company's future loss and LAE development could require an increase in its gross loss and LAE reserves or a decrease in its reinsurance recoverables from prior periods, which would adversely affect the Company's earnings in future periods.

     POLICY ACQUISITION COSTS AND OTHER OPERATING COSTS AND EXPENSES. The ratio of policy acquisition costs and other operating costs and expenses to insurance premiums is referred to as the expense ratio, which was 29.9% for the quarter ended March 31, 2000, as compared to 35.3% for the same period in 1999. The lower expense ratio for the first quarter ended March 31, 2000 was due primarily to the increase in the premium base in the first quarter of 2000 resulting from increases in new business development after March 31, 1999. (See "Premiums.")

     VARIABILITY OF OPERATING RESULTS. The Company's profitability can be affected significantly by many factors including competition, the severity and frequency of claims, fluctuation in interest rates and the rate of inflation, legislation and regulations, court decisions, the judicial climate and general economic conditions and trends, all of which are outside of the Company's control. In addition, the Company's results may be affected by its ability to assess and integrate successfully the operations of acquired companies, as well as the Company's ability to contain expenses and to implement appropriate technological changes. Any of these factors could contribute to significant variation in the Company's results of operations within the different aspects of its business, or businesses taken as a whole, from quarter to quarter and from year to year. Also, the establishment of appropriate loss and LAE reserves, net of reinsurance recoverables, necessarily involves estimates, and reserve adjustments have caused significant fluctuations in operating results from year to year.

     With respect to the Company's workers' compensation insurance business, changes in economic conditions can lead to reduced premium levels due to lower payrolls as well as increased claims due to the tendency of workers who are laid off to submit workers' compensation insurance claims. Changes in market interest rates can affect the amount of interest income that the Company earns on its investment portfolio, as well as the amount of realized and unrealized gains or losses on specific holdings within the Company's investment portfolio. Legislative and regulatory changes can also cause the operating results of the Company's workers' compensation insurance businesses to vary.

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

     The Company's workers' compensation insurance operations are concentrated in California and Illinois, with 57% of the Company's premium inforce being located in these two states. Because of this concentration, the Company's financial position and results of operations have been and are expected to continue to be influenced by general trends in the respective states' economies, and in particular, the condition of the workers' compensation insurance market within each state. The impact of unfavorable economic conditions, legislation and other trends within these two states may result in greater uncertainty and volatility in the Company's business operations and could adversely affect the results of the Company's operations and its financial condition more than if the Company's premium had been originated with more geographic diversification.

     WORKERS' COMPENSATION REGULATION. The Company's workers' compensation insurance operation has premiums inforce in forty-five states and the District of Columbia. Insurance companies are subject to supervision and regulation by the state insurance authority in each state in which they transact business. Such supervision and regulation relate to the numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of injured workers and policyholders rather than investors or stockholders of an insurer. The Company's multistate insurance operations require, and will continue to require, significant resources of the Company in order to continue to comply with the regulations of each state in which the Company transacts business.

     Illinois began operating under an open rating system in 1982 and California began operating under such a system effective January 1, 1995. Generally, in an open rating system, workers' compensation insurance companies are provided with advisory premium rates (expected losses and expenses) or loss costs (expected losses only) which vary by job classification. Each insurance company sets its base rates to reflect its particular loss experience and operating costs. Although insurance companies are not required to adopt such advisory premium rates, companies in Illinois generally follow such rates. However, insurance companies in California have, since the adoption of an open rating system, generally set their premium rates below such advisory rates. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates that could be charged by an insurance carrier. The repeal of the minimum rate law has resulted in lower premiums and profitability on the Company's California workers' compensation insurance policies due to increased price competition. Beginning in the second half of 1999 and continuing in the first quarter of 2000 however, the Company observed a lessening of price competition in its primary regions of California and Illinois. It is uncertain however, whether the observed lessening in the competitive environment and the Company's ability to increase premium rates will continue.

FINANCIAL SERVICES

     The Company's financial services operations, which are comprised of the results of Fremont General Credit Corporation, are principally engaged in commercial and residential real estate lending, investing in syndicated loans (large commercial loans originated and serviced by other financial institutions) and insurance premium financing. Revenues consist principally of interest income and, to a lesser extent, gains on whole loan sales, fees and other income. Prior to the December 20, 1999 sale of the Company's commercial finance subsidiary, the Company provided commercial finance loans, primarily secured by accounts receivable, inventory, and machinery and equipment, to small and middle market companies on a nationwide basis.

     The following table presents information for the three month periods ended March 31, 2000 and 1999 with respect to the Company's financial services operations:


                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                             2000         1999
                                                           --------     --------
                                                          (Thousands of dollars)

Revenues ...............................................   $ 95,674     $ 84,641
Expenses ...............................................     74,844       68,195
                                                           --------     --------
Income Before Taxes ....................................   $ 20,830     $ 16,446
                                                           ========     ========


     Revenues increased 13% in the quarter ended March 31, 2000, as compared to the same quarter in 1999, due primarily to greater loan interest revenue attributable to a higher loan portfolio yield and to the growth in the total average loan portfolio to $3.6 billion in the quarter ended March 31, 2000 from $3.4 billion in the quarter ended March 31, 1999. Also contributing to the increased revenues were gains on residential real estate whole loan sales of $1.9 million in the first quarter of 2000 as compared to $4,000 in the same prior year quarter. Investment income was also up at $3.6 million versus $1.7 million for the quarters ended March 31, 2000 and 1999, respectively.

     Income before taxes in the financial services operation was $20.8 million for the quarter ended March 31, 2000, as compared to $16.4 million for the same period of 1999. The increase in income before taxes was due to the previously described growth in the total average financial services loan portfolio, an increase in the net yield earned on the loan portfolio, and to a lesser extent, higher gains on residential real estate whole loan sales and higher investment income. Partially offsetting these increases was a decrease in income before taxes due to the previously described sale of the Company's commercial finance subsidiary in December 1999.

     The following table identifies the interest income, interest expense, average interest bearing assets and liabilities, and interest margins for the Company's financial services operations:


                                                                  Three Months Ended March 31,
                                           ---------------------------------------------------------------------------
                                                            2000                                    1999
                                           -------------------------------------   -----------------------------------
                                             Average                     Yield/      Average                    Yield/
                                             Balance       Interest     Cost (1)     Balance       Interest    Cost (1)
                                           -----------     --------     --------   -----------     --------    -------
                                                                 (Thousands of dollars, except percents)

Interest bearing assets (2):
   Commercial real estate loans ........   $ 2,361,277     $ 57,841      9.85%     $ 1,733,562     $ 39,053     9.14%
   Residential real estate loans .......       830,619       19,698      9.54          691,887       16,115     9.45
   Syndicated loans ....................       332,583        7,994      9.67          418,812        8,361     8.10
   Insurance premium finance loans .....        67,906        1,802     10.67           58,591        1,573    10.89
   Commercial finance loans ............             -            -         -          486,086       12,448    10.39
   Investments .........................       232,677        3,591      6.21          210,594        1,944     3.74
                                           -----------     --------                -----------     --------
   Total interest bearing assets .......   $ 3,825,062     $ 90,926      9.56%     $ 3,599,532     $ 79,494     8.96%
                                           ===========     ========                ===========     ========

Interest bearing liabilities:
   Time deposits .......................   $ 2,771,843     $ 39,645      5.75%     $ 1,695,369     $ 22,424     5.36%
   Savings deposits ....................       681,477        8,799      5.19          563,474        6,914     4.98
   Debt with banks
     and other institutions ............         5,088           75      5.93          308,950        4,219     5.54
   Securitization obligation ...........             -            -         -          678,806        9,048     5.41
   Debt from affiliates ................             -            -         -           71,905        1,035     5.84
   Other ...............................         1,808            9      2.00            1,475            7     1.92
                                           -----------     --------                -----------     --------
   Total interest bearing liabilities ..   $ 3,460,216     $ 48,528      5.64%     $ 3,319,979     $ 43,647     5.33%
                                           ===========     ========                ===========     ========

Net interest income ....................                   $ 42,398                                $ 35,847
                                                           ========                                ========
Net interest yield on interest-earning
 assets ...............................                                  4.46%                                  4.04%

---------------------------------------
(1)Annualized
(2)Average loan balances include non-acccrual loan balances


     The margin between the Company's interest income and cost of funds increased in the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999, due primarily to the combined effects of an increase in the net yields on commercial real estate and syndicated loans, offset partially by decreases in the net yields on residential real estate loans, as well as a decrease in net yields resulting from the sale of the Company's commercial finance subsidiary, which experienced net yields in excess of the total consolidated loan portfolio net yield of 4.04% in the first quarter of 1999.

     LOANS RECEIVABLE AND RESERVE ACTIVITY. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:


                                                        March 31,                December 31,
                                                          2000                       1999
                                                 ---------------------      ---------------------
                                                                 % of                        % of
                                                    Amount       Total         Amount       Total
                                                 ------------    -----      ------------    -----
                                                     (Thousands of dollars, except percents)

Term loans:
  Commercial real estate loans ................   $ 2,417,424       77%     $ 2,332,880         75%
  Syndicated loans ............................       344,394       11          322,715         10
  Residential real estate loans ...............       304,900       10          388,297         13
  Insurance premium finance loans .............        73,757        2           64,596          2
                                                  -----------    -----      -----------     ------
    Total term loans ..........................     3,140,475      100        3,108,488        100
                                                  -----------    -----      -----------     ------

Revolving loans:
  Syndicated loans ............................         6,724        -            8,990          -
                                                  -----------    -----      -----------     ------
    Total loans ...............................     3,147,199      100        3,117,478        100
Less allowance for possible loans .............       (57,703)      (2)         (56,494)        (2)
                                                  -----------    -----      -----------     ------
  Loans receivable ............................   $ 3,089,496       98%     $ 3,060,984         98%
                                                  ===========    =====      ===========     ======


     The following table illustrates the maturities of the Company's loans receivable:


                                                            Maturities at March 31, 2000
                                                 ------------------------------------------------------
                                                  1 to 24       25 - 60        Over 60
                                                  Months        Months         Months         Total
                                                -----------    ---------     -----------    ----------
                                                                 (Thousands of dollars)

Term loans -- variable rate .................   $ 1,183,247    $ 703,803     $   657,032    $ 2,544,082
Term loans -- fixed rate ....................       123,611      103,365         369,417        596,393
Revolving loans -- variable rate ............             -        6,274             450          6,724
                                                -----------    ---------     -----------    -----------
            Total ...........................   $ 1,306,858    $ 813,442     $ 1,026,899    $ 3,147,199
                                                ===========    =========     ===========    ===========


     The Company monitors the relationship of fixed and variable rate loans and interest bearing liabilities in order to minimize interest rate risk.

     The Company originates both commercial and residential real estate loans outside of California. The Company seeks portfolio growth outside of California in order to achieve greater geographic diversity in its loan portfolio and thereby lessen the Company's exposure to regional economic conditions. The total amount of commercial and residential real estate loans outstanding on properties located outside of California at March 31, 2000 was $1.1 billion and $377 million, respectively.

     The following table describes the asset classifications, loss experience and reserve reconciliation of the financial services operation as of or for the periods ended as shown below:


                                                                                          March 31,
                                                                                --------------------------
                                                                                   2000          1999 (1)
                                                                                -----------     ----------
                                                                                  (Thousands of dollars,
                                                                                     except percents)

Non-accrual loans ..........................................................    $    43,340     $   29,556
Accrual loans 90 days past due .............................................          1,883          1,133
Real estate owned ("REO") ..................................................          2,667          5,095
                                                                                -----------     ----------
Total non-performing assets ................................................    $    47,890     $   35,784
                                                                                ===========     ==========

Beginning allowance for possible loan losses ...............................    $    56,494     $   56,346
Provision for loan losses ..................................................          2,033          4,126
Reserves established with portfolio acquisitions ...........................              -          2,544
Charge-offs:
  Commercial real estate loans .............................................            595              -
  Residential real estate loans ............................................            191            350
  Syndicated loans .........................................................              -            350
  Insurance premium finance loans ..........................................             55             19
  Commercial finance loans .................................................              -              -
                                                                                -----------     ----------
  Total charge-offs ........................................................            841            719
                                                                                -----------     ----------
Recoveries:
  Commercial real estate loans .............................................              -              -
  Residential real estate loans ............................................             14             19
  Syndicated loans .........................................................              -              -
  Insurance premium finance loans ..........................................              3              9
  Commercial finance loans .................................................              -             13
                                                                                -----------     ----------
  Total recoveries .........................................................             17             41
                                                                                -----------     ----------
Net charge-offs ............................................................            824            678
                                                                                -----------     ----------
Ending allowance for possible loan losses ..................................    $    57,703     $   62,338
                                                                                ===========     ==========


Allocation of allowance for possible loan losses:

  Commercial real estate loans .............................................    $    43,310     $   34,887
  Residential real estate loans ............................................          8,060          9,041
  Syndicated loans .........................................................          5,635          8,466
  Insurance premium finance loans ..........................................            698            457
  Commercial finance loans .................................................              -          9,487
                                                                                -----------     ----------
  Total allowance for possible loan losses .................................    $    57,703     $   62,338
                                                                                ===========     ==========

Total loans receivable .....................................................    $ 3,147,199     $ 3,373,806
Average total loans receivable .............................................      3,592,385       3,388,938
Net charge-offs to average total loans receivable (annualized) .............           0.09%          0.08%
Non-performing assets to total loans receivable ............................           1.52%          1.06%
Allowance for possible loan losses to total loans receivable ...............           1.83%          1.85%
Allowance for possible loan losses to non-performing assets ................         120.49%        174.21%
Allowance for possible loan losses to non-accrual
  loans and accrual loans 90 days past due .................................         127.60%        203.13%

__________________________

(1) Includes  the  Company's  commercial  finance  subsidiary  which was sold in December 31, 1999.

     Although non-performing assets increased to $47.9 million at March 31, 2000 from $35.8 million at March 31, 1999, the non-performing asset level at March 31, 2000 continues to be below industry benchmarks and is not considered unusual by the Company. The Company's net charge-offs to average total loans receivable continues to be low at 0.09% and 0.08% (annualized) for the quarters ended March 31, 2000 and 1999, respectively. Furthermore, this continued low loan loss experience, coupled with flat loan portfolio growth versus significant loan portfolio growth in the quarters ended March 31, 2000 and 1999, respectively, resulted in a lower provision for loan losses in the first quarter of 2000.

     RESIDENTIAL REAL ESTATE LOAN SECURITIZATIONS. The Company's residential real estate operation began a program in 1999 of selling loans through securitization. In the first quarter of 1999, the Company completed one securitization totaling approximately $415 million in residential real estate loans. No securitizations were completed in the first quarter of 2000. At March 31, 2000 and 1999, the Company had approximately $1.25 billion and $415 million, respectively, in residential real estate loans under securitization which are not included in the Company's balance sheet.

     In the Company's securitizations, the Company sells residential real estate loans to a special purpose entity, which is established for the limited purpose of purchasing the loans and issuing interest bearing securities that represent interests in the loans. The securitization is treated as a sale and the loans sold are removed from the Company's balance sheet. The securities issued to third party investors are collateralized by the underlying pool of residential real estate loans. The investors and the special purpose entity have no recourse to the Company for failure of the residential loan borrowers to pay when due. The Company retains a residual interest, which represents the right to receive certain future cash flows which are generally equal to the value of the principal and interest to be collected on the loans in excess of: (i) the principal and interest to be paid on the securities; and (ii) various contractual net servicing fees and other expenses. Most of the Company's residual interests, however, are generally restricted until investors and other expenses have been paid or otherwise are subordinate to investor's interests. Upon completion of the securitization, the Company records its residual interests as an asset on the balance sheet. Gains or losses on a securitization are based on the estimated fair value of the proceeds from the sale, net of related transaction costs and the allocated carrying value of the loans sold. Fair value is determined by computing the net present value of the estimated cash flows retained, using the dates that such cash flows are expected to be released to the Company (the cash-out method), at a discount rate considered commensurate with the risks associated with the cash flows. The amounts and timing of the cash flows are estimated after considering various economic factors and other factors, including prepayment speeds and delinquency, default and loss rates. The outstanding balance of the Company's residual interests at March 31, 2000 was $62 million. Since the value of the residual interests is subject to substantial credit, prepayment, and interest rate risks on the loans sold, the Company has recognized no gain on the residual interests it has retained. This reduces the amounts of gain recognized in the current period. However, income may be recognized in future periods if the Company's original assumptions develop favorably. (See "Variability of Operating Results.")

     VARIABILITY OF OPERATING RESULTS. During periods when economic conditions are unfavorable, the Company's financial services businesses may not be able to originate new loan products or maintain the credit quality of its finance receivables at previously attained levels, both in its portfolio and for those loans that have been securitized. This may result in increased levels of non-performing assets and net credit losses. Changes in market interest rates, or in the relationships between various interest rates could cause the Company's interest margins to be reduced and may result in significant changes in the prepayment patterns of the Company's finance receivables. These risk factors could adversely affect the value of the Company's loans and their related collateral, as well as, the valuation of the residual interests in the Company's securitized loans, both of which could adversely affect the Company's results of operations and financial condition.

     The Company's financial services businesses maintain reserves for credit losses on its portfolio of finance receivables in amounts that the Company believes are sufficient to provide adequate protection against potential losses. The finance receivables that the Company primarily originates, both for its portfolio and for securitization, are generally non-conventional and non-investment grade loans. To mitigate for the somewhat higher potential risk of the lending that the Company is primarily engaged in and for the impact that adverse economic developments could have on the Company's finance receivables, the Company lends primarily on a senior and secured basis and employs a proactive asset management approach. The Company also attempts to carefully evaluate the underlying collateral that secures these loans and to maintain underwriting standards that are designed to effect appropriate loan to collateral valuations and cash flow coverages. Although the Company believes that its consolidated level of reserves is sufficient to cover potential credit losses, these reserves could prove to be inadequate due to unanticipated adverse changes in economic conditions or discrete events that adversely affect specific borrowers, industries or markets. Any of these changes could impair the Company's ability to realize the expected value of the collateral securing certain of its finance receivables or the timing of the realization thereof.

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

     While the Company attempts to diversify its loan origination by geographic region, the Company's geographic concentration of commercial and residential real estate loans in California may subject its loan portfolio and securitized loans to higher rates of delinquencies, defaults and losses in an economic downturn in California than the rates experienced in loan portfolios having greater geographic diversity. At December 31, 1999, approximately half of the Company's commercial and residential real estate loans, both in its portfolio and those loans that have been securitized, were collateralized by properties located in California. Adverse events in California, such as real estate market declines or the occurrence of natural disasters upon property located therein, may have a more significant adverse effect upon the Company's operating results and financial condition than if a higher percentage of its loans were collateralized by properties located outside California.

     The Company's financial services businesses include a Federal Deposit Insurance Corporation ("FDIC") insured thrift and loan subject to supervision and regulation by the California Department of Financial Institutions and the FDIC. Federal and state regulations prescribe certain minimum capital requirements and, while the Company's thrift and loan subsidiary (the "thrift") is currently in compliance with such requirements, in the future the Company could be required to make additional contributions to its thrift in order to maintain compliance with such requirements. Future changes in government regulation and policy could adversely affect the thrift and loan industry, including the Company's thrift. Such changes in regulations and policies may place restrictions on or make changes to the Company's lending business and increase the costs of compliance.

MARKET RISK

     The Company is subject to market risk resulting primarily from fluctuations in interest rates arising from balance sheet financial instruments such as investments, loans and debt. In the property and casualty insurance operations, the greatest interest rate risk exposure occurs where the interest rate of the financial instrument is fixed in nature and there is a difference between the fixed rate of the financial instrument and the market rate. The greatest interest rate risk exposure in the financial services operations occurs when interest rate gaps arise wherein assets are funded with liabilities having different repricing intervals or different market indices to which the instruments' interest rates are tied. Changes in interest rates will affect the Company's net investment income, loan interest, interest expense and total stockholders' equity. The objective of the Company's asset and liability management activities is to provide the highest level of net interest income and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk. The Company has designated its entire investment portfolio as investments that would be available for sale in response to changing market conditions, liquidity requirements, interest rate movements and other investment factors. The Company currently owns no significant derivative financial instruments and, consequently, is not subject to market risk for such off-balance sheet financial instruments. Furthermore, the Company does not have exposure to foreign currency or commodity price risk.

     For additional information regarding market risk, see the discussion set forth under the subheadings "Property and Casualty Insurance Operations Interest Rate Risk," "Financial Services Operations Interest Rate Risk" and "Fremont General Corporation (Parent-only)-Interest Rate Risk" in the corresponding Management's Discussion and Analysis in the Company's 1999 Annual Report on Form 10-K. No material changes in market risk have occurred in the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The property and casualty insurance operation must have cash and liquid assets available to meet its obligations to policyholders in accordance with contractual obligations, in addition to having the funds available to meet ordinary operating costs. The operation has several sources of funds to meet its obligations, including cash flow from operations, recoveries from reinsurance contracts, and investment securities. By statute, the majority of the cash from the operation is required to be invested in investment grade securities to provide protection for policyholders. The Company invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's investment portfolio had an unrealized loss of $99.3 million and $106.3 million at March 31, 2000 and December 31, 1999, respectively.

     The Company's property and casualty insurance subsidiaries are required in certain states to maintain on deposit investments meeting specified standards that have an aggregate market value equal to the Company's workers' compensation loss reserves. At December 31, 1999, the Company had approximately $500 million in cash and investment securities at amortized value that exceeded this requirement.

     The Company's thrift and loan subsidiary finances its lending activities through customer deposits, which have grown to $3.5 billion at March 31, 2000 from $3.42 billion at December 31, 1999. Additionally, beginning in 1999, the Company financed certain of its residential real estate loans through securitization. During 1999, the Company sold approximately $1.41 billion of residential real estate loans in three securitizations. There were no securitizations completed in the first quarter of 2000. The thrift is also eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"), which financing is available at varying rates and terms. As of March 31, 2000, $482 million was available under the facility from the FHLB of which $28 million was outstanding. In October 1999, the thrift established a warehouse financing facility that may be used to finance certain residential real estate loans held for sale through securitization or whole loan sale. The facility permits secured borrowings up to $200 million with a variable interest rate of LIBOR plus 0.375%. As of March 31, 2000, there were no borrowings under this facility. Additionally in 1999, the thrift obtained a line of credit with the Federal Reserve Bank of San Francisco, and at March 31, 2000 had a borrowing capacity of $259 million, with no amounts outstanding.

     As a holding company, Fremont General Corporation ("the holding company") pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, management fees paid by its subsidiaries and dividends paid by its subsidiaries. Stockholders' dividends declared aggregated $5.5 million in each of the quarters ended March 31, 2000 and 1999. Several of the Company's subsidiaries are subject to certain statutory and regulatory restrictions and various agreements, principally loan agreements, that restrict their ability to distribute dividends to the holding company. The holding company expects that during the next few years dividends from its subsidiaries will consist primarily of dividends from its property and casualty insurance subsidiaries. The maximum amount available for payment of dividends by the property and casualty insurance subsidiaries at December 31, 1999 without prior regulatory approval is approximately $56.3 million.

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

     On February 28, 2000, Fremont reached an agreement with one of its reinsurers, Reliance Insurance Company ("Reliance"), to settle all obligations between the Company and Reliance under a contract of reinsurance which was in effect for the period January 1, 1998 through December 31, 1999. Under the terms of the settlement agreement, the Company received approximately $102 million in cash on March 29, 2000 and no longer has any involvement with the Reliance workers' compensation reinsurance programs brokered for Reliance by Unicover Managers, Inc. In recognition of this settlement, the Company recorded a charge to its operating results in the quarter ended December 31, 1999 of approximately $48.8 million after taxes, consisting primarily of the adjustment necessary to bring the estimated unpaid reinsurance recoverables under the reinsurance contract to a present value basis at December 31, 1999. (See "Property and Casualty Insurance Operation.")

     In December 1999, the Company discontinued its commercial finance lending activities through the sale on December 20, 1999 of Fremont Financial Corporation, its commercial finance subsidiary, to FINOVA Capital Corporation, a subsidiary of The FINOVA Group, Inc. for approximately $708 million in cash including the refinancing and assumption of existing debt.

     During 1999, an aggregate $3.7 million principal amount at maturity of Liquid Yield Option (TM) Notes due October 12, 2013 (Zero Coupon-Subordinated) ("LYONs") were converted into 141,000 shares of Fremont General Corporation's common stock. The effect of these conversions was an increase in stockholders' equity and a decrease in long-term debt of $1.7 million. During 1998, an aggregate $21.0 million principal amount at maturity of LYONs were converted into 809,000 shares of Fremont General Corporation's common stock. The effect of the conversions was an increase in stockholders' equity and a decrease in long-term debt of $10 million. There were no conversions of LYONs in the first quarter ended March 31, 2000.

     On March 1, 1996, Fremont General Financing I, a statutory business trust (the "Trust") and consolidated wholly-owned subsidiary of the holding company, sold $100 million of 9% Trust Originated Preferred SecuritiesSM ("the Preferred Securities") in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. The proceeds from the sale of the Preferred Securities were invested in 9% Junior Subordinated Debentures of the holding company ("the Junior Subordinated Debentures"). The $100 million Junior Subordinated Debentures are the sole asset of the Trust. The Preferred Securities will be redeemed upon maturity of the Junior Subordinated Debentures in 2026, subject to the election available to Fremont General Corporation to extend the maturity up to 2045, and they may be redeemed, in whole or in part, at any time on or after March 31, 2001 and under certain specified circumstances. The Junior Subordinated Debentures are subordinate and junior to all senior indebtedness of the holding company. Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by Fremont General Corporation.

     Net cash provided by (used in) operating activities was $47.9 million and $(91.2) million in the quarters ended March 31, 2000 and 1999, respectively. The increase in net cash provided by operating activities was due primarily to an increase in claims and policy liabilities, net of reinsurance recoverables in the first quarter of 2000 versus a decrease in these net liabilities in the first quarter of 1999, and a smaller change in residual interests in securitized loans resulting from the fact that no securitizations were completed in the quarter ended March 31, 2000. (See "Results of Operations - Financial Services - Residential Real Estate Loan Securitizations.") Partially offsetting these increases in cash provided by operating activities was a decrease in net income, an increase in premiums receivable and agents' balances resulting from the growth in the Company's inforce premium, and a decrease in other liabilities, net of other assets.

     The increase in net claims and policy liabilities is due mainly to a reduction in reinsurance recoverables in the first quarter of 2000 as compared to an increase in the first quarter of 1999. The decrease in reinsurance recoverables was due predominately to the combined effects of: i) the settlement of all reinsurance recoverables under a low-level reinsurance contract with Reliance Insurance Company; ii) lower reinsurance recoverables recognized on losses under insurance policies incepting January 1, 2000 or after due to reductions in the reinsurance limits established by the Company; and iii) lower estimates of reinsurance recoverables recognized in the first quarter of 2000 versus the first quarter of 1999 on claims incurred under insurance policies which are subject to the Company's low-level reinsurance contracts that expired December 31, 1999. (See "Results of Operations - Property and Casualty Insurance Operation - Premiums, - Loss and Loss Adjustment Expense, and - Special Discussion Concerning 1999 Reinsurance Transactions.")

     The decrease in other liabilities, net of other assets, was due mainly to a reduction in reinsurance premium payable which resulted from a reduction in reinsurance limits established by the Company for insurance policies incepting January 1, 2000 or after, the settlement of amounts due the Company's discontinued operations' subsidiaries, and to a reduction in federal income tax balances.

     Net cash used in investing activities was $49.0 million and $563.5 million in the quarters ended March 31, 2000 and 1999, respectively. The decrease net cash used in investing activities was due primarily to a reduction in loan originations and bulk purchases funded, net of receipts from repayments of loans and bulk sales of loans, as well as a decrease in short-term and other investments in the first quarter of 2000 versus an increase in such investments in the first quarter of 1999. The decrease in net loan originations is consistent with the Company's flat loan portfolio movement in the first quarter of 2000 as compared to strong loan portfolio growth in the first quarter of 1999. Contributing to the decrease in short-term and other investments was a reduction in the financial services operation's liquidity investment portfolio in the quarter ended March 31, 2000 as compared to an increase to this portfolio in the same prior year quarter, and reductions pursuant to the Company's use of proceeds from the December 1999 sale of the Company's commercial finance subsidiary.

     Net cash provided by financing activities was $109.9 million and $636.7 million in the quarters ended March 31, 2000 and 1999, respectively. The decrease in net cash provided by financing activities was due mainly to the combined effects of: i) a decrease in short-term borrowings, net of repayments, under the thrift's financing facility with the FHLB; ii) a reduction in long-term debt proceeds, net of repayments, which results mainly from the Company's issuance in the first quarter of 1999 of Senior Notes; and iii) a reduction in the growth of time deposits, which is consistent with the previously described flat loan portfolio growth versus strong loan portfolio growth in the quarters ended March 31, 2000 and 1999, respectively.

     The amortized cost of the Company's invested assets was $2.27 billion and $2.31 billion at March 31, 2000 and December 31, 1999, respectively. The modest decrease in invested assets is due to the combined effects of cash requirements within the property and property and casualty insurance operation, reductions in the financial services operation's liquidity investment portfolio, and reductions in short-term investments from the Company's use of proceeds from the sale of its commercial finance subsidiary in December 1999. Partially offsetting these decreases in invested assets was the receipt in March 1999 of approximately $102 million from Reliance Insurance Company in settlement of all obligations under a low-level reinsurance contract which expired December 31, 1999. (See "Results of Operations - Property and Casualty Insurance Operation - Special Discussion 1999 Reinsurance Transactions.")

     The Company's property and casualty premium to surplus ratio for the year ended December 31, 1999 was 1.6 to 1, which is within industry guidelines. The FDIC has established certain capital and liquidity standards for its member institutions, and the Company's thrift was in compliance with these standards as of December 31, 1999.

     The Company believes that its existing cash, revenues from operations and other available sources of liquidity will be sufficient to satisfy its liquidity needs for at least the next twelve months.

IMPACT OF YEAR 2000 READINESS

     In prior years, the Company discussed the nature and progress of its Year 2000 readiness plans. In late 1999, the Company completed its remediation and testing of those systems considered at risk for potential failure from a Year 2000 problem. As a result of its planning and implementation efforts, the Company experienced no significant disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $5 million through December 31, 1999 in connection with remediating its systems, of which approximately $4.5 million was expensed through December 31, 1998. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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


Item 1:        Legal Proceedings.
               None.

Item 2:        Changes in Securities and Use of Proceeds.
               None.

Item 3:        Defaults Upon Senior Securities.
               None.

Item 4:        Submission of Matters to a Vote of Security Holders.
               None.

Item 5:        Other Information.
               None.

Item 6:        Exhibits and Reports on Form 8-K.

    (a) Exhibits.

    Exhibit No.                         Description
    -----------   --------------------------------------------------------------

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

    Exhibit No.                         Description
    -----------   --------------------------------------------------------------

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

      10.7(b)* First Amendment to the Fremont General Corporation Senior Supplemental Retirement Plan. (Incorporated by reference to
                  Exhibit 10.7 (b) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

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

    Exhibit No.                         Description
    -----------   --------------------------------------------------------------


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

      10.10* The 1999 Long Term Incentive Compensation Plan of the Company. (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1999, Commission File Number 1-8007.)

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

    Exhibit No.                         Description
    -----------   --------------------------------------------------------------


      10.16* Management Incentive Compensation Plan of Fremont General Corporation and Affiliated Companies.

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

      10.18(b) First and Second Amendments to Amended and Restated Credit Agreement. (Incorporated by reference to Exhibit 10.18 (b) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1999, Commission File Number 1-8007.)

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

        27        Financial Data Schedule

----------------------------------
* Management or compensatory plans or arrangements.

       With respect to long-term debt instruments, the Company undertakes to provide copies of such agreements upon request by the Commission.

    (b) Reports on Form 8-K filed during the quarterly period ended March 31, 2000:

            A Current Report on Form 8-K dated December 20, 1999, and filed January 3, 2000 reported the completion of the sale of Fremont Financial Corporation, the commercial lending subsidiary of Fremont General Corporation (the "Company"), to The FINOVA Group, Inc. ("FINOVA") .

            The Form 8-K included pro-forma condensed consolidated financial statements of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FREMONT GENERAL CORPORATION



Date:  May 12, 2000                     /s/    LOUIS J. RAMPINO
                                        ----------------------------------------
                                        Louis J. Rampino, President,
                                        Chief Operating Officer and Director






Date:  May 12, 2000                     /s/    JOHN A. DONALDSON
                                        ----------------------------------------
                                        John A. Donaldson, Senior VicePresident,
                                        Controller and Chief Accounting Officer



                                  EXHIBIT INDEX


                                                                                     Sequentially
    Exhibit No.                         Description                                 Numbered Page
    -----------   --------------------------------------------------------------    -------------
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



                                                                                     Sequentially
    Exhibit No.                         Description                                 Numbered Page
    -----------   --------------------------------------------------------------    -------------

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



                                                                                     Sequentially
    Exhibit No.                         Description                                 Numbered Page
    -----------   --------------------------------------------------------------    -------------

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

      10.7(b)*    First  Amendment  to the Fremont  General  Corporation  Senior
                  Supplemental  Retirement  Plan.  (Incorporated by reference to
                  Exhibit  10.7 (b) to the  Registrant's  Annual  Report on Form
                  10-K, for the fiscal year ended December 31, 1998,  Commission
                  File Number 1-8007.)

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


                                                                                     Sequentially
    Exhibit No.                         Description                                 Numbered Page
    -----------   --------------------------------------------------------------    -------------

      10.8(c)*    Trust Agreement for Fremont General Corporation Excess Benefit
                  Plan. (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

      10.9* 1997 Stock Plan and related agreements. (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number
                  1-8007.)

      10.10*      The 1999 Long Term Incentive Compensation Plan of the Company.
                  (Incorporated   by   reference   to   Exhibit   10.10  to  the
                  Registrant's  Annual Report on Form 10-K,  for the fiscal year ended December 31, 1999, Commission File Number 1-8007.)

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


                                                                                     Sequentially
    Exhibit No.                         Description                                 Numbered Page
    -----------   --------------------------------------------------------------    -------------

      10.16*      Management  Incentive  Compensation  Plan of  Fremont  General
                  Corporation and Affiliated Companies.

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

      10.18(b)    First and Second  Amendments  to Amended and  Restated  Credit
                  Agreement. (Incorporated by reference to Exhibit 10.18 (b) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1999, Commission File Number 1-8007.)

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

        27        Financial Data Schedule