Form 10-Q
period 2000-06-30
FREMONT GENERAL CORP
filed 2000-08-14
CIK 38984

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                          Shares Outstanding
            Class                                           July 31, 2000
            -----                                         ------------------
Common Stock, $1.00 par value                                 69,998,094

--------------------------------------------------------------------------------

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
Item    1. Financial Statements

              Consolidated Balance Sheets

                June 30, 2000 and December 31, 1999 ...................    3

              Consolidated Statements of Operations

                Three and Six Months Ended June 30, 2000 and 1999 .....    4

              Consolidated Statements of Cash Flows

                Six Months Ended June 30, 2000 and 1999 ...............    5

              Notes to Consolidated Financial Statements on
                Form 10-Q .............................................    6

Item    2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................  10

Item    3. Quantitative and Qualitative Disclosure About
             Market Risk ...............................................  26



                           PART II - OTHER INFORMATION

Items 1-3. Not applicable

Item    4. Submission of Matters to a Vote of Security Holders .........  27

Item    5. Not applicable

Item    6. Exhibits and Reports on Form 8-K ............................  28

Signatures .............................................................  33

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    2000            1999
                                                                                -----------      -----------
                                                                                (UNAUDITED)
                                                                                   (THOUSANDS OF DOLLARS)

ASSETS
Securities available for sale at fair value:
  Fixed maturity investments (cost: 2000-$1,418,533; 1999-$1,458,721) .......   $ 1,333,910      $ 1,391,229
  Non-redeemable preferred stock (cost: 2000-$402,845; 1999-$407,903) .......       365,279          369,103
                                                                                -----------      -----------
    Total securities available for sale .....................................     1,699,189        1,760,332
Loans receivable ............................................................     3,140,412        3,060,984
Loans held for sale .........................................................       402,269          294,639
Short-term investments ......................................................       462,987          410,457
Residual interests in securitized loans-at fair value .......................        59,564           62,959
Other investments ...........................................................        10,725           35,045
                                                                                -----------     ------------
    TOTAL INVESTMENTS AND LOANS .............................................     5,775,146        5,624,416

Cash ........................................................................        70,647           65,102
Accrued investment income ...................................................        44,674           44,244
Premiums receivable and agents' balances ....................................       284,003          265,714
Reinsurance recoverable on paid losses ......................................        33,814           19,822
Reinsurance recoverable on unpaid losses ....................................       924,282        1,049,477
Deferred policy acquisition costs ...........................................        62,469           59,198
Costs in excess of net assets acquired ......................................       154,147          157,927
Deferred income taxes .......................................................       413,464          243,645
Other assets ................................................................       237,627          236,167
Assets held for discontinued operations .....................................       231,129          249,523
                                                                                -----------      -----------
    TOTAL ASSETS ............................................................   $ 8,231,402      $ 8,015,235
                                                                                ===========      ===========


LIABILITIES
Claims and policy liabilities:
  Losses and loss adjustment expenses .......................................   $ 2,809,261      $ 2,434,757
  Life insurance benefits and liabilities ...................................       100,848          118,390
  Unearned premiums .........................................................       164,085          180,583
  Dividends to policyholders ................................................        38,670           20,144
                                                                                -----------      -----------
    TOTAL CLAIMS AND POLICY LIABILITIES .....................................     3,112,864        2,753,874

Reinsurance premiums payable and funds withheld .............................        30,791           63,806
Other liabilities ...........................................................       276,726          288,017
Thrift deposits .............................................................     3,634,195        3,423,243
Short-term debt .............................................................             -           10,000
Long-term debt ..............................................................       419,128          429,185
Liabilities of discontinued operations ......................................       197,615          216,009
                                                                                -----------      -----------
    TOTAL LIABILITIES .......................................................     7,671,319        7,184,134

Commitments and contingencies

Company-obligated mandatorily redeemable preferred securities of
  subsidiary Trust holding solely Company junior subordinated debentures ....       100,000          100,000

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share-Authorized: 150,000,000 shares;
    issued and outstanding: (2000-69,998,000 and 1999-70,039,000) ...........        69,998           70,039
Additional paid-in capital ..................................................       278,161          285,922
Retained earnings ...........................................................       263,958          533,523
Deferred compensation .......................................................       (72,611)         (89,293)
Accumulated other comprehensive loss ........................................       (79,423)         (69,090)
                                                                                -----------      -----------
    TOTAL STOCKHOLDERS' EQUITY ..............................................       460,083          731,101
                                                                                -----------      -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................   $ 8,231,402      $ 8,015,235
                                                                                ===========      ===========


 See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                                -------------------------     -------------------------
                                                                   2000           1999           2000            1999
                                                                ----------      ---------     ----------      ---------
                                                                                 (THOUSANDS OF DOLLARS)

REVENUES
Property and casualty premiums earned .......................   $  289,575      $ 197,632     $  548,685      $ 367,975
Loan interest ...............................................       91,971         89,053        179,306        168,498
Net investment income .......................................       42,126         43,283         83,575         88,603
Realized investment gains (losses) ..........................          (28)           273           (239)           298
Other revenue ...............................................        4,690          5,870          9,644          9,516
                                                                ----------      ---------     ----------      ---------
     Total Revenues .........................................      428,334        336,111        820,971        634,890

Expenses
Losses and loss adjustment expenses .........................      647,902        118,010        852,264        215,551
Policy acquisition costs ....................................       54,711         45,556        112,821         88,678
Provision for loan losses ...................................        3,372          5,748          5,405          9,874
Other operating costs and expenses ..........................       49,024         48,163         97,096         94,006
Dividends to policyholders ..................................       26,137          6,849         32,485         13,111
Interest expense ............................................       64,793         59,864        124,957        110,538
                                                                ----------      ---------     ----------      ---------
        Total Expenses ......................................      845,939        284,190      1,225,028        531,758
                                                                ----------      ---------     ----------      ---------

Income (loss) before taxes and extraordinary item ...........     (417,605)        51,921       (404,057)       103,132
Income tax expense (benefit) ................................     (147,287)        16,946       (143,223)        33,846
                                                                ----------      ---------     ----------      ---------
Income (loss) from continuing operations ....................     (270,318)        34,975       (260,834)        69,286
Extraordinary item ..........................................        2,245              -          2,245              -
                                                                ----------      ---------     ----------      ---------
Net income (loss) ...........................................   $ (268,073)     $  34,975     $ (258,589)     $  69,286
                                                                ==========      =========     ==========      =========



Per Share Data
Basic:
  Income (loss) from continuing operations ..................   $    (4.29)     $    0.52      $   (4.17)     $    1.03
  Extraordinary item ........................................         0.03              -           0.03              -
  Net income (loss) .........................................        (4.26)          0.52          (4.14)          1.03

Diluted:
  Income (loss) from continuing operations ..................        (4.29)          0.50          (4.17)          0.99
  Extraordinary item ........................................         0.03              -           0.03              -
  Net income (loss) .........................................        (4.26)          0.50          (4.14)          0.99

 Cash dividends .............................................         0.08           0.08           0.16           0.16

Weighted average shares:
  Basic .....................................................       62,939         67,188         62,529         67,035
  Diluted ...................................................       62,939         70,008         62,529         69,906


See notes to consolidated financial statements on Form 10-Q

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    2000              1999
                                                                                ------------      ------------
                                                                                   (THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES
Income (loss) from continuing operations ...................................    $   (260,834)     $     69,286
Adjustments to reconcile income (loss) from continuing
  operations to net cash provided by operating activities:
    Change in premiums receivable and agents' balances
      and reinsurance recoverable on paid losses ...........................         (32,281)          (26,751)
    Change in accrued investment income ....................................            (430)           (6,610)
    Change in claims and policy liabilities ................................         516,473          (169,310)
    Amortization of policy acquisition costs ...............................         112,821            88,678
    Policy acquisition costs deferred ......................................        (116,092)          (99,306)
    Net change in residual interests in securitized loans ..................           3,395           (41,622)
    Provision for deferred income taxes ....................................        (164,255)           45,102
    Provision for loan losses ..............................................           5,405             9,874
    Provision for depreciation and amortization ............................          22,366            20,783
    Net amortization on fixed maturity investments .........................            (871)           (7,498)
    Realized investment (gains) losses .....................................             239              (298)
    Change in other assets and liabilities .................................         (48,659)          (35,569)
                                                                                -------------     ------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..................          37,277          (153,241)

INVESTING ACTIVITIES
Securities available for sale:
  Purchases of securities ..................................................         (71,730)         (391,335)
  Sales of securities ......................................................          82,685           324,296
  Securities matured or called .............................................          34,923           155,475
(Increase) decrease in short-term and other investments ....................         (28,210)           21,303
Loan originations and bulk purchases funded ................................      (1,808,489)       (2,215,434)
Receipts from repayments of loans and bulk sales of loans ..................       1,616,026         1,462,868
Purchase of property and equipment .........................................         (11,757)          (14,179)
                                                                                ------------      ------------
      NET CASH USED IN INVESTING ACTIVITIES ................................        (186,552)         (657,006)

FINANCING ACTIVITIES
Proceeds from short-term debt ..............................................               -            38,322
Repayments of short-term debt ..............................................         (10,000)          (13,217)
Proceeds from long-term debt ...............................................               -           435,237
Repayments of long-term debt ...............................................          (7,734)         (336,285)
Net increase in thrift deposits ............................................         210,952           731,959
Annuity contract receipts ..................................................             273               195
Annuity contract withdrawals ...............................................         (32,561)          (17,805)
Dividends paid .............................................................         (10,979)          (11,072)
Net (increase) decrease in deferred compensation plans .....................           4,869            (4,732)
                                                                                ------------      ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES ............................         154,820           822,602
                                                                                ------------      ------------
INCREASE IN CASH ...........................................................           5,545            12,355

Cash at beginning of year ..................................................          65,102            79,875
                                                                                ------------      ------------

CASH AT JUNE 30, ...........................................................    $     70,647      $     92,230
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


NOTE B - TOTAL COMPREHENSIVE INCOME (LOSS)

     The components of total comprehensive income (loss) are summarized in the following table:

                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              JUNE 30,                     JUNE 30,
                                                                      ------------------------      ------------------------
                                                                         2000           1999           2000           1999
                                                                      ----------      --------      ----------     ---------
                                                                                       (THOUSANDS OF DOLLARS)

Net income (loss) .................................................   $ (268,073)     $ 34,975      $ (258,589)    $  69,286
Other comprehensive income (loss):
  Net unrealized gains (losses) on investments,
    net of tax:
      Net change in unrealized gains (losses)
        during the period, net of deferred income
        tax expense (benefit) .....................................      (16,889)      (40,791)         (9,745)      (47,707)
      Less: reclassification adjustment, net of
        tax deferred income tax expense (benefit) .................        1,985        (2,980)           (588)       (7,102)
                                                                      ----------     ---------      ----------     ---------
           Other comprehensive income (loss) ......................      (14,904)      (43,771)        (10,333)      (54,809)
                                                                      ----------     ---------      ----------     ---------
Total comprehensive income (loss) .................................   $ (282,977)    $  (8,796)     $ (268,922)    $  14,477
                                                                      ==========     =========      ==========     =========

     The net change in unrealized gains (losses) during the period is net of deferred income tax expense (benefit) of $(9,094,000) and $(21,965,000) for the three months ended June 30, 2000 and 1999, respectively and $(5,564,000) and $(25,688,000) for the six months ended June 30, 1999 and 1998, respectively. The reclassification adjustments are net of deferred income tax expense (benefit) of $(1,069,000) and $1,604,000 for the three months ended June 30, 2000 and 1999, respectively and $316,000 and $3,824,000 for the six months ended June 30, 2000 and 1999, respectively. The reclassification adjustments avoid double counting net unrealized gains (losses) included in accumulated other comprehensive income in different periods.


NOTE C - OPERATIONS BY REPORTABLE SEGMENT

     The Company's businesses are managed within two reportable segments: property and casualty insurance and financial services. Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that the Company does not allocate to its segments.

     The following data at and for the three and six months ended June 30, 2000 and 1999 provide certain information necessary for reportable segment disclosure, as well as a reconciliation to total consolidated financial information:

                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
                                                                     ------------------------     ------------------------
                                                                        2000           1999          2000         1999
                                                                     ----------     ---------     ----------     ---------
                                                                                      (THOUSANDS OF DOLLARS)

REVENUES
Property and casualty insurance ..................................   $  326,426     $ 238,824     $  622,075     $ 452,651
Financial services ...............................................      100,745        96,709        196,419       181,350
Unallocated corporate revenue ....................................        1,163           578          2,477           889
                                                                     ----------     ---------     ----------     ---------
Total ............................................................      428,334       336,111        820,971       634,890

Intersegment:
Property and casualty insurance ..................................            -           272              -           544
Unallocated corporate revenue ....................................        2,390         9,809         10,136        18,986
                                                                     ----------     ---------     ----------     ---------
                                                                          2,390        10,081         10,136        19,530
                                                                     ----------     ---------     ----------     ---------
Total revenue ....................................................      430,724       346,192        831,107       654,420

Reconciling items:  intersegment revenues ........................       (2,390)      (10,081)       (10,136)      (19,530)
                                                                     ----------     ---------     ----------     ---------
Total consolidated ...............................................   $  428,334     $ 336,111     $  820,971     $ 634,890
                                                                     ==========     =========     ==========     =========


Income (loss) before taxes and extraordinary item
Property and casualty insurance ..................................   $ (425,833)    $  42,227     $ (425,766)    $  84,480
Financial services ...............................................       23,072        17,222         43,902        33,668
Unallocated corporate loss .......................................      (14,775)       (6,459)       (22,054)      (12,877)
                                                                     ----------     ---------     ----------     ---------
Total ............................................................     (417,536)       52,990       (403,918)      105,271

Reconciling items: intercompany dividends ........................          (69)       (1,069)          (139)       (2,139)
                                                                     ----------     ---------     ----------     ---------
Total consolidated ...............................................   $ (417,605)    $  51,921     $ (404,057)    $ 103,132
                                                                     ==========     =========     ==========     =========

 NOTE D - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share ("EPS") for the three and six months ended June 30, 2000 and 1999:

                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             JUNE 30,                      JUNE 30,
                                                                     ------------------------     -------------------------
                                                                        2000           1999          2000          1999
                                                                     ----------     ---------     ----------     ---------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME (LOSS) FROM CONTINUING OPERATIONS
  (NUMERATOR FOR BASIC EPS) .....................................    $ (270,318)    $  34,975     $ (260,834)    $   69,286
Effect of dilutive securities:
  Liquid Yield Option Notes ("LYONs") ...........................             -            35              -             77
                                                                     ----------     ---------     ----------     ----------
INCOME (LOSS) AFTER ASSUMED CONVERSIONS
  (NUMERATOR FOR DILUTED EPS) ...................................    $ (270,318)    $  35,010     $ (260,834)    $   69,363
                                                                     ==========     =========     ==========     ==========

WEIGHTED-AVERAGE SHARES
  (DENOMINATOR FOR BASIC EPS) ...................................        62,939        67,188         62,529         67,035

Effect of dilutive securities:
  Restricted stock ..............................................             -         2,083              -          2,083
  Stock options .................................................             -           349              -            369
  LYONs .........................................................             -           388              -            419
                                                                     ----------     ---------     ----------   ------------
Dilutive potential common shares ................................             -         2,820              -          2,871
                                                                     ----------     ---------     ----------   ------------
ADJUSTED WEIGHTED-AVERAGE SHARES AND ASSUMED
  CONVERSIONS (DENOMINATOR FOR DILUTED EPS) .....................        62,939        70,008         62,529         69,906
                                                                     ==========     =========     ==========   ============

BASIC EPS FROM CONTINUING OPERATIONS ............................    $    (4.29)    $    0.52     $    (4.17)     $    1.03
                                                                     ==========     =========     ==========   ============


DILUTED EPS FROM CONTINUING OPERATIONS ..........................    $    (4.29)    $    0.50     $    (4.17)     $    0.99
                                                                     ==========     =========     ==========   ============


     For the three and six months ended June 30, 2000, six million dilutive securities were excluded from the calculation of diluted earnings per share because the effects would have been antidilutive.


NOTE E - EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

     In June 2000, the Company purchased $6,300,000 par value of its 7.70% Series B Senior Notes due 2004 ("Senior Notes") at a cost of $2,687,000. This extinguishment of debt resulted in a gain of $2,245,000, net of deferred taxes of $1,368,000, that is reported as an extraordinary item in the accompanying Consolidated Statements of Operations.

NOTE F - SUBSEQUENT EVENTS

REINSURANCE TRANSACTIONS

     In an effort to mitigate the impact on the Company's property and casualty insurance operation of the gross loss and LAE reserve action in the three months ended June 30, 2000, the Company has entered into a letter of intent with XL Capital Ltd ("XL") which includes, among other things, an agreement to establish an adverse development reinsurance agreement between an insurance subsidiary of XL and the Company's workers' compensation insurance subsidiaries. The reinsurance agreement is expected to provide reinsurance coverage for workers' compensation losses occurring in 1999 and prior years.

     The letter of intent also includes an agreement for Fremont General Corporation to issue both common stock warrants and senior non-callable convertible debentures (the "debentures") to XL. The common stock warrants provide XL the option to purchase up to 7 million shares of common stock of Fremont General Corporation at an exercise price not to exceed $5.00 per share. With respect to the debentures, the Company is expected to issue, at XL's discretion, between $15 and $25 million in principal amount of debentures, which will carry a coupon rate of 10%, a maturity of ten years, and be convertible into the common stock of Fremont General Corporation at a price not to exceed $5.00 per share. Final terms of the debentures have yet to be determined by the Company and XL. The transaction was structured by XL Financial Solutions, a division of XL. XL's common stock is traded on the New York Stock Exchange under the symbol "XL."


RATING CHANGE

     On August 10, 2000 A.M. Best changed the rating for the Company's workers' compensation insurance subsidiaries to "B" (Fair). This is a change of two notches from the previous rating of "B++" (Very Good) and resulted from both company specific issues, as well as to A.M. Best's general concerns relating to workers' compensation market conditions in California. A "B" rating is A.M. Best's seventh highest rating category out of fifteen rating categories ranging from "A++" (Superior) to "F" (In Liquidation).

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

RESULTS OF OPERATIONS

     Fremont General Corporation is a nationwide insurance and financial services holding company operating select businesses in niche markets. The property and casualty insurance business of Fremont General Corporation and its subsidiaries ("the Company") includes one of the largest underwriters of workers' compensation insurance in the nation. The Company's financial services business is currently engaged in commercial and residential real estate lending, investments in syndicated loans (large commercial loans originated and serviced by other financial institutions) and insurance premium financing. The Company's reported assets as of June 30, 2000 were $8.2 billion.

     The Company's business strategy is to achieve income balance and geographic diversity among its business units in order to limit its exposure to market and regional concentrations. The Company's business strategy also includes growing its business through new business development. The Company's stock is traded on the New York Stock Exchange under the symbol "FMT."

     The following table presents information for the three and six months ended June 30, 2000 and 1999 with respect to the Company's primary business segments.

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                   JUNE 30,
                                                       ------------------------     ------------------------
                                                          2000          1999          2000           1999
                                                       ----------     ---------     ---------      ---------
                                                                       (THOUSANDS OF DOLLARS)

Revenues:
  Property and casualty insurance ..................   $  326,426     $ 238,824     $  622,075     $ 452,651
  Financial services ...............................      100,745        96,709        196,419       181,350
  Unallocated corporate revenue ....................        1,163           578          2,477           889
                                                       ----------     ---------     ----------     ---------
    Total ..........................................   $  428,334     $ 336,111     $  820,971     $ 634,890
                                                       ==========     =========     ==========     =========

Income (Loss) Before Taxes and
 Extraordinary Item:
  Property and casualty insurance ..................   $ (425,833)    $  42,227     $ (425,766)    $  84,480
  Financial services ...............................       23,072        17,222         43,902        33,668
  Unallocated corporate loss .......................      (14,844)       (7,528)       (22,193)      (15,016)
                                                       ----------     ---------     ----------     ---------
    Total ..........................................   $ (417,605)    $  51,921     $ (404,057)    $ 103,132
                                                       ==========     =========     ==========     =========

     The significant property and casualty insurance segment loss before taxes in the three and six months ended June 30, 2000 is predominantly the result of increases in the Company's gross liability for loss and loss adjustment expenses ("gross loss and LAE reserves") totaling $450 million under workers' compensation insurance policies effective in or prior to 1999. For a discussion concerning the Company's gross loss and LAE reserve actions in the quarter ended June 30, 2000, see "Property and Casualty Insurance Operation - Loss and Loss Adjustment Expense." See also "Subsequent Events" for a discussion of reinsurance actions initiated between the Company and a reinsurer after June 30, 2000. Also contributing to the property and casualty insurance segment loss before taxes in the quarter ended June 30, 2000 is an increase of $20 million in the Company's liability for dividends to policyholders. (See "Property and Casualty Insurance Operations - Dividends to Policyholders.")

     The Company also posted a higher unallocated corporate loss before taxes in the quarter ended June 30, 2000 due mainly to higher interest expense, net of affiliate interest income. (See further discussion following.)

     The Company generated revenues of approximately $428 million and $821 million in the three and six months ended June 30, 2000, respectively, as compared to $336 million and $635 for the same respective periods ended June 30, 1999. The increases in revenues are due mainly to higher workers' compensation insurance premiums in the property and casualty insurance segment and to higher loan interest in the financial services segment. Higher workers' compensation insurance premiums were achieved primarily from the combined effects of: i) new business development after June 30, 1999,
ii) premium rate increases which the Company began implementing during the second half of 1999 and accelerated in the six months ended June 30, 2000, iii) lower reinsurance costs beginning January 1, 2000, and iv) additional premiums earned in the three months ended June 30, 2000 under certain expired retrospectively rated workers' compensation insurance policies. (See "Property and Casualty Insurance Operation - Premiums.") The increase in loan interest revenue is due mainly to an overall increase in loan portfolio yield and to the growth in the average loan portfolio. Excluding the Company's commercial finance subsidiary which was sold in December 1999, the average loan portfolio grew to $3.69 billion and $3.64 billion in the three and six months ended June 30, 2000 from $3.10 billion and $2.86 billion in the same respective prior year periods. (See "Financial Services Operation.") Realized investment gains (losses) in the three and six month periods ended June 30, 2000 were $(28,000) and $(239,000), respectively, as compared to $273,000 and $298,000 for the same respective periods in 1999.

     The Company posted income (loss) from continuing operations of $(270.3) million and $(260.8) million for the three and six months ended June 30, 2000, respectively, as compared to $35.0 million and $69.3 million for the same respective periods in 1999. Net income (loss) for the three and six months ended June 30, 2000 was $(268.1) million or $(4.26) diluted earnings per share and $(258.6) million or $(4.14) diluted earnings per share, respectively, as compared to $35.0 million or $ 0.50 diluted earnings per share and $69.3 million or $ 0.99 diluted earnings per share for the same respective periods of 1999.

     During the three months ended June 30, 2000 the Company purchased $6.3 million principal amount of its publicly traded 7.7% Series B Senior Notes due 2004 ("Senior Notes"), which were originally issued by the Company pursuant to an exchange offer in the second quarter of 1999. (See "Liquidity and Capital Resources.") The cost to the Company was approximately $2.6 million, resulting in an extraordinary gain before taxes of $3.7 million ($2.2 million after taxes). The after-tax gain is reported as an extraordinary item in the accompanying Consolidated Statements of Operations.

     The property and casualty insurance operation, consisting primarily of workers' compensation insurance, posted loss before taxes of $425.8 million for both the three and six month periods ended June 30, 2000, as compared to income before taxes of $42.2 million and $84.5 million for the same respective periods in 1999. The significant loss before taxes in the three and six months ended June 30, 2000 is due primarily to a $450 million increase in the Company's gross loss and LAE reserves under workers' compensation insurance policies effective in or prior to 1999, and to a much lesser extent, an increase of $20 million in the Company's liability for dividends to policyholders. Partially offsetting these losses and expenses were higher premiums resulting from certain expired retrospectively rated workers' compensation insurance policies, and lower reinsurance costs. (See "Property & Casualty Insurance Operation - Premiums", "Loss and Loss Adjustment Expense", and "Dividends to Policyholders.") The combined ratio for the three and six months ended June 30, 2000 was 259.0% and 189.4%, respectively, as compared to 95.7% and 96.0% for the same respective periods in 1999.

     The financial services operation posted income before taxes for the three and six months ended June 30, 2000 of $23.1 million and $43.9 million, respectively, as compared to $17.2 million and $33.7 million for the same respective periods in 1999. The increases in income before taxes was due primarily to the growth in the total average loan portfolio of the Company's thrift and loan subsidiary and, to a lesser extent, higher gains on residential real estate whole loan sales, higher investment income and a lower provision for loan losses. Partially offsetting these increases was a decrease in income before taxes due to the Company's sale of its commercial finance subsidiary in December 1999 to The FINOVA Group, Inc. for approximately $708 million in cash including the refinancing and assumption of existing debt. (See "Financial Services Operation.")

     Unallocated corporate revenues during the three and six month periods ended June 30, 2000 consisted primarily of investment income, while unallocated corporate expenses consisted primarily of interest expense, net of any affiliate interest income, and general and administrative expenses. The unallocated corporate loss before taxes for the three and six months ended June 30, 2000 was $14.8 million and $22.2 million, respectively, as compared to $7.5 million and $15.0 million for the same respective periods in 1999. The unallocated corporate loss before taxes increased significantly in the three and six months ended June 30, 2000 due primarily to lower affiliate interest income from the Company's downstream holding company subsidiaries. The lower affiliate interest income resulted from the Company's conversions on January 1, 2000 and April 1, 2000 of approximately $154 million and $267 million, respectively, in notes receivable due from these subsidiaries to common equity in the subsidiaries, thereby establishing capital contributions to them. The January 1, 2000 conversion transaction affected Fremont General Credit Corporation ("FGCC"), the downstream holding company subsidiary that holds the Company's thrift and loan subsidiary, Fremont Investment & Loan. The April 1, 2000 conversion transaction impacted Fremont Compensation Insurance Group, Inc. ("FCIG"), which is the downstream holding company subsidiary that holds the Company's insurance company subsidiaries. With these debt conversions, beginning January 1, 2000, and to a larger extent April 1, 2000, the Company's unallocated corporate interest expense is, and will continue to be, higher. After these conversions, there is no affiliate debt due from the Company's downstream holding company subsidiaries. (See "Liquidity and Capital Resources.")

     Income tax benefits of $147.3 million and $143.2 million for the three and six months ended June 30, 2000, represents effective tax benefit rates of 35.3% and 35.4%, respectively, on loss before taxes and extraordinary item of $417.6 million and $404.1 million for the same respective periods. The effective tax rates for both periods presented are higher than the federal enacted tax rate of 35%, due mainly to tax exempt investment income which increases the Company's taxable loss, offset partially by higher income tax provisions resulting from state income taxes within the Company's financial services operation. As the Company is currently in a net loss carryover condition, the entire income tax benefit in the six months ended June 30, 2000 has been recognized as a deferred tax asset, which totals $413.5 million at June 30, 2000. In the Company's opinion, the deferred tax assets will be fully realized through future taxable income and no valuation allowance is considered necessary.

PROPERTY AND CASUALTY INSURANCE OPERATION

     The following table presents information for the three and six month periods ended June 30, 2000 and 1999 with respect to the Company's property and casualty insurance operation:

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                       ------------------------     -------------------------
                                                          2000           1999           2000           1999
                                                       ----------     ---------     -----------     ---------
                                                                        (THOUSANDS OF DOLLARS)

Revenues ...........................................   $  326,426     $ 238,824     $   622,075     $ 452,651
Expenses ...........................................      752,259       196,597       1,047,841       368,171
                                                       ----------     ---------     -----------     ---------
Income (Loss) Before Taxes .........................   $ (425,833)    $  42,227     $  (425,766)    $  84,480
                                                       ==========     =========     ===========     =========

     PREMIUMS. Insurance premiums from the Company's property and casualty insurance operations were $289.6 million and $548.7 million in the three and six month periods ended June 30, 2000, as compared to $197.6 million and $368.0 million for the same respective periods in 1999. The increase in premiums is due primarily to the combined effects of: i) an expansion in the Company's premium base through new business development since June 30, 1999, ii) premium rate increases which the Company began implementing during the second half of 1999 and accelerated in the six months ended June 30, 2000, iii) lower reinsurance costs beginning January 1, 2000, and iv) additional premiums earned in the three months ended June 30, 2000 under certain expired retrospectively rated workers' compensation insurance policies.

     Using estimated annual premiums on policies in effect at June 30, 2000 and 1999 (referred to as "inforce premiums"), the Company's inforce premiums have grown 3% to $974.6 million at June 30, 2000 from $942.8 million at June 30,
1999. Additionally, the concentration of the Company's inforce premium in California and Illinois experienced a reduction to 56% at June 30, 2000 from 63% at June 30, 1999.

     During the six months ended June 30, 2000, the Company achieved premium rate increases across all of its national geographic regions. On a weighted average basis, these increases averaged 18.3% on a consolidated basis. These premium rate increases are a continuation of efforts by the Company, which began in the second half of 1999, to further strengthen its premium rate levels. While these actions have resulted in a reduction of new business development in the six months ended June 30, 2000 as compared to the same prior year period, the Company has attempted to be selective in its underwriting. This is evidenced by the fact that the new business written by the Company in the six months ended June 30, 2000 and 1999 represented only 2.8% and 10.7% of the approximate $3.30 billion and $2.57 billion, respectively, in estimated annual premiums submitted to the Company for underwriting consideration. The Company's commitment to strengthening its premium rate levels has also resulted in a reduction in renewal business and contributed to a further reduction in the Company's inforce premiums in July 2000 to $917.9 million.

     Excluding reinsurance actions initiated by the Company after June 30, 2000, beginning January 1, 2000 the Company's reinsurance costs, which are included as a reduction to net premiums earned, were reduced significantly due to the December 31, 1999 expiration of certain low-level reinsurance contracts that had incepted January 1, 1998. (See "Subsequent Events.") Effective for insurance policies incepting after December 31, 1999 and until April 1, 2000, the Company's reinsurance program assumed liability for loss and certain loss adjustment expenses in excess of $1 million per loss occurrence (the "attachment point") and up to a maximum of $399 million. Effective April 1, 2000, the Company purchased additional reinsurance that lowered the attachment point to $250,000 per loss occurrence and thereby increased the maximum reinsured under workers' compensation insurance policies to $399.75 million per loss occurrence. For insurance policies incepting January 1, 1998 and through December 31, 1999, the attachment point was significantly lower at $50,000 per loss occurrence due to these now-expired low-level reinsurance contracts. (See "Loss and Loss Adjustment Expense.")

     During the three months ended June 30, 2000, the Company recorded approximately $44 million in additional premiums under certain expired retrospectively rated workers' compensation insurance policies as a result of additional loss experience under these insurance policies. Fremont Industrial Indemnity Company (formerly Industrial Indemnity Company) ("FIIC"), which the Company acquired in August 1997, originally underwrote the affected insurance policies. These insurance policies expired prior to the Company's acquisition of FIIC and are not characteristic of the Company's current policyholder base, which is comprised mainly of small to medium size employers. Typically, the terms of retrospectively rated insurance policies provide for additional premiums when loss experience under the insurance policy reaches certain levels as specified within the policy. Usually the extent of any additional premiums is subject to a maximum limit as specified within the policy.

     NET INVESTMENT INCOME. Net investment income within the property and casualty insurance operation was $36.7 million and $73.2 million in the three and six months ended June 30, 2000, as compared to $40.1 million and $83.2 million in the same respective periods in 1999. Lower investment income was due mainly to lower average invested assets in the three and six months ended June 30, 2000, as compared to the same prior year periods. The lower average invested assets resulting primarily from higher ceded reinsurance costs in 1999 and claim payments. (See "Subsequent Events.")

     LOSS AND LOSS ADJUSTMENT EXPENSE. The property and casualty insurance operation's loss and LAE incurred was $647.9 million and $852.3 million for the three and six month periods ended June 30, 2000, as compared to $118.0 million and $215.6 million for the three and six month periods ended June 30, 1999. In addition, the ratio of these losses and LAE to property and casualty insurance premiums earned ("loss ratio") was 224.1% and 155.7% for the three and six months ended June 30, 2000, respectively, versus 59.7% and 58.6% for the same respective periods in 1999. The significant increases to loss and LAE incurred in the three and six months ended June 30, 2000 resulted from the combined effects of significant increases in the Company's gross loss and LAE reserves under workers' compensation insurance policies effective in or prior to 1999, and lower reinsurance recoveries in the three and six months ended June 30, 2000.

     In the three months ended June 30, 2000, the Company increased its gross loss and LAE reserves under workers' compensation insurance policies effective in or prior to 1999 by $450 million. The Company's reserve action was determined through an evaluation of several factors, including increased severity trends observed since December 31, 1999 relating to the 1999 and prior accident years, increased variability of actuarial indications, and increased uncertainty within the workers' compensation industry as to the underlying causes and consequent ultimate impact of both increases in claim severity and an acceleration in the payment of claims.

     Of the $450 million total gross loss and LAE reserve increase, $400 million relates to loss and directly allocated loss adjustment expenses ("ALAE"), with the remaining reserve increase of $50 million relating to that portion of the Company's gross LAE reserves that provide for the general and administrative costs of settling estimated claims and which are not allocated to specific claims (referred to generally as "unallocated loss adjustment expense" or "ULAE"). Contributing to the Company's determination to increase its gross loss and ALAE reserves was an observed increase in the gross claim severity trend primarily related to the 1999 accident year and to a lesser extent, 1998 and prior accident years. At December 31, 1999, the Company had observed relative stability in its gross loss and ALAE indications, particularly with regard to accident years prior to 1998, as compared to its observations of reinsurance recoveries. During the three months ended September 30, 1999 and the three months ended December 31, 1999, the Company had recorded significant reductions in its original estimates of reinsurance recoveries. (See "Special Discussion Concerning Reinsurance Transactions and Reserve Adjustments Recognized in 1999" following.) During the six months ended June 30, 2000, the Company observed that the gross severity trend for the 1999 accident year was both higher than that observed for the 1998 accident year, and was emerging at levels higher than what was expected to emerge using the actuarial indications at December 31, 1999. During this same period but to a lesser extent than the 1999 year, the Company observed that the 1998 accident year was also emerging at levels higher than what was actuarially predicted at December 31, 1999.

     Another contributing factor to the Company's gross loss and ALAE reserve actions in the three months ended June 30, 2000 was increased variability observed among the actuarial methods evaluated by the Company at June 30, 2000. In addition to the actuarial indications developed by the Company's retained independent actuaries, the Company reviewed actuarial indications from other independent actuaries and observed variability among the actuarial methods employed and the results derived. Other than as specifically articulated by the actuary, the Company is not able to determine with certainty the specific cause or causes of the observed variability of actuarial indications and has reached its own conclusions based on a review of its internal data base and a subjective evaluation of both internal and external factors.

     The Company also observed that the workers' compensation industry, particularly in California, has experienced significant increases in claim severity on the 1999 accident year and to a lesser extent, the 1998 accident year. These severity increases covered both medical and indemnity costs, and were above levels adjusted for estimated inflation. The frequency of claims, however, has remained stable. The increasing severity on the 1999 accident year, coupled with a continuing industry-wide acceleration in paid losses observed by the Company over the past several years, has resulted in significant increases in the projections of total industry-wide losses and ALAE. While certain factors have been cited as reasons for the industry-wide severity increases and paid loss acceleration, conclusive evidence has not been identified by the Company to either support or refute these findings.

     In addition to the previously discussed gross loss and ALAE reserve increase, the Company strengthened its ULAE reserves by $50 million. Similar to the Company's observations concerning its gross loss and ALAE reserves, the Company observed increased variability among actuarial indications of its ULAE reserves. The Company determined its reserve action after reviewing indications from two independent actuarial reviews, as well as a review of both internal data and available industry information related to claim administration costs.

     Effective for workers' compensation insurance policies incepting January 1, 2000 and after, and until April 1, 2000, the Company's reinsurance limits were significantly reduced through the expiration at December 31, 1999 of certain low-level reinsurance contracts. The reinsurance "attachment point" was increased from $50,000 per loss occurrence prior to January 1, 2000 to $1 million per loss occurrence on January 1, 2000 and after. Effective April 1, 2000, the Company purchased additional reinsurance that lowered the attachment point to $250,000 per loss occurrence. Excluding reinsurance actions initiated by the Company after June 30, 2000, the Company anticipates that these changes in the Company's reinsurance program at January 1, 2000 and April 1, 2000 will have the net effect of lowering the total amount of reinsurance recoveries in calendar year 2000 as compared to calendar year 1999. (See "Subsequent Events.") Lower amounts of reinsurance recoveries have been recognized in the three and six months ended June 30, 2000 as compared to the same prior year periods. (See "Premiums.")

     SPECIAL DISCUSSION CONCERNING REINSURANCE TRANSACTIONS AND RESERVE ADJUSTMENTS RECOGNIZED IN 1999. For the year ended December 31, 1999 and resulting from Company actions taken after June 30, 1999, the Company's property and casualty insurance operation recorded a loss before taxes from continuing operations of $116.2 million. This loss resulted primarily from the combined adverse effect on incurred loss and LAE of a lower than expected level of reinsurance recoverables than had been actuarially predicted at inception, coupled with the Company's recognition of the settlement agreement with Reliance Insurance Company ("Reliance") under a reinsurance contract that was in effect from January 1, 1998 through December 31, 1999.

     With regard to the lower than expected reinsurance recoverables, in the third and fourth quarters of 1999, the Company lowered its estimate of reinsurance recoverables on unpaid losses for the 1998 and 1999 accident years by approximately $147 million. This decrease was in recognition of a lower than actuarially predicted level of incurred losses ceded under certain reinsurance contracts that were in effect from January 1, 1998 through December 31, 1999. These reinsurance contracts reduced the Company's net loss exposure from a historical retention of $1 million per loss occurrence to $50,000 per loss occurrence. Prior to entering into these reinsurance agreements, the Company had estimated its expected gross incurred loss and LAE. Estimates of incurred loss and LAE, net of reinsurance recoveries, were then established utilizing actuarial indications based upon historical experience and other factors considered appropriate to forecast incurred losses to be ceded under these reinsurance agreements. During the third quarter of 1999 and pursuant to its regular review of net incurred loss and LAE estimates, the Company observed a deterioration in these net loss and LAE estimates as compared to the actuarial predictions. To assist the Company in its determination of net loss and LAE reserve estimates, the Company retained outside actuarial consultants who performed an independent actuarial analysis of the Company's net loss and LAE reserves as of June 30, 1999. These actuarial indications were reaffirmed at September 30, 1999 and further re-evaluated by independent outside actuaries at December 31, 1999, which resulted in the Company's recognition of the deterioration in reinsurance recoverables in the third and fourth quarters of 1999. (See "Variability of Operating Results.")

     Also contributing to the Company's loss before taxes in 1999 was the recognition of $75 million in lower reinsurance recoverables on the 1998 and 1999 accident years pursuant to a settlement agreement entered into February 28, 2000 between the Company and Reliance under a reinsurance contract that was in effect from January 1, 1998 through December 31, 1999. Under the settlement agreement, the Company received approximately $102 million in cash and no longer has any involvement with the Reliance workers' compensation reinsurance programs brokered for Reliance by Unicover Managers, Inc. The Company evaluated the adequacy of the expected cash settlement under the agreement with the assistance of an independent actuarial analysis of the expected losses and loss adjustment expenses to be paid under the Reliance reinsurance contract after December 31, 1999. A range of expected loss payments was estimated and then discounted to a present value basis using investment yields considered appropriate. Based on these indications, the cash settlement is within the range of present values. The $75 million decrease in reinsurance recoverables represents primarily the adjustment necessary to bring the estimated reinsurance recoverables relating to the 1998 and 1999 accident years under the reinsurance contract with Reliance to a present value basis at December 31, 1999.

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

     POLICY ACQUISITION COSTS AND OTHER OPERATING COSTS AND EXPENSES. The ratio of policy acquisition costs and other operating costs and expenses to insurance premiums is referred to as the expense ratio. The Company's expense ratio was 25.9% and 27.8% for the three and six months ended June 30, 2000, as compared to 32.5% and 33.8% for the same respective periods in 1999. The decrease in the expense ratio in the three and six month periods ended June 30, 2000 is due mainly to increases in the premium base resulting from both lower reinsurance premiums ceded beginning January 1, 2000, and additional premiums earned in the three months ended June 30, 2000 under certain expired retrospectively rated workers' compensation insurance policies. (See "Premiums.")

     DIVIDENDS TO POLICYHOLDERS. The Company's policyholder dividend ratio was 9.0% and 5.9% for the three and six months ended June 30, 2000, respectively, as compared to 3.5% and 3.6% for the same respective periods in 1999. The significant increase in the policyholder dividend ratio in the three and six month periods ended June 30, 2000 is due mainly to a non-recurring adjustment of $20 million to increase the Company's liability for dividends to policyholders ("PHD"). The increase in the Company's PHD liability relates to workers' compensation insurance policies that are "participating", which obligates the Company to consider the payment of dividends. Although the substantial majority of the Company's workers' compensation insurance policies within its primary regions of California and Illinois are written as "non-participating" and thereby do not obligate the Company to consider the payment of dividends, the Company does write "participating" business in other states. During the three months ended June 30, 2000 and primarily for those participating insurance policies written by the Company in its midwest and eastern regions, the Company refined its model used in estimating its ultimate PHD liability. The majority of the Company's participating insurance policies are written in its midwest and eastern regions. As a result of this refinement, the Company determined that the loss experience under these participating insurance policies was lower than previously estimated, thereby resulting in an increase in PHD liability.

     VARIABILITY OF OPERATING RESULTS. The Company's profitability can be affected significantly by many factors including competition, the severity and frequency of claims, fluctuation in interest rates and the rate of inflation, legislation and regulations, court decisions, the judicial and regulatory climate and general economic conditions and trends, all of which are outside of the Company's control. In addition, the Company's results may be affected by its ability to assess and integrate successfully the operations of acquired companies, as well as the Company's ability to contain expenses and to implement appropriate technological changes. Any of these factors could contribute to significant variation in the Company's results of operations within the different aspects of its business, or businesses taken as a whole, from quarter to quarter and from year to year. Also, the establishment of appropriate loss and LAE reserves, net of reinsurance recoverables, necessarily involves estimates, and reserve adjustments have caused significant fluctuations in operating results from year to year.

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

     The Company's workers' compensation insurance operations are concentrated in California and Illinois, with approximately 56% of the Company's premium inforce being located in these two states as of June 30, 2000. Because of this concentration, the Company's financial position and results of operations have been and are expected to continue to be influenced by general trends in the respective states' economies, and in particular, the condition of the workers' compensation insurance market within each state. The impact of unfavorable economic conditions, legislation, regulatory restriction and supervision, and other trends within these two states may result in greater uncertainty and volatility in the Company's business operations and could adversely affect the results of the Company's operations and its financial condition more than if the Company's premium had been originated with more geographic diversification.

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

FINANCIAL SERVICES OPERATION

     The Company's financial services operations, which are comprised of the results of Fremont General Credit Corporation, are principally engaged in commercial and residential real estate lending, investing in syndicated loans and insurance premium financing. Revenues consist principally of interest income and, to a lesser extent, gains on whole loan sales, fees and other income. Prior to the December 20, 1999 sale of the Company's commercial finance subsidiary, the Company provided commercial finance loans, primarily secured by accounts receivable, inventory, and machinery and equipment, to small and middle market companies on a nationwide basis.

     The following table presents information for the three and six month periods ended June 30, 2000 and 1999 with respect to the Company's financial services operations:

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                       ------------------------     -------------------------
                                                          2000           1999           2000           1999
                                                       ----------     ---------     -----------     ---------
                                                                        (THOUSANDS OF DOLLARS)

Revenues ...........................................   $  100,745     $  96,709     $   196,419     $ 181,350
Expenses ...........................................       77,673        79,487         152,517       147,682
                                                       ----------     ---------     -----------     ---------
Income (Loss) Before Taxes .........................   $   23,072     $  17,222     $    43,902     $  33,668
                                                       ==========     =========     ===========     =========

     Revenues increased 4.2% and 8.3% in the three and six month periods ended June 30, 2000, respectively, as compared to the same respective periods in 1999, due primarily to greater loan interest revenue attributable to a higher loan portfolio yield and to the growth in the total average loan portfolio of the Company's thrift and loan subsidiary, Fremont Investment & Loan (the "thrift"). Excluding the Company's commercial finance subsidiary which was sold in December 1999, the average loan portfolio grew to $3.69 billion and $3.64 billion in the three and six months ended June 30, 2000 from $3.10 billion and $2.86 billion in the same respective prior year periods. Also contributing to the increased revenues were gains on residential real estate whole loan sales of $2.9 million and $4.9 million in the three and six months ended June 30, 2000 as compared to $623,000 and $627,000 in the same respective prior year periods. Investment income increased to $4.3 million and $7.9 million versus $2.8 million and $4.5 million for the three and six months ended June 30, 2000 and 1999, respectively.

     Income before taxes in the financial services operation was $23.1 million and $43.9 million for the three and six month periods ended June 30, 2000, as compared to $17.2 million and $33.7 million for the same respective periods of 1999. The increase in income before taxes was due to the previously described growth in the thrift's total average financial services loan portfolio, an increase in the net yield earned on the loan portfolio, higher gains on residential real estate whole loan sales, higher investment income, and a lower provision for loan losses. Partially offsetting these increases was a decrease in income before taxes due to the previously described sale of the Company's commercial finance subsidiary in December 1999.

     The following table identifies the interest income, interest expense, average interest bearing assets and liabilities, and interest margins for the Company's financial services operations:

                                                                       SIX MONTHS ENDED JUNE 30,
                                            -------------------------------------------------------------------------------
                                                            2000                                         1999
                                            ------------------------------------       ------------------------------------
                                              AVERAGE                     YIELD/           AVERAGE                   YIELD/
                                              BALANCE        INTEREST     COST(1)          BALANCE      INTEREST     COST(1)
                                            -----------     ---------     ------        -----------    ---------     ------
                                                                (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest bearing assets(2):
  Commercial real estate loans ..........   $ 2,437,521     $ 120,917       9.98%        $ 1,889,685    $  84,779       9.05%
  Residential real estate loans(3) ......       788,548        38,000       9.69             728,270       33,500       9.28
  Syndicated loans ......................       342,174        16,481       9.69             448,197       19,857       8.93
  Insurance premium finance loans .......        72,097         3,908      10.90              58,714        3,106      10.67
  Commercial finance loans ..............             -             -          -             511,100       27,256      10.75
  Investments ...........................       245,717         7,880       6.45             212,090        4,501       4.28
                                            -----------     ---------                    -----------    ---------
    Total interest bearing assets .......   $ 3,886,057     $ 187,186       9.69%        $ 3,848,056    $ 172,999       9.07%
                                            ===========     =========                    ===========    =========

Interest bearing liabilities:
  Time deposits .........................   $ 2,840,573     $  82,495       5.84%        $ 1,858,825    $  48,975       5.31%
  Savings deposits ......................       676,585        18,181       5.40             604,942       14,865       4.96
  Securitization obligation .............             -             -          -             644,412       17,071       5.34
  Debt with banks and
   other institutions ...................         6,621           207       6.29             325,204        8,808       5.46
  Debt from affiliates ..................             -             -          -              96,932        2,807       5.84
  Other .................................         1,933            19       1.98              42,730        1,224       5.78
                                            -----------     ---------                     -----------    ---------
    Total interest bearing
      liabilities .......................   $ 3,525,712     $ 100,902       5.76%        $ 3,573,045    $  93,750       5.29%
                                            ===========     =========                    ===========    =========

Net interest income .....................                   $  86,284                                   $  79,249
                                                            =========                                   =========
Net interest yield on
  interest-earning assets ...............                                   4.47%                                       4.15%

(1)  Annualized
(2)  Average loan balances include non-acccrual loan balances
(3)  Includes loans held for sale

     The margin between the Company's interest income and cost of funds increased in the six months ended June 30, 2000 as compared to the same period of 1999, due primarily to the combined effects of an increase in the net yields on commercial real estate and syndicated loans, as well as a decrease in net yields resulting from the sale of the Company's commercial finance subsidiary, which had experienced net yields in excess of the total consolidated loan portfolio net yield of 4.15% in the six month period ended June 30, 1999.

     LOANS RECEIVABLE AND RESERVE ACTIVITY. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:

                                                       JUNE 30,                      DECEMBER 31,
                                                        2000                            1999
                                               ---------------------           ---------------------
                                                               % OF                            % OF
                                                   AMOUNT      TOTAL             AMOUNT        TOTAL
                                                -----------    -----           -----------     -----
                                                      (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Term loans:
   Commercial real estate loans .............   $ 2,617,202       82%          $ 2,332,880        75%
   Syndicated loans .........................       341,534       11               322,715        10
   Residential real estate loans ............       151,500        5               388,297        13
   Insurance premium finance loans ..........        83,083        2                64,596         2
                                                -----------    ------          -----------     -----
    Total term loans ........................     3,193,319      100             3,108,488       100
                                                -----------    ------          -----------     -----

Revolving loans:
  Syndicated loans ..........................         6,667         -                8,990         -
                                                -----------    ------          -----------     -----
    Total loans .............................     3,199,986       100            3,117,478       100
Less allowance for possible loans ...........       (59,574)       (2)             (56,494)       (2)
                                                -----------    ------          -----------    ------
    Loans receivable ........................   $ 3,140,412        98%         $ 3,060,984        98%
                                                ===========    ======          ===========    ======

     The following table illustrates the maturities of the Company's loans receivable:

                                                                    MATURITIES AT JUNE 30, 2000
                                                       -------------------------------------------------------
                                                         1 TO 24        25 - 60       OVER 60
                                                          MONTHS         MONTHS        MONTHS         TOTAL
                                                       -----------     ---------     ---------     -----------
                                                                         (THOUSANDS OF DOLLARS)

Term loans - variable rate .........................   $ 1,284,357     $ 838,453     $ 494,493     $ 2,617,303
Term loans - fixed rate ............................       132,651        97,105       346,260         576,016
Revolving loans - variable rate ....................             -         6,611            56           6,667
                                                       -----------     ---------     ---------     -----------
              Total ................................   $ 1,417,008     $ 942,169     $ 840,809     $ 3,199,986
                                                       ===========     =========     =========     ===========


     The Company monitors the relationship of fixed and variable rate loans and interest bearing liabilities in order to minimize interest rate risk.

     The Company originates both commercial and residential real estate loans outside of California. The Company seeks portfolio growth outside of California in order to achieve greater geographic diversity in its loan portfolio and thereby lessen the Company's exposure to regional economic conditions. The total amount of commercial and residential real estate loans outstanding on properties located outside of California at June 30, 2000, including loans held for sale, was $1.2 billion and $327 million, respectively.

     The following table describes the asset classifications, loss experience and reserve reconciliation of the financial services operation as of or for the six month periods ended as shown below:

                                                                                         JUNE 30,
                                                                                ---------------------------
                                                                                    2000          1999(1)
                                                                                -----------    ------------
                                                                                   (THOUSANDS OF DOLLARS,
                                                                                      EXCEPT PERCENTS)

Non-accrual loans ..........................................................    $    41,569    $     27,526
Accrual loans 90 days past due .............................................          3,182           2,767
Real estate owned ("REO") ..................................................          2,965           8,297
                                                                                -----------    ------------
Total non-performing assets ................................................    $    47,716    $     38,590
                                                                                ===========    ============

Beginning allowance for possible loan losses ...............................    $    56,494        $ 56,346
Provision for loan losses ..................................................          5,405           9,874
Reserves established with portfolio acquisitions ...........................              -           2,010
Charge-offs:
  Commercial real estate loans .............................................          1,763             520
  Residential real estate loans ............................................            598             601
  Syndicated loans .........................................................              -             950
  Insurance premium finance loans ..........................................             77              31
  Commercial finance loans .................................................              -             125
                                                                                -----------    ------------
    Total charge-offs ......................................................          2,438           2,227
                                                                                -----------    ------------
Recoveries:
  Commercial real estate loans .............................................             43              27
  Residential real estate loans ............................................             57              38
  Syndicated loans .........................................................              -               -
  Insurance premium finance loans ..........................................             13              11
  Commercial finance loans .................................................              -              13
                                                                                -----------    ------------
    Total recoveries .......................................................            113              89
                                                                                -----------    -------------
Net charge-offs ............................................................          2,325           2,138
                                                                                -----------    ------------
Ending allowance for possible loan losses ..................................    $    59,574    $     66,092
                                                                                ===========    ============


Allocation of allowance for possible loan losses:
  Commercial real estate loans .............................................    $    48,764     $    38,691
  Residential real estate loans ............................................          4,392           7,577
  Syndicated loans .........................................................          5,573           8,409
  Insurance premium finance loans ..........................................            845             481
  Commercial finance loans .................................................              -          10,934
                                                                                -----------     -----------
    Total allowance for possible loan losses ...............................    $    59,574     $    66,092
                                                                                ===========     ===========

Total loans receivable .....................................................    $ 3,199,986     $ 3,583,517
Average total loans receivable .............................................      3,640,340       3,635,966
Net charge-offs to average total loans receivable (annualized) .............           0.13%           0.12%
Non-performing assets to total loans receivable ............................           1.49%           1.08%
Allowance for possible loan losses to total loans receivable ...............           1.86%           1.84%
Allowance for possible loan losses to non-performing assets ................         124.85%         171.27%
Allowance for possible loan losses to non-accrual
   loans and accrual loans 90 days past due ................................         133.12%         218.18%


(1) Includes the Company's commercial finance subsidiary which was sold in December 31, 1999.

     Although non-performing assets increased to $47.7 million at June 30, 2000 from $38.6 million at June 30, 1999, the non-performing asset level at June 30, 2000 continues to be below industry benchmarks and is not considered unusual by the Company. The Company's net charge-offs to average total loans receivable continues to be low at 0.13% and 0.12% (annualized) for the six months ended June 30, 2000 and 1999, respectively. Furthermore, this continued low loan loss experience, coupled with modest loan portfolio growth versus significant loan portfolio growth in the six months ended June 30, 2000 and 1999, respectively, resulted in a lower provision for loan losses in the six months ended June 30, 2000.

     RESIDENTIAL REAL ESTATE LOAN SECURITIZATIONS. The Company's residential real estate operation began a program in 1999 of selling loans through securitization. In the six months ended June 30, 1999, the Company completed two securitizations totaling approximately $910 million in residential real estate loans. No securitizations were completed in the six months ended June 30, 2000. At June 30, 2000 and 1999, the Company had approximately $1.18 billion (three securitizations) and $890 million (two securitizations), respectively, in residential real estate loans under securitization which are not included in the Company's balance sheet.

     In the Company's securitizations, the Company sells residential real estate loans to a special purpose entity, which is established for the limited purpose of purchasing the loans and issuing interest bearing securities that represent interests in the loans. The securitization is treated as a sale and the loans sold are removed from the Company's balance sheet. The securities issued to third party investors are collateralized by the underlying pool of residential real estate loans. The investors and the special purpose entity have no recourse to the Company for failure of the residential loan borrowers to pay when due. The Company retains a residual interest, which represents the right to receive certain future cash flows which are generally equal to the value of the principal and interest to be collected on the loans in excess of: (i) the principal and interest to be paid on the securities; and (ii) various contractual net servicing fees and other expenses. Most of the Company's residual interests, however, are generally restricted until investors and other expenses have been paid or otherwise are subordinate to investor's interests. Upon completion of the securitization, the Company records its residual interests as an asset on the balance sheet. Gains or losses on a securitization are based on the estimated fair value of the proceeds from the sale, net of related transaction costs and the allocated carrying value of the loans sold. Fair value is determined by computing the net present value of the estimated cash flows retained, using the dates that such cash flows are expected to be released to the Company (the cash-out method), at a discount rate considered commensurate with the risks associated with the cash flows. The amounts and timing of the cash flows are estimated after considering various economic factors and other factors, including prepayment speeds and delinquency, default and loss rates. The outstanding balance of the Company's residual interests at June 30, 2000 was $60 million. Since the value of the residual interests is subject to substantial credit, prepayment, and interest rate risks on the loans sold, the Company recognized no gain on the residual interests it retained. However, income may be recognized in future periods if the credit, prepayment, and interest rate risk factors develop more favorably than the Company's original assumptions. (See "Variability of Operating Results.")

     VARIABILITY OF OPERATING RESULTS. During periods when economic conditions are unfavorable, the Company's financial services businesses may not be able to originate new loan products or maintain the credit quality of its finance receivables at previously attained levels, both in its portfolio and for those loans that have been securitized. This may result in increased levels of non-performing assets and net credit losses. Changes in market interest rates, or in the relationships between various interest rates could cause the Company's interest margins to be reduced and may result in significant changes in the prepayment patterns of the Company's finance receivables. These risk factors could adversely affect the value of the Company's loans and their related collateral, as well as, the valuation of the residual interests in the Company's securitized loans, both of which could adversely affect the Company's results of operations and financial condition. For example, the Company has recognized in the three months ended June 30, 2000 $1.4 million in losses associated with a reduction in the valuation of its residual interests in securitized loans.

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

     While the Company attempts to diversify its loan origination by geographic region, the Company's geographic concentration of commercial and residential real estate loans in California may subject its loan portfolio and securitized loans to higher rates of delinquencies, defaults and losses in an economic downturn in California than the rates experienced in loan portfolios having greater geographic diversity. At June 30, 2000, approximately half of the Company's commercial and residential real estate loans, both in its portfolio and those loans that have been securitized, were collateralized by properties located in California. Adverse events in California, such as real estate market declines or the occurrence of natural disasters upon property located therein, may have a more significant adverse effect upon the Company's operating results and financial condition than if a higher percentage of its loans were collateralized by properties located outside California.

     The Company's primary financial services business is a Federal Deposit Insurance Corporation ("FDIC") insured thrift and loan subject to supervision and regulation by the California Department of Financial Institutions and the FDIC. Federal and state regulations prescribe certain minimum capital requirements and, while the Company's thrift is currently in compliance with such requirements, in the future the Company could be required to make additional contributions to its thrift in order to maintain compliance with such requirements. Future changes in government regulation and policy could adversely affect the thrift and loan industry, including the Company's thrift. Such changes in regulations and policies may place restrictions on or make changes to the Company's lending business and increase the costs of compliance.

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

     For additional information regarding market risk, see the discussion set forth under the subheadings "Property and Casualty Insurance Operations Interest Rate Risk," "Financial Services Operations Interest Rate Risk" and "Fremont General Corporation (Parent-only)-Interest Rate Risk" in Management's Discussion and Analysis in the Company's 1999 Annual Report on Form 10-K. No material changes in market risk have occurred in the quarter ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The property and casualty insurance operation must have cash and liquid assets available to meet its obligations to policyholders in accordance with contractual obligations, in addition to having the funds available to meet ordinary operating costs. The operation has several sources of funds to meet its obligations, including cash flow from operations, recoveries from reinsurance contracts, and investment securities. By statute, the majority of the cash from the operation is required to be invested in investment grade securities to provide protection for policyholders. The Company invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's investment portfolio had an unrealized loss before tax of $122.2 million and $106.3 million at June 30, 2000 and December 31, 1999, respectively.

     The Company's property and casualty insurance subsidiaries are required in certain states to maintain on deposit investments meeting specified standards that have an aggregate market value equal to the Company's workers' compensation loss reserves. At December 31, 1999, the Company had approximately $500 million in cash and investment securities at amortized value that exceeded this requirement. (See "Subsequent Events.")

     The Company's thrift and loan subsidiary finances its lending activities through customer deposits, which have grown to $3.63 billion at June 30, 2000 from $3.42 billion at December 31, 1999. Additionally, beginning in 1999, the Company financed certain of its residential real estate loans through securitization. During 1999, the Company sold approximately $1.41 billion of residential real estate loans in three securitizations. There were no securitizations completed in the six months ended June 30, 2000. The thrift is also eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"), which financing is available at varying rates and terms. As of June 30, 2000, $648 million was available under the facility from the FHLB with no amounts outstanding. In October 1999, the thrift established a warehouse financing facility that may be used to finance certain residential real estate loans held for sale through securitization or whole loan sale. The facility permits secured borrowings up to $200 million with a variable interest rate of LIBOR plus 0.375%. As of June 30, 2000, there were no borrowings under this facility. Additionally in 1999, the thrift obtained a line of credit with the Federal Reserve Bank of San Francisco, and at June 30, 2000 had a borrowing capacity of $248.4 million, with no amounts outstanding.

     As a holding company, Fremont General Corporation ("the holding company") pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, management fees paid by its subsidiaries and dividends paid by its subsidiaries. Stockholders' dividends declared aggregated $11.0 million and $11.1 million in the six months ended June 30, 2000 and 1999, respectively. Several of the Company's subsidiaries are subject to certain statutory and regulatory restrictions that restrict their ability to distribute dividends to the holding company. Based on available liquidity at June 30, 2000, the Company does not currently anticipate the need for any dividends from its subsidiaries for the remainder of the calendar year. Additionally, in August 2000 the holding company cancelled its syndicated bank line, which had permitted borrowings of up to $225 million. The Company had no borrowings under the facility during the six months ended June 30, 2000 and the size and structure of the facility was no longer considered appropriate for the holding company's requirements. The holding company is considering the need for a new credit facility that would more closely address its current liquidity requirements. (See "Subsequent Events.")

     On January 1, 2000 and April 1, 2000, the holding company converted approximately $154 million and $267 million, respectively, in notes receivable due from the Company's downstream holding company subsidiaries, FGCC and FCIG, to common equity in the subsidiaries, thereby establishing capital contributions to them. The January 1, 2000 conversion transaction affected FGCC, the downstream holding company subsidiary that holds the Company's thrift and loan subsidiary, and the April 1, 2000 conversion transaction impacted FCIG, which is the downstream holding company subsidiary that holds the Company's insurance company subsidiaries. Accordingly, beginning January 1, 2000, and to a larger extent April 1, 2000, the Company's unallocated corporate interest expense is, and will continue to be, higher. After these conversions, there is no affiliate debt due from the Company's downstream holding company subsidiaries.

     On March 17, 1999, Fremont General Corporation issued $425 million of Senior Notes consisting of $200 million of 7.7% Senior Notes due 2004 and $225 million of 7.875% Senior Notes due 2009. Net proceeds from the Senior Notes were used to repay all indebtedness outstanding under a revolving line of credit and for general corporate purposes, including working capital. The Senior Notes were offered in a private placement to qualified institutional buyers and a limited number of institutional accredited investors. The Company subsequently filed a Registration Statement on Form S-4, which was declared effective by the Securities and Exchange Commission on May 11, 1999, in connection with an exchange offer by the Company and the issuance of an equal principal amount of exchange notes upon tender of the initial $425 million of Senior Notes. The exchange notes consist of $200 million of 7.70% Series B Senior Notes due 2004 and $225 million of 7.875% Series B Senior Notes due 2009. The form and terms of the exchange notes are substantially identical to those of the initial notes, except that the exchange notes have been registered under the Securities Act. As of June 11, 1999, the closing date for the exchange offer, all outstanding
Senior Notes had been exchanged for Series B Senior Notes. During the three months ended June 30, 2000 the Company purchased $6.3 million principal amount of its 7.7% Series B Senior Notes. The cost to the Company was approximately $2.6 million, resulting in an extraordinary gain before taxes of $3.7 million ($2.2 million after taxes). The after-tax gain is reported as an extraordinary item in the accompanying Consolidated Statements of Operations.

     On February 28, 2000, Fremont reached an agreement with one of its reinsurers, Reliance Insurance Company ("Reliance"), to settle all obligations between the Company and Reliance under a contract of reinsurance which was in effect for the period January 1, 1998 through December 31, 1999. Under the terms of the settlement agreement, the Company received approximately $102 million in cash on March 29, 2000 and no longer has any involvement with the Reliance workers' compensation reinsurance programs brokered for Reliance by Unicover Managers, Inc. In recognition of this settlement, the Company recorded a charge to its operating results in the quarter ended December 31, 1999 of approximately $48.8 million after taxes, consisting primarily of the adjustment necessary to bring the estimated unpaid reinsurance recoverables under the reinsurance contract to a present value basis at December 31, 1999. (See "Results of Operations - Property and Casualty Insurance Operation - Loss and Loss Adjustment Expense.")

     In December 1999, the Company discontinued its commercial finance lending activities through the sale on December 20, 1999 of Fremont Financial Corporation, its commercial finance subsidiary, to FINOVA Capital Corporation, a subsidiary of The FINOVA Group, Inc. for approximately $708 million in cash including the refinancing and assumption of existing debt.

     During 1999, an aggregate $3.7 million principal amount at maturity of Liquid Yield Option (TM) Notes due October 12, 2013 (Zero Coupon-Subordinated) ("LYONs") were converted into 141,000 shares of Fremont General Corporation's common stock. The effect of these conversions was an increase in stockholders' equity and a decrease in long-term debt of $1.7 million. During 1998, an aggregate $21.0 million principal amount at maturity of LYONs were converted into 809,000 shares of Fremont General Corporation's common stock. The effect of the conversions was an increase in stockholders' equity and a decrease in long-term debt of $10 million. There were no conversions of LYONs in the six months ended June 30, 2000.

     Net cash provided by (used in) operating activities was $37.3 million and $(153.2) million in the six months ended June 30, 2000 and 1999, respectively. The increase in net cash provided by operating activities was due primarily to an increase in claims and policy liabilities, net of reinsurance recoverables in the first six months of 2000 versus a decrease in these net liabilities in the first six months of 1999, and a smaller change in residual interests in securitized loans resulting from the fact that no securitizations were completed in the six months ended June 30, 2000. (See "Results of Operations - Financial Services - Residential Real Estate Loan Securitizations.") Offsetting these increases in cash provided by operating activities was mainly the decrease in income from continuing operations and an increase in deferred income tax benefits.

     As discussed earlier, the increase in net claims and policy liabilities is due mainly to the $450 gross loss and LAE reserve actions in the quarter ended June 30, 2000. Also, to a lesser extent, this increase is attributable to a reduction in reinsurance recoverables in the six months ended June 30, 2000 as compared to an increase in the first six months of 1999. (See "Results of Operations - Property and Casualty Insurance Operation - Premiums," and "Loss and Loss Adjustment Expense.")

     Net cash used in investing activities was $186.6 million and $657.0 million in the six months ended June 30, 2000 and 1999, respectively. The decrease net cash used in investing activities was due primarily to a reduction in loan originations and bulk purchases funded, net of receipts from repayments of loans and bulk sales of loans. The decrease in net loan originations is consistent with the Company's flat loan portfolio growth in the six months ended June 30, 2000 as compared to strong loan portfolio growth in the same period of 1999. Partially offsetting this decrease was a decrease in investment securities sold, matured, or called, net of purchases and short-term investment activity. This decrease was due primarily to a reduction in cash requirements within the property and casualty insurance operation during the six months ended June 30, 2000 resulting from the receipt in March 2000 of approximately $102 million from Reliance in settlement of all obligations under a low-level reinsurance contract which expired December 31, 1999. (See "Results of Operations - Property and Casualty Insurance Operation - Loss and Loss Adjustment Expense.")

     Net cash provided by financing activities was $154.8 million and $822.6 million for the six months ended June 30, 2000 and 1999, respectively. The decrease in net cash provided by financing activities was due mainly to the combined effects of: i) a decrease in short-term borrowings, net of repayments, under the thrift's financing facility with the FHLB; ii) a reduction in long-term debt proceeds, net of repayments, which results mainly from the Company's issuance in the first quarter of 1999 of Senior Notes; and iii) a reduction in the growth of time deposits, which is consistent with the previously described flat loan portfolio growth versus strong loan portfolio growth in the quarters ended June 30, 2000 and 1999, respectively.

     The amortized cost of the Company's invested assets was $2.30 billion and $2.31 billion at June 30, 2000 and December 31, 1999, respectively. The modest decrease in invested assets is due primarily to the cash requirements within the property and casualty insurance operation, offset partially by an increase in the financial services operation's liquidity investment portfolio and the previously discussed receipt in March 2000 of approximately $102 million from Reliance. (See "Subsequent Events.")

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

SUBSEQUENT EVENTS

REINSURANCE TRANSACTIONS

     In an effort to mitigate the impact on the Company's property and casualty insurance operation of the gross loss and LAE reserve action in the three months ended June 30, 2000, the Company has entered into a letter of intent with XL Capital Ltd ("XL") which includes, among other things, an agreement to establish an adverse development reinsurance agreement between an insurance subsidiary of XL and the Company's workers' compensation insurance subsidiaries. The reinsurance agreement is expected to provide reinsurance coverage for workers' compensation losses occurring primarily in 1999 and prior years. The attachment point of the agreement is expected to be set at a point which will enable the Company to recover $400 million of the $450 million in loss and LAE reserves recognized by the Company in the three months ended June 30, 2000. (See "Results of Operations - Property and Casualty Insurance Operation - Loss and Loss Adjustment Expense.")

     In addition to the adverse development reinsurance agreement, the letter of intent includes an agreement to establish a second reinsurance agreement between the same insurance subsidiaries on a prospective basis. This second reinsurance agreement is intended to be of the quota share type, wherein XL will have the option for a period of four years to share at a specified percentage in the insurance premiums earned, losses and certain loss adjustment expenses incurred, and certain underwriting expenses under the Company's workers' compensation insurance policies issued after the reinsurance agreement's effective date. Accordingly, after inception of this agreement, the Company expects that premiums earned, policy acquisition costs, and loss and loss adjustment expenses incurred will be lower.

     Final terms and conditions of the reinsurance agreements, including pricing and profit sharing provisions for the benefit of the Company, have yet to be finalized and are subject, among other things, to the completion of due diligence procedures by XL. Furthermore, the reinsurance agreements will be subject to regulatory approval by the applicable state insurance authorities.

     While pricing is yet to be finalized, the Company expects that the final premium for the adverse development reinsurance agreement will result in a significant reduction in the Company's investment portfolio, which will also result in lower levels of investment income within the property and casualty insurance operation. Furthermore, the Company expects this adverse development reinsurance agreement to receive either retroactive reinsurance or deposit accounting treatment under generally accepted accounting principles. Under either of these accounting treatments, any reinsurance gain at the inception of the agreement is deferred and amortized into income over the future settlement period of the liabilities reinsured. Additionally, under these accounting treatments, premiums earned and loss and loss adjustment expenses incurred are not affected at the inception of the agreement.

     The letter of intent also includes an agreement for Fremont General Corporation to issue both common stock warrants and senior non-callable convertible debentures (the "debentures") to XL. The common stock warrants provide XL the option to purchase up to 7 million shares of common stock of Fremont General Corporation at an exercise price not to exceed $5.00 per share. With respect to the debentures, the Company is expected to issue, at XL's discretion, between $15 and $25 million in principal amount of debentures, which will carry a coupon rate of 10%, a maturity of ten years, and be convertible into the common stock of Fremont General Corporation at a price not to exceed $5.00 per share. Final terms of the debentures have yet to be determined by the Company and XL. The transaction was structured by XL Financial Solutions, a division of XL. XL's common stock is traded on the New York Stock Exchange under the symbol "XL."

RATING CHANGE

     On August 10, 2000 A.M. Best changed the rating for the Company's workers' compensation insurance subsidiaries to "B" (Fair). This is a change of two notches from the previous rating of "B++" (Very Good) and resulted from both company specific issues, as well as to A.M. Best's general concerns relating to workers' compensation market conditions in California. A "B" rating is A.M. Best's seventh highest rating category out of fifteen rating categories ranging from "A++" (Superior) to "F" (In Liquidation).



     THIS MD&A CONTAINS "FORWARD LOOKING STATEMENTS" WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE FORWARD LOOKING STATEMENTS ARE BASED ON THE COMPANY'S CURRENT EXPECTATIONS AND BELIEFS CONCERNING FUTURE DEVELOPMENTS AND THEIR POTENTIAL EFFECTS ON THE COMPANY. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND THERE CAN BE NO ASSURANCE THAT ACTUAL DEVELOPMENTS WILL BE THOSE ANTICIPATED BY THE COMPANY. ACTUAL RESULTS MAY DIFFER MATERIALLY AND ADVERSELY FROM THOSE PROJECTED AS A RESULT OF SIGNIFICANT RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT, INCLUDING: INABILITY TO SECURE REQUISITE REGULATORY APPROVALS OR FAILURE TO OTHERWISE CONSUMMATE FINAL TERMS AND CONDITIONS OF THE AGREEMENTS WITH XL, UNANTICIPATED DEVELOPMENT OF CLAIMS AND THE EFFECT ON LOSS RESERVES AND OVERALL FINANCIAL PERFORMANCE OF THE COMPANY, ACCURACY OF PROJECTED LOSS RESERVES, THE IMPACT OF COMPETITION AND PRICING ENVIRONMENTS, CHANGES IN DEMAND FOR THE COMPANY'S PRODUCTS, CHANGES IN INTEREST RATES, EFFECT OF THE PERFORMANCE OF FINANCIAL MARKETS ON INVESTMENT INCOME AND FAIR VALUES OF INVESTMENTS, THE EFFECT OF GENERAL ECONOMIC CONDITIONS, ADVERSE STATE AND FEDERAL LEGISLATION AND REGULATIONS, CHANGES IN ASSET VALUATIONS, THE EFFECTS OF NATURAL DISASTERS AND OTHER EVENTS BEYOND OUR CONTROL AND OTHER FACTORS. FOR A MORE DETAILED DISCUSSION OF RISKS AND UNCERTAINTIES, SEE THE COMPANY'S PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD LOOKING STATEMENTS.



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

a)   The Annual Meeting of Stockholders was held on May 16, 2000.

b) The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors have been elected and qualified:

        J.A. McIntyre               D.W. Morrisroe
        W.R. Bailey                 L.J. Rampino
        H.I. Flournoy               D.C. Ross
        C.D. Kranwinkle

c) The directors named in (b) above were elected. The results of the voting of the 63,141,220 shares represented at the meeting are summarized in the following table:

                                                                       VOTES
                                            FOR                      WITHHELD

           J.A. McIntyre                61,638,476                   1,502,744
           W.R. Bailey                  61,654,235                   1,486,985
           H.I. Flournoy                61,853,502                   1,287,718
           C.D. Kranwinkle              61,660,628                   1,480,592
           D.W. Morrisroe               61,865,543                   1,275,677
           L.J. Rampino                 61,506,554                   1,634,666
           D.C. Ross                    61,840,955                   1,300,265

d) The appointment of the accounting firm of Ernst & Young LLP as the Corporation's Independent Auditors was ratified. The results of the voting of the 63,141,220 shares represented at the meeting are summarized in the following table:

                 FOR                      AGAINST                   ABSTAINED

              62,768,650                   303,693                   68,877


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

   EXHIBIT NO.                           DESCRIPTION
   -----------    --------------------------------------------------------------

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

    EXHIBIT NO.                           DESCRIPTION
   -----------    --------------------------------------------------------------

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

     10.14* Employment Agreement between the Company and Louis J. Rampino dated February 25, 2000.

     10.15* Employment Agreement between the Company and Wayne R. Bailey dated February 25, 2000.

     10.16* Employment Agreement between the Company and Raymond G. Meyers dated February 25, 2000.

     10.17* Management Continuity Agreement between the Company and John Donaldson dated April 1, 2000.

     10.18*       Management  Continuity  Agreement  between  the  Company   and
                  Patrick E. Lamb dated April 1, 2000.

     10.19* Management Continuity Agreement between the Company and Alan Faigin dated April 1, 2000.

     10.20*       Management  Continuity  Agreement   between  the  Company  and
                  Eugene E. McNany, Jr. dated April 1, 2000.

   EXHIBIT NO.                           DESCRIPTION
   -----------    --------------------------------------------------------------

     10.21*       Management  Continuity   Agreement among the Company,  Fremont
                  Investment & Loan and Murray L. Zoota dated May 15, 2000.

     10.22* Management Continuity Agreement among the Company, Fremont Investment & Loan and Gwyneth E. Colburn dated May 15, 2000.

     10.23* Management Continuity Agreement among the Company, Fremont Investment & Loan and Kyle R. Walker dated May 15, 2000.

     10.24* Management Incentive Compensation Plan of Fremont General Corporation and Affiliated Companies. (Incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly
                  Report on Form 10-Q, for the period ended March 31, 2000, Commission File Number 1-8007.)

     10.25        Continuing    Compensation    Plan  for  Retired    Directors.
                  (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

     10.26(a) Amended and Restated Credit Agreement among Fremont General Corporation, Various Lending Institutions, and The Chase Manhattan Bank, as Administrative Agent, Dated as of August 1, 1997 and amended and restated as of June 30, 1999. (Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999.)

     10.26(b) First and Second Amendments to Amended and Restated Credit Agreement. (Incorporated by reference to Exhibit 10.18 (b) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1999, Commission File Number 1-8007.)

     10.27 Credit Agreement by and among Merrill Lynch Trust Company of California as trustee for the Fremont General Corporation Employee Stock Ownership Trust, the Plan Committee on behalf of the Fremont General Corporation Employee Stock Ownership Plan, Fremont General Corporation, and First Interstate Bank of California dated August 10, 1995. (Incorporated by reference to Exhibit (10)(viii) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995.)

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



                                                FREMONT GENERAL CORPORATION



Date:  August 14, 2000                          /s/     LOUIS J. RAMPINO
                                                ------------------------------
                                                Louis J. Rampino, President,
                                                Chief Operating Officer and
                                                Director



Date:  August 14, 2000                          /s/     JOHN A. DONALDSON
                                                ------------------------------
                                                John A. Donaldson, Senior
                                                Vice President, Controller and
                                                Chief Accounting Officer


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

     10.14* Employment Agreement between the Company and Louis J. Rampino dated February 25, 2000.

     10.15* Employment Agreement between the Company and Wayne R. Bailey dated February 25, 2000.

     10.16* Employment Agreement between the Company and Raymond G. Meyers dated February 25, 2000.

     10.17*       Management Continuity Agreement between the Company  and  John
                  Donaldson dated April 1, 2000.

     10.18*       Management  Continuity  Agreement  between  the  Company   and
                  Patrick E. Lamb dated April 1, 2000.

     10.19*       Management Continuity Agreement between the Company  and  Alan
                  Faigin dated April 1, 2000.

     10.20*       Management  Continuity  Agreement   between  the  Company  and
                  Eugene E. McNany, Jr. dated April 1, 2000.



                                                                                    SEQUENTIALLY
   EXHIBIT NO.                            DESCRIPTION                              NUMBERED PAGE
   -----------    --------------------------------------------------------------   -------------

     10.21*       Management  Continuity   Agreement among the Company,  Fremont
                  Investment & Loan and Murray L. Zoota dated May 15, 2000.

     10.22*       Management  Continuity  Agreement  among the Company,  Fremont
                  Investment & Loan and Gwyneth E. Colburn dated May 15, 2000.

     10.23*       Management  Continuity  Agreement  among the Company,  Fremont
                  Investment & Loan and Kyle R. Walker dated May 15, 2000.

     10.24*       Management  Incentive  Compensation   Plan  of Fremont General
                  Corporation  and  Affiliated   Companies.   (Incorporated   by
                  reference  to  Exhibit  10.16  to the  Registrant's  Quarterly
                  Report on Form 10-Q,  for the  period  ended  March 31,  2000,
                  Commission File Number 1-8007.)

     10.25        Continuing    Compensation    Plan  for  Retired    Directors.
                  (Incorporated  by  reference   to   Exhibit   10.17   to   the
                  Registrant's  Annual  Report on Form 10-K, for the fiscal year ended  December 31,  1995, Commission File Number 1-8007.)

     10.26(a)     Amended  and  Restated  Credit Agreement among Fremont General
                  Corporation,   Various  Lending  Institutions,  and The  Chase
                  Manhattan  Bank, as  Administrative  Agent, Dated as of August
                  1, 1997  and  amended  and   restated  as  of  June 30,  1999.
                  (Incorporated   by   reference   to   Exhibit   10.19  to  the
                  Registrant's  Quarterly  Report  on Form  10-Q for the  period ended June 30, 1999.)

     10.26(b)     First and Second Amendments to  Amended  and  Restated  Credit
                  Agreement. (Incorporated by reference to Exhibit 10.18 (b) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1999, Commission File Number 1-8007.)

     10.27        Credit  Agreement by and among  Merrill Lynch Trust Company of
                  California  as trustee  for the  Fremont  General  Corporation
                  Employee Stock Ownership  Trust,  the Plan Committee on behalf of the Fremont  General  Corporation  Employee Stock Ownership
                  Plan, Fremont General  Corporation,  and First Interstate Bank
                  of  California   dated  August  10,  1995.   (Incorporated  by
                  reference to Exhibit (10)(viii) to the Registrant's  Quarterly
                  Report on Form 10-Q for the period ended September 30, 1995.)

     27           Financial Data Schedule


* Management or compensatory plans or arrangements.

