Form 10-Q
period 2000-09-30
FREMONT GENERAL CORP
filed 2000-11-14
CIK 38984

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                          Shares Outstanding
            Class                                          October 31, 2000
            -----                                         ------------------
Common Stock, $1.00 par value                                 69,989,865

--------------------------------------------------------------------------------

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
Item    1. Financial Statements

              Consolidated Balance Sheets
                September 30, 2000 and December 31, 1999 ..............    3

              Consolidated Statements of Operations
                Three and Nine Months Ended September 30,
                2000 and 1999 .........................................    4

              Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 2000 and 1999 .........    5

              Notes to Consolidated Financial Statements on
                Form 10-Q .............................................    6

Item    2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................  10

Item    3. Quantitative and Qualitative Disclosure About
             Market Risk ...............................................  27



                           PART II - OTHER INFORMATION

Items 1-5. Not applicable

Item    6. Exhibits and Reports on Form 8-K ............................  28

Signatures .............................................................  34

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    2000             1999
                                                                                -------------     ------------
                                                                                 (UNAUDITED)
                                                                                    (THOUSANDS OF DOLLARS)

ASSETS
Securities available for sale at fair value:
  Fixed maturity investments (cost: 2000-$1,037,137; 1999-$1,458,721) .......   $     972,516     $  1,391,229
  Non-redeemable preferred stock (cost: 2000-$292,748; 1999-$407,903) .......         255,211          369,103
                                                                                -------------     ------------
    Total securities available for sale .....................................       1,227,727        1,760,332
Net loans receivable ........................................................       3,230,072        3,060,984
Loans held for sale .........................................................         385,367          294,639
Short-term investments ......................................................         992,358          410,457
Residual interests in securitized loans - at fair value .....................          54,679           62,959
Other investments ...........................................................          10,930           35,045
                                                                                -------------     ------------
    TOTAL INVESTMENTS AND LOANS .............................................       5,901,133        5,624,416

Cash ........................................................................          69,861           65,102
Accrued investment income ...................................................          38,286           44,244
Premiums receivable and agents' balances ....................................         317,360          265,714
Reinsurance recoverable on paid losses ......................................          40,330           19,822
Reinsurance recoverable on unpaid losses ....................................         972,283        1,049,477
Deferred policy acquisition costs ...........................................          59,040           59,198
Costs in excess of net assets acquired ......................................         152,255          157,927
Deferred income taxes .......................................................         369,229          243,645
Other assets ................................................................         235,675          236,167
Assets held for discontinued operations .....................................         211,554          249,523
                                                                                -------------     ------------
    TOTAL ASSETS ............................................................   $   8,367,006     $  8,015,235
                                                                                =============     ============

LIABILITIES
Claims and policy liabilities:
  Losses and loss adjustment expenses .......................................   $   2,833,938     $  2,434,757
  Life insurance benefits and liabilities ...................................          94,148          118,390
  Unearned premiums .........................................................         171,410          180,583
  Dividends to policyholders ................................................          37,414           20,144
                                                                                -------------     ------------
    TOTAL CLAIMS AND POLICY LIABILITIES .....................................       3,136,910        2,753,874

Reinsurance premiums payable and funds withheld .............................               -           63,806
Other liabilities ...........................................................         228,287          288,017
Thrift deposits .............................................................       3,833,021        3,423,243
Short-term debt .............................................................               -           10,000
Long-term debt ..............................................................         405,269          429,185
Liabilities of discontinued operations ......................................         178,040          216,009
                                                                                -------------     ------------
    TOTAL LIABILITIES .......................................................       7,781,527        7,184,134

Commitments and contingencies

Company-obligated mandatorily redeemable preferred securities of
  subsidiary Trust holding solely Company junior subordinated debentures ....         100,000          100,000

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share-Authorized: 150,000,000 shares;
  issued and outstanding: (2000-69,998,000 and 1999-70,039,000) .............          69,998           70,039
Additional paid-in capital ..................................................         277,839          285,922
Retained earnings ...........................................................         272,123          533,523
Deferred compensation .......................................................         (68,078)         (89,293)
Accumulated other comprehensive loss ........................................         (66,403)         (69,090)
                                                                                -------------     ------------
    TOTAL STOCKHOLDERS' EQUITY ..............................................         485,479          731,101
                                                                                -------------     ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................   $   8,367,006     $  8,015,235
                                                                                =============     ============

See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                                -------------------------     --------------------------
                                                                   2000           1999            2000           1999
                                                                ----------     ----------     -----------     ----------
                                                                                 (THOUSANDS OF DOLLARS)

REVENUES
Property and casualty premiums earned .......................   $  249,813     $  207,838     $   798,498     $  575,813
Loan interest ...............................................       99,395         99,116         278,701        267,614
Net investment income .......................................       39,628         40,844         123,203        129,447
Realized investment losses ..................................       (2,118)        (2,173)         (2,357)        (1,875)
Other revenue ...............................................        3,674          4,101          13,318         13,617
                                                                ----------     ----------     -----------     ----------
    TOTAL REVENUES ..........................................      390,392        349,726       1,211,363        984,616

EXPENSES
Losses and loss adjustment expenses .........................      200,352        264,727       1,052,616        480,278
Policy acquisition costs ....................................       58,035         48,156         170,856        136,834
Provision for loan losses ...................................        4,762          6,906          10,167         16,780
Other operating costs and expenses ..........................       44,147         53,022         141,243        147,028
Dividends to policyholders ..................................        5,901          7,379          38,386         20,490
Interest expense ............................................       67,972         63,952         192,929        174,490
                                                                ----------     ----------     -----------     ----------
    TOTAL EXPENSES ..........................................      381,169        444,142       1,606,197        975,900
                                                                ----------     ----------     -----------     ----------

Income (loss) before taxes, discontinued operations
  and extraordinary item ....................................        9,223        (94,416)       (394,834)         8,716
Income tax expense (benefit) ................................        2,951        (33,503)       (140,272)           343
                                                                ----------     ----------     -----------     ----------
Net income (loss) from continuing operations ................        6,272        (60,913)       (254,562)         8,373

Discontinued operations .....................................            -        (25,000)              -        (25,000)
Extraordinary item ..........................................        4,664              -           6,909              -
                                                                ----------     ----------    ------------     ----------
NET INCOME (LOSS) ...........................................   $   10,936     $  (85,913)   $   (247,653)    $  (16,627)
                                                                ==========     ==========    ============     ==========


PER SHARE DATA
Basic:
  Net income (loss) from continuing operations ..............   $     0.10       $ (0.92)     $     (4.05)    $     0.13
  Discontinued operations ...................................            -         (0.38)               -          (0.38)
  Extraordinary item ........................................         0.07             -             0.11              -
  Net income (loss) .........................................         0.17         (1.30)           (3.94)         (0.25)

Diluted:
  Net income (loss) from continuing operations ..............         0.09         (0.92)           (4.05)          0.12
  Discontinued operations ..................................            -         (0.38)               -          (0.36)
  Extraordinary item ........................................         0.07             -             0.11              -
  Net income (loss) .........................................         0.16         (1.30)           (3.94)         (0.24)

Cash dividends ..............................................         0.04          0.08             0.20           0.24

Weighted average shares:
  Basic .....................................................       63,535        66,205           62,876         66,755
  Diluted ...................................................       69,468        66,205           62,876         69,520


See notes to consolidated financial statements on Form 10-Q

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                   2000             1999
                                                                               ------------      ------------
                                                                                   (THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES
Net income (loss) from continuing operations ...............................   $   (254,562)     $      8,373
Adjustments to reconcile net income (loss) from continuing
  operations to net cash provided by operating activities:
    Change in premiums receivable and agents' balances
      and reinsurance recoverable on paid losses ...........................        (72,154)          (44,692)
    Change in accrued investment income ....................................          5,958             2,925
    Change in claims and policy liabilities ................................        503,429           (86,603)
    Amortization of policy acquisition costs ...............................        170,856           136,834
    Policy acquisition costs deferred ......................................       (170,698)         (150,313)
    Net change in residual interests in securitized loans ..................          8,280           (58,345)
    Provision for deferred income taxes ....................................       (127,031)           45,586
    Provision for loan losses ..............................................         10,167            16,780
    Provision for depreciation and amortization ............................         35,756            32,407
    Net amortization on fixed maturity investments .........................           (761)           (9,158)
    Realized investment losses .............................................          2,357             1,875
    Change in other assets and liabilities .................................       (134,390)          (78,550)
                                                                               ------------      ------------
      NET CASH USED IN OPERATING ACTIVITIES ................................        (22,793)         (182,881)

INVESTING ACTIVITIES
Securities available for sale:
  Purchases of securities ..................................................       (165,698)         (500,341)
  Sales of securities ......................................................        628,103           469,677
  Securities matured or called .............................................         72,738           193,249
(Increase) decrease in short-term and other investments ....................       (557,786)          122,449
Loan originations and bulk purchases funded ................................     (3,303,055)       (3,298,939)
Receipts from repayments of loans and bulk sales of loans ..................      3,033,072         2,140,896
Purchase of property and equipment .........................................        (13,276)          (19,958)
                                                                               ------------      ------------
      NET CASH USED IN INVESTING ACTIVITIES ................................       (305,902)         (892,967)

FINANCING ACTIVITIES
Proceeds from short-term debt ..............................................              -           153,224
Repayments of short-term debt ..............................................        (10,000)          (19,467)
Proceeds from long-term debt ...............................................              -           497,237
Repayments of long-term debt ...............................................        (12,944)         (347,285)
Net increase in thrift deposits ............................................        409,778         1,050,996
Annuity contract receipts ..................................................          1,007               675
Annuity contract withdrawals ...............................................        (44,206)          (32,090)
Dividends paid .............................................................        (16,550)          (16,282)
Stock options exercised ....................................................              -               407
Net (increase) decrease in deferred compensation plans .....................          6,369           (46,480)
                                                                               ------------      ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES ............................        333,454         1,240,935
                                                                               ------------      ------------

INCREASE IN CASH ...........................................................          4,759           165,087

Cash at beginning of year ..................................................         65,102            79,875
                                                                               ------------      ------------

CASH AT SEPTEMBER 30, ......................................................   $     69,861      $    244,962
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

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

     These statements have been prepared in accordance with generally accepted accounting principles and, accordingly, adjustments (consisting of normal accruals) have been made as management considers necessary for fair presentations. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.


NOTE B - TOTAL COMPREHENSIVE INCOME (LOSS)

     The components of total comprehensive income (loss) are summarized in the following table:


                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                   -----------------------      -------------------------
                                                                     2000          1999            2000           1999
                                                                   --------     ----------      -----------     ---------
                                                                                   (THOUSANDS OF DOLLARS)

Net income (loss) ..............................................   $ 10,936     $  (85,913)     $ (247,653)     $ (16,627)
Other comprehensive income (loss):
  Net unrealized gains (losses) on investments,
    net of tax:
      Net change in unrealized gains (losses)
        during the period, net of deferred income
        tax expense (benefit) ..................................      6,682        (22,028)           (533)       (69,735)
      Less: reclassification adjustment, net of tax
        deferred income tax expense (benefit) ..................      6,338            341           3,220         (6,761)
                                                                  ---------     ----------      ----------      ---------

          Other comprehensive income (loss) ....................     13,020        (21,687)          2,687        (76,496)
                                                                  ---------     ----------      ----------      ---------
Total comprehensive income (loss) ..............................  $  23,956     $ (107,600)     $ (244,966)     $ (93,123)
                                                                  =========     ==========      ==========      =========



     The net change in unrealized gains (losses) during the period is net of deferred income tax expense (benefit) of $3,598,000 and $(11,678,000) for the three months ended September 30, 2000 and 1999, respectively and $(287,000) and $(41,190,000) for the nine months ended September 30, 2000 and 1999, respectively. The reclassification adjustments are net of deferred income tax expense (benefit) of $2,774,000 and $184,000 for the three months ended September 30, 2000 and 1999, respectively and $(1,196,000) and $(3,641,000) for the nine months ended September 30, 2000 and 1999, respectively. The reclassification adjustments avoid double counting net unrealized gains (losses) included in accumulated other comprehensive income in different periods.


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

     The following data at and for the three and nine months ended September 30, 2000 and 1999 provide certain information necessary for reportable segment disclosure, as well as a reconciliation to total consolidated financial information:


                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                                ------------------------      ----------------------------
                                                                   2000          1999           2000             1999
                                                                ---------     ----------     -----------     ------------
                                                                                (THOUSANDS OF DOLLARS)

REVENUES
Property and casualty insurance .............................   $ 281,557     $  244,217     $   903,632     $    696,868
Financial services ..........................................     107,712        105,277         304,131          286,627
Unallocated corporate revenue ...............................       1,123            232           3,600            1,121
                                                                ---------     ----------     -----------     ------------
Total .......................................................     390,392        349,726       1,211,363          984,616

Intersegment:
Property and casualty insurance .............................           -            292               -              836
Unallocated corporate revenue ...............................       2,389         11,806          12,525           30,792
                                                                ---------     ----------     -----------     ------------
                                                                    2,389         12,098          12,525           31,628
                                                                ---------     ----------     -----------     ------------
Total revenue ...............................................     392,781        361,824       1,223,888        1,016,244

Reconciling items: intersegment revenues ....................      (2,389)       (12,098)        (12,525)         (31,628)
                                                                ---------     ----------     -----------    -------------
Total consolidated ..........................................   $ 390,392     $  349,726     $ 1,211,363    $     984,616
                                                                =========     ==========     ===========    =============


INCOME (LOSS) BEFORE TAXES, DISCONTINUED
  OPERATIONS AND EXTRAORDINARY ITEM
Property and casualty insurance .............................   $  (6,379)    $ (104,361)    $  (432,145)   $     (19,881)
Financial services ..........................................      28,131         17,417          72,033           51,085
Unallocated corporate loss ..................................     (12,459)        (6,402)        (34,513)         (19,319)
                                                                ---------     ----------     -----------    -------------
Total .......................................................       9,293        (93,346)       (394,625)          11,885

Reconciling items: intercompany dividends ...................         (70)        (1,070)           (209)          (3,169)
                                                                ---------     ----------     -----------    -------------
Total consolidated ..........................................   $   9,223     $  (94,416)    $  (394,834)   $       8,716
                                                                =========     ==========     ===========    =============

 NOTE D - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share ("EPS") for the three and nine months ended September 30, 2000 and 1999:

                                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                                        ----------------------    --------------------------
                                                                          2000         1999          2000            1999
                                                                        --------     ---------    -----------    -----------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS
  (NUMERATOR FOR BASIC EPS) .........................................   $  6,272     $ (60,913)    $ (254,562)    $   8,373
Effect of dilutive securities:
  Liquid Yield Option Notes ("LYONs") ...............................         36             -              -           114
                                                                        --------     ---------     ----------     ---------
Income (loss) after assumed conversions
  (NUMERATOR FOR DILUTED EPS) .......................................   $  6,308     $ (60,913)    $ (254,562)    $   8,487
                                                                        ========     =========     ==========     =========


WEIGHTED-AVERAGE SHARES
  (DENOMINATOR FOR BASIC EPS) .......................................     63,535        66,205         62,876        66,755

Effect of dilutive securities:
  Restricted stock ..................................................      5,638             -              -         2,083
  Stock options .....................................................          -             -              -           276
  LYONs .............................................................        295             -              -           406
                                                                        --------     ---------     ----------     ---------
Dilutive potential common shares ....................................      5,933             -              -         2,765
                                                                        --------     ---------     ----------     ---------
ADJUSTED WEIGHTED-AVERAGE SHARES AND ASSUMED
  CONVERSIONS (DENOMINATOR FOR DILUTED EPS) .........................     69,468        66,205         62,876        69,520
                                                                        ========     =========     ==========     =========
BASIC EARNINGS (LOSS) PER SHARE FROM CONTINUING
  OPERATIONS ........................................................   $   0.10     $   (0.92)    $    (4.05)    $    0.13
                                                                        ========     =========     ==========     =========
DILUTED EARNINGS (LOSS) PER SHARE FROM CONTINUING
  OPERATIONS ........................................................   $   0.09     $   (0.92)    $    (4.05)    $    0.12
                                                                        ========     =========     ==========     =========



     Due to the net loss from continuing operations for the three months ended September 30, 1999 and the nine months ended September 30, 2000, dilutive securities were excluded from the calculation of diluted earnings per share because the effects would have been antidilutive.


NOTE E - EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

     In June and August 2000, the Company purchased $6,300,000 and $13,000,000, respectively, par value of its 7.70% Series B Senior Notes due 2004 ("Senior Notes"). This extinguishment of debt resulted in a gain of $2,245,000 and $4,270,000, respectively net of deferred taxes of $1,368,000, and $2,604,000, respectively.

     In addition, in September 2000, the Company purchased an aggregate $2,264,000 principal amount at maturity of Liquid Yield Option Notes due October 12, 2013 (Zero Coupon-Subordinated) (the "LYONs"). This extinguishment of debt resulted in a gain of $394,000, net of deferred taxes of $240,000.

     These gains are reported as an extraordinary item in the accompanying Consolidated Statements of Operations.

NOTE F - NEW ACCOUNTING STANDARDS

     In June 1998, the Financial  Accounting  Standards  Board  ("FASB")  issued
Statement No. 133 ("FASB 133"), "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for the Company on January 1, 2001. FASB 133 requires that all derivatives and hedges be identified and recognized as either assets or liabilities and measured at fair value.

     The Company has reviewed its investment securities, loan portfolio, insurance contracts, debt and lease agreements and has determined that it has not entered into any derivative, hedge or other off-balance sheet arrangements. In addition, the Company has concluded that it has not engaged in any contracts with embedded derivative instruments. Therefore, the adoption of FASB 133, as amended, will not have a significant effect on the Company's results of operations and financial position.


NOTE G - SUBSEQUENT EVENTS

     On November 8, 2000, the Company initiated an action to further reduce its property and casualty insurance operation's expenses in an effort to keep expenses in line with the expected reductions in its workers' compensation premium writings. The expected premium reductions are a consequence of increased operating leverage which resulted primarily from the Company's gross loss and
LAE reserve actions in the second quarter ended June 30, 2000. (See "Property and Casualty Insurance Operation - Premiums.") The Company's actions initiated on November 8, 2000 are expected to result in the closure of 17 of its 41
production  and  claims  servicing   offices  with  an  expected   reduction  of
approximately 275 positions or 15% of its property and casualty insurance operation work force as of September 30, 2000. Since June 30, 2000, the Company has reduced its property and casualty insurance operation work force by approximately 540 positions or 25% of its June 30, 2000 work force. These actions are intended not only to reduce the Company's operations in conjunction with the expected reductions in its premium writings, but also to take advantage of operating efficiencies that have been developed internally and through the outsourcing of certain claim processing functions.

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

RESULTS OF OPERATIONS

     Fremont General Corporation is a nationwide insurance and financial services holding company operating select businesses in niche markets. The property and casualty insurance business of Fremont General Corporation and its subsidiaries ("the Company") is primarily engaged in the underwriting of workers' compensation insurance nationwide. The Company's financial services business is currently engaged in commercial and residential real estate lending and investments in syndicated loans (large commercial loans originated and serviced by other financial institutions). The Company's reported assets as of September 30, 2000 were approximately $8.4 billion.

     The Company's operating strategy is to achieve business balance and geographic diversity among its operating units in order to limit its exposure to market and regional concentrations. The Company's business strategy also includes growing its business through new business development. The Company's stock is traded on the New York Stock Exchange under the symbol "FMT."

     The following table presents information for the three and nine months ended September 30, 2000 and 1999 with respect to the Company's primary business segments.

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                          -------------------------     -------------------------
                                                             2000           1999           2000           1999
                                                          ----------     ----------     -----------     ---------
                                                                           (THOUSANDS OF DOLLARS)

Revenues:
  Property and casualty insurance .....................   $  281,557     $  244,217     $   903,632     $ 696,868
  Financial services ..................................      107,712        105,277         304,131       286,627
  Unallocated corporate revenue .......................        1,123            232           3,600         1,121
                                                          ----------     ----------     -----------     ---------
    Total .............................................   $  390,392     $  349,726     $ 1,211,363     $ 984,616
                                                          ==========     ==========     ===========     =========

Income (Loss) Before Taxes, Discontinued
Operations and Extraordinary Item:
  Property and casualty insurance .....................   $   (6,379)    $ (104,361)    $  (432,145)    $  (19,881)
  Financial services ..................................       28,131         17,417          72,033         51,085
  Unallocated corporate loss ..........................      (12,529)        (7,472)        (34,722)       (22,488)
                                                          ----------     ----------     -----------     ----------
    Total .............................................   $    9,223     $  (94,416)    $  (394,834)    $    8,716
                                                          ==========     ===========    ===========     ==========


     The significant property and casualty insurance segment loss before taxes in the nine months ended September 30, 2000 is predominantly the result of increases in the Company's gross liability for loss and loss adjustment expenses ("gross loss and LAE reserves") totaling $450 million under workers' compensation insurance policies effective in or prior to 1999, which was recognized by the Company in the quarter ended June 30, 2000. Additionally, the Company's property and casualty insurance segment loss before taxes in the third quarter ended September 30, 2000 was significantly lower than the same prior year quarter due primarily to the Company's recognition in the third quarter ended September 30, 1999 of the adverse effect on incurred loss and LAE of a lower than expected level of certain reinsurance recoverables than had been actuarially predicted at the inception of certain reinsurance agreements. For a discussion concerning the Company's reserve actions, both in the second quarter ended June 30, 2000 and the third quarter ended September 30, 1999, see "Property and Casualty Insurance Operation - Loss and Loss Adjustment Expense." Additionally, in order to mitigate the adverse impact on the Company's property and casualty insurance operation of the gross loss and LAE reserve actions recognized in the second quarter ended June 30, 2000, the Company continues to consider various adverse loss development reinsurance structures and other alternatives with the requisite state insurance regulatory authorities.

     The Company also posted a higher unallocated corporate loss before taxes in the three and nine months ended September 30, 2000 due mainly to higher interest expense, net of affiliate interest income. (See further discussion following.)

     The Company generated revenues of approximately $390 million and $1.211 billion in the three and nine months ended September 30, 2000, respectively, as compared to $350 million and $985 million for the same respective periods ended September 30, 1999. The increases in revenues are due mainly to higher workers' compensation insurance premiums in the property and casualty insurance segment and to higher loan interest in the financial services segment, offset partially by lower investment income. Higher workers' compensation insurance premiums were achieved primarily from lower reinsurance costs beginning January 1, 2000. In addition, gross written premiums were higher in the nine months ended September 30, 2000 as compared to the same prior year period. For the three months ended September 30, 2000 however, gross written premiums were flat as compared to the same prior year quarter. (See "Property and Casualty Insurance Operation - Premiums.") The increase in loan interest revenue is due mainly to an overall increase in loan portfolio yield and to the growth in the average loan portfolio. Excluding the Company's commercial finance subsidiary which was sold in December 1999, the average loan portfolio (including loans held for sale) grew to $3.82 billion and $3.70 billion in the three and nine months ended September 30, 2000 from $3.39 billion and $2.92 billion in the same respective prior year periods. (See "Financial Services Operation.") Realized investment losses in the three and nine month periods ended September 30, 2000 were $2.1 million and $2.4 million, respectively, as compared to $2.2 million and $1.9 million for the same respective periods in 1999.

     The Company posted net income (loss) from continuing operations of $6.3 million and $(254.6) million for the three and nine months ended September 30, 2000, respectively, as compared to $(60.9) million and $8.4 million for the same respective periods in 1999. Net income (loss) for the three and nine months ended September 30, 2000 was $10.9 million or $0.16 diluted earnings per share and $(247.7) million or $(3.94) diluted loss per share, respectively, as compared to $(85.9) million or $(1.30) diluted loss per share and $(16.6) million or $(0.24) diluted loss per share for the same respective periods of 1999.

     During the three and nine months ended September 30, 2000 the Company purchased $13.0 million and $19.3 million, respectively, in principal amount of its publicly traded 7.7% Series B Senior Notes due 2004 ("Senior Notes"), which were originally issued by the Company pursuant to an exchange offer in the second quarter of 1999. (See "Liquidity and Capital Resources.") The cost to the Company was approximately $6.0 million and $8.7 million in the three and nine months ended September 30, 2000 resulting in an extraordinary gain before taxes of $6.9 million ($4.3 million after taxes) and $10.5 million ($6.5 million after taxes), respectively. The after-tax gain is reported as an extraordinary item in the accompanying Consolidated Statements of Operations.

     The property and casualty insurance operation, consisting primarily of workers' compensation insurance, posted a loss before taxes of $6.4 million and $432.1 million for the three and nine month periods ended September 30, 2000, respectively, as compared to $104.4 million and $19.9 million for the same respective periods in 1999. The significant loss before taxes in the nine months ended September 30, 2000 is due primarily to significant adjustments recognized in the second quarter of 2000, including a $450 million increase in the Company's gross loss and LAE reserves under workers' compensation insurance policies effective in or prior to 1999, and to a much lesser extent, an increase of $20 million in the Company's liability for dividends to policyholders. Partially offsetting these losses and expenses were higher premiums recognized in the second quarter of 2000 resulting from certain expired retrospectively rated workers' compensation insurance policies, and lower reinsurance costs during the nine months ended September 30, 2000 . The significant loss before taxes in the three months ended September 30, 1999 resulted primarily from the adverse effect on incurred loss and LAE of a lower than expected level of certain reinsurance recoverables than had been actuarially predicted at the inception of certain reinsurance agreements. (See "Property & Casualty Insurance Operation - Premiums", "Loss and Loss Adjustment Expense", and "Dividends to Policyholders.") The combined ratio for the three and nine months ended September 30, 2000 was 114.8% and 166.1%, respectively, as compared to 163.8% and 120.4% for the same respective periods in 1999.

     The financial services operation posted income before taxes for the three and nine months ended September 30, 2000 of $28.1 million and $72.0 million, respectively, as compared to $17.4 million and $51.1 million for the same respective periods in 1999. The increases in income before taxes was due primarily to the growth in the total average loan portfolio of the Company's thrift and loan subsidiary and, to a lesser extent, higher gains on residential real estate whole loan sales, higher investment income, lower operating expenses, and a lower provision for loan losses. Partially offsetting these increases was a decrease in income before taxes due to the

Company's sale of its commercial finance subsidiary in December 1999 to The FINOVA Group, Inc. for approximately $708 million in cash including the refinancing and assumption of existing debt. (See "Financial Services Operation.")

     Unallocated corporate revenues during the three and nine month periods ended September 30, 2000 consisted primarily of investment income, while unallocated corporate expenses consisted primarily of interest expense, net of any affiliate interest income, and general and administrative expenses. The unallocated corporate loss before taxes for the three and nine months ended September 30, 2000 was $12.5 million and $34.7 million, respectively, as compared to $7.5 million and $22.5 million for the same respective periods in 1999. The unallocated corporate loss before taxes increased significantly in the three and nine months ended September 30, 2000 due primarily to lower affiliate interest income from the Company's downstream holding company subsidiaries. The lower affiliate interest income resulted from the Company's conversions on January 1, 2000 and April 1, 2000 of approximately $154 million and $267 million, respectively, in notes receivable due from these subsidiaries to common equity in the subsidiaries, thereby establishing capital contributions to them. The January 1, 2000 conversion transaction affected Fremont General Credit Corporation ("FGCC"), the downstream holding company subsidiary that holds the Company's thrift and loan subsidiary, Fremont Investment & Loan. The April 1, 2000 conversion transaction impacted Fremont Compensation Insurance Group, Inc. ("FCIG"), which is the downstream holding company subsidiary that holds the Company's insurance company subsidiaries. With these debt conversions, beginning January 1, 2000, and to a larger extent April 1, 2000, the Company's unallocated corporate interest expense is, and will continue to be, higher. After these conversions, there is no affiliate debt due from the Company's downstream holding company subsidiaries. (See "Liquidity and Capital Resources.")

     Income tax expense (benefits) of $3.0 million and $(140.3) million for the three and nine months ended September 30, 2000, represents effective tax rates of 32% and 35.5%, respectively, on income (loss) before taxes and extraordinary item of $9.2 million and $(394.8) million for the same respective periods. The effective tax rates for both periods presented are different than the federal enacted tax rate of 35%, due mainly to tax exempt investment income, which either reduces the Company's taxable income or increases the Company's taxable loss. Partially offsetting this condition are higher state income tax provisions within the Company's financial services operation and tax exempt intangible amortization, which is excluded from deductible expenses. As the Company is currently in a net loss carryover condition, the entire income tax benefit in the nine months ended September 30, 2000 has been recognized as a deferred tax asset, which totals $369.2 million at September 30, 2000. In the Company's opinion, the deferred tax assets will be fully realized through future taxable income and no valuation allowance is considered necessary.

PROPERTY AND CASUALTY INSURANCE OPERATION

     The following table presents information for the three and nine month periods ended September 30, 2000 and 1999 with respect to the Company's property and casualty insurance operation:

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                        -----------------------     -------------------------
                                                           2000         1999           2000           1999
                                                        ---------    ----------     -----------     ---------
                                                                       (THOUSANDS OF DOLLARS)

Revenues ............................................   $ 281,557    $  244,217     $   903,632     $ 696,868
Expenses ............................................     287,936       348,578       1,335,777       716,749
                                                        ---------    ----------     -----------     ---------
Loss Before Taxes ...................................   $  (6,379)   $ (104,361)    $  (432,145)    $ (19,881)
                                                        =========    ==========     ===========     =========


     PREMIUMS. Insurance premiums from the Company's property and casualty insurance operations were $249.8 million and $798.5 million in the three and nine month periods ended September 30, 2000, as compared to $207.8 million and $575.8 million for the same respective periods in 1999. The increase in premiums in the nine months ended September 30, 2000 is due primarily to the combined effects of: i) an expansion in the Company's premium base through new business development since September 30, 1999 and extending through the end of calendar year 1999, ii) premium rate increases which the Company began implementing during the second half of 1999 and accelerated in the nine months ended September 30, 2000, iii) lower reinsurance costs beginning January 1, 2000, and
iv) additional premiums earned in the three months ended June 30, 2000 under certain expired retrospectively rated workers' compensation insurance policies. The increase in premiums in the three months ended September 30, 2000 as compared to the same prior year period is due primarily to lower reinsurance costs, offset modestly by a small decrease in gross written premium to $287.0 million from $291.1 million for the three months ended September 30, 2000 and 1999, respectively.

     Using estimated annual premiums on policies in effect at September 30, 2000 and 1999 (referred to as "inforce premiums"), the Company's gross inforce premiums have decreased 10% to $881.5 million at September 30, 2000 from $982.4 million at September 30, 1999. Additionally, the concentration of the Company's gross inforce premium in California and Illinois experienced a reduction to 54% at September 30, 2000 from 61% at September 30, 1999. As a consequence of the Company's gross loss and LAE reserve actions in the second quarter ended June 30, 2000, the Company's operating leverage of its premium writings to its statutory insurance surplus has increased to levels outside of industry and statutory guidelines. The Company intends to take appropriate actions to reduce its premium writings in order to decrease this operating leverage to be within industry and statutory guidelines. The Company therefore expects premiums to be lower in the future.

     During the nine months ended September 30, 2000, the Company achieved premium rate increases across all of its national geographic regions. On a weighted average basis, these increases averaged 17.7% on a consolidated basis. These premium rate increases are a continuation of efforts by the Company, which began in the second half of 1999, to further strengthen its premium rate levels. These actions, coupled with selective underwriting by the Company, have resulted in a reduction of new business development in the nine months ended September 30, 2000 as compared to the same prior year period. This is evidenced by the fact that the new business written by the Company in the nine months ended September 30, 2000 and 1999 represented only 2.9% and 9.4% of the approximate $4.6 billion and $3.9 billion, respectively, in estimated annual premiums submitted to the Company for underwriting consideration. The Company's commitment to strengthening its premium rate levels, among other things, has also resulted in a reduction in renewal business and contributed to further reductions in the Company's gross inforce premiums in October 2000 to $802.2 million from $1.034 billion at December 31, 1999.

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

     NET INVESTMENT INCOME. Net investment income within the property and casualty insurance operation was $33.0 million and $104.1 million in the three and nine months ended September 30, 2000, as compared to $36.3 million and $115.6 million in the same respective periods in 1999. Lower investment income was due mainly to lower average invested assets in the three and nine months ended September 30, 2000, as compared to the same prior year periods. The lower average invested assets resulting primarily from higher ceded reinsurance costs in 1999 and claim payments.

     LOSS AND LOSS ADJUSTMENT EXPENSE. The property and casualty insurance operation's loss and LAE incurred was $200.4 million and $1.053 billion for the three and nine month periods ended September 30, 2000, as compared to $264.7 million and $480.3 million for the three and nine month periods ended September 30, 1999. In addition, the ratio of these losses and LAE to property and casualty insurance premiums earned ("loss ratio") was 80.6% and 132.3% for the three and nine months ended September 30, 2000, respectively, versus 127.4% and 83.4% for the same respective periods in 1999. The lower loss ratio in the three months ended September 30, 2000 as compared to the same prior year quarter is due primarily to an increase in the incurred loss and LAE in the three months ended September 30, 1999 that resulted from the adverse effect of a lower than expected level of certain reinsurance recoverables than had been actuarially predicted at the inception of certain reinsurance agreements. (See "Special Discussion Concerning Reinsurance
Transactions and Reserve Adjustments Recognized in 1999" following.) The significant increase to loss and LAE incurred in the nine months ended September 30, 2000 resulted mainly from the combined effects of significant increases in the Company's gross loss and LAE reserves under workers' compensation insurance policies effective in or prior to 1999, which were recognized by the Company prior to the third quarter of 2000, and lower reinsurance recoveries in the nine months ended September 30, 2000. See further discussion following.

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

     In addition to the previously discussed gross loss and ALAE reserve increase, the Company strengthened its ULAE reserves by $50 million in the three months ended June 30, 2000. Similar to the Company's observations concerning its gross loss and ALAE reserves, the Company observed increased variability among actuarial indications of its ULAE reserves. The Company determined its reserve action after reviewing indications from two independent actuarial reviews, as well as a review of both internal data and available industry information related to claim administration costs.

     Effective for workers' compensation insurance policies incepting January 1, 2000 and after, and until April 1, 2000, the Company's reinsurance limits were significantly reduced through the expiration at December 31, 1999 of certain low-level reinsurance contracts. The reinsurance "attachment point" was increased from $50,000 per loss occurrence prior to January 1, 2000 to $1 million per loss occurrence on January 1, 2000 and after. Effective April 1, 2000, the Company purchased additional reinsurance that lowered the attachment point to $250,000 per loss occurrence. The Company anticipates that these changes in the Company's reinsurance program at January 1, 2000 and April 1, 2000 will have the net effect of lowering the total amount of reinsurance recoveries in calendar year 2000 as compared to calendar year 1999. Lower amounts of reinsurance recoveries have been recognized in the three and nine months ended September 30, 2000 as compared to the same prior year periods. (See "Premiums.")

     SPECIAL DISCUSSION CONCERNING REINSURANCE TRANSACTIONS AND RESERVE ADJUSTMENTS RECOGNIZED IN 1999. For the year ended December 31, 1999 and resulting from Company actions taken after June 30, 1999, the Company's property and casualty insurance operation recorded a loss before taxes from continuing operations of $116.2 million ($104.4 million loss before taxes in the three months ended September 30, 1999). This loss resulted primarily from the combined adverse effect on incurred loss and LAE of a lower than expected level of reinsurance recoverables than had been actuarially predicted at inception, coupled with the Company's recognition of the settlement agreement with Reliance Insurance Company ("Reliance") under a reinsurance contract that was in effect from January 1, 1998 through December 31, 1999.

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

     Also contributing to the Company's loss before taxes in the fourth quarter of 1999 was the recognition of $75 million in lower reinsurance recoverables on the 1998 and 1999 accident years pursuant to a settlement agreement entered into on February 28, 2000 between the Company and Reliance under a reinsurance contract that was in effect from January 1, 1998 through December 31, 1999. Under the settlement agreement, the Company received approximately $102 million in cash and no longer has any involvement with the Reliance workers' compensation reinsurance programs brokered for Reliance by Unicover Managers, Inc. The Company evaluated the adequacy of the expected cash settlement under the agreement with the assistance of an independent actuarial analysis of the expected losses and loss adjustment expenses to be paid under the Reliance reinsurance contract after December 31, 1999. A range of expected loss payments was estimated and then discounted to a present value basis using investment yields considered appropriate. Based on these indications, the cash settlement is within the range of present values. The $75 million decrease in reinsurance recoverables represents primarily the adjustment necessary to bring the estimated reinsurance recoverables relating to the 1998 and 1999 accident years under the reinsurance contract with Reliance to a present value basis at December 31, 1999.

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

     POLICY ACQUISITION COSTS AND OTHER OPERATING COSTS AND EXPENSES. The ratio of policy acquisition costs and other operating costs and expenses to insurance premiums is referred to as the expense ratio. The Company's expense ratio was
31.8% and 29.0% for the three and nine months ended September 30, 2000, as compared to 32.8% and 33.5% for the same respective periods in 1999. The decrease in the expense ratio in the nine month period ended September 30, 2000 is due mainly to increases in the premium base resulting from both lower reinsurance premiums ceded beginning January 1, 2000 and additional premiums earned in the three months ended June 30, 2000 under certain expired retrospectively rated workers' compensation insurance policies. (See "Premiums.")

     As stated previously, the Company intends to reduce its workers' compensation premium writings in response to the increased operating leverage that resulted primarily from the Company's gross loss and LAE reserve actions in the second quarter ended June 30, 2000. (See "Premiums.") Consequently, the premium base used to calculate the expense ratio is expected to decrease in the future. Additionally, policy acquisition costs are expected to vary directly with the intended premium decreases. Other operating costs and expenses however, do not typically vary directly with the premium level changes. In an effort to keep these expenses in line with its premium base, the Company has reduced its property and casualty insurance segment work force by approximately 12% during the third quarter ended September 30, 2000. However, the Company cannot be certain that it will be able to continue to reduce expenses at the same rate as its premium base decreases and thereby prevent the expense ratio from increasing in the future. (See "Subsequent Events.")

     DIVIDENDS TO POLICYHOLDERS. The Company's policyholder dividend ratio was 2.4% and 4.8% for the three and nine months ended September 30, 2000, respectively, as compared to 3.6% and 3.5% for the same respective periods in 1999. The significant increase in the policyholder dividend ratio in the nine month period ended September 30, 2000 is due mainly to a non-recurring adjustment of $20 million recognized prior to the third quarter of 2000 to increase the Company's liability for dividends to policyholders ("PHD"). The increase in the Company's PHD liability relates to workers' compensation insurance policies that are "participating", which obligates the Company to consider the payment of dividends. Although the substantial majority of the Company's workers' compensation insurance policies within its primary regions of California and Illinois are written as "non-participating" and thereby do not obligate the Company to consider the payment of dividends, the Company does write "participating" business in other states. During the three months ended June 30, 2000 and primarily for those participating insurance policies written by the Company in its midwest and eastern regions, the Company refined its model used in estimating its ultimate PHD liability. The majority of the Company's participating insurance policies are written in its midwest and eastern regions. As a result of this refinement, the Company determined that the loss experience under these participating insurance policies was lower than previously estimated, thereby resulting in an increase in PHD liability.

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

     The Company's workers' compensation insurance business competes in a market characterized by competition on the basis of price and service. In addition, state regulatory changes could affect competition in the states where the Company transacts business. Although the Company has been one of the largest writers of workers' compensation insurance in the nation, certain of its competitors are larger and have greater resources than Fremont. As stated previously, the Company intends to reduce its workers' compensation premium writings in response to the increased operating leverage that resulted primarily from the Company's gross loss and LAE reserve actions in the second quarter ended June 30, 2000. (See "Premiums.") Consequently, the Company cannot be certain that it will continue to maintain its market share in the future or that the Company will be able to obtain adequate pricing for its insurance products. Over the past several years, the Company has observed a reduction in the number of competitors resulting from the consolidation of companies into other entities, companies who are forced to terminate underwriting activities through regulatory actions by state insurance authorities, as well as from companies electing to reduce or discontinue the writing of workers' compensation insurance in certain jurisdictions.

     The Company's workers' compensation insurance operations are concentrated in California and Illinois, with approximately 54% of the Company's gross premium inforce being located in these two states as of September 30, 2000. Because of this concentration, the Company's financial position and results of operations have been and are expected to continue to be influenced by general trends in the respective states' economies, and in particular, the condition of the workers' compensation insurance market within each state. The impact of unfavorable economic conditions, legislation, regulatory restriction and supervision, and other trends within these two states may result in greater uncertainty and volatility in the Company's business operations and could adversely affect the results of the Company's operations and its financial condition more than if the Company's premium had been originated with more geographic diversification.

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

     Illinois began operating under an open rating system in 1982 and California began operating under such a system effective January 1, 1995. Generally, in an open rating system, workers' compensation insurance companies are provided with advisory premium rates (expected losses and expenses) or loss costs (expected losses only) which vary by job classification. Each insurance company sets its base rates to reflect its particular loss experience and operating costs. Although insurance companies are not required to adopt such advisory premium rates, companies in Illinois generally follow such rates. However, insurance companies in California have, since the adoption of an open rating system, generally set their premium rates below such advisory rates. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the California Department of Insurance were the minimum rates that could be charged by an insurance carrier. The repeal of the minimum rate law has resulted in lower premiums and profitability on the Company's California workers' compensation insurance policies due to increased price competition. Beginning in the second half of 1999 and continuing in the first nine months of 2000 however, the Company observed a lessening of price competition in its primary regions of California and Illinois. It is uncertain however, whether the observed lessening in the competitive environment and the Company's ability to increase premium rates will continue.

     DISCONTINUED OPERATIONS. In the third quarter ended September 30, 1999 the Company incurred a net loss of $25 million to recognize the contribution of additional assets to the Company's discontinued insurance operations. The additional assets were considered necessary as the Company observed an increase in reported asbestos and environmental claims in excess of previous estimates. The Company's discontinued insurance operations consist primarily of assumed treaty and facultative reinsurance business that was discontinued between 1986 and 1991. In 1990, the Company established a management group to actively manage the liquidation of this business. The liabilities associated with this business are long term in duration and, therefore, the Company continues to be subject to claims being reported. Claims under these reinsurance treaties include professional liability, product liability and general liability which include environmental and asbestos claims.

FINANCIAL SERVICES OPERATION

     The Company's financial services operations are principally engaged in commercial and residential real estate lending, and investing in syndicated loans. Revenues consist principally of interest income and, to a lesser extent, gains on whole loan sales, fees and other income. Prior to the December 20, 1999 sale of the Company's commercial finance subsidiary, the Company provided commercial finance loans, primarily secured by accounts receivable, inventory, and machinery and equipment, to small and middle market companies on a nationwide basis.

     During the third quarter ended September 30, 2000 the Company sold substantially all of its insurance premium finance loan portfolio and no longer offers this loan product. This transaction allows the Company to focus its financial services resources on its core lending products of commercial and residential real estate loans and syndicated loans. The impact of this sale on the Company's operating results was not material.

     The following table presents information for the three and nine month periods ended September 30, 2000 and 1999 with respect to the Company's financial services operations:

                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                         -----------------------     -----------------------
                                                            2000          1999         2000          1999
                                                         ---------     ---------     ---------     ---------
                                                                        (THOUSANDS OF DOLLARS)

Revenues .............................................   $ 107,712     $ 105,277     $ 304,131     $ 286,627
Expenses .............................................      79,581        87,860       232,098       235,542
                                                         ---------     ---------     ---------     ---------
Income Before Taxes ..................................   $  28,131     $  17,417     $  72,033     $  51,085
                                                         =========     ========      =========     =========


     Revenues increased 2.3% and 6.1% in the three and nine month periods ended September 30, 2000, respectively, as compared to the same respective periods in 1999, due primarily to greater loan interest revenue attributable to a higher loan portfolio yield and to the growth in the total average loan portfolio of the Company's thrift and loan subsidiary, Fremont Investment & Loan (the "thrift"). Excluding the Company's commercial finance subsidiary which was sold in December 1999, the average loan portfolio (including loans held for sale) grew to $3.82 billion and $3.70 billion in the three and nine months ended September 30, 2000 from $3.39 billion and $2.92 billion in the same respective prior year periods. Also contributing to the increased revenues were gains on residential real estate whole loan sales of $3.7 million and $8.6 million in the three and nine months ended September 30, 2000 as compared to gains (losses) of $(389,000) and $238,000 in the same respective prior year periods. Investment income increased to $4.9 million and $12.8 million versus $2.3 million and $6.8 million for the three and nine months ended September 30, 2000 and 1999, respectively.

     Income before taxes in the financial services operation was $28.1 million and $72.0 million for the three and nine month periods ended September 30, 2000, as compared to $17.4 million and $55.1 million for the same respective periods of 1999. The increase in income before taxes was due to the previously described growth in the thrift's total average financial services loan portfolio, an increase in the net yield earned on the loan portfolio, higher gains on residential real estate whole loan sales, higher investment income, lower operating expenses, and a lower provision for loan losses. Partially offsetting these increases was a decrease in income before taxes due to the previously described sale of the Company's commercial finance subsidiary in December 1999.

     The following table identifies the interest income, interest expense, average interest bearing assets and liabilities, and interest margins for the Company's financial services operations:

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                   ------------------------------------------------------------------------------
                                                                    2000                                   1999
                                                   -------------------------------------     ------------------------------------
                                                     AVERAGE                     YIELD/        AVERAGE                    YIELD/
                                                     BALANCE       INTEREST      COST (1)      BALANCE        INTEREST    COST (1)
                                                   -----------     ---------     -------     -----------     ---------    -------
                                                                      (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest earning assets (2) :
  Commercial real estate loans .................   $ 2,530,686     $ 192,829       10.18%    $ 2,020,855     $ 138,438      9.16%
  Residential real estate loans (3) ............       756,859        54,836        9.68         737,837        50,120      9.08
  Syndicated loans .............................       340,530        25,062        9.83         472,247        31,586      8.94
  Insurance premium finance loans ..............        71,466         5,974       11.17          59,419         4,709     10.60
  Commercial finance loans .....................             -             -           -         525,558        42,761     10.88
  Investments ..................................       261,719        12,754        6.51         177,133         6,812      5.14
                                                   -----------     ---------                 -----------     ---------
    Total interest bearing assets ..............   $ 3,961,260     $ 291,455        9.83%    $ 3,993,049     $ 274,426      9.19%
                                                   ===========     =========                 ===========     =========

Interest earning liabilities:
  Time deposits ................................   $ 2,918,063     $ 130,091        5.96%    $ 2,006,256     $  79,839      5.32%
  Savings deposits .............................       666,886        27,359        5.48         643,327        23,922      4.97
  Debt with banks
    and other institutions .....................         5,164           248        6.41         332,657        13,791      5.54
  Securitization obligation ....................             -             -           -         590,385        23,179      5.25
  Debt from affiliates .........................             -             -           -         113,718         5,833      6.86
  Other ........................................         2,329            36        2.06          35,707         2,403      9.00
                                                   -----------     ---------                 -----------     ---------
    Total interest earning liabilities .........   $ 3,592,442     $ 157,734        5.86%    $ 3,722,050     $ 148,967      5.35%
                                                   ===========     =========                 ===========     =========

Net interest income ............................                   $ 133,721                                 $ 125,459
                                                                   =========                                 =========

Percent of average interest-earning assets:
  Interest income ..............................                                   9.83%                                   9.19%
  Interest expense .............................                                   5.32%                                   4.99%
                                                                                 -------                                  ------
    Net interest margin ........................                                   4.51%                                   4.20%
                                                                                 =======                                  ======
-------------------------

(1)  Annualized
(2)  Average loan balances include non-acccrual loan balances
(3)  Includes loans held for sale

     The margin between the Company's interest income and cost of funds increased in the nine months ended September 30, 2000 as compared to the same period of 1999, due primarily to an increase in the net yields on commercial real estate and syndicated loans, offset partially by a decrease in net yields on residential real estate loan, and a decrease in net yields resulting from the sale of the Company's commercial finance subsidiary, which had experienced net yields in excess of the total consolidated loan portfolio net yield of 4.20% in the nine month period ended September 30, 1999.

     Loans Receivable and Reserve Activity. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:


                                                    SEPTEMBER 30,              DECEMBER 31,
                                                        2000                      1999
                                               ---------------------      ---------------------
                                                                % OF                       % OF
                                                  AMOUNT       TOTAL         AMOUNT       TOTAL
                                               -----------     -----      -----------     -----
                                                   (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Term loans:
  Commercial real estate loans .............   $ 2,695,467        82%     $ 2,332,880        75%
  Syndicated loans .........................       324,530        10          322,715        10
  Residential real estate loans ............       265,387         8          388,297        13
  Insurance premium finance loans ..........         2,041         -           64,596         2
                                               -----------     -----      -----------     -----
    Total term loans .......................     3,287,425       100        3,108,488       100
                                               -----------     -----      -----------     -----
Revolving loans:
  Syndicated loans .........................         5,463         -            8,990         -
                                               -----------     -----      -----------     -----
    Total loans receivable (1) .............     3,292,888       100        3,117,478       100
Less allowance for loan losses .............       (62,816)        2          (56,494)        2
                                               -----------     -----      -----------     -----
  Net loans receivable .....................   $ 3,230,072        98%     $ 3,060,984        98%
                                               ===========     =====      ===========     =====
------------------

(1) Total loans receivable do not include loans held for sale.


     The following table illustrates the maturities of the Company's loans receivable:

                                                                  MATURITIES AT SEPTEMBER 30, 2000
                                                       -------------------------------------------------------
                                                         1 TO 24        25 - 60      OVER 60
                                                         MONTHS         MONTHS        MONTHS          TOTAL
                                                       -----------     ---------     ---------     -----------
                                                                         (THOUSANDS OF DOLLARS)


Term loans -- variable rate ........................   $ 1,432,483     $ 794,326     $ 524,758     $ 2,751,567
Term loans -- fixed rate ...........................        57,283       102,504       376,071         535,858
Revolving loans -- variable rate ...................             -         4,880           583           5,463
                                                       -----------     ---------     ---------     -----------
              TOTAL ................................   $ 1,489,766     $ 901,710     $ 901,412     $ 3,292,888
                                                       ===========     =========     =========     ===========

     The Company monitors the relationship of fixed and variable rate loans and interest bearing liabilities in order to minimize interest rate risk.

     The Company originates both commercial and residential real estate loans outside of California. The Company seeks portfolio growth outside of California in order to achieve greater geographic diversity in its loan portfolio and thereby lessen the Company's exposure to regional economic conditions. The total amount of commercial and residential real estate loans outstanding on properties located outside of California at September 30, 2000, including loans held for sale, was $1.3 billion and $390 million, respectively.

     The following table describes the asset classifications, loss experience and reserve reconciliation of the financial services operation as of or for the nine month periods ended as shown below:

                                                                             SEPTEMBER 30,
                                                                     ---------------------------
                                                                        2000            1999 (1)
                                                                     -----------     -----------
                                                                     (THOUSANDS OF DOLLARS,
                                                                         EXCEPT PERCENTS)

Non-accrual loans ................................................   $    55,212     $    28,506
Real estate owned ("REO") ........................................         7,743           9,570
                                                                     -----------     -----------
Total non-performing assets ......................................   $    62,955     $    38,076
                                                                     ===========     ===========
Accrual loans 90 days past due ...................................   $     2,929     $     2,654
                                                                     ===========     ===========

Beginning allowance for loan losses ..............................   $    56,494     $    56,346
Provision for loan losses ........................................        10,167          16,780
Reserves established with portfolio acquisitions .................             -             542
Charge-offs:
  Commercial real estate loans ...................................         2,915             532
  Residential real estate loans ..................................           951             955
  Syndicated loans ...............................................             -           1,300
  Insurance premium finance loans ................................           111              75
  Commercial finance loans .......................................             -           2,858
                                                                     -----------     -----------
    Total charge-offs ............................................         3,977           5,720
                                                                     -----------     -----------
Recoveries:
  Commercial real estate loans ...................................            44              74
  Residential real estate loans ..................................            68              52
  Syndicated loans ...............................................            13               -
  Insurance premium finance loans ................................             7              15
  Commercial finance loans .......................................             -              52
                                                                     -----------     -----------
    Total recoveries .............................................           132             193
                                                                     -----------     ----------
Net charge-offs ..................................................         3,845           5,527
                                                                     -----------     -----------
Ending allowance for loan losses .................................   $    62,816     $    68,141
                                                                     ===========     ===========


Allocation of allowance for loan losses:
  Commercial real estate loans ...................................   $    50,530     $    41,000
  Residential real estate loans ..................................         6,936           7,087
  Syndicated loans ...............................................         5,310           9,272
  Insurance premium finance loans ................................            40             540
  Commercial finance loans .......................................             -          10,242
                                                                     -----------     -----------
    Total allowance for loan losses ..............................   $    62,816     $    68,141
                                                                     ===========     ===========

Total loans receivable before allowance for loan losses ..........   $ 3,292,888     $ 3,724,288
Average total loans receivable (2) ...............................     3,699,541       3,692,840
Net charge-offs to average total loans receivable (annualized) ...          0.14%           0.20%
Non-performing assets to total loans receivable plus REO .........          1.91%           1.02%
Allowance for loan losses to total loans receivable ..............          1.91%           1.83%
Allowance for loan losses to non-performing assets ...............          99.8%          179.0%
Allowance for loan losses to non-performing
  assets and accrual loans 90 days past due ......................          95.3%          167.3%

-------------------------

(1) Includes the Company's commercial finance subsidiary which was sold in December 31, 1999.
(2) Includes loans held for sale.

     Although non-performing assets increased to $63.0 million at September 30, 2000 from $38.1 million at September 30, 1999, the non-performing asset level at September 30, 2000 continues to be within industry benchmarks and is not considered unusual by the Company. The Company's net charge-offs to average total loans receivable continues to be low at 0.14% and 0.20% (annualized) for the nine months ended September 30, 2000 and 1999, respectively. Furthermore, this continued low loan loss experience, coupled with modest loan portfolio growth versus significant loan portfolio growth in the nine months ended
September 30, 2000 and 1999, respectively, resulted in a lower provision for loan losses in the nine months ended September 30, 2000.

     RESIDENTIAL REAL ESTATE LOAN SECURITIZATIONS. The Company's residential real estate operation began a program in 1999 of selling loans through securitization. In the nine months ended September 30, 1999, the Company completed three securitizations totaling approximately $1.4 billion in residential real estate loans. No securitizations were completed in the nine months ended September 30, 2000. At September 30, 2000 and 1999, the Company had approximately $1.12 billion and $1.23 billion, respectively, in residential real estate loans under securitization which are not included in the Company's balance sheet.

     In the Company's securitizations, the Company sells residential real estate loans to a special purpose entity, which is established for the limited purpose of purchasing the loans and issuing interest bearing securities that represent interests in the loans. The securitization is treated as a sale and the loans sold are removed from the Company's balance sheet. The securities issued to third party investors are collateralized by the underlying pool of residential real estate loans. The investors and the special purpose entity have no recourse to the Company for failure of the residential loan borrowers to pay when due. The Company retains a residual interest, which represents the right to receive certain future cash flows which are generally equal to the value of the principal and interest to be collected on the loans in excess of: (i) the principal and interest to be paid on the securities; and (ii) various contractual net servicing fees and other expenses. Most of the Company's residual interests, however, are generally restricted until investors and other expenses have been paid or otherwise are subordinate to investor's interests. Upon completion of the securitization, the Company records its residual interests as an asset on the balance sheet. Gains or losses on a securitization are based on the estimated fair value of the proceeds from the sale, net of related transaction costs and the allocated carrying value of the loans sold. Fair value is determined by computing the net present value of the estimated cash flows retained, using the dates that such cash flows are expected to be released to the Company (the cash-out method), at a discount rate considered commensurate with the risks associated with the cash flows. The amounts and timing of the cash flows are estimated after considering various economic factors and other factors, including prepayment speeds and delinquency, default and loss rates. The outstanding balance of the Company's residual interests at September 30, 2000 was $54.7 million. Since the value of the residual interests is subject to substantial credit, prepayment, and interest rate risks on the loans sold, the Company recognized no gain on the residual interests it retained. However, income may be recognized in future periods if the credit, prepayment, and interest rate risk factors develop more favorably than the Company's original assumptions. (See "Variability of Operating Results.")

     VARIABILITY OF OPERATING RESULTS. During periods when economic conditions are unfavorable, the Company's financial services businesses may not be able to originate new loan products or maintain the credit quality of its finance receivables at previously attained levels, both in its portfolio and for those loans that have been securitized. This may result in increased levels of non-performing assets and net credit losses. Changes in market interest rates, or in the relationships between various interest rates could cause the Company's interest margins to be reduced and may result in significant changes in the prepayment patterns of the Company's finance receivables. These risk factors could adversely affect the value of the Company's loans and their related collateral, as well as, the valuation of the residual interests in the Company's securitized loans, both of which could adversely affect the Company's results of operations and financial condition. For example, the Company has recognized in the three and nine months ended September 30, 2000 $3.8 million and $5.2 million, respectively, in losses associated with a reduction in the valuation of its residual interests in securitized loans.

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

     The Company's financial services businesses compete in markets that are highly competitive and are characterized by factors that vary based upon product and geographic region. The markets in which the Company competes are typically characterized by a large number of competitors who compete based primarily upon price, terms and loan structure. The Company primarily competes with banks and mortgage and finance companies, many of which are larger and have greater financial resources than the Company. The competitive forces of these markets could adversely affect the Company's net interest income, loan origination volume or net credit losses.

     While the Company attempts to diversify its loan origination by geographic region, the Company's geographic concentration of commercial and residential real estate loans in California may subject its loan portfolio and securitized loans to higher rates of delinquencies, defaults and losses in an economic downturn in California than the rates experienced in loan portfolios having greater geographic diversity. At September 30, 2000, approximately half of the Company's commercial and residential real estate loans, both in its portfolio and those loans that have been securitized, were collateralized by properties located in California. Adverse events in California, such as real estate market declines or the occurrence of natural disasters upon property located therein, may have a more significant adverse effect upon the Company's operating results and financial condition than if a higher percentage of its loans were collateralized by properties located outside California.

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

     For additional information regarding market risk, see the discussion set forth under the subheadings "Property and Casualty Insurance Operations Interest Rate Risk," "Financial Services Operations Interest Rate Risk" and "Fremont General Corporation (Parent-only)-Interest Rate Risk" in Management's Discussion and Analysis in the Company's 1999 Annual Report on Form 10-K. No material changes in market risk have occurred in the quarter ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The property and casualty insurance operation must have cash and liquid assets available to meet its obligations to policyholders in accordance with contractual obligations, in addition to having the funds available to meet ordinary operating costs. The operation has several sources of funds to meet its obligations, including cash flow from operations, recoveries from reinsurance contracts and investment securities. By statute, the majority of the cash from the operation is required to be invested in investment grade securities to provide protection for policyholders. The Company invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's investment portfolio had an unrealized loss before tax of $102.2 million and $106.3 million at September 30, 2000 and December 31, 1999, respectively.

     The Company's thrift and loan subsidiary finances its lending activities through customer deposits, which have grown to $3.83 billion at September 30, 2000 from $3.42 billion at December 31, 1999. Additionally, beginning in 1999, the Company financed certain of its residential real estate loans through securitization. During 1999, the Company sold approximately $1.41 billion of residential real estate loans in three securitizations. There were no securitizations completed in the nine months ended September 30, 2000. The thrift is also eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"), which financing is available at varying rates and terms. As of September 30, 2000, $534 million was available under facilities from the FHLB with no amounts outstanding. Additionally in 1999, the thrift obtained a line of credit with the Federal Reserve Bank of San Francisco, and at September 30, 2000 had a borrowing capacity of $206 million, with no amounts outstanding.

     As a holding company, Fremont General Corporation ("the holding company") pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, management fees paid by its subsidiaries and dividends paid by its subsidiaries. Stockholders' dividends declared aggregated $13.7 million and $16.3 million in the nine months ended September 30, 2000 and 1999, respectively. Several of the Company's subsidiaries are subject to certain statutory and regulatory restrictions that restrict their ability to distribute dividends to the holding company. Based on available liquidity at September 30, 2000, the Company does not currently anticipate the need for any dividends from its subsidiaries for the remainder of the calendar year. Additionally, in August 2000 the holding company cancelled its syndicated bank line, which had permitted borrowings of up to $225 million. The Company had no borrowings under the facility at the date of cancellation and the size and structure of the facility was no longer considered appropriate for the holding company's requirements. The holding company is considering the need for a new credit facility that would more closely address its current liquidity requirements.

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

     On March 17, 1999, Fremont General Corporation issued $425 million of Senior Notes consisting of $200 million of 7.7% Senior Notes due 2004 and $225 million of 7.875% Senior Notes due 2009. Net proceeds from the Senior Notes were used to repay all indebtedness outstanding under a revolving line of credit and for general corporate purposes, including working capital. The Senior Notes were offered in a private placement to qualified institutional buyers and a limited number of institutional accredited investors. The Company subsequently filed a
Registration Statement on Form S-4, which was declared effective by the Securities and Exchange Commission on May 11, 1999, in connection with an exchange offer by the Company and the issuance of an equal principal amount of exchange notes upon tender of the initial $425 million of Senior Notes. The exchange notes consist of $200 million of 7.70% Series B Senior Notes due 2004 and $225 million of 7.875% Series B Senior Notes due 2009. The form and terms of the exchange notes are substantially identical to those of the initial notes, except that the exchange notes have been registered under the Securities Act. As of June 11, 1999, the closing date for the exchange offer, all outstanding Senior Notes had been exchanged for Series B Senior Notes. During the three and nine months ended September 30, 2000 the Company purchased $13.0 million and $19.3 million, respectively, in principal amount of its 7.7% Series B Senior Notes. The cost to the Company was approximately $6.1 million, and $8.8 million, respectively, resulting in an extraordinary gain before taxes of $6.9 million and $10.5 million, respectively ($4.3 million and $6.5 million, respectively, after taxes). The after-tax gain is reported as an extraordinary item in the accompanying Consolidated Statements of Operations.

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

     During 1999, an aggregate $3.7 million principal amount at maturity of Liquid Yield Option (TM) Notes due October 12, 2013 (Zero Coupon-Subordinated) ("LYONs") were converted into 141,000 shares of Fremont General Corporation's common stock. The effect of these conversions was an increase in stockholders' equity and a decrease in long-term debt of $1.7 million. During 1998, an aggregate $21.0 million principal amount at maturity of LYONs were converted into 809,000 shares of Fremont General Corporation's common stock. The effect of the conversions was an increase in stockholders' equity and a decrease in long-term debt of $10 million. There were no conversions of LYONs in the nine months ended September 30, 2000. However, in September 2000 the Company purchased $2.3 million aggregate principal amount of LYONs with a carrying value of $1.2 million. The cost to the Company was approximately $500,000, resulting in an extraordinary gain before taxes of $600,000 ($400,000 after taxes).

     Net cash used in operating activities was $22.8 million and $182.9 million in the nine months ended September 30, 2000 and 1999, respectively. The decrease in net cash used in operating activities was due primarily to an increase in claims and policy liabilities, net of reinsurance recoverables in the first nine months of 2000 versus a decrease in these net liabilities in the first nine months of 1999, and a smaller change in residual interests in securitized loans resulting from the fact that no securitizations were completed in the nine months ended September 30, 2000. The significant net change in residual interests in securitized loans in the nine months ended September 30, 1999 was due primarily to the cash used to establish such residual interests pursuant to three securitizations completed in the nine months ended September 30, 1999. (See "Results of Operations - Financial Services - Residential Real Estate Loan Securitizations.") Offsetting these decreases in cash used in operating activities were the combined effects of: i) the decrease in income from continuing operations; ii) an increase in deferred income tax benefits; iii) an increase in premiums receivable and agent's balances and reinsurance recoverable on paid losses; and iv) an increase in the change in other assets and liabilities. The increase in deferred income tax benefits results mainly from the Company continuing to be in a net operating loss carryover position as of September 30, 2000. As such, substantially all income tax benefits recognized by the Company in the nine months ended September 30, 2000 were recorded to the deferred tax accounts and served to further increase the Company's tax effect of its net operating loss carryover established as of December 31, 1999. The increase in premiums receivable and agent's balances and reinsurance recoverable on paid losses included an increase in reinsurance recoverables on paid losses under certain low level reinsurance agreements which were in effect primarily for the 1998 and 1999 accident years. The increase in the change in other assets and liabilities is due mainly to reductions in the Company's reinsurance costs beginning January 1, 2000 which resulted in a significant reduction in reinsurance premiums payable. (See "Results of Operations - Property and Casualty Insurance Operation.")

     As discussed earlier, the increase in net claims and policy liabilities is due mainly to the $450 million gross loss and LAE reserve actions in the quarter ended June 30, 2000. Also, to a lesser extent, this increase is attributable to a reduction in reinsurance recoverables in the nine months ended September 30, 2000 as compared to an increase in the first nine months of 1999. (See "Results of Operations - Property and Casualty Insurance Operation - Loss and Loss Adjustment Expense.")

     Net cash used in investing activities was $305.9 million and $893.0 million in the nine months ended September 30, 2000 and 1999, respectively. The decrease in net cash used in investing activities was due primarily to a reduction in loan originations and bulk purchases funded, net of receipts from repayments of loans and bulk sales of loans. The decrease in net loan originations is consistent with the Company's lower loan portfolio growth in the nine months ended September 30, 2000 as compared to strong loan portfolio growth in the same period of 1999. Partially offsetting this decrease was a decrease in investment securities sold, matured, or called, net of purchases and short-term investment activity. This decrease was due primarily to the combined effects of an increase in the thrift's liquidity investment portfolio in the nine months ended September 30, 2000 versus a decrease in this portfolio in the same prior year period, and a reduction in cash requirements within the property and casualty insurance operation during the nine months ended September 30, 2000 resulting from the receipt in March 2000 of approximately $102 million from Reliance in settlement of all obligations under a low-level reinsurance contract which expired December 31, 1999. (See "Results of Operations - Property and Casualty Insurance Operation - Loss and Loss Adjustment Expense.") In addition, the significant increase in short-term investments purchased, net of sales and maturities, is due primarily to the Company's preparations for the payment of reinsurance premiums under alternative reinsurance structures currently under consideration by the Company.

     Net cash provided by financing activities was $333.5 million and $1.24 billion for the nine months ended September 30, 2000 and 1999, respectively. The decrease in net cash provided by financing activities was due mainly to the combined effects of: i) a decrease in short-term borrowings, net of repayments, under the thrift's financing facility with the FHLB; ii) a reduction in long-term debt proceeds, net of repayments, which results mainly from the Company's issuance in the first quarter of 1999 of Senior Notes; and iii) a reduction in the growth of time deposits, which is consistent with the Company's lower loan portfolio in the nine months ended September 30, 2000 as compared to the same prior year period. Partially offsetting these decreases is a net increase from deferred compensation plans resulting mainly from the Company's Common Stock buyback program initiated by the Company in July 1999. The cash used by the Company in this buyback program decreased the net cash provided by financing activities in the nine months ended September 30, 1999.

     The amortized cost of the Company's invested assets was $2.33 billion and $2.31 billion at September 30, 2000 and December 31, 1999, respectively. The modest increase in invested assets is due primarily to an increase in the financial services operation's liquidity investment portfolio and the previously discussed receipt in March 2000 of approximately $102 million from Reliance, offset partially by the cash requirements within the property and casualty insurance operation.

     The FDIC has established certain capital and liquidity standards for its member institutions, and the Company's thrift was in compliance with these standards as of September 30, 2000.

     The Company believes that its existing cash, revenues from operations and other available sources of liquidity will be sufficient to satisfy its liquidity needs for at least the next twelve months.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial  Accounting  Standards  Board  ("FASB")  issued
Statement No. 133 ("FASB 133"), "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for the Company on January 1, 2001. FASB 133 requires that all derivatives and hedges be identified and recognized as either assets or liabilities and measured at fair value.

     The Company has reviewed its investment securities, loan portfolio, insurance contracts, debt and lease agreements and has determined that it has not entered into any applicable derivative, hedge or other off-balance sheet arrangements. In addition, the Company has concluded that it has not engaged in any applicable contracts with embedded derivative instruments. Therefore, the adoption of FASB 133, as amended, is not expected to have a significant effect on the Company's results of operations and financial position.

SUBSEQUENT EVENTS

     On November 8, 2000, the Company initiated an action to further reduce its property and casualty insurance operation's expenses in an effort to keep expenses in line with the expected reductions in its workers' compensation premium writings. The expected premium reductions are a consequence of increased operating leverage which resulted primarily from the Company's gross loss and
LAE reserve actions in the second quarter ended June 30, 2000. (See "Property and Casualty Insurance Operation - Premiums.") The Company's actions initiated on November 8, 2000 are expected to result in the closure of 17 of its 41
production  and  claims  servicing   offices  with  an  expected   reduction  of
approximately 275 positions or 15% of its property and casualty insurance operation work force as of September 30, 2000. Since June 30, 2000, the Company has reduced its property and casualty insurance operation work force by approximately 540 positions or 25% of its June 30, 2000 work force. These actions are intended not only to reduce the Company's operations in conjunction with the expected reductions in its premium writings, but also to take advantage of operating efficiencies that have been developed internally and through the outsourcing of certain claim processing functions.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This MD&A contains "forward looking statements" which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. These statements are not guarantees of future performance and there can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially and adversely from those projected as a result of significant risks, uncertainties and assumptions that are difficult to predict, including: inability to secure regulatory approvals or failure to otherwise consummate final terms and conditions of certain proposed reinsurance agreements, unanticipated adverse development of claims and the effect on loss reserves and overall financial performance of the Company, accuracy of projected loss reserves and reinsurance recoverables, effect of operating leverage on premium writings, the impact of competition and pricing environments, changes in demand for the Company's products, changes in interest rates, adverse residual interest developments relating to securitized loans, effect of the performance of financial markets on investment income and fair values of investments, the effect of general economic conditions, adverse state and federal legislation and regulations, changes in asset valuations, the effects of natural disasters and other events beyond our control and other factors. For a more detailed discussion of risks and uncertainties, see the Company's public filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward looking statements.


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

Item 3:           Defaults Upon Senior Securities.
                  None.

Item 4:           Submission of Matters to a Vote of Security Holders.
                  None.

Item 5:           Other Information.
                  None.

Item 6:           Exhibits,  Financial  Statement  Schedules and Reports on Form
                  8-K

     (a) Exhibits.

     EXHIBIT NO.                           DESCRIPTION
     -----------    ------------------------------------------------------------

         2.1 Stock Purchase Agreement, dated as of December 7, 1999 pertaining to the acquisition of FINOVA Capital Corporation of all the outstanding shares of Fremont Financial Corporation (Incorporated by reference to Exhibit No. 2.1 to Current Report on Form 8-K, as of December 20, 1999, Commission File Number 1-8007.)

         3.1 Restated Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1998, Commission File Number 1-8007.

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

     EXHIBIT NO.                           DESCRIPTION
     -----------    ------------------------------------------------------------


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

     EXHIBIT NO.                           DESCRIPTION
     -----------    ------------------------------------------------------------

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

     EXHIBIT NO.                           DESCRIPTION
     -----------    ------------------------------------------------------------


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

        10.14* Employment Agreement between the Company and Louis J. Rampino dated February 25, 2000. (Incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

        10.15* Employment Agreement between the Company and Wayne R. Bailey dated February 25, 2000. (Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

        10.16* Employment Agreement between the Company and Raymond G. Meyers dated February 25, 2000. (Incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

     EXHIBIT NO.                           DESCRIPTION
     -----------    ------------------------------------------------------------


        10.17* Management Continuity Agreement between the Company and John Donaldson dated April 1, 2000. (Incorporated by reference to
                    Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

        10.18* Management Continuity Agreement between the Company and Patrick E. Lamb dated April 1, 2000. (Incorporated by reference to Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

        10.19* Management Continuity Agreement between the Company and Alan Faigin dated April 1, 2000. (Incorporated by reference to
                    Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

        10.20* Management Continuity Agreement between the Company and Eugene E. McNany, Jr. dated April 1, 2000. (Incorporated by reference to Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

        10.21* Management Continuity Agreement among the Company, Fremont Investment & Loan and Murray L. Zoota dated May 15, 2000. (Incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007).

        10.22* Management Continuity Agreement among the Company, Fremont Investment & Loan and Gwyneth E. Colburn dated May 15, 2000. (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007).

        10.23* Management Continuity Agreement among the Company, Fremont Investment & Loan and Kyle R. Walker dated May 15, 2000. (Incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007).

        10.24* Management Continuity Agreement among the Company, Fremont Compensation Insurance Group and William B. (Brian) O'Hara dated May 15, 2000.

        10.25* Management Continuity Agreement among the Company, Fremont Compensation Insurance Group and Ronald A. Groden dated May 15, 2000.

        10.26* Management Incentive Compensation Plan of Fremont General Corporation and Affiliated Companies. (Incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q, for the period ended March 31, 2000, Commission File Number 1-8007.)

        10.27 Continuing Compensation Plan for Retired Directors. (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

        10.28(a) Amended and Restated Credit Agreement among Fremont General Corporation, Various Lending Institutions, and The Chase Manhattan Bank, as Administrative Agent, Dated as of August 1, 1997 and amended and restated as of June 30, 1999. (Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999.)

        10.28(b) First and Second Amendments to Amended and Restated Credit Agreement. (Incorporated by reference to Exhibit 10.18 (b) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1999, Commission File Number 1-8007.)

     EXHIBIT NO.                           DESCRIPTION
     -----------    ------------------------------------------------------------


        10.29 Credit Agreement by and among Merrill Lynch Trust Company of California as trustee for the Fremont General Corporation Employee Stock Ownership Trust, the Plan Committee on behalf of the Fremont General Corporation Employee Stock Ownership Plan, Fremont General Corporation, and First Interstate Bank of California dated August 10, 1995. (Incorporated by reference to Exhibit (10)(viii) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995.)

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



                                       FREMONT GENERAL CORPORATION



Date: November 14, 2000                /s/    LOUIS J. RAMPINO
                                       -----------------------------
                                       Louis J. Rampino, President,
                                       Chief Operating Officer and Director




Date:  November 14, 2000               /s/    JOHN A. DONALDSON
                                       ------------------------------
                                       John A. Donaldson, Senior Vice President,
                                       Controller and Chief Accounting Officer

                                 EXHIBIT INDEX


                                                                                    SEQUENTIALLY
                                                                                      NUMBERED
     EXHIBIT NO.                           DESCRIPTION                                  PAGE
     -----------    ------------------------------------------------------------    -------------

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

         3.1        Restated   Articles  of  Incorporation  of  Fremont  General
                    Corporation.  (Incorporated  by  reference to Exhibit 3.1 to the  Registrant's  Quarterly  Report on Form  10-Q,  for the
                    period ended June 30, 1998,  Commission File Number 1-8007.

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






     EXHIBIT NO.                           DESCRIPTION
     -----------    ------------------------------------------------------------


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





     EXHIBIT NO.                           DESCRIPTION
     -----------    ------------------------------------------------------------

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
                    1-8007.)



     EXHIBIT NO.                           DESCRIPTION
     -----------    ------------------------------------------------------------


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

        10.14*      Employment  Agreement  between  the  Company  and  Louis  J.
                    Rampino dated February 25, 2000. (Incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on
                    Form 10-Q,  for the period ended June 30,  2000,  Commission
                    File Number 1-8007.)

        10.15* Employment Agreement between the Company and Wayne R. Bailey dated February 25, 2000. (Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form
                    10-Q,  for the period ended June 30, 2000,  Commission  File
                    Number 1-8007.)

        10.16*      Employment  Agreement  between  the  Company  and Raymond G.
                    Meyers dated February 25, 2000. (Incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on
                    Form 10-Q,  for the period ended June 30,  2000,  Commission
                    File Number 1-8007.)







     EXHIBIT NO.                           DESCRIPTION
     -----------    ------------------------------------------------------------


        10.17*      Management Continuity Agreement between the Company and John
                    Donaldson dated April 1, 2000. (Incorporated by reference to
                    Exhibit 10.17 to the  Registrant's  Quarterly Report on Form
                    10-Q,  for the period ended June 30, 2000,  Commission  File
                    Number 1-8007.)

        10.18*      Management  Continuity  Agreement  between  the  Company and
                    Patrick E. Lamb dated April 1, 2000. (Incorporated by reference to Exhibit 10.18 to the Registrant's Quarterly
                    Report on Form  10-Q,  for the period  ended June 30,  2000,
                    Commission File Number 1-8007.)

        10.19*      Management Continuity Agreement between the Company and Alan
                    Faigin  dated April 1, 2000.  (Incorporated  by reference to
                    Exhibit 10.19 to the  Registrant's  Quarterly Report on Form
                    10-Q,  for the period ended June 30, 2000,  Commission  File
                    Number 1-8007.)

        10.20*      Management  Continuity  Agreement  between  the  Company and
                    Eugene E. McNany, Jr. dated April 1, 2000. (Incorporated by reference to Exhibit 10.20 to the Registrant's Quarterly
                    Report on Form  10-Q,  for the period  ended June 30,  2000,
                    Commission File Number 1-8007.)

        10.21*      Management  Continuity Agreement among the Company,  Fremont
                    Investment  & Loan and Murray L. Zoota  dated May 15,  2000.
                    (Incorporated   by  reference   to  Exhibit   10.21  to  the
                    Registrant's  Quarterly  Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007).

        10.22*      Management  Continuity Agreement among the Company,  Fremont
                    Investment & Loan and Gwyneth E. Colburn dated May 15, 2000.
                    (Incorporated   by  reference   to  Exhibit   10.22  to  the
                    Registrant's  Quarterly  Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007).

        10.23*      Management  Continuity Agreement among the Company,  Fremont
                    Investment  & Loan and Kyle R.  Walker  dated May 15,  2000.
                    (Incorporated   by  reference   to  Exhibit   10.23  to  the
                    Registrant's  Quarterly  Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007).

        10.24*      Management  Continuity Agreement among the Company,  Fremont
                    Compensation Insurance Group and William B. (Brian) O'Hara dated May 15, 2000.

        10.25*      Management  Continuity Agreement among the Company,  Fremont
                    Compensation  Insurance Group and Ronald A. Groden dated May
                    15, 2000.

        10.26*      Management  Incentive  Compensation  Plan of Fremont General
                    Corporation  and  Affiliated  Companies.   (Incorporated  by
                    reference  to Exhibit  10.16 to the  Registrant's  Quarterly
                    Report on Form 10-Q,  for the period  ended March 31,  2000,
                    Commission File Number 1-8007.)

        10.27       Continuing   Compensation   Plan  for   Retired   Directors.
                    (Incorporated   by  reference   to  Exhibit   10.17  to  the
                    Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

        10.28(a)    Amended and Restated Credit  Agreement among Fremont General
                    Corporation,  Various  Lending  Institutions,  and The Chase
                    Manhattan Bank, as Administrative  Agent, Dated as of August
                    1,  1997 and  amended  and  restated  as of June  30,  1999.
                    (Incorporated   by  reference   to  Exhibit   10.19  to  the
                    Registrant's  Quarterly  Report on Form 10-Q for the  period ended June 30, 1999.)

        10.28(b)    First and Second  Amendments to Amended and Restated  Credit
                    Agreement. (Incorporated by reference to Exhibit 10.18 (b) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1999, Commission File Number
                    1-8007.)




     EXHIBIT NO.                           DESCRIPTION
     -----------    ------------------------------------------------------------


        10.29       Credit Agreement by and among Merrill Lynch Trust Company of
                    California  as trustee for the Fremont  General  Corporation
                    Employee Stock Ownership Trust, the Plan Committee on behalf of the Fremont General Corporation  Employee Stock Ownership
                    Plan, Fremont General Corporation, and First Interstate Bank
                    of  California  dated  August  10,  1995.  (Incorporated  by
                    reference  to  Exhibit   (10)(viii)   to  the   Registrant's
                    Quarterly Report on Form 10-Q for the period ended September
                    30, 1995.)

        27          Financial Data Schedule

