Form 10-K
period 2000-12-31
FREMONT GENERAL CORP
filed 2001-04-02
CIK 38984

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 1-8007
                            ------------------------

                          FREMONT GENERAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     NEVADA                                         95-2815260
        (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
         INCORPORATION OR ORGANIZATION)
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 2001:

                 COMMON STOCK, $1.00 PAR VALUE -- $164,499,000

The number of shares outstanding of each of the issuer's classes of common stock as of March 2, 2001:

               COMMON STOCK, $1.00 PAR VALUE -- 70,676,000 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the 2001 annual meeting of stockholders are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FREMONT GENERAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

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

                                     PART I

ITEM 1. BUSINESS

     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those related to the plans and objectives of management for future operations, projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, economic performance and other expectations and beliefs concerning future developments and their potential effects on Fremont General Corporation. Actual developments and/or results could differ materially from those anticipated by the Company as a result of, among other things: the variability of business conditions, the inherent difficulty of accurately forecasting revenues and expenses, Fremont General Corporation's businesses' ability to sell its products, to make loans and to access capital resources and the associated costs of doing so, the accuracy in projecting loss reserves, changes in the frequency and severity of claims and catastrophic events, inability to secure regulatory approvals from, or certain determinations or actions by, the California Department of Insurance ("DOI") on various matters, the impact of competition and pricing environments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, adverse state and federal legislation, regulation and actions, adverse court decisions and judicial climate, changes in the medical, legal and rehabilitation cost control environment, increases in fraud and abuse, changes in asset valuations and general economic conditions and trends, and other risks and uncertainties detailed in this section and elsewhere in this Form 10-K and from time to time in Fremont's other reports, press releases and filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update such forward-looking statements.

GENERAL

     Fremont General Corporation ("Fremont" or "the Company") is a financial services holding company. Fremont manages its business through two operating segments: (i) financial services and (ii) property and casualty insurance. Fremont's financial services' segment is consolidated within Fremont General Credit Corporation ("FGCC"), which is engaged in collateralized commercial and consumer lending nationwide through its California-chartered industrial bank subsidiary, Fremont Investment & Loan ("FIL"). Fremont's property and casualty insurance segment is consolidated within Fremont Compensation Insurance Group ("FCIG") and substantially all of its insurance operation is represented by the underwriting of workers' compensation insurance policies. Each segment is managed separately and uses different pricing, distribution and operating methods. Fremont evaluates the performance of its segments based on income before taxes using accounting policies which are the same as those described in the summary of significant accounting policies (see Note A of Notes to Consolidated Financial Statements). Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that Fremont does not allocate to its segments.

     The Company's operating strategy is to continue to grow our financial services businesses nationwide by focusing our resources on the development and expansion of profitable products and strong distribution channels, as well as on controlling expenses. As a result of substantial operating losses for the Company's property and casualty insurance operation in 2000, the Company's workers' compensation insurance subsidiaries entered into an agreement on November 27, 2000 with the California Department of Insurance ("DOI") which provides for increased regulatory oversight and supervision. Due to this additional regulatory supervision, A.M. Best downgraded the workers' compensation insurance subsidiaries rating to "E" (Under Regulatory Supervision) in December 2000. An "E" rating is a "Vulnerable" rating and severely limits the Company's workers' compensation insurance business' ability to underwrite new and renewal workers' compensation insurance policies. Prior to this downgrade, the workers' compensation insurance subsidiaries had been rated "B" (Fair). As a result of these events, the Company announced in December 2000 that it has restructured its workers' compensation insurance business and that FCIG will now be underwriting workers' compensation insurance only in select states in the western United States. This restructuring is an effort by the Company to reduce operating expenses to levels considered appropriate for the expected significant reductions in workers' compensation insurance premiums. Since June 30, 2000, the Company has reduced the size of its property and casualty insurance operation through the closure of 33 of its 41 production and claims servicing offices and a decrease in the workforce of over 1,000, or approximately 50%. The Company's workers' compensation insurance subsidiaries have reached agreement on substantially all material terms of a fronting facility with an insurance carrier that is rated "A" by A.M. Best. The fronting facility would provide FCIG with the ability to issue workers' compensation insurance policies under that carrier's name and FCIG would assume 100% of the liability related to the policies issued. The transaction is pending definitive documentation and final regulatory approval. The Company believes that this fronting arrangement, if finalized, will provide the Company's workers' compensation insurance subsidiaries the ability to mitigate the effect of the above discussed events and allow it to write new and renewal workers' compensation insurance premiums at levels that could not be achieved without such a facility in place.

     The reported consolidated assets and stockholders' equity of Fremont and its subsidiaries as of December 31, 2000 were $8.2 billion and $244.9 million, respectively. The Company incurred a loss before taxes from continuing operations of $692.9 million for the year ended December 31, 2000, resulting entirely from losses recognized within the Company's property and casualty insurance operation (see "Property and Casualty Insurance Operation"). Additionally, the Company recognized an extraordinary after tax gain of $12.4 million on the extinguishment of debt.

     Fremont, a Nevada corporation, was incorporated in 1972. Its corporate office is located at 2020 Santa Monica Boulevard, Suite 600, Santa Monica, California 90404 and its phone number is (310) 315-5500. The Company's common stock is traded on the New York Stock Exchange under the symbol "FMT". At December 31, 2000, the Company had 2,316 employees, none of whom is represented by a collective bargaining agreement. Fremont believes its relations with its employees are good. As of December 31, 2000, officers and directors of the Company, their families and the Company's benefit plans beneficially owned approximately 38% of the Company's outstanding common stock.

FINANCIAL SERVICES OPERATION

     Fremont's financial services operation originates commercial and residential real estate loans on a nationwide basis. Fremont also purchases interests in syndicated commercial bank loans that are originated and serviced by other financial institutions. Fremont's lending is done primarily on a senior and secured basis and it seeks to minimize its credit exposure through conservative loan underwriting and appropriate loan to collateral valuations and cash flow coverages. The Company continues to focus on loan origination through independent loan brokers, the Company's own marketing representatives and referrals from various financial intermediaries and financial institutions. The financial services operation is primarily funded through deposit accounts that are insured by the Federal Deposit Insurance Corporation ("FDIC").

     In December of 1999, the Company discontinued its commercial finance (secured working capital lines of credit) lending activities through the sale of Fremont Financial Corporation ("Fremont Financial"), a subsidiary of FGCC, to FINOVA Capital Corporation, a subsidiary of The FINOVA Group, Inc. for approximately $708 million in cash and assumption of existing debt. In September of 2000, the Company also sold substantially all of the assets of its insurance premium financing business.

     The outstanding loan portfolio of Fremont's financial services operation has grown from $2.03 billion at December 31, 1997 to $3.47 billion at December 31, 2000. In addition, the Company had residential real estate loans of approximately $1.00 billion under three securitizations at December 31, 2000 that are not included in the Company's consolidated balance sheet. Fremont's financial services operation earned $102.2 million, $79.9 million and $55.5 million in income before taxes for the years ended December 31, 2000, 1999 and 1998, respectively, on revenues of $421.0 million, $411.6 million and $297.5 million for the same respective periods. Included in the Company's financial services operation's income before taxes for the year ended December 31, 1999, is the recognition of a $10.3 million gain on the sale of Fremont Financial.

     The Company's financial services loan portfolio, as well as the amounts of loans held for sale, as of the dates indicated, are summarized in the following table by loan type:

                                                      YEAR ENDED DECEMBER 31,
                                                ------------------------------------
                                                   2000         1999         1998
                                                ----------   ----------   ----------
                                                       (THOUSANDS OF DOLLARS)
Commercial real estate loans..................  $2,900,147   $2,332,880   $1,561,145
Residential real estate loans.................     253,236      388,297      549,400
Syndicated loans..............................     317,472      331,705      360,150
Premium finance loans.........................          --       64,596       58,319
Commercial finance loans......................          --           --      485,508
                                                ----------   ----------   ----------
Loans receivable before allowance for loan
  losses......................................   3,470,855    3,117,478    3,014,522
Less allowance for loan losses................     (67,599)     (56,494)     (56,346)
                                                ----------   ----------   ----------
  Loans receivable, net.......................  $3,403,256   $3,060,984   $2,958,176
                                                ==========   ==========   ==========
Residential real estate loans held for sale...  $  298,568   $  294,639   $       --
                                                ==========   ==========   ==========

Commercial Real Estate Lending

     The commercial real estate lending operation of the Company, as of December 31, 2000, consists of more than 650 loans. The Company originates commercial real estate loans nationwide through its nine regional production offices. Loan origination is primarily through independent loan brokers and, to a lesser degree, directly through its own marketing representatives. We also market our products and capabilities through the use of trade advertising, direct marketing, newsletters and trade show attendance and sponsorship. The Company's emphasis is on service oriented delivery highlighted by responsiveness and reliability. Loan structures are tailored to meet the needs and risk profiles of individual transactions. The Company's commercial real estate lending philosophy is collateral focused with emphasis on selecting properties that generate stable or increasing income cash flow streams, have strong asset quality and proven sponsorship with defined business plans. Loan structures, particularly in the case of bridge loans, include hold backs for such things as funding of all renovation costs, tenant improvements, leasing commissions and interest carry until property stabilization. The origination of commercial real estate loans are generally held for the Company's own portfolio. There were $35.0 million in commercial real estate loans sold to other financial institutions in 2000, representing approximately 3% of origination volume in 2000, and $217 million loans were sold in 1999. Commercial real estate loan origination volume decreased 12% to $1.36 billion in 2000 from $1.54 billion in 1999. The commercial real estate loan portfolio grew to $2.90 billion or 83.6% of the Company's financial services loan portfolio at December 31, 2000 from $2.33 billion or 74.8% of the financial services loan portfolio at December 31, 1999.

     The commercial real estate loan portfolio is primarily secured by first mortgages on income-producing properties in California (51%) and, to a lesser degree, Texas (6%), Virginia (5%) and Illinois (5%). Loans were originated in 24 different states during 2000. The real estate securing these loans include a wide variety of property types including office, retail, industrial, multi-family and mixed-use properties. The loans were distributed by property type as follows:

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                            ------------
                                                            2000    1999
                                                            ----    ----
Office....................................................   34%     27%
Industrial................................................   16%     18%
Retail....................................................   16%     19%
Hotels and Motels.........................................   11%      8%
Commercial Mixed-Use......................................   10%     11%
Multi-Family..............................................    7%     11%
Single Purpose............................................    6%      6%
                                                            ---     ---
                                                            100%    100%
                                                            ===     ===

     Loans include short-term bridge facilities for the renovation and lease-up of existing properties, as well as permanent loans which generally have terms up to 5 years. Loans also include longer term single tenant credit loans, however, origination of these loans was ceased during the first quarter of 2000. Bridge loans generally are interest-only for up to 2 year terms. Principal amortization for permanent loans is up to 25 years. Approximately 53% of the commercial real estate loan balance outstanding at December 31, 2000 is for bridge loans and 47% is for permanent and single tenant loans. The majority of the commercial real estate loans originated are adjustable interest rate loans based upon six-month LIBOR and an applicable margin, and generally range in loan size between $1 million and $35 million. As of December 31, 2000, the average loan size was $4.4 million and the average loan-to-value ratio was 68%, using the most current available appraised values and current balances outstanding. At December 31, 2000, the Company had 11 non-performing commercial real estate loans totaling approximately $32.6 million and 2 commercial real estate properties owned, totaling $10.2 million, which were acquired through foreclosure on loans. Non-performing loans include accrual loans 90 days past due.

  Residential Real Estate Lending

     The Company's residential real estate portfolio and loans held for sale, as of December 31, 2000, is comprised of more than 5,000 loans. Fremont originates residential real estate loans nationwide through its four regional production offices on a wholesale basis through independent loan brokers and through its own marketing representatives. The real estate securing these loans and the residential loans held for sale, are single family residences located in California (41%), and to a lesser degree Florida (7%), New York (6%), Illinois (5%) and New Jersey (4%). Loans were originated in 45 different states during 2000. The Company's origination volume increased 19% to $2.04 billion in 2000 from $1.72 million in 1999. The growth in loan originations during 2000 was the result of further penetration of existing markets. The residential real estate loan portfolio, excluding loans held for sale, was $253.2 million or

7.3% of the Company's financial services loan portfolio at December 31, 2000, down from $388 million or 12.5% of the financial services loan portfolio at December 31, 1999. This decrease in loans outstanding is due to an emphasis by the Company on selling residential loan production on a whole loan basis during 2000.

     Substantially all of the Company's residential real estate loans are secured by first deeds of trust. These loans generally have principal amounts below $350,000, have maturities generally of thirty years and are underwritten in accordance with lending policies approved by FIL's Board of Directors, which include standards covering, among other things, collateral value, loan to value and the customer's debt ratio and credit score. These loans generally are "hybrid" loans which have a fixed rate of interest for an initial period after origination, typically two to three years, after which the interest rate will be adjusted to a rate equal to the sum of six month LIBOR and a margin as set forth in the mortgage note. This interest rate will then be adjusted at each six-month interval thereafter, subject to various lifetime and periodic rate caps and floors. These loans have been originated using underwriting standards that are less stringent than the Federal National Mortgage Association's guidelines and are commonly known as "sub-prime" loans. To mitigate the higher potential for credit losses that accompanies these types of borrowers, Fremont attempts to maintain underwriting standards that require conservative loan to collateral valuations. (See "Risk Factors.") At December 31, 2000, the average single-family loan amount was $109,000, and the average loan-to-value ratio for loans in portfolio and held for sale was 77.3%, using appraised values at the time of loan origination and current balances outstanding. Approximately 80% of the loans in portfolio and held for sale at December 31, 2000 were originated during 2000. At December 31, 2000, Fremont had 331 non-performing residential real estate loans totaling approximately $28.9 million and 80 residential real estate properties owned totaling approximately $6.0 million. Non-performing loans include accrual loans 90 days past due.

     The Company's residential real estate loan disposition strategy is primarily dependent upon market conditions and pricing, and may include whole loan sales, retaining loans in its portfolio, or securitization. During 2000, Fremont sold $2.1 billion in residential real estate loans, comprised completely of whole loan sales to other financial institutions. In 1999 and 1998, residential real estate loan sales totaled $1.75 billion and $746.5 million, respectively. Of the $1.75 billion sold in 1999, $1.41 billion were sold through securitization transactions.

     In the Company's securitizations, the Company sells residential real estate loans to a special purpose entity, which is established for the limited purpose of purchasing the loans and issuing interest bearing securities that represent interests in the loans. The securitization is treated as a sale and the loans sold are removed from the Company's balance sheet. The Company retains a residual interest in the securitization, which represents the right to receive certain net future cash flows from the loans. Most of the Company's residual interests, however, are generally restricted until investors and other expenses have been paid or otherwise are subordinate to investors' interests. (See "Risk Factors.")

     In a whole loan sale for cash, the Company generally enters into an agreement to sell the loans for cash, without recourse, on a servicing released basis. After the sale, the Company retains no interest in the underlying loans.

  Syndicated Loans

     Fremont has interests in large syndicated commercial loans which are originated and serviced by other financial institutions. These loans are senior obligations of the borrowers and are secured by substantially all of the assets of the borrower and, if applicable, its subsidiaries. The syndicated loans are variable interest rate loans with rates based upon various LIBOR time periods and applicable margins.

Fremont invests primarily in fixed-term loans, typically with maturities of approximately 7 years and with the substantial portion of the loan principal amortization coming in the year of maturity. The syndicated loan portfolio was $317.5 million at December 31, 2000, or 9.1% of the financial services loan portfolio, as compared to $331.7 million or 10.6% of the financial services loan portfolio at December 31, 1999. These loans are originated through development of the Company's relationships with various financial institutions. As of December 31, 2000, the average outstanding syndicated loan balance was $5.9 million and there was one loan classified as non-accrual with a balance of $9.4 million. Loan commitments to a single borrower generally range in size from $3 million to $10 million.

  Funding Sources

     Fremont's real estate lending and syndicated loan activities are financed mainly through deposit accounts offered by the Company's industrial bank which are insured by the FDIC. (See "Regulation -- Industrial Bank Regulation.") Fremont offers certificates of deposit and installment investment certificates (which are similar to passbook savings accounts and money market accounts) insured by the FDIC to the legal maximum through its 18 branches in California. The Company has typically offered higher interest rates to its depositors than do most full service financial institutions. At the same time, the Company has minimized the costs associated with its accounts by not offering traditional checking, safe deposit boxes, ATM access and other traditional retail services, which have higher maintenance costs. Deposits totaled $3.85 billion at December 31, 2000 and are summarized as to type as follows (in thousands of dollars):

                                                  NUMBER OF     TOTAL OF
                                                  ACCOUNTS      DEPOSITS
                                                  ---------    ----------
Passbook savings and money market accounts....     15,569      $  615,910
Certificates of deposit.......................     77,726       3,233,301
                                                   ------      ----------
                                                   93,295      $3,849,211
                                                   ======      ==========

     Additional financing is available to FIL from the Federal Home Loan Bank of San Francisco ("FHLB"). The financing by the FHLB is available at varying rates and terms. As of December 31, 2000, $449.2 million was available from the FHLB, with no amounts outstanding. In 2000, FIL obtained a line of credit with the Federal Reserve Bank of San Francisco, and at December 31, 2000 had a borrowing capacity of $168.8 million, with no amounts outstanding.

  Competition

     Fremont's financial services business competes in markets that are highly competitive and are characterized by factors that vary based upon product and geographic region. The markets in which the Company competes are typically characterized by a large number of competitors who compete based primarily upon price, terms and loan structure. Fremont primarily competes with banks, mortgage, insurance, and finance companies, many of which are larger and have greater financial resources than Fremont. The competitive forces of these markets could adversely affect the Company's net finance income, loan origination volume or net credit losses.

PROPERTY AND CASUALTY INSURANCE OPERATION

     As a result of the restructuring announced in December 2000, Fremont's property and casualty insurance operation now underwrites workers' compensation insurance only in the western United States through eight production and claims servicing offices, five of which are located in California. Prior to the announced restructuring in December 2000, the Company's focus had been on creating a broad national platform for its underwriting of workers' compensation insurance. As a result, FCIG had become one of the largest workers' compensation insurers in the United States with premiums inforce in 46 states and the District of Columbia as of December 31, 2000. FCIG ranked as the sixth largest writer in direct premiums of workers' compensation insurance in the United States for the year ended December 31, 1999, according to A.M. Best. At the beginning of 2000, FCIG had 41 offices in 28 states, however a significant amount of its premiums were in California and Illinois. Using FCIG's estimated annual premiums on policies in effect at December 31, 2000, 1999 and 1998 (referred to as inforce premium), the percentage of FCIG's total inforce premium in California was 43%, 45% and 47%, respectively. The percentage of FCIG's total inforce premium in Illinois was 10%, 15% and 18% for the same respective periods. For the years ended December 31, 2000, 1999 and 1998, FCIG had workers' compensation insurance premiums earned of $1.02 billion, $831 million and $551 million, respectively.

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

     The property and casualty insurance operation segment posted income (loss) before taxes of $(748.5) million, $(116.2) million and $169.2 million for the years ended December 31, 2000, 1999 and 1998, respectively, on revenues of $1,151.6 million, $984.6 million and $729.7 million for the same respective periods. The significant loss before taxes in 2000 for the property and casualty insurance operation segment is predominantly the result of increases in the Company's gross liability for loss and loss adjustment expenses ("gross loss and LAE reserves") totaling $450 million under workers' compensation insurance policies effective in or prior to 1999, and which was recognized by the Company in the quarter ended June 30, 2000. In addition, in the quarter ended December 31, 2000, the Company recognized $267.8 million of charges related to its announced restructuring of the property and casualty insurance operation and recognized an additional $44.1 million in various non-recurring charges related to the property and casualty insurance operation. See "Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Property and Casualty Insurance Operation" and the notes to the Company's consolidated financial statements.

     To mitigate the adverse impact on the Company's property and casualty insurance operation of the gross loss and LAE reserve actions recognized in the quarter ended June 30, 2000, the Company reviewed various adverse loss development reinsurance structures and other alternatives. On November 7, 2000, the Company's property and casualty insurance operation's workers' compensation insurance subsidiaries entered into an agreement with the DOI which, among other things, allows these insurance subsidiaries to adjust to present value their workers' compensation insurance net loss and LAE reserves for accident years 1999 and prior. This permitted practice of adjusting to present value is applicable to both indemnity and medical reserves. The impact of the present value adjustment only affects the statutory financial statements of the workers' compensation insurance subsidiaries and provided $254.5 million in additional statutory surplus at December 31, 2000. Statutory surplus of the workers' compensation insurance subsidiaries totaled $215.3 million at December 31, 2000. In conjunction with this present value adjustment, the workers' compensation insurance subsidiaries agreed with the DOI to limit their consolidated new and renewal insurance premium writings to $400 million in 2001. This action is intended to decrease the operating leverage of the premium writings to statutory surplus. In addition, under the agreement with the DOI, the DOI is allowed increased regulatory supervision and oversight of the workers' compensation insurance subsidiaries. The workers' compensation insurance subsidiaries will provide the DOI with additional and more frequent regulatory financial information and will obtain DOI prior approval on future material transactions. Fremont has agreed with the DOI to provide additional capital to the workers' compensation insurance subsidiaries in five annual installments of $6 million each, beginning in the first quarter of 2001.

     Due to the limited ability to write new and renewal business with an "E" rating, and the limits in premium writings agreed to with the DOI, the Company expects significant reductions in its workers' compensation premium writings. Consequently, the Company has reduced the operating focus of its property and casualty insurance operation from a nationwide basis to concentrate its business efforts in the six western states of California, Arizona, Idaho, Colorado, Utah and Montana. The Company will also concentrate its workers' compensation premium writings on its historical niche of smaller accounts as well as group and association programs. The Company's average policy size as to inforce premium was $10,428 as of December 31, 2000. With the closure of most of the workers' compensation insurance offices, the Company has outsourced certain claim processing functions to accommodate policy run-off for the discontinued offices.

     Premiums. Workers' compensation insurance premiums are based upon the policyholder's payroll and the nature of their business and may be affected significantly by changes in general economic conditions which impact employment and wage levels, as well as by government regulation. Insurance premiums are also subject to supervision and regulation by the state insurance authority in each state. Most of the states in which FCIG does business, including California, operate under an open rating system. Generally, in an open rating system, workers' compensation insurers are provided with advisory premium rates (expected losses and expenses) or loss costs (expected losses only) which vary by job classification. Each insurance company sets its base rates to reflect its particular loss experience and operating costs. These rates are then modified to reflect individual risk characteristics and other expenses in determining a final premium rate. (See "Regulation -- Insurance Regulation.")

     Underwriting and Loss Control. Prior to insuring a workers' compensation policy, FCIG's underwriting department reviews the employer's prior loss experience, safety record, credit history, operations and employment classifications. FCIG generally avoids industries and businesses involving hazardous conditions or high exposure to multiple injuries resulting from a single occurrence. FCIG targets accounts that appear to have a strong work ethic among employees, long-term employees, and a genuine interest in the adoption of and adherence to loss control standards. FCIG's loss control department participates in the initial underwriting process and also provides ongoing services to policyholders based on individual needs and potential risk exposure. Accident prevention services are also provided to policyholders and include physical surveys for hazard recognition, safety program evaluation, loss trend analysis and employee training.

     Policyholders' Dividends. Since 1995, FCIG's workers' compensation insurance policies have for the most part been written as non-participating and, therefore, do not include provisions for the insurer to declare and pay dividends to a policyholder after the expiration of the policy. (See
"Regulation -- Workers' Compensation Regulation.")

     Claims Administration. FCIG's policy is to settle valid claims promptly and to work closely with policyholders to return injured workers to their jobs quickly, while avoiding litigation, if possible. Claims personnel communicate frequently with policyholders, injured employees and medical providers. FCIG's policy is to control the number of cases assigned to its claims personnel, to identify and investigate questionable claims and to produce early and cost-effective case settlements of valid claims. As part of its "zero tolerance" program, FCIG refuses to settle any claim that it believes to be fraudulent without a comprehensive investigation.

     FCIG's litigation management is an integral part of its claim cost control process. FCIG utilizes in-house lawyers, outside counsel and hearing representatives, where statutes permit, who understand the complex administrative system and handle all aspects of the litigation process.

     FCIG provides early return-to-work programs for injured workers and aggressively pursues the containment of medical costs. FCIG's claims personnel utilize a network of directly-contracted preferred providers, who have unique experience in industrial medicine, to control costs. FCIG also utilizes medical bill review to evaluate compliance to state fee schedules and medical peer review panels to obtain detailed evaluation of treatment protocols.

     Competition. The insurance industry is characterized by competition on the basis of price and service. Considerations include loss control and claims administration, the ability to respond promptly to agents and brokers, and commission schedules for agents and brokers. The repeal of the California minimum rate law, effective January 1, 1995, has resulted in increased price competition which has adversely affected the Company's results of operations for its workers' compensation insurance business in California. In Illinois, price competition has also impacted the Company's results of operations. (See "Regulation -- Insurance Regulation.") FCIG competes not only with other stock companies, but also with mutual companies and other underwriting organizations such as the State Compensation Insurance Fund in California. Most of the entities in competition with FCIG have greater financial resources and higher A.M. Best ratings than FCIG and this could adversely affect the Company's ability to underwrite workers' compensation insurance that is adequately priced. Beginning in the second half of 1999 and through 2000, however, FCIG observed a lessening of price competition in its primary regions of California and Illinois. In 2000, FCIG experienced weighted average renewal premium rate increases of approximately 27% and 19% in California and Illinois, respectively, and 18% nationwide. It is uncertain, however, that with the recent restructuring and A.M. Best rating downgrade to "E", FCIG will have the ability to obtain premium rate increases that are reflective of a lessening in the competitive environment, or that the observed lessening of the competitive environment will itself continue.

     Marketing. FCIG primarily markets its workers' compensation insurance policies through more than 700 non-exclusive independent insurance agents and brokers, many of whom have been associated with FCIG for more than 15 years. FCIG's ten largest agents accounted for approximately 11% of FCIG's year 2000 workers' compensation insurance premiums, with the largest producer accounting for approximately 2%.

     As part of its September 1, 1998 acquisition of UNICARE Specialty Services, Inc. ("Unicare") from Wellpoint Health Networks, Inc. ("Wellpoint"), FCIG formed a strategic joint marketing partnership with Wellpoint. Under this program, a FCIG workers' compensation insurance policy is integrated with Wellpoint's non-occupational benefit programs, such as group medical and non-occupational disability coverage ("the integrated product"). This integrated product is marketed through approximately 1,800 agents, who are part of Wellpoint's life and health product distribution system.

     FCIG also markets group insurance programs, which allow trade associations and small businesses within an industry to pool their workers' compensation insurance premium dollars and maximize their purchasing power. These group insurance programs include customized safety programs that address safety issues specific to an industry or association.

     Reinsurance Ceded. Reinsurance is ceded primarily to reduce the liability on individual risks and to protect against catastrophic losses. FCIG follows the industry practice of reinsuring a portion of its risks. For this coverage, FCIG pays the reinsurer a portion of the premiums received on all covered policies.

     FCIG maintains excess of loss reinsurance treaties with various reinsurers. Effective for the year 2000, FCIG had in place excess of loss reinsurance for new and renewal workers' compensation insurance policies with effective dates of January 1, 2000 or after, that assumes liability for up to a maximum of $399,000,000 of loss and certain allocated loss adjustment expenses in excess of $1,000,000 per loss occurrence. The term of this coverage extends to August 1, 2001. Effective April 1, 2000, FCIG executed a reinsurance agreement for losses occurring April 1, 2000 and subsequent under policies written and renewed from January 1, 2000 to August 1, 2001. The terms of this agreement reduces FCIG's assumed liability for up to a maximum of $399,750,000 of loss and certain allocated loss adjustment expenses in excess of $250,000 per loss occurrence. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Property and Casualty Insurance Operation -- Premiums.") Although reinsurance makes the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded, it does not legally discharge an insurer from its primary liability for the full amount of the policy liability. All of the foregoing reinsurance is with non-affiliated reinsurers. The Company believes that the terms of its reinsurance contracts are consistent with industry practice and, based on its understanding of the reinsurers' financial condition and reputations in the reinsurance marketplace, that its reinsurers are financially sound.

     In general, the reinsurance agreements are of the treaty variety and cover all underwritten risks of types specified in the treaties. As of December 31, 2000, Gerling Global Reinsurance Corporation of America ("Gerling") was the only reinsurer that accounted for more than 10% of the Company's total reinsurance recoverables on paid and unpaid losses. Gerling represented approximately 30% of the Company's total reinsurance recoverables as of December 31, 2000. Gerling was rated "A" (Excellent) by A.M. Best at December 31, 2000.

     On February 28, 2000, FCIG reached an agreement with one of its reinsurers, Reliance Insurance Company ("Reliance"), to settle all obligations between FCIG and Reliance under a contract of reinsurance which was in effect for the period January 1, 1998 through December 31, 1999. The reinsurance treaty afforded FCIG coverage for loss and certain loss adjustment expense that exceeded $100,000 per occurrence, up to a maximum of $150,000. Under the terms of the settlement agreement, FCIG received in excess of $100 million in cash and no longer has any involvement with the Reliance workers' compensation reinsurance programs brokered for Reliance by Unicover Managers, Inc. In recognition of this settlement, Fremont recorded a charge to its operating results in the quarter ended December 31, 1999 of approximately $75 million before taxes, consisting primarily of the adjustment necessary to bring the estimated unpaid reinsurance recoverables under the reinsurance contract to a present value basis at December 31, 1999.

     Premium-to-Surplus Ratio. Regulatory authorities regard the premium-to-surplus ratio as an important indicator of operating leverage. A lower ratio indicates a greater ability on the part of an insurer to withstand abnormal loss experience. Guidelines established by the National Association of Insurance Commissioners ("NAIC") provide that a property and casualty insurer's premium-to-surplus ratio is satisfactory if it is below 3 to 1. As previously discussed, the level of the Company's workers' compensation insurance premium writings are expected to be significantly reduced which would then serve to decrease the premium-to-surplus ratio.

     The following table sets forth the Company's consolidated ratio of net property and casualty premiums written during the period to policyholders' surplus on a statutory basis at the end of the period, for the periods indicated:

                                                       YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                 2000(1)       1999(2)       1998(3)
                                                ----------    ----------    ----------
                                                (THOUSANDS OF DOLLARS, EXCEPT RATIOS)
Net premiums written during the year..........   $966,079      $896,833      $644,218
Policyholders' surplus at end of year.........    215,279       562,879       646,828
Premium-to-surplus ratio......................        4.5x          1.6x          1.0x

---------------
(1) Policyholders' surplus reflects the permitted practice present value adjustment benefit of $254.5 million.

(2) Since the Reliance reinsurance settlement was not executed until February 28, 2000, the effect of this settlement was not recognized in the Company's statutory results for the year ended December 31, 1999.

(3) Includes net written premium for Unicare for the period January 1, 1998 through August 31, 1998, which was prior to the Company's acquisition of Unicare on September 1, 1998.

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

     Reserves for losses and LAE ("loss reserves") are based not only on historical experience but also on management's judgment of the effects of matters such as future economic and social forces likely to impact the insurer's experience with the type of risk involved, circumstances surrounding individual claims, and trends that may affect the probable number and nature of claims arising from losses not yet reported. Consequently, loss reserves are inherently subject to a number of highly variable circumstances as was particularly evident during 1999 and 2000.

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

     Investment Portfolio. The Company's property and casualty insurance operation investment activities are an integral part of its business. FCIG's investment philosophy is to maintain a primarily investment-grade investment portfolio, provide adequate liquidity for the expected duration of insurance liabilities and other requirements, and to maximize total net investment return through active investment management. The Company manages all of its investment portfolios internally. The investment policies of FCIG are established by the Boards of Directors, taking into consideration state insurance regulatory restrictions, as well as nature and size of various investments, with the goal of maintaining safety and liquidity. The current investment policies of FCIG do not contemplate investing in investment securities that are non-investment grade. The allocation among various types of investments is adjusted from time to time based on market conditions, credit conditions, liquidity requirements, tax policy, fluctuations in interest rates and other factors. The Company has designated its entire investment portfolio as investments that would be "available-for-sale" in response to changes in the allocation factors enumerated above. Stockholders' equity will fluctuate as the valuation of its investment portfolio fluctuates due to changes in interest rates, market conditions, credit conditions and other factors. During the past three years, FCIG has not incurred any material losses due to the credit quality of its investment portfolio and has not included in its financial statements any allowance for possible future losses. For further information regarding the composition and diversification of the Company's investment portfolios, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and the notes to the Company's consolidated financial statements.

LIFE INSURANCE

     Prior to January 1, 1996, the Company offered life insurance products, including annuities, credit life and disability insurance and term life insurance for consumers, through a subsidiary. Effective December 31, 1995 and January 1, 1996, the Company entered into reinsurance and assumption agreements with a reinsurer whereby assets and liabilities related to certain life insurance and annuity policies were ceded to the reinsurer. These reinsurance agreements are part of several other agreements which have collectively resulted in the substantial reduction of the Company's life insurance operation. The Company continues to remain primarily obligated for approximately $77 million in statutory reserve value of annuities which, at December 31, 2000, have been fully co-insured with Great Southern Insurance Company ("Great Southern"). The Company believes Great Southern is financially sound and able to meet its reinsurance obligations. Great Southern was rated "A" (Excellent) by A.M Best as of December 31, 2000. Revenue and operating results from this subsidiary were not significant in 2000, 1999 or 1998.

MEDICAL MALPRACTICE INSURANCE

     Fremont's medical malpractice insurance operation underwrote primarily standard professional liability insurance on a "claims made" basis, through non-exclusive independent brokers mainly in California. On January 1, 1998, the Company entered into reinsurance and assumption agreements with SCPIE Indemnity Company and certain of its subsidiaries (collectively "SCPIE") whereby substantially all of the assets and liabilities related to the medical malpractice policies were ceded to SCPIE. These reinsurance agreements are part of several other agreements which collectively resulted in the sale of Fremont's medical malpractice operation to SCPIE effective January 1, 1998. The Company believes SCPIE is financially sound and able to meet its reinsurance obligations. SCPIE was rated "A" (Excellent) by A.M. Best as of December 31, 2000. The effect on the Company's operations from these agreements was not material during 2000, 1999 or 1998.

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

     During the third quarter of 1999, the Company recognized an after tax charge of $25 million in recognition of an increase in asbestos and environmental claims reserves over previous estimates. This charge is represented by the Company's contribution of $25 million to the discontinued operations to ensure that sufficient funds are available to discharge estimated liabilities as they become due.

     The discontinued operations' assets at December 31, 2000 consisted of $146.5 million in cash and investment securities, reinsurance recoverables of $32.0 million and other assets totaling $25.3 million. Fremont estimates that the dedicated assets supporting these operations and all future cash inflows will be adequate to fund future obligations. (See Note P of Notes to Consolidated Financial Statements.)

REGULATION

  Industrial Bank Regulation

     Fremont's industrial bank is subject to supervision and regulation by the Department of Financial Institutions of the State of California (the "DFI") and, as an insured institution, by the FDIC. None of the Company's subsidiaries are regulated or supervised by the Office of Thrift Supervision, which regulates savings and loan institutions. Fremont General Corporation is generally not directly regulated or supervised by the DFI, the FDIC, the Federal Reserve Board or any other bank regulatory authority, except with respect to guidelines concerning its relationship with the industrial bank subsidiary. Such guidelines include (i) general regulatory and enforcement authority of the DFI and the FDIC over transactions and dealings between Fremont and the industrial bank, (ii) specific limitations regarding ownership of the capital stock of the parent company of any industrial bank, and (iii) specific limitations regarding the payment of dividends from the industrial bank as discussed below. The industrial bank is examined on a regular basis by both agencies. At December 31, 2000, the industrial bank was in compliance with the regulatory requirements of these agencies.

     Federal and state regulations prescribe certain minimum capital requirements and the industrial bank is currently in compliance with such requirements. Federal and state regulatory authorities also have the power to prohibit or limit the payment of dividends by the industrial bank. Fremont does not believe that the restrictions on the industrial bank's ability to pay dividends imposed by federal or state law will adversely affect the ability of Fremont to meet its obligations. (See "Risk Factors.")

     California Law. The industrial banking business conducted by Fremont's industrial bank is governed by the California Revised Banking Law, which became effective September 30, 2000, and the rules and regulations of the Commissioner of the DFI. The Revised Banking Law made significant changes in the licensing and regulation of industrial banks, formerly known as industrial loan companies or thrift and loan companies. The Revised Banking Law required all industrial banks to amend the purpose clause of their articles of incorporation to include industrial banking. Fremont's industrial bank is in compliance with that requirement.

     Prior to the enactment of the Revised Banking Law, Fremont's industrial bank was subject to the California Industrial Loan Law and regulations promulgated thereunder, which regulated and limited, among other things, loan term and interest rates, affiliate transactions, loans to single obligors, acceptable collateral, portfolio mix, out of state lending, capital/thrift certificate leverage ratios, annual assessments and charges for periodic regulatory examinations.

     The effect of the Revised Banking Law is that an industrial bank is now defined as a bank. All statutory and regulatory references to banks or commercial banks apply equally to industrial banks. Essentially this means that Fremont's industrial bank may offer all loan and credit programs and deposit accounts that commercial banks may offer, with two significant exceptions. The first is that industrial banks are not authorized to offer demand deposit accounts. While Fremont's bank may not offer demand deposit accounts, it may offer negotiable orders of withdrawal accounts (NOW accounts) and money market deposit accounts (MMDA). The second exception is that industrial banks were permitted to opt out of the provision of the Revised Banking law with regard to payment of dividends, provided the election was made prior to January 30, 2001. Fremont has made such election and consequently its authority to declare and pay dividends continues to be governed by the provisions of the California General Corporation Law, which otherwise applies to for-profit California corporations. That election is valid for four years, after which the dividend provision of the Revised Banking Law pertaining to commercial banks will apply. (See "Limitations of Dividends.")

     The bank continues to be authorized to invest in such investments as are lawful for commercial banks. With regard to investment in subsidiary entities, application and approval by the DFI may be required in each instance.

     There are other differences in the Revised Banking Law from the Industrial Loan Law. These include annual regulatory assessments equal to commercial banks and no charges for regular periodic regulatory examinations, elimination of limits on out of state lending, elimination of restrictions on affiliate transactions, application of Federal Reserve Regulation O, increase in the aggregate sum of obligations owing by a single borrower, and elimination of capital/thrift leverage ratios. In addition, upon regulatory approval, Fremont's industrial bank is now authorized to engage in trust business.

     Maximum unsecured loans to one borrower is limited to 15% of shareholders' equity, allowance for loan losses, and capital notes and debentures of an industrial bank. Maximum secured and unsecured loans to one borrower is limited to 25% of shareholders' equity, allowance for loan losses, and capital notes and debentures of an industrial bank. The Commissioner of the DFI has authority to determine if property is eligible to qualify a loan as secured. Unsecured and secured obligations may not be combined in the same note. Separate notes are required.

     Loans secured by corporate stock of a single corporation are limited to 5% of the bank's assets.

     Prior approval must be obtained from the DFI before a person or entity acquires control of an industrial bank or its controlling person, i.e., the bank's holding company. Control means direct or indirect ownership or power to vote 25% of the voting stock of the person or to direct management or its policies. There is a presumption, however, as there is under the Federal Deposit Insurance Act, that ownership or power of over 10% or more of the voting stock is presumed to constitute control. (See "Federal Law") In addition to filing with the FDIC, a separate letter filing must be made with the DFI for approval or to rebut the presumption.

     Under prior California law, the DFI was empowered to take possession of an industrial bank in the event the capital was impaired or if the industrial bank failed to cure a net worth deficiency within 120 days from notice. Rather than the former capital deficiency and net worth tests, under the Revised Banking Law, the DFI may take possession of an industrial bank if, among other things, the tangible shareholders' equity is less than the greater of 3% of the industrial bank's total assets, or $1 million. Violations of a bank's articles of incorporation or any California law, unsafe or unauthorized conduct of business, or unsafe or unsound conditions are also grounds for taking possession and for liquidation of an industrial bank.

     Federal Law. The industrial bank's deposits are insured by the FDIC to the full extent permitted by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises the operations of institutions to which it provides deposit insurance. The approval of the FDIC is required prior to any merger, consolidation or change in control or the establishment or relocation of any branch office of the industrial bank. This supervision and regulation is intended primarily for the protection of the insured deposit funds. Prior written notice to the FDIC is required to close a branch office. FDIC approval, however, is not required to open, relocate, or close a loan production office.

     The industrial bank is subject to federal risk-based capital adequacy guidelines which provide a measure of capital adequacy and are intended to reflect the degree of risk associated with both on- and off-balance sheet items, including residential real estate loans sold with recourse, legally binding loan commitments and standby letters of credit. A financial institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. Financial institutions are generally expected to meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% of qualifying total capital must be in the form of core capital ("Tier 1") -- common stock, noncumulative perpetual preferred stock, minority interests in equity capital accounts of consolidated subsidiaries and allowed mortgage servicing rights, less all intangible assets other than allowed mortgage servicing rights and eligible purchased credit card relationships. Supplementary capital ("Tier 2") consists of the allowance for loan and lease losses up to 1.25% of risk-weighted assets, cumulative perpetual preferred stock, long-term preferred stock (original maturity of at least 20 years), perpetual preferred stock, hybrid capital instruments, term subordinated debt and intermediate term preferred stock (original average maturity of five years or more). The maximum amount of Tier 2 capital which may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital (after any deductions for disallowed intangibles and certain deferred tax assets). The aggregate amount of term subordinated debt and intermediate term preferred stock that may be treated as Tier 2 capital is limited to 50% of Tier 1 capital. Certain other limitations and restrictions also apply. As of December 31, 2000, the industrial bank's allowance for loan losses for Tier 2 capital was $49.5 million. At December 31, 1999, the Tier 2 capital of the industrial bank consisted of approximately $40.5 million of allowance for loan losses. The following table presents the industrial bank's risk-based capital position at the dates indicated:

                                      DECEMBER 31, 2000            DECEMBER 31, 1999
                                  --------------------------   --------------------------
                                                PERCENT OF                   PERCENT OF
                                               RISK-WEIGHTED                RISK-WEIGHTED
                                    AMOUNT        ASSETS         AMOUNT        ASSETS
                                  ----------   -------------   ----------   -------------
                                          (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Tier 1 capital..................  $  387,572        9.79%      $  338,939        9.48%
Minimum requirement.............     158,336        4.00          142,981        4.00
                                  ----------       -----       ----------       -----
  Excess........................  $  229,236        5.79%      $  195,958        5.48%
                                  ==========       =====       ==========       =====
Total capital...................  $  437,084       11.04%      $  379,396       10.61%
Minimum requirement.............     316,673        8.00          285,961        8.00
                                  ----------       -----       ----------       -----
  Excess........................  $  120,411        3.04%      $   93,435        2.61%
                                  ==========       =====       ==========       =====
Risk-weighted assets............  $3,958,372                   $3,574,514
                                  ==========                   ==========

     The FDIC has adopted a minimum leverage ratio which is intended to supplement risk-based capital requirements and to ensure that all financial institutions continue to maintain a minimum level of core capital. The minimum leverage capital requirement for an FDIC-insured, state non-member bank, such as Fremont's, shall consist of a ratio of Tier 1 capital to average total assets of not less than 3%. This minimum only applies to the most highly-rated banks that are not anticipating or experiencing any significant growth. All other FDIC-insured, state non-member banks would need to meet a minimum leverage capital ratio at least 1% to 2% above this minimum. It is improbable, however, that an institution with a 3% core capital-to-total assets ratio would be rated in the highest category since a strong capital position is so closely tied to the rating system. Therefore, the "minimum" leverage ratio is, for all practical purposes, significantly above 3%. The following table presents the industrial bank's leverage ratio (the ratio of Tier 1 capital to the quarterly average total assets) at the dates indicated:

                                        DECEMBER 31, 2000            DECEMBER 31, 1999
                                    --------------------------   --------------------------
                                                  PERCENT OF                   PERCENT OF
                                                 AVERAGE TOTAL                AVERAGE TOTAL
                                      AMOUNT        ASSETS         AMOUNT        ASSETS
                                    ----------   -------------   ----------   -------------
                                            (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Tier 1 capital....................  $  387,572       9.00%       $  338,939       8.97%
Minimum requirement...............     129,185       3.00           113,313       3.00
                                    ----------       ----        ----------       ----
  Excess..........................  $  258,387       6.00%       $  225,626       5.97%
                                    ==========       ====        ==========       ====
Average total assets for the
  quarter ended December 31,......  $4,306,182                   $3,777,101
                                    ==========                   ==========

     The FDIC has designated Fremont's industrial bank as a "well-capitalized" institution under the regulations promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991. A "well-capitalized" institution has a total risk-based capital ratio of at least 10%, has a Tier 1 risk-based capital ratio of at least 6%, has a leverage ratio of at least 5% and is not subject to any written agreement, capital directive or prompt corrective action directive issued by the FDIC under Section 8 or Section 38 of the Federal Deposit Insurance Act to meet and maintain a specific capital level for any capital measure. The total risk-based capital ratio is the ratio of qualifying total capital to risk-weighted assets and the Tier 1 risk-based capital ratio is the ratio of Tier 1 capital to risk-weighted assets.

     As a "well-capitalized" institution, the industrial bank's annual FDIC insurance premiums currently are 1.9 cents per $100 of eligible domestic deposits in 2001. The insurance premium payable is subject to semi-annual adjustment. The FDIC, by the first day of the month preceding each semi-annual period, is required to notify each insured institution of its assessment risk-classification upon which the insurance premium assessment for the following period will be based. The FDIC has the authority to assess to all insured institutions collectively, additional premiums to cover losses and expenses associated with insuring deposits maintained at financial institutions and for other purposes it deems necessary.

     In November 1999, the FDIC announced proposed new regulations which are designed primarily to increase the capital requirements for insured financial institutions engaged in sub-prime lending. These proposed regulations address the concentration of sub-prime risk in loan portfolios of insured financial institutions, formalizes the definition of sub-prime lending which would be subject to the proposed regulations and establishes higher levels of required capital for insured financial institutions engaged in the type of sub-prime lending as defined in the proposed regulations. It is unclear what changes, if any, will be made to these proposed regulations by the FDIC before they are finalized and implemented. While the Company's FDIC insured industrial bank originates sub-prime residential real estate loans, it is unclear what impact, if any, these proposed regulations, once finalized and implemented, will have on the Company's financial position or operating results.

     The FDIC, together with other federal banking regulatory agencies, issued a joint release entitled "Expanded Guidance for Sub-prime Lending Programs" on January 31, 2001 which contains supplemental guidelines regarding sub-prime lending. The supplemental guidelines primarily apply to institutions with sub-prime lending program of 25% or more of the institution's Tier 1 regulatory capital. The guidelines are intended to intensify examination scrutiny of institutions that target the sub-prime market. Institutions are examined on a case by case basis to determine the sufficiency of capital to support the risk of sub-prime lending. Generally, additional capital is required depending upon the additional risk assessment. Although there are differences between holding a portfolio of sub-prime loans and the securitization and sale of such loans, each requires special attention to assure the adequacy of capital and proper risk management.

     Limitations on Dividends. Under the Revised Banking Law, the industrial bank elected to be governed by provisions of the California General Corporations Law authorizing dividends for a period of four years beginning January 2001. The California General Corporation Law permits distributions to shareholders if the institution's financial condition meets either the retained earnings test or the remaining assets test. If the industrial bank did not make such election, its authorization to pay dividends would be subject to provisions applicable to commercial banks, which is limited to the lesser of retained earnings or the industrial bank's net income for its last three fiscal years, less amount of any distributions made by the industrial bank or by any majority owned subsidiary of the industrial bank to the shareholders of the industrial bank during such period. Upon application to and approval by the DFI, the industrial bank would be able to make distributions similar to the California General Corporation Law. The election by the industrial bank avoids this request and approval.

     In policy statements, the FDIC has advised insured institutions that the payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. Under the Financial Institutions Supervisory Act and the Financial Institutions Reform, Recovery and Enforcement Act of 1989, federal regulators also have authority to prohibit financial institutions from engaging in business practices which are considered to be unsafe or unsound. It is possible that, depending upon the financial condition of the Company's industrial bank and other factors, such regulators could assert that the payment of dividends in some circumstances might constitute unsafe or unsound practices and could prohibit payment of dividends even though technically permissible.

     Other Regulation. Fremont's industrial bank is also subject to federal consumer protection laws, including the Truth In Savings Act, the Truth in Lending Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, and the Gramm-Leach-Bliley Act with regard to privacy of consumer financial information.

  Insurance Regulation

     Fremont's workers' compensation insurance operation now has premiums inforce in 46 states and the District of Columbia. Insurance companies are subject to supervision and regulation by the state insurance authority in each state in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of injured workers and policyholders rather than investors or shareholders of an insurer. The extent of such regulation varies, but generally derives from state statutes that delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of minimum solvency standards which must be met and maintained by insurers, the licensing to do business of insurers and agents, restrictions on investments by insurers, establishing premium rates for certain property and casualty insurance and life and disability insurance, and the approval of policy forms. Additionally, many states require insurers to participate in assigned risk plans which provide insurance coverage to individuals or entities who are unable to obtain coverage from existing insurers in those states. The net profit or loss incurred in the administration of these plans is allocated back to participant insurers based on the insurers' relative market share (i.e., insurance premiums) in each state.

State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies. Fremont's multi-state insurance operations require, and will continue to require, significant resources of the Company in order to continue to comply with the regulations of each state in which it transacts business. (See "Risk Factors.")

     Beginning in 1995, Fremont's workers' compensation insurance policies have for the most part been written as non-participating, which does not include provisions for policyholder dividend consideration. Prior to January 1, 1995, the Company's policies, which were written mainly in California, were primarily written as participating, which obligated the Company to consider policyholder dividend payments. This shift in policy type was due primarily to the increased competition in the California market which resulted from the repeal of the minimum rate law, effective January 1, 1995. The shift to non-participating policies has continued and is a characteristic element of the competitive environment.

     Fremont's insurance subsidiaries are required in certain states to maintain on deposit investment securities meeting specified standards that have an aggregate market value equal to the Company's workers' compensation loss reserves.

     Insurance Guaranty Association Laws. Under insolvency or guaranty fund laws in most states in which the Company's insurance subsidiaries operate, insurers doing business in those states can be assessed, up to the prescribed limits, for losses incurred by policyholders as a result of the insolvency of other insurance companies. The amount and timing of such assessments are beyond the control of Fremont and generally have not had an adverse impact on Fremont's earnings in years in which such assessments have been made. Premiums written under workers' compensation policies are generally subject to assessment only with respect to covered losses incurred by the insolvent insurer under workers' compensation policies. Such assessments generally are recoverable through future policy surcharges.

     Holding Company Regulation. The Company is subject to the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). This act, and similar laws in other states, require the Company to periodically file information with the DOI and other state regulatory authorities, including information relating to its capital structure, ownership, financial condition and general business operations. Certain transactions between an insurance company and its affiliates, including sales, loans or investments which in any twelve month period aggregate at least 5% of its admitted assets or 25% of its statutory capital and surplus, also are subject to prior approval by the DOI.

     The Holding Company Act also provides that the acquisition or change of "control" of a California domiciled insurance company or of any person who controls such an insurance company cannot be consummated without the prior approval of the Insurance Commissioner. In general, a presumption of "control" arises from the ownership of voting securities and securities that are convertible into voting securities, that in the aggregate constitute 10% or more of the voting securities of a California insurance company or of a person that controls a California insurance company, such as Fremont. A person seeking to acquire "control," directly or indirectly, of Fremont must generally file with the Insurance Commissioner an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company. The Holding Company Act also effectively restricts Fremont from consummating certain reorganizations or mergers without prior regulatory approval.

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

     Other Regulations. The NAIC adopted a formula to calculate risk based capital ("RBC") of property and casualty insurance companies for inclusion in annual statements filed with state insurance departments. The purpose of the RBC model is to help state regulatory authorities monitor the capital adequacy of property and casualty insurance companies by measuring several major areas of risk facing property and casualty insurers including underwriting, credit and investment risks. Companies having less statutory surplus than the RBC model calculates will be required to adequately address these risk factors and will be subject to varying degrees of regulatory intervention, depending on the level of capital inadequacy. The NAIC also adopted the Codification of Statutory Accounting Principles ("Codification") that is effective January 1, 2001. The Codification supersedes the NAIC's guidance on statutory accounting, "Accounting Practices and Procedures Manual" and will result in changes to the prescribed accounting practices that the Company has used previously, including for the year 2000. (See Note B of Notes to Consolidated Financial Statements.)

     Agreement with the DOI. As previously discussed, on November 27, 2000, the Company's workers' compensation insurance subsidiaries entered into an agreement with the DOI that, among other things, allows their insurance subsidiaries to adjust to present value their workers' compensation insurance net loss and LAE reserves for accident years 1999 and prior. In addition, under the agreement with the DOI, the DOI has increased regulatory supervision and oversight over the Company's workers' compensation insurance subsidiaries and the subsidiaries will provide the DOI with additional and more frequent regulatory financial information and are required to obtain the DOI's prior approval on future material transactions, including the payment of dividends and certain other affiliate payments.

INTERCOMPANY TRANSACTIONS

     The payment of stockholder's dividends to Fremont by its subsidiaries are and may continue to be subject to certain statutory and regulatory restrictions. Fremont does not expect to receive any dividends from its property and casualty insurance subsidiaries for the foreseeable future.

     Fremont receives management fees from its property and casualty insurance subsidiaries as reimbursement for certain administrative and investment portfolio management services rendered by Fremont. As indicated above, the Company's workers' compensation insurance subsidiaries entered into an agreement with the DOI, under which the DOI could limit such reimbursement.

RISK FACTORS

Operating Results and Financial Condition May Vary

     The Company's profitability can be affected significantly by many factors including competition, the severity and frequency of claims, fluctuation in interest rates and the rate of inflation, legislation and regulations, court decisions, the judicial and regulatory climate and general economic conditions and trends, all of which are outside of the Company's control. In addition, Fremont's results may be affected by its ability to contain expenses and to implement appropriate technological changes. Any of these factors could contribute to significant variation in the Company's results of operations within the different aspects of its business, or businesses taken as a whole, from quarter to quarter and from year to year.

     During periods when economic conditions are unfavorable, the Company's financial services business may not be able to originate new loan products or maintain the credit quality of its finance receivables, both in its portfolio and for those loans that have been securitized, at previously attained levels. This may result in increased levels of non-performing assets and net credit losses. Changes in market interest rates, or in the relationships between various interest rates, could cause Fremont's interest margins to be reduced and may result in significant changes in the prepayment patterns of the Company's finance receivables. These risk factors could adversely affect the value of Fremont's loans and their related collateral, as well as the valuation of the residual interests in the Company's securitized loans, both of which could adversely affect Fremont's results of operations and financial condition. In addition, should the Company elect to monetize, in full or in part, its residual interests in securitized loans for liquidity or other purposes through the sale, or by other means, of these interests, the Company may realize, possibly significant, amounts less than the value of the interests as recorded in its financial statements due to the limited market for such residual interests and the timing and nature of such a transaction.

     With respect to Fremont's workers' compensation insurance business, changes in economic conditions can lead to reduced premium levels due to lower payrolls as well as increased claims due to the tendency of workers who are laid off to submit workers' compensation insurance claims. Changes in the medical, rehabilitation and legal environment can impact the severity of claims and the average cost per claim. Changes in market interest rates and credit conditions can affect the amount of interest income that the Company earns on its investment portfolio, as well as the amount of realized and unrealized gains or losses on specific holdings within the Company's investment portfolio. The Company's balance sheet includes significant amounts of reinsurance recoverables. Reinsurance contracts do not relieve the Company's property and casualty operations from its obligations to policyholders. The failure of reinsurers to meet their obligations in a timely and complete manner could result in losses to the Company. The Company also has premium receivables and agents' balances that represent amounts due its property and casualty insurance operations. Due to the current uncertainty surrounding the Company's workers' compensation insurance operations and their recent restructuring, there may be higher than normal delays in, or non-payment of, the amounts due. While the Company's property and casualty insurance operations have established an allowance for doubtful accounts in an amount it believes is sufficient to cover such potentialities, higher than expected levels of delinquency and non-payment could have an adverse impact upon the Company's financial position. Legislative and regulatory changes can also cause the operating results of the Company's workers' compensation insurance businesses to vary. The outlook for the future of the Company's workers' compensation insurance business is uncertain and is dependent upon the ability to maintain adequate rates, and to write sufficient business at such rates, manage claims costs and frequency, and to keep operating expenses in line with expected reductions in premium volume.

Loss Reserves and Allowance for Loan Losses May Prove to Be Inadequate

     The Company's financial services business maintains an allowance for loan losses on its portfolio of finance receivables in amounts that the Company believes is sufficient to provide adequate protection against potential losses. The finance receivables that Fremont primarily originates, both for its portfolio and for securitization, are generally non-conventional and non-investment grade loans. To mitigate for the somewhat higher potential risk of the lending that the Company is primarily engaged in and for the impact that adverse economic developments could have on the Company's finance receivables, Fremont lends primarily on a senior and secured basis and employs a proactive asset management approach. The Company also attempts to carefully evaluate the underlying collateral that secures these loans and to maintain underwriting standards that are designed to effect appropriate loan to collateral valuations and cash flow coverages. Although the Company believes that its consolidated level of allowance is sufficient to cover potential credit losses, the allowance could prove to be inadequate due to unanticipated adverse changes in economic conditions or discrete events that adversely affect specific borrowers, industries or markets. Any of these changes could impair the Company's ability to realize the expected value of the collateral securing certain of its finance receivables or the timing of the realization thereof.

     Fremont's property and casualty insurance subsidiaries are required to maintain reserves to cover the Company's ultimate liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves do not represent an exact calculation of liabilities, but instead are estimates involving actuarial projections at a given time of what the ultimate settlement and administration of claims will cost, including estimates of reinsurance recoveries associated with the estimated claims costs. These projections are based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity, and judicial theories of liability, as well as other factors. The Company regularly reviews its reserving techniques, overall reserve position and reinsurance. In light of present facts, trends and legal interpretations, the Company believes that adequate provisions have been made for loss and LAE reserves, net of reinsurance recoverables; however, the establishment of appropriate gross loss and LAE reserves and reinsurance recoverables is an inherently uncertain process and there can be no certainty that currently established gross loss and LAE reserves and reinsurance recoverables will prove to be adequate in light of subsequent actual experience. Subsequent actual experience has resulted, and could result, in net loss and LAE reserves being too high or too low. The Company's future loss and LAE development could require an increase in its gross loss and LAE reserves or a decrease in its reinsurance recoverables from prior periods, which would adversely affect the Company's earnings in future periods.

Competition May Adversely Affect the Company's Market Share and Operating
Results

     The Company's financial services business competes in markets that are highly competitive and are characterized by factors that vary based upon loan product and geographic region. The markets in which Fremont competes are typically characterized by a large number of competitors who compete for loans based primarily upon price, terms and loan structure. The Company's industrial bank also competes for deposits to fund its operations. Competition is highly price-sensitive and competitive forces could affect the industrial bank's ability to source adequately priced deposits. The Company primarily competes with banks and mortgage and finance companies, many of which are larger and have greater financial resources than Fremont. The competitive forces of these markets could adversely affect the Company's net finance income, loan origination volume or net credit losses.

     Fremont's property and casualty insurance business competes in a market characterized primarily by competition on the basis of price and service. In addition, state regulatory changes could affect competition in the states where the Company transacts business. Although Fremont was one of the largest writers of workers' compensation insurance in the nation, the Company began reducing its workers' compensation insurance writings during 2000, and on into 2001, in response to increased operating leverage that resulted primarily from gross loss reserve actions taken in 2000. In addition, A.M. Best reduced its rating on the Company's workers' compensation insurance subsidiaries to "E" (Under Regulatory Supervision) in December of 2000, making it difficult for the Company to renew policies and attract new business. While the Company continues to evaluate various alternatives to assist in its efforts to be able to write sufficient premium volume, there can be no certainty that such initiatives will be realized. Most of the Company's competitors are larger and have greater resources. For these reasons, the Company will most likely not maintain its market share in the states where it plans to do business in the future and the Company may not be able to obtain adequate pricing for its insurance products.

Geographic Concentration of Business Could Adversely Affect the Company's Operations

     While the Company attempts to diversify its loan origination by geographic region, the Company's geographic concentration of commercial and residential real estate loans remains in California. At December 31, 2000, approximately half of Fremont's commercial and residential real estate loans, both in its portfolio and those loans that have been securitized, were collateralized by properties located in California. Adverse events in California, such as real estate market declines or the occurrence of natural disasters upon property located therein, may have a more significant adverse effect upon the Company's operating results and financial condition than if a higher percentage of its loans were collateralized by properties located outside California.

     Fremont's workers' compensation insurance operations have been restructured to concentrate on writing workers' compensation insurance in California and the western United States, and to eliminate operations in other states, in particular Illinois. The Company expects that as the amount of total premium volume decreases, the significant majority of its business will be located in California. Because of this geographic concentration of business in California, the Company's financial position and results of operations are expected to be significantly influenced by general trends in the California economy, and in particular, the condition of the California workers' compensation insurance market. The impact of unfavorable economic conditions, legislation, regulatory restrictions and supervision, and other trends within California may result in greater uncertainty and volatility in the Company's business operations and could adversely affect the results of Fremont's operations and its financial condition more than if the Company's premium had been originated with more geographic diversification.

Regulatory Developments May Adversely Affect the Company's Operations

     Fremont's financial services businesses include an FDIC insured industrial bank subject to supervision and regulation by the DFI and the FDIC. Federal and state regulations prescribe certain minimum capital requirements and, while the Company's industrial bank is currently in compliance with such requirements, in the future the Company could be required to make additional contributions to its industrial bank in order to maintain compliance with such requirements. Future changes in government regulation and policy could adversely affect the industrial bank industry, including Fremont's industrial bank. Such changes in regulations and policies may place restrictions on or make changes to the Company's lending business and increase the costs of compliance.

     As previously reported, the Company's workers' compensation insurance subsidiaries have entered into an agreement with the DOI in which the DOI is allowed additional regulatory supervision and oversight over their activities. Under the agreement, prior approval by the DOI is required for certain payments by the workers' compensation insurance subsidiaries, including those to affiliates. These payments are generally for the reimbursement of certain expenses and for various services rendered. Previously, substantially all affiliate payments have been made to Fremont. Delay, or denial in whole or in part, by the DOI of such future payments may adversely impact the liquidity of Fremont. In addition, should the DOI determine in good faith that the financial position of the Company's workers' compensation insurance subsidiaries no longer adequately protects policyholders from financial hazard, the DOI may institute various regulatory actions, including conservation. Should the Company's significant workers' compensation insurance subsidiaries come under regulatory conservation, or similar arrangement, this may cause an event of default under the Company's Series B senior notes (the "Senior Notes") outstanding. If an event of default is declared under the Senior Notes, the outstanding principal may become immediately due and payable. The Company's current financial position would not enable it to meet such an obligation and, as a result, the Company and the holders of its Senior Notes may pursue various alternatives. Such actions could have a significant adverse impact upon the Company and the holders of its various securities.

     While the Company expects that in the future the predominant amount of workers' compensation insurance premiums will be represented by policies in California, after giving effect to the previously discussed restructuring of the workers' compensation insurance operation in December 2000, the Company's workers' compensation insurance operation could be adversely impacted by the actions of regulatory authorities in other states, including those states in which the Company no longer intends to underwrite workers' compensation insurance policies in. Such actions could include, among other things, suspension of licenses, various restrictions on business activities, and increased levels in the amounts of investment securities to be maintained on deposit with various states.

     A significant portion of Fremont's workers' compensation insurance premiums are derived from policies issued in California. California began operating under an open rating system effective January 1, 1995. Each insurance company sets its base rates to reflect its particular loss experience and operating costs and is not required to adopt such advisory rates. In particularly competitive environments, such as California, many insurance companies often set their premium rates below such advisory rates. Before January 1, 1995, California operated under a minimum rate law, whereby premium rates established by the DOI were the minimum rates that could be charged by an insurance carrier. The repeal of the minimum rate law has resulted in lower premiums and profitability on the Company's California workers' compensation insurance policies due to increased price competition.

ITEM 2. PROPERTIES

     The Company leases substantially all of its office facilities in various cities for its corporate and subsidiary operations. The Company considers these facilities to be adequate for its operating needs. See Note N of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, which note is incorporated herein by reference.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Fremont's common stock is traded on the New York Stock Exchange ("NYSE") under the trading symbol "FMT." The following table sets forth the high and low sales prices of the Company's common stock as reported as composite transactions on the NYSE and the cash dividends declared on the Company's common stock during each quarter presented.

                                                                         DIVIDENDS
                                                      HIGH      LOW      DECLARED
                                                     ------    ------    ---------
2000
1st Quarter........................................  $ 9.63    $ 5.50      $0.08
2nd Quarter........................................    6.88      3.88       0.08
3rd Quarter........................................    5.25      2.69       0.04
4th Quarter........................................    5.38      1.50       0.04
                                                                           -----
          Total....................................                        $0.24
                                                                           =====
1999
1st Quarter........................................  $25.69    $17.56      $0.08
2nd Quarter........................................   21.75     16.50       0.08
3rd Quarter........................................   19.56      8.50       0.08
4th Quarter........................................    9.50      4.69       0.08
                                                                           -----
          Total....................................                        $0.32
                                                                           =====

     On December 31, 2000, the closing sale price of the Company's common stock on the NYSE was $2.81 per share. There were 1,849 stockholders of record as of December 31, 2000.

     Fremont has paid cash dividends in every quarter since its initial public offering in 1977. The decision to do so is made quarterly by the Board of Directors and is dependent on the earnings of the Company, management's assessment of future capital needs, and other factors. (See "Item 1.
Business -- Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.)

ITEM 6. SELECTED FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------
                                            2000(1)      1999(2)      1998(3)     1997(4)      1996
                                           ----------   ----------   ----------   --------   --------
                                           (THOUSANDS OF DOLLARS, EXCEPT PERCENTS AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Property and casualty premiums
    earned..............................   $1,016,086   $  831,005   $  552,078   $601,183   $486,860
  Interest and fee income on loans......      379,243      366,408      240,749    199,195    168,018
  Net investment income.................      160,982      169,559      192,815    149,729    123,531
  Realized investment losses............       (2,754)      (3,548)        (605)    (1,964)    (1,658)
  Other revenue.........................       23,615       34,186       44,143     23,020     17,547
                                           ----------   ----------   ----------   --------   --------
         Total revenues.................   $1,577,172   $1,397,610   $1,029,180   $971,163   $794,298
                                           ==========   ==========   ==========   ========   ========
  Financial services income.............   $  102,173   $   79,874   $   55,506   $ 42,286   $ 36,589
  Property and casualty insurance income
    (loss)..............................     (748,535)    (116,178)     169,235    144,667    117,593
  Corporate and other interest
    expense.............................      (46,496)     (29,980)     (28,029)   (28,060)   (25,873)
                                           ----------   ----------   ----------   --------   --------
  Income (loss) before taxes............     (692,858)     (66,284)     196,712    158,893    128,309
  Income tax (expense) benefit..........      174,128       25,907      (63,748)   (50,601)   (41,021)
                                           ----------   ----------   ----------   --------   --------
  Net income (loss) from continuing
    operations..........................   $ (518,730)  $  (40,377)  $  132,964   $108,292   $ 87,288
                                           ==========   ==========   ==========   ========   ========
GAAP RATIOS FOR PROPERTY AND CASUALTY
  INSURANCE:
  Loss ratio(1).........................        124.2%        92.7%        60.8%      64.7%      68.9%
  Expense ratio(1)......................         57.9%        31.6%        34.5%      27.5%      25.9%
  Policyholder dividends ratio..........          3.8%         4.4%         0.9%       0.8%        --
                                           ----------   ----------   ----------   --------   --------
  Combined ratio........................        185.9%       128.7%        96.2%      93.0%      94.8%
                                           ==========   ==========   ==========   ========   ========
PER SHARE DATA:
  Cash dividends declared...............   $     0.24   $     0.32   $    0.305   $   0.30   $   0.30
  Stockholders' equity:
    Including SFAS 115..................         3.46        10.44        13.60      12.04       9.95
    Excluding SFAS 115..................         4.18        11.42        13.04      11.28       9.90
  Net income (loss) from continuing
    operations:
    Basic...............................        (8.23)       (0.64)        2.09       1.90       1.77
    Diluted(5)..........................        (8.23)       (0.64)        1.90       1.62       1.37
WEIGHTED AVERAGE SHARES USED TO
  CALCULATE PER SHARE DATA:
  Basic.................................       63,052       63,650       63,529     57,059     49,315
  Diluted(5)............................       63,052       63,650       70,082     68,585     67,206

                                                                    DECEMBER 31,
                                           --------------------------------------------------------------
                                            2000(1)      1999(2)      1998(3)      1997(4)        1996
                                           ----------   ----------   ----------   ----------   ----------
                                                               (THOUSANDS OF DOLLARS)
BALANCE SHEET DATA:
  Total assets...........................  $8,164,058   $8,053,520   $7,433,954   $6,166,558   $4,310,966
  Investments............................   1,978,899    2,205,834    2,386,757    2,442,813    1,484,310
  Loans receivable.......................   3,403,256    3,060,984    2,958,176    1,983,687    1,688,040
  Claims and policy liabilities..........   3,146,999    2,792,159    2,635,369    2,536,481    1,582,779
  Deposits...............................   3,849,211    3,423,243    2,134,839    1,492,985    1,114,352
  Short-term debt........................          --       10,000      165,702       26,290       16,896
  Long-term debt.........................     376,843      429,185      913,006      691,068      636,456
  Trust Originated Preferred
    Securities(SM).......................     100,000      100,000      100,000      100,000      100,000
  Stockholders' equity:
    Including SFAS 115...................     244,899      731,101      950,912      832,815      559,117
    Excluding SFAS 115...................     295,717      800,191      912,010      779,906      556,488

---------------
(1) In 2000, the Company recognized an increase in gross liability for losses totaling $450 million and $267.8 million of charges related to the restructuring of its workers' compensation insurance operations.

(2) The Company sold Fremont Financial Corporation on December 20, 1999.

(3) The Company acquired UNICARE Specialty Services, Inc. on September 1, 1998.

(4) The Company acquired Industrial Indemnity Holdings, Inc. on August 1, 1997.

(5) For 2000 and 1999, dilutive securities were excluded from diluted weighted average shares because the effect would have been antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Fremont General Corporation ("Fremont" or "the Company") is a financial services holding company. Fremont manages its business through two operating segments: (i) financial services and (ii) property and casualty insurance. Fremont's financial services' segment is consolidated within Fremont General Credit Corporation, which is engaged in collateralized commercial and consumer lending nationwide through its California-chartered industrial bank subsidiary, Fremont Investment & Loan ("FIL"). Fremont's property and casualty insurance segment is consolidated within Fremont Compensation Insurance Group ("FCIG") and substantially all of its insurance operation is represented by the underwriting of workers' compensation insurance policies. Each segment is managed separately and uses different pricing, distribution and operating methods. Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that Fremont does not allocate to its segments.

     This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and notes thereto presented under Item 8 and the Business section presented under Item 1.

RESULTS OF OPERATIONS

     The following table presents a summary of the Company's income (loss) before taxes by business segment and net after tax income (loss) for the years ended December 31, 2000, 1999 and 1998:

                                                   YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                2000         1999         1998
                                              ---------    ---------    --------
                                                    (THOUSANDS OF DOLLARS)
Income (loss) before taxes:
  Financial Services........................  $ 102,173    $  79,874    $ 55,506
  Property and casualty.....................   (748,535)    (116,178)    169,235
  Unallocated corporate interest and other
     expenses...............................    (46,496)     (29,980)    (28,029)
                                              ---------    ---------    --------
  Total income (loss) before taxes..........  $(692,858)   $ (66,284)   $196,712
  Income tax (expense) benefit..............    174,128       25,907     (63,748)
                                              ---------    ---------    --------
  Net income (loss) from continuing
     operations.............................   (518,730)     (40,377)    132,964
  Discontinued operations, net of tax.......         --      (25,000)         --
  Extraordinary gains on extinguishment of
     debt, net of tax.......................     12,418           --          --
                                              ---------    ---------    --------
  Net income (loss).........................  $(506,312)   $ (65,377)   $132,964
                                              =========    =========    ========

     The substantial property and casualty segment loss before taxes for the year ended December 31, 2000 is predominantly the result of the recognition of an increase of $450 million in the Company's gross liability for loss and LAE reserves during the quarter ended June 30, 2000, and the recognition of $267.8 million in certain charges during the quarter ended December 31, 2000 associated with the Company's restructuring of its workers' compensation insurance operation, which was announced by the Company on December 14, 2000. The increase in the Company's gross loss and LAE reserves was related primarily to claims under workers' compensation insurance policies effective in or prior to 1999. Additionally, during the quarter ended December 31, 2000, the Company recognized $44.1 million in various non-recurring charges, primarily in the elimination of previously recorded tabular discounts in the Company's loss reserves and an increase in the allowance for doubtful accounts for premiums receivable and agents' balances. The aforementioned increase in gross loss and LAE reserves, restructuring charges and additional non-recurring charges, are explained in more detail in the notes to the Company's consolidated financial statements and in the "Property and Casualty Insurance Operation" section herein.

     As previously discussed in the "Business section -- General" presented under Item 1, the Company, as a result of substantial operating losses in its property and casualty insurance segment in 2000, has entered into an agreement with the DOI which provides for additional regulatory oversight and supervision of the Company's workers' compensation insurance subsidiaries. The Company has restructured its workers' compensation insurance operation to reduce operating expenses to levels considered appropriate for the expected significant reductions in workers' compensation insurance premiums. In addition, in an effort to mitigate the impact that the Company's "E" (Under Regulatory Supervision) rating from A.M. Best has on its ability to write new and renewal workers' compensation insurance policies, the Company and an insurance carrier with an "A" rating from A.M. Best have reached agreement on substantially all material terms of a fronting facility. This fronting facility transaction is pending definitive documentation and final regulatory approval, and the Company cannot be certain that an agreement will be finalized and implemented.

     The Company's property and casualty insurance operation segment's loss before taxes for the year ended December 31, 1999 was due primarily to the impact of two actions. First, the Company, in the third quarter of 1999, recognized in the amount of $147 million, the adverse effect on incurred loss and LAE of a lower than expected level of certain reinsurance recoverables than had been actuarially predicted at the inception of certain reinsurance agreements. Second, the recognition of a settlement agreement with Reliance under a reinsurance contract that was in effect from January 1, 1998 through December 31, 1999, which resulted in a charge of $75 million. The aforementioned two actions are explained in more detail in the notes to the Company's consolidated financial statements and in the "Property and Casualty Insurance Operation" section herein.

     The financial services segment recorded income before taxes of $102.2 million for 2000, as compared to $79.9 million and $55.5 million for 1999 and 1998, respectively. Included in the results for 1999 is the recognition of a gain in the amount of $10.3 million related to the sale of the Company's commercial finance subsidiary, Fremont Financial, in December of 1999. Fremont Financial's income before taxes of $9.0 million and $11.4 million for 1999 and 1998, respectively, are included in the financial services segment results reported. The significant increase in income before taxes for 2000, as compared to 1999, is primarily related to an increase in the interest margin, lower operating expense ratios, and higher levels of gains on the whole loan sales of residential real estate loans. The increase in income before taxes in 1999, as compared to 1998, is primarily due to a significant increase in average earning assets, with an offset due to slightly lower interest margins and a decrease in gains on the whole loan sales of residential real estate loans. See the "Financial Services Operation" section herein for additional detail.

     Unallocated corporate interest and other expenses during the year ended December 31, 2000 consisted primarily of investment income revenue, offset by unallocated corporate expenses consisting primarily of interest expense, net of any affiliate interest income, and general and administrative expenses, net of subsidiary reimbursement. The unallocated corporate interest and other expense loss before taxes for the year ended December 31, 2000, was $46.5 million as compared to $30.0 and $28.0 million, for 1999 and 1998, respectively. The significant increase in 2000 as compared to the consistent levels in 1999 and 1998 is due primarily to lower affiliate interest income from the Company's downstream holding company subsidiaries. The lower affiliate interest income resulted from the Company's conversions on January 1, 2000 and April 1, 2000 of approximately $154 million and

$267 million, respectively, in notes receivable due from these subsidiaries to common equity in the subsidiaries, thereby establishing capital contributions to them. The January 1, 2000 conversion transaction affected Fremont General Credit Corporation ("FGCC"), the downstream holding company subsidiary that holds the Company's industrial bank subsidiary, FIL. The April 1, 2000 conversion transaction impacted FCIG, which is the downstream holding company subsidiary that holds the Company's insurance company subsidiaries. With these debt conversions, beginning January 1, 2000, and to a larger extent April 1, 2000, the Company's unallocated corporate interest expense is, and will continue to be, higher. After these conversions, there is no affiliate debt due from the Company's downstream holding company subsidiaries. See "Liquidity and Capital Resources" for additional information.

                                                   YEAR ENDED DECEMBER 31,
                                            --------------------------------------
                                               2000          1999          1998
                                            ----------    ----------    ----------
                                                    (THOUSANDS OF DOLLARS)
Revenues:
  Financial services......................  $  420,987    $  411,575    $  297,469
  Property and casualty...................   1,151,596       984,573       729,728
  Unallocated corporate revenue...........       4,589         1,462         1,983
                                            ----------    ----------    ----------
          Total...........................  $1,577,172    $1,397,610    $1,029,180
                                            ==========    ==========    ==========

     The Company generated revenues of approximately $1.58 billion for 2000, as compared to revenues of $1.40 billion and $1.03 billion for 1999 and 1998, respectively. Higher revenues in 2000 as compared to 1999 resulted from higher workers' compensation insurance premiums in the property and casualty insurance segment. Revenues in the financial services segment remained relatively even in 2000 as compared to 1999. While the Company's commercial real estate average loan portfolio increased from $2.09 billion in 1999 to $2.60 billion in 2000, and the Company experienced slightly higher yields on its average loan portfolio and investments, the Company did not have any revenue from its Fremont Financial subsidiary in 2000 as a result of its sale in December 1999. Higher workers' compensation insurance premiums were achieved in 2000 primarily from increased new business development during 1999, which increased gross estimated annual premiums in effect at December 31, 1999 to $1.03 billion, and from a lower level of ceded reinsurance premiums. During 1999 and 2000, the Company had lowered its reinsurance attachment point to $50,000, which resulted in higher ceded reinsurance premiums and lower net earned premium revenues during these two years. (See "Property and Casualty Insurance Operation -- Premiums.") Higher revenues for 1999 as compared to 1998 resulted from increases in both financial services and property and casualty insurance revenues. Financial services' revenues increased as its average earning assets increased from $2.59 billion in 1998 to $4.09 billion in 1999, despite a slight decrease in yields. (See "Financial Services Operation.") Revenues for the property and casualty insurance segment increased primarily due to increased new business development and the September 1, 1998 acquisition of Unicare Specialty Services, Inc. ("Unicare"), a workers' compensation insurance company, from Wellpoint Health Networks Inc.

     During the year ended December 31, 2000 the Company purchased $40.9 million and $7.3 million, respectively, in principal amount of its publicly traded 7.7% Series B Senior Notes due 2004 and 7.875% Series B Senior Notes due 2009 ("Senior Notes"), which were originally issued by the Company pursuant to an exchange offer in the second quarter of 1999. See "Liquidity and Capital Resources" for additional detail on this extinguishment of debt. In addition, during 2000, the Company purchased $2.3 million of principal amount at maturity of its publicly traded Liquid Yield Option Notes due 2013 (the "LYONs"). The Company recognized an after-tax gain of $12.4 million from these actions during

2000. The after-tax gain is reported as an extraordinary item in the accompanying Consolidated Statements of Operations.

     In the year ended December 31, 1999, the Company incurred a net after-tax loss of $25 million to recognize the contribution by Fremont of additional assets to its discontinued insurance operations. The additional assets were considered necessary as the Company observed an increase in reported asbestos and environmental claims in excess of previous estimates. The Company's discontinued insurance operations consist primarily of assumed treaty and facultative reinsurance business that was discontinued between 1986 and 1991. In 1990, the Company established a management group to actively manage the liquidation of this business. The liabilities associated with this business are long term in duration and, therefore, the Company continues to be subject to claims being reported. Claims under these reinsurance treaties include professional liability, product liability and general liability, which include environmental and asbestos claims.

     Income tax expense (benefits) of $(174,128,000), $(25,907,000), and
$63,748,000 for 2000, 1999 and 1998, represents effective tax rates of 25.1%, 39.1%, and 32.4%, respectively, on income (loss) before taxes and extraordinary items of $(692,858,000), $(66,284,000) and $196,712,000 for the same respective periods. The effective tax rates for the three periods presented are different than the federal enacted tax rate of 35%, due mainly to tax exempt investment income, which either reduces the Company's taxable income or increases the Company's taxable loss, higher state income tax provisions within the Company's financial services operation and tax exempt goodwill amortization, which is excluded from deductible expenses. The significant change in effective tax rates in 2000, as compared to 1999 and 1998, is a result of the Company's write off of certain goodwill balances and other intangible assets as part of its restructuring charge in 2000. See Note B of the Company's consolidated financial statements for further detail on the restructuring charge recognized by the Company in 2000. As the Company is currently in a net loss carryover condition, the income tax benefit in the twelve months ended December 31, 2000 has been recognized as a deferred tax asset. See Note G of the Company's consolidated financial statements for further detail on the Company's income tax provisions and deferred tax asset.

FINANCIAL SERVICES OPERATION

                                                           YEAR ENDED DECEMBER 31,
                                                     -----------------------------------
                                                       2000         1999         1998
                                                     ---------    ---------    ---------
                                                           (THOUSANDS OF DOLLARS)
FINANCIAL SERVICES
Interest and fee income on loans...................  $ 379,243    $ 366,408    $ 240,749
Interest income on investment securities...........     18,936       10,408       12,716
                                                     ---------    ---------    ---------
          Total interest income....................    398,179      376,816      253,465
Interest expense...................................   (217,862)    (205,939)    (134,587)
                                                     ---------    ---------    ---------
          Net interest income......................    180,317      170,877      118,878
Provision for loan losses..........................    (17,526)     (25,470)     (11,059)
                                                     ---------    ---------    ---------
          Net interest income after provision for
            loan losses............................    162,791      145,407      107,819
Other non-interest income..........................     22,808       24,435       42,769
Gain on sale of Fremont Financial..................         --       10,324           --
Operating expenses.................................    (83,426)    (100,292)     (95,082)
                                                     ---------    ---------    ---------
Income before taxes................................  $ 102,173    $  79,874    $  55,506
                                                     =========    =========    =========

     The financial services operation's income before taxes was $102.2 million for the year 2000. This is a 69% increase when compared to 1999's income before taxes, excluding the gain on the sale of Fremont Financial and its $9.0 million in income before taxes for 1999. This increase in earnings is a result of the following:

     - Net interest income as a percentage of average earning assets increased to 4.49% for 2000 as compared to 4.18% for 1999. This increase reflects improved pricing for the Company's lending products, lower relative costs of funding and a more favorable mix of higher yielding lending products.

     - Increased levels of gains recognized on whole loan sales.

     - Lower net operating expense levels as a percentage of average earning assets. This percentage was 2.1% in 2000, as compared to 2.5% in 1999. This reflects the success of the Company's cost containment efforts.

     - Net charge-offs, as a percentage of the average loan portfolio, were a low 0.17%, resulting in a lower provision for loan losses in 2000 than in 1999.

     The financial services operation's income before taxes was $79.9 million for the year 1999. This amount includes a $10.3 million gain on the sale of Fremont Financial and its operating results until its sale in December of 1999. This is a 25% increase when compared to 1998's income before taxes, excluding the gain on sale of Fremont Financial in 1999. An increase in net earning assets from $2.6 billion in 1998 to $4.1 billion in 1999 was the primary factor in increased income before taxes. Offsetting this was a decline in net interest income as a percentage of average earning assets to 4.18% for 1999 as compared to 4.59% for 1998. In addition, in 1999, the Company sold less residential real estate loans in whole loan sales transactions due to market pricing conditions. The Company instead sold residential real estate loans through three securitizations during 1999 and recognized no net gain on sale. Lower net operating expense levels were realized in 1999, as a percentage of average earning assets, as compared to 1998. This percentage was 2.5% in 1999 as compared to 3.6% in 1998.

     The following table identifies the interest income, interest expense, average interest bearing assets and liabilities, and interest margins for Fremont's financial services operation:

                                                              YEAR ENDED DECEMBER 31,
                          ------------------------------------------------------------------------------------------------
                                       2000                             1999                             1998
                          ------------------------------   ------------------------------   ------------------------------
                           AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                           BALANCE     INTEREST    COST     BALANCE     INTEREST    COST     BALANCE     INTEREST    COST
                          ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                      (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Interest bearing
  assets(1):
  Commercial real estate
    loans                 $2,600,159   $267,938   10.30%   $2,086,038   $193,491    9.28%   $1,220,115   $120,718    9.89%
  Residential real
    estate loans(2)          737,083     71,854    9.75       726,552     67,248    9.26       417,872     40,025    9.58
  Syndicated loans           336,455     33,438    9.94       486,835     43,808    9.00       249,440     24,829    9.95
  Insurance premium
    finance loans             53,731      6,014   11.19        60,691      6,358   10.48        62,050      6,214   10.01
  Commercial finance
    loans                         --         --      --       527,521     55,503   10.52       416,264     48,963   11.76
  Investments                290,784     18,935    6.51       201,527     10,409    5.17       226,097     12,716    5.62
                          ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
        Total interest
          bearing assets  $4,018,212   $398,179    9.91%   $4,089,164   $376,817    9.22%   $2,591,838   $253,465    9.78%
                          ==========   ========            ==========   ========            ==========   ========
Interest bearing
  liabilities:
  Time deposits           $2,989,436   $180,895    6.05%   $2,163,215   $116,377    5.38%   $1,339,116   $ 76,215    5.69%
  Savings deposits           646,072     36,529    5.65       657,697     32,797    4.99       388,355     20,245    5.21
  Debt with banks and
    other institutions         6,303        389               495,941     26,916    5.43       268,834     17,170    6.39
  Securitization
    obligation                    --         --      --       332,873     18,160    5.46       287,386     17,588    6.12
  Debt from affiliates            --         --      --       129,007      9,276    7.19        53,813      3,279    6.09
  Other                        2,471         49    1.98        41,993      2,412    5.74         2,082         90    4.32
                          ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
        Total interest
          bearing
          liabilities     $3,644,282   $217,862    5.98%   $3,820,726   $205,938    5.39%   $2,339,586   $134,587    5.75%
                          ==========   ========            ==========   ========            ==========   ========
Net interest income                    $180,317                         $170,879                         $118,878
                                       ========                         ========                         ========
Percent of average
  interest-earning
  assets:
  Interest income                          9.91%                            9.22%                            9.78%
  Interest expense                         5.42%                            5.04%                            5.19%
                                       --------                         --------                         --------
    Net interest margin                    4.49%                            4.18%                            4.59%
                                       ========                         ========                         ========

---------------
(1) Average loan balances include non-accrual loan balances, and exclude residual interests in securitized loans.

(2) Includes loans held for sale

     The margin between the Company's interest income and expense ("net yield") increased in 2000 as compared to 1999 due mainly to the combined effect of an increase in the net yields on commercial real estate loans, and to a lesser degree, increases in net yields on syndicated loans. The net yields on residential real estate loans decreased slightly. As indicated in the table above, the average outstandings of commercial real estate loans increased by 25% in 2000 and created a significant positive impact on the Company's overall net interest income margin. The decrease in the net interest margin percentage from 1998 to 1999 reflects lower levels of net yields, particularly on commercial real estate and commercial finance loans. These lower pricing levels for the Company's lending products in 1999, as compared to 1998, reflected market competitive pressures, which were evident in 1998 and 1999.

     Loans Receivable and Reserve Activity. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:

                                                            DECEMBER 31,
                                   --------------------------------------------------------------
                                          2000                  1999                  1998
                                   ------------------    ------------------    ------------------
                                                % OF                  % OF                  % OF
                                     AMOUNT     TOTAL      AMOUNT     TOTAL      AMOUNT     TOTAL
                                   ----------   -----    ----------   -----    ----------   -----
                                              (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Term loans:
  Commercial real estate loans...  $2,900,147     84%    $2,332,880     75%    $1,561,145     52%
  Residential real estate
     loans.......................     253,236      7        388,297     13        549,400     18
  Syndicated loans...............     312,386      9        322,715     10        168,170      6
  Insurance premium finance
     loans.......................          --     --         64,596      2         58,319      2
  Commercial finance loans.......          --     --             --     --        168,040      5
                                   ----------   ----     ----------   ----     ----------   ----
          Total term loans.......   3,465,769    100      3,108,488    100      2,505,074     83
Revolving loans:
  Syndicated loans...............       5,086     --          8,990     --        191,980      6
  Commercial finance loans.......          --     --             --     --        317,468     11
                                   ----------   ----     ----------   ----     ----------   ----
          Total revolving
            loans................       5,086     --          8,990     --        509,448     17
                                   ----------   ----     ----------   ----     ----------   ----
          Total loans............   3,470,855    100      3,117,478    100      3,014,522    100
Less allowance for loan losses...     (67,599)    (2)       (56,494)    (2)       (56,346)    (2)
                                   ----------   ----     ----------   ----     ----------   ----
  Loans receivable...............  $3,403,256     98%    $3,060,984     98%    $2,958,176     98%
                                   ==========   ====     ==========   ====     ==========   ====

     The following table illustrates the maturities of Fremont's loans receivable:

                                          MATURITIES AT DECEMBER 31, 2000
                                  ------------------------------------------------
                                   1 TO 24      25 TO 60    OVER 60
                                    MONTHS       MONTHS      MONTHS       TOTAL
                                  ----------    --------    --------    ----------
                                               (THOUSANDS OF DOLLARS)
Term loans -- variable rate.....  $1,537,436    $850,823    $540,602    $2,928,861
Term loans -- fixed rate........      69,013      95,240     372,655       536,908
Revolving loans -- variable
  rate..........................          --       5,086          --         5,086
                                  ----------    --------    --------    ----------
          Total.................  $1,606,449    $951,149    $913,257    $3,470,855
                                  ==========    ========    ========    ==========

     The Company monitors the relationship of fixed and variable rate loans and interest bearing liabilities in order to minimize interest rate risk. The Company's loans are predominately variable rate. (See "Variability of Operating Results.")

     The following table describes the asset classifications, loss experience and reserve reconciliation of the financial services operation as of or for the periods ended as shown below:

                                                                  DECEMBER 31,
                                                    -----------------------------------------
                                                       2000           1999           1998
                                                    -----------    -----------    -----------
                                                     (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Non-accrual loans.................................  $   69,964     $   30,462     $   22,520
Real estate owned ("REO").........................      16,149          3,720          4,918
                                                    ----------     ----------     ----------
Total non-performing assets.......................  $   86,113     $   34,182     $   27,438
                                                    ==========     ==========     ==========
Accrual loans 90 days past due....................  $    1,023     $      928     $    1,264
                                                    ==========     ==========     ==========
Beginning allowance for loan losses...............  $   56,494     $   56,346     $   44,402
Provision for loan losses.........................      17,526         25,470         11,059
Reserves (sold) established with portfolio
  (dispositions) acquisitions.....................          --        (14,265)         3,465
Charge-offs:
  Commercial real estate loans....................       5,168            762            202
  Residential real estate loans...................       1,339          1,318          1,036
  Syndicated loans................................          --          2,164             --
  Insurance premium finance loans.................         125             91            132
  Commercial finance loans........................          --          6,965          2,049
                                                    ----------     ----------     ----------
          Total charge-offs.......................       6,632         11,300          3,419
                                                    ----------     ----------     ----------
Recoveries:
  Commercial real estate loans....................          45             74            534
  Residential real estate loans...................         159             59            161
  Syndicated loans................................          --             --             --
  Insurance premium finance loans.................           7             16             28
  Commercial finance loans........................          --             94            116
                                                    ----------     ----------     ----------
          Total recoveries........................         211            243            839
                                                    ----------     ----------     ----------
Net charge-offs...................................       6,421         11,057          2,580
                                                    ----------     ----------     ----------
Ending allowance for loan losses..................  $   67,599     $   56,494     $   56,346
                                                    ==========     ==========     ==========
Allocation of allowance for loan losses:
  Commercial real estate loans....................  $   56,295     $   41,535     $   28,762
  Residential real estate loans...................       5,182          9,053         11,335
  Syndicated loans................................       6,122          5,344          6,798
  Insurance premium finance loans.................          --            562            468
  Commercial finance loans........................          --             --          8,983
                                                    ----------     ----------     ----------
          Total allowance for loan losses.........  $   67,599     $   56,494     $   56,346
                                                    ==========     ==========     ==========
Total loans receivable before allowance for loan
  losses..........................................  $3,470,855     $3,117,478     $3,014,522
Average total loans receivable(1).................   3,727,428      3,887,637      2,365,741
Net charge-offs to average total loans
  receivable......................................        0.17%          0.28%          0.11%
Non-performing assets to total loans receivable
  plus REO........................................        2.47%          1.10%          0.91%
Allowance for loan losses to total loans
  receivable......................................        1.95%          1.81%          1.87%
Allowance for loan losses to non-performing
  assets..........................................       78.50%        165.27%        205.36%
Allowance for loan losses to non-performing assets
  and accrual loans 90 days past due..............       77.58%        160.91%        196.31%

---------------
(1) Includes loans held for sale.

     Non-performing assets increased during 2000 to $86.1 million, or 2.47% of total loans receivable plus real estate owned at December 31, 2000. In addition, there were $1.0 million in loans on accrual status, which were 90 days or greater past due. Non-performing assets as of December 31, 1999 were 1.10% of total loans receivable plus real estate owned, which was consistent with a level of 0.91% at December 31, 1998. The level of non-performing assets fluctuates and specific loans can have a material impact upon the total. Non-performing commercial real estate loans (including accrual loans 90 days past due) and real estate owned at December 31, 2000 represented 1.47% of total commercial real estate loans and real estate owned. At December 31, 1999, non-performing commercial real estate loans and real estate owned represented 0.63% of the total commercial real estate loans and real estate owned outstanding. The increase is due to only a few loans being classified as non-accrual and becoming real estate owned through foreclosure, for example, at December 31, 1999 there was no real estate owned, as compared to two real estate owned properties at December 31, 2000 with a balance of $10.2 million. The increase in residential real estate non-performing loans was primarily attributable to increased levels of loan originations, which totaled $2.0 billion in 2000, as compared to $1.7 billion in 1999, and general trends for sub-prime loans. The syndicated loan group had no loans in non-performing status at December 31, 1999, and only one, with a balance of $9.4 million, at December 31, 2000. See Note D of Notes to Consolidated Financial Statements for additional detail of the Company's non-performing assets.

     The provision for loan losses in 2000 decreased to $17.5 million, as compared to $25.5 million in 1999. The amount for 1999, however, did include $6.8 million that was related to the Company's commercial finance subsidiary, Fremont Financial, which was sold in December of 1999. The allowance for loan losses, however, as a percentage of total loans receivable, increased to 1.95% as of December 31, 2000, as compared to 1.81% at December 31, 1999. The provision for losses in 2000 and 1999 are also reflective of a growth in total loans receivable of 11.3% and 3.4% in 2000 and 1999, respectively. The provision for losses in 1998 was $11.1 million and is reflective of a low ratio of net charge-offs to average total loans receivable of 0.11%. The ratio of net charge-offs to average total loans receivable in 2000 and 1999 was also considered to be low at 0.17% and 0.28%, respectively. The increase for 1999 as compared to 2000 was primarily attributable to a higher than normal level of net charge-offs in the commercial finance portfolio during 1999.

     The following table summarizes the amounts of residential real estate loan sales during the years of 2000, 1999 and 1998, by type of sale (in thousands of dollars):

                                                                 DECEMBER 31,
                                                     ------------------------------------
                                                        2000          1999         1998
                                                     ----------    ----------    --------
Residential real estate loan sales:
  Whole loan sales.................................  $2,060,492    $  343,468    $746,506
  Securitizations..................................          --     1,411,295          --
                                                     ----------    ----------    --------
Total residential real estate loan sales...........  $2,060,492    $1,754,763    $746,506
                                                     ==========    ==========    ========
Gains recognized on whole loan sales...............  $   14,087    $    4,967    $ 29,742
                                                     ==========    ==========    ========

     As previously indicated, the Company realized a lower level of gains on sale from the whole loan sales of residential real estate loans during 1999 as the Company instead securitized $1.4 billion of these loans in three separate securitization transactions. Whole loan sales are cash transactions made without recourse to the Company or its subsidiaries. The lower whole loan sales resulted from an observed decrease in the price for the Company's residential real estate loans beginning in the second half of 1998. This condition was a consequence of market disruptions and an oversupply of loans available for sale which occurred during this same period. Rather than sell its loans at cash prices lower than what it believed was the economic benefit to be derived, the Company began a program to retain these benefits by either retaining the loans in its portfolio or by securitizing them. For the year ended December 31, 1999, the Company did not recognize any gain on the residual interests retained from the three securitizations, since the value of the residual interests is subject to substantial credit, prepayment, and interest rate risks on the loans sold. While this reduces current period income, income may be recognized in future periods if the Company's original assumptions develop favorably. (See "Variability of Operating Results" and Notes A and D of Notes to Consolidated Financial Statements.)

PROPERTY AND CASUALTY INSURANCE OPERATION

     The following table presents information with respect to the Company's property and casualty insurance operation:

                                                   YEAR ENDED DECEMBER 31,
                                            -------------------------------------
                                               2000          1999         1998
                                            -----------    ---------    ---------
                                                   (THOUSANDS OF DOLLARS)
PROPERTY AND CASUALTY INSURANCE
Net earned premium........................  $ 1,016,086    $ 831,005    $ 552,078
Loss and loss adjustment expenses.........   (1,262,000)    (770,523)    (335,450)
Impairment, restructuring and other
  charges.................................     (267,831)          --           --
Underwriting expenses.....................     (321,173)    (262,677)    (190,698)
Policyholder dividends....................      (38,386)     (36,123)      (4,735)
                                            -----------    ---------    ---------
  Underwriting gain (loss)................     (873,304)    (238,318)      21,195
Investment income.........................      133,914      149,808      171,490
Realized losses on investments............       (2,754)      (3,548)        (613)
Interest expense..........................       (7,184)     (23,536)     (22,837)
Other.....................................          793         (584)          --
                                            -----------    ---------    ---------
Income (loss) before taxes................  $  (748,535)   $(116,178)   $ 169,235
                                            ===========    =========    =========

  Loss and Loss Adjustment Expense

     The property and casualty insurance operation's loss and LAE incurred was $1.262 billion, $770.5 million and $335.5 million in 2000, 1999 and 1998, respectively. In addition, the ratio of these losses and LAE to property and casualty insurance premiums earned ("loss ratio") was 124.2%, 92.7% and 60.8% in 2000, 1999 and 1998, respectively. The significant increase in the loss ratio in 2000 resulted mainly from the effects of a significant increase in the Company's gross loss and LAE reserves under workers' compensation insurance policies effective in or prior to 1999, which were recognized by the Company in the quarter ended June 30, 2000. See the "Special Discussion Concerning the Loss and LAE Reserve Increases in 2000" for additional information. The loss ratio increased significantly in 1999 as compared to 1998 due to the combined adverse effect on loss and LAE incurred of a lower than expected level of reinsurance recoveries than had been actuarially predicted, coupled with the effect of the Company's recognition of the settlement agreement with Reliance under a reinsurance treaty that was in effect from January 1, 1998 through December 31, 1999. See "Special Discussion Concerning Reinsurance Transactions and Reserve Adjustments Recognized in 1999" for additional information.

  GAAP Combined Ratio

     Set forth below is certain information pertaining to Fremont's property and casualty insurance business as determined in accordance with generally accepted accounting principles ("GAAP") for the years indicated.

                                                           YEAR ENDED DECEMBER 31,
                                                          -------------------------
                                                           2000      1999     1998
                                                          ------    ------    -----
                                                           (THOUSANDS OF DOLLARS,
                                                              EXCEPT PERCENTS)
Loss ratio..............................................  124.2%     92.7%    60.8%
Expense ratio(1)........................................   57.9%     31.6%    34.5%
Policyholders' dividend ratio...........................    3.8%      4.4%     0.9%
                                                          -----     -----     ----
          Total combined ratio..........................  185.9%    128.7%    96.2%
                                                          =====     =====     ====

---------------
(1) For 2000, includes 26.3% related to restructuring charge.

  Statutory Combined Ratio

     The following table reflects the combined ratios of Fremont's workers' compensation insurance business determined in accordance with statutory accounting practices, together with the workers' compensation industry-wide combined ratios after policyholders' dividends, as compiled by A.M. Best, for the years indicated.

                                                      YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------
                                            2000         1999     1998       1997       1996
                                       --------------    -----    -----      -----      ----
Workers' Compensation:
  Company............................      165.5%        120.0%   113.4%(2)   96.6%(3)  97.9%
  Industry(1)........................  not available     115.3%   107.6%     100.7%     99.7%

---------------

(1) Nationwide statutory combined ratio information for the workers' compensation insurance industry for 1996 through 1999 is from A.M. Best's Aggregates & Averages, Property-Casualty (1997 through 2000 editions).

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

(3) Includes the statutory results for Industrial Indemnity Holdings, Inc. for the period January 1, 1997 through July 31, 1997, which was prior to the Company's acquisition of Industrial Indemnity Holdings, Inc. on August 1, 1997.

  Analysis of Loss and Loss Adjustment Expense Development

     The following table shows the cumulative amount paid, net of reinsurance recoveries, against the previously recorded liability, net of reinsurance recoverables, at the end of each succeeding year and the cumulative development of the estimated net liability for the ten years ending December 31, 2000. Conditions and trends that have affected the development of these net reserves and net payments in the past will not necessarily recur in the future. Accordingly, management does not believe that it is appropriate to use this cumulative history to project future performance.

     The re-estimated net liability portion of the following table shows the year-by-year development of the previously estimated net liability at the end of each succeeding year. The re-estimated net liabilities are increased or decreased as more information becomes known about the frequency and severity of claims for individual years. The increases or decreases are reflected in the current year's operating earnings. Each column shows the net reserve held at the indicated calendar year-end and cumulative data on re-estimated net liabilities for the year and all prior years making up those calendar year end net liabilities.

     CHANGES IN HISTORICAL RESERVES FOR LOSS AND LAE FOR THE LAST TEN YEARS
                       GAAP BASIS AS OF DECEMBER 31, 2000

                                                         YEAR ENDED DECEMBER 31,
                       -------------------------------------------------------------------------------------------
                         1990       1991       1992       1993       1994        1995         1996         1997
                       --------   --------   --------   --------   --------   ----------   ----------   ----------
                                                         (THOUSANDS OF DOLLARS)
Reserves for Loss and
 LAE, net of
 reinsurance
 recoverable           $652,284   $627,103   $633,394   $644,190   $610,510   $1,185,706   $1,010,886   $1,809,395
Net reserve re-
 estimated as of:
  One year later        624,953    668,107    629,268    626,956    611,892    1,186,456      958,563    1,795,948
  Two years later       647,959    660,729    615,747    633,333    632,397    1,116,673      955,644    1,745,340
  Three years later     638,879    651,482    621,348    641,166    644,485    1,116,103      978,872    1,910,523
  Four years later      627,194    654,403    626,174    659,968    641,581    1,096,712    1,054,694
  Five years later      631,165    659,050    685,517    656,549    698,045    1,154,516
  Six years later       634,628    717,517    681,811    698,918    723,927
  Seven years later     675,661    714,447    720,800    712,248
  Eight years later     672,560    747,198    727,164
  Nine years later      694,387    754,061
  Ten years later       702,991
Net cumulative
 redundancy
 (deficiency)           (50,707)  (126,958)   (93,770)   (68,058)  (113,417)      31,190      (43,808)    (101,128)
Cumulative amount of
 reserve paid, net of
 reserve recoveries,
 through:
  One year later        245,777    257,951    240,552    236,774    241,667      401,980      386,469      590,197
  Two years later       403,105    419,638    402,048    392,237    397,640      662,943      607,273      895,834
  Three years later     495,707    521,729    499,924    484,474    495,825      812,174      714,248    1,113,906
  Four years later      550,404    583,013    558,935    545,574    548,109      883,106      784,222
  Five years later      585,094    623,022    600,071    580,503    577,367      933,177
  Six years later       608,802    652,990    624,813    599,414    601,410
  Seven years later     629,321    670,625    637,967    616,449
  Eight years later     641,031    680,387    650,274
  Nine years later      646,969    689,296
  Ten years later       652,985
Net reserve --
 December 31,
Reinsurance
 recoverable
Gross reserve --
 December 31,
Net re-estimated
 reserve
Re-estimated
 reinsurance
 recoverable
Gross re-estimated
 reserve
Gross cumulative
 redundancy
 (deficiency)

                             YEAR ENDED DECEMBER 31,
                       ------------------------------------
                          1998         1999         2000
                       ----------   ----------   ----------
                              (THOUSANDS OF DOLLARS)
Reserves for Loss and
 LAE, net of
 reinsurance
 recoverable           $1,597,116   $1,495,280   $1,910,029
Net reserve re-
 estimated as of:
  One year later        1,689,883    1,863,990
  Two years later       1,901,469
  Three years later
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later
Net cumulative
 redundancy
 (deficiency)            (304,353)    (368,710)
Cumulative amount of
 reserve paid, net of
 reserve recoveries,
 through:
  One year later          576,320      554,933
  Two years later         891,746
  Three years later
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later
                       ----------   ----------   ----------
Net reserve --
 December 31,          $1,597,116   $1,495,280   $1,910,029
Reinsurance
 recoverable              701,002      939,477      898,404
                       ----------   ----------   ----------
Gross reserve --
 December 31,          $2,298,118   $2,434,757   $2,808,433
                       ==========   ==========   ==========
Net re-estimated
 reserve               $1,901,469   $1,863,990
Re-estimated
 reinsurance
 recoverable              731,776      976,488
                       ----------   ----------
Gross re-estimated
 reserve               $2,633,245   $2,840,478
                       ==========   ==========
Gross cumulative
 redundancy
 (deficiency)          $ (335,127)  $ (405,721)
                       ==========   ==========

     In 2000 the Company increased its net loss and LAE reserves for 1999 and prior accident years by $368.7 million, comprised mainly of: $316 million in loss and directly allocated LAE ("ALAE") reserve increases pursuant to the Company's reserve actions in the three months ended June 30, 2000 and $28 million in unallocated LAE ("ULAE") reserve increases. The combined net reserve increase for loss, ALAE and ULAE totaling $344 million represent primarily the 1999 and prior accident year component of the $450 million in total loss and LAE reserve increase recognized by the Company in the second quarter ended June 30, 2000. (See "Special Discussion Concerning the Loss and LAE Reserve Increases in 2000.")

     In 1999 the Company increased its net loss and LAE reserves for 1998 and prior accident years by $92.8 million. The increase resulted primarily from the combined effect of a lower than expected level of reinsurance recoveries than had been actuarially predicted of incurred losses ceded under certain reinsurance contracts that were in effect from January 1, 1998 through December 31, 1999, coupled with the effect on the 1998 accident year of the Company's recognition of the settlement agreement with Reliance under a reinsurance treaty that expired December 31, 1999. Under the settlement agreement, FCIG received in excess of $100 million in cash and no longer has any involvement with Reliance under the reinsurance contract.

  Special Discussion Concerning the Loss and LAE Reserve Increases in 2000

     In the second quarter of 2000, the Company increased its gross loss and LAE reserves under workers' compensation insurance policies effective in or prior to 1999 by $450 million. The Company's reserve action was determined through an evaluation of several factors, including increased severity trends observed since December 31, 1999 relating to the 1999 and prior accident years, increased variability of actuarial indications, and increased uncertainty within the workers' compensation industry as to the underlying causes and consequent ultimate impact of both increases in claim severity and an acceleration in the payment of claims. The Company further evaluated the actuarial indications as of June 30, 2000 to determine what impact, if any, such indications would have on the Company's recognition of incurred loss and LAE in the second half of 2000. After excluding the previously discussed non-recurring items from the fourth quarter 2000 results, the loss ratios recognized by the Company in the third and fourth quarters of 2000 were 80.6% and 82.6%, respectively. The adequacy of these provisions for loss and LAE incurred for the 2000 accident year were evaluated by the Company, taking into consideration the actuarial indications as of December 31, 2000, the severity development potential for reinsurance recoveries, assumptions regarding changes in the development pattern of claims incurred on the 2000 accident year, as well as other factors. Based on these considerations, the Company believes that adequate provisions have been made for the ultimate settlement costs of claims incurred in calendar year 2000. With respect to prior accident years, the Company evaluated the actuarial indications as of December 31, 2000, as well as various internal and external factors, to determine the adequacy of the loss and LAE reserves associated with these accident years. On a net-of-reinsurance basis and excluding the commutation with Reliance, the Company observed that with regard to accident years prior to 2000, favorable development had emerged since June 30, 2000. In particular, the emergence of favorable development in ultimate settlement costs estimates on the combined accident years 1998 and prior more than offset additional unfavorable development on the 1999 accident year. Additionally, this observed unfavorable development on the 1999 accident year since June 30, 2000 represents an 82% reduction in such development as compared to the development observed on the 1999 accident year for the period from December 31, 1999 through June 30, 2000. This decrease in unfavorable development on the 1999 accident year in the second half of 2000 is considered by the Company as an indication of greater stability in the actuarial indications of ultimate settlement costs for the 1999 accident year as it matures over time. (See "Risk Factors.")

     With respect to the $450 million total loss and LAE reserve increase in the second quarter of 2000, $400 million relates to loss and directly ALAE, with the remaining reserve increase of $50 million relating to that portion of the Company's gross LAE reserves that provide for the general and administrative costs of settling estimated claims and which are not allocated to specific claims, or ULAE.

     Contributing to the Company's determination to increase its loss and ALAE reserves was an observed increase in the gross claim severity trend primarily related to the 1999 accident year and to a lesser extent, 1998 and prior accident years. At December 31, 1999, the Company had observed relative stability in its gross loss and ALAE indications, particularly with regard to accident years prior to 1998, as compared to its observations of reinsurance recoveries. During the six months ended December 31, 1999, the Company had recorded significant reductions in its original estimates of reinsurance recoveries. See "Special Discussion Concerning Reinsurance Transactions and Reserve Adjustments Recognized in 1999" following. During the six months ended June 30, 2000, the Company observed that the gross severity trend for the 1999 accident year was both higher than that observed for the 1998 accident year, and was emerging at levels higher than what was expected to emerge using the actuarial indications at December 31, 1999. During this same period but to a lesser extent than during 1999, the Company observed that the 1998 accident year was also emerging at levels higher than what was actuarially predicted at December 31, 1999.

     Another contributing factor to the Company's gross loss and ALAE reserve actions in the second quarter of 2000 was increased variability observed among the actuarial methods evaluated by the Company at June 30, 2000. In addition to the actuarial indications developed by the Company's actuaries, the Company reviewed actuarial indications from various other actuaries and observed variability among the actuarial methods employed and the results derived. Other than as specifically articulated by the actuary, the Company is not able to determine with certainty the specific cause or causes of the observed variability of actuarial indications and has reached its own conclusions based on a review of its internal data base and a subjective evaluation of both internal and external factors.

     The Company also observed that the workers' compensation industry, particularly in California, has experienced significant increases in claim severity on the 1999 accident year and to a lesser extent the 1998 accident year. These severity increases covered both medical and indemnity costs and were above levels adjusted for estimated inflation. The frequency of claims, however, has remained stable to slightly lower. The increasing severity on the 1999 accident year, coupled with a continuing industry-wide acceleration in paid losses observed by the Company over the past several years, has resulted in significant increases in the projections of total industry-wide losses and ALAE. While certain factors have been cited as reasons for the industry-wide severity increases and paid loss acceleration, conclusive evidence has not been identified by the Company to either support or refute these findings.

     In addition to the previously discussed gross loss and ALAE reserve increase, the Company strengthened its ULAE reserves by $50 million in the second quarter of 2000. Similar to the Company's observations concerning its gross loss and ALAE reserves, the Company observed increased variability among actuarial indications of its ULAE reserves. The Company determined its reserve action after reviewing several actuarial indications, as well as a review of both internal data and available industry information related to claim administration costs.

     Effective for workers' compensation insurance policies incepting January 1, 2000 and after, and until April 1, 2000, the Company's reinsurance limits were significantly reduced through the expiration at December 31, 1999 of certain low-level reinsurance contracts. The reinsurance "attachment point" was increased from $50,000 per loss occurrence prior to January 1, 2000 to $1 million per loss occurrence on January 1, 2000 and after. Effective April 1, 2000, the Company purchased additional reinsurance that lowered the attachment point to $250,000 per loss occurrence. The Company anticipates that these changes in the Company's reinsurance program at January 1, 2000 and April 1, 2000 will have the net effect of lowering the total amount of reinsurance recoveries for calendar year 2000 as compared to calendar year 1999. Lower amounts of reinsurance recoveries have been recognized in 2000 as compared to 1999.

  Special Discussion Concerning Reinsurance Transactions and Reserve Adjustments Recognized in 1999

     For the year ended December 31, 1999, the Company's property and casualty insurance operation recorded a loss before taxes from continuing operations of $116.2 million. This loss resulted primarily from the combined adverse effect on incurred loss and LAE of a lower than expected level of reinsurance recoverables than had been actuarially predicted at inception, coupled with the Company's recognition of the settlement agreement with Reliance under a reinsurance contract that was in effect from January 1, 1998 through December 31, 1999.

     With regard to the lower than expected reinsurance recoverables, which were recognized in the third and fourth quarters of 1999, the Company lowered its estimate of reinsurance recoverables on unpaid losses for the 1998 and 1999 accident years by approximately $147 million. This decrease was in recognition of a lower than actuarially predicted level of incurred losses ceded under certain reinsurance contracts that were in effect from January 1, 1998 through December 31, 1999. These reinsurance contracts reduced the Company's net loss exposure from a historical retention of $1 million per loss occurrence to $50,000 per loss occurrence. During the third quarter of 1999, and pursuant to its regular review of net incurred loss and LAE estimates, the Company observed a deterioration in these net loss and LAE estimates as compared to the actuarial predictions. To assist the Company in its determination of net loss and LAE reserve estimates, the Company retained independent actuarial consultants who performed an actuarial analysis of the Company's net loss and LAE reserves as of June 30, 1999. These actuarial indications were further re-evaluated by independent outside actuaries at December 31, 1999, which resulted in the Company's recognition of the deterioration in reinsurance recoverables in the third and fourth quarters of 1999. (See "Risk Factors.")

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

  Premiums

     Insurance premiums earned from the Company's property and casualty insurance operations was $1.02 billion for the year 2000, as compared to $831.0 million in 1999. The increase in premiums in 2000 were due primarily to the combined effects of: i) an expansion in the Company's premium base through new business development in 1999, ii) premium rate increases which the Company began implementing during the second half of 1999 and accelerated during 2000, iii) lower reinsurance costs beginning

January 1, 2000, and iv) additional premiums earned in the second quarter of 2000 under certain expired retrospectively rated workers' compensation insurance policies.

     Using estimated annual premiums on policies in effect at December 31, 2000 and 1999 (referred to as "inforce premiums"), the Company's gross inforce premiums have decreased 33% to $695.2 million at December 31, 2000 from $1.03 billion at December 31, 1999. Gross inforce premiums have steadily declined during 2000 as a consequence of ratings downgrades, the Company's efforts to bring premium levels in line with levels of statutory surplus in its workers' compensation insurance subsidiaries, and the restructuring of the workers' compensation insurance operation in December of 2000. On March 1, 2000, A.M. Best downgraded FCIG from "A-" (Excellent) to "B++" (Very Good) citing concerns regarding FCIG's loss reserve adequacy and the state of the workers' compensation market in California. A "B++" rating is still within A.M. Best's "Secure" range. On August 1, 2000, A.M. Best downgraded FCIG from "B++" (Very
Good) to "B" (Fair) citing further concerns regarding the state of the workers' compensation market in California. A "B" rating is a "Vulnerable" rating per A.M. Best's guidelines. As previously discussed, the Company entered an agreement with the DOI on November 27, 2000 which provided for additional regulatory oversight and supervision, as well as limiting the amount of new and renewal workers' compensation insurance premiums that FCIG could underwrite. Due to this regulatory supervision, A.M. Best downgraded FCIG's rating to "E" (Under Regulatory Supervision) on December 1, 2000. An "E" rating severely limits FCIG's ability to underwrite new and renewal workers' compensation insurance policies. To mitigate the "E" rating's impact, see the previous discussion on the Company's efforts to finalize a fronting facility with an "A" rated insurance carrier.

     During 2000, the Company achieved premium rate increases across all of its national geographic regions. On a weighted average basis, these increases averaged 18% on a nationwide basis, and 27% in California. These premium rate increases are a continuation of efforts by the Company, which began in the second half of 1999, to further strengthen its premium rate levels. The Company's commitment to strengthening its premium rate levels, among other things, has also resulted in a reduction in its renewal business which contributed to further reductions in the Company's gross inforce premiums.

     Beginning January 1, 2000 the Company's reinsurance costs, which are classified as a reduction to net premiums earned, were reduced significantly due to the December 31, 1999 expiration of certain low-level reinsurance contracts that had incepted January 1, 1998. In addition, during the second quarter of 2000, the Company recorded approximately $44 million in additional premiums under certain expired retrospectively rated workers' compensation insurance policies as a result of additional loss experience under these insurance policies. Typically, the terms of retrospectively rated insurance policies provide for additional premiums when loss experience under the insurance policy reaches certain levels as specified within the policy. Usually the extent of any additional premiums is subject to a maximum limit as specified within the policy.

  Policy Acquisition Costs and Other Operating Costs and Expenses

     The ratio of policy acquisition costs and other operating costs and expenses to insurance premiums is referred to as the expense ratio. The Company's expense ratio was 57.9% and 31.6% for the years 2000 and 1999, respectively. The year 2000's expense ratio, however, included 26.3% that was related to the Company's restructuring charge recognized during the fourth quarter of 2000. Removing the 26.3% from the 2000 expense ratio results in a revised ratio of 31.6%, which is identical to 1999's ratio. The expense ratio for the fourth quarter of 2000 was 41.1%, excluding the effect of the restructuring charge, as compared to 27.4% for the fourth quarter of 1999. This increase in the expense ratio was due in part to higher earned premiums during the fourth quarter of 1999 as compared to the fourth quarter of 2000, but was also due to the effect of premiums earned reducing faster than expenses were reduced. As stated previously, the Company expects that its workers' compensation premium writings will be significantly reduced in the foreseeable future. While policy acquisition costs are expected to vary directly with the intended premium decreases, other operating costs and expenses, however, do not typically vary directly with the premium level changes. The Company cannot be certain that it will be able to continue to reduce expenses at the same rate as its premium base decreases and thereby prevent the expense ratio from increasing in the future.

  Dividends to Policyholders

     The Company's policyholder dividend ratio was 3.8% and 4.4% for the years 2000 and 1999, respectively. The increase in the policyholder dividend ratio in 2000 and 1999, as compared to 1998 is due to the Company's expansion in various states in which "participating" policies are more frequent. Participating policies obligate the Company to consider the payment of dividends to its policyholders. Although the substantial majority of the Company's workers' compensation insurance policies within its primary regions are written as "non-participating" and thereby do not obligate the Company to consider the payment of dividends, the Company does write "participating" business in other states. The majority of the Company's participating insurance policies were written in its midwest and eastern regions.

  Net Investment Income

     Net investment income within the property and casualty insurance operation was $133.9 million and $149.8 million for 2000 and 1999, respectively. Lower investment income in 2000 was due primarily to lower amounts of average invested assets in 2000, and to a lesser degree, lower yields, as compared to 1999. The lower average invested assets resulted primarily from higher ceded reinsurance costs in 1999 and claim payments. Also, during the third and fourth quarters of 2000, the Company increased the proportionate share of short-term investments in its workers' compensation insurance investment portfolio. This was done to provide additional liquidity for the Company as it contemplated various options, such as the purchase of adverse loss development reinsurance policies, to increase the statutory surplus of its workers' compensation insurance subsidiaries. The Company did not enter into adverse loss development reinsurance agreements, but rather entered in an agreement with the DOI that provided the Company's workers' compensation insurance subsidiaries with the permitted practice of discounting its loss and LAE reserves. By increasing the short-term investments component of its workers' compensation insurance investment portfolio the yields realized by the Company decreased. As of December 31, 2000, the Company's workers' compensation insurance subsidiaries' investment portfolio, at amortized cost, totaled $1.65 billion, as compared to $1.84 billion at December 31, 1999. See "Note C of Notes to Consolidated Financial Statements" for additional detail on the Company's investment portfolio.

MARKET RISK

     The Company is subject to market risk resulting primarily from fluctuations in interest rates arising from balance sheet financial instruments such as investments, loans and debt. Changes in interest rates will affect the Company's net investment income, loan interest, interest expense and total stockholders' equity. The objective of Fremont's asset and liability management activities is to provide the highest level of net interest and investment income and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk. The Company has designated its entire investment portfolio as investments that would be available for sale in response to changing market conditions, liquidity requirements, interest rate movements and other investment factors. (See Notes A and C to Consolidated Financial Statements.) Fremont currently owns no derivative financial instru-ments and, consequently, is not subject to market risk for such off-balance sheet financial instruments. Furthermore, the Company does not have exposure to foreign currency or commodity price risk.

FINANCIAL SERVICES OPERATION -- INTEREST RATE RISK

     Fremont's financial services operation is subject to interest rate risk resulting from differences between the rates on, and repricing characteristics of, interest-earning loans receivable and the rates on, and repricing characteristics of, interest-bearing liabilities used to finance its loans such as industrial bank deposits and debt. Interest rate gaps may arise when assets are funded with liabilities having different repricing intervals or different market indices to which the instruments' interest rate is tied and to this degree earnings will be sensitive to interest rate changes. Additionally, interest rate gaps could develop between the market rate and the interest rate on loans in Fremont's financial services loan portfolio, which could result in borrowers' prepaying their loan obligations to the Company. While the Company attempts to match the characteristics of interest rate sensitive assets and liabilities to minimize the effect of fluctuations in interest rates, the Company does not currently utilize derivative financial instruments to meet these objectives. For the financial services operation, the expected maturity date does not necessarily reflect the net market risk exposure because certain instruments are subject to interest rate changes before expected maturity.

     The following table provides information about the assets and liabilities of the Company's financial services operation that are sensitive to changes in interest rates. For loans, investments, industrial bank deposits and other liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturity, adjusted for estimated loan prepayments based upon the historical behavior of its financial services loan portfolio. Industrial bank deposits that have no contractual maturity are presented as maturing in 2000.

                          FINANCIAL SERVICES OPERATION
                           INTEREST RATE SENSITIVITY

                                                               PRINCIPAL AMOUNT MATURING IN:
                              -----------------------------------------------------------------------------------------------
                                                                                                                FAIR VALUE AT
                                 2001        2002       2003       2004      2005     THEREAFTER     TOTAL        12/31/00
                              ----------   --------   --------   --------   -------   ----------   ----------   -------------
                                                          (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Interest rate sensitive
  assets:
  Variable rate
    Commercial real estate
      loans.................  $  968,124   $849,265   $295,054   $203,553   $68,767    $ 46,576    $2,431,339    $2,431,407
    Weighted-average
      interest rate.........       10.10%      9.26%      9.61%      9.63%     9.63%       9.56%         9.68%
    Residential real estate
      loans(1)..............  $  441,559   $ 48,215   $  8,737   $  5,521   $ 3,990    $ 11,306    $  519,328    $  539,191
      Weighted-average
        interest rate.......       10.74%     10.79%     10.86%     10.91%    10.94%      10.95%        10.75%
    Syndicated loans........  $      995   $    830   $    692   $    578   $   482    $313,894    $  317,471    $  317,471
      Weighted-average
        interest rate.......        9.34%      9.19%      9.19%      9.19%     9.19%       9.19%         9.19%
    Investments.............  $   21,710   $  3,461   $  1,022   $    284   $    76    $     27    $   26,580    $   26,581
      Weighted-average
        interest rate.......        5.90%      4.85%      4.85%      4.85%     4.85%       4.85%         5.70%
  Fixed Rate
    Commercial real estate
      loans.................  $   57,694   $ 53,124   $ 53,730   $ 42,702   $20,654    $264,026    $  491,930    $  488,088
      Weighted-average
        interest rate.......        9.39%      9.63%      9.32%      9.19%     8.60%       8.39%         8.82%
    Residential real estate
      loans(1)..............  $    7,342   $  5,922   $  3,753   $  2,326   $ 1,830    $  6,664    $   27,837    $   28,637
      Weighted-average
        interest rate.......       10.65%     10.70%     11.01%     10.95%    11.05%      11.03%        10.85%
    Investments.............  $  264,947         --         --         --        --          --    $  264,947    $  264,947
      Weighted-average
        interest rate.......        5.10%        --         --         --        --          --          5.10%
Interest rate sensitive
  liabilities:
  Variable Rate
    Industrial bank
      deposits..............  $  564,300         --         --         --        --          --    $  564,300    $  564,300
      Weighted-average
        interest rate.......        5.61%        --         --         --        --          --          5.61%
  Fixed Rate
    Industrial bank
      deposits..............  $2,882,762   $ 71,383   $ 74,731   $119,020   $39,388    $ 97,627    $3,284,911    $3,286,564
      Weighted-average
        interest rate.......        6.56%      6.28%      5.81%      5.87%     5.94%       6.14%         6.50%

---------------
(1) Residential real estate loan amounts include loans held for sale.

     During 1999, the Company securitized certain of its residential real estate loans. A securitization has the effect of reducing interest rate risk since the securitized loans are typically removed from the balance sheet. However, the Company retains a residual interest in the securitized loans, and this residual interest is recorded on the balance sheet at fair value ($52.1 million at December 31, 2000). Residual interests do not have a stated maturity or amortization period and the expected amount of the net cash flow, as well as the timing of such cash flow, depends on the performance of the underlying collateral supporting each securitization. The actual cash flow of these instruments could vary substantially if performance is different from the Company's assumptions. Fremont develops assumptions to value its residual interests by analyzing past portfolio performance, current loan characteristics and current market and interest rate conditions.

PROPERTY AND CASUALTY INSURANCE OPERATION -- INTEREST RATE RISK

     The property and casualty insurance operation has exposure to changes in long-term interest rates due mainly to its significant investment in the available-for-sale investment portfolio. Fluctuations in interest rates affect the fair value of the fixed rate investments resulting in fluctuations in unrealized gains and losses on investments, which also affects the Company's stockholders' equity. Generally, for an investment in a fixed rate bond, a rise in market interest rates for bonds with a similar remaining term and face amount will result in a decline in the fair value of the fixed rate bond. The converse situation applies as well.

     The following table presents principal cash flows of the investment portfolio by expected maturity dates. The weighted-average interest rate is based on expected maturities for fixed interest rate investments. For variable interest rate investments, the weighted-average interest rate is based on implied forward rates from appropriate annual spot rate observations as of the reporting date.

                                                                  PRINCIPAL AMOUNT MATURING IN:
                                      --------------------------------------------------------------------------------------
                                                                                                               FAIR VALUE AT
                                        2001     2002    2003     2004      2005     THEREAFTER     TOTAL        12/31/00
                                      --------   ----   ------   -------   -------   ----------   ----------   -------------
                                                             (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Interest rate sensitive assets:
  Securities available for sale:
    Fixed interest rate
      investments...................  $517,828   $465   $4,030   $22,765   $10,445    $999,776    $1,555,309    $1,506,072
      Weighted-average interest
        rate........................      7.50%  7.50%    6.00%     7.17%     6.69%       6.63%         6.81%
    Variable interest rate
      investments...................        --     --       --        --        --    $ 96,566    $   96,566    $   93,924
      Weighted-average interest
        rate........................        --     --       --        --        --        5.70%         5.70%

FREMONT GENERAL CORPORATION (PARENT-ONLY) -- INTEREST RATE RISK

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

                                                                      PRINCIPAL AMOUNT MATURING IN:
                                             -------------------------------------------------------------------------------
                                                                                                               FAIR VALUE AT
                                              2001     2002   2003     2004     2005   THEREAFTER    TOTAL       12/31/00
                                             -------   ----   ----   --------   ----   ----------   --------   -------------
                                                                 (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Interest rate sensitive assets:
  Fixed interest rate short-term
    investments............................  $62,310   --     --           --   --            --    $ 62,310     $ 62,233
    Weighted-average interest rate.........     7.08%  --     --           --   --            --        7.08%
  Variable interest rate...................  $ 5,000   --     --           --   --            --    $  5,000     $  5,000
  short-term investments...................     8.00%  --     --           --   --            --        8.00%
Interest rate sensitive liabilities:
  Fixed interest rate debt borrowings......       --   --     --     $159,125   --      $225,289    $384,414     $181,120
    Weighted-average interest rate.........       --   --     --         7.70%  --          7.78%       7.75%
  Fixed interest rate Company-obligated
    mandatorily redeemable preferred
    securities of subsidiary Trust holding
    solely Company junior subordinated
    debentures.............................       --   --     --           --   --      $100,000    $100,000     $ 43,000
    Weighted-average interest rate.........       --   --     --           --   --          9.00%       9.00%

LIQUIDITY AND CAPITAL RESOURCES

     The Company's industrial bank subsidiary finances its lending activities through customer deposits, which have grown to $3.85 billion at December 31, 2000 from $3.42 billion at December 31, 1999. Additionally, beginning in 1999, the Company financed certain of its residential real estate loans through securitization. The industrial bank is also eligible for financing through the Federal Home Loan Bank of San Francisco, which financing is available at varying rates and terms. Additionally in 1999, the industrial bank obtained a line of credit with the Federal Reserve Bank of San Francisco. (See "Item 1.
Business -- Financial Services Operation -- Funding Sources."). The FDIC has established certain capital and liquidity standards for its member institutions, and Fremont's industrial bank was in compliance with these standards as of December 31, 2000. (See "Item 1. Business -- Regulation -- Industrial Bank Regulation.")

     The property and casualty insurance operation must have cash and liquid assets available to meet its obligations to policyholders in accordance with contractual obligations, in addition to having funds available to meet ordinary operating costs. The operation has several sources of funds to meet its obligations, including cash flow from operations, recoveries from reinsurance contracts and investment securities. By statute, the majority of the cash from the operation is required to be invested in investment grade securities to provide protection for policyholders. Fremont invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company's property and casualty insurance operation's investment portfolio had unrealized losses of $78.3 million and $106.3 million at December 31, 2000 and 1999, respectively. The property and casualty insurance operation has experienced significant negative cash flow in recent years, primarily from increases in claim payments and, in 1999 and 1998, higher levels of ceded reinsurance premiums. With the expectation of significantly reduced levels of workers' compensation insurance premiums, the Company expects to experience negative cash flow in its property and casualty insurance operation for the foreseeable future, however, the Company believes it has adequate levels of liquidity and invested assets to meet ongoing obligations to policyholders and claimants, and to cover ordinary operating expenses.

     Fremont's property and casualty insurance subsidiaries are required in certain states to maintain on deposit with regulatory authorities investments that meet specified standards of quality, concentrations and type. These deposit requirements generally require an aggregate market value equal to the Company's net discounted workers' compensation loss reserves. At December 31, 2000, the Company had approximately $475 million in cash and investment securities, at amortized cost, which exceeded amounts on deposit.

     As a holding company, Fremont General Corporation ("the holding company") pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, intercompany tax payments from its industrial bank, management fees paid by its subsidiaries and dividends from its subsidiaries. Dividends on its common stock aggregated $19.3 million, $21.7 million, and $20.5 million during 2000, 1999 and 1998, respectively, however, the Company can give no assurance that future common stock dividends will be declared. As a result of the substantial operating losses incurred by the Company's property and casualty insurance operations during 2000, and its agreement with the DOI, which provides for additional supervision, Fremont does not expect to receive any dividends from its property and casualty insurance operations for the foreseeable future. Fremont has available to it significant tax net operating loss carryforwards, which may be utilized to reduce or eliminate future tax payments. As a result, intercompany payments of tax obligations from the industrial bank, which would otherwise be payable to taxing authorities, are available for use by Fremont for general working capital purposes. (See Note G of Notes to Consolidated Financial Statements.) In December of 2000, the Company's industrial bank transferred, by way of dividend, all of its rights and obligations in one of its securitization transactions to Fremont General Credit Corporation ("FGCC"). FGCC is the downstream holding company subsidiary that holds the Company's industrial bank subsidiary. In January 2001, the industrial bank transferred, via dividend, all of its rights and obligations in its two remaining securitization transactions to FGCC. These dividends resulted in a positive impact to the industrial bank through an increase in its risk-based capital ratios and provide Fremont with additional flexibility in potentially monetizing the securitizations.

     On January 1, 2000 and April 1, 2000, the holding company converted approximately $154 million and $267 million, respectively, in notes receivable due from the Company's downstream holding company subsidiaries, FGCC and FCIG, to common equity in the subsidiaries, thereby establishing capital contributions to them. The January 1, 2000 conversion transaction affected FGCC and the April 1, 2000 conversion transaction impacted FCIG, which is the downstream holding company subsidiary that holds the Company's property and casualty insurance subsidiaries. After these conversions, there is no affiliate debt due from the Company's downstream holding company subsidiaries.

     On March 17, 1999, Fremont General Corporation issued $425 million of Senior Notes consisting of $200 million of 7.70% Senior Notes due 2004 and $225 million of 7.875% Senior Notes due 2009. During the year ended December 31, 2000, the Company purchased $40.875 million and $7.3 million in par value of its 7.7% Series Senior Notes due 2004 and 7.875% Series Senior Notes due 2009, respectively. The cost to the Company was approximately $22.9 million. In addition, during the year ended December 31, 2000, the Company purchased $2.3 million in maturity value of its LYONs for approximately $531,000.

     In December 1999, the Company discontinued its commercial finance lending activities through the sale on December 20, 1999 of Fremont Financial Corporation, its commercial finance subsidiary, to

FINOVA Capital Corporation, a subsidiary of The FINOVA Group, Inc. for approximately $708 million in cash and the assumption of existing debt. (See "Financial Services Operation.")

     During 2000, an aggregate $20,000 principal amount at maturity of LYONs were converted into 1,000 shares of Fremont General Corporation's common stock. The effect of these conversions was an increase in stockholders' equity and a decrease in long-term debt of $10,000. During 1999, an aggregate $3.7 million principal amount at maturity of LYONs was converted into 141,000 shares of Fremont General Corporation's common stock. The effect of the conversions was an increase in stockholders' equity and a decrease in long-term debt of $1.7 million. During 1998, an aggregate $21.0 million principal amount at maturity of LYONs was converted into 809,000 shares of Fremont General Corporation's common stock. The effect of the 1998 conversions was an increase in stockholders' equity and a decrease in long-term debt of $10 million.

     Despite the significant losses recorded in 2000, as well as the regulatory supervision and downgrade by A.M. Best of its workers' compensation subsidiaries, the Company believes it has adequate resources to continue as a going concern. Fremont has cash and short term investments of $68.0 million at December 31, 2000 and no debt maturities until March of 2004 and believes that, with its other available sources of liquidity, it will have sufficient means to satisfy its liquidity needs for at least the next twelve months.

ITEM 7.(A) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the subheadings "Market Risk," "Financial Services Operation -- Interest Rate Risk," "Property and Casualty Insurance Operation -- Interest Rate Risk," and "Fremont General Corporation (Parent-only) -- Interest Rate Risk" in the Company's Management's Discussion and Analysis is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements, including supplementary data, are set forth in the "Index" on page 56 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the subheadings "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the subheadings "Election of Directors," "Compensation of Directors," "Executive Officers," "Summary Compensation Table," "Summary Compensation Table -- Explanations," "Option/SAR Grants In Last Fiscal Year," "Option Exercises and Year-End Option Values," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table," "Employment Agreements" and "Retirement and Other Benefit Plans, A-K" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the subheading "Principal and Management Stockholders" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information immediately following the captions "Election of Directors," "Employment Agreements," and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (a)(2) and (d) FINANCIAL STATEMENTS AND SCHEDULES. Reference is made to the "Index -- Consolidated Financial Statements and Financial Statements Schedules -- Annual Report on Form 10-K filed as part of this Annual Report.

     (a)(3) and (c) EXHIBITS.

    EXHIBIT NO.                          DESCRIPTION
    -----------                          -----------
      3.1        Restated Articles of Incorporation of Fremont General
                 Corporation. (Incorporated by reference to Exhibit 3.1 to
                 the Registrant's Quarterly Report on Form 10-Q, for the
                 period ended June 30, 1998, Commission File Number 1-8007.)
      3.2        Certificate of Amendment of Articles of Incorporation of
                 Fremont General Corporation. (Incorporated by reference to
                 Exhibit 3.2 to the Registrant's Annual Report on Form 10-K,
                 for the fiscal year ended December 31, 1998, Commission File
                 Number 1-8007.)
      3.3        Amended and Restated By-Laws of Fremont General Corporation.
                 (Incorporated by reference to Exhibit 3.3 to the
                 Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
      4.1        Form of Stock Certificate for Common Stock of the
                 Registrant.
      4.2        Indenture with respect to Liquid Yield Option Notes Due 2013 between the Registrant and Bankers Trust Company.
                 (Incorporated by reference to Exhibit 4.4 to Registration
                 Statement on Form S-3 filed on October 1, 1993.)
      4.3        Indenture among the Registrant, the Trust and Bank of New
                 York (originated with First Interstate Bank of California), a New York Banking Corporation, as trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995,
                 Commission File Number 1-8007.)
      4.4        Amended and Restated Declaration of Trust among the
                 Registrant, the Regular Trustees, The Chase Manhattan Bank
                 (USA), a Delaware banking corporation, as Delaware trustee, and The Chase Manhattan Bank, N.A., a national banking
                 association, as Institutional Trustee. (Incorporated by
                 reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995,
                 Commission File Number 1-8007.)
      4.5        Preferred Securities Guarantee Agreement between the
                 Registrant and The Chase Manhattan Bank, N.A., a national
                 banking association, as Preferred Guarantee Trustee.
                 (Incorporated by reference to Exhibit 4.6 to the
                 Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
      4.6        Common Securities Guarantee Agreement by the Registrant.
                 (Incorporated by reference to Exhibit 4.7 to the
                 Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
      4.7        Form of Preferred Securities. (Included in Exhibit 4.5).
                 (Incorporated by reference to Exhibit 4.8 to the
                 Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

    EXHIBIT NO.                          DESCRIPTION
    -----------                          -----------
     10.1(a)*    Fremont General Corporation Supplemental Retirement Plan, as
                 restated January 1, 1997. (Incorporated by reference to
                 Exhibit 10.5 to the Registrant's Quarterly Report on Form
                 10-Q, for the period ended September 30, 1997, Commission
                 File Number 1-8007.)
     10.1(b)*    Amendment Number One to the Fremont General Corporation
                 Supplemental Retirement Plan. (Incorporated by reference to
                 Exhibit 10.5 to the Registrant's Quarterly Report on Form
                 10-Q, for the period ended March 31, 1998, Commission File
                 Number 1-8007.)
     10.1(c)*    Amendment Number Two to the Fremont General Corporation
                 Supplemental Retirement Plan of the Registrant.
                 (Incorporated by reference to Exhibit 10.5(b) to the
                 Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)
     10.1(d)*    Amendment Number Three to the Fremont General Corporation
                 Supplemental Retirement Plan of the Registrant.
     10.2*       Trust Agreement for Fremont General Corporation Supplemental
                 Retirement Plan and Fremont General Corporation Senior
                 Supplemental Retirement Plan and amendment. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995,
                 Commission File Number 1-8007.)
     10.3(a)*    Fremont General Corporation Senior Supplemental Retirement
                 Plan, as restated January 1, 1997. (Incorporated by
                 reference to Exhibit 10.7 to the Registrant's Quarterly
                 Report on Form 10-Q, for the period ended September 30,
                 1997, Commission File Number 1-8007.)
     10.3(b)*    First Amendment to the Fremont General Corporation Senior
                 Supplemental Retirement Plan. (Incorporated by reference to
                 Exhibit 10.7 (b) to the Registrant's Annual Report on Form
                 10-K, for the fiscal year ended December 31, 1998,
                 Commission File Number 1-8007.)
     10.3(c)*    Second Amendment to the Fremont General Corporation Senior
                 Supplemental Retirement Plan.
     10.4(a)*    Fremont General Corporation Excess Benefit Plan Restated
                 effective as of January 1, 1997 and First Amendment dated
                 December 21, 1998. (Incorporated by reference to Exhibit
                 10.8(a) to the Registrant's Annual Report on Form 10-K, for
                 the fiscal year ended December 31, 1998, Commission File
                 Number 1-8007.)
     10.4(b)*    Trust Agreement for Fremont General Corporation Excess
                 Benefit Plan. (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number
                 1-8007.)
     10.5*       1997 Stock Plan and related agreements. (Incorporated by
                 reference to Exhibit 10.10 to Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number
                 1-8007.)
     10.6*       The 1999 Long Term Incentive Compensation Plan of the
                 Registrant. (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1999, Commission File Number
                 1-8007.)

    EXHIBIT NO.                          DESCRIPTION
    -----------                          -----------
     10.7*       1995 Restricted Stock Award Plan As Amended and forms of
                 agreement thereunder. (Incorporated by reference to Exhibit
                 4.1 to Registration Statement on Registrant's Form S-8/S-3
                 File 333-17525 which was filed on December 9, 1997.)
     10.8(a)*    Fremont General Corporation Employee Benefits Trust
                 Agreement ("Grantor Trust") dated September 7, 1995 between the Registrant and Merrill Lynch Trust Company of
                 California. (Incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number
                 1-8007.)
     10.8(b)*    November 11, 1999 Amendment to Exhibit A to the Fremont
                 General Corporation Employee Benefits Trust ("Grantor
                 Trust") dated September 7, 1995 between the Registrant and
                 Merrill Lynch Trust Company of California. (Incorporated by
                 reference to Exhibit 10.13 (a) to the Registrant's Quarterly
                 Report on Form 10-Q for the period ended September 30, 1999,
                 Commission File Number 1-8007.)
     10.9(a)*    Employment Agreement between the Registrant and James A.
                 McIntyre dated January 1, 1994. (Incorporated by reference to Exhibit (10)(i) to the Registrant's Quarterly Report on
                 Form 10-Q for the period ended March 31, 1994, Commission
                 File Number 1-8007.)
     10.9(b)*    First Amendment to Employment Agreement between the
                 Registrant and James A. McIntyre dated August 1, 1996.
                 (Incorporated by reference to Exhibit 10.10 to the
                 Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007.)
     10.9(c)*    Second Amendment to Employment Agreement between the
                 Registrant and James A. McIntyre dated August 8, 1997.
                 (Incorporated by reference to Exhibit 10.14(c) to the
                 Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007.)
     10.9(d)*    Third Amendment to Employment Agreement between the
                 Registrant and James A. McIntyre dated August 1, 2000.
     10.10*      Employment Agreement between the Registrant and Louis J.
                 Rampino dated February 25, 2000.
     10.11*      Employment Agreement between the Registrant and Wayne R.
                 Bailey dated February 25, 2000.
     10.12*      Employment Agreement between the Registrant and Raymond G.
                 Meyers dated February 25, 2000. (Incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on
                 Form 10-Q, for the period ended June 30, 2000, Commission
                 File Number 1-8007.)
     10.13*      Management Continuity Agreement between the Registrant and
                 John Donaldson dated April 1, 2000. (Incorporated by
                 reference to Exhibit 10.17 to the Registrant's Quarterly
                 Report on Form 10-Q, for the period ended June 30, 2000,
                 Commission File Number 1-8007.)
     10.14*      Management Continuity Agreement between the Registrant and
                 Patrick E. Lamb dated April 1, 2000. (Incorporated by
                 reference to Exhibit 10.18 to the Registrant's Quarterly
                 Report on Form 10-Q, for the period ended June 30, 2000,
                 Commission File Number 1-8007.)

    EXHIBIT NO.                          DESCRIPTION
    -----------                          -----------
     10.15*      Management Continuity Agreement between the Registrant and
                 Alan Faigin dated April 1, 2000. (Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly Report on
                 Form 10-Q, for the period ended June 30, 2000, Commission
                 File Number 1-8007.)
     10.16*      Management Continuity Agreement between the Registrant and
                 Eugene E. McNany, Jr. dated April 1, 2000. (Incorporated by reference to Exhibit 10.20 to the Registrant's Quarterly
                 Report on Form 10-Q, for the period ended June 30, 2000,
                 Commission File Number 1-8007.)
     10.17*      Management Continuity Agreement among the Registrant,
                 Fremont Investment & Loan and Murray L. Zoota dated May 15,
                 2000. (Incorporated by reference to Exhibit 10.21 to the
                 Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007).
     10.18*      Management Continuity Agreement among the Registrant,
                 Fremont Investment & Loan and Gwyneth E. Colburn dated May
                 15, 2000. (Incorporated by reference to Exhibit 10.22 to the
                 Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007).
     10.19*      Management Continuity Agreement among the Registrant,
                 Fremont Investment & Loan and Kyle R. Walker dated May 15,
                 2000. (Incorporated by reference to Exhibit 10.23 to the
                 Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007).
     10.20*      Management Continuity Agreement among the Registrant,
                 Fremont Compensation Insurance Group and William B. (Brian)
                 O'Hara dated May 15, 2000.
     10.21*      Management Incentive Compensation Plan of Fremont General
                 Corporation and Affiliated Companies. (Incorporated by
                 reference to Exhibit 10.16 to the Registrant's Quarterly
                 Report on Form 10-Q, for the period ended March 31, 2000,
                 Commission File Number 1-8007.)
     10.22       Continuing Compensation Plan for Retired Directors.
                 (Incorporated by reference to Exhibit 10.17 to the
                 Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
     10.23       Letter Agreement among Fremont Compensation Insurance Group, the Registrant and the State of California Department of
                 Insurance dated November 27, 2000.
     21          Subsidiaries of the Registrant.
     23          Consent of Ernst & Young LLP Independent Auditors.

---------------
 * Management or compensatory plans or arrangements.

   With respect to long-term debt instruments, the Registrant undertakes to provide copies of such agreements upon request by the Commission.

     (b) REPORTS ON FORM 8-K. None.

                          FREMONT GENERAL CORPORATION

                     CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                           ANNUAL REPORT ON FORM 10-K

                                     INDEX

                                                              PAGE
                                                              -----
Report of Independent Auditors..............................     57
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................     58
  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................     59
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................     60
  Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 2000, 1999 and 1998...     61
  Notes to Consolidated Financial Statements................     62
Schedules:
   II -- Condensed Financial Information of Registrant......     93
  III -- Supplementary Insurance Information................     97
   IV -- Reinsurance........................................     98
   V -- Valuation and Qualifying Accounts...................     99
   VI -- Supplemental Information Concerning
     Property/Casualty Insurance Operations.................    100

     All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Fremont General Corporation

     We have audited the accompanying consolidated balance sheets of Fremont General Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fremont General Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                           ERNST & YOUNG LLP

Los Angeles, California
March 23, 2001

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                               (THOUSANDS OF DOLLARS)
Investment securities available for sale at fair value:
  Fixed maturity investments (cost: 2000 -- $925,727;
    1999 -- $1,458,721).....................................  $  890,075    $1,391,229
  Non-redeemable preferred stock (cost: 2000 -- $276,809;
    1999 -- $407,903).......................................     234,280       369,103
                                                              ----------    ----------
         Total investment securities available for sale.....   1,124,355     1,760,332
Loans receivable, net of unearned income and allowance for
  loan losses...............................................   3,403,256     3,060,984
Short-term investments......................................     843,434       410,457
Loans held for sale.........................................     298,568       294,639
Residual interests in securitized loans at fair value.......      52,061        62,959
Other investments...........................................      11,110        35,045
                                                              ----------    ----------
         Total Investments and Loans Receivable.............   5,732,784     5,624,416
Cash........................................................     198,099        65,102
Accrued investment income...................................      40,638        44,244
Premiums receivable and agents' balances....................     364,618       303,999
Reinsurance recoverable on paid losses......................      43,460        19,822
Reinsurance recoverable on unpaid losses....................     975,404     1,049,477
Deferred policy acquisition costs...........................       9,491        59,198
Costs in excess of net assets acquired......................      21,660       157,927
Deferred income taxes.......................................     395,414       243,645
Other assets................................................     178,699       236,167
Assets held for discontinued operations.....................     203,791       249,523
                                                              ----------    ----------
         Total Assets.......................................  $8,164,058    $8,053,520
                                                              ==========    ==========
                                     LIABILITIES
Claims and policy liabilities:
  Losses and loss adjustment expenses.......................  $2,808,433    $2,434,757
  Life insurance benefits and liabilities...................      91,024       118,390
  Unearned premiums.........................................     214,045       218,868
  Dividends to policyholders................................      33,497        20,144
                                                              ----------    ----------
         Total Claims and Policy Liabilities................   3,146,999     2,792,159
Reinsurance premiums payable and funds withheld.............      13,149        63,806
Other liabilities...........................................     254,165       288,017
Deposits....................................................   3,849,211     3,423,243
Short-term debt.............................................          --        10,000
Long-term debt..............................................     376,843       429,185
Liabilities of discontinued operations......................     178,792       216,009
                                                              ----------    ----------
         Total Liabilities..................................   7,819,159     7,222,419
Company-obligated mandatorily redeemable preferred
  securities of subsidiary Trust holding solely Company
  junior subordinated debentures............................     100,000       100,000
                                 STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share -- Authorized:
  150,000,000 shares; Issued and outstanding:
  (2000 -- 70,732,000 and 1999 -- 70,039,000)...............      70,732        70,039
Additional paid-in capital..................................     280,764       285,922
Retained earnings...........................................      10,677       533,523
Deferred compensation.......................................     (66,456)      (89,293)
Accumulated other comprehensive loss........................     (50,818)      (69,090)
                                                              ----------    ----------
         Total Stockholders' Equity.........................     244,899       731,101
                                                              ----------    ----------
         Total Liabilities and Stockholders' Equity.........  $8,164,058    $8,053,520
                                                              ==========    ==========

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------
                                                        2000             1999             1998
                                                    -------------    -------------    -------------
                                                     (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
Revenues
  Property and casualty premiums earned...........   $1,016,086       $  831,005       $  552,078
  Interest and fee income on loans................      379,243          366,408          240,749
  Net investment income...........................      160,982          169,559          192,815
  Realized investment losses......................       (2,754)          (3,548)            (605)
  Other revenue...................................       23,615           34,186           44,143
                                                     ----------       ----------       ----------
          Total Revenues..........................    1,577,172        1,397,610        1,029,180
Expenses
  Losses and loss adjustment expenses.............    1,262,000          770,523          335,450
  Policy acquisition costs........................      208,239          191,923          123,393
  Impairment, restructuring and other charges.....      267,831               --               --
  Provision for loan losses.......................       17,526           25,470           11,059
  Other operating costs and expenses..............      212,915          199,401          197,064
  Dividends to policyholders......................       38,386           36,123            4,735
  Interest expense................................      263,133          240,454          160,767
                                                     ----------       ----------       ----------
          Total Expenses..........................    2,270,030        1,463,894          832,468
                                                     ----------       ----------       ----------
  Income (loss) before taxes......................     (692,858)         (66,284)         196,712
  Income tax expense (benefit)....................     (174,128)         (25,907)          63,748
                                                     ----------       ----------       ----------
  Net income (loss) from continuing operations....     (518,730)         (40,377)         132,964
  Extraordinary gains on extinguishment of debt...       12,418               --               --
  Discontinued operations.........................           --          (25,000)              --
                                                     ----------       ----------       ----------
          Net Income (Loss).......................   $ (506,312)      $  (65,377)      $  132,964
                                                     ==========       ==========       ==========
Per Share Data:
  Basic:
     Net income (loss) from continuing
       operations.................................   $    (8.23)      $    (0.64)      $     2.09
     Extraordinary gains on extinguishment of
       debt.......................................         0.20               --               --
     Discontinued operations......................           --            (0.39)              --
                                                     ----------       ----------       ----------
     Net income (loss)............................   $    (8.03)      $    (1.03)      $     2.09
                                                     ==========       ==========       ==========
  Diluted:
     Net income (loss) from continuing
       operations.................................   $    (8.23)      $    (0.64)      $     1.90
     Extraordinary gains on extinguishment of
       debt.......................................         0.20               --               --
     Discontinued operations......................           --            (0.39)              --
                                                     ----------       ----------       ----------
     Net income (loss)............................   $    (8.03)      $    (1.03)      $     1.90
                                                     ==========       ==========       ==========

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 2000           1999           1998
                                                              -----------    -----------    -----------
                                                                       (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
  Net income (loss) from continuing operations..............  $  (518,730)   $   (40,377)   $   132,964
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
    Change in premiums receivable and agents' balances and
      reinsurance recoverable on paid losses................      (84,257)       (59,323)        (9,652)
    Change in accrued investment income.....................        3,606           (206)        (1,871)
    Change in claims and policy liabilities.................      482,945        (25,570)      (424,115)
    Amortization of policy acquisition costs................      208,239        191,923        123,393
    Policy acquisition costs deferred.......................     (201,270)      (206,125)      (130,214)
    Impairment, restructuring and other charges.............      267,831             --             --
    Net change in residual interests in securitized loans...       10,898        (62,959)            --
    Deferred income tax (benefit) expense...................     (161,606)       (29,028)        33,583
    Provision for loan losses...............................       17,526         25,470         11,059
    Depreciation and amortization...........................       45,897         44,207         40,318
    Net amortization on fixed maturity investments..........         (133)        (8,571)       (25,991)
    Realized investment losses..............................        2,754          3,548            605
    Change in other assets and liabilities..................     (139,521)        35,145         50,176
                                                              -----------    -----------    -----------
        Net Cash Used in Operating Activities...............      (65,821)      (131,866)      (199,745)
INVESTING ACTIVITIES
  Investment securities available for sale:
    Purchases...............................................     (150,746)      (613,480)    (1,122,255)
    Sales...................................................      671,034        622,081        865,642
    Maturities or calls.....................................      141,179        217,097        389,253
  (Increase) decrease in short-term and other investments...     (409,042)      (205,893)       275,197
  Loan originations and bulk purchases funded...............   (3,691,080)    (4,229,786)    (2,651,041)
  Receipts from repayments and bulk sales of loans..........    3,327,353      3,806,869      1,665,493
  Acquisition of companies, less cash acquired..............           --             --       (109,989)
  Purchases of property and equipment.......................      (15,679)       (26,332)       (33,727)
                                                              -----------    -----------    -----------
        Net Cash Used in Investing Activities...............     (126,981)      (429,444)      (721,427)
FINANCING ACTIVITIES
  Proceeds from short-term debt.............................           --             --        126,995
  Repayments of short-term debt.............................      (10,000)      (155,702)       (13,300)
  Proceeds from long-term debt..............................           --        497,237        298,000
  Repayments of long-term debt..............................      (24,844)      (980,045)       (41,228)
  Net increase in deposits..................................      425,968      1,288,404        641,854
  Annuity contract receipts.................................        1,423            699            714
  Annuity contract withdrawals..............................      (55,455)       (39,252)       (47,288)
  Dividends paid............................................      (19,337)       (21,704)       (20,476)
  Stock options exercised...................................           --            407          1,453
  Decrease (increase) in deferred compensation plans........        8,044        (43,507)       (10,664)
                                                              -----------    -----------    -----------
        Net Cash Provided by Financing Activities...........      325,799        546,537        936,060
                                                              -----------    -----------    -----------
Increase (Decrease) in Cash.................................      132,997        (14,773)        14,888
  Cash at beginning of year.................................       65,102         79,875         64,987
                                                              -----------    -----------    -----------
Cash at end of year.........................................  $   198,099    $    65,102    $    79,875
                                                              ===========    ===========    ===========

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                            ACCUMULATED
                                                   ADDITIONAL                                  OTHER
                                         COMMON     PAID-IN     RETAINED      DEFERRED     COMPREHENSIVE
                                          STOCK     CAPITAL     EARNINGS    COMPENSATION   INCOME (LOSS)     TOTAL
                                         -------   ----------   ---------   ------------   -------------   ---------
                                                                   (THOUSANDS OF DOLLARS)
Balance at January 1, 1998.............  $34,571    $323,065    $ 508,533     $(86,263)      $  52,909     $ 832,815
  Net income for 1998..................       --          --      132,964           --              --       132,964
  Cash dividends to stockholders.......       --          --      (20,885)          --              --       (20,885)
  Two-for-one stock split..............   34,952     (34,952)          --           --              --            --
  Conversion of LYONs..................      423       9,224           --           --              --         9,647
  Stock options exercised..............       52       1,557           --          577              --         2,186
  Retirement of common stock...........      (59)     (2,691)          --        2,750              --            --
  Shares acquired or allocated for
    employee benefit plans.............       --      10,157           --      (23,287)             --       (13,130)
  Amortization of restricted stock.....       --          --           --        9,592              --         9,592
  ESOP shares allocated................       --       3,379           --        3,906              --         7,285
  Other adjustments....................       --      (1,370)          --        5,815              --         4,445
  Net change in unrealized gain (loss)
    on investments, net of deferred
    taxes..............................       --          --           --           --         (14,007)      (14,007)
                                         -------    --------    ---------     --------       ---------     ---------
Balance at December 31, 1998...........   69,939     308,369      620,612      (86,910)         38,902       950,912
  Net loss for 1999....................       --          --      (65,377)          --              --       (65,377)
  Cash dividends to stockholders.......       --          --      (21,712)          --              --       (21,712)
  Conversion of LYONs..................      141       1,599           --           --              --         1,740
  Stock options exercised..............       --        (923)          --        1,416              --           493
  Retirement of common stock...........      (41)       (919)          --          960              --            --
  Shares acquired or allocated for
    employee benefit plans.............       --     (13,862)          --      (29,472)             --       (43,334)
  Amortization of restricted stock.....       --          --           --       10,564              --        10,564
  ESOP shares allocated................       --         294           --        5,513              --         5,807
  Other adjustments....................       --      (8,636)          --        8,636              --            --
  Net change in unrealized gain (loss)
    on investments, net of deferred
    taxes..............................       --          --           --           --        (107,992)     (107,992)
                                         -------    --------    ---------     --------       ---------     ---------
Balance at December 31, 1999...........   70,039     285,922      533,523      (89,293)        (69,090)      731,101
  Net loss for 2000....................       --          --     (506,312)          --              --      (506,312)
  Cash dividends to stockholders.......       --          --      (16,534)          --              --       (16,534)
  Conversion of LYONs..................        1           9           --           --              --            10
  Retirement of common stock...........      (66)       (310)          --          376              --            --
  Shares issued, acquired or allocated
    for employee benefit plans.........      758      (9,643)          --       15,989              --         7,104
  Amortization of restricted stock.....       --          --           --       11,975              --        11,975
  ESOP shares allocated................       --        (886)          --        1,826              --           940
  Other adjustments....................       --       5,672           --       (7,329)             --        (1,657)
  Net change in unrealized gain (loss)
    on investments, net of deferred
    taxes..............................       --          --           --           --          18,272        18,272
                                         -------    --------    ---------     --------       ---------     ---------
Balance at December 31, 2000...........  $70,732    $280,764    $  10,677     $(66,456)      $ (50,818)    $ 244,899
                                         =======    ========    =========     ========       =========     =========

                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Fremont General Corporation ("Fremont") is a financial services holding company engaged through subsidiaries in select financial services and property and casualty insurance businesses. The financial services business includes an industrial bank with commercial and residential real estate lending and interests in large syndicated commercial loans originated and serviced by other financial institutions ("syndicated loans"). The industrial bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The property and casualty insurance business is represented by the underwriting of workers' compensation insurance policies. In November 2000, Fremont's workers' compensation insurance subsidiaries entered into an agreement with the California Department of Insurance ("DOI") that provided for certain regulatory oversight. (See Note B.) In December 1999, Fremont sold its commercial finance subsidiary that provided commercial working capital lines of credit ("commercial finance"). Real estate lending represents approximately 90% of loan interest revenues (1999 -- 71%; 1998 -- 68%). Syndicated and commercial finance loans account for substantially all of the remaining loan interest revenues.

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") which, as to the subsidiary insurance companies, differ from statutory accounting practices prescribed or permitted by regulatory authorities. The significant accounting policies followed by the Company that materially affect financial reporting are summarized below.

     Consolidation: The consolidated financial statements include the accounts and operations, after intercompany eliminations, of Fremont General Corporation and subsidiaries ("the Company"). (See Note P for the accounting treatment of discontinued operations.)

     Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Investment Securities: Fixed maturity investments represent bonds and redeemable preferred stocks that mature more than one year after the purchase date. Non-redeemable preferred stocks are equity securities, the majority of which do not include adjustable dividend yield provisions.

     Premiums and discounts on investment securities are primarily amortized using the interest method over the estimated lives of the investments. The estimated lives of such investments are determined based upon the current expectations of future cash flows. Adjustments for other-than-temporary market declines are recorded when determination of loss is probable and is reflected with a write-down of amortized cost to estimated fair value. Short-term investments are carried at cost, which approximates their fair value. Realized investment gains and losses are included as a component of revenues based on specific identification of the investment sold.

     Loans and Residual Interests in Securitizations: Interest and fee income on loans receivable are recognized as revenue over the life of the related loan using the interest method. Loan origination fees and related costs are deferred and amortized to interest and fee income over the life of the loan on the interest method. Loans are stated net of unearned income and the allowance for loan losses. The allowance is increased by provisions charged against operations and reduced by loan amounts charged off by management. The allowance is maintained at a level considered adequate to provide for inherent

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES losses on loans based on management's evaluation of the loan portfolio. While management uses all available information to estimate the level of the allowance for credit losses, future additions may be necessary based on changes in the amounts and timing of future cash flows expected due to changes in collateral values supporting loans, general economic conditions and borrowers' financial conditions.

     Management classifies loans as non-accrual generally when principal or interest is past due 90 days or more unless the loan has collateral sufficient to discharge the debt and management reasonably expects repayment of the debt or restoration to a current status in the near future. When a loan is placed on non-accrual status, any previously uncollected interest is reversed as a reduction of interest earned on loans receivable and accrued interest receivable. Subsequent collections on non-accrual loans are applied as a reduction of principal. The Company's charge-off policy is based on a monthly loan-by-loan review.

     Loans held for sale are comprised of residential real estate loans and are stated at the lower of aggregate amortized cost or market. Market value is based on market quotes for such loans.

     Real estate owned is primarily acquired through or in lieu of foreclosure on credits secured by real estate and is included in the financial statements under other assets at the lower of cost or estimated realizable value (net of estimated costs to sell). Estimated realizable values are based on management's evaluation of numerous factors, including appraisals, sales of comparable assets and estimated market conditions.

     The residual interests relate to the residential securitized loans that the Company retains and represent the right to receive certain future cash flows which are generally equal to the value of the principal and interest to be collected on the loans in excess of: (i) the principal and interest to be paid on the securities sold through a securitization trust to third party investors; and (ii) various contractual net servicing fees and other expenses. The residual interests are at estimated fair value. Since active market quotes are generally not available for residual interests, the Company determines fair value by computing the present value of the estimated net cash flows retained, using the dates that such cash flows are expected to be released to the Company (the cash-out method), at a discount rate that management considers to be commensurate with the risks associated with the cash flows. The Company recognized no initial net gain on the residual interests it retained above the carrying costs of the loans sold into the securitizations. The carrying costs include direct and indirect origination costs.

     Loan sales are on a cash basis wherein the buyer acquires all future rights to the loans sold with no recourse to the Company. Gains and losses on these whole loan sales are recognized at the date of settlement and are based upon the difference between the cash received for the loans and the Company's carrying cost of the loans. Gains and losses on whole loan sales are classified as other revenue.

     Deposits: Deposits consist of certificates of deposit and installment certificates (which are similar to passbook savings accounts and money market accounts) at the Company's California-chartered industrial bank subsidiary. Such balances are credited with interest at rates ranging from 3.20% to 6.90% at December 31, 2000. The estimated fair value of the deposits was $3,850,864,000 at December 31, 2000. (See Note H.)

     Premium Income: Revenues from property and casualty insurance premiums are recognized proportionately over the terms of the related policies. The Company's property and casualty insurance premiums are substantially all from workers' compensation insurance policies. Direct premiums earned but not billed at the end of each accounting period are estimated and accrued, and differences between

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES such estimates and final billings are included in current operations. Unearned premiums are calculated using the monthly pro rata basis. Premiums receivable and agents' balances and reinsurance recoverable on paid and unpaid losses include allowances for doubtful accounts of $29,663,000 and $16,243,000 at December 31, 2000 and 1999, respectively.

     Loss and Loss Adjustment Expenses and Reinsurance Recoverables on Unpaid
Losses: The estimated liabilities for loss and loss adjustment expenses ("LAE") include the accumulation of estimates for losses and claims reported prior to the balance sheet dates, estimates (based primarily on projections of historical developments) of claims incurred but not reported and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Amounts reported are management's best estimates of the ultimate costs of settlement, net of subrogation and salvage recoveries, which are necessarily subject to the impact of future changes in economic and social conditions. Management believes that, given the inherent variability in any such estimate, the recorded loss reserves are within a reasonable and acceptable range of adequacy. Loss reserves are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are included in current operations.

     Reinsurance recoverables on unpaid losses represent estimates of that portion of the estimated liabilities for loss and loss adjustment expenses that will be recovered after the balance sheet date from reinsurers under contracts of reinsurance in place for current and prior years. Similar to gross loss and loss adjustment expenses, amounts reported for reinsurance recoverables on unpaid losses are estimates of the ultimate amounts to be recovered from reinsurers after the balance sheet date, and are necessarily subject to the impact of future changes in economic and social conditions, as well as other factors. Management believes that, given the inherent variability in any such estimate, the aggregate reinsurance recoverables on unpaid losses are within a reasonable and acceptable range of adequacy. Reinsurance recoverable estimates are continually monitored and reviewed, and as recoveries are made or estimates adjusted, any differences are included in current operations.

     Deferred Policy Acquisition Costs: Commissions, premium taxes and certain sales and underwriting expenses are capitalized and amortized as premiums are earned over the terms of the related property and casualty insurance policies. Anticipated investment income is considered in determining if premium deficiencies exist. In December 2000, the Company wrote-off $42.7 million in deferred policy acquisition costs. (See Note B.)

     Dividends to Policyholders: Dividends, if applicable, to policyholders on workers' compensation insurance policies are accrued during the period in which the related premiums are earned.

     Life Insurance Benefits and Liabilities: Policyholder contract liabilities for universal life and investment-type products represent the premiums received plus accumulated interest, less mortality and other administrative charges under the contracts and before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in excess of related policy account balances. Substantially all life insurance has been reinsured to an unrelated insurer. (See Note F.)

     Intangibles: The excess of the costs of acquisitions over net assets acquired, also referred to as goodwill, is reported net of accumulated amortization (2000 - $5,076,000; 1999 - $34,126,000) and amounts written off.
The carrying values of intangible assets such as goodwill, as well as other long-lived assets, are reviewed for impairment if changes in the facts and circumstances, such as the economic or

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES competitive environment in which the Company operates, or cash flow or profitability analysis, indicate potential impairment of their carrying values. In December 2000, the Company wrote-off as impaired $128,706,000 of goodwill and $69,343,000 of trade name intangible assets related to the restructuring of its workers' compensation insurance operations. (See Note B.) The balance of goodwill at December 31, 2000 is being amortized primarily over 25 years.

     Furniture and Equipment: Furniture and equipment are stated at cost, less accumulated depreciation. Generally depreciation is computed using the straight-line method over periods ranging from two to twelve years. Leasehold improvements are amortized over the terms of the lease. The net book value of these fixed assets (2000 - $49,770,000; 1999 - $76,162,000) is included in other assets.

     Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, fixed maturity securities, preferred stocks, real estate and syndicated loans, residual interests in securitized residential real estate loans, and reinsurance recoverables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amounts of credit exposure to any one financial institution. Concentrations of credit risk with respect to investments in fixed securities, preferred stocks and syndicated loans are limited due to the large number of such investments and their distribution across many different industries and geographic regions. The Company attempts to limit the concentration of credit risk for commercial real estate loans by emphasizing first mortgage lending on a wide variety of properties that generate stable or increasing cash flow streams, have strong asset quality and proven sponsorship. At December 31, 2000 and 1999, there were 32 and 16 commercial real estate loans, respectively, each with loan balances in excess of $15 million, and 51% of the commercial real estate loan portfolio was secured by mortgages on properties located in California. Concentration of credit risk with respect to residential real estate loans is limited due to the large number of borrowers; however, approximately 41% of these loans are from borrowers within the state of California. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers. As of December 31, 2000, Gerling Global Reinsurance Corporation of America ("Gerling") was the only reinsurer that accounted for more than 10% of total reinsurance recoverables on paid and estimated unpaid losses. Gerling represents approximately 30% of the Company's reinsurance recoverables at December 31, 2000. Gerling was rated "A" (Excellent) by A.M. Best as of December 31, 2000. The remaining reinsurance recoverables were spread over approximately 175 reinsurers.

     Fair Values of Financial Instruments: The Company uses various methods and assumptions in estimating its fair value disclosures for financial instruments. For fixed maturity investment securities and preferred stocks, fair values are determined from certain valuation services, as well as from quoted market prices. Loans receivable with variable rates, as well as thrift deposits for passbook and money market type accounts, are deemed to be at fair value. The fair values of thrift certificates of deposits, fixed rate real estate loans and other fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for similar accounts or loans to borrowers with similar credit ratings. Residual interests in securitized loans are estimated using discounted cash flow analyses using a discount rate considered commensurate with the risk associated with the cash flows.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     For short-term debt, the carrying amount of the Company's borrowings approximates fair value. The fair value of the Company's long-term debt and mandatorily redeemable preferred securities of a subsidiary Trust is based on quoted market prices for securities actively traded. For long-term debt not actively traded, the fair value is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     The carrying amounts and fair values of the Company's financial instruments at December 31, 2000 are summarized in the following table:

                                                               CARRYING     ESTIMATED
                                                                AMOUNT      FAIR VALUE
                                                              ----------    ----------
                                                               (THOUSANDS OF DOLLARS)
Assets
Fixed maturity investments (Note C).........................  $  890,075    $  890,075
Non-redeemable preferred stock (Note C).....................     234,280       234,280
Loans receivable (Note D)...................................   3,403,256     3,408,889
Loans held for sale (Note A)................................     298,568       309,824
Residual interests in securitized loans (Note D)............      52,061        52,061
Liabilities
Industrial bank deposits (Note A and H).....................   3,849,211     3,850,864
Long-term debt (Note J).....................................     376,843       181,120
Company-obligated mandatorily redeemable preferred
  securities of subsidiary Trust holding solely Company
  junior subordinated debentures (Note K)...................     100,000        43,000

     Insurance related financial instruments, other than those classified as investment securities, are exempt from fair value disclosure requirements.

     New Accounting Standards: In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for the Company on January 1, 2001. SFAS 133 requires that all derivatives and hedges be identified and recognized as either assets or liabilities and measured at fair value.

     The Company has reviewed its investment securities, loan portfolio, insurance contracts, debt and lease agreements and has determined that it has not entered into any derivative, hedge or other off-balance sheet arrangements. In addition, the Company has concluded that it has not engaged in any contracts with embedded derivative instruments. Therefore, the adoption of SFAS 133, as amended, will not have a significant effect on the Company's results of operations and financial position.

     Reclassifications: Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

NOTE B -- REGULATORY MATTERS AND IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

     As a result of substantial operating losses incurred by the Company's property and casualty insurance operation in 2000, the Company's workers' compensation insurance subsidiaries entered into an agreement on November 27, 2000 with the DOI which provides for increased regulatory oversight

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES and supervision and also grants a permitted statutory accounting practice to discount their workers' compensation loss and allocated LAE reserves for accident years 1999 and prior. A discount rate of 4.25% was applied to the loss and allocated LAE reserves, and was based on actuarially determined payout patterns. This permitted accounting practice was granted for the year ending December 31, 2000 and for the first three quarters of the year 2001. However, the Company believes that this permitted practice will continue into the foreseeable future if the workers' compensation subsidiaries continue to meet their obligations and have no significant adverse loss development. The effect of this permitted accounting practice, which is a departure from prescribed statutory accounting practices, is a decrease to loss reserves and an increase in surplus for statutory reporting purposes of $254.5 million at December 31, 2000.

     In December 2000, A.M. Best downgraded the workers' compensation insurance subsidiaries' rating to "E" (Under Regulatory Supervision). An "E" rating severely limits the Company's ability to underwrite new and renewal workers' compensation insurance policies. As a result of these events, the Company announced in December 2000 the restructuring of its workers' compensation insurance operations. This restructuring resulted in the Company no longer underwriting workers' compensation insurance policies on a national scale. Beginning in December 2000, the Company's workers' compensation insurance operations are now concentrated on underwriting policies only in certain of the western United States. The charges related to the restructuring recognized in the statement of operations for the year ended December 31, 2000, consist of the following (thousands of dollars):

                                                               PRE-TAX
                                                              ADJUSTMENT
                                                              ----------
Write-off of goodwill.......................................   $128,706
Write-off of other intangible assets........................     69,343
Write-off of deferred policy acquisition costs..............     42,738
Write-off of capitalized software costs and related
  equipment.................................................     19,927
Other.......................................................      7,117
                                                               --------
                                                               $267,831
                                                               ========

     The impairment adjustment wrote-off all of the goodwill and trade name intangible assets related to the acquisition in previous years of Fremont Casualty Insurance Company, Fremont American Insurance Company, Fremont Pacific Insurance Company and Fremont Industrial Indemnity Company. Each of these companies are workers' compensation insurance subsidiaries. This adjustment was required because of the limited cash flows that these subsidiaries will generate in the future.

     In addition, the Company wrote-off $42.7 million in deferred policy acquisition costs ("DAC"), comprised of $28.8 million of DAC related to the offices that the Company closed, as well as $13.9 million related to underwriting expenses in the Company's remaining offices that the Company has determined are not sufficiently variable with current premium writings to warrant deferring at December 31, 2000.

     The Company also wrote-off $19.9 million related to capitalized software costs of certain abandoned premium policy and claims systems, as well as the net book value of equipment considered impaired due to the office closures. The other charges include $7.1 million for rent and other costs for

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES contractual obligations related to the closed offices, as well as termination benefits for the employees affected by the office closures.

     In addition to the restructuring charge, the Company recognized $44.1 million in various non-recurring charges in its property and casualty insurance operations during the fourth quarter of 2000. These charges consisted primarily of the elimination of previously recorded tabular discounts in the Company's reserves for losses and LAE, which are no longer recognized due to the implementation of the permitted practice, and an increase in the allowance for doubtful accounts for premiums receivable and agents' balances.

     Despite the significant losses recorded in 2000, as well as the regulatory supervision and the downgrade by A.M. Best, the Company believes it has adequate resources to continue as a going concern. Fremont has cash and short term investments of $68.0 million at December 31, 2000 and no debt maturities until March of 2004. The Company's financial services segment remains profitable and the Company's workers' compensation insurance subsidiaries have reached agreement on substantially all material terms of a fronting facility with an insurance carrier that is rated "A" by A.M. Best that would provide the Company with policy issuance services under that carrier's name. The transaction is pending definitive documentation and final regulatory approval. The Company believes that this fronting arrangement, if finalized, will provide the Company's workers' compensation insurance subsidiaries the ability to mitigate the effect of the above discussed events and allow it to underwrite new and renewal workers' compensation insurance premiums at levels that could not be achieved without such a facility in place. However, even without such an arrangement, the Company believes it has the resources to meet its policyholder and other obligations.

     Net income and statutory surplus of the Company's property and casualty and life insurance subsidiaries (excluding discontinued assumed reinsurance subsidiaries (See Note P)), as filed with regulatory authorities on the basis of statutory accounting practices, are summarized in the following table:

                                                     2000        1999       1998
                                                   ---------   --------   --------
                                                       (THOUSANDS OF DOLLARS)
Statutory net income (loss) for the year.........  $(374,879)  $  2,060   $100,780
Statutory surplus at year end(1).................    224,276    574,615    665,262

---------------
(1) Statutory surplus at December 31, 2000 reflects the Company's implementation of the permitted statutory accounting practice. This practice provided $254.5 million in additional statutory surplus at year end 2000.

     The National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification") that is effective January 1, 2001. The Codification supersedes the NAIC's guidance on statutory accounting, "Accounting Practices and Procedures Manual" and will result in changes to prescribed accounting practices. Implementation of the Codification will likely result in a net reduction of statutory surplus of the property and casualty insurance subsidiaries, primarily as a result of non-admitting certain premiums receivable that are not due within a 90 day period, and other lesser items; however, adjusted statutory surplus after the implementation of Codification is expected to be in compliance with regulatory requirements as

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES established under various agreements with the DOI. Codification allows for the continued use of permitted practices if approved by the state of domicile.

NOTE C -- INVESTMENTS

     The amortized cost and fair values of the fixed maturity investments and non-redeemable preferred stock by major category are summarized in the following table:

                                                              GROSS        GROSS
                                               AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                  COST        GAINS        LOSSES       VALUE
                                               ----------   ----------   ----------   ----------
                                                            (THOUSANDS OF DOLLARS)
At December 31, 2000
  United States Treasury securities and
     obligations of other US government
     agencies and corporations...............  $   19,762    $   545     $      --    $   20,307
  Obligations of states and political
     subdivisions............................     112,789      2,050          (129)      114,710
  Redeemable preferred stock.................      42,092         --        (2,587)       39,505
  Mortgage-backed securities.................     290,687      2,751        (5,669)      287,769
  Corporate securities:
     Banks...................................     136,389         56       (12,323)      124,122
     Financial...............................      91,092         --       (15,297)       75,795
     Industrial..............................     232,916      2,521        (7,570)      227,867
                                               ----------    -------     ---------    ----------
          Total fixed maturity investments...     925,727      7,923       (43,575)      890,075
  Non-redeemable preferred stock.............     276,809         63       (42,592)      234,280
                                               ----------    -------     ---------    ----------
Total investment securities available for
  sale.......................................  $1,202,536    $ 7,986     $ (86,167)   $1,124,355
                                               ==========    =======     =========    ==========
At December 31, 1999
  United States Treasury securities and
     obligations of other US government
     agencies and corporations...............  $   64,601    $    53     $    (187)   $   64,467
  Obligations of states and political
     subdivisions............................     139,559        154        (7,575)      132,138
  Redeemable preferred stock.................      80,127         --        (6,327)       73,800
  Mortgage-backed securities.................     344,649      1,780       (19,436)      326,993
  Corporate securities:
     Banks...................................     136,401         --       (10,405)      125,996
     Financial...............................     179,600        605       (13,582)      166,623
     Industrial..............................     513,784      7,011       (19,583)      501,212
                                               ----------    -------     ---------    ----------
          Total fixed maturity investments...   1,458,721      9,603       (77,095)    1,391,229
  Non-redeemable preferred stock.............     407,903      3,160       (41,960)      369,103
                                               ----------    -------     ---------    ----------
Total investment securities available for
  sale.......................................  $1,866,624    $12,763     $(119,055)   $1,760,332
                                               ==========    =======     =========    ==========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The amortized cost and fair value of fixed maturity investments at December 31, 2000 by contractual maturity, are summarized in the following table:

                                                            AMORTIZED       FAIR
                                                               COST         VALUE
                                                            ----------    ---------
                                                            (THOUSANDS OF DOLLARS)
One year or less..........................................   $ 25,330     $ 25,211
Over 1 year through 5 years...............................     34,860       37,911
Over 5 years through 10 years.............................    121,512      121,828
Over 10 years.............................................    453,338      417,356
                                                             --------     --------
  Subtotal................................................    635,040      602,306
Mortgage-backed securities................................    290,687      287,769
                                                             --------     --------
          Totals..........................................   $925,727     $890,075
                                                             ========     ========

     The contractual maturities in the foregoing table may differ from actual maturities because certain borrowers have the right to sell or repay obligations with or without call or prepayment penalties. Most of the Company's mortgage-backed securities provide for periodic payments through their lives.

     Proceeds from sales of securities and related realized gains and losses are summarized in the following table:

                                                    YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  2000        1999        1998
                                                --------    --------    --------
                                                     (THOUSANDS OF DOLLARS)
Proceeds from sales...........................  $671,034    $622,081    $865,642
Gross realized gains..........................     8,085      10,347       7,469
Gross realized losses.........................    10,839      13,895       8,074

     Investment income by major category of investments is summarized in the following table:

                                                    YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  2000        1999        1998
                                                --------    --------    --------
                                                     (THOUSANDS OF DOLLARS)
Fixed maturities..............................  $ 96,112    $126,606    $144,158
Non-redeemable preferred stock................    29,428      34,860      34,976
Short-term....................................    38,083      10,009      16,061
Other.........................................     1,256       1,864         324
                                                --------    --------    --------
                                                 164,879     173,339     195,519
Investment expenses...........................    (3,897)     (3,780)     (2,704)
                                                --------    --------    --------
          Net investment income...............  $160,982    $169,559    $192,815
                                                ========    ========    ========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The following table reflects the average amortized cost of investment securities, including short-term investments, of the Company, and related yields realized, for the periods indicated:

                                                     YEAR ENDED DECEMBER 31,
                                            -----------------------------------------
                                               2000           1999           1998
                                            -----------    -----------    -----------
                                             (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Average investment securities.............  $2,254,250     $2,260,957     $2,345,464
                                            ==========     ==========     ==========
Investment yield earned on investment
  securities:
  Excluding realized gains and losses.....        7.14%          7.52%          8.25%
  Including realized gains and losses.....        7.02%          7.37%          8.23%

     The Company relies on external rating agencies to establish quality ratings for its investments. The Company only purchases securities that are rated investment grade by at least one rating agency, but may hold investments that are subsequently downgraded to non-investment grade. As of December 31, 2000, all investments held by the Company are current as to principal and interest, with no investment in default. Investments at fair value included in fixed maturity investments and non-redeemable preferred stock that in total exceed 10% of stockholders' equity at December 31, 2000 are summarized in the following table:

                                                     FIXED MATURITY   NON-REDEEMABLE
                                                      INVESTMENTS     PREFERRED STOCK    TOTALS
                                                     --------------   ---------------   --------
                                                               (THOUSANDS OF DOLLARS)
General Motors Corporation.........................     $ 54,545         $     --       $ 54,545
Citigroup, Inc. ...................................           --           51,793         51,793
Bear Stearns Companies Inc.........................           --           48,579         48,579
Phillip Morris Companies, Inc. ....................       47,729               --         47,729
Bankers Trust Company..............................       32,299               --         32,299
ABN-AMRO Holding N.V. .............................           --           31,513         31,513
Safeco Capital Trust...............................       30,392               --         30,392
Hutchison Whampoa Ltd. ............................       29,155               --         29,155
Northrop Grumman Corporation.......................       28,120               --         28,120
Heller Financial, Inc. ............................           --           27,274         27,274
                                                        --------         --------       --------
                                                        $222,240         $159,159       $381,399
                                                        ========         ========       ========

     Using Standard & Poor's, Moody's and Fitch's rating services, the quality mix of the Company's investment portfolio at December 31, 2000 is summarized in the following table (using Standard & Poor's and Fitch's rating scale):

AAA (including US government obligations)...................   32%
AA..........................................................   11
A...........................................................   42
BBB.........................................................   12
BB..........................................................    3
                                                              ---
                                                              100%
                                                              ===

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The fair value of fixed maturity investments, non-redeemable preferred stock and cash totaling $1,099,447,000 at December 31, 2000 were on deposit with regulatory authorities in compliance with legal requirements related to the insurance operations.

     The Company currently holds no derivative, hedge or other off-balance sheet arrangements.

NOTE D -- LOANS RECEIVABLE AND RESIDUAL INTERESTS IN SECURITIZATIONS

     Loans receivable consist of commercial and residential real estate loans and syndicated loans. Commercial real estate loans, which are primarily variable rate, represent loans secured primarily by first mortgages on income-producing properties such as office, retail, industrial, hotels/motels, multi-family and mixed-use properties. Loan terms are generally for up to five years. Residential real estate loans have loan terms for up to thirty years and are generally secured by first deeds of trust on single-family residences. Syndicated loans are variable rate senior loans originated on both a revolving and fixed-term basis, generally not in excess of seven years. These loans are secured by substantially all of the assets of the borrower, and, if applicable, of its subsidiaries. In September 2000, the Company sold substantially all of its insurance premium finance loan portfolio. Commercial finance loans pertained to a subsidiary sold in December 1999. (See Note O.) Insurance premium notes receivable were loans collateralized by security interests in return premiums. Commercial finance loans were asset-based loans that were secured by the borrowers' eligible trade accounts receivable, inventory, machinery and equipment, and real estate.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     Balances of non-performing loans receivable and real estate owned are summarized in the following table by loan type:

                                                              ACCRUAL LOANS
                                                NON-ACCRUAL      90 DAYS      REAL ESTATE
                                                   LOANS        PAST DUE         OWNED       TOTAL
                                                -----------   -------------   -----------   -------
                                                              (THOUSANDS OF DOLLARS)
As of December 31, 2000:
  Commercial real estate......................    $31,553        $1,023         $10,171     $42,747
  Residential real estate.....................     28,866            --           5,978      34,844
  Syndicated loans............................      9,440            --              --       9,440
  Other.......................................        105            --              --         105
                                                  -------        ------         -------     -------
                                                  $69,964        $1,023         $16,149     $87,136
                                                  =======        ======         =======     =======
As of December 31, 1999:
  Commercial real estate......................    $14,384        $  240         $    --     $14,624
  Residential real estate.....................     15,538            --           3,720      19,258
  Syndicated loans............................         --            --              --          --
  Premium finance.............................        514           687              --       1,201
  Other.......................................         26             1              --          27
                                                  -------        ------         -------     -------
                                                  $30,462        $  928         $ 3,720     $35,110
                                                  =======        ======         =======     =======
As of December 31, 1998:
  Commercial real estate......................    $ 9,014        $  399         $    --     $ 9,413
  Residential real estate.....................     11,262            --           3,848      15,110
  Syndicated loans............................         --            --              --          --
  Commercial finance..........................      1,669            --           1,070       2,739
  Premium finance.............................        438           864              --       1,302
  Other.......................................        137             1              --         138
                                                  -------        ------         -------     -------
                                                  $22,520        $1,264         $ 4,918     $28,702
                                                  =======        ======         =======     =======

     Activity in the allowance for loan losses is summarized in the following table:

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2000       1999      1998
                                                              -------   --------   -------
                                                                 (THOUSANDS OF DOLLARS)
Balance, beginning of year..................................  $56,494   $ 56,346   $44,402
Provision for loan losses...................................   17,526     25,470    11,059
Recoveries..................................................      211        243       839
Charge-offs.................................................   (6,632)   (11,300)   (3,419)
Reserves (sold) established with portfolio (dispositions)
  acquisitions..............................................       --    (14,265)    3,465
                                                              -------   --------   -------
Balance, end of year........................................  $67,599   $ 56,494   $56,346
                                                              =======   ========   =======

     At December 31, 2000, the recorded investment in loans that are considered to be impaired was $69,964,000 all of which were on a non-accrual basis. The Company's policy is to consider a loan impaired when, based on current information and events, it is probable that the Company will be unable

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES to collect all amounts due according to the contractual terms of the loan agreement. Evaluation of a loan's impairment is based on the present value of expected cash flows or the fair value of the collateral, if the loan is collateral dependent. As a result of charge-offs, these impaired loans do not necessarily have a related specific allowance for loan loss allocated to them. However, the $69,964,000 of loans considered impaired do have an allocated specific allowance that totaled $9,792,000. The average net investment in impaired loans was $49,638,000, $29,703,000 and $25,373,000 for 2000, 1999 and
1998, respectively. Interest income that was recognized on the cash basis of accounting on loans classified as impaired during the year was $898,000, $999,000 and $1,401,000 for years ended December 31, 2000, 1999 and 1998, respectively. Interest income foregone for loans on non-accrual status that had not performed in accordance with their original terms was $4,572,000, $2,262,000, and $979,000 for the years ended December 31, 2000, 1999, and 1998, respectively. At December 31, 2000 and 1999, there were no loans included in accrual status that had been modified in connection with troubled debt restructurings.

     The carrying amounts and estimated fair values at December 31, 2000 and 1999 of loans receivable are summarized in the following table:

                                                      2000                      1999
                                             -----------------------   -----------------------
                                              CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                               AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                             ----------   ----------   ----------   ----------
                                                          (THOUSANDS OF DOLLARS)
Commercial real estate loans...............  $2,923,269   $2,919,495   $2,351,595   $2,321,789
Residential real estate loans..............     248,597      258,004      377,875      391,743
Syndicated loans...........................     317,471      317,471      331,705      331,705
Premium finance loans......................          --           --       64,596       64,596
                                             ----------   ----------   ----------   ----------
                                              3,489,337    3,494,970    3,125,771    3,109,833
Purchase discount and deferred fees........     (18,482)     (18,482)      (8,293)      (8,293)
Allowance for loan losses..................     (67,599)     (67,599)     (56,494)     (56,494)
                                             ----------   ----------   ----------   ----------
Loans receivable, net......................  $3,403,256   $3,408,889   $3,060,984   $3,045,046
                                             ==========   ==========   ==========   ==========

     In 1999, the Company securitized $1,411,383,000 of its residential real estate loans in three separate transactions. The Company did not securitize any residential real estate loans in 2000. The remaining principal balance outstanding of the loans sold into the 1999 securitizations was $1,000,410,000 and $1,288,832,000 as of December 31, 2000, and 1999, respectively. These loans carried a weighted average coupon rate of 10.36% and 9.94% at December 31, 2000 and 1999, respectively. The following are the primary assumptions used in the valuation of the Company's residual interests as of December 31, 2000:

Expected weighted average annual constant prepayment rate...  40.55%
Expected weighted average cumulative net loss assumption....   2.31%
Weighted average discount rate used.........................   16.0%
Weighted average remaining life of residual interests.......   1.64years

     The outstanding balance of the Company's residual interests in the securitizations was $52.1 million as of December 31, 2000. The amounts and timing of the cash flows to the Company from the securitizations are estimated after considering various economic factors and other factors, including

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES prepayment speeds and delinquency, default and loss rates. To allow for variations in the determination of fair value, the Company recognized in 2000, as a charge against other revenue, a reduction in the valuation of its residual interests in the amount of $5.2 million.

NOTE E -- CLAIM LIABILITIES FOR LOSS AND LOSS ADJUSTMENT EXPENSES

     The following table provides a reconciliation of the beginning and ending reserve balances for the Company's claim liabilities for loss and LAE on a net-of-reinsurance basis to the gross amounts reported in the Company's consolidated balance sheets.

                                                              YEAR ENDED DECEMBER 31,
                                                        ------------------------------------
                                                           2000         1999         1998
                                                        ----------   ----------   ----------
                                                               (THOUSANDS OF DOLLARS)
Reserves for loss and LAE, net of reinsurance
  recoverable, at beginning of year...................  $1,495,280   $1,597,116   $1,809,395
Incurred loss and LAE:
  Provision for insured events of the current year,
     net of reinsurance...............................     893,290      677,756      348,897
  Increase (decrease) in provision for insured events
     of prior years, net of reinsurance...............     368,710       92,767      (13,447)
                                                        ----------   ----------   ----------
          Total incurred loss and LAE.................   1,262,000      770,523      335,450
Payments:
  Loss and LAE, net of reinsurance, attributable to
     insured events of:
     Current year.....................................    (292,318)    (296,039)    (245,177)
     Prior years......................................    (554,933)    (576,320)    (590,197)
                                                        ----------   ----------   ----------
          Total payments..............................    (847,251)    (872,359)    (835,374)
                                                        ----------   ----------   ----------
          Subtotal....................................   1,910,029    1,495,280    1,309,471
Liability for loss and LAE for companies acquired
  during the year.....................................          --           --      287,645
                                                        ----------   ----------   ----------
Reserves for loss and LAE, net of reinsurance
  recoverable, at end of year.........................   1,910,029    1,495,280    1,597,116
Reinsurance recoverable for loss and LAE, at end of
  year................................................     898,404      939,477      701,002
                                                        ----------   ----------   ----------
Reserves for loss and LAE, gross of reinsurance
  recoverable, at end of year.........................  $2,808,433   $2,434,757   $2,298,118
                                                        ==========   ==========   ==========

     The property and casualty insurance operation's loss and LAE incurred was $1.262 billion, $770.5 million and $335.5 million in 2000, 1999 and 1998, respectively. In addition, the ratio of these losses and LAE to property and casualty insurance premiums earned ("loss ratio") was 124.2%, 92.7% and 60.8% in 2000, 1999 and 1998, respectively. The significant increase in the loss and LAE recognized in 2000 resulted primarily from the effects of a significant increase in the Company's gross loss and LAE reserves under workers' compensation insurance policies effective in or prior to 1999. The Company increased its gross loss and LAE reserves by $450 million during the second quarter of 2000. The Company's reserve action was determined through an evaluation of several factors, including increased severity trends observed since December 31, 1999 relating to the 1999 and prior accident years, increased variability of actuarial indications, and increased uncertainty within the workers' compensation

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES industry as to the underlying causes and consequent ultimate impact of both increases in claim severity and an acceleration in the payment of claims. These severity increases covered both medical and indemnity costs, and were above levels adjusted for estimated inflation. The frequency of claims, however, has remained stable to slightly lower. The increasing severity on the 1999 accident year, coupled with a continuing industry-wide acceleration in paid losses observed by the Company over the past several years, has resulted in significant increases in the projections of total industry-wide losses and LAE. The Company's loss and LAE increased significantly in 1999 due to the combined adverse effect on loss and LAE incurred of a lower than expected level of reinsurance recoveries than had been actuarially predicted, coupled with the effect of the Company's recognition of the settlement agreement with Reliance Insurance Company ("Reliance") under a reinsurance treaty that was in effect from January 1, 1998 through December 31, 1999. The Company lowered its estimate of reinsurance recoverables on unpaid losses for the 1998 and 1999 accident years by approximately $147 million during 1999. This decrease was in recognition of a lower than actuarially predicted level of incurred losses ceded under certain reinsurance contracts that were in effect from January 1, 1998 through December 31, 1999. These reinsurance contracts reduced the Company's net loss exposure from a historical retention of $1 million per loss occurrence to $50,000 per loss occurrence.

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

     The effect of ceded reinsurance on property and casualty premiums are summarized in the following table:

                                                                      YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------------------
                                                      2000                      1999                     1998
                                             -----------------------   -----------------------   ---------------------
                                              WRITTEN       EARNED      WRITTEN       EARNED      WRITTEN     EARNED
                                             ----------   ----------   ----------   ----------   ---------   ---------
                                                                      (THOUSANDS OF DOLLARS)
Direct.....................................  $1,080,806   $1,128,755   $1,145,104   $1,084,454   $ 750,301   $ 717,021
Assumed....................................      16,943       16,372        9,362        9,641      11,848      13,040
Ceded......................................    (131,670)    (129,041)    (256,833)    (263,090)   (190,473)   (177,983)
                                             ----------   ----------   ----------   ----------   ---------   ---------
  Net property and casualty premiums.......  $  966,079   $1,016,086   $  897,633   $  831,005   $ 571,676   $ 552,078
                                             ==========   ==========   ==========   ==========   =========   =========

     The effect of ceded reinsurance on loss and LAE was a decrease in expenses of $235,042,000, $344,699,000 and $371,378,000 for the three years ended
December 31, 2000, 1999 and 1998, respectively. The effect of ceded reinsurance on net premiums written and earned, and on loss and LAE was lower in 2000 as compared to 1999 due primarily to changes in the Company's reinsurance program,

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES as well as to the elimination of certain reinsurance effective January 1, 2000 on policies incepting in 1999 and expiring in 2000. The elimination of this reinsurance was pursuant to a settlement agreement with the reinsurer.

     Effective January 1, 2000, reinsurance limits were reduced. Beginning January 1, 2000, the Company had in place excess of loss reinsurance for new and renewal workers' compensation insurance policies with effective dates of January 1, 2000 or after, that assumes liability for up to a maximum of $399,000,000 of loss and certain allocated LAE in excess of $1,000,000 per loss occurrence. Effective April 1, 2000, the Company executed an excess of loss reinsurance agreement for losses occurring April 1, 2000 and subsequent under policies written and renewed from January 1, 2000. The terms of this agreement reduces the Company's assumed liability for up to a maximum of $399,750,000 of loss and certain allocated LAE in excess of $250,000 per loss occurrence. For policies with inception dates in 1999 and 1998, the attachment point had been at $50,000 per loss occurrence with a maximum coverage of $399,950,000 in excess of the attachment point. These reductions in reinsurance limits as compared to 1999 and 1998, resulted in lower premiums ceded and lower ceded loss and LAE.

     On February 28, 2000, the Company reached an agreement with Reliance to settle all obligations between the Company and Reliance under a contract of reinsurance which was in effect for the period January 1, 1998 through December 31, 1999. Under the terms of this agreement, the Company received approximately $102 million in cash on March 29, 2000 and no longer has any involvement with the Reliance workers' compensation reinsurance programs brokered for Reliance by Unicover Managers, Inc. In recognition of this settlement, the Company recorded a charge to its operating results for the year ended December 31, 1999 of approximately $48.8 million after taxes ($75 million before taxes), consisting primarily of the adjustment necessary to bring the estimated unpaid reinsurance recoverables under the reinsurance contract to a present value basis at December 31, 1999.

     The Company entered into reinsurance and assumption agreements with a reinsurer whereby substantially all of the Company's universal life insurance and annuity business was ceded to the reinsurer effective December 31, 1995, and all the annuity business was ceded to the reinsurer effective January 1, 1996. As a result of these agreements, the Company's life insurance operations have been substantially reduced with no significant gain or loss recorded. Included in life insurance benefits and liabilities and reinsurance recoverable on unpaid losses in the accompanying balance sheet is approximately $77,000,000 related to one of the reinsurance contracts that continues to be on a co-insurance basis.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE G -- INCOME TAXES

     The major components of income tax expense (benefit) are summarized in the following table:

                                                            YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2000         1999       1998
                                                        ---------    --------    -------
                                                             (THOUSANDS OF DOLLARS)
Federal income tax
  Current.............................................  $ (15,087)   $     --    $27,314
  Deferred............................................   (161,606)    (29,028)    33,583
                                                        ---------    --------    -------
                                                         (176,693)    (29,028)    60,897
State income tax......................................      2,565       3,121      2,851
                                                        ---------    --------    -------
  Income tax expense (benefit)........................  $(174,128)   $(25,907)   $63,748
                                                        =========    ========    =======

     A reconciliation of the effective federal tax rates in the consolidated statements of operations with the prevailing federal income tax rate of 35% is summarized in the following table:

                                                            YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2000         1999       1998
                                                        ---------    --------    -------
                                                             (THOUSANDS OF DOLLARS)
Federal income tax at 35%...........................    $(242,500)   $(23,199)   $68,849
Effects of:
  Write-off of goodwill and other intangible
     assets.........................................       66,769          --         --
  Dividends received deduction......................       (7,726)     (9,391)    (8,857)
  Dividends in stock-based deferred compensation....         (991)       (927)      (795)
  Amortization of goodwill and other intangible
     assets.........................................        1,834       3,292      3,085
  Other.............................................        5,921       1,197     (1,385)
                                                        ---------    --------    -------
Federal income tax expense (benefit)................    $(176,693)   $(29,028)   $60,897
                                                        =========    ========    =======

     Net payments made (net cash received) for federal and state income taxes were $(5,068,000), $12,132,000, and $188,000 for 2000, 1999, and 1998,
respectively. In 2000, the Company received a refund of taxes paid in prior years and on deposit with the IRS totaling $5,001,000. Included in 1999 tax payments is $9.1 million paid in settlement of an Internal Revenue Service ("IRS") review of tax losses carried back against prior years' taxes paid. The majority of the amount paid was offset by an increase to the Company's tax effect of its net loss carryover as determined by the IRS in its review and is included in the Company's total tax effect of net loss carryovers of $195,582,000. Additionally, there was $1.4 million paid to the California Franchise Tax Board in 1999 in resolution of certain ongoing tax matters. These tax settlements had been accrued for in prior years.

     The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

The components of the Company's deferred tax assets as of December 31, 2000 and 1999 are summarized in the following table:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Discount on liabilities for loss and loss adjustment
  expenses..................................................  $121,730     $111,843
NOL carryover...............................................   195,582       80,536
Net unrealized loss on investments..........................    27,363       37,202
Allowance for loan losses and other doubtful accounts.......    36,515       24,557
Accrued expenses............................................    23,144       22,407
Unearned premiums...........................................     4,605       16,269
Employee benefit expenses...................................    11,531        9,818
Dividends to policyholders..................................    10,964        6,290
Other, net..................................................        --        2,312
                                                              --------     --------
  Deferred income tax asset amounts.........................   431,434      311,234
Deferred policy acquisition costs...........................    (3,267)     (20,574)
Earned but unbilled premiums................................    (6,634)     (17,406)
Residual interests in securitized loans.....................   (11,914)     (15,886)
Deferred loan origination costs.............................   (10,462)     (10,941)
Accrual of market discount..................................      (229)      (2,782)
Other, net..................................................    (3,514)          --
                                                              --------     --------
  Deferred income tax liability amounts.....................   (36,020)     (67,589)
                                                              --------     --------
          Net deferred income tax asset.....................  $395,414     $243,645
                                                              ========     ========

     The Company's principal deferred tax assets arise due to the discounting of liabilities for loss and loss adjustment expenses ("loss reserves") which delays a portion of the loss reserve deduction for income tax purposes, the net operating loss ("NOL") carryover, the net unrealized loss on investments, the provision for doubtful loss accounts, the accrual of dividends to policyholders, a portion of the unearned premiums, certain accrued expenses, and certain employee benefit expenses. The majority of the Company's NOL carryover was generated in tax years 2000 and 1999, resulting primarily from the losses recognized in the Company's property and casualty insurance segment. (See Notes B and E.) Additional NOL carryover amounts were generated through amendments of prior years' tax returns as well as the previously described settlement with the IRS in its review of certain tax losses carried back against prior years' tax returns filed by the Company. At December 31, 2000, the Company's net tax loss carryforwards totaled $558.6 million, which expire in years 2015 through 2020.

     In assessing the realization of deferred income tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends upon the generation of future taxable income during the periods in which temporary differences become deductible. In the Company's opinion, the deferred tax assets will be fully realized and no valuation allowance is necessary because the Company has the ability to generate

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES sufficient future taxable income to realize the tax benefits. If future income is not generated as expected, a valuation allowance may need to be established.

NOTE H -- DEPOSITS

     The Company's industrial bank's deposits are insured by the FDIC and are summarized as follows by type and with their respective interest rate ranges as of December 31:

                                              2000                          1999                          1998
                                   ---------------------------   ---------------------------   ---------------------------
                                    BALANCES    INTEREST RATES    BALANCES    INTEREST RATES    BALANCES    INTEREST RATES
                                   ----------   --------------   ----------   --------------   ----------   --------------
                                                           (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
Passbook and money market
  deposits.......................  $  615,910   3.20% - 5.83%    $  671,834   2.57% - 5.13%    $  504,543   2.57% - 5.20%
Certificates of deposit:
  Under $100,000.................   2,684,061   4.94% - 6.90%     2,290,373   4.75% - 8.68%     1,418,137   4.51% - 8.68%
  $100,000 and over..............     549,240   4.89% - 6.83%       461,036   4.75% - 7.25%       212,159   4.41% - 7.25%
                                   ----------                    ----------                    ----------
                                   $3,849,211                    $3,423,243                    $2,134,839
                                   ==========                    ==========                    ==========

     The certificates of deposit outstanding at December 31, 2000, mature as follows (thousands of dollars):

     2001...................................................  $2,831,095
     2002...................................................      71,440
     2003...................................................      74,731
     2004...................................................     119,020
     2005...................................................      39,388
  Thereafter................................................      97,627
                                                              ----------
                                                              $3,233,301
                                                              ==========

     The table below summarizes the Company's certificates of deposit as of December 31, 2000, which are in amounts of $100,000 or more, by maturity and by type:

                                                              CERTIFICATES OF DEPOSIT $100,000 OR MORE, MATURING
                                                       -----------------------------------------------------------------
                                                       3 MONTHS   OVER 3 THROUGH   OVER 6 THROUGH     OVER
                                                       OR LESS       6 MONTHS        12 MONTHS      12 MONTHS    TOTAL
                                                       --------   --------------   --------------   ---------   --------
                                                                            (THOUSANDS OF DOLLARS)
Retail...............................................  $131,280      $106,616         $46,779       $ 17,137    $301,812
IRA's................................................     3,058         6,308           6,570          2,294      18,230
Brokered.............................................        --         9,520              --        219,678     229,198
                                                       --------      --------         -------       --------    --------
        Total                                          $134,338      $122,444         $53,349       $239,109    $549,240
                                                       ========      ========         =======       ========    ========

NOTE I -- SHORT-TERM DEBT

     Fremont's industrial bank is a member of the Federal Home Loan Bank system ("FHLB") and at December 31, 2000 and 1999, had a borrowing capacity of $449.2 million and $363.9 million, respectively, with no outstanding borrowings at December 31, 2000, and $10.0 million at December 31, 1999, from the FHLB of San Francisco. Fremont's industrial bank has pledged loans with a carrying value of $812.0 million and $1,390.2 million at December 31, 2000 and 1999, respectively, to secure any future borrowings. The industrial bank's borrowing capacity can be used to borrow under various FHLB

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES loan programs, including adjustable and fixed-rate financing, for periods ranging from one day to 30 years, with a variety of interest rate structures available. The weighted average interest rate on the amount outstanding at December 31, 1999 was 5.49%. The borrowing capacity has no commitment fees or cost, requires minimum levels of investment in FHLB stock ($7.3 million and $7.4 million at December 31, 2000 and 1999, respectively), and can be withdrawn by the FHLB if there is any significant change in the financial or operating condition of the industrial bank and is conditional upon its compliance with certain agreements covering advances, collateral maintenance, eligibility and documentation requirements. The industrial bank was in compliance with all requirements at December 31, 2000 and 1999.

     In 1999, Fremont's industrial bank obtained a line of credit with the Federal Reserve Bank of San Francisco, and at December 31, 2000 and 1999 had a borrowing capacity of $168.8 million and $272.5 million, respectively, with no outstanding borrowings or activity during 2000 and 1999. Fremont's industrial bank has pledged loans with a carrying value of $225.1 million and $363.2 million at December 31, 2000 and 1999, respectively to the Federal Reserve. This line of credit is provided when all other sources of funds are not reasonably available, and such advances are made with the expectation that they will be repaid when the availability of the usual source of funds is restored, usually the next business day.

NOTE J -- LONG-TERM DEBT

     Long-term debt is summarized in the following table:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (THOUSANDS OF DOLLARS)
Fremont General Corporation:
  Senior Notes due 2004, less discount (2000 -- $881;
     1999 -- $1,129)........................................   $158,244     $198,871
  Senior Notes due 2009, less discount (2000 -- $3,079;
     1999 -- $3,162)........................................    214,621      221,838
  Liquid Yield Option Notes due 2013, less discount
     (2000 -- $3,611; 1999 -- $4,949).......................      3,978        4,924
  ESOP Note Payable due 2002................................         --        3,552
                                                               --------     --------
                                                               $376,843     $429,185
                                                               ========     ========

     On March 17, 1999, the Company issued $425,000,000 of Senior Notes ("the Senior Notes") in a private placement. The Senior Notes were subsequently exchanged for notes registered with the Securities and Exchange Commission under a Form S-4 Registration Statement effective on May 11, 1999. These notes consist of $200,000,000 and $225,000,000 Series B 7.70% Senior Notes due 2004 and Series B 7.875% Senior Notes due 2009, respectively. Total proceeds to the Company were approximately $420,237,000. The Senior Notes may be redeemed at any time in whole or in part before maturity, but are not subject to sinking fund payments. These notes are unsecured senior indebtedness of the Company ranking equally with the Company's existing and future unsubordinated indebtedness. Interest is payable on the notes semi-annually in March and September. During 2000, the Company purchased $40,875,000 and $7,300,000 par value of the 7.7% Senior Notes due 2004 and 7.875% Senior Notes due 2009, respectively, with carrying values of $40,626,000 and $7,194,000 resulting in extraordinary gains net of taxes of $11,014,000 and $1,010,000, respectively.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     In August 2000, the Company cancelled a credit facility with several banks that permitted borrowings of up to $225,000,000.

     In 1993, the Company sold in a public offering an aggregate $373,750,000 principal amount at maturity of Liquid Yield Option Notes due October 12, 2013 (Zero Coupon-Subordinated) (the "LYONs") at an issue price of $372.42 for a total net proceeds to the Company of approximately $135,000,000. The yield to maturity is 5% with no periodic payments of interest. Each LYON is convertible into 38.5735 shares of the Company's common stock and was non-callable for five years. Holders converted aggregate principal amounts of $20,000, $3,654,000 and $20,974,000 of LYONs into 1,000, 141,000 and 809,000 shares of the Company's common stock during 2000, 1999 and 1998, respectively. In addition, during 2000, $2,264,000 of outstanding LYONs with a carrying value of $1,166,000 were repurchased resulting in an after tax gain of $394,000.

     In January 2000, the Company paid off the Fremont General Employee Stock Ownership Plan ("ESOP") bank loan with a maximum principal amount of $15 million that was to mature April 1, 2002. The ESOP Note Payable due 2002 was secured by certain shares of the ESOP and the interest and principal payments were guaranteed by the Company. Interest was based on, at the Company's option, the bank's prime lending rate, LIBOR plus 1%, or an applicable certificate of deposit rate.

     The carrying amounts and the estimated fair values of long-term borrowings at December 31, 2000 are summarized in the following table:

                                                    CARRYING    ESTIMATED
                                                     AMOUNT     FAIR VALUE
                                                    --------    ----------
                                                    (THOUSANDS OF DOLLARS)
Senior Notes due 2004.............................  $158,244     $ 78,568
Senior Notes due 2009.............................   214,621      100,958
LYONs.............................................     3,978        1,594
                                                    --------     --------
     Total long-term borrowings...................  $376,843     $181,120
                                                    ========     ========

     Total interest payments were $252,977,000, $231,500,000, and $151,411,000 in 2000, 1999 and 1998, respectively. These payments represent interest expense on deposits of the industrial bank, short-term debt, long-term debt (excluding LYONs) and the Preferred Securities discussed in Note K.

NOTE K -- COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
          SUBSIDIARY TRUST HOLDING SOLELY COMPANY JUNIOR SUBORDINATED DEBENTURES

     In 1996, Fremont General Financing I, a statutory business trust (the "Trust") and consolidated wholly-owned subsidiary of the Company, sold $100 million of 9% Trust Originated Preferred Securities(SM) ("the Preferred Securities") in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. Holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of 9% of the liquidation amount of $25 per Preferred Security, payable quarterly. The proceeds from the sale of the Preferred Securities were invested in 9% Junior Subordinated Debentures of the Company ("the Junior Subordinated Debentures"). The Junior Subordinated Debentures are the sole asset of the Trust.

     The Preferred Securities will be redeemed upon maturity of the Junior Subordinated Debentures in 2026, subject to the election available to the Company to extend the maturity up to 2045, and they may

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES be redeemed, in whole or in part, at any time on or after March 31, 2001 and under certain specified circumstances. The Company has the right to defer payments of interest on the Junior Subordinated Debentures, at any time, for up to 20 consecutive quarters. If interest payments on the Junior Subordinated Debentures are so deferred, distribution on the Preferred Securities will also be deferred.

     The Junior Subordinated Debentures rank pari passu with the Company's $7,589,000 remaining aggregate principal amount at maturity of LYONs due 2013, and are subordinate and junior to all senior indebtedness of the Company. (See Note J.) Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by the Company to the extent that the Trust has funds available to make such payments. Trust distributions of $9,000,000 in 2000, 1999 and 1998 were included in interest expense.

NOTE L -- STOCKHOLDERS' EQUITY AND RESTRICTIONS

     The Company is authorized to issue up to 2,000,000 shares of $.01 par value preferred stock; however, none has been issued to date.

     On December 8, 2000, the Company issued 758,000 common shares with a fair value of $3,693,000 to fund stock-based compensation programs.

     The Company has stock award plans for the benefit of certain key members of management that authorizes up to 4,686,000 shares of either stock rights or stock options to be allocable to participants. The Company awarded an aggregate of 917,500, 2,195,000 and 1,383,000 shares of restricted stock at a weighted average fair value of $5.18, $5.38 and $23.17 in 2000, 1999 and 1998, respectively. Restricted stock awards are generally amortized over 10 years. Amortization expense amounted to $11,975,000, $10,564,000 and $9,592,000 for 2000, 1999 and 1998, respectively. Unamortized amounts are reported as deferred compensation in the consolidated balance sheet.

     Options are granted at exercise prices equal to the fair value of the stock on the date of grant. Grantees vest at the rate of 25% per year beginning on the first anniversary of the grant and expire after ten years. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Because the exercise price of the options equaled the fair value of the stock on the date of the grant, no compensation expense was recognized. Pursuant to SFAS Statement No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," the pro forma basic and diluted net loss per share, calculated as if the recognition and measurements provisions of SFAS 123 had been adopted, would have been $(8.05) and $(1.05) for the years ended December 31, 2000 and 1999, respectively. For the year ended December 31, 1998, the pro forma basic and diluted earnings per share would have been $2.07 and $1.88, respectively. The pro forma effects are not likely to be representative of the effects on reported net income for future years because SFAS 123 has not been applied to options granted prior to January 1, 1995.

     The Black-Scholes option pricing method was used to value the options as of the grant date with the following assumptions: risk-free interest rate of 5.68%; expected life of 7 years; expected volatility of 23% and expected dividend yield of 1.13%.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The stock option activity is summarized in the following table:

                                                NUMBER      WEIGHTED AVERAGE
                                               OF SHARES     EXERCISE PRICE
                                               ---------    ----------------
Outstanding at January 1, 1998...............  2,202,748         $13.12
  Granted....................................   (133,318)         10.90
  Exercised..................................   (228,572)         14.08
                                               ---------         ------
Outstanding at December 31, 1998.............  1,840,858          13.16
  Granted....................................         --
  Exercised..................................    (61,880)          6.58
                                               ---------         ------
Outstanding at December 31, 1999.............  1,778,978          13.38
  Granted....................................         --             --
  Exercised..................................         --             --
                                               ---------         ------
Outstanding at January 1, 2000...............  1,778,978         $13.38
                                               =========         ======

     The exercise prices of the option shares outstanding at December 31, 2000 range from $7.16 to $14.94. The weighted average remaining contractual life is approximately four and three-fourths years for the 355,978 option shares that range from $7.16 to $7.84 per share and six years for the 1,423,000 option shares that range from $14.00 to $14.94 per share.

     The number of shares exercisable at the end of the year and related weighted average exercise prices are summarized in the following table:

                                                          DECEMBER 31,
                                                ---------------------------------
                                                  2000         1999        1998
                                                ---------    ---------    -------
Shares exercisable............................  1,421,978    1,064,978    757,482
Related weighted average exercise price.......  $   13.01    $   12.38    $ 10.80

     The portion of the consolidated stockholders' equity represented by Fremont General's investment in its subsidiaries is subject to various laws and regulations, whereby amounts available for payment of dividends may be restricted. Currently there is no retained earnings and additional paid-in capital of the property and casualty insurance companies available for dividend distribution. In December of 2000, the Company's industrial bank transferred, by way of dividend, all of its rights and obligations in one of its securitization transactions to Fremont General Credit Corporation ("FGCC"). FGCC is a wholly-owned subsidiary of Fremont. The dividend was comprised of the carrying value of the Company's residual interest in the securitized loans plus servicing advance reimbursements receivable related to the securitization transaction. In January of 2001, the Company's industrial bank transferred, via dividend, all of its rights and obligations in its two remaining securitization transactions to FGCC.

     Unrealized gains or losses on the Company's investment securities available-for-sale are included in other comprehensive income. Reclassification adjustments avoid double counting in comprehensive income items that are included in comprehensive income and net income in different periods. The reclassification adjustments for the years ended December 31, 2000, 1999 and 1998 represent net unrealized gains or losses included in accumulated other comprehensive income at the prior year end.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The components of total comprehensive income (loss) are summarized in the following table:

                                                           YEAR ENDED DECEMBER 31,
                                                      ----------------------------------
                                                        2000         1999         1998
                                                      ---------    ---------    --------
                                                            (THOUSANDS OF DOLLARS)
Net income (loss)...................................  $(506,312)   $ (65,377)   $132,964
Other comprehensive income (loss):
  Net unrealized gains (losses) on investments, net
     of tax:
     Net change in unrealized gains (losses) during
       the period, net of deferred income tax
       expense (benefit) (2000 -- $7,894,
       1999 -- $(51,656) and 1998 -- $(4,738))......     14,661      (95,931)     (8,797)
     Less: reclassification adjustments, net of tax
       (2000 -- $(1,945) 1999 -- $6,494 and
       1998 -- $2,805)..............................      3,611      (12,061)     (5,210)
                                                      ---------    ---------    --------
       Other comprehensive income (loss)............     18,272     (107,992)    (14,007)
                                                      ---------    ---------    --------
          Total comprehensive income (loss).........  $(488,040)   $(173,369)   $118,957
                                                      =========    =========    ========

NOTE M -- EMPLOYEE BENEFIT PLANS

     The Company sponsors a 401(k) Plan and an Employee Stock Ownership Plan ("ESOP") that cover substantially all employees with at least one year of service. Contribution expense for these plans amounted to $11,522,000, $11,649,000, and $10,536,000 for 2000, 1999 and 1998, respectively, of which
$5,303,000, $5,005,000 and $4,295,000 related to the ESOP. Cash contributions to the ESOP, which relate to 2000, 1999 and 1998, were $4,227,000, $3,751,000 and
$3,002,000, respectively. The contributions, which are generally discretionary, are based on total compensation of the participants.

     Until January 2000 when the Company paid off the bank loan to the ESOP, the ESOP had been leveraged. Shares that had been pledged as collateral had been reported as deferred compensation in the consolidated balance sheet. The annual contributions made by the Company to the ESOP were used to repay the loan. As the debt was repaid, shares were released from collateral and were allocated to participants based on total compensation. Dividends received by the ESOP on its pledged shares amounting to $36,000, $174,000 and $253,000 in 2000, 1999 and
1998, respectively, were also used to service these loans. Interest expense was $14,000, $187,000 and $359,000 for 2000, 1999 and 1998, respectively.

     At December 31, 2000 all 4,224,000 shares of Company stock owned by the ESOP were allocated to participants. Unearned shares acquired prior to January 1, 1993 were accounted for in accordance with the historical cost approach. Unearned shares acquired after December 31, 1992 were accounted for in accordance with the current fair value approach and were not considered outstanding for earnings per share purposes.

NOTE N -- COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in a number of legal actions arising primarily from claims made under insurance policies or in connection with previous reinsurance agreements. Those actions have been considered in establishing the Company's liabilities. Management and its legal counsel are of the opinion

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES that the settlement of those actions will not have a material effect on the Company's financial position or results of operations.

     Total rental expense for 2000, 1999 and 1998, was $18,523,000, $18,024,000,
and $16,110,000, respectively. The Company leases office facilities and certain equipment under non-cancelable operating leases, the terms of which range from one to ten years. Certain leases provide for an increase in the basic rent to compensate the lessor for increases in operating and maintenance costs. The leases also provide renewal options.

     Under present leases, rental commitments are summarized in the following table (thousands of dollars):

2001.................................................  $ 30,809
2002.................................................    27,921
2003.................................................    26,635
2004.................................................    22,027
2005.................................................    15,366
Thereafter...........................................    38,105
                                                       --------
                                                       $160,863
                                                       ========

     The Company included provisions for the impact of the costs expected to be incurred in eliminating or reducing the contractual obligations related to the closing of offices in connection with the restructuring of its workers' compensation insurance operations. (See Note B.) The Company expects that in the process of eliminating or reducing these lease obligations, that it will significantly reduce the amounts reflected as future rental commitments in the table above.

     The Company's industrial bank engages in whole loan sales, substantially all of which were residential real estate loans, and which were made without recourse, except for standard representations and warranties. Management believes that any liability related to the breach of these standard representations and warranties would not be significant.

     At December 31, 2000 and 1999, the Company's industrial bank had total loan commitments of $953 million and $653 million, respectively, substantially all of which were related to commercial real estate loans pending funding or advances under existing loan agreements.

NOTE O -- DISPOSITION AND ACQUISITIONS

     On December 20, 1999, the Company sold its commercial finance subsidiary, Fremont Financial Corporation ("FFC"), to FINOVA Capital Corporation, a subsidiary of The FINOVA Group, Inc. The selling price was approximately $708 million in cash and assumption of existing debt. The sale resulted in a $10.3 million gain before taxes that is included in other revenue in the Company's consolidated statement of operations for the year ended December 31, 1999. At the date of sale, FFC had $701 million of assets, year-to-date revenues of $82.1 million and $9.0 million of income before taxes. The operating results of FFC were consolidated until the date of sale.

     On September 1, 1998, the Company acquired UNICARE Specialty Services, Inc., ("Unicare") the workers' compensation insurance subsidiary of WellPoint Health Networks Inc., for $110 million in

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES cash. At acquisition date, Unicare's assets approximated $424 million, including $348 million in investment securities. Liabilities assumed approximated $333 million, including $293 million of loss reserves. The purchase price included $19 million of costs in excess of net assets acquired that is being amortized over 25 years. None of the goodwill or other intangibles written-off in 2000 were related to the Unicare acquisition. Unicare's operating results are included in the Company's consolidated statement of operations from the date of acquisition.

NOTE P -- DISCONTINUED OPERATIONS

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

     A statement of financial condition of the discontinued operations is summarized in the following table:

                                                                 DECEMBER 31,
                                                            ----------------------
                                                              2000         1999
                                                            ---------    ---------
                                                            (THOUSANDS OF DOLLARS)
Assets
  Cash and invested assets, at amortized cost.............  $146,491     $177,911
  Reinsurance recoverables................................    31,967       49,667
  Other assets............................................    25,333       21,945
                                                            --------     --------
          Total...........................................  $203,791     $249,523
                                                            ========     ========
Liabilities
  Reserves for loss and loss adjustment expenses..........  $133,235     $175,500
  Deferred income taxes...................................    31,276       32,846
  Reinsurance payable and funds withheld..................     6,227        7,483
  Other liabilities.......................................     8,054          180
                                                            --------     --------
          Total...........................................  $178,792     $216,009
                                                            ========     ========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     The amortized cost and fair value of cash and invested assets of the discontinued operations as of December 31, 2000 are summarized in the following table:

                                                 AMORTIZED COST    FAIR VALUE
                                                 --------------    ----------
                                                    (THOUSANDS OF DOLLARS)
Fixed maturities...............................     $ 87,030        $ 80,373
Non-redeemable preferred stock.................       46,195          44,081
Cash and other invested assets.................       13,266          13,266
                                                    --------        --------
     Cash and invested assets..................     $146,491        $137,720
                                                    ========        ========

     The average maturity of the fixed income portfolio was 7.89 years at December 31, 2000. The quality mix of the fixed maturity portfolio as of December 31, 2000 is summarized in the following table:

AAA.......................................................   16%
AA........................................................   15
A.........................................................   22
BBB.......................................................   28
BB........................................................    9
B.........................................................   10
                                                            ---
                                                            100%
                                                            ===

     At December 31, 2000, all investments included in discontinued operations were current with respect to principal and interest. It is the Company's belief that the carrying value of the investments will be fully realized.

NOTE Q -- OPERATIONS BY REPORTABLE SEGMENT

     The Company's businesses are managed within two reportable segments: financial services and property and casualty insurance. Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that the Company does not allocate to its segments.

     The following data for the years ended December 31, 2000, 1999 and 1998 provide certain information necessary for reportable segment disclosure, as well as a reconciliation to total consolidated financial information. For both the financial services and property and casualty insurance segments,

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES interest revenue is reported net of interest expense. This net interest revenue is used to assess segment performance.

                                                      YEAR ENDED DECEMBER 31,
                                                ------------------------------------
                                                   2000         1999         1998
                                                ----------   ----------   ----------
                                                       (THOUSANDS OF DOLLARS)
REVENUES
Financial services............................  $  420,987   $  411,575   $  297,469
Property and casualty insurance...............   1,151,596      984,573      729,728
Unallocated corporate.........................       4,589        1,462        1,983
                                                ----------   ----------   ----------
          Total...............................   1,577,172    1,397,610    1,029,180
Intersegment:
  Property and casualty insurance.............          --        1,108        1,227
  Unallocated corporate.......................      14,914       42,774       36,073
                                                ----------   ----------   ----------
                                                    14,914       43,882       37,300
                                                ----------   ----------   ----------
          Total revenue.......................   1,592,086    1,441,492    1,066,480
Reconciling items: intersegment revenues......     (14,914)     (43,882)     (37,300)
                                                ----------   ----------   ----------
          Total consolidated..................  $1,577,172   $1,397,610   $1,029,180
                                                ==========   ==========   ==========
INCOME (LOSS) BEFORE INCOME TAXES
Financial services............................  $  102,173   $   79,874   $   55,506
Property and casualty insurance...............    (748,535)    (116,178)     169,235
Unallocated corporate.........................     (46,218)     (25,824)     (23,751)
                                                ----------   ----------   ----------
          Total...............................    (692,580)     (62,128)     200,990
Reconciling items -- intercompany dividends...        (278)      (4,156)      (4,278)
                                                ----------   ----------   ----------
          Total consolidated..................  $ (692,858)  $  (66,284)  $  196,712
                                                ==========   ==========   ==========
INTEREST REVENUE, NET OF INTEREST EXPENSE
Financial services............................  $  180,317   $  170,877   $  118,878
Property and casualty insurance...............     131,190      130,052      151,357
Unallocated corporate.........................     (32,994)      (6,480)       1,545
                                                ----------   ----------   ----------
          Total...............................     278,513      294,449      271,780
Reconciling items:
  Intersegment elimination....................       3,279        4,844        3,721
                                                ----------   ----------   ----------
          Total consolidated..................  $  281,792   $  299,293   $  275,501
                                                ==========   ==========   ==========
AMORTIZATION AND DEPRECIATION EXPENSE
Financial services............................  $    6,416   $    9,455   $    6,993
Property and casualty insurance...............      29,092       26,593       25,540
Unallocated corporate                               10,389        8,159        7,785
                                                ----------   ----------   ----------
          Total consolidated..................  $   45,897   $   44,207   $   40,318
                                                ==========   ==========   ==========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                                               2000          1999          1998
                                            ----------    ----------    ----------
                                                    (THOUSANDS OF DOLLARS)
SEGMENT ASSETS
Financial services........................  $4,298,454    $3,805,135    $3,258,522
Property and casualty insurance...........   3,596,708     3,823,649     3,891,227
Unallocated corporate.....................      65,105       175,213        40,627
                                            ----------    ----------    ----------
Total consolidated........................   7,960,267     7,803,997     7,190,376
Reconciling items:
  Assets held for discontinued
     operations...........................     203,791       249,523       243,578
                                            ----------    ----------    ----------
                                            $8,164,058    $8,053,520    $7,433,954
                                            ==========    ==========    ==========

NOTE R -- EARNINGS PER SHARE

     Earnings per share have been computed based on the weighted average number of shares. The following table sets forth the computation of basic and diluted earnings per share:

                                                  2000           1999          1998
                                               -----------    ----------    ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (loss) from continuing operations
  (numerator for basic earnings per share)...   $(518,730)     $(40,377)     $132,964
Effect of dilutive securities:
  LYONs......................................          --            --           327
                                                ---------      --------      --------
Income (loss) from continuing operations
  available to common stockholders after
  assumed conversions (numerator for diluted
  earnings per share)........................   $(518,730)     $(40,377)     $133,291
                                                =========      ========      ========
Weighted-average shares (denominator for
  basic earnings per share)..................      63,052        63,650        63,529
Effect of dilutive securities:
  Restricted stock...........................          --            --         4,729
  Stock options..............................          --            --           917
  LYONs......................................          --            --           907
                                                ---------      --------      --------
Dilutive potential common shares.............          --            --         6,553
Adjusted weighted-average shares and assumed
  conversions (denominator for diluted
  earnings per share)........................      63,052        63,650        70,082
                                                =========      ========      ========
Basic earnings per share from continuing
  operations.................................   $   (8.23)     $  (0.64)     $   2.09
                                                =========      ========      ========
Diluted earnings per share from continuing
  operations.................................   $   (8.23)     $  (0.64)     $   1.90
                                                =========      ========      ========

     For additional disclosures regarding the LYONs, the stock options and restricted stock see Notes J and L, respectively.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

     For the years ended December 31, 2000 and 1999, dilutive securities of 6,048,000 and 5,103,000 respectively, were not included in dilutive weighted average shares outstanding because the effects would have been antidilutive.

NOTE S -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                       THREE MONTH PERIODS ENDED
                                        -------------------------------------------------------
                                        MARCH 31,    JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                                        ---------    ---------    -------------    ------------
                                             (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
2000
Revenues..............................  $392,637     $ 428,334      $390,392        $ 365,809
Income (loss) from continuing
  operations..........................     9,484      (270,318)        6,272         (264,168)
Net income (loss).....................     9,484      (268,073)       10,936         (258,659)
Income (loss) from continuing
  operations per share:
  Basic...............................      0.15         (4.29)         0.10            (4.14)
  Diluted.............................      0.14         (4.29)         0.09            (4.14)
Net income (loss) per share:
  Basic...............................      0.15         (4.26)         0.17            (4.06)
  Diluted.............................      0.14         (4.26)         0.16            (4.06)
1999
Revenues..............................  $298,779     $ 336,111      $349,726        $ 412,994
Income (loss) from continuing
  operations..........................    34,311        34,975       (60,913)         (48,750)
Net income (loss).....................    34,311        34,975       (85,913)         (48,750)
Income (loss) from continuing
  operations per share:
  Basic...............................      0.51          0.52         (0.92)           (0.80)
  Diluted.............................      0.49          0.50         (0.92)           (0.80)
Net Income (loss) per share:
  Basic...............................      0.51          0.52         (1.30)           (0.80)
  Diluted.............................      0.49          0.50         (1.30)           (0.80)

     The loss from continuing operations in the quarter ended June 30, 2000 was predominately the result of increases in the Company's gross liability for loss and LAE totaling $450 million under workers' compensation insurance policies effective in or prior to 1999. (See Note E.)

     The quarter ended December 31, 2000 includes $267.8 million of charges related to the Company's restructuring of its workers' compensation insurance operation in addition to $44.1 million of other non-recurring charges. (See Note B.)

     The loss from continuing operations in the quarter ended September 30, 1999 was due primarily to a deterioration in the Company's reserves for workers' compensation net incurred loss and LAE. Additionally, the net loss in the quarter ended September 30, 1999 is higher than the loss from continuing operations due to the Company's recognition of a net loss from discontinued operations of

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

$25 million. The net loss from discontinued operations resulted primarily from a deterioration in the Company's estimated reserves for asbestos and environmental claims. (See Notes E and P.)

     The quarter ended December 31, 1999 includes a charge of $75 million before taxes associated with a settlement agreement reached February 28, 2000 with Reliance Insurance Company under a workers' compensation reinsurance contract that was in effect from January 1, 1998 through December 31, 1999. There was also an additional recognition of a deterioration in the reserves for net incurred loss and LAE related to the Company's workers' compensation insurance operation. (See Notes E and F.)

                  FREMONT GENERAL CORPORATION (PARENT COMPANY)

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                               (THOUSANDS OF DOLLARS)
Cash........................................................  $      784    $    1,118
Notes receivable from subsidiaries*.........................          --       424,880
Investment in subsidiaries*.................................     700,667       720,476
Short-term investments......................................      67,233       107,023
Other receivables from subsidiaries*........................       1,805         6,895
Deferred income taxes.......................................     395,414       243,645
Other assets................................................      32,549        44,921
                                                              ----------    ----------
          Total Assets......................................  $1,198,452    $1,548,958
                                                              ==========    ==========

                                     LIABILITIES

Accrued expenses and other liabilities......................  $   44,504    $   55,752
Amounts due to subsidiaries*................................     429,113       229,827
Notes payable to subsidiary*................................     103,093       103,093
Long-term debt..............................................     376,843       429,185
                                                              ----------    ----------
          Total Liabilities.................................     953,553       817,857
Commitments and contingencies
Stockholders' Equity
Preferred Stock, par value $.01 -- authorized 2,000,000
  shares; none issued.......................................
Common Stock, par value $1 per share -- Authorized:
  150,000,000
  Issued and outstanding: (2000 -- 70,732,000 and
     1999 -- 70,039,000)....................................      70,732        70,039
Additional paid-in capital..................................     280,764       285,922
Retained earnings...........................................      10,677       533,523
Deferred compensation.......................................     (66,456)      (89,293)
Accumulated other comprehensive loss........................     (50,818)      (69,090)
                                                              ----------    ----------
          Total Stockholders' Equity........................     244,899       731,101
                                                              ----------    ----------
          Total Liabilities and Stockholders' Equity........  $1,198,452    $1,548,958
                                                              ==========    ==========

---------------
* Eliminated in consolidation

                  See notes to condensed financial statements.

                  FREMONT GENERAL CORPORATION (PARENT COMPANY)

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                           -------------------------------
                                                             2000        1999       1998
                                                           ---------   --------   --------
                                                               (THOUSANDS OF DOLLARS)
Revenues
Interest income from subsidiaries*.......................  $   5,357   $ 29,340   $ 22,517
Dividends from consolidated subsidiaries*................        278      4,156      4,278
Net investment income....................................      4,575      1,450      1,836
Realized investment gains................................         --         --          8
Other income*............................................     12,018      9,012      8,139
                                                           ---------   --------   --------
          Total Revenues.................................     22,228     43,958     36,778
Expenses
Interest expense.........................................     34,445     32,427     18,086
Interest on notes payable to subsidiary*.................      9,278      9,278      9,278
General and administrative...............................     25,001     29,473     33,770
                                                           ---------   --------   --------
          Total Expenses.................................     68,724     71,178     61,134
                                                           ---------   --------   --------
                                                             (46,496)   (27,220)   (24,356)
Income tax benefit.......................................    (15,687)   (11,282)   (13,694)
                                                           ---------   --------   --------
Loss before equity in undistributed income (loss) of
  subsidiary companies, extraordinary gains on
  extinguishment of debt and discontinued operations.....    (30,809)   (15,938)   (10,662)
Equity in undistributed income (loss) of subsidiary
  companies..............................................   (487,921)   (24,439)   143,626
                                                           ---------   --------   --------
Net income (loss) from continuing operations.............   (518,730)   (40,377)   132,964
Extraordinary gains on extinguishment of debt............     12,418         --         --
Discontinued operations..................................         --    (25,000)        --
                                                           ---------   --------   --------
          Net Income (Loss)..............................  $(506,312)  $(65,377)  $132,964
                                                           =========   ========   ========

---------------

* Eliminated in consolidation

                  See notes to condensed financial statements.

                  FREMONT GENERAL CORPORATION (PARENT COMPANY)

           SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                         ---------------------------------
                                                           2000        1999        1998
                                                         ---------   ---------   ---------
                                                              (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Net income (loss) from continuing operations...........  $(518,730)  $ (40,377)  $ 132,964
  Adjustments to reconcile net income (loss) from
     continuing operations to net cash provided by
     operating activities:
     Equity in undistributed (income) loss from
       continuing operations of subsidiaries...........    487,921      24,439    (143,626)
     Change in accrued investment income...............        (17)         (4)          2
     Change in amounts due to or from subsidiaries.....    214,215      37,322     (18,051)
     Deferred income tax (benefit) expense.............   (161,606)    (29,028)     33,583
     Provision for depreciation and amortization.......     10,389       8,159       7,562
     Realized investment gains.........................         --          --          (8)
     Change in other assets and liabilities............     (8,022)      2,148       1,005
                                                         ---------   ---------   ---------
          Net Cash Provided by Continuing Operations...     24,150       2,659      13,431
  Effect of discontinued operations....................    (25,000)     (9,745)      3,252
                                                         ---------   ---------   ---------
          Net Cash Provided by (Used in) Operating
            Activities.................................       (850)     (7,086)     16,683
INVESTING ACTIVITIES
  Purchases of fixed maturity investments..............         --          --     (44,653)
  Sales of fixed maturity investments..................         --          --          --
  Fixed maturity investments matured or called.........         --          --      44,884
  Decrease (increase) in short-term and other
     investments.......................................     39,790     (88,129)     (3,476)
  Net decrease (increase) in credit lines with
     subsidiaries......................................      1,435     (79,348)    (43,924)
  Purchase of and additional investments in
     subsidiaries......................................     (6,820)         --         (32)
  Distribution from subsidiary.........................         --     124,341          --
  Purchase of property and equipment...................        (29)       (759)     (1,917)
                                                         ---------   ---------   ---------
          Net Cash Provided by (Used in) Investing
            Activities.................................     34,376     (43,895)    (49,118)
FINANCING ACTIVITIES
  Repayment of short-term debt.........................         --        (717)       (800)
  Proceeds from long-term debt.........................         --     497,237     100,000
  Repayment of long-term debt..........................    (24,844)   (379,285)    (41,228)
  Dividends paid.......................................    (19,337)    (21,704)    (20,476)
  Stock options exercised..............................         --         407       1,453
  Decrease (increase) in deferred compensation plans...     10,321     (43,986)     (7,256)
                                                         ---------   ---------   ---------
          Net Cash Provided by (Used in) Financing
            Activities.................................    (33,860)     51,952      31,693
                                                         ---------   ---------   ---------
          Increase (Decrease) in Cash..................       (334)        971        (742)
  Cash at beginning of year............................      1,118         147         889
                                                         ---------   ---------   ---------
          Cash at end of year..........................  $     784   $   1,118   $     147
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

NOTE 2 -- SALE OF SUBSIDIARY

     In connection with the December 1999 sale of FFC by a subsidiary, the parent company received a distribution of $124 million from that subsidiary. See Note O of Notes to Consolidated Financial Statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

                                                             DECEMBER 31,                      YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------   -----------------------
                COLUMN A                   COLUMN B       COLUMN C     COLUMN D    COLUMN E     COLUMN F     COLUMN G
----------------------------------------  -----------   ------------   --------   ----------   ----------   ----------
                                                          RESERVES
                                           DEFERRED     FOR CLAIMS,
                                            POLICY      BENEFITS AND              DIVIDENDS                    NET
                                          ACQUISITION    SETTLEMENT    UNEARNED   TO POLICY-    PREMIUM     INVESTMENT
                SEGMENT                      COSTS        EXPENSES     PREMIUMS    HOLDERS      REVENUE       INCOME
----------------------------------------  -----------   ------------   --------   ----------   ----------   ----------
                                                                     (THOUSANDS OF DOLLARS)
2000
  Life insurance........................    $   150      $   91,024    $    --     $    --     $      853    $  2,293
  Property and casualty insurance.......      9,341       2,808,433    214,045      33,497      1,016,086     135,178
                                            -------      ----------    --------    -------     ----------    --------
                                            $ 9,491      $2,899,457    $214,045    $33,497     $1,016,939    $137,471
                                            =======      ==========    ========    =======     ==========    ========
1999
  Life insurance........................    $   250      $  118,390    $    --     $    --     $      912    $    517
  Property and casualty insurance.......     58,948       2,434,757    218,868      20,144        831,005     157,700
                                            -------      ----------    --------    -------     ----------    --------
                                            $59,198      $2,553,147    $218,868    $20,144     $  831,917    $158,217
                                            =======      ==========    ========    =======     ==========    ========
1998
  Life insurance........................    $   350      $  136,973    $    --     $    --     $      453    $    713
  Property and casualty insurance.......     44,646       2,298,118    184,116      16,162        552,078     178,263
                                            -------      ----------    --------    -------     ----------    --------
                                            $44,996      $2,435,091    $184,116    $16,162     $  552,531    $178,976
                                            =======      ==========    ========    =======     ==========    ========

                                                     YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------
                COLUMN A                    COLUMN H       COLUMN I     COLUMN J    COLUMN K
----------------------------------------  ------------   ------------   ---------   --------
                                                         AMORTIZATION
                                            CLAIMS,      OF DEFERRED
                                          BENEFITS AND      POLICY        OTHER       NET
                                           SETTLEMENT    ACQUISITION    OPERATING   PREMIUMS
                SEGMENT                     EXPENSES        COSTS       EXPENSES    WRITTEN
----------------------------------------  ------------   ------------   ---------   --------
                                                        (THOUSANDS OF DOLLARS)
2000
  Life insurance........................   $       --      $     --      $ 7,056    $    N/A
  Property and casualty insurance.......    1,262,000       208,239       51,166     966,079
                                           ----------      --------      -------    --------
                                           $1,262,000      $208,239      $58,222    $966,079
                                           ==========      ========      =======    ========
1999
  Life insurance........................   $       --      $     --      $ 6,116    $    N/A
  Property and casualty insurance.......      770,523       191,923       52,531     897,633
                                           ----------      --------      -------    --------
                                           $  770,523      $191,923      $58,647    $897,633
                                           ==========      ========      =======    ========
1998
  Life insurance........................   $       --      $     --      $ 1,314    $    N/A
  Property and casualty insurance.......      335,450       123,393       58,146     571,676
                                           ----------      --------      -------    --------
                                           $  335,450      $123,393      $59,460    $571,676
                                           ==========      ========      =======    ========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                           SCHEDULE IV -- REINSURANCE

              COLUMN A                 COLUMN B    COLUMN C    COLUMN D     COLUMN E     COLUMN F
------------------------------------  ----------   ---------   ---------   ----------   ----------
                                                                ASSUMED                 PERCENTAGE
                                                   CEDED TO      FROM                   OF AMOUNT
                                        GROSS        OTHER       OTHER        NET        ASSUMED
                                        AMOUNT     COMPANIES   COMPANIES     AMOUNT       TO NET
                                      ----------   ---------   ---------   ----------   ----------
                                                (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)
YEAR ENDED DECEMBER 31, 2000
Life insurance inforce*.............  $   85,870   $ 55,305     $    --    $   30,565       0%
                                      ==========   ========     =======    ==========
Premium Revenue
  Life insurance premiums...........  $    2,605   $  1,752     $    --    $      853       0%
  Property and casualty insurance...   1,128,755    129,041      16,372     1,016,086       2%
                                      ----------   --------     -------    ----------
                                      $1,131,360   $130,793     $16,372    $1,016,939
                                      ==========   ========     =======    ==========
YEAR ENDED DECEMBER 31, 1999
Life insurance inforce*.............  $   96,748   $ 64,902     $    --    $   31,846       0%
                                      ==========   ========     =======    ==========
Premium Revenue
  Life insurance premiums...........  $    1,992   $  1,080     $    --    $      912       0%
  Property and casualty insurance...   1,084,454    263,090       9,641       831,005       1%
                                      ----------   --------     -------    ----------
                                      $1,086,446   $264,170     $ 9,641    $  831,917
                                      ==========   ========     =======    ==========
YEAR ENDED DECEMBER 31, 1998
Life insurance inforce*.............  $  107,094   $ 69,054     $    --    $   38,040       0%
                                      ==========   ========     =======    ==========
Premium Revenue
  Life insurance premiums...........  $      986   $    533     $    --    $      453       0%
  Property and casualty insurance...     717,021    177,983      13,040       552,078       2%
                                      ----------   --------     -------    ----------
                                      $  718,007   $178,516     $13,040    $  552,531
                                      ==========   ========     =======    ==========

---------------
* Balance at end of year.

  Intercompany transactions have been eliminated.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                SCHEDULE V -- VALUATION AND QUALIFYING ACCOUNTS

            COLUMN A               COLUMN B             COLUMN C               COLUMN D      COLUMN E
--------------------------------  ----------   ---------------------------    ----------    ----------
                                                        ADDITIONS
                                               ---------------------------
                                  BALANCE AT   CHARGED TO     CHARGED TO                    BALANCE AT
                                  BEGINNING    COSTS AND    OTHER ACCOUNTS    DEDUCTIONS       END
          DESCRIPTION             OF PERIOD     EXPENSES       DESCRIBE        DESCRIBE     OF PERIOD
--------------------------------  ----------   ----------   --------------    ----------    ----------
                                                         (THOUSANDS OF DOLLARS)
YEAR ENDED DECEMBER 31, 2000
  Deducted from asset accounts:
     Allowance for loan
       losses...................   $56,494      $17,526       $      --        $   6,421(1)  $67,599
     Premiums receivable and
       agents' balances and
       reinsurance
       recoverable..............    16,243       12,650              --             (770)     29,663
                                   -------      -------       ---------        ---------     -------
          Totals................   $72,737      $30,176       $      --        $   5,651     $97,262
                                   =======      =======       =========        =========     =======
YEAR ENDED DECEMBER 31, 1999
  Deducted from asset accounts:
     Allowance for loan
       losses...................   $56,346      $25,470       $ (14,265)(2)    $  11,057(1)  $56,494
     Premiums receivable and
       agents' balances and
       reinsurance
       recoverable..............    14,660        1,834              --              251      16,243
                                   -------      -------       ---------        ---------     -------
          Totals................   $71,006      $27,304       $ (14,265)       $  11,308     $72,737
                                   =======      =======       =========        =========     =======
YEAR ENDED DECEMBER 31, 1998
  Deducted from asset accounts:
     Allowance for loan
       losses...................   $44,402      $11,059       $   3,465(2)     $   2,580(1)  $56,346
     Premiums receivable and
       agents' balances and
       reinsurance
       recoverable..............    17,052       (2,392)             --               --      14,660
                                   -------      -------       ---------        ---------     -------
          Totals................   $61,454      $ 8,667       $   3,465        $   2,580     $71,006
                                   =======      =======       =========        =========     =======

---------------

(1) Uncollectible accounts written off, net of recoveries and reclassifications.

(2) Reserves (sold) established with company and portfolio (dispositions) acquisitions.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

      SCHEDULE VI -- SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY
                              INSURANCE OPERATIONS

                                                  DECEMBER 31,                               YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------   ---------------------------------------------
           COLUMN A               COLUMN B      COLUMN C    COLUMN D   COLUMN E    COLUMN F     COLUMN G         COLUMN H
-------------------------------  -----------   ----------   --------   --------   ----------   ----------   -------------------
                                                                                                             CLAIMS AND CLAIM
                                                                                                                ADJUSTMENT
                                                RESERVES                                                     EXPENSES INCURRED
                                               FOR UNPAID   DISCOUNT                                            RELATED TO
                                  DEFERRED       CLAIMS      IF ANY                                         -------------------
                                   POLICY      AND CLAIM    DEDUCTED                              NET         (1)        (2)
       AFFILIATION WITH          ACQUISITION   ADJUSTMENT      IN      UNEARNED     EARNED     INVESTMENT   CURRENT     PRIOR
          REGISTRANT                COSTS       EXPENSES    COLUMN C   PREMIUMS    PREMIUMS      INCOME       YEAR      YEARS
-------------------------------  -----------   ----------   --------   --------   ----------   ----------   --------   --------
                                                                     (THOUSANDS OF DOLLARS)
Fremont Compensation Insurance
Group and Consolidated
Subsidiaries
  2000.........................    $ 9,341     $2,808,433   $    --    $214,045   $1,016,086    $135,178    $893,290   $368,710
  1999.........................    $58,948     $2,434,757   $25,742    $218,868   $  831,005    $157,700    $677,756   $ 92,767
  1998.........................    $44,646     $2,298,118   $25,908    $184,116   $  552,078    $178,263    $348,897   $(13,447)

                                        YEAR ENDED DECEMBER 31,
                                 -------------------------------------
           COLUMN A               COLUMN I      COLUMN J     COLUMN K
-------------------------------  -----------   ----------   ----------

                                  AMORTIZA-
                                   TION OF        PAID
                                  DEFERRED       CLAIMS
                                   POLICY      AND CLAIM       NET
       AFFILIATION WITH          ACQUISITION   ADJUSTMENT    PREMIUMS
          REGISTRANT                COSTS       EXPENSES     WRITTEN
-------------------------------  -----------   ----------   ----------
                                  (THOUSANDS OF DOLLARS)
Fremont Compensation Insurance
Group and Consolidated
Subsidiaries
  2000.........................   $208,239      $847,251    $  966,079
  1999.........................   $191,923      $872,359    $  897,633
  1998.........................   $123,393      $835,374    $  571,676

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2001.

                                         FREMONT GENERAL CORPORATION

                                         By:       /s/ PATRICK E. LAMB
                                            ------------------------------------
                                            Title: Vice President, Finance
                                                (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                     SIGNATURE                                   TITLE                   DATE
                     ---------                                   -----                   ----
               /s/ JAMES A. MCINTYRE                   Chairman of the Board and    March 30, 2001
---------------------------------------------------     Chief Executive Officer
                 James A. McIntyre                   (Principal Executive Officer)

               /s/ LOUIS J. RAMPINO                   President, Chief Operating    March 30, 2001
---------------------------------------------------      Officer and Director
                 Louis J. Rampino

                /s/ WAYNE R. BAILEY                    Executive Vice President,    March 30, 2001
---------------------------------------------------   Treasurer, Chief Financial
                  Wayne R. Bailey                        Officer and Director
                                                     (Principal Financial Officer)

                /s/ PATRICK E. LAMB                     Vice President, Finance     March 30, 2001
---------------------------------------------------      (Principal Accounting
                  Patrick E. Lamb                              Officer)

              /s/ DAVID W. MORRISROE                           Director             March 30, 2001
---------------------------------------------------
                David W. Morrisroe

               /s/ DICKINSON C. ROSS                           Director             March 30, 2001
---------------------------------------------------
                 Dickinson C. Ross

                                                               Director             March 30, 2001
---------------------------------------------------
                  Thomas W. Hayes