Form 10-Q
period 2001-03-31
FREMONT GENERAL CORP
filed 2001-05-15
CIK 38984

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                              Shares Outstanding
           Class                                                April 30, 2001
Common Stock, $1.00 par value                                      70,660,065


--------------------------------------------------------------------------------

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - Financial Information


                                                                            Page
                                                                             No.

Item    1.   Financial Statements

             Consolidated Balance Sheets
               March 31, 2001 and December 31, 2000 ......................     3

             Consolidated Statements of Operations
               Three Months Ended March 31, 2001 and 2000 ................     4

             Consolidated Statements of Cash Flows
               Three Months Ended March 31, 2001 and 2000 ................     5

             Notes to Consolidated Financial Statements on Form 10-Q .....     6

Item    2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................    10

Item    3.   Quantitative and Qualitative Disclosure About Market Risk ...    20


                           PART II - Other Information


Items 1-5.   Not applicable

Item    6.   Exhibits and Reports on Form 8-K ............................    21

Signatures ...............................................................    25

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  MARCH 31,     DECEMBER 31,
                                                                                    2001            2000
                                                                                -----------     -----------
                                                                                (UNAUDITED)
                                                                                   (THOUSANDS OF DOLLARS)

ASSETS
Investment securities available for sale at fair value:
  Fixed maturity investments (cost: 2001-$955,289
    2000-$925,727)     .....................................................    $   945,170     $   890,075
  Non-redeemable preferred stock (cost: 2001-$276,809
    2000-$276,809)       ...................................................        237,433         234,280
                                                                                -----------     -----------
       TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE ......................      1,182,603       1,124,355
Loans receivable, net of unearned income and allowance
  for loan losses ..........................................................      3,582,377       3,403,256
Short-term investments .....................................................        689,177         843,434
Loans held for sale ........................................................        377,070         298,568
Residual interests in securitized loans at fair value ......................         51,236          52,061
Other investments ..........................................................         11,283          11,110
                                                                                -----------     -----------
        TOTAL INVESTMENTS AND LOANS ........................................      5,893,746       5,732,784

Cash .......................................................................         52,848         198,099
Accrued investment income ..................................................         37,361          40,638
Premiums receivable and agents' balances ...................................        280,743         364,618
Reinsurance recoverable on paid losses .....................................         57,434          43,460
Reinsurance recoverable on unpaid losses ...................................        942,064         975,404
Deferred policy acquisition costs ..........................................          7,940           9,491
Costs in excess of net assets acquired .....................................         18,394          21,660
Deferred income taxes ......................................................        379,564         395,414
Other assets ...............................................................        154,451         178,699
Assets held for discontinued operations ....................................        193,758         203,791
                                                                                -----------     -----------
        TOTAL ASSETS .......................................................    $ 8,018,303     $ 8,164,058
                                                                                ===========     ===========


LIABILITIES
Claims and policy liabilities:
  Losses and loss adjustment expenses ......................................    $ 2,646,296     $ 2,808,433
  Life insurance benefits and liabilities ..................................         86,572          91,024
  Unearned premiums ........................................................        148,841         214,045
  Dividends to policyholders ...............................................         35,164          33,497
                                                                                -----------     -----------
        TOTAL CLAIMS AND POLICY LIABILITIES ................................      2,916,873       3,146,999

Reinsurance premiums payable and funds withheld ............................          7,199          13,149
Other liabilities ..........................................................        208,393         254,165
Deposits ...................................................................      3,915,599       3,849,211
Short-term debt ............................................................         62,000               -
Long-term debt .............................................................        359,796         376,843
Liabilities of discontinued operations .....................................        168,759         178,792
                                                                                -----------     -----------
        TOTAL LIABILITIES ..................................................      7,638,619       7,819,159

Company-obligated mandatorily redeemable preferred
  securities of subsidiary Trust holding solely
  Company junior subordinated debentures ...................................        100,000         100,000

Stockholders' Equity
Common Stock, par value $1 per share - Authorized: 150,000,000 shares;
  issued and outstanding: (2001-70,667,000 and 2000-70,732,000) ............         70,667          70,732
Additional paid-in capital .................................................        280,002         280,764
Retained earnings ..........................................................         23,752          10,677
Deferred compensation ......................................................        (62,565)        (66,456)
Accumulated other comprehensive loss .......................................        (32,172)        (50,818)
                                                                                -----------     -----------
        TOTAL STOCKHOLDERS' EQUITY .........................................        279,684         244,899
                                                                                -----------     -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................    $ 8,018,303     $ 8,164,058
                                                                                ===========     ===========



          See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                -----------------------
                                                                                   2001          2000
                                                                                ---------     ---------
                                                                                (THOUSANDS OF DOLLARS)

REVENUES
Property and casualty insurance net premiums earned .........................   $ 118,688     $ 259,110
Interest and fee income on loans receivable .................................      99,013        87,335
Net investment income .......................................................      34,224        41,449
Realized investment gains (losses) ..........................................       1,334          (211)
Other revenue ...............................................................      10,872         4,954
                                                                                ---------     ---------
        TOTAL REVENUES ......................................................     264,131       392,637

EXPENSES
Losses and loss adjustment expenses .........................................     100,212       204,362
Policy acquisition costs ....................................................      20,369        58,110
Provision for loan losses ...................................................       5,737         2,033
Other operating costs and expenses ..........................................      48,007        48,072
Dividends to policyholders ..................................................       1,967         6,348
Interest expense ............................................................      69,396        60,164
                                                                                ---------     ---------
        TOTAL EXPENSES ......................................................     245,688       379,089
                                                                                ---------     ---------

Income before taxes .........................................................      18,443        13,548
Income tax expense ..........................................................       6,361         4,064
                                                                                ---------     ---------

Net income from continuing operations .......................................      12,082         9,484
Extraordinary gain on extinguishment of debt, net of tax ....................       2,436             -
                                                                                ---------     ---------

NET INCOME ..................................................................   $  14,518     $   9,484
                                                                                =========     =========


PER SHARE DATA
Basic:
  Net income from continuing operations .....................................   $    0.19     $    0.15
  Extraordinary gain on extinguishment of debt ..............................        0.04             -
                                                                                ---------     ---------

  Net income ................................................................   $    0.23     $    0.15
                                                                                =========     =========

Diluted:
  Net income from continuing operations .....................................   $    0.17     $    0.14
  Extraordinary gain on extinguishment of debt ..............................        0.04             -
                                                                                ---------     ---------
  Net income ................................................................   $    0.21     $    0.14
                                                                                =========     =========

Cash dividends ..............................................................   $    0.02        $ 0.08

Weighted average shares (in thousands):
  Basic .....................................................................      64,288        62,120
  Diluted ...................................................................      70,039        68,072


           See notes to consolidated financial statements on Form 10-Q

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                   2001            2000
                                                                                ----------      ----------
                                                                                  (THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES
Net income from continuing operations .......................................   $   12,082      $    9,484
Adjustments to reconcile net income from continuing
  operations to net cash provided by (used in) operating activities:
    Change in premiums receivable and agents' balances
      and reinsurance recoverable on paid losses ............................       69,901         (23,230)
    Change in accrued investment income .....................................        3,277           5,035
    Change in claims and policy liabilities .................................     (190,747)        111,704
    Amortization of policy acquisition costs ................................       20,369          58,110
    Policy acquisition costs deferred .......................................      (18,818)        (61,112)
    Net change in residual interests in securitized loans ...................          825             729
    Deferred income tax expense .............................................        5,810          14,721
    Provision for loan losses ...............................................        5,737           2,033
    Depreciation and amortization ...........................................        6,307          10,836
    Net amortization on fixed maturity investments ..........................       (6,220)           (684)
    Realized investment (gains) losses ......................................       (1,334)            211
    Change in other assets and liabilities ..................................      (26,418)        (79,913)
                                                                                ----------      ----------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .................     (119,229)         47,924

INVESTING ACTIVITIES
Investment securities available for sale:
  Purchases .................................................................     (144,582)        (45,962)
  Sales .....................................................................      109,344          28,407
  Maturities or calls .......................................................       13,230           9,279
Decrease in short-term and other investments ................................      154,084          47,095
Loan originations and bulk purchases funded .................................     (964,962)       (821,989)
Receipts from repayments of loans and bulk sales of loans ...................      701,602         739,269
Purchase of property and equipment ..........................................       (1,782)         (5,130)
                                                                                ----------      ----------
        NET CASH USED IN INVESTING ACTIVITIES ...............................     (133,066)        (49,031)

FINANCING ACTIVITIES
Proceeds from short-term debt ...............................................       62,000          18,000
Repayments of long-term debt ................................................      (13,331)         (3,720)
Net increase in deposits ....................................................       66,388         110,821
Annuity contract receipts ...................................................            8              55
Annuity contract withdrawals ................................................       (6,047)        (11,585)
Dividends paid ..............................................................       (2,830)         (5,465)
Decrease in deferred compensation plans .....................................          856           1,792
                                                                                ----------      ----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES ...........................      107,044         109,898
                                                                                ----------      ----------

INCREASE (DECREASE) IN CASH .................................................     (145,251)        108,791

Cash at beginning of year ...................................................      198,099          65,102
                                                                                ----------      ----------
CASH AT MARCH 31, ...........................................................   $   52,848      $  173,893
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

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

     These statements have been prepared in accordance with generally accepted accounting principles and, accordingly, adjustments (consisting of normal accruals) have been made as management considers necessary for fair presentations. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to conform to the 2001 presentation.


NOTE B-- LOANS RECEIVABLE

     Loans receivable consist of commercial and residential real estate loans and syndicated loans. Commercial real estate loans, which are primarily variable rate, represent loans secured generally by first mortgages on income-producing properties such as office, retail, industrial, hotels/motels, multi-family and mixed-use properties. Loan terms are generally for up to five years. Residential real estate loans have loan terms for up to thirty years and are generally secured by first deeds of trust on single-family residences. Syndicated loans are commercial variable rate senior loans originated on both a revolving and fixed-term basis, generally not in excess of seven years. These loans are generally secured by substantially all of the assets of the borrower, and, if applicable, of its subsidiaries.

     Balances of non-accrual loans receivable, loans receivable on accrual status which were 90 days or greater past due, and real estate owned are summarized in the following table by loan type:



                                                                    ACCRUAL
                                                                     LOANS
                                                     NON-ACCRUAL    90 DAYS    REAL ESTATE
                                                        LOANS       PAST DUE      OWNED         TOTAL
                                                      --------      -------      --------     ---------
                                                                   (THOUSANDS OF DOLLARS)

As of March 31, 2001:
    Commercial real estate loans ..................   $ 46,923      $ 4,547      $ 10,087     $  61,557
    Residential real estate loans .................     28,577          100         6,708        35,385
    Syndicated loans ..............................      7,943            -             -         7,943
    Other .........................................        100            -             -           100
                                                      --------      -------      --------     ---------
                                                      $ 83,543      $ 4,647      $ 16,795     $ 104,985
                                                      ========      =======      ========     =========
As of December 31, 2000:
    Commercial real estate loans ..................   $ 31,553      $ 1,023      $ 10,171     $  42,747
    Residential real estate loans .................     28,866            -         5,978        34,844
    Syndicated loans ..............................      9,440            -             -         9,440
    Other .........................................        105            1             -           106
                                                      --------      -------      --------     ---------
                                                      $ 69,964      $ 1,024      $ 16,149     $  87,137
                                                      ========      =======      ========     =========
As of March 31, 2000:
    Commercial real estate loans ..................   $ 22,509      $ 1,044      $      -     $  23,553
    Residential real estate loans .................     20,195            -         2,667        22,862
    Syndicated loans ..............................          -            -             -             -
    Insurance premium finance loans ...............        592          833             -         1,425
    Other .........................................         44            6             -            50
                                                      --------      -------      --------     ---------
                                                      $ 43,340      $ 1,883      $  2,667     $  47,890
                                                      ========      =======      ========     =========


NOTE C - TOTAL COMPREHENSIVE INCOME

     The components of total comprehensive income are summarized in the following table:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                  2001          2000
                                                                                --------      --------
                                                                                (THOUSANDS OF DOLLARS)


Net income .................................................................    $ 14,518      $  9,484
Other comprehensive income:
  Net unrealized gains on investments, net of tax:
    Net change in unrealized gains during the period,
      net of deferred income tax (2001-$10,252, 2000-$2,431) ...............      19,039         4,516
    Less: reclassification adjustments,
      net of tax (2001-$212,  2000-$(30)) ..................................        (393)           55
                                                                                --------      --------
        Other comprehensive income .........................................      18,646         4,571
                                                                                --------      --------
Total comprehensive income .................................................    $ 33,164      $ 14,055
                                                                                ========      ========

     The reclassification adjustments avoid double counting net unrealized gains (losses) included in accumulated other comprehensive income in different periods.

NOTE D - OPERATIONS BY REPORTABLE SEGMENT

     The Company's businesses are managed within two reportable segments: financial services and property and casualty insurance. Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that the Company does not allocate to its segments.

     The following data for the three months ended March 31, 2001 and 2000 provide certain information necessary for reportable segment disclosure:

                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                -----------------------
                                                                                   2001          2000
                                                                                ----------    ---------
                                                                                 (THOUSANDS OF DOLLARS)

REVENUES
Financial services .........................................................    $ 147,428     $  95,674
Property and casualty insurance ............................................      115,800       295,649
Unallocated corporate ......................................................          903         1,314
                                                                                ---------     ---------
Total  consolidated ........................................................    $ 264,131     $ 392,637
                                                                                =========     =========


INCOME (LOSS) BEFORE INCOME TAXES
Financial services .........................................................    $  31,004     $  20,830
Property and casualty insurance ............................................           74            67
Unallocated corporate ......................................................      (12,635)       (7,349)
                                                                                ---------     ---------
Total consolidated .........................................................    $  18,443     $  13,548
                                                                                =========     =========

NOTE E - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the three months ended March 31, 2001 and 2000:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                               ----------------------
                                                                                  2001         2000
                                                                                --------     --------
                                                                                    (IN THOUSANDS,
                                                                                EXCEPT PER SHARE DATA)

    Income from continuing operations
      (numerator for basic earnings per share) .............................    $ 12,082     $  9,484
    Effect of dilutive securities:
      LYONs ................................................................          30           37
                                                                                --------     --------

    Income from continuing operations
      available to common stockholders after assumed conversions
      (numerator for diluted earnings per share) ...........................    $ 12,112     $  9,521
                                                                                ========     ========


    Weighted-average shares (denominator for basic earnings per share) .....      64,288       62,120

    Effect of dilutive securities:
      Restricted stock .....................................................       5,458        5,571
      LYONs ................................................................         293          381
                                                                                --------     --------

    Dilutive potential common shares .......................................       5,751        5,952
    Adjusted weighted-average shares and assumed
      conversions (denominator for diluted earnings per share) .............      70,039       68,072
                                                                                ========     ========


    Basic earnings per share from continuing operations ....................      $ 0.19     $   0.15
                                                                                ========     ========


    Diluted earnings per share from continuing operations ..................      $ 0.17     $   0.14
                                                                                ========     ========

NOTE F - EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

     In the first quarter of 2001, the Company extinguished $17,500,000 par value of its 7.875% Series B Senior Notes due 2009 ("Senior Notes"). This extinguishment of debt resulted in a gain of $2,436,000, net of deferred taxes of $1,485,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report  contains  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those related to the plans and objectives of management for future operations, projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, economic performance and other expectations and beliefs concerning future developments and their potential effects on Fremont General Corporation. Actual developments and/or results could differ materially from those anticipated by the Company as a result of, among other things: the variability of business conditions, the inherent difficulty of accurately forecasting revenues and expenses, Fremont General Corporation's businesses' ability to sell its products, to make loans and to access capital resources and the associated costs of doing so, the accuracy in projecting loss reserves, changes in the frequency, severity of claims and catastrophic events, inability to secure regulatory approvals from, or certain determinations or actions by, the California Department of Insurance ("DOI") on various matters, the impact of competition and pricing environments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, adverse state and federal legislation, regulation and actions, adverse court decisions and judicial climate, changes in the medical, legal and rehabilitation cost control environment, increases in fraud and abuse, changes in asset valuations and general economic conditions and trends, and other risks and uncertainties detailed in this section and elsewhere in this Form 10-Q and from time to time in Fremont's other reports, press releases and filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update such forward-looking statements.

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

     This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented under Item 1, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

RESULTS OF OPERATIONS

     The Company reported net income of $14,518,000 for the first quarter of 2001. This was comprised of net income from continuing operations of $12,082,000 and an after-tax gain on the extinguishment of debt of $2,436,000. This is compared to net income from continuing operations of $9,484,000 for the first quarter of 2000.

     The following table presents a summary of the Company's income (loss) before taxes by business segment and net after tax income for the quarters ended March 31, 2001 and 2000, respectively:


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                   2001         2000
                                                                                ---------     --------
                                                                                (THOUSANDS OF DOLLARS)

Income (loss) before taxes:
  Financial services ........................................................   $  31,004     $ 20,830
  Property and casualty .....................................................          74           67
  Unallocated corporate interest and other expenses .........................     (12,635)      (7,349)
                                                                                ---------     --------
  Total income before taxes from continuing operations ......................      18,443       13,548
  Income tax expense ........................................................      (6,361)      (4,064)
                                                                                ---------     --------
  Net income from continuing operations .....................................      12,082        9,484
  Extraordinary gain on extinguishment of debt, net of tax ..................       2,436            -
                                                                                ---------     --------
  Net income ................................................................   $  14,518     $  9,484
                                                                                =========     ========

     The Company's financial services segment recorded income before taxes of $31.0 million for the first quarter of 2001, as compared to $20.8 million for the first quarter of 2000. The increase in income before taxes for the first quarter of 2001 represents a 49% increase over the results for the first quarter of 2000 and is a result of an increased level of earning assets, lower operating expense ratios and higher levels of gains on the whole loan sales of residential real estate loans, offset by lower interest margins and a higher provision for loan losses. The Company's loans receivable, before allowance for loan losses, were approximately $3.65 billion at March 31, 2001, as compared to $3.47 billion and $3.15 billion at December 31, 2000 and March 31, 2000, respectively.
Operating expenses for the financial services segment, as a percentage of average earning assets, decreased to 1.8% during the first quarter of 2001 as compared to 2.6% for the first quarter of 2000. This decrease is a result of cost reduction programs implemented by the Company and various operating efficiencies associated with increased volumes of loan originations and outstandings. Gains on the whole loan sales of residential real estate loans, net of reductions in the carrying valuations of loans held for sale, increased from $1.5 million in the first quarter of 2000 to $6.3 million for the first quarter of 2001. This increase is primarily attributable to improved market conditions for the pricing of residential real estate loans and the Company's ability to lower its costs associated with originating these loans. The volume of loans sold in the two comparable quarters did not significantly change.

     The Company's property and casualty insurance segment recorded income before taxes of $74,000 for the first quarter of 2001, as compared to $67,000 for the first quarter of 2000. The combined ratio was 123.9% for the first quarter of 2001 as compared to 111.7% for the first quarter of 2000. As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, the Company's workers' compensation insurance subsidiaries operate under an agreement with the California Department of Insurance ("DOI") which provides for additional regulatory supervision of certain of their business activities. Due to this regulatory involvement, A. M. Best reduced their rating on the Company's workers' compensation insurance subsidiaries to "E" (Under Regulatory Supervision) in December 2000. This rating downgrade severely limited the Company's ability to retain policy renewals and to originate new business. In an effort to mitigate the impact of its lowered rating, the Company's workers' compensation insurance subsidiaries finalized, in May 2001, a fronting facility with "A" rated (by A. M. Best)
affiliates of Clarendon Insurance Group. The Company believes that the establishment of this fronting facility, which provides it with the ability to issue new and renewal workers' compensation insurance policies under the name of an insurance carrier with an "A" rating, will allow it to retain a higher percentage of its renewals, as well as to originate new business, and at higher premium rates than could be obtained without such a facility in place.

     The unallocated corporate interest and other expense loss before taxes for the quarter ended March 31, 2001, was $12.6 million as compared to $7.3 million for the same period in 2000. The significant increase in 2001 is due primarily to lower affiliate interest income from the Company's downstream insurance property and casualty holding company subsidiary. The lower affiliate interest income resulted from the Company's conversion on April 1, 2000 of approximately $267 million in notes receivable due from this subsidiary to common equity, thereby establishing a capital contribution to the affiliate.




                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                -----------------------
                                                                                   2001          2000
                                                                                ---------     ---------
                                                                                 (THOUSANDS OF DOLLARS)

Revenues:
  Financial services .......................................................    $ 115,155     $  95,674
  Property and casualty insurance ..........................................      148,073       295,649
  Unallocated corporate revenue ............................................          903         1,314
                                                                                ---------     ---------
    Total ..................................................................    $ 264,131     $ 392,637
                                                                                =========     =========


     The Company generated revenues of approximately $264 million for the first quarter ended March 31, 2001, as compared to $393 million for the same period in 2000. Lower consolidated revenues in 2001 resulted from significantly lower workers' compensation insurance premiums in the property and casualty insurance segment offset by higher revenues in the financial services segment. The Company's workers' compensation insurance premiums earned dropped significantly primarily as a result of the workers' compensation insurance subsidiaries rating downgrade to "E". The Company also reduced the geographic operating area of its workers' compensation insurance operation from a nationwide base to originating premiums only in the western United States, primarily in California. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for a more detailed discussion on the restructuring of the Company's workers' compensation insurance operation during 2000. Revenues in the financial services segment increased in 2001 as the Company's average invested assets increased to $4.29 billion in the first quarter of 2001 from $3.83 billion in the same period in 2000. Yields (annualized) on the Company's financial services average invested assets increased by approximately 0.30% during the first quarter of 2001, as compared to the first quarter of 2000.

     During the quarter ended March 31, 2001 the Company extinguished $17.5 million in principal amount of its publicly traded 7.875% Series B Senior Notes due 2009 ("Senior Notes"). The Company recognized an after-tax gain of $2.4 million from this extinguishment during the first quarter of 2001. The after-tax gain is reported as an extraordinary item in the accompanying Consolidated Statements of Operations.

        Income tax expense of $6.4 million and $4.1 million for the quarters ended March 31, 2001 and 2000, respectively, represents effective tax rates of 34% and 30%, respectively, on income before taxes and extraordinary items of $18.4 million and $13.5 million for the same respective periods. The effective tax rates for both periods presented are different than the federal enacted tax rate of 35%, due mainly to tax exempt investment income, which either reduces the Company's taxable income or increases the Company's taxable loss, higher state income tax provisions within the Company's financial services operation and tax exempt goodwill amortization, which is excluded from deductible expenses. The change in effective tax rates at March 31, 2001, as compared to March 31, 2000, is a result of the Company's write off of certain goodwill balances and other intangible assets as part of its restructuring charge in 2000.

FINANCIAL SERVICES OPERATION

     The following table summarizes the Company's financial services segment earnings for the respective quarters indicated:



                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                -----------------------
                                                                                   2001          2000
                                                                                ---------     ---------
                                                                                 (THOUSANDS OF DOLLARS)

Financial Services
Interest and fee income on loans receivable .................................   $  99,013     $  87,335
Interest income on investment securities ....................................       5,426         3,591
                                                                                ---------     ---------
  Total interest income .....................................................     104,439        90,926
Interest expense ............................................................     (59,691)      (48,528)
                                                                                ---------     ---------
  Net interest income .......................................................      44,748        42,398
Provision for loan losses ...................................................      (5,737)      (2,033)
                                                                                ---------     ---------
  Net interest income after provision for loan losses .......................      39,011        40,365
Other non-interest income ...................................................      10,716         4,748
Operating expenses ..........................................................     (18,723)      (24,283)
                                                                                ---------     ---------
Income before taxes .........................................................   $  31,004     $  20,830
                                                                                =========     =========

     The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:


                                               MARCH 31,                DECEMBER 31,               MARCH 31,
                                                 2001                       2000                     2000
                                        ----------------------     ---------------------     ---------------------

                                                         % OF                     % OF                        % OF
                                           AMOUNT        TOTAL        AMOUNT      TOTAL         AMOUNT       TOTAL
                                        -----------     ------     -----------    -----      -----------     -----
                                                          (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Commercial real estate loans ......   $ 3,092,916          85%     $ 2,900,147       84%     $ 2,417,424        77%
Residential real estate loans .....       257,880           7          253,236        7          304,900        10
Syndicated  loans .................       302,159           8          317,472        9          351,118        11
Insurance premium finance loans ...             -           -                -        -           73,757         2
                                      -----------       -----      -----------    -----      -----------     -----
    Total loans receivable .........    3,652,955         100        3,470,855      100        3,147,199       100
Less allowance for loan losses .....      (70,578)         (2)         (67,599)      (2)         (57,703)       (2)
                                      -----------       -----      -----------    -----      -----------     -----
    Net loans receivable ...........  $ 3,582,377          98%     $ 3,403,256       98%     $ 3,089,496        98%
                                      ===========       =====      ===========    =====      ===========     =====

Residential real estate loans
  held for sale                       $   377,070                  $   298,568               $   346,814
                                      ===========                  ===========               ===========


     The following table identifies the interest income, interest expense, average interest bearing assets and liabilities, and interest margins for the Company's financial services operation:



                                                                         THREE MONTHS ENDED MARCH 31,
                                              ------------------------------------------------------------------------------
                                                                2001                                     2000
                                              -------------------------------------     ------------------------------------
                                                AVERAGE                      YIELD/       AVERAGE                     YIELD/
                                                BALANCE        INTEREST     COST (1)      BALANCE       INTEREST     COST (1)
                                              -----------     ---------     -------     -----------     --------    --------
                                                                    (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest bearing assets (2):
  Commercial real estate loans ............   $ 2,998,063     $  76,703      10.38%     $ 2,361,277     $ 57,841        9.85%
  Residential real estate loans (3) .......       612,658        15,151      10.03          830,619       19,698        9.54
  Syndicated loans ........................       311,291         7,159       9.33          332,583        7,994        9.67
  Insurance premium finance loans .........             -             -          -           67,906        1,802       10.67
  Investments .............................       367,937         5,426       5.98          232,677        3,591        6.21
                                              -----------     ---------                 -----------     --------
    Total interest bearing assets .........   $ 4,289,949     $ 104,439       9.87%     $ 3,825,062     $ 90,926        9.56%
                                              ===========     =========                 ===========     ========


Interest bearing liabilities:
  Time deposits ...........................   $ 3,217,921     $  51,335       6.47%     $ 2,771,843     $ 39,645        5.75%
  Savings deposits ........................       651,505         8,307       5.17          681,477        8,799        5.19
  Debt with banks and
    other institutions ....................         2,018            28       5.63            5,088           75        5.93
  Other ...................................         4,301            21       1.98            1,808            9        2.00
                                              -----------     ---------                 -----------     --------

    Total interest bearing liabilities ....   $ 3,875,745     $  59,691       6.25%     $ 3,460,216     $ 48,528        5.64%
                                              ===========     =========                 ===========     ========


Net interest income .......................                   $  44,748                                 $ 42,398
                                                              =========                                 ========


Percent of average interest-earning assets:
  Interest income .........................                        9.87%                                    9.56%
  Interest expense ........................                        5.64%                                    5.10%
                                                             ----------                                 --------
    Net interest margin ...................                        4.23%                                    4.46%
                                                             ==========                                 ========

(1)Annualized.
(2)Average loan balances include non-accrual loan balances and exclude residual interests in securitized loans.
(3)Includes loans held for sale.

     The Company's net interest margin as a percentage of average interest-earning assets decreased to 4.23% in the first quarter of 2001 as compared to the first quarter of 2000 level of 4.46%. The decrease is due primarily to the differential between the repricing of the Company's variable-rate loans receivable and the Company's deposits which fund the loans when interest rates were declining during the first quarter of 2001, as well as the effect of an increase in non-interest accruing loans.

     The following table describes the asset classifications, loss experience and allowance for loan losses reconciliation of the financial services operation as of or for the periods ended as shown below:


                                                                                          MARCH 31,
                                                                                ---------------------------
                                                                                    2001            2000
                                                                                -----------  --------------
                                                                                  (THOUSANDS OF DOLLARS,
                                                                                     EXCEPT PERCENTS)


Non-accrual loans receivable ................................................   $    83,543      $    43,340
Real estate owned ("REO") ...................................................        16,795            2,667
                                                                                -----------      -----------
Total non-performing assets .................................................   $   100,338      $    46,007
                                                                                ===========      ===========

Accrual loans 90 days past due ..............................................   $     4,647      $     1,883
                                                                                ===========      ===========

Beginning allowance for loan losses .........................................   $    67,599      $    56,494
Provision for loan losses ...................................................         5,737            2,033
Charge-offs:
  Commercial real estate loans ..............................................         1,000              595
  Residential real estate loans .............................................           282              191
  Syndicated loans ..........................................................         1,500                -
  Insurance premium finance loans ...........................................             -               55
                                                                                -----------      -----------
    Total charge-offs .......................................................         2,782              841
                                                                                -----------      -----------
Recoveries:
  Commercial real estate loans ..............................................             -                -
  Residential real estate loans .............................................            24               14
  Syndicated loans ..........................................................             -                -
  Insurance premium finance loans ...........................................             -                3
                                                                                -----------      -----------
    Total recoveries ........................................................            24               17
                                                                                -----------      -----------
Net charge-offs .............................................................         2,758              824
                                                                                -----------      -----------
Ending allowance for loan losses ............................................   $    70,578      $    57,703
                                                                                ===========      ===========


Allocation of allowance for loan losses:
  Commercial real estate loans ..............................................   $    59,208      $    43,310
  Residential real estate loans .............................................         5,419            8,060
  Syndicated loans ..........................................................         5,951            5,635
  Insurance premium finance loans ...........................................             -              698
                                                                                -----------      -----------
    Total allowance for  loan losses ........................................   $    70,578      $    57,703
                                                                                ===========      ===========

Total loans receivable before allowance for loan losses .....................   $ 3,652,955      $ 3,147,199
Average total loans receivable (1) ..........................................     3,922,012        3,592,385
Net charge-offs to average total loans receivable ...........................          0.28%            0.09%
Non-performing assets to total loans receivable plus REO ....................          2.73%            1.46%
Allowance for loan losses to total loans receivable .........................          1.93%            1.83%
Allowance for loan losses to non-performing assets ..........................         70.34%          125.42%
Allowance for loan losses to non-performing
  assets and accrual loans 90 days past due .................................         67.23%          120.49%

(1) Includes loans held for sale.

     Non-performing assets increased to $100.3 million, or 2.7% of total loans receivable plus real estate owned at March 31, 2001, from $46.0 million or 1.5% at March 31, 2000. In addition, there were $4.6 million in loans on accrual status at March 31, 2001 which were 90 days or greater past due. The level of non-performing assets fluctuates and specific loans can have a material impact upon the total. (See Footnote B in the accompanying Notes to Consolidated Financial Statements for additional detail on the Company's non-performing assets.)

     The provision for loan losses for the quarter ended March 31, 2001 increased to $5.7 million, as compared to $2.0 million in the same period of 2000. The allowance for loan losses, however, as a percentage of total loans receivable, excluding loans held for sale, remained consistent at 1.93% as of March 31, 2001, as compared to 1.95% at December 31, 2000. The increase in the provision for loan losses during the first quarter of 2001, as compared to first quarter of 2000, is primarily due to an increased level of net loan charge-offs in the first quarter of 2001.

PROPERTY AND CASUALTY INSURANCE OPERATION

     The  following  table  summarizes  the  Company's   property  and  casualty
insurance segment earnings for the respective quarters indicated:


                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                   2001            2000
                                                                                ----------      ----------
                                                                                   (THOUSANDS OF DOLLARS)

PROPERTY AND CASUALTY INSURANCE
Net earned premium .........................................................    $  118,688      $  259,110
Loss and loss adjustment expenses ..........................................      (100,212)       (205,579)
Underwriting expenses ......................................................       (44,930)        (77,411)
Policyholder dividends .....................................................        (1,967)         (6,348)
                                                                                ----------      ----------
   Underwriting loss .......................................................       (28,421)        (30,228)
Investment income ..........................................................        27,250          36,228
Realized gains (losses) on investments .....................................         1,334            (211)
Interest expense ...........................................................          (245)         (5,928)
Other ......................................................................           156             206
                                                                                ----------      ----------
Income before taxes ........................................................    $       74      $       67
                                                                                ==========      ==========

     During the first quarter of 2001, the Company's property and casualty insurance segment recorded a slight improvement in its underwriting loss of $28.4 million, as compared to the first quarter of 2000's underwriting loss of $30.2 million. Investment income decreased during the first quarter of 2001 to $27.3 million, as compared to $36.2 million for the first quarter of 2000. This decrease was due primarily to lower amounts of invested assets during the first quarter of 2001 and lower investment yields. The Company's property and casualty insurance operation continued to experience significant negative cash flow during the first quarter of 2001 as claims were paid out with less new premium volume being generated. The Company expects to continue to experience negative cash flow in this segment into the foreseeable future due to its expectation of significantly reduced levels of workers' compensation insurance premiums. The Company's property and casualty insurance segment also had less interest expense in the first quarter of 2001, as compared to the first quarter of 2000, due to the conversion on April 1, 2000 of approximately $267 million of the property and casualty insurance's holding company debt into equity by Fremont. In addition, the property and casualty insurance segment had realized gains on investments of $1.3 million during the first quarter of 2001, as compared to a $0.2 million loss during the first quarter of 2000.

     Set forth below are the respective underwriting ratios of the Company's property and casualty insurance business as determined in accordance with generally accepted accounting principles ("GAAP"):


                                                                                    MARCH 31,
                                                                                ----------------
                                                                                 2001       2000
                                                                                -----      -----

        Loss and loss adjustment expense ratio .............................     84.4%      79.3%
        Underwriting expense ratio .........................................     37.8%      29.9%
        Policyholders' dividend ratio ......................................      1.7%       2.5%
                                                                                -----      -----
             Total combined ratio ..........................................    123.9%     111.7%
                                                                                =====      =====

     During the first quarter of 2001, the Company's property and casualty insurance operation's combined ratio increased to 123.9% from 111.7% in the first quarter of 2000. The increase comes primarily from increases in the loss and loss adjustment expense and underwriting expense ratios. The increase in the expense component of these ratios is due primarily to higher earned premiums in the first quarter of 2000 as compared to the first quarter of 2001 and the effect of premiums earned reducing faster than expenses were reduced. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for special discussions of loss and loss adjustment expense reserve increases taken by the Company during 1999 and 2000.

     Using estimated annual premiums on policies in effect at March 31, 2001 and 2000 (referred to as "inforce premiums"), the Company's gross inforce premiums have decreased to $422.7 million at March 31, 2001 from $695.2 million and $1.029 billion at December 31, 2000 and March 31, 2000, respectively. Gross inforce premiums have steadily declined since December 31, 2000 as a consequence of ratings downgrades, the Company's efforts to bring premium levels in line with the levels of statutory surplus in its workers' compensation insurance subsidiaries, and the restructuring of the workers' compensation insurance operation in December of 2000. The Company's commitment to strengthening its premium rate levels has also resulted in a reduction in its renewal business, which has contributed to further reductions in the Company's gross inforce premiums.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's industrial bank subsidiary finances its lending activities primarily through Federal Deposit Insurance Corporation ("FDIC") insured customer deposits, which have grown to $3.92 billion at March 31, 2001 from $3.85 billion at December 31, 2000. The industrial bank is also eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"), which financing is available at various rates and terms. At March 31, 2001, the industrial bank had borrowing availability with the FHLB of $554.5 million, of which $62 million was borrowed and outstanding. In addition, the industrial bank has a line of credit with the Federal Reserve Bank of San Francisco ("FRB") with a borrowing availability of $168.8 million at March 31, 2001. There were no amounts outstanding under the line of credit with the FRB at March 31, 2001. The Company believes it has sufficient liquidity and capital resources to fund its financial services operations for the foreseeable future.


     The property and casualty insurance operation has several sources of funds to meet its obligations, primarily its investment securities portfolio and recoveries from reinsurance contracts. The Company invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. With the property and casualty insurance operations expectations of significantly reduced levels of workers' compensation insurance premiums, the Company expects to experience negative cash flow in its property and casualty insurance operation for the foreseeable future. The Company, however, believes it has adequate levels of liquidity and invested assets to meet ongoing obligations to policyholders and claimants, and to cover ordinary operating expenses.

     As a holding company, Fremont General Corporation ("the holding company") pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, intercompany tax payments from its industrial bank, Fremont Investment & Loan, management fees paid by its subsidiaries and dividends from its subsidiaries. Dividends paid on its common stock aggregated $2.8 million and $5.5 million during the first quarter ended March 31, 2001 and 2000, respectively, however, the Company can give no assurance that future common stock dividends will be declared. As a result of the substantial operating losses incurred by the Company's property and casualty insurance operations during 2000, and its agreement with the DOI, Fremont does not expect to receive any dividends from its property and casualty insurance operations for the foreseeable future. Fremont has available to it significant tax net operating loss carryforwards, which may be utilized to reduce or eliminate future tax payments. As a result, intercompany payments of tax obligations from the industrial bank, which would otherwise be payable to taxing authorities, are available for use by Fremont for general working capital purposes.

     Fremont General Corporation has cash and short term investments of $41.2 million at March 31, 2001 and no debt maturities until March of 2004 and believes that, with its other available sources of liquidity, it will have sufficient means to satisfy its liquidity needs for at least the next twelve months.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk resulting primarily from fluctuations in interest rates arising from balance sheet financial instruments such as investments, loans and debt. Changes in interest rates will affect the Company's net investment income, loan interest, interest expense and total stockholders' equity. The objective of Fremont's asset and liability management activities is to provide the highest level of net interest and investment income and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk. Fremont currently owns no derivative financial instruments and, consequently, is not subject to market risk for such off-balance sheet financial instruments. Furthermore, the Company does not have exposure to foreign currency or commodity price risk. Quantitative and qualitative disclosures about the Company's market risk are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. There have been no material changes in such risks or in the Company's asset and liability management activities during the three months ended March 31, 2001.

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

ITEM 3:   Defaults Upon Senior Securities.
          None.

ITEM 4:   Submission of Matters to a Vote of Security Holders.
          None.

ITEM 5:   Other Information.
          None.

ITEM 6:   Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a) Exhibits.


EXHIBIT
  NO.                                 DESCRIPTION
-------                               -------------

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

4.1 Form of Stock Certificate for Common Stock of the Registrant. (Incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)

4.2 Indenture with respect to Liquid Yield Option Notes Due 2013 between the Registrant and Bankers Trust Company. (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 filed on October 1, 1993, Registration Number 33-68098.)

4.3 Indenture among the Registrant, the Trust and Bank of New York (originated with First Interstate Bank of California), a New York Banking Corporation, as trustee. (Incorporated by reference to Exhibit
          4.3 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------

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

10.1* Fremont General Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 4.1 to the Registrant's
          Registration Statement on Form S-8 filed on April 9, 2001, Registration Number 333-58560.)

10.2* Fremont General Corporation Deferred Compensation Trust. (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 filed on April 9, 2001, Registration Number 333-58560.)

10.3(a)* Fremont General Corporation Excess Benefit Plan Restated effective as of January 1, 1997 and First Amendment dated December 21, 1998. (Incorporated by reference to Exhibit 10.8 (a) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

10.3(b)* Trust Agreement for Fremont General Corporation Excess Benefit Plan. (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

10.4* 1997 Stock Plan and related agreements. (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007.)

10.5* The 1999 Long Term Incentive Compensation Plan of the Registrant. (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1999, Commission File Number 1-8007.)

10.6* 1995 Restricted Stock Award Plan As Amended and forms of agreement thereunder. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8/S-3 filed on December 9, 1997, Registration Number 333-17525.)

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------

10.7(a)* Fremont General Corporation Employee Benefits Trust Agreement ("Grantor Trust") dated September 7, 1995 between the Registrant and Merrill Lynch Trust Company of California. (Incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

10.7(b)* November 11, 1999 Amendment to Exhibit A to the Fremont General Corporation Employee Benefits Trust ("Grantor Trust") dated September 7, 1995 between the Registrant and Merrill Lynch Trust Company of California. (Incorporated by reference to Exhibit 10.13 (a) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999, Commission File Number 1-8007.)

10.8(a)* Employment Agreement between the Registrant and James A. McIntyre dated January 1, 1994. (Incorporated by reference to Exhibit (10)(i) to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1994, Commission File Number 1-8007.)

10.8(b)* First Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 1996. (Incorporated by reference to
          Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007.)

10.8(c)* Second Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 8, 1997. (Incorporated by reference to
          Exhibit 10.14 (c) to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007.)

10.8(d)* Third Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 2000. (Incorporated by reference to
          Exhibit 10.9 (d) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)

10.9* Employment Agreement between the Registrant and Louis J. Rampino dated February 25, 2000. (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)

10.10* Employment Agreement between the Registrant and Wayne R. Bailey dated February 25, 2000. (Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)

10.11* Employment Agreement between the Registrant and Raymond G. Meyers dated February 25, 2000. (Incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

10.12* Management Continuity Agreement between the Registrant and John Donaldson dated April 1, 2000. (Incorporated by reference to Exhibit
          10.17 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------

10.13* Management Continuity Agreement between the Registrant and Patrick E. Lamb dated April 1, 2000. (Incorporated by reference to Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

10.14* Management Continuity Agreement between the Registrant and Alan Faigin dated April 1, 2000. (Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

10.15* Management Continuity Agreement between the Registrant and Eugene E. McNany, Jr. dated April 1, 2000. (Incorporated by reference to Exhibit
          10.20 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

10.16* Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Murray L. Zoota dated May 15, 2000. (Incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007).

10.17* Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Gwyneth E. Colburn dated May 15, 2000. (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007).

10.18* Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Kyle R. Walker dated May 15, 2000. (Incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007).

10.19* Management Incentive Compensation Plan of Fremont General Corporation and Affiliated Companies. (Incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q, for the period ended March 31, 2000, Commission File Number 1-8007.)

10.20 Continuing Compensation Plan for Retired Directors. (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

10.21 Letter Agreement among Fremont Compensation Insurance Group, the Registrant and the State of California Department of Insurance dated November 27, 2000. (Incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)

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


                                            FREMONT GENERAL CORPORATION



Date:  May 14, 2001                         /s/  LOUIS J. RAMPINO
                                            ----------------------------------
                                            Louis J. Rampino, President,
                                            Chief Operating Officer and Director




Date:  May 14, 2001                         /s/  PATRICK E. LAMB
                                            ----------------------------------
                                            Patrick E. Lamb,
                                            Vice President, Finance
                                            Principal Accounting Officer