Form 10-Q
period 2001-06-30
FREMONT GENERAL CORP
filed 2001-08-14
CIK 38984

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                              SHARES OUTSTANDING
            CLASS                                                JULY 31, 2001
Common Stock, $1.00 par value                                      70,532,165

--------------------------------------------------------------------------------

                                 FREMONT GENERAL CORPORATION

                                            INDEX

                                PART I - FINANCIAL INFORMATION


                                                                        PAGE NO.
                                                                        --------

Item    1.   Financial Statements

             Consolidated Balance Sheets
               June 30, 2001 and December 31, 2000 .................           3

             Consolidated Statements of Operations
               Three and Six Months Ended June 30, 2001
               and 2000 ............................................           4

             Consolidated Statements of Cash Flows
               Six Months Ended June 30, 2001 and 2000 .............           5

             Notes to Consolidated Financial Statements
               on Form 10-Q ........................................           6

Item    2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations .......          10

Item    3.   Quantitative and Qualitative Disclosure About
               Market Risk .........................................          23


                                 PART II - OTHER INFORMATION


Items 1-3.   Not applicable

Item    4.   Submission of Matters to a Vote of Security
               Holders .............................................          24

Item    5.   Not applicable

Item    6.   Exhibits and Reports on Form 8-K ......................          25

Signatures .........................................................          29

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    2001            2000
                                                                                -----------     -----------
                                                                                (UNAUDITED)
                                                                                  (THOUSANDS OF DOLLARS)

ASSETS
Investment securities available for sale at fair value:
  Fixed maturity investments (cost: 2001-$813,524;
    2000-$925,727) .........................................................    $   798,827     $   890,075
  Non-redeemable preferred stock (cost: 2001-$276,809;
    2000-$276,809) .........................................................        243,282         234,280
                                                                                -----------     -----------
      Total investment securities available for sale .......................      1,042,109       1,124,355
Loans receivable, net of unearned income and allowance
  for loan losses ..........................................................      3,622,730       3,403,256
Short-term investments .....................................................        667,121         843,434
Loans held for sale ........................................................        607,934         298,568
Residual interests in securitized loans at fair value ......................         46,410          52,061
Other investments ..........................................................         31,255          11,110
                                                                                -----------     -----------
      TOTAL INVESTMENTS AND LOANS ..........................................      6,017,559       5,732,784

Cash .......................................................................        104,512         198,099
Accrued investment income ..................................................         41,499          40,638
Premiums receivable and agents' balances ...................................        219,389         364,618
Reinsurance recoverable on paid losses .....................................         56,850          43,460
Reinsurance recoverable on unpaid losses ...................................        900,775         975,404
Deferred policy acquisition costs ..........................................          5,988           9,491
Costs in excess of net assets acquired .....................................         18,163          21,660
Deferred income taxes ......................................................        370,472         395,414
Other assets ...............................................................        192,501         178,699
Assets held for discontinued operations ....................................        190,891         203,791
                                                                                -----------     -----------
      TOTAL ASSETS .........................................................    $ 8,118,599     $ 8,164,058
                                                                                ===========     ===========

LIABILITIES
Claims and policy liabilities:
  Losses and loss adjustment expenses ......................................    $ 2,466,265     $ 2,808,433
  Life insurance benefits and liabilities ..................................         81,069          91,024
  Unearned premiums ........................................................         98,950         214,045
  Dividends to policyholders ...............................................         37,211          33,497
                                                                                -----------     -----------
      Total Claims and Policy Liabilities ..................................      2,683,495       3,146,999

Reinsurance premiums payable and funds withheld ............................          5,090          13,149
Other liabilities ..........................................................        229,804         254,165
Deposits ...................................................................      4,059,294       3,849,211
Short-term debt ............................................................        225,000               -
Long-term debt .............................................................        358,029         376,843
Liabilities of discontinued operations .....................................        165,892         178,792
                                                                                -----------     -----------
      TOTAL LIABILITIES ....................................................      7,726,604       7,819,159

Company-obligated mandatorily redeemable preferred
  securities of subsidiary Trust holding solely
  Company junior subordinated debentures ...................................        100,000         100,000

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share-- Authorized:
  150,000,000 shares; issued and outstanding:
  (2001-70,540,000 and 2000-70,732,000) ....................................         70,540          70,732
Additional paid-in capital .................................................        274,943         280,764
Retained earnings ..........................................................         37,157          10,677
Deferred compensation ......................................................        (59,299)        (66,456)
Accumulated other comprehensive loss .......................................        (31,346)        (50,818)
                                                                                -----------     -----------
      TOTAL STOCKHOLDERS' EQUITY ...........................................        291,995         244,899
                                                                                -----------     -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................    $ 8,118,599     $ 8,164,058
                                                                                ===========     ===========


          See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                           JUNE 30,                    JUNE 30,
                                                                  ------------------------     -----------------------
                                                                     2001           2000         2001          2000
                                                                  ---------     ----------     ---------     ---------
                                                                                 (THOUSANDS OF DOLLARS)

REVENUES
Interest and fee income on loans receivable ...................   $ 103,329     $   91,971     $ 202,342     $ 179,306
Property and casualty insurance net premiums earned ...........      77,040        289,575       195,728       548,685
Net investment income .........................................      27,729         42,126        61,953        83,575
Realized investment gains (losses) ............................          78            (28)        1,412          (239)
Other revenue .................................................       9,622          4,690        20,494         9,644
                                                                  ---------     ----------     ---------     ---------
  TOTAL REVENUES ..............................................     217,798        428,334       481,929       820,971

EXPENSES
Losses and loss adjustment expenses ...........................      71,756        647,902       171,968       852,264
Policy acquisition costs ......................................      11,448         54,711        31,817       112,821
Provision for loan losses .....................................       6,112          3,372        11,849         5,405
Other operating costs and expenses ............................      39,888         49,024        87,895        97,096
Dividends to policyholders ....................................       1,215         26,137         3,182        32,485
Interest expense ..............................................      67,003         64,793       136,399       124,957
                                                                  ---------     ----------    ----------    ----------
  TOTAL EXPENSES ..............................................     197,422        845,939       443,110     1,225,028
                                                                  ---------     ----------    ----------    ----------

Income (loss) before taxes ....................................      20,376       (417,605)       38,819      (404,057)
Income tax expense (benefit) ..................................       6,092       (147,287)       12,453      (143,223)
                                                                  ---------     ----------    ----------    ----------

Net income (loss) from continuing operations ..................      14,284       (270,318)       26,366      (260,834)
Extraordinary gain on extinguishment of debt, net of tax ......         529          2,245         2,965         2,245
                                                                  ---------     ----------    ----------    ----------
NET INCOME (LOSS) .............................................    $ 14,813     $ (268,073)   $   29,331    $ (258,589)
                                                                   ========     ==========    ==========    ==========


PER SHARE DATA
Basic:
  Net income (loss) from continuing operations ................    $   0.22     $    (4.29)   $     0.41    $    (4.17)
  Extraordinary gain on extinguishment of debt ................        0.01           0.03          0.04          0.03
                                                                   --------     ----------    ----------    ----------
     Net income (loss) ........................................    $   0.23     $    (4.26)   $     0.45    $    (4.14)
                                                                   ========     ==========    ==========    ==========

Diluted:
  Net income (loss) from continuing operations ................    $   0.20     $    (4.29)   $     0.38    $    (4.17)
  Extraordinary gain on extinguishment of debt ................        0.01           0.03          0.04          0.03
                                                                   --------     ----------    ----------    ----------
     Net income (loss) ........................................    $   0.21     $    (4.26)   $     0.42    $    (4.14)
                                                                   ========     ==========    ==========    ==========

 Cash dividends ...............................................    $   0.02     $     0.08    $     0.04    $     0.16

Weighted average shares (in thousands):
  Basic .......................................................      65,108         62,939        64,700        62,529
  Diluted .....................................................      70,771         62,939        70,407        62,529


          See notes to consolidated financial statements on Form 10-Q

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                -------------------------------
                                                                                    2001               2000
                                                                                ------------      -------------
                                                                                     (THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES
Net income (loss) from continuing operations ................................   $     26,366      $    (260,834)
Adjustments to reconcile net income from continuing
  operations to net cash provided by (used in)
  operating activities:
     Change in premiums receivable and agents' balances
       and reinsurance recoverable on paid losses ...........................        131,839            (32,281)
     Change in accrued investment income ....................................           (861)              (430)
     Change in claims and policy liabilities ................................       (377,802)           516,473
     Amortization of policy acquisition costs ...............................         31,817            112,821
     Policy acquisition costs deferred ......................................        (28,314)          (116,092)
     Net change in residual interests in securitized loans ..................          5,651              3,395
     Provision for deferred income taxes ....................................         14,457           (164,255)
     Provision for loan losses ..............................................         11,849              5,405
     Depreciation and amortization ..........................................         13,129             22,366
     Net amortization on fixed maturity investments .........................         (5,697)              (871)
     Realized investment (gains) losses .....................................         (1,412)               239
     Change in other assets and liabilities .................................        (50,918)           (48,659)
                                                                                ------------      -------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ................       (229,896)            37,277

INVESTING ACTIVITIES
Investment securities available for sale:
  Purchases .................................................................       (209,226)           (71,730)
  Sales .....................................................................        237,907             82,685
  Maturities or calls .......................................................         90,631             34,923
(Increase) decrease in short-term and other investments .....................        156,168            (28,210)
Loan originations and bulk purchases funded .................................     (2,311,007)        (1,808,489)
Receipts from repayments of loans and bulk sales of loans ...................      1,770,318          1,616,026
Purchase of property and equipment ..........................................         (3,487)           (11,757)
                                                                                ------------      -------------
         NET CASH USED IN INVESTING ACTIVITIES ..............................       (268,696)          (186,552)

FINANCING ACTIVITIES
Proceeds from short-term debt ...............................................        225,000                  -
Repayments of short-term debt ...............................................              -            (10,000)
Repayments of long-term debt ................................................        (14,452)            (7,734)
Net increase in deposits ....................................................        210,083            210,952
Annuity contract receipts ...................................................             36                273
Annuity contract withdrawals ................................................        (11,109)           (32,561)
Dividends paid ..............................................................         (4,239)           (10,979)
(Increase) decrease in deferred compensation plans ..........................           (314)             4,869
                                                                                ------------      -------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................        405,005            154,820
                                                                                ------------      -------------

INCREASE (DECREASE) IN CASH .................................................        (93,587)             5,545

Cash at beginning of year ...................................................        198,099             65,102
                                                                                ------------      -------------
CASH AT END OF PERIOD .......................................................   $    104,512      $      70,647
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

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

     These statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, adjustments (consisting of normal accruals) have been made as management considers necessary for fair presentations. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to conform to the 2001 presentation.


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

     Loans held for sale consist solely of residential real estate loans which are aggregated prior to their sale.

NOTE C - TOTAL COMPREHENSIVE INCOME

     The components of total comprehensive income are summarized in the following table:


                                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                            JUNE 30,                    JUNE 30,
                                                                   -----------------------      -----------------------
                                                                      2001         2000           2001          2000
                                                                   ---------    ----------      --------     ----------
                                                                                  (THOUSANDS OF DOLLARS)

Net income (loss) ..............................................   $ 14,813     $ (268,073)     $ 29,331     $ (258,589)
Other comprehensive income:
   Net unrealized gains (losses) on investments,
     net of tax:
       Net change in unrealized gains (losses)
        during the period, net of deferred
        income tax expense (benefit) ...........................        753        (16,889)       19,344         (9,745)
       Less: reclassification adjustments,
         net of tax ............................................         73          1,985           128           (588)
                                                                   --------     ----------      --------     ----------
       Other comprehensive income (loss) .......................        826        (14,904)       19,472        (10,333)
                                                                   --------     ----------      --------     ----------
Total comprehensive income (loss) ..............................   $ 15,639     $ (282,977)     $ 48,803     $ (268,922)
                                                                   ========     ==========      ========     ==========

     The net change in unrealized gains (losses) during the period is net of deferred income tax expense (benefit) of $405,000 and $(9,094,000) for the three months ended June 30, 2001 and 2000, respectively and $10,457,000 and $(5,564,000) for the six months ended June 30, 2001 and 2000, respectively. The reclassification adjustments are net of deferred income tax expense (benefit) of $40,000 and $(1,069,000) for the three months ended June 30, 2001 and 2000, respectively and $28,000 and $316,000 for the six months ended June 30, 2001 and 2000, respectively. The reclassification adjustments avoid double counting net unrealized gains (losses) included in accumulated other comprehensive income in different periods.

NOTE D - OPERATIONS BY REPORTABLE SEGMENT

     The Company's businesses are managed within two reportable segments: financial services and property and casualty insurance. Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that the Company does not allocate to its segments.

     The following data for the three and six months ended June 30, 2001 and 2000 provide certain information necessary for reportable segment disclosure:



                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                   ------------------------   -------------------------
                                                     2001          2000          2001          2000
                                                   ----------   -----------   -----------   -----------
                                                                 (THOUSANDS OF DOLLARS)

REVENUES
Financial services ..............................   $115,019     $ 100,745      $230,174     $ 196,419
Property and casualty insurance .................    102,160       326,426       250,233       622,075
Unallocated corporate ...........................        619         1,163         1,522         2,477
                                                   ----------   -----------   -----------   -----------
Total  consolidated .............................   $217,798     $ 428,334      $481,929     $ 820,971
                                                   ==========   ===========   ===========   ===========


INCOME (LOSS) BEFORE INCOME TAXES
Financial services ..............................   $ 34,070      $ 23,072      $ 65,074      $ 43,902
Property and casualty insurance .................       (122)     (425,833)          (48)     (425,766)
Unallocated corporate ...........................    (13,572)      (14,844)      (26,207)      (22,193)
                                                   ----------   -----------   -----------   -----------
Total  consolidated .............................   $ 20,376    $ (417,605)     $ 38,819    $ (404,057)
                                                   ==========   ===========   ===========   ===========

 NOTE E - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the three and six months ended June 30, 2001 and 2000:



                                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                JUNE 30,                     JUNE 30,
                                                                        ------------------------      ------------------------
                                                                          2001           2000           2001           2000
                                                                        --------      ----------      --------      ----------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

Income from continuing operations
  (numerator for basic earnings per share) ..........................   $ 14,284      $ (270,318)     $ 26,366      $ (260,834)
Effect of dilutive securities:
  LYONs .............................................................         31               -            61               -
                                                                        --------      ----------      --------      ----------
Income from continuing operations
  available to common stockholders after assumed
  conversions (numerator for diluted earnings per share) ............   $ 14,315      $ (270,318)     $ 26,427      $ (260,834)
                                                                        ========      ==========      ========      ==========
Weighted-average shares (denominator for basic earnings
   per share) .......................................................     65,108          62,939        64,700          62,529
Effect of dilutive securities:
  Restricted stock                                                         5,370               -         5,414               -
  LYONs .............................................................        293               -           293               -
                                                                        --------      ----------      --------      ----------
Dilutive potential common shares ....................................      5,663               -         5,707               -
Adjusted weighted-average shares and assumed
  conversions (denominator for diluted earnings per share) ..........     70,771          62,939        70,407          62,529
                                                                        ========     ===========      ========      ==========

Basic earnings per share from continuing operations .................   $   0.22     $     (4.29)     $   0.41      $    (4.17)
                                                                        ========     ===========      ========      ==========

Diluted earnings per share from continuing operations ...............   $   0.20     $     (4.29)     $   0.38      $    (4.17)
                                                                        ========     ===========      ========      ==========


NOTE F - EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

     In the first six months of 2001, the Company has extinguished $19,500,000 par value of its 7.875% Series B Senior Notes due 2009. The extinguishment of debt resulted in after-tax gains of $2,436,000, and $529,000 for the three months ended March 31 and the three months ended June 30, respectively.

     In the second quarter of 2000, the Company extinguished $6,300,000 par value of its 7.70% Series B Senior Notes due 2004. This extinguishment of debt resulted in an after-tax gain of $2,245,000.

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

GENERAL

     Fremont General Corporation ("Fremont" or "the Company") is a financial services holding company. Fremont manages its business through two operating segments: (i) financial services and (ii) property and casualty insurance. Fremont's financial services' segment is consolidated within Fremont General Credit Corporation, which is engaged in collateralized commercial and consumer lending, primarily on real estate, nationwide through its California-chartered industrial bank subsidiary, Fremont Investment & Loan ("FIL"). Fremont's property and casualty insurance segment is consolidated within Fremont Compensation Insurance Group ("FCIG") and substantially all of its insurance operation is represented by the underwriting of workers' compensation insurance policies.

     This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented under Item 1, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

RESULTS OF OPERATIONS

     The Company reported net income of $14.8 million and $29.3 million for the three and six months ended June 30, 2001. This was comprised of net income from continuing operations of $14.3 million and $26.4 million and after-tax gains on the extinguishment of debt of $529,000 and $2.9 million, respectively. This is compared to net losses from continuing operations of $270.3 million and $260.8 million for the same respective periods of 2000.

     The following table presents a summary of the Company's income (loss) before taxes by business segment and net after tax income for the three and six months ended June 30, 2001 and 2000, respectively:



                                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                               JUNE 30,                      JUNE 30,
                                                                       ------------------------      ------------------------
                                                                          2001          2000           2001           2000
                                                                       ---------     ----------      ---------     ----------
                                                                                       (THOUSANDS OF DOLLARS)

Income (loss) before taxes:
  Financial services ...............................................   $  34,070     $   23,072      $  65,074     $   43,902
  Property and casualty insurance ..................................        (122)      (425,833)           (48)      (425,766)
  Unallocated corporate interest and other expenses ................     (13,572)       (14,844)       (26,207)       (22,193)
                                                                       ---------     ----------      ---------     ----------
Total income before taxes from continuing operations ...............      20,376       (417,605)        38,819       (404,057)
Income tax expense (benefit) .......................................       6,092       (147,287)        12,453       (143,223)
                                                                       ---------     ----------      ---------     ----------
Net income (loss) from continuing operations .......................      14,284       (270,318)        26,366       (260,834)
Extraordinary gain on extinguishment of debt, net of tax ...........         529          2,245          2,965          2,245
                                                                       ---------     ----------      ---------     ----------
Net income (loss) ..................................................   $  14,813     $ (268,073)     $  29,331     $ (258,589)
                                                                       =========     ==========      =========     ==========


     The Company's financial services segment recorded income before taxes for the three and six months ended June 30, 2001 of $34.1 million and $65.1 million, respectively, as compared to $23.1 million and $43.9 million for the same respective periods in 2000. The increase in income before taxes for the quarter ended June 30, 2001 represents a 48% increase over the results for the same respective period of 2000 and, is a result of an increased level of interest-bearing assets, primarily commercial real estate loans, lower operating expense ratios and higher levels of gains on the whole loan sales of residential real estate loans, offset by lower interest margins and a higher provision for loan losses. The Company's loans receivable, before allowance for loan losses, were approximately $3.70 billion at June 30, 2001, as compared to $3.47 billion and $3.20 billion at December 31, 2000 and June 30, 2000, respectively. Operating expenses for the financial services segment, as a percentage of average interest-bearing assets, decreased to 1.6% and 1.7% during the three and six month periods ended June 30, 2001 as compared to 2.2% and 2.4% for the same respective periods of 2000. This decrease is a result of cost reduction programs implemented by the Company and various operating efficiencies associated with increased volumes of loan originations and outstandings. Gains on the whole loan sales of residential real estate loans, net of reductions in the carrying valuations of loans held for sale, increased from $2.9 million and $4.4 million in the three and six months ended 2000 to $6.2 million and $12.5 million for the same respective periods of 2001. This increase is primarily attributable to improved market conditions for the pricing of residential real estate loans and the Company's ability to lower its costs associated with originating these loans. The volume of loans sold in the second quarter of 2000 was $609 million as compared to $702 million in the second quarter of 2001.

     The Company's property and casualty insurance segment recorded a loss before taxes of $122,000 and $48,000 for the three and six months ended June 30, 2001, respectively, as compared to a $425.8 million loss before taxes for both the three and six month periods ended June 30, 2000. The combined ratio was 132.8% and 127.4% for the three and six months ended June 30, 2001 as compared to 259.0% and 189.4% for the same respective periods of 2000. As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, the Company's workers' compensation insurance subsidiaries incurred substantial operating losses during 2000 and, as a result, operate under an agreement with the California Department of Insurance ("DOI") which provides for additional regulatory supervision of certain of their business activities. The higher combined ratio in the second quarter of 2000 (and resultantly, the first six months of 2000) was predominantly the result of increases in the Company's gross liability for loss and loss adjustment expenses totaling $450 million. Due to the regulatory involvement, A. M. Best reduced their rating on the Company's workers' compensation insurance subsidiaries to "E" (Under Regulatory Supervision) in December 2000. This rating downgrade severely limited the Company's ability to retain policy renewals and to originate new business. In an effort to mitigate the impact of its lowered rating, the Company's workers' compensation insurance subsidiaries finalized, in May 2001, a fronting facility with "A" rated (by A. M. Best) affiliates of Clarendon Insurance Group. The establishment of this fronting facility provides the Company with the ability to issue new and renewal workers' compensation insurance policies under the name of an insurance carrier with an "A" rating. As of July 31, 2001, a total of $25.2 million in estimated gross annual premium was in force under the fronting facility.

     The unallocated corporate interest and other expense loss before taxes for the three and six months ended June 30, 2001, was $13.6 million and $26.2 million as compared to $14.8 million and $22.2 million for the same respective periods in 2000. The increase in the total loss before taxes for the six months ended June 30, 2001 is due primarily to lower affiliate interest income from the Company's downstream insurance property and casualty holding company subsidiary. The lower affiliate interest income resulted from the Company's conversion on April 1, 2000 of approximately $267 million in notes receivable due from this subsidiary to common equity, thereby establishing a capital contribution to the affiliate.



                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                ------------------------      ------------------------
                                                   2001           2000           2001            2000
                                                ---------      ---------      ---------      ---------
                                                                (THOUSANDS OF DOLLARS)


Revenues:
    Financial services ......................   $ 115,019      $ 100,745      $ 230,174      $ 196,419
    Property and casualty insurance .........     102,160        326,426        250,233        622,075
    Unallocated corporate revenue ...........         619          1,163          1,522          2,477
                                                ---------      ---------      ---------      ---------
              Total .........................   $ 217,798      $ 428,334      $ 481,929      $ 820,971
                                                =========      =========      =========      =========


     The Company generated revenues of approximately $218 million and $482 million for the three and six months ended June 30, 2001, as compared to $428 million and $821 million for the same respective periods in 2000. Lower consolidated revenues in 2001 resulted from significantly lower workers' compensation insurance premiums in the property and casualty insurance segment offset by higher revenues in the financial services segment. The Company's workers' compensation insurance premiums earned dropped significantly primarily as a result of the workers' compensation insurance subsidiaries rating downgrade to "E". The Company also reduced the geographic operating area of its workers' compensation insurance operation from a nationwide base to originating premiums only in the western United States, primarily in California. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for a more detailed discussion on the restructuring of the Company's workers' compensation insurance operation during 2000. Revenues in the financial services segment increased in 2001 as the Company's average interest-bearing assets increased to $4.51 billion and $4.40 billion in the three and six months ended June 30, 2001 from $3.95 billion and $3.89 billion in the same respective periods in 2000. Net margins (annualized) on the Company's financial services average interest-bearing assets increased by 0.05% and decreased by 0.19% in the second quarter of 2001 as compared to the first quarter of 2001 and the second quarter of 2000, respectively.

     During the three months ended June 30, 2001 the Company extinguished $2 million in principal amount of its publicly traded 7.875% Series B Senior Notes due 2009 ("Senior Notes"). The Company recognized an after-tax gain of $529,000 from this extinguishment in the three months ended June 30, 2001. The after-tax gain is reported as an extraordinary item in the accompanying Consolidated Statements of Operations.

     Income tax expense of $6.1 million and $12.5 million for the three and six months ended June 30, 2001, represents effective tax rates of 30% and 32%, respectively, on income before taxes and extraordinary items of $20.4 million and $38.8 million for the same respective periods. The effective tax rates for both periods presented are different than the federal enacted tax rate of 35%, due mainly to tax exempt investment income and non-deductible goodwill amortization.

FINANCIAL SERVICES OPERATION

     The following table summarizes the Company's financial services segment earnings for the respective quarters indicated:



                                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                               JUNE 30,                     JUNE 30,
                                                                       ------------------------      ------------------------
                                                                          2001          2000           2001           2000
                                                                       ---------     ----------      ---------      ---------
                                                                                      (THOUSANDS OF DOLLARS)
FINANCIAL SERVICES
Interest and fee income on loans receivable ........................   $ 103,329      $  91,971      $ 202,342      $ 179,306
Interest income on investment securities ...........................       2,164          4,289          7,590          7,880
                                                                       ---------      ---------      ---------      ---------
   Total interest income ...........................................     105,493         96,260        209,932        187,186
Interest expense ...................................................      57,328         52,374        117,019        100,902
                                                                       ---------      ---------      ---------      ---------
   Net interest income .............................................      48,165         43,886         92,913         86,284
Provision for loan losses ..........................................       6,112          3,372         11,849          5,405
                                                                       ---------      ---------      ---------      ---------
   Net interest income after provision for loan losses .............      42,053         40,514         81,064         80,879
Other non-interest income ..........................................       9,526          4,485         20,242          9,233
Operating expenses .................................................     (17,509)       (21,927)       (36,232)       (46,210)
                                                                       ---------      ---------      ---------      ---------
Income before taxes ................................................   $  34,070      $  23,072      $  65,074      $  43,902
                                                                       =========      =========      =========      =========

   The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:



                                                    JUNE 30,                DECEMBER 31,                  JUNE 30,
                                                     2001                       2000                        2000
                                              ------------------         ------------------        ----------------------
                                                             % OF                     % OF                          % OF
                                                 AMOUNT     TOTAL          AMOUNT     TOTAL           AMOUNT       TOTAL
                                              -----------   -----       -----------   -----        -----------     -----
                                                                   (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)


Commercial real estate loans ..............   $ 3,281,449      89%      $ 2,923,269      84%       $ 2,638,466        82%
Residential real estate loans .............       151,647       4%          239,655       7%           141,298         4%
Syndicated loans ..........................       271,895       7%          317,471       9%           348,202        11%
Insurance premium finance loans ...........            -        -                 -       -             83,083         3%
Other .....................................        10,408       -             8,942       -              4,023         -
                                              -----------   ------       -----------   -----        -----------     -----
Total loans receivable ....................     3,715,399     100%        3,489,337     100%         3,215,072       100%
Yield discounts and deferred fees .........       (19,535)  ======          (18,482)   =====           (15,086)     =====
                                              -----------                -----------               -----------
Total net loans receivable ................     3,695,864                 3,470,855                  3,199,986
Less allowance for loan losses ............       (73,134)                  (67,599)                   (59,574)
                                              -----------               -----------                -----------
Total loans receivable, net of allowance ..   $ 3,622,730               $ 3,403,256                $ 3,140,412
                                              ===========               ===========               ============

Residential real estate loans held
  for sale ................................   $   607,934               $   298,568                $   402,269
                                              ===========               ===========                ===========

   As of June 30, 2001, approximately 49% of the Company's commercial real estate loans outstanding were secured by properties located in California; the next largest state, Virginia, represented approximately 6% of the loan portfolio. The Company's largest single commercial real estate loan outstanding at June 30, 2001 was $37.4 million.

     The following table breaks out commercial real estate loans by amounts outstanding as of June 30, 2001 (in thousands of dollars, except percents and number of loans):


                                        NUMBER           TOTAL LOANS
         LOAN SIZE RANGE               OF LOANS          OUTSTANDING     %
-----------------------------          --------          ------------------

$0 - $5 million ....................        457          $   834,748     26%
> $5 million - $10 million .........        113              798,861     24%
> $10 million - $15 million ........         48              597,308     18%
> $15 million - $20 million ........         28              495,123     15%
> $20 million - $30 million ........         16              383,344     12%
> $30 million - $40 million ........          5              172,065      5%
> $40 million ......................          -                    -      -
                                       --------          -------------------
                                            667          $ 3,281,449    100%
                                       ========          ===================

     The following table identifies the interest income, interest expense, average interest bearing assets and liabilities, and interest margins for the Company's financial services operation:



                                                                        SIX MONTHS ENDED JUNE 30,
                                             -----------------------------------------------------------------------------------
                                                               2001                                        2000
                                             -------------------------------------        --------------------------------------
                                               AVERAGE                      YIELD/          AVERAGE                       YIELD/
                                               BALANCE       INTEREST      COST (1)         BALANCE       INTEREST      COST (1)
                                             -----------     ---------     -------        -----------     ---------     -------
                                                             (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-bearing assets (2) :
  Commercial real estate loans ...........   $ 3,107,176     $ 155,503       10.09%       $ 2,437,521     $ 120,917        9.98%
  Residential real estate loans (3) ......       713,244        33,821        9.56            788,548        38,000        9.69
  Syndicated loans .......................       303,119        13,018        8.66            342,174        16,481        9.69
  Insurance premium finance loans ........             -             -           -             72,097         3,908       10.90
  Investments ............................       278,046         7,590        5.50            245,717         7,880        6.45
                                             -----------     ---------                    -----------     ---------
    Total interest-bearing assets ........   $ 4,401,585     $ 209,932        9.62%       $ 3,886,057     $ 187,186        9.69%
                                             ===========     =========                    ===========     =========

Interest-bearing liabilities:
  Time deposits ..........................   $ 3,234,030     $  99,289        6.19%       $ 2,840,573     $  82,495        5.84%
  Savings deposits .......................       680,811        16,311        4.83            676,585        18,181        5.40
  Debt with banks and
    other institutions ...................        64,272         1,380        4.33              6,621           207        6.29
  Other ..................................         3,915            39        2.01              1,933            19        1.98
                                             -----------     ---------                    -----------     ---------
    Total interest-bearing liabilities ...   $ 3,983,028     $ 117,019        5.92%       $ 3,525,712     $ 100,902        5.76%
                                             -==========     =========                    ===========     =========

Net interest income ......................                   $  92,913                                    $  86,284
                                                             =========                                    =========

Percent of average interest-bearing
 assets:
  Interest income ........................                        9.62%                                        9.69%
  Interest expense .......................                        5.36%                                        5.22%
                                                             ---------                                    ---------
    Net interest margin ..................                        4.26%                                        4.47%
                                                             =========                                    =========

(1) Annualized.
(2) Average loan balances include non-accrual loan balances and exclude residual interests in securitized loans.
(3) Includes loans held for sale.


     The Company's net interest margin as a percentage of average interest-bearing assets decreased to 4.26% in the six months ended June 30, 2001 as compared to the same respective period in 2000 level of 4.47%. The decrease is due primarily to the differential between the repricing of the Company's variable-rate loans receivable and the Company's deposits which fund the loans when interest rates were declining during the first and second quarters of 2001, as well as the effect of an increase in non-interest accruing loans.

     The following table describes the asset classifications, loss experience and allowance for loan losses reconciliation of the financial services operation as of or for the periods ended as shown below:



                                                                                AS OF OR FOR SIX MONTH
                                                                                PERIOD ENDING JUNE 30,
                                                                                -----------------------
                                                                                  2001            2000
                                                                                -------         -------
                                                                                 (THOUSANDS OF DOLLARS)

Non-accrual loans receivable:
  Commercial real estate loans .............................................    $ 54,559       $ 21,108
  Residential real estate loans ............................................      17,634         19,777
  Syndicated loans .........................................................       4,970              -
  Insurance premium finance loans ..........................................           -            668
  Other ....................................................................         129             16
                                                                                --------       --------
                                                                                  77,292         41,569
Real estate owned ("REO"):
  Commercial real estate loans .............................................       9,868              -
  Residential real estate loans ............................................       5,803          2,965
                                                                                --------       --------
                                                                                  15,671          2,965
                                                                                --------       --------
Total non-performing assets .................................................   $ 92,963       $ 44,534
                                                                                ========       ========


Accrual loans 90 days past due:
  Commercial real estate loans .............................................    $ 16,373       $  2,237
  Insurance premium finance loans ..........................................           -            561
  Other ....................................................................           -            384
                                                                                --------       --------
                                                                                $ 16,373       $  3,182
                                                                                ========       ========



Beginning allowance for loan losses ........................................    $ 67,599       $ 56,494
Provision for loan losses ..................................................      11,849          5,405
Charge-offs:
  Commercial real estate loans .............................................       1,971          1,763
  Residential real estate loans ............................................         581            598
  Syndicated loans .........................................................       3,855              -
  Insurance premium finance loans ..........................................           -             77
                                                                                --------       --------
    Total charge-offs ......................................................       6,407          2,438
                                                                                --------       --------
Recoveries:
  Commercial real estate loans .............................................           -             43
  Residential real estate loans ............................................          93             57
  Syndicated loans .........................................................           -              -
  Insurance premium finance loans ..........................................           -             13
                                                                                --------       --------
    Total recoveries .......................................................          93            113
                                                                                --------       --------
Net charge-offs ............................................................       6,314          2,325
                                                                                --------       --------
Ending allowance for loan losses ...........................................    $ 73,134       $ 59,574
                                                                                ========       ========


                                                                                AS OF OR FOR SIX MONTH PERIOD
                                                                                        ENDING JUNE 30,
                                                                                -----------------------------
                                                                                    2001             2000
                                                                                -----------       -----------
                                                                                   (THOUSANDS OF DOLLARS,
                                                                                       EXCEPT PERCENTS)

Allocation of allowance for loan losses:
  Commercial real estate loans .............................................    $    61,851       $    48,764
  Residential real estate loans ............................................          5,379             4,392
  Syndicated loans .........................................................          5,904             5,573
  Insurance premium finance loans ..........................................              -               845
                                                                                -----------       -----------
    Total allowance for  loan losses .......................................    $    73,134       $    59,574
                                                                                ===========       ===========

As of end of period indicated:
  Total loans receivable before allowance for loan losses ..................    $ 3,695,864       $ 3,199,986
  Non-performing assets to total loans receivable plus REO .................           2.50%             1.39%
  Allowance for loan losses to total loans receivable ......................           1.98%             1.86%
  Allowance for loan losses to non-performing assets .......................          78.67%           133.77%
  Accrual loans 90 days past due to total loans receivable .................           0.44%             0.10%


For period ended:
  Average total loans receivable (1) .......................................    $ 4,123,539       $ 3,640,340
  Net charge-offs to average total loans receivable ........................           0.31%             0.13%

(1) Includes loans held for sale.


     Non-performing assets increased to $93.0 million, or 2.50% of total loans receivable plus real estate owned at June 30, 2001, from $44.5 million or 1.39% at June 30, 2000. The $93.0 million of non-performing assets at June 30, 2001, however, is a decrease from $100.3 million, or 2.73% of total loans receivable plus real estate owned, at March 31, 2001. Non-performing assets totaled $86.1 million as of December 31, 2000, or 2.47% of total loans receivable plus real estate owned. In addition, there were $16.4 million in loans on accrual status at June 30, 2001 which were 90 days or greater past due. Accruing loans past due 90 days or more include approximately $7.0 million in loans that are contractually past maturity, but continue to make interest payments. The level of non-performing assets fluctuates and specific loans can have a material impact upon the total.

     The provision for loan losses for the six months ended June 30, 2001 increased to $11.8 million, as compared to $5.4 million in the same respective period of 2000. The allowance for loan losses, however, as a percentage of total loans receivable, excluding loans held for sale, remained relatively consistent at 1.98% as of June 30, 2001, as compared to 1.93% at March 31, 2001 and 1.95% at December 31, 2000, respectively. The allowance for loan losses, as a percentage of total loans receivable, was 1.86% at June 30, 2000. The increase in the provision for loan losses during the six months ended June 30, 2001, as compared to same respective period of 2000, is primarily due to increased levels of net loan charge-offs in the Company's syndicated loan portfolio and a slightly higher level in the allowance for loan losses as a percentage of total loans receivable.

PROPERTY AND CASUALTY INSURANCE OPERATION

     The following table summarizes the Company's property and casualty insurance segment earnings for the respective quarters indicated:



                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 JUNE 30,                   JUNE 30,
                                                       -------------------------    --------------------------
                                                          2001          2000           2001           2000
                                                       ---------     -----------    ----------     -----------
                                                                       (THOUSANDS OF DOLLARS)

Property and Casualty Insurance
Net earned premium .................................   $  77,040     $  289,575     $  195,728     $   548,685
Loss and loss adjustment expenses ..................     (71,756)      (648,866)      (171,968)       (854,445)
Underwriting expenses ..............................     (29,336)       (74,974)       (74,266)       (152,385)
Policyholder dividends .............................      (1,215)       (26,137)        (3,182)        (32,485)
                                                       ---------     ----------     ----------     -----------
   Underwriting loss ...............................     (25,267)      (460,402)       (53,688)       (490,630)
Investment income ..................................      25,219         34,900         52,469          71,128
Realized gains (losses) on investments .............          78            (28)         1,412            (239)
Interest expense ...................................        (248)          (508)          (493)         (6,436)
Other ..............................................          96            205            252             411
                                                       ---------     ----------     ----------     -----------
Loss before taxes ..................................   $    (122)    $ (425,833)    $     (48)     $  (425,766)
                                                       =========     ==========     ==========     ===========


     Set forth below are the respective underwriting ratios of the Company's property and casualty insurance business as determined in accordance with generally accepted accounting principles ("GAAP"):


                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                           ----------------
                                                                            2001      2000
                                                                           -----      -----


       Loss and loss adjustment expense ratio ..........................    87.9%     155.7%
       Underwriting expense ratio ......................................    37.9%      27.8%
       Policyholders' dividend ratio ...................................     1.6%       5.9%
                                                                           -----      -----
         Total combined ratio ..........................................   127.4%     189.4%
                                                                           =====      =====

     During the six months ended June 30, 2001, the Company's property and casualty insurance operation's combined ratio was 127.4% as compared to 189.4% for the same respective period of 2000. The increased levels of loss and loss adjustment expenses in 2000 is due primarily to a $450 million addition to the Company's loss and loss adjustment expense reserves during the second quarter of 2000. The increase in the unallocated loss adjustment expense and the underwriting expense components of these ratios is due primarily to higher earned premiums in the six months ended June 30, 2000 as compared to the six months ended June 30, 2001 and the effect of premiums earned declining faster than expenses were reduced. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for special discussions of loss and loss adjustment expense reserve increases taken by the Company during 1999 and 2000.

     Investment income decreased during the three and six months ended June 30, 2001 to $25.2 million and $52.5 million, as compared to $34.9 million and $71.1 million for the same respective periods of 2000. This decrease was due primarily to significantly lower amounts of invested assets during the three and six months ended June 30, 2001 and lower investment yields. The Company's property and casualty insurance operation continued to experience significant negative cash flow during the second quarter of 2001 as claims were paid out with less new premium volume being generated. The Company expects to continue to experience negative cash flow in this segment into the foreseeable future due to its expectation of significantly reduced levels of workers' compensation insurance premiums. The Company's property and casualty insurance segment also had less interest expense in the six months ended June 30, 2001, as compared to the first six months of 2000, due to the conversion on April 1, 2000 of approximately $267 million of the property and casualty insurance's holding company debt into equity.

     Using estimated annual premiums on policies in effect, the Company's gross premiums in force have decreased to $278.7 million at June 30, 2001 from $695.2 million and $974.6 million at December 31, 2000 and June 30, 2000, respectively. Gross premiums in force have steadily declined since June 30, 2000 as a consequence of ratings downgrades, the Company's efforts to bring premium levels in line with the levels of statutory surplus in its workers' compensation insurance subsidiaries, and the restructuring of the workers' compensation insurance operation in December of 2000. The Company's commitment to strengthening its premium rate levels has also resulted in a reduction in its renewal business, which has contributed to further reductions in the Company's gross premiums in force.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's industrial bank subsidiary finances its lending activities primarily through Federal Deposit Insurance Corporation ("FDIC") insured customer deposits, which have grown to $4.06 billion at June 30, 2001 from $3.85 billion at December 31, 2000. The industrial bank is also eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"), which financing is available at various rates and terms. At June 30, 2001, the industrial bank had borrowing availability with the FHLB of $659.9 million, of which $225 million was borrowed and outstanding. In addition, the industrial bank has a line of credit with the Federal Reserve Bank of San Francisco ("FRB") with a borrowing availability of $108.4 million at June 30, 2001. There were no amounts outstanding under the line of credit with the FRB at June 30, 2001. The Company believes it has sufficient liquidity and capital resources to fund its financial services operations for the foreseeable future.

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

     As a holding company, Fremont General Corporation pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, intercompany tax payments from its industrial bank, management fees paid by its subsidiaries and dividends from its subsidiaries. Dividends paid on Fremont General Corporation's common stock aggregated $4.2 million and $11.0 million during the six months ended June 30, 2001 and 2000, respectively, however, the Company can give no assurance that future common stock dividends will be declared. As a result of the substantial operating losses incurred by the Company's property and casualty insurance operations during 2000, and its agreement with the DOI, Fremont does not expect to receive any dividends from its property and casualty insurance operations for the foreseeable future. Under the agreement with the DOI, Fremont General Corporation has agreed to provide additional capital to the workers' compensation insurance subsidiaries in five annual installments of $6 million each, the first installment of which was contributed in the first quarter of 2001. The Company has available to it significant tax net operating loss carryforwards, which may be utilized to reduce or eliminate future tax payments. As a result, intercompany payments of tax obligations from the industrial bank, which would otherwise be payable to taxing authorities, are available for use by Fremont General Corporation for general working capital purposes.

     Under the fronting facility established with affiliates of Clarendon Insurance Group (together "Clarendon"), Fremont General Corporation has guaranteed the payment to Clarendon of its fronting fee for the underwriting period of May 1, 2001 through May 31, 2002. The guarantee has been collateralized by a cash payment in May 2001 by Fremont General Corporation to Clarendon in the amount of $13 million. The $13 million in collateral will be returned, with interest, to Fremont General Corporation as Clarendon collects its fronting fee from premiums written under the fronting facility. The Company, however, can give no assurance that enough premiums will be written under the fronting facility to fully recover its $13 million in collateral. The $13 million represents the fronting fee percentage due Clarendon of 6.5% times the premium volume guaranty of $200 million during the underwriting period. A subsidiary of Fremont Indemnity Company, a workers' compensation insurance subsidiary, is to receive certain amounts from Clarendon for underwriting and claims administration expenses.

     Fremont General Corporation has cash and short term investments of $57.2 million at June 30, 2001 and no debt maturities until March of 2004 and believes that, with its other available sources of liquidity, it will have sufficient means to satisfy its liquidity needs for at least the next twelve months.




ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk resulting primarily from fluctuations in interest rates arising from balance sheet financial instruments such as investments, loans and debt. Changes in interest rates will affect the Company's net investment income, loan interest, interest expense and total stockholders' equity. The objective of Fremont's asset and liability management activities is to provide the highest level of net interest and investment income and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk. Fremont currently owns no derivative financial instruments and, consequently, is not subject to market risk for such off-balance sheet financial instruments. Furthermore, the Company does not have exposure to foreign currency or commodity price risk. Quantitative and qualitative disclosures about the Company's market risk are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. There have been no material changes in such risks or in the Company's asset and liability management activities during the six months ended June 30, 2001.

                           PART II - OTHER INFORMATION


ITEM 1:           Legal Proceedings.
                  None.

ITEM 2:           Changes in Securities and Use of Proceeds.
                  None.

ITEM 3:           Defaults Upon Senior Securities.
                  None.

ITEM 4:           Submission of Matters to a Vote of Security Holders.
                  None.

a)    The Annual Meeting of Stockholders was held on May 31, 2001.

b) The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors have been elected and qualified:

             J.A. McIntyre                  D.W. Morrisroe
             W.R. Bailey                    L.J. Rampino
             T.W. Hayes                     D.C. Ross

c) The directors named in (b) above were elected. The results of the voting of the 64,864,497 shares represented at the meeting are summarized in the following table:

                                                                          VOTES
                                               FOR                      WITHHELD
                                            ----------                 ---------
              J.A. McIntyre                 60,354,049                 4,510,448
              W.R. Bailey                   60,250,650                 4,613,847
              T.W. Hayes                    62,398,463                 2,466,034
              D.W. Morrisroe                62,372,131                 2,492,366
              L.J. Rampino                  60,167,288                 4,697,209
              D.C. Ross                     62,332,135                 2,532,362

d) The appointment of the accounting firm of Ernst & Young LLP as the Corporation's Independent Auditors was ratified. The results of the voting of the 64,864,497 shares represented at the meeting are summarized in the following table:


                 FOR                        AGAINST                    ABSTAINED
              ----------                    -------                    ---------
              63,655,313                    980,294                      228,890


ITEM 5:           Other Information.
                  None.

ITEM 6:           Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K

         (a)      Exhibits.


     EXHIBIT NO.                             DESCRIPTION
     -----------      ----------------------------------------------------------

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

     EXHIBIT NO.                             DESCRIPTION
     -----------      ----------------------------------------------------------


       10.1(a)* Fremont General Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed on April 9, 2001, Registration Number 333-58560.)

       10.1(b)* First Amendment to the Fremont General Corporation Supplemental Executive Retirement Plan.

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

       10.3(b)* Second Amendment to the Fremont General Corporation Excess Benefit Plan.

       10.3(c)* Trust Agreement for Fremont General Corporation Excess Benefit Plan. (Incorporated by reference to Exhibit
                      10.8 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

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

     EXHIBIT NO.                             DESCRIPTION
     -----------      ----------------------------------------------------------


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

     EXHIBIT NO.                             DESCRIPTION
     -----------      ----------------------------------------------------------


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

----------------------------------

     *Management or compensatory plans or arrangements.

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

                                                 FREMONT GENERAL CORPORATION



Date:  August 14, 2001                           /s/  LOUIS J. RAMPINO
                                                 -------------------------------
                                                 Louis J. Rampino, President,
                                                 Chief Operating Officer and
                                                 Director




Date:  August 14, 2001                           /s/  PATRICK E. LAMB
                                                 -------------------------------
                                                 Patrick E. Lamb, Senior Vice
                                                 President and Principal
                                                 Accounting Officer

                                 EXHIBIT INDEX


     EXHIBIT NO.                             DESCRIPTION
     -----------      ----------------------------------------------------------

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

     EXHIBIT NO.                             DESCRIPTION
     -----------      ----------------------------------------------------------


       10.1(a)* Fremont General Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed on April 9, 2001, Registration Number 333-58560.)

       10.1(b)* First Amendment to the Fremont General Corporation Supplemental Executive Retirement Plan.

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

       10.3(b)* Second Amendment to the Fremont General Corporation Excess Benefit Plan.

       10.3(c)* Trust Agreement for Fremont General Corporation Excess Benefit Plan. (Incorporated by reference to Exhibit
                      10.8 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

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

     EXHIBIT NO.                             DESCRIPTION
     -----------      ----------------------------------------------------------


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

     EXHIBIT NO.                             DESCRIPTION
     -----------      ----------------------------------------------------------


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

----------------------------------

     *Management or compensatory plans or arrangements.

     With respect to long-term debt instruments, the Registrant undertakes to provide copies of such agreements upon request by the Commission.