Form 10-Q
period 2001-09-30
FREMONT GENERAL CORP
filed 2001-11-14
CIK 38984

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                              SHARES OUTSTANDING
           CLASS                                                OCTOBER 31, 2001
Common Stock, $1.00 par value                                      70,734,900


--------------------------------------------------------------------------------

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                        PAGE NO.
                                                                        --------

Item    1.   Financial Statements

             Consolidated Balance Sheets
               September 30, 2001 and December 31, 2000 ..............         3

             Consolidated Statements of Operations
               Three and Nine Months Ended September 30, 2001
               and 2000 ..............................................         4

             Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 2001 and 2000 .........         5

             Notes to Consolidated Financial Statements
               on Form 10-Q ..........................................         6

Item    2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations .........        10

Item    3.   Quantitative and Qualitative Disclosure About
               Market Risk ...........................................        22


                           PART II - OTHER INFORMATION


Items 1-5.   Not applicable

Item    6.   Exhibits and Reports on Form 8-K ........................        23

Signatures ...........................................................        27

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                    2001           2000
                                                                                -----------     -----------
                                                                                (UNAUDITED)
                                                                                   (THOUSANDS OF DOLLARS)

ASSETS
Investment securities available for sale at fair value:
  Fixed maturity investments (cost: 2001-$826,177; 2000-$925,727) ...........   $   832,126     $   890,075
  Non-redeemable preferred stock (cost: 2001-$275,138; 2000-$276,809)               246,958         234,280
                                                                                -----------     -----------
    Total investment securities available for sale ..........................     1,079,084       1,124,355
Loans receivable, net of unearned income and allowance for loan losses ......     3,771,979       3,403,256
Short-term investments ......................................................       536,300         843,434
Loans held for sale .........................................................       641,853         298,568
Residual interests in securitized loans at fair value .......................        43,710          52,061
Other investments ...........................................................        36,275          11,110
                                                                                -----------     -----------
       TOTAL INVESTMENTS AND LOANS ..........................................     6,109,201       5,732,784

Cash ........................................................................        70,587         198,099
Accrued investment income ...................................................        38,180          40,638
Premiums receivable and agents' balances ....................................       160,642         364,618
Reinsurance recoverable on paid losses ......................................        52,837          43,460
Reinsurance recoverable on unpaid losses ....................................       858,222         975,404
Deferred policy acquisition costs ...........................................         4,335           9,491
Costs in excess of net assets acquired ......................................        17,931          21,660
Deferred income taxes .......................................................       352,723         395,414
Other assets ................................................................       173,201         178,699
Assets held for discontinued operations .....................................       185,304         203,791
                                                                                -----------     -----------
       TOTAL ASSETS .........................................................   $ 8,023,163     $ 8,164,058
                                                                                ===========     ===========

LIABILITIES
Claims and policy liabilities:
  Losses and loss adjustment expenses .......................................   $ 2,301,557     $ 2,808,433
  Life insurance benefits and liabilities ...................................        70,148          91,024
  Unearned premiums .........................................................        61,279         214,045
  Dividends to policyholders ................................................        35,711          33,497
                                                                                -----------     -----------
    Total Claims and Policy Liabilities .....................................     2,468,695       3,146,999

Other liabilities ...........................................................       174,926         267,314
Deposits ....................................................................     4,183,588       3,849,211
Short-term debt .............................................................       260,000               -
Long-term debt ..............................................................       348,831         376,843
Liabilities of discontinued operations ......................................       160,305         178,792
                                                                                -----------     -----------
       Total Liabilities ....................................................     7,596,345       7,819,159

Company-obligated mandatorily redeemable preferred securities of subsidiary Trust holding solely Company junior subordinated
  debentures ................................................................       100,000         100,000

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share-Authorized: 150,000,000 shares; issued and outstanding: (2001 - 70,669,000 and
  2000 - 70,732,000) ........................................................        70,669          70,732
Additional paid-in capital ..................................................       275,215         280,764
Retained earnings ...........................................................        51,747          10,677
Deferred compensation .......................................................       (56,363)        (66,456)
Accumulated other comprehensive loss ........................................       (14,450)        (50,818)
                                                                                -----------     -----------
       TOTAL STOCKHOLDERS' EQUITY ...........................................       326,818         244,899
                                                                                -----------     -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................   $ 8,023,163     $ 8,164,058
                                                                                ===========     ===========

           See notes to consolidated financial statements on Form 10-Q

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                       -----------------------     -------------------------
                                                                         2001          2000          2001            2000
                                                                       ---------     ---------     ---------     -----------
                                                                           (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

REVENUES
Interest and fee income on loans receivable ........................   $ 102,539     $  99,395     $ 304,881     $   278,701
Property and casualty insurance net premiums earned ................      56,076       249,813       251,804         798,498
Net investment income ..............................................      25,328        39,628        87,281         123,203
Gain on sales of loans .............................................      15,936         3,736        29,669           8,589
Realized investment gains (losses) .................................           4        (2,118)        1,416          (2,357)
Other revenue (expense) ............................................       3,997           (62)       10,758           4,729
                                                                       ---------     ---------     ---------     -----------
    TOTAL REVENUES .................................................     203,880       390,392       685,809       1,211,363

EXPENSES
Losses and loss adjustment expenses ................................      57,046       200,352       229,014       1,052,616
Policy acquisition costs ...........................................       8,906        58,035        40,723         170,856
Provision for loan losses ..........................................      19,136         4,762        30,985          10,167
Other operating costs and expenses .................................      34,640        44,147       122,535         141,243
Dividends to policyholders .........................................      (1,500)        5,901         1,682          38,386
Interest expense ...................................................      62,986        67,972       199,385         192,929
                                                                       ---------     ---------     ---------     -----------
    TOTAL EXPENSES .................................................     181,214       381,169       624,324       1,606,197
                                                                       ---------     ---------     ---------     -----------

Income (loss) before taxes .........................................      22,666         9,223        61,485        (394,834)
Income tax expense (benefit) .......................................       8,047         2,951        20,500        (140,272)
 ...................................................................   ---------     ---------     ---------     -----------

Net income (loss) from continuing operations .......................      14,619         6,272        40,985        (254,562)
Extraordinary gain on extinguishment of debt, net of tax ...........       1,380         4,664         4,345           6,909
                                                                       ---------     ---------     ---------     -----------

NET INCOME (LOSS) ..................................................   $  15,999     $  10,936     $  45,330     $  (247,653)
                                                                       =========     =========     =========     ===========


PER SHARE DATA
Basic:
  Net income (loss) from continuing operations .....................   $    0.23     $    0.10     $    0.63     $     (4.05)
  Extraordinary gain on extinguishment of debt .....................        0.02          0.07          0.07            0.11
                                                                       ---------     ---------     ---------     -----------
  Net income (loss) ................................................   $    0.25     $    0.17     $    0.70     $     (3.94)
                                                                       =========     =========     =========     ===========

Diluted:
  Net income (loss) from continuing operations .....................   $    0.21     $    0.09     $    0.58     $     (4.05)
  Extraordinary gain on extinguishment of debt .....................        0.02          0.07          0.06            0.11
                                                                       ---------     ---------     ---------     -----------
  Net income (loss) ................................................   $    0.23     $    0.16     $    0.64     $     (3.94)
                                                                       =========     =========     =========     ===========


 Cash dividends ....................................................   $    0.02     $    0.04       $ 0.06      $      0.20

Weighted average shares (in thousands):
  Basic ............................................................      65,112        63,535       64,839           62,876
  Diluted ..........................................................      70,696        69,468       70,504           62,876


           See notes to consolidated financial statements on Form 10-Q

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                -------------------------------
                                                                                    2001               2000
                                                                                ------------       ------------
                                                                                    (THOUSANDS OF DOLLARS)


OPERATING ACTIVITIES
Net income (loss) from continuing operations ...............................    $     40,985       $   (254,562)
Adjustments to reconcile net income (loss) from continuing
  operations to net cash used in operating activities:
    Change in premiums receivable and agents' balances
      and reinsurance recoverable on paid losses ...........................         194,599            (72,154)
    Change in accrued investment income ....................................           2,458              5,958
    Change in claims and policy liabilities ................................        (544,048)           503,429
    Amortization of policy acquisition costs ...............................          40,723            170,856
    Policy acquisition costs deferred ......................................         (35,567)          (170,698)
    Net change in residual interests in securitized loans ..................           8,351              8,280
    Provision for deferred income taxes ....................................          23,109           (127,031)
    Provision for loan losses ..............................................          30,985             10,167
    Depreciation and amortization ..........................................          19,938             35,756
    Net amortization on fixed maturity investments .........................           4,648               (761)
    Realized investment (gains) losses .....................................          (1,416)             2,357
    Change in other assets and liabilities .................................         (94,659)          (134,390)
                                                                                ------------       ------------
        NET CASH USED IN OPERATING ACTIVITIES ..............................        (309,894)           (22,793)

INVESTING ACTIVITIES
Investment securities available for sale:
  Purchases ................................................................        (362,707)          (165,698)
  Sales ....................................................................         324,383            628,103
  Maturities or calls ......................................................         136,313             72,738
(Increase) decrease in short-term and other investments ....................         281,969           (557,786)
Loan originations and bulk purchases funded ................................      (3,762,897)        (3,303,055)
Receipts from repayments of loans and bulk sales of loans ..................       3,019,904          3,033,072
Purchase of property and equipment .........................................          (4,951)           (13,276)
                                                                                ------------       ------------
        NET CASH USED IN INVESTING ACTIVITIES ..............................        (367,986)          (305,902)

FINANCING ACTIVITIES
Proceeds from short-term debt ..............................................         260,000                  -
Repayments of short-term debt ..............................................               -            (10,000)
Repayments of long-term debt ...............................................         (21,634)           (12,944)
Net increase in deposits ...................................................         334,377            409,778
Annuity contract receipts ..................................................              25              1,007
Annuity contract withdrawals ...............................................         (17,099)           (44,206)
Dividends paid .............................................................          (5,647)           (16,550)
Decrease in deferred compensation plans ....................................             346              6,369
                                                                                ------------       ------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................         550,368            333,454
                                                                                ------------       ------------

INCREASE (DECREASE) IN CASH ................................................        (127,512)             4,759

Cash at beginning of year ..................................................         198,099             65,102
                                                                                ------------       ------------
CASH AT END OF PERIOD ......................................................    $     70,587       $     69,861
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


NOTE B - LOANS RECEIVABLE

     Loans receivable consist of commercial and residential real estate loans and syndicated loans. Commercial real estate loans, which are primarily variable rate, represent loans secured generally by first mortgages on properties such as office, retail, industrial, hotels/motels, multi-family and mixed-use properties. Loan terms are generally for up to five years. Residential real estate loans have loan terms for up to thirty years and are generally secured by first deeds of trust on single-family residences. Syndicated loans are commercial variable rate senior loans originated on both a revolving and fixed-term basis, generally not in excess of seven years. These loans are generally secured by substantially all of the assets of the borrower, and, if applicable, of its subsidiaries.

     Loans held for sale consist solely of residential real estate loans which are aggregated prior to their sale.


NOTE C - TOTAL COMPREHENSIVE INCOME (LOSS)

     The components of total comprehensive income (loss) are summarized in the following table:


                                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                                        ---------------------     -----------------------
                                                                          2001         2000         2001          2000
                                                                        --------     --------     --------     ----------
                                                                                     (THOUSANDS OF DOLLARS)

Net income (loss) ...................................................   $ 15,999     $ 10,936     $ 45,330     $ (247,653)
Other comprehensive income:
  Net unrealized gains (losses) on investments, net of tax:
    Net change in unrealized gains (losses) during the period,
      net of deferred income tax expense (benefit) ..................     15,857        6,682       36,042           (533)
    Less: reclassification adjustments, net of tax ..................      1,039        6,338          326          3,220
                                                                        --------     --------     --------     ----------
      Other comprehensive income ....................................     16,896       13,020       36,368          2,687
                                                                        --------     --------    ---------     ----------

Total comprehensive income (loss) ...................................   $ 32,895     $ 23,956    $  81,698     $ (244,966)
                                                                        ========     ========    =========     ==========


     The net change in unrealized gains (losses) during the period is net of deferred income tax expense (benefit) of $8,537,000 and $3,598,000 for the three months ended September 30, 2001 and 2000, respectively and $19,406,000 and $(287,000) for the nine months ended September 30, 2001 and 2000, respectively. The reclassification adjustments are net of deferred income tax expense of $560,000 and $3,413,000 for the three months ended September 30, 2001 and 2000, respectively and $176,000 and $1,734,000 for the nine months ended September 30, 2001 and 2000, respectively. The reclassification adjustments avoid double counting net unrealized gains (losses) included in accumulated other comprehensive income in different periods.


NOTE D - OPERATIONS BY REPORTABLE SEGMENT

     The Company's businesses are managed within two reportable segments: financial services and property and casualty insurance. Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that the Company does not allocate to its segments.

     The following data for the three and nine months ended September 30, 2001 and 2000 provide certain information necessary for reportable segment disclosure:

                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                       -----------------------     -------------------------
                                                                          2001          2000         2001           2000
                                                                       ---------     ---------     ---------     -----------
                                                                                      (THOUSANDS OF DOLLARS)

REVENUES
Financial services .................................................   $ 125,056     $ 107,712     $ 355,230     $   304,131
Property and casualty insurance ....................................      78,218       281,557       328,451         903,632
Unallocated corporate ..............................................         606         1,123         2,128           3,600
                                                                       ---------     ---------     ---------     -----------
Total  consolidated ................................................   $ 203,880     $ 390,392     $ 685,809     $ 1,211,363
                                                                       =========     =========     =========     ===========


INCOME (LOSS) BEFORE INCOME TAXES
Financial services .................................................   $  36,012     $  28,131     $ 101,086     $    72,033
Property and casualty insurance ....................................         134        (6,379)           86        (432,145)
Unallocated corporate ..............................................     (13,480)      (12,529)      (39,687)        (34,722)
                                                                       ---------     ---------     ---------     -----------
Total  consolidated ................................................   $  22,666     $   9,223     $  61,485     $  (394,834)
                                                                       =========     =========     =========     ===========


 NOTE E - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share ("EPS") for the three and nine months ended September 30, 2001 and 2000:


                                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                                        -------------------    ------------------------
                                                                          2001       2000         2001           2000
                                                                        --------   --------    ---------     ----------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income (loss) from continuing operations
  (numerator for basic earnings (loss) per share) ...................   $ 14,619   $  6,272     $ 40,985     $ (254,562)
Effect of dilutive securities: LYONs ................................         31         36           92              *
                                                                        --------   --------     --------     ----------
Net income (loss) from continuing operations available
  to common stockholders after assumed conversions
    (numerator for basic earnings (loss) per share) .................   $ 14,650   $  6,308     $ 41,077     $ (254,562)
                                                                        ========   ========     ========     ==========

Weighted-average shares
    (denominator for basic earnings (loss) per share) ...............     65,112     63,535       64,839         62,876

Effect of dilutive securities:
  Restricted stock ..................................................      5,291      5,638        5,372              *
  LYONs .............................................................        293        295          293              *
                                                                        --------   --------     --------     ----------
Dilutive potential common shares ....................................      5,584      5,933        5,665              *
                                                                        --------   --------     --------     ----------
Adjusted weighted-average shares and assumed
  conversions (denominator for diluted earnings (loss) per share) ...     70,696     69,468       70,504         62,876
                                                                        ========   ========     ========     ==========


Basic earnings (loss) per share from continuing operations ..........   $   0.23   $   0.10     $   0.63     $    (4.05)
                                                                        ========   ========     ========     ==========

Diluted earnings (loss) per share from continuing operations ........   $   0.21   $   0.09     $   0.58     $    (4.05)
                                                                        ========   ========     ========     ==========

* Antidilutive


NOTE F - EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

     In the three and nine months ended September 30, 2001, the Company extinguished $6,500,000 and $26,000,000, respectively, par value of its 7.875% Series B Senior Notes due 2009. The extinguishment of debt resulted in after-tax gains of $1,062,000, and $4,027,000 for the three and nine months ended September 30, 2001, respectively.

     In the three months ended September 30, 2001, the Company extinguished $3,000,000 par value of its 7.70% Series B Senior Notes due 2004 ("Senior Notes due 2004"). This extinguishment of debt resulted in an after-tax gain of $318,000.

     In the three and nine months ended September 30, 2000, the Company extinguished $13,000,000 and $19,300,000, respectively, par value of its Senior Notes due 2004. This extinguishment of debt resulted in after-tax gains of $4,270,000 and $6,515,000, respectively.

     In addition, in September 2000, the Company extinguished an aggregate $2,264,000 principal amount at maturity of its Liquid Yield Option Notes due October 12, 2013. This extinguishment of debt resulted in an after-tax gain of $394,000.

     These gains are reported as an extraordinary item in the accompanying Consolidated Statements of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those related to the plans and objectives of management for future operations, projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, economic performance and other expectations and beliefs concerning future developments and their potential effects on Fremont General Corporation. Actual developments and/or results could differ materially from those anticipated by the Company as a result of, among other things: the variability of business conditions, the inherent difficulty of accurately forecasting revenues and expenses, Fremont General Corporation's businesses' ability to sell its products, to make loans and to access capital resources and the associated costs of doing so, to collect on reinsurance and premiums receivable, the accuracy in projecting loss reserves, changes in the frequency, severity of claims and catastrophic events, inability to secure regulatory approvals from, or certain determinations or actions by, the California Department of Insurance ("DOI") on various matters, the impact of competition and pricing environments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, adverse state and federal legislation, regulation and actions, adverse court decisions and judicial climate, changes in the medical, legal and rehabilitation cost control environment, increases in fraud and abuse, changes in asset valuations and general economic conditions and trends, and other risks and uncertainties detailed in this section and elsewhere in this Form 10-Q and from time to time in Fremont's other reports, press releases and filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update such forward-looking statements.


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


RESULTS OF OPERATIONS

     The Company reported net income of $16.0 million and $45.3 million for the three and nine months ended September 30, 2001. This was comprised of net income from continuing operations of $14.6 million and $41.0 million and after-tax gains on the extinguishment of debt of $1.4 million and $4.3 million, respectively. This is compared to net income (loss) from continuing operations of $6.3 million and $(254.6) million for the same respective periods of 2000.

     The following table presents a summary of the Company's income (loss) before taxes by business segment and net after tax income for the three and nine months ended September 30, 2001 and 2000, respectively:


                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       -----------------------      ------------------------
                                                                          2001         2000           2001           2000
                                                                       ---------     ---------      ---------     ----------
                                                                                      (THOUSANDS OF DOLLARS)

Income (loss) before taxes:
   Financial services ..............................................   $  36,012     $  28,131      $ 101,086     $   72,033
   Property and casualty insurance .................................         134        (6,379)            86       (432,145)
   Unallocated corporate interest and other expenses ...............     (13,480)      (12,529)       (39,687)       (34,722)
                                                                       ---------     ---------      ---------     ----------
Total income before taxes from continuing operations ...............      22,666         9,223         61,485       (394,834)
Income tax expense (benefit) .......................................       8,047         2,951         20,500       (140,272)
                                                                       ---------     ---------      ---------     ----------
Net income (loss) from continuing operations .......................      14,619         6,272         40,985       (254,562)
Extraordinary gain on extinguishment of debt, net of tax ...........       1,380         4,664          4,345          6,909
                                                                        --------     ---------      ---------     ----------
Net income (loss) ..................................................    $ 15,999     $  10,936      $  45,330     $ (247,653)
                                                                        ========     =========      =========     ==========


     The Company's financial services segment recorded income before taxes for the three and nine months ended September 30, 2001 of $36.0 million and $101.1 million, respectively, as compared to $28.1 million and $72.0 million for the same respective periods in 2000. The increase in income before taxes for the quarter ended September 30, 2001 represents a 28% increase over the results for the same respective period of 2000, and is a result of an increased level of interest-earning assets, primarily commercial real estate loans, lower operating expense ratios and higher levels of gains on the whole loan sales of residential real estate loans, offset by lower interest margins and a higher provision for loan losses. The Company's loans receivable (excluding loans held for sale), before allowance for loan losses, were approximately $3.86 billion at September 30, 2001, as compared to $3.47 billion and $3.29 billion at December 31, 2000 and September 30, 2000, respectively. Operating expenses for the financial services segment, as a percentage of average interest-earning assets, decreased to 1.4% and 1.6% during the three and nine month periods ended September 30, 2001 as compared to 1.7% and 2.2% for the same respective periods of 2000. This decrease is a result of cost reduction programs implemented by the Company and various operating efficiencies associated with increased volumes of loan originations and outstandings. Gains on the whole loan sales of residential real estate loans, net of reductions in the carrying valuations of loans held for sale, increased from $2.1 million and $6.5 million in the three and nine months ended September 30, 2000 to $15.2 million and $27.7 million for the same respective periods of 2001. This increase is primarily attributable to improved market conditions for the pricing of residential real estate loans, a significant increase in the volume of loans sold and the Company's ability to lower its costs associated with originating these loans. The volume of loans sold in the third quarter of 2000 was $368.2 million as compared to $816.3 million in the third quarter of 2001.

     The Company's property and casualty insurance segment recorded income before taxes of $134,000 and $86,000 for the three and nine months ended September 30, 2001, respectively, as compared to losses before taxes of $6.4 million and $432.1 million for the three and nine month periods ended September 30, 2000, respectively.

The combined ratio was 138.3% and 129.9% for the three and nine months ended September 30, 2001 as compared to 114.8% and 166.1% for the same respective periods of 2000. As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, the Company's workers' compensation insurance subsidiaries incurred substantial operating losses during 2000 and, as a result, operate under an agreement with the California Department of Insurance ("DOI") which provides for additional regulatory supervision of certain of their business activities. The significantly higher combined ratio for the first nine months of 2000 was predominantly the result of increases during the second quarter of 2000 in the Company's gross liability for loss and loss adjustment expenses totaling $450 million. The higher combined ratios for the three and nine months ended September 30, 2001, as compared to the third quarter of 2000, is primarily due to higher operating expenses as a percentage of earned premiums. Due to the regulatory involvement, A. M. Best reduced their rating on the Company's workers' compensation insurance subsidiaries to "E" (Under Regulatory Supervision) in December 2000. This rating downgrade severely limited the Company's ability to retain policy renewals and to originate new business. In an effort to mitigate the impact of its lowered rating, the Company's workers' compensation insurance subsidiaries finalized, in May 2001, a fronting facility with "A" rated (by A. M. Best) affiliates of Clarendon Insurance Group. The establishment of this fronting facility provides the Company with the ability to issue new and renewal workers' compensation insurance policies under the name of an insurance carrier with an "A" rating. As of October 31, 2001, a total of $53.2 million in estimated gross annual premium was in force under the fronting facility.

     The unallocated corporate interest and other expense loss before taxes for the three and nine months ended September 30, 2001, was $13.5 million and $39.7 million as compared to $12.5 million and $34.7 million for the same respective periods in 2000. The increase in the total loss before taxes for the nine months ended September 30, 2001 is due primarily to lower affiliate interest income from the Company's downstream insurance property and casualty holding company subsidiary. The lower affiliate interest income resulted from the Company's conversion on April 1, 2000 of approximately $267 million in notes receivable due from this subsidiary to common equity, thereby establishing a capital contribution to the affiliate.


                                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                       -----------------------     -------------------------
                                                                          2001         2000          2001           2000
                                                                       ---------     ---------     ---------     -----------
                                                                                       (THOUSANDS OF DOLLARS)

Revenues:
  Financial services ...............................................   $ 125,056     $ 107,712     $ 355,230     $   304,131
  Property and casualty insurance ..................................      78,218       281,557       328,451         903,632
  Unallocated corporate revenue ....................................         606         1,123         2,128           3,600
                                                                       ---------     ---------     ---------     -----------
                Total ..............................................   $ 203,880     $ 390,392     $ 685,809     $ 1,211,363
                                                                       =========     =========     =========     ===========


     The Company generated revenues of approximately $204 million and $686 million for the three and nine months ended September 30, 2001, as compared to $390 million and $1.211 billion for the same respective periods in 2000. Lower consolidated revenues in 2001 resulted from significantly lower workers' compensation insurance premiums in the property and casualty insurance segment offset by higher revenues in the financial services segment. The Company's workers' compensation insurance earned premiums dropped significantly primarily as a result of the workers' compensation insurance subsidiaries rating downgrade to "E". The Company also reduced the geographic operating area of its workers' compensation insurance operation from a nationwide base to originating premiums only in the western United States, primarily in California. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for a more detailed discussion on the restructuring of the Company's workers' compensation insurance operation during 2000. Revenues in the financial services segment increased in 2001 as the Company's average interest-earning assets increased to $4.77 billion and $4.52 billion in the three and nine months ended September 30, 2001 from $4.11 billion and $3.96 billion in the same respective periods in 2000. Net margins (annualized) on the Company's financial services average interest-earning assets increased to 4.33% in the third quarter of 2001 from 4.28% in the second quarter of 2001.

     During the three months ended September 30, 2001 the Company extinguished $3.0 million in principal amount of its publicly traded 7.70% Series B Senior Notes due 2004 and $6.5 million in principal amount of its publicly traded 7.875% Series B Senior Notes due 2009 (together the "Senior Notes"). The Company recognized an after-tax gain of $1.4 million from this extinguishment of these Senior Notes in the three months ended September 30, 2001. The after-tax gain is reported as an extraordinary item in the accompanying Consolidated Statements of Operations.

     Income tax expense of $8.0 million and $20.5 million for the three and nine months ended September 30, 2001, represents effective tax rates of 36% and 33%, respectively, on income before taxes and extraordinary items of $22.7 million and $61.5 million for the same respective periods. The effective tax rates for both periods presented are different than enacted tax rates due mainly to tax exempt investment income.


FINANCIAL SERVICES OPERATION

     The following table summarizes the Company's financial services segment earnings for the respective quarters indicated:



                                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                       -------------------------     ----------------------
                                                                          2001           2000           2001         2000
                                                                       ---------       ---------     ---------     --------
                                                                                         (THOUSANDS OF DOLLARS)

FINANCIAL SERVICES
Interest and fee income on loans receivable .........................  $ 102,539       $  99,395     $ 304,881     $ 278,701
Interest income on investment securities ............................      2,837           4,874        10,427        12,754
                                                                       ---------       ---------     ---------     ---------
   Total interest income ............................................    105,376         104,269       315,308       291,455
Interest expense ....................................................     53,335          56,832       170,354       157,734
                                                                       ---------       ---------     ---------     ---------
   Net interest income ..............................................     52,041          47,437       144,954       133,721
Provision for loan losses ...........................................     19,136           4,762        30,985        10,167
                                                                       ---------       ---------     ---------     ---------
   Net interest income after provision for loan losses ..............     32,905          42,675       113,969       123,554
Gain on sales of loans ..............................................     15,936           3,736        29,669         8,589
Other non-interest income (expense) .................................      3,744            (293)       10,253         4,087
Operating expenses ..................................................    (16,573)        (17,987)      (52,805)      (64,197)
                                                                       ---------       ---------     ---------     ---------
Income before taxes .................................................  $  36,012       $  28,131     $ 101,086     $  72,033
                                                                       =========       =========     =========     =========


     The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:


                                                        SEPTEMBER 30,               DECEMBER 31,            SEPTEMBER 30,
                                                            2001                       2000                     2000
                                                   ---------------------      ---------------------     ----------------------
                                                                    % OF                       % OF                      % OF
                                                      AMOUNT       TOTAL         AMOUNT       TOTAL          AMOUNT      TOTAL
                                                   -----------    ------      -----------    ------      -----------    ------
                                                                        (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Commercial real estate loans ...................   $ 3,468,678        90%     $ 2,923,269        84%     $ 2,718,263        82%
Residential real estate loans ..................       190,217         5%         239,655         7%         252,185         8%
Syndicated loans ...............................       206,869         5%         317,471         9%         329,993        10%
Insurance premium finance loans ................             -         -                -         -            2,041         -
Other ..........................................        11,928         -            8,942         -            5,996         -
                                                  ------------    ------      -----------    ------      -----------    ------
Total loans receivable .........................     3,877,692       100%       3,489,337       100%       3,308,478       100%
                                                                  ======                     ======                     ======
Yield discounts and deferred fees ..............       (17,558)                   (18,482)                   (15,590)
                                                   -----------                -----------                -----------
Total net loans receivable .....................     3,860,134                  3,470,855                  3,292,888
Less allowance for loan losses .................       (88,155)                   (67,599)                   (62,816)
                                                   -----------                -----------                -----------
Total loans receivable, net of allowance .......   $ 3,771,979                $ 3,403,256                $ 3,230,072
                                                   ===========                ===========                ===========


Residential real estate loans held for sale ....   $   641,853                $   298,568                $   385,367
                                                   ===========                ===========                ===========


     As of September 30, 2001, approximately 48% of the Company's commercial real estate loans outstanding were secured by properties located in California; the next largest state, Virginia, represented approximately 6% of the loan portfolio. The Company's largest single commercial real estate loan outstanding at September 30, 2001 was $37.4 million.

     The following table breaks out commercial real estate loans by amounts outstanding as of September 30, 2001 (in thousands of dollars, except percents and number of loans):



                                                               NUMBER       TOTAL LOANS
                 LOAN SIZE RANGE                              OF LOANS      OUTSTANDING        %
             ---------------------------                     ---------     ---------------------

             $0 - $5 million ............................          427     $   787,639        23%
             > $5 million - $10 million .................          119         846,657        24%
             > $10 million - $15 million ................           49         608,700        18%
             > $15 million - $20 million ................           29         502,679        14%
             > $20 million - $30 million ................           22         551,043        16%
             > $30 million - $40 million ................            5         171,960         5%
                                                             ---------     -----------    ------
                                                                   651     $ 3,468,678       100%
                                                             =========     ===========    =======

     The following table identifies the interest income, interest expense, average interest-earning assets and liabilities, and interest margins for the Company's financial services operation:



                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------------------------------------------------------
                                                              2001                                        2000
                                            ------------------------------------        -------------------------------------
                                              AVERAGE                     YIELD/          AVERAGE                      YIELD/
                                              BALANCE       INTEREST    COST (1)          BALANCE       INTEREST     COST (1)
                                            -----------     --------    --------        -----------     ---------    --------
                                                                     (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (2):
 Commercial real estate loans ..........    $ 3,190,674     $ 233,248       9.77%       $ 2,530,686     $ 192,829       10.18%
 Residential real estate loans (3) .....        766,471        54,036       9.43            756,859        54,836        9.68
 Syndicated loans ......................        286,177        17,597       8.22            340,530        25,062        9.83
 Insurance premium finance loans .......              -             -          -             71,466         5,974       11.17
 Investments ...........................        280,814        10,427       4.96            261,719        12,754        6.51
                                            -----------     ---------                    -----------    ---------
  Total interest-earning assets ........    $ 4,524,136     $ 315,308       9.32%       $ 3,961,260     $ 291,455        9.83%
                                            ===========     =========                    ===========    =========

Interest-bearing liabilities:
 Time deposits .........................    $ 3,253,991     $ 142,449       5.85%       $ 2,918,063     $ 130,091        5.96%
 Savings deposits ......................        726,591        24,402       4.49            666,886        27,359        5.48
 Debt with banks and other institutions.        111,988         3,440       4.11              5,164           248        6.41
 Other .................................          4,185            63       2.01              2,329            36        2.06
                                            -----------     ---------                    -----------     ---------
  Total interest-bearing liabilities ...    $ 4,096,755     $ 170,354       5.56%       $ 3,592,442     $ 157,734        5.86%
                                            ===========     =========                    ===========    =========


Net interest income ....................                    $ 144,954                                   $ 133,721
                                                            =========                                   =========


Percent of average interest-earning
 assets:
  Interest income ......................                         9.32%                                       9.83%
  Interest expense .....................                         5.03%                                       5.32%
                                                            ---------                                   ---------
    Net interest margin ................                         4.29%                                       4.51%
                                                            =========                                   =========

(1) Annualized.
(2) Average loan balances include non-accrual loan balances and exclude residual interests in securitized loans.
(3) Includes loans held for sale.


     The Company's net interest margin as a percentage of average interest-earning assets decreased to 4.29% in the nine months ended September 30, 2001 as compared to the same respective period in 2000 level of 4.51%. The decrease is due primarily to the effect of an increase in non-interest accruing loans and the differential between the repricing of the Company's variable-rate loans receivable and the Company's deposits which fund the loans when interest rates were declining during 2001.

     The following table describes the asset classifications, loss experience and allowance for loan losses reconciliation of the financial services operation as of or for the periods ended as shown below:



                                                                         AS OF OR FOR NINE
                                                                        MONTH PERIOD ENDING
                                                                            SEPTEMBER 30,
                                                                       ----------------------
                                                                         2001           2000
                                                                       ---------      --------
                                                                        (THOUSANDS OF DOLLARS)

Non-accrual loans receivable:
  Commercial real estate loans .....................................   $  75,357      $ 29,662
  Residential real estate loans ....................................      13,842        25,479
  Syndicated loans .................................................       5,331             -
  Insurance premium finance loans ..................................           -             -
  Other ............................................................          96            71
                                                                       ---------      --------
                                                                          94,626        55,212
Real estate owned ("REO"):
  Commercial real estate loans .....................................       7,478         2,627
  Residential real estate loans ....................................       6,962         5,116
                                                                       ---------      --------
                                                                          14,440         7,743
                                                                       ---------      --------
Total non-performing assets ........................................   $ 109,066      $ 62,955
                                                                       =========      ========

Accrual loans 90 days past due:
  Commercial real estate loans .....................................   $  12,373      $  2,230
  Residential real estate loans ....................................         142           136
  Insurance premium finance loans ..................................           -           242
  Other ............................................................           5           321
                                                                       ---------      --------
                                                                       $  12,520      $  2,929
                                                                       =========      ========


Beginning allowance for loan losses ................................   $  67,599      $ 56,494
Provision for loan losses ..........................................      30,985        10,167
Charge-offs:
  Commercial real estate loans .....................................       3,800         2,915
  Residential real estate loans ....................................         639           951
  Syndicated loans .................................................       6,769             -
  Insurance premium finance loans ..................................           -           111
                                                                       ---------      --------
  Total charge-offs ................................................      11,208         3,977
                                                                       ---------      --------
Recoveries:
  Commercial real estate loans .....................................         662            44
  Residential real estate loans ....................................         117            68
  Syndicated loans .................................................           -            13
  Insurance premium finance loans ..................................           -             7
                                                                       ---------      --------
  Total recoveries .................................................         779           132
                                                                       ---------      --------
Net charge-offs ....................................................      10,429         3,845
                                                                       ---------      --------
Ending allowance for loan losses ...................................   $  88,155      $ 62,816
                                                                       =========      ========



                                                                                  AS OF OR FOR NINE MONTH
                                                                                       PERIOD ENDING
                                                                                        SEPTEMBER 30,
                                                                                ----------------------------
                                                                                   2001             2000
                                                                                -----------      -----------
                                                                                   (THOUSANDS OF DOLLARS,
                                                                                      EXCEPT PERCENTS)

Allocation of allowance for loan losses:
  Commercial real estate loans ..............................................   $    76,816      $    50,530
  Residential real estate loans .............................................         6,120            6,936
  Syndicated loans ..........................................................         5,219            5,310
  Insurance premium finance loans ...........................................             -               40
                                                                                -----------      -----------
         Total allowance for  loan losses ...................................   $    88,155      $    62,816
                                                                                ===========      ===========

As of end of period indicated:
  Total loans receivable before allowance for loan losses ...................   $ 3,860,134      $ 3,292,888
  Non-performing assets to total loans receivable plus REO ..................          2.81%            1.91%
  Allowance for loan losses to total loans receivable .......................          2.28%            1.91%
  Allowance for loan losses to non-performing assets ........................         80.83%           99.78%
  Accrual loans 90 days past due to total loans receivable ..................          0.32%            0.09%


For period ended:
  Average total loans receivable (1) ........................................   $ 3,747,344      $ 3,272,986
  Net charge-offs to average total loans receivable .........................          0.37%            0.16%


(1) Excludes loans held for sale.


     Non-performing assets increased to $109.1 million, or 2.81% of total loans receivable plus real estate owned at September 30, 2001, from $63.0 million or 1.91% at September 30, 2000. The $109.1 million of non-performing assets at September 30, 2001 is an increase from $93.0 million, or 2.50% of total loans receivable plus real estate owned, at June 30, 2001. Non-performing assets totaled $86.1 million as of December 31, 2000, or 2.47% of total loans receivable plus real estate owned. In addition, there were $12.5 million in loans on accrual status at September 30, 2001 which were 90 days or greater past due. Accruing loans past due 90 days or more include loans that are contractually past maturity, but continue to make interest payments. The level of non-performing assets fluctuates and specific loans can have a material impact upon the total.

     The provision for loan losses for the nine months ended September 30, 2001 increased to $31.0 million, as compared to $10.2 million in the same respective period of 2000. The allowance for loan losses as a percentage of total loans receivable, excluding loans held for sale, was 2.28% as of September 30, 2001, as compared to 1.98% at June 30, 2001 and 1.95% at December 31, 2000, respectively. The allowance for loan losses, as a percentage of total loans receivable, was 1.91% at September 30, 2000. The amount of the provision for loan losses is based upon an assessment of the adequacy of the Company's allowance for loan losses, which represents the Company's estimate of probable inherent losses which have occurred as of the date of the financial statements. The Company increased its allowance for loan losses as of September 30, 2001 after updating its evaluation of expected future trends in general economic conditions, including the effect of the recent terrorist attacks against the United States. Future additions to the allowance for loan losses may be necessary based on changes in, and further evaluation of, general economic conditions, collateral values and other relevant factors.


PROPERTY AND CASUALTY INSURANCE OPERATION

     The following table summarizes the Company's property and casualty insurance segment earnings for the respective quarters indicated:



                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                                  -------------------------        ----------------------------
                                                                     2001           2000              2001            2000
                                                                  ---------      ----------        ----------     -------------
                                                                                    (THOUSANDS OF DOLLARS)


PROPERTY AND CASUALTY INSURANCE
Net earned premium ............................................   $  56,076      $  249,813        $  251,804      $    798,498
Loss and loss adjustment expenses .............................     (57,046)       (201,500)         (229,014)       (1,055,945)
Underwriting expenses .........................................     (22,019)        (79,372)          (96,285)         (231,757)
Policyholder dividends ........................................       1,500          (5,901)           (1,682)          (38,386)
                                                                  ---------      ----------        ----------      ------------
  Underwriting loss ...........................................     (21,489)        (36,960)          (75,177)         (527,590)
Investment income .............................................      21,617          32,970            74,086           104,098
Realized gains (losses) on investments ........................           4          (2,118)            1,416            (2,357)
Interest expense ..............................................        (251)           (502)             (744)           (6,938)
Other .........................................................         253             231               505               642
                                                                 ----------      ----------        ----------      ------------
Income (loss) before taxes ....................................  $      134      $   (6,379)       $       86      $   (432,145)
                                                                 ==========      ==========        ==========      ============

     Set forth below are the respective underwriting ratios of the Company's property and casualty insurance business as determined in accordance with generally accepted accounting principles ("GAAP"):



                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                        ------------------------      ------------------------
                                                          2001            2000          2001            2000
                                                        --------       ---------      ---------       --------

Loss and loss adjustment expense ratio ..............      101.7%           80.6%          91.0%         132.3%
Underwriting expense ratio ..........................       39.3%           31.8%          38.2%          29.0%
Policyholders' dividend ratio .......................       (2.7)%           2.4%           0.7%           4.8%
                                                        --------       ---------      ---------       --------
 Total combined ratio ...............................      138.3%          114.8%         129.9%         166.1%
                                                        ========       =========      =========       ========


     During the nine months ended September 30, 2001, the Company's property and casualty insurance operation's combined ratio was 129.9% as compared to 166.1% for the same respective period of 2000. The increased levels of loss and loss adjustment expenses in 2000 is due primarily to a $450 million addition to the

Company's loss and loss adjustment expense reserves during the second quarter of 2000. The increase in the underwriting expense component of these ratios is due primarily to higher earned premiums in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 2001 and the effect of premiums earned declining faster than expenses were reduced. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for special discussions of loss and loss adjustment expense reserve increases taken by the Company during 1999 and 2000.

     Investment income decreased during the three and nine months ended September 30, 2001 to $21.6 million and $74.1 million, as compared to $33.0 million and $104.1 million for the same respective periods of 2000. This decrease was due primarily to significantly lower amounts of invested assets during the three and nine months ended September 30, 2001 and lower investment yields. The Company's property and casualty insurance operation continued to experience significant negative cash flow during the third quarter of 2001 as claims were paid out with less premium in cash flow being generated. The Company expects to continue to experience negative cash flow in this segment into the foreseeable future due to its expectation of significantly reduced levels of workers' compensation insurance premiums. The Company's property and casualty insurance segment also had less interest expense in the nine months ended September 30, 2001, as compared to the first nine months of 2000, due to the conversion on April 1, 2000 of approximately $267 million of the property and casualty insurance's holding company debt into equity.

     Using estimated annual premiums on policies in effect, the Company's gross premiums in force have decreased to $159.8 million at September 30, 2001 from $695.2 million and $881.5 million at December 31, 2000 and September 30, 2000, respectively. Gross premiums in force have steadily declined since September 30, 2000 as a consequence of ratings downgrades, the Company's efforts to bring premium levels in line with the levels of statutory surplus in its workers' compensation insurance subsidiaries, and the restructuring of the workers' compensation insurance operation in December of 2000. The Company's commitment to strengthening its premium rate levels has also resulted in a reduction in its renewal business, which has contributed to further reductions in the Company's gross premiums in force.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's industrial bank subsidiary finances its lending activities primarily through Federal Deposit Insurance Corporation ("FDIC") insured customer deposits, which have grown to $4.18 billion at September 30, 2001 from $3.85 billion at December 31, 2000. The industrial bank is also eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"), which financing is available at various rates and terms. At September 30, 2001, the industrial bank had borrowing availability with the FHLB of $774 million, of which $260 million was borrowed and outstanding. In addition, the industrial bank has a line of credit with the Federal Reserve Bank of San Francisco ("FRB") with a borrowing availability of $142 million at

September 30, 2001. There were no amounts outstanding under the line of credit with the FRB at September 30, 2001. The Company believes it has sufficient liquidity and capital resources to fund its financial services operations for the foreseeable future.

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

     As a holding company, Fremont General Corporation pays its operating expenses, meets its other obligations and pays stockholders' dividends from its cash on hand, intercompany federal tax payments from its industrial bank, management fees paid by its subsidiaries and dividends from its subsidiaries. The Company has available to it significant federal tax net operating loss carryforwards, which will be utilized to reduce or eliminate future tax payments. Dividends paid on Fremont General Corporation's common stock aggregated $5.6 million and $16.6 million during the nine months ended September 30, 2001 and 2000, respectively, however, the Company can give no assurance that future common stock dividends will be declared. As a result of the substantial operating losses incurred by the Company's property and casualty insurance operations during 2000, and its agreement with the DOI, Fremont does not expect to receive any dividends from its property and casualty insurance operations for the foreseeable future. Under the agreement with the DOI, Fremont General Corporation has agreed to provide additional capital to the workers' compensation insurance subsidiaries in five annual installments of $6 million each, the first installment of which was contributed in the first quarter of 2001.

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

     Fremont General Corporation has cash and short term investments of $62.6 million at September 30, 2001 and no debt maturities until March of 2004 and believes that, with its other available sources of liquidity, it will have sufficient means to satisfy its liquidity needs for at least the next twelve months.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk resulting primarily from fluctuations in interest rates arising from balance sheet financial instruments such as investments, loans and debt. Changes in interest rates will affect the Company's net investment income, loan interest, interest expense and total stockholders' equity. The objective of Fremont's asset and liability management activities is to provide the highest level of net interest and investment income and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk. Fremont currently owns no derivative financial instruments and, consequently, is not subject to market risk for such off-balance sheet financial instruments. Furthermore, the Company does not have exposure to foreign currency or commodity price risk. Quantitative and qualitative disclosures about the Company's market risk are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. There have been no material changes in such risks or in the Company's asset and liability management activities during the nine months ended September 30, 2001.

                           PART II - OTHER INFORMATION



ITEM 1:          Legal Proceedings.
                 None.

ITEM 2:          Changes in Securities and Use of Proceeds.
                 None.

ITEM 3:          Defaults Upon Senior Securities.
                 None.

ITEM 4:          Submission of Matters to a Vote of Security Holders.
                 None.

ITEM 5:          Other Information
                 None.

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

        10.1(b)* First Amendment to the Fremont General Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.1(b) to Quarterly Report on Form 10-Q, for the period ended June 30, 2001, Commission File Number 1-8007.)

        10.2* Fremont General Corporation Deferred Compensation Trust. (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 filed on April 9, 2001, Registration Number 333-58560.)

        10.3* 1997 Stock Plan and related agreements. (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007.)

        10.4* The 1999 Long Term Incentive Compensation Plan of the Registrant. (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1999, Commission File Number 1-8007.)

        10.5* 1995 Restricted Stock Award Plan As Amended and forms of agreement thereunder. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8/S-3 filed on December 9, 1997, Registration Number 333-17525.)

        10.6(a)* Fremont General Corporation Employee Benefits Trust Agreement ("Grantor Trust") dated September 7, 1995 between the Registrant and Merrill Lynch Trust Company of California. (Incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

     EXHIBIT NO.                           DESCRIPTION
     -----------                           -----------

        10.6(b)* November 11, 1999 Amendment to Exhibit A to the Fremont General Corporation Employee Benefits Trust ("Grantor Trust") dated September 7, 1995 between the Registrant and Merrill Lynch Trust Company of California. (Incorporated by reference to Exhibit 10.13 (a) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999, Commission File Number 1-8007.)

        10.7(a)* Employment Agreement between the Registrant and James A. McIntyre dated January 1, 1994. (Incorporated by reference to Exhibit (10)(i) to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1994, Commission File Number 1-8007.)

        10.7(b)* First Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 1996. (Incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007.)

        10.7(c)* Second Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 8, 1997. (Incorporated by reference to Exhibit 10.14 (c) to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007.)

        10.7(d)* Third Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 2000. (Incorporated by reference to Exhibit 10.9 (d) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)

        10.8* Employment Agreement between the Registrant and Louis J. Rampino dated February 25, 2000. (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)

        10.9* Employment Agreement between the Registrant and Wayne R. Bailey dated February 25, 2000. (Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)

        10.10*      Employment Agreement between the Registrant and Raymond
                    G. Meyers dated February 25, 2000. (Incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

        10.11* Management Continuity Agreement between the Registrant and John Donaldson dated April 1, 2000. (Incorporated by reference to Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

        10.12* Management Continuity Agreement between the Registrant and Patrick E. Lamb dated April 1, 2000. (Incorporated by reference to Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

        10.13* Management Continuity Agreement between the Registrant and Alan Faigin dated April 1, 2000. (Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

     EXHIBIT NO.                           DESCRIPTION
     -----------                           -----------

        10.14* Management Continuity Agreement between the Registrant and Eugene E. McNany, Jr. dated April 1, 2000. (Incorporated by reference to Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

        10.15* Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Murray L. Zoota dated May 15, 2000. (Incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007).

        10.16* Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Gwyneth E. Colburn dated May 15, 2000. (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007).

        10.17* Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Kyle R. Walker dated May 15, 2000. (Incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007).

        10.18* Management Continuity Agreement among the Registrant, Fremont Compensation Insurance Group and Mary-Lou A. Misrahy dated July 1, 2001.

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

-----------------------------

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

                                                 FREMONT GENERAL CORPORATION



Date:  November 14, 2001                           /s/  LOUIS J. RAMPINO
                                                 -------------------------------
                                                 Louis J. Rampino, President,
                                                 Chief Operating Officer and
                                                 Director




Date:  November 14, 2001                           /s/  PATRICK E. LAMB
                                                 -------------------------------
                                                 Patrick E. Lamb, Senior Vice
                                                 President and Principal
                                                 Accounting Officer