Form 10-K
period 2001-12-31
FREMONT GENERAL CORP
filed 2002-04-01
CIK 38984

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission File Number 1-8007

FREMONT GENERAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Nevada	95-2815260
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2020 Santa Monica Boulevard,
Santa Monica, California	90404
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code: (310) 315-5500

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $1.00 par value

Liquid Yield OptionTM Notes Due 2013 (Zero Coupon-Subordinated)
Fremont General Financing I — 9% Trust Originated Preferred SecuritiesSM
(Title of Each Class)

New York Stock Exchange

(Name of each exchange on which registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002:

Common Stock, $1.00 Par Value — $252,806,000

The number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2002:

Common Stock, $1.00 Par Value — 70,933,000 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the 2002 annual meeting of stockholders are incorporated by reference into Part III of this report.

FREMONT GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2001

i

PART I

Item 1. Business

      This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those related to the plans and objectives of management for future operations, projections of revenues, income, loan origination volume, earnings per share, capital expenditures, dividends, capital structure, economic performance and other expectations and beliefs concerning future developments and their potential effects on Fremont General Corporation (“Fremont”), and its subsidiaries (combined “the Company”). Actual developments and/or results could differ materially from those anticipated by the Company as a result of, among other things: the variability of business and economic conditions, the inherent difficulty of accurately forecasting revenues and expenses, the Company’s ability to sell its products, to make loans and to access capital resources and the associated costs of doing so, the accuracy in projecting loan loss and claims and policy reserves, changes in the frequency and severity of claims, the occurrence of catastrophic events, inability to secure regulatory approvals from, or certain determinations or actions by, the Federal Deposit Insurance Corporation (“FDIC”), the Department of Financial Institutions of the State of California (“DFI”) and the California Department of Insurance (“DOI”) on various matters, the ability of the Company to finalize an understanding in principal with the DOI related to its workers’ compensation insurance subsidiaries (See Discontinued Insurance Operations — Property and Casualty Insurance) or to complete an agreement that would transfer its workers’ compensation insurance new business, organization and facilities to a third party (see General), the impact of competition and pricing environments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of loans and investments, adverse state and federal legislation, regulation and actions, adverse court decisions and judicial climate, changes in the medical, legal and rehabilitation cost control environment, increases in fraud and abuse, changes in loan and other asset valuations and general economic conditions and trends, and other risks and uncertainties detailed in this section and elsewhere in this Form 10-K and from time to time in Fremont’s other reports, press releases and filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update such forward-looking statements.

General

      Fremont General Corporation (“Fremont”), and its subsidiaries (combined “the Company”) is a financial services holding company. Fremont’s financial services’ segment is consolidated within Fremont General Credit Corporation (“FGCC”), which is engaged in commercial and consumer real estate lending nationwide through its California-chartered industrial bank subsidiary, Fremont Investment & Loan (“FIL”). Fremont’s operating strategy is to continue to grow its financial services business nationwide by focusing its resources on the development and expansion of profitable lending products and strong distribution channels, as well as on controlling expenses. Certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, are not allocated by Fremont to FGCC or to the discontinued insurance operations.

      Fremont, having experienced significant losses in recent years, decided in the fourth quarter of 2001 to discontinue its property and casualty insurance operation, which was primarily represented by the underwriting of workers’ compensation insurance policies. Fremont will attempt to sell the premium renewal rights (new business) of its workers’ compensation insurance operation (“Fremont Comp”) and transfer most of the organization and facilities to a third party. Fremont is currently in negotiations with another organization to accomplish this, but cannot yet predict a final resolution. Since making the decision to discontinue the workers’ compensation insurance operation, Fremont Comp has continued to write new business in an attempt to retain the value of the organization as negotiations are actively pursued. Fremont Comp intends to cease to accept new business upon completion of a transfer of premium renewal rights to a third party or, failing such a transfer, during the second quarter of 2002. The Company intends to allow the liabilities (primarily loss and loss adjustment expense (“LAE”) reserves) related to its discontinued insurance business to run-off and estimates that the dedicated assets (primarily cash, investment securities, and reinsurance recoverables) supporting these operations, and all related future cash inflows, will be adequate to fund future obligations. As a result, the property and casualty insurance operation is accounted for as a discontinued operation using the liquidation basis of accounting and, accordingly, the Company’s operating results have been restated to reflect reporting in this manner for all periods presented.

      The reported consolidated assets and stockholders’ equity of the Company as of December 31, 2001 were $8.0 billion (of which $2.6 billion were assets of the discontinued insurance operations) and $357.8 million, respectively. The Company reported income before taxes from continuing operations of $84.8 million and net income from continuing operations of $53.3 million for the year ended December 31, 2001. Additionally, the Company recognized $2.3 million in net income from its property and casualty insurance operations prior to its classification as a discontinued operation, as well as an extraordinary after tax gain of $4.9 million on the extinguishment of debt. Total net income for 2001 was $60.5 million.

      Fremont, a Nevada corporation, was incorporated in 1972. Its corporate office is located at 2020 Santa Monica Boulevard, Suite 600, Santa Monica, California 90404 and its phone number is (310) 315-5500. The Company’s common stock is traded on the New York Stock Exchange under the symbol “FMT”. At December 31, 2001, the Company had approximately 1,600 employees, none of whom is represented by a collective bargaining agreement. The Company believes its relations with its employees are satisfactory. As of December 31, 2001, officers and directors of the Company, their families and the Company’s benefit plans beneficially owned approximately 33% of Fremont’s outstanding common stock.

Financial Services Operation

      Fremont’s financial services primary operation is the origination of commercial and residential real estate loans on a nationwide basis. Fremont’s lending is done primarily on a senior and secured basis and it seeks to minimize credit exposure through conservative loan underwriting and appropriate loan to collateral valuations and cash flow coverages. Loans are originated through independent loan brokers, the Company’s own marketing representatives and referrals from various financial intermediaries and financial institutions. The financial services operation is primarily funded through deposit accounts that are insured by the FDIC.

      In December of 1999, the Company discontinued its commercial finance (secured working capital lines of credit) lending activities through the sale of Fremont Financial Corporation (“Fremont Financial”), a subsidiary of FGCC, to FINOVA Capital Corporation, a subsidiary of The FINOVA Group, Inc. for approximately $708 million in cash and assumption of existing debt. In September of 2000, the Company also sold substantially all of the assets of its insurance premium financing business.

      The outstanding loan portfolio of Fremont’s financial services operation has grown from $3.01 billion at December 31, 1998 to $3.86 billion at December 31, 2001. In addition, there were residential real estate loans of approximately $562.6 million under three securitizations at December 31, 2001 that are not included in the consolidated balance sheet. Fremont’s financial services operation earned $138.5 million, $102.2 million and $79.9 million in income before taxes for the years ended December 31, 2001, 2000 and 1999, respectively, on revenues of $482.9 million, $421.0 million and $411.6 million for the same respective periods. Included in the Company’s financial services operation’s income before taxes for the year ended December 31, 1999, is the recognition of a $10.3 million gain on the sale of Fremont Financial.

      The Company’s financial services loan portfolio, as well as the amounts of loans held for sale (which are all residential real estate loans), as of the dates indicated, are summarized in the following table by loan type.

	As of December 31,

	2001	2000	1999

	(Thousands of dollars)
Commercial real estate loans	$3,545,870	$2,923,269	$2,351,596
Residential real estate loans	195,643	239,655	372,528
Syndicated commercial loans	113,504	317,471	331,705
Insurance premium finance loans	—	—	64,596
Other — consumer loans	22,555	8,942	5,346

Loans receivable	3,877,572	3,489,337	3,125,771
Deferred fees and costs	(16,171)	(18,482)	(8,293)

Net loans receivable before allowance for loan losses	3,861,401	3,470,855	3,117,478
Less allowance for loan losses	(104,179)	(67,599)	(56,494)

Total loans receivable net of allowance for loan losses	$3,757,222	$3,403,256	$3,060,984

Residential real estate loans held for sale	$755,367	$298,568	$294,639

Commercial Real Estate Lending

      The commercial real estate lending operation, as of December 31, 2001, consists of 632 loans in its loan portfolio. The Company originates commercial real estate loans nationwide through its nine regional production offices. Loan origination is primarily through independent loan brokers and, to a lesser degree, directly through its own marketing representatives. The products and capabilities of the commercial real estate lending operation are marketed through the use of trade advertising, direct marketing, newsletters and trade show attendance and sponsorship. The emphasis is on service oriented delivery highlighted by responsiveness and reliability. Loan structures are tailored to meet the needs and risk profiles of individual transactions. The commercial real estate lending philosophy is collateral focused with emphasis on selecting properties that generate stable or increasing income cash flow streams, have strong asset quality and proven sponsorship with defined business plans. Loan structures, particularly in the case of bridge loans, include hold backs for such items as funding of all renovation costs, tenant improvements, leasing commissions and interest carry until property stabilization. The origination of commercial real estate loans are generally held for the Company’s own portfolio. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $118.0 million and $138.3 million as of December 31, 2001 and 2000, respectively. During 2001, $11.9 million of commercial real estate loans were sold through direct whole loan sale or participation, and $35.0 million were sold during 2000. Commercial real estate loan origination volume increased 33% to $1.80 billion in 2001 from $1.36 billion in 2000. The commercial real estate loan portfolio grew to $3.55 billion or 91.5% of the financial services loan portfolio at December 31, 2001 from $2.92 billion or 83.7% of the financial services loan portfolio at December 31, 2000.

      The commercial real estate loan portfolio is primarily secured by first mortgages on properties in California (48.3%) and, to a lesser degree, Virginia (6.5%), District of Columbia (5.6%), New York (5.1%) and Texas (5.0%). Loans were originated in 42 different states during 2001. The real estate securing these loans include a wide variety of property types including office, retail, industrial, multi-

family and mixed-use properties. The loans in the portfolio were distributed by property type as follows as of the dates indicated:

	As of
	December 31,

	2001	2000

Office	35%	34%
Retail	16%	16%
Industrial	15%	16%
Hotels and Motels	12%	11%
Commercial Mixed-Use	9%	10%
Multi-Family	7%	7%
Special Purpose	6%	6%

	100%	100%

      Loans include short-term bridge facilities for the renovation and lease-up of existing properties, as well as permanent loans which generally have terms for up to five years. Loans also include construction loans, which are loans for the construction of new structures, and also for additions or alterations to existing structures that prohibit occupancy or generation of rental revenue of the property during the construction period. Loans also include longer term single tenant credit loans, however, origination of these loans ceased during the first quarter of 2000. Bridge loans generally are interest-only for up to two year terms. Principal amortization for permanent loans is generally up to 25 years. Approximately 47% of the commercial real estate loan balances outstanding are bridge loans, 37% are permanent loans, 9% are single tenant credit loans and 7% are construction loans. The majority of the commercial real estate loans originated are adjustable interest rate loans based upon six-month LIBOR and an applicable margin, and generally range in loan size between $1 million and $35 million. The commercial real estate loan portfolio is stratified by loan size as follows (thousands of dollars):

	Total Loans		# of	Average
Loan Size	Outstanding	%	Loans	Loan Size

$0 - $5 million	$751,648	21%	407	1,847
> $5 million - $10 million	841,670	24%	117	7,194
> $10 million - $15 million	612,036	17%	48	12,751
> $15 million - $20 million	501,162	14%	29	17,281
> $20 million - $30 million	631,647	18%	25	25,266
> $30 million - $40 million	207,707	6%	6	34,618
> $40 million	—	—	—	—

	$3,545,870	100%	632	$5,611

      The commercial real estate loan portfolio contains two loans in excess of $35 million as of December 31, 2001, the largest having an outstanding balance of $38.6 million. In addition, the portfolio has three concentrations by common investor or sponsor base that are in excess of $75 million. The largest concentration is from two affiliated investment funds (affiliated by common advisor) and totals $149.0 million, comprised of 7 separate loans. The second largest concentration is of five affiliated investment funds and totals $100.9 million, comprised of 10 separate loans. The other concentration is 15 loans, totaling $95.0 million, in transactions with a common developer and completed in partnership with various private and institutional investors. While the loans may have a common investor or sponsor base, each is made to a separate single asset ownership entity, which is collateralized by individual real estate projects. For some of these loans, as well as others in the portfolio, the Company has received guarantees of project completion and debt service from the sponsoring entity. All but one (in the amount of $14.4 million) of the loans under these three affiliate concentrations were performing as of December 31, 2001.

      As of December 31, 2001, the average loan size was $5.6 million and the average loan-to-value ratio was 66.5%, using the most current available appraised values and current loan balances outstanding. At December 31, 2001, 13 commercial real estate loans were classified as non-accrual, totaling $68.9 million, and there were 3 commercial real estate properties owned, totaling $19.3 million, which were acquired through foreclosure on loans. In addition, 7 commercial real estate loans were 90 days or greater past due, but on accrual status. These loans totaled $15.6 million at December 31, 2001 and include loans that are contractually past maturity, but continue to make interest payments.

  Residential Real Estate Lending

      The Company’s residential real estate portfolio and loans held for sale, as of December 31, 2001 was comprised of approximately 7,300 loans. Residential real estate loans are originated nationwide through four regional production offices. Origination is done on a wholesale basis through independent loan brokers and through internal marketing representatives. The real estate securing these loans and the residential loans held for sale, are substantially all single family residences located in California (39.5%), and to a lesser degree Florida (8.4%), New York (8.0%), Illinois (5.3%) and New Jersey (5.2%). Loans were originated in 45 different states during 2001. Origination volume increased approximately 63% to $3.33 billion in 2001 from $2.04 billion in 2000. The growth in loan originations during 2001 was the result of further penetration of existing markets and the overall growth in the national sub-prime lending market. The residential real estate loan portfolio, excluding loans held for sale, was $195.6 million or 5.0% of financial services loan portfolio at December 31, 2001, down from $239.7 million or 6.9% of the financial services loan portfolio at December 31, 2000. This slight decrease in loans outstanding is due to an emphasis on selling residential loan production on a whole loan basis during 2001.

      Substantially all of the residential real estate loans are secured by first deeds of trust. These loans generally have principal amounts below $350,000, have maturities generally of thirty years and are underwritten in accordance with lending policies that include standards covering, among other things, collateral value, loan to value and the customer’s debt ratio and credit score. These loans generally are “hybrid” loans which have a fixed rate of interest for an initial period after origination, typically two to three years, after which the interest rate will be adjusted to a rate equal to the sum of six-month LIBOR and a margin as set forth in the mortgage note. This interest rate will then be adjusted at each six-month interval thereafter, subject to various lifetime and periodic rate caps and floors. These loans have been originated using underwriting standards that are less stringent than the Federal National Mortgage Association’s guidelines and are commonly known as “sub-prime” loans. To mitigate the higher potential for credit losses that accompanies these types of borrowers, the Company attempts to maintain underwriting standards that require conservative loan to collateral valuations. (See “Risk Factors.”) Residential real estate loans, secured by first deeds of trust, originated during 2001 had an average loan size of $148,000. Approximately 78% of the loans were “2/28” hybrid loans (fixed rate of interest for 2 years, adjustable interest rate thereafter) and 33% of the loans were from the purchase of a residence and 67% were for the refinance of an existing residential real estate loan.

      At December 31, 2001, the average single-family loan principal amount outstanding was approximately $135,000, and the average loan-to-value ratio for loans in portfolio and held for sale was 76.5%, using appraised values at the time of loan origination and current balances outstanding. Approximately 93% of the loans in portfolio and held for sale at December 31, 2001 were originated during 2001. At December 31, 2001, the Company had $19.2 million in residential real estate loans classified as non-accrual. Of the $19.2 million, $2.5 million were loans held in the portfolio and $16.7 million were loans classified as held for sale.

      The residential real estate loan disposition strategy is primarily dependent upon market conditions and pricing, and may include whole loan sales, retaining loans in its portfolio, or securitization. During 2001, $2.82 billion in residential real estate loans were sold, comprised completely of whole loan sales to other financial institutions. During 2001, whole loan sales to two separate financial institutions represented approximately 92% of the $2.82 billion in total whole loan sales. One institution represented approximately 49% of the volume and the other approximately 43%. (See “Risk Factors.”) In 2000 and

1999, residential real estate loan sales totaled $2.06 billion and $1.75 billion, respectively. Of the $1.75 billion sold in 1999, $1.41 billion were sold through securitization transactions.

      In the securitizations, the Company sells residential real estate loans to a special purpose entity, which is established for the limited purpose of purchasing the loans and issuing interest bearing securities that represent interests in the loans. The securitization is treated as a sale and the loans sold are removed from the balance sheet. The Company retains a residual interest in the securitization, which represents the right to receive certain net future cash flows from the loans. Most of the residual interests, however, are generally restricted until investors and other expenses have been paid or otherwise are subordinate to investors’ interests. (See “Risk Factors.”)

      In a whole loan sale for cash, the Company enters into an agreement to sell the loans for cash, without recourse, generally on a servicing released basis. After the sale, the Company retains no interest in the underlying loans.

  Syndicated Loans

      The Company has interests in large syndicated commercial loans which are originated and serviced by other financial institutions. These loans are senior obligations of the borrowers and are secured by substantially all of the assets of the borrower and, if applicable, its subsidiaries. These loans are variable interest rate loans with rates based upon various LIBOR time periods and applicable margins. The loans are primarily in fixed-term loans, typically with maturities of approximately 7 years and with the substantial portion of the loan principal amortization coming in the year of maturity. The syndicated commercial loan portfolio was $113.5 million at December 31, 2001, or 2.9% of the financial services loan portfolio, as compared to $317.5 million or 9.1% of the financial services loan portfolio at December 31, 2000. These loans are originated through development of relationships with various financial institutions. As of December 31, 2001, the average outstanding loan balance was $5.4 million and there was one loan classified as non-accrual with a balance of $3.4 million. Loan commitments to a single borrower do not exceed $10 million. The Company ceased investing in syndicated commercial loans during 2001 due to market conditions and expects to downsize this portfolio further.

  Funding Sources

      The commercial and residential real estate lending and syndicated commercial loan activities are financed primarily through deposit accounts offered by the industrial bank and which are insured by the FDIC. (See “Industrial Bank Regulation.”) FIL offers certificates of deposit and installment investment certificates (which are similar to passbook savings accounts and money market accounts) insured by the FDIC to the legal maximum through its 18 branches in California. FIL typically offers higher interest rates to its depositors than do most full service financial institutions. At the same time, it has minimized the costs associated with its accounts by not offering traditional checking, safe deposit boxes, ATM access and other traditional retail services, which have higher maintenance costs. Deposits totaled $4.26 billion at December 31, 2001 and are summarized as to type as follows (thousands of dollars):

	Number of	Total of
	Accounts	Deposits

Passbook and money market accounts	18,774	$963,084
Certificates of deposit	72,684	3,293,338

	91,458	$4,256,422

      Additional financing is available to FIL from the Federal Home Loan Bank of San Francisco (“FHLB”). The financing by the FHLB is available at varying rates and terms. As of December 31, 2001, $956.1 million was available from the FHLB, with $309 million outstanding. In 2000, FIL obtained a line of credit with the Federal Reserve Bank of San Francisco, and at December 31, 2001 had a borrowing capacity of $125.8 million, with no amounts outstanding.

  Competition

      The financial services business competes in markets that are highly competitive and are characterized by factors that vary based upon product and geographic region. The markets in which it competes are typically characterized by a large number of competitors who compete based primarily upon price, terms and loan structure. The Company primarily competes with banks, mortgage, insurance, and finance companies, many of which are larger and have greater financial resources. The competitive forces of these markets could adversely affect net interest income, loan origination volume or net loan losses.

Discontinued Insurance Operations

      The Company’s discontinued insurance operations consist primarily of its property and casualty insurance segment, which was engaged in the underwriting of workers’ compensation insurance business. This business was classified as discontinued in 2001. Discontinued insurance operations also include the Company’s assumed treaty and facultative reinsurance business and its life insurance business. The discontinued insurance operations’ assets at December 31, 2001 consisted of total assets of $2.57 billion, of which $1.25 billion were in cash and investment securities, and $992.4 million were in reinsurance recoverables. The Company estimates that the dedicated assets supporting these operations and all related future policy cash inflows will be adequate to fund future policy obligations. (See Note P of Notes to Consolidated Financial Statements.)

  Property and Casualty Insurance

      The property and casualty insurance operation segment posted net losses of $547.4 million and $94.7 million for the years ended December 31, 2000 and 1999, respectively. The significant net loss for 2000 is predominantly the result of increases in the gross liability for loss and LAE, and to a lesser degree, various non-recurring charges related to restructuring the property and casualty insurance operation. For 2001, the discontinued property and casualty insurance operation posted net income of $2.3 million prior to its classification as a discontinued operation.

      As a result of the substantial operating losses for the property and casualty insurance operation in 2000, Fremont Comp entered into an agreement on November 27, 2000 with the California Department of Insurance (“DOI”) which provides for increased regulatory oversight and supervision. Due to this additional regulatory supervision, A.M. Best downgraded the workers’ compensation insurance subsidiaries rating to “E” (Under Regulatory Supervision) in December 2000. An “E” rating is a “Vulnerable” rating and severely limited the workers’ compensation insurance business’ ability to underwrite new and renewal workers’ compensation insurance policies. To enable the workers’ compensation insurance subsidiaries to continue to underwrite new and renewal business, a fronting facility with “A” rated (by A.M. Best) affiliates of Clarendon Insurance Group was entered into in May 2001. Fremont subsequently made the decision in the fourth quarter of 2001, that due to the significant losses in its property and casualty insurance operation for 2000 and 1999, continued negative trends in the industry and an inability to generate adequate premium volume under the Clarendon facility, to discontinue this line of business. In March 2002, Fremont reached an understanding in principal with the DOI, which is subject to being finalized in a written agreement, that would allow Fremont Comp to self-administer the run-off of policies currently in force by paying claims and operating expenses in the ordinary course of business, discount its workers’ compensation insurance loss and LAE reserves for statutory purposes for all accident years, and would ensure the protection of Fremont’s net operating loss carryforwards attributable to Fremont Comp. The agreement would also preserve Fremont’s interest in any realizable equity of Fremont Comp. Under the agreement, Fremont will have certain obligations for contributing capital to its discontinued workers’ compensation insurance subsidiaries. See Note P of Notes to Consolidated Financial Statements for further details. As of December 31, 2001, Fremont believes that Fremont Comp’s workers’ compensation insurance loss and LAE reserves are adequate and that Fremont Comp’s investment portfolio, and other assets, are sufficient to fund all future policy obligations.

      In many cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss. To recognize liabilities for future unpaid losses, insurers establish reserves, which represent estimates of future amounts needed to pay claims with respect to insured events that have occurred. Reserves are also established for LAE reserves representing the estimated expenses of settling claims, including legal and other fees, and general expenses of administering the claims adjustment process. Associated with the liabilities for future unpaid losses and LAE are estimates of reinsurance recoverables related to these future unpaid losses and LAE, which are reported as assets.

      Reserves for losses and LAE (“loss reserves”) are based not only on historical experience but also on management’s judgment of the effects of matters such as future economic and social forces likely to impact the insurer’s experience with the type of risk involved, circumstances surrounding individual claims, and trends that may affect the probable number and nature of claims arising from losses not yet reported. Consequently, loss reserves are inherently subject to a number of highly variable circumstances.

      Loss reserves and reinsurance recoverables on unpaid losses are valued periodically using a variety of actuarial and statistical techniques for producing current estimates of expected claim costs and reinsurance recoveries. Claim frequency and severity and other economic and social factors are considered in the evaluation process, as are other factors that are judged to be appropriate modifiers of past experience.

      Reinsurance is ceded primarily to reduce the liability on individual risks and to protect against catastrophic losses. Fremont Comp follows the industry practice of reinsuring a portion of its risks. For this coverage, Fremont Comp pays the reinsurer a portion of the premiums received on all covered policies.

      Fremont Comp maintains excess of loss reinsurance treaties with various reinsurers. Effective for the year 2001, Fremont Comp had in place excess of loss reinsurance for new and renewal workers’ compensation insurance policies with effective dates of January 1, 2001 or after, that assumes liability for up to a maximum of $299,750,000 of loss and certain allocated loss adjustment expenses in excess of $250,000 per loss occurrence. The term of this coverage extends to August 1, 2002. Although reinsurance makes the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded, it does not legally discharge an insurer from its primary liability for the full amount of the policy liability. All of the foregoing reinsurance is with non-affiliated reinsurers. Fremont believes that the terms of its reinsurance contracts are consistent with industry practice and, based on its understanding of the reinsurers’ financial condition and reputations in the reinsurance marketplace, that its reinsurers are financially sound.

      As of December 31, 2001, Gerling Global Reinsurance Corporation of America (“Gerling”) was the only reinsurer that accounted for more than 10% of Fremont Comp’s total reinsurance recoverables on paid and unpaid losses. Gerling represented approximately 30% of the total workers’ compensation insurance related reinsurance recoverables as of December 31, 2001. Gerling was rated “A” (Excellent) by A.M. Best at December 31, 2001.

  Assumed Reinsurance and Life Insurance

      The assumed treaty and facultative reinsurance business was discontinued between 1986 and 1991. The liabilities associated with this business are long term in duration and, therefore, this business continues to be subject to claims being reported. Claims under these reinsurance treaties include professional liability, product liability and general liability that include asbestos and environmental claims.

      Prior to January 1, 1996, Fremont offered life insurance products, including annuities, credit life and disability insurance and term life insurance for consumers, through a subsidiary. Effective December 31, 1995 and January 1, 1996, this subsidiary entered into reinsurance and assumption agreements with a reinsurer whereby assets and liabilities related to certain life insurance and annuity policies were ceded to the reinsurer. These reinsurance agreements are part of several other agreements that have collectively resulted in the discontinuation of the life insurance operation. The subsidiary continues to remain primarily obligated for approximately $50 million in statutory reserve value of annuities which, at December 31, 2001, have been fully co-insured with Great Southern Life Insurance Company (“Great Southern”). Fremont believes Great Southern is financially sound and able to meet its reinsurance obligations. Great Southern was rated “A” (Excellent) by A.M Best as of December 31, 2001.

Industrial Bank Regulation

      The industrial bank is subject to supervision and regulation by the DFI and, as an insured institution, by the FDIC. None of the Company’s subsidiaries are regulated or supervised by the Office of Thrift Supervision, which regulates savings and loan institutions. Fremont is generally not directly regulated or supervised by the DFI, the FDIC, or any other bank regulatory authority, except with respect to guidelines concerning its relationship with its industrial bank subsidiary. The industrial bank is examined on a regular basis by both agencies. At December 31, 2001, the industrial bank was in compliance with the regulatory requirements of these agencies.

      Federal and state regulations prescribe certain minimum capital requirements and the industrial bank is currently in compliance with such requirements. Federal and state regulatory authorities also have the power to prohibit or limit the payment of dividends by the industrial bank. (See “Risk Factors.”)

      California Law. The industrial banking business conducted by the industrial bank is governed by the California Revised Banking Law (“Revised Banking Law”), which became effective September 30, 2000, and the rules and regulations of the Commissioner of the DFI.

      The effect of the Revised Banking Law is that an industrial bank is now defined as a bank. All statutory and regulatory references to banks or commercial banks apply equally to industrial banks, including, for example, establishment and closure of branches and loan productions offices, investment authority, mergers and acquisitions, interstate banking and banking activities, and trust business. Essentially this means that the industrial bank may offer all loan and credit programs and deposit accounts that commercial banks may offer, with the significant exception that industrial banks are not authorized to offer demand deposit accounts. While FIL may not offer demand deposit accounts, it may offer negotiable orders of withdrawal accounts (NOW accounts) and money market deposit accounts (MMDA).

      There are other differences in the Revised Banking Law from the former Industrial Loan Law. These include annual regulatory assessments equal to commercial banks and no charges for regular periodic regulatory examinations, elimination of limits on out of state lending, elimination of restrictions on affiliate transactions, application of Federal Reserve Regulation O, increase in the aggregate sum of obligations owing by a single borrower, and elimination of capital/thrift leverage ratios.

      Maximum unsecured loans to one borrower is limited to 15% of shareholders’ equity, allowance for loan losses, and capital notes and debentures of an industrial bank. Maximum secured and unsecured loans to one borrower is limited to 25% of shareholders’ equity, allowance for loan losses, and capital notes and debentures of an industrial bank. Unsecured and secured obligations may not be combined in the same note. Separate notes are required. Loans secured by corporate stock of a single corporation are limited to 5% of the bank’s assets.

      Prior approval must be obtained from the DFI before a person or entity acquires control of an industrial bank or its controlling person, i.e., the bank’s holding company. Control means direct or indirect ownership or power to vote 25% of the voting stock issued by a person or to direct management or its policies. There is a presumption, however, as there is under the Federal Deposit Insurance Act, that ownership or power of over 10% or more of the voting stock is presumed to constitute control. (See

“Federal Law”) In addition to filing with the FDIC, a separate letter filing must be made with the DFI for approval or to rebut the presumption.

      Under the Revised Banking Law, the DFI may take possession of an industrial bank if, among other things, the tangible shareholders’ equity is less than the greater of 3% of the industrial bank’s total assets, or $1 million. Violations of a bank’s articles of incorporation or any California law, unsafe or unauthorized conduct of business, or unsafe or unsound conditions are also grounds for taking possession and for liquidation of an industrial bank.

      Federal Law. The industrial bank’s deposits are insured by the FDIC to the full extent permitted by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises the operations of institutions to which it provides deposit insurance. The approval of the FDIC is required prior to any merger, consolidation or change in control or the establishment or relocation of any branch office of the industrial bank. This supervision and regulation is intended primarily for the protection of the insured deposit funds. Prior written notice to the FDIC is required to close a branch office. FDIC approval, however, is not required to open, relocate, or close a loan production office.

      The industrial bank is subject to federal risk-based capital adequacy guidelines which provide a measure of capital adequacy and are intended to reflect the degree of risk associated with both on- and off-balance sheet items, including residential real estate loans sold with recourse, legally binding loan commitments and standby letters of credit. A financial institution’s risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. Financial institutions are generally expected to meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% of qualifying total capital must be in the form of core capital (“Tier 1”) — common stock, noncumulative perpetual preferred stock, minority interests in equity capital accounts of consolidated subsidiaries and allowed mortgage servicing rights, less all intangible assets other than allowed mortgage servicing rights and eligible purchased credit card relationships. Supplementary capital (“Tier 2”) consists of the allowance for loan and lease losses up to 1.25% of risk-weighted assets, cumulative perpetual preferred stock, long-term preferred stock (original maturity of at least 20 years), hybrid capital instruments, term subordinated debt and intermediate term preferred stock (original average maturity of five years or more). The maximum amount of Tier 2 capital which may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital (after any deductions for disallowed intangibles and certain deferred tax assets). The aggregate amount of term subordinated debt and intermediate term preferred stock that may be treated as Tier 2 capital is limited to 50% of Tier 1 capital. Certain other limitations and restrictions also apply. As of December 31, 2001, the industrial bank’s allowance for loan losses for Tier 2 capital was $53.4 million. At December 31, 2000, the Tier 2 capital of the industrial bank consisted of approximately $49.5 million of allowance for loan losses. The following table presents the industrial bank’s risk-based capital position at the dates indicated:

	December 31, 2001		December 31, 2000

		Percent of		Percent of
		Risk-Weighted		Risk-Weighted
	Amount	Assets	Amount	Assets

	(Thousands of dollars)
Tier 1 capital	$417,151	9.88%	$387,572	9.79%
Minimum requirement	168,931	4.00	158,336	4.00

Excess	$248,220	5.88%	$229,236	5.79%

Total capital	$470,562	11.14%	$437,084	11.04%
Minimum requirement	337,862	8.00	316,673	8.00

Excess	$132,700	3.14%	$120,411	3.04%

Risk-weighted assets	$4,223,277		$3,958,372

      The FDIC has adopted a minimum leverage ratio which is intended to supplement risk-based capital requirements and to ensure that all financial institutions continue to maintain a minimum level of core capital. The minimum leverage capital requirement for an FDIC-insured, state non-member bank, such as FIL, shall consist of a ratio of Tier 1 capital to average total assets of not less than 3%. This minimum only applies to the most highly-rated banks that are not anticipating or experiencing any significant growth. All other FDIC-insured, state non-member banks would need to meet a minimum leverage capital ratio at least 1% to 2% above this minimum. It is improbable, however, that an institution with a 3% core capital-to-total assets ratio would be rated in the highest category since a strong capital position is so closely tied to the rating system. Therefore, the “minimum” leverage ratio is, for all practical purposes, significantly above 3%. The following table presents the industrial bank’s leverage ratio (the ratio of Tier 1 capital to the quarterly average total assets) at the dates indicated:

	December 31, 2001		December 31, 2000

		Percent of		Percent of
		Average Total		Average Total
	Amount	Assets	Amount	Assets

	(Thousands of dollars)
Tier 1 capital	$417,151	8.44%	$387,572	9.00%
Minimum requirement	148,324	3.00	129,185	3.00

Excess	$268,827	5.44%	$258,387	6.00%

Average total assets for the quarter ended December 31,	$4,944,118		$4,306,182

      The industrial bank is a “well-capitalized” institution at December 31, 2001 under the regulations promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991. A “well-capitalized” institution has a total risk-based capital ratio of at least 10%, has a Tier 1 risk-based capital ratio of at least 6%, has a leverage ratio of at least 5%, and is not subject to any written agreement, capital directive or prompt corrective action directive issued by the FDIC under Section 8 or Section 38 of the Federal Deposit Insurance Act to meet and maintain a specific capital level for any capital measure. The total risk-based capital ratio is the ratio of qualifying total capital to risk-weighted assets and the Tier 1 risk-based capital ratio is the ratio of Tier 1 capital to risk-weighted assets.

      As a “well-capitalized” institution, the industrial bank’s annual FDIC insurance premiums currently are 1.9 cents per $100 of eligible domestic deposits. The insurance premium payable is subject to semi-annual adjustment. The FDIC, by the first day of the month preceding each semi-annual period, is required to notify each insured institution of its assessment risk-classification upon which the insurance premium assessment for the following period will be based. The FDIC has the authority to assess to all insured institutions collectively, additional premiums to cover losses and expenses associated with insuring deposits maintained at financial institutions and for other purposes it deems necessary. Currently the FDIC and Congress have under consideration a review of the status of the insurance fund which could result in increased insurance coverage of accounts as well as increased premium assessment.

      In January of 2001, the FDIC, together with other federal banking regulatory agencies, issued a joint release entitled “Expanded Guidance for Sub-prime Lending Programs” which contains supplemental guidelines regarding sub-prime lending. The supplemental guidelines primarily apply to institutions with sub-prime lending program of 25% or more of the institution’s Tier 1 regulatory capital. The guidelines are intended to intensify examination scrutiny of institutions that target the sub-prime market. Institutions are examined on a case by case basis to determine the sufficiency of capital to support the risk of sub-prime lending. Generally, additional capital is required depending upon the additional risk assessment. Although there are differences between holding a portfolio of sub-prime loans and the securitization of such loans, each requires special attention to assure the adequacy of capital and proper risk management.

      Limitations on Dividends. The industrial bank follows the limitations under the Revised Banking Law and its authorization to pay dividends is subject to provisions applicable to commercial banks, which is limited to the lesser of retained earnings or the industrial bank’s net income for its last three fiscal years, less amount of any distributions made by the industrial bank or by any majority owned subsidiary of the industrial bank to the shareholders of the industrial bank during such period.

      In policy statements, the FDIC has advised insured institutions that the payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. Under the Financial Institutions Supervisory Act and the Financial Institutions Reform, Recovery and Enforcement Act of 1989, federal regulators also have authority to prohibit financial institutions from engaging in business practices which are considered to be unsafe or unsound. It is possible that, depending upon the financial condition of the industrial bank and other factors, such regulators could assert that the payment of dividends in some circumstances might constitute unsafe or unsound practices and could prohibit or limit the payment of dividends.

      Other Regulation. FIL is also subject to federal consumer protection laws, including the Truth In Savings Act, the Truth in Lending Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, and the Gramm-Leach-Bliley Act with regard to privacy of consumer financial information.

      Privacy. Federal laws have been recently enacted to protect the privacy of non-public personal information of consumers. The laws principally require banks and other financial companies to provide notices to their customers identifying what information is collected, whether the company intends to share such information with other companies, rights of customers, and the manner by which a customer can protect himself or herself. These laws give a customer the right to opt out of some sharing of personal financial information. California and other states either have enacted or have under consideration privacy laws which may either augment or make more restrictive the use of such information.

      Real Estate Lending Practices. In addition to the federal Truth In Lending laws governing disclosure requirements and limitations upon residential mortgages and loans secured by a consumer’s principal dwelling, California and other states have enacted statutes which set certain restrictions on such loans, such as, limits on annual percentage interest rate thresholds, limitations on prepayment penalties, capacity to repay, prohibition against sale of certain insurance, and specific disclosures. California’s new law becomes effective July 1, 2002. The states’ laws are intended to curb and eliminate abusive lending practices. Several California municipalities have such laws under consideration. It is not expected that such enactments will have any material effect upon the residential real estate lending business of the industrial bank.

Risk Factors

Operating Results and Financial Condition May Vary

      The Company’s profitability can be affected significantly by many factors including competition, the valuation of its loans and other assets, access to capital, funding sources, and secondary markets, the severity and frequency of claims, fluctuation in interest rates and the rate of inflation, legislation and regulations, court decisions, the judicial and regulatory climate and general economic conditions and trends, all of which are outside of the Company’s control. In addition, results may be affected by the ability to contain expenses and to implement appropriate technological changes. Any of these factors could contribute to significant variation in the Company’s results of operations within the different aspects of its business, or businesses taken as a whole, from quarter to quarter and from year to year.

      During periods when economic conditions are unfavorable, the financial services business may not be able to originate new loan products or maintain the credit quality of its finance receivables, both in its portfolio and for those loans that have been securitized, at previously attained levels. This may result in increased levels of non-performing assets and net credit losses. Changes in market interest rates, or in the relationships between various interest rates, could cause interest margins to be reduced and may result in significant changes in the prepayment patterns of the Company’s finance receivables. These risk factors could adversely affect the value of the loans (both in portfolio and held for sale) and their related collateral, as well as the valuation of the residual interests in the securitized loans, both of which could adversely affect the results of operations and financial condition. During 2001, the Company sold over 90% of their whole loan sales to two financial institutions and could be adversely impacted if one or both of the institutions ceased or severely limited such purchases. The Company attempts to limit such risk through the continued development of other such relationships. In addition, should the Company elect to monetize, in full or in part, its residual interests in securitized loans for liquidity or other purposes through the sale, or by other means, of these interests, the Company may realize, possibly significant, amounts less than the value of the interests as recorded in its financial statements due to the limited market for such residual interests and the timing and nature of such a transaction.

      With respect to the discontinued insurance operations, changes in economic conditions can lead to increased claims due to the tendency of workers who are laid off to submit workers’ compensation insurance claims. Changes in the medical, rehabilitation and legal environment can impact the severity of claims and the average cost per claim. Changes in market interest rates and credit conditions can affect the amount of interest income that the Company earns on its investment portfolio, as well as the amount of realized gains or losses on specific holdings within the investment portfolio. The discontinued insurance operations include significant amounts of reinsurance recoverables. Reinsurance contracts do not relieve Fremont Comp from its obligations to policyholders. The failure of reinsurers to meet their obligations in a timely and complete manner could result in losses to the Company. Fremont Comp also has premium receivables and agents’ balances that represent amounts due from various third parties. Due to the discontinuance of the workers’ compensation insurance operations, there may be higher than normal delays in, or non-payment of, the amounts due. While an allowance for doubtful accounts has been established in an amount believed to be sufficient to cover such potentialities, higher than expected levels of delinquency and non-payment could have an adverse impact upon the run-off of the discontinued insurance operations. Legislative and regulatory changes can also cause uncertainty with respect to the Company’s discontinued workers’ compensation insurance business. In addition, the discontinued insurance operations could be adversely impacted if the operating expenses necessary to run-off the workers’ compensation insurance policy obligations are not maintained at appropriate levels.

Loss Reserves and Allowance for Loan Losses May Prove to Be Inadequate

      The financial services business maintains an allowance for loan losses on its portfolio of finance receivables in amounts that the Company believes is sufficient to provide adequate protection against potential losses. The finance receivables originated, both for portfolio, sale and securitization, are generally non-conventional and non-investment grade loans. To mitigate for the somewhat higher potential risk of the lending that is primarily engaged in and for the impact that adverse economic developments could have on the finance receivables, the Company lends primarily on a senior and secured basis. The Company also attempts to carefully evaluate the underlying collateral that secures these loans and to maintain underwriting standards that are designed to effect appropriate loan to collateral valuations and cash flow coverages. Although the Company believes that its level of allowance is sufficient to cover potential credit losses, the allowance could prove to be inadequate due to unanticipated adverse changes in economic conditions or discrete events that adversely affect specific borrowers, industries or markets. Any of these changes could impair the Company’s ability to realize the expected value of the collateral securing certain of its finance receivables or the timing of the realization thereof. While the Company has recently experienced an increase in non-performing commercial real estate loans, it has not incurred a commensurate increase in its level of commercial real estate net loan charge-offs. The Company, however, can give no assurance that an increase in net loan charge-offs will not subsequently develop. The Company also originates a substantial number of larger loans, and even one problem loan could cause a sharp increase in the level of non-performing loans. A group of several large problem loans could cause the levels of non-performing loans and net-charge offs to significantly exceed historical levels previously experienced by the Company.

      The discontinued insurance subsidiaries are required to maintain reserves to cover the ultimate liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each accounting period. These loss reserves do not represent an exact calculation of liabilities, but instead are estimates involving actuarial projections at a given time of what the ultimate settlement and administration of claims will cost, including estimates of reinsurance recoveries associated with the estimated claims costs. These projections are based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity, and judicial theories of liability, as well as other factors. The Company regularly reviews its reserving techniques, overall reserve position and reinsurance and, under an agreement with the DOI, the discontinued insurance subsidiaries are permitted to discount these loss reserves using a rate of 5.5%. In light of present facts, trends and legal interpretations, the Company believes that adequate provisions have been made for loss and LAE reserves, net of reinsurance recoverables, on a discounted basis, and that the assets will be sufficient to satisfy all policy obligations of the discontinued insurance subsidiaries. However, the establishment of appropriate gross loss and LAE reserves and reinsurance recoverables is an inherently uncertain process and there can be no certainty that currently established gross loss and LAE reserves and reinsurance recoverables will prove to be adequate in light of subsequent actual experience. Subsequent actual experience has resulted, and could result, in net loss and LAE reserves being too high or too low. Future loss and LAE development could require an increase in gross loss and LAE reserves or a decrease in reinsurance recoverables, which could adversely affect the Company’s ability to run-off the discontinued insurance operations in a manner that satisfies all policy obligations.

Competition May Adversely Affect the Company’s Market Share and Operating Results

      The financial services business competes in markets that are highly competitive and are characterized by factors that vary based upon loan product and geographic region. The markets in which the Company competes are typically characterized by a large number of competitors who compete for loans based primarily upon price, terms and loan structure. The industrial bank also competes for deposits to fund its operations. Competition is highly price-sensitive and competitive forces could affect the industrial bank’s ability to source adequately priced deposits. The Company primarily competes with banks and mortgage and finance companies, many of which are larger and have greater financial resources. The competitive forces of these markets could adversely affect net finance income net gains on loan sales, loan origination volume or net credit losses.

Geographic Concentration of Business Could Adversely Affect the Company’s Operations

      While the Company attempts to diversify its loan origination by geographic region, the geographic concentration of commercial and residential real estate loans remains in California. At December 31, 2001, approximately half of the commercial and residential real estate loans, both in portfolio and those loans that have been securitized, were collateralized by properties located in California. Adverse events in California, such as real estate market declines or the occurrence of natural disasters upon property located therein, may have a more significant adverse effect upon the operating results and financial condition than if a higher percentage of loans were collateralized by properties located outside California.

      The discontinued workers’ compensation insurance operations have a significant concentration of in force policies in California. Of the total estimated annual premium in force at December 31, 2001, approximately 84% was California related. This concentration significantly increases the effect of variations in economic, legal and regulatory conditions in California upon the discontinued workers’ compensation insurance operations.

Regulatory Developments May Adversely Affect the Company’s Operations

      The financial services businesses include an FDIC insured industrial bank subject to supervision and regulation by the DFI and the FDIC. Federal and state regulations prescribe certain minimum capital requirements and, while the industrial bank is currently in compliance with such requirements, in the future, additional contributions to the industrial bank may be necessary in order to maintain compliance with such requirements. Future changes in government regulation and policy could adversely affect the banking industry. Such changes in regulations and policies may place restrictions on or make changes to the Company’s lending business and increase the costs of compliance and sourcing deposits.

      As previously reported, the discontinued workers’ compensation insurance subsidiaries entered into an agreement on November 27, 2000 with the DOI in which the DOI is allowed additional regulatory supervision and oversight over their activities. Under the agreement, prior approval by the DOI is required for certain payments by the workers’ compensation insurance subsidiaries, including those to affiliates. These payments are generally for the reimbursement of certain expenses and for various services rendered. Previously, substantially all affiliate payments have been made to Fremont. Delay, or denial in whole or in part, by the DOI of such future payments may adversely impact the liquidity of Fremont. As of December 31, 2001, the Company believes that the discontinued insurance operation’s loss and LAE reserves are adequate and that the investment portfolio, and other assets, are sufficient to fund all future policy obligations. However, should the workers’ compensation insurance loss and LAE reserves experience significant adverse development, the DOI may institute various regulatory actions, including conservation. Should the Company’s significant workers’ compensation insurance subsidiaries come under regulatory conservation, or similar arrangement, this may cause an event of default under the Company’s senior notes (the “Senior Notes”) outstanding. If an event of default is declared under the Senior Notes, the outstanding principal may become immediately due and payable. The Company’s current financial position would not enable it to meet such an obligation and, as a result, the Company and the holders of its Senior Notes may pursue various alternatives. Such actions could have a significant adverse impact upon the Company and the holders of its various securities.

Item 2. Properties

      The Company leases substantially all of its office facilities in various cities for its corporate and subsidiary operations. The Company considers these facilities to be adequate for its operating needs. See Note M to the Company’s Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, which note is incorporated herein by reference.

Item 3. Legal Proceedings

      Fremont and its subsidiaries and affiliates are parties to various legal proceedings, which in some instances include claims for punitive damages, most of which are considered routine and incidental to their business. The Company believes that ultimate resolution or settlement of such matters will not have a material adverse effect on its consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “FMT.” The following table sets forth the high and low sales prices of the Company’s common stock as reported as composite transactions on the NYSE and the cash dividends declared on the Company’s common stock during each quarter presented.

			Dividends
	High	Low	Declared

2001
1st Quarter	$3.99	$2.25	$0.02
2nd Quarter	6.96	3.20	0.02
3rd Quarter	6.47	4.40	0.02
4th Quarter	7.90	4.95	0.04

Total			$0.10

2000
1st Quarter	$9.63	$5.50	$0.08
2nd Quarter	6.88	3.88	0.08
3rd Quarter	5.25	2.69	0.04
4th Quarter	5.38	1.50	0.04

Total			$0.24

      On December 31, 2001, the closing sale price of the Company’s common stock on the NYSE was $7.82 per share. There were 2,028 stockholders of record as of December 31, 2001.

      The Company has paid cash dividends in every quarter since its initial public offering in 1977. While the Company intends to continue to pay dividends, the decision to do so is made quarterly by the Board of Directors and is dependent on the earnings of the Company, management’s assessment of future capital needs, and other factors.

Item 6. Selected Financial Data

	Year Ended December 31,

	2001	2000	1999	1998	1997

		(Restated)

	(Thousands of dollars, except per share data)
Statements of Operations Data:
Interest and fee income on loans	$408,641	$379,243	$366,408	$240,749	$199,195
Investment income	14,272	28,868	33,030	35,015	21,348

Total interest income	422,913	408,111	399,438	275,764	220,543
Interest expense	254,703	261,306	239,197	159,620	129,786

Net interest income	$168,210	$146,805	$160,241	$116,144	$90,757

Financial services income	$138,519	$102,173	$79,874	$56,006	$43,298
Corporate and other interest expense	(53,676)	(46,496)	(29,980)	(28,029)	(28,060)

Total pre-tax income from continuing operations	84,843	55,677	49,894	27,977	15,238
Income tax expense	31,579	27,007	20,561	10,102	3,885

Net income from continuing operations	53,264	28,670	29,333	17,875	11,353
Discontinued insurance operations, net of tax	2,280	(547,400)	(94,710)	115,089	96,939
Extraordinary gain on extinguishment of debt, net of tax	4,990	12,418	—	—	—

Net income (loss)	$60,534	$(506,312)	$(65,377)	$132,964	$108,292

Per Share Data:
Cash dividends declared	$0.10	$0.24	$0.32	$0.305	$0.30
Stockholders’ equity	5.05	4.18	11.42	13.05	11.28
Basic:
Income from continuing operations	$0.82	$0.45	$0.46	$0.28	$0.20
Discontinued insurance operations	0.03	(8.68)	(1.49)	1.81	1.70
Extraordinary gain on extinguishment of debt	0.08	0.20	—	—	—

Net income (loss)	$0.93	$(8.03)	$(1.03)	$2.09	$1.90

Diluted:
Income from continuing operations	$0.76	$0.42	$0.43	$0.26	$0.20
Discontinued insurance operations	0.03	(7.92)	(1.38)	1.64	1.42
Extraordinary gain on extinguishment of debt	0.07	0.18	—	—	—

Net income (loss)	$0.86	$(7.32)	$(0.95)	$1.90	$1.62

Weighted Average Shares Used to Calculate Per Share Data:
Basic	64,955	63,052	63,650	63,529	57,059
Diluted	70,588	69,100	68,753	70,082	68,585

	Year Ended December 31,

	2001	2000	1999	1998	1997

		(Restated)

	(Thousands of dollars, except per share data)
Balance Sheet Data:
Total assets	$8,009,005	$8,210,295	$8,387,591	$7,708,047	$6,376,901
Loans receivable	3,757,222	3,403,256	3,060,984	2,958,176	1,983,687
Deposits	4,256,422	3,849,211	3,423,243	2,134,839	1,492,985
Short-term debt	309,000	—	10,000	185,702	46,290
Long-term debt	342,568	376,843	429,185	913,006	691,068
Trust Originated Preferred SecuritiesSM	100,000	100,000	100,000	100,000	100,000
Stockholders’ equity	357,773	295,765	800,167	912,750	780,071

(1)	In the fourth quarter 2001, the Company discontinued its property and casualty insurance segment, primarily the underwriting of workers’ compensation insurance policies. 1997 through 2000 amounts have been reclassified to discontinued insurance operations to conform to this presentation.

(2)	In 2000, the Company’s discontinued insurance operations recognized an increase in gross liability for losses totaling $450 million and $267.8 million of charges related to the restructuring for its workers’ compensation insurance operations.

(3)	The Company sold Fremont Financial Corporation on December 20, 1999.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      Fremont General Corporation (“Fremont”) is a financial services holding company. Fremont’s financial services’ segment is consolidated within Fremont General Credit Corporation (“FGCC”), which is engaged in commercial and consumer real estate lending nationwide through its California-chartered industrial bank subsidiary, Fremont Investment & Loan (“FIL”). Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that are not allocated by Fremont to FGCC or to the discontinued insurance operations.

      This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and notes thereto presented under Item 8. and the Business section presented under Item 1.

Results of Operations

      The following table presents a summary of the Company’s income (loss) before taxes and net after tax income (loss) for the years ended December 31, 2001, 2000 and 1999:

	Year Ended December 31,

	2001	2000	1999

		(Restated)

	(Thousands of dollars)
Income (loss) before taxes:
Financial services	$138,519	$102,173	$79,874
Unallocated corporate interest and other expenses	(53,676)	(46,496)	(29,980)

Total income before taxes	84,843	55,677	49,894
Income tax expense	(31,579)	(27,007)	(20,561)

Net income from continuing operations	53,264	28,670	29,333
Discontinued insurance operations, net of tax	2,280	(547,400)	(94,710)
Extraordinary gains on extinguishment of debt, net of tax	4,990	12,418	—

Net income (loss)	$60,534	$(506,312)	$(65,377)

      The financial services segment recorded income before taxes of $138.5 million for 2001, as compared to $102.2 million and $79.9 million for 2000 and 1999, respectively. Included in the results for 1999 is the recognition of a gain in the amount of $10.3 million related to the sale of the commercial finance subsidiary, Fremont Financial, in December of 1999. Fremont Financial’s income before taxes of $9.0 million for 1999 is also included in the financial services segment results reported. The significant increase in income before taxes for 2001, as compared to 2000, is primarily related to a significant increase in gains from the whole loan sales of residential real estate loans, an approximate 15% increase in average interest-earning assets and a lower operating expense ratio. Offsetting this in 2001, was a significant increase in the provision for loan losses, and higher levels of loans on non-accrual status. The increase in income before taxes in 2000, as compared to 1999, was primarily related to an increase in the interest margin, lower operating expense ratios, and higher levels of gains on the whole loan sales of residential real estate loans. See the “Financial Services Operation” section herein for additional detail.

      With the discontinuance of the property and casualty insurance operation during the fourth quarter of 2001, the Company recognized net income of $2.3 million from these operations for the period in 2001 prior to their classification as a discontinued operation. The discontinued insurance operations are accounted for using the liquidation basis of accounting as prescribed under APB Opinion No. 30. As no loss is expected in the future under liquidation accounting from the run-off of the property and casualty insurance operation, no loss was reported for the discontinuance of this business. Any gain from discontinued insurance operations will be recognized only when fully realized. Using an effective discount rate that is less than the discount rate of 5.5% being utilized for statutory purposes (see “Item 1. Business — Discontinued Insurance Operations — Property and Casualty Insurance”) and claim and expense payment patterns established through actuarial analysis as of December 31, 2001, the present value of the loss and LAE reserves are estimated to be less than the present value of the dedicated assets supporting them. The Company believes that the loss and LAE reserves of the discontinued insurance operations are adequate, on a discounted basis, as of December 31, 2001, and that the assets of these operations, and all related future cash inflows, will be adequate to fund all future policy obligations.

      The substantial net loss for the year ended December 31, 2000 for the discontinued insurance operations is predominantly the result of the recognition of an increase of $450 million in the gross liability for loss and LAE reserves during the quarter ended June 30, 2000, and the recognition of $267.8 million in certain charges during the quarter ended December 31, 2000 associated with the restructuring of the workers’ compensation insurance operation, which was announced on December 14, 2000. The discontinued insurance operations net loss for the year ended December 31, 1999 was due primarily to the impact of two actions. First, in the third quarter of 1999, a charge in the amount of $147 million was recognized on a pre-tax basis, for the adverse effect on incurred loss and LAE of a lower than expected level of certain reinsurance recoverables than had been actuarially predicted at the inception of certain reinsurance agreements. Second, the recognition of a settlement agreement with Reliance Insurance Company (“Reliance”) under a reinsurance contract that was in effect from January 1, 1998 through December 31, 1999, which resulted in a pre-tax charge of $75 million. In addition, during 1999, a $38.5 million pre-tax charge was incurred for an observed increase in reported asbestos and environmental claims in excess of previous estimates in its discontinued assumed treaty and facultative reinsurance operation. The aforementioned increase in gross loss and LAE reserves, restructuring charges and reinsurance actions, are explained in more detail in the “Discontinued Insurance Operations” section herein.

      Unallocated corporate interest and other expenses during the year ended December 31, 2001 consisted primarily of investment income revenue, offset by unallocated corporate expenses consisting primarily of interest expense, net of any affiliate interest income, and general and administrative expenses, net of subsidiary reimbursement. The unallocated corporate interest and other expense loss before taxes for the year ended December 31, 2001, was $53.7 million as compared to $46.5 million and $30.0 million, for 2000 and 1999, respectively. The increase in 2001, as compared to 2000, is due primarily to decreased revenues at Fremont. Management fees (comprised of the allocation of certain costs incurred by Fremont for the rendering of various services to its subsidiaries), substantially all from Fremont Comp, decreased approximately $10.0 million, as the size of the workers’ compensation insurance operation was reduced and, under the agreement of November 27, 2000 with the DOI, a significant amount of these fees were deferred, and not recognized by Fremont as income due to the uncertainty of their ultimate collection. Fremont has historically not charged applicable management fees in any significant amount to FGCC. Lower interest rates on investments at Fremont resulted in investment income declining $2.0 million in 2001 from 2000. As discussed further in this paragraph, there was no affiliate interest income in 2001, compared to $5.4 million in 2000. This was offset by reductions of $6.0 million in interest expense (due to the reduced level of principal outstanding under the Senior Notes) and $4.2 million in other corporate expenses. The significant increase in 2000 as compared to 1999 is due primarily to lower affiliate interest income from the downstream holding company subsidiaries. The lower affiliate interest income resulted from the conversions on January 1, 2000 and April 1, 2000 of approximately $154 million and $267 million, respectively, in notes receivable due from these subsidiaries to common equity in the subsidiaries, thereby establishing capital contributions to them. The January 1, 2000 conversion transaction affected FGCC, the downstream holding company subsidiary that holds the industrial bank subsidiary. The April 1, 2000 conversion transaction impacted Fremont Comp, which is the downstream holding company subsidiary that holds the discontinued insurance subsidiaries. With these debt conversions, beginning January 1, 2000, and to a larger extent April 1, 2000, the unallocated corporate interest expense is, and will continue to be, higher.

After these conversions, there is no affiliate debt due from the downstream holding company subsidiaries. See “Liquidity and Capital Resources” for additional information.

      During the year ended December 31, 2001, Fremont extinguished $8.5 million and $27.0 million, respectively, in principal amount of its publicly traded 7.7% Senior Notes due 2004 and 7.875% Senior Notes due 2009 (“Senior Notes”), which were originally issued by Fremont pursuant to an exchange offer in the second quarter of 1999. During the year ended December 31, 2000, Fremont extinguished $40.9 million and $7.3 million, respectively, in principal amount of its publicly traded 7.7% Senior Notes due 2004 and 7.875% Senior Notes due 2009. In addition, during 2000, Fremont extinguished $2.3 million of principal amount at maturity of its publicly traded Liquid Yield Option Notes due 2013 (the “LYONs”). After-tax gains of $4.9 million and $12.4 million, respectively, were recognized from these actions during 2001 and 2000. The after-tax gain is reported as an extraordinary item in the accompanying Consolidated Statements of Operations.

      Income tax expense of $31.6 million, $27.0 million and $20.6 million for 2001, 2000 and 1999, represents effective tax rates of 37.2%, 48.5%, and 41.2%, respectively, on income before taxes from continuing operations. The effective tax rates for the three periods presented are different than the federal enacted tax rate of 35%, due mainly to higher state income tax provisions within the financial services operation, and, to a lesser extent, tax exempt goodwill amortization, which is excluded from deductible expenses. The significant change in effective tax rates in 2000, as compared to 2001 and 1999, is a result of a decision to increase by $5.8 million an accrual for certain pending state tax issues. In 2001, $4.7 million of the accrued amount was reversed as a result of the expected favorable resolution of certain of these matters. See Note F of the Company’s consolidated financial statements for further detail on the income tax provisions and deferred tax asset.

Financial Services Operation

	Year Ended December 31,

	2001	2000	1999

	(Thousands of dollars)
Financial Services
Interest and fee income on loans	$408,641	$379,243	$366,408
Interest income on investment securities	11,679	18,936	10,408

Total interest income	420,320	398,179	376,816
Interest expense	(217,236)	(217,862)	(205,939)

Net interest income	203,084	180,317	170,877
Provision for loan losses	(53,374)	(17,526)	(25,470)

Net interest income after provision for loan losses	149,710	162,791	145,407
Net gain on sale of residential real estate loans	46,235	11,953	2,250
Other non-interest income	16,388	10,855	22,185
Gain on sale of Fremont Financial	—	—	10,324
Operating expenses	(73,814)	(83,426)	(100,292)

Income before taxes	$138,519	$102,173	$79,874

      The financial services operation’s income before taxes was $138.5 million for the year 2001. This is a 36% increase when compared to 2000’s income before taxes of $102.2 million. The primary factors related to the increase in earnings in 2001 is as follows:

•	Net interest income increased to $203.1 million in 2001 from $180.3 million in 2000 on an increase in net interest-earning assets. Net interest-earning assets averaged $4.62 billion in 2001, up from an average of $4.02 billion in 2000. Net interest income, as a percentage of average net interest-earning assets, decreased slightly in 2001 to 4.39% from 4.49% in 2000. The primary reason for the increase in the average net interest-earning assets for 2001 was a 26% increase in the average balance of commercial real estate loans in the portfolio.

•	Net gains on the sales of residential real estate loans increased significantly from $12.0 million in 2000 to $46.2 million in 2001. This increase was due to an increase in the amount of loans sold, an increase in the prices realized on the sale of these loans, and a slight decrease in the allocable cost of the loans sold. Loans sold in 2001 totaled $2.82 billion, up from $2.06 billion in 2000. This is reflective of an increase in total residential real estate loans originated. During 2001, $3.33 billion in residential real estate loans were originated, as compared to $2.04 billion in 2000. Loans held for sale also increased from $298.6 million at December 31, 2000 to $755.4 million at December 31, 2001. The gross premium on loan sales during 2001 was 4.16%, up from 3.20% in 2000. This is reflective of improved market conditions and acceptability of the loans originated by the Company.

•	Lower net operating expense levels as a percentage of average interest-earning assets. This percentage was 1.6% in 2001, as compared to 2.1% in 2000. This reflects the implementation in 2000 and 2001 of various cost reduction programs and various operating efficiencies associated with increased volumes of loan originations and outstandings.

•	The increase in earnings in 2001 was offset by significantly increased provisions for loan losses. The provision for 2001 totaled $53.4 million, up from $17.5 million in 2000. The increase in the provision is due in part to an increase in the loan portfolio outstanding from $3.47 billion at December 31, 2000 to $3.86 billion at December 31, 2001, but is primarily due to the Company increasing its allowance for loan losses in response to its evaluation of expected, and often uncertain, future trends in general economic conditions and their impact upon the commercial real estate market in particular. Non-accrual loans in the loan portfolio increased during 2001, however loan losses, except for the syndicated commercial loan portfolio, remained relatively consistent at $7.5 million for 2001 and $6.4 million for 2000. Loan charge-offs totaled $9.3 million in 2001 for the syndicated loan portfolio, as compared to no charge-offs in 2000. The net charge-offs from the syndicated loan portfolio occurred primarily from the Company’s decision to significantly downsize this business during 2001 and from the effect of economic conditions in 2001 on this portfolio.

      The financial services operation’s income before taxes was $102.2 million for the year 2000. This is a 69% increase when compared to 1999’s income before taxes, excluding the gain on the sale of Fremont Financial and its $9.0 million in income before taxes for 1999. This increase in earnings is a result of the following:

•	Net interest income as a percentage of average earning assets increased to 4.49% for 2000 as compared to 4.17% for 1999. This increase reflects improved pricing for the various lending products, lower relative costs of funding and a more favorable mix of higher yielding lending products.

•	Increased levels of net gains recognized on residential real estate whole loan sales.

•	Lower net operating expense levels as a percentage of average earning assets. This percentage was 2.1% in 2000, as compared to 2.5% in 1999.

•	Net charge offs, as a percentage of the average loan portfolio, were only 0.17%, resulting in a lower provision for loan losses in 2000 than in 1999.

      The following table identifies the interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and interest margins for the financial services operation:

	Year Ended December 31,

	2001			2000			1999

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

	(Thousands of dollars)
Interest-earning assets(1):
Commercial real estate loans	$3,276,363	$311,455	9.51%	$2,600,159	$267,938	10.30%	$2,086,038	$193,491	9.28%
Residential real estate loans(2)	827,900	76,678	9.26	737,083	71,854	9.75	726,552	67,248	9.26
Syndicated commercial loans	255,855	20,517	8.02	336,455	33,438	9.94	486,835	43,808	9.00
Insurance premium finance loans	—	(9)	—	53,731	6,014	11.19	60,691	6,358	10.48
Commercial finance loans	—	—	—	—	—	—	527,521	55,503	10.52
Investments	261,344	11,679	4.47	290,784	18,935	6.51	201,527	10,408	5.16

Total interest-earning assets	$4,621,462	$420,320	9.09%	$4,018,212	$398,179	9.91%	$4,089,164	$376,816	9.21%

Interest-bearing liabilities:
Time deposits	$3,276,096	$180,311	5.50%	$2,989,436	$180,895	6.05%	$2,163,215	$116,377	5.38%
Savings deposits	772,885	31,799	4.11	646,072	36,529	5.65	657,697	32,797	4.99
Debt with banks and other institutions	129,983	5,030	3.87	6,303	389	6.17	495,941	26,916	5.43
Securitization obligation	—	—	—	—	—	—	332,873	18,160	5.46
Debt from affiliates	—	—	—	—	—	—	129,007	9,276	7.19
Other	4,794	96	2.00	2,471	49	1.98	41,993	2,413	5.75

Total interest-bearing liabilities	$4,183,758	$217,236	5.19%	$3,644,282	$217,862	5.98%	$3,820,726	$205,939	5.39%

Net interest income		$203,084			$180,317			$170,877

Percent of average interest-earning assets:
Interest income		9.09%			9.91%			9.21%
Interest expense		4.70%			5.42%			5.04%

Net interest margin		4.39%			4.49%			4.17%

(1)	Average loan balances include non-accrual loan balances, and exclude residual interests in securitized loans.

(2)	Includes loans held for sale and other consumer loans.

      The net interest margin as a percentage of average interest-earning assets decreased to 4.39% for 2001, as compared to 4.49% for 2000. The slight decrease for 2001 is due primarily to the effect of an increase in non-interest accruing loans and the differential between the repricing of variable-rate loans receivable and the deposits which fund the loans when interest rates were declining during 2001.

      The margin between interest income and expense increased in 2000 as compared to 1999 due mainly to the combined effect of an increase in the net yields on commercial real estate loans, and to a lesser degree, increases in net yields on syndicated commercial loans. The net yields on residential real estate loans decreased slightly. As indicated in the table above, the average outstandings of commercial real estate loans increased by 25% in 2000 and created a significant positive impact on the overall net interest income margin.

      Loans Receivable, Non-Performing Assets and Reserve Activity. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:

	As of December 31,

	2001		2000		1999

		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total

	(Thousands of dollars)
Term loans:
Commercial real estate loans:
Bridge	$1,653,970	42%	$1,120,829	32%	$635,521	20%
Permanent	1,320,993	34%	1,068,420	31%	1,095,699	35%
Construction	263,587	7%	411,938	12%	311,255	10%
Single tenant credit	307,320	8%	322,082	9%	309,121	10%

Total commercial real estate loans	3,545,870	91%	2,923,269	84%	2,351,596	75%
Residential real estate loans	195,643	5%	239,655	7%	372,528	13%
Syndicated commercial loans	110,713	3%	312,385	9%	322,715	10%
Insurance premium finance loans	—	—	—	—	64,596	2%
Other — consumer loans	22,555	1%	8,942	—	5,346	—

Total term loans	3,874,781	100%	3,484,251	100%	3,116,781	100%
Revolving loans:
Syndicated commercial loans	2,791	—	5,086	—	8,990	—

Total revolving loans	2,791	—	5,086	—	8,990	—

Total loans	3,877,572	100%	3,489,337	100%	3,125,771	100%
Deferred fees and costs	(16,171)	—	(18,482)	—	(8,293)	—
Less allowance for loan losses	(104,179)	(3%)	(67,599)	(2%)	(56,494)	(2%)

Loans receivable	$3,757,222	97%	$3,403,256	98%	$3,060,984	98%

      The following table describes the non-performing asset classifications, loss experience and allowance for loan loss reconciliation of the financial services operation as of or for the years ended as shown below:

	December 31,

	2001	2000	1999

	(Thousands of dollars)
Non-accrual loans receivable	$74,953	$69,964	$30,462
Non-accrual loans held for sale	16,639	—	—
Real estate owned (“REO”):
Commercial real estate loans	19,329	10,171	—
Residential real estate loans	4,260	5,978	3,720

Total non-performing assets	$115,181	$86,113	$34,182

Accruing loans 90 days or more past due	$15,590	$1,023	$928

Beginning allowance for loan losses	$67,599	$56,494	$56,346
Provision for loan losses	53,374	17,526	25,470
Reserves disposed of through sale of commercial finance subsidiary	—	—	(14,265)
Charge-offs:
Commercial real estate loans	7,897	5,168	762
Residential real estate loans	684	1,339	1,318
Syndicated commercial loans	9,332	—	2,164
Insurance premium finance loans	—	125	91
Commercial finance loans	—	—	6,965
Other — consumer	—	—	—

Total charge-offs	17,913	6,632	11,300

Recoveries:
Commercial real estate loans	1,001	45	74
Residential real estate loans	112	159	59
Syndicated commercial loans	—	—	—
Insurance premium finance loans	—	7	16
Commercial finance loans	—	—	94
Other — consumer	6	—	—

Total recoveries	1,119	211	243

Net charge-offs	16,794	6,421	11,057

Ending allowance for loan losses	$104,179	$67,599	$56,494

Allocation of allowance for loan losses:
Commercial real estate loans	$92,676	$56,295	$41,535
Residential real estate loans	7,534	5,182	9,053
Syndicated commercial loans	3,986	6,122	5,344
Insurance premium finance loans	—	—	562
Other — consumer	(17)	—	—

Total allowance for loan losses	$104,179	$67,599	$56,494

Total loans receivable before allowance for loan losses	$3,861,401	$3,470,855	$3,117,478
Loans held for sale (“HFS”)	755,367	298,568	294,639
Average total loans receivable (including HFS)	4,360,118	3,727,428	3,887,637
Net charge-offs to average total loans receivable (excluding HFS)	0.45%	0.19%	0.30%
Non-performing assets to total loans receivable, HFS and REO	2.48%	2.27%	1.00%
Allowance for loan losses to total loans receivable	2.70%	1.95%	1.81%
Allowance for loan losses to non-performing assets (excluding HFS)	105.72%	78.50%	165.27%

      Non-performing assets increased during 2001 to $115.2 million, or 2.48% of total loans receivable, loans held for sale and REO at December 31, 2001. In addition, there were $15.6 million in loans on accrual status, substantially all of which were commercial real estate loans, which were 90 days or greater past due. Non-performing assets were 2.27% and 1.00% of total loans receivable, loans held for sale and REO, at December 31, 2000 and 1999, respectively. The level of non-performing assets fluctuates and specific loans can have a material impact upon the total. Non-accrual commercial real estate loans and REO at December 31, 2001 represented 2.48% of total commercial real estate loans and REO. At December 31, 2000 and 1999, non-accrual commercial real estate loans and REO represented 1.42% and 0.61%, respectively, of the total commercial real estate loans and REO outstanding. As of December 31, 2001, non-accrual commercial real estate loans and REO had increased to $68.9 million and $19.3 million, respectively, from $31.6 million and $10.2 million, respectively at December 31, 2000. These balances were comprised of thirteen non-accrual commercial real estate loans and three REO properties at December 31, 2001 as compared to eleven non-accrual commercial real estate loans and two REO properties at December 31, 2000. Consideration must be given that, due to the secured nature of the Company’s loans and the presence of larger-balance loans, the classification, and the timing thereof, of an individual loan as non-performing or REO can have a significant impact upon the level of total non-performing assets, without necessarily a commensurate increase in loss exposure. The increase in non-performing assets from December 31, 1999 to December 31, 2000 is due to a few loans being either classified as non-accrual and becoming REO through foreclosure (for example, at December 31, 1999 there was no commercial REO, as compared to two REO properties at December 31, 2000 with a balance of $10.2 million). As of December 31, 2001, non-accrual residential real estate loans (including loans held for sale) and REO had decreased to $19.2 million and $4.3 million, respectively, from $28.9 million and $6.0 million, respectively at December 31, 2000. The decrease in non-accrual loans is primarily the result of a concerted effort by the Company to reduce these non-performing assets through sales to other financial institutions. The increase in residential real estate non-performing loans from December 31, 1999 to December 31, 2000, was primarily attributable to increased levels of loan originations and general trends for sub-prime loans. The syndicated loan group had no loans in non-performing status at December 31, 1999, and only one each at December 31, 2001 and 2000, with balances of $3.4 million and $9.4 million, respectively, at December 31, 2001 and 2000. See Note D of Notes to Consolidated Financial Statements for additional detail on non-performing assets.

      The provision for loan losses in 2001 increased to $53.4 million, as compared to $17.5 million in 2000 and $25.5 million in 1999. The amount for 1999, however, did include $6.8 million that was related to the Company’s commercial finance subsidiary, Fremont Financial, which was sold in December of 1999. The allowance for loan losses as a percentage of total loans receivable, increased to 2.70% as of December 31, 2001, as compared to 1.95% and 1.81% at December 31, 2000 and 1999, respectively. The ratio of net charge-offs to average total loans receivable increased in 2001 to 0.45% from 0.19% in 2000; however, substantially all of the increase in the ratio is due to $9.3 million in net charge-offs for the syndicated commercial loan portfolio during 2001. The syndicated commercial loan portfolio had no net charge-offs during 2000. The net charge-off ratio for commercial real estate loans for 2001 remained consistent at 0.21%, as compared to 0.20% for 2000. The total net charge-off ratio of 0.30% in 1999 was higher than 2000’s ratio of 0.19% due to the presence of the commercial finance portfolio, which historically had higher levels of loan losses than the commercial and residential real estate loan portfolios; the impact of the higher commercial finance net charge-off ratio in 1999 was offset by very low net charge-off ratio for commercial real estate of 0.03%.

      The following table summarizes the amounts of residential real estate loan sales, and related net gain, during the years of 2001, 2000 and 1999, by type of sale (thousands of dollars):

	2001	2000	1999

Residential real estate loan sales:
Whole loan sales	$2,823,005	$2,060,492	$343,468
Securitizations	—	—	1,411,295

Total residential real estate loan sales	$2,823,005	$2,060,492	$1,754,763

Net gain on sale of residential real estate loans	$46,235	$11,953	$2,250

      As previously indicated, a lower level of gains on sale from the whole loan sales of residential real estate loans was realized during 1999 as the Company instead securitized $1.4 billion of these loans in three separate securitization transactions. Whole loan sales are cash transactions made without recourse to the Company or its subsidiaries. No net gain on sale was recognized on the residual interests retained from the three securitizations in 1999.

Discontinued Insurance Operations

      The property and casualty insurance operation, which was primarily represented by the underwriting of workers’ compensation insurance policies, was classified as discontinued during the fourth quarter of 2001. The intention is to allow the liabilities (primarily loss and LAE reserves) related to the discontinued insurance business to run-off and the Company estimates that the dedicated assets (primarily cash, investment securities, and reinsurance recoverables) supporting these operations, and all related future cash inflows, will be adequate to fund all future policy obligations. As a result, the property and casualty insurance operation is accounted for as a discontinued operation using the liquidation basis of accounting and, accordingly, the Company’s operating results have been restated to reflect reporting in this manner for all periods presented. For additional detail on the discontinuance of the property and casualty insurance operation see Note P of Notes to Consolidated Financial Statements.

      The property and casualty insurance operation segment posted net losses of $547.4 million and $94.7 million for the years ended December 31, 2000 and 1999, respectively. See the “Special Discussion Concerning the Loss and LAE Reserve Increase in 2000” and “Special Discussion Concerning Reinsurance Transactions and Reserve Adjustments Recognized in 1999” for additional information regarding the net losses from discontinued insurance operations in 2000 and 1999. For 2001, the discontinued property and casualty insurance operation posted net income of $2.3 million prior to its classification as a discontinued operation. (See “Note P of Notes to Consolidated Financial Statements” for results of operations from discontinued insurance operations.)

  Special Discussion Concerning the Loss and LAE Reserve Increases in 2000

      In the second quarter of 2000, the Company increased its gross loss and LAE reserves under workers’ compensation insurance policies effective in or prior to 1999 by $450 million. The reserve action was determined through an evaluation of several factors, including increased severity trends observed since December 31, 1999 relating to the 1999 and prior accident years, increased variability of actuarial indications, and increased uncertainty within the workers’ compensation industry as to the underlying causes and consequent ultimate impact of both increases in claim severity and an acceleration in the payment of claims. The adequacy of these provisions for loss and LAE incurred for the 2000 accident year were evaluated by taking into consideration the actuarial indications as of December 31, 2000, the severity development potential for reinsurance recoveries, assumptions regarding changes in the development pattern of claims incurred on the 2000 accident year, as well as other factors.

      With respect to the $450 million total loss and LAE reserve increase in the second quarter of 2000, $400 million related to loss and directly allocated LAE (“ALAE”), with the remaining reserve increase of $50 million relating to that portion of the Company’s gross LAE reserves that provide for the unallocated general and administrative costs of settling estimated claims and which are not allocated to specific claims (“ULAE”).

Special Discussion Concerning Reinsurance Transactions and Reserve Adjustments Recognized in 1999

      The net loss from discontinued insurance operations in 1999 resulted primarily from the combined adverse effect on incurred loss and LAE of a lower than expected level of reinsurance recoverables than had been actuarially predicted at inception, coupled with the recognition of the settlement agreement with Reliance under a reinsurance contract that was in effect from January 1, 1998 through December 31, 1999.

      With regard to the lower than expected reinsurance recoverables, which were recognized in the third and fourth quarters of 1999, the Company lowered its estimate of reinsurance recoverables on unpaid losses for the 1998 and 1999 accident years by approximately $147 million. This decrease was in recognition of a lower than actuarially predicted level of incurred losses ceded under certain reinsurance contracts that were in effect from January 1, 1998 through December 31, 1999. These reinsurance contracts reduced the Company’s net loss exposure from a historical retention of $1 million per loss occurrence to $50,000 per loss occurrence.

      Also contributing to the loss before taxes in the fourth quarter of 1999 was the recognition of $75 million in lower reinsurance recoverables on the 1998 and 1999 accident years pursuant to a settlement agreement entered into on February 28, 2000 between the Company and Reliance under a reinsurance contract that was in effect from January 1, 1998 through December 31, 1999. Under the settlement agreement, the Company received approximately $102 million in cash and no longer has any involvement with the Reliance workers’ compensation reinsurance programs. The $75 million decrease in reinsurance recoverables represented the adjustment necessary to bring the estimated reinsurance recoverables relating to the 1998 and 1999 accident years under the reinsurance contract with Reliance to a present value basis at December 31, 1999.

Market Risk

      The Company is subject to market risk resulting primarily from fluctuations in interest rates arising from balance sheet financial instruments such as investments, loans and debt. Changes in interest rates can affect net investment income, loan interest income, gains or losses on loan sales, interest expense and total stockholders’ equity. The objective of the asset and liability management activities is to provide the highest level of net interest and investment income and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk. No derivative financial instruments were owned at December 31, 2001 and, consequently, the Company is not subject to market risk for such off-balance sheet financial instruments. Furthermore, there is no exposure to foreign currency or commodity price risk.

  Financial Services Operation — Interest Rate Risk

      The financial services operation is subject to interest rate risk resulting from differences between the rates on, and repricing characteristics of, interest-earning loans receivable (and loans held for sale) and the rates on, and repricing characteristics of, interest-bearing liabilities used to finance its loans such as thrift deposits and debt. Interest rate gaps may arise when assets are funded with liabilities having different repricing intervals or different market indices to which the instruments’ interest rate is tied and to this degree earnings will be sensitive to interest rate changes. Additionally, interest rate gaps could develop between the market rate and the interest rate on loans in the financial services loan portfolio, which could result in borrowers’ prepaying their loan obligations. While the Company attempts to match the characteristics of interest rate sensitive assets and liabilities to minimize the effect of fluctuations in interest rates, it does not currently utilize derivative financial instruments to meet these objectives. For the financial services operation, the expected maturity date does not necessarily reflect the net market risk exposure because certain instruments are subject to interest rate changes before expected maturity.

      The following table provides information about the assets and liabilities of the financial services operation that are sensitive to changes in interest rates. For loans, investments, deposits and other liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturity, adjusted for estimated loan prepayments based upon the historical behavior of the financial services loan portfolio. Deposits that have no contractual maturity are presented as maturing in 2002.

Financial Services Operation

Interest Rate Sensitivity

	Estimated Cash Flows of Principal Amounts
								Fair Value at
	2002	2003	2004	2005	2006	Thereafter	Total	12/31/01

	(Thousands of dollars)
Interest rate sensitive assets:
Variable rate:
Commercial real estate loans	$1,505,464	$786,710	$498,847	$113,985	$198,934	$23,033	$3,126,973	$3,136,005
Weighted-average interest rate	8.25%	7.36%	8.05%	7.97%	8.15%	8.27%	7.98%
Residential real estate loans(1)	$831,847	$50,387	$16,602	$10,711	$7,876	$22,331	$939,754	$960,173
Weighted-average interest rate	9.32%	9.07%	9.09%	9.09%	9.09%	9.10%	9.11%
Syndicated commercial loans	$8,497	$9,031	$9,599	$10,202	$10,843	$65,332	$113,504	$113,504
Weighted-average interest rate	5.70%	5.66%	5.66%	5.66%	5.66%	5.66%	5.66%
Investments	$37,587	$1,166	$229	$42	$8	$2	$39,034	$39,034
Weighted-average interest rate	4.93%	1.89%	1.89%	1.89%	1.89%	1.89%	4.82%
Fixed Rate:
Commercial real estate loans	$50,499	$53,869	$40,919	$18,620	$24,331	$230,659	$418,897	$423,366
Weighted-average interest rate	8.90%	9.10%	9.03%	8.21%	8.35%	8.22%	8.50%
Residential real estate loans(1)	$6,402	$5,905	$5,152	$5,178	$5,518	$2,115	$30,270	$30,928
Weighted-average interest rate	12.25%	12.50%	13.12%	13.33%	13.34%	10.25%	12.69%
Other loans	$703	$702	$702	$702	$702	$30	$3,541	$3,541
Weighted-average interest rate	12.04%	11.99%	11.99%	11.98%	11.97%	—	11.89%
Investments	$299,839	—	—	—	—	—	$299,839	$299,839
Weighted-average interest rate	1.60%	—	—	—	—	—	1.60%
Interest rate sensitive liabilities:
Variable Rate:
Industrial bank passbook and money market deposits	$934,109	—	—	—	—	—	$934,109	$934,109
Weighted-average interest rate	3.12%	—	—	—	—	—	3.12%
Fixed Rate:
Industrial bank certificates of deposit	$2,682,486	380,726	122,238	39,657	59,810	37,396	$3,322,313	$3,352,811
Weighted-average interest rate	3.86%	4.83%	5.84%	5.95%	6.16%	6.09%	4.14%
Debt with banks	$309,000	—	—	—	—	—	$309,000	$309,000
Weighted-average interest rate	1.75%	—	—	—	—	—	1.75%

(1)	Residential real estate loan amounts include loans held for sale and consumer-other loans.

      During 1999, the Company securitized certain of its residential real estate loans. A securitization has the effect of reducing interest rate risk since the securitized loans are typically removed from the balance sheet. However, a residual interest is retained in the securitized loans, and this residual interest is recorded on the balance sheet at fair value ($41.8 million at December 31, 2001). Residual interests do not have a stated maturity or amortization period and the expected amount of the net cash flow, as well as the timing of such cash flow, depends on the performance of the underlying collateral supporting each securitization. The actual cash flow of these instruments could vary substantially if performance is different from the assumptions utilized. Assumptions are developed to value the residual interests by analyzing past portfolio performance, current loan characteristics and current market and interest rate conditions.

     Discontinued Insurance Operations — Interest Rate Risk

      The discontinued insurance operations have exposure to changes in long-term interest rates due mainly to their significant investment portfolio. Fluctuations in interest rates may affect the fair value of the fixed rate investments resulting in potential realized gains and losses on investments.

      The following table presents principal cash flows of the investment portfolio by expected maturity dates. The weighted-average interest rate is based on expected maturities for fixed interest rate investments. For variable interest rate investments, the weighted-average interest rate is based on implied forward rates from appropriate annual spot rate observations as of the reporting date.

	Estimated Cash Flows of Ultimate Principal Amounts

								Fair Value at
	2002	2003	2004	2005	2006	Thereafter	Total	12/31/01

	(Thousands of dollars)
Interest rate sensitive assets:
Securities available for sale:
Fixed interest rate investments	$140,236	$4,715	$29,908	$5,755	$21,350	$925,048	$1,127,012	$1,024,153
Weighted-average interest rate	4.63%	5.54%	7.56%	7.56%	6.31%	7.12%	7.19%
Variable interest rate investments	$8,040	—	—	—	$77,629	—	$85,669	$107,953
Weighted-average interest rate	2.34%	—	—	—	10.17%	—	9.44%

     Fremont General Corporation (Parent-only) — Interest Rate Risk

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

	Principal Amount Maturing in:

								Fair Value at
	2002	2003	2004	2005	2006	Thereafter	Total	12/31/01

	(Thousands of dollars)
Interest rate sensitive assets:
Variable interest rate short-term investments	$2,847	—	—	—	—	—	$2,847	$2,847
Weighted-average interest rate	2.33%	—	—	—	—	—	2.33%
Interest rate sensitive liabilities:
Fixed interest rate debt borrowings	—	—	$150,625	—	—	$198,289	$348,914	$257,633
Weighted-average interest rate	—	—	7.70%	—	—	7.77%	7.74%
Fixed interest rate Company-obligated mandatorily redeemable preferred securities of subsidiary Trust holding solely Company junior subordinated debentures	—	—	—	—	—	$100,000	$100,000	$81,000
Weighted-average interest rate	—	—	—	—	—	9.00%	9.00%

Liquidity and Capital Resources

      The industrial bank finances its lending activities primarily through customer deposits, which have grown to $4.26 billion at December 31, 2001 from $3.85 billion at December 31, 2000. Additionally, beginning in 1999, certain of the residential real estate loans were financed through securitization. The industrial bank is also eligible for financing through the Federal Home Loan Bank of San Francisco, which financing is available at varying rates and terms. Additionally in 1999, the thrift obtained a line of credit with the Federal Reserve Bank of San Francisco. (See “Item 1. Business — Financial Services Operation — Funding Sources.”). The FDIC has established certain capital and liquidity standards for its member institutions, and the industrial bank was in compliance with these standards as of December 31, 2001. (See “Item 1. Business — Industrial Bank Regulation.”)

      The discontinued insurance operations must have cash and liquid assets available to meet its obligations to policyholders in accordance with contractual obligations, in addition to having funds available to meet ordinary operating costs. The operation primarily funds its obligations through recoveries from reinsurance contracts and its investment portfolio. By statute, the majority of the cash from the operation is required to be invested in investment grade securities to provide protection for policyholders. Fixed income and preferred equity securities are invested in with the objective of providing a reasonable return while limiting credit and liquidity risk. The discontinued insurance operations’ investment portfolio had a net unrealized loss position of $26.9 million at December 31, 2001. The Company believes it has adequate levels of liquidity and invested assets to meet the obligations to policyholders and claimants, and to cover ordinary operating expenses.

      The discontinued insurance subsidiaries are required in certain states to maintain on deposit with regulatory authorities investments that meet specified standards of quality, concentrations and type. At December 31, 2001, approximately $249.6 million was in cash and investment securities, at amortized cost, which exceeded amounts on deposit.

      As a holding company, Fremont pays its operating expenses, interest expense and stockholders’ dividends from its cash on hand, intercompany tax payments from its industrial bank and dividends from FGCC. Dividends on its common stock aggregated $7.1 million, $19.3 million, and $21.7 million during 2001, 2000 and 1999, respectively, however, no assurance can be given that future common stock dividends will be declared. As a result of the substantial operating losses incurred by the discontinued insurance operations during 2000, and the November 27, 2000 agreement with the DOI, which provides for additional supervision, Fremont does not expect to receive any dividends from its discontinued insurance operations for the foreseeable future. In addition, in March 2002, Fremont reached an understanding in principal with the DOI (subject to being finalized in a written agreement) under which it will have certain obligations for contributing capital to the discontinued workers’ compensation insurance subsidiaries. See Note P of Notes to Consolidated Financial Statements for details regarding these obligations. Fremont has available to it significant federal tax net operating loss carryforwards, which may be utilized to reduce or eliminate future federal tax payments. As a result, intercompany payments of federal tax obligations from the industrial bank, which would otherwise be payable to taxing authorities, are available for use by Fremont for general working capital purposes. There exist certain California Franchise Tax matters pending resolution, of which Fremont is not yet able to make a determination of their ultimate liability, which could be significant. Fremont, however, does not believe that the actual outcomes of these matters will adversely impact its liquidity. It is expected that the final resolution of these matters will take several years. (See Note F of Notes to Consolidated Financial Statements.)

      In December of 2000, the industrial bank transferred, by way of dividend, all of its rights and obligations in one of its securitization transactions to FGCC. FGCC is the downstream holding company subsidiary that holds the industrial bank subsidiary. In January 2001, the industrial bank transferred, via dividend, all of its rights and obligations in its two remaining securitization transactions to FGCC. These dividends resulted in a positive impact to the industrial bank through an increase in its risk-based capital ratios and provide additional flexibility in potentially monetizing the securitizations or in having FGCC dividend the cash flow from the securitizations to Fremont.

      On January 1, 2000 and April 1, 2000, the holding company converted approximately $154 million and $267 million, respectively, in notes receivable due from the downstream holding company subsidiaries, FGCC and Fremont Comp, to common equity in the subsidiaries, thereby establishing capital contributions to them. The January 1, 2000 conversion transaction affected FGCC and the April 1, 2000 conversion transaction impacted Fremont Comp, which is the downstream holding company subsidiary that holds the discontinued insurance subsidiaries. After these conversions, there is no affiliate debt due from the downstream holding company subsidiaries.

      On March 17, 1999, Fremont issued $425 million of Senior Notes consisting of $200 million of 7.70% Senior Notes due 2004 and $225 million of 7.875% Senior Notes due 2009. During the year ended December 31, 2001, Fremont purchased, at par value, $8.5 million of its 7.7% Senior Notes due 2004 and $27.0 million of its 7.875% Senior Notes due 2009; the cost was approximately $27.0 million. During the year ended December 31, 2000, Fremont purchased $40.9 million and $7.3 million in par value of its 7.7% Senior Notes due 2004 and 7.875% Senior Notes due 2009, respectively. The cost was approximately $22.9 million. In addition, during the year ended December 31, 2000, Fremont purchased $2.3 million in maturity value of its LYONs for approximately $531,000.

      In December 1999, the commercial finance lending activities were divested through the sale on December 20, 1999 of Fremont Financial, the commercial finance subsidiary, to FINOVA Capital Corporation, a subsidiary of The FINOVA Group, Inc. for approximately $708 million in cash and the assumption of existing debt. (See “Financial Services Operation.”)

      Despite the significant losses recorded in 2000, as well as the regulatory supervision of its workers’ compensation subsidiaries, the Company believes it has adequate resources to continue as a going concern. Fremont has cash and short term investments of $74.6 million at December 31, 2001 and no debt maturities until March of 2004 and believes that, with its other available sources of liquidity, it will have sufficient means to satisfy its liquidity needs for at least the next twelve months.

Critical Accounting Policies and Estimates

General

      The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its estimates, including those related to investments, income taxes, loan and insurance loss reserves, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowance for Loan Losses

      The allowance for loan losses is based on management’s opinion of an amount that is adequate to absorb losses inherent in the existing portfolio. The allowance for loan losses is established through a provision for loss based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable loan losses and other factors that warrant recognition in providing for an adequate loan loss allowance.

Income Taxes

      The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessments. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income. Management’s judgments regarding future profitability may change due to future market conditions, loan loss experience, and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances.

Discontinued Insurance Operations

      Discontinued insurance operations are accounted for using the liquidation basis of accounting whereby all future cash inflows and outflows are considered in determining whether the dedicated assets are sufficient to meet all future obligations. The adequacy of the dedicated assets are determined by: (i) estimating the ultimate remaining liabilities; (ii) discounting these liabilities using estimates of payment patterns and investment yields derived from the dedicated investment portfolio, and (iii) comparing and limiting this discounted estimate of liabilities to the dedicated assets. Any gains from discontinued insurance operations would be recorded only at such time as their realization is certain. If, due to economic conditions or other various factors, management concludes that the dedicated assets supporting these operations, and all related cash inflows, are not adequate to fund future policy obligations, then management would record a loss on discontinued insurance operations at that time.

Item 7.(a)     Quantitative and Qualitative Disclosures About Market Risk

      The information set forth under the subheadings “Market Risk,” “Financial Services Operation — Interest Rate Risk,” “Discontinued Insurance Operations — Interest Rate Risk,” and “Fremont General Corporation (Parent-only) — Interest Rate Risk” in the Company’s Management’s Discussion and Analysis is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

      The Company’s Consolidated Financial Statements, including supplementary data, are set forth in the “Index” on page 38 hereof.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information set forth under the subheadings “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. Executive Compensation

      The information set forth under the subheadings “Election of Directors,” “Compensation of Directors,” “Executive Officers,” “Summary Compensation Table,” “Summary Compensation Table — Explanations,” “Option/ SAR Grants In Last Fiscal Year,” “Option Exercises and Year-End Option Values,” “Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table,” “Employment Agreements” and “Retirement and Other Benefit Plans,” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the subheading “Principal and Management Stockholders” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The information immediately following the captions “Election of Directors,” “Employment Agreements,” and “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) and (a)(2) and (d) Financial Statements and Schedules. Reference is made to the “Index — Consolidated Financial Statements and Financial Statements Schedules — Annual Report on Form 10-K filed as part of this Annual Report.

      (a)(3) and (c) Exhibits.

Exhibit
No.	Description

3.1	Restated Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 1998, Commission File Number 1-8007.)
3.2	Certificate of Amendment of Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)
3.3	Amended and Restated By-Laws of Fremont General Corporation. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.1	Form of Stock Certificate for Common Stock of the Registrant. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
4.2	Indenture with respect to Liquid Yield Option Notes Due 2013 between the Registrant and Bankers Trust Company. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed on October 1, 1993, Registration Number 33-68098.)
4.3	Indenture among the Registrant, the Trust and Bank of New York (originated with First Interstate Bank of California), a New York Banking Corporation, as trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.4	Amended and Restated Declaration of Trust among the Registrant, the Regular Trustees, The Chase Manhattan Bank (USA), a Delaware banking corporation, as Delaware trustee, and The Chase Manhattan Bank, N.A., a national banking association, as Institutional Trustee. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.5	Preferred Securities Guarantee Agreement between the Registrant and The Chase Manhattan Bank, N.A., a national banking association, as Preferred Guarantee Trustee. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.6	Common Securities Guarantee Agreement by the Registrant. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.7	Form of Preferred Securities. (Included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.1(a)*	Fremont General Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on April 9, 2001, Registration Number 333-58560.)

Exhibit
No.	Description

10.1(b)*	First Amendment to the Fremont General Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.1(b) to Quarterly Report on Form 10-Q, for the period ended June 30, 2001, Commission File Number 1-8007.)
10.2*	Fremont General Corporation Deferred Compensation Trust. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on April 9, 2001, Registration Number 333-58560.)
10.3*	1997 Stock Plan and related agreements. (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007.)
10.4*	The 1999 Long Term Incentive Compensation Plan of the Registrant. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1999, Commission File Number 1-8007.)
10.5*	1995 Restricted Stock Award Plan As Amended and forms of agreement thereunder. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8/S-3 filed on December 9, 1997, Registration Number 333-17525.)
10.6(a)*	Fremont General Corporation Employee Benefits Trust Agreement (“Grantor Trust”) dated September 7, 1995 between the Registrant and Merrill Lynch Trust Company of California. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.6(b)*	November 11, 1999 Amendment to Exhibit A to the Fremont General Corporation Employee Benefits Trust (“Grantor Trust”) dated September 7, 1995 between the Registrant and Merrill Lynch Trust Company of California. (Incorporated by reference to Exhibit 10.13 (a) to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999, Commission File Number 1-8007.)
10.7(a)*	Employment Agreement between the Registrant and James A. McIntyre dated January 1, 1994. (Incorporated by reference to Exhibit (10)(i) to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1994, Commission File Number 1-8007.)
10.7(b)*	First Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 1996. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007.)
10.7(c)*	Second Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 8, 1997. (Incorporated by reference to Exhibit 10.14 (c) to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007.)
10.7(d)*	Third Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 2000. (Incorporated by reference to Exhibit 10.9 (d) to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
10.8*	Employment Agreement between the Registrant and Louis J. Rampino dated February 25, 2000. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
10.9*	Employment Agreement between the Registrant and Wayne R. Bailey dated February 25, 2000. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)

Exhibit
No.	Description

10.10*	Employment Agreement between the Registrant and Raymond G. Meyers dated February 25, 2000. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.11*	Management Continuity Agreement between the Registrant and John Donaldson dated April 1, 2000. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.12*	Management Continuity Agreement between the Registrant and Patrick E. Lamb dated April 1, 2000. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.13*	Management Continuity Agreement between the Registrant and Alan Faigin dated April 1, 2000. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.14*	Management Continuity Agreement between the Registrant and Eugene E. McNany, Jr. dated April 1, 2000. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.15*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Murray L. Zoota dated May 15, 2000. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.16*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Gwyneth E. Colburn dated May 15, 2000. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.17*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Kyle R. Walker dated May 15, 2000. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.18*	Management Continuity Agreement among the Registrant, Fremont Compensation Insurance Group and Mary-Lou A. Misrahy dated July 1, 2001. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2001, Commission File Number 1-8007.)
10.19*	Management Incentive Compensation Plan of Fremont General Corporation and Affiliated Companies.
10.20	Continuing Compensation Plan for Retired Directors. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

Exhibit
No.	Description

10.21	Letter Agreement among Fremont Compensation Insurance Group, the Registrant and the State of California Department of Insurance dated November 27, 2000. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Auditors.

*	Management or compensatory plans or arrangements.

With respect to long-term debt instruments, the Registrant undertakes to provide copies of such agreements upon request by the Commission.

      (b) Reports on Form 8-K. None.

FREMONT GENERAL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Fremont General Corporation

      We have audited the accompanying consolidated balance sheets of Fremont General Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fremont General Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Los Angeles, California

March 21, 2002

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,

	2001	2000

		(Restated)

	(Thousands of dollars)
Cash and cash equivalents	$151,204	$236,352
Investment securities available for sale at fair value	341,903	291,602
Loans receivable	3,757,222	3,403,256
Loans held for sale	755,367	298,568
Residual interests in securitized loans at fair value	41,840	52,061
Accrued interest receivable	25,042	24,483
Deferred income taxes	316,169	342,525
Other assets	63,739	82,426
Assets held for discontinued insurance operations	2,556,519	3,479,022

Total Assets	$8,009,005	$8,210,295

LIABILITIES
Deposits	$4,256,422	$3,849,211
Other liabilities	114,859	131,652
Short-term debt	309,000	—
Long-term debt	342,568	376,843
Liabilities of discontinued insurance operations	2,528,383	3,456,824

Total Liabilities	7,551,232	7,814,530
Company-obligated mandatorily redeemable preferred securities of subsidiary Trust holding solely Company junior subordinated debentures	100,000	100,000
STOCKHOLDERS’ EQUITY
Common Stock, par value $1 per share — Authorized: 150,000,000 shares; Issued and outstanding: (2001 — 70,795,000 and 2000 — 70,732,000)	70,795	70,732
Additional paid-in capital	276,024	280,764
Retained earnings	64,129	10,677
Deferred compensation	(53,293)	(66,456)
Accumulated other comprehensive income	118	48

Total Stockholders’ Equity	357,773	295,765

Total Liabilities and Stockholders’ Equity	$8,009,005	$8,210,295

See notes to consolidated financial statements.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

		(Restated)

	(Thousands of dollars, except
	per share data)
Interest income:
Interest and fee income on loans	$408,641	$379,243	$366,408
Investment income	14,272	28,868	33,030

	422,913	408,111	399,438
Interest expense:
Deposits	212,110	217,423	149,174
Short-term borrowings	5,126	439	12,411
Long-term debt	37,467	43,444	77,612

	254,703	261,306	239,197
Net interest income	168,210	146,805	160,241
Provision for loan losses	53,374	17,526	25,470

Net interest income after provision for loan losses	114,836	129,279	134,771
Non-interest income:
Net gain on sale of residential real estate loans	46,235	11,953	2,250
Net gain on whole loan sales — other	2,032	2,134	2,717
Gain on sale of subsidiary	—	—	10,324
Other	16,343	20,738	28,479

	64,610	34,825	43,770
Non-interest expense:
Compensation	55,619	67,325	81,052
Occupancy	8,108	8,405	9,220
Expenses and losses on real estate owned	4,976	2,437	2,442
Other	25,900	30,260	35,933

	94,603	108,427	128,647
Income before income taxes	84,843	55,677	49,894
Income tax expense	31,579	27,007	20,561

Net income from continuing operations	53,264	28,670	29,333
Discontinued insurance operations, net of tax	2,280	(547,400)	(94,710)
Extraordinary gains on extinguishment of debt, net of tax	4,990	12,418	—

Net income (loss)	$60,534	$(506,312)	$(65,377)

Per Share Data:
Basic:
Net income from continuing operations	$0.82	$0.45	$0.46
Discontinued insurance operations	0.03	(8.68)	(1.49)
Extraordinary gains on extinguishment of debt	0.08	0.20	—

Net income (loss)	$0.93	$(8.03)	$(1.03)

Diluted:
Net income from continuing operations	$0.76	$0.42	$0.43
Discontinued insurance operations	0.03	(7.92)	(1.38)
Extraordinary gains on extinguishment of debt	0.07	0.18	—

Net income (loss)	$0.86	$(7.32)	$(0.95)

See notes to consolidated financial statements.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

		(Restated)

	(Thousands of dollars)
Operating Activities
Net income from continuing operations	$53,264	$28,670	$29,333
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Provision for loan losses	53,374	17,526	25,470
Net change in residual interests in securitized loans	10,221	10,898	(62,959)
Deferred income tax expense	36,660	36,730	242
Depreciation and amortization	12,152	16,806	17,614
Change in other assets and liabilities	(12,707)	(18,853)	32,898

Net cash provided by continuing operations	152,964	91,777	42,598
Effect of discontinued insurance operations	(6,000)	(31,820)	—

Net cash provided by operating activities	146,964	59,957	42,598
Investing Activities
Loan originations and bulk purchases funded	(5,227,532)	(3,691,080)	(4,229,786)
Receipts from repayments and bulk sales of loans	4,363,393	3,327,353	3,806,869
Investment securities available for sale:
Purchases	(323,960)	(226,065)	(193,669)
Maturities or repayments	273,767	213,720	123,091
Purchases of property and equipment	(1,693)	(3,206)	(7,084)

Net cash used in investing activities	(916,025)	(379,278)	(500,579)
Financing Activities
Deposits accepted, net of repayments	407,211	425,968	1,288,404
Proceeds from short-term borrowings	309,000	—	—
Repayments of short-term borrowings	—	(10,000)	(175,702)
Proceeds from long-term debt	—	—	497,237
Repayments of long-term debt	(27,009)	(24,844)	(980,045)
Dividends paid	(7,050)	(19,337)	(21,704)
Stock options exercised	—	—	407
Decrease (increase) in deferred compensation plans	1,761	8,044	(43,507)

Net cash provided by financing activities	683,913	379,831	565,090
Increase (decrease) in cash and cash equivalents	(85,148)	60,510	107,109
Cash and cash equivalents at beginning of year	236,352	175,842	68,733

Cash and cash equivalents at end of year	$151,204	$236,352	$175,842

See notes to consolidated financial statements.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
		Additional			Comprehensive
	Common	Paid-in	Retained	Deferred	Income
	Stock	Capital	Earnings	Compensation	(Loss)	Total

					(Restated)

	(Thousands of dollars)
Balance at January 1, 1999	$69,939	$308,369	$620,612	$(86,910)	$740	$912,750
Net loss for 1999	—	—	(65,377)	—	—	(65,377)
Cash dividends to stockholders	—	—	(21,712)	—	—	(21,712)
Conversion of LYONs	141	1,599	—	—	—	1,740
Stock options exercised	—	(923)	—	1,416	—	493
Retirement of common stock	(41)	(919)	—	960	—	—
Shares acquired or allocated for employee benefit plans	—	(13,862)	—	(29,472)	—	(43,334)
Amortization of restricted stock	—	—	—	10,564	—	10,564
ESOP shares allocated	—	294	—	5,513	—	5,807
Other adjustments	—	(8,636)	—	8,636	—	—
Net change in unrealized gain (loss) on investments, net of deferred taxes	—	—	—	—	(764)	(764)

Balance at December 31, 1999	70,039	285,922	533,523	(89,293)	(24)	800,167
Net loss for 2000	—	—	(506,312)	—	—	(506,312)
Cash dividends to stockholders	—	—	(16,534)	—	—	(16,534)
Conversion of LYONs	1	9	—	—	—	10
Retirement of common stock	(66)	(310)	—	376	—	—
Shares issued, acquired or allocated for employee benefit plans	758	(9,643)	—	15,989	—	7,104
Amortization of restricted stock	—	—	—	11,975	—	11,975
ESOP shares allocated	—	(886)	—	1,826	—	940
Other adjustments	—	5,672	—	(7,329)	—	(1,657)
Net change in unrealized gain (loss) on investments, net of deferred taxes	—	—	—	—	72	72

Balance at December 31, 2000	70,732	280,764	10,677	(66,456)	48	295,765
Net income for 2001	—	—	60,534	—	—	60,534
Cash dividends to stockholders	—	—	(7,082)	—	—	(7,082)
Retirement of common stock	(296)	(3,054)	—	3,350	—	—
Shares issued, acquired or allocated for employee benefit plans	359	1,569	—	(4,743)	—	(2,815)
Amortization of restricted stock	—	—	—	10,096	—	10,096
ESOP shares allocated	—	(351)	—	4,927	—	4,576
Other adjustments	—	(2,904)	—	(467)	—	(3,371)
Net change in unrealized gain (loss) on investments, net of deferred taxes	—	—	—	—	70	70

Balance at December 31, 2001	$70,795	$276,024	$64,129	$(53,293)	$118	$357,773

See notes to consolidated financial statements.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Nature of Operations and Significant Accounting Policies

      Fremont General Corporation (“Fremont”) is a financial services holding company engaged primarily in commercial and residential real estate lending through its industrial bank subsidiary, Fremont Investment and Loan (“FIL”). The industrial bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). Commercial and residential real estate lending represented approximately 95% of loan interest revenues in 2001 (2000 — 90%; 1999 — 71%). Interest in syndicated commercial loans account for substantially all of the remaining loan interest revenues. In the fourth quarter of 2001, Fremont discontinued its remaining property and casualty insurance business, which consists primarily of workers’ compensation insurance operations. (See Note P for the liquidation accounting treatment of the discontinued insurance operations.) In December 1999, Fremont sold its commercial finance subsidiary that provided commercial working capital lines of credit (“commercial finance”).

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The significant accounting policies that materially affect financial reporting are summarized below.

      Consolidation: With the exception of the property and casualty subsidiaries which are reported as discontinued operations, the consolidated financial statements include the accounts and operations, after intercompany eliminations, of Fremont General Corporation and subsidiaries (“the Company”).

      Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Cash and Cash Equivalents: All highly liquid debt instruments with an original maturity of no more than three months are classified as cash equivalents.

      Investment Securities Available for Sale: Investment securities available for sale are carried at fair value. Unrealized holding gains and losses on investments are included in accumulated other comprehensive income (loss) and reported as a separate component of stockholders’ equity, net of deferred taxes.

      Realized investment gains and losses are included in other non-interest income based on specific identification of the investment sold.

      Loans Receivable: Loans are reported at the principal amount outstanding, net of deferred fees and costs, loan participations by other financial institutions or investors, and the allowance for loan losses. Loan origination fees, net of direct incremental loan origination costs, are deferred and amortized to interest and fee income over the contractual life of the loan using the interest method. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $118.0 million and $138.3 million as of December 31, 2001 and 2000, respectively. The allowance is increased by provisions charged against operations and reduced by loan amounts charged off by management. The allowance is maintained at a level considered adequate to provide for inherent losses on loans based on management’s evaluation of the loan portfolio. While management uses all available information to estimate the level of the allowance for loan losses, future additions may be necessary based on changes in the amounts and timing of future cash flows expected due to changes in collateral values supporting loans, general economic conditions and borrowers’ financial conditions.

      Management classifies loans as non-accrual generally when principal or interest is in default 90 days or more unless the loan has collateral sufficient to discharge the debt and management reasonably expects repayment of the debt or restoration to a current status in the near future. When a loan is placed on non-accrual status, any previously uncollected interest is reversed as a reduction of interest earned on

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans receivable and accrued interest receivable. Subsequent collections on non-accrual loans are applied as a reduction of principal. The Company’s charge-off policy is based on a monthly loan-by-loan review.

      Loans Held for Sale and Real Estate Owned: Loans held for sale are comprised of residential real estate loans and are carried at the lower of aggregate amortized cost or market. Market values are based upon available market quotes for pools of similar loans. Loans transferred from portfolio to held for sale are marked to market upon transfer, with any loss being reflected as a charge-off. Amortized cost includes the unpaid loan principal balance, and direct and indirect costs of origination (including commissions and allocated corporate overhead costs), less the net amount of fees received from the borrower. Valuation adjustments to lower carrying values to market are recorded in current operations as a component of the gain or loss on residential loan sales. Interest earned on loans held for sale is recorded as interest income until date of sale. As of December 31, 2001, $16.6 million of loans held for sale were classified as non-accrual.

      Real estate owned (“REO”) is primarily acquired through or in lieu of foreclosure on credits secured by real estate and is included in the financial statements under other assets at the lower of cost or estimated realizable value (net of estimated costs to sell). Estimated realizable values are based on an evaluation of numerous factors, including appraisals, sales of comparable assets and estimated market conditions. Loans transferred from portfolio to REO are marked to market, if necessary, upon transfer, with any loss being reflected as a charge-off. Gains on the subsequent sale of REO properties are included in non-interest income. Losses on the subsequent sale or periodic revaluation of REO properties, and the net costs of maintaining these properties, are included in non-interest expenses. Such gains and losses on REO have historically not been material.

      Loan Sales: Loan sales are on a cash basis wherein the buyer acquires all future rights to the loans sold with no recourse to the Company. Gains and losses on these whole loan sales are recognized at the date of settlement and are based upon the difference between the cash received for the loans and the carrying cost of the loans. Gains and losses on whole loan sales are classified as non-interest income.

      Residual Interests in Securitized Loans at Fair Value: The residual interests relate to residential real estate loans that the Company securitized and in which it retains the right to receive certain future cash flows, which are generally equal to the value of the principal and interest to be collected on the loans in excess of: (i) the principal and interest to be paid on the securities sold through a securitization trust to third party investors; and (ii) various contractual net servicing fees and other expenses. The residual interests are at estimated fair value. Since active market quotes are generally not available for residual interests, the Company determines fair value by computing the present value of the estimated net cash flows retained, using the dates that such cash flows are expected to be released to the Company (the cash-out method), at a discount rate that management considers to be commensurate with the risks associated with the cash flows. The Company recognized no initial net gain on the residual interests it retained above the carrying costs of the loans sold into the securitizations. The carrying costs included direct and indirect origination costs.

      Deposits: Deposits consist of certificates of deposit and installment certificates (which are similar to passbook savings accounts and money market accounts) at FIL. Such balances are credited with interest at rates ranging from 2.35% to 6.85% at December 31, 2001. The estimated fair value of the deposits was $4,286,920,000 at December 31, 2001. (See Note G.)

      Furniture and Equipment: Furniture and equipment are stated at cost, less accumulated depreciation. Generally depreciation is computed using the straight-line method over periods ranging from two to twelve years. Leasehold improvements are amortized over the terms of the lease. The net book value of these fixed assets (2001 — $9,270,000; 2000 — $11,562,000) is included in other assets.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, investment securities, commercial and residential real estate loans, syndicated commercial loans and residual interests in securitized residential real estate loans. The Company places its temporary cash investments and investment securities with high credit quality financial institutions and limits the amounts of credit exposure to any one financial institution. The Company attempts to limit the concentration of credit risk for commercial real estate loans by emphasizing first mortgage lending on a wide variety of properties that generate stable or increasing cash flow streams, have strong asset quality and proven sponsorship. At December 31, 2001 and 2000, there were 60 and 32 commercial real estate loans, respectively, each with loan balances in excess of $15 million, and 48% of the commercial real estate loan portfolio was secured by mortgages on properties located in California. Concentration of credit risk with respect to residential real estate loans is limited due to the large number of borrowers; however, approximately 40% of these loans (including loans held for sale) are from borrowers within the state of California. Syndicated commercial loans consist of interests in 21 senior and secured loans that range in the size of the amount outstanding from $2.2 million to $9.8 million and are not concentrated geographically or by industry. (Also see Note P — Discontinued Insurance Operations.)

      Fair Values of Financial Instruments: The Company uses various methods and assumptions in estimating its fair value disclosures for financial instruments. For investment securities, fair values are determined from certain valuation services, as well as from quoted market prices. Loans receivable with variable rates, as well as deposits for passbook and money market type accounts, are deemed to be at fair value. The fair values of certificates of deposits, fixed rate real estate loans and other fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for similar accounts or loans to borrowers with similar credit ratings. Residual interests in securitized loans are estimated using discounted cash flow analyses using a discount rate considered commensurate with the risk associated with the cash flows.

      For cash equivalents and short-term debt, the carrying amount of the Company’s borrowings approximates fair value. The fair value of the Company’s long-term debt and mandatorily redeemable preferred securities of a subsidiary Trust is based on quoted market prices, if available, or estimated using discounted cash flow analyses.

      The carrying amounts and fair values of the Company’s financial instruments at December 31, 2001 are summarized in the following table:

	Carrying	Estimated
	Amount	Fair Value

	(Thousands of dollars)
Assets
Investment securities available for sale (Note C)	$341,903	$341,903
Loans receivable (Note D)	3,757,222	3,774,504
Loans held for sale (Note A)	755,367	772,752
Residual interests in securitized loans (Note E)	41,840	41,840

Liabilities
Deposits (Note A and G)	4,256,422	4,286,920
Short-term debt (Note H)	309,000	309,000
Long-term debt (Note I)	342,568	257,633
Company-obligated mandatorily redeemable preferred securities of subsidiary Trust holding solely Company junior subordinated debentures (Note J)	100,000	81,000

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      New Accounting Standards: In June 2001, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this accounting standard, but has not initiated any business combinations since the June 30, 2001 effective date.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the balance sheet, and no longer be amortized but tested for impairment on a periodic basis. The provision of this accounting standard also requires the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company will adopt this accounting standard effective January 1, 2002. Adoption of the Statement will not have a significant impact on the Company’s financial position and results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations,” for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 as of January 1, 2002. Adoption of the Statement will not have a significant impact on the Company’s financial position and results of operations.

      Reclassifications: Certain reclassifications of prior years’ amounts have been made to conform them with the current year’s presentation. This includes the necessary restatement of reporting the property and casualty insurance subsidiaries as part of discontinued insurance operations.

Note B — Cash and Cash Equivalents

      Cash and cash equivalents at December 31, are summarized in the following table:

	2001	2000

	(Thousands of dollars)
Cash on hand	$172	$189
Federal Reserve account	421	636
Deposits in other financial institutions	128,340	148,299
Repurchase agreements	17,271	36,372
Commercial paper	5,000	50,856

	$151,204	$236,352

      The Company’s cash and cash equivalent balances were unrestricted as of December 31, 2001 and 2000.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C — Investment Securities Available for Sale

      The amortized cost and fair values of investment securities available for sale are summarized in the following table:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Thousands of dollars)
At December 31, 2001
United States Treasury securities and obligations of other US government agencies and corporations	$300,021	$—	$—	$300,021
Mortgage-backed securities	6,702	182	—	6,884
Corporate securities	2,848	—	—	2,848
Federal Home Loan Bank stock	32,150	—	—	32,150

Total investment securities available for sale	$341,721	$182	$—	$341,903

At December 31, 2000 (restated)
United States Treasury securities and obligations of other US government agencies and corporations	$265,021	$—	$—	$265,021
Mortgage-backed securities	15,468	74	—	15,542
Federal Home Loan Bank stock	11,039	—	—	11,039

Total investment securities available for sale	$291,528	$74	$—	$291,602

      The Company currently holds no derivative or other off-balance sheet arrangements.

      The amortized cost and fair value of investment securities available for sale at December 31, 2001 by contractual maturity, are summarized in the following table:

	Amortized	Fair
	Cost	Value

	(Thousands of dollars)
One year or less (includes Federal Home Loan Bank stock)	$335,019	$335,019
Mortgage-backed securities	6,702	6,884

Totals	$341,721	$341,903

      The contractual maturities in the foregoing table may differ from actual maturities because certain borrowers have the right to sell or repay obligations with or without call or prepayment penalties. Most of the mortgage-backed securities provide for periodic payments through their lives.

Note D — Loans Receivable

      Loans receivable consist primarily of commercial and residential real estate loans and syndicated commercial loans. Commercial real estate loans, which are primarily variable rate, represent loans secured primarily by first mortgages on property types such as office, retail, industrial, hotels/motels, multi-family and mixed-use properties, with loan terms that are generally up to five years. Residential real estate loans have loan terms for up to thirty years and are generally secured by first deeds of trust on single-family residences. Syndicated commercial loans are variable rate senior loans originated on both a revolving and fixed-term basis, generally not in excess of seven years. These loans are secured by substantially all of the assets of the borrower, and, if applicable, of its subsidiaries. In September 2000, the Company sold substantially all of its insurance premium finance loan portfolio. Insurance premium notes receivable were loans collateralized by security interests in return premiums.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Balances of loans receivable by product category are summarized as follows:

	As of December 31,

	2001	2000	1999

	(Thousands of dollars)
Commercial real estate loans:
Bridge	$1,653,970	$1,120,829	$635,521
Permanent	1,320,993	1,068,420	1,095,699
Construction	263,587	411,938	311,255
Single tenant credit	307,320	322,082	309,121

Total commercial real estate loans	3,545,870	2,923,269	2,351,596
Residential real estate loans	195,643	239,655	372,528
Syndicated commercial loans	113,504	317,471	331,705
Insurance premium finance loans	—	—	64,596
Other — consumer loans	22,555	8,942	5,346

Gross loans receivable	3,877,572	3,489,337	3,125,771
Deferred fees and costs	(16,171)	(18,482)	(8,293)

Net loans receivable before allowance for loan losses	3,861,401	3,470,855	3,117,478
Less allowance for loan losses	(104,179)	(67,599)	(56,494)

Total loans receivable net of allowance for loan losses	$3,757,222	$3,403,256	$3,060,984

      Balances of non-accrual loans receivable, real estate owned and accruing loans 90 days past due, are summarized in the following table by loan type:

			Total	Accruing Loans
	Non-accrual	Real Estate	Non-Performing	90 Days or More
	Loans	Owned	Assets	Past Due

	(Thousands of dollars)
As of December 31, 2001:
Commercial real estate	$68,921	$19,329	$88,250	$15,586
Residential real estate — portfolio	2,531	4,260	6,791	—
Residential real estate — held for sale	16,639	—	16,639	—
Syndicated commercial loans	3,397	—	3,397	—
Other — consumer	104	—	104	4

	$91,592	$23,589	$115,181	$15,590

As of December 31, 2000:
Commercial real estate	$31,553	$10,171	$41,724	$1,023
Residential real estate	28,866	5,978	34,844	—
Syndicated commercial loans	9,440	—	9,440	—
Other — consumer	105	—	105	—

	$69,964	$16,149	$86,113	$1,023

As of December 31, 1999:
Commercial real estate	$14,384	$—	$14,384	$240
Residential real estate	15,538	3,720	19,258	—
Syndicated commercial loans	—	—	—	—
Premium finance	514	—	514	687
Other — consumer	26	—	26	1

	$30,462	$3,720	$34,182	$928

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accruing loans 90 days or more past due include loans that are contractually past maturity, but continue to make interest payments.

      The Company employs a documented and systematic methodology in determining the adequacy of its allowance for loan losses, which assesses the risk and losses inherent in the portfolio, and represents the Company’s estimate of probable inherent losses which have occurred as of the date of the financial statements. Establishment of the allowance for loan losses involves determining reserves for individual loans that have been deemed impaired and for groups of loans that are evaluated collectively. Reviews are performed to set reserves for loans that have been individually evaluated and identified as loans which have probable losses; these loans are generally larger-balance commercial real estate and syndicated commercial loans, and reserve requirements are attributable to specific weaknesses evidenced by various factors such as a deterioration in the quality of the collateral securing the loan, payment delinquency or other events of default. Smaller-balance, homogeneous loans, such as residential real estate loans, and performing larger-balance loans that currently exhibit no significant identifiable weaknesses or impairment are evaluated on a collective basis. The allowance for loan losses methodology incorporated management’s judgement concerning the effect of recent economic events on portfolio performance. Activity in the allowance for loan losses is summarized in the following table:

	Year Ended December 31,

	2001	2000	1999

	(Thousands of dollars)
Balance, beginning of year	$67,599	$56,494	$56,346
Provision for loan losses	53,374	17,526	25,470
Recoveries	1,119	211	243
Charge-offs	(17,913)	(6,632)	(11,300)
Reserves disposed of through sale of commercial finance subsidiary	—	—	(14,265)

Balance, end of year	$104,179	$67,599	$56,494

      At December 31, 2001 and 2000, the recorded investment in loans that are considered to be impaired was $91,592,000 and $69,964,000, respectively, all of which were on a non-accrual basis. The Company’s policy is to consider a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Evaluation of a loan’s impairment is based on the present value of expected cash flows or the fair value of the collateral, if the loan is collateral dependent. As a result of charge-offs, these impaired loans do not necessarily have a related specific allowance for loan loss allocated to them. However, the $91,592,000 and $69,964,000 of loans considered impaired have allocated specific allowances that totaled $14,938,000 and $9,792,000 at December 31, 2001 and 2000, respectively. The average net investment in impaired loans was $86,723,000, $49,638,000 and $29,703,000 for 2001, 2000 and 1999, respectively. Interest income that was recognized on the cash basis of accounting on loans classified as impaired during the year was $1,470,000, $898,000 and $999,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Interest income foregone for loans on non-accrual status that had not performed in accordance with their original terms was $9,733,000, $4,572,000 and $2,262,000, for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, there were no loans included in accrual status that had been modified in connection with troubled debt restructurings.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The carrying amounts and estimated fair values of loans receivable at December 31, 2001 and 2000 are summarized in the following table:

	2001		2000

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(Thousands of dollars)
Commercial real estate loans	$3,545,870	$3,559,459	$2,923,269	$2,919,495
Residential real estate loans(1)	218,198	221,891	248,597	258,004
Syndicated commercial loans	113,504	113,504	317,471	317,471

	3,877,572	3,894,854	3,489,337	3,494,970
Deferred fees and costs	(16,171)	(16,171)	(18,482)	(18,482)

	3,861,401	3,878,683	3,470,855	3,476,488
Allowance for loan losses	(104,179)	(104,179)	(67,599)	(67,599)

Loans receivable, net	$3,757,222	$3,774,504	$3,403,256	$3,408,889

(1)	Includes other — consumer loans

      The contractual maturities of loans receivable outstanding (shown net of deferred fees and costs) as of December 31, 2001 are summarized below:

	1 to 24	25 to 60	Over 60
	Months	Months	Months	Total

	(Thousands of dollars)
Term loans — variable rate:
Commercial real estate loans	$1,845,301	$1,190,218	$77,198	$3,112,717
Residential real estate loans(1)	—	—	189,154	189,154
Syndicated commercial loans	2,151	58,279	49,576	110,006
Term loans — fixed rate:
Commercial real estate loans	53,543	81,303	279,440	414,286
Residential real estate loans(1)	—	—	32,447	32,447
Revolving loans — variable rate:
Syndicated commercial loans	2,302	489	—	2,791

Total	$1,903,297	$1,330,289	$627,815	$3,861,401

(1)	Includes other — consumer loans

      The Company monitors the relationship of fixed and variable rate loans and interest bearing liabilities in order to minimize interest rate risk. The Company’s loans are predominately variable rate. Residential real estate loans that are reflected as variable rate include loans that have a fixed rate of interest for an initial period after origination, typically two to three years, after which the interest rate will then be adjusted at each six month interval thereafter.

Note E — Residual Interests in Securitizations

      In 1999, the Company securitized $1,411,383,000 of its residential real estate loans in three separate transactions. The remaining unpaid principal balance outstanding of the loans sold into these securitizations was $562,551,000, $1,000,410,000 and $1,288,832,000 as of December 31, 2001, 2000 and 1999, respectively. These loans carried a weighted average coupon rate of 10.10%, 10.36% and 9.94%

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at December 31, 2001, 2000 and 1999, respectively. The following are the primary assumptions used in the valuation of the residual interests as of December 31, 2001:

Expected weighted average annual constant prepayment rate	36.4%
Expected weighted average cumulative net loss assumption	4.69%
Weighted average discount rate used	16.0%
Weighted average remaining life of residual interests	2.26 years

      The outstanding balance of the Company’s residual interests in the securitizations was $41.8 million as of December 31, 2001 and $52.1 million as of December 31, 2000. The amounts and timing of the cash flows to the Company from the securitizations are estimated after considering various economic and other factors, including prepayment speeds and delinquency, default and loss rates. To allow for variations in the determination of fair value, the Company recognized in 2000, as a charge against other non-interest income, a reduction in the valuation of its residual interests in the amount of $5.2 million.

Note F — Income Taxes

      The major components of income tax expense (benefit) are summarized in the following table:

	Year Ended December 31,

	2001	2000	1999

		(Restated)

	(Thousands of dollars)
Federal income tax
Current	$(10,618)	$(22,453)	$14,792
Deferred	36,660	36,730	242

	26,042	14,277	15,034
State income tax	5,537	12,730	5,527

Income tax expense	$31,579	$27,007	$20,561

      The significant change in state income tax in 2000, as compared to 2001 and 1999, is a result of a decision to increase by $5.8 million an accrual for certain pending state tax issues. In 2001, $4.7 million of the accrued amounts was reversed as a result of the expected favorable resolution of certain of these matters.

      A reconciliation of the effective federal tax rates in the consolidated statements of operations with the prevailing federal income tax rate of 35% is summarized in the following table:

	Year Ended December 31,

	2001	2000	1999

		(Restated)

	(Thousands of dollars)
Federal income tax at 35% of income before taxes	$29,695	$19,487	$17,463
Effects of:
Federal benefit on state taxes	(3,537)	(4,184)	(1,422)
Dividends in stock-based deferred compensation	(356)	(886)	(927)
Other	240	(140)	(80)

Federal income tax expense	$26,042	$14,277	$15,034

      Net payments made (net cash received) for federal and state income taxes were $2,917,000, $(5,068,000), and $(12,132,000) for 2001, 2000, and 1999, respectively. In 2000, the Company received a refund of taxes paid in prior years and on deposit with the Internal Revenue Service (“IRS”) totaling

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5,001,000. Included in 1999 tax payments is $9.1 million paid in settlement of an IRS review of tax losses carried back against prior years’ taxes paid. The majority of the amount paid was offset by an increase to the Company’s tax effect of its net loss carryforward as determined by the IRS in its review and is included in the Company’s total tax effect of net loss carryforwards of $220,828,000. Additionally, there was $1.4 million paid to the California Franchise Tax Board in 1999 in resolution of certain ongoing tax matters. These tax settlements had been accrued for in prior years. There exist certain California Franchise Tax matters pending resolution, of which the Company is not yet able to make a determination of their ultimate liability. The Company does not believe that the actual outcomes of these matters, which are expected to take several years to resolve, will have a material effect on the Company’s financial position or results of operations.

      The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company’s deferred tax assets as of December 31, 2001 and 2000 are summarized in the following table:

	December 31,

	2001	2000

		(Restated)

	(Thousands of dollars)
NOL carryforward	$220,828	$215,512
Discount on liabilities for losses and loss adjustment expenses	64,432	76,711
Allowance for loan losses and other doubtful accounts	54,732	36,515
Accrued expenses	14,235	23,144
Dividends to policyholders	—	10,964
Employee benefit expenses	9,635	11,531
Unearned premiums	—	4,605
Other, net	612	—

Deferred income tax asset amounts	364,474	378,982
Earned but unbilled premiums	(20,791)	(6,634)
Deferred loan origination costs	(12,212)	(10,462)
Residual interests in securitized loans	(10,138)	(11,914)
Deferred policy acquisition costs	—	(3,267)
Unearned premiums	(4,171)	—
Dividends to policyholders	(651)	—
Accrual of market discount	(342)	(718)
Other, net	—	(3,462)

Deferred income tax liability amounts	(48,305)	(36,457)

Net deferred income tax asset	$316,169	$342,525

      The Company’s principal deferred tax assets arise due to the net operating loss (“NOL”) carryforward, the discounting of liabilities for loss and loss adjustment expenses (“loss reserves”) which delays a portion of the loss reserve deduction for income tax purposes, the provision for doubtful loss accounts, certain accrued expenses, the accrual of dividends to policyholders, and certain employee benefit expenses. The majority of the Company’s NOL carryforward was generated in tax years 2000 and 1999, resulting primarily from the losses recognized in the Company’s discontinued insurance operations. (See Note P.) Additional NOL carryforward amounts were generated through amendments of prior years’ tax returns as well as the previously described settlement with the IRS in its review of certain tax losses carried back against prior years’ tax returns filed by the Company. At December 31,

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001, the Company’s net tax loss carryforwards totaled $631.0 million, which expire in years 2015 through 2021.

      In assessing the realization of deferred income tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends upon the generation of future taxable income during the periods in which temporary differences become deductible. In the Company’s opinion, the deferred tax assets will be fully realized and no valuation allowance is necessary as the Company has the ability to generate sufficient future taxable income to realize the tax benefits. If future income is not generated as expected, a valuation allowance may need to be established.

Note G — Deposits

      Deposits are insured by the FDIC and are summarized below by type with respective interest rate ranges as of December 31:

	2001		2000		1999

	Balances	Interest Rates	Balances	Interest Rates	Balances	Interest Rates

	(Thousands of dollars)
Passbook and money market deposit accounts	$963,084	2.71% – 3.20%	$615,910	3.20% – 5.83%	$671,834	2.57% – 5.13%
Certificates of deposit:
Under $100,000	2,619,576	2.47% – 6.85%	2,684,061	4.94% – 6.90%	2,290,373	4.75% – 8.68%
$100,000 and over	673,762	2.35% – 6.77%	549,240	4.89% – 6.83%	461,036	4.75% – 7.25%

	$4,256,422		$3,849,211		$3,423,243

      The certificates of deposit outstanding at December 31, 2001, mature as follows (dollars in thousands):

2002	$2,653,511
2003	380,726
2004	122,238
2005	39,657
2006	59,810
Thereafter	37,396

$3,293,338

      The table below summarizes the Company’s certificates of deposit as of December 31, 2001, which are in amounts of $100,000 or more, by maturity and by type.

	Certificates of Deposit $100,000 or more, maturing

	3 months	Over 3 through	Over 6 through	Over
	or less	6 months	12 months	12 Months	Total

	(Thousands of dollars)
Retail	$162,153	$40,405	$20,040	$37,247	$259,845
IRA’s	5,704	4,505	4,275	4,486	18,970
Brokered	108,864	67,210	—	218,873	394,947

Total	$276,721	$112,120	$24,315	$260,606	$673,762

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Interest expense on deposits is summarized as follows:

	Year Ended December 31,

	2001	2000	1999

	(Thousands of dollars)
Passbook and money market accounts	$33,674	$36,528	$32,798
Certificates of deposit	178,808	181,440	116,620
Penalties for early withdrawal	(372)	(545)	(244)

	$212,110	$217,423	$149,174

Note H — Short-Term Debt

      FIL is a member of the Federal Home Loan Bank system (“FHLB”) and at December 31, 2001 and 2000, had a borrowing capacity of $956.1 million and $449.2 million, respectively, with outstanding borrowings of $309 million and none, respectively, from the FHLB of San Francisco. FIL has pledged loans with a carrying value of $1,255.8 million and $812.0 million at December 31, 2001 and 2000, respectively, to secure any future borrowings. FIL’s borrowing capacity can be used to borrow under various FHLB loan programs, including adjustable and fixed-rate financing, for periods ranging from one day to 30 years, with a variety of interest rate structures available. The weighted average interest rate on the amount outstanding at December 31, 2001 was 1.75%. The borrowing capacity has no commitment fees or cost, requires minimum levels of investment in FHLB stock ($32.2 million and $7.3 million at December 31, 2001 and 2000, respectively), and can be withdrawn by the FHLB if there is any significant change in the financial or operating condition of FIL and is conditional upon its compliance with certain agreements covering advances, collateral maintenance, eligibility and documentation requirements. At December 31, 2001 and 2000, FIL was in compliance with all requirements.

      In 1999, FIL obtained a line of credit with the Federal Reserve Bank of San Francisco, and at December 31, 2001 and 2000 had a borrowing capacity of $125.8 million and $168.8 million, respectively, with no outstanding borrowings or activity during 2001 or 2000. FIL has pledged loans with a carrying value of $167.8 million and $225.1 million at December 31, 2001 and 2000, respectively to the Federal Reserve. This line of credit is provided when all other sources of funds are not reasonably available, and such advances are made with the expectation that they will be repaid when the availability of the usual source of funds is restored, usually the next business day.

Note I — Long-Term Debt

      Long-term debt is summarized in the following table:

	December 31,

	2001	2000

	(Thousands of dollars)
Fremont General Corporation:
Senior Notes due 2004, less discount (2001 — $574; 2000 — $881)	$150,051	$158,244
Senior Notes due 2009, less discount (2001 — $2,370; 2000 — $3,079)	188,330	214,621
Liquid Yield Option Notes due 2013, less discount (2001 — $3,402; 2000 — $3,611)	4,187	3,978

	$342,568	$376,843

      In 1999, Fremont issued $425,000,000 of Senior Notes (“the Senior Notes”) that consist of $200,000,000 and $225,000,000 7.70% Senior Notes due 2004 and 7.875% Senior Notes due 2009, respectively. Total proceeds to Fremont were approximately $420,237,000. The Senior Notes may be redeemed at any time in whole or in part before maturity, but are not subject to sinking fund payments.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These notes are unsecured senior indebtedness of Fremont ranking equally with Fremont’s existing and future unsubordinated indebtedness. Interest is payable on the notes semi-annually in March and September. During 2001, Fremont repurchased $8,500,000 and $27,000,000 par value of the 7.7% Senior Notes due 2004 and 7.875% Senior Notes due 2009, respectively with carrying values of $8,465,000 and $26,628,000 resulting in an extraordinary gain of $4,990,000, net of taxes of $3,093,000. During 2000, the Company repurchased $40,875,000 and $7,300,000 par value of the 7.7% Senior Notes due 2004 and 7.875% Senior Notes due 2009, respectively with carrying values of $40,626,000 and $7,194,000 resulting in an extraordinary gain of $12,024,000, net of taxes of $7,329,000.

      In 1993, Fremont sold in a public offering an aggregate $373,750,000 principal amount at maturity of Liquid Yield Option Notes due October 12, 2013 (Zero Coupon-Subordinated) (the “LYONs”) at an issue price of $372.42 for a total net proceeds of approximately $135,000,000. The yield to maturity is 5% with no periodic payments of interest. Each LYON is convertible into 38.5735 shares of Fremont’s common stock and was non-callable for five years. Holders converted aggregate principal amounts of $20,000 and $3,654,000 of LYONs into 1,000 and 141,000 shares of Fremont’s common stock during 2000 and 1999, respectively. In addition, during 2000, $2,264,000 of outstanding LYONs with a carrying value of $1,166,000 were repurchased resulting in an extraordinary gain of $394,000, net of taxes.

      The carrying amounts and the estimated fair values of long-term borrowings at December 31, 2001 are summarized in the following table:

	Carrying	Estimated
	Amount	Fair Value

	(Thousands of dollars)
Senior Notes due 2004	$150,051	$120,500
Senior Notes due 2009	188,330	133,490
LYONs	4,187	3,643

Total long-term borrowings	$342,568	$257,633

      Total interest payments were $254,594,000, $260,151,000, and $238,135,000 in 2001, 2000 and 1999, respectively. These payments represent interest expense on deposits of the industrial bank, short-term debt, long-term debt (excluding LYONs) and the Preferred Securities discussed in Note J.

Note J —	Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Company Junior Subordinated Debentures

      In 1996, Fremont General Financing I, a statutory business trust (the “Trust”) and consolidated wholly-owned subsidiary of Fremont, sold $100 million of 9% Trust Originated Preferred SecuritiesSM (“the Preferred Securities”) in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. Holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of 9% of the liquidation amount of $25 per Preferred Security, payable quarterly. The proceeds from the sale of the Preferred Securities were invested in 9% Junior Subordinated Debentures of Fremont (“the Junior Subordinated Debentures”). The Junior Subordinated Debentures are the sole asset of the Trust.

      The Preferred Securities will be redeemed upon maturity of the Junior Subordinated Debentures in 2026, subject to the election available to Fremont to extend the maturity up to 2045, and they may be redeemed, in whole or in part, at any time on or after March 31, 2001 and under certain specified circumstances. Fremont has the right to defer payments of interest on the Junior Subordinated Debentures, at any time, for up to 20 consecutive quarters. If interest payments on the Junior Subordinated Debentures are so deferred, distribution on the Preferred Securities will also be deferred.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Junior Subordinated Debentures rank pari passu with Fremont’s LYONs, and are subordinate and junior to all senior indebtedness of Fremont. (See Note I.) Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by Fremont to the extent that the Trust has funds available to make such payments. Trust distributions of $9,000,000 in 2001, 2000 and 1999 were included in interest expense on long-term debt.

Note K — Stockholders’ Equity and Restrictions

      Fremont is authorized to issue up to 2,000,000 shares of $.01 par value preferred stock; however, none has been issued.

      During 2001 and 2000, Fremont issued 359,000 and 758,000 common shares with a fair value of $2,057,000 and $3,693,000 to fund employee benefit and stock-based compensation programs.

      Stock award plans are provided for the benefit of certain key members of management that authorizes up to 11,609,000 shares of either stock rights or stock options to be allocable to participants. An aggregate of 917,500 and 2,195,000 shares of restricted stock were awarded at a weighted average fair value of $5.18 and $5.38 in 2000 and 1999, respectively; however, none were awarded in 2001. Restricted stock awards are generally amortized over 10 years. Amortization expense amounted to $6,814,000, $8,694,000 and $7,283,000 for 2001, 2000 and 1999, respectively. Unamortized amounts are reported as deferred compensation in the consolidated balance sheet.

      During the years 1993 to 1997, stock options were granted at exercise prices equal to the fair value of the stock on the date of grant. Grantees vested at the rate of 25% per year beginning on the first anniversary of the grant that expire after ten years. Stock option grants are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Because the exercise price of the options equaled the fair value of the stock on the date of the grant, no compensation expense was recognized. Pursuant to SFAS No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation,” the pro forma effects on both basic and diluted net loss per share, calculated as if the recognition and measurements provisions of SFAS 123 had been adopted, would have increased the loss per share by $0.02 for both years ended December 31, 2000 and 1999. For the year ended December 31, 2001, the pro forma basic and diluted earnings per share would not have changed. The pro forma effects are not likely to be representative of the effects on reported net income for future years because SFAS 123 has not been applied to options granted prior to January 1, 1995.

      The Black-Scholes option pricing method was used to value the options as of the grant date with the following assumptions: risk-free interest rate of 5.68%; expected life of 7 years; expected volatility of 23% and expected dividend yield of 1.13%.

      The stock option activity is summarized in the following table:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at January 1, 1999	1,840,858	$13.16
Exercised	(61,880)	6.58

Outstanding at December 31, 1999	1,778,978	13.38
Exercised	—	—

Outstanding at December 31, 2000	1,778,978	13.38
Forfeited	(47,376)	12.35

Outstanding December 31, 2001	1,731,602	13.41

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The exercise prices of the option shares outstanding at December 31, 2001 range from $7.16 to $14.94. The weighted average remaining contractual life is 2.67 years for the 343,602 option shares that range from $7.16 to $7.84 per share and 5.13 years for the 1,388,000 option shares that range from $14.00 to $14.94 per share.

      The number of shares exercisable at the end of the year and related weighted average exercise prices are summarized in the following table:

	December 31,

	2001	2000	1999

Shares exercisable	1,731,602	1,421,978	1,064,978
Related weighted average exercise price	$13.41	$13.01	$12.38

      The portion of the consolidated stockholders’ equity represented by Fremont’s investment in its subsidiaries is subject to various laws and regulations, whereby amounts available for payment of dividends may be restricted. In December of 2000, FIL transferred, by way of dividend, all of its rights and obligations in one of its securitization transactions to Fremont General Credit Corporation (“FGCC”). FGCC is a wholly-owned subsidiary of Fremont. The dividend was comprised of the carrying value of the residual interest in the securitized loans plus servicing advance reimbursements receivable related to the securitization transaction. In January of 2001, FIL transferred, via dividend, all of its rights and obligations in its two remaining securitization transactions to FGCC.

      Unrealized gains or losses on investment securities available-for-sale are included in other comprehensive income.

      The components of total comprehensive income (loss) are summarized in the following table:

	2001	2000	1999

		(Restated)

	(Thousands of dollars)
Net income (loss)	$60,534	$(506,312)	$(65,377)
Other comprehensive income (loss):
Net change in unrealized gains (losses) during the period	108	111	(1,176)
Less deferred income tax expense (benefit)	38	39	(412)

Other comprehensive income (loss)	70	72	(764)

Total comprehensive income (loss)	$60,604	$(506,240)	$(66,141)

Note L — Employee Benefit Plans

      The Company sponsors a 401(k) Plan and an Employee Stock Ownership Plan (“ESOP”) that covers substantially all employees with at least one year of service. Contribution expense for these plans amounted to $3,701,000, $4,173,000 and $5,735,000 for 2001, 2000 and 1999, respectively, of which $1,163,000, $2,721,000 and $2,941,000 related to the ESOP. Cash contributions to the ESOP, which relate to 2001, 2000 and 1999, were $2,753,000, $2,453,000 and $1,178,000, respectively. The contributions, which are generally discretionary, are based on total compensation of the participants.

      Until January 2000 when Fremont paid off the bank loan to the ESOP, the ESOP had been leveraged. Shares that had been pledged as collateral had been reported as deferred compensation in the consolidated balance sheet. The annual contributions made by Fremont to the ESOP were used to repay the loan. As the debt was repaid, shares were released from collateral and were allocated to participants based on total compensation. Dividends received by the ESOP on its pledged shares amounting to $36,000 and $174,000 in 2000 and 1999, respectively, were also used to service these loans. Interest expense was $14,000 and $187,000 for 2000 and 1999, respectively.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2001 all 4,512,000 shares of Fremont stock owned by the ESOP were allocated to participants. Unearned shares acquired prior to January 1, 1993 were accounted for in accordance with the historical cost approach. Unearned shares acquired after December 31, 1992 were accounted for in accordance with the current fair value approach and were not considered outstanding for earnings per share purposes.

Note M — Commitments and Contingencies

      The Company is a defendant in a number of legal actions arising primarily from claims made under insurance policies. Those actions have been considered in establishing the Company’s reported liabilities. Management and its legal counsel are of the opinion that the settlement of those actions will not have a material effect on the Company’s financial position or results of operations.

      Total rental expense for 2001, 2000 and 1999, was $5,096,000, $5,421,000, and $6,363,000, respectively. The Company leases office facilities and certain equipment under non-cancelable operating leases, the terms of which range from one to ten years. Certain leases provide for an increase in the basic rental to compensate the lessor for increases in operating and maintenance costs. The leases also provide renewal options.

      Under present leases, rental commitments are summarized in the following table (thousands of dollars):

2002	$6,729
2003	5,443
2004	3,772
2005	1,722
2006	757
Thereafter	120

$18,543

      FIL engages in whole loan sales, substantially all of which were residential real estate loans, and which were made without recourse, except for standard representations and warranties. Management believes that any liability related to the breach of these standard representations and warranties would not be significant.

      At December 31, 2001 and 2000, FIL had total loan commitments of $835 million and $953 million, respectively, substantially all of which were related to commercial real estate loans pending funding or advances under existing loan agreements.

      See Note P — Discontinued Insurance Operations, regarding Fremont’s commitment to provide capital to the discontinued workers’ compensation insurance subsidiaries.

Note N — Industrial Bank Regulatory Capital

      FIL is required to maintain certain capital ratios. Failure to maintain these ratios would severely limit FIL’s ability to support its business growth and pay dividends, and would increase the amount of its FDIC insurance premiums. At December 31, 2001 and 2000, FIL is categorized as well-capitalized. There have been no conditions or events since December 31, 2001 that management believes would

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change that categorization. The minimum ratios to be well-capitalized or adequately capitalized and FIL’s actual regulatory capital and ratios were as follows (thousands of dollars):

			Tier 1 Risk-Based		Total Risk-Based
	Tier 1 Leverage		Capital (to Risk		Capital (to Risk
	(Average Assets)		Weighted Assets)		Weighted Assets)

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Minimum ratios for:
Well-capitalized		5.00%		6.00%		10.00%
Adequately capitalized		3.00%		4.00%		8.00%
Actual amounts and ratios:
December 31, 2001	$417,151	8.44%	$417,151	9.88%	$470,562	11.14%
December 31, 2000	$387,572	9.00%	$387,572	9.79%	$437,084	11.04%

Note O — Disposition

      On December 20, 1999, the Company sold its commercial finance subsidiary, Fremont Financial Corporation (“FFC”), to FINOVA Capital Corporation, a subsidiary of The FINOVA Group, Inc. The selling price was approximately $708 million in cash and assumption of existing debt. The sale resulted in a $10.3 million gain before taxes that is included in other non-interest income in the consolidated statement of operations for the year ended December 31, 1999. At the date of sale, FFC had $701 million of assets, year-to-date revenues of $82.1 million and $9.0 million of income before taxes. The operating results of FFC were consolidated until the date of sale.

Note P — Discontinued Insurance Operations

      In the fourth quarter of 2001, the Company discontinued its property and casualty insurance operation, which was primarily represented by the underwriting of workers’ compensation insurance policies. The Company will attempt to sell the premium renewal rights (new business) of its workers’ compensation insurance operation (“Fremont Comp”) and transfer most of the organization and facilities to a third party. The Company is currently in negotiations with another organization to accomplish this, but cannot yet predict a final resolution. Since making the decision to discontinue the workers’ compensation insurance operation, Fremont Comp has continued to write new business in an attempt to retain the value of the organization as negotiations are actively pursued. Fremont Comp intends to cease to accept new business upon completion of a transfer of premium renewal rights to a third party or, failing such a transfer, during the second quarter of 2002. As of December 31, 2001, the Company believes that Fremont Comp’s workers’ compensation insurance loss and loss adjustment expenses (“LAE”) reserves are adequate and the Company intends to allow the liabilities (primarily loss and LAE reserves) related to this business to run-off and estimates that the dedicated assets (primarily cash, investment securities, and reinsurance recoverables) supporting these operations, and all related future cash inflows, will be adequate to fund future policy obligations. As a result, the property and casualty insurance operation is accounted for as a discontinued operation using the liquidation basis of accounting as prescribed under APB Opinion No. 30.

      In March 2002, Fremont reached an understanding in principal with the California Department of Insurance (“DOI”), which is subject to being finalized in a written agreement, that would allow Fremont Comp to self-administer the run-off of policies currently in force by paying claims and operating expenses in the ordinary course of business, discount its workers’ compensation insurance loss and LAE reserves for statutory purposes at 5.5% for all accident years, and would ensure the protection of Fremont’s net operating loss carryforwards attributable to Fremont Comp. The agreement would also preserve Fremont’s interest in the ultimate realizable equity, if any, of Fremont Comp. Under the

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement, Fremont would make additional capital contributions of $7.25 million each year for three years beginning with 2002 (currently Fremont is obligated under an agreement with the DOI dated November 27, 2000 to pay $6 million per year for each of those years). Beginning in 2005 and through 2008, Fremont would have a contingent payment obligation to make capital contributions of up to $13.25 million each year (for 2005, the $6 million obligation under the agreement with the DOI dated November 27, 2000 would no longer be applicable). The extent, if any, of these contingent support obligations would be dependent upon the deemed adequacy each year of Fremont Comp’s statutory surplus and workers’ compensation insurance loss and LAE reserves. Thus, the contingent capital contributions would be subject to future payment only if in any subject year that statutory surplus and loss reserves were deemed to be inadequate. As of December 31, 2001, the Company believes that Fremont Comp’s workers’ compensation insurance loss and LAE reserves are adequate and that Fremont Comp’s investment portfolio, and other assets, are sufficient to fund all future policy obligations.

      During the period 1986 to 1991, the Company discontinued all of its assumed reinsurance operations, as well as certain other insurance operations. These operations consisted primarily of facultative and treaty reinsurance covering primary and excess property and casualty insurance coverages.

      The Company’s life insurance subsidiary entered into reinsurance and assumption agreements with a reinsurer whereby substantially all of the subsidiary’s universal life insurance business was ceded to the reinsurer effective December 31, 1995, and all the annuity business was ceded to the reinsurer effective January 1, 1996. As a result of these agreements, the life insurance subsidiary essentially terminated its operating activities. Since these operations were previously included in the property and casualty insurance segment, the residual life insurance operations are now included in discontinued insurance operations.

      Discontinued insurance operations are accounted for using the liquidation basis of accounting whereby all future cash inflows and outflows are considered in determining whether dedicated assets are sufficient to meet all future obligations. The adequacy of the assets dedicated to fund the liabilities of discontinued operations is determined by: (i) estimating the ultimate remaining liabilities; (ii) discounting these liabilities using estimates of payment patterns and investment yields derived from the dedicated investment portfolio; and (iii) comparing and limiting this discounted estimate of liabilities to the dedicated assets. The estimated liabilities for loss and LAE include the accumulation of estimates for losses and claims reported prior to the balance sheet dates, estimates (based primarily on projections of historical developments) of claims incurred but not reported and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. These amounts, prior to discounting, are management’s best estimates of the ultimate costs of settlement, net of subrogation and salvage recoveries, which are necessarily subject to the inherent variability of future changes in economic, legal and social conditions. The effective discount rate used in estimating the reserves for loss and LAE as of December 31, 2001, for purposes of discontinued operations and liquidation basis accounting was less than the statutory rate of 5.5%.

      Statements of financial condition and results of operations for the discontinued insurance operations are as follows (the statement of results of operations for 2001 is for the period ended September 30,

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001; effective October 1, 2001, the liquidation basis of accounting was adopted upon the classification of the property and casualty insurance operation as discontinued):

	December 31,

	2001	2000

	(Thousands of dollars)
Assets
Cash and invested assets, at amortized cost	$1,248,303	$1,873,778
Premiums receivable	121,871	364,618
Reinsurance recoverables:
Property and casualty insurance — paid losses	60,407	43,460
Property and casualty insurance — unpaid losses	856,652	898,404
Assumed reinsurance and life insurance	75,317	108,967
Other assets	193,969	189,795

Total	$2,556,519	$3,479,022

Liabilities
Reserves for loss and loss adjustment expenses:
Property and casualty insurance	$2,203,349	$2,808,433
Assumed reinsurance	103,563	133,235
Life insurance benefits and liabilities	59,906	91,024
Other liabilities	161,565	424,132

Total	$2,528,383	$3,456,824

      Statutory surplus for all discontinued insurance operations, as reported for regulatory purposes, and giving effect to the permitted practice which allows Fremont Comp to discount its loss and LAE reserves, was $48.8 million and $230.4 million at December 31, 2001 and 2000, respectively. Upon adopting the liquidation basis of accounting for its discontinued property and casualty insurance operations, the Company increased its reserves for loss and LAE by $137 million on an undiscounted basis. The Company then discounted its property and casualty insurance loss and LAE reserves. The increase in the loss and LAE resulted primarily from the effects of an increase in the gross loss and LAE reserves under workers’ compensation insurance policies. This increase was determined through an evaluation of several factors, including increased severity trends observed for accident years 2000 and prior, and the ongoing uncertainty within the workers’ compensation industry as to the underlying causes and consequent ultimate impact of both increased claim severity and an acceleration in the payment of claims. The increased severity experienced by the Company, as well as a continuing industry-wide acceleration in paid losses over the past several years, has resulted in significant increases in the projection of total industry-wide losses and LAE. This variability was considered in determining that the dedicated assets supporting its discontinued insurance operations, and all related future cash inflows, will be adequate to fund future policy obligations. At December 31, 2001, for the discontinued property and casualty insurance operation, the dedicated assets exceeded the discounted estimate of loss and LAE reserves and other liabilities by approximately $121 million. This amount is a result of the fact that no gain on the discontinued insurance operations can be recorded until such time as realization is certain.

      Reinsurance recoverables on unpaid losses represent estimates of that portion of the estimated liabilities for loss and LAE that will be recovered after the balance sheet date from various reinsurers under contracts of reinsurance in place for current and prior years and are necessarily subject to the impact of future changes in economic and social conditions, as well as other various factors. Reinsurance contracts do not relieve the discontinued insurance subsidiaries of its obligations to its policyholders. The failure of reinsurers to meet their obligations in a timely and complete manner could have an adverse

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact upon the discontinued insurance operations. The Company evaluates the financial condition and economic characteristics of its reinsurers in an effort to minimize its exposure to reinsurer failures. As of December 31, 2001, Gerling Global Reinsurance Corporation of America (“Gerling”) was the only reinsurer that accounted for more than 10% of the total reinsurance recoverables. Gerling represented approximately 30% of such recoverables on that date. The effect of ceded reinsurance on loss and LAE for the discontinued property and casualty insurance operations was a decrease in expenses of $119.6 million, $235.0 million and $344.7 million for the three years ended December 31, 2001, 2000 and 1999, respectively. The discontinued property and casualty insurance operations had in place excess of loss reinsurance for new and renewal workers’ compensation insurance policies with effective dates of January 1, 2001, or after, that assumes liability for up to a maximum of $299.75 million of loss and certain LAE in excess of $250,000 per loss occurrence.

	Nine Months
	Ended	Year Ended December 31,
	September 30,
	2001	2000	1999

	(Thousands of dollars)
Revenues
Property and casualty premiums earned	$251,804	$1,016,086	$831,005
Net investment income	74,086	133,914	149,808
Other revenue	1,921	(1,961)	(3,927)

	327,811	1,148,039	976,886
Expenses
Losses and loss adjustment expenses:
Property and casualty insurance	229,014	1,262,000	770,523
Assumed reinsurance	—	—	38,462
Other operating costs and expenses	96,285	589,004	262,882
Policyholder dividends	1,682	38,386	36,123
Interest expense	744	7,184	23,536

	327,725	1,896,574	1,131,526
Income (loss) before taxes	86	(748,535)	(154,640)
Income tax benefit	(2,194)	(201,135)	(59,930)

Discontinued insurance operations	$2,280	$(547,400)	$(94,710)

      The significant net loss from discontinued insurance operations during 2000 was the result of increases in the gross liability for loss and LAE totaling $450.0 million under workers’ compensation insurance policies, $267.8 million of charges related to the restructuring of the workers’ compensation insurance operation, and $44.1 million of other non-recurring charges. The increase in the loss and LAE of $450.0 million recognized in 2000 resulted primarily from the effects of a significant increase in the gross loss and LAE reserves under workers’ compensation insurance policies effective in or prior to 1999. This reserve action was determined through an evaluation of several factors, including increased severity trends observed subsequent to December 31, 1999 relating to the 1999 and prior accident years, increased variability of actuarial indications, and increased uncertainty within the workers’ compensation industry as to the underlying causes and consequent ultimate impact of both increases in claim severity and an acceleration in the payment of claims. These severity increases covered both medical and indemnity costs, and was above levels adjusted for estimated inflation. The frequency of claims, however, was observed to have remained stable or slightly lower. The increasing severity on the 1999 accident year, coupled with a continuing industry-wide acceleration in paid losses observed by the Company, resulted in significant increases in the projections of total industry-wide losses and LAE. Paid losses by the property and casualty insurance subsidiaries attributable to workers’ insurance policies were

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$809.7 million, $847.3 million and $872.4 million for the three years ended December 31, 2001, 2000 and 1999, respectively.

      The amortized cost and fair value of cash and invested assets of the discontinued operations as of December 31, 2001 are summarized in the following table:

	Amortized	Fair
	Cost	Value

	(Thousands of dollars)
Fixed maturities	$805,403	$800,034
Non-redeemable preferred stock	255,720	234,182
Cash and other invested assets	187,180	187,180

Cash and invested assets	$1,248,303	$1,221,396

      The amortized cost and fair value of fixed maturity investments at December 31, 2001 by contractual maturity, are summarized in the following table:

	Amortized	Fair
	Cost	Value

	(Thousands of dollars)
One year or less	$48,663	$48,959
Over 1 year through 5 years	59,926	63,186
Over 5 years through 10 years	182,213	186,554
Over 10 years	286,536	263,719

Subtotal	577,338	562,418
Mortgage-backed securities	228,065	237,616

Totals	$805,403	$800,034

      The contractual maturities in the foregoing table may differ from actual maturities because certain borrowers have the right to sell or repay obligations with or without call or prepayment penalties. Most of the mortgage-backed securities provide for periodic payments through their lives. The average maturity of the fixed income portfolio was 4.89 years at December 31, 2001. During 2001, the investment yield earned, excluding realized gains and losses, on the average investment securities of the discontinued insurance operations, was 7.13%.

      External rating agencies are utilized to establish quality ratings for its investments. As of December 31, 2001, all investments held by the discontinued insurance operations are current as to principal and interest, with no investment in default. Concentrations of credit risk for the discontinued insurance operations is generally limited due to the large number of such investments and their distribution across many different industries and geographic regions. Investments at amortized cost included in fixed maturity investments and non-redeemable preferred stock that in total exceed 10% of consolidated stockholders’ equity at December 31, 2001 are summarized in the following table:

	Fixed Maturity	Non-Redeemable
	Investments	Preferred Stock	Totals

	(Thousands of dollars)
Bear Stearns Companies Inc.	$—	$48,748	$48,748
Phillip Morris Companies, Inc.	48,485	—	48,485
General Motors Corporation	39,299	—	39,299
Safeco Capital Trust I	36,465	—	36,465

	$124,249	$48,748	$172,997

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Using Standard & Poor’s, Moody’s and Fitch’s rating services, the quality mix of the discontinued insurance operations investment portfolio at December 31, 2001 is summarized in the following table (using Standard & Poor’s and Fitch’s rating scale):

AAA (including U.S. government obligations)	24%
AA	10
A	39
BBB	24
BB	1
B	2

100%

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Q — Parent Company Only Condensed Financial Statements

CONDENSED BALANCE SHEETS

	December 31,

	2001	2000

		(Restated)

	(Thousands of dollars)
Assets
Cash and cash equivalents	$71,690	$68,017
Investment in subsidiaries	468,329	410,467
Deferred income taxes	316,169	342,525
Other assets	25,224	33,958

Total Assets	$881,412	$854,967

Liabilities
Accrued expenses and other liabilities	$77,978	$79,266
Notes payable to subsidiary	103,093	103,093
Long-term debt	342,568	376,843

Total Liabilities	523,639	559,202
Total Stockholders’ Equity	357,773	295,765

Total Liabilities and Stockholders’ Equity	$881,412	$854,967

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

		(Restated)

	(Thousands of dollars)
Revenues
Interest income from consolidated subsidiaries	$—	$—	$8,168
Dividends from consolidated subsidiaries	278	278	4,156
Net investment income	2,593	9,932	22,622
Other income	1,987	12,018	9,012

Total Revenues	4,858	22,228	43,958
Expenses
Interest expense	28,468	34,445	32,427
Interest on notes payable to subsidiary	9,278	9,278	9,278
General and administrative	20,788	25,001	29,473

Total Expenses	58,534	68,724	71,178

	(53,676)	(46,496)	(27,220)
Income tax benefit	(27,166)	(15,687)	(11,282)

Loss before equity in undistributed income of subsidiary companies, discontinued insurance operations and extraordinary gains on extinguishment of debt	(26,510)	(30,809)	(15,938)
Equity in undistributed income of subsidiary companies	79,774	59,479	45,271

Net income from continuing operations	53,264	28,670	29,333
Discontinued insurance operations, net of tax	2,280	(547,400)	(94,710)
Extraordinary gains on extinguishment of debt, net of tax	4,990	12,418	—

Net Income (Loss)	$60,534	$(506,312)	$(65,377)

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

		(Restated)

	(Thousands of dollars)
Operating Activities
Net Cash Provided by (Used in) Continuing Operations	$15,576	$24,149	$(7,043)
Effect of discontinued insurance operations	(6,000)	(31,820)	—

Net Cash Provided by (Used in) Operating Activities	9,576	(7,671)	(7,043)
Investing Activities
Purchases of investment securities available for sale	(2,847)	—	—
Maturities of investment securities available for sale	—	1,435	26,000
Net increase in credit lines with consolidated subsidiaries	—	—	(105,348)
Distribution from subsidiary	29,350	—	124,341
Purchase of property and equipment	(41)	(29)	(759)

Net Cash Provided by Investing Activities	26,462	1,406	44,234
Financing Activities
Repayment of short-term debt	—	—	(717)
Proceeds from long-term debt	—	—	497,237
Repayment of long-term debt	(27,009)	(24,844)	(379,285)
Dividends paid	(7,050)	(19,337)	(21,704)
Stock options exercised	—	—	407
(Increase) decrease in deferred compensation plans	1,694	10,321	(44,029)

Net Cash Provided by (Used in) Financing Activities	(32,365)	(33,860)	51,909

Increase (Decrease) in Cash and Cash Equivalents	3,673	(40,125)	89,100
Cash and cash equivalents at beginning of year	68,017	108,142	19,042

Cash and cash equivalents at end of year	$71,690	$68,017	$108,142

Note R — Operations by Reportable Segment

      In the fourth quarter of 2001, the Company discontinued its property and casualty insurance segment. The Company’s business is now engaged in one reportable segment; financial services. Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that are not allocated to its reportable segment.

      The following data for the years ended December 31, 2001, 2000 and 1999 provide certain information necessary for reportable segment disclosure, as well as a reconciliation to total consolidated

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial information. Interest revenue is reported net of interest expense. This net interest revenue is used to assess segment performance.

	Year Ended December 31,

	2001	2000	1999

		(Restated)

	(Thousands of dollars)
Income (loss) before income taxes
Financial services	$138,519	$102,173	$79,874
Unallocated corporate	(53,398)	(46,218)	(25,824)

Total	85,121	55,955	54,050
Reconciling items — intercompany dividends	(278)	(278)	(4,156)

Total consolidated	$84,843	$55,677	$49,894

Interest revenue, net of interest expense
Financial services	$203,084	$180,317	$170,877
Unallocated corporate	(34,772)	(32,272)	(6,755)

Total	168,312	148,045	164,122
Reconciling items — intersegment elimination	—	—	(3,878)

Total consolidated	$168,312	$148,045	$160,244

Amortization and depreciation expense
Financial services	$4,986	$6,416	$9,455
Unallocated corporate	7,166	10,390	8,159

Total consolidated	$12,152	$16,806	$17,614

	December 31,

	2001	2000	1999

		(Restated)

	(Thousands of dollars)
Segment Assets
Financial services	$5,066,437	$4,298,454	$3,805,135
Unallocated corporate	386,049	432,819	605,165

Total	5,452,486	4,731,273	4,410,300
Reconciling items:
Assets held for discontinued insurance operations	2,556,519	3,479,022	3,977,291

	$8,009,005	$8,210,295	$8,387,591

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note S — Earnings Per Share

      Earnings per share have been computed based on the weighted average number of shares. The following table sets forth the computation of basic and diluted earnings per share:

	2001	2000	1999

		(Restated)

	(In thousands, except per share data)
Income from continuing operations (numerator for basic earnings per share)	$53,264	$28,670	$29,333
Effect of dilutive securities:
LYONs	124	142	151

Income from continuing operations available to common stockholders after assumed conversions (numerator for diluted earnings per share)	$53,388	$28,812	$29,484

Weighted-average shares (denominator for basic earnings per share)	64,955	63,052	63,650
Effect of dilutive securities:
Restricted stock	5,340	5,755	4,496
Stock options	—	—	207
LYONs	293	293	400

Dilutive potential common shares	5,633	6,048	5,103
Adjusted weighted-average shares and assumed conversions (denominator for diluted earnings per share)	70,588	69,100	68,753

Basic earnings per share from continuing operations	$0.82	$0.45	$0.46

Diluted earnings per share from continuing operations	$0.76	$0.42	$0.43

      For additional disclosures regarding the LYONs, the stock options and restricted stock see Notes I and K.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note T — Quarterly Results of Operations (Restated) (Unaudited)

      The quarterly results presented below have been restated and differ from amounts previously reported in Form 10-Q due to the reclassification of the property and casualty insurance segment to discontinued insurance operations.

	Three Month Periods Ended

	March 31,	June 30,	September 30,	December 31,

	(Thousands of dollars, except per share data)
2001
Interest income	$105,342	$106,112	$105,982	$105,477
Interest expense	69,151	66,755	62,735	56,062

Net interest income	36,191	39,357	43,247	49,415
Provision for loan losses	5,737	6,112	19,136	22,389
Non-interest income	11,476	9,753	20,680	22,701
Non-interest expense	23,561	22,500	22,259	26,283
Income tax expense	6,588	8,571	7,535	8,885

Income from continuing operations	11,781	11,927	14,997	14,559
Discontinued insurance operations, net of tax	301	2,357	(378)	—
Extraordinary gains on extinguishment of debt, net of tax	2,436	529	1,380	645

Net income	$14,518	$14,813	$15,999	$15,204

Per Share Data:
Basic:
Income from continuing operations	$0.18	$0.20	$0.22	$0.22
Discontinued insurance operations	0.01	0.02	0.01	—
Extraordinary gains on extinguishment of debt	0.04	0.01	0.02	0.01

Net income	$0.23	$0.23	$0.25	$0.23

Diluted:
Income from continuing operations	$0.17	$0.18	$0.20	$0.21
Discontinued insurance operations	—	0.02	0.01	—
Extraordinary gains on extinguishment of debt	0.04	0.01	0.02	0.01

Net income	$0.21	$0.21	$0.23	$0.22

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Month Periods Ended

	March 31,	June 30,	September 30,	December 31,

	(Thousands of dollars, except per share data)
2000 (Restated)
Interest income	$97,597	$97,423	$105,392	$107,699
Interest expense	59,593	64,285	67,470	69,958

Net interest income	38,004	33,138	37,922	37,741
Provision for loan losses	2,033	3,372	4,762	7,359
Non-interest income	8,317	7,368	6,399	12,741
Non-interest expense	30,807	28,906	23,957	24,757
Income tax expense	5,334	2,873	9,039	9,761

Income from continuing operations	8,147	5,355	6,563	8,605
Discontinued insurance operations, net of tax	1,337	(275,673)	(291)	(272,773)
Extraordinary gains on extinguishment of debt, net of tax	—	2,245	4,664	5,509

Net income (loss)	$9,484	$(268,073)	$10,936	$(258,659)

Per Share Data:
Basic:
Income from continuing operations	$0.13	$0.09	$0.10	$0.14
Discontinued insurance operations	0.02	(4.38)	—	(4.28)
Extraordinary gains on extinguishment of debt	—	0.03	0.07	0.08

Net income (loss)	$0.15	$(4.26)	$0.17	$(4.06)

Diluted:
Income from continuing operations	$0.12	$0.08	$0.09	$0.12
Discontinued insurance operations	0.02	(4.00)	—	(3.89)
Extraordinary gains on extinguishment of debt	—	0.03	0.07	0.08

Net income (loss)	$0.14	$(3.89)	$0.16	$(3.69)

      The loss from discontinued insurance operations in the quarter ended June 30, 2000 was predominately the result of increases in the gross liability for loss and loss adjustment expenses totaling $450.0 million under workers’ compensation insurance policies.

      The quarter ended December 31, 2000 includes $267.8 million of charges to discontinued insurance operations related to the restructuring of the workers’ compensation insurance operation in addition to $44.1 million of other non-recurring charges.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2002.

FREMONT GENERAL CORPORATION

By:	/s/ PATRICK E. LAMB

Patrick E. Lamb

Title:	Senior Vice President, Controller and

Principal Accounting Officer
(Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. MCINTYRE James A. McIntyre	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2002
/s/ LOUIS J. RAMPINO Louis J. Rampino	President, Chief Operating Officer and Director	March 29, 2002
/s/ WAYNE R. BAILEY Wayne R. Bailey	Executive Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial Officer)	March 29, 2002
/s/ PATRICK E. LAMB Patrick E. Lamb	Senior Vice President, Controller and Principal Accounting Officer (Principal Accounting Officer)	March 29, 2002
/s/ THOMAS W. HAYES Thomas W. Hayes	Director	March 29, 2002
/s/ DAVID W. MORRISROE David W. Morrisroe	Director	March 29, 2002
/s/ DICKINSON C. ROSS Dickinson C. Ross	Director	March 29, 2002