Form 10-Q
period 2002-03-31
FREMONT GENERAL CORP
filed 2002-05-15
CIK 38984

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                              Shares Outstanding
           Class                                                April 30, 2002
Common Stock, $1.00 par value                                      72,655,000


--------------------------------------------------------------------------------

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                            Page
                                                                             No.

Item    1.   Financial Statements

             Consolidated Balance Sheets
               March 31, 2002 and December 31, 2001 ......................     3

             Consolidated Statements of Operations
               Three Months Ended March 31, 2002 and 2001 ................     4

             Consolidated Statements of Cash Flows
               Three Months Ended March 31, 2002 and 2001 ................     5

             Notes to Consolidated Financial Statements on Form 10-Q .....     6

Item    2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................    11

Item    3.   Quantitative and Qualitative Disclosure About Market Risk ...    20


                           PART II - OTHER INFORMATION


Items 1-5.   Not applicable

Item    6.   Exhibits and Reports on Form 8-K ............................    21

Signatures ...............................................................    25

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                 MARCH 31,       DECEMBER 31,
                                                                                    2002             2001
                                                                                -----------      -----------
                                                                                (UNAUDITED)
                                                                                   (THOUSANDS OF DOLLARS)

                                     ASSETS

Cash and cash equivalents ...................................................   $   139,469      $   151,204
Investment securities available for sale at fair value ......................       368,946          341,903
Loans receivable ............................................................     3,770,240        3,757,222
Loans held for sale .........................................................     1,032,923          755,367
Residual interests in securitized loans at fair value .......................        37,794           41,840
Accrued interest receivable .................................................        25,412           25,042
Deferred income taxes .......................................................       305,132          316,169
Other assets ................................................................        76,105           63,739
Assets held for discontinued insurance operations ...........................     2,335,878        2,556,519
                                                                                -----------      -----------
  TOTAL ASSETS ..............................................................   $ 8,091,899      $ 8,009,005
                                                                                ===========      ===========



                                   LIABILITIES

Deposits ....................................................................   $ 4,180,927      $ 4,256,422
Other liabilities ...........................................................        90,241          114,859
Short-term debt .............................................................       705,000          309,000
Long-term debt ..............................................................       336,788          342,568
Liabilities of discontinued insurance operations ............................     2,300,745        2,528,383
                                                                                -----------      -----------
    TOTAL LIABILITIES .......................................................     7,613,701        7,551,232

Company-obligated mandatorily redeemable preferred securities of subsidiary
  Trust holding solely Company junior subordinated debentures ...............       100,000          100,000

                              STOCKHOLDERS' EQUITY

Common Stock, par value $1 per share - Authorized: 150,000,000 shares;
  Issued and outstanding: (2002-72,587,000 and  2001-70,795,000) ............        72,587           70,795
Additional paid-in capital ..................................................       281,153          276,024
Retained earnings ...........................................................        80,753           64,129
Deferred compensation .......................................................       (56,376)         (53,293)
Accumulated other comprehensive income ......................................            81              118
                                                                                -----------      -----------
  TOTAL STOCKHOLDERS' EQUITY ................................................       378,198          357,773
                                                                                -----------      -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................   $ 8,091,899      $ 8,009,005
                                                                                ===========      ===========




          See notes to consolidated financial statements on Form 10-Q.

                    FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                -------------------------
                                                                                   2002           2001
                                                                                ---------       ---------
                                                                                                (RESTATED)
                                                                                  (THOUSANDS OF DOLLARS,
                                                                                  EXCEPT PER SHARE DATA)

INTEREST INCOME:
  Interest and fee income on loans ..........................................   $  99,377       $  99,013
  Interest income on investment securities ..................................       1,022           6,329
                                                                                 --------       ---------
                                                                                  100,399         105,342

INTEREST EXPENSE:
  Deposits ..................................................................      37,671          59,642
  Short-term debt ...........................................................       1,590              49
  Long-term debt ............................................................       9,048           9,460
                                                                                ---------       ---------
                                                                                   48,309          69,151

Net interest income .........................................................      52,090          36,191
Provision for loan losses ...................................................      15,511           5,737
                                                                                -----------     ---------
Net interest income after provision for loan losses .........................      36,579          30,454 `

NON-INTEREST INCOME:
  Net gain on sale of residential real estate loans .........................      14,841           6,275
  Net gains on whole loan sales - other .....................................          26           1,090
  Other .....................................................................       3,409           4,111
                                                                                -----------     ---------
                                                                                   18,276          11,476

NON-INTEREST EXPENSE:
  Compensation ..............................................................      15,642          14,204
  Occupancy .................................................................       2,063             877
  Expenses and losses on real estate owned ..................................       1,415             534
  Other .....................................................................       6,915           7,946
                                                                                -----------     ---------
                                                                                   26,035          23,561

Income before income taxes ..................................................      28,820          18,369
Income tax expense ..........................................................      11,285           6,588
                                                                                -----------     ---------

Net income from continuing operations .......................................      17,535          11,781

Discontinued insurance operations, net of tax ...............................           -             301
Extraordinary gains on extinguishment of debt, net of tax ...................         522           2,436
                                                                                ---------       ---------
Net income ..................................................................   $  18,057       $  14,518
                                                                                =========       =========


PER SHARE DATA:
BASIC:
  Net income from continuing operations .....................................   $    0.26       $    0.18
  Discontinued insurance operations .........................................           -            0.01
  Extraordinary gains on extinguishment of debt .............................        0.01            0.04
                                                                                ---------       ---------
  Net income ................................................................   $    0.27       $    0.23
                                                                                =========       =========
DILUTED:
  Net income from continuing operations .....................................   $    0.25       $    0.17
  Discontinued insurance operations .........................................           -               -
  Extraordinary gains on extinguishment of debt .............................           -            0.04
                                                                                ---------       ---------
  Net income ................................................................   $    0.25       $    0.21
                                                                                =========       =========

CASH DIVIDENDS .............................................................    $    0.02       $    0.02

WEIGHTED AVERAGE SHARES (IN THOUSANDS):
  Basic ....................................................................       65,930          64,288
  Diluted ..................................................................       71,018          70,039


          See notes to consolidated financial statements on Form 10-Q.

                    FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                ------------------------------
                                                                                    2002               2001
                                                                                ------------        ----------
                                                                                                    (RESTATED)
                                                                                    (THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES
  Net income from continuing operations .....................................   $     17,535        $   11,781
  Adjustments to reconcile net income from continuing
    operations to net cash provided by operating activities:
    Provision for loan losses ...............................................         15,511             5,737
    Net change in residual interests in securitized loans ...................          4,046               825
    Deferred income tax expense .............................................         10,024             6,914
    Depreciation and amortization ...........................................          3,550             2,824
    Change in other assets and liabilities ..................................        (31,693)           (8,014)
                                                                                ------------        ----------
      NET CASH PROVIDED BY CONTINUING OPERATIONS ............................         18,973            20,067
  Effect of discontinued insurance operations ...............................         (6,997)           (6,000)
                                                                                ------------        ----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES .............................         11,976            14,067


INVESTING ACTIVITIES
  Loan originations and bulk purchases funded ...............................     (1,980,721)         (964,962)
  Receipts from repayments and bulk sales of loans ..........................      1,674,636           701,602
  Investment securities available for sale:
    Purchases ...............................................................       (331,079)         (253,706)
    Maturities or repayments ................................................        303,979           267,549
  Purchases of property and equipment .......................................           (804)             (199)
                                                                                ------------        ----------
      NET CASH USED IN INVESTING ACTIVITIES .................................       (333,989)         (249,716)

FINANCING ACTIVITIES
  Deposits accepted, net of repayments ......................................        (75,495)           66,388
  Proceeds from short-term debt .............................................        396,000            62,000
  Repayments of long-term debt ..............................................         (5,099)          (13,331)
  Dividends paid ............................................................         (2,813)           (2,830)
  (Increase) decrease in deferred compensation plans ........................         (2,315)              856
                                                                                ------------        ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES .............................        310,278           113,083

Decrease in cash and cash equivalents .......................................        (11,735)         (122,566)
  Cash and cash equivalents at beginning of year ............................        151,204           236,352
                                                                                ------------        ----------
Cash and cash equivalents at end of year ....................................   $    139,469        $  113,786
                                                                                ============        ==========


            See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

     These statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, adjustments (consisting of normal accruals) have been made as management considers necessary for fair presentations. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain 2002 amounts have been reclassified to conform to the 2001 presentation.


NOTE B - LOANS RECEIVABLE

     Loans receivable consist of commercial and residential real estate loans and syndicated commercial loans. Commercial real estate loans, which are primarily variable rate, represent loans secured generally by first mortgages on properties such as office, retail, industrial, hotels/motels, multi-family and commercial mixed-use properties. Residential real estate loans have loan terms for up to thirty years and are generally secured by first deeds of trust on single-family residences. Syndicated commercial loans are commercial variable rate senior loans and are generally secured by substantially all of the assets of the borrower.

     Loans held for sale consist solely of residential real estate loans which are aggregated prior to their sale and are carried at the lower of aggregate amortized cost or market.


NOTE C - DISCONTINUED OPERATIONS

     In the fourth quarter of 2001, the Company discontinued its property and casualty insurance operation, primarily represented by the underwriting of workers' compensation insurance policies. Consequently, the property and casualty insurance operation is accounted for as a discontinued operation using the liquidation basis of accounting as prescribed under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations." As of March 31, 2002, the Company believes that Fremont Comp's workers' compensation insurance loss and loss adjustment expenses reserves are adequate. The Company intends to allow the liabilities related to this business to run-off and estimates that the dedicated assets supporting these operations, and all related future cash inflows, will be adequate to fund future policy obligations. Discontinued insurance operations also include the Company's discontinued assumed treaty and facultative reinsurance, and life insurance businesses.

     The dedicated assets supporting the discontinued insurance operations and related liabilities are summarized in the following table:

                                                                                  MARCH 31,      DECEMBER 31,
                                                                                    2002            2001
                                                                                -----------      -----------
                                                                                   (THOUSANDS OF DOLLARS)

Assets
  Cash and invested assets, at amortized cost ...............................   $ 1,092,488      $ 1,248,303
  Premiums receivable .......................................................        97,944          121,871
  Reinsurance recoverables:
    Property and casualty insurance - paid losses ...........................        65,926           60,407
    Property and casualty insurance - unpaid losses .........................       814,193          856,652
    Assumed reinsurance and life insurance ..................................        65,208           75,317
  Other assets ..............................................................       200,119          193,969
                                                                                -----------      -----------
      Total .................................................................   $ 2,335,878      $ 2,556,519
                                                                                ===========      ===========

Liabilities
  Reserves for loss and loss adjustment expenses:
    Property and casualty insurance .........................................   $ 2,017,225      $ 2,203,349
    Assumed reinsurance .....................................................        93,938          103,563
  Life insurance benefits and liabilities ...................................        51,774           59,906
  Other liabilities .........................................................       137,808          161,565
                                                                                -----------      -----------
      Total .................................................................   $ 2,300,745      $ 2,528,383
                                                                                ===========      ===========


NOTE D - TOTAL COMPREHENSIVE INCOME

     The components of total comprehensive income are summarized in the following table:


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                  2002          2001
                                                                                --------      --------
                                                                                (THOUSANDS OF DOLLARS)

Net income ..................................................................   $ 18,057      $ 14,518
Other comprehensive income (loss):
  Net change in unrealized gains (losses) during the period .................        (57)          218
  Less deferred income tax expense (benefit) ................................        (20)           76
                                                                                --------      --------
    Other comprehensive income (loss) .......................................        (37)          142
                                                                                --------      --------
Total comprehensive income ..................................................   $ 18,020      $ 14,660
                                                                                ========      ========

NOTE E - OPERATIONS BY REPORTABLE SEGMENT

     The Company's business is engaged in one reportable segment, financial services. Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that are not allocated to its reportable segment or to the discontinued insurance operations.

     The following data for the three months ended March 31, 2002 and 2001 provide certain information necessary for reportable segment disclosure:


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                ------------------------
                                                                                   2002          2001
                                                                                ---------      ---------
                                                                                 (THOUSANDS OF DOLLARS)

NET INTEREST INCOME
Financial services .........................................................    $ 60,839       $  44,748
Unallocated corporate ......................................................      (8,749)         (8,557)
                                                                                --------       ---------
Total  consolidated ........................................................    $ 52,090       $  36,191
                                                                                ========       =========


INCOME (LOSS) BEFORE INCOME TAXES
Financial services .........................................................    $ 42,186       $  31,004
Unallocated corporate ......................................................     (13,366)        (12,635)
                                                                                --------       ---------
Total  consolidated ........................................................    $ 28,820       $  18,369
                                                                                ========       =========


 NOTE F - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the three months ended March 31, 2002 and 2001:


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                  2002         2001
                                                                                --------     ---------
                                                                                             (RESTATED)

                                                                                (IN THOUSANDS, EXCEPT
                                                                                    PER SHARE DATA)

Net income from continuing operations
  (numerator for basic earnings per share) ..................................   $ 17,535      $ 11,781
Effect of dilutive securities:
  LYONs .....................................................................         32            30
                                                                                --------      --------
Net income from continuing operations
  available to common stockholders after assumed conversions
  (numerator for basic earnings per share) ..................................   $ 17,567      $ 11,811
                                                                                ========      ========

Weighted-average shares
  (denominator for basic earnings per share) ................................     65,930        64,288

Effect of dilutive securities:
  Restricted stock ..........................................................      4,795         5,458
  LYONs .....................................................................        293           293
                                                                                --------      --------
Dilutive potential common shares ............................................      5,088         5,751
                                                                                --------      --------
Adjusted weighted-average shares and assumed
  conversions (denominator for diluted earnings per share) ..................     71,018        70,039
                                                                                ========      ========

Basic earnings per share from continuing operations .........................   $   0.26      $   0.18
                                                                                ========      ========

Diluted earnings per share from continuing operations .......................   $   0.25      $   0.17
                                                                                ========      ========


NOTE G - EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

     The Company extinguished debt that resulted in gains reported as an extraordinary item in the accompanying Consolidated Statements of Operations. These gains are summarized in the following table:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ---------------------
                                                                                  2002        2001
                                                                                -------     ---------
                                                                                (THOUSANDS OF DOLLARS)

7.70% SENIOR NOTES DUE 2004:
Par Value of debt extinguished ..............................................   $ 6,000     $       -
Gain on extinguishment, net of tax (2002 - $358) ............................       522             -


7.875% SENIOR NOTES DUE 2009:
Par Value of debt extinguished ..............................................   $     -      $ 17,500
Gain on extinguishment, net of tax (2001 - $1,485) ..........................         -         2,436


NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," (SFAS 145). SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," (APB 30) will now be used to classify those gains and losses. Any gain or loss on extinguishment of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The Company will adopt SFAS No. 145 as of January 1, 2003. The Company has not yet determined the impact this statement will have on its financial position or results of operations.

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS No. 144). The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those related to the plans and objectives of management for future operations, projections of revenues, income, loan origination volume, earnings per share, capital expenditures, dividends, capital structure, economic performance and other expectations and beliefs concerning future developments and their potential effects on Fremont General Corporation ("Fremont") and its subsidiaries (combined "the Company"). Actual developments and/or results could differ materially from those anticipated by the Company as a result of, among other things: the variability of business and economic conditions, the inherent difficulty of accurately forecasting revenues and expenses, the Company's ability to sell its products, to make loans and to access capital resources and the associated costs of doing so, the accuracy in projecting loan loss and claims and policy reserves, changes in the frequency and severity of claims, the occurrence of catastrophic events, inability to secure regulatory approvals from, or certain determinations or actions by, the Federal Deposit Insurance Corporation, the Department of Financial Institutions of the State of California and the California Department of Insurance ("DOI") on various matters, the inability of the Company to finalize an understanding in principal with the DOI related to its workers' compensation insurance subsidiaries or to complete an agreement that would transfer its workers' compensation insurance new business, organization and facilities to a third party (see Results of Operations), the impact of competition and pricing environments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of loans and investments, adverse state and federal legislation, regulation and actions, adverse court decisions and judicial climate, changes in the medical, legal and rehabilitation cost control environment, increases in fraud and abuse, changes in loan and other asset valuations and general economic conditions and trends, and other risks and uncertainties detailed in this section and elsewhere in this Form 10-Q and from time to time in Fremont's other reports, press releases and filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update such forward-looking statements.

GENERAL

     Fremont General Corporation ("Fremont" or when combined with its subsidiaries "the Company") is a financial services holding company. Fremont's financial services segment is consolidated within Fremont General Credit Corporation ("FGCC"), which is engaged in commercial and consumer real estate lending nationwide through its California-chartered industrial bank subsidiary, Fremont Investment & Loan ("FIL"). Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that are not allocated by Fremont to FGCC or to the discontinued insurance operations.

     This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented under Item 1, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

RESULTS OF OPERATIONS

     The Company reported net income of $18,057,000 for the first quarter of 2002. This was comprised of net income from continuing operations of $17,535,000 and an after-tax gain on the extinguishment of debt of $522,000.

This is compared to net income from continuing operations of $11,781,000 for the first quarter of 2001, and $14,559,000 for the fourth quarter of 2001.

     The following table presents a summary of the Company's income (loss) before taxes and net after tax income for the quarters ended March 31, 2002 and 2001, respectively:



                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                -------------------------
                                                                                   2002            2001
                                                                                ---------       ---------
                                                                                                (RESTATED)
                                                                                  (THOUSANDS OF DOLLARS)

Income (loss) before taxes:
  Financial services .......................................................    $  42,186       $  31,004
  Unallocated corporate interest and other expenses ........................      (13,366)        (12,635)
                                                                                ---------       ---------
Income before taxes from continuing operations .............................       28,820          18,369
Income tax expense .........................................................      (11,285)         (6,588)
                                                                                ---------       ---------
Net income from continuing operations ......................................       17,535          11,781
Discontinued insurance operations, net of tax ..............................            -             301
Extraordinary gains on extinguishment of debt, net of tax ..................          522           2,436
                                                                                ---------       ---------
Net income .................................................................    $  18,057       $  14,518
                                                                                =========       =========


     The Company's financial services segment recorded income before taxes of $42.2 million for the first quarter of 2002, as compared to $31.0 million for the first quarter of 2001. The increase in income before taxes for the first quarter of 2002 represents a 36% increase over the results for the first quarter of 2001 and is a result of an increased level of interest-earning assets (primarily commercial real estate loans), a higher level of net gain on the sale of residential real estate loans, and a significant increase in net interest margins, offset by a higher provision for loan losses. The Company's loans receivable (excluding loans held for sale), before the allowance for loan losses, were approximately $3.88 billion at March 31, 2002, as compared to $3.86 billion and $3.65 billion at December 31, 2001 and March 31, 2001, respectively. The net gain on the sale of residential real estate loans, net of reductions in the carrying valuations of loans held for sale, increased from $6.3 million in the first quarter of 2001 to $14.8 million for the first quarter of 2002. This increase is primarily attributable to an increase in the volume of loans sold in the two comparable quarters. A total of $896.8 million in loans were sold during the first quarter of 2002, as compared to loan sales of $454.8 million during the first quarter of 2001.

     The unallocated corporate interest and other expense loss before taxes for the quarter ended March 31, 2002, was $13.4 million as compared to $12.6 million for the same period in 2001. The increase in the amount for the first quarter of 2002, as compared to the first quarter of 2001, is a result of lower investment income (due to the lower interest rate environment existing during the first quarter of 2002 and lower invested balances) and lower amounts of recognized management fees from the workers' compensation insurance subsidiaries.

     The Company's property and casualty insurance operation (which was primarily the underwriting of workers' compensation insurance policies) was classified as discontinued during the fourth quarter of 2001, and is now accounted for as a discontinued operation using the liquidation basis of accounting and, accordingly, the Company's operating results have been restated to reflect reporting in this manner for all periods presented. The Company recognized net income of $301,000 from the property and casualty insurance operations for the first quarter in 2001 prior to their classification as discontinued. Discontinued insurance operations also include the Company's discontinued assumed treaty and facultative reinsurance, and life insurance businesses. The Company believes that the loss and loss adjustment expense reserves ("loss reserves") of the discontinued insurance operations are adequate, on a discounted basis, as of March 31, 2002, and that the assets of these operations, and all related future cash inflows, will be adequate to fund all future policy obligations.

     The Company and Employers Insurance Company of Nevada ("EICN") have executed a letter of intent regarding the potential acquisition by EICN of the on-going business, organization and facilities of the Company's workers' compensation insurance operation and are moving forward towards completion of a definitive agreement. Substantially all of the existing loss reserves and related assets of the discontinued workers' compensation insurance operation will remain with the Company.

     During the quarter ended March 31, 2002 the Company extinguished $6.0 million in principal amount of its publicly traded 7.70% Senior Notes due 2004. The Company recognized an after-tax gain of $522,000 from this extinguishment during the first quarter of 2002. The after-tax gain is reported as an extraordinary item in the accompanying Consolidated Statements of Operations.

     Income tax expense of $11.3 million and $6.6 million for the quarters ended March 31, 2002 and 2001, respectively, represents effective tax rates of 39% and 36%, respectively, on income before taxes and extraordinary items of $28.8 million and $18.4 million for the same respective periods. The effective tax rates for both periods presented are different than the federal enacted tax rate of 35%, due mainly to tax exempt investment income and higher state income tax provisions within the Company's financial services operation.

FINANCIAL SERVICES OPERATION

     The following table summarizes the Company's financial services segment earnings for the respective quarters indicated:



                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                  2002             2001
                                                                                ---------        ---------
                                                                                  (THOUSANDS OF DOLLARS)

FINANCIAL SERVICES
Interest and fee income on loans ............................................   $  99,377        $  99,013
Interest income on investment securities ....................................         723            5,426
                                                                                ---------        ---------
   Total interest income ....................................................     100,100          104,439
Interest expense ............................................................      39,261           59,691
                                                                                ---------        ---------
   Net interest income ......................................................      60,839           44,748
Provision for loan losses ...................................................      15,511            5,737
                                                                                ---------        ---------
   Net interest income after provision for loan losses ......................      45,328           39,011
Net gain on sale of residential real estate loans ...........................      14,841            6,275
Other non-interest income ...................................................       3,105            4,441
Operating expenses ..........................................................     (21,088)         (18,723)
                                                                                ---------        ---------
Income before taxes .........................................................    $ 42,186        $  31,004
                                                                                =========        =========



     The following table shows loans receivable outstanding (excluding loans held for sale) in the various financing categories as of the dates indicated:



                                                                  MARCH 31,     DECEMBER 31,    MARCH 31,
                                                                     2002           2001          2001
                                                                 -----------    -----------    -----------
                                                                         (THOUSANDS OF DOLLARS)

Commercial real estate loans:
  Bridge .....................................................   $ 1,501,953    $ 1,653,970    $ 1,208,320
  Permanent ..................................................     1,351,525      1,320,993      1,088,725
  Construction ...............................................       318,077        263,587        498,228
  Single tenant credit .......................................       305,394        307,320        320,345
                                                                 -----------    -----------    -----------
                                                                   3,476,949      3,545,870      3,115,618
Residential real estate loans ................................       346,723        195,643        242,451
Syndicated commercial loans ..................................        67,010        113,504        303,052
Other - consumer loans .......................................         3,703         22,555          7,934
                                                                 -----------    -----------    -----------
                                                                   3,894,385      3,877,572      3,669,055
Deferred fees and costs ......................................       (10,069)       (16,171)       (16,100)
                                                                 -----------    -----------    -----------
  Loans receivable before allowance for loan losses ..........     3,884,316      3,861,401      3,652,955
Allowance for loan losses ....................................      (114,076)      (104,179)       (70,578)
                                                                 -----------    -----------    -----------
  Loans receivable, net of allowance for loan losses .........   $ 3,770,240    $ 3,757,222    $ 3,582,377
                                                                 ===========    ===========    ===========


Residential real estate loans held for sale ..................   $ 1,032,923    $   755,367    $   377,070
                                                                 ===========    ===========    ===========


     As of March 31, 2002, approximately 44% of the Company's commercial real estate loans outstanding were secured by properties located within California; the next largest state, Virginia, represented approximately 7% of the loan portfolio. The Company's largest single commercial real estate loan outstanding at March 31, 2002 was $42.6 million. The largest net commitment for a single loan at March 31, 2002 was $55.0 million.

     The following table stratifies the commercial real estate portfolio by loan amounts outstanding as of March 31, 2002 (in thousands of dollars, except percents and number of loans):





                                                               NUMBER           TOTAL LOANS
                         LOAN SIZE RANGE                      OF LOANS          OUTSTANDING     %
      -----------------------------------------------------   --------          ------------------

      $0 - $5 million .....................................        392          $   734,247     21%
      > $5 million - $10 million ..........................        122              864,386     25%
      > $10 million - $15 million .........................         43              524,514     15%
      > $15 million - $20 million .........................         29              503,370     14%
      > $20 million - $30 million .........................         25              642,817     19%
      > $30 million - $40 million .........................          5              165,001      5%
      > $40 million .......................................          1               42,614      1%
                                                             ---------          -----------    ---
                                                                   617          $ 3,476,949    100%
                                                             =========          ===========    ===


     The following table identifies the interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and interest margins for the Company's financial services operation:



                                                                     THREE MONTHS ENDED MARCH 31,
                                              -----------------------------------------------------------------------------
                                                             2002                                       2001
                                              ----------------------------------         ----------------------------------
                                                AVERAGE                  YIELD/            AVERAGE                  YIELD/
                                                BALANCE     INTEREST    COST (1)           BALANCE     INTEREST    COST (1)
                                              -----------   ---------   --------         -----------   ---------   --------
                                                                  (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (2) :
  Commercial real estate loans ............   $ 3,502,364   $  71,152      8.24%         $ 2,998,063   $  76,703      10.38%
  Residential real estate loans (3) .......     1,250,870      26,880      8.72              612,658      15,151      10.03
  Syndicated commercial loans .............        97,009       1,344      5.62              311,291       7,159       9.33
  Investment securities ...................       101,919         724      2.88              367,937       5,426       5.98
                                              -----------   ---------                     ----------   ---------
  Total interest-earning assets ...........   $ 4,952,162   $ 100,100      8.20%         $ 4,289,949   $ 104,439       9.87%
                                              ===========   =========                    ===========   =========


Interest-bearing liabilities:
  Time deposits ...........................   $ 3,195,323   $  30,745      3.90%         $ 3,217,921   $  51,335       6.47%
  Savings deposits ........................       998,451       6,926      2.81              651,505       8,307       5.17
  Debt with FHLB ..........................       272,278       1,574      2.34                2,018          28       5.63
  Other ...................................         3,300          16      1.97                4,301          21       1.98
                                              -----------   ---------                    -----------   ---------
   Total interest-bearing liabilities .....   $ 4,469,352   $  39,261      3.56%         $ 3,875,745   $  59,691       6.25%
                                               ==========   =========                    ===========   =========


Net interest income .......................                 $ 60,839                                    $ 44,748
                                                            ========                                   =========

Percent of average interest-earning
 assets (1):
  Interest income ........................                      8.20%                                       9.87%
  Interest expense .......................                      3.22%                                       5.64%
                                                            --------                                    --------
    Net interest margin ..................                      4.98%                                       4.23%
                                                            ========                                    ========

(1)  Annualized.
(2)  Average loan balances include non-accrual loan balances and exclude residual interests in securitized loans.
(3)  Includes loans held for sale and other consumer loans.


     The Company's net interest margin as a percentage of average interest-earning assets increased to 4.98% in the first quarter of 2002 as compared to the first quarter of 2001 level of 4.23%. The increase in the Company's net interest margin is due primarily to higher net spreads between the commercial and residential real estate loans yields and the effective cost of funds employed to fund these assets, as well as the effect of a higher yielding mix of interest-earning assets (i.e. an increased average balance of higher yielding residential loans and lower average balances of lower yielding syndicated commercial loans and investment securities). Interest yields on deposits and Federal Home Loan Bank ("FHLB") borrowings declined on a quarter-to-quarter comparison more than the yields on commercial and residential real estate loans did. This is due in part to the presence of interest rate floors (i.e. the total of the variable base rate, such as six-month LIBOR, plus the related spread on a commercial real estate loan will not contractually drop below a certain absolute level, such as 7%) on a significant number of the Company's commercial real estate loans, as well due to various economic and market factors.

     The following table reports the non-performing asset classifications, accruing loans past due 90 days or more, loan loss experience and allowance for loan losses reconciliation of the financial services operation as of or for the periods ended as shown below:



                                                                                        MARCH 31,
                                                                                -----------------------
                                                                                   2002          2001
                                                                                ---------     ---------
                                                                                 (THOUSANDS OF DOLLARS)

Non-accrual loans receivable:
  Commercial real estate loans .............................................    $  96,152     $  46,923
  Residential real estate loans - portfolio ................................        3,516        28,577
  Residential real estate loans - held for sale ............................       20,291             -
  Syndicated commercial loans ..............................................       10,200         7,943
  Other ....................................................................          116           100
                                                                                ---------     ---------
                                                                                  130,275        83,543
Real estate owned ("REO"):
  Commercial real estate loans .............................................       31,519        10,087
  Residential real estate loans - portfolio ................................          269         6,708
  Residential real estate loans - held for sale ............................        5,306             -
                                                                                ---------     ---------
                                                                                   37,094        16,795
                                                                                ---------     ---------
Total non-performing assets ("NPA") ........................................    $ 167,369     $ 100,338
                                                                                =========     =========

Accruing loans past due 90 days or more:
  Commercial real estate loans .............................................    $  36,550     $   4,547
  Residential real estate loans ............................................            -           100
                                                                                ---------     ---------
                                                                                $  36,550     $   4,647
                                                                                =========     =========


Beginning allowance for loan losses ........................................    $ 104,179     $  67,599
Provision for loan losses ..................................................       15,511         5,737

Charge-offs:
  Commercial real estate loans .............................................       (3,608)       (1,000)
  Residential real estate loans ............................................          (35)         (282)
  Syndicated commercial loans ..............................................       (1,979)       (1,500)
  Other-consumer ...........................................................            -             -
                                                                                ---------     ---------
    Total charge-offs ......................................................       (5,622)       (2,782)
                                                                                ---------     ---------

Recoveries:
  Commercial real estate loans .............................................            1             -
  Residential real estate loans ............................................            -            24
  Syndicated commercial loans ..............................................            -             -
  Other-consumer ...........................................................            7             -
                                                                                ---------     ---------
   Total recoveries ........................................................            8            24
                                                                                ---------     ----------
Net charge-offs ............................................................       (5,614)       (2,758)
                                                                                ---------  ------------
Ending allowance for loan losses ...........................................    $ 114,076      $ 70,578
                                                                                =========  ============




                                                                                        MARCH 31,
                                                                                -----------------------
                                                                                   2002         2001
                                                                                ---------     ---------
                                                                                 (THOUSANDS OF DOLLARS)

Allocation of allowance for loan losses:
  Commercial real estate loans .............................................    $ 100,131     $  59,208
  Residential real estate loans ............................................       10,731         5,419
  Syndicated commercial loans ..............................................        3,224         5,951
  Other-consumer ...........................................................          (10)            -
                                                                                ---------     ---------
  Total allowance for loan losses ..........................................    $ 114,076     $  70,578
                                                                                =========     =========


NPA to total loans receivable, loans held for sale ("HFS") and REO .........         3.38%         2.48%
Allowance for loan losses to total loans receivable ........................         2.94%         1.93%
Accruing loans past due 90 days or more to total loans receivable and HFS ..         0.74%         0.12%
Net loan charge-offs to average total loans receivable (excluding HFS) * ...         0.58%         0.31%

* Annualized



     Non-performing assets increased to $167.4 million, or 3.4% of total loans receivable, loans held for sale and real estate owned at March 31, 2002, from $100.3 million or 2.5% at March 31, 2001. In addition, there were $36.6 million in loans on accrual status at March 31, 2002 which were 90 days or greater past due, which include loans that are contractually past maturity but continue to make interest payments. At March 31, 2002, there were five commercial real estate loans with a total balance of $103.2 million included in accrual status that were modified during the first quarter of 2002 in connection with loan restructurings. The level of non-performing assets fluctuates and specific loans can have a material impact upon the total.

     The provision for loan losses for the quarter ended March 31, 2002 increased to $15.5 million, as compared to $5.7 million in the same period of 2001. The allowance for loan losses, as a percentage of total loans receivable, excluding loans held for sale, increased to 2.94% as of March 31, 2002, as compared to 1.93% at March 31, 2001. The increase in the provision for loan losses during the first quarter of 2002, as compared to the first quarter of 2001, is primarily due to an increased level of non-performing assets and net loan charge-offs in the first quarter of 2002.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's industrial bank subsidiary finances its lending activities primarily through Federal Deposit Insurance Corporation ("FDIC") insured customer deposits, which have grown to $4.18 billion at March 31, 2002 from $3.92 billion at March 31, 2001. The industrial bank is also eligible for financing through the FHLB, which financing is available at various rates and terms. At March 31, 2002, the industrial bank had borrowing availability with the FHLB of $1.11 billion, of which $705 million was borrowed and outstanding. In addition, the industrial bank has a line of credit with the Federal Reserve Bank of San Francisco ("FRB") with a borrowing availability of

$92.4 million at March 31, 2002. There were no amounts outstanding under the line of credit with the FRB at March 31, 2002. The Company believes it has sufficient liquidity and capital resources to fund its financial services operations for the foreseeable future.

     The discontinued insurance operations have several sources of funds to meet its obligations, primarily its investment securities portfolio and recoveries from reinsurance contracts. The Company invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company believes it has adequate levels of liquidity and invested assets to meet ongoing obligations to policyholders and claimants, and to cover ordinary operating expenses.

     As a holding company, Fremont General Corporation ("the holding company") pays its operating expenses, meets its other obligations and pays stockholders' dividends primarily from its cash on hand and intercompany tax payments from its industrial bank subsidiary, and to a lesser degree from dividends from FGCC. Dividends of $2.8 million were paid on Fremont's common stock in each of the quarters ending March 31, 2002 and 2001, however, the Company can give no assurance that future common stock dividends will be declared. As a result of the substantial operating losses incurred by the Company's property and casualty insurance operations during 2000, and its agreement with the California Department of Insurance ("DOI"), Fremont does not expect to receive any dividends from its property and casualty insurance operations for the foreseeable future. In March 2002, Fremont reached an understanding in principal with the DOI, which is subject to being finalized in a written agreement, that would allow the Company to self-administer the run-off of policies currently in force by paying claims and operating expenses in the ordinary course of business, and would obligate Fremont to make additional capital contributions of $7.25 million each year for three years beginning with 2002 (currently Fremont is obligated under an agreement with the DOI dated November 27, 2000 to pay $6 million per year for each of those years). Beginning in 2005 and through 2008, Fremont would have a contingent payment obligation to make capital contributions of up to $13.25 million each year (for 2005, the $6 million obligation under the agreement with the DOI dated November 27, 2000 would no longer be applicable). These contingent capital contributions would be subject to payment only if in any subject year that the statutory surplus and loss reserves of the discontinued property and casualty insurance subsidiaries were deemed to be inadequate. Fremont has available to it significant tax net operating loss carryforwards, which may be utilized to reduce or eliminate future tax payments. As a result, intercompany payments of tax obligations from the industrial bank, which would otherwise be payable to taxing authorities, are available for use by Fremont for general working capital purposes.

     Fremont General Corporation has cash and short term investments of $50.8 million at March 31, 2002 and no debt maturities until March of 2004 and believes that, with its other available sources of liquidity, it will have sufficient means to satisfy its liquidity needs for at least the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk resulting primarily from fluctuations in interest rates arising from balance sheet financial instruments such as investments, loans and debt. Changes in interest rates will affect the Company's net investment income, loan interest, interest expense and total stockholders' equity. The objective of Fremont's asset and liability management activities is to provide the highest level of net interest and investment income and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk. Fremont currently owns no derivative financial instruments and, consequently, is not subject to market risk for such off-balance sheet financial instruments. Furthermore, the Company does not have exposure to foreign currency or commodity price risk. Quantitative and qualitative disclosures about the Company's market risk are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. There have been no material changes in such risks or in the Company's asset and liability management activities during the three months ended March 31, 2002.

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

ITEM 3:             Defaults Upon Senior Securities.
                    None.

ITEM 4:             Submission of Matters to a Vote of Security Holders.
                    None.

ITEM 5:             Other Information.
                    None.

ITEM 6:             Exhibits, Financial Statement Schedules and Reports on Form
                    8-K

         (a)        Exhibits.

        EXHIBIT
          NO.                             DESCRIPTION
        -------     ------------------------------------------------------------

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

          4.2 Indenture with respect to Liquid Yield Option Notes Due 2013 between the Registrant and Deutsche Bank Trust Company of America (formerly Bankers Trust Company). (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 filed on October 1, 1993, Registration Number 33-68098.)

          4.3 Indenture among the Registrant, the Trust and Bank of New York (originated with First Interstate Bank of California), a New York Banking Corporation, as trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

        EXHIBIT
          NO.                             DESCRIPTION
        -------     ------------------------------------------------------------


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

          10.1(b)* First Amendment to the Fremont General Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.1(b) to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2001, Commission File Number 1-8007.)

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

        EXHIBIT
          NO.                             DESCRIPTION
        -------     ------------------------------------------------------------

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

          10.11* Management Continuity Agreement between the Registrant and John A. Donaldson dated April 1, 2000. (Incorporated by reference to Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

          10.12* Management Continuity Agreement between the Registrant and Patrick E. Lamb dated April 1, 2000. (Incorporated by reference to Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

          10.13* Management Continuity Agreement between the Registrant and Alan W. Faigin dated April 1, 2000. (Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

          10.14* Management Continuity Agreement between the Registrant and Eugene E. McNany, Jr. dated April 1, 2000. (Incorporated by reference to Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

          10.15* Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Murray L. Zoota

        EXHIBIT
          NO.                             DESCRIPTION
        -------     ------------------------------------------------------------

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

          10.18* Management Continuity Agreement among the Registrant, Fremont Compensation Insurance Group and Mary-Lou A. Misrahy dated July 1, 2001. (Incorporated by reference to Exhibit
                    10.18 to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 2001, Commission File Number 1-8007.)

          10.19* Management Incentive Compensation Plan of Fremont General Corporation and Affiliated Companies. (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2001, Commission File Number 1-8007.)

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

 ----------

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


                                        FREMONT GENERAL CORPORATION



Date: May 14, 2002                      /s/    LOUIS J. RAMPINO
                                        ----------------------------------------
                                        Louis J. Rampino, President,
                                        Chief Operating Officer and Director




Date: May 14, 2002                      /s/   PATRICK E. LAMB
                                        ----------------------------------------
                                        Patrick E. Lamb, Senior Vice President,
                                        Controller and Chief Accounting Officer
                                        (Principal Accounting Officer)