Form 10-Q
period 2002-06-30
FREMONT GENERAL CORP
filed 2002-08-14
CIK 38984

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                              SHARES OUTSTANDING
           CLASS                                                AUGUST 2, 2002
Common Stock, $1.00 par value                                      75,055,000


--------------------------------------------------------------------------------

                           FREMONT GENERAL CORPORATION

                                      INDEX



                         PART I - FINANCIAL INFORMATION


                                                                        PAGE NO.
                                                                        --------
Item    1.   Financial Statements

             Consolidated Balance Sheets
               June 30, 2002 and December 31, 2001 ..................          3

             Consolidated Statements of Operations
               Three and Six Months Ended June 30, 2002 and 2001 ....          4

             Consolidated Statements of Cash Flows
               Six Months Ended June 30, 2002 and 2001...............          5

             Notes to Consolidated Financial Statements on
               Form 10-Q ............................................          6

Item    2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................         11

Item    3.   Quantitative and Qualitative Disclosure About
               Market Risk ..........................................         21


                           PART II - OTHER INFORMATION


Items 1-3.   Not applicable

Item    4.   Submission of Matters to a Vote of Security Holders ....         22

Item    5.   Not applicable

Item    6.   Exhibits and Reports on Form 8-K .......................         23

Signatures ..........................................................         27

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    2002            2001
                                                                                -----------      -----------
                                                                                (UNAUDITED)
                                                                                   (THOUSANDS OF DOLLARS)
                                     ASSETS

Cash and cash equivalents ...................................................   $   171,756      $   151,204
Investment securities available for sale at fair value
  (cost: 2002 - $347,988; 2001- $341,721) ...................................       348,148          341,903
Loans receivable ............................................................     3,929,185        3,757,222
Loans held for sale .........................................................     1,059,669          755,367
Residual interests in securitized loans at fair value .......................        29,948           41,840
Accrued interest receivable .................................................        26,234           25,042
Deferred income taxes .......................................................       291,913          316,169
Other assets ................................................................        51,685           63,739
Assets held for discontinued insurance operations ...........................     2,146,487        2,556,519
                                                                                -----------      -----------
     TOTAL ASSETS ...........................................................   $ 8,055,025      $ 8,009,005
                                                                                ===========      ===========


                                   LIABILITIES

Deposits ....................................................................   $ 4,404,845      $ 4,256,422
Other liabilities ...........................................................       103,048          114,859
Short-term debt .............................................................       640,000          309,000
Long-term debt ..............................................................       291,021          342,568
Liabilities of discontinued insurance operations ............................     2,111,354        2,528,383
                                                                                -----------      -----------
     TOTAL LIABILITIES ......................................................     7,550,268        7,551,232

Company-obligated mandatorily redeemable preferred securities of
  subsidiary Trust holding solely Company junior subordinated debentures ....       100,000          100,000


                              STOCKHOLDERS' EQUITY

Common Stock, par value $1 per share-- Authorized: 150,000,000 shares;
  Issued and outstanding: (2002-72,805,000 and  2001-70,795,000) ............        72,805           70,795
Additional paid-in capital ..................................................       281,183          276,024
Retained earnings ...........................................................       102,846           64,129
Deferred compensation .......................................................       (52,181)         (53,293)
Accumulated other comprehensive income ......................................           104              118
                                                                                -----------      -----------
     TOTAL STOCKHOLDERS' EQUITY .............................................       404,757          357,773
                                                                                -----------      -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................   $ 8,055,025      $ 8,009,005
                                                                                ===========      ===========



          See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                          JUNE 30,                    JUNE 30,
                                                                  -----------------------     -----------------------
                                                                     2002          2001          2002          2001
                                                                  ---------     ---------     ---------     ---------
                                                                                (RESTATED)                  (RESTATED)
                                                                     (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

INTEREST INCOME:
  Interest and fee income on loans ............................   $ 106,935     $ 103,329     $ 206,312     $ 202,342
  Interest income on investment securities ....................       1,224         2,783         2,246         9,112
                                                                  ---------     ---------     ---------     ---------
                                                                    108,159       106,112       208,558       211,454
INTEREST EXPENSE:
  Deposits ....................................................      36,417        55,958        74,088       115,600
  Short-term debt .............................................       2,817         1,370         4,407         1,419
  Long-term debt ..............................................       8,732         9,427        17,780        18,887
                                                                  ---------     ---------     ---------     ---------
                                                                     47,966        66,755        96,275       135,906

Net interest income ...........................................      60,193        39,357       112,283        75,548
Provision for loan losses .....................................      20,913         6,112        36,424        11,849
                                                                  ---------     ---------     ---------     ---------
Net interest income after provision for loan losses ...........      39,280        33,245        75,859        63,699

NON-INTEREST INCOME:
  Net gain on sale of residential real estate loans ...........      26,394         6,213        41,235        12,488
  Net gains on whole loan sales - other .......................          48           155            74         1,245
  Other .......................................................       4,889         3,385         8,298         7,496
                                                                  ---------     ---------     ---------     ---------
                                                                     31,331         9,753        49,607        21,229
NON-INTEREST EXPENSE:
  Compensation ................................................      18,765        14,415        34,407        28,619
  Occupancy ...................................................       2,143         2,022         4,206         4,055
  Expenses and losses on real estate owned ....................       3,918           966         5,333         2,042
  Other .......................................................       6,520         5,097        13,435        11,345
                                                                  ---------     ---------     ---------     ---------
                                                                     31,346        22,500        57,381        46,061
                                                                  ---------     ---------     ---------     ---------

Income before income taxes ....................................      39,265        20,498        68,085        38,867
Income tax expense ............................................      16,347         8,571        27,632        15,159
                                                                  ---------     ---------     ---------     ---------

Net income from continuing operations .........................      22,918        11,927        40,453        23,708

Discontinued insurance operations, net of tax .................           -         2,357             -         2,658
Extraordinary gains on extinguishment of debt, net of tax .....         620           529         1,142         2,965
                                                                  ---------     ---------     ---------     ---------
Net income ....................................................   $  23,538     $  14,813     $  41,595     $  29,331
                                                                  =========     =========     =========     =========

PER SHARE DATA:
BASIC:
  Net income from continuing operations .......................   $    0.34     $    0.20     $    0.61     $    0.38
  Discontinued insurance operations ...........................           -          0.02             -          0.03
  Extraordinary gains on extinguishment of debt ...............        0.01          0.01          0.02          0.04
                                                                  ---------     ---------     ---------     ---------
  Net income ..................................................   $    0.35     $    0.23     $    0.63     $    0.45
                                                                  =========     =========     =========     =========
DILUTED:
  Net income from continuing operations .......................   $    0.32     $    0.18     $    0.57     $    0.35
  Discontinued insurance operations ...........................           -          0.02             -          0.03
  Extraordinary gains on extinguishment of debt ...............        0.01          0.01          0.01          0.04
                                                                  ---------     ---------     ---------     ---------
  Net income ..................................................   $    0.33     $    0.21     $    0.58     $    0.42
                                                                  =========     =========     =========     =========

CASH DIVIDENDS ................................................   $    0.02     $    0.02     $    0.04     $    0.04

WEIGHTED AVERAGE SHARES (IN THOUSANDS):
  Basic .......................................................      66,854        65,108        66,395        64,700
  Diluted .....................................................      72,318        70,771        71,628        70,407


          See notes to consolidated financial statements on Form 10-Q.

                   FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                -------------------------------
                                                                                     2002              2001
                                                                                ------------       ------------
                                                                                                    (RESTATED)
                                                                                   (THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES
  Net income from continuing operations ....................................    $     40,453       $     23,708
  Adjustments to reconcile net income from continuing
    operations to net cash provided by operating activities:
    Provision for loan losses ..............................................          36,424             11,849
    Net change in residual interests in securitized loans ..................          11,892              5,651
    Deferred income tax expense ............................................          24,264             16,755
    Depreciation and amortization ..........................................           7,111              5,934
    Change in other assets and liabilities .................................          (5,374)             5,045
                                                                                ------------       ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES ............................         114,770             68,942


INVESTING ACTIVITIES
  Loan originations and bulk purchases funded ..............................      (4,004,079)        (2,311,007)
  Receipts from repayments and bulk sales of loans .........................       3,500,867          1,769,788
  Investment securities available for sale:
    Purchases ..............................................................        (336,062)          (306,674)
    Maturities or repayments ...............................................         329,795            270,384
  Capital contributions to discontinued insurance operations ...............          (6,997)            (6,000)
  Purchases of property and equipment ......................................          (1,437)              (501)
                                                                                ------------       ------------
      NET CASH USED IN INVESTING ACTIVITIES ................................        (517,913)          (584,010)

FINANCING ACTIVITIES
  Deposits accepted, net of repayments .....................................         148,423            210,083
  Proceeds from short-term debt ............................................         331,000            225,000
  Repayments of long-term debt .............................................         (50,009)           (14,452)
  Dividends paid ...........................................................          (4,253)            (4,239)
  Increase in deferred compensation plans ..................................          (1,466)              (314)
                                                                                ------------       ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES ............................         423,695            416,078

Increase (decrease) in cash and cash equivalents ...........................          20,552            (98,990)
  Cash and cash equivalents at beginning of year ...........................         151,204            236,352
                                                                                ------------       ------------
Cash and cash equivalents at end of period .................................    $    171,756       $    137,362
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

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

     These statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, adjustments (consisting of normal accruals) have been made as management considers necessary for fair presentations. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The consolidated statements of operations and cash flows for 2001 have been restated to reflect the discontinuance of the Company's property and casualty insurance operations.


NOTE B - LOANS RECEIVABLE

     Loans receivable consist of commercial and residential real estate loans and syndicated commercial loans. Commercial real estate loans, which are primarily variable rate, represent loans secured generally by first mortgages on properties such as office, retail, industrial, hotels/motels, multi-family and commercial mixed-use properties. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $116.7 million, $118.0 million and $126.5 million as of June 30, 2002, December 31, 2001 and June 30, 2001, respectively. Residential real estate loans have loan terms for up to thirty years and are generally secured by first deeds of trust on single-family residences. Syndicated commercial loans are commercial variable rate senior loans and are generally secured by substantially all of the assets of the borrower.

     Loans held for sale consist solely of residential real estate loans which are aggregated prior to their sale and are carried at the lower of aggregate amortized cost or market.


NOTE C - DISCONTINUED OPERATIONS

     In the fourth quarter of 2001, the Company discontinued its property and casualty insurance operation, primarily represented by the underwriting of workers' compensation insurance policies. Consequently, the property and casualty insurance operation is accounted for as a discontinued operation using the liquidation basis of accounting as prescribed under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations." As of June 30, 2002, the Company believes that Fremont Comp's workers' compensation insurance loss and loss adjustment expenses reserves are adequate. The Company intends to allow the liabilities related to this business to run-off and estimates that the dedicated assets supporting these operations, and all related future cash inflows, will be adequate to fund future policy obligations. Discontinued insurance operations also include the Company's discontinued assumed treaty and facultative reinsurance, and life insurance businesses.

     The dedicated assets supporting the discontinued insurance operations and related liabilities are summarized in the following table:


                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    2002            2001
                                                                                -----------     ------------
                                                                                   (THOUSANDS OF DOLLARS)

Assets
  Cash and invested assets, at amortized cost ...............................   $   957,978      $ 1,248,303
  Premiums receivable .......................................................        89,491          121,871
  Reinsurance recoverables:
    Property and casualty insurance - paid losses ...........................        49,495           60,407
    Property and casualty insurance - unpaid losses .........................       778,045          856,652
    Assumed reinsurance and life insurance ..................................        70,929           75,317
  Other assets ..............................................................       200,549          193,969
                                                                                -----------      -----------
      Total .................................................................   $ 2,146,487      $ 2,556,519
                                                                                ===========      ===========

Liabilities
  Reserves for loss and loss adjustment expenses:
    Property and casualty insurance .........................................   $ 1,862,912      $ 2,203,349
    Assumed reinsurance .....................................................        93,662          103,563
  Life insurance benefits and liabilities ...................................        48,647           59,906
  Other liabilities .........................................................       106,133          161,565
                                                                                -----------      -----------
      Total .................................................................   $ 2,111,354      $ 2,528,383
                                                                                ===========      ===========


NOTE D - TOTAL COMPREHENSIVE INCOME

     The components of total comprehensive income are summarized in the following table:


                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                          JUNE 30,                     JUNE 30,
                                                                  ----------------------       -----------------------
                                                                    2002          2001           2002           2001
                                                                  --------      --------       --------       --------
                                                                               (RESTATED)                    (RESTATED)
                                                                                   (THOUSANDS OF DOLLARS)


Net income ....................................................   $ 23,538      $ 14,813       $ 41,595       $ 29,331
Other comprehensive income (loss):
  Net change in unrealized gains (losses) during the period ...         35           (60)           (22)           158
  Less deferred income tax expense (benefit) ..................         12           (21)            (8)            55
                                                                  --------      --------       --------       --------
    Other comprehensive income (loss) .........................         23           (39)           (14)           103
                                                                  --------      --------       --------       --------
Total comprehensive income ....................................   $ 23,561      $ 14,774       $ 41,581       $ 29,434
                                                                  ========      ========       ========       ========


NOTE E - OPERATIONS BY REPORTABLE SEGMENT

     The Company's business is engaged in one reportable segment, financial services. Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that are not allocated to its reportable segment or to the discontinued insurance operations.

     The following data for the three and six months ended June 30, 2002 and 2001 provide certain information necessary for reportable segment disclosure:


                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                           JUNE 30,                    JUNE 30,
                                                                  -----------------------      -------------------------
                                                                     2002         2001           2002             2001
                                                                  ---------     ---------      ---------       ---------
                                                                                (RESTATED)                     (RESTATED)
                                                                                 (THOUSANDS OF DOLLARS)

NET INTEREST INCOME
Financial services ............................................   $  68,681     $  48,165      $ 129,520       $  92,913
Unallocated corporate .........................................      (8,488)       (8,808)       (17,237)        (17,365)
                                                                  ---------     ---------      ---------       ---------
Total  consolidated ...........................................   $  60,193     $  39,357      $ 112,283       $  75,548
                                                                  =========     =========      =========       =========


INCOME (LOSS) BEFORE INCOME TAXES
Financial services ............................................   $  54,097     $  34,070      $  96,283       $  65,074
Unallocated corporate .........................................     (14,832)      (13,572)       (28,198)        (26,207)
                                                                  ---------     ---------      ---------       ---------
Total  consolidated ...........................................   $  39,265     $  20,498      $  68,085       $  38,867
                                                                  =========     =========      =========       =========


 NOTE F - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001:


                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        JUNE 30,                    JUNE 30,
                                                                 -----------------------      ----------------------
                                                                   2002           2001          2002          2001
                                                                 --------       --------      --------      --------
                                                                                (RESTATED)                 (RESTATED)
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


Net income from continuing operations
  (numerator for basic earnings per share) ...................   $ 22,918       $ 11,927      $ 40,453      $ 23,708
Effect of dilutive securities:
  LYONs ......................................................         31             31            63            61
                                                                 --------       --------      --------      --------
Net income from continuing operations
  available to common stockholders after assumed conversions
  (numerator for basic earnings per share) ...................   $ 22,949       $ 11,958      $ 40,516      $ 23,769
                                                                 ========       ========      ========      ========


Weighted-average shares
  (denominator for basic earnings per share) .................     66,854         65,108        66,395        64,700

Effect of dilutive securities:
  Restricted stock ...........................................      5,259          5,370         5,028         5,414
  LYONs ......................................................        205            293           205           293
                                                                 --------       --------      --------      --------

Dilutive potential common shares .............................      5,464          5,663         5,233         5,707
                                                                 --------       --------      --------      --------

Adjusted weighted-average shares and assumed
  conversions (denominator for diluted earnings per share) ...     72,318         70,771        71,628        70,407
                                                                 ========       ========      ========      ========


Basic earnings per share from continuing operations ..........   $   0.34       $   0.20      $   0.61      $   0.38
                                                                 ========       ========      ========      ========


Diluted earnings per share from continuing operations ........   $   0.32       $   0.18      $   0.57      $   0.35
                                                                 ========       ========      ========      ========


NOTE G - EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

     The Company extinguished debt that resulted in gains reported as an extraordinary item in the accompanying Consolidated Statements of Operations. These gains are summarized in the following table:

                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        JUNE 30,                    JUNE 30,
                                                                  ---------------------      ---------------------
                                                                   2002          2001          2002        2001
                                                                 --------       -------      --------     --------
                                                                                (THOUSANDS OF DOLLARS)

7.70% SENIOR NOTES DUE 2004:
Par Value of debt extinguished ...............................   $ 44,815       $     -      $ 50,815     $      -
Gain on extinguishment, net of tax ...........................        573             -         1,095            -

7.875% SENIOR NOTES DUE 2009:
Par Value of debt extinguished ...............................   $      -       $ 2,000      $      -     $ 19,500
Gain on extinguishment, net of tax ...........................          -           529             -        2,965

LIQUID YIELD OPTION NOTES DUE 2013 ("LYONS"):
Principal amount at maturity extinguished ....................   $  2,269       $     -      $  2,269     $      -
Gain on extinguishment, net of tax ...........................         47             -            47            -






NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB No. 30") will now be used to classify those gains and losses. Any gain or loss on extinguishment of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. The Company will adopt SFAS No. 145 as of January 1, 2003. The Company has not yet determined the impact this statement will have on its financial position or results of operations.

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets,". The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     This report may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those related to the plan and objectives of management for future operations, projections of revenues, income, loan origination volume, earnings per share, capital expenditures, dividends, capital structure, economic performance and other expectations and beliefs concerning future developments and their potential effects on Fremont General Corporation ("Fremont") and its subsidiaries (combined "the Company"). Actual developments and/or results could differ materially and adversely from those anticipated by the Company as a result of significant risks, uncertainties and factors beyond our control (as well as the various assumptions utilized in determining the Company's expectations) which include, among other things: the variability of business and economic conditions, the inherent difficulty of accurately forecasting revenues, expenses and asset valuations, the Company's ability to make loans and to access necessary capital resources and the associated costs of doing so, the ability of the Company to sell the residential real estate loans it originates, the accuracy in projecting loan loss and claims and policy reserves, the ability to collect and realize the amounts outstanding of loans, premiums and reinsurance recoverables, changes in the frequency and severity of claims, the occurrence of catastrophic events, the inability to secure regulatory approvals from, or certain determinations or actions taken by, the Federal Deposit Insurance Corporation, the Department of Financial Institutions of the State of California and the California Department of Insurance (or other regulatory bodies) on various matters, the impact of competition and pricing environments, changes in interest rates, effect of the performance of financial markets on investment income and the fair values of loans and investments, the implementation and consequences of adverse state and federal legislation, regulation and actions, adverse court decisions and judicial climate, changes in the medical, legal and rehabilitation cost control environment, increases in fraud and abuse, changes in loan and other asset valuations and general economic conditions and trends, and other events, risks and uncertainties discussed elsewhere in this Form 10-Q and from time to time in Fremont's other reports, press releases and filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update such forward-looking statements.


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

RESULTS OF OPERATIONS

     The Company reported net income of $23,538,000 for the second quarter of 2002. This was comprised of net income from continuing operations of $22,918,000 and an after-tax gain on the extinguishment of debt of $620,000. This is compared to net income from continuing operations of $11,927,000 for the second quarter of 2001, and $17,535,000 for the first quarter of 2002.

     The following table presents a summary of the Company's income (loss) before taxes and net after tax income for the periods ended June 30, 2002 and 2001, respectively:

                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                          JUNE 30,                     JUNE 30,
                                                                 ------------------------      ------------------------
                                                                    2002          2001            2002          2001
                                                                 ---------      ---------      ---------      ---------
                                                                                (RESTATED)                    (RESTATED)
                                                                                (THOUSANDS OF DOLLARS)

Income (loss) before taxes:
  Financial services .........................................   $  54,097      $  34,070      $  96,283      $  65,074
  Unallocated corporate interest and other expenses ..........     (14,832)       (13,572)       (28,198)       (26,207)
                                                                 ---------      ---------      ---------      ---------
Income before taxes from continuing operations ...............      39,265         20,498         68,085         38,867
Income tax expense ...........................................      16,347          8,571         27,632         15,159
                                                                 ---------      ---------      ---------      ---------
Net income from continuing operations ........................      22,918         11,927         40,453         23,708
Discontinued insurance operations, net of tax ................           -          2,357              -          2,658
Extraordinary gains on extinguishment of debt, net of tax ....         620            529          1,142          2,965
                                                                 ---------      ---------      ---------      ---------
Net income ...................................................   $  23,538       $ 14,813       $ 41,595      $  29,331
                                                                 =========      =========      =========      =========


     The Company's financial services operation recorded income before taxes of $54.1 million for the second quarter of 2002, as compared to $34.1 million for the second quarter of 2001. The increase in income before taxes for the second quarter of 2002 represents a 59% increase over the results for the second quarter of 2001 and is a result of significantly increased levels of net interest income and net gain on the sale of residential real estate loans, offset by a higher provision for loan losses. The net interest income for the second quarter of 2002 was $68.7 million as compared to $48.2 million for the second quarter of 2001 and $60.8 million for the first quarter of 2002. The increase in net interest income is primarily a result of an increase in the net interest income margin (as a percentage of average interest-earning assets). The net interest income margin improved to an annualized 5.20% for the second quarter of 2002 from 4.28% for the second quarter of 2001 and 4.98% for the first quarter of 2002. The net gain on the sale of residential real estate loans, net of reductions in the carrying valuations of loans held for sale, increased from $6.2 million in the second quarter of 2001 to $26.4 million for the second quarter of 2002. This increase is primarily attributable to an increase in the volume of loans sold in the two comparable quarters and an increase in the net premiums realized for the loans sold. A total of $1.27 billion in loans were sold during the second quarter of 2002, as compared to loan sales of $702.4 million during the second quarter of 2001. The provision for loan losses increased to $20.9 million for the second quarter of 2002 as compared to $6.1 million for the second quarter of 2001 and $15.5 million for the first quarter of 2002. The Company's loans receivable (excluding loans held for sale), before the allowance for loan losses, were approximately $4.05 billion at June 30, 2002, as compared to $3.88 billion and $3.70 billion at March 31, 2002 and June 30, 2001, respectively.

     The unallocated corporate interest and other expense loss before taxes for the quarter ended June 30, 2002, was $14.8 million as compared to $13.6 million for the same period in 2001. The increase for the second quarter of 2002, as compared to the second quarter of 2001, is a result of lower investment income (due to the lower interest rate environment existing during the second quarter of 2002 and lower invested balances), lower amounts of recognized management fees from the workers' compensation insurance subsidiaries and higher incentive compensation expense, offset by lower interest and other general expenses.

     The Company's property and casualty insurance operation (which was primarily the underwriting of workers' compensation insurance policies) was classified as discontinued during the fourth quarter of 2001, and is now accounted for as a discontinued operation using the liquidation basis of accounting and, accordingly, the Company's operating results have been restated to reflect reporting in this manner for all periods presented. The Company recognized net income of $2.66 million from the property and casualty insurance operations for the first six months of 2001 prior to their classification as discontinued. Discontinued insurance operations also include the Company's discontinued assumed treaty and facultative reinsurance, and life insurance businesses. The Company believes that the loss and loss adjustment expense reserves of the discontinued insurance operations are adequate, on a discounted basis, as of June 30, 2002, and that the assets of these operations, and all related future cash inflows, will be adequate to fund all future policy obligations and related expenses.

     During the quarter ended June 30, 2002, the Company extinguished $44.8 million in principal amount of its publicly traded 7.70% Senior Notes due 2004, and recognized an after-tax gain of $573,000. Also, during the second quarter of 2002, the Company extinguished $2.3 million of principal amount at maturity of its Liquid Yield Option Notes due 2013 and recognized an after-tax gain of $47,000. The after-tax gain from these extinguishments is reported as an extraordinary item in the accompanying Consolidated Statements of Operations.

     Income tax expense of $16.3 million and $8.6 million for the quarters ended June 30, 2002 and 2001, respectively, represents effective tax rates of 41.6% and 41.8%, respectively, on income before taxes from continuing operations of $39.3 million and $20.5 million for the same respective periods. The effective tax rates for both periods presented are different than the federal enacted tax rate of 35%, due mainly to various state income tax provisions within the Company's financial services operation.


FINANCIAL SERVICES OPERATION

     The following table summarizes the Company's financial services segment earnings for the respective quarters indicated:

                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                          JUNE 30,                    JUNE 30,
                                                                 ------------------------     ------------------------
                                                                   2002           2001           2002          2001
                                                                 ---------      ---------     ---------      ---------
                                                                                (THOUSANDS OF DOLLARS)

FINANCIAL SERVICES
Interest and fee income on loans .............................   $ 106,935      $ 103,329     $ 206,312      $ 202,342
Interest income on investment securities .....................         980          2,164         1,703          7,590
                                                                 ---------      ---------     ---------      ---------
  Total interest income ......................................     107,915        105,493       208,015        209,932
Interest expense .............................................      39,234         57,328        78,495        117,019
                                                                 ---------      ---------     ---------      ---------
  Net interest income ........................................      68,681         48,165       129,520         92,913
Provision for loan losses ....................................      20,913          6,112        36,424         11,849
                                                                 ---------      ---------     ---------      ---------
  Net interest income after provision for loan losses ........      47,768         42,053        93,096         81,064
Net gain on sale of residential real estate loans ............      26,394          6,213        41,235         12,488
Other non-interest income ....................................       4,937          3,313         8,042          7,754
Operating expenses ...........................................     (25,002)       (17,509)      (46,090)       (36,232)
                                                                 ----------     ---------     ---------      ---------
Income before taxes ..........................................   $  54,097      $  34,070     $  96,283      $  65,074
                                                                 =========      =========     =========      =========

     The following table shows loans receivable outstanding (excluding loans held for sale) in the various financing categories as of the dates indicated:

                                                                      JUNE 30,       DECEMBER 31,         JUNE 30,
                                                                        2002             2001               2001
                                                                    ------------     ------------       -----------
                                                                                (THOUSANDS OF DOLLARS)

Commercial real estate loans:
  Bridge .........................................................   $ 1,416,973      $ 1,653,970       $ 1,180,585
  Permanent ......................................................     1,345,840        1,320,993         1,201,467
  Construction ...................................................       387,772          263,587           580,711
  Single tenant credit ...........................................       303,314          307,320           318,686
                                                                     -----------       ----------       -----------
                                                                       3,453,899        3,545,870         3,281,449
Residential real estate loans ....................................       548,660          195,643           151,647
Syndicated commercial loans ......................................        49,177          113,504           271,895
Other - consumer loans ...........................................         4,476           22,555            10,408
                                                                     -----------       ----------       -----------
                                                                       4,056,212        3,877,572         3,715,399
Deferred fees and costs ..........................................        (9,113)         (16,171)          (19,535)
                                                                     -----------       ----------       -----------
  Loans receivable before allowance for loan losses ..............     4,047,099        3,861,401         3,695,864
Allowance for loan losses ........................................      (117,914)        (104,179)          (73,134)
                                                                     -----------       ----------       -----------
  Loans receivable, net of allowance for loan losses .............   $ 3,929,185      $ 3,757,222       $ 3,622,730
                                                                     ===========      ===========       ===========

Residential real estate loans held for sale ......................   $ 1,059,669      $   755,367       $   607,934
                                                                     ===========      ===========       ===========


     As of June 30, 2002, approximately 48% of the Company's commercial real estate loans outstanding were secured by properties located within California; no other state represented greater than 7% of the loan portfolio. The Company's largest single commercial real estate loan outstanding at June 30, 2002 was $42.6 million. The largest net commitment for a single loan at June 30, 2002 was $55.5 million. In addition, the portfolio has one concentration by common investor or sponsor base that is in excess of $75 million. This concentration, which totals $78.1 million at June 30, 2002, is from two affiliated investment funds (affiliated by common advisor) and is comprised of four separate loans, each of which was performing as of June 30, 2002.

     The following table stratifies the commercial real estate portfolio by loan amounts outstanding as of June 30, 2002 (in thousands of dollars, except percents and number of loans):

                                                                NUMBER          TOTAL LOANS
        LOAN SIZE RANGE                                        OF LOANS         OUTSTANDING     %
    ----------------------------                               --------         -----------   -----
    $0 - $5 million ........................................        395         $   755,796      22%
    > $5 million - $10 million .............................        116             830,031      24%
    > $10 million - $15 million ............................         43             530,834      15%
    > $15 million - $20 million ............................         29             505,526      15%
    > $20 million - $30 million ............................         23             588,884      17%
    > $30 million - $40 million ............................          6             200,201       6%
    > $40 million ..........................................          1              42,627       1%
                                                               --------         -----------   -----
                                                                    613         $ 3,453,899     100%
                                                               ========         ===========   =====

     The following tables identify the interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins for the Company's financial services operation for the periods indicated:

                                                                          THREE MONTHS ENDED JUNE 30,
                                         ---------------------------------------------------------------------------------------
                                                            2002                                           2001
                                         --------------------------------------         ----------------------------------------
                                            AVERAGE                     YIELD/            AVERAGE                         YIELD/
                                            BALANCE       INTEREST     COST (1)           BALANCE         INTEREST      COST (1)
                                         -----------     ---------     --------         -----------     ----------      --------
                                                                 (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (2) :
  Commercial real estate loans ........  $ 3,454,536     $  70,971         8.24%        $ 3,215,090      $  78,800          9.83%
  Residential real estate loans (3) ...    1,621,003        35,364         8.75             812,725         18,670          9.21
  Syndicated commercial loans .........       63,383           600         3.80             295,037          5,859          7.97
  Investment securities ...............      160,443           980         2.45             189,142          2,164          4.59
                                         -----------     ---------                      -----------      ---------
   Total interest-earning assets ......  $ 5,299,365     $ 107,915         8.17%        $ 4,511,994      $ 105,493          9.38%
                                         ===========     =========                      ===========      =========

Interest-bearing liabilities:
  Time deposits .......................  $ 3,264,376     $  28,693         3.53%        $ 3,249,962      $  47,954          5.92%
  Savings deposits ....................    1,089,869         7,724         2.84             709,796          8,004          4.52
  Debt with FHLB ......................      457,044         2,789         2.45             125,843          1,352          4.31
  Other ...............................        5,661            28         1.98               3,532             18          2.04
                                         -----------     ---------                      -----------      ---------
   Total interest-bearing liabilities .  $ 4,816,950     $  39,234         3.27%        $ 4,089,133      $  57,328          5.62%
                                         ===========     =========                      ===========      =========

Net interest income ...................                  $  68,681                                       $  48,165
                                                         =========                                       =========

Percent of average interest-earning
  assets(1):
  Interest income .....................                       8.17%                                           9.38%
  Interest expense ....................                       2.97%                                           5.10%
                                                         ---------                                       ---------
   Net interest margin ................                       5.20%                                           4.28%
                                                         =========                                       =========

                                                                          SIX MONTHS ENDED JUNE 30,
                                         ---------------------------------------------------------------------------------------
                                                            2002                                           2001
                                         --------------------------------------         ----------------------------------------
                                            AVERAGE                     YIELD/            AVERAGE                         YIELD/
                                            BALANCE       INTEREST     COST (1)           BALANCE         INTEREST      COST (1)
                                         -----------     ---------     --------         -----------     ----------      --------
                                                                 (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (2) :
  Commercial real estate loans ......... $ 3,478,318     $ 142,123         8.24%        $ 3,107,176      $ 155,503         10.09%
  Residential real estate loans (3) ....   1,436,958        62,245         8.74             713,244         33,821          9.56
  Syndicated commercial loans ..........      80,103         1,944         4.89             303,119         13,018          8.66
  Investment securities ................     131,342         1,703         2.61             278,046          7,590          5.50
                                         -----------     ---------                      -----------      ---------
    Total interest-earning assets ...... $ 5,126,721     $ 208,015         8.18%        $ 4,401,585      $ 209,932          9.62%
                                         ===========     =========                      ===========      =========

Interest-bearing liabilities:
  Time deposits ........................ $ 3,230,040     $  59,437         3.71%        $ 3,234,030      $  99,289          6.19%
  Savings deposits .....................   1,044,413        14,650         2.83             680,811         16,311          4.83
  Debt with FHLB .......................     365,171         4,363         2.41              64,272          1,380          4.33
  Other ................................       4,487            45         2.02               3,915             39          2.01
                                         -----------     ---------                      -----------      ---------
    Total interest-bearing liabilities . $ 4,644,111     $  78,495         3.41%        $ 3,983,028      $ 117,019          5.92%
                                         ===========     =========                      ===========      =========

Net interest income ....................                 $ 129,520                                       $  92,913
                                                         =========                                       =========

Percent of average interest-earning
  assets(1):
  Interest income .....................                       8.18%                                           9.62%
  Interest expense ....................                       3.09%                                           5.36%
                                                         ---------                                       ---------
    Net interest margin ...............                       5.09%                                           4.26%
                                                         =========                                       =========


(1) Annualized.
(2) Average loan balances include non-accrual loan balances and exclude residual interests in securitized loans.
(3) Includes loans held for sale and other consumer loans.



     The Company's net interest margin as a percentage of average interest-earning assets increased to 5.20% in the second quarter of 2002 as compared to 4.28% for the second quarter of 2001. The increase in the Company's net interest margin is due primarily to higher net spreads between the commercial and residential real estate loans yields and the effective cost of funds employed to fund these assets, as well as the effect of a higher yielding mix of interest-earning assets (i.e. an increased average balance of higher yielding residential loans and lower average balances of lower yielding syndicated commercial loans and investment securities). Interest yields on deposits and Federal Home Loan Bank ("FHLB") borrowings declined on a quarter-to-quarter comparison more than the yields on commercial and residential real estate loans did. This is due in part to the presence of interest rate floors (i.e. the total of the variable base rate, such as six-month LIBOR, plus the related spread on a commercial real estate loan will not contractually drop below a certain absolute level, such as 7%) on a significant number of the Company's commercial real estate loans, as well as various economic and market factors.

     The following tables report the non-performing asset classifications, accruing loans past due 90 days or more, loan loss experience and allowance for loan losses reconciliation of the financial services operation as of or for the periods ended as shown below:


                                                                  JUNE 30,     DECEMBER 31,      JUNE 30,
                                                                    2002          2001             2001
                                                                 ---------     ----------       ---------
                                                                          (THOUSANDS OF DOLLARS)

Non-accrual loans receivable:
  Commercial real estate loans ...............................   $  74,831      $  68,921        $ 54,559
  Residential real estate loans - portfolio ..................       3,039          2,531           2,800
  Residential real estate loans - held for sale ..............      10,272         16,639          14,834
  Syndicated commercial loans ................................       7,690          3,397           4,970
  Other ......................................................           -            104             129
                                                                  --------      ---------        --------
                                                                    95,832         91,592          77,292
Real estate owned ("REO"):
  Commercial real estate loans ...............................       4,999         19,329           9,868
  Residential real estate loans - portfolio ..................         794          4,260           5,803
  Residential real estate loans - held for sale ..............       5,107              -               -
                                                                 ---------      ---------        --------
                                                                    10,900         23,589          15,671
                                                                 ---------      ---------        --------
Total non-performing assets ("NPA") ..........................   $ 106,732      $ 115,181        $ 92,963
                                                                 =========      =========        ========
Accruing loans past due 90 days or more:
  Commercial real estate loans ...............................   $   1,093      $  15,586        $ 16,373
  Residential real estate loans ..............................           -              -               -
  Other ......................................................           -              4               -
                                                                 ---------      ---------        --------
                                                                 $   1,093      $  15,590        $ 16,373
                                                                 =========      =========        ========


NPA to total loans receivable, loans held for
  sale ("HFS") and REO .......................................       2.09%          2.48%           2.15%
Accruing loans past due 90 days or more to total
  loans receivable and HFS ...................................       0.02%          0.34%           0.38%


                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                          JUNE 30,                   JUNE 30,
                                                                  ----------------------      -----------------------
                                                                    2002          2001           2002          2001
                                                                  --------      --------      ---------      --------
                                                                                (THOUSANDS OF DOLLARS)

Beginning allowance for loan losses ..........................   $ 114,076      $ 70,578      $ 104,179      $ 67,599
Provision for loan losses ....................................      20,913         6,112         36,424        11,849

Charge-offs:
     Commercial real estate loans ............................      (9,419)         (971)       (13,027)       (1,971)
     Residential real estate loans ...........................         (22)         (323)           (56)         (581)
     Syndicated commercial loans .............................      (7,640)       (2,355)        (9,619)       (3,855)
     Other-consumer ..........................................           -            24              -             -
                                                                 ---------      --------      ---------      --------
     Total charge-offs .......................................     (17,081)       (3,625)       (22,702)       (6,407)
                                                                 ---------      --------      ---------      --------
Recoveries:
     Commercial real estate loans ............................           -             -              1             -
     Residential real estate loans ...........................           4            67              3            93
     Syndicated commercial loans .............................           -             -              -             -
     Other-consumer ..........................................           2             2              9             -
                                                                 ---------      --------      ---------      --------
     Total recoveries ........................................           6            69             13            93
                                                                 ---------      --------      ---------      --------
Net charge-offs ..............................................     (17,075)       (3,556)       (22,689)       (6,314)
                                                                 ---------      --------      ---------      --------
Ending allowance for loan losses .............................   $ 117,914      $ 73,134      $ 117,914      $ 73,134
                                                                 =========      ========      =========      ========


Allowance for loan losses to total loans receivable ..........        2.91%         1.98%          2.91%         1.98%
Net loan charge-offs to average total loans
     receivable (excluding HFS)* .............................        1.70%         0.38%          1.15%         0.35%


* Annualized


                                                                  JUNE 30,     DECEMBER 31,      JUNE 30,
                                                                    2002           2001            2001
                                                                 ---------     ----------        --------
                                                                         (THOUSANDS OF DOLLARS)

Allocation of allowance for loan losses:
  Commercial real estate loans ...............................   $  99,817      $  92,676        $ 61,851
  Residential real estate loans ..............................      15,142          7,534           5,379
  Syndicated commercial loans ................................       2,963          3,986           5,904
  Other-consumer .............................................          (8)           (17)              -
                                                                 ---------      ---------        --------
  Total allowance for loan losses ............................   $ 117,914      $ 104,179        $ 73,134
                                                                 =========      =========        ========


     Non-performing assets decreased to $106.7 million, or 2.1% of total loans receivable, loans held for sale and real estate owned at June 30, 2002, from $115.2 million or 2.5% at December 31, 2001. In addition, there was one loan, for $1.1 million, on accrual status at June 30, 2002 that was 90 days or greater past due. At June 30, 2002, there were six commercial real estate loans with a total balance of $56.8 million included in accrual status that were modified during the second quarter of 2002 in connection with loan restructurings. There were no such loan restructurings during the second quarter of 2001. During the first quarter of 2002, there were five commercial real estate loans, with a total outstanding balance of $103.2 million at March 31, 2002, that were restructured and included in accrual status. Of these five loans, three were paid off in full during the second quarter of 2002. The remaining two loans, with a total balance of $47.1 million as of June 30, 2002, were performing within their contractual terms and were in accrual status at June 30, 2002. The level of non-performing assets fluctuates and specific loans can have a material impact upon the total.

     The provision for loan losses for the quarter ended June 30, 2002 increased to $20.9 million, as compared to $6.1 million in the same period of 2001. The allowance for loan losses, as a percentage of total loans receivable, excluding loans held for sale, increased to 2.91% as of June 30, 2002, as compared to 1.98% at June 30, 2001. The increase in the provision for loan losses during the second quarter of 2002, as compared to the second quarter of 2001, is primarily due to an increased level of non-performing assets and net loan charge-offs in the second quarter of 2002, and an observed decline in general economic conditions. Net charge-offs in the second quarter of 2002 totaled $17.1 million, as compared to $3.6 million for the second quarter of 2001. The increase is a result of increased net charge-offs for commercial real estate and syndicated commercial loans. The net charge-offs for commercial real estate and syndicated commercial loans increased during 2002 primarily as a reflection of the effect of the economic downturn, as well as a concerted effort by the Company to reduce non-performing asset levels through asset sales.

DISCONTINUED INSURANCE OPERATIONS

     The Company and Employers Insurance Company of Nevada ("EICN") executed a definitive agreement, effective July 1, 2002, for the acquisition by EICN of the on-going business, policy production organization and facilities of the Company's workers' compensation insurance operation. EICN will operate the new business under the name Fremont Employers Insurance Company, which is a wholly-owned subsidiary of EICN. Substantially all of the existing loss reserves and related assets of the discontinued workers' compensation insurance operation will remain with the Company.

     In July 2002, Fremont executed a definitive agreement with the California Department of Insurance that would allow the Company to self-administer the run-off of policies currently in force by paying claims and operating expenses in the ordinary course of business and also preserve the Company's net operating loss carryforwards attributable to its discontinued workers' compensation insurance subsidiary. The agreement also obligates Fremont to make certain additional capital contributions to its discontinued workers' compensation insurance subsidiary. Fremont is obligated to contribute $13.25 million each year for three years beginning with 2002. Beginning in 2005 and through 2008, Fremont would have a contingent obligation to make capital contributions of up to $13.25 million each year. These contingent capital contributions would be subject to payment only if in any subject year that the statutory surplus and loss and loss adjustment expense reserves of the discontinued property and casualty insurance subsidiaries were deemed to be inadequate by the California Department of Insurance. Any amount not paid in any one of these years shall be a deferred contingent liability and subject to payment in any future year if any deficiency arises, however, the amount of contribution for any one year, including any deferred contingent liability, shall not exceed $13.25 million. The total amount of potential contributions is $92.75 million, of which $53.0 million is contingent. During 2002, Fremont has contributed, as per the agreement's schedule, a total of $9.95 million through August 13, 2002. The remaining $3.3 million for 2002 is scheduled for contribution on November 1, 2002. This new agreement supersedes and terminates the November 27, 2000 agreement with the California Department of Insurance in all respects.

     The capital contributions made to the discontinued workers' compensation insurance subsidiary increase the net investment in the Company's discontinued insurance operations. As of June 30, 2002, the net investment in the discontinued insurance operations was $35.1 million. The Company's investment in its discontinued insurance operations is tested for impairment periodically and should the financial position of the discontinued insurance operations experience a significant deterioration, the investment may be deemed to be impaired, in part or in whole, and subsequently, a write down of some or all of the investment would be necessary. Also, dependent upon the level of deterioration in the financial condition of the discontinued insurance operations, the Company may need to record an additional loss for some or all of any capital contributions not yet made, including those considered contingent. Any gains from the liquidation of the discontinued insurance operations would be recorded only at such time as their realization is certain. The Company's net investment in its discontinued insurance operations may be negatively impacted by such developments as adverse loss and loss adjustment expense reserve development, failure by one or more of the Company's reinsurers to meet their obligations in a timely and complete manner, less than expected realization of premiums receivable and other receivables and assets, adverse legislative and regulatory actions, including conservation of the discontinued insurance operations by regulatory authorities, and significant realized losses in the discontinued insurance operations' investment portfolio.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's industrial bank subsidiary finances its lending activities primarily through Federal Deposit Insurance Corporation ("FDIC") insured customer deposits, which have grown to $4.4 billion at June 30, 2002 from $4.1 billion at June 30, 2001. The industrial bank is also eligible for financing through the FHLB, which financing is available at various rates and terms. At June 30, 2002, the industrial bank had borrowing availability with the FHLB of $1.36 billion, of which $640 million was borrowed and outstanding. In addition, the industrial bank has a line of credit with the Federal Reserve Bank of San Francisco ("FRB") with a borrowing availability of $205.4 million at June 30, 2002. There were no amounts outstanding under the line of credit with the FRB at June 30, 2002. The Company believes it has sufficient liquidity and capital resources to fund its financial services operation for the foreseeable future.

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

     As a holding company, Fremont pays its operating expenses, meets its other obligations and pays interest and stockholders' dividends primarily from its cash on hand and intercompany tax payments from its industrial bank subsidiary, and to a lesser degree from dividends from FGCC. Dividends of $1.4 million were paid on Fremont's common stock in each of the quarters ending June 30, 2002 and 2001, however, the Company can give no assurance that future common stock dividends will be declared. As a result of the substantial operating losses incurred by the Company's property and casualty insurance operations during 2000, and by agreement with the California Department of Insurance, Fremont does not expect to receive any dividends from its property and casualty insurance operations for the foreseeable future. Fremont is obligated for certain capital contributions to its discontinued workers' compensation insurance subsidiary - see Discontinued Insurance Operations for further information. Should the Company's discontinued workers' compensation insurance subsidiary come under regulatory conservation, or similar arrangement, this may cause an event of default under the Company's Senior Notes outstanding. If an event of default is declared under the Senior Notes, the outstanding principal may become immediately due and payable. The Company's current financial position would not enable it to meet such an obligation and, as a result, the Company and the holders of its Senior Notes may pursue various alternatives. Such actions could have a significant adverse impact upon the Company's liquidity and the holders of its various securities. Fremont has available to it significant federal tax net operating loss carryforwards, which may be utilized to reduce or eliminate future tax payments. As a result, intercompany payments of federal tax obligations from the industrial bank, which would otherwise be payable to taxing authorities, are available for use by Fremont for general working capital purposes, including the extinguishment of debt. The Company currently pays various state taxes, primarily California Franchise Taxes, as there are no significant state net operating loss carryforwards available to it for offset. The Company's discontinued insurance operations are subject to state premium taxes, and not income taxes, and thus no net operating loss carryforwards were generated. The Company has certain California Franchise Tax issues pending resolution. The Company does not believe that the ultimate outcome of these matters, which are expected to take several years to resolve, will have a material effect on the Company's financial position or liquidity.

     Fremont General Corporation has cash and short term investments of $43.2 million at June 30, 2002 and no debt maturities until March of 2004 and believes that, with its other available sources of liquidity, it will have sufficient means to satisfy its liquidity needs for at least the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk resulting primarily from fluctuations in interest rates arising from balance sheet financial instruments such as investments, loans and debt. Changes in interest rates will affect the Company's net investment income, loan interest, net gain on the sale of residential real estate loans, interest expense and total stockholders' equity. The level of net gain on the sale of residential real estate loans is highly dependent upon the level of loan origination volume and the net premium paid by the purchasers of such loans. Both the volume and net premium, in turn, are highly dependent upon the level of interest rates and other economic factors. The Company may experience a decrease in the amount of net gain it realizes should significant interest rate increases occur or if other economic factors have a negative impact on the value and volume of the loans the Company originates. The objective of Fremont's asset and liability management activities is to provide the highest level of net interest and investment income and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk. Fremont currently owns no derivative financial instruments and, consequently, is not subject to market risk for such off-balance sheet financial instruments. Furthermore, the Company does not have exposure to foreign currency or commodity price risk. Quantitative and qualitative disclosures about the Company's market risk are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. There have been no material changes in such risks or in the Company's asset and liability management activities during the six months ended June 30, 2002.

                           PART II - OTHER INFORMATION


ITEM 1:   Legal Proceedings.
          None.

ITEM 2:   Changes in Securities and Use of Proceeds.
          None.

ITEM 3:   Defaults Upon Senior Securities.
          None.

ITEM 4:   Submission of Matters to a Vote of Security Holders.


a)        The Annual Meeting of Stockholders was held on May 30, 2002.

b) The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors have been elected and qualified:

             J.A. McIntyre               D.W. Morrisroe
             W.R. Bailey                 L.J. Rampino
             T. W. Hayes                 D.C. Ross

c) The directors named in (b) above were elected. The results of the voting of the 67,993,602 shares represented at the meeting are summarized in the following table:

                                                               VOTES
                                             FOR             WITHHELD
                                             ---             --------

             J.A. McIntyre               64,071,779          3,921,823
             W.R. Bailey                 63,986,740          4,006,862
             T.W. Hayes                  63,388,618          1,604,984
             D.W. Morrisroe              66,337,639          1,655,963
             L.J. Rampino                63,975,918          4,017,684
             D.C. Ross                   66,339,822          1,653,780

d) The appointment of the accounting firm of Ernst & Young LLP as the Corporation's Independent Auditors was ratified. The results of the voting of the 67,993,602 shares represented at the meeting are summarized in the following table:

                FOR                      AGAINST             ABSTAINED
                ---                      -------             ---------
             67,110,476                  651,198               231,928


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

EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------


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

EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------


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

10.21 California Department of Insurance Letter Agreement of Run-Off and Regulatory Oversight of the Fremont Compensation Insurance Group, Inc. Workers' Compensation Insurance Companies. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed July 16, 2002, Commission File Number 1-8007.)


10.22 Transition Agreement by and among Fremont Compensation Insurance Group, Inc., Fremont Compensation Insurance Company, Fremont Indemnity Company, Fremont Pacific Insurance Company and Amyniles Insurance Company dated as of May 31, 2002. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed July 16, 2002, Commission File Number 1-8007.)

99.1      Written Statement pursuant to 18 U.S.C. Section 1350.

----------

* Management or compensatory plans or arrangements.

With respect to long-term debt instruments, the Registrant undertakes to provide copies of such agreements upon request by the Commission.

     (b) Reports on Form 8-K filed during the quarterly period ended June 30, 2002:

          No reports on Form 8-K were filed during the quarterly period ended June 30, 2002.

          A Current Report on Form 8-K filed July 16, 2002 reported definitive agreements related to the Registrant's discontinued workers' compensation insurance business.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FREMONT GENERAL CORPORATION



Date: August 13, 2002                   /s/    LOUIS J. RAMPINO
                                        ----------------------------------------
                                        Louis J. Rampino, President,
                                        Chief Operating Officer and Director




Date: August 13, 2002                   /s/   PATRICK E. LAMB
                                        ---------------------------------------
                                        Patrick E. Lamb, Senior Vice President,
                                        Controller and Chief Accounting Officer
                                        Principal Accounting Officer)