Form 10-Q
period 2002-09-30
FREMONT GENERAL CORP
filed 2002-11-15
CIK 38984

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                              SHARES OUTSTANDING
           CLASS                                                OCTOBER 31, 2002
Common Stock, $1.00 par value                                      75,245,406


--------------------------------------------------------------------------------

                           FREMONT GENERAL CORPORATION

                                      INDEX



                         PART I - FINANCIAL INFORMATION


                                                                        PAGE NO.
                                                                        --------
Item    1.  Financial Statements

            Consolidated Balance Sheets
               September 30, 2002 and December 31, 2001 .............          3

             Consolidated Statements of Operations
               Three and Nine Months Ended September 30, 2002
               and 2001 .............................................          4

             Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 2002 and 2001 ........          5

             Notes to Consolidated Financial Statements on
               Form 10-Q ............................................          6

Item    2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................         12

Item    3.   Quantitative and Qualitative Disclosure About
               Market Risk ..........................................         24

Item    4.   Controls and Procedures ................................         25



                           PART II - OTHER INFORMATION


Items 1-5.   Not applicable

Item    6.   Exhibits and Reports on Form 8-K .......................         26

Signatures ..........................................................         28

Certifications ......................................................         29

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                   2002              2001
                                                                                -----------      -----------
                                                                                (UNAUDITED)
                                                                                   (THOUSANDS OF DOLLARS)

                                     ASSETS
Cash and cash equivalents ..................................................    $   170,452      $   151,204
Investment securities available for sale at fair value
  (cost: 2002 - $360,144; 2001- $341,721) ..................................        360,279          341,903
Loans receivable ...........................................................      3,971,612        3,757,222
Loans held for sale ........................................................      1,229,572          755,367
Residual interests in securitized loans at fair value ......................         24,376           41,840
Accrued interest receivable ................................................         27,618           25,042
Deferred income taxes ......................................................        276,037          316,169
Other assets ...............................................................         45,039           63,739
Assets held for discontinued insurance operations ..........................      1,918,123        2,556,519
                                                                                -----------      -----------
  TOTAL ASSETS .............................................................    $ 8,023,108      $ 8,009,005
                                                                                ===========      ===========



                                   LIABILITIES

Deposits:
  Savings accounts .........................................................    $   820,605      $   767,137
  Money market deposit accounts ............................................        251,682          195,946
  Certificates of deposit:
    Under $100,000 .........................................................      2,409,826        2,619,576
    $100,000 and over ......................................................        916,219          673,763
                                                                                -----------      -----------
                                                                                  4,398,332        4,256,422

Federal Home Loan Bank ("FHLB") advances ...................................        820,000          309,000
Senior Notes due 2004 ......................................................         76,616          150,051
Senior Notes due 2009 ......................................................        188,577          188,330
Liquid Yield Option Notes due 2013 ("LYONs") ...............................          3,049            4,187
Other liabilities ..........................................................        117,988          114,859
Liabilities of discontinued insurance operations ...........................      1,876,316        2,528,383
                                                                                -----------      -----------
  TOTAL LIABILITIES ........................................................      7,480,878        7,551,232

Company-obligated mandatorily redeemable preferred
  securities of subsidiary Trust holding solely Company
  junior subordinated debentures ("Capital Securities") ....................        100,000          100,000


                              STOCKHOLDERS' EQUITY

Common Stock, par value $1 per share-- Authorized:
  150,000,000 shares; Issued and outstanding:
  (2002 - 75,172,000 and  2001 - 70,795,000) ...............................         75,172           70,795
Additional paid-in capital .................................................        288,683          276,024
Retained earnings ..........................................................        131,859           64,129
Deferred compensation ......................................................        (53,572)         (53,293)
Accumulated other comprehensive income .....................................             88              118
                                                                                -----------      -----------
  TOTAL STOCKHOLDERS' EQUITY ...............................................        442,230          357,773
                                                                                -----------      -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................    $ 8,023,108      $ 8,009,005
                                                                                ===========      ===========



             See notes to consolidated financial statements on Form 10-Q.


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                                  -----------------------     ------------------------
                                                                     2002         2001           2002          2001
                                                                  ---------     ---------     ---------      ---------
                                                                                (RESTATED)                   (RESTATED)

                                                                     (THOUSANDS OF DOLLARS, EXCEPT PER  SHARE DATA)

INTEREST INCOME:
  Interest and fee income on loans ............................   $ 111,309     $ 102,539     $ 317,621      $ 304,881
  Interest income on investment securities ....................       1,211         3,443         3,457         12,555
                                                                  ---------     ---------     ---------      ---------
                                                                    112,520       105,982       321,078        317,436
INTEREST EXPENSE:
  Deposits ....................................................      35,721        51,252       109,809        166,852
  FHLB advances  ..............................................       4,672         2,083         9,079          3,502
  Senior Notes, LYONs and Capital Securities ..................       7,966         9,400        25,746         28,287
                                                                  ---------     ---------     ---------      ---------
                                                                     48,359        62,735       144,634        198,641

Net interest income ...........................................      64,161        43,247       176,444        118,795
Provision for loan losses .....................................      33,764        19,136        70,188         30,985
                                                                  ---------     ---------     ---------      ---------
Net interest income after provision for loan losses ...........      30,397        24,111       106,256         87,810

NON-INTEREST INCOME:
  Net gain on sale of residential real estate loans ...........      54,914        15,163        96,149         27,651
  Net gains on whole loan sales - other .......................           4           773            78          2,018
  Other .......................................................       3,746         4,744        12,044         12,240
                                                                  ---------     ---------     ---------      ---------
                                                                     58,664        20,680       108,271         41,909
NON-INTEREST EXPENSE:
  Compensation ................................................      21,397        14,316        55,804         42,935
  Occupancy ...................................................       2,119         2,067         6,325          6,122
  Expenses and losses (recoveries) on real estate owned .......       4,433          (107)        9,766          1,935
  Other .......................................................      10,046         5,983        23,481         17,328
                                                                  ---------     ---------     ---------      ---------
                                                                     37,995        22,259        95,376         68,320

Income before income taxes ....................................      51,066        22,532       119,151         61,399
Income tax expense ............................................      21,232         7,535        48,864         22,694
                                                                  ---------     ---------     ---------      ---------

Net income from continuing operations .........................      29,834        14,997        70,287         38,705

Discontinued insurance operations, net of tax .................           -          (378)            -          2,280
Extraordinary gains on extinguishment of debt, net of tax .....         662         1,380         1,804          4,345
                                                                  ---------     ---------     ---------      ---------

Net income ....................................................   $  30,496     $  15,999     $  72,091      $  45,330
                                                                  =========     =========     =========      =========

PER SHARE DATA:
BASIC:
  Net income from continuing operations .......................   $    0.44     $    0.23     $    1.05      $    0.60
  Discontinued insurance operations ...........................           -             -             -           0.03
  Extraordinary gains on extinguishment of debt ...............        0.01          0.02          0.03           0.07
                                                                  ---------     ---------     ---------      ---------
  Net income ..................................................   $    0.45     $    0.25     $    1.08      $    0.70
                                                                  =========     =========     =========      =========
DILUTED:
  Net income from continuing operations .......................   $    0.40     $    0.21     $    0.97      $    0.55
  Discontinued insurance operations ...........................           -             -             -           0.03
  Extraordinary gains on extinguishment of debt ...............        0.01          0.02          0.03           0.06
                                                                  ---------     ---------     ---------      ---------
  Net income ..................................................   $    0.41     $    0.23     $    1.00      $    0.64
                                                                  =========     =========     =========      =========

CASH DIVIDENDS ................................................   $    0.02        $ 0.02     $    0.06      $    0.06

WEIGHTED AVERAGE SHARES (IN THOUSANDS):
  Basic .......................................................      67,292        65,112        66,697         64,839
  Diluted .....................................................      73,967        70,696        72,416         70,504


          See notes to consolidated financial statements on Form 10-Q.

                    FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                ------------------------------
                                                                                    2002              2001
                                                                                ------------      ------------
                                                                                                   (RESTATED)
                                                                                    (THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES
  Net income from continuing operations ....................................    $     70,287      $     38,705
  Adjustments to reconcile net income from continuing
    operations to net cash provided by operating activities:
    Provision for loan losses ..............................................          70,188            30,985
    Net decrease in residual interests in securitized loans ................          17,464             8,351
    Deferred income tax expense ............................................          40,149            24,313
    Depreciation and amortization ..........................................          13,666             9,075
    Change in other assets and liabilities .................................          11,107            (5,533)
                                                                                ------------      ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES ............................         222,861           105,896


INVESTING ACTIVITIES
  Loan originations and advances funded ....................................      (5,846,924)       (3,731,912)
  Receipts from repayments and bulk sales of loans .........................       5,100,423         2,990,802
  Investment securities available for sale:
    Purchases ..............................................................        (348,844)         (315,067)
    Maturities or repayments ...............................................         330,421           272,342
  Capital contributions to discontinued insurance operations ...............         (10,934)           (6,000)
  Purchases of property and equipment ......................................          (3,025)             (752)
                                                                                ------------      ------------
    NET CASH USED IN INVESTING ACTIVITIES ..................................        (778,883)         (790,587)

FINANCING ACTIVITIES
  Net increase in deposits .................................................         141,910           334,377
  Proceeds from FHLB advances ..............................................         511,000           260,000
  Extinguishment of Senior Notes and LYONs  ................................         (71,830)          (21,634)
  Dividends paid on common stock ...........................................          (5,690)           (5,647)
  (Increase) decrease in deferred compensation plans .......................            (120)              346
                                                                                ------------      ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ..............................         575,270           567,442

Increase (decrease) in cash and cash equivalents ...........................          19,248          (117,249)
  Cash and cash equivalents at beginning of year ...........................         151,204           236,352
                                                                                ------------      ------------
Cash and cash equivalents at end of period .................................    $    170,452      $    119,103
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

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

     These statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, adjustments (consisting of normal accruals) have been made as management considers necessary for fair presentations. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The consolidated statements of operations and cash flows for the period through September 30, 2001 have been restated to reflect the discontinuance of the Company's property and casualty insurance operations.


NOTE B - LOANS RECEIVABLE

     Loans receivable consist of commercial and residential real estate loans and syndicated commercial loans. Commercial real estate loans, which are primarily variable rate, represent loans secured generally by first mortgages on properties such as office, retail, industrial, hotels/motels, multi-family and commercial mixed-use properties. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $114.7 million, $118.0 million and $116.6 million as of September 30, 2002, December 31, 2001 and September 30, 2001, respectively. Residential real estate loans have loan terms for up to thirty years and are generally secured by first deeds of trust on single-family residences. Syndicated commercial loans are commercial variable rate senior loans and are generally secured by substantially all of the assets of the borrower.

     Loans held for sale consist solely of residential real estate loans which are aggregated prior to their sale and are carried at the lower of aggregate amortized cost or market.


NOTE C - DEPOSITS AND FHLB ADVANCES

     Certificates of deposits as of September 30, 2002 are detailed by maturity and rates as follows (thousands of dollars):

                                MATURING BY          WEIGHTED
                 AMOUNT        SEPTEMBER 30,       AVERAGE RATE
              -----------      ------------       -------------
              $ 2,708,354          2003               2.91%
                  439,523          2004               4.27%
                   35,384          2005               6.14%
                   92,451          2006               5.49%
                       68          2007               5.38%
                   50,265          2008               5.36%
              -----------
              $ 3,326,045
              ===========


     Of the total certificates of deposit at September 30, 2002, $648.6 million were obtained through brokers.

     The Federal Home Loan Bank ("FHLB") advances are collateralized by loans pledged to the FHLB. The following table details the FHLB amounts outstanding at September 30, 2002 by maturities and rates (thousands of dollars):


                              MATURING BY          WEIGHTED
                AMOUNT        SEPTEMBER 30,       AVERAGE RATE
              ---------      -------------        ------------
              $ 300,000          2003               2.07%
                505,000          2004               3.25%
                 15,000          2005               2.49%
              ---------
              $ 820,000
              =========


NOTE D - DISCONTINUED OPERATIONS

     In the fourth quarter of 2001, the Company discontinued its property and casualty insurance operation, primarily represented by the underwriting of workers' compensation insurance policies. Consequently, the property and casualty insurance operation is accounted for as a discontinued operation using the liquidation basis of accounting as prescribed under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations." As of September 30, 2002, the Company believes that the loss and loss adjustment expenses reserves of the discontinued insurance operations are adequate. The Company intends to allow the liabilities related to this business to run-off and estimates that the dedicated assets supporting these operations, and all related future cash inflows, will be adequate to fund future policy obligations and related expenses. Discontinued insurance operations also include the Company's discontinued assumed treaty and facultative reinsurance, and life insurance businesses.

     The dedicated assets supporting the discontinued insurance operations and related liabilities are summarized in the following table:


                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                    2002              2001
                                                                                -----------      -----------
                                                                                   (THOUSANDS OF DOLLARS)

ASSETS
  Cash and invested assets, at amortized cost ...............................   $   828,716      $ 1,248,303
  Premiums receivable .......................................................        73,630          121,871
  Reinsurance recoverables:
    Property and casualty insurance - paid losses ...........................        64,113           60,407
    Property and casualty insurance - unpaid losses .........................       742,605          856,652
    Assumed reinsurance and life insurance paid and unpaid losses ...........        63,905           75,317
  Other assets ..............................................................       145,154          193,969
                                                                                -----------      -----------
      Total .................................................................   $ 1,918,123      $ 2,556,519
                                                                                ===========      ===========

LIABILITIES
  Reserves for loss and loss adjustment expenses (net of discount):
    Property and casualty insurance .........................................   $ 1,653,201      $ 2,203,349
    Assumed reinsurance .....................................................        83,679          103,563
  Life insurance benefits and liabilities ...................................        44,638           59,906
  Other liabilities .........................................................        94,798          161,565
                                                                                -----------      -----------
      Total .................................................................   $ 1,876,316      $ 2,528,383
                                                                                ===========      ===========


NOTE E - TOTAL COMPREHENSIVE INCOME

     The components of total comprehensive income are summarized in the following table:


                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                   ---------------------     ---------------------
                                                                     2002         2001         2002        2001
                                                                   --------     --------     --------     --------
                                                                               (RESTATED)                (RESTATED)

                                                                                (THOUSANDS OF DOLLARS)

Net income .....................................................   $ 30,496     $ 15,999     $ 72,091     $ 45,330
Other comprehensive income (loss):
  Net change in unrealized gains (losses)
  during the period ............................................        (25)         (42)         (47)         116
  Less deferred income tax expense (benefit) ...................         (9)         (15)         (17)          40
                                                                   --------     --------     --------     --------
    Other comprehensive income (loss) ..........................        (16)         (27)         (30)          76
                                                                   --------     --------     --------     --------
Total comprehensive income .....................................   $ 30,480     $ 15,972     $ 72,061     $ 45,406
                                                                   ========     ========     ========     ========

NOTE F - OPERATIONS BY REPORTABLE SEGMENT

     The Company's business is engaged in one reportable segment, financial services. Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that are not allocated to its reportable segment or to the discontinued insurance operations.

     The following data for the three and nine months ended September 30, 2002 and 2001 provide certain information necessary for reportable segment disclosure:

                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                                  -----------------------      ------------------------
                                                                     2002          2001           2002          2001
                                                                  ---------     ---------      ---------      ---------
                                                                                (RESTATED)                    (RESTATED)
                                                                                 (THOUSANDS OF DOLLARS)

NET INTEREST INCOME
Financial services ............................................   $  71,927     $  52,041      $ 201,447      $ 144,954
Unallocated corporate .........................................      (7,766)       (8,794)       (25,003)       (26,159)
                                                                  ---------     ---------      ---------      ---------
Total  consolidated ...........................................   $  64,161     $  43,247      $ 176,444      $ 118,795
                                                                  =========     =========      =========      =========



INCOME (LOSS) BEFORE INCOME TAXES
Financial services ............................................   $  68,045     $  36,012      $ 164,328      $ 101,086
Unallocated corporate .........................................     (16,979)      (13,480)       (45,177)       (39,687)
                                                                  ---------     ---------      ---------      ---------
Total  consolidated ...........................................   $  51,066     $  22,532      $ 119,151      $  61,399
                                                                  =========     =========      =========      =========

NOTE G - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001:


                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                   ---------------------     ---------------------
                                                                     2002         2001         2002        2001
                                                                   --------     --------     --------     --------
                                                                               (RESTATED)                (RESTATED)
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income from continuing operations
  (numerator for basic earnings per share) .....................   $ 29,834     $ 14,997     $ 70,287     $ 38,705
Effect of dilutive securities:
  LYONs ........................................................         23           31           86           92
                                                                   --------     --------     --------     --------

Net income from continuing operations available to common
  stockholders after assumed conversions
  (numerator for diluted earnings per share) ...................   $ 29,857     $ 15,028     $ 70,373     $ 38,797
                                                                   ========     ========     ========     ========

Weighted-average shares
  (denominator for basic earnings per share) ...................     67,292       65,112       66,697       64,839

Effect of dilutive securities:
  Restricted stock .............................................      6,470        5,291        5,514        5,372
  LYONs ........................................................        205          293          205          293
                                                                    -------     --------     --------     --------
Dilutive potential common shares ...............................      6,675        5,584        5,719        5,665
                                                                    -------     --------     --------     --------
Adjusted weighted-average shares and assumed
  conversions (denominator for diluted earnings per share) .....     73,967       70,696       72,416       70,504
                                                                   ========     ========     ========     ========

Basic earnings per share from continuing operations ............   $   0.44     $   0.23     $   1.05     $   0.60
                                                                   ========     ========     ========     ========

Diluted earnings per share from continuing operations ..........   $   0.40     $   0.21     $   0.97     $   0.55
                                                                   ========     ========     ========     ========

NOTE H - EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

     The Company extinguished debt that resulted in gains reported as an extraordinary item in the accompanying Consolidated Statements of Operations. These gains are summarized in the following table:

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                   ---------------------     ---------     --------
                                                                    2002            2001        2002         2001
                                                                   ---------    --------     ---------     --------
                                                                                (THOUSANDS OF DOLLARS)

7.70% SENIOR NOTES DUE 2004:
Par Value of debt extinguished .................................   $ 23,000     $ 3,000      $ 73,815      $  3,000
Gain on extinguishment, net of tax .............................        662         318         1,757           318

7.875% SENIOR NOTES DUE 2009:
Par Value of debt extinguished .................................   $      -     $ 6,500      $      -      $ 26,000
Gain on extinguishment, net of tax .............................          -       1,062             -         4,027

LIQUID YIELD OPTION NOTES DUE 2013:
Principal amount at maturity extinguished ......................   $      -     $     -      $  2,269      $      -
Gain on extinguishment, net of tax .............................          -           -            47             -



NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB No. 30") will now be used to classify those gains and losses. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in the prior periods presented, that does not meet the criteria in APB No. 30 for classification as an extraordinary item, shall be reclassified. The Company will adopt SFAS No. 145 as of January 1, 2003. The Company has not yet determined the impact this statement will have on its financial position or results of operations.

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and the currently reported results are based upon the current expectations and beliefs of Fremont General Corporation ("Fremont") and its subsidiaries (combined "the Company") concerning future developments and their potential effects upon the Company. These statements and the Company's currently reported results are not guarantees of future performance or results and there can be no assurance that actual developments and economic performance will be as anticipated by the Company. Actual developments and/or results may differ significantly and adversely from the Company's expected or currently reported results as a result of significant risks, uncertainties and factors beyond the Company's control (as well as the various assumptions utilized in determining the Company's expectations) which include, but are not limited to, the following:

     o the variability of general and specific economic conditions and trends;
     o    changes in, and the level of, interest rates;
     o the impact of competition and pricing environments on loan and deposit products and the resulting effect upon the Company's net interest margin and net gain on sale;
     o changes in the Company's ability to originate loans, and any changes in the cost and volume of loans originated as a result;
     o the ability to access the necessary capital resources in a cost-effective manner to fund loan originations and the condition of the whole loan sale and securitization markets;
     o the ability of the Company to sell or securitize the residential real estate loans it originates, the pricing of existing and future loans, and the net premiums realized upon the sale of such loans;
     o the ability of the Company to sell certain of the commercial real estate loans and foreclosed real estate in its portfolio and the net proceeds realized upon the sale of such;
     o changes in the fair values of the Company's assets and loans, including the value of the underlying real estate collateral;
     o the impact of changes in the commercial and residential real estate markets, particularly in California;
     o adverse development of, and the variability in determining, the allowance for loan losses and claims and policy reserves;
     o the ability to collect and realize the amounts outstanding, and the timing thereof, of loans, foreclosed real estate, premiums receivable and reinsurance recoverables;
     o    the occurrence of catastrophic events;
     o the effect of certain determinations or actions taken by, or the inability to secure regulatory approvals from, the Federal Deposit Insurance Corporation, the Department of Financial Institutions of the State of California and the California Department of Insurance (or other regulatory bodies) on various matters;
     o the ability of the Company to maintain cash flow sufficient for it to meet its debt service and other obligations;
     o the consequences and cost of adverse state and federal legislation and regulations;
     o the impact of changes in federal and state tax laws and interpretations, including tax rate changes, and the effect of any adverse outcomes from the resolution of issues with taxing authorities;
     o the ability of the Company to utilize the net operating loss carryforwards currently held;
     o    changes in the frequency and severity of claims;
     o the impact of litigation, adverse court decisions and changes in the judicial climate;
     o    changes in the medical and rehabilitation cost control environment;
     o    increases in asbestos and environmental claims and payments;
     o    increases in fraud and abuse; and
     o other events, risks and uncertainties discussed elsewhere in this Form 10-Q and from time to time in Fremont's other reports, press releases and filings with the Securities and Exchange Commission.

          The Company undertakes no obligation to publicly update such forward-looking statements.

GENERAL

     Fremont General Corporation ("Fremont" or when combined with its subsidiaries "the Company") is a financial services holding company. The Company's financial services segment is consolidated within Fremont General Credit Corporation ("FGCC"), which is engaged in commercial and consumer real estate lending nationwide through its California-chartered industrial bank subsidiary, Fremont Investment & Loan ("FIL"). Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that are not allocated by Fremont to FGCC or to the discontinued insurance operations.

     This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented under Item 1, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


RESULTS OF OPERATIONS

     The Company reported net income of $30,496,000 for the third quarter of 2002. This was comprised of net income from continuing operations of $29,834,000 and an after-tax gain on the extinguishment of debt of $662,000. This is compared to net income from continuing operations of $14,997,000 for the third quarter of 2001.

     The following table presents a summary of the Company's income before taxes and net income for the periods ended September 30, 2002 and 2001, respectively:

                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                                  -----------------------      -----------------------
                                                                     2002          2001          2002           2001
                                                                  ---------     ---------      --------      ---------
                                                                                (RESTATED)                   (RESTATED)
                                                                                (THOUSANDS OF DOLLARS)

Income (loss) before taxes:
  Financial services ..........................................   $  68,045     $  36,012      $ 164,328     $ 101,086
  Unallocated corporate interest and other expenses ...........     (16,979)      (13,480)       (45,177)      (39,687)
                                                                  ---------     ---------      ---------     ---------
Income before taxes from continuing operations ................      51,066        22,532        119,151        61,399
Income tax expense ............................................      21,232         7,535         48,864        22,694
                                                                  ---------     ---------      ---------     ---------
Net income from continuing operations .........................      29,834        14,997         70,287        38,705
Discontinued insurance operations, net of tax .................           -          (378)             -         2,280
Extraordinary gains on extinguishment of debt, net of tax ....          662         1,380          1,804         4,345
                                                                  ---------     ---------      ---------     ---------
Net income                                                        $  30,496     $  15,999      $  72,091     $  45,330
                                                                  =========     =========      =========     =========


     The Company's financial services operation recorded income before taxes of $68.0 million for the third quarter of 2002 as compared to $36.0 million for the third quarter of 2001. The increase in income before taxes for the third quarter of 2002 represents an 89% increase over the results for the third quarter of 2001 and is a result of significantly increased levels of net interest income and net gain on the sale of residential real estate loans, offset by a higher provision for loan losses. The net interest income for the third quarter of 2002 was $71.9 million as compared to $52.0 million for the third quarter of 2001. The increase in net interest income is primarily a result of an increase in the net interest income margin (as a percentage of average interest-earning assets). The net interest income margin improved to an annualized 5.08% for the third quarter of 2002 from 4.33% for the third quarter of 2001. The net gain on the sale of residential real estate loans, net of reductions in the carrying valuations of loans held for sale, increased from $15.2 million in the third quarter of 2001 to $54.9 million for the third quarter of 2002. This increase is primarily attributable to significant increases in the volume of loans sold in the two comparable quarters and in the net premiums realized for the loans sold. A total of $1.65 billion in loans were sold during the third quarter of 2002, as compared to loan sales of $816.3 million during the third quarter of 2001. The provision for loan losses increased to $33.8 million for the third quarter of 2002 as compared to $19.1 million for the third quarter of 2001. The Company's loans receivable (excluding loans held for sale), before the allowance for loan losses, were approximately $4.11 billion at September 30, 2002, as compared to $3.86 billion at both December 31, 2001 and September 30, 2001.

     The unallocated corporate interest and other expense loss before taxes for the quarter ended September 30, 2002, was $17.0 million as compared to $13.5 million for the same period in 2001. The increase for the third quarter of 2002, as compared to the third quarter of 2001, is a result of lower investment income (due to the lower interest rate environment existing during the third quarter of 2002 and lower invested balances), lower amounts of recognized management fees from the workers' compensation insurance subsidiaries and higher incentive compensation expense, offset by lower interest and other general expenses. In addition, during the third quarter of 2002, $1.4 million in other expense was recognized upon the termination of a split-dollar life insurance plan (this plan provided insurance coverage for substantially all of the officers and management of the Company and was replaced by term life coverage).

     The Company's property and casualty insurance operation (which was primarily the underwriting of workers' compensation insurance policies) was classified as discontinued during the fourth quarter of 2001 and is now accounted for as a discontinued operation using the liquidation basis of accounting. Accordingly, the Company's operating results have been restated to reflect reporting in this manner for all periods presented. The Company recognized net income of $2.28 million from the property and casualty insurance operations for the first nine months of 2001 prior to their classification as discontinued. Discontinued insurance operations also include the Company's discontinued assumed treaty and facultative reinsurance, and life insurance businesses. The Company believes that the loss and loss adjustment expense reserves of the discontinued insurance operations are adequate, on a discounted basis, as of September 30, 2002, and that the assets of these operations, and all related future cash inflows, will be adequate to fund all future policy obligations and related expenses.

     During the quarter ended September 30, 2002, the Company extinguished $23.0 million in principal amount of its publicly traded 7.70% Senior Notes due 2004 and recognized an after-tax gain of $662,000. The after-tax gain from these extinguishments is reported as an extraordinary item in the accompanying Consolidated Statements of Operations.

     Income tax expense of $21.2 million and $7.5 million for the quarters ended September 30, 2002 and 2001, respectively, represents effective tax rates of 41.6% and 33.4%, respectively, on income before taxes from continuing operations of $51.1 million and $22.5 million for the same respective periods. The effective tax rates for both periods presented are different than the federal enacted tax rate of 35%, due mainly to various state income tax provisions within the Company's financial services operation. The rate for the third quarter of 2001 was significantly lower than the rate for the third quarter of 2002 primarily due to certain necessary adjustments made during the classification of the Company's property and casualty insurance operations into discontinued status.


FINANCIAL SERVICES OPERATION

     The following table summarizes the Company's financial services segment earnings for the respective quarters indicated:

                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                                  -----------------------     -----------------------
                                                                     2002         2001           2002         2001
                                                                  ---------     ---------     ---------     ---------
                                                                                (THOUSANDS OF DOLLARS)

FINANCIAL SERVICES
Interest and fee income on loans ..............................   $ 111,309     $ 102,539     $ 317,621     $ 304,881
Interest income on investment securities ......................       1,011         2,837         2,714        10,427
                                                                  ---------     ---------     ---------     ---------
   Total interest income ......................................     112,320       105,376       320,335       315,308
Interest expense ..............................................      40,393        53,335       118,888       170,354
                                                                  ---------     ---------     ---------     ---------
   Net interest income ........................................      71,927        52,041       201,447       144,954
Provision for loan losses .....................................      33,764        19,136        70,188        30,985
                                                                  ---------     ---------     ---------     ---------
   Net interest income after provision for loan losses ........      38,163        32,905       131,259       113,969
Net gain on sale of residential real estate loans .............      54,914        15,163        96,149        27,651
Other non-interest income .....................................       3,750         4,517        11,792        12,271
Operating expenses ............................................     (28,782)      (16,573)      (74,872)      (52,805)
                                                                  ---------     ---------     ---------     ---------
Income before taxes ...........................................   $  68,045     $  36,012     $ 164,328     $ 101,086
                                                                  =========     =========     =========     =========


     The following table shows loans receivable outstanding (excluding loans held for sale) in the various financing categories as of the dates indicated:

                                                               SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                                                    2002            2001           2001
                                                                -----------     -----------    ------------
                                                                          (THOUSANDS OF DOLLARS)

Commercial real estate loans:
  Bridge ....................................................   $ 1,646,866     $ 1,653,970     $ 1,524,130
  Permanent .................................................     1,358,313       1,320,993       1,235,143
  Construction ..............................................       338,582         263,587         398,067
  Single tenant credit ......................................       298,970         307,320         311,338
                                                                -----------     -----------     -----------
                                                                  3,642,731       3,545,870       3,468,678
Residential real estate loans ...............................       433,839         195,643         190,217
Syndicated commercial loans .................................        41,472         113,504         206,869
Other - consumer loans ......................................         4,711          22,555          11,928
                                                                -----------     -----------     -----------
                                                                  4,122,753       3,877,572       3,877,692
Deferred fees and costs .....................................       (13,512)        (16,171)        (17,558)
                                                                -----------     -----------     -----------
  Loans receivable before allowance for loan losses .........     4,109,241       3,861,401       3,860,134
Allowance for loan losses ...................................      (137,629)       (104,179)        (88,155)
                                                                -----------     -----------     -----------
  Loans receivable, net of allowance for loan losses ........   $ 3,971,612     $ 3,757,222     $ 3,771,979
                                                                ===========     ===========     ===========


Residential real estate loans held for sale .................   $ 1,229,572     $   755,367     $   641,853
                                                                ===========     ===========     ===========


     As of September 30, 2002, approximately 48% of the Company's commercial real estate loans outstanding were secured by properties located within California; no other state represented greater than 7% of the loan portfolio. The Company's largest single commercial real estate loan outstanding at September 30, 2002 was $47.6 million. The largest net commitment for a single loan at September 30, 2002 was $56.5 million. In addition, the portfolio has one concentration by common investor or sponsor base that is in excess of $75 million. This concentration, which totals $83.1 million at September 30, 2002, is from two affiliated investment funds (affiliated by common advisor) and is comprised of four separate loans, each of which was performing as of September 30, 2002.

     The following table stratifies the commercial real estate portfolio by loan amounts outstanding as of September 30, 2002 (in thousands of dollars, except percents and number of loans):




                                                        NUMBER          TOTAL LOANS
         LOAN SIZE RANGE                               OF LOANS         OUTSTANDING      %
     ----------------------------                      --------          --------------------
     $0 - $5 million ...............................        387         $   734,428      20%
     > $5 million - $10 million ....................        122             860,493      24%
     > $10 million - $15 million ...................         46             568,783      16%
     > $15 million - $20 million ...................         27             469,363      13%
     > $20 million - $30 million ...................         25             629,925      17%
     > $30 million - $40 million ...................         10             332,114       9%
     > $40 million .................................          1              47,625       1%
                                                       --------         -----------     ---
                                                            618         $ 3,642,731     100%
                                                       ========         ===========     ===

     The following tables identify the interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins for the Company's financial services operation for the periods indicated:


                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------------------------------------------------------------
                                                           2002                                            2001
                                         ---------------------------------------        ---------------------------------------
                                           AVERAGE                        YIELD/          AVERAGE                         YIELD/
                                           BALANCE        INTEREST      COST (1)          BALANCE        INTEREST       COST (1)
                                         -----------     ---------     ---------        -----------     ---------       -------
                                                                  (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (2) :
  Commercial real estate loans ......... $ 3,522,057     $  70,725          7.97%       $ 3,354,947     $  77,745          9.19%
  Residential real estate loans (3) ....   1,890,211        40,052          8.41            871,188        20,215          9.21
  Syndicated commercial loans ..........      47,741           532          4.42            252,847         4,579          7.18
  Investment securities ................     158,422         1,011          2.53            286,259         2,837          3.93
                                         -----------     ---------                      -----------     ---------
   Total interest-earning assets ....... $ 5,618,431     $ 112,320          7.93%       $ 4,765,241     $ 105,376          8.77%
                                         ===========     =========                      ===========     =========

Interest-bearing liabilities:
  Time deposits ........................ $ 3,358,064     $  28,684          3.39%       $ 3,293,261     $  43,160          5.20%
  Savings deposits .....................   1,087,393         7,037          2.57            816,658         8,091          3.93
  Debt with FHLB .......................     612,914         4,630          3.00            205,864         2,060          3.97
  Other ................................       8,345            42          2.00              4,716            24          2.02
                                         -----------     ---------                      -----------     ---------
   Total interest-bearing liabilities .. $ 5,066,716     $  40,393          3.16%       $ 4,320,499     $  53,335          4.90%
                                         ===========     =========                      ===========     =========

Net interest income ....................                 $  71,927                                      $  52,041
                                                         =========                                      =========

Percent of average interest-earning
  assets(1):
  Interest income ......................                      7.93%                                          8.77%
  Interest expense .....................                      2.85%                                          4.44%
                                                         ---------                                      ---------
   Net interest margin .................                      5.08%                                          4.33%
                                                         =========                                      =========

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------------------------------------------------------------
                                                            2002                                          2001
                                         ---------------------------------------       ----------------------------------------
                                           AVERAGE                        YIELD/         AVERAGE                          YIELD/
                                           BALANCE        INTEREST      COST (1)         BALANCE         INTEREST       COST (1)
                                         -----------     ----------     --------       -----------      ---------       -------
                                                                  (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (2) :
  Commercial real estate loans ......... $ 3,492,511     $ 212,848          8.15%       $ 3,190,674     $ 233,248          9.77%
  Residential real estate loans (3) ....   1,589,704       102,296          8.60            766,471        54,036          9.43
  Syndicated commercial loans ..........      69,197         2,476          4.78            286,177        17,597          8.22
  Investment securities ................     139,546         2,715          2.60            280,814        10,427          4.96
                                         -----------     ---------                      -----------     ---------
   Total interest-earning assets ....... $ 5,290,958     $ 320,335          8.09%       $ 4,524,136     $ 315,308          9.32%
                                         ===========     =========                      ===========     =========

Interest-bearing liabilities:
  Time deposits ........................ $ 3,273,184     $  88,120          3.60%       $ 3,253,991     $ 142,449          5.85%
  Savings deposits .....................   1,058,897        21,688          2.74            726,591        24,402          4.49
  Debt with FHLB .......................     448,660         8,993          2.68            111,988         3,440          4.11
  Other ................................       5,787            87          2.01              4,185            63          2.01
                                         -----------     ---------                      -----------     ---------
   Total interest-bearing liabilities .. $ 4,786,528     $ 118,888          3.32%       $ 4,096,755     $ 170,354          5.56%
                                         ===========     =========                      ===========     =========

Net interest income ....................                 $ 201,447                                      $ 144,954
                                                         =========                                      =========

Percent of average interest-earning
  assets(1):
  Interest income ......................                      8.09%                            9.32%
  Interest expense .....................                      3.00%                            5.04%
                                                         ---------                      -----------
   Net interest margin .................                      5.09%                            4.28%
                                                         =========                      ===========


(1)  Annualized.
(2)  Average loan balances include non-accrual loan balances and exclude residual interests in securitized loans.
(3)  Includes loans held for sale and other consumer loans.


     The Company's net interest margin as a percentage of average interest-earning assets increased to 5.08% in the third quarter of 2002 as compared to 4.33% for the third quarter of 2001. The increase in the Company's net interest margin is due primarily to higher net spreads between the commercial and residential real estate loans yields and the effective cost of funds employed to fund these assets, as well as the effect of a higher yielding mix of interest-earning assets (i.e. an increased average balance of higher yielding residential loans and lower average balances of lower yielding syndicated commercial loans and investment securities). Interest yields on deposits and Federal Home Loan Bank ("FHLB") borrowings declined on a quarter-to-quarter comparison more than the yields on commercial and residential real estate loans did. This is due in part to the presence of interest rate floors (i.e. the total of the variable base rate, such as six-month LIBOR, plus the related spread on a commercial real estate loan will not contractually drop below a certain absolute level, such as 7%) on a significant number of the Company's commercial real estate loans, as well as various economic and market factors.

     The following tables report the non-performing asset classifications, accruing loans past due 90 days or more, loan loss experience and allowance for loan losses reconciliation of the financial services operation as of or for the respective periods ended:


                                                              SEPTEMBER 30,    DECEMBER 31,   SEPTEMBER 30,
                                                                  2002            2001             2001
                                                              -----------       ----------     -----------
                                                                         (THOUSANDS OF DOLLARS)

Non-accrual loans receivable:
  Commercial real estate loans ............................     $ 68,231        $  68,921      $ 75,357
  Residential real estate loans - portfolio ...............        5,328            2,531         2,723
  Residential real estate loans - held for sale ...........        5,312           16,639        11,119
  Syndicated commercial loans .............................       11,663            3,397         5,331
  Other ...................................................            -              104            96
                                                                --------        ---------     ---------
                                                                  90,534           91,592        94,626
Real estate owned ("REO"):
  Commercial real estate loans ............................        2,999           19,329         7,478
  Residential real estate loans - portfolio ...............          425            4,260         6,962
  Residential real estate loans - held for sale ...........        5,304                -             -
                                                                --------        ---------     ---------
                                                                   8,728           23,589        14,440
                                                                --------        ---------     ---------
Total non-performing assets ("NPA") .......................     $ 99,262        $ 115,181     $ 109,066
                                                                ========        =========     =========

Accruing loans past due 90 days or more:
  Commercial real estate loans ............................     $  1,093        $  15,586     $  12,373
  Residential real estate loans ...........................            -                -           142
  Other ...................................................            2                4             5
                                                                --------        ---------     ---------
                                                                $  1,095        $  15,590     $  12,520
                                                                ========        =========     =========




NPA to total loans receivable, loans held
for sale ("HFS") and REO ..................................         1.86%            2.48%        2.41%
Accruing loans past due 90 days or more
to total loans receivable and HFS .........................         0.02%            0.34%        0.28%


                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                 -----------------------      ----------------------
                                                                    2002          2001          2002         2001
                                                                 ---------      --------      ---------    ---------
                                                                                 (THOUSANDS OF DOLLARS)


Beginning allowance for loan losses ..........................   $ 117,914      $ 73,134      $ 104,179    $  67,599
Provision for loan losses ....................................      33,764        19,136         70,188       30,985
Reclass of allowance for loan commitments ....................      (3,259)            -         (3,259)           -

Charge-offs:
  Commercial real estate loans ...............................      (7,492)       (1,829)       (20,519)      (3,800)
  Residential real estate loans ..............................           -           (58)           (57)        (639)
  Syndicated commercial loans ................................      (4,999)       (2,914)       (14,618)      (6,769)
  Other-consumer .............................................           -             -              -            -
                                                                 ---------      --------      ---------    ---------
   Total charge-offs .........................................     (12,491)       (4,801)       (35,194)     (11,208)
                                                                 ---------      --------      ---------    ---------

Recoveries:
  Commercial real estate loans ...............................       1,694           662          1,695          662
  Residential real estate loans ..............................           7            24             11          117
  Syndicated commercial loans ................................           -             -              -            -
  Other-consumer .............................................           -             -              9            -
                                                                 ---------      --------      ---------    ---------
   Total recoveries ..........................................       1,701           686          1,715          779
                                                                 ---------      --------      ---------    ---------
Net charge-offs ..............................................     (10,790)       (4,115)       (33,479)     (10,429)
                                                                 ---------      --------      ---------    ---------
Ending allowance for loan losses .............................   $ 137,629      $ 88,155      $ 137,629    $  88,155
                                                                 =========      ========      =========    =========


Allowance for loan losses to total loans receivable ..........        3.35%         2.28%         3.35%         2.28%
Net loan charge-offs to average total loans
  receivable (excluding HFS)* ................................        1.04%         0.42%         1.12%         0.37%


* Annualized



                                                                SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                                                    2002           2001           2001
                                                                ------------    ----------     -----------
                                                                          (THOUSANDS OF DOLLARS)

Allocation of allowance for loan losses:
  Commercial real estate loans ...............................   $  118,885     $   92,676     $  76,816
  Residential real estate loans ..............................       15,802          7,534         6,120
  Syndicated commercial loans ................................        2,950          3,986         5,219
  Other-consumer .............................................           (8)           (17)            -
                                                                 ----------     ----------     ---------
    Total allowance for loan losses ..........................   $  137,629     $  104,179     $  88,155
                                                                 ==========     ==========     =========


     Non-performing assets decreased to $99.3 million, or 1.86% of total loans receivable, loans held for sale and real estate owned at September 30, 2002, from $115.2 million or 2.48% at December 31, 2001 and $109.1 million at September 30, 2001. In addition, there were $1.1 million in loans, on accrual status at September 30, 2002 that were 90 days or greater past due. The level of non-performing assets fluctuates and specific loans can have a material impact upon the total. During the third quarter of 2002, there were no loans restructured as to their terms and included in accrual status at September 30, 2002. There were two loans that were restructured during the third quarter of 2001, with a total balance of $1.6 million at September 30, 2001. These two loans, with a total balance of $1.5 million as of

September 30, 2002, were performing within their contractual terms and were in accrual status at September 30, 2002. At June 30, 2002, there were six commercial real estate loans with a total balance of $56.8 million included in accrual status that were modified during the second quarter of 2002 in connection with loan restructurings. During the first quarter of 2002, there were five commercial real estate loans, with a total outstanding balance of $103.2 million at March 31, 2002, that were restructured and included in accrual status. Of the eleven loans restructured during the first six months of 2002, three (total balance of $56.4 million) were paid off in full during the second quarter of 2002, and one (total balance of $5.2 million) was transferred to non-accrual status during the third quarter of 2002. The remaining seven loans, with a total balance of $98.9 million as of September 30, 2002, were performing within their contractual terms and were in accrual status at September 30, 2002. The Company incurred $1.2 million in charge-offs related to the restructuring of the eleven loans during 2002 and no charge-offs were recognized on the loans restructured during 2001.

     The provision for loan losses for the quarter ended September 30, 2002 increased to $33.8 million, as compared to $19.1 million in the same period of 2001. The allowance for loan losses, as a percentage of total loans receivable, excluding loans held for sale, increased to 3.35% as of September 30, 2002, as compared to 2.28% at September 30, 2001. The increase in the provision for loan losses during the third quarter of 2002, as compared to the third quarter of 2001, is primarily due to an increased level of net loan charge-offs in the third quarter of 2002 and an observed decline in general economic conditions. Net charge-offs in the third quarter of 2002 totaled $10.8 million, as compared to $4.1 million for the third quarter of 2001. The increase is a result of increased net charge-offs for commercial real estate and syndicated commercial loans. The net charge-offs for commercial real estate and syndicated commercial loans increased during 2002 primarily as a reflection of the effect of the economic downturn, as well as a concerted effort by the Company to reduce non-performing asset levels through asset sales.


DISCONTINUED INSURANCE OPERATIONS

     The Company and Employers Insurance Company of Nevada ("EICN") executed a definitive agreement, effective July 1, 2002, for the acquisition by EICN of the on-going business, policy production organization and facilities of the Company's workers' compensation insurance operation. EICN will operate the new business under the name Fremont Employers Insurance Company, which is a wholly-owned subsidiary of EICN. Substantially all of the existing loss reserves and related assets of the discontinued workers' compensation insurance operation that existed as of June 30, 2002, will remain with the Company.

     In July 2002, Fremont executed a definitive agreement with the California Department of Insurance ("DOI") that would allow the Company to self-administer the run-off of policies currently in force by paying claims and operating expenses in the ordinary course of business and also preserve the Company's net operating loss carryforwards attributable to its discontinued workers' compensation insurance subsidiary. The agreement also obligates Fremont to make certain additional capital contributions to its discontinued workers' compensation insurance subsidiary. Fremont is obligated to contribute $13.25 million each year for three years beginning with 2002. Beginning in 2005 and through 2008, Fremont has a contingent obligation to make capital contributions of up to

$13.25 million each year. These contingent capital contributions are subject to payment only if in any subject year the statutory surplus and loss and loss adjustment expense reserves of the discontinued workers' compensation insurance subsidiary are deemed to be inadequate by the DOI. Any amount not paid in any one of these years shall be a deferred contingent liability and subject to payment in any future year if any deficiency arises, however, the amount of contribution for any one year, including any deferred contingent liability, shall not exceed $13.25 million. The total amount of potential contributions is $92.75 million, of which $53.0 (comprised of $13.25 million for each of the four years 2005 through 2008) million is contingent. If conservation proceedings related to the Company's discontinued workers' compensation insurance subsidiary were entered into prior to March 1, 2004, no further contributions would be required of the Company. However, if conservation proceedings were entered into on March 1, 2004 or subsequent, the Company would not be relieved of the contribution obligations as outlined above. This new agreement supersedes and terminates the November 27, 2000 agreement with the DOI in all respects. During 2002, Fremont has contributed, as per the agreement's schedule, a total of $13.25 million to its discontinued workers' compensation insurance subsidiary.

     The capital contributions made to the discontinued workers' compensation insurance subsidiary increase the net investment in the Company's discontinued insurance operations. As of September 30, 2002, the net investment in the discontinued insurance operations was $41.8 million and the Company has $29.8 million of direct capital contribution obligations remaining (comprised of the final 2002 contribution of $3.3 million, which was made on November 1, 2002, and $13.25 million for each of 2003 and 2004), as well as $53 million of contingent capital contribution obligations. The Company's investment in its discontinued insurance operations is evaluated for impairment periodically, however, a primary factor in determining whether any impairment has occurred are the results of the annual actuarial reserve study, the next of which is to be performed as of December 31, 2002. Should the financial position of the discontinued insurance operations experience a significant deterioration, the investment may be deemed to be impaired, in part or in whole, and subsequently, a write down of some or all of the $41.8 million net investment would be necessary. In addition, dependent upon the level of deterioration in the financial condition of the discontinued insurance operations, the Company may need to record an additional impairment loss for some or all of the capital contributions not yet made as of September 30, 2002, including those considered contingent. Any such write down or loss would be reported by the Company as a net of tax charge (which would be reported in the consolidated statements of operations below net income from continuing operations) in the period of such determination. Thus, if the actuarial reserve study as of December 31, 2002 were to reveal significant deterioration, the Company would recognize a charge for the fourth quarter of 2002 to the extent of the resulting impairment. If the level of deterioration as of December 31, 2002 was to such an extent that warranted fully impairing the current net investment and accruing a loss for all future capital contributions, both direct and contingent, the Company estimates that this scenario would then result in the incurring of a net of tax charge in the range of $75 - $80 million, which would be reported in the consolidated statements of operations below net income from continuing operations. Any gains from the liquidation of the discontinued insurance operations would be recorded only at such time as their realization is certain.

     The Company's net investment in its discontinued insurance operations may be negatively impacted by such developments as adverse loss and loss adjustment expense reserve development, failure by one or more of the Company's reinsurers to meet their obligations in a timely and complete manner, less than expected realization of premiums receivable and other receivables and assets, adverse legislative and regulatory actions, including conservation of the discontinued insurance operations by regulatory authorities, and significant realized losses and lower than projected income in the discontinued insurance operations' investment portfolio. Certain of the Company's reinsurers have asserted disputes in regards to their payment of amounts due. While the Company's reinsurers have certain amounts of funds on deposit with the DOI to secure all or part of their obligations, any adverse outcomes in the Company's collection actions against one or more of its reinsurers or the insolvency of one or more of the Company's reinsurers may result in a deterioration of the financial position of the discontinued insurance operations.


LIQUIDITY AND CAPITAL RESOURCES


     The Company's industrial bank subsidiary finances its lending activities primarily through Federal Deposit Insurance Corporation ("FDIC") insured customer deposits, which totaled $4.4 billion at September 30, 2002. The industrial bank is also eligible for financing through the FHLB, which financing is available at various rates and terms. At September 30, 2002, the industrial bank had borrowing availability with the FHLB of $1.33 billion, of which $820 million was borrowed and outstanding. In addition, the industrial bank has a line of credit with the Federal Reserve Bank of San Francisco ("FRB") with a borrowing availability of $197.1 million at September 30, 2002. There were no amounts outstanding under the line of credit with the FRB at September 30, 2002. The Company believes it has sufficient liquidity and capital resources to fund its financial services operation for the foreseeable future.

     The discontinued insurance operations have several sources of funds to meet its obligations, primarily its investment securities portfolio and recoveries from reinsurance contracts. The Company invests in fixed income and preferred equity securities with an objective of providing a reasonable return while limiting credit and liquidity risk. The Company believes it has adequate levels of liquidity and invested assets to meet ongoing obligations to policyholders and claimants and to cover ordinary operating expenses.

     As a holding company, Fremont pays its operating expenses, meets its other obligations and pays interest and stockholders' dividends primarily from its cash on hand and intercompany-tax payments from its industrial bank subsidiary, and to a lesser degree from dividends from FGCC. Dividends of $1.4 million were paid on Fremont's common stock in each of the quarters ending September 30, 2002 and 2001, however, the Company can give no assurance that future common stock dividends will be declared. As a result of the substantial operating losses incurred by the Company's property and casualty insurance operations during 2000, and by agreement with the DOI, Fremont does not expect to receive any dividends from its property and casualty insurance operations for the foreseeable future. Fremont is obligated for certain capital contributions to its discontinued workers' compensation insurance subsidiary - see "Discontinued Insurance Operations" for further information. Should the Company's discontinued workers' compensation insurance subsidiary come under regulatory conservation, or similar arrangement, this may cause an event of default under the Company's Senior Notes outstanding. If an event of default is declared under the Senior Notes, the outstanding principal may become immediately due and payable. The Company's current financial position would not enable it to meet such an obligation and, as a result, the Company and the holders of its Senior Notes may pursue various alternatives. Such actions could have a significant adverse impact upon the Company's liquidity and the holders of its various securities.

     Fremont has available to it significant federal tax net operating loss carryforwards, which may be utilized to reduce or eliminate future tax payments. As a result, intercompany payments of federal tax obligations from the industrial bank, which would otherwise be payable to taxing authorities, are available for use by Fremont for general working capital purposes, including the extinguishment of debt. The Company currently pays various state taxes, primarily California Franchise Taxes, as there are no significant state net operating loss carryforwards available to it for offset. The Company's discontinued insurance operations are generally subject to state premium taxes, and not income taxes, and thus no significant state net operating loss carryforwards were generated. The Company has certain California Franchise Tax issues pending resolution. The Company does not believe that the ultimate outcome of these matters, which are expected to take several years to resolve, will have a material effect on the Company's financial position or liquidity.

     Fremont General Corporation has cash and short term investments of $39.7 million at September 30, 2002 and no debt maturities until March of 2004 and believes that, with its other available sources of liquidity, it will have sufficient means to satisfy its liquidity needs for at least the next twelve months.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk resulting primarily from fluctuations in interest rates arising from balance sheet financial instruments such as investments, loans and debt. Changes in interest rates will affect the Company's net investment income, loan interest, net gain on the sale of residential real estate loans, interest expense and total stockholders' equity. The level of net gain on the sale of residential real estate loans is highly dependent upon the level of loan origination volume and the net premium paid by the purchasers of such loans. Both the volume and net premium, in turn, are highly dependent upon changes in, and the level of, interest rates and other economic factors. The Company may experience a decrease in the amount of net gain it realizes should significant interest rate increases occur or if other economic factors have a negative impact on the value and volume of the loans the Company originates. The objective of the Company's asset and liability management activities is to provide the highest level of net interest and investment income and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk. The Company currently owns no derivative financial instruments and, consequently, is not subject to market risk for such off-balance sheet financial instruments. Furthermore, the Company does not have exposure to foreign currency or commodity price risk. Quantitative and qualitative disclosures about the Company's market risk are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. There have been no material changes in such risks or in the Company's asset and liability management activities during the nine months ended September 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

     As of September 30, 2002, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002 through the date of the filing of this Form 10-Q.

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

         10.1*      Long Term Incentive Compensation Plan of 2002

---------
* Management or compensatory plans or arrangements.



     (b) Reports on Form 8-K filed during the quarterly period ended September 30, 2002:

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


                                         FREMONT GENERAL CORPORATION



Date: November 12, 2002                  /s/    LOUIS J. RAMPINO
                                         ---------------------------------------
                                         Louis J. Rampino, President,
                                         Chief Operating Officer and Director




Date: November 12, 2002                  /s/   PATRICK E. LAMB
                                         ---------------------------------------
                                         Patrick E. Lamb, Senior Vice President,
                                         Controller and Chief Accounting Officer
                                         (Principal Accounting Officer)

                                 CERTIFICATIONS



     I, James A. McIntyre, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fremont General Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 12, 2002

/s/  JAMES A. McINTYRE
-----------------------
James A. McIntyre
Chairman of the Board and Chief Executive Officer

     I, Wayne R. Bailey, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fremont General Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 12, 2002


/s/  WAYNE R. BAILEY
--------------------
Wayne R. Bailey
Executive Vice President, Treasurer and
Chief Financial Officer