Form 10-K
period 2002-12-31
FREMONT GENERAL CORP
filed 2003-03-31
CIK 38984

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number 1-8007

Fremont General Corporation

(Exact Name of Registrant as Specified in its Charter)

Nevada	95-2815260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2020 Santa Monica Boulevard, Santa Monica, California (Address of principal executive offices)	90404 (Zip Code)

Registrant’s Telephone Number, including Area Code:

(310) 315-5500

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $1.00 par value

Liquid Yield Option™ Notes Due 2013 (Zero Coupon-Subordinated)
Fremont General Financing I — 9% Trust Originated Preferred SecuritiesSM
(Title of Each Class)

New York Stock Exchange

(Name of Each Exchange on Which Registered)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 28, 2002:

Common Stock, $1.00 Par Value — $197,241,000

      The number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2003:

Common Stock, $1.00 Par Value — 75,734,000 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the proxy statement for the 2003 annual meeting of stockholders are incorporated by reference into Part III of this report.

FREMONT GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

Item 1.	Business

      This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and the currently reported results are based upon the current expectations and beliefs of Fremont General Corporation (“Fremont”) and its subsidiaries (combined “the Company”) concerning future developments and their potential effects upon the Company. These statements and the Company’s currently reported results are not guarantees of future performance or results and there can be no assurance that actual developments and economic performance will be as anticipated by the Company. Actual developments and/or results may differ significantly and adversely from the Company’s expected or currently reported results as a result of significant risks, uncertainties and factors beyond the Company’s control (as well as the various assumptions utilized in determining the Company’s expectations) which include, but are not limited to, the following:

•	the variability of general and specific economic conditions and trends;

•	changes in, and the level of, interest rates;

•	the impact of competition and pricing environments on loan and deposit products and the resulting effect upon the Company’s net interest margin and net gain on sale;

•	changes in the Company’s ability to originate loans, and any changes in the cost and volume of loans originated as a result;

•	the ability to access the necessary capital resources in a cost-effective manner to fund loan originations and the condition of the whole loan sale and securitization markets;

•	the ability of the Company to sell or securitize the residential real estate loans it originates, the pricing of existing and future loans, and the net premiums realized upon the sale of such loans;

•	the ability of the Company to sell certain of the commercial real estate loans and foreclosed real estate in its portfolio and the net proceeds realized upon the sale of such;

•	the ability of the Company’s industrial bank to generate sufficient capital to enable it to grow and to meet minimum regulatory capital requirements, and the impact of any changes in regulatory capital requirements;

•	changes in the fair values of the Company’s assets and loans, including the value of the underlying real estate collateral;

•	the impact of changes in the commercial and residential real estate markets, particularly in California;

•	adverse development of, and the variability in determining, the allowance for loan losses;

•	the ability to collect and realize the amounts outstanding, and the timing thereof, of loans and foreclosed real estate;

•	the occurrence of catastrophic events;

•	the effect of certain determinations or actions taken by, or the inability to secure regulatory approvals from, the Federal Deposit Insurance Corporation, the Department of Financial Institutions of the State of California or other regulatory bodies on various matters;

•	the ability of the Company to maintain cash flow sufficient for it to meet its debt service and other obligations;

•	the consequences and cost of adverse state and federal legislation and regulations;

•	the impact of changes in federal and state tax laws and interpretations, including tax rate changes, and the effect of any adverse outcomes from the resolution of issues with taxing authorities;

•	the ability of the Company to utilize the net operating loss carryforwards currently held;

•	the impact of litigation, adverse court decisions and changes in the judicial climate;

•	the ability of the Company to meet its contribution and other obligations as set forth in its July 2002 agreement with the California Department of Insurance regarding its discontinued insurance operations and the impact of any changes in the process of running-off the discontinued insurance operations or in enforcing its rights under the agreement; and

•	other events, risks and uncertainties discussed elsewhere in this Form 10-K and from time to time in Fremont’s other reports, press releases and filings with the Securities and Exchange Commission.

      The Company undertakes no obligation to publicly update such forward-looking statements.

General

      Fremont General Corporation (“Fremont”) and its subsidiaries (combined “the Company”) is a financial services holding company. Fremont’s financial services’ business is consolidated within Fremont General Credit Corporation (“FGCC”), which is engaged in commercial and residential (consumer) real estate lending nationwide through its California-chartered industrial bank subsidiary, Fremont Investment & Loan (“FIL”). Fremont’s operating strategy is to continue to grow its financial services business nationwide by focusing its resources on the development and expansion of profitable lending products and strong distribution channels, as well as on controlling expenses. Certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, are not allocated by Fremont to FGCC or to the discontinued insurance operations.

      Fremont, having experienced significant losses in recent years, decided in the fourth quarter of 2001 to discontinue its property and casualty insurance operation, which was primarily represented by the underwriting of workers’ compensation insurance policies. As a result, since the fourth quarter of 2001, the property and casualty insurance operation has been accounted for as a discontinued operation using the liquidation basis of accounting. In July 2002, Fremont executed a definitive agreement with the California Department of Insurance (“DOI”) that would allow the Company’s discontinued workers’ compensation insurance subsidiary, with the oversight of the DOI, to self-administer the run-off of policies currently in force by paying claims and operating expenses in the ordinary course of business and also preserve Fremont’s net operating loss carryforwards attributable to its discontinued workers’ compensation insurance subsidiary. The agreement also obligates Fremont to make certain additional capital contributions to its discontinued workers’ compensation insurance subsidiary. The Company, based upon the results of its year-end 2002 actuarial evaluations (which reflected adverse loss development), determined that the financial position of its discontinued insurance operations had experienced further deterioration. As a result, Fremont no longer expects that it will recover any of its investment in, or any of its potential future capital contributions to, its discontinued insurance operations and, as a result, incurred a charge for its discontinued insurance operations during the fourth quarter of 2002. Further, as a result of the restrictions in the July 2002 agreement with the DOI, the additional adverse loss development, and other actions taken by the DOI during the fourth quarter of 2002, including placing further restrictions on the discontinued insurance operation’s ability to direct the activities of the run-off of the discontinued insurance operations, the Company no longer has effective control of these operations and its activities are done at the consent and under the direction of the DOI. Accordingly, at December 31, 2002, the assets and liabilities of the discontinued insurance operations have been removed from the consolidated balance sheet of Fremont.

      The reported consolidated assets and stockholders’ equity of the Company as of December 31, 2002 were $6.67 billion and $399.0 million, respectively. The Company reported income before taxes from continuing operations of $173.7 million and net income from continuing operations of $102.2 million for the year ended December 31, 2002. Additionally, the Company recognized an after-tax charge of $77.8 million for the write-off of its investment in, and a loss accrual for certain future contributions to, its discontinued insurance operations. The Company also recognized an extraordinary after tax gain of $1.9 million on the extinguishment of debt. Total net income for 2002 was $26.3 million.

      Fremont, a Nevada corporation, was incorporated in 1972. Its corporate office is located at 2020 Santa Monica Boulevard, Suite 600, Santa Monica, California 90404 and its phone number is (310) 315-5500. Fremont’s common stock is traded on the New York Stock Exchange under the symbol “FMT”. At December 31, 2002, the Company had approximately 1,300 employees, none of whom is represented by a collective bargaining agreement. The Company believes its relations with its employees are satisfactory. As of December 31, 2002, officers and directors of the Company, their families and the Company’s benefit plans beneficially owned approximately 36% of Fremont’s outstanding common stock.

Financial Services Operation

      Fremont’s financial services primary operation is the origination of commercial and sub-prime residential real estate loans on a nationwide basis. Fremont’s lending is done primarily on a senior and secured basis and it seeks to minimize credit exposure through loan underwriting that is focused upon appropriate loan to collateral valuations and cash flow coverages. Loans are originated through independent loan brokers, the Company’s own marketing representatives and referrals from various financial intermediaries and financial institutions. The financial services operation is primarily funded through deposit accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”).

      The outstanding loan portfolio of Fremont’s financial services operation has grown from $3.12 billion at December 31, 1999 to $4.14 billion at December 31, 2002. In addition, there were residential real estate loans held for sale of $1.67 billion at December 31, 2002. Fremont’s financial services operation earned $234.4 million, $138.5 million and $102.2 million in income before taxes for the years ended December 31, 2002, 2001 and 2000, respectively, on revenues (interest income and non-interest income) of $596.7 million, $482.9 million and $421.0 million for the same respective periods.

      The Company’s financial services loan portfolio, as well as the amounts of loans held for sale (which are all residential real estate loans), as of the dates indicated, are summarized in the following table by loan type.

	As of December 31,

	2002	2001	2000

	(Thousands of dollars)
Commercial real estate loans:
Bridge	$1,712,085	$1,653,970	$1,120,829
Permanent	1,393,427	1,320,993	1,068,420
Construction	328,974	263,587	411,938
Single tenant credit	296,787	307,320	322,082

	3,731,273	3,545,870	2,923,269
Residential real estate loans	392,061	195,643	239,655
Syndicated commercial loans	26,216	113,504	317,471
Other — consumer loans	4,272	22,555	8,942

	4,153,822	3,877,572	3,489,337
Deferred fees and costs	(15,937)	(16,171)	(18,482)

Loans receivable before allowance for loan losses	4,137,885	3,861,401	3,470,855
Allowance for loan losses	(161,190)	(104,179)	(67,599)

Loans receivable, net of allowance for loan losses	$3,976,695	$3,757,222	$3,403,256

Residential real estate loans held for sale	$1,673,145	$755,367	$298,568

Commercial Real Estate Lending

      The commercial real estate lending operation, as of December 31, 2002, consists of 621 loans in its loan portfolio. The Company originates commercial real estate loans nationwide through its nine regional production offices. Loan origination is primarily through independent loan brokers and, to a lesser degree, directly through its own marketing representatives. The products and capabilities of the commercial real estate lending operation are marketed through the use of trade advertising, direct marketing, newsletters and trade show attendance and sponsorship. The emphasis is on service oriented delivery highlighted by responsiveness and reliability. Loan structures are tailored to meet the needs and risk profiles of individual transactions. The commercial real estate lending philosophy is collateral focused with emphasis on selecting properties that generate stable or increasing income cash flow streams, have strong asset quality and proven sponsorship with defined business plans. Loan structures, particularly in the case of bridge loans, include hold backs for such items as funding of all renovation costs, tenant improvements, leasing commissions and interest carry until property stabilization. For some of the loans in the portfolio, the Company has received guarantees of project completion and debt service from the sponsoring entity. The commercial real estate loans originated are generally held for the Company’s own portfolio. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $93.2 million and $118.0 million as of December 31, 2002 and 2001, respectively. During 2002 and 2001, $22.2 million and $11.9 million of commercial real estate loans were sold through participation, respectively. Commercial real estate loan origination and funding advances volume decreased slightly to $1.78 billion in 2002 from $1.80 billion in 2001. The commercial real estate loan portfolio grew to $3.73 billion at December 31, 2002 from $3.55 billion at December 31, 2001.

      The commercial real estate loan portfolio is primarily secured by first mortgages on properties in California (47.6%) and, to a lesser degree, New York (6.8%), District of Columbia (6.7%), and Texas (6.2%). Loans were originated in 19 different states during 2002. The real estate securing these loans includes a wide variety of property types including office, retail, lodging, industrial, multi-family and mixed-use properties. The loans in the portfolio were distributed by property type as follows as of the dates indicated:

	As of
	December 31,

	2002	2001

Office	34%	35%
Industrial	14%	15%
Hotels and Motels	12%	12%
Retail	11%	16%
Commercial Mixed-Use	10%	9%
Multi-Family	10%	7%
Special Purpose	7%	6%
Raw Land	2%	—

	100%	100%

      Loans include short-term bridge facilities for the renovation and lease-up of existing properties, as well as permanent loans which generally have terms for up to five years. Loans also include construction loans, which are loans for the construction of new structures, and also for additions or alterations to existing structures that prohibit occupancy or generation of rental revenue of the property during the construction period. Loans also include longer term single tenant credit loans, however, origination of these loans substantially ceased during the first quarter of 2000. Bridge loans generally are interest-only for up to two year terms. Principal amortization for permanent loans is generally up to 25 years. Approximately 46% of the commercial real estate loan balances outstanding are bridge loans, 37% are permanent loans, 9% are construction loans and 8% are single tenant credit loans. The majority of the commercial real estate loans originated are adjustable interest rate loans based upon six-month LIBOR and an applicable margin, and generally range in loan size between

$1 million and $35 million. The commercial real estate loan portfolio is stratified by loan size as follows (thousands of dollars):

	Total Loans		# of	Average
Loan Size	Outstanding	%	Loans	Loan Size

$0 – $5 million	$734,028	20%	387	$1,897
L$5 million – $10 million	822,270	22%	118	6,968
L$10 million – $15 million	630,784	17%	51	12,368
L$15 million – $20 million	485,610	13%	28	17,343
L$20 million – $30 million	550,569	15%	22	25,026
L$30 million – $40 million	459,529	12%	14	32,824
L$40 million	48,483	1%	1	48,483

	$3,731,273	100%	621	$6,008

      The commercial real estate loan portfolio contains two individual loans with outstanding balances in excess of $35 million as of December 31, 2002, the largest having an outstanding balance of $48.5 million. The largest commitment to an individual borrower as of December 31, 2002 was $56.5 million; this represents the maximum loan amount to the borrower. As of December 31, 2002, the portfolio had no concentrations by common investor or sponsor base that were in excess of $75 million in loan principal outstanding. The largest concentration is from two affiliated investment funds (affiliated by common advisor) and totals $71.7 million, comprised of three separate loans. Two of these loans, with a combined balance outstanding of $67.2 million and a combined total commitment of $76.0 million, are cross-collateralized and cross-defaulted. While the loans may have a common investor or sponsor base, each is made to a separate single asset ownership entity, which is collateralized by individual real estate projects. All three of the loans under this concentration were performing as of December 31, 2002.

      As of December 31, 2002, the average loan size was $6.0 million and the average loan-to-value ratio was 73.4%, using the most current available appraised values and current loan balances outstanding. At December 31, 2002, 16 commercial real estate loans were classified as non-accrual, totaling $70.0 million, and there were four commercial real estate properties owned, totaling $10.6 million, which were acquired through foreclosure on loans. At December 31, 2002, there were no commercial real estate loans that were 90 days or greater past due, but on accrual status; these would include any loans that are contractually past maturity, but continue to make interest payments.

Residential Real Estate Lending (Sub-Prime)

      Substantially all of the residential real estate loans are secured by first deeds of trust. These loans generally have principal amounts below $500,000, have maturities generally of thirty years and are underwritten in accordance with lending policies that include standards covering, among other things, collateral value, loan to value and the customer’s debt ratio and credit score. These loans generally are “hybrid” loans which have a fixed rate of interest for an initial period after origination, typically two to three years, after which the interest rate will be adjusted to a rate equal to the sum of six-month LIBOR and a margin as set forth in the mortgage note. This interest rate will then be adjusted at each six-month interval thereafter, subject to various lifetime and periodic rate caps and floors. Our residential loans are generally made to borrowers who do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae (Federal National Mortgage Association) and Freddie Mac (Federal Home Loan Mortgage Corporation) and are commonly known as “sub-prime”. Our borrowers generally have considerable equity in the properties securing their loans, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. Our borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income through conventional means. To mitigate the higher potential for credit losses that accompanies these types of borrowers, the Company attempts to maintain underwriting standards that require more appropriate loan to collateral valuations. (See “Risk Factors.”) Residential real estate loans, secured by first deeds of trust, originated during 2002 had an average loan size of $174,000, an average loan-to-value of approximately 80% and an average credit bureau risk score, or FICO score, of 611. Approximately 83% of the loans were “2/28” hybrid loans (fixed rate of interest for 2 years, adjustable interest rate thereafter) and 41% of the loans were from the purchase of a residence and 59% were for the refinance of an existing residential real estate loan.

      The Company’s residential real estate portfolio and loans held for sale, as of December 31, 2002 was comprised of approximately 10,900 loans. Residential real estate loans are originated nationwide through four regional production offices. Origination is done on a wholesale basis through independent loan brokers and through internal marketing representatives. The real estate securing these loans and the residential loans held for sale, are substantially all single family residences located in California (45.0%), and to a lesser degree Florida (9.8%), Ohio (7.8%), Illinois (4.9%) and New Mexico (4.4%). The residential real estate loan portfolio, excluding loans held for sale, was $392.1 million at December 31, 2002, up from $195.6 million at December 31, 2001. This increase in loans outstanding is due to the Company’s emphasis on retaining additional residential loans on a portfolio basis during 2002.

      Origination volume increased approximately 108% to $6.94 billion in 2002 from $3.33 billion in 2001. Loans were originated in 45 different states during 2002, with the largest volume being originated in California (43.8%), Florida (9.8%) and New York (6.8%). The growth in loan originations during 2002 was the result of further penetration of existing markets and the overall growth in the national sub-prime lending market, which was positively impacted by a lower-interest rate environment.

      At December 31, 2002, the average single-family loan principal amount outstanding was approximately $154,000, and the average loan-to-value ratio for loans in the portfolio and held for sale was 76.9%, using appraised values at the time of loan origination and current balances outstanding. Approximately 90% of the loans in the portfolio and held for sale at December 31, 2002 were originated during 2002. At December 31, 2002, the Company had $12.3 million in residential real estate loans classified as non-accrual. Of the $12.3 million, $5.6 million were loans held in the portfolio and $6.7 million were loans classified as held for sale.

      The residential real estate loan disposition strategy is primarily dependent upon market conditions and pricing, and may include whole loan sales, retaining loans in its portfolio, or securitization. During 2002, $5.69 billion in residential real estate loans were sold in whole loan sales to other financial institutions. During 2002, whole loan sales to the largest two separate financial institutions represented approximately 60% of the $5.69 billion in total whole loan sales, as compared to 92% of $2.82 billion in total whole loan sales during 2001. For 2002, one institution represented approximately 38% of the volume and the other approximately 22%. (See “Risk Factors.”)

      In a whole loan sale for cash, the Company enters into an agreement to sell the loans for cash, without recourse, generally on a servicing released basis. After the sale, the Company retains no interest in the underlying loans. As part of the sale process, the Company gives customary representations and warranties regarding the characteristics and the origination process of the loans, as well as generally committing to repurchase certain loans if a payment default occurs within the first two months following the date the loan is sold.

      While the Company has primarily utilized whole loan sales as its loan disposition strategy, it may also utilize securitizations in which the Company sells residential real estate loans to a special purpose entity, which is established for the limited purpose of purchasing the loans and issuing interest bearing securities that represent interests in the loans. The securitization is treated as a sale and the loans sold are removed from the balance sheet. During 1999, the Company entered into three securitization transactions in which it retained a residual interest in each of the securitizations, which represents the right to receive certain net future cash flows from the loans. Most of the residual interests, however, are generally restricted until senior investors and other expenses have been paid or are otherwise subordinate to investors’ interests. The Company, should it utilize securitizations in the future, would attempt to minimize the amount of residual interests that it would retain by structuring the transactions so that they included net interest margin securities (or NIMs). The usage of NIMs concurrent with or shortly after a securitization would allow the Company to receive a substantial portion of the gain on the transaction in cash at the closing of the NIM sale, rather than over the actual life of the loans. (See “Risk Factors.”)

Syndicated Loans

      The Company has interests in large syndicated commercial loans which are originated and serviced by other financial institutions. These loans are senior obligations of the borrowers and are secured by substantially all of the assets of the borrower and, if applicable, its subsidiaries. These loans are variable interest rate loans with rates based upon various LIBOR time periods and applicable margins. The loans are primarily in fixed-term loans, typically with maturities of approximately seven years and with the substantial portion of the loan principal amortization coming in the year of maturity. The syndicated commercial loan portfolio was $26.2 million at December 31, 2002, as compared to $113.5 million at December 31, 2001. As of December 31, 2002, the syndicated commercial loan portfolio was comprised of eight loans, of which four were classified as non-accrual with a total balance of $11.2 million. The Company ceased investing in syndicated commercial loans during 2001 due to market conditions and expects to continue the liquidation of this portfolio.

Funding Sources

      The commercial and residential real estate lending and syndicated commercial loan activities are financed primarily through deposit accounts offered by FIL and which are insured by the FDIC (See “Industrial Bank Regulation”). FIL offers certificates of deposit and savings and money market deposit accounts (insured by the FDIC to the legal maximum) through its 17 branches in California. FIL typically offers higher interest rates to its depositors than do most full service financial institutions. At the same time, it has minimized the costs associated with its accounts by not offering traditional checking, safe deposit boxes, ATM access and other traditional retail services. Deposits totaled $4.55 billion at December 31, 2002 and are summarized as to type as follows (thousands of dollars):

	Number of	Total of
	Accounts	Deposits

Savings and money market deposit accounts	20,300	$1,103,424
Certificates of deposit:
Retail	66,548	2,622,297
Brokered	N/M	820,002

	86,848	$4,545,723

N/M — Not meaningful as the number of accounts are per broker and not the ultimate customer.

      Additional financing is available to FIL from the Federal Home Loan Bank of San Francisco (“FHLB”). The financing by the FHLB is available at varying rates and terms. As of December 31, 2002, $1.38 billion was available from the FHLB, with $1.18 billion outstanding. The borrowing capacity of FIL from the FHLB varies from time to time and is dependent upon the amount and timing of loans pledged. As of February 28, 2003, the total amount available from the FHLB was $1.61 billion with $740.0 million outstanding. FIL increased the usage of its FHLB financing during 2002 to obtain favorable funding costs. FIL also has a line of credit with the Federal Reserve Bank of San Francisco, and at December 31, 2002 had a borrowing capacity of $179.4 million, with no amounts outstanding.

Competition

      The financial services business competes in markets that are highly competitive and are characterized by factors that vary based upon product and geographic region. The markets in which it competes are typically characterized by a large number of competitors who compete based primarily upon price, terms and loan structure. The Company primarily competes with banks, mortgage, insurance, and finance companies, many of which are larger and have greater financial resources. The competitive forces of these markets could adversely affect net interest income, loan origination volume, net loan losses or operating expenses.

Discontinued Insurance Operations

      The Company’s discontinued insurance operations consist primarily of its property and casualty insurance segment, which was engaged in the underwriting of workers’ compensation insurance business. This business was classified as discontinued in 2001. Discontinued insurance operations also include the Company’s assumed treaty and facultative reinsurance business and its life insurance business. The Company, based upon the results of its year-end 2002 actuarial evaluations (which reflected adverse loss development), determined that the financial position of its discontinued insurance operations had experienced further deterioration. As a result, the Company no longer expects that it will recover any of its investment in, or any of its potential future capital contributions to, its discontinued insurance operations and, as a result, incurred a charge for its discontinued insurance operations during the fourth quarter of 2002. Further, as a result of the restrictions in the July 2002 agreement with the DOI, the additional adverse loss development, and other actions taken by the DOI during the fourth quarter of 2002, including placing further restrictions on the discontinued insurance operation’s ability to direct the activities of the run-off of the discontinued insurance operations, the Company no longer has effective control of these operations and its activities are done at the consent and under the direction of the DOI. Accordingly, the assets and liabilities of the discontinued insurance operations as of December 31, 2002 have been removed from the consolidated balance sheet of Fremont. No support is provided, nor do any obligations exist to do so, by FIL to the discontinued insurance operations. (See Note N of Notes to Consolidated Financial Statements)

      The assumed treaty and facultative reinsurance business was discontinued between 1986 and 1991. The liabilities associated with this business are long term in duration and, therefore, this business continues to be subject to claims being reported. Claims under these reinsurance treaties include professional liability, product liability and general liability that include asbestos and environmental claims. At the direction of the DOI in the fourth quarter of 2002, the assumed treaty and facultative reinsurance subsidiary was merged into the workers’ compensation insurance subsidiary, effective March 2003.

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

Industrial Bank Regulation

      FIL is subject to supervision and regulation by the Department of Financial Institutions of the State of California (“DFI”) and, as an insured depository institution, by the FDIC. Fremont is generally not directly regulated or supervised by the DFI, the FDIC, or any other bank regulatory authority, except with respect to guidelines concerning its relationship with its industrial bank subsidiary. FIL is examined on a regular basis by both agencies. At December 31, 2002, FIL was in compliance with the regulatory requirements of these agencies.

      Federal and state regulations prescribe certain minimum capital requirements and FIL is in compliance with such requirements. Federal and state regulatory authorities also have the power to prohibit or limit the payment of dividends by industrial banks. (See “Risk Factors.”)

      California Law. The industrial banking business conducted by FIL is governed by the California Revised Banking Law (“Revised Banking Law”), which became effective September 30, 2000, and the rules and regulations of the Commissioner of the DFI.

      All statutory and regulatory references to banks or commercial banks apply equally to industrial banks. An industrial bank may offer all loan and credit programs and deposit accounts that commercial banks may offer, with the significant exception that industrial banks are not authorized to offer demand deposit accounts. While FIL may not offer demand deposit accounts, it may offer negotiable orders of withdrawal accounts and money market deposit accounts.

      Under the Revised Banking Law, maximum, unsecured loans to one borrower is limited to 15% of shareholders’ equity, allowance for loan losses, and capital notes and debentures of an industrial bank. Maximum secured and unsecured loans to one borrower is limited to 25% of shareholders’ equity, allowance for loan losses, and capital notes and debentures of an industrial bank.

      Prior approval must be obtained from the DFI before a person or entity acquires control of an industrial bank or its controlling person, i.e., the bank’s holding company. Control is defined as direct or indirect ownership or power to vote 25% of the voting stock issued by a person or to direct management or its policies. There is a presumption, however, as there is under the Federal Deposit Insurance Act, that ownership or power of over 10% or more of the voting stock is presumed to constitute control. (See “Federal Law”) In addition to filing with the FDIC, a separate letter filing must be made with the DFI for approval or to rebut the presumption.

      Under the Revised Banking Law, the DFI may take possession of an industrial bank if, among other things, the tangible shareholders’ equity is less than the greater of 3% of an industrial bank’s total assets, or $1 million. Violations of a bank’s articles of incorporation or any California law, unsafe or unauthorized conduct of business, or unsafe or unsound conditions are also grounds for taking possession and for liquidation of an industrial bank.

      Federal Law. FIL’s deposits are insured by the FDIC to the full extent permitted by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises the operations of institutions to which it provides deposit insurance. The approval of the FDIC is required prior to any merger, consolidation or change in control or the establishment or relocation of any branch office of FIL. This supervision and regulation is intended primarily for the protection of the Bank Insurance Fund maintained and administered by the FDIC. Prior written notice to the FDIC is required to close a branch office. FDIC approval, however, is not required to open, relocate, or close a loan production office.

      FIL is subject to federal risk-based capital adequacy guidelines which provide a measure of capital adequacy and are intended to reflect the degree of risk associated with both on- and off-balance sheet items. Under the capital guidelines, the nominal dollar amounts of assets and the balance sheet equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans. A financial institution’s risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. Financial institutions are generally expected to meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% of qualifying total capital must be in the form of core capital (“Tier 1”) — common stock, noncumulative perpetual preferred stock, minority interests in equity capital accounts of consolidated subsidiaries and allowed mortgage servicing rights, less all intangible assets other than allowed mortgage servicing rights and eligible purchased credit card relationships. Supplementary capital (“Tier 2”) consists of the allowance for loan and lease losses up to 1.25% of risk-weighted assets, cumulative perpetual preferred stock, long-term preferred stock (original maturity of at least 20 years), hybrid capital instruments, term subordinated debt and intermediate term preferred stock (original average maturity of five years or more). The maximum amount of Tier 2 capital which may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital (after any deductions for disallowed intangibles and certain deferred tax assets). The aggregate amount of term subordinated debt and intermediate term preferred stock that may be treated as Tier 2 capital is limited to 50% of Tier 1 capital. Certain other limitations and restrictions also apply. As of December 31, 2002, FIL’s allowance for loan losses for Tier 2 capital was $62.3 million. At December 31, 2001, the Tier 2 capital of FIL consisted of approximately $53.4 million of allowance for loan losses. The following table presents FIL’s risk-based capital position at the dates indicated:

	December 31, 2002		December 31, 2001

		Percent of		Percent of
		Risk-Weighted		Risk-Weighted
	Amount	Assets	Amount	Assets

	(Thousands of dollars, except percents)
Tier 1 capital	$569,399	11.66%	$417,151	9.88%
Minimum requirement	195,261	4.00	168,931	4.00

Excess	$374,138	7.66%	$248,220	5.88%

Total risk-based capital	$631,697	12.94%	$470,562	11.14%
Minimum requirement	390,522	8.00	337,862	8.00

Excess	$241,175	4.94%	$132,700	3.14%

Risk-weighted assets	$4,881,521		$4,223,277

      The FDIC has adopted a minimum leverage ratio which is intended to supplement risk-based capital requirements and to ensure that all financial institutions continue to maintain a minimum level of core capital. The minimum leverage capital requirement for an FDIC-insured, state non-member bank, such as FIL, shall consist of a ratio of Tier 1 capital to average total assets of not less than 3%. This minimum only applies to the most highly-rated banks that are not anticipating or experiencing any significant growth. All other FDIC-insured, state non-member banks would need to meet a minimum leverage capital ratio at least 1% to 2% above this minimum. It is improbable, however, that an institution with a 3% core capital-to-total assets ratio would be highly-rated since a strong capital position is so closely tied to the rating system. Therefore, the “minimum” leverage ratio is, for all practical purposes, significantly above 3%. The following table presents FIL’s leverage ratio (the ratio of Tier 1 capital to the quarterly average total assets) at the dates indicated:

	December 31, 2002		December 31, 2001

		Percent of		Percent of
		Average Total		Average Total
	Amount	Assets	Amount	Assets

	(Thousands of dollars, except percents)
Tier 1 capital	$569,399	9.51%	$417,151	8.44%
Minimum requirement	179,646	3.00	148,324	3.00

Excess	$389,753	6.51%	$268,827	5.44%

Average total assets for the quarter ended December 31,	$5,988,195		$4,944,118

      FIL is classified as a “well-capitalized” institution at December 31, 2002 under the regulations promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991. A “well-capitalized” institution has a total risk-based capital ratio of at least 10%, has a Tier 1 risk-based capital ratio of at least 6%, has a Tier 1 leverage ratio of at least 5%, and is not subject to any written agreement, capital directive or prompt corrective action directive issued by the FDIC under Section 8 or Section 38 of the Federal Deposit Insurance Act to meet and maintain a specific capital level for any capital measure. The total risk-based capital ratio is the ratio of qualifying total capital (Tier 1 and Tier 2) to risk-weighted assets and the Tier 1 risk-based capital ratio is the ratio of Tier 1 capital to risk-weighted assets.

      FIL’s annual FDIC insurance premiums currently are 4.62 cents per $100 of eligible domestic deposits. The insurance premium payable is subject to semi-annual adjustment. The FDIC has the authority to assess to all insured institutions collectively, additional premiums to cover losses and expenses associated with insuring deposits maintained at financial institutions and for other purposes it deems necessary. Currently the

FDIC and Congress have under consideration a review of the status of the insurance fund which could result in increased insurance coverage of accounts as well as increased premium assessment.

      Limitations on Dividends. FIL follows the limitations under the Revised Banking Law and its authorization to pay dividends is subject to provisions applicable to commercial banks, which is limited to the lesser of retained earnings or an industrial bank’s net income for its last three fiscal years, less the amount of any distributions made by an industrial bank or by any majority owned subsidiary of it to any of its shareholders during such period.

      In policy statements, the FDIC has advised insured institutions that the payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. Under the Financial Institutions Supervisory Act and the Financial Institutions Reform, Recovery and Enforcement Act of 1989, federal regulators also have authority to prohibit financial institutions from engaging in business practices which are considered to be unsafe or unsound. It is possible that, depending upon the financial condition of an industrial bank and other factors, such regulators could assert that the payment of dividends in some circumstances might constitute unsafe or unsound practices and could prohibit or limit the payment of dividends.

      Other Regulation. FIL is also subject to federal consumer protection laws, including the Truth In Savings Act, the Truth in Lending Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, and the Gramm-Leach-Bliley Act with regard to privacy of consumer financial information.

      Real Estate Lending Practices. In addition to the federal Truth In Lending laws governing disclosure requirements and limitations upon residential mortgages and loans secured by a consumer’s principal dwelling, California and other states have enacted statutes which set certain restrictions on such loans, such as, limits on annual percentage interest rate thresholds, limitations on prepayment penalties, capacity to repay, prohibition against sale of certain insurance, and specific disclosures. The states’ laws are intended to curb and eliminate abusive lending practices. Several California municipalities have such laws under consideration. It is not expected that such enactments will have any material effect upon the residential real estate lending business of FIL.

Risk Factors

Operating Results and Financial Condition May Vary

      The Company’s profitability can be affected significantly by many factors including competition, the valuation of its loans and other assets, access to capital, funding sources, and secondary markets, the severity of loan losses, fluctuation in interest rates and the rate of inflation, legislation and regulations, court decisions, the judicial and regulatory climate and general economic conditions and trends, all of which are outside of the Company’s control. In addition, results may be affected by the ability to contain expenses and to implement appropriate technological changes. The Company’s results would also be adversely impacted if the net operating loss carryforwards were not able to be utilized, either partially or entirely, or if the timing of their utilization became uncertain. Any of these factors could contribute to significant variation in the Company’s results of operations from quarter to quarter and from year to year.

      During periods when economic conditions are unfavorable, the financial services business may not be able to originate new loan products or maintain the credit quality of its finance receivables, both in its portfolio and for those loans that have been securitized, at previously attained levels. This may result in increased levels of non-performing assets and net credit losses. Changes in market interest rates, or in the relationships between various interest rates, could cause interest margins to be reduced and may result in significant changes in the prepayment patterns of the Company’s finance receivables. These risk factors could adversely affect the value of the loans (both in the portfolio and held for sale) and their related collateral, both of which could adversely affect the results of operations and financial condition. Additionally, material deterioration in the performance of the residential real estate loans that have been sold by the Company in either whole loan sales or securitizations could adversely impact the pricing and structure of such future transactions. During 2002, the Company sold approximately 60% of their whole loan sales to two financial institutions and could be adversely impacted if one or both of the institutions ceased or severely limited such purchases. The Company attempts to limit such risk through the continued development of other such relationships.

      The residential mortgage industry, in particular, is a cyclical business that generally performs better in a low interest rate environment such as the current one. The environment of historically low interest rates over the past two years has been very favorable for the Company’s origination volumes. As the industry transitions to a higher interest rate environment, the demand for residential real estate loans is expected to decrease to some degree, which could result in lower origination volumes and net gains on residential real estate loans sold. In addition, other external factors, including tax laws, the strength of various segments of the economy and demographics of our lending markets, could influence the level of demand for residential real estate loans. Gain on the sale of loans is a large component of the Company’s earnings and would be adversely impacted by a significant decrease in residential real estate loan origination volume.

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

Competition May Adversely Affect the Company’s Market Share and Operating Results

      The financial services business competes in markets that are highly competitive and are characterized by factors that vary based upon loan product and geographic region. The markets in which the Company competes are typically characterized by a large number of competitors who compete for loans based primarily upon price, terms and loan structure. FIL also competes for deposits to fund its operations. Competition is highly price-sensitive and competitive forces could affect FIL’s ability to source adequately priced deposits. The Company primarily competes with banks and mortgage and finance companies, many of which are larger and have greater financial resources. The competitive forces of these markets could adversely affect net finance income, net gains on loan sales, loan origination volume or net credit losses.

Geographic Concentration of Business Could Adversely Affect the Company’s Operations

      While the Company attempts to diversify its loan origination by geographic region, the geographic concentration of commercial and residential real estate loans remains in California. At December 31, 2002, approximately half of the commercial and residential real estate loans in the portfolio were collateralized by properties located in California. Adverse events in California, such as real estate market declines or the occurrence of natural disasters upon property located therein, may have a more significant adverse effect upon the operating results and financial condition than if a higher percentage of loans were collateralized by properties located outside California.

Regulatory Developments May Adversely Affect the Company’s Operations

      FIL is subject to supervision and regulation by the DFI and the FDIC. Federal and state regulations prescribe certain minimum capital requirements and, while FIL is currently in compliance with such requirements, in the future, additional capital contributions to FIL, or other actions, may be necessary in order to maintain compliance with such requirements. Future changes in government regulation and policy could adversely affect the banking industry. Such changes in regulations and policies may place restrictions on or make changes to the Company’s lending business and increase the costs of compliance and sourcing deposits.

      Our sub-prime residential real estate lending business is subject to extensive laws, regulations and ordinances that establish enhanced protections and remedies for borrowers who receive such loans. Certain jurisdictions are examining the passage of further laws and rules, some of which extend beyond curbing predatory lending practices to restricting commonly accepted lending activities. While the federal government is examining rules for achieving a national standard that would create consistency among various jurisdictions, further implementation of restrictive regulatory developments could reduce our loan origination volume and could restrict, potentially significantly, the secondary market (both whole loan sales and securitization) for sub-prime residential real estate loans. Such a reduction in origination volume or a restriction in market conditions could have a material adverse impact upon the Company’s future business prospects.

      The DOI may institute various regulatory actions, effecting our discontinued insurance operations, including conservation. Should the Company’s workers’ compensation insurance subsidiaries come under regulatory conservation, or similar arrangement, this could possibly be deemed a technical event of default under the Company’s senior notes (the “Senior Notes”) outstanding. If an event of default were determined to have occurred and became effective under the Senior Notes, the outstanding principal may become due and payable. While the Company believes it to be unlikely that this would occur, if it did occur, it could have an adverse impact upon the Company.

Liquidity Risk

      The Company’s principal financing needs for its operations are to fund the origination of commercial and residential real estate loans and to provide liquidity as needed for ongoing operations and obligations. The primary sources of funds to meet these needs currently include deposits, whole loan sales, advances from the FHLB and capital. The Company’s ability to attract and maintain deposits, to access the secondary markets to transact whole loan sales or securitizations of residential real estate loans, to access FHLB advances, to potentially obtain other sources of financing and to generate capital are critical to the ongoing operations of the Company. Market conditions, regulatory status and the financial condition of the Company, in particular FIL, are the primary factors governing our ability to maintain liquidity and to increase capital. Adverse developments in any of these factors could have a negative impact upon the Company.

Available Information: Website Access to Periodic Reports

      Fremont’s internet website is currently under development. The Securities and Exchange Commission (“SEC”) maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically. Copies of Fremont’s Form 10-K, Form 10-Q and other EDGAR filings can be obtained directly from the SEC at http://www.sec.gov/edgar/searchedgar/companysearch.html using Fremont’s CIK 0000038984.

      Shareholders may request a free copy of our annual and quarterly reports, Form 10-K, Form 10-Q, press releases and earnings releases by calling the investor relations request line at 310/264-7442, by e-mail at invrel@fmt.com or by fax at 310/315-5593.

Item 2.	Properties

      The Company leases substantially all of its office facilities in various cities for its corporate and subsidiary operations. The Company considers these facilities to be adequate for its operating needs. See Note L to the

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

			Dividends
	High	Low	Declared

2002
1st Quarter	$7.79	$5.06	$0.02
2nd Quarter	7.00	3.77	0.02
3rd Quarter	6.00	2.98	0.02
4th Quarter	5.50	3.80	0.02

Total			$0.08

2001
1st Quarter	$3.99	$2.25	$0.02
2nd Quarter	6.96	3.20	0.02
3rd Quarter	6.47	4.40	0.02
4th Quarter	7.90	4.95	0.04

Total			$0.10

      On December 31, 2002, the closing sale price of the Company’s common stock on the NYSE was $4.49 per share. There were 1,992 stockholders of record as of December 31, 2002.

      The Company has paid cash dividends in every quarter since its initial public offering in 1977. While the Company intends to continue to pay dividends, the decision to do so is made quarterly by the Board of Directors and is dependent on the earnings of the Company, management’s assessment of future capital needs, and other factors.

Item 6.	Selected Financial Data

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Thousands of dollars, except percents and per share data)
Statements of Operations Data:
Interest and fee income on loans	$433,366	$408,641	$379,243	$366,408	$240,749
Investment income	4,406	14,272	28,868	33,030	35,015

Total interest income	437,772	422,913	408,111	399,438	275,764
Interest expense	191,839	254,703	261,306	239,197	159,620

Net interest income	$245,933	$168,210	$146,805	$160,241	$116,144

Financial services income	$234,371	$138,519	$102,173	$79,874	$56,006
Corporate and other interest expense	(60,672)	(53,676)	(46,496)	(29,980)	(28,029)

Total pre-tax income from continuing operations	173,699	84,843	55,677	49,894	27,977
Income tax expense	71,513	31,579	27,007	20,561	10,102

Net income from continuing operations	102,186	53,264	28,670	29,333	17,875
Discontinued insurance operations	(77,762)	2,280	(547,400)	(94,710)	115,089
Extraordinary gain on extinguishment of debt	1,891	4,990	12,418	—	—

Net income (loss)	$26,315	$60,534	$(506,312)	$(65,377)	$132,964

Per Share Data:
Cash dividends declared	$0.08	$0.10	$0.24	$0.320	$0.305
Stockholders’ equity	5.29	5.05	4.18	11.42	13.05
Basic:
Income from continuing operations	$1.52	$0.82	$0.45	$0.46	$0.28
Discontinued insurance operations	(1.16)	0.03	(8.68)	(1.49)	1.81
Extraordinary gain on extinguishment of debt	0.03	0.08	0.20	—	—

Net income (loss)	$0.39	$0.93	$(8.03)	$(1.03)	$2.09

Diluted:
Income from continuing operations	$1.40	$0.76	$0.42	$0.43	$0.26
Discontinued insurance operations	(1.07)	0.03	(7.92)	(1.38)	1.64
Extraordinary gain on extinguishment of debt	0.03	0.07	0.18	—	—

Net income (loss)	$0.36	$0.86	$(7.32)	$(0.95)	$1.90

Weighted Average Shares Used to Calculate Per Share Data (in thousands):
Basic	67,009	64,955	63,052	63,650	63,529
Diluted	73,057	70,588	69,100	68,753	70,082
Balance Sheet Data:
Total assets	$6,668,656	$8,009,005	$8,210,295	$8,387,591	$7,708,047
Loans receivable	3,976,695	3,757,222	3,403,256	3,060,984	2,958,176
Deposits	4,545,723	4,256,422	3,849,211	3,423,243	2,134,839
Short-term debt	1,175,000	309,000	—	10,000	185,702
Long-term debt	263,307	342,568	376,843	429,185	913,006
Trust Originated Preferred SecuritiesSM	100,000	100,000	100,000	100,000	100,000
Stockholders’ equity	399,017	357,773	295,765	800,167	912,750

— The Company sold Fremont Financial Corporation on December 20, 1999.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      Fremont General Corporation (“Fremont”) is a financial services holding company. Fremont’s financial services business is consolidated within Fremont General Credit Corporation (“FGCC”), which is engaged in commercial and consumer real estate lending nationwide through its California-chartered industrial bank subsidiary, Fremont Investment & Loan (“FIL”). Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that are not allocated by Fremont to FGCC or to the discontinued insurance operations.

      This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and notes thereto presented under Item 8. and the Business section presented under Item 1.

Results of Operations

      The following table presents a summary of the Company’s income (loss) before taxes and net after tax income (loss) for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,

	2002	2001	2000

	(Thousands of dollars)
Income (loss) before taxes:
Financial services	$234,371	$138,519	$102,173
Unallocated corporate interest and other expenses	(60,672)	(53,676)	(46,496)

Income before income taxes	173,699	84,843	55,677
Income tax expense	(71,513)	(31,579)	(27,007)

Net income from continuing operations	102,186	53,264	28,670
Discontinued insurance operations, net of tax	(77,762)	2,280	(547,400)
Extraordinary gains on extinguishment of debt, net of tax	1,891	4,990	12,418

Net income (loss)	$26,315	$60,534	$(506,312)

      The financial services segment recorded income before taxes of $234.4 million for 2002, as compared to $138.5 million and $102.2 million for 2001 and 2000, respectively. The significant increase in income before taxes for 2002, as compared to 2001, is primarily related to a significant increase in gains from the whole loan sales of residential real estate loans, an approximate 18% increase in average interest-earning assets and a higher net interest margin ratio (as a percentage of average interest-earning assets). Offsetting this in 2002 was a significant increase in the provision for loan losses. The increase in income before taxes for 2001, as compared to 2000, is primarily related to a significant increase in gains from the whole loan sales of residential real estate loans and an approximate 15% increase in average interest-earning assets. Offsetting this in 2001 was a significant increase in the provision for loan losses and higher levels of loans on non-accrual status. See the “Financial Services Operation” section herein for additional detail.

      The Company, based upon the results of its year-end 2002 actuarial evaluations (which reflected adverse loss development), determined that the financial position of its discontinued insurance operations had experienced further deterioration. As a result, the Company no longer expects to recover any of its current investment in its discontinued insurance operations and that a write down of the entire amount was warranted. The Company’s net investment in its discontinued insurance operations, prior to the write down, was $45.1 million as of December 31, 2002. In addition, based on the level of financial deterioration in the discontinued insurance operations indicated at December 31, 2002, the Company also accrued a charge for all of its potential future capital contributions to its discontinued insurance operations. These future contributions include both mandatory and contingent capital contributions as per the Company’s July 2002 agreement with the California Department of Insurance (“DOI”). The total amount of these future contributions is $79.5 million and are payable ratably at $13.25 million annually for the next six years. The $79.5 million represents the Company’s maximum amount of liability for capital contributions to its discontinued insurance operations under its agreement with the DOI. Further, as a result of the restrictions in the July 2002 agreement with the DOI, the additional adverse loss development, and other actions taken by the DOI during the fourth quarter of 2002, including placing further restrictions on the discontinued insurance operation’s ability to direct the activities of the run-off of the discontinued insurance operations, the Company no longer has effective control of these operations and its activities are done at the consent and under the direction of the DOI. Accordingly, the assets and liabilities of the discontinued insurance operations as of December 31, 2002, have been removed from the consolidated balance sheet of Fremont.

      The total discontinued insurance operations’ impairment charge is $119.6 million before taxes and is comprised of the write down of the $45.1 million net investment and a loss accrual of $74.5 million for the net present value of the $79.5 million in future capital contributions. The $119.6 million loss results in an after tax charge of $77.8 million which is reported separate from net income from continuing operations.

      The substantial net loss for the year ended December 31, 2000 for the discontinued insurance operations is predominantly the result of the recognition of an increase of $450 million in the gross liability for loss and loss adjustment expense (“LAE”) reserves during the quarter ended June 30, 2000, and the recognition of $267.8 million in certain charges during the quarter ended December 31, 2000 associated with the restructuring of the workers’ compensation insurance operation.

      Unallocated corporate interest and other expenses during the year ended December 31, 2002 consisted primarily of investment income revenue, offset by unallocated corporate expenses consisting primarily of interest expense and general and administrative expenses. The unallocated corporate interest and other expense loss before taxes for the year ended December 31, 2002, was $60.7 million as compared to $53.7 million and $46.5 million, for 2001 and 2000, respectively. The increase in 2002, as compared to 2001, is due primarily to increased incentive compensation expenses, and to a lesser degree, lower investment income due to a lower interest rate environment. This was offset by reductions of $4.1 million in interest expense (due to the reduced level of principal outstanding under the Company’s publicly traded 7.7% Senior Notes due 2004 and 7.875% Senior Notes due 2009 (together the “Senior Notes”)). The increase in 2001, as compared to 2000, is due primarily to decreased intercompany revenues at Fremont. Management fees (comprised of the allocation of certain costs incurred by Fremont for the rendering of various services to its subsidiaries), substantially all from the discontinued workers’ compensation insurance subsidiaries, decreased approximately $10.0 million, as the size of the workers’ compensation insurance operation was reduced and, under an agreement dated November 27, 2000 with the DOI, a significant amount of these fees were deferred, and not recognized by Fremont as income due to the uncertainty of their ultimate collection. Fremont has historically not charged applicable management fees in any significant amount to FGCC. Lower interest rates on investments resulted in investment income declining $2.0 million in 2001 from 2000. As discussed further in this paragraph, there was no affiliate interest income in 2001, compared to $5.4 million in 2000. This was offset by reductions of $6.0 million in interest expense (due to the reduced level of principal outstanding under the Senior Notes) and $4.2 million in other corporate expenses. The lower affiliate interest income resulted from the conversions on January 1, 2000 and April 1, 2000 of approximately $154 million and $267 million, respectively, in notes receivable due from these subsidiaries to common equity in the subsidiaries, thereby establishing capital contributions to them. The January 1, 2000 conversion transaction affected FGCC, the downstream holding company subsidiary that holds the industrial bank subsidiary. The April 1, 2000 conversion transaction impacted the downstream holding company subsidiary that holds the discontinued insurance subsidiaries. With these debt conversions, beginning January 1, 2000, and to a larger extent April 1, 2000, the unallocated corporate interest expense is, and will continue to be, higher. After these conversions, there is no affiliate debt due from the downstream holding company subsidiaries. See “Liquidity and Capital Resources” for additional information.

      During the year ended December 31, 2002, Fremont extinguished $78.9 million in principal amount of its 7.7% Senior Notes due 2004. During the year ended December 31, 2001, Fremont extinguished $8.5 million and $27.0 million, respectively, in principal amount of its 7.7% Senior Notes due 2004 and 7.875% Senior Notes due 2009. During the year ended December 31, 2000, Fremont extinguished $40.9 million and $7.3 million, respectively, in principal amount of its 7.7% Senior Notes due 2004 and 7.875% Senior Notes due

2009. In addition, during each of 2002 and 2000, Fremont extinguished $2.3 million of principal amount at maturity of its publicly traded Liquid Yield Option Notes due 2013 (the “LYONs”). After-tax gains of $1.9 million, $4.9 million and $12.4 million, respectively, were recognized from these extinguishments during 2002, 2001 and 2000. The after-tax gain is reported as an extraordinary item in the accompanying Consolidated Statements of Operations.

      Income tax expense of $71.5 million, $31.6 million and $27.0 million for 2002, 2001, and 2000, represents effective tax rates of 41.2%, 37.2% and 48.5%, respectively, on income before taxes from continuing operations. The effective tax rates for the three periods presented are different than the federal enacted tax rate of 35%, due mainly to higher state income tax provisions within the financial services operation. The significant change in effective tax rates in 2000, as compared to 2002 and 2001, is a result of a decision to increase by $5.8 million an accrual for certain pending state tax issues. In 2001, $4.7 million of the accrued amount was reversed as a result of the expected favorable resolution of certain of these matters. See Note F of the Company’s consolidated financial statements for further detail on the income tax provisions and deferred tax asset.

Financial Services Operation

	Year Ended December 31,

	2002	2001	2000

	(Thousands of dollars)
Financial Services
Interest and fee income on loans	$433,366	$408,641	$379,243
Interest income on investment securities	3,486	11,679	18,936

Total interest income	436,852	420,320	398,179
Interest expense	(158,465)	(217,236)	(217,862)

Net interest income	278,387	203,084	180,317
Provision for loan losses	(108,118)	(53,374)	(17,526)

Net interest income after provision for loan losses	170,269	149,710	162,791
Gain on sale of residential real estate loans	142,996	46,235	11,953
Other non-interest income	16,826	16,388	10,855
Operating expenses	(95,720)	(73,814)	(83,426)

Income before income taxes	$234,371	$138,519	$102,173

      The financial services operation’s income before taxes was $234.4 million for the year 2002. This is a 69% increase when compared to 2001’s income before taxes of $138.5 million. This increase in earnings is a result of the following:

•	Net interest income increased to $278.4 million in 2002 from $203.1 million in 2001 on an increase in net interest-earning assets. Net interest-earning assets averaged $5.47 billion in 2002, up from an average of $4.62 billion in 2001. Net interest income, as a percentage of average net interest-earning assets, increased significantly in 2002 to 5.09% from 4.39% in 2001. The primary reasons for the increase in the average net interest-earning assets for 2002 were a 110% increase in the average balance of residential real estate loans (in the portfolio and held for sale combined) and an 8% increase in the average balance of commercial real estate loans in the portfolio. The increase in net interest income, as a percentage of average net interest-earning assets, is due to wider spreads between the cost of funds and the yields on commercial and the significant increase in the average residential real estate loans, which generally have wider margins than the commercial real estate loans.

•	Net gains on the sales of residential real estate loans increased significantly from $46.2 million in 2001 to $143.0 million in 2002. This increase was due to a significant increase in the amount of loans sold and an increase in the prices realized on the sale of these loans. Loans sold in 2002 totaled

$5.69 billion, up from $2.82 billion in 2001. This is reflective of a significant increase in total residential real estate loans originated. During 2002, $6.94 billion in residential real estate loans were originated, as compared to $3.33 billion in 2001. Loans held for sale also increased from $755.4 million at December 31, 2001 to $1.67 billion at December 31, 2002. The gross premium on loan sales during 2002 was 4.67%, up from 4.16% in 2001. This is reflective of improved market conditions, a lower interest rate environment and increased acceptability of the loans originated by the Company.

•	The increase in earnings in 2002 was partially offset by significantly increased provisions for loan losses. The provision for 2002 totaled $108.1 million, up from $53.4 million in 2001. The increase in the provision is due in part to an increase in the loan portfolio outstanding (excluding loans held for sale) from $3.86 billion at December 31, 2001 to $4.14 billion at December 31, 2002, but is primarily due to the Company incurring increased net loan charge-offs and non-accrual loans during 2002, and increasing its allowance for loan losses in response to its evaluation of expected, and often uncertain, future trends in general economic conditions and their impact upon the commercial real estate market in particular. Non-accrual loans in the loan portfolio (excluding loans held for sale) increased during 2002 from $75.0 million at December 31, 2001 to $86.9 million at December 31, 2002. Net loan charge-offs increased significantly to $47.8 million for 2002, as compared to $16.8 million for 2001. Of the $47.8 million in net charge-offs in 2002, $30.7 million were related to commercial real estate loans, $16.5 million to syndicated commercial loans and $0.6 million to residential real estate loans. This is compared to net loan charge-offs in 2001 of $6.9 million for commercial real estate loans, $9.3 million for syndicated commercial loans and $0.6 million to residential real estate loans. Loan charge-offs for commercial real estate increased as a result of weakened economic conditions in general. The largest individual net charge-off on a commercial real estate loan in 2002 was $4.7 million. Of the $30.7 million in total commercial real estate net loan charge-offs for 2002, approximately 32% were related to loans with properties located in California, as compared to approximately 48% of the total commercial real estate loan portfolio being secured by properties located in California. The increase in net charge-offs from the syndicated loan portfolio occurred primarily from the Company’s decision to begin to significantly downsize this business during 2001 and from the effect of economic conditions in 2002 on this portfolio.

      The following table identifies the interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and interest margins for the financial services operation:

	Year Ended December 31,

	2002			2001			2000

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

	(Thousands of dollars)
Interest-earning assets(1):
Commercial real estate loans	$3,547,683	$286,499	8.08%	$3,276,363	$311,455	9.51%	$2,600,159	$267,938	10.30%
Residential real estate loans(2)	1,720,537	144,237	8.38	827,900	76,678	9.26	737,083	71,854	9.75
Syndicated commercial loans	59,808	2,630	4.40	255,855	20,517	8.02	336,455	33,438	9.94
Insurance premium finance loans	—	—	—	—	(9)	—	53,731	6,014	11.19
Investments	137,579	3,486	2.53	261,344	11,679	4.47	290,784	18,935	6.51

Total interest-earning assets	$5,465,607	$436,852	7.99%	$4,621,462	$420,320	9.09%	$4,018,212	$398,179	9.91%

Interest-bearing liabilities:
Time deposits	$3,259,194	$114,831	3.52%	$3,276,096	$180,311	5.50%	$2,989,436	$180,895	6.05%
Savings deposits	1,064,663	28,234	2.65	772,885	31,799	4.11	646,072	36,529	5.65
Debt with FHLB	600,773	15,245	2.54	129,983	5,030	3.87	6,303	389	6.17
Other	7,734	155	2.00	4,794	96	2.00	2,471	49	1.98

Total interest-bearing liabilities	$4,932,364	$158,465	3.21%	$4,183,758	$217,236	5.19%	$3,644,282	$217,862	5.98%

Net interest income		$278,387			$203,084			$180,317

Percent of average interest-earning assets:
Interest income		7.99%			9.09%			9.91%
Interest expense		2.90%			4.70%			5.42%

Net interest margin		5.09%			4.39%			4.49%

(1)	Average loan balances include non-accrual loan balances, and exclude residual interests in securitized loans.

(2)	Includes loans held for sale and other consumer loans.

      The net interest margin as a percentage of average interest-earning assets increased to 5.09% for 2002, as compared to 4.39% for 2001. The increase in the net interest margin is due primarily to higher net spreads between commercial and residential real estate loan yields and the effective cost of funds employed to fund these assets, as well as the effect of a higher yielding mix of interest-earning assets (i.e., an increased average balance of higher yielding residential real estate loans and lower average balances of lower yielding syndicated commercial loans and investment securities). Interest yields on deposits and Federal Home Loan Bank (“FHLB”) borrowings declined on a year-to-year comparison more than the yields on commercial and residential real estate loans did. This is due in part to the presence of interest rate floors (i.e., the total of the variable base rate, such as six-month LIBOR, plus the related spread on a commercial real estate loan will not contractually drop below a certain absolute level, such as 7%) on a significant number of the Company’s commercial real estate loans, as well as various economic and market factors.

      The net interest margin as a percentage of average interest-earning assets decreased to 4.39% for 2001, as compared to 4.49% for 2000. The decrease for 2001 is due primarily to the effect of an increase in non-interest accruing loans and the differential between the repricing of variable-rate loans receivable and the deposits which fund the loans when interest rates were declining during 2001.

      Loans Receivable, Non-Performing Assets and Reserve Activity. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:

	As of December 31,

	2002		2001		2000

		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total

	(Thousands of dollars)
Term loans:
Commercial real estate loans:
Bridge	$1,712,085	41%	$1,653,970	42%	$1,120,829	32%
Permanent	1,393,427	34%	1,320,993	34%	1,068,420	31%
Construction	328,974	8%	263,587	7%	411,938	12%
Single tenant credit	296,787	7%	307,320	8%	322,082	9%

Total commercial real estate loans	3,731,273	90%	3,545,870	91%	2,923,269	84%
Residential real estate loans	392,061	9%	195,643	5%	239,655	7%
Syndicated commercial loans	26,216	1%	110,713	3%	312,385	9%
Other — consumer loans	4,272	—	22,555	1%	8,942	—

Total term loans	4,153,822	100%	3,874,781	100%	3,484,251	100%
Revolving loans:
Syndicated commercial loans	—	—	2,791	—	5,086	—

Total revolving loans	—	—	2,791	—	5,086	—

Total loans	4,153,822	100%	3,877,572	100%	3,489,337	100%
Deferred fees and costs	(15,937)	—	(16,171)	—	(18,482)	—
Less allowance for loan losses	(161,190)	(4)%	(104,179)	(3)%	(67,599)	(2)%

Loans receivable	$3,976,695	96%	$3,757,222	97%	$3,403,256	98%

      The following tables describe the non-performing asset classifications, loss experience and allowance for loan loss reconciliation of the financial services operation as of or for the years ended as shown below:

	December 31,

	2002	2001	2000

	(Thousands of dollars)
Non-accrual loans receivable:
Commercial real estate loans	$70,031	$68,921	$31,553
Residential real estate loans — portfolio	5,600	2,531	28,866
Residential real estate loans — held for sale	6,709	16,639	—
Syndicated commercial loans	11,239	3,397	9,440
Other	—	104	105

	93,579	91,592	69,964
Real estate owned (“REO”):
Commercial real estate loans	10,598	19,329	10,171
Residential real estate loans — portfolio	315	4,260	5,978
Residential real estate loans — held for sale	2,850	—	—

	13,763	23,589	16,149

Total non-performing assets (“NPA”)	$107,342	$115,181	$86,113

Accruing loans past due 90 days or more:
Commercial real estate loans	$—	$15,586	$1,023
Residential real estate loans	—	—	—
Other	—	4	—

	$—	$15,590	$1,023

NPA to total loans receivable, loans held for sale (“HFS”) and REO	1.84%	2.48%	2.27%
Accruing loans past due 90 days or more to total loans receivable and HFS	0.00%	0.34%	0.03%

	December 31,

	2002	2001	2000

	(Thousands of dollars)
Beginning allowance for loan losses	$104,179	$67,599	$56,494
Provision for loan losses	108,118	53,374	17,526
Reclass of allowance for loan commitments	(3,259)	—	—
Charge-offs:
Commercial real estate loans	(32,409)	(7,897)	(5,168)
Residential real estate loans	(658)	(684)	(1,339)
Syndicated commercial loans	(16,524)	(9,332)	—
Insurance premium finance loans	—	—	(125)
Other — consumer	—	—	—

Total charge-offs	(49,591)	(17,913)	(6,632)

Recoveries:
Commercial real estate loans	1,700	1,001	45
Residential real estate loans	29	112	159
Syndicated commercial loans	—	—	—
Insurance premium finance loans	—	—	7
Other — consumer	14	6	—

Total recoveries	1,743	1,119	211

Net charge-offs	(47,848)	(16,794)	(6,421)

Ending allowance for loan losses	$161,190	$104,179	$67,599

Allowance for loan losses to total loans receivable	3.90%	2.70%	1.95%
Net loan charge-offs to average total loans receivable (excluding loans HFS)	1.18%	0.45%	0.19%

	December 31,

	2002	2001	2000

	(Thousands of dollars)
Allocation of allowance for loan losses:
Commercial real estate loans	$147,228	$92,676	$56,295
Residential real estate loans	7,844	7,534	5,182
Syndicated commercial loans	6,118	3,986	6,122
Other — consumer	—	(17)	—

Total allowance for loan losses	$161,190	$104,179	$67,599

      Non-performing assets increased during 2002 to $107.3 million, or 1.84% of total loans receivable, loans held for sale and REO at December 31, 2002. There were no loans on accrual status, as of December 31, 2002, which were 90 days or greater past due. Non-performing assets were 2.48% and 2.27% of total loans receivable, loans held for sale and REO, at December 31, 2001 and 2000, respectively. The level of non-performing assets fluctuates and specific loans can have a material impact upon the total. As of December 31, 2002, non-performing commercial real estate loans and REO were comprised of 16 non-accrual loans and four REO properties, as compared to 13 non-accrual commercial real estate loans and three REO properties at December 31, 2001 and 11 non-accrual commercial real estate loans and two REO properties at December 31, 2000. Consideration must be given that, due to the secured nature of the Company’s loans and the presence of larger-balance loans, the classification, and the timing thereof, of an individual loan as non-performing or REO can have a significant impact upon the level of total non-performing assets, without necessarily a commensurate increase in loss exposure. As of December 31, 2002, non-accrual residential real estate loans

(including loans held for sale) and REO had decreased to $15.5 million from $23.4 million at December 31, 2001 and $34.8 million at December 31, 2000. The decrease in non-accrual loans is primarily the result of a concerted and ongoing effort by the Company to reduce these non-performing assets through sales to other financial institutions. The syndicated loan group had four loans in non-performing status at December 31, 2002, and only one each at December 31, 2001 and 2000, with balances of $11.2 million, $3.4 million and $9.4 million, respectively. See Note D of Notes to Consolidated Financial Statements for additional detail on non-performing assets.

      During the year ended December 31, 2002, there were 13 commercial real estate loans with a total balance of $207.5 million that were modified in connection with loan restructurings and remained on accrual status. Of these 13 loans, one (total balance of $3.3 million) was ultimately foreclosed upon and in REO status at December 31, 2002 and three loans were paid off in full. The remaining nine loans, with a total balance of $140.3 million as of December 31, 2002, were performing within their contractual terms and were in accrual status at December 31, 2002. The Company incurred a total of $5.0 million in net loan charge-offs related to the restructuring of these 13 loans during 2002, of which $3.8 million was related to one individual loan. At December 31, 2001 and 2000, there were no loans included in accrual status that had been modified in connection with troubled debt restructurings.

      The provision for loan losses in 2002 increased to $108.1 million, as compared to $53.4 million in 2001 and $17.5 million in 2000. The allowance for loan losses as a percentage of total loans receivable, increased to 3.90% as of December 31, 2002, as compared to 2.70% and 1.95% at December 31, 2001 and 2000, respectively. The ratio of net charge-offs to average total loans receivable increased in 2002 to 1.18% from 0.45% in 2001 and 0.19% in 2000. The increase in the ratio for 2002 is primarily a result of increased commercial real estate net loan charge-offs, as well as, to a lesser degree, increased syndicated commercial loan net charge-offs. Substantially all of the increase in the ratio for 2001 is due to $9.3 million in net charge-offs for the syndicated commercial loan portfolio during 2001. The syndicated commercial loan portfolio had no net charge-offs during 2000. The net charge-off ratio for commercial real estate loans for 2002 increased to 0.87% as compared to 0.21% for 2001 and 0.20% for 2000.

      The following table summarizes the amounts of residential real estate loan sales, and related net gain, net of reductions in the carrying valuations of loans held for sale, during the years of 2002, 2001 and 2000, by type of sale:

	2002	2001	2000

	(Thousands of dollars)
Residential real estate loan sales:
Whole loan sales	$5,689,554	$2,823,005	$2,060,492
Securitizations	—	—	—

Total residential real estate loan sales	$5,689,554	$2,823,005	$2,060,492

Net gains recognized on residential real estate loan sales	$142,996	$46,235	$11,953

Discontinued Insurance Operations

      The property and casualty insurance operation, which was primarily represented by the underwriting of workers’ compensation insurance policies, was classified as discontinued during the fourth quarter of 2001. The intention at that time was to allow the liabilities (primarily loss and LAE reserves) related to the discontinued insurance business to run-off and, as a result, the property and casualty insurance operation was accounted for as a discontinued operation using the liquidation basis of accounting. Accordingly, the Company’s operating results for 2001 and prior periods were restated to reflect reporting in this manner for all periods presented. In July 2002, Fremont executed a definitive agreement with the DOI that would allow the Company’s discontinued workers’ compensation insurance subsidiary, with the oversight of the DOI, to self-administer the run-off of policies currently in force by paying claims and operating expenses in the ordinary course of business and also preserve Fremont’s net operating loss carryforwards attributable to its discontinued workers’ compensation insurance subsidiary. The agreement also obligates Fremont to make certain additional capital contributions to its discontinued workers’ compensation insurance subsidiary. Further, as a result of the restrictions in the July 2002 agreement with the DOI, the additional adverse loss development, and other actions taken by the DOI during the fourth quarter of 2002, including placing further restrictions on the discontinued insurance operation’s ability to direct the activities of the run-off of the discontinued insurance operations, the Company no longer has effective control of these operations and its activities are done at the consent and under the direction of the DOI. Accordingly, the assets and liabilities of the discontinued insurance operations as of December 31, 2002 have been removed from the consolidated balance sheet of Fremont. For additional detail on the discontinuance of the property and casualty insurance operation see Note N of Notes to Consolidated Financial Statements.

Market Risk

      The Company is subject to market risk resulting primarily from fluctuations in interest rates arising from balance sheet financial instruments such as investments, loans and debt. Changes in interest rates can affect loan interest income, gains or losses on loan sales, interest expense, loan origination volume, net investment income, and total stockholders’ equity. The objective of the asset and liability management activities is to provide the highest level of net interest and investment income and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk. No derivative financial instruments were owned at December 31, 2002 and, consequently, the Company is not subject to market risk for such off-balance sheet financial instruments. Furthermore, there is no exposure to foreign currency or commodity price risk.

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

      As part of its residential real estate mortgage banking operations, the Company enters into commitments to originate loans (“interest rate lock commitments”), which represent commitments that have been extended by the Company, generally for the period of 30 days, at a stated interest rate to its potential borrowers. The Company determined that its interest rate lock commitments have met the definition of derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; however, the impact of the change in fair value of such derivative instruments is not material to the Company’s results of operations. Typically, the Company hedges the risk of overall changes in the fair value for its loans held for sale through entering into forward loan sale commitments.

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

Financial Services Operation

Interest Rate Sensitivity

								Fair
	Estimated Cash Flows of Principal Amounts							Value
								at
	2003	2004	2005	2006	2007	Thereafter	Total	12/31/02

	(Thousands of dollars)
Rate Sensitive Assets:
Variable Rate
Commercial real estate loans	$1,485,958	$1,169,987	$325,652	$233,325	$132,990	$426	$3,348,338	$3,361,154
Average interest rate	7.73%	7.43%	7.68%	8.03%	8.00%	7.84%	7.65%
Residential real estate loans(1)	$1,721,736	$115,690	$60,310	$26,241	$44,870	$7,983	$1,976,830	$2,047,946
Average interest rate	7.79%	7.50%	8.40%	8.42%	8.40%	8.40%	7.81%
Syndicated commercial loans	—	—	—	—	—	$26,216	$26,216	$26,216
Average interest rate	—	—	—	—	—	2.92%	2.92%
Other loans	$39	$39	$39	$39	—	—	$156	$156
Average interest rate	0.11%	0.11%	0.11%	0.11%	—	—	0.11%
Investments	$82,170	$770	$203	$50	$16	—	$83,209	$83,320
Average interest rate	5.26%	5.63%	5.63%	5.63%	5.63%	—	5.26%
Fixed Rate
Commercial real estate loans	$58,421	$43,520	$23,368	$25,906	$183,883	$47,837	$382,935	$412,719
Average interest rate	9.70%	9.48%	8.52%	8.19%	8.15%	7.91%	8.53%
Residential real estate loans(1)	$82,233	$1,557	$1,467	$1,116	$1,713	$290	$88,376	$91,554
Average interest rate	11.17%	9.66%	9.66%	9.66%	9.66%	9.67%	11.07%
Other loans	$680	$740	$805	$875	$990	$26	$4,116	$4,116
Average interest rate	11.07%	8.00%	8.01%	8.01%	8.02%	—	8.46%
Investments	$299,912	—	—	—	—	—	$299,912	$299,912
Average interest rate	0.80%	—	—	—	—	—	0.80%
Rate Sensitive Liabilities:
Variable Rate
Industrial bank savings and money market deposit accounts	$1,103,424	—	—	—	—	—	$1,103,424	$1,103,424
Average interest rate	2.41%	—	—	—	—	—	2.41%
Fixed Rate
Industrial bank certificates of deposit	$2,975,347	$315,056	$41,820	$59,743	$68	$50,265	$3,442,299	$3,469,821
Average interest rate	2.69%	4.41%	5.40%	5.59%	5.38%	5.36%	2.97%
Borrowing capacity with FHLB	$655,000	$520,000	—	—	—	—	$1,175,000	$1,186,493
Average interest rate	1.41%	3.23%	—	—	—	—	2.22%

(1)	Residential real estate loan amounts include loans held for sale

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

	Principal Amount Maturing in:							Fair Value
								at
	2003	2004	2005	2006	2007	Thereafter	Total	12/31/02

				(Thousands of dollars)
Interest rate sensitive liabilities:
Fixed interest rate debt borrowings	—	$71,710	—	—	—	$196,020	$267,730	$216,094
Weighted-average interest rate	—	7.70%	—	—	—	7.80%	7.77%
Fixed interest rate Company-obligated manditorily redeemable preferred securities of subsidiary trust holding solely Company junior subordinated debentures	—	—	—	—	—	$100,000	$100,000	$76,880
Weighted-average interest rate	—	—	—	—	—	9.00%	9.00%

Liquidity and Capital Resources

      FIL finances its lending activities primarily through customer deposits, which have grown to $4.55 billion at December 31, 2002 from $4.26 billion at December 31, 2001 and $3.85 billion at December 31, 2000. Additionally, beginning in 1999, certain of the residential real estate loans were financed through securitization, and this option may be utilized again in the future. FIL is also eligible for financing through the Federal Home Loan Bank of San Francisco, which financing is available at varying rates and terms. Additionally, FIL has a line of credit with the Federal Reserve Bank of San Francisco. (See “Item 1. Business — Financial Services Operation — Funding Sources.”) The FDIC has established certain capital and liquidity standards for its member institutions, and the industrial bank was in compliance with these standards as of December 31, 2002. (See “Item 1. Business — Industrial Bank Regulation.”)

      As a holding company, Fremont pays its operating expenses, interest expense and stockholders’ dividends from its cash on hand, intercompany tax payments from its industrial bank and dividends from FGCC. Dividends paid on its common stock aggregated $7.2 million, $7.1 million, and $19.3 million during 2002, 2001 and 2000, respectively; however, no assurance can be given that future common stock dividends will be declared. Under the July 2002 agreement with the DOI, Fremont has certain obligations for contributing capital to its discontinued workers’ compensation insurance subsidiaries, which have been accrued as of December 31, 2002. See Note N of Notes to Consolidated Financial Statements for details regarding these obligations. Fremont has available to it significant federal tax net operating loss carryforwards, which may be utilized to reduce or eliminate future federal tax payments. As a result, intercompany payments of federal tax obligations from FIL, which would otherwise be payable to taxing authorities, are available for use by Fremont for general working capital purposes. There exist certain California Franchise Tax matters pending resolution, of which Fremont is not yet able to make a determination of their ultimate liability, but does not believe that the actual outcomes of these matters will adversely impact its liquidity. It is expected that the final resolution of these matters will take several years. (See Note F of Notes to Consolidated Financial Statements.)

      In December of 2000, FIL transferred, by way of dividend, all of its rights and obligations in one of its securitization transactions to FGCC. FGCC is the downstream holding company subsidiary that holds the ownership of FIL. In January 2001, FIL transferred, via dividend, all of its rights and obligations in its two remaining securitization transactions to FGCC. FGCC sold all of its interests in the three securitizations to an unaffiliated third party in the first quarter of 2003 for $40.2 million in cash.

      During the year ended December 31, 2002, Fremont purchased, at par value, $78.9 million of its 7.7% Senior Notes due 2004; the cost was approximately $75.6 million. During the year ended December 31, 2001, Fremont purchased $8.5 million and $27.0 million in par value of its 7.7% Senior Notes due 2004 and 7.875% Senior Notes due 2009, respectively, with a total cost of approximately $27.0 million. During the year ended December 31, 2000, Fremont purchased $40.9 million and $7.3 million in par value of its 7.7% Senior Notes due 2004 and 7.875% Senior Notes due 2009, respectively, with a total cost of approximately $28.5 million. In addition, during the year ended December 31, 2002, Fremont purchased $2.3 million in maturity value of its Liquid Yield Option Notes due October 2013 (zero coupon-subordinated) (“LYONs”) for approximately

$1.2 million. During the year ended December 31, 2000, Fremont purchased $2.3 million in maturity value of its LYONs for approximately $0.5 million.

      After considering the cash contribution requirements to the discontinued workers’ compensation insurance operation under its July 2002 agreement with the DOI, the Company believes it has adequate resources to continue as a going concern. Fremont has cash and short term investments of $54.2 million at December 31, 2002 and no debt maturities until March of 2004 and believes that, with its other available sources of liquidity, it will have sufficient means to satisfy its liquidity needs for at least the next 12 months.

Contractual Obligations

      The Company has contractual obligations and commitments related to its debt, Preferred Securities, operating leases for facilities and equipment, as well as, its commitment of future contributions to its discontinued operations.

      The contractual obligations at December 31, 2002 are summarized by contractual maturity in the following table:

	Payments Due by Period

		Less			More
		than 1	1-3		than 5
	Total	year	years	3-5years	years

	(Thousands of dollars)
FHLB advances	$1,175,000	$655,000	$520,000	$—	$—
Senior Notes due 2004	71,710	—	71,710	—	—
Senior Notes due 2009	190,700	—	—	—	190,700
LYONs due 2013	5,320	—	—	—	5,320

Total debt	1,442,730	655,000	591,710	—	196,020
Preferred Securities	100,000	—	—	—	100,000
Operating lease obligations	24,411	7,931	10,884	5,596	—
Liability to discontinued insurance operations	79,500	13,250	26,500	26,500	13,250

Total	$1,646,641	$676,181	$629,094	$32,096	$309,270

Critical Accounting Policies and Estimates

General

      The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes

      The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessments. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income as the assets arise primarily from the Company’s net operating loss carryforwards. Management’s judgments regarding future profitability may change due to future market conditions, loan loss experience, and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances.

New Accounting Standards

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the balance sheet, and no longer be amortized but tested for impairment on a periodic basis. The Company adopted this accounting standard effective January 1, 2002 with no significant impact on the Company’s financial position and results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations,” for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of January 1, 2002 with no significant impact on the Company’s financial position and results of operations.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Company believes that the provisions of SFAS No. 145 will have an impact on the presentation of the results of operations related to early extinguishment of debt. This standard will no longer permit the recognition of a gain or loss from early extinguishment of debt to be reported as an extraordinary item in the statement of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of the commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this standard will have a significant impact on the Company’s financial position and results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company believes that the impact of this new standard on the Company’s financial position and results of operations will be consistent with the SFAS No. 123 pro forma disclosure included in the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The information set forth under the sub-headings “Market Risk,” “Financial Services Operation — Interest Rate Risk,” and “Fremont General Corporation (Parent-only) — Interest Rate Risk” in the Company’s Management’s Discussion and Analysis is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

      The Company’s Consolidated Financial Statements are set forth in the “Index” on page F-1 hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information set forth under the sub-headings “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

      The information set forth under the sub-headings “Election of Directors,” “Compensation of Directors,” “Executive Officers,” “Summary Compensation Table,” “Summary Compensation Table — Explanations,” “Option/SAR Grants In Last Fiscal Year,” “Option Exercises and Year-End Option Values,” “Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table,” “Long-Term Incentive Plan (“LTIP”) Awards Table,” “Employment Agreements” and “Retirement and Other Benefit Plans,” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information set forth under the sub-headings “Principal and Management Stockholders” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information set forth under the sub-headings “Election of Directors,” “Employment Agreements,” and “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Controls and Procedures

      As of December 31, 2002, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002 through the date of the filing of this Form 10-K.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) and (a)(2) and (d) Financial Statements and Schedules. Reference is made to the “Index — Consolidated Financial Statements and Financial Statements Schedules — Annual Report on Form 10-K” filed as part of this Annual Report.

      (a)(3) and (c) Exhibits.

Exhibit
No.	Description

3.1	Restated Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 1998, Commission File Number 1-8007.)
3.2	Certificate of Amendment of Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)
3.3	Amended and Restated By-Laws of Fremont General Corporation. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.1	Form of Stock Certificate for Common Stock of the Registrant. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
4.2	Indenture with respect to Liquid Yield Option Notes Due 2013 between the Registrant and Bankers Trust Company. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed on October 1, 1993, Registration Number 33-68098.)
4.3	Indenture among the Registrant, the Trust and Bank of New York (originated with First Interstate Bank of California), a New York Banking Corporation, as trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.4	Amended and Restated Declaration of Trust among the Registrant, the Regular Trustees, The Chase Manhattan Bank (USA), a Delaware banking corporation, as Delaware trustee, and The Chase Manhattan Bank, N.A., a national banking association, as Institutional Trustee. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.5	Preferred Securities Guarantee Agreement between the Registrant and The Chase Manhattan Bank, N.A., a national banking association, as Preferred Guarantee Trustee. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.6	Common Securities Guarantee Agreement by the Registrant. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.7	Form of Preferred Securities. (Included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.1*	Fremont General Corporation and Affiliated Companies Investment Incentive Plan and Amendments Number One, Two, Three and Four.
10.2(a)*	Fremont General Corporation Investment Incentive Program Trust. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1993, Commission File Number 1-8007).
10.2(b)*	Amendment to the Fremont General Corporation Investment Incentive Program Trust. (Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.3(a)*	Fremont General Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on April 9, 2001, Registration Number 333-58560.)

Exhibit
No.	Description

10.3(b)*	First Amendment to the Fremont General Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.1(b) to Quarterly Report on Form 10-Q, for the period ended June 30, 2001, Commission File Number 1-8007.)
10.3(c)*	Second and Third Amendments to the Fremont General Corporation Supplemental Executive Retirement Plan.
10.4*	Fremont General Corporation 2003 Excess Benefit Plan.
10.5*	Fremont General Corporation 2003 Excess Benefit Plan Trust Agreement.
10.6*	Fremont General Corporation Deferred Compensation Trust. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on April 9, 2001, Registration Number 333-58560.)
10.7*	1997 Stock Plan and related agreements. (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007.)
10.8*	Management Incentive Compensation Plan of Fremont General Corporation and Affiliated Companies. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2000, Commission File Number 1-8007).
10.9*	2002 Long Term Incentive Compensation Plan of the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 31, 2002, Commission File Number 1-8007.)
10.10*	1995 Restricted Stock Award Plan As Amended and forms of agreement thereunder. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8/S-3 filed on December 9, 1997, Registration Number 333-17525.)
10.11(a)*	Fremont General Corporation Employee Benefits Trust Agreement (“Grantor Trust”) dated September 7, 1995 between the Registrant and Merrill Lynch Trust Company of California. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.11(b)*	November 11, 1999 Amendment to Exhibit A to the Fremont General Corporation Employee Benefits Trust (“Grantor Trust”) dated September 7, 1995 between the Registrant and Merrill Lynch Trust Company of California. (Incorporated by reference to Exhibit 10.13(a) to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999, Commission File Number 1-8007.)
10.12(a)*	Employment Agreement between the Registrant and James A. McIntyre dated January 1, 1994. (Incorporated by reference to Exhibit (10)(i) to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1994, Commission File Number 1-8007.)
10.12(b)*	First Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 1996. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007.)
10.12(c)*	Second Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 8, 1997. (Incorporated by reference to Exhibit 10.14 (c) to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007.)
10.12(d)*	Third Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 2000. (Incorporated by reference to Exhibit 10.9 (d) to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
10.13*	Employment Agreement between the Registrant and Louis J. Rampino dated February 25, 2000. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
10.14*	Employment Agreement between the Registrant and Wayne R. Bailey dated February 25, 2000. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)

Exhibit
No.	Description

10.15*	Employment Agreement between the Registrant and Raymond G. Meyers dated February 25, 2000. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.16*	Management Continuity Agreement between the Registrant and Patrick E. Lamb dated April 1, 2000. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.17*	Management Continuity Agreement between the Registrant and Alan Faigin dated April 1, 2000. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.18*	Management Continuity Agreement between the Registrant and Eugene E. McNany, Jr. dated April 1, 2000. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.19*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Murray L. Zoota dated May 15, 2000. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.20*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Gwyneth E. Colburn dated May 15, 2000. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.21*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Kyle R. Walker dated May 15, 2000. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.22*	Management Incentive Compensation Plan of Fremont General Corporation and Affiliated Companies. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001, Commission File Number 1-8007.)
10.23	Continuing Compensation Plan for Retired Directors. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.24	Letter Agreement among Fremont Compensation Insurance Group, the Registrant and the State of California Department of Insurance dated November 27, 2000. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Auditors.

*	Management or compensatory plans or arrangements.

      With respect to long-term debt instruments, the Registrant undertakes to provide copies of such agreements upon request by the Commission.

      (b) Reports on Form 8-K. None.

FREMONT GENERAL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors

Fremont General Corporation

      We have audited the accompanying consolidated balance sheets of Fremont General Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fremont General Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ending December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 20, 2003

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(Thousands of dollars)
ASSETS
Cash and cash equivalents	$236,376	$151,204
Investment securities available for sale at fair value	383,232	341,903
Loans receivable	3,976,695	3,757,222
Loans held for sale	1,673,145	755,367
Residual interests in securitized loans at fair value	22,749	41,840
Accrued interest receivable	28,529	25,042
Deferred income taxes	299,136	316,169
Other assets	48,794	63,739
Assets held for discontinued insurance operations	—	2,556,519

Total Assets	$6,668,656	$8,009,005

LIABILITIES
Deposits:
Savings accounts	$848,567	$767,137
Money market deposit accounts	254,857	195,946
Certificates of deposit:
Under $100,000	2,355,571	2,619,576
$100,00 and over	1,086,728	673,763

	4,545,723	4,256,422
Federal Home Loan Bank (“FHLB”) advances	1,175,000	309,000
Senior Notes due 2004	71,560	150,051
Senior Notes due 2009	188,658	188,330
Liquid Yield Option Notes due 2013 (“LYONs”)	3,089	4,187
Other liabilities	111,095	114,859
Liability to discontinued insurance operations	74,514	—
Liabilities of discontinued insurance operations	—	2,528,383

Total Liabilities	6,169,639	7,551,232
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company junior subordinated debentures (“Preferred Securities”)	100,000	100,000
STOCKHOLDERS’ EQUITY
Common stock, par value $1 per share — Authorized: 150,000,000 shares; Issued and outstanding: (2002 — 75,397,000 and 2001 — 70,795,000)	75,397	70,795
Additional paid-in capital	288,508	276,024
Retained earnings	84,591	64,129
Deferred compensation	(49,542)	(53,293)
Accumulated other comprehensive income	63	118

Total Stockholders’ Equity	399,017	357,773

Total Liabilities and Stockholders’ Equity	$6,668,656	$8,009,005

See notes to consolidated financial statements.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(Thousands of dollars,
	except per share data)
Interest income:
Interest and fee income on loans	$433,366	$408,641	$379,243
Interest income on investment securities	4,406	14,272	28,868

	437,772	422,913	408,111
Interest expense:
Deposits	143,065	212,110	217,423
FHLB advances	15,400	5,126	439
Senior Notes, LYONs and Preferred Securities	33,374	37,467	43,444

	191,839	254,703	261,306
Net interest income	245,933	168,210	146,805
Provision for loan losses	108,118	53,374	17,526

Net interest income after provision for loan losses	137,815	114,836	129,279
Non-interest income:
Net gain on sale of residential real estate loans	142,996	46,235	11,953
Net gains on whole loan sales — other	78	2,032	2,134
Other	17,078	16,343	20,738

	160,152	64,610	34,825
Non-interest expense:
Compensation	72,716	55,619	67,325
Occupancy	8,525	8,108	8,405
Expenses and losses on real estate owned	11,680	4,976	2,437
Other	31,347	25,900	30,260

	124,268	94,603	108,427
Income before income taxes	173,699	84,843	55,677
Income tax expense	71,513	31,579	27,007

Net income from continuing operations	102,186	53,264	28,670
Discontinued insurance operations, net of tax	(77,762)	2,280	(547,400)
Extraordinary gains on extinguishment of debt, net of tax	1,891	4,990	12,418

Net income (loss)	$26,315	$60,534	$(506,312)

Per Share Data:
Basic:
Net income from continuing operations	$1.52	$0.82	$0.45
Discontinued insurance operations	(1.16)	0.03	(8.68)
Extraordinary gains on extinguishment of debt	0.03	0.08	0.20

Net income (loss)	$0.39	$0.93	$(8.03)

Diluted:
Net income from continuing operations	$1.40	$0.76	$0.42
Discontinued insurance operations	(1.07)	0.03	(7.92)
Extraordinary gains on extinguishment of debt	0.03	0.07	0.18

Net income (loss)	$0.36	$0.86	$(7.32)

See notes to consolidated financial statements.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(Thousands of dollars)
Operating Activities
Net income from continuing operations	$102,186	$53,264	$28,670
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Provision for loan losses	108,118	53,374	17,526
Net decrease in residual interests in securitized loans	19,091	10,221	10,898
Deferred income tax expense	55,505	36,660	36,730
Depreciation and amortization	17,699	12,152	16,806
Change in other assets and liabilities	12,184	(2,460)	(5,728)

Net cash provided by operating activities	314,783	163,211	104,902

Investing Activities
Loan originations and advances funded	(9,746,782)	(5,227,532)	(3,691,080)
Receipts from repayments and bulk sales of loans	8,507,535	4,353,146	3,314,228
Investment securities available for sale:
Purchases	(375,344)	(323,960)	(226,065)
Maturities or repayments	333,944	273,767	213,720
Capital contributions to discontinued insurance operations	(14,247)	(6,000)	(31,820)
Purchases of property and equipment	(7,160)	(1,693)	(3,206)

Net cash used in investing activities	(1,302,054)	(932,272)	(424,223)

Financing Activities
Deposits accepted, net of repayments	289,301	407,211	425,968
FHLB advances, net of repayments	866,000	309,000	(10,000)
Extinguishment of Senior Notes and LYONs	(76,772)	(27,009)	(24,844)
Dividends paid	(7,177)	(7,050)	(19,337)
Decrease in deferred compensation plans	1,091	1,761	8,044

Net cash provided by financing activities	1,072,443	683,913	379,831

Increase (decrease) in cash and cash equivalents	85,172	(85,148)	60,510
Cash and cash equivalents at beginning of year	151,204	236,352	175,842

Cash and cash equivalents at end of year	$236,376	$151,204	$236,352

See notes to consolidated financial statements

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
		Additional			Comprehensive
	Common	Paid-in	Retained	Deferred	Income
	Stock	Capital	Earnings	Compensation	(Loss)	Total

	(Thousands of dollars)
Balance at January 1, 2000	$70,039	$285,922	$533,523	$(89,293)	$(24)	$800,167
Net loss for 2000	—	—	(506,312)	—	—	(506,312)
Cash dividends to stockholders	—	—	(16,534)	—	—	(16,534)
Conversion of LYONs	1	9	—	—	—	10
Retirement of common stock	(66)	(310)	—	376	—	—
Shares issued, acquired or allocated for employee benefit plans	758	(9,643)	—	15,989	—	7,104
Amortization of restricted stock	—	—	—	11,975	—	11,975
Shares allocated to ESOP	—	(886)	—	1,826	—	940
Other adjustments	—	5,672	—	(7,329)	—	(1,657)
Net change in unrealized gain (loss) on investments, net of deferred taxes	—	—	—	—	72	72

Balance at December 31, 2000	70,732	280,764	10,677	(66,456)	48	295,765
Net income for 2001	—	—	60,534	—	—	60,534
Cash dividends to stockholders	—	—	(7,082)	—	—	(7,082)
Retirement of common stock	(296)	(3,054)	—	3,350	—	—
Shares issued, acquired or allocated for employee benefit plans	359	1,569	—	(4,743)	—	(2,815)
Amortization of restricted stock	—	—	—	10,096	—	10,096
Shares allocated to ESOP	—	(351)	—	4,927	—	4,576
Other adjustments	—	(2,904)	—	(467)	—	(3,371)
Net change in unrealized gain (loss) on investments, net of deferred taxes	—	—	—	—	70	70

Balance at December 31, 2001	70,795	276,024	64,129	(53,293)	118	357,773
Net income for 2002	—	—	26,315	—	—	26,315
Cash dividends to stockholders	—	—	(5,853)	—	—	(5,853)
Retirement of common stock	(38)	(145)	—	183	—	—
Shares issued, acquired or allocated for employee benefit plans	3,844	12,964	—	(15,717)	—	1,091
Amortization of restricted stock	—	—	—	17,131	—	17,131
Shares issued and allocated to ESOP	796	3,651	—	509	—	4,956
Other adjustments	—	(3,986)	—	1,645	—	(2,341)
Net change in unrealized gain on investments, net of deferred taxes	—	—	—	—	(55)	(55)

Balance at December 31, 2002	$75,397	$288,508	$84,591	$(49,542)	$63	$399,017

See notes to consolidated financial statements

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Nature of Operations and Significant Accounting Policies

      Fremont General Corporation (“Fremont”) is a financial services holding company engaged primarily in commercial and residential real estate lending through its industrial bank subsidiary, Fremont Investment & Loan (“FIL”). The industrial bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). Commercial and residential real estate lending represented approximately 97% of loan interest revenues in 2002 (2001 — 95%; 2000 — 90%). Interests in syndicated commercial loans account for substantially all of the remaining loan interest revenues. In the fourth quarter of 2002, Fremont wrote-off its investment in, as well as accrued a loss for the net present value of certain future contributions to, its workers’ compensation insurance operations that were classified as discontinued insurance operations in the fourth quarter of 2001. (See Note N)

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The significant accounting policies that materially affect financial reporting are summarized below.

      Consolidation: With the exception of the discontinued insurance operations, the consolidated financial statements include the accounts and operations, after intercompany eliminations, of Fremont General Corporation and subsidiaries (“the Company”).

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

      Investment Securities Available for Sale: Investment securities available for sale are carried at fair value. Unrealized holding gains and losses on investments are included in accumulated other comprehensive income and reported as a separate component of stockholders’ equity, net of deferred taxes.

      Realized investment gains and losses are included in other non-interest income based on specific identification of the investment sold.

      Loans Receivable: Loans are reported at the principal amount outstanding, net of deferred fees and costs, loan participations by other financial institutions or investors, and the allowance for loan losses. Loan origination fees, net of direct incremental loan origination costs, are deferred and amortized to interest and fee income over the contractual life of the loan using the interest method. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $93.2 million and $118.0 million as of December 31, 2002 and 2001, respectively. The allowance is increased by provisions charged against operations and reduced by loan amounts charged off by management. The allowance is maintained at a level considered adequate to provide for inherent losses on loans based on management’s evaluation of the loan portfolio. While management uses all available information to estimate the level of the allowance for loan losses, future additions may be necessary based on changes in the amounts and timing of future cash flows expected due to changes in collateral values supporting loans, general economic conditions and borrowers’ financial conditions.

      Management classifies loans as non-accrual when principal or interest is in default 90 days or more unless the loan has collateral sufficient to discharge the debt and management reasonably expects repayment of the debt or restoration to a current status in the near future or when other factors indicate that payment in full of principal and interest is not expected according to the contractual terms of the loan. When a loan is placed on non-accrual status, any previously uncollected interest is reversed as a reduction of interest earned on loans receivable and accrued interest receivable. Subsequent collections on non-accrual loans are applied as a reduction of principal. The Company’s charge-off policy is based on a monthly loan-by-loan review.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Loans Held for Sale: Loans held for sale are comprised of residential real estate loans and are carried at the lower of aggregate amortized cost or market. Market values are based upon available market quotes for pools of similar loans. Loans transferred from portfolio to held for sale are marked to market upon transfer, with any loss being reflected as a charge-off. Amortized cost includes the unpaid loan principal balance, and direct costs of origination (including commissions), less the net amount of fees received from the borrower. Valuation adjustments to lower carrying values to market are recorded in current operations as a component of the net gain or loss on the sale of residential loans. Interest earned on loans held for sale is recorded as interest income until date of sale. As of December 31, 2002, $6.7 million of loans held for sale were classified as non-accrual.

      Real Estate Owned: Real estate owned (“REO”) is primarily acquired through or in lieu of foreclosure on credits secured by real estate and is included in the financial statements under other assets at the lower of cost or estimated realizable value (net of estimated costs to sell). Estimated realizable values are based on an evaluation of numerous factors, including appraisals, sales of comparable assets and estimated market conditions. Loans transferred from portfolio to REO are marked to market, if necessary, upon transfer, with any loss being reflected as a charge-off. Gains on the subsequent sale of REO properties are included in non-interest income. Losses on the subsequent sale or periodic revaluation of REO properties, and the net costs of maintaining these properties, are included in non-interest expenses.

      Loan Sales: Loan sales are on a cash basis wherein the buyer acquires all future rights to the loans sold with no recourse to the Company, except for customary warranties and representations regarding the characteristics and the origination process of the loans; the Company also generally commits to repurchase certain loans if a payment default occurs within the first two months following the date the loan is sold. Net gains and losses on these whole loan sales are recognized at the date of settlement and are based upon the difference between the cash received for the loans and the allocable cost of the loans. Gains and losses on whole loan sales are classified as non-interest income.

      Residual Interests in Securitized Loans at Fair Value: The residual interests relate to residential real estate loans that the Company securitized and in which it retains the right to receive certain future cash flows, which are generally equal to the value of the principal and interest to be collected on the loans in excess of: (i) the principal and interest to be paid on the securities sold through a securitization trust to third party investors; and (ii) various contractual net servicing fees and other expenses. The residual interests are at estimated fair value. Since active market quotes are generally not available for residual interests, the Company determines fair value by computing the present value of the estimated net cash flows retained, using the dates that such cash flows are expected to be released to the Company (the cash-out method), at a discount rate that management considers to be commensurate with the risks associated with the cash flows. During the first quarter of 2003, the Company sold all of its residual interests in its three securitizations of residential real estate loans to an unaffiliated third-party.

      Deposits: Deposits consist of certificates of deposit, savings accounts and money market deposit accounts at FIL. Such balances are credited with interest at rates ranging from 1.45% to 6.77% at December 31, 2002. The estimated fair value of the deposits was $4.57 billion at December 31, 2002. (See Note G.)

      Furniture and Equipment: Furniture and equipment are stated at cost, less accumulated depreciation. Generally depreciation is computed using the straight-line method over periods ranging from two to twelve years. Leasehold improvements are amortized over the terms of the lease. The net book value of these fixed assets (2002 — $12,818,000; 2001 — $9,270,000) is included in other assets.

      Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, investment securities, commercial and residential real estate loans, syndicated commercial loans and residual interests in securitized residential real estate loans. The

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company places its temporary cash investments and investment securities with high credit quality financial institutions and limits the amounts of credit exposure to any one financial institution. The Company attempts to limit the concentration of credit risk for commercial real estate loans by emphasizing first mortgage lending on a wide variety of properties that generate stable or increasing cash flow streams, have strong asset quality and proven sponsorship. At December 31, 2002 and 2001, there were 65 and 60 commercial real estate loans, respectively, each with loan balances in excess of $15 million, and 48% of the commercial real estate loan portfolio was secured by mortgages on properties located in California. Concentration of credit risk with respect to residential real estate loans is limited due to the large number of borrowers; however, approximately 45% of these loans (including loans held for sale) are from borrowers within the state of California. Syndicated commercial loans consist of interests in eight senior and secured loans that range in the size of the amount outstanding from $500,000 to $5.0 million and are not concentrated geographically or by industry.

      Fair Values of Financial Instruments: The Company uses various methods and assumptions in estimating its fair value disclosures for financial instruments. For investment securities, fair values are determined from certain valuation services, as well as from quoted market prices. Loans receivable with variable rates, as well as deposits for savings and money market type accounts, are deemed to be at fair value. The fair values of certificates of deposits, fixed rate real estate loans and other fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for similar accounts or loans to borrowers with similar credit ratings. Residual interests in securitized loans are estimated using discounted cash flow analyses using a discount rate considered commensurate with the risk associated with the cash flows.

      For cash equivalents, the carrying amount approximates fair value. The fair value of the Company’s debt and mandatorily redeemable preferred securities of a subsidiary trust is based on quoted market prices, if available, or estimated using discounted cash flow analyses.

      The carrying amounts and fair values of the Company’s financial instruments at December 31, 2002 are summarized in the following table:

	Carrying	Estimated
	Amount	Fair Value

	(Thousands of dollars)
Assets
Investment securities available for sale (Note C)	$383,232	$383,232
Loans receivable (Note D)	3,976,695	4,025,064
Loans held for sale (Note A)	1,673,145	1,741,670
Residual interests in securitized loans (Note E)	22,749	22,749
Liabilities
Deposits (Note A and G)	4,545,723	4,573,245
Debt (Note H)	1,438,307	1,402,587
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company junior subordinated debentures (Note J)	100,000	76,880

      New Accounting Standards: In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the balance sheet, and no longer be amortized but tested for impairment on a periodic basis. The Company adopted this accounting standard effective January 1, 2002 with no significant impact on the Company’s financial position and results of operations.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations,” for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of January 1, 2002 with no significant impact on the Company’s financial position and results of operations.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Company believes that the provisions of SFAS No. 145 will have an impact on the presentation of the results of operations related to early extinguishment of debt. This standard will no longer permit the recognition of a gain or loss from early extinguishment of debt to be reported as an extraordinary item in the statement of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of the commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this standard will have a significant impact on the Company’s financial position and results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company believes that the impact of this new standard on the Company’s financial position and results of operations will be consistent with the SFAS No. 123 pro forma disclosure included in the financial statements.

      Reclassifications: Certain reclassifications of prior years’ amounts have been made to conform to the current year’s presentation.

Note B —	Cash and Cash Equivalents

      Cash and cash equivalents at December 31, are summarized in the following table:

	2002	2001

	(Thousands of dollars)
Cash on hand	$191	$172
Federal Reserve account	1,456	421
Deposits in other financial institutions	234,729	128,340
Repurchase agreements	—	17,271
Commercial paper	—	5,000

	$236,376	$151,204

      The Company’s cash and cash equivalent balances were unrestricted as of December 31, 2002 and 2001.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C —	Investment Securities Available for Sale

      The amortized cost and fair values of investment securities available for sale are summarized in the following table:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Thousands of dollars)
At December 31, 2002
United States Treasury securities and obligations of other US government agencies and corporations	$300,024	$—	$—	$300,024
Mortgage-backed securities	3,597	111	—	3,708
Federal Home Loan Bank stock	79,500	—	—	79,500

Total investment securities available for sale	$383,121	$111	$—	$383,232

At December 31, 2001
United States Treasury securities and obligations of other US government agencies and corporations	$300,021	$—	$—	$300,021
Mortgage-backed securities	6,702	182	—	6,884
Corporate securities	2,848	—	—	2,848
Federal Home Loan Bank stock	32,150	—	—	32,150

Total investment securities available for sale	$341,721	$182	$—	$341,903

      The amortized cost and fair value of investment securities available for sale at December 31, 2002 by contractual maturity, are summarized in the following table:

	Amortized	Fair
	Cost	Value

	(Thousands of dollars)
One year or less (includes Federal Home Loan Bank stock)	$379,524	$379,524
Mortgage-backed securities	3,597	3,708

Totals	$383,121	$383,232

      The contractual maturities in the foregoing table may differ from actual maturities because certain borrowers have the right to sell or repay obligations with or without call or prepayment penalties. Most of the mortgage-backed securities provide for periodic payments through their lives.

Note D —	Loans Receivable

      Loans receivable consist primarily of commercial and residential real estate loans and syndicated commercial loans. Commercial real estate loans, which are primarily variable rate, represent loans secured primarily by first mortgages on property types such as office, retail, industrial, hotels/ motels, multi-family and mixed-use properties, with loan terms that are generally up to five years. The Company’s residential real estate loans, which are classified as “sub-prime”, typically have loan terms for up to thirty years and are generally secured by first deeds of trust on single-family residences. Syndicated commercial loans are variable rate senior loans originated on both a revolving and fixed-term basis, generally not in excess of seven years. These loans are secured by substantially all of the assets of the borrower, and, if applicable, of its subsidiaries.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Balances of loans receivable by product category are summarized as follows:

	As of December 31,

	2002	2001	2000

	(Thousands of dollars)
Commercial real estate loans:
Bridge	$1,712,085	$1,653,970	$1,120,829
Permanent	1,393,427	1,320,993	1,068,420
Construction	328,974	263,587	411,938
Single tenant credit	296,787	307,320	322,082

	3,731,273	3,545,870	2,923,269
Residential real estate loans	392,061	195,643	239,655
Syndicated commercial loans	26,216	113,504	317,471
Other — consumer loans	4,272	22,555	8,942

	4,153,822	3,877,572	3,489,337
Deferred fees and costs	(15,937)	(16,171)	(18,482)

Loans receivable before allowance for loan losses	4,137,885	3,861,401	3,470,855
Allowance for loan losses	(161,190)	(104,179)	(67,599)

Loans receivable, net of allowance for loan losses	$3,976,695	$3,757,222	$3,403,256

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Balances of non-accrual loans receivable, real estate owned and accruing loans 90 days past due, are summarized in the following table by loan type:

			Total	Accruing Loans
	Non-accrual	Real Estate	Non-Performing	90 Days or More
	Loans	Owned	Assets	Past Due

	(Thousands of dollars)
As of December 31, 2002:
Commercial real estate	$70,031	$10,598	$80,629	$—
Residential real estate — portfolio	5,600	315	5,915	—
Residential real estate — held for sale	6,709	2,850	9,559	—
Syndicated commercial loans	11,239	—	11,239	—
Other — consumer	—	—	—	—

	$93,579	$13,763	$107,342	$—

As of December 31, 2001:
Commercial real estate	$68,921	$19,329	$88,250	$15,586
Residential real estate — portfolio	2,531	4,260	6,791	—
Residential real estate — held for sale	16,639	—	16,639	—
Syndicated commercial loans	3,397	—	3,397	—
Other — consumer	104	—	104	4

	$91,592	$23,589	$115,181	$15,590

As of December 31, 2000:
Commercial real estate	$31,553	$10,171	$41,724	$1,023
Residential real estate	28,866	5,978	34,844	—
Syndicated commercial loans	9,440	—	9,440	—
Other — consumer	105	—	105	—

	$69,964	$16,149	$86,113	$1,023

      Accruing loans 90 days or more past due include loans that are contractually past maturity, but continue to make interest payments.

      The Company employs a documented and systematic methodology in determining the adequacy of its allowance for loan losses, which assesses the risk and losses inherent in the portfolio, and represents the Company’s estimate of probable inherent losses which have occurred as of the date of the financial statements. Establishment of the allowance for loan losses involves determining reserves for individual loans that have been deemed impaired and for groups of loans that are evaluated collectively. Reviews are performed to set reserves for loans that have been individually evaluated and identified as loans which have probable losses; these loans are generally larger-balance commercial real estate and syndicated commercial loans, and reserve requirements are attributable to specific weaknesses evidenced by various factors such as a deterioration in the quality of the collateral securing the loan, payment delinquency or other events of default. Smaller-balance, homogeneous loans, such as residential real estate loans, and performing larger-balance loans that currently exhibit no significant identifiable weaknesses or impairment are evaluated on a collective basis. The allowance

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for loan losses methodology incorporates management’s judgment concerning the effect of recent economic events on portfolio performance. Activity in the allowance for loan losses is summarized in the following table:

	Year Ended December 31,

	2002	2001	2000

	(Thousands of dollars)
Balance, beginning of year	$104,179	$67,599	$56,494
Provision for loan losses	108,118	53,374	17,526
Reclass of allowance for loan commitments	(3,259)	—	—
Recoveries	1,743	1,119	211
Charge-offs	(49,591)	(17,913)	(6,632)

Balance, end of year	$161,190	$104,179	$67,599

      At December 31, 2002 and 2001, the recorded investment in loans considered to be impaired was $93,579,000 and $91,592,000, respectively, all of which were on a non-accrual basis. The Company’s policy is to consider a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Evaluation of a loan’s impairment is based on the present value of expected cash flows or the fair value of the collateral, if the loan is collateral dependent. As a result of charge-offs, these impaired loans do not necessarily have a related specific allowance for loan loss allocated to them. However, the $93,579,000 and $91,592,000 of loans considered impaired have allocated specific allowances that totaled $13,496,000 and $14,938,000 at December 31, 2002 and 2001, respectively. The average net investment in impaired loans was $111,935,000, $86,723,000 and $49,638,000 for 2002, 2001 and 2000, respectively. Interest income that was recognized on the cash basis of accounting on loans classified as impaired during the year was $1,641,000, $1,470,000 and $898,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Interest income foregone for loans on non-accrual status that had not performed in accordance with their original terms was $10,046,000, $9,733,000 and $4,572,000, for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, loans totaling $140.3 million were included in accrual status that had been modified in connection with troubled debt restructurings. There were no such loans included in accrual status as of December 31, 2001.

      The carrying amounts and estimated fair values of loans receivable at December 31, 2002 and 2001 are summarized in the following table:

	2002		2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(Thousands of dollars)
Commercial real estate loans	$3,731,273	$3,773,873	$3,545,870	$3,559,459
Residential real estate loans(1)	396,333	402,102	218,198	221,891
Syndicated commercial loans	26,216	26,216	113,504	113,504

	4,153,822	4,202,191	3,877,572	3,894,854
Deferred fees and costs	(15,937)	(15,937)	(16,171)	(16,171)

	4,137,885	4,186,254	3,861,401	3,878,683
Allowance for loan losses	(161,190)	(161,190)	(104,179)	(104,179)

Loans receivable, net	$3,976,695	$4,025,064	$3,757,222	$3,774,504

(1)	Includes other — consumer loans

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The contractual maturities of loans receivable outstanding (shown net of deferred fees and costs) as of December 31, 2002 are summarized below:

	1 to 24	25 to 60	Over 60
	Months	Months	Months	Total

	(Thousands of dollars)
Term loans — variable rate:
Commercial real estate loans	$2,096,185	$1,198,210	$33,953	$3,328,348
Residential real estate loans(1)	155	—	389,527	389,682
Syndicated commercial loans	—	—	26,046	26,046
Term loans — fixed rate:
Commercial real estate loans	64,564	70,533	247,284	382,381
Residential real estate loans(1)	563	149	10,716	11,428

Total	$2,161,467	$1,268,892	$707,526	$4,137,885

(1)	Includes other — consumer loans.

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

      In 1999, the Company securitized $1,411,383,000 of its residential real estate loans in three separate transactions. The remaining unpaid principal balance outstanding of the loans sold into these securitizations was $329,501,000, $562,551,000 and $1,000,410,000 as of December 31, 2002, 2001 and 2000, respectively. These loans carried a weighted average coupon rate of 10.01%, 10.10% and 10.36% at December 31, 2002, 2001 and 2000, respectively. The following are the primary assumptions used in the valuation of the residual interests as of December 31, 2002:

Expected weighted average annual constant prepayment rate	33.4%
Expected weighted average cumulative net loss assumption	6.53%
Weighted average discount rate used	16.0%
Weighted average remaining life of residual interests	2.48 years

      The outstanding balance of the Company’s residual interests in the securitizations was $22.7 million as of December 31, 2002 and $41.8 million as of December 31, 2001. The amounts and timing of the cash flows to the Company from the securitizations are estimated after considering various economic and other factors, including prepayment speeds and delinquency, default and loss rates. To allow for variations in the determination of fair value, the Company recognized in 2000, as a charge against other non-interest income, a reduction in the valuation of its residual interests in the amount of $5.2 million.

      During the first quarter of 2003, the Company sold all of its residual interests in the three securitizations to an unaffiliated third-party for $40.2 million in cash resulting in a pre-tax gain of $17.5 million.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note F —	Income Taxes

      The major components of income tax expense (benefit) are summarized in the following table:

	Year Ended December 31,

	2002	2001	2000

	(Thousands of dollars)
Federal income tax
Current	$—	$(10,618)	$(22,453)
Deferred	55,505	36,660	36,730

	55,505	26,042	14,277
State income tax	16,008	5,537	12,730

Income tax expense (benefit)	$71,513	$31,579	$27,007

      The significant change in state income tax in 2000, as compared to 2001, is a result of a decision to increase by $5.8 million an accrual for certain pending state tax issues. In 2001, $4.7 million of the accrued amounts was reversed as a result of the expected favorable resolution of certain of these matters. In 2002, certain pending state tax issues were in fact favorably resolved for a net tax cost of $1.3 million, including interest.

      A reconciliation of the effective federal tax rates in the consolidated statements of operations with the prevailing federal income tax rate of 35% is summarized in the following table:

	Year Ended December 31,

	2002	2001	2000

	(Thousands of dollars)
Federal income tax at 35% of income before taxes	$60,795	$29,695	$19,487
Effects of:
Federal benefit on state taxes	(5,379)	(3,537)	(4,184)
Dividends in stock-based deferred compensation	(343)	(356)	(886)
Other	432	240	(140)

Federal income tax expense	$55,505	$26,042	$14,277

      Net payments made (net cash received) for federal and state income taxes were $19,091,000, $2,917,000, and $(5,068,000) for 2002, 2001, and 2000, respectively. In 2000, the Company received a refund of taxes paid in prior years and on deposit with the Internal Revenue Service totaling $5,001,000. There exist certain California Franchise Tax matters pending resolution, of which the Company is not yet able to make a determination of their ultimate liability. The Company does not believe that the actual outcomes of these matters, which are expected to take several years to resolve, will have a material effect on the Company’s financial position or results of operations.

      The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

components of the Company’s deferred tax assets as of December 31, 2002 and 2001 are summarized in the following table:

	December 31,

	2002	2001

	(Thousands of dollars)
NOL carryforwards	$220,539	$270,782
Allowance for loan losses	66,531	54,732
Liability to discontinued insurance operations	26,080	—
Discount on liabilities for loss and loss adjustment expenses	—	15,817
Accrued expenses	12,472	14,235
Employee benefit expenses	5,382	9,635
Other, net	2,202	—

Deferred income tax asset amounts	333,206	365,201
Deferred loan origination costs	(34,070)	(12,212)
Earned but unbilled premiums	—	(20,791)
Residual interests in securitized loans	—	(10,138)
Accrual of market discount	—	(342)
Other, net	—	(5,549)

Deferred income tax liability amounts	(34,070)	(49,032)

Net deferred income tax asset	$299,136	$316,169

      The Company’s principal deferred tax assets arise due to the net operating loss (“NOL”) carryforwards, the allowance for loan losses, liability to discontinued insurance operations, certain accrued expenses, and certain employee benefit expenses. The majority of the Company’s NOL carryforwards were generated in tax years 2002, 2001, 2000 and 1999, resulting primarily from the losses recognized in the Company’s discontinued insurance operations. (See Note N.) At December 31, 2002, the Company has provided a deferred tax asset of $220.5 million on $630.0 million of NOL carryforwards, substantially all of which arise from the discontinued insurance operations. These NOL carryforwards expire in years 2015 through 2022. To the extent Fremont can benefit from further tax NOLs in the discontinued insurance operations in excess of this amount, a future benefit may be realized. Such benefit that may exist, if any, has not been recognized as of December 31, 2002.

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

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note G —	Deposits

      Deposits are insured by the FDIC and are summarized below by type with respective interest rate ranges as of December 31:

	2002		2001		2000

	Balances	Interest Rates	Balances	Interest Rates	Balances	Interest Rates

	(Thousands of dollars, except percents)
Savings and money market deposit accounts	$1,103,424	1.98%-2.48%	$963,083	2.71%-3.20%	$615,910	3.20%-5.83%
Certificates of deposit:
Under $100,000	2,355,571	1.75%-6.77%	2,619,576	2.47%-6.85%	2,684,061	4.94%-6.90%
$100,000 and over	1,086,728	1.45%-6.63%	673,763	2.35%-6.77%	549,240	4.89%-6.83%

	$4,545,723		$4,256,422		$3,849,211

      The certificates of deposit outstanding at December 31, 2002, mature as follows (thousands of dollars):

2003	$2,975,347
2004	315,056
2005	41,820
2006	59,743
2007	68
Thereafter	50,265

$3,442,299

      The table below summarizes the Company’s certificates of deposit as of December 31, 2002, which are in amounts of $100,000 or more, by maturity and by type.

	Certificates of Deposit $100,000 or More, Maturing

	3 Months	Over 3 through	Over 6 through	Over
	or Less	6 Months	12 Months	12 Months	Total

	(Thousands of dollars)
Retail	$97,453	$53,965	$58,706	$37,879	$248,003
IRA’s	4,838	5,050	5,653	3,182	18,723
Brokered	270,982	234,681	113,450	200,889	820,002

Total	$373,273	$293,696	$177,809	$241,950	$1,086,728

      Interest expense on deposits is summarized as follows:

	Year Ended December 31,

	2002	2001	2000

	(Thousands of dollars)
Savings and money market deposit accounts	$28,730	$33,674	$36,528
Certificates of deposit	114,608	178,808	181,440
Penalties for early withdrawal	(273)	(372)	(545)

	$143,065	$212,110	$217,423

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note H — Debt

      Debt is summarized in the following table:

	December 31,

	2002	2001

	(Thousands of dollars)
Fremont Investment & Loan:
Federal Home Loan Bank advances	$1,175,000	$309,000
Fremont General Corporation:
Senior Notes due 2004, less discount (2002 — $150; 2001 — $574)	71,560	150,051
Senior Notes due 2009, less discount (2002 — $2,042; 2001 — $2,370)	188,658	188,330
Liquid Yield Option Notes due 2013, less discount (2002 — $2,231; 2001 — $3,402)	3,089	4,187

	$1,438,307	$651,568

      FIL is a member of the Federal Home Loan Bank system (“FHLB”) and at December 31, 2002 and 2001, had a borrowing capacity of $1,376.6 million and $956.1 million, respectively, with outstanding borrowings of $1,175.0 million and $309.0 million, respectively, from the FHLB of San Francisco. FIL has pledged loans with a carrying value of $1,963.3 million and $1,255.8 million at December 31, 2002 and 2001, respectively, to secure the current and any future borrowings. FIL’s borrowing capacity can be used to borrow under various FHLB loan programs, including adjustable and fixed-rate financing, for periods ranging from one day to 30 years, with a variety of interest rate structures available. The weighted average interest rate on the amount outstanding at December 31, 2002 was 2.2%. The borrowing capacity has no commitment fees or cost, requires minimum levels of investment in FHLB stock ($58.8 million and $32.2 million at December 31, 2002 and 2001, respectively), and can be withdrawn by the FHLB if there is any significant change in the financial or operating condition of FIL and is conditional upon its compliance with certain agreements covering advances, collateral maintenance, eligibility and documentation requirements. At December 31, 2002 and 2001, FIL was in compliance with all requirements.

      The following table details the FHLB amounts outstanding at December 31, 2002 by maturities and rates (thousands of dollars):

Maturing by	Weighted
December 31,	Average Rate	Amount

2003	1.41%	$655,000
2004	3.23%	520,000

		$1,175,000

      FIL has a line of credit with the Federal Reserve Bank of San Francisco, and at December 31, 2002 and 2001 had a borrowing capacity of $179.4 million and $125.8 million, respectively, with no outstanding borrowings or activity during 2002 or 2001. FIL has pledged loans with a carrying value of $239.2 million and $167.8 million at December 31, 2002 and 2001, respectively to the Federal Reserve. This line of credit is provided when all other sources of funds are not reasonably available, and such advances are made with the expectation that they will be repaid when the availability of the usual source of funds is restored, usually the next business day.

      In 1999, Fremont issued $425,000,000 of Senior Notes (“the Senior Notes”) that consist of $200,000,000 and $225,000,000 7.70% Senior Notes due 2004 and 7.875% Senior Notes due 2009, respectively. Total proceeds to Fremont were approximately $420,237,000. The Senior Notes may be redeemed at any time in

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whole or in part before maturity, but are not subject to sinking fund payments. These notes are unsecured senior indebtedness of Fremont ranking equally with Fremont’s existing and future unsubordinated indebtedness. Interest is payable on the notes semi-annually in March and September. During 2002, Fremont repurchased $78,915,000 par value of the 7.7% Senior Notes due 2004 with a carrying value of $78,680,000 resulting in an extraordinary gain of $1,844,000, net of taxes of $1,268,000. No 7.875% Senior Notes due 2009 were repurchased in 2002. During 2001, Fremont repurchased $8,500,000 and $27,000,000 par value of the 7.7% Senior Notes due 2004 and 7.875% Senior Notes due 2009, respectively with carrying values of $8,465,000 and $26,628,000 resulting in an extraordinary gain of $4,990,000, net of taxes of $3,093,000. During 2000, the Company repurchased $40,875,000 and $7,300,000 par value of the 7.7% Senior Notes due 2004 and 7.875% Senior Notes due 2009, respectively with carrying values of $40,626,000 and $7,194,000 resulting in an extraordinary gain of $12,024,000, net of taxes of $7,329,000.

      In 1993, Fremont sold in a public offering an aggregate $373,750,000 principal amount at maturity of Liquid Yield Option Notes due October 12, 2013 (Zero Coupon-Subordinated) (the “LYONs”) at an issue price of $372.42 for a total net proceeds of approximately $135,000,000. The yield to maturity is 5% with no periodic payments of interest. Each LYON is convertible into 38.5735 shares of Fremont’s common stock and was non-callable for five years. Holders converted aggregate principal amounts of $20,000 of LYONs into 1,000 shares of Fremont’s common stock during 2000. In addition, during 2002 and 2000, $2,269,000 and $2,264,000 of outstanding LYONs with carrying values of $1,282,000 and $1,166,000 were repurchased resulting in extraordinary gains of $47,000 and $394,000, net of taxes. No LYONs were converted in either 2001 or 2002; no LYONs were repurchased during 2001.

      The carrying amounts and the estimated fair values of debt at December 31, 2002 are summarized in the following table:

	Carrying	Estimated
	Amount	Fair Value

	(Thousands of dollars)
FHLB advances	$1,175,000	$1,186,493
Senior Notes due 2004	71,560	70,276
Senior Notes due 2009	188,658	143,025
LYONs	3,089	2,793

	$1,438,307	$1,402,587

      Total interest payments were $208,300,000, $254,594,000, and $260,151,000 in 2002, 2001 and 2000, respectively. These payments represent interest expense on deposits of the industrial bank, debt (excluding LYONs) and the Preferred Securities discussed in Note I.

Note I —	Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Company Junior Subordinated Debentures

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

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Preferred Securities will be redeemed upon maturity of the Junior Subordinated Debentures in 2026, subject to the election available to Fremont to extend the maturity up to 2045, and they may be redeemed, in whole or in part, at any time. Fremont has the right to defer payments of interest on the Junior Subordinated Debentures, at any time, for up to 20 consecutive quarters. If interest payments on the Junior Subordinated Debentures are so deferred, distribution on the Preferred Securities will also be deferred.

      The Junior Subordinated Debentures rank pari passu with Fremont’s LYONs, and are subordinate and junior to all senior indebtedness of Fremont. (See Note H.) Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by Fremont to the extent that the Trust has funds available to make such payments. Trust distributions of $9,000,000 in 2002, 2001 and 2000 were included in interest expense.

Note J —	Stockholders’ Equity and Restrictions

      Fremont is authorized to issue up to 2,000,000 shares of $.01 par value preferred stock; however, none has been issued.

      During 2002 and 2001, Fremont issued 4,640,000 and 359,000 common shares with a fair value of $21,832,000 and $2,057,000 to fund employee benefit and stock-based compensation programs.

      Stock award plans are provided for the benefit of certain key members of management that authorize up to 12,284,000 shares of either stock rights or stock options to be allocable to participants. An aggregate of 2,939,000 and 918,000 shares of restricted stock were awarded at a weighted average fair value of $4.33 and $5.18 in 2002 and 2000, respectively; however, none were awarded in 2001. Restricted stock awards are amortized over the service period of the awards that vary from two to ten years. Amortization expense amounted to $11,475,000, $6,814,000 and $8,694,000 for 2002, 2001 and 2000, respectively. Unamortized amounts are reported as deferred compensation in the consolidated balance sheet.

      During the years 1993 to 1997, stock options were granted at exercise prices equal to the fair value of the stock on the date of grant. Grantees vested at the rate of 25% per year beginning on the first anniversary of the grant that expire after ten years. Stock option grants are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Because the exercise price of the options equaled the fair value of the stock on the date of the grant, no compensation expense was recognized. Pursuant to SFAS No. 123 (“SFAS No. 123”) “Accounting for Stock-Based Compensation,” the pro forma effects on both basic and diluted net loss per share, calculated as if the recognition and measurements provisions of SFAS No. 123 had been adopted, would have increased the loss per share by $0.02 for the year ended December 31, 2000. For the years ended December 31, 2002 and 2001, the pro forma basic and diluted earnings per share would not have changed. The pro forma effects are not likely to be representative of the effects on reported net income for future years because SFAS No. 123 has not been applied to options granted prior to January 1, 1995.

      The Black-Scholes option pricing method was used to value the options as of the grant date with the following assumptions: risk-free interest rate of 5.68%; expected life of 7 years; expected volatility of 23% and expected dividend yield of 1.13%.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The stock option activity is summarized in the following table:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at January 1, 2000	1,778,978	$13.38
Exercised	—	—

Outstanding at December 31, 2000	1,778,978	13.38
Forfeited	(47,376)	12.35

Outstanding at December 31, 2001	1,731,602	13.41
Forfeited	(27,712)	11.74

Outstanding December 31, 2002	1,703,890	13.44

      The exercise prices of the option shares outstanding at December 31, 2002 range from $7.16 to $14.94. The weighted average remaining contractual life is 1.67 years for the 331,890 option shares that range from $7.16 to $7.84 per share and 4.13 years for the 1,372,000 option shares that range from $14.00 to $14.94 per share.

      The number of shares exercisable at the end of the year and related weighted average exercise prices are summarized in the following table:

	December 31,

	2002	2001	2000

Shares exercisable	1,703,890	1,731,602	1,421,978
Related weighted average exercise price	$13.44	$13.41	$13.01

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

      Unrealized gains or losses on investment securities available-for-sale are included in other comprehensive income.

      The components of total comprehensive income (loss) are summarized in the following table:

	2002	2001	2000

	(Thousands of dollars)
Net income (loss)	$26,315	$60,534	$(506,312)
Other comprehensive income (loss):
Net change in unrealized gains (losses) during the period	(71)	108	111
Less deferred income tax expense (benefit)	(16)	38	39

Other comprehensive income (loss)	(55)	70	72

Total comprehensive income (loss)	$26,260	$60,604	$(506,240)

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note K — Employee Benefit Plans

      The Company sponsors a 401(k) Plan and an Employee Stock Ownership Plan (“ESOP”) that covers substantially all employees with at least one year of service. Contribution expense for these plans amounted to $8,807,000, $3,701,000 and $4,173,000 for 2002, 2001 and 2000, respectively, of which $6,337,000, $1,163,000 and $2,721,000 related to the ESOP. Cash contributions to the ESOP, which relate to 2002, 2001 and 2000, were $7,689,000, $2,753,000 and $2,453,000, respectively. The contributions, which are generally discretionary, are based on total compensation of the participants.

Note L — Commitments and Contingencies

      The Company is a defendant in a number of legal actions arising primarily from claims made under insurance policies. Those actions have been considered in establishing the Company’s reported liabilities. Management and its legal counsel are of the opinion that the settlement of those actions will not have a material effect on the Company’s financial position or results of operations.

      Total rental expense for facilities and equipment under operating leases for 2002, 2001 and 2000, was $6,371,000, $6,052,000 and $6,377,000, respectively. The Company leases office facilities and certain equipment under non-cancelable operating leases, the terms of which range from one to ten years. Certain leases provide for an increase in the basic rental to compensate the lessor for increases in operating and maintenance costs. The leases also provide renewal options.

      Under present operating leases, rental commitments are summarized in the following table (thousands of dollars):

2003	$7,931
2004	6,668
2005	4,216
2006	3,253
2007	2,343

$24,411

      FIL engages in whole loan sales, substantially all of which were residential real estate loans, and which were made without recourse, except for standard representations and warranties. Management believes that any liability related to the breach of these standard representations and warranties would not be significant.

      At December 31, 2002, the Company had commitments to fund approximately $597 million of new residential real estate loans, generally subject to the potential borrower meeting the conditions of the loan approval. In addition, as part of its residential real estate mortgage banking operations, the Company enters into commitments to originate loans (“interest rate lock commitments”), which represent commitments that have been extended by the Company, generally for the period of 30 days, at a stated interest rate to its potential borrowers. The Company determined that its interest rate lock commitments have met the definition of derivatives under SFAS No. 133; however, the impact of the change in fair value of such derivative instruments is not material to the Company’s results of operations. The Company held no other derivative instruments or other off-balance sheet arrangements at December 31, 2002, except for its residual interests in securitized loans.

      At December 31, 2002 and 2001, FIL had total loan commitments of $999 million and $835 million, respectively, substantially all of which were related to commercial real estate loans pending funding or advances under existing loan agreements. While commitment amounts are useful for period-to-period comparisons, caution should be used in attempting to use commitments as a basis for predicting future outstanding balances.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      See Note N — Discontinued Insurance Operations, regarding Fremont’s commitment to provide cash contributions to its discontinued workers’ compensation insurance operations.

Note M — Industrial Bank Regulatory Capital

      FIL is required to maintain certain capital ratios. Failure to maintain these ratios would severely limit FIL’s ability to support its business growth and pay dividends, and would increase the amount of its FDIC insurance premiums. At December 31, 2001 and 2002, FIL is categorized as well-capitalized. There have been no conditions or events since December 31, 2002 that management believes would change that categorization. The minimum ratios to be well-capitalized or adequately capitalized and FIL’s actual regulatory capital and ratios were as follows (thousands of dollars):

			Tier 1 Risk-Based		Total Risk-Based
	Tier 1 Leverage		Capital (to Risk		Capital (to Risk
	(Average Assets)		Weighted Assets)		Weighted Assets)

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Minimum ratios for:
Well-capitalized		5.00%		6.00%		10.00%
Adequately capitalized		3.00%		4.00%		8.00%
Actual amounts and ratios:
December 31, 2002	$569,399	9.51%	$569,399	11.66%	$631,697	12.94%
December 31, 2001	$417,151	8.44%	$417,151	9.88%	$470,562	11.14%

Note N — Discontinued Insurance Operations

      The financial position of the discontinued insurance operations experienced significant deterioration during 2002. This became evident based upon the results of its year-end 2002 actuarial evaluations of the workers’ compensation insurance operation which reflected significant adverse loss development. The discontinued insurance operations also include the Company’s discontinued assumed treaty and facultative reinsurance and life insurance businesses. As a result, the Company expects that a recovery of its investment in its discontinued insurance operations is no longer probable and that a write off of the entire amount is now warranted. The Company’s net investment in its discontinued insurance operations, prior to the write off, was $45.1 million as of December 31, 2002. In addition, based on the significant level of financial deterioration in the discontinued insurance operations indicated at December 31, 2002, the Company also accrued a charge for all of its potential future capital contributions to its discontinued insurance operations. These future contributions include both mandatory and contingent capital contributions as per the Company’s July 2002 agreement with the California Department of Insurance (“DOI”). The total amount of these future contributions is $79.5 million and is payable ratably at $13.25 million annually for the next six years. This $79.5 million represents the Company’s maximum amount of liability for capital contributions to its discontinued insurance operations under the agreement with the DOI.

      The July 2002 agreement with the DOI provides for the Company to administer the run-off of policies currently in force by paying claims and operating expenses and also preserves for Fremont’s usage the net operating loss carryforwards attributable to its discontinued workers’ compensation insurance subsidiary. The Agreement also involves significant DOI oversight and supervision. Further, as a result of the restrictions in the July 2002 agreement with the DOI, the additional adverse loss development, and other actions taken by the DOI during the fourth quarter of 2002, including placing further restrictions on the discontinued insurance operation’s ability to direct the activities of the run-off of the discontinued insurance operations, the Company no longer has effective control of these operations and its activities are done at the consent and under the direction of the DOI.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result, the assets and liabilities of the discontinued operations have been removed from the accompanying consolidated balance sheet at December 31, 2002 and $74.5 million, the present value of the maximum obligation pursuant to the July 2002 agreement of $79.5 million, has been accrued at that date.

      The assets, liabilities and surplus (deficiency) of the Company’s property and casualty insurance operations (primarily workers’ compensation insurance, but also includes assumed treaty and facultative reinsurance) represent substantially all of the discontinued insurance operations. The admitted assets, liabilities and surplus (deficiency) of the discontinued property and casualty insurance subsidiaries, prepared on a statutory basis (which differs from GAAP), are summarized in the following table (the statutory basis amounts are unaudited):

	December 31,

	2002	2001

	(Thousands of dollars)
Admitted assets
Cash and invested assets, at amortized cost	$708,889	$1,240,893
Premiums receivable	59,312	94,826
Reinsurance recoverables on paid losses	82,355	68,034
Other assets	94,601	142,586

Total	945,157	1,546,339
Liabilities
Reserves for loss and loss adjustment expenses, net of reinsurance	1,131,590	1,382,477
Other liabilities	98,157	120,879

Total	1,229,747	1,503,356

Statutory surplus (deficiency)	$(284,590)	$42,983

Reserves for loss and loss adjustment expenses, net of reinsurance, are comprised on the following:
Gross loss and loss adjustment expenses	$2,457,221	$2,636,143
Ceded loss and loss adjustment expenses	(938,802)	(904,285)
Permitted practice discounting of loss and loss adjustment expense reserves	(386,829)	(349,381)

	$1,131,590	$1,382,477

      The admitted assets of $945,157,000 at December 31, 2002 do not include the $74,514,000 in present value of the expected cash contributions from Fremont. Furthermore, the reported deficiency was increased by a provision for reinsurance of $20,685,000 related to certain reinsurance recoverables that the discontinued insurance operations expect to realize. The DOI granted permitted accounting practices to discount the workers’ compensation insurance and assumed treaty and facultative reinsurance loss and loss adjustment expense reserves at 5.5% and 6.5%, respectively.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The income (loss) on discontinued insurance operations is summarized in the following table:

	December 31,

	2002	2001	2000

	(Thousands of dollars)
Equity in income (loss) of discontinued insurance operations	$—	$86	$(748,535)
Write off of investment in discontinued insurance operations	(45,120)	—	—
Accrual of expected cash contributions at net present value	(74,514)	—	—

Income (loss) before income taxes	(119,634)	86	(748,535)
Income tax benefit	(41,872)	(2,194)	(201,135)

Income (loss) on discontinued insurance operations, net of tax	$(77,762)	$2,280	$(547,400)

Note O — Parent Company Only Condensed Financial Statements

Condensed Balance Sheets

	December 31,

	2002	2001

	(Thousands of dollars)
Assets
Cash and cash equivalents	$54,210	$71,690
Investment in subsidiaries	579,914	468,329
Deferred income taxes	299,136	316,169
Other assets	16,227	25,224

Total Assets	$949,487	$881,412

Liabilities
Accrued expenses and other liabilities	$109,556	$77,978
Debt	263,307	342,568
Junior Subordinated Debentures	103,093	103,093
Liability to discontinued operations	74,514	—

Total Liabilities	550,470	523,639
Total Stockholders’ Equity	399,017	357,773

Total Liabilities and Stockholders’ Equity	$949,487	$881,412

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Operations

	Year Ended December 31,

	2002	2001	2000

	(Thousands of dollars)
Revenues
Dividends from consolidated subsidiary	$278	$278	$278
Net investment income	920	2,593	9,932
Other income	330	1,987	12,018

Total Revenues	1,528	4,858	22,228
Expenses
Interest expense	24,374	28,468	34,445
Interest on Junior Subordinated Debentures	9,278	9,278	9,278
General and administrative	28,548	20,788	25,001

Total Expenses	62,200	58,534	68,724

	(60,672)	(53,676)	(46,496)
Income tax benefit	(17,071)	(27,166)	(15,687)

Loss before equity in undistributed income of subsidiary companies, discontinued insurance operations and extraordinary gains on extinguishment of debt	(43,601)	(26,510)	(30,809)
Equity in undistributed income of subsidiary companies	145,787	79,774	59,479

Net income from continuing operations	102,186	53,264	28,670
Discontinued insurance operations	(77,762)	2,280	(547,400)
Extraordinary gains on extinguishment of debt	1,891	4,990	12,418

Net Income (Loss)	$26,315	$60,534	$(506,312)

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,

	2002	2001	2000

	(Thousands of dollars)
Operating Activities
Net Cash Provided by Operating Activities	$68,696	$15,576	$24,149
Investing Activities
Purchases of investment securities available for sale	(2,994)	(2,847)	—
Maturities of investment securities available for sale	5,841	—	1,435
Capital contributions to discontinued insurance operations	(14,247)	(6,000)	(31,820)
Distribution from subsidiary	5,000	29,350	—
Purchase of property and equipment	(95)	(41)	(29)

Net Cash Provided by (Used in) Investing Activities	(6,495)	20,462	(30,414)
Financing Activities
Extinguishment of debt	(76,772)	(27,009)	(24,844)
Dividends paid	(7,177)	(7,050)	(19,337)
Decrease in deferred compensation plans	4,268	1,694	10,321

Net Cash Used in Financing Activities	(79,681)	(32,365)	(33,860)

Increase (Decrease) in Cash and Cash Equivalents	(17,480)	3,673	(40,125)
Cash and cash equivalents at beginning of year	71,690	68,017	108,142

Cash and cash equivalents at end of year	$54,210	$71,690	$68,017

Note P — Operations by Reportable Segment

      The following table provides certain information necessary for reportable segment disclosure for the years ended December 31, 2002, 2001 and 2000. The Company’s business is engaged in four reportable segments: commercial real estate; residential real estate; syndicated commercial and retail banking. Additionally, there are certain other corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses that are not allocated to the reportable segments or to the discontinued insurance operations.

      Intersegment eliminations relate to the credit allocated to retail banking for operating funds provided to the other three reportable segments.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Commercial	Residential	Syndicated	Retail		Intersegment	Total
	Real Estate	Real Estate	Commercial	Banking	Other	Eliminations	Consolidated

Year ended December 31, 2002
Total revenues	$290,548	$297,937	$2,694	$160,084	$4,894	$(158,233)	$597,924
Net interest income	166,878	86,717	1,002	15,168	(23,832)	—	245,933
Income before income taxes	42,115	213,923	(18,523)	1,348	(65,164)	—	173,699
Total consolidated assets	3,594,575	2,100,290	19,927	—	953,864	—	6,668,656
Year ended December 31, 2001
Total revenues	$318,054	$123,277	$21,093	$227,281	$25,099	$(227,281)	$487,523
Net interest income	136,154	31,508	8,181	15,186	(22,819)	—	168,210
Income before income taxes	68,549	54,736	(1,070)	(59)	(37,313)	—	84,843
Total assets	3,474,004	1,020,177	108,810	—	849,495	—	5,452,486
Reconciling item:
Assets held for discontinued insurance operations							2,556,519

Total consolidated assets							$8,009,005

Year ended December 31, 2000
Total revenues	$271,642	$95,267	$34,028	$237,243	$38,464	$(233,708)	$442,936
Net interest income	111,582	26,417	15,437	16,285	(22,916)	—	146,805
Income before income taxes	70,776	20,032	13,602	3,417	(52,150)	—	55,677
Total assets	2,876,262	607,599	310,504	—	936,908	—	4,731,273
Reconciling item:
Assets held for discontinued insurance operations							3,479,022

Total consolidated assets							$8,210,295

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Q — Earnings Per Share

      Earnings per share have been computed based on the weighted average number of shares. The following table sets forth the computation of basic and diluted earnings per share:

	2002	2001	2000

	(In thousands, except per share data)
Income from continuing operations (numerator for basic earnings per share)	$102,186	$53,264	$28,670
Effect of dilutive securities:
LYONs	109	124	142

Income from continuing operations available to common stockholders after assumed conversions (numerator for diluted earnings per share)	$102,295	$53,388	$28,812

Weighted-average shares (denominator for basic earnings per share)	67,009	64,955	63,052
Effect of dilutive securities:
Restricted stock	5,843	5,340	5,755
LYONs	205	293	293
Stock options	—	—	—

Dilutive potential common shares	6,048	5,633	6,048
Adjusted weighted-average shares and assumed conversions (denominator for diluted earnings per share)	73,057	70,588	69,100

Basic earnings per share from continuing operations	$1.52	$0.82	$0.45

Diluted earnings per share from continuing operations	$1.40	$0.76	$0.42

      For additional disclosures regarding the LYONs, the stock options and restricted stock see Notes H and J.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note R — Quarterly Results of Operations (Unaudited)

	Three Month Periods Ended

	March 31,	June 30,	September 30,	December 31,

	(Thousands of dollars, except per share data)
2002
Interest income	$100,399	$108,159	$112,520	$116,694
Interest expense	48,309	47,966	48,359	47,205

Net interest income	52,090	60,193	64,161	69,489
Provision for loan losses	15,511	20,913	33,764	37,930
Non-interest income	18,276	31,331	58,664	51,881
Non-interest expense	26,035	31,346	37,995	28,892

Income before income taxes	28,820	39,265	51,066	54,548
Income tax expense	11,285	16,347	21,232	22,649

Net income from continuing operations	17,535	22,918	29,834	31,899
Discontinued insurance operations, net of tax	—	—	—	(77,762)
Extraordinary gains on extinguishment of debt, net of tax	522	620	662	87

Net income (loss)	$18,057	$23,538	$30,496	$(45,776)

Per Share Data:
Basic:
Net income from continuing operations	$0.26	$0.34	$0.44	$0.47
Discontinued insurance operations	—	—	—	(1.15)
Extraordinary gains on extinguishment of debt	0.01	0.01	0.01	—

Net income (loss)	$0.27	$0.35	$0.45	$(0.68)

Diluted:
Net income from continuing operations	$0.25	$0.32	$0.40	$0.43
Discontinued insurance operations	—	—	—	(1.04)
Extraordinary gains on extinguishment of debt	—	0.01	0.01	—

Net income (loss)	$0.25	$0.33	$0.41	$(0.61)

      The loss from discontinued insurance operations in the quarter ended December 31, 2002 includes write-offs of $45.1 million for the Company’s investment in, and $74.5 million for the net present value of the $79.5 million in future capital contributions to, its discontinued insurance operation. The $119.6 million loss results in an after tax charge of $77.8 million.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Month Periods Ended

	March 31,	June 30,	September 30,	December 31,

	(Thousands of dollars, except per share data)
2001
Interest income	$105,342	$106,112	$105,982	$105,477
Interest expense	69,151	66,755	62,735	56,062

Net interest income	36,191	39,357	43,247	49,415
Provision for loan losses	5,737	6,112	19,136	22,389
Non-interest income	11,476	9,753	20,680	22,701
Non-interest expense	23,561	22,500	22,259	26,283

Income before income taxes	18,369	20,498	22,532	23,444
Income tax expense	6,588	8,571	7,535	8,885

Net income from continuing operations	11,781	11,927	14,997	14,559
Discontinued insurance operations, net of tax	301	2,357	(378)	—
Extraordinary gains on extinguishment of debt, net of tax	2,436	529	1,380	645

Net income	$14,518	$14,813	$15,999	$15,204

Per Share Data:
Basic:
Net income from continuing operations	$0.18	$0.20	$0.23	$0.22
Discontinued insurance operations	0.01	0.02	—	—
Extraordinary gains on extinguishment of debt	0.04	0.01	0.02	0.01

Net income	$0.23	$0.23	$0.25	$0.23

Diluted:
Net income from continuing operations	$0.17	$0.18	$0.21	$0.21
Discontinued insurance operations	—	0.02	—	—
Extraordinary gains on extinguishment of debt	0.04	0.01	0.02	0.01

Net income	$0.21	$0.21	$0.23	$0.22

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2003.

FREMONT GENERAL CORPORATION

By:	/s/ PATRICK E. LAMB

Patrick E. Lamb

Title:	Senior Vice President, Controller and

Chief Accounting Officer
(Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. MCINTYRE James A. McIntyre	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ LOUIS J. RAMPINO Louis J. Rampino	President, Chief Operating Officer and Director	March 28, 2003

/s/ WAYNE R. BAILEY Wayne R. Bailey	Executive Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial Officer)	March 28, 2003

/s/ PATRICK E. LAMB Patrick E. Lamb	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 28, 2003

/s/ THOMAS W. HAYES Thomas W. Hayes	Director	March 28, 2003

/s/ ROBERT F. LEWIS Robert F. Lewis	Director	March 28, 2003

/s/ DICKINSON C. ROSS Dickinson C. Ross	Director	March 28, 2003

CERTIFICATIONS

      I, James A. McIntyre, certify that:

1. I have reviewed this annual report on Form 10-K of Fremont General Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES A. MCINTYRE

James A. McIntyre
Chairman of the Board and Chief Executive Officer

Date: March 28, 2003

      I, Wayne R. Bailey, certify that:

1. I have reviewed this annual report on Form 10-K of Fremont General Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WAYNE R. BAILEY

Wayne R. Bailey
Executive Vice President, Treasurer and
Chief Financial Officer

Date: March 28, 2003

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 1998, Commission File Number 1-8007.)
3.2	Certificate of Amendment of Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)
3.3	Amended and Restated By-Laws of Fremont General Corporation. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.1	Form of Stock Certificate for Common Stock of the Registrant. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
4.2	Indenture with respect to Liquid Yield Option Notes Due 2013 between the Registrant and Bankers Trust Company. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed on October 1, 1993, Registration Number 33-68098.)
4.3	Indenture among the Registrant, the Trust and Bank of New York (originated with First Interstate Bank of California), a New York Banking Corporation, as trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.4	Amended and Restated Declaration of Trust among the Registrant, the Regular Trustees, The Chase Manhattan Bank (USA), a Delaware banking corporation, as Delaware trustee, and The Chase Manhattan Bank, N.A., a national banking association, as Institutional Trustee. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.5	Preferred Securities Guarantee Agreement between the Registrant and The Chase Manhattan Bank, N.A., a national banking association, as Preferred Guarantee Trustee. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.6	Common Securities Guarantee Agreement by the Registrant. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.7	Form of Preferred Securities. (Included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.1*	Fremont General Corporation and Affiliated Companies Investment Incentive Plan and Amendments Number One, Two, Three and Four.
10.2(a)*	Fremont General Corporation Investment Incentive Program Trust. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1993, Commission File Number 1-8007).
10.2(b)*	Amendment to the Fremont General Corporation Investment Incentive Program Trust. (Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.3(a)*	Fremont General Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on April 9, 2001, Registration Number 333-58560.)
10.3(b)*	First Amendment to the Fremont General Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.1(b) to Quarterly Report on Form 10-Q, for the period ended June 30, 2001, Commission File Number 1-8007.)
10.3(c)*	Second and Third Amendments to the Fremont General Corporation Supplemental Executive Retirement Plan.
10.4*	Fremont General Corporation 2003 Excess Benefit Plan.

Exhibit
No.	Description

10.5*	Fremont General Corporation 2003 Excess Benefit Plan Trust Agreement.
10.6*	Fremont General Corporation Deferred Compensation Trust. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on April 9, 2001, Registration Number 333-58560.)
10.7*	1997 Stock Plan and related agreements. (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007.)
10.8*	Management Incentive Compensation Plan of Fremont General Corporation and Affiliated Companies. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2000, Commission File Number 1-8007).
10.9*	2002 Long Term Incentive Compensation Plan of the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 31, 2002, Commission File Number 1-8007.)
10.10*	1995 Restricted Stock Award Plan As Amended and forms of agreement thereunder. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8/S-3 filed on December 9, 1997, Registration Number 333-17525.)
10.11(a)*	Fremont General Corporation Employee Benefits Trust Agreement (“Grantor Trust”) dated September 7, 1995 between the Registrant and Merrill Lynch Trust Company of California. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.11(b)*	November 11, 1999 Amendment to Exhibit A to the Fremont General Corporation Employee Benefits Trust (“Grantor Trust”) dated September 7, 1995 between the Registrant and Merrill Lynch Trust Company of California. (Incorporated by reference to Exhibit 10.13(a) to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999, Commission File Number 1-8007.)
10.12(a)*	Employment Agreement between the Registrant and James A. McIntyre dated January 1, 1994. (Incorporated by reference to Exhibit (10)(i) to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1994, Commission File Number 1-8007.)
10.12(b)*	First Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 1996. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007.)
10.12(c)*	Second Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 8, 1997. (Incorporated by reference to Exhibit 10.14 (c) to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007.)
10.12(d)*	Third Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 2000. (Incorporated by reference to Exhibit 10.9 (d) to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
10.13*	Employment Agreement between the Registrant and Louis J. Rampino dated February 25, 2000. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
10.14*	Employment Agreement between the Registrant and Wayne R. Bailey dated February 25, 2000. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
10.15*	Employment Agreement between the Registrant and Raymond G. Meyers dated February 25, 2000. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.16*	Management Continuity Agreement between the Registrant and Patrick E. Lamb dated April 1, 2000. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

Exhibit
No.	Description

10.17*	Management Continuity Agreement between the Registrant and Alan Faigin dated April 1, 2000. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.18*	Management Continuity Agreement between the Registrant and Eugene E. McNany, Jr. dated April 1, 2000. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.19*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Murray L. Zoota dated May 15, 2000. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.20*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Gwyneth E. Colburn dated May 15, 2000. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.21*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Kyle R. Walker dated May 15, 2000. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.22*	Management Incentive Compensation Plan of Fremont General Corporation and Affiliated Companies. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001, Commission File Number 1-8007.)
10.23	Continuing Compensation Plan for Retired Directors. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.24	Letter Agreement among Fremont Compensation Insurance Group, the Registrant and the State of California Department of Insurance dated November 27, 2000. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Auditors.

*	Management or compensatory plans or arrangements.

      With respect to long-term debt instruments, the Registrant undertakes to provide copies of such agreements upon request by the Commission.