Form 10-Q
period 2003-03-31
FREMONT GENERAL CORP
filed 2003-05-15
CIK 38984

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No _

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No _

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                              SHARES OUTSTANDING
           CLASS                                                APRIL 30, 2003
Common Stock, $1.00 par value                                      75,734,000


================================================================================

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                            PAGE
                                                                             NO.

ITEM    1.   FINANCIAL STATEMENTS

             Consolidated Balance Sheets
               March 31, 2003 and December 31, 2002 ......................     3

             Consolidated Statements of Operations
               Three Months Ended March 31, 2003 and 2002 ................     4

             Consolidated Statements of Cash Flows
               Three Months Ended March 31, 2003 and 2002 ................     5

             Notes to Consolidated Financial Statements on Form 10-Q .....     6

ITEM    2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS .................................    11

ITEM    3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ...    22

ITEM    4.   CONTROLS AND PROCEDURES .....................................    23


                           PART II - OTHER INFORMATION


ITEMS 1-5.   NOT APPLICABLE

ITEM    6.   EXHIBITS AND REPORTS ON FORM 8-K ............................    24

SIGNATURES ...............................................................    25

CERTIFICATIONS ...........................................................    26


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31,       DECEMBER 31,
                                                                                    2003             2002
                                                                                -----------      -----------
                                                                                (UNAUDITED)
                                                                                   (THOUSANDS OF DOLLARS)

                                     ASSETS
Cash and cash equivalents ...................................................   $   184,554      $   236,376
Investment securities available for sale at fair value ......................       423,026          383,232
Loans receivable ............................................................     3,944,305        3,976,695
Loans held for sale .........................................................     1,801,560        1,673,145
Residual interests in securitized loans at fair value .......................             -           22,749
Accrued interest receivable .................................................        27,536           28,529
Deferred income taxes .......................................................       269,801          299,136
Other assets ................................................................        67,278           48,794
                                                                                -----------      -----------
     Total Assets ...........................................................   $ 6,718,060      $ 6,668,656
                                                                                ===========      ===========


                                  LIABILITIES
Deposits:
  Savings accounts ..........................................................   $ 1,000,276      $   848,567
  Money market deposit accounts .............................................       308,103          254,857
  Certificates of deposit:
    Under $100,000 ..........................................................     2,344,223        2,355,571
    $100,000 and over .......................................................     1,347,932        1,086,728
                                                                                -----------      -----------
                                                                                  5,000,534        4,545,723

Federal Home Loan Bank ("FHLB") advances ....................................       725,000        1,175,000
Senior Notes due 2004 .......................................................        67,273           71,560
Senior Notes due 2009 .......................................................       188,741          188,658
Liquid Yield Option Notes due 2013 ("LYONs") ................................         3,128            3,089
Other liabilities ...........................................................       117,361          111,095
Liability to discontinued insurance operations ..............................        71,409           74,514
                                                                                -----------      -----------
     Total Liabilities ......................................................     6,173,446        6,169,639

Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company junior subordinated
  debentures ("Preferred Securities") .......................................       100,000          100,000

                              STOCKHOLDERS' EQUITY

Common stock, par value $1 per share-- Authorized: 150,000,000 shares;
  Issued and outstanding: (2003 - 75,734,000 and 2002 - 75,397,000) .........        75,734           75,397
Additional paid-in capital ..................................................       290,851          288,508
Retained earnings ...........................................................       123,913           84,591
Deferred compensation .......................................................       (45,924)         (49,542)
Accumulated other comprehensive income ......................................            40               63
                                                                                -----------      -----------
     Total Stockholders' Equity .............................................       444,614          399,017
                                                                                -----------      -----------
     Total Liabilities and Stockholders' Equity .............................   $ 6,718,060      $ 6,668,656
                                                                                ===========      ===========



                 See notes to consolidated financial statements.


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                ------------------------
                                                                                   2003          2002
                                                                                ---------      ---------
                                                                                 (THOUSANDS OF DOLLARS,
                                                                                 EXCEPT PER SHARE DATA)

INTEREST INCOME:
  Interest and fee income on loans ..........................................   $ 118,636      $  99,377
  Interest income on investment securities ..................................       2,497          1,022
                                                                                ---------      ---------
                                                                                  121,133        100,399

INTEREST EXPENSE:
  Deposits ..................................................................      33,371         37,671
  FHLB advances .............................................................       4,847          1,574
  Senior Notes, LYONs, Preferred Securities and other .......................       7,710          9,064
                                                                                ---------      ---------
                                                                                   45,928         48,309

Net interest income .........................................................      75,205         52,090
Provision for loan losses ...................................................      22,920         15,511
                                                                                ---------      ---------
Net interest income after provision for loan losses .........................      52,285         36,579

NON-INTEREST INCOME:
  Net gain on:
    Sales of residential real estate loans ..................................      37,732         14,841
    Sale of residual interests in securitizations ...........................      17,503              -
    Sales of other whole loans ..............................................           4             26
    Extinguishment of debt ..................................................          93            880
    Other ...................................................................       5,922          3,409
                                                                                ---------      ---------
                                                                                   61,254         19,156

NON-INTEREST EXPENSE:
  Compensation ..............................................................      25,234         15,642
  Occupancy .................................................................       2,857          2,063
  Expenses and losses on real estate owned ..................................       2,584          1,415
  Other .....................................................................      12,038          6,915
                                                                                ---------      ---------
                                                                                   42,713         26,035

Income before income taxes ..................................................      70,826         29,700
Income tax expense ..........................................................      29,250         11,643
                                                                                ---------      ---------

Net income ..................................................................   $  41,576      $  18,057
                                                                                =========      =========




PER SHARE DATA:
Net income:
     Basic ..................................................................   $    0.60        $ 0.27
     Diluted ................................................................        0.56          0.25

CASH DIVIDENDS ..............................................................        0.03          0.02

WEIGHTED AVERAGE SHARES (IN THOUSANDS):
     Basic ..................................................................      68,962        65,930
     Diluted ................................................................      74,590        71,018


                 See notes to consolidated financial statements.


                 FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                ------------------------------
                                                                                    2003               2002
                                                                                ------------      ------------
                                                                                    (THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES
  Net income ................................................................   $     41,576      $     18,057
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses ...............................................         22,920            15,511
    Net decrease in residual interests in securitized loans .................         22,749             4,046
    Extinguishment of Senior Notes ..........................................         (4,316)           (5,980)
    Deferred income tax expense .............................................         26,920            10,024
    Depreciation and amortization ...........................................          4,398             3,550
    Change in other assets and liabilities ..................................         10,767           (17,461)
                                                                                ------------      ------------
      Net cash provided by operating activities .............................        125,014            27,747


INVESTING ACTIVITIES
   Loan originations and advances funded ....................................     (3,068,525)       (1,980,721)
   Receipts from repayments and bulk sales of loans .........................      2,935,749         1,660,763
   Investment securities available for sale:
     Purchases ..............................................................       (350,001)         (331,079)
     Maturities or repayments ...............................................        310,166           303,979
   Cash contributions to discontinued insurance operations ..................         (3,313)           (6,997)
   Purchases of property and equipment ......................................         (4,351)             (804)
                                                                                ------------      ------------
     Net cash used in investing activities ..................................       (180,275)         (354,859)

FINANCING ACTIVITIES
  Deposits accepted, net of repayments ......................................        454,811           (75,495)
  FHLB advances, net of repayments ..........................................       (450,000)          396,000
  Dividends paid ............................................................         (1,490)           (2,813)
  Decrease (increase) in deferred compensation plans ........................            118            (2,315)
                                                                                ------------      ------------
    Net cash provided by financing activities ...............................          3,439           315,377

Decrease in cash and cash equivalents .......................................        (51,822)          (11,735)
  Cash and cash equivalents at beginning of year ............................        236,376           151,204
                                                                                ------------      ------------
Cash and cash equivalents at end of year ....................................   $    184,554      $    139,469
                                                                                ============      ============


                See notes to consolidated financial statements

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                   (UNAUDITED)



NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

     These statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, adjustments (consisting of normal accruals) have been made as management considers necessary for fair presentations. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.


NOTE B - LOANS RECEIVABLE

     Loans receivable consist of commercial and residential real estate loans and syndicated commercial loans. Commercial real estate loans, which are primarily variable rate, represent loans secured primarily by first mortgages on properties such as office, retail, industrial, lodging, multi-family and commercial mixed-use properties. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $115.1 million and $93.2 million as of March 31, 2003 and December 31, 2002, respectively. Residential real estate loans have loan terms for up to thirty years and are generally secured by first deeds of trust on single-family residences. Syndicated commercial loans are commercial variable rate senior loans and are generally secured by substantially all of the assets of the borrower.

     Loans held for sale consist solely of residential real estate loans which are aggregated prior to their sale and are carried at the lower of aggregate amortized cost or market.


NOTE C - DEPOSITS AND FHLB ADVANCES

     Certificates of deposit as of March 31, 2003 are detailed by maturity and rates as follows (thousands of dollars):

                                               MATURING BY        WEIGHTED
                                 AMOUNT         MARCH 31,       AVERAGE RATE
                              -----------      -----------      ------------

                              $ 3,323,988          2004             2.39%
                                  219,439          2005             4.22%
                                   65,473          2006             5.34%
                                   32,897          2007             5.65%
                                    2,201          2008             4.73%
                                   48,157          2009             5.38%
                              -----------
                              $ 3,692,155
                              ===========

     Of the total certificates of deposit at March 31, 2003, $1,104.9 million were obtained through brokers.

     The Federal Home Loan Bank ("FHLB") advances are collateralized by loans pledged to the FHLB. The following table details the FHLB amounts outstanding at March 31, 2003 by maturities and rates (thousands of dollars):

                                           MATURING BY       WEIGHTED
                                AMOUNT      MARCH 31,      AVERAGE RATE
                              ---------    -----------     --------------

                              $ 340,000        2004            2.20%
                                385,000        2005            3.21%
                              ---------
                              $ 725,000
                              =========



NOTE D - DISCONTINUED INSURANCE OPERATIONS

     In December 2002, the Company accrued a charge for all of the potential future cash contributions to its discontinued workers' compensation, reinsurance and life insurance businesses. These future contributions include both mandatory and contingent capital contributions as per the Company's July 2002 agreement with the California Department of Insurance ("DOI"). At December 31, 2002, the total amount of these future contributions was $79.5 million ($74.5 million present value), payable ratably at $13.25 million annually over a period of six years. The $79.5 million commitment represents the Company's maximum amount of liability for cash contributions to its discontinued insurance operations under the agreement with the DOI. At March 31 2003, the remaining amount of these future cash contributions is $76.2 million ($71.4 million present value).

     The assets and liabilities of the discontinued insurance operations are excluded from the accompanying Consolidated Balance Sheet because the Company no longer has effective control of these operations whose activities are done at the consent and under the direction of the DOI.


NOTE E - GAIN ON EXTINGUISHMENT OF DEBT

     The Company extinguished debt that resulted in gains that are included in non-interest income in the accompanying Consolidated Statement of Operations. Prior period gains have been reclassified from an extraordinary item to conform to this new presentation. The gains are summarized in the following table:

                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                --------------------
                                                                                 2003         2002
                                                                                -------      -------
                                                                               (THOUSANDS OF DOLLARS)

7.70% SENIOR NOTES DUE 2004:
Par Value of debt extinguished ..............................................   $ 4,316     $ 5,980
Pre-tax gain on extinguishment ..............................................        93         880

NOTE F - TOTAL COMPREHENSIVE INCOME

     The components of total comprehensive income are summarized in the following table:

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                -----------------------
                                                                                   2003          2002
                                                                                --------       --------
                                                                                 (THOUSANDS OF DOLLARS)


Net income ..................................................................   $ 41,576       $ 18,057
Other comprehensive loss:
  Net change in unrealized gains during the period ..........................        (41)           (57)
  Less deferred income tax benefit ..........................................         18             20
                                                                                --------       --------
      Other comprehensive loss ..............................................        (23)           (37)
                                                                                --------       --------
 Total comprehensive income .................................................   $ 41,553       $ 18,020
                                                                                ========       ========


NOTE G - OPERATIONS BY REPORTABLE SEGMENT

     The Company's business is engaged in four reportable segments: commercial real estate; residential real estate; syndicated commercial and retail banking. Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that are not allocated to the reportable segments.

     The following data for the three months ended March 31, 2003 and 2002 provide certain information related to the reportable segment disclosure. Intersegment eliminations relate to the credit allocated to retail banking for operating funds provided to the other three reportable segments.


                                        COMMERCIAL   RESIDENTIAL   SYNDICATED   RETAIL                 INTERSEGMENT      TOTAL
                                       REAL ESTATE   REAL ESTATE   COMMERCIAL   BANKING    CORPORATE   ELIMINATIONS   CONSOLIDATED
                                       -----------   -----------   ----------   -------    ---------   ------------   ------------
                                                                         (THOUSANDS OF DOLLARS)


Three months ended March 31, 2003
  Total revenues ...................   $    76,495   $   103,134   $       11   $ 37,955   $   2,599   $    (37,807)   $   182,387
  Net interest income ..............        47,298        28,930         (168)     4,436      (5,291)            -          75,205
  Income before income taxes .......        10,317        77,685        2,230        (92)    (19,314)            -          70,826

Three months ended March 31, 2002
  Total revenues ...................   $    71,973   $    43,837   $    1,407   $ 41,453     $ 2,239   $    (41,354)   $   119,555
  Net interest income ..............        38,219        16,029          673      3,683      (6,514)             -         52,090
  Income before income taxes .......        19,494        24,201         (950)       (91)    (12,954)             -         29,700


 NOTE H - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002:

                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                ----------------------
                                                                                  2003          2002
                                                                                --------      --------
                                                                                 (IN THOUSANDS, EXCEPT
                                                                                    PER SHARE DATA)

Net income
  (numerator for basic earnings per share) .................................    $ 41,576      $ 18,057
Effect of dilutive securities:
  LYONs ....................................................................          23            32
                                                                                --------      --------
Net income available to common
   stockholders after assumed conversions
  (numerator for diluted earnings per share) ...............................    $ 41,599      $ 18,089
                                                                                ========      ========

Weighted-average shares
  (denominator for basic earnings per share) ...............................      68,962        65,930

Effect of dilutive securities:
  Restricted stock .........................................................       5,423         4,795
  LYONs ....................................................................         205           293
                                                                                --------      --------
Dilutive potential common shares ...........................................       5,628         5,088
                                                                                --------      --------
Adjusted weighted-average shares and assumed
  conversions (denominator for diluted earnings per share) .................      74,590        71,018
                                                                                ========      ========

Basic earnings per share ...................................................    $   0.60        $ 0.27
                                                                                ========      ========

Diluted earnings per share .................................................    $   0.56        $ 0.25
                                                                                ========      ========



NOTE I - NEW ACCOUNTING STANDARDS

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" that amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company believes that the impact of this new standard on the Company's financial position and results of operations will be consistent with the SFAS No. 123 pro forma disclosure.

NOTE J - SUBSEQUENT EVENT

     On May 7, 2003, the Company repurchased an additional $45.0 million in par value of its 7.7% senior notes outstanding. These notes were repurchased at par value and the outstanding par value of the 7.7% senior notes due in 2004 has now been reduced to $22.4 million. The Company has extinguished a total of $211.9 million in par value of its original $425 million par value in senior notes outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This report may contain "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and the currently reported results are based upon the current expectations and beliefs of Fremont General Corporation ("Fremont") and its subsidiaries (combined "the Company") concerning future developments and their potential effects upon the Company. These statements and the Company's results reported herein are not guarantees of future performance or results and there can be no assurance that actual developments and economic performance will be as anticipated by the Company. Actual developments and/or results may differ significantly and adversely from the Company's expected results as a result of significant risks, uncertainties and factors beyond the Company's control (as well as the various assumptions utilized in determining the Company's expectations) which include, but are not limited to, the following:

     o the variability of general and specific economic conditions and trends, and changes in, and the level of, interest rates;

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

     o the impact of changes in the commercial and residential real estate markets, and changes in the fair values of the Company's assets and loans, including the value of the underlying real estate collateral;

     o the ability to collect and realize the amounts outstanding, and the timing thereof, of loans and foreclosed real estate, and the variability in determining the level of the allowance for loan losses;

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

     o the impact and cost of adverse state and federal legislation and regulations, litigation, court decisions and changes in the judicial climate;

     o the ability of the Company to utilize the net operating loss carryforwards currently held and the impact of changes in federal and state tax laws and interpretations, including tax rate changes, and the effect of any adverse outcomes from the resolution of issues with taxing authorities;

     o the ability of the Company to meet its contribution and other obligations as set forth in its July 2002 agreement with the
          California Department of Insurance regarding its discontinued insurance operations and the impact in enforcing its rights under the agreement; and

     o other events, risks and uncertainties discussed elsewhere in this Form 10-Q and from time to time in Fremont's other reports, press releases and filings with the Securities and Exchange Commission.

     The   Company   undertakes   no   obligation   to   publicly   update  such
forward-looking statements.


GENERAL

     Fremont General Corporation ("Fremont" or when combined with its subsidiaries "the Company") is a financial services holding company. The Company's financial services business is consolidated within Fremont General Credit Corporation ("FGCC"), which is engaged in commercial and residential real estate lending nationwide through its California-chartered industrial bank subsidiary, Fremont Investment & Loan ("FIL"). Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, which are not allocated by Fremont to FGCC or to the discontinued insurance operations.

     This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented under Item 1, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

RESULTS OF OPERATIONS

     The Company reported net income of $41,576,000 for the first quarter of 2003. This is compared to net income of $18,057,000 for the first quarter of 2002. The following table presents a summary of the Company's income before income taxes and net income for the quarterly periods ended March 31, 2003 and 2002, respectively:


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                -------------------------
                                                                                   2003            2002
                                                                                ---------       ---------
                                                                                  (THOUSANDS OF DOLLARS)

Income (loss) before income taxes:
  Financial services ........................................................   $  87,724       $  42,186
  Unallocated corporate interest and other expenses .........................     (16,898)        (12,486)
                                                                                ---------       ---------
Income before income taxes ..................................................      70,826          29,700
Income tax expense ..........................................................     (29,250)        (11,643)
                                                                                ---------       ---------

Net income ..................................................................   $  41,576       $  18,057
                                                                                =========       =========


     The Company's financial services operation recorded income before taxes of $87.7 million for the first quarter of 2003 as compared to $42.2 million for the first quarter of 2002. This increase in financial services pre-tax income for the first quarter of 2003, which represents an 108% increase over the results for the first quarter of 2002, is the primary reason for the increase in net income during the first quarter of 2003, offset to a lesser degree by increases in the amount of unallocated corporate interest and other expense and in income tax expense. See "Financial Services Operation" for further discussion regarding the financial services operation's results.

     The unallocated corporate interest and other expense loss before taxes for the quarter ended March 31, 2003, was $16.9 million as compared to $12.5 million for the same quarter in 2002. The increase for the first quarter of 2003, as compared to the first quarter of 2002, is substantially due to the net effect of the following: during the first quarter of 2003 the Company incurred a write-off of intercompany receivables from the discontinued insurance operation in the amount of $2.3 million and $1.7 million in higher compensation expense, primarily incentive related, offset by lower interest expense of $1.4 million and $1.1 million in interest income from a tax refund; during the first quarter of 2002, the Company had a reduction of $1.7 million in the amount of compensation expense, primarily due to cash received from forfeited shares in the Company's incentive compensation plan, and an additional $800,000 in gain from the extinguishment of debt.

     During the quarter ended March 31, 2003, the Company extinguished $4.3 million in principal amount of its publicly traded 7.70% Senior Notes due 2004 and recognized a pre-tax gain of $93,000.

     Income tax expense of $29.3 million and $11.6 million for the quarters ended March 31, 2003 and 2002, respectively, represents effective tax rates of 41.3% and 39.2%, respectively, on income before income taxes of $70.8 million and $29.7 million for the same respective periods. The effective tax rates for both periods presented are different than the federal enacted tax rate of 35%, due mainly to various state income tax provisions within the Company's financial services operation.


FINANCIAL SERVICES OPERATION

     The following table summarizes the Company's financial services operation's earnings for the respective quarters indicated:

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                ------------------------
                                                                                  2003            2002
                                                                                ---------      ---------
                                                                                 (THOUSANDS OF DOLLARS)

FINANCIAL SERVICES
Interest and fee income on loans ............................................   $ 118,636      $  99,377
Interest income on investment securities ....................................       1,146            723
                                                                                ---------      ---------
   Total interest income ....................................................     119,782        100,100
Interest expense ............................................................      38,238         39,261
                                                                                ---------      ---------
   Net interest income ......................................................      81,544         60,839
Provision for loan losses ...................................................      22,920         15,511
                                                                                ---------      ---------
   Net interest income after provision for loan losses ......................      58,624         45,328
Net gain on sales of residential real estate loans ..........................      37,732         14,841
Net gain on sale of residual interests in securitizations ...................      17,503              -
Other non-interest income ...................................................       5,926          3,105
Operating expenses ..........................................................     (32,061)       (21,088)
                                                                                ---------      ---------
Income before income taxes ..................................................   $  87,724      $  42,186
                                                                                =========      =========

     The Company's financial services operation recorded income before taxes of $87.7 million for the first quarter of 2003 as compared to $42.2 million for the first quarter of 2002. The increase in income before taxes for the first quarter of 2003 represents an 108% increase over the results for the first quarter of 2002 and is a result of significantly increased levels of net interest income and net gain on the sale of residential real estate loans, a $17.5 million gain on the sale of residual interests in securitizations, offset by a higher provision for loan losses and operating expenses. The net interest income for the first quarter of 2003 was $81.5 million as compared to $60.8 million for the first quarter of 2002. The increase in net interest income is primarily a result of an increase in the net interest income margin (net interest income as a percentage of average interest-earning assets). The net interest income margin improved to an annualized 5.29% for the first quarter of 2003 from 4.98% for the first quarter of 2002. The net gain on the sale of residential real estate loans, net of reductions in the carrying valuations of loans held for sale, increased from $14.8 million in the first quarter of 2002 to $37.7 million for the first quarter of 2003. This increase is primarily attributable to a significant increase in the volume of loans sold in the two comparable quarters. A total of $2.18 billion in loans were sold during the first quarter of 2003, as compared to loan sales of $896.8 million during the first quarter of 2002. The net gain percentage (net gain after allocated costs divided by net whole loan sales) on these sales increased from 1.65% in the first quarter of 2002 to 1.73% in the first quarter of 2003. The provision for loan losses increased to $22.9 million for the first quarter of 2003 as compared to $15.5 million for the first quarter of 2002. The Company's net loans receivable (excluding loans held for sale), before the allowance for loan losses, were approximately $4.12 billion at March 31, 2003, as compared to $4.14 billion and $3.88 billion at December 31, 2002 and March 31, 2002, respectively. The Company's residential real estate loans held for sale have increased from $1.03 billion at March 31, 2002 to $1.80 billion at March 31, 2003; this increase is reflective of a significant increase in loan production volume - during the first quarter of 2002, residential real estate loan originations totaled $1.33 billion as compared to $2.33 billion for the first quarter of 2003.

     The following table shows loans receivable outstanding (excluding loans held for sale) in the various financing categories as of the dates indicated:

                                                                                 MARCH 31,       DECEMBER 31,     MARCH 31,
                                                                                   2003             2002             2002
                                                                                -----------      -----------     -----------
                                                                                          (THOUSANDS OF DOLLARS)

Commercial real estate loans:
  Bridge ....................................................................   $ 1,743,880      $ 1,712,085     $ 1,501,953
  Permanent .................................................................     1,370,319        1,393,427       1,351,525
  Construction ..............................................................       364,665          328,974         318,077
  Single tenant credit ......................................................       292,298          296,787         305,394
                                                                                -----------      -----------     -----------
                                                                                  3,771,162        3,731,273       3,476,949
Residential real estate loans ...............................................       349,755          392,061         346,723
Syndicated commercial loans .................................................        13,519           26,216          67,010
Other - consumer loans ......................................................         4,221            4,272           3,703
                                                                                -----------      -----------     -----------
                                                                                  4,138,657        4,153,822       3,894,385
Deferred fees and costs .....................................................       (19,190)         (15,937)        (10,069)
                                                                                -----------      -----------     -----------
  Loans receivable before allowance for loan losses .........................     4,119,467        4,137,885       3,884,316
Allowance for loan losses ...................................................      (175,162)        (161,190)       (114,076)
                                                                                -----------      -----------     -----------
  Loans receivable, net of allowance for loan losses ........................   $ 3,944,305      $ 3,976,695     $ 3,770,240
                                                                                ===========      ===========     ===========

Residential real estate loans held for sale .................................   $ 1,801,560      $ 1,673,145     $ 1,032,923
                                                                                ===========      ===========     ===========


     As of March 31, 2003, approximately 45% of the Company's commercial real estate loans outstanding were secured by properties located within California; no other state represented greater than 8% of the loan portfolio. The Company's largest single commercial real estate loan outstanding at March 31, 2003 was $53.1 million; this loan has a total loan commitment of $67.9 million, however, it is cross-collateralized and cross-defaulted with another loan with the same investment fund on a related real estate project. The combined loan principal outstanding and total loan commitment of these two loans at March 31, 2003 is $67.1 million and $81.9 million, respectively. The Company's largest net commitment for a single loan at March 31, 2003 was $82.5 million; this represents the maximum loan amount to the borrower. In addition, the portfolio has one concentration by common investor or sponsor that is in excess of $75 million in loan principal outstanding. This concentration, which totals $101.2 million in loan principal outstanding and $130.4 million in total loan commitment at March 31, 2003, is from one investment fund (common advisor) and is comprised of fourteen separate loans, each of which was performing as of March 31, 2003.

     The following table stratifies the commercial real estate portfolio by loan amounts outstanding as of March 31, 2003 (in thousands of dollars, except percents and number of loans):


                                                                   NUMBER       TOTAL LOANS
        LOAN SIZE RANGE                                           OF LOANS      OUTSTANDING        %
    ---------------------------                                   --------      -----------      ---

    $0 - $5 million ..........................................         384      $   746,274       20%
    > $5 million - $10 million ...............................         115          824,336       22%
    > $10 million - $15 million ..............................          49          604,459       16%
    > $15 million - $20 million ..............................          29          495,918       13%
    > $20 million - $30 million ..............................          23          587,707       16%
    > $30 million - $40 million ..............................          11          371,256       10%
    > $40 million - $50 million ..............................           2           88,110        2%
    > $50 million ............................................           1           53,102        1%
                                                                  --------      -----------      ---
                                                                       614      $ 3,771,162      100%
                                                                  ========      ===========      ===


     The following table identifies the interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins for the Company's financial services operation for the periods indicated:

                                                                           THREE MONTHS ENDED MARCH 31,
                                            ----------------------------------------------------------------------------------
                                                              2003                                          2002
                                            -------------------------------------         -------------------------------------
                                              AVERAGE                      YIELD/          AVERAGE                       YIELD/
                                              BALANCE       INTEREST      COST (1)         BALANCE        INTEREST      COST (1)
                                            -----------     ---------     -------         -----------     ---------     -------
                                                                    (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (2) :
  Commercial real estate loans ...........  $ 3,748,651     $  73,974        8.00%        $ 3,502,364      $ 71,152        8.24%
  Residential real estate loans (3) ......    2,305,668        44,651        7.85           1,250,870        26,881        8.72
  Syndicated commercial loans ............       22,373            11        0.20              97,009         1,344        5.62
  Investment securities ..................      178,470         1,146        2.60             101,919           723        2.88
                                            -----------     ---------                     -----------     ---------
    Total interest-earning assets ........  $ 6,255,162     $ 119,782        7.77%        $ 4,952,162     $ 100,100        8.20%
                                            ===========     =========                     ===========     =========

Interest-bearing liabilities:
  Time deposits ..........................  $ 3,658,492     $  26,506        2.94%        $ 3,195,323     $  30,745        3.90%
  Savings deposits .......................    1,212,769         6,865        2.30             998,451         6,926        2.81
  Debt with FHLB .........................      720,344         4,847        2.73             272,278         1,574        2.34
  Other ..................................        4,289            20        1.89               3,300            16        1.97
                                            -----------     ---------                     -----------     ---------
    Total interest-bearing liabilities ...  $ 5,595,894     $  38,238        2.77%        $ 4,469,352     $  39,261        3.56%
                                            ===========     =========                     ===========     =========

Net interest income ......................                  $  81,544                                     $ 60,839
                                                            =========                                     ========

Percent of average interest-earning
  assets(1):
    Interest income ......................                      7.77%                                        8.20%
    Interest expense .....................                      2.48%                                        3.22%
                                                            --------                                      -------
    Net interest margin ..................                      5.29%                                        4.98%
                                                            ========                                      =======

-----------------------

(1) Annualized.
(2) Average loan balances include non-accrual loan balances and exclude residual interests in securitized loans.
(3) Includes loans held for sale and other consumer loans.

     The Company's net interest margin as a percentage of average interest-earning assets increased to 5.29% in the first quarter of 2003 as compared to 4.98% for the first quarter of 2002. The increase in the Company's net interest margin is due primarily to higher net spreads between the commercial and residential real estate loans yields and the effective cost of funds employed to fund these assets as the interest yields on deposits and Federal Home Loan Bank ("FHLB") borrowings declined on a quarter-to-quarter comparison more than the yields on commercial and residential real estate loans did. This is due in part to the presence of interest rate floors (in which the total of the variable base rate, such as six-month LIBOR, plus the related spread on a commercial real estate loan will not contractually drop below a certain absolute level, such as 7%) on a significant number of the Company's commercial real estate loans, as well as various economic and market factors.

     The following tables report the non-performing asset classifications, accruing loans past due 90 days or more, loan loss experience and allowance for loan losses reconciliation of the financial services operation as of or for the respective periods ended:

                                                                                MARCH 31,     DECEMBER 31,   MARCH 31,
                                                                                   2003           2002         2002
                                                                                ---------      ---------     ---------
                                                                                        (THOUSANDS OF DOLLARS)

Non-accrual loans receivable:
  Commercial real estate loans ..............................................   $  57,970      $  70,031     $  96,152
  Residential real estate loans - portfolio .................................       6,605          5,600         3,516
  Residential real estate loans - held for sale .............................       5,670          6,709        20,291
  Syndicated commercial loans ...............................................       6,854         11,239        10,200
  Other .....................................................................           -              -           116
                                                                                ---------      ---------     ---------
                                                                                   77,099         93,579       130,275
Real estate owned ("REO"):
  Commercial real estate loans ..............................................      25,477         10,598        31,519
  Residential real estate loans - portfolio .................................         563            315           269
  Residential real estate loans - held for sale .............................         855          2,850         5,306
                                                                                ---------      ---------     ---------
                                                                                   26,895         13,763        37,094
                                                                                ---------      ---------     ---------
Total non-performing assets ("NPA") .........................................   $ 103,994      $ 107,342     $ 167,369
                                                                                =========      =========     =========


Accruing loans past due 90 days or more:
  Commercial real estate loans ..............................................   $  11,571      $       -     $  36,550
  Residential real estate loans .............................................           -              -             -
  Other .....................................................................           -              -             -
                                                                                ---------      ---------     ---------
                                                                                $  11,571      $       -     $  36,550
                                                                                =========      =========     =========


NPA to total loans receivable, loans held for sale ("HFS") and REO ..........        1.75%          1.84%         3.38%
Accruing loans past due 90 days or more to total loans receivable and HFS ...        0.20%          0.00%         0.74%


                                                                                         MARCH 31,
                                                                                -------------------------
                                                                                   2003           2002
                                                                                ---------       ---------
                                                                                  (THOUSANDS OF DOLLARS)


Beginning allowance for loan losses ........................................    $ 161,190       $ 104,179
Provision for loan losses ..................................................       22,920          15,511

Charge-offs:
  Commercial real estate loans .............................................       (8,622)         (3,608)
  Residential real estate loans ............................................         (170)            (35)
  Syndicated commercial loans ..............................................         (199)         (1,979)
  Other-consumer ...........................................................            -               -
                                                                                ---------       ---------
    Total charge-offs ......................................................       (8,991)         (5,622)
                                                                                ---------       ---------

Recoveries:
  Commercial real estate loans .............................................            -               1
  Residential real estate loans ............................................           34               -
  Syndicated commercial loans ..............................................            9               -
  Other-consumer ...........................................................            -               7
                                                                                ---------       ---------
    Total recoveries .......................................................           43               8
                                                                                ---------       ---------
Net charge-offs ............................................................       (8,948)         (5,614)
                                                                                ---------       ---------
Ending allowance for loan losses ...........................................    $ 175,162       $ 114,076
                                                                                =========       =========

Allowance for loan losses to total loans receivable ........................         4.25%           2.94%
Net loan charge-offs to average total loans
   receivable (excluding HFS)* .............................................         0.87%           0.58%

* Annualized


                                                                                MARCH 31,     DECEMBER 31,      MARCH 31,
                                                                                   2003           2002             2002
                                                                                ---------      ---------        ---------
                                                                                          (THOUSANDS OF DOLLARS)

Allocation of allowance for loan losses:
  Commercial real estate loans ..............................................   $ 164,279      $ 147,228        $ 100,131
  Residential real estate loans .............................................       7,449          7,844           10,731
  Syndicated commercial loans ...............................................       3,434          6,118            3,224
  Other-consumer ............................................................           -              -              (10)
                                                                                ---------      ---------        ---------
    Total allowance for loan losses .........................................   $ 175,162      $ 161,190        $ 114,076
                                                                                =========      =========        =========


     Non-performing assets decreased to $104.0 million, or 1.75% of total loans receivable, loans held for sale and real estate owned at March 31, 2003, from $107.3 million or 1.84% at December 31, 2002 and $167.4 million or 3.38% at March 31, 2002. Accruing loans 90 days or greater past due totaled $11.6 million at March 31, 2003 and include loans that are contractually past maturity, but continue to make full interest payments. The level of non-performing assets fluctuates and specific loans can have a material impact upon the total. During the first quarter of 2003, there was one loan restructured as to its terms and included in accrual status at March 31, 2003. The total loan principal outstanding under this one loan was $8.9 million at March 31, 2003 and the Company incurred a $139,000 charge-off related to the restructuring of the loan during the first quarter of 2003. During the first quarter of 2002, there were five commercial real estate loans, with a total outstanding balance of $103.2 million at March 31, 2002, that were restructured and included in accrual status. Of the five loans restructured during the first quarter of 2002, three (total balance of $56.4 million) were paid off in full during the second quarter of 2002, and two (total balance of $46.8 million) remained on accrual status as of March 31, 2003. The Company incurred $559,000 in charge-offs related to the restructuring of the five loans during the first quarter of 2002.

     The provision for loan losses for the first quarter of 2003 increased to $22.9 million, as compared to $15.5 million in the first quarter of 2002. The allowance for loan losses, as a percentage of total loans receivable, excluding loans held for sale, increased to 4.25% as of March 31, 2003, as compared to 2.94% at March 31, 2002. The increase in the provision for loan losses during the first quarter of 2003, as compared to the first quarter of 2002, is primarily due to an increased level of net loan charge-offs in the first quarter of 2003 and a small amount of growth in the total loan portfolio. Net charge-offs in the first quarter of 2003 totaled $8.9 million, as compared to $5.6 million for the first quarter of 2002. The total increase is a result of an increase of $5.0 million in net charge-offs for commercial real estate loans, offset by $1.8 million less in syndicated commercial loan net charge-offs. The increase in net charge-offs for commercial real estate loans during 2003 primarily is a reflection of the effect of a contracted economic environment.

     During the first quarter of 2003, the Company sold all of its residual interests in its three securitizations of residential real estate loans for $40.2 million in cash to an unaffiliated third party. The Company recognized a pre-tax gain on the sale of $17.5 million during the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

     FIL finances its lending activities primarily through Federal Deposit Insurance Corporation ("FDIC") insured customer deposits, which totaled $5.0 billion at March 31, 2003. FIL is also eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"), which financing is available at various rates and terms. At March 31, 2003, FIL had borrowing availability with the FHLB of $1.39 billion, of which $725 million was borrowed and outstanding. In addition, FIL has a line of credit with the Federal Reserve Bank of San Francisco ("FRB") with a borrowing availability of $161.2 million at March 31, 2003. There were no amounts outstanding under the line of credit with the FRB at March 31, 2003. The FDIC has established certain capital and liquidity standards for its member institutions, and FIL was in compliance with these standards as of March 31, 2003. The Company believes it has sufficient liquidity and capital resources to fund its financial services operation for the foreseeable future.

     As a holding company, Fremont pays its operating expenses, interest expense and stockholders' dividends, and meets its other obligations primarily from its cash on hand and intercompany-tax payments from FIL. Dividends of $1.5 and $2.8 million were paid on Fremont's common stock in the quarters ending March 31, 2003 and 2002, respectively; however, the Company can give no assurance that future common stock dividends will be declared. Fremont is obligated under an agreement with the California Department of Insurance to make certain cash contributions to its discontinued workers' compensation insurance subsidiary. The total amount of these future contributions is $76.2 million as of March 31, 2003, payable quarterly at a rate of $13.25 million per year through 2008. The present value of these contributions has been accrued for and a liability of $71.4 million is reflected on the Company's consolidated balance sheets.

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

     Fremont has cash and short term investments of $61.3 million at March 31, 2003 and no debt maturities until March of 2004 and believes that, with its other available sources of liquidity, it will have sufficient means to satisfy its liquidity needs for at least the next twelve months.


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

     As part of its residential real estate mortgage banking operations, the Company enters into commitments to originate loans ("interest rate lock commitments"), which represent commitments that have been extended by the Company, generally for the period of 30 days, at a stated interest rate to its potential borrowers. The Company determined that its interest rate lock commitments have met the definition of derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; however, the impact of the change in fair value of such derivative instruments is not material to the Company's results of operations. Typically, the Company hedges the risk of overall changes in the fair value for its loans held for sale through entering into forward loan sale commitments.

     Quantitative and qualitative disclosures about the Company's market risk are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. There have been no material changes in such risks or in the Company's asset and liability management activities during the three months ended March 31, 2003.


ITEM 4.  CONTROLS AND PROCEDURES

     As of March 31, 2003, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003 through the date of the filing of this Form 10-Q.

                           PART II - OTHER INFORMATION


ITEM 6:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

  EXHIBIT
     NO.                              DESCRIPTION
  ------- ----------------------------------------------------------------------


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

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

   99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.




     (b)  REPORTS ON FORM 8-K.

          On April 29, 2003 the Company filed a Current Report on Form 8-K furnishing Regulation FD Disclosure under Item 9 to report its results of operations for the first quarter of 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FREMONT GENERAL CORPORATION



Date: May 14, 2003                      /s/    LOUIS J. RAMPINO
                                        ----------------------------------------
                                        Louis J. Rampino, President,
                                        Chief Operating Officer and Director




Date: May 14, 2003                      /s/   PATRICK E. LAMB
                                        ----------------------------------------
                                        Patrick E. Lamb, Senior Vice President,
                                        Controller and Chief Accounting Officer
                                        (Principal Accounting Officer)

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a.) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 14, 2003

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a.) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: May 14, 2003


/s/  WAYNE R. BAILEY
--------------------
Wayne R. Bailey
Executive Vice President, Treasurer and
Chief Financial Officer

                                 EXHIBIT INDEX


  EXHIBIT
     NO.                              DESCRIPTION
  ------- ----------------------------------------------------------------------


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

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

   99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.