Form 10-Q
period 2003-06-30
FREMONT GENERAL CORP
filed 2003-08-14
CIK 38984

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                              SHARES OUTSTANDING
           CLASS                                                 JULY 31, 2003
Common Stock, $1.00 par value                                      75,789,000


================================================================================

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                            PAGE
                                                                             NO.
                                                                            ----

Item    1.   Financial Statements

             Consolidated Balance Sheets
               June 30, 2003 and December 31, 2002 .......................     3

             Consolidated Statements of Operations
               Three and Six Months Ended June 30, 2003 and 2002 .........     4

             Consolidated Statements of Cash Flows
               Six Months Ended June 30, 2003 and 2002 ...................     5

             Notes to Consolidated Financial Statements on Form 10-Q .....     6

Item    2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................    14

Item    3.   Quantitative and Qualitative Disclosure About Market Risk ...    28

Item    4.   Controls and Procedures .....................................    29



                           PART II - OTHER INFORMATION


Items 1-3.   Not applicable

Item    4.   Submission of Matters to a Vote of Security Holders .........    30

Item    5.   Not applicable

Item    6.   Exhibits and Reports on Form 8-K ............................    31

Signatures   .............................................................    35


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30,       DECEMBER 31,
                                                                                   2003              2002
                                                                                -----------      -----------
                                                                                (UNAUDITED)
                                                                                   (THOUSANDS OF DOLLARS)

                                     ASSETS

Cash and cash equivalents ..................................................    $   590,920      $   236,376
Investment securities available for sale at fair value .....................         94,213          383,232
Loans receivable ...........................................................      4,097,160        3,976,695
Loans held for sale ........................................................      2,188,274        1,673,145
Residual interests in securitized loans at fair value ......................              -           22,749
Accrued interest receivable ................................................         29,267           28,529
Deferred income taxes ......................................................        220,170          299,136
Other assets ...............................................................         76,886           48,794
                                                                                -----------      -----------
  Total Assets .............................................................    $ 7,296,890      $ 6,668,656
                                                                                ===========      ===========

                                   LIABILITIES

Deposits:
  Savings accounts .........................................................    $ 1,066,249         $ 848,567
  Money market deposit accounts ............................................        330,342           254,857
  Certificates of deposit:
    Under $100,000 .........................................................      2,332,954         2,355,571
    $100,000 and over ......................................................      1,031,567         1,086,728
                                                                                -----------    --------------
                                                                                  4,761,112         4,545,723

Federal Home Loan Bank ("FHLB") advances ...................................      1,550,000         1,175,000
Senior Notes due 2004 ......................................................         22,358            71,560
Senior Notes due 2009 ......................................................        188,823           188,658
Liquid Yield Option Notes due 2013 ("LYONs") ...............................          3,168             3,089
Other liabilities ..........................................................        133,225           111,095
Liability to discontinued insurance operations .............................              -            74,514
                                                                                -----------    --------------
  Total Liabilities ........................................................      6,658,686         6,169,639

Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company junior subordinated
  debentures ("Preferred Securities") ......................................        100,000           100,000

                              STOCKHOLDERS' EQUITY

Common stock, par value $1 per share-- Authorized: 150,000,000 shares;
  Issued and outstanding: (2003 - 75,785,000 and 2002 - 75,397,000) ........         75,785            75,397
Additional paid-in capital .................................................        292,764           288,508
Retained earnings ..........................................................        211,236            84,591
Deferred compensation ......................................................        (41,621)          (49,542)
Accumulated other comprehensive income .....................................             40                63
                                                                                -----------    --------------
  Total Stockholders' Equity ...............................................        538,204           399,017
                                                                                -----------    --------------
  Total Liabilities and Stockholders' Equity ...............................    $ 7,296,890       $ 6,668,656
                                                                                ===========    ==============



          See notes to consolidated financial statements on Form 10-Q.


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30,                     JUNE 30,
                                                                  -----------------------     -----------------------
                                                                     2003         2002           2003          2002
                                                                  ---------     ---------     ---------     ---------
                                                                     (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

INTEREST INCOME:
  Interest and fee income on loans ............................   $ 124,389     $ 106,935     $ 243,025     $ 206,312
  Interest income on investment securities ....................       1,289         1,224         3,786         2,246
                                                                  ---------     ----------    ---------     ---------
                                                                    125,678       108,159       246,811       208,558

INTEREST EXPENSE:
  Deposits ....................................................      30,913        36,417        64,284        74,088
  FHLB advances ...............................................       5,989         2,789        10,836         4,363
  Senior Notes, LYONs, Preferred Securities and other .........       7,040         8,760        14,750        17,824
                                                                  ---------     ---------     ---------     ---------
                                                                     43,942        47,966        89,870        96,275

Net interest income ...........................................      81,736        60,193       156,941       112,283
Provision for loan losses .....................................      27,609        20,913        50,529        36,424
                                                                  ---------     ---------     ---------     ---------
Net interest income after provision for loan losses ...........      54,127        39,280       106,412        75,859

NON-INTEREST INCOME:
  Net gain (loss) on:
    Whole loan sales of residential real estate loans .........      51,740        26,394        89,472        41,235
    Sale of residual interests in securitizations .............           -             -        17,503             -
    Whole loan sales of other loans ...........................         670            48           674            74
    Extinguishment of debt ....................................         (68)        1,048            25         1,928
  Other .......................................................       7,826         4,889        13,748         8,298
                                                                  ---------     ---------     ---------     ---------
                                                                     60,168        32,379       121,422        51,535

NON-INTEREST EXPENSE:
  Compensation ................................................      21,334        18,765        46,568        34,407
  Occupancy ...................................................       2,888         2,143         5,745         4,206
  Expenses and losses on real estate owned ....................         661         3,918         3,245         5,333
  Other .......................................................       9,827         6,520        21,865        13,435
                                                                  ---------     ---------     ---------     ---------
                                                                     34,710        31,346        77,423        57,381

Income before income taxes ....................................      79,585        40,313       150,411        70,013
Income tax expense ............................................      32,798        16,775        62,048        28,418
                                                                  ---------     ---------     ---------     ---------
Net income from continuing operations .........................      46,787        23,538        88,363        41,595

Discontinued insurance operations in regulatory
  liquidation, net of tax .....................................      44,308             -        44,308             -
                                                                  ---------     ---------     ---------     ---------
Net income ....................................................   $  91,095     $  23,538     $ 132,671     $  41,595
                                                                  =========     =========     =========     =========

PER SHARE DATA:
BASIC:
  Net income from continuing operations .......................   $    0.67     $    0.35     $    1.27     $    0.63
  Discontinued insurance operations in regulatory
    liquidation, net of tax ...................................        0.63             -          0.64             -
                                                                  ---------     ---------     ---------     ---------
  Net income ..................................................   $    1.30     $    0.35     $    1.91     $    0.63
                                                                  =========     =========     =========     =========
DILUTED:
  Net income from continuing operations .......................   $    0.62     $    0.33     $    1.18     $    0.58
  Discontinued insurance operations in regulatory
    liquidation, net of tax ...................................        0.58             -          0.59             -
                                                                  ---------     ---------     ---------     ---------
  Net income ..................................................   $    1.20     $    0.33     $    1.77     $    0.58
                                                                  =========      ========     =========     =========

CASH DIVIDENDS ................................................   $    0.05     $    0.02     $    0.08     $    0.04

WEIGHTED AVERAGE SHARES (IN THOUSANDS):
  Basic .......................................................      70,126        66,854        69,547        66,395
  Diluted .....................................................      75,799        72,318        75,185        71,628


          See notes to consolidated financial statements on Form 10-Q.


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                ------------------------------
                                                                                    2003               2002
                                                                                ------------       -----------
                                                                                    (THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES
  Net income from continuing operations .....................................   $     88,363       $    41,595
  Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
    Provision for loan losses ...............................................         50,529            36,424
    Net decrease in residual interests in securitized loans .................         22,749            11,892
    Deferred income tax expense .............................................         52,785            24,264
    Depreciation and amortization ...........................................          8,991             7,111
    Change in other assets and liabilities ..................................         14,214            (4,589)
                                                                                ------------       -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE LOANS HELD FOR
        SALE ACTIVITY .......................................................        237,631           116,697

    Originations of loans held for sale .....................................     (5,044,729)       (2,473,521)
    Sales of and payments from loans held for sale ..........................      4,529,600         2,169,219
                                                                                ------------       -----------
      NET CASH (USED IN) OPERATING ACTIVITIES ...............................       (277,498)         (187,605)

INVESTING ACTIVITIES
  Originations and advances funded for loans held for portfolio .............     (1,393,371)       (1,189,832)
  Payments from and sales of loans held for portfolio .......................      1,212,295           990,922
  Investment securities available for sale:
    Purchases ...............................................................       (362,098)         (336,062)
    Maturities or repayments ................................................        651,077           329,795
  Cash contributions to discontinued insurance operations ...................         (6,625)           (6,997)
  Purchases of property and equipment .......................................         (7,809)           (1,437)
                                                                                ------------       -----------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ...................         93,469        (213,611)

FINANCING ACTIVITIES
  Deposits accepted, net of repayments ......................................        215,389           148,423
  FHLB advances, net of repayments ..........................................        375,000           331,000
  Extinguishment of Senior Notes and LYONs ..................................        (49,247)          (51,936)
  Dividends paid ............................................................         (5,260)           (4,253)
  Stock options exercised ...................................................            462                 -
  Decrease (increase) in deferred compensation plans ........................          2,229            (1,466)
                                                                                ------------       -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ...............................        538,573           421,768

Increase in cash and cash equivalents .......................................        354,544            20,552
    Cash and cash equivalents at beginning of year ..........................        236,376           151,204
                                                                                ------------       -----------
Cash and cash equivalents at end of year ....................................   $    590,920       $   171,756
                                                                                ============       ===========



          See notes to consolidated financial statements on Form 10-Q.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                   (UNAUDITED)



NOTE A:  BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

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


NOTE B: LOANS RECEIVABLE

     Loans receivable consist of commercial and residential real estate loans and syndicated commercial loans. Commercial real estate loans, which are primarily variable rate, represent loans secured primarily by first mortgages on properties such as office, retail, industrial, lodging, multi-family and commercial mixed-use properties. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $111.0 million and $93.2 million as of June 30, 2003 and December 31, 2002, respectively. Residential real estate loans have loan terms for up to thirty years and are generally secured by first deeds of trust on single-family residences. Syndicated commercial loans are commercial variable rate senior loans and are generally secured by substantially all of the assets of the borrower.

     Loans held for sale consist solely of residential real estate loans which are aggregated prior to their sale and are carried at the lower of aggregate amortized cost or market.

NOTE  C: DEBT - FREMONT GENERAL CORPORATION

     The debt of the holding company, Fremont General Corporation ("FGC"), is detailed in the following table; none of the debt of FGC is guaranteed by the Company's industrial bank, Fremont Investment & Loan ("FIL") (thousands of dollars):


                                                                                 JUNE 30,
                                                                                   2003
                                                                                ---------

  Senior Notes due 2004, less discount (2003 - $27)                             $  22,358
  Senior Notes due 2009, less discount (2003 - $1,877)                            188,823
  Liquid Yield Option Notes due 2013, less discount (2003 - $2,152)                 3,168
                                                                                ---------
                                                                                $ 214,349
                                                                                =========


NOTE  D: DEPOSITS AND FHLB ADVANCES - FREMONT INVESTMENT & LOAN

     FIL funds its operations primarily through the issuance of deposits which are insured up to certain limits by the Federal Deposit Insurance Corporation ("FDIC") and Federal Home Loan Bank ("FHLB") advances.

     Certificates of deposit as of June 30, 2003 are detailed by maturity and rates as follows (thousands of dollars):

                            MATURING BY        WEIGHTED
             AMOUNT          JUNE 30,        AVERAGE RATE
           -----------      -----------      ------------
           $ 3,120,867         2004              2.34%
                96,669         2005              4.10%
                96,486         2006              5.44%
                   154         2007              3.90%
                 2,188         2008              4.74%
                48,157         2009              5.38%
           -----------                       ------------
           $ 3,364,521                           2.53%
           ===========                       ============

     Of the total certificates of deposit outstanding at June 30, 2003, $811.5 million were obtained through brokers.

     The FHLB advances are collateralized by loans pledged to the FHLB. The following table details the amounts due the FHLB as of June 30, 2003 by maturities and rates (thousands of dollars):


                           MATURING BY       WEIGHTED
              AMOUNT         JUNE 30,      AVERAGE RATE
           -----------     -----------     ------------
           $ 1,070,000        2004             1.92%
               410,000        2005             2.61%
                70,000        2006             1.53%
           -----------                     ------------
           $ 1,550,000                         2.08%
           ===========                     ============



NOTE E: INDUSTRIAL BANK REGULATORY CAPITAL

     FIL is required to maintain certain capital ratios. The minimum ratios to be well-capitalized or adequately capitalized and FIL's actual regulatory capital and ratios as of June 30, 2003 were as follows (thousands of dollars):



                                                                    TIER 1 RISK-BASED         TOTAL RISK-BASED
                                            TIER 1 LEVERAGE         CAPITAL (TO RISK          CAPITAL (TO RISK
                                            (AVERAGE ASSETS)        WEIGHTED ASSETS)          WEIGHTED ASSETS)
                                          -------------------      -------------------      --------------------
                                            AMOUNT      RATIO        AMOUNT      RATIO       AMOUNT        RATIO
                                          ---------     -----      ---------     -----      ---------      -----


Minimum ratios for:
  Well-capitalized .......................               5.00%                    6.00%                    10.00%
  Adequately capitalized .................               3.00%                    4.00%                     8.00%
Actual amounts and ratios:
  June 30, 2003 ..........................$ 665,016      9.98%     $ 665,016     12.36%     $ 733,838      13.64%



NOTE F: DISCONTINUED INSURANCE OPERATIONS IN REGULATORY LIQUIDATION

     In December 2002, the Company accrued a charge by setting up a reserve for the maximum amount of its potential future cash contributions to its discontinued workers' compensation insurance subsidiary, Fremont Indemnity Company ("FIC"). These future contributions included both mandatory and contingent cash contributions as per the July 2, 2002 Letter Agreement of Run-Off and Regulatory Oversight between the California Department of Insurance, the Company and FIC (the "Agreement"). The Agreement was included as an exhibit to the Company's Form 8-K which was filed on July 19, 2002. At December 31, 2002, the total amount of these future potential cash contributions was $79.5 million ($74.5 million at present value), payable ratably at $13.25 million annually over a period of six years.

     During the second quarter of 2003, the Company recognized a net of tax gain of $44,308,000 from the reversal of this reserve for potential future cash contributions to FIC. The gain represents the total maximum amount of cash contributions of $72,875,000 ($68,166,000 on a present value basis) that remained as of June 4, 2003. Pursuant to the provisions of the Agreement, the granting of an order of conservation prior to March 1, 2004 extinguishes the obligation of the Company to provide any further cash contributions to FIC. The Insurance Commissioner of the State of California sought, and was granted, an order of conservation over FIC by the Superior Court of the State of California for the County of Los Angeles on June 4, 2003. The conservation order incorporates the Agreement and also provides that nothing in the order is intended to modify any of the provisions of the Agreement. The Insurance Commissioner of the State of California further sought, and was granted, an order of liquidation over FIC by the Superior Court of the State of California for the County of Los Angeles on July 2, 2003.

     While the Company owns 100% of the common stock of FIC, the assets and liabilities of FIC are excluded from the accompanying Consolidated Balance Sheet because the Company no longer has effective control over the operation of this subsidiary.


NOTE G: EXTINGUISHMENT OF DEBT

     The Company extinguished debt that resulted in gains and losses that are included in non-interest income in the accompanying Consolidated Statement of Operations. Prior period gains have been reclassified from an extraordinary item to conform to this new presentation. The amounts are summarized in the following table:



                                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        JUNE 30,                     JUNE 30,
                                                                  ----------------------      ----------------------
                                                                   2003           2002          2003          2002
                                                                  -------       --------      --------      --------
                                                                                (THOUSANDS OF DOLLARS)

7.70% SENIOR NOTES DUE 2004:
Par Value of debt extinguished ................................   $ 45,000      $ 44,815      $ 49,325      $ 50,815
Pre-tax gain (loss) on extinguishment .........................        (68)          968            25         1,848


LIQUID YIELD OPTION NOTES DUE 2013 ("LYONS"):
Principal amount of debt extinguished .........................   $      -      $  2,269      $      -       $ 2,269
Pre-tax gain on extinguishment ................................          -            80             -            80


NOTE H: TOTAL COMPREHENSIVE INCOME

     The components of total comprehensive income are summarized in the following table:

                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         JUNE 30,                      JUNE 30,
                                                                  ----------------------       -----------------------
                                                                    2003          2002           2003           2002
                                                                  --------      --------       ---------      --------
                                                                                 (THOUSANDS OF DOLLARS)


Net income ....................................................   $ 91,095      $ 23,538       $ 132,671      $ 41,595
Other comprehensive income (loss):
  Net change in unrealized gains during the period ............          1            35             (40)          (22)
  Less deferred income tax (expense) benefit ..................         (1)          (12)             17             8
                                                                  --------      --------       ---------      --------
    Other comprehensive income (loss) .........................          -            23             (23)          (14)
                                                                  --------      --------       ---------      --------
Total comprehensive income ....................................   $ 91,095      $ 23,561       $ 132,648      $ 41,581
                                                                  ========      ========       =========      ========


NOTE I: OPERATIONS BY REPORTABLE SEGMENT

     The Company's business is engaged in four reportable segments: commercial real estate; residential real estate; syndicated commercial and retail banking. Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that are not allocated to the reportable segments.

     The following data for the three and six months ended June 30, 2003 and 2002 provide certain information related to the reportable segment disclosure. Intersegment eliminations relate to the credit allocated to retail banking for operating funds provided to the other three reportable segments.



                                      COMMERCIAL   RESIDENTIAL   SYNDICATED    RETAIL                 INTERSEGMENT       TOTAL
                                     REAL ESTATE   REAL ESTATE   COMMERCIAL   BANKING     CORPORATE   ELIMINATIONS    CONSOLIDATED
                                     -----------   -----------   ----------   --------   ----------   ------------    ------------
                                                                      (THOUSANDS OF DOLLARS)


Three months ended June 30, 2003
  Total revenues .................   $  77,616     $ 104,703     $      624   $ 35,345   $    2,645   $    (35,087)   $    185,846
  Net interest income ............      49,155        33,833            (12)     4,175       (5,415)             -          81,736
  Income before income taxes .....      15,846        80,821          1,912         (2)     (18,992)             -          79,585

Three months ended June 30, 2002
  Total revenues .................   $  71,918      $ 64,269     $      600   $ 41,658   $    2,325   $    (40,232)   $    140,538
  Net interest income ............      41,896        21,100            199      3,815       (6,817)             -          60,193
  Income before income taxes .....      22,656        38,432         (7,620)     1,407      (14,562)             -          40,313

Six months ended June 30, 2003
  Total revenues .................   $ 154,111     $ 207,837     $      635   $ 73,300   $    5,244   $    (72,894)   $    368,233
  Net interest income ............      96,453        62,763           (180)     8,611      (10,706)             -         156,941
  Income before income taxes .....      26,163       158,506          4,142        (94)     (38,306)             -         150,411

Six months ended June 30, 2002
  Total revenues .................   $ 143,891     $ 108,106     $    2,007   $ 83,111   $    4,564   $    (81,586)   $    260,093
  Net interest income ............      80,115        37,129            872      7,498      (13,331)             -         112,283
  Income before income taxes .....      42,150        62,633         (8,570)     1,316      (27,516)             -          70,013


 NOTE J: EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and six months ended June 30, 2003 and 2002:



                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30,                     JUNE 30,
                                                                   ---------------------      ----------------------
                                                                     2003         2002          2003          2002
                                                                   --------     --------      --------      --------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income from continuing operations
    (numerator for basic earnings per share) ...................   $ 46,787     $ 23,538      $ 88,363      $ 41,595
Effect of dilutive securities:
    LYONs ......................................................         24           31            47            63
                                                                   --------     --------      --------      --------

Net income from continuing operations available to
     common stockholders after assumed conversions
    (numerator for diluted earnings per share) .................   $ 46,811     $ 23,569      $ 88,410      $ 41,658
                                                                   ========     ========      ========      ========

Weighted-average shares
    (denominator for basic earnings per share) .................     70,126       66,854        69,547        66,395

Effect of dilutive securities:
    Restricted stock ...........................................      5,417        5,259         5,420         5,028
    LYONs ......................................................        205          205           205           205
    Stock options ..............................................         51            -            13             -
                                                                  ---------     --------      --------      --------
Dilutive potential common shares ...............................      5,673        5,464         5,638         5,233
                                                                  ---------     --------      --------      --------
Adjusted weighted-average shares and assumed
    conversions (denominator for diluted earnings per share) ...     75,799       72,318        75,185        71,628
                                                                  =========     ========      ========      ========

Basic earnings per share .......................................  $    0.67     $   0.35      $   1.27      $   0.63
                                                                  =========     ========      ========      ========

Diluted earnings per share .....................................  $    0.62     $   0.33      $   1.18      $   0.58
                                                                  =========     ========      ========      ========




NOTE K: NEW ACCOUNTING STANDARDS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" that amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company believes that the impact of this new standard on the Company's financial position and results of operations will be consistent with the SFAS No. 123 pro forma disclosure.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of this interpretation will have a significant impact on the Company's financial position and results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" that amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe the adoption of this standard will have a significant impact on the Company's financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The effect of SFAS No. 150 on the Company's financial position will be the reclassification of the Company's Preferred Securities to a liability beginning July 1, 2003. SFAS No. 150 will not have an impact on the Company's results of operations.

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


GENERAL

     Fremont General Corporation ("Fremont" or when combined with its subsidiaries "the Company") is a financial services holding company. The Company's financial services business is consolidated within Fremont General Credit Corporation ("FGCC"), which is engaged in commercial and residential real estate lending nationwide through its California-chartered industrial bank subsidiary, Fremont Investment & Loan ("FIL"). Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, which are not allocated by Fremont to FGCC.

     This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented under Item 1, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

RESULTS OF OPERATIONS

     The Company reported net income of $91,095,000 and $132,671,000 for the second quarter of 2003 and for the six months ended June 30, 2003, respectively. This is compared to net income of $23,538,000 and $41,595,000 for the respective periods in 2002. The following table presents a summary of the Company's income before income taxes and net income for the quarterly and six month periods ended June 30, 2003 and 2002, respectively:

                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                           JUNE 30,                  JUNE 30,
                                                                  -----------------------    -----------------------
                                                                     2003         2002          2003          2002
                                                                  ---------     ---------    ---------     ---------
                                                                            (THOUSANDS OF DOLLARS)

Income (loss) before income taxes:
  Financial services ..........................................   $  95,536     $  54,097    $ 183,260     $  96,283
  Unallocated corporate interest and other expenses ...........     (15,951)      (13,784)     (32,849)      (26,270)
                                                                  ---------     ---------    ----------    ---------
Income before income taxes from continuing operations .........      79,585        40,313      150,411        70,013
Income tax expense ............................................     (32,798)      (16,775)     (62,048)      (28,418)
                                                                  ---------     ---------    ---------     ---------
Net income from continuing operations .........................      46,787        23,538       88,363        41,595
Discontinued insurance operations in regulatory
  liquidation, net of taxes ...................................      44,308             -       44,308             -
                                                                  ---------     ---------    ---------     ---------
Net income ....................................................   $  91,095     $  23,538    $ 132,671     $  41,595
                                                                  =========     =========    =========     =========


SECOND QUARTER OF 2003 AS COMPARED TO SECOND QUARTER OF 2002

     The Company's financial services operation recorded income before taxes of $95.5 million for the second quarter of 2003 as compared to $54.1 million for the second quarter of 2002. This increase in financial services pre-tax income for the second quarter of 2003, which represents a 77% increase over the results for the second quarter of 2002, and an after tax gain of $44.3 million on the reversal of a reserve for potential cash contributions to the Company's discontinued workers' compensation insurance subsidiary, Fremont Indemnity Company ("FIC"), are the primary reasons for the increase in net income during the second quarter of 2003, offset to a lesser degree by increases in the amount of unallocated corporate interest and other expense and in income tax expense. See "Financial Services Operation" for further discussion regarding the financial services operation's results.

     During the second quarter of 2003, the Company recognized a net of tax gain of $44,308,000 from the reversal of its reserve for potential future cash contributions to FIC. The gain represents the total maximum amount of cash contributions of $72,875,000 ($68,166,000 on a present value basis) that remained as of June 4, 2003. Pursuant to the provisions of the Agreement, the granting of an order of conservation prior to March 1, 2004 extinguishes the obligation of the Company to provide any further cash contributions to FIC. The Insurance Commissioner of the State of California sought, and was granted, an order of conservation over FIC by the Superior Court of the State of California for the County of Los Angeles on June 4, 2003. The conservation order incorporates the Agreement and also provides that nothing in the order is intended to modify any of the provisions of the Agreement. The Insurance Commissioner of the State of California further sought, and was granted, an order of liquidation over FIC by the Superior Court of the State of California for the County of Los Angeles on July 2, 2003.

     The unallocated corporate interest and other expense loss before taxes for the quarter ended June 30, 2003, was $15.9 million as compared to $13.8 million for the same quarter in 2002. While interest expense was $1.8 million lower in the second quarter of 2003, due to lower levels of holding company debt outstanding, than in the second quarter of 2002, incentive compensation expense was higher by $1.1 million during the second quarter of 2003 and during the second quarter of 2002, the gain on the extinguishment of debt was $1.1 million higher and other operating expenses were lower primarily due to a reversal of approximately $900,000 in amounts accrued for various expense items.

     During the quarter ended June 30, 2003, the Company extinguished $45.0 million in principal amount of its publicly traded 7.70% Senior Notes due 2004 and recognized a pre-tax loss of $68,000, as compared to the extinguishment of $44.8 million in principal amount of its 7.70% Senior Notes due 2004 with a pre-tax gain of $1.05 million during the quarter ended June 30, 2002.

     Income tax expense of $32.8 million and $16.8 million for the quarters ended June 30, 2003 and 2002, respectively, represents effective tax rates of 41.2% and 41.6%, respectively, on income before income taxes from continuing operations of $79.6 million and $40.3 million for the same respective periods. The effective tax rates for both periods presented are different than the federal enacted tax rate of 35%, due mainly to various state income tax provisions within the Company's financial services operation.


FIRST SIX MONTHS OF 2003 AS COMPARED TO FIRST SIX MONTHS OF 2002


     The Company's financial services operation recorded income before taxes of $183.3 million for the first six months of 2003 as compared to $96.3 million for the first six months of 2002. This represents an increase of 90% for the first six months of 2003 over the first six months of 2002. This increase in the financial services operation's results, coupled with the previously discussed after tax gain of $44.3 million on the reversal of the reserve for potential cash contributions to FIC during the second quarter of 2003, offset by higher incentive compensation costs and lower gains on the extinguishment of debt in the unallocated corporate expenses, are the primary reasons for the increase in net income for the first six months of 2003 as compared to the first six months of 2002.

     During the first six months of 2003, the Company extinguished $49.3 million in principal amount of its 7.70% Senior Notes due 2004, with a pre-tax gain of $25,000. During the first six months of 2002, the Company extinguished $50.8 million in principal amount of its 7.70% Senior Notes due 2004 and $2.3 million in principal amount at maturity of its LYONs, with a pre-tax gain of $1.93 million.

     Income tax expense of $62.0 million and $28.4 million for the six month periods ended June 30, 2003 and 2002, respectively, represents effective tax rates of 41.3% and 40.6%, respectively, on income before taxes from continuing operations of $150.4 million and $70.0 million for the same respective periods. The effective tax rates for both periods differ from the federal enacted tax rate of 35% primarily due to various state income tax provisions within the Company's financial services operation.


FINANCIAL SERVICES OPERATION

     The following table summarizes the Company's financial services operation's earnings for the respective quarters indicated:


                                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                          JUNE 30,                    JUNE 30,
                                                                  -----------------------     -----------------------
                                                                     2003          2002         2003           2002
                                                                  ---------     ---------     ---------     ---------
                                                                                (THOUSANDS OF DOLLARS)

FINANCIAL SERVICES
Interest and fee income on loans ..............................   $ 124,389     $ 106,935     $ 243,025     $ 206,312
Interest income on investment securities ......................       1,170           980         2,316         1,703
                                                                  ---------     ---------     ---------     ---------
  Total interest income .......................................     125,559       107,915       245,341       208,015
Interest expense ..............................................      37,242        39,234        75,480        78,495
                                                                  ---------     ---------     ---------     ---------

  Net interest income .........................................      88,317        68,681       169,861       129,520
Provision for loan losses .....................................      27,609        20,913        50,529        36,424
                                                                  ---------     ---------     ---------     ---------
  Net interest income after provision for loan losses .........      60,708        47,768       119,332        93,096
Net gain on whole loan sales of residential real estate loans .      51,740        26,394        89,472        41,235
Net gain on sale of residual interests in securitizations .....           -             -        17,503             -
Other non-interest income .....................................       8,496         4,937        14,422         8,042
Operating expenses ............................................     (25,408)      (25,002)      (57,469)      (46,090)
                                                                  ---------     ---------     ---------     ---------
Income before income taxes ....................................   $  95,536     $  54,097     $ 183,260     $  96,283
                                                                  =========     =========     =========     =========

     The Company's financial services operation recorded income before taxes of $95.5 million for the second quarter of 2003 as compared to $54.1 million for the first quarter of 2002. The increase in income before taxes for the second quarter of 2003 represents a 77% increase over the results for the second quarter of 2002 and is a result of significantly increased levels of net interest income and net gain on the sale of residential real estate loans, offset by a higher provision for loan losses. The net interest income for the second quarter of 2003 was $88.3 million as compared to $68.7 million for the second quarter of 2002. The increase in net interest income is primarily a result of an increase in the net average interest-earning assets. Average interest-earning assets increased 26% to $6.70 billion during the second quarter of 2003, as compared to $5.30 billion during the second quarter of 2002. The net interest income margin also increased to an annualized 5.28% for the second quarter of 2003 from 5.20% for the second quarter of 2002. The net gain on the sale of residential real estate loans, net of reductions in the carrying valuations of loans held for sale, increased from $26.4 million in the second quarter of 2002 to $51.7 million for the second quarter of 2003. This increase is primarily attributable to a significant increase in the volume of loans sold in the two comparable quarters. A total of $2.35 billion in loans were sold during the second quarter of 2003, as compared to loan sales of $1.27 billion during the second quarter of 2002. The net gain percentage (net gain after allocated costs and adjustments to the carrying valuations of loans held for sale, divided by net whole loan sales) on these sales increased from 2.07% in the second quarter of 2002 to 2.20% in the second quarter of 2003. The provision for loan losses increased to $27.6 million for the second quarter of 2003 as compared to $20.9 million for the second quarter of 2002. The Company's net loans receivable (excluding loans held for sale), before the allowance for loan losses, were approximately $4.29 billion at June 30, 2003, as compared to $4.14 billion and $4.05 billion at December 31, 2002 and June 30, 2002, respectively. The Company's residential real estate loans held for sale have increased from $1.06 billion at June 30, 2002 to $2.19 billion at June 30, 2003; this increase is reflective of a significant increase in loan production volume
- during the second quarter of 2002, residential real estate loan originations totaled $1.54 billion as compared to $2.92 billion for the second quarter of 2003.

     For the first six months of 2003, the Company's financial services operation recorded income before taxes of $183.3 million, as compared to $96.3 million for the first six months of 2002. The increase is primarily the result of increased net interest income and net gain on the sale of residential real estate loans, a net gain on the sale of residual interests in three securitizations in the amount of $17.5 million, offset by increases in the provision for loan losses and operating expenses. Net interest income increased during the first six months of 2003 due to an increase of 26% in average interest-earning assets (from $5.13 billion during the first six months of 2002 to $6.48 billion during the first six months of 2003) and an increase in the net interest income margin percentage. The net interest income margin percentage increased from 5.09% for the first six months in 2002 to 5.28% for the similar period in 2003 as a result of the Company's cost of funds decreasing more than the yields on the Company's commercial real estate loan portfolio. The gain on the sale of residential real estate loans increased during the first six months of 2003 primarily as a result of significantly increased levels of loan sales volume. The increase in loan sales volume is driven by a significant increase in loan origination volume. During the first six months of 2003 and 2002, total loan sales were $4.53 billion and $2.17 billion, respectively, and loan origination volume was $5.25 billion and $2.87 billion, respectively. The provision for loan losses increased to $50.5 million for the first six months of 2003 as compared to $36.4 million for the first six months of 2002; this increase is primarily reflective of a higher level of non-performing assets at June 30, 2003 and a continued contraction in economic conditions. Operating expenses increased as a result of increased loan origination volume and employee incentive compensation.

     The following table shows loans receivable outstanding (excluding loans held for sale) in the various financing categories as of the dates indicated:

                                                                                  JUNE 30,       DECEMBER 31,       JUNE 30,
                                                                                    2003            2002             2002
                                                                                -----------     ------------     ------------
                                                                                           (THOUSANDS OF DOLLARS)

Commercial real estate loans:
  Bridge ....................................................................   $ 1,800,090      $ 1,712,085      $ 1,416,973
  Permanent .................................................................     1,272,333        1,393,427        1,345,840
  Construction ..............................................................       477,513          328,974          387,772
  Single tenant credit ......................................................       288,408          296,787          303,314
                                                                                -----------      -----------      -----------
                                                                                  3,838,344        3,731,273        3,453,899
Residential real estate loans - portfolio ...................................       460,237          392,061          548,660
Syndicated commercial loans .................................................         6,958           26,216           49,177
Other - consumer loans ......................................................         4,352            4,272            4,476
                                                                                -----------      -----------      -----------
                                                                                  4,309,891        4,153,822        4,056,212
Deferred fees and costs .....................................................       (21,626)         (15,937)          (9,113)
                                                                                -----------      -----------      -----------
    Loans receivable before allowance for loan losses .......................     4,288,265        4,137,885        4,047,099
Allowance for loan losses ...................................................      (191,105)        (161,190)        (117,914)
                                                                                -----------      -----------      -----------
    Loans receivable, net of allowance for loan losses ......................   $ 4,097,160      $ 3,976,695      $ 3,929,185
                                                                                ===========      ===========      ===========

Residential real estate loans held for sale .................................   $ 2,188,274      $ 1,673,145      $ 1,059,669
                                                                                ===========      ===========      ===========

     As of June 30, 2003, approximately 41% and 10% of the Company's commercial real estate loans outstanding were secured by properties located within California and New York, respectively; no other state represented greater than 8% of the loan portfolio. The Company's largest single commercial real estate loan outstanding at June 30, 2003 was $56.2 million; this loan has a total loan commitment of $67.9 million, however, it is cross-collateralized and cross-defaulted with another loan with the same investment fund on a related real estate project. The combined loan principal outstanding and total loan commitment of these two loans at June 30, 2003 is $70.2 million and $81.9 million, respectively. The Company's largest net commitment for a single loan at June 30, 2003 was $104.0 million; this represents the maximum potential loan amount to the borrower. In addition, the commercial real estate loan portfolio's largest concentration by common investor or sponsor totaled $74.7 million in loan principal outstanding and $87.8 million in total loan commitment at June 30, 2003, and is from two investment funds (common advisor), comprised of three separate loans, each of which was performing as of June 30, 2003.

     The following table stratifies the commercial real estate portfolio by loan amounts outstanding as of June 30, 2003 (in thousands of dollars, except percents and number of loans):


                                                   NUMBER        TOTAL LOANS
               LOAN SIZE RANGE                    OF LOANS       OUTSTANDING      %
            ---------------------------------     --------       -----------    ----
            $0 - $5 million                            355       $   703,911      18%
            > $5 million - $10 million                 108           789,353      21%
            > $10 million - $15 million                 47           582,806      15%
            > $15 million - $20 million                 25           416,656      11%
            > $20 million - $30 million                 28           700,223      18%
            > $30 million - $40 million                 12           402,733      10%
            > $40 million - $50 million                  3           133,631       4%
            > $50 million                                2           109,031       3%
                                                  --------      ------------    ----
                                                       580      $  3,838,344     100%
                                                  ========      ============    ====

     The following tables identify the interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins for the Company's financial services operation for the periods indicated:


                                                                        THREE MONTHS ENDED JUNE 30,
                                         ------------------------------------------------------------------------------------
                                                             2003                                        2002
                                         ---------------------------------------       --------------------------------------
                                           AVERAGE                       YIELD/          AVERAGE                      YIELD/
                                           BALANCE         INTEREST     COST (1)         BALANCE        INTEREST     COST (1)
                                         -----------      ---------     --------       -----------     ---------     --------
                                                                  (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (2) :
  Commercial real estate loans .......   $ 3,845,668      $  74,379         7.76%      $ 3,454,536     $  70,971         8.24%
  Residential real estate loans (3) ..     2,656,244         49,922         7.54         1,621,003        35,364         8.75
  Syndicated commercial loans ........        12,031             88         2.93            63,383           600         3.80
  Investment securities ..............       190,684          1,170         2.46           160,443           980         2.45
                                         -----------      ---------     --------       -----------     ---------     --------
    Total interest-earning asset .....   $ 6,704,627      $ 125,559         7.51%      $ 5,299,365     $ 107,915         8.17%
                                         ===========      =========     ========       ===========     =========     ========

Interest-bearing liabilities:
  Time deposits ......................   $ 3,572,867      $  24,197         2.72%      $ 3,264,376     $  28,693         3.53%
  Savings deposits ...................     1,356,177          6,716         1.99         1,089,869         7,724         2.84
  Debt with FHLB .....................     1,005,505          5,988         2.39           457,044         2,789         2.45
  Other ..............................        25,820            341         5.30             5,661            28         1.98
                                         -----------      ---------     --------       -----------     ---------     --------
Total interest-bearing liabilities ...   $ 5,960,369      $  37,242         2.51%      $ 4,816,950     $  39,234         3.27%
                                         ===========      =========     ========       ===========     =========     ========

Net interest income ..................                    $  88,317                                    $  68,681
                                                          =========                                    =========

Percent of average interest-earning
  assets(1):
    Interest income ..................                         7.51%                                        8.17%
    Interest expense .................                         2.23%                                        2.97%
                                                          ---------                                    ---------
      Net interest margin ............                         5.28 %                                       5.20%
                                                          =========                                    =========


(1)  Annualized.
(2) Average loan balances include non-accrual loan balances and exclude residual interests in securitized loans.
(3)  Includes loans held for sale and other consumer loans.



                                                                          SIX MONTHS ENDED JUNE 30,
                                         ------------------------------------------------------------------------------------
                                                             2003                                         2002
                                         ---------------------------------------       --------------------------------------
                                           AVERAGE                        YIELD/         AVERAGE                       YIELD/
                                           BALANCE         INTEREST     COST (1)         BALANCE        INTEREST     COST (1)
                                         -----------      ---------     --------       -----------     ---------     --------
                                                                  (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (2) :
  Commercial real estate loans .......   $ 3,797,428      $ 148,353         7.88%      $ 3,478,318     $ 142,123         8.24%
  Residential real estate loans (3) ..     2,481,925         94,572         7.68         1,436,958        62,245         8.74
  Syndicated commercial loans ........        17,174            100         1.17            80,103         1,944         4.89
  Investment securities ..............       184,611          2,316         2.53           131,342         1,703         2.61
                                         -----------      ---------     --------       -----------     ---------     --------
  Total interest-earning assets ......   $ 6,481,138      $ 245,341         7.63%      $ 5,126,721     $ 208,015         8.18%
                                         ===========      =========     ========       ===========     =========     ========

Interest-bearing liabilities:
  Time deposits ......................   $ 3,615,442      $  50,703         2.83%      $ 3,230,040     $  59,437         3.71%
  Savings deposits ...................     1,284,870         13,581         2.13         1,044,413        14,650         2.83
  Debt with FHLB .....................       863,713         10,836         2.53           365,171         4,363         2.41
  Other ..............................        15,114            360         4.80             4,487            45         2.02
                                         -----------      ---------                    -----------     ---------     --------
  Total interest-bearing liabilities .   $ 5,779,139      $  75,480         2.63%      $ 4,644,111     $  78,495         3.41%
                                         ===========      =========                    ===========     =========     ========

Net interest income ..................                    $ 169,861                                    $ 129,520
                                                          =========                                    =========

Percent of average interest-earning
  assets(1):
    Interest income ..................                         7.63%                                        8.18%
    Interest expense .................                         2.35%                                        3.09%
                                                          ---------                                    ---------
    Net interest margin ..............                         5.28%                                        5.09%
                                                          =========                                    =========



(1)  Annualized.
(2) Average loan balances include non-accrual loan balances and exclude residual interests in securitized loans.
(3)  Includes loans held for sale and other consumer loans.


     The Company's net interest margin as a percentage of average interest-earning assets increased to 5.28% in the second quarter of 2003 as compared to 5.20% for the second quarter of 2002. The slight increase in the Company's net interest margin is due primarily to higher net spreads between the commercial real estate loan yields and the effective cost of funds employed to fund these assets as the interest yields on deposits declined on a quarter-to-quarter comparison more than the yields on commercial real estate loans did. This is due in part to the presence of interest rate floors (in which the total of the variable base rate, such as six-month LIBOR, plus the related spread on a commercial real estate loan will not contractually drop below a certain absolute level, such as 7%) on a significant number of the Company's commercial real estate loans, as well as various economic and market factors.

     The following tables report the non-performing asset classifications, accruing loans past due 90 days or more, loan loss experience and allowance for loan losses reconciliation of the financial services operation as of or for the respective periods ended:

                                                                        JUNE 30,     DECEMBER 31,     JUNE 30,
                                                                          2003          2002            2002
                                                                       ---------      ---------      ---------
                                                                        (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Non-accrual loans receivable:
  Commercial real estate loans .....................................   $  82,134      $  70,031      $  74,831
  Residential real estate loans - portfolio ........................       6,897          5,600          3,039
  Residential real estate loans - held for sale ....................       5,287          6,709         10,272
  Syndicated commercial loans ......................................       6,854         11,239          7,690
  Other ............................................................           -              -              -
                                                                       ---------      ---------      ---------
                                                                         101,172         93,579         95,832
Real estate owned ("REO"):
  Commercial real estate loans .....................................      20,962         10,598          4,999
  Residential real estate loans - portfolio ........................         602            315            794
  Residential real estate loans - held for sale ....................       1,348          2,850          5,107
                                                                       ---------      ---------      ---------
                                                                          22,912         13,763         10,900
                                                                       ---------      ---------      ---------
Total non-performing assets ("NPA") ................................   $ 124,084      $ 107,342      $ 106,732
                                                                       =========      =========      =========

Accruing loans past due 90 days or more:
  Commercial real estate loans .....................................   $   2,322      $       -      $   1,093
  Residential real estate loans ....................................          -               -              -
  Other ............................................................          -               -              -
                                                                       ---------      ---------      ---------
                                                                       $   2,322      $       -      $   1,093
                                                                       =========      =========      =========



NPA to total loans receivable, loans held for
  sale ("HFS") and REO .............................................       1.91%           1.84%         2.09%
Accruing loans past due 90 days or more to total
  loans receivable and HFS .........................................       0.04%           0.00%         0.02%




                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                     JUNE 30,
                                                       -------------------------      ------------------------
                                                         2003            2002           2003           2002
                                                       ---------       ---------      ---------      ---------
                                                               (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)


Beginning allowance for loan losses ................   $ 175,162       $ 114,076      $ 161,190      $ 104,179
Provision for loan losses ..........................      27,609          20,913         50,529         36,424

Charge-offs:
  Commercial real estate loans .....................     (11,690)         (9,419)       (20,312)       (13,027)
  Residential real estate loans - portfolio ........         (64)            (22)          (234)           (56)
  Syndicated commercial loans ......................           -          (7,640)          (199)        (9,619)
  Other ............................................           -               -              -              -
                                                       ---------       ---------      ---------      ---------
    Total charge-offs ..............................     (11,754)        (17,081)       (20,745)       (22,702)
                                                       ---------       ---------      ---------      ---------

Recoveries:
  Commercial real estate loans .....................           -              -               -              1
  Residential real estate loans - portfolio ........          29              4              63              3
  Syndicated commercial loans ......................          58              -              67              -
  Other ............................................           1              2               1              9
                                                       ---------       ---------      ---------      ---------
    Total recoveries ...............................          88              6             131             13
                                                       ---------       ---------      ---------      ---------
Net charge-offs ....................................     (11,666)       (17,075)        (20,614)       (22,689)
                                                       ---------       ---------      ---------      ---------
Ending allowance for loan losses ...................   $ 191,105       $ 117,914      $ 191,105      $ 117,914
                                                       =========       =========      =========      =========

Allowance for loan losses to total
  loans receivable* ................................        4.46%           2.91%         4.46%           2.91%
Net loan charge-offs to average total
  loans receivable (excluding HFS)** ...............        1.10%           1.70%         0.99%           1.15%



 *  At end of period indicated
**  Annualized


                                                                        JUNE 30,      DECEMBER 31,      JUNE 30,
                                                                          2003           2002             2002
                                                                       ---------      -----------      ---------
                                                                                 (THOUSANDS OF DOLLARS)


Allocation of allowance for loan losses:
  Commercial real estate loans .....................................   $ 180,014       $ 147,228       $  99,817
  Residential real estate loans - portfolio ........................       9,055           7,844          15,142
  Syndicated commercial loans ......................................       2,035           6,118           2,963
  Other ............................................................           1               -              (8)
                                                                       ---------       ---------       ---------
    Total allowance for loan losses ................................   $ 191,105       $ 161,190       $ 117,914
                                                                       =========       =========       =========


     Non-performing assets increased to $124.1 million, or 1.91% of total loans receivable, loans held for sale and real estate owned at June 30, 2003, from $107.3 million or 1.84% at December 31, 2002 and $106.7 million or 2.09% at June 30, 2002. Accruing loans 90 days or greater past due totaled $2.3 million at June 30, 2003. The level of non-performing assets fluctuates and specific loans can have a material impact upon the total. During the second quarter of 2003, there were four loans restructured as to their terms and included in accrual status at June 30, 2003. The total loan principal outstanding under these four loans was $36.9 million at June 30, 2003 and the Company incurred $1.6 million in charge-offs related to the restructuring of these four loans during the second quarter of 2003. During the second quarter of 2002, there were six commercial real estate loans, with a total outstanding balance of $56.8 million at June 30, 2002, that were restructured and included in accrual status. Of the six loans restructured during the second quarter of 2002, one (original total balance of $4.7 million) was ultimately foreclosed upon during the fourth quarter of 2002, and the other five (original total balance of $52.1 million) remained on accrual status as of June 30, 2003. The Company incurred $656,000 in charge-offs related to the restructuring of the six loans during the second quarter of 2002.

     The provision for loan losses for the second quarter of 2003 increased to $27.6 million, as compared to $20.9 million in the second quarter of 2002. The allowance for loan losses, as a percentage of total loans receivable, excluding loans held for sale, increased to 4.46% as of June 30, 2003, as compared to 2.91% at June 30, 2002. The increase in the provision for loan losses during the second quarter of 2003, as compared to the second quarter of 2002, is primarily due to a slightly increased level of commercial real estate loan net charge-offs in the second quarter of 2003 and a small amount of growth in the total loan portfolio. Total net charge-offs in the second quarter of 2003 totaled $11.7 million, as compared to $17.1 million for the second quarter of 2002. The $11.7 million in net charge-offs for the second quarter of 2003 were substantially all related to commercial real estate loans; of the $17.1 million in net charge-offs for the second quarter of 2002, $9.4 million was related to commercial real estate loans and $7.7 million to syndicated commercial loans. The increase in net charge-offs for commercial real estate loans during 2003 is primarily a reflection of the effect of a contracted economic environment.


LIQUIDITY AND CAPITAL RESOURCES

     FIL finances its lending activities primarily through Federal Deposit Insurance Corporation ("FDIC") insured customer deposits, which totaled $4.8 billion at June 30, 2003. FIL is also eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"), which financing is available at various rates and terms. At June 30, 2003, FIL had borrowing availability with the FHLB of $1.71 billion, of which $1.55 million was borrowed and outstanding. In addition, FIL has a line of credit with the Federal Reserve Bank of San Francisco ("FRB") with a borrowing availability of $149.3 million at June 30, 2003. There were no amounts outstanding under the line of credit with the FRB at June 30, 2003. The FDIC has established certain capital and liquidity standards for its member institutions, and FIL was in compliance with these standards as of June 30, 2003. The Company believes it has sufficient liquidity and capital resources to fund its financial services operation for the foreseeable future.

     As a holding company, Fremont pays its operating expenses, interest expense and stockholders' dividends, and meets its other obligations primarily from its cash on hand and intercompany-tax payments from FIL. Dividends of $3.8 million and $1.4 million were paid on Fremont's common stock in the quarters ending June 30, 2003 and 2002, respectively; however, the Company can give no assurance that future common stock dividends will be declared.

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

     Fremont has cash and short term investments of $80.7 million at June 30, 2003 and no debt maturities until March of 2004 and believes that, with its other available sources of liquidity, it will have sufficient means to satisfy its liquidity needs for at least the next twelve months.

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

     Quantitative and qualitative disclosures about the Company's market risk are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. There have been no material changes in such risks or in the Company's asset and liability management activities during the six months ended June 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

     As of June 30, 2003, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no changes in the Company's internal controls over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION



ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a)   The Annual Meeting of Stockholders was held on May 29, 2003.

b) The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors have been elected and qualified:

             James A. McIntyre               Robert F. Lewis
             Wayne R. Bailey                 Louis J. Rampino
             Thomas W. Hayes                 Dickinson C. Ross

c) The directors named in (b) above were elected. The results of the voting of the 68,432,439 shares represented at the meeting are summarized in the following table:

                                                                   VOTES
                                                FOR               WITHHELD
                                             ----------          ---------
             J. A. McIntyre ..............   65,419,340          3,013,099
             W. R. Bailey ................   65,430,010          3,002,429
             T. W. Hayes .................   65,300,109          3,132,330
             R. F. Lewis .................   65,281,794          3,150,645
             L. J. Rampino ...............   60,383,382          8,049,057
             D. C. Ross ..................   65,249,940          3,182,469

d) The appointment of the accounting firm of Ernst & Young LLP as the Corporation's Independent Auditors was ratified. The results of the voting of the 68,432,439 shares represented at the meeting are summarized in the following table:

                 FOR                         AGAINST              ABSTAINED
                 ---                         -------              ---------
             67,329,156                      847,520               255,763

ITEM 6: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
        a) EXHIBITS.


   EXHIBIT
     NO.                                DESCRIPTION
-----------    -----------------------------------------------------------------


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

   10.1(a)     Fremont General Corporation and Affiliated Companies
               Investment Incentive Plan and Amendments Number One, Two, Three and Four. (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2002, Commission File Number 1-8007.)

   10.1(b) Amendment Number Five to the Fremont General Corporation and Affiliated Companies Investment Incentive Plan (2000 restatement).

   10.2(a)* Fremont General Corporation Investment Incentive Program Trust. (Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1993, Commission File Number 1-8007).

   EXHIBIT
     NO.                                DESCRIPTION
-----------    -----------------------------------------------------------------

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

   10.3(c)*    Second and Third Amendments to the Fremont General
               Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.3(c) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2002, Commission File Number 1-8007.)

   10.4* Fremont General Corporation 2003 Excess Benefit Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2002, Commission File Number 1-8007).

   10.5* Fremont General Corporation 2003 Excess Benefit Plan Trust Agreement. (Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2002, Commission File Number 1-8007).

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

   10.9* 2002 Long Term Incentive Compensation Plan of the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 31, 2002, Commission File Number 1-8007.)

   10.10* 1995 Restricted Stock Award Plan As Amended and forms of agreement thereunder. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8/S-3 filed on December 9, 1997, Registration Number 333-17525.)

   10.11(a)*   Fremont General Corporation Employee Benefits Trust
               Agreement ("Grantor Trust") dated September 7, 1995 between the
               Registrant and Merrill Lynch Trust Company of California.
               (Incorporated by reference to Exhibit 10.12 to the Registrant's
               Annual Report on Form 10-K, for the fiscal year ended December
               31, 1995, Commission File Number 1-8007.)

   10.11(b)*   November 11, 1999 Amendment to Exhibit A to the Fremont
               General Corporation Employee Benefits Trust ("Grantor Trust") dated September 7, 1995 between the Registrant and Merrill Lynch
               Trust Company of California. (Incorporated by reference to Exhibit 10.13(a) to the Registrant's Quarterly Report on Form
               10-Q for the period ended September 30, 1999, Commission File
               Number 1-8007.)

   10.12(a)*   Employment Agreement between the Registrant and James A.
               McIntyre dated January 1, 1994. (Incorporated by reference to
               Exhibit (10)(i) to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1994, Commission File Number
               1-8007.)

   EXHIBIT
     NO.                                DESCRIPTION
-----------    -----------------------------------------------------------------

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

   10.12(d)*   Third Amendment to Employment Agreement between the
               Registrant and James A. McIntyre dated August 1, 2000.
               (Incorporated by reference to Exhibit 10.9(d) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)

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

   10.16* Management Incentive Compensation Plan of Fremont General Corporation and Affiliated Companies. (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2001, Commission File Number 1-8007.)

   10.17* Continuing Compensation Plan for Retired Directors. (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

   10.18 California Department of Insurance Letter Agreement of Run-Off and Regulatory Oversight of the Fremont Compensation Insurance Group, Inc. Workers' Compensation Insurance Companies dated July 2, 2002. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 19, 2002, Commission File Number 1-8007.)

   10.19 Transition Agreement by and among Fremont Compensation Insurance Group, Inc., Fremont Compensation Insurance Company, Fremont Indemnity Company, Fremont Pacific Insurance Company and Amyniles Insurance Company dated as of May 31, 2002. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 19, 2002, Commission File Number 1-8007).

   31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Management or compensatory plans or arrangements.

   With respect to long-term debt instruments, the Registrant undertakes to provide copies of such agreements upon request by the Commission.

        (b) REPORTS ON FORM 8-K:

               On April 29, 2003 the Company filed a Current Report on Form 8-K,
               Item 9, furnishing Regulation FD Disclosure to report its results of operations for the first quarter of 2003.

               On June 2, 2003 the Company filed a Current Report on Form 8-K,
               Item 5, to report that rating agency Fitch upgraded Fremont General Corporation's senior debt rating to CCC+ (from CCC-) and moved the outlook to "Stable".

               On June 5, 2003 the Company filed a Current Report on Form 8-K,
               Item 5, to report that the Superior Court of the State of California for the County of Los Angeles, the Insurance Commissioner of the State of California was granted an order of conservation over Fremont Indemnity Company ("FIC").

               On July 31, 2003, the Company filed a Current Report on Form 8-K,
               Item 12, furnishing Regulation FD Disclosure to report its results of operations for the second quarter of 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FREMONT GENERAL CORPORATION



Date: August 13, 2003                      /s/    LOUIS J. RAMPINO
                                        ----------------------------------------
                                        Louis J. Rampino, President,
                                        Chief Operating Officer and Director




Date: August 13, 2003                      /s/   PATRICK E. LAMB
                                        ----------------------------------------
                                        Patrick E. Lamb, Senior Vice President,
                                        Controller and Chief Accounting Officer
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX


   EXHIBIT
     NO.                                DESCRIPTION
-----------    -----------------------------------------------------------------


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

   10.1(a)     Fremont General Corporation and Affiliated Companies
               Investment Incentive Plan and Amendments Number One, Two, Three and Four. (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2002, Commission File Number 1-8007.)

   10.1(b) Amendment Number Five to the Fremont General Corporation and Affiliated Companies Investment Incentive Plan (2000 restatement).

   10.2(a)* Fremont General Corporation Investment Incentive Program Trust. (Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1993, Commission File Number 1-8007).

   EXHIBIT
     NO.                                DESCRIPTION
-----------    -----------------------------------------------------------------

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

   10.3(c)*    Second and Third Amendments to the Fremont General
               Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.3(c) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2002, Commission File Number 1-8007.)

   10.4* Fremont General Corporation 2003 Excess Benefit Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2002, Commission File Number 1-8007).

   10.5* Fremont General Corporation 2003 Excess Benefit Plan Trust Agreement. (Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2002, Commission File Number 1-8007).

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

   10.9* 2002 Long Term Incentive Compensation Plan of the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 31, 2002, Commission File Number 1-8007.)

   10.10* 1995 Restricted Stock Award Plan As Amended and forms of agreement thereunder. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8/S-3 filed on December 9, 1997, Registration Number 333-17525.)

   10.11(a)*   Fremont General Corporation Employee Benefits Trust
               Agreement ("Grantor Trust") dated September 7, 1995 between the
               Registrant and Merrill Lynch Trust Company of California.
               (Incorporated by reference to Exhibit 10.12 to the Registrant's
               Annual Report on Form 10-K, for the fiscal year ended December
               31, 1995, Commission File Number 1-8007.)

   10.11(b)*   November 11, 1999 Amendment to Exhibit A to the Fremont
               General Corporation Employee Benefits Trust ("Grantor Trust") dated September 7, 1995 between the Registrant and Merrill Lynch
               Trust Company of California. (Incorporated by reference to Exhibit 10.13(a) to the Registrant's Quarterly Report on Form
               10-Q for the period ended September 30, 1999, Commission File
               Number 1-8007.)

   10.12(a)*   Employment Agreement between the Registrant and James A.
               McIntyre dated January 1, 1994. (Incorporated by reference to
               Exhibit (10)(i) to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1994, Commission File Number
               1-8007.)

   EXHIBIT
     NO.                                DESCRIPTION
-----------    -----------------------------------------------------------------

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

   10.12(d)*   Third Amendment to Employment Agreement between the
               Registrant and James A. McIntyre dated August 1, 2000.
               (Incorporated by reference to Exhibit 10.9(d) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)

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

   10.16* Management Incentive Compensation Plan of Fremont General Corporation and Affiliated Companies. (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2001, Commission File Number 1-8007.)

   10.17 Continuing Compensation Plan for Retired Directors. (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

   10.18 California Department of Insurance Letter Agreement of Run-Off and Regulatory Oversight of the Fremont Compensation Insurance Group, Inc. Workers' Compensation Insurance Companies dated July 2, 2002. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 19, 2002, Commission File Number 1-8007.)

   10.19 Transition Agreement by and among Fremont Compensation Insurance Group, Inc., Fremont Compensation Insurance Company, Fremont Indemnity Company, Fremont Pacific Insurance Company and Amyniles Insurance Company dated as of May 31, 2002. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 19, 2002, Commission File Number 1-8007).

   31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Management or compensatory plans or arrangements.

   With respect to long-term debt instruments, the Registrant undertakes to provide copies of such agreements upon request by the Commission.