Form 10-Q
period 2003-09-30
FREMONT GENERAL CORP
filed 2003-11-14
CIK 38984

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                              SHARES OUTSTANDING
           CLASS                                                OCTOBER 31, 2003
Common Stock, $1.00 par value                                      75,937,000


================================================================================

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                            PAGE
                                                                             NO.
                                                                            ----

Item    1.   Financial Statements

             Consolidated Balance Sheets
               September 30, 2003 and December 31, 2002 ..................     3

             Consolidated Statements of Operations
               Three and Nine Months Ended September 30, 2003 and 2002 ...     4

             Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 2003 and 2002 .............     5

             Notes to Consolidated Financial Statements on Form 10-Q .....     6

Item    2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................    16

Item    3.   Quantitative and Qualitative Disclosure About Market Risk ...    32

Item    4.   Controls and Procedures .....................................    33


                           PART II - Other Information


Items 1-5.   Not applicable

Item    6.   Exhibits and Reports on Form 8-K ............................    34

Signatures ...............................................................    36


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                   2003              2002
                                                                                -----------      -----------
                                                                                (UNAUDITED)
                                                                                   (THOUSANDS OF DOLLARS)

                                     ASSETS

Cash and cash equivalents ..................................................    $   707,310      $   236,376
Investment securities available for sale at fair value .....................         95,200          383,232
Loans held for sale - net ..................................................      3,093,788        1,673,145
Loans receivable - net .....................................................      4,438,074        3,976,695
Mortgage servicing asset at fair value .....................................          3,041                -
Residual interest in securitized loans at fair value .......................          2,246           22,749
Accrued interest receivable ................................................         35,854           28,529
Deferred income taxes ......................................................        194,996          299,136
Other assets ...............................................................         88,797           48,794
                                                                                -----------      -----------
     Total Assets ..........................................................    $ 8,659,306      $ 6,668,656
                                                                                ===========      ===========

                                   LIABILITIES

Deposits:
  Savings accounts .........................................................    $ 1,159,378      $   848,567
  Money market deposit accounts ............................................        361,600          254,857
  Certificates of deposit:
    Under $100,000 .........................................................      2,337,728        2,355,571
    $100,000 and over ......................................................      2,036,414        1,086,728
                                                                                -----------      -----------
                                                                                  5,895,120        4,545,723

Warehouse line of credit                                                                  -                -
Federal Home Loan Bank ("FHLB") advances ...................................      1,700,000        1,175,000
Senior Notes due 2004 ......................................................         22,367           71,560
Senior Notes due 2009 ......................................................        188,905          188,658
Liquid Yield Option Notes due 2013 ("LYONs") ...............................          3,148            3,089
Mandatorily redeemable preferred securities of subsidiary
  trust ("Preferred Securities") ...........................................        100,000
Other liabilities ..........................................................        154,028          111,095
Liability to discontinued insurance operations                                            -           74,514
                                                                                -----------      -----------
     Total Liabilities .....................................................      8,063,568        6,169,639

Mandatorily redeemable preferred securities of subsidiary
  trust ("Preferred Securities")                                                                     100,000

                              STOCKHOLDERS' EQUITY

Common stock, par value $1 per share-- Authorized: 150,000,000 shares;
  Issued and outstanding: (2003 - 75,937,000 and 2002 - 75,397,000) ........         75,937           75,397
Additional paid-in capital .................................................        294,413          288,508
Retained earnings ..........................................................        263,720           84,591
Deferred compensation ......................................................        (38,382)         (49,542)
Accumulated other comprehensive income .....................................             50               63
                                                                                -----------      -----------
     Total Stockholders' Equity ............................................        595,738          399,017
                                                                                -----------      -----------
     Total Liabilities and Stockholders' Equity ............................    $ 8,659,306      $ 6,668,656
                                                                                ===========      ===========



      See notes to consolidated financial statements on Form 10-Q.


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                                       -----------------------       -----------------------
                                                                          2003          2002           2003          2002
                                                                       ---------      --------       ---------     ---------
                                                                           (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

INTEREST INCOME:
  Interest and fee income on loans .................................   $ 137,375      $ 111,309      $ 380,400     $ 317,621
  Interest income on investment securities .........................         993          1,211          4,779         3,457
                                                                       ---------      ---------      ---------     ---------
                                                                         138,368        112,520        385,179       321,078
INTEREST EXPENSE:
  Deposits .........................................................      30,402         35,721         94,686       109,809
  FHLB advances ....................................................       7,084          4,630         17,920         8,993
  Senior Notes, LYONs, Preferred Securities and other ..............       6,734          8,008         21,484        25,832
                                                                       ---------      ---------      ---------      --------
                                                                          44,220         48,359        134,090       144,634

Net interest income ................................................      94,148         64,161        251,089       176,444
Provision for loan losses ..........................................      29,407         33,764         79,936        70,188
                                                                       ---------      ---------      ---------      --------
Net interest income after provision for loan losses ................      64,741         30,397        171,153       106,256

NON-INTEREST INCOME:
  Net gain  on:
    Whole loan sales and securitizations of residential
      real estate loans ............................................      62,047         54,914        151,519        96,149
    Sale of residual interests in securitizations ..................           -              -         17,503             -
    Whole loan sales of other loans ................................           -              4            674            78
    Extinguishment of debt .........................................           -          1,117             25         3,045
    Other ..........................................................       6,114          3,746         19,862        12,044
                                                                       ---------      ---------      ---------      --------
                                                                          68,161         59,781        189,583       111,316
NON-INTEREST EXPENSE:
  Compensation .....................................................      22,239         21,397         68,807        55,804
  Occupancy ........................................................       2,676          2,119          8,421         6,325
  Expenses and losses on real estate owned .........................       3,171          4,433          6,416         9,766
  Other ............................................................      10,344         10,046         32,209        23,481
                                                                       ---------      ---------      ---------      --------
                                                                          38,430         37,995        115,853        95,376

Income before income taxes .........................................      94,472         52,183        244,883       122,196
Income tax expense .................................................      38,979         21,687        101,027        50,105
                                                                       ---------      ---------      ---------      --------
Net income from continuing operations ..............................      55,493         30,496        143,856        72,091

Discontinued insurance operations in regulatory
  liquidation, net of tax ..........................................           -              -         44,308             -
                                                                       ---------      ---------      ---------      ---------
Net income .........................................................   $  55,493      $  30,496      $ 188,164      $  72,091
                                                                       =========      =========      =========      =========


PER SHARE DATA:
BASIC:
  Net income from continuing operations ............................   $    0.79      $    0.45      $    2.06      $    1.08
  Discontinued insurance operations in regulatory
    liquidation, net of tax ........................................           -              -           0.63              -
                                                                       ---------      ---------      ---------      ---------
    Net income .....................................................   $    0.79      $    0.45      $    2.69      $    1.08
                                                                       =========      =========      =========      =========

DILUTED:
  Net income from continuing operations ............................   $    0.73      $    0.41      $    1.91      $    1.00
  Discontinued insurance operations in regulatory
    liquidation, net of tax ........................................           -              -           0.59              -
                                                                       ---------      ---------      ---------      ---------
    Net income .....................................................   $    0.73      $    0.41      $    2.50      $    1.00
                                                                       =========      =========      =========      =========

CASH DIVIDENDS .....................................................   $    0.04      $    0.02      $    0.12      $    0.06

WEIGHTED AVERAGE SHARES (IN THOUSANDS):
  Basic ............................................................      70,301         67,292         69,915         66,697
  Diluted ..........................................................      75,915         73,967         75,440         72,416


          See notes to consolidated financial statements on Form 10-Q.


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                -------------------------------
                                                                                    2003               2002
                                                                                ------------       ------------
                                                                                    (THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES
  Net income from continuing operations .....................................   $    143,856       $     72,091
   Adjustments to reconcile net income from continuing operations to net cash used in operating activities:
     Provision for loan losses ..............................................         79,936             70,188
      Net decrease in residual interests in securitized loans ...............         20,503             17,464
      Deferred income tax expense ...........................................         78,580             40,149
      Depreciation and amortization .........................................         14,412             13,666
      Change in other assets and liabilities ................................         34,774             12,347
                                                                                ------------       ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE LOANS HELD
           FOR SALE ACTIVITY ................................................        372,061            225,905
      Originations of loans held for sale ...................................     (8,734,080)        (4,292,251)
      Sales of and payments from loans held for sale ........................      7,313,437          3,818,046
                                                                                ------------       ------------
         NET CASH USED IN OPERATING ACTIVITIES ..............................     (1,048,582)          (248,300)

INVESTING ACTIVITIES
  Originations and advances funded for loans held for portfolio .............     (2,241,329)        (1,554,673)
  Payments from and sales of loans held for portfolio .......................      1,672,817          1,282,377
  Investment securities available for sale:
    Purchases ...............................................................       (363,402)          (348,844)
    Maturities or repayments ................................................        651,411            330,421
  Cash contributions to discontinued insurance operations ...................         (6,625)           (10,934)
  Purchases of property and equipment .......................................        (13,615)            (3,025)
                                                                                ------------       ------------
         NET CASH USED IN INVESTING ACTIVITIES ..............................       (300,743)          (304,678)

FINANCING ACTIVITIES
  Deposits accepted, net of repayments ......................................      1,349,397            141,910
  FHLB advances, net of repayments ..........................................        525,000            511,000
  Extinguishment of Senior Notes and LYONs ..................................        (49,248)           (74,874)
  Dividends paid ............................................................         (7,506)            (5,690)
  Stock options exercised ...................................................          1,744                  -
  Decrease (increase) in deferred compensation plans ........................            872               (120)
                                                                                ------------       ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................      1,820,259            572,226

Increase in cash and cash equivalents .......................................        470,934             19,248
  Cash and cash equivalents at beginning of year ............................        236,376            151,204
                                                                                ------------       ------------
  Cash and cash equivalents at end of period ................................   $    707,310       $    170,452
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


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                   (UNAUDITED)



NOTE A:  BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

     These consolidated statements of Fremont General Corporation and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, adjustments (consisting of normal accruals) have been made as management considers necessary for fair presentations. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.


NOTE B: LOANS RECEIVABLE AND HELD FOR SALE

     Loans receivable consist of commercial and residential real estate loans and syndicated commercial loans. Commercial real estate loans, which are primarily variable rate (based upon six-month LIBOR and a margin), represent loans secured primarily by first mortgages on properties such as office, retail, industrial, lodging, multi-family and commercial mixed-use properties. The commercial real estate loans are comprised of permanent, bridge and construction loans of relatively short duration (rarely more than five years in length of term and typically shorter, such as two to three years). As of September 30, 2003, the Company had $1.16 billion in unfunded commitments under existing bridge and construction loans and $301.7 million in unfunded commitments under loans not yet booked. Due to the variability in the timing of the funding of these unfunded commitments, and the extent to which they are ultimately funded, caution should be used in attempting to use these amounts as a basis for predicting future outstanding loan balances. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $109.4 million, $93.2 million, and $114.7 million as of September 30, 2003, December 31, 2002, and September 30, 2002, respectively. The Company's commercial real estate loans receivable include mezzanine loans (second mortgage loans, subordinate to the Company's senior or first mortgage loans) in the amounts of $35.3 million, $21.8 million, and $11.9 million as of September 30, 2003, December 31, 2002, and September 30, 2002, respectively. The interest rates charged by the Company on mezzanine loans are higher than the interest rates on the Company's senior or first mortgage loans; however, the mezzanine loans do carry the additional risk of a subordinated position in the borrowing entity's capital structure.

     Residential real estate loans receivable have loan terms for up to thirty years and are secured by first deeds of trust on single-family residences. The Company's residential real estate loans receivable and held for sale typically have a significant concentration (generally 70% or above) of "hybrid" loans which have a fixed rate of interest for an initial period (i.e. two years) after origination, after which the interest rate is adjusted to a rate equal to the sum of six-month LIBOR and a margin as set forth in the mortgage note. The interest rate then adjusts at each six-month interval thereafter, subject to various lifetime and periodic rate caps and floors. The loans are generally made to borrowers who do not satisfy all of the credit, documentation and other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac, and are commonly referred to as "sub-prime". Syndicated commercial loans are variable rate senior commercial loans and are generally secured by substantially all of the assets of the borrower.

     The following table details the net loans receivable as of September 30, 2003 (thousands of dollars):

                                                                                                  SYNDICATED
                                                                     COMMERCIAL    RESIDENTIAL    COMMERCIAL
                                                                     REAL ESTATE   REAL ESTATE  LOANS AND OTHER       TOTAL
                                                                     -----------   -----------  ---------------    -----------

Loans receivable outstanding .....................................   $ 4,137,584    $ 630,327   $        11,155    $ 4,779,066
Participations sold ..............................................      (109,359)           -                 -       (109,359)
                                                                     -----------    ---------   ---------------    -----------
Loans receivable outstanding, net of participations sold .........     4,028,225      630,327            11,155      4,669,707
Deferred origination fees and costs ..............................       (30,030)       6,155              (720)       (24,595)
                                                                     -----------    ---------   ---------------    -----------
Loans receivable outstanding before allowance for loan losses ....     3,998,195      636,482            10,435      4,645,112
Allowance for loan losses ........................................      (192,517)     (12,453)           (2,068)      (207,038)
                                                                     -----------    ---------   ---------------    -----------
Loans receivable-net .............................................   $ 3,805,678    $ 624,029   $         8,367    $ 4,438,074
                                                                     ===========    =========   ===============    ===========

     Loans held for sale consist solely of residential real estate loans (primarily first trust deeds, but also second trust deeds) which are aggregated prior to their sale and are carried at the lower of aggregate amortized cost or market. Market values are based upon current market yields required by investors for pools of similar loans. Amortized cost includes the unpaid loan principal balance, and SFAS No. 91 costs of origination, less the net amount of fees received from the borrower. The Company has established a valuation reserve for its loans held for sale based upon the type of loans held and the amount of time the loans have been held. Valuation adjustments to lower carrying values to market are recorded in current operations as a component of the net gain or loss on the sale of the residential real estate loans. Interest earned on loans held for sale is recorded as interest income until the date of sale.

NOTE C: RESIDUAL INTEREST IN SECURITIZED LOANS AND MORTGAGE SERVICING ASSET

     During the third quarter of 2003, the Company sold $561.6 million in residential real estate loans through a securitization transaction that incorporated the sale of a net interest margin (NIM) security. The securitization (inclusive of the NIM) was structured to meet the requirements of a sale of loans under SFAS No. 140 and, as a result, the loans sold were appropriately removed from the Company's balance sheet. The Company added to its consolidated balance sheet the cash received from the net proceeds of the transaction, as well as a mortgage servicing asset and a residual interest in the securitized loans. The Company services the loans in the securitization and the mortgage servicing asset represents the discounted amount of the excess of the estimated servicing fees to be received over the estimated costs to be incurred in performing the servicing functions. The residual interest in the securitized loans represents the discounted amount of the estimated future cash flows to be received by the Company from its residual interest in the securitization once the NIM has been paid off in full. The residual cash flows are subject to substantial credit, prepayment and interest rate risk on the loans sold into the securitization. The realization of the mortgage servicing asset is subject to substantial prepayment risk, as well as the risk of increases in the cost of performing the servicing functions. These assets are recorded at the Company's estimate of their fair value. The Company, in determining fair value, utilizes what it believes are appropriate prepayment, default, loss severity, interest rate, servicing cost and discount rate assumptions.


NOTE D: DEBT - FREMONT GENERAL CORPORATION

     The debt of the holding company, Fremont General Corporation ("FGC"), is detailed in the following table; none of the debt of FGC is guaranteed by the Company's industrial bank, Fremont Investment & Loan ("FIL") (thousands of dollars):

                                                                               SEPTEMBER 30,
                                                                                  2003
                                                                                ---------


       Senior Notes due 2004, less discount ($18) ...........................   $  22,367
       Senior Notes due 2009, less discount ($1,795) ........................     188,905
       Liquid Yield Option Notes due 2013, less discount ($2,072) ...........       3,148
       Mandatorily redeemable preferred securities of subsidiary
         trust ("Preferred Securities") .....................................     100,000
                                                                                ---------
                                                                                $ 314,420
                                                                                ==========

     The Preferred Securities represent the "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company junior subordinated debentures" that have been reclassified to a liability in the consolidated balance sheet at September 30, 2003 pursuant to SFAS No.

150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The consolidated balance sheet at December 31, 2002 has not been restated pursuant to this new standard.


NOTE E: DEPOSITS, FHLB ADVANCES AND WAREHOUSE LINES OF CREDIT - FREMONT
        INVESTMENT & LOAN

     FIL funds its operations through the issuance of deposits which are insured up to certain limits by the Federal Deposit Insurance Corporation ("FDIC"), Federal Home Loan Bank ("FHLB") advances and warehouse lines of credit.

     Certificates of deposit as of September 30, 2003 are detailed by maturity and rates as follows (thousands of dollars):



                           MATURING BY             WEIGHTED
            AMOUNT         SEPTEMBER 30,         AVERAGE RATE
         -----------       ------------          ------------
         $ 4,133,197           2004                  2.09%
              96,259           2005                  3.63%
              94,225           2006                  5.43%
                 108           2007                  4.34%
               2,196           2008                  4.73%
              48,157           2009                  5.38%
         -----------                             ------------
         $ 4,374,142                                 2.23%
         ===========                             ============


     Of the total certificates of deposit outstanding at September 30, 2003, $1.85 billion were obtained through brokers.

     The FHLB advances are collateralized by loans pledged to the FHLB. The following table details the amounts due the FHLB as of September 30, 2003 by maturities and rates (thousands of dollars):



                           MATURING BY             WEIGHTED
            AMOUNT          SEPTEMBER             AVERAGE RATE
         -----------       ------------          ------------
         $ 1,385,000           2004                  1.96%
             315,000           2005                  1.79%
         -----------                             ------------
         $ 1,700,000                                 1.93%
         ===========                             ============


     FIL entered into a $500 million master loan and security agreement during July of 2003 with Greenwich Capital Financial Products, Inc. ("Greenwich"). This agreement, which expires in July 2004, provides secured financing solely for FIL's residential real estate loans held for sale or securitization and contains certain restrictive financial and other covenants, which require FIL to, among other things, maintain certain capital and liquidity levels. As of September 30, 2003, FIL was in compliance with the financial and other covenants contained in the agreement and there were no amounts outstanding under this facility.

     During October of 2003, FIL entered into a $500 million master repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC ("CSFB"). This agreement, which also provides secured financing solely for FIL's residential real estate loans held for sale or securitization, expires in October 2004 and contains certain restrictive financial and other covenants that are similar to the Greenwich facility. Neither the Greenwich or the CSFB credit facilities are guaranteed by FGC.


NOTE F: INDUSTRIAL BANK REGULATORY CAPITAL

     FIL is subject to regulatory capital guidelines as promulgated by the FDIC and is required to maintain certain capital ratios. The minimum ratios to be well-capitalized or adequately capitalized and FIL's actual regulatory capital and ratios as of September 30, 2003 were as follows (thousands of dollars):

                                                                    TIER 1 RISK-BASED       TOTAL RISK-BASED
                                              TIER 1 LEVERAGE        CAPITAL (TO RISK       CAPITAL (TO RISK
                                             (AVERAGE ASSETS)        WEIGHTED ASSETS)       WEIGHTED ASSETS)
                                            ------------------      -----------------      -----------------
                                              AMOUNT    RATIO         AMOUNT    RATIO        AMOUNT    RATIO
                                            ---------   ------      ---------   -----      ---------   -----

Minimum ratios for:
       Well-capitalized ................                  5.00%                  6.00%                 10.00%
       Adequately capitalized ..........                  3.00%                  4.00%                  8.00%
Actual amounts and ratios:

       September 30, 2003 ..............    $ 729,185     9.80%     $ 729,185   11.84%     $ 808,034    13.12%


NOTE G: DISCONTINUED INSURANCE OPERATIONS IN REGULATORY LIQUIDATION

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

     While the Company owns 100% of the common stock of FIC, the assets and liabilities of FIC are excluded from the accompanying Consolidated Balance Sheet as the Company no longer has effective control over the operation of this subsidiary.


NOTE H: EXTINGUISHMENT OF DEBT

     The Company extinguished debt that resulted in gains that are included in non-interest income in the accompanying Consolidated Statement of Operations. The amounts are summarized in the following table:

                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                 -----------------------     ---------------------
                                                                    2003          2002          2003        2002
                                                                 ---------      --------     ---------    --------
                                                                                (THOUSANDS OF DOLLARS)

7.70% SENIOR NOTES DUE 2004:
Par Value of debt extinguished ...............................   $       -      $ 23,000     $ 49,325     $ 73,815
Pre-tax gain on extinguishment ...............................           -         1,117           25        2,965


LIQUID YIELD OPTION NOTES DUE 2013 ("LYONS"):
Principal amount of debt extinguished ........................   $       -      $      -     $      -     $  2,269
Pre-tax gain on extinguishment ...............................           -             -            -           80

NOTE I: TOTAL COMPREHENSIVE INCOME

     The components of total comprehensive income are summarized in the following table:

                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                                        ----------------------       -----------------------
                                                                          2003          2002           2003           2002
                                                                        --------      --------       ---------      --------
                                                                                        (THOUSANDS OF DOLLARS)


Net income ..........................................................   $ 55,493      $ 30,496       $ 188,164      $ 72,091
Other comprehensive income (loss):
  Net change in unrealized gains during the period ..................         17           (25)            (23)          (47)
  Less deferred income tax (expense) benefit ........................         (7)            9              10            17
                                                                        --------      --------       ---------      --------
    Other comprehensive income (loss) ...............................         10           (16)            (13)          (30)
                                                                        --------      --------       ---------      --------
Total comprehensive income ..........................................   $ 55,503      $ 30,480       $ 188,151      $ 72,061
                                                                        ========      ========       =========      ========


NOTE J: OPERATIONS BY REPORTABLE SEGMENT

     The Company's business is engaged in four reportable segments: commercial real estate; residential real estate; syndicated commercial and retail banking. Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that are not allocated to the reportable segments.

     The following data for the three and nine months ended September 30, 2003 and 2002 provide certain information related to the reportable segment disclosure. Intersegment eliminations relate to the credit allocated to retail banking for operating funds provided to the other three reportable segments.

                                        COMMERCIAL    RESIDENTIAL   SYNDICATED    RETAIL                 INTERSEGMENT      TOTAL
                                        REAL ESTATE   REAL ESTATE   COMMERCIAL    BANKING    CORPORATE   ELIMINATIONS   CONSOLIDATED
                                        -----------   -----------   ----------   ---------   ---------   ------------   ------------
                                                                        (THOUSANDS OF DOLLARS)


THREE MONTHS ENDED SEPTEMBER 30, 2003
  Total revenues ....................   $    79,377    $ 125,638    $       49   $  34,780   $   1,079   $   (34,394)   $    206,529
  Net interest income ...............        53,101       41,977           (22)      3,993      (4,901)            -          94,148
  Income before income taxes ........        17,565       97,142          (214)         (3)    (20,018)            -          94,472


THREE MONTHS ENDED SEPTEMBER 30, 2002
  Total revenues ....................   $    71,512     $ 97,721    $      532   $  39,730   $   2,338   $   (39,532)   $    172,301
  Net interest income ...............        41,914       24,118           223       3,811      (5,905)            -          64,161
  Income before income taxes ........         2,702       73,022        (4,680)         (4)    (18,857)            -          52,183


NINE MONTHS ENDED SEPTEMBER 30, 2003
  Total revenues ....................   $   233,488    $ 333,475    $      684   $ 108,080   $   6,323   $  (107,288)   $    574,762
  Net interest income ...............       149,554      104,740          (202)     12,604     (15,607)            -         251,089
  Income before income taxes ........        43,728      255,648         3,928         (97)    (58,324)            -         244,883


NINE MONTHS ENDED SEPTEMBER 30, 2002
  Total revenues ....................   $   215,403    $ 205,827    $    2,539   $ 122,841    $  6,902   $  (121,118)   $    432,394
  Net interest income ...............       122,029       61,247         1,095      11,309     (19,236)            -         176,444
  Income before income taxes ........        44,852      135,655       (13,250)      1,312     (46,373)            -         122,196



 NOTE K: EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and nine months ended September 30, 2003 and 2002:

                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                                       -----------------------      -----------------------
                                                                          2003          2002          2003           2002
                                                                       ---------      --------      ---------      --------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income from continuing operations
  (numerator for basic earnings per share) ..........................   $ 55,493      $ 30,496      $ 143,856      $ 72,091
Effect of dilutive securities:
  LYONs .............................................................         23            23             70            86
                                                                        --------      --------      ---------      --------
Net income from continuing operations available to
  common stockholders after assumed conversions
  (numerator for diluted earnings per share) ........................   $ 55,516      $ 30,519      $ 143,926      $ 72,177
                                                                        ========      ========      =========      ========

Weighted-average shares
  (denominator for basic earnings per share) ........................     70,301        67,292         69,915        66,697

Effect of dilutive securities:
  Restricted stock ..................................................      5,386         6,470          5,295         5,514
  LYONs .............................................................        202           205            204           205
  Stock options .....................................................         26             -             26             -
                                                                        --------      --------      ---------      --------
Dilutive potential common shares ....................................      5,614         6,675          5,525         5,719
                                                                        --------      --------      ---------      --------
Adjusted weighted-average shares and assumed
  conversions (denominator for diluted earnings per share) ..........     75,915        73,967         75,440        72,416
                                                                        ========      ========      =========      ========

Basic earnings per share ............................................   $   0.79      $   0.45      $    2.06      $   1.08
                                                                        ========      ========      =========      ========

Diluted earnings per share ..........................................   $   0.73      $   0.41      $    1.91      $   1.00
                                                                        ========      ========      =========      ========


NOTE L: NEW ACCOUNTING STANDARDS

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

     In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46") that requires the consolidation of variable-interest entities ("VIEs") if the business enterprise has a controlling financial interest in the VIE. Also, FIN 46 requires disclosure about a VIE that a company holds a significant interest in, but is not required to consolidate. The implementation date of this interpretation has been deferred until December 31, 2003 for calendar year public companies that held variable interests in entities that were acquired prior to February 1, 2003. The Company does not believe the implementation of FIN 46 will have a significant impact on the Company's financial position and results of operations.

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

    o the ability to access the necessary capital resources in a cost-effective manner to fund loan originations, the condition of the whole loan sale and securitization markets and the timing of sales and securitizations;

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

    o the variability in determining the level of the allowance for loan losses and the fair value of the mortgage servicing assets and residual interests in securitizations;

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


RESULTS OF OPERATIONS

     The Company reported net income of $55,493,000 and $188,164,000 for the third quarter and nine months ended September 30, 2003, respectively. This is compared to net income of $30,496,000 and $72,091,000 for the respective periods in 2002. The following table presents a summary of the Company's income before income taxes and net income for the quarterly and nine month periods ended September 30, 2003 and 2002, respectively:

                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       -------------------------      -------------------------
                                                                          2003           2002            2003            2002
                                                                       ---------       ---------      ---------       ---------
                                                                                        (THOUSANDS OF DOLLARS)

Income (loss) before income taxes:
  Financial services ...............................................   $ 110,715       $  68,045      $ 293,975       $ 164,328
  Unallocated corporate interest and other expenses ................     (16,243)        (15,862)       (49,092)        (42,132)
                                                                       ---------       ---------      ---------        --------
Income before income taxes from continuing operations ..............      94,472          52,183        244,883         122,196
Income tax expense .................................................     (38,979)        (21,687)      (101,027)        (50,105)
                                                                       ---------       ---------      ---------        --------
Net income from continuing operations ..............................      55,493          30,496        143,856          72,091
Discontinued insurance operations in regulatory
  liquidation, net of tax ..........................................           -               -         44,308               -
                                                                       ---------       ---------      ---------        --------
Net income .........................................................   $  55,493       $  30,496      $ 188,164        $ 72,091
                                                                       =========       =========      =========        ========

     The following table summarizes the Company's financial services operation's income before taxes for the respective periods indicated:

                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                       ------------------------     -------------------------
                                                                          2003          2002           2003           2002
                                                                       ---------      ---------      ---------      ---------
                                                                                       (THOUSANDS OF DOLLARS)

FINANCIAL SERVICES
Interest and fee income on loans ...................................   $ 137,375      $ 111,309      $ 380,400      $ 317,621
Interest income on investment securities ...........................         884          1,011          3,200          2,714
                                                                       ---------      ---------      ---------      ---------
   Total interest income ...........................................     138,259        112,320        383,600        320,335
Interest expense ...................................................      38,020         40,393        113,500        118,888
                                                                       ---------      ---------      ---------      ---------
   Net interest income .............................................     100,239         71,927        270,100        201,447
Provision for loan losses ..........................................      29,407         33,764         79,936         70,188
                                                                       ---------      ---------      ---------      ---------
   Net interest income after provision for loan losses .............      70,832         38,163        190,164        131,259
Net gain on:
  Whole loan sales and securitizations of residential
    real estate loans ..............................................      62,047         54,914        151,519         96,149
  Sale of residual interests in securitizations ....................           -              -         17,503              -
Other non-interest income ..........................................       6,030          3,750         20,452         11,792
Operating expenses .................................................     (28,194)       (28,782)       (85,663)       (74,872)
                                                                       ---------      ---------      ---------      ---------
Income before income taxes .........................................   $ 110,715      $  68,045      $ 293,975      $ 164,328
                                                                       =========      =========      =========      =========



THIRD QUARTER OF 2003 AS COMPARED TO THIRD QUARTER OF 2002

     The Company recorded net income from continuing operations of $55.5 million for the third quarter of 2003 as compared to $30.5 million for the third quarter of 2002. This increase is due to an increase in the pre-tax income generated by the Company's financial services operation.

     The Company's financial services operation recorded income before taxes of $110.7 million for the third quarter of 2003 as compared to $68.0 million for the third quarter of 2002. The increase in income before taxes for the third quarter of 2003 represents a 63% increase over the results for the third quarter of 2002 and is primarily a result of increased levels of net interest income and net gain on the sale of residential real estate loans, and a lower provision for loan losses.

     The following table identifies the interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins for the Company's financial services operation for the third quarter of 2003 and 2002:

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------------------------------------------------
                                                              2003                                     2002
                                               ----------------------------------       ---------------------------------
                                                 AVERAGE                   YIELD/         AVERAGE                  YIELD/
                                                 BALANCE     INTEREST     COST (1)        BALANCE     INTEREST    COST (1)
                                               -----------   ----------   -------       ----------    ---------   -------
                                                                  (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (2):
  Commercial real estate loans .............   $ 3,942,746   $   77,220      7.77%      $ 3,522,057   $  70,725      7.97%
  Residential real estate loans (3) ........     3,321,231       60,106      7.18         1,890,211      40,052      8.41
  Syndicated commercial loans ..............         7,291           49      2.67            47,741         532      4.42
  Investment securities ....................       171,132          884      2.05           158,422       1,011      2.53
                                               -----------   ----------   -------       -----------   ---------   -------
    Total interest-earning assets ..........   $ 7,442,400   $  138,259      7.37%      $ 5,618,431   $ 112,320      7.93%
                                               ===========   ==========   =======       ===========   =========   =======

Interest-bearing liabilities:
  Time deposits ............................   $ 3,796,110   $   23,293      2.43%      $ 3,358,064   $  28,684      3.39%
  Savings deposits .........................     1,452,293        7,109      1.94         1,087,393       7,037      2.57
  Debt with FHLB ...........................     1,368,837        7,085      2.05           612,914       4,630      3.00
  Warehouse line of credit .................        29,109          176      2.40                 -           -         -
  Other ....................................        31,636          357      4.48             8,345          42      2.00
                                               -----------   ----------   -------       -----------   ---------   -------
    Total interest-bearing liabilities .....   $ 6,677,985   $   38,020      2.26%      $ 5,066,716   $  40,393      3.16%
                                               ===========   ==========   =======       ===========   =========   =======

Net interest income ........................                 $  100,239                               $  71,927
                                                             ==========                               =========

Percent of average interest-earning assets(1):
  Interest income ..........................                       7.37%                                   7.93%
  Interest expense .........................                       2.03%                                   2.85%
                                                             ----------                               ---------
    Net interest margin ....................                       5.34%                                   5.08%
                                                             ==========                               =========


(1)  Annualized.
(2)  Average loan balances include non-accrual loan balances and exclude residual interests in securitized loans.
(3)  Includes loans held for sale and other consumer loans.

     The net interest income for the third quarter of 2003 was $100.2 million as compared to $71.9 million for the third quarter of 2002. The increase in net interest income is primarily a result of an increase in the average interest-earning assets. Average interest-earning assets increased 32% to $7.44 billion during the third quarter of 2003, as compared to $5.62 billion during the third quarter of 2002. The net interest income margin also increased to an annualized 5.34% for the third quarter of 2003 from 5.08% for the third quarter of 2002. The increase in the Company's net interest margin is due primarily to higher net spreads between the commercial real estate loan yields and the effective cost of funds employed to fund these assets as the interest yields on deposits declined on a quarter-to-quarter comparison more than the yields on commercial real estate loans did. This is due in part to the presence of interest rate floors (in which the total of the variable base rate, such as six-month LIBOR, plus the related spread on a commercial real estate loan will not contractually drop below a certain absolute level) on a significant number of the Company's commercial real estate loans. The higher margin contribution from the commercial real estate portfolio was partially offset by a compression in the margin for residential real estate loans. The residential real estate loans are primarily comprised of loans held for sale which were predominately originated in or just before the quarterly periods presented; loans originated in or before the third quarter of 2003 had lower margins than in the third quarter of 2002 due to differing interest rate conditions.

       The net gain on the sale of residential real estate loans, net of reductions in the carrying valuations of loans held for sale, increased from $54.9 million in the third quarter of 2002 to $62.0 million for the third quarter of 2003. This increase is primarily attributable to a significant increase in the volume of loans sold in the two comparable quarters, offset by a significantly lower gross premium received on loan sales during the quarter of 2003, as compared to the third quarter of 2002. A total of $2.78 billion in loans were sold (including loans sold via securitization) during the third quarter of 2003, as compared to loan sales of $1.65 billion during the third quarter of 2002. The average gross premium on loans sold during the third quarter of 2002 was 5.26% as compared to an average of 4.32% for the third quarter of 2003. The average gross premiums realized during the third quarter of 2002 is outside of the normal parameters expected to be experienced by the Company; the average realized during the third quarter of 2003 is consistent with the historical range of expected normal market conditions. Such premiums have exhibited, and are expected to continue to exhibit, variability (often significant) based on various economic and interest rate environments. The net gain percentage (net gain after allocated costs and adjustments to the carrying valuations of loans held for sale, divided by net loans sold) on these sales decreased from 3.33% in the third quarter of 2002 to 2.23% in the third quarter of 2003.

     The provision for loan losses decreased to $29.4 million for the third quarter of 2003 as compared to $33.8 million for the third quarter of 2002. The moderate decrease in loss provision for the third quarter of 2003 is primarily due to an expected higher realization on certain of the Company's non-accrual loans and foreclosed commercial real estate properties.

     The Company's net loans receivable (excluding loans held for sale), before the allowance for loan losses, were approximately $4.65 billion at September 30, 2003, as compared to $4.14 billion and $4.11 billion at December 31, 2002 and September 30, 2002, respectively. The Company's residential real estate loans held for sale have increased from $1.23 billion at September 30, 2002 to $3.09 billion at September 30, 2003; this increase is reflective of a significant increase in loan production volume - during the third quarter of 2002, residential real estate loan originations totaled $1.75 billion as compared to $3.92 billion for the third quarter of 2003.

     The unallocated corporate interest and other expense loss before taxes for the quarter ended September 30, 2003, was $16.2 million as compared to $15.9 million for the same quarter in 2002. While interest expense was $1.4 million lower in the third quarter of 2003 (due to lower levels of holding company debt outstanding) than in the third quarter of 2002, compensation expense was higher by $0.8 million during the third quarter of 2003; in addition, during the third quarter of 2002, the Company realized a gain on the extinguishment of debt of $1.1 million.

     During the third quarter of 2002, the Company extinguished $23.0 million in principal amount of its 7.70% Senior Notes due 2004, resulting in a pre-tax gain of $1.1 million. The Company did not extinguish any of its Senior Notes during the third quarter of 2003.

     Income tax expense of $39.0 million and $21.7 million for the quarters ended September 30, 2003 and 2002, respectively, represents effective tax rates of 41.3% and 41.6%, respectively, on income before income taxes from continuing operations of $94.5 million and $52.2 million for the same respective periods. The effective tax rates for both periods presented are different than the federal enacted tax rate of 35%, due mainly to various state income tax provisions within the Company's financial services operation.


FIRST NINE MONTHS OF 2003 AS COMPARED TO FIRST NINE MONTHS OF 2002

     The Company recorded net income from continuing operations of $143.9 million for the first nine months of 2003 as compared to $72.1 million for the first nine months of 2002. This represents an increase of 99% for the first nine months of 2003 over the first nine months of 2002. This increase is due to an increase in the Company's financial services operation's pre-tax income results. The Company's total net income for the first nine months of 2003 was $188.2 million, which is comprised of the $143.9 million in net income from continuing operations and an after tax gain of $44.3 million

(recognized during the second quarter of 2003) on the reversal of the accrual for the potential cash contributions to the Company's discontinued insurance operations in regulatory liquidation.

     For the first nine months of 2003, the Company's financial services operation recorded income before taxes of $294.0 million, as compared to $164.3 million for the first nine months of 2002. This increase represents a 79% increase over the results for the first nine months of 2002. The increase is primarily the result of increased levels of net interest income and net gain on the sale of residential real estate loans, a net gain on the sale of residual interests in three securitizations in the amount of $17.5 million, offset by increases in the provision for loan losses and operating expenses.

     The following table identifies the interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins for the Company's financial services operation for the first nine months of 2003 and 2002:

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------------------------------------------------
                                                              2003                                     2002
                                               ----------------------------------       ---------------------------------
                                                 AVERAGE                   YIELD/         AVERAGE                  YIELD/
                                                 BALANCE      INTEREST    COST (1)        BALANCE     INTEREST    COST (1)
                                               -----------   ----------   -------       ----------    ---------   -------
                                                                   (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (2):
  Commercial real estate loans .............   $ 3,846,399   $ 225,573       7.84%      $ 3,492,511   $ 212,848      8.15%
  Residential real estate loans (3) ........     2,764,769     154,678       7.48         1,589,704     102,296      8.60
  Syndicated commercial loans ..............        13,843         149       1.44            69,197       2,476      4.78
  Investment securities ....................       180,069       3,200       2.38           139,546       2,715      2.60
                                               -----------   ---------    -------       -----------   ---------   -------
    Total interest-earning assets ..........   $ 6,805,080   $ 383,600       7.54%      $ 5,290,958   $ 320,335      8.09%
                                               ===========   =========    =======       ===========   =========   =======

Interest-bearing liabilities:
  Time deposits ............................   $ 3,676,327   $  73,996       2.69%      $ 3,273,184   $  88,120      3.60%
  Savings deposits .........................     1,341,291      20,690       2.06         1,058,897      21,688      2.74
  Debt with FHLB ...........................     1,033,937      17,920       2.32           448,660       8,993      2.68
  Warehouse line of credit .................         9,810         176       2.40                 -           -         -
  Other ....................................        20,681         718       4.64             5,787          87      2.01
                                               -----------   ---------    -------       -----------   ---------   -------
    Total interest-bearing liabilities .....   $ 6,082,046   $ 113,500       2.50%      $ 4,786,528   $ 118,888      3.32%
                                               ===========   =========    =======       ===========   =========   =======

Net interest income ........................                 $ 270,100                                $ 201,447
                                                             =========                                =========

Percent of average interest-earning assets(1):
  Interest income ..........................                      7.54%                                    8.09%
  Interest expense .........................                      2.23%                                    3.00 %
                                                             ---------                                ---------
    Net interest margin ....................                      5.31%                                    5.09%
                                                             =========                                =========


(1)  Annualized.
(2)  Average loan balances include non-accrual loan balances and exclude residual interests in securitized loans.
(3)  Includes loans held for sale and other consumer loans.

     Net interest income for the first nine months of 2003 was $270.1 million as compared to $201.4 million for the first nine months of 2002. The increase in net interest income is primarily a result of an increase in the average interest-earning assets. Average interest-earning assets increased 29% to $6.81 billion during the first nine months of 2003 from $5.29 billion for the first nine months of 2002. The net interest income margin also increased to an annualized 5.31% during the first nine months of 2003 as compared to 5.09% during the first nine months of 2002. The margin expansion is a result of the Company's cost of funds decreasing more than the yields on the Company's commercial real estate portfolio, offset by margin compression experienced in the residential real estate loans held for sale.

     The gain on the sale of residential real estate loans increased during the first nine months of 2003 primarily as a result of significantly increased levels of loan sales (including loans sold via securitization). The net gain on sale from whole loan sales and securitizations increased to $151.5 million during the first nine months of 2003, as compared to $96.1 million for the same period in 2002. The increase in loan sales volume is driven by a significant increase in loan origination volume. During the first nine months of 2003 and 2002, total loan sales were $7.31 billion and $3.82 billion, respectively, and loan origination volume was $9.16 billion and $4.61 billion, respectively. The average gross premium on loans sold during the first nine months of 2003 was 4.28% as compared to 4.53% for the same period in 2002. The net gain percentage (net gain after allocated costs and adjustments to the carrying valuations of loans held for sale, divided by net loans sold) for the first nine months of 2003 was 2.07% as compared to 2.52% for the first nine months of 2002, reflecting the decrease in gross premiums realized.

     The provision for loan losses increased to $79.9 million for the first nine months of 2003 as compared to $70.2 million for the first nine months of 2002; this increase is primarily reflective of an increasingly higher level of commercial real estate non-performing assets during the first nine months of 2003.

     During the first nine months of 2003, the Company extinguished $49.3 million in principal amount of its 7.70% Senior Notes due 2004, with a pre-tax gain of $25,000. During the first nine months of 2002, the Company extinguished $73.8 million in principal amount of its 7.70% Senior Notes due 2004 and $2.3 million in principal amount at maturity of its LYONs, with a pre-tax gain of $3.0 million.

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

     Income tax expense of $101.0 million and $50.1 million for the nine month periods ended September 30, 2003 and 2002, respectively, represents effective tax rates of 41.3% and 41.0%, respectively, on income before taxes from continuing operations of $244.9 million and $122.2 million for the same respective periods. The effective tax rates for both periods differ from the federal enacted tax rate of 35% primarily due to various state income tax provisions within the Company's financial services operation.


LOANS RECEIVABLE AND HELD FOR SALE

     The following table shows detail for the Company's loans receivable outstanding as of the dates indicated:

                                                                    SEPTEMBER 30,     DECEMBER 31,    SEPTEMBER 30,
                                                                         2003             2002             2002
                                                                     -----------      -----------      -----------
                                                                                 (THOUSANDS OF DOLLARS)

Commercial real estate loans:
  Bridge .........................................................   $ 1,761,328      $ 1,712,085      $ 1,646,866
  Permanent ......................................................     1,352,036        1,393,427        1,358,313
  Construction ...................................................       637,444          328,974          338,582
  Single tenant credit ...........................................       277,417          296,787          298,970
                                                                     -----------      -----------      -----------
                                                                       4,028,225        3,731,273        3,642,731
Residential real estate loans (first trust deeds) ................       630,327          392,061          433,839
Syndicated commercial loans ......................................         6,958           26,216           41,472
Other - consumer loans ...........................................         4,197            4,272            4,711
                                                                     -----------      -----------      -----------
                                                                       4,669,707        4,153,822        4,122,753
Deferred origination fees and costs ..............................       (24,595)         (15,937)         (13,512)
                                                                     -----------      -----------      -----------
  Loans receivable before allowance for loan losses ..............     4,645,112        4,137,885        4,109,241
Allowance for loan losses ........................................      (207,038)        (161,190)        (137,629)
                                                                     -----------      -----------      -----------
  Loans receivable, net of allowance for loan losses .............   $ 4,438,074      $ 3,976,695      $ 3,971,612
                                                                     ===========      ===========      ===========


     As of September 30, 2003, approximately 38.1% and 12.8% of the Company's commercial real estate loans outstanding were secured by properties located within California and New York, respectively; no other state represented greater than 8% of the loan portfolio. The Company's continued geographic expansion has resulted in a decline in the percentage of commercial real estate loans secured by properties within California from 47.6% at December 31, 2002 to 38.1% as of September 30, 2003. The Company's largest single individual commercial real estate loan outstanding at September 30, 2003 was $68.3 million with a total loan commitment of $73.2 million. The Company, however, has two separate loans, which are cross-collateralized and cross-defaulted, with the same investment fund on a related real estate project. The combined loan principal outstanding and total loan commitment of these two loans at September 30, 2003 is $75.0 million and $81.9 million, respectively. The Company's largest net commitment for a single loan at September 30, 2003 was $104.0 million; this represents the maximum potential loan amount to the borrower. In addition, the commercial real estate loan portfolio's largest concentration by common investor or sponsor totaled $124.5 million in loan principal outstanding and $148.8 million in total loan commitment at September 30, 2003, and is comprised of four separate loans, each of which was performing as of September 30, 2003.

     The following table stratifies the commercial real estate portfolio by loan amounts outstanding as of September 30, 2003 (in thousands of dollars, except percents and number of loans):

                                                NUMBER      TOTAL LOANS
     LOAN SIZE RANGE                           OF LOANS     OUTSTANDING      %
 -----------------------------                 --------     -----------     ---

 $0 - $1 million ...........................        125     $    26,705       1%
 > $1 million - $5 million .................        225         638,242      16%
 > $5 million - $10 million ................        105         765,441      19%
 > $10 million - $15 million ...............         46         560,164      14%
 > $15 million - $20 million ...............         29         484,964      12%
 > $20 million - $30 million ...............         29         720,279      18%
 > $30 million - $40 million ...............         14         488,572      12%
 > $40 million - $50 million ...............          2          91,750       2%
 > $50 million .............................          4         252,108       6%
                                               --------     -----------     ---
                                                    579     $ 4,028,225     100%
                                               ========     ===========     ===

     The following tables report the non-performing asset classifications, accruing loans past due 90 days or more, loan loss experience and allowance for loan losses reconciliation of the financial services operation as of or for the respective periods ended:

                                                                    SEPTEMBER 30,     DECEMBER 31,     SEPTEMBER 30,
                                                                        2003             2002              2002
                                                                    ------------      ------------     ------------
                                                                        (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Non-accrual loans receivable:
  Commercial real estate loans ..................................   $     81,845      $     70,031     $     68,231
  Residential real estate loans .................................          7,246             5,600            5,328
  Syndicated commercial loans ...................................          6,854            11,239           11,663
                                                                    ------------      ------------     ------------
                                                                          95,945            86,870           85,222
Real estate owned ("REO"):
  Commercial real estate loans ..................................         36,426            10,598            2,999
  Residential real estate loans .................................            856               315              425
                                                                    ------------      ------------     ------------
                                                                          37,282            10,913            3,424
                                                                    ------------      ------------     ------------
Total non-performing assets ("NPA") - loans
  receivable related ............................................   $    133,227      $     97,783     $     88,646
                                                                    ============      ============     ============

NPA to total loans receivable and REO ...........................           2.85%             2.36%            2.16%
Allowance for loan losses to total loans receivable .............           4.46%             3.90%            3.35%
Allowance for loan losses to NPA ................................          155.4%            164.8%           155.3%

Accruing loans receivable past due 90 days or more:
  Commercial real estate loans ..................................   $      6,050      $          -     $      1,093
  Residential real estate loans .................................              -                 -                -
  Other .........................................................              -                 -                2
                                                                    ------------      ------------     ------------
Total accruing loans receivable past due 90 days or more ........   $      6,050      $          -     $      1,095
                                                                    ============      ============     ============


                                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                                       ------------------------      -------------------------
                                                                         2003           2002           2003            2002
                                                                       ---------      ---------      ---------       ---------
                                                                               (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)


Beginning allowance for loan losses ................................   $ 191,105      $ 117,914      $ 161,190       $ 104,179
Provision for loan losses ..........................................      29,407         33,764         79,936          70,188
Reclass of allowance for loan commitments ..........................           -         (3,259)             -          (3,259)

Charge-offs:
  Commercial real estate loans .....................................     (14,000)        (7,492)       (34,312)        (20,519)
  Residential real estate loans - portfolio ........................         (81)             -           (315)            (57)
  Syndicated commercial loans ......................................           -         (4,999)          (199)        (14,618)
  Other ............................................................           -              -              -               -
                                                                       ---------      ---------      ---------       ---------
    Total charge-offs ..............................................     (14,081)       (12,491)       (34,826)        (35,194)
                                                                       ---------      ---------      ---------       ---------

Recoveries:
  Commercial real estate loans .....................................         569          1,694            569           1,695
  Residential real estate loans - portfolio ........................          38              7            101              11
  Syndicated commercial loans ......................................           -              -             67               -
  Other ............................................................           -              -              1               9
                                                                       ---------      ---------      ---------       ---------
    Total recoveries ...............................................         607          1,701            738           1,715
                                                                       ---------      ---------      ---------       ---------
Net charge-offs ....................................................     (13,474)       (10,790)       (34,088)        (33,479)
                                                                       ---------      ---------      ---------       ---------
Ending allowance for loan losses ...................................   $ 207,038      $ 137,629      $ 207,038       $ 137,629
                                                                       =========      =========      =========       =========


Net loan charge-offs to average total loans receivable* ............        1.19%          1.04%          1.06%           1.12%


* Annualized.

                                                                    SEPTEMBER 30,     DECEMBER 31,      SEPTEMBER 30,
                                                                        2003             2002              2002
                                                                    ------------      -----------       ------------
                                                                                 (THOUSANDS OF DOLLARS)

Allocation of allowance for loan losses:
  Commercial real estate loans ..................................   $    192,517      $   147,228       $    118,885
  Residential real estate loans - portfolio .....................         12,453            7,844             15,802
  Syndicated commercial loans ...................................          2,067            6,118              2,950
  Other .........................................................              1                -                 (8)
                                                                    ------------      -----------       ------------
    Total allowance for loan losses .............................   $    207,038      $   161,190       $    137,629
                                                                    ============      ===========       ============

       Non-performing assets related to loans receivable were $133.2 million as of September 30, 2003. This is 2.85% of the total loan portfolio and REO as of September 30, 2003. This is compared to $88.6 million in total non-performing assets as of September 30, 2002, which was 2.16% of the total loan portfolio and REO as of that date. As of September 30, 2003, $118.3 million of the total $133.2 million in non-performing assets were related to the commercial real estate portfolio. The $118.3 million was comprised of sixteen non-accrual loans (the largest having a balance of $25.7 million) and ten REO properties (the largest having a balance of $7.9 million). The level of non-performing assets fluctuates and individual commercial real estate loans can have a material impact upon the total.

     During the third quarter of 2003, there were eight commercial real estate loans restructured as to their terms and included in accrual status at September 30, 2003. The total loan principal outstanding under these eight loans was $72.4 million at September 30, 2003 and the Company incurred $2.8 million in charge-offs related to the restructuring of these loans during the third quarter of 2003. During the third quarter of 2002, there were no loans, that were restructured and included in accrual status.

     The allowance for loan losses, as a percentage of total loans receivable, excluding loans held for sale, increased to 4.46% as of September 30, 2003, as compared to 3.35% at September 30, 2002. The increase in the allowance for loan losses during the third quarter of 2003, as compared to the third quarter of 2002, is primarily due to an increased level of commercial real estate loan non-performing assets as of September 30, 2003. Total net charge-offs in the third quarter of 2003 totaled $13.5 million, as compared to $10.8 million for the third quarter of 2002. The $13.5 million in net charge-offs for the third quarter of 2003 was substantially all related to commercial real estate loans; of the $10.8 million in net charge-offs for the third quarter of 2002, $5.8 million was related to commercial real estate loans and $5.0 million to syndicated commercial loans. The increase in net charge-offs for commercial real estate loans during 2003 is primarily a reflection of the effect of a contracted economic environment.

     The following table shows detail for the Company's residential real estate loans held for sale as of the dates indicated (the Company does not retain any second mortgages in its held for investment portfolio):

                                                                    SEPTEMBER 30,     DECEMBER 31,     SEPTEMBER 30,
                                                                        2003             2002             2002
                                                                    ------------      -----------      ------------
                                                                        (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Residential real estate loans held for sale:
  Loan principal outstanding:
    First trust deeds ...........................................   $  2,921,869      $ 1,591,900      $  1,158,186
    Second trust deeds ..........................................        161,367           85,736            76,115
                                                                    ------------      -----------      ------------
                                                                       3,083,236        1,677,636         1,234,301
   Deferred origination costs ...................................         39,629           19,984            14,823
   Valuation reserve ............................................        (29,077)         (24,475)          (19,552)
                                                                    ------------      -----------      ------------
     Residential real estate loans held for sale - net ..........   $  3,093,788      $ 1,673,145      $  1,229,572
                                                                    ============      ===========      ============

Non-performing assets - residential real estate loans
  held for sale ("HFS"):
     Non-accrual ................................................   $      5,957      $     6,709      $      5,312
     REO ........................................................            971            2,850             5,304
                                                                    ------------      -----------      ------------
Total non-performing assets - HFS ...............................   $      6,928      $     9,559      $     10,616
                                                                    ============      ===========      ============

Non-performing assets - HFS to total HFS and HFS REO ............           0.22%            0.57%             0.86%

Accruing loans HFS past due 90 days or more .....................   $        113      $         -      $          -
                                                                    ============      ===========      ============

     The increase in residential real estate loans held for sale is a result of significantly increased loan origination volume. The following table details residential real estate loan origination and sales for the respective periods indicated (thousands of dollars):

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                   -----------------------------      ----------------------------
                                                       2003              2002             2003            2002
                                                   -----------       -----------      -----------      -----------

Loan originations:
  First mortgage ...............................   $ 3,727,382       $ 1,635,574      $ 8,736,548      $ 4,367,813
  Second mortgage ..............................       187,924           111,510          427,251          244,253
                                                   -----------       -----------      -----------      -----------
                                                   $ 3,915,306       $ 1,747,084      $ 9,163,799      $ 4,612,066
                                                   ===========       ===========      ===========      ===========
Loan sales (net of repurchases):
  Whole loan ...................................   $ 2,222,260       $ 1,648,827      $ 6,751,860      $ 3,818,046
  Securitization ...............................       561,577                 -          561,577                -
                                                   -----------       -----------      -----------      -----------
                                                   $ 2,783,837       $ 1,648,827      $ 7,313,437      $ 3,818,046
                                                   ===========       ===========      ===========      ===========

LIQUIDITY AND CAPITAL RESOURCES

     FIL finances its lending activities primarily through Federal Deposit Insurance Corporation ("FDIC") insured customer deposits, which totaled $5.9 billion at September 30, 2003. FIL is also eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"), which financing is available based upon advance rates on certain pledged collateral and at various rates and terms. At September 30, 2003, FIL had borrowing availability with the FHLB of $1.94 billion, of which $1.70 billion was borrowed and outstanding. In addition, FIL has a line of credit with the Federal Reserve Bank of San Francisco ("FRB") with a borrowing availability of $380.2 million at September 30, 2003. There were no amounts outstanding under the line of credit with the FRB at September 30, 2003.

     FIL entered into a $500 million master loan and security agreement during July of 2003 with Greenwich Capital Financial Products, Inc. ("Greenwich"). This agreement, which expires in July 2004, provides secured financing solely for FIL's residential real estate loans held for sale or securitization and contains certain restrictive financial and other covenants, which require FIL to, among other things, maintain certain capital and liquidity levels. As of September 30, 2003, FIL was in compliance with the financial and other covenants contained in the agreement and there were no amounts outstanding under this facility. During October of 2003, FIL entered into a $500 million master repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC ("CSFB"). This agreement, which also provides secured financing solely for FIL's residential real estate loans held for sale or securitization, expires in October 2004 and contains certain restrictive financial and other covenants that are similar to the Greenwich facility. These facilities are secured by these loans and the amounts borrowed are determined by utilizing various advance rates and bear interest based on a margin over the one-month LIBOR. An additional $500 million facility providing similar financing is expected to be completed during the fourth quarter of 2003 to further expand FIL's borrowing capacity.

     The FDIC has established certain capital and liquidity standards for its member institutions, and FIL was in compliance with these standards as of September 30, 2003. The Company believes it has sufficient liquidity and capital resources to fund its financial services operation for the foreseeable future.

     As a holding company, Fremont pays its operating expenses, interest expense and stockholders' dividends, and meets its other obligations primarily from its cash on hand and intercompany tax payments from FIL. Dividends of $2.25 million and $1.44 million were paid on Fremont's common stock in the quarters ending September 30, 2003 and 2002, respectively; however, the Company can give no assurance that future common stock dividends will be declared.

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

     Fremont has cash and short term investments of $104.5 million at September 30, 2003 and no debt maturities until March of 2004 and believes that, with its other available sources of liquidity, it will have sufficient means to satisfy its liquidity needs for the foreseeable future.


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

     As part of its residential real estate mortgage banking operations, the Company enters into commitments to originate loans ("interest rate lock commitments"), which represent commitments that have been extended by the Company, generally for the period of 30 days, at a stated interest rate to its potential borrowers. The Company determined that certain of its interest rate lock commitments have met the definition of derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; however, the impact of the change in fair value of such derivative instruments is not material to the Company's results of operations. Typically, the Company hedges the risk of overall changes in the fair value for its loans held for sale through entering into forward loan sale commitments.

     Quantitative and qualitative disclosures about the Company's market risk are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. There have been no material changes in such risks or in the Company's asset and liability management activities during the nine months ended September 30, 2003.


ITEM 4.  CONTROLS AND PROCEDURES

     As of September 30, 2003, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no changes in the Company's internal controls over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

         10.1* Fourth Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 2003.

         10.2* Management Continuity Agreement between the Registrant and Gwyneth E. Colburn dated August 7, 2003.

         10.3* Management Continuity Agreement between the Registrant and Alan Faigin dated August 7, 2003.

         10.4* Management Continuity Agreement between the Registrant and Marilyn I. Hauge dated August 7, 2003.

      EXHIBIT
        NO.                                DESCRIPTION
      -------       ------------------------------------------------------------

         10.5* Management Continuity Agreement between the Registrant and Patrick E. Lamb dated August 7, 2003.

         10.6* Management Continuity Agreement between the Registrant and Kyle R. Walker dated August 7, 2003.

         10.7* Management Continuity Agreement between the Registrant and Murray L. Zoota dated August 7, 2003.

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

         (b) REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED SEPTEMBER 30, 2003:

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


                                        FREMONT GENERAL CORPORATION



Date: November 13, 2003                      /s/    LOUIS J. RAMPINO
                                        ----------------------------------------
                                        Louis J. Rampino, President,
                                        Chief Operating Officer and Director




Date: November 13, 2003                      /s/   PATRICK E. LAMB
                                        ----------------------------------------
                                        Patrick E. Lamb, Senior Vice President,
                                        Controller and Chief Accounting Officer
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX
EXHIBIT
  NO.                             DESCRIPTION
-----  ------------------------------------------------------------------------
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

10.1*  Fourth Amendment to Employment Agreement between the Registrant and James
       A. McIntyre dated August 1, 2003.

10.2* Management Continuity Agreement between the Registrant and Gwyneth E. Colburn dated August 7, 2003.

10.3* Management Continuity Agreement between the Registrant and Alan Faigin dated August 7, 2003.

10.4* Management Continuity Agreement between the Registrant and Marilyn I. Hauge dated August 7, 2003.

10.5* Management Continuity Agreement between the Registrant and Patrick E. Lamb dated August 7, 2003.

10.6* Management Continuity Agreement between the Registrant and Kyle R. Walker dated August 7, 2003.

10.7* Management Continuity Agreement between the Registrant and Murray L. Zoota dated August 7, 2003.

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