Form 10-K
period 2003-12-31
FREMONT GENERAL CORP
filed 2004-03-15
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

      The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2003:

Common Stock, $1.00 Par Value — $705,578,000

      The number of shares outstanding of each of the issuer’s classes of common stock as of February 27, 2004:

Common Stock, $1.00 Par Value — 75,991,000 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the proxy statement for the 2004 annual meeting of stockholders are incorporated by reference into Part III of this report.

FREMONT GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

PART I

Item 1.	Business

      This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and the currently reported results are based upon the current expectations and beliefs of Fremont General Corporation (“Fremont”) and its subsidiaries (combined “the Company”) concerning future developments and their potential effects upon the Company. These statements and the Company’s results reported herein are not guarantees of future performance or results and there can be no assurance that actual developments and economic performance will be as anticipated by the Company. Actual developments and/or results may differ significantly and adversely from the Company’s expected or currently reported results as a result of significant risks, uncertainties and factors beyond the Company’s control (as well as the various assumptions utilized in determining the Company’s expectations) which include, but are not limited to, the following:

•	the variability of general and specific economic conditions and trends, and changes in, and the level of, interest rates;

•	the impact of competition and pricing environments on loan and deposit products and the resulting effect upon the Company’s net interest margin and net gain on sale;

•	changes in the Company’s ability to originate loans, and any changes in the cost and volume of loans originated as a result thereof;

•	the ability to access the necessary capital resources in a cost-effective manner to fund loan originations, the condition of the whole loan sale and securitization markets and the timing of sales and securitizations;

•	the ability of the Company to sell or securitize the residential real estate loans it originates, the pricing of existing and future loans, and the net premiums realized upon the sale of such loans;

•	the ability of the Company to sell certain of the commercial real estate loans and foreclosed real estate in its portfolio and the net proceeds realized upon the sale of such;

•	the impact of changes in the commercial and residential real estate markets, and changes in the fair values of the Company’s assets and loans, including the value of the underlying real estate collateral;

•	the ability to collect and realize the amounts outstanding, and the timing thereof, of loans and foreclosed real estate;

•	the variability in determining the level of the allowance for loan losses and the fair value of the mortgage servicing rights and residual interests in securitizations;

•	the effect of certain determinations or actions taken by, or the inability to secure regulatory approvals from, the Federal Deposit Insurance Corporation, the Department of Financial Institutions of the State of California or other regulatory bodies on various matters;

•	the ability of the Company to maintain cash flow sufficient for it to meet its debt service and other obligations;

•	the impact and cost of adverse state and federal legislation and regulations, litigation, court decisions and changes in the judicial climate;

•	the ability of the Company to utilize the net operating loss carryforwards currently held and the impact of changes in federal and state tax laws and interpretations, including tax rate changes, and the effect of any adverse outcomes from the resolution of issues with taxing authorities;

•	other events, risks and uncertainties discussed elsewhere in this Form 10-K and from time to time in Fremont’s other reports, press releases and filings with the Securities and Exchange Commission.

      The Company undertakes no obligation to publicly update such forward-looking statements.

General

      Fremont General Corporation (“Fremont” or when combined with its subsidiaries, “the Company” ) is a financial services holding company. Fremont’s financial services operations are consolidated within Fremont General Credit Corporation (“FGCC”), which is engaged in commercial and residential (consumer) real estate lending nationwide through its California-chartered industrial bank subsidiary, Fremont Investment & Loan (“FIL”). Fremont’s operating strategy is to continue to grow its financial services business nationwide by focusing its resources on the development and expansion of profitable lending products and strong distribution channels, as well as on controlling expenses. The financial services operation is primarily funded through deposit accounts that are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation (“FDIC”), and to a lesser extent, advances from the Federal Home Loan Bank (“FHLB”). Certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, are not allocated by Fremont to FGCC or to the discontinued insurance operations.

      The reported consolidated assets and stockholders’ equity of the Company as of December 31, 2003 were $9.52 billion and $664.7 million, respectively. The Company reported income before taxes from continuing operations of $364.1 million and net income from continuing operations of $212.0 million for the year ended December 31, 2003. Additionally, the Company recognized an after-tax gain of $44.3 million on the reversal of the accrual for the potential cash contributions to the Company’s discontinued insurance operations in liquidation. Total net income for 2003 was $256.3 million.

      Fremont, a Nevada corporation, was incorporated in 1972. Its corporate office is located at 2020 Santa Monica Boulevard, Suite 600, Santa Monica, California 90404 and its phone number is (310) 315-5500. Fremont’s common stock is traded on the New York Stock Exchange under the symbol “FMT”. At December 31, 2003, the Company had approximately 1,800 employees, none of whom is represented by a collective bargaining agreement. The Company believes its relations with its employees are satisfactory. As of December 31, 2003, officers and directors of the Company, their families and the Company’s benefit plans beneficially owned approximately 33% of Fremont’s outstanding common stock.

Lending Activities

      The Company’s lending operations consist of:

•	The wholesale origination of non-prime or sub-prime residential real estate loans on a nationwide basis which are primarily sold to third party investors on a servicing released basis, or, to a lesser extent, securitized or held in the Company’s loan portfolio.

•	The origination of commercial real estate loans on a nationwide basis which are substantially all held in the Company’s loan portfolio.

      Lending is done primarily on a senior and secured basis and the Company seeks to minimize credit exposure through loan underwriting that is focused upon appropriate loan to collateral valuations and cash flow coverages. Loans are originated through independent loan brokers, the Company’s own marketing representatives and referrals from various financial intermediaries and financial institutions.

      The outstanding loan portfolio has grown from $3.47 billion at December 31, 2000 to $4.79 billion at December 31, 2003. In addition, there were residential real estate loans held for sale of $3.65 billion at December 31, 2003. The Company’s financial services operation earned $429.1 million, $234.4 million and $138.5 million in income before taxes for the years ended December 31, 2003, 2002 and 2001, respectively, on revenues (interest income and non-interest income) of $901.9 million, $638.7 million and $512.0 million for the same respective periods.

      The Company’s financial services loan portfolio, as well as the amounts of loans held for sale (which are all residential real estate loans), as of the dates indicated, are summarized in the following table by loan type.

	As of December 31,

	2003	2002	2001

	(Thousands of dollars)
Commercial real estate loans:
Bridge	$1,659,847	$1,712,085	$1,653,970
Permanent	1,281,877	1,393,427	1,320,993
Construction	804,793	328,974	263,587
Single tenant credit	268,506	296,787	307,320

	4,015,023	3,731,273	3,545,870
Residential real estate loans	789,951	392,061	195,643
Syndicated commercial loans	6,857	26,216	113,504
Other	4,615	4,272	22,555

	4,816,446	4,153,822	3,877,572
Deferred fees and costs	(25,436)	(15,937)	(16,171)

Loans receivable before allowance for loan losses	4,791,010	4,137,885	3,861,401
Allowance for loan losses	(213,591)	(161,190)	(104,179)

Loans receivable — net of allowance for loan losses	$4,577,419	$3,976,695	$3,757,222

Residential real estate loans held for sale	$3,650,167	$1,673,145	$755,367

Commercial Real Estate Lending

      The commercial real estate lending operation, as of December 31, 2003, consists of 553 loans in its loan portfolio. The Company originates commercial real estate loans nationwide through its nine regional production offices. Loan origination is primarily through independent loan brokers and, to a lesser degree, directly through its own marketing representatives. The products and capabilities of the commercial real estate lending operation are marketed through the use of trade advertising, direct marketing, newsletters and trade show attendance and sponsorship. The emphasis is on service oriented delivery highlighted by responsiveness and reliability. Loan structures are tailored to meet the needs and risk profiles of individual transactions. The commercial real estate lending philosophy is collateral focused with emphasis on selecting properties that generate stable or increasing income cash flow streams, have strong asset quality and proven sponsorship with defined business plans. Loan structures, particularly in the case of bridge loans, include hold backs for such items as funding of all renovation costs, tenant improvements, leasing commissions and interest carry until property stabilization. For some of the loans in the portfolio, the Company has received guarantees of project completion and debt service from the sponsoring entity. The commercial real estate loans originated are generally held for the Company’s own portfolio. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $78.3 million and $93.2 million as of December 31,

2003 and 2002, respectively. Commercial real estate new loan commitment volume increased to $2.62 billion in 2003 from $1.33 billion in 2002, as per the table below:

	Total Commercial Real
	Estate Loan Commitments

	2003	2002

	(Thousands of dollars
Senior loans	$2,576,725	$1,310,386
Mezzanine loans	39,687	18,005

	$2,616,412	$1,328,391

Average senior loan size originated	$26,293	$13,509

      The commercial real estate loan portfolio is primarily secured by first mortgages on properties in California (38.9%) and, to a lesser degree, New York (12.7%), Illinois (8.4%), Texas (5.8%), Florida (5.5%) and the District of Columbia (5.0%). Loans were originated in 19 different states during 2003. The real estate securing these loans includes a wide variety of property types including office, retail, lodging, industrial, multi-family and mixed-use properties. The loans in the portfolio were distributed by property type as follows as of the dates indicated:

	As of December 31,

	2003	2002

Office	23%	33%
Multi-Family	19%	10%
Commercial Mixed-Use	16%	10%
Industrial	13%	15%
Retail	11%	11%
Special Purpose	7%	7%
Hotels and Lodging	6%	12%
Raw Land	5%	2%

	100%	100%

      Loans include short-term bridge facilities for the renovation and lease-up of existing properties, as well as permanent loans which generally have terms for up to five years. Loans also include construction loans, which are loans for the construction of new structures, and also for additions or alterations to existing structures that prohibit occupancy or generation of rental revenue of the property during the construction period. Loans also include longer term single tenant credit loans, however, origination of these loans substantially ceased during the first quarter of 2000. Bridge loans generally are interest-only for up to two year terms. Principal amortization for permanent loans is generally up to 25 years. Approximately 41% of the commercial real estate loan balances outstanding are bridge loans, 32% are permanent loans, 20% are construction loans and 7% are single tenant credit loans. The majority of the commercial real estate loans originated are adjustable interest rate loans based upon six-month LIBOR and an applicable margin, and generally range in loan size between

$1 million and $40 million. The commercial real estate loan portfolio is stratified by loan size as follows (thousands of dollars):

	Total Loans		# of	Average
Loan Size	Outstanding	%	Loans	Loan Size

$ 0-$1 million	$27,980	1%	126	$222
>$ 1 million - $ 5 million	557,841	14%	200	2,789
>$ 5 million - $10 million	750,403	19%	102	7,357
>$10 million - $15 million	515,034	13%	43	11,978
>$15 million - $20 million	541,290	13%	32	16,915
>$20 million - $30 million	652,600	16%	26	25,100
>$30 million - $40 million	551,542	14%	16	34,471
>$40 million - $50 million	170,775	4%	4	42,694
>$50 million	247,558	6%	4	61,890

	$4,015,023	100%	553	$7,260

      The commercial real estate loan portfolio contains eight individual loans with outstanding balances in excess of $40 million as of December 31, 2003, the largest individual loan having an outstanding balance of $68.7 million; there were two loans, with a combined balance outstanding of $76.4 million at December 31, 2003, which were cross-collateralized and cross-defaulted. The largest commitment to an individual borrower as of December 31, 2003 was $109.5 million; this represents the maximum loan amount to the borrower. As of December 31, 2003, the portfolio had three concentrations by common investor or sponsor base that were in excess of $75 million in loan principal outstanding. The largest concentration is from one affiliated investment fund and totals $121.2 million, comprised of four separate loans. All four of the loans under this concentration were performing as of December 31, 2003.

      As of December 31, 2003, the average loan size was $7.3 million and the average loan-to-value ratio was 75.2%, using the most current available appraised values and current loan balances outstanding. At December 31, 2003, 14 commercial real estate loans were classified as non-accrual, totaling $71.8 million, and there were nine commercial real estate properties owned, totaling $23.6 million, which were acquired through or in lieu of foreclosure on loans. At December 31, 2003, there were five commercial real estate loans totaling $36.4 million that were 90 days or greater past due, but on accrual status; these include loans that are contractually past maturity, but continue to make interest payments.

Residential Real Estate Lending (Sub-Prime)

      Substantially all of the residential real estate loans are secured by first deeds of trust. These loans generally have principal amounts below $500,000, have maturities generally of thirty years and are underwritten in accordance with lending policies that include standards covering, among other things, collateral value, loan to value and the customer’s debt ratio and credit score. These loans generally are “hybrid” loans which have a fixed rate of interest for an initial period after origination, typically two to three years, after which the interest rate will be adjusted to a rate equal to the sum of six-month LIBOR and a margin as set forth in the mortgage note. This interest rate will then be adjusted at each six-month interval thereafter, subject to various lifetime and periodic rate caps and floors. Our residential loans are generally made to borrowers who do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae (Federal National Mortgage Association) and Freddie Mac (Federal Home Loan Mortgage Corporation) and are commonly known as “sub-prime”. Our borrowers generally have considerable equity in the properties securing their loans, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. Our borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income through conventional means. To mitigate the higher potential for credit losses that accompanies these types of borrowers, the Company attempts to maintain underwriting standards that require more appropriate loan to collateral valuations. Residential real estate loans are originated nationwide through five regional production offices. Origination is done on a wholesale basis through independent loan brokers and through internal marketing representatives.

      Origination volume increased approximately 98% to $13.74 billion in 2003 from $6.94 billion in 2002. Loans were originated in 45 different states during 2003, with the largest volume being originated in California (42.3%), New York (9.5%) and Florida (8.5%). The growth in loan originations during 2003 was the result of further penetration of existing markets and the overall growth in the national sub-prime lending market, which was positively impacted by a lower interest rate environment. The following table profiles the loan origination volume for the periods indicated:

	Year Ended December 31,

	2003		2002		2001

	(Thousands of dollars, except percents)
Loan origination volume by lien position:
Firsts	$13,113,202	95.4%	$6,593,412	95.1%	$3,280,414	98.4%
Seconds	626,538	4.6%	341,960	4.9%	52,793	1.6%

	$13,739,740	100.0%	$6,935,372	100.0%	$3,333,207	100.0%

For first lien volume only:
Average loan size	$197,971		$174,038		$148,107
Weighted-average coupon	7.31%		8.30%		9.31%
Average bureau credit score (FICO)	623		612		588
Average loan-to-value (LTV)	81.6%		80.5%		78.3%
Product Mix:
ARM — 2/28	73.1%		82.3%		78.1%
ARM — 3/27	2.5%		2.0%		8.6%
Fixed	24.4%		15.7%		13.3%

	100.0%		100.0%		100.0%

Loan purpose:
Purchase	40%		41%		33%
Refinance	60%		59%		67%

	100%		100%		100%

      The residential real estate loan disposition strategy is primarily dependent upon market conditions and pricing, and may include whole loan sales, retaining loans in portfolio, or securitization. During 2003, $11.1 billion in residential real estate loans were sold in whole loan sales to other financial institutions or through loan securitization transactions. The Company seeks to maximize the premiums on whole loan sales and securitizations by closely monitoring the requirements of the various institutional purchasers, investors and rating agencies, and focusing on originating the types of loans that meet their criteria and for which higher premiums are more likely to be realized. The table below shows the Company’s disposition of loans through such transactions by significant purchasers for the years indicated:

	Year Ended December 31,

	2003		2002		2001

	(Millions of dollars, except percents)
Purchasing Entity
Residential Funding Corporation	$2,192	19.6%	$411	7.2%	$67	2.3%
RBS Greenwich Capital	2,004	17.9%	708	12.3%	—	—
Goldman Sachs	1,957	17.5%	—	—	—	—
Washington Mutual	1,664	14.9%	1,272	22.2%	1,236	43.3%
Fremont (Securitization)	1,180	10.5%	—	—	—	—
Deutsche Bank	1,037	9.3%	541	9.4%	—	—
CS First Boston	666	6.0%	2,152	37.6%	1,386	48.6%
Others	487	4.3%	647	11.3%	166	5.8%

	$11,187	100.0%	$5,731	100.0%	$2,855	100.0%

Less: Repurchases	(99)		(41)		(32)

Total Whole Loan Sales & Securitizations	$11,088		$5,690		$2,823

      In a whole loan sale, the Company enters into an agreement to sell the loans for cash, without recourse, generally on a servicing released basis. After the sale, the Company retains no interest in the underlying loans; however, the Company typically services the loans on an interim basis (for compensation) for a period of time after the sale until the transfer of servicing is completed. As part of the sale process, the Company gives customary representations and warranties regarding the characteristics and the origination process of the loans, as well as generally committing to repurchase certain loans if a payment default occurs within the first one or two months following the date the loan is sold.

      While the Company has primarily utilized whole loan sales as its loan disposition strategy, it also utilizes securitizations in which the Company sells residential real estate loans to a special purpose entity, which is established for the limited purpose of purchasing the loans and issuing interest bearing securities that represent interests in the loans. The securitization is treated as a sale and the loans sold are removed from the balance sheet and the Company adds to its consolidated balance sheets the net cash received from the transaction as well as the Company’s retained residual interest in the securitization transaction. The Company is the servicer on the two securitization transactions completed in 2003 and expects to be the servicer on any securitizations it enters into in the future; as such, it also records an asset for the mortgage servicing rights that it retains upon the completion of each securitization. During 2003, the Company entered into two securitizations totaling $1.18 billion. The Company expects to continue to utilize securitizations in the future and attempts to minimize the amount of residual interests that it would retain by structuring the transactions so that they include the issuance of net interest margin securities (or NIMs). The usage of NIMs concurrent with or shortly after a securitization would allow the Company to receive a substantial portion of the gain on the transaction in cash at the closing of the NIMs sale, rather than over the actual life of the loans.

      The residential real estate loan portfolio, excluding loans held for sale, was $790.0 million at December 31, 2003, up from $392.1 million at December 31, 2002. This increase in loans outstanding is due to the Company’s emphasis on retaining additional residential loans on a portfolio basis during 2003. Only first trust deeds are kept in the Company’s portfolio and 96% of the portfolio is comprised of “2/ 28” hybrid loans. At December 31, 2003, the average loan principal amount outstanding in the portfolio was approximately $175,000, with an average loan-to-value ratio of 77.7%. At December 31, 2003, $8.5 million of the residential real estate loans in the portfolio were classified as non-accrual and there was $643,000 in carrying value of real estate owned properties.

      The Company is currently servicing approximately $9.5 billion of loans and was designated a “Select Servicer” for sub-prime residential real estate loans by Standard & Poors during 2003. The Company intends to continue to service the loans in its portfolio and those loans it securitizes (as well as loans held for sale); however, it currently does not contemplate the servicing of loans sold to other parties for more than on an interim basis. The following is a profile of the loans being serviced as of December 31, 2003 (millions of dollars):

Loans in portfolio	$790
Loans in securitizations	1,145
Loans held for sale	3,650
Loans sold and serviced on an interim basis	3,919

$9,504

Syndicated Commercial Loans

      The Company, as of December 31, 2003, had interests in two syndicated commercial loans, both of which were classified as non-accrual and which were originated and are serviced by other financial institutions. These loans are senior obligations of the borrowers and are secured by substantially all of the assets of the borrower and, if applicable, its subsidiaries. The syndicated commercial loan portfolio was $6.9 million at December 31, 2003, as compared to $26.2 million at December 31, 2002. The Company ceased investing in syndicated commercial loans during 2001.

Funding Sources

      The commercial and residential real estate lending and syndicated commercial loan activities are financed primarily through deposit accounts offered by FIL and which are insured by the FDIC (See “Industrial Bank Regulation”). FIL offers certificates of deposit and savings and money market deposit accounts (insured by the FDIC to the legal maximum) through its 17 branches in California. FIL typically offers higher interest rates to its depositors than do most full service financial institutions. At the same time, it has minimized the costs associated with its accounts by not offering traditional checking, safe deposit boxes, ATM access and other traditional retail services. Deposits totaled $6.63 billion at December 31, 2003 and are summarized as to type as follows (thousands of dollars):

	Number of	Total
	Accounts	Deposits

Savings and money market deposit accounts	24,807	$1,656,607
Certificates of deposit:
Retail	65,146	2,674,895
Brokered	N/M	2,301,664

	89,953	$6,633,166

N/M — Not meaningful as the number of accounts are per broker and not the ultimate customer.

     Additional financing is available to FIL through advances from the Federal Home Loan Bank of San Francisco (“FHLB”). FIL maintains a credit line with the FHLB that is based upon a percentage of its regulatory assets, subject to collateralization and certain collateral sub-limits. The financing by the FHLB is available at varying rates and terms. As of December 31, 2003, FIL had a maximum borrowing capacity of $2.66 billion available from the FHLB with $1.65 billion in outstanding advances. In February of 2004, after a review by the FHLB, FIL was granted an increase in the applicable percentage of regulatory assets to be utilized in calculating its maximum borrowing capacity. This increase, if effective as of December 31, 2003, would have increased FIL’s maximum borrowing capacity by approximately $440 million to $3.10 billion (from $2.66 billion). The borrowing capacity of FIL from the FHLB varies from time to time and is dependent upon the amount and timing of loans pledged. FIL increased the usage of its FHLB financing during 2003 to obtain favorable funding costs. FIL also has a line of credit with the Federal Reserve Bank of San Francisco, and at December 31, 2003 had a borrowing capacity, based upon collateral pledged, of $385.1 million, with no amounts outstanding.

      To expand the capacity and flexibility of funding its residential real estate loan origination volume, the Company entered into three “warehouse” lines of credit during 2003. The Company utilizes these facilities primarily to fund loans prior to their sale or securitization. The three facilities total $1.5 billion of which $750 million is on a committed basis. Borrowing availability is created under the facilities through the pledging of residential real estate loans held for sale. The Company was in compliance with all covenants and requirements of these facilities as of December 31, 2003.

Competition

      The financial services business competes in markets that are highly competitive and are characterized by factors that vary based upon product and geographic region. The markets in which it competes are typically characterized by a large number of competitors who compete based primarily upon price, terms and loan structure. The Company primarily competes with banks, mortgage, and finance companies, many of which are larger and have greater financial resources. The competitive forces of these markets could adversely affect net interest income, loan origination volume, net loan losses or operating expenses.

Discontinued Insurance Operations

      The Company’s discontinued insurance operations consist primarily of its property and casualty insurance segment, which was engaged in the underwriting of workers’ compensation insurance business through its subsidiary, Fremont Indemnity Company(“FIC”). This business was classified as discontinued in 2001. Discontinued insurance operations also include the Company’s assumed treaty and facultative reinsurance business and its life insurance business. On July 2, 2002, a Letter Agreement of Run-Off and Regulatory Oversight between the California Department of Insurance (“DOI”), FIC and Fremont (the “Agreement”) was entered into which provided for mandatory and contingent cash contributions by Fremont, and increased regulatory control over FIC. The Company, based upon the results of its year-end 2002 actuarial evaluations (which reflected adverse loss development), determined that the financial position of its discontinued insurance operations had experienced further deterioration. As a result, the Company no longer expected that it would recover any of its investment in, or any of its potential future cash contributions to, its discontinued insurance operations and, as a result, incurred a charge for its discontinued insurance operations during the fourth quarter of 2002. Further, as a result of the restrictions contained in the Agreement with the DOI, the additional adverse loss development, and other actions taken by the DOI during the fourth quarter of 2002, including placing further restrictions on FIC’s ability to direct the activities of the run-off of the discontinued insurance operations, the Company no longer had effective control of these operations and its activities were done at the consent and under the direction of the DOI. Accordingly, the assets and liabilities of the discontinued workers’ compensation insurance operations as of December 31, 2002 were removed from the consolidated balance sheets of Fremont. (See Note Q of Notes to Consolidated Financial Statements)

Regulation and Supervision

      FIL is chartered as an industrial bank and, as such, is subject to the supervision and regulation by the Department of Financial Institutions of the State of California (“DFI”) and, as an insured depository institution, by the FDIC. Fremont is generally not directly regulated or supervised by the DFI, the FDIC, or any other bank regulatory authority, except with respect to guidelines concerning its relationship with its industrial bank subsidiary. FIL is examined on a regular basis by both agencies. At December 31, 2003, FIL was in compliance with the regulatory requirements of these agencies. Federal and state regulations also prescribe certain minimum capital requirements and FIL is in compliance with such requirements.

      California Law. The industrial banking business conducted by FIL is governed by the California Revised Banking Law (“Revised Banking Law”), which became effective September 30, 2000, and the rules and regulations of the Commissioner of the DFI. All statutory and regulatory references to banks or commercial banks apply equally to industrial banks. An industrial bank may offer all loan and credit programs and deposit accounts that commercial banks may offer, with the significant exception that industrial banks are not authorized to offer demand deposit accounts. While FIL may not offer demand deposit accounts, it may offer money market deposit accounts.

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

      Safety and Soundness Standards. As required by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) as amended, the federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems, and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees, and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish allowances that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

      Federal regulations require banks to maintain adequate allowances for potential loan losses. The Company has an internal risk analysis and review staff that continually reviews loan quality and ultimately reports to the Audit Committee. This analysis includes a detailed review of the classification and categorization of problem loans, assessment of the overall quality and collectibility of the loan portfolio, consideration of loan loss experience, trends in problem loans, concentration of credit risk, and current economic conditions, particularly in California. Based on this analysis, management, with the review and approval of the Audit Committee, determines the adequate level of allowance required. The allowance for credit losses is allocated to different segments of the loan portfolio, but the entire allowance is available for the loan portfolio in its entirety.

      Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios.

      Capital Standards. Each federal banking agency has adopted risk-based capital regulations under which a banking organization’s capital is compared to the risk associated with its operations for both transactions reported on the balance sheet as assets as well as transactions which are off-balance sheet items, such as letters of credit and recourse arrangements. Under the capital regulations, the nominal dollar amounts of assets and the balance sheet equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

      In 1992, the FDIC adopted new regulations that defined five capital categories for purposes of implementing the requirements under FDICIA. The five capital categories, which range from “well-capitalized” to “critically under-capitalized”, are based on the level of risk-based capital measures. The minimum risk-based capital ratios for Tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets to be classified as well-capitalized are 6.0% and 10.0%, respectively. At December 31, 2003 FIL’s Tier 1 capital and total risk-based capital ratios were 12.57% and 13.85%, respectively.

      In addition, bank regulatory agencies established a leverage ratio to supplement the risk-based capital guidelines. The leverage ratio is intended to ensure that adequate capital is maintained against risks other than credit risk. A minimum required ratio of Tier 1 capital to total assets of 3.0% is required for the highest quality bank holding companies that are not anticipating or experiencing significant growth. All other banking institutions must maintain a leverage ratio of 4.0% to 5.0% depending upon an institution’s particular risk profile. At December 31, 2003, FIL’s leverage ratio was 9.54%.

      Banking organizations that are experiencing or anticipating significant growth are expected to maintain capital ratios above the minimum levels. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the federal banking agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. As of December 31, 2003, FIL’s regulatory capital exceeded all minimum requirements to which it is subject and the most recent notification from the FDIC categorized FIL as “well-capitalized”. To be categorized as “well-capitalized”, the institution must maintain a total risk-based capital as set forth in the paragraphs above and not be subject to a capital directive order. The FDIC and FIL, however, have agreed that FIL will maintain a Tier 1 Leverage Ratio of at least 8.5%. As of December 31, 2003, FIL’s Tier 1 Leverage Ratio was 9.54%. Management does not anticipate any difficulties in maintaining a Tier 1 Leverage Ratio of at least 8.5% and there have been no conditions or events since the FDIC’s most recent notification that management believes have changed FIL’s categorization as “well-capitalized”.

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

      Other Regulation. FIL is also subject to federal consumer protection and other laws, including, but not limited to, the Truth In Savings Act, the Truth in Lending Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Home Ownership and Equity Protection Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the USA Patriot Act, and the Gramm-Leach-Bliley Act with regard to privacy of consumer financial information.

      These laws, rules and regulations, among other things, impose licensing obligations, limit the interest rates and fees that can be charged, mandate disclosures and notices to consumers, mandate the collection and reporting of certain data regarding customers, regulate marketing practices and require the safeguarding of non-public information of customers.

      The Company regularly monitors the laws, rules and regulations applicable to its business activities and integrates the many legal and regulatory requirements into its business policies, processes and procedures. The Company maintains quality assurance and compliance programs designed to detect and deter actions not in compliance with policy. The Company’s residential real estate operation is also regularly reviewed by the

Company’s whole loan sale purchasers and securitization underwriters. The FDIC and DFI also perform reviews of the Company’s policies, procedures and practices. The Company believes it is in compliance with the laws, rules and regulations applicable to it.

      Real Estate Lending Practices. In addition to the federal Truth In Lending laws governing disclosure requirements and limitations upon residential mortgages and loans secured by a consumer’s principal dwelling, California and other states have enacted statutes which set certain restrictions on such loans, such as, limits on annual percentage interest rate thresholds, limitations on prepayment penalties, capacity to repay, prohibition against sale of certain insurance, and specific disclosures. The states’ laws are intended to curb and eliminate abusive lending practices. Several California municipalities have such laws under consideration. The Company does not expect that such enactments will have any material effect upon its residential real estate lending business.

      The Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was passed into law. The Sarbanes-Oxley Act applies to all companies required to file periodic reports with the United States Securities and Exchange Commission and contains a number of significant changes relating to the responsibilities of directors, board committees, officers and auditors as well as reporting and governance obligations. The Company has implemented procedures to comply with the applicable current requirements of the Sarbanes-Oxley Act. The Company is in process of implementing the necessary processes and documentation to comply with Section 404 of the Sarbanes-Oxley Act. Section 404 requires that (beginning with the Company’s December 31, 2004 reporting on Form 10-K) management assess the effectiveness of the Company’s internal control over financial reporting. The Company’s independent auditor is to then report on management’s assessment. The Company expects that in complying with Section 404 it will incur an increase in certain personnel and outside professional costs.

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

      During periods when economic conditions are unfavorable, the financial services business may not be able to originate new loan products or maintain the credit quality of its finance receivables, both in its portfolio and for those loans that have been securitized, at previously attained levels. This may result in increased levels of non-performing assets and net credit losses. Changes in market interest rates, or in the relationships between various interest rates, could cause interest margins to be reduced and may result in significant changes in the prepayment patterns of the Company’s finance receivables. These risk factors could adversely affect the value of the loans (both in the portfolio and held for sale) and their related collateral, both of which could adversely affect the results of operations and financial condition. Additionally, material deterioration in the performance of the residential real estate loans that have been sold by the Company in either whole loan sales or securitizations could adversely impact the pricing and structure of such future transactions. The Company’s ability to sell or securitize its loans is dependent upon the conditions and liquidity of the secondary markets, and the investor relationships that it has developed; the Company attempts to limit such risk through the continued development of existing and new relationships and maintaining appropriate liquidity levels within the Company.

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

In addition, other external factors, including tax laws, the strength of various segments of the economy and demographics of our lending markets, could influence the level of demand for residential real estate loans. Gain on the sale of loans is a large component of the Company’s earnings and would be adversely impacted by a significant decrease in residential real estate loan origination volume or in the premiums received on the sale of the loans, as well as significant increases in the cost of originating the loans.

Allowance for Loan Losses May Prove to Be Inadequate

      The financial services business maintains an allowance for loan losses on its portfolio of loan receivables in amounts that the Company believes is sufficient to provide adequate protection against potential losses. The loans originated, for portfolio, sale and securitization, are generally non-conventional and non-investment grade loans. To mitigate for the somewhat higher potential risk of the lending that is primarily engaged in and for the impact that adverse economic developments could have on the finance receivables, the Company lends primarily on a senior and secured basis. The Company also attempts to carefully evaluate the underlying collateral that secures these loans and to maintain underwriting standards that are designed to effect appropriate loan to collateral valuations and cash flow coverages. Although the Company believes that its level of allowance is sufficient to cover potential credit losses, the allowance could prove to be inadequate due to unanticipated adverse changes in economic conditions or discrete events that adversely affect specific borrowers, industries or markets. Any of these changes could impair the Company’s ability to realize the expected value of the collateral securing certain of its finance receivables or the timing of the realization thereof. The Company also originates a substantial number of larger loans, and even one problem loan could cause a significant increase in the level of non-performing loans. A group of several large problem loans could cause the levels of non-performing loans and net-charge offs to significantly exceed historical levels previously experienced by the Company.

Competition May Adversely Affect the Company’s Market Share and Operating Results

      The Company competes in markets that are highly competitive and are characterized by factors that vary based upon loan product and geographic region. The markets in which the Company competes are typically characterized by a large number of competitors who compete for loans based primarily upon price, terms and loan structure. FIL also competes for deposits to fund its operations. Competition is highly price-sensitive and competitive forces could affect FIL’s ability to source adequately priced deposits. The Company primarily competes with banks and mortgage and finance companies, many of which are larger and have greater financial resources. The competitive forces of these markets could adversely affect net interest income, gains on loan sales, loan origination volume, net credit losses or operating expenses.

Geographic Concentration of Business Could Adversely Affect the Company’s Operations

      While the Company attempts to diversify its loan origination by geographic region, the geographic concentration of commercial and residential real estate loans remains in California. At December 31, 2003, approximately 39% of the commercial real estate loans in the portfolio, 40% of the residential real estate loans in the portfolio and 39% of the residential real estate loans held for sale were collateralized by properties located in California. Adverse events in California, such as real estate market declines or the occurrence of natural disasters upon property located therein, may have a more significant adverse effect upon the operating results and financial condition than if a higher percentage of loans were collateralized by properties located outside California.

Regulatory Developments May Adversely Affect the Company’s Operations

      FIL is subject to supervision and regulation by the DFI and the FDIC. Federal and state regulations prescribe certain minimum capital requirements and, while FIL is currently in compliance with such requirements, in the future, additional capital contributions to FIL from Fremont, or other actions, may be necessary in order to maintain compliance with such requirements. Future changes in government regulation and policy could adversely affect the banking industry. Such changes in regulations and policies may place restrictions on or make changes to the Company’s lending business, increase minimum capital requirements and increase the costs of compliance and sourcing deposits.

      Our sub-prime residential real estate lending business is subject to extensive laws, regulations and ordinances that establish enhanced protections and remedies for borrowers who receive such loans. Certain jurisdictions are examining the passage of further laws and rules, some of which extend beyond curbing predatory lending practices to restricting commonly accepted lending activities. While the federal government is examining rules for achieving a national standard that would create consistency among various jurisdictions, further implementation of restrictive regulatory developments could reduce our loan origination volume and could restrict, potentially significantly, the secondary market (both whole loan sales and securitizations) for sub-prime residential real estate loans. Such a reduction in origination volume or a restriction in market conditions could have a material adverse impact upon the Company’s future business prospects.

Liquidity Risk

      The Company’s principal financing needs for its operations are to fund the origination of commercial and residential real estate loans and to provide liquidity as needed for ongoing operations and obligations. The primary sources of funds to meet these needs currently include deposits, whole loan sales and securitizations, advances from the FHLB and capital. The Company’s ability to attract and maintain deposits, to access the secondary markets to transact whole loan sales or securitizations of residential real estate loans, to access FHLB advances, to potentially obtain other sources of financing and to generate capital are critical to the ongoing operations of the Company. Market conditions, regulatory status and the financial condition of the Company, in particular FIL, are the primary factors governing our ability to maintain liquidity and to increase capital. Adverse developments in any of these factors could have a negative impact upon the Company.

Available Information: Website Access to Periodic Reports

      Fremont’s Internet website is currently under development. The Securities and Exchange Commission (“SEC”) maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically. Copies of Fremont’s Form 10-K, Form 10-Q and other EDGAR filings can be obtained directly from the SEC at http://www.sec.gov/ edgar/ searchedgar/ companysearch.html using Fremont’s CIK 0000038984.

      Shareholders may request a free copy of our annual and quarterly reports, Form 10-K, Form 10-Q, press releases and earnings releases by calling the investor relations request line at 310/264-7442, by email at invrel@fmt.com or by fax at 310/315-5593.

      Fremont’s corporate governance practices are described in the following documents: Guidelines on Significant Governance Issues, Code of Conduct for Executive Officers, Code of Conduct for Directors, Audit Committee Charter, Governance and Nominating Committee Charter, Compensation Committee Charter. A free copy of any of these documents may be obtained through the investor relations department by calling the investor relations request line at 310/264-7442, by email at invrel@fmt.com or by fax at 310/315-5593.

Item 2.	Properties

      The Company leases substantially all of its office facilities in various cities for its corporate and subsidiary operations. The Company considers these facilities to be adequate for its operating needs. See Note O to the Company’s Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, which note is incorporated herein by reference.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “FMT.” The following table sets forth the high and low sales prices of the Company’s common stock as reported as composite transactions on the NYSE and the cash dividends declared on the Company’s common stock during each quarter presented.

			Dividends
	High	Low	Declared

2003
1st Quarter	$7.10	$4.15	$0.03
2nd Quarter	14.99	6.80	0.05
3rd Quarter	15.96	12.10	0.04
4th Quarter	19.09	12.72	0.05

Total			$0.17

2002
1st Quarter	$7.79	$5.06	$0.02
2nd Quarter	7.00	3.77	0.02
3rd Quarter	6.00	2.98	0.02
4th Quarter	5.50	3.80	0.02

Total			$0.08

      On December 31, 2003, the closing sale price of the Company’s common stock on the NYSE was $16.91 per share. There were 1,764 stockholders of record as of December 31, 2003.

      The Company has paid cash dividends in every quarter since its initial public offering in 1977. While the Company intends to continue to pay dividends, the decision to do so is made quarterly by the Board of Directors and is dependent on the earnings of the Company, management’s assessment of future capital needs, and other factors.

Item 6.	Selected Financial Data

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Thousands of dollars, except percents and per share data)
Statements of Operations Data:
Interest and fee income on loans	$539,588	$433,366	$408,641	$379,243	$366,408
Interest income — other	6,285	4,406	14,272	28,868	33,030

Total interest income	545,873	437,772	422,913	408,111	399,438
Interest expense	182,163	191,839	254,703	261,306	239,197

Net interest income	$363,710	$245,933	$168,210	$146,805	$160,241

Financial services income	$429,114	$234,371	$138,519	$102,173	$79,874
Corporate and other interest expense	(64,993)	(57,481)	(45,593)	(26,508)	(29,980)

Total pre-tax income from continuing operations	364,121	176,890	92,926	75,665	49,894
Income tax expense	152,168	72,813	34,672	34,577	20,561

Net income from continuing operations	211,953	104,077	58,254	41,088	29,333
Discontinued insurance operations	44,308	(77,762)	2,280	(547,400)	(94,710)

Net income (loss)	$256,261	$26,315	$60,534	$(506,312)	$(65,377)

Per Share Data:
Cash dividends declared	$0.17	$0.08	$0.10	$0.24	$0.32
Stockholders’ equity	8.74	5.29	5.05	4.18	11.42
Basic:
Income from continuing operations	$3.03	$1.55	$0.90	$0.65	$0.46
Discontinued insurance operations	0.63	(1.16)	0.03	(8.68)	(1.49)

Net income (loss)	$3.66	$0.39	$0.93	$(8.03)	$(1.03)

Diluted:
Income from continuing operations	$2.98	$1.55	$0.89	$0.65	$0.46
Discontinued insurance operations	0.62	(1.16)	0.03	(8.68)	(1.49)

Net income (loss)	$3.60	$0.39	$0.92	$(8.03)	$(1.03)

Weighted-Average Shares Used to Calculate Per Share Data (in thousands):
Basic	69,993	67,009	64,955	63,052	63,650
Diluted	71,237	67,214	65,289	63,345	64,257

	December 31,

	2003	2002	2001	2000	1999

	(Thousands of dollars)
Balance Sheet Data:
Total assets	$9,521,907	$6,671,788	$8,014,284	$8,209,840	$8,382,056
Loans receivable	4,577,419	3,976,695	3,757,222	3,403,256	3,060,984
Deposits	6,633,166	4,545,723	4,256,422	3,849,211	3,423,243
FHLB Advances	1,650,000	1,175,000	309,000	—	10,000
Senior Notes due 2004	22,377	71,560	150,051	158,244	198,871
Senior Notes due 2009	188,987	188,658	188,330	214,621	221,838
LYONs	654	3,089	4,187	3,978	4,924
ESOP Note Payable due 2002	—	—	—	—	3,552
Preferred Securities	100,000	100,000	100,000	100,000	100,000
Stockholders’ equity	664,732	399,017	357,773	295,765	800,167

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

      The Company reported net income of $256,261,000 for 2003 as compared to $26,315,000 and $60,534,000 for 2002 and 2001 respectively. The following table presents a summary of the Company’s income before income taxes and net income for the years ended December 31, 2003, 2002 and 2001, respectively:

	Year Ended December 31,

	2003	2002	2001

	(Thousands of dollars)
Income (loss) before income taxes:
Financial services	$429,114	$234,371	$138,519
Unallocated corporate interest and other expenses	(64,993)	(57,481)	(45,593)

Income before income taxes from continuing operations	364,121	176,890	92,926
Income tax expense	(152,168)	(72,813)	(34,672)

Net income from continuing operations	211,953	104,077	58,254
Discontinued insurance operations in regulatory liquidation, net of tax	44,308	(77,762)	2,280

Net income	$256,261	$26,315	$60,534

      The following table summarizes the Company’s financial services operation’s income before taxes for the respective periods indicated:

	Year Ended December 31,

	2003	2002	2001

	(Thousands of dollars)
Financial Services
Interest and fee income on loans	$539,588	$433,366	$408,641
Interest income — other	4,605	3,486	11,679

Total interest income	544,193	436,852	420,320
Interest expense	(155,398)	(158,465)	(217,236)

Net interest income	388,795	278,387	203,084
Provision for loan losses	(98,262)	(108,118)	(53,374)

Net interest income after provision for loan losses	290,533	170,269	149,710
Net gain on:
Whole loan sales and securitizations of residential real estate loans	307,644	185,036	75,339
Sale of residual interests in securitized loans	17,503	—	—
Sales of real estate owned	4,443	643	686
Net loan servicing income	9,684	6,727	4,787
Other non-interest income	18,434	9,456	10,915
Operating expenses	(219,127)	(137,760)	(102,918)

Income before income taxes	$429,114	$234,371	$138,519

     2003 as compared to 2002

      The Company recorded net income from continuing operations of $212.0 million for 2003 as compared to $104.1 million for 2002. This increase is due to an increase in the pre-tax income generated by the Company’s financial services operation. The Company’s total net income for 2003 was $256.3 million, which includes the after tax gain of $44.3 million (recognized during the second quarter of 2003) on the reversal of the accrued liability for the potential cash contributions to the Company’s discontinued insurance operations in regulatory liquidation.

      The Company’s financial services operation recorded income before taxes of $429.1 million for 2003 as compared to $234.4 million for 2002. The increase in income before taxes for 2003 represents an 83% increase over the results for 2002 and is primarily a result of increased levels of net interest income and net gain on the sale of residential real estate loans, and a lower provision for loan losses.

      The following table identifies the interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins for the Company’s financial services operation for 2003 and 2002:

	Year Ended December 31,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Thousands of dollars, except percents)
Interest-earning assets(1) :
Commercial real estate loans	$3,890,473	$303,760	7.81%	$3,547,683	$286,499	8.08%
Residential real estate loans(2)	3,193,199	235,670	7.38	1,720,537	144,237	8.38
Syndicated commercial loans	12,095	157	1.30	59,808	2,630	4.40
Residual interests in securitized loans	3,176	261	20.54	—	—	—
Investment securities	179,507	4,345	2.42	137,579	3,486	2.53

Total interest-earning assets	$7,278,450	$544,193	7.48%	$5,465,607	$436,852	7.99%

Interest-bearing liabilities:
Time deposits	$3,917,879	$99,334	2.54%	$3,259,194	$114,831	3.52%
Savings deposits	1,402,547	28,456	2.03	1,064,663	28,233	2.65
Debt with FHLB	1,133,807	25,167	2.22	600,773	15,246	2.54
Warehouse lines of credit	49,790	1,173	2.36	—	—	—
Other	31,599	1,268	4.01	7,734	155	2.00

Total interest-bearing liabilities	$6,535,622	$155,398	2.38%	$4,932,364	$158,465	3.21%

Net interest income		$388,795			$278,387

Percent of average interest-earning assets:
Interest income		7.48%			7.99%
Interest expense		2.14%			2.90%

Net interest margin		5.34%			5.09%

(1)	Average loan balances include non-accrual loan balances.

(2)	Includes loans held for sale and other.

     The net interest income for 2003 was $388.8 million as compared to $278.4 million for 2002. The increase in net interest income is primarily a result of an increase in the volume of average interest-earning assets as can be seen in the table below. Average interest-earning assets increased 33% to $7.28 billion during 2003, as compared to $5.47 billion during 2002. The net interest income margin also increased to 5.34% for 2003 from 5.09% for 2002. The increase in volume is primarily a result of a significantly higher level of residential real estate loans, both in held for sale and portfolio; this higher level is due to significantly higher origination levels of these loans. The margin for commercial real estate loans increased during 2003 due in part to the presence of interest rate floors (in which the total of the variable base rate, such as six-month LIBOR, plus the related spread on a commercial real estate loan will not contractually drop below a certain absolute level) on a significant number of the Company’s commercial real estate loans. The higher margin contribution from the commercial real estate portfolio was partially offset by a compression in the margin for residential real estate loans. The residential real estate loans are primarily comprised of loans held for sale which were predominately originated in or just before the quarterly periods presented; loans originated in 2003 had lower margins than in 2002 due to differing interest rate conditions.

	December 31,

	2003 Compared to 2002

	Change Due To

	Volume	Rate	Total

	(Thousands of dollars)
Cash equivalent securities	$372	$(363)	$9
Investment securities	155	695	850
Loans	142,000	(35,518)	106,482

Total increase/ (decrease) in interest income	142,527	(35,186)	107,341

Time deposits	(19,954)	35,451	15,497
Savings deposits	(7,908)	7,685	(223)
Debt with FHLB	(12,679)	2,758	(9,921)
Warehouse lines of credit	(1,173)	—	(1,173)
Other	(718)	(395)	(1,113)

Total increase/ (decrease) in interest expense	(42,432)	45,499	3,067

Increase in net interest income	$100,095	$10,313	$110,408

      The gain on the sales and securitizations of residential real estate loans increased from $185.0 million in 2002 to $307.6 million for 2003. This increase is primarily attributable to a significant increase in the volume of loans sold and securitized in the two comparable years, offset by a significantly lower gross premium received on loan sales and securitizations during 2003, as compared to 2002. A total of $11.09 billion in loans were sold (including loans sold via securitization and net of loans repurchased) during 2003, as compared to loan sales of $5.69 billion during 2002. The average gross premium on loans sold during 2002 was 4.66% as compared to an average of 4.13% for 2003. The average gross premiums realized during 2002 is outside of the normal parameters expected to be experienced by the Company; the average realized during 2003 is consistent with the historical range of expected normal market conditions. Such premiums have exhibited, and are expected to continue to exhibit, variability (often significant) based on various economic and interest rate environments. The gain percentage (gain after allocated costs and adjustments to the carrying valuations of loans held for sale, divided by net loans sold) on these sales decreased from 3.25% in 2002 to 2.78% in 2003.

      Information on indirect expenses related to loan origination is also reflected in the table below; these expenses are related to the period’s origination of residential real estate loans, but are not direct (or capitalized) costs of production and are shown for informative purposes only.

	Year Ended December 31,

	2003	2002

	(Thousands of dollars,
	except percents)
Sales and securitizations of residential real estate loans	$11,088,317	$5,689,554

Net premium recognized on loan sales and securitizations	$457,562	$265,428
Less: Direct costs of loan originations(1)	(145,346)	(73,376)
Adjustments to carrying value of loans held for sale	(4,572)	(7,016)

Gain on sale (GAAP)	307,644	185,036
Less: Origination expenses during the period(2)	(84,079)	(42,040)

Net operating gain on sale(3)	$223,565	$142,996

Net premium recognized on loan sales and securitizations	4.13%	4.66%
Less: Direct costs of loan originations	(1.31)%	(1.29)%
Adjustments to carrying value of loans held for sale	(0.04)%	(0.12)%

Gain on sale (GAAP)	2.78%	3.25%
Less: Origination expenses during the period	(0.76)%	(0.74)%

Net operating gain on sale	2.02%	2.51%

(1)	Direct costs are costs directly incurred with the origination of the loans and which are deferred and recognized when the loans are sold.

(2)	Origination expenses represent indirect expenses related to the origination of residential real estate loans during the period indicated and which are not deferred. These expenses are included in non-interest expense in the consolidated statement of operations.

(3)	Net operating gain on sale is a supplemental measurement that management utilizes in evaluating its residential real estate lending operations; however, it is only a supplement to, and not a substitute for, the information presented in the consolidated statement of operations as prepared in accordance with GAAP. Furthermore, our definition of the indirect origination expenses may not be comparable to similarly titled measures reported by other companies. The net operating gain on sale amount does not include net interest income on residential real estate loans held for sale or any fair value adjustments on the Company’s residual interests in securitized loans.

     While the provision for loan losses decreased to $98.3 million for 2003 as compared to $108.1 million for 2002, primarily as a result of lower growth in the commercial real estate loan portfolio, the provision remained relatively high from a historical perspective. The provision for loan losses represents the current period expense associated with maintaining an appropriate allowance for loan losses. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessment by management and regulators of the inherent risk in the portfolio, the value of the underlying collateral on classified loans and the general economic conditions in the commercial real estate markets the Company lends in. During 2003, the allowance for loan losses increased as a percentage of the commercial real estate loans outstanding. This increase is indicative of higher a charge-off ratio (1.17% for 2003, 0.87% for 2002 and 0.21% for 2001), higher non-performing and classified asset levels, higher levels of loans past due 90 days or more (2.1% and 1.5% as of December 31, 2003 and 2002, respectively), increased levels of construction lending in the portfolio (for which the Company has limited historical loss patterns to utilize in its evaluation), continued historically high levels of restructured loans, continued uncertainty in certain markets and property types the Company has lent in or on, and a continuation of uncertain economic conditions on a national scale. Periodic fluctuations in the provision for loan losses and the allowance for loan losses result from management’s on-going assessment of their adequacy.

      The Company’s net loans receivable (excluding loans held for sale), before the allowance for loan losses, were approximately $4.79 billion at December 31, 2003, as compared to $4.14 billion at December 31, 2002.

The Company’s residential real estate loans held for sale have increased from $1.67 billion at December 31, 2002 to $3.65 billion at December 31, 2003; this increase is reflective of a significant increase in loan production volume — during 2002, residential real estate loan originations totaled $6.94 billion as compared to $13.74 billion for 2003.

      Non-interest expense increased from $166.3 million for the year ended December 31, 2002 to $259.1 million for the year ended December 31, 2003; an increase of approximately 56%. The primary driver of this increase over the prior year was the additional compensation and related organizational expenses incurred to support the substantial increase in residential real estate loan origination volume. Additional expense also resulted due to the Company providing the mortgage servicing for the two loan securitizations entered into during the year, a higher level of residential real estate loans held for sale and portfolio, and a higher level of loans serviced on an interim basis for other financial institutions.

      During 2002, the Company extinguished $78.9 million in principal amount of its 7.70% Senior Notes due 2004, resulting in a pre-tax gain of $3.2 million. During 2003, the Company extinguished $49.3 million of the same 2004 Senior Notes at no gain.

      The unallocated corporate interest and other expense loss before taxes for the year ended December 31, 2003, was $65.0 million as compared to $57.5 million for the year ended December 31, 2002. While interest expense was $5.6 million lower in 2003 (due to lower levels of holding company debt outstanding) than in 2002, compensation expense was higher by $7.7 million during 2003; in addition, during 2002, the Company realized a gain on the extinguishment of debt of $3.2 million.

      Income tax expense of $152.2 million and $72.8 million for the years ended December 31, 2003 and 2002, respectively, represents effective tax rates of 41.8% and 41.2%, respectively, on income before income taxes from continuing operations of $364.1 million and $176.9 million for the same respective periods. The effective tax rates for both periods presented are different than the federal enacted tax rate of 35%, due mainly to various state income tax provisions within the Company’s financial services operation.

      During the second quarter of 2003, the Company recognized a net of tax gain of $44,308,000 from the reversal of its accrued liability for potential future cash contributions to its discontinued workers’ compensation insurance subsidiary, FIC. The gain represents the reversal of the liability accrued for the total maximum amount of cash contributions of $72,875,000 that remained as of June 4, 2003. Pursuant to the provisions of the Agreement, the granting of an order of conservation prior to March 1, 2004 extinguishes the obligation of the Company to provide any further cash contributions to FIC. The Insurance Commissioner of the State of California sought, and was granted, an order of conservation over FIC by the Superior Court of the State of California for the County of Los Angeles on June 4, 2003. The conservation order incorporates the Agreement and also provides that nothing in the order is intended to modify any of the provisions of the Agreement. The Insurance Commissioner of the State of California further sought, and was granted, an order of liquidation over FIC by the Superior Court of the State of California for the County of Los Angeles on July 2, 2003.

     2002 as compared to 2001

      The Company recorded net income from continuing operations of $104.1 million for 2002 as compared to $58.3 million for 2001. This represents an increase of 79% for 2002 over 2001. This increase is due to an increase in the Company’s financial services operation’s pre-tax income results. The Company’s total net income for 2002 was $26.3 million, which is comprised of the $104.1 million in net income from continuing operations and an after tax loss of $77.8 million (recognized during the fourth quarter of 2002) on the accrual for the potential cash contributions to the Company’s discontinued insurance operations in regulatory liquidation.

      For 2002, the Company’s financial services operation recorded income before taxes of $234.4 million, as compared to $138.5 million for 2001. This increase represents a 69% increase over the results of 2001. The increase is primarily the result of increased levels of net interest income and net gain on the sale of residential real estate loans, offset by increases in the provision for loan losses and operating expenses.

      The following table identifies the interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins for the Company’s financial services operation for 2002 and 2001:

	Year Ended December 31,

	2002			2001

	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Thousands of dollars, except percents)
Interest-earning assets(1):
Commercial real estate loans	$3,547,683	$286,499	8.08%	$3,276,363	$311,455	9.51%
Residential real estate loans(2)	1,720,537	144,237	8.38	827,900	76,669	9.26
Syndicated commercial loans	59,808	2,630	4.40	255,855	20,517	8.02
Investment securities	137,579	3,486	2.53	261,344	11,679	4.47

Total interest-earning assets	$5,465,607	$436,852	7.99%	$4,621,462	$420,320	9.09%

Interest-bearing liabilities:
Time deposits	$3,259,194	$114,831	3.52%	$3,276,096	$180,311	5.50%
Savings deposits	1,064,663	28,233	2.65	772,885	31,799	4.11
Debt with FHLB	600,773	15,246	2.54	129,983	5,030	3.87
Warehouse lines of credit	—	—	—	—	—	—
Other	7,734	155	2.00	4,794	96	2.00

Total interest-bearing liabilities	$4,932,364	$158,465	3.21%	$4,183,758	$217,236	5.19%

Net interest income		$278,387			$203,084

Percent of average interest-earning assets:
Interest income		7.99%			9.09%
Interest expense		2.90%			4.70%

Net interest margin		5.09%			4.39%

(1)	Average loan balances include non-accrual loan balances.

(2)	Includes loans held for sale and other.

     Net interest income for 2002 was $278.4 million as compared to $203.1 million for 2001. The increase in net interest income is primarily a result of an increase in the volume of average interest-earning assets as can be seen in the table below. Average interest-earning assets increased 18% to $5.47 billion during 2002 from $4.62 billion for 2001. The net interest income margin also increased to an annualized 5.09% during 2002 as compared to 4.39% during 2001. The increase in the net interest margin is due primarily to higher net spreads between commercial and residential real estate loan yields and the effective cost of funds employed to fund these assets, as well as the effect of a higher yielding mix of interest-earning assets (i.e., an increased average balance of higher yielding residential real estate loans and lower average balances of lower yielding syndicated commercial loans and investment securities).

	December 31,

	2002 Compared to 2001

	Change Due To

	Volume	Rate	Total

	(Thousands of dollars)
Cash equivalent securities	$564	$(452)	$112
Investment securities	(5,881)	(2,424)	(8,305)
Loans	90,093	(65,368)	24,725

Total increase/ (decrease) in interest income	84,776	(68,244)	16,532

Time deposits	763	64,717	65,480
Savings deposits	(9,871)	13,437	3,566
Debt with FHLB	(15,083)	4,867	(10,216)
Warehouse lines of credit	—	—	—
Other	(59)	—	(59)
Total increase/ (decrease) in interest expense	(24,250)	83,021	58,771

Increase in net interest income	$60,526	$14,777	$75,303

      The gain on the sale of residential real estate loans increased during 2002 primarily as a result of significantly increased levels of loan sales. The gain on sale from whole loan sales increased to $185.0 million during 2002, as compared to $75.3 million for 2001. The increase in loan sales volume is driven by a significant increase in loan origination volume. During 2002 and 2001, total loan sales were $5.69 billion and $2.82 billion, respectively, and loan origination volume was $6.94 billion and $3.33 billion, respectively. The average gross premium on loans sold during 2002 was 4.66% as compared to 4.16% for 2001. The gain on sale percentage (net gain after allocated costs and adjustments to the carrying valuations of loans held for sale, divided by net loans sold) for 2002 was 3.25% as compared to 2.67% for 2001, reflecting the increase in gross premiums realized. Information on indirect expenses related to loan origination is also reflected in the table below; these expenses are related to the period’s origination of residential real estate loans, but are not direct (or capitalized) costs of production and are shown for informative purposes only.

	Year Ended December 31,

	2002	2001*

	(Thousands of dollars,
	except percents)
Sales and securitizations of residential real estate loans	$5,689,554	$2,823,005

Net premium recognized on loan sales and securitizations	$265,428	$117,474
Less: Direct costs of loan originations(1)	(73,376)	(29,180)
Adjustments to carrying value of loans held for sale	(7,016)	(12,955)

Gain on sale (GAAP)	185,036	75,339
Less: Origination expenses during the period(2)	(42,040)	(29,104)

Net operating gain on sale(3)	$142,996	$46,235

Net premium recognized on loan sales and securitizations	4.66%	4.16%
Less: Direct costs of loan originations	(1.29)%	(1.03)%
Adjustments to carrying value of loans held for sale	(0.12)%	(0.46)%

Gain on sale (GAAP)	3.25%	2.67%
Less: Origination expenses during the period	(0.74)%	(1.03)%

Net operating gain on sale	2.51%	1.64%

*	The year 2001 adjustments to carrying value of loans held for sale include first trust deed loans only.

(1)	Direct costs are costs directly incurred with the origination of the loans and which are deferred and recognized when the loans are sold.

(2)	Origination expenses represent indirect expenses related to the origination of residential real estate loans during the period indicated and which are not deferred. These expenses are included in non-interest expense in the consolidated statement of operations.

(3)	Net operating gain on sale is a supplemental measurement that management utilizes in evaluating its residential real estate lending operations; however, it is only a supplement to, and not a substitute for, the information presented in the consolidated statement of operations as prepared in accordance with GAAP. Furthermore, our definition of the indirect origination expenses may not be comparable to similarly titled measures reported by other companies. The net operating gain on sale amount does not include net interest income on residential real estate loans held for sale or any fair value adjustments on the Company’s residual interests in securitized loans.

     The provision for loan losses increased to $108.1 million for 2002 as compared to $53.4 million for 2001; this increase is primarily reflective of an increase in the loan portfolio outstanding (excluding loans held for sale) from $3.86 billion at December 31, 2001 to $4.14 billion at December 31, 2002, but is primarily due to the Company incurring increased net loan charge-offs and non-accrual loans during 2002, and increasing its allowance for loan losses in response to its evaluation of expected, and often uncertain, future trends in general economic conditions and their impact upon the commercial real estate market in particular.

      Non-interest expense increased from $123.7 million for the year ended December 31, 2001 to $166.3 million for the year ended December 31, 2002; an increase of approximately 34%. This increase was due primarily to the compensation expense related to the additional staff required to support the increase in residential real estate loan originations over the prior year.

      During 2002, the Company extinguished $78.9 million in principal amount of its 7.70% Senior Notes due 2004, and $2.3 million in principal amount at maturity of its LYONS, with a pre-tax gain of $3.2 million. During 2001, the Company extinguished $8.5 million in principal amount of its 7.70% Senior Notes due 2004 and $27.0 million in principal amount of its 7.875% Senior Notes due 2009, with a pre-tax gain of $8.1 million.

      The unallocated corporate interest and other expense loss before taxes for the year ended December 31, 2002, was $57.5 million as compared to $45.6 million for the year ended December 31, 2001. While interest expense was $4.1 million lower in 2002 (due to lower levels of holding company debt outstanding) than in 2001, compensation expense was higher by $9.3 million during 2002; in addition, during 2002, the Company realized a gain on the extinguishment of debt of $3.2 million as compared to a significantly higher gain of $8.1 million during 2001.

      Income tax expense of $72.8 million and $34.7 million for 2002 and 2001, respectively, represents effective tax rates of 41.2% and 37.3%, respectively, on income before taxes from continuing operations of $176.9 million and $92.9 million for the same respective periods. The effective tax rates for both periods differ from the federal enacted tax rate of 35% primarily due to various state income tax provisions within the Company’s financial services operation.

      The Company, based upon the results of its year-end 2002 actuarial evaluations (which reflected adverse loss development), determined that the financial position of its discontinued insurance operations had experienced significant deterioration. As a result, the Company determined that a recovery of its investment in its discontinued insurance operations was no longer probable and that a write down of the entire investment was warranted. The total impairment charge taken in the fourth quarter 2002 was $119.6 million before taxes and was comprised of a $45.1 million net investment in the Company’s discontinued insurance operations and a loss accrual of $74.5 million for the net present value of potential future cash contributions to FIC. The $119.6 million loss resulted in an after tax charge of $77.8 million which was reported separate from net income from continuing operations.

      Loans Receivable, Non-Performing Assets and Reserve Activity. The following table shows loans receivable in the various financing categories and the percentages of the total represented by each category:

	As of December 31,

	2003		2002		2001

		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total

	(Thousands of dollars, except percents)
Term loans:
Commercial real estate loans:
Bridge	$1,659,847	34%	$1,712,085	41%	$1,653,970	42%
Permanent	1,281,877	27%	1,393,427	34%	1,320,993	34%
Construction	804,793	17%	328,974	8%	263,587	7%
Single tenant credit	268,506	5%	296,787	7%	307,320	8%

Total commercial real estate loans	4,015,023	83%	3,731,273	90%	3,545,870	91%
Residential real estate loans	789,951	17%	392,061	9%	195,643	5%
Syndicated commercial loans	6,857	—	26,216	1%	110,713	3%
Other	4,615	—	4,272	—	22,555	1%

Total term loans	4,816,446	100%	4,153,822	100%	3,874,781	100%
Revolving loans:
Syndicated commercial loans	—	—	—	—	2,791	—

Total revolving loans	—	—	—	—	2,791	—

Total loans	4,816,446	100%	4,153,822	100%	3,877,572	100%
Deferred fees and costs	(25,436)	—	(15,937)	—	(16,171)	—
Less allowance for loan losses	(213,591)	(5)%	(161,190)	(4)%	(104,179)	(3)%

Loans receivable	$4,577,419	95%	$3,976,695	96%	$3,757,222	97%

      The following tables describe the non-performing asset classifications, loss experience and allowance for loan loss reconciliation of the financial services operation’s portfolio as of or for the years ended as shown below:

	December 31,

	2003	2002	2001

	(Thousands of dollars,
	except percents)
Non-accrual loans receivable:
Commercial real estate loans	$71,758	$70,031	$68,921
Residential real estate loans	8,482	5,600	2,531
Syndicated commercial loans	6,752	11,239	3,397
Other	—	—	104

	86,992	86,870	74,953
Real estate owned (“REO”):
Commercial real estate loans	23,621	10,598	19,329
Residential real estate loans	643	315	4,260

	24,264	10,913	23,589

Total non-performing assets (“NPA”) — loans receivable related	$111,256	$97,783	$98,542

NPA to total loans receivable and REO	2.31%	2.36%	2.54%
Allowance for loan losses to total loans receivable	4.46%	3.90%	2.70%
Allowance for loan losses to NPA	192.0%	164.8%	105.7%
Accruing loans receivable past due 90 days or more:
Commercial real estate loans	$36,406	$—	$15,586
Residential real estate loans	—	—	—
Other	—	—	4

Total accruing loans receivable past due 90 days or more	$36,406	$—	$15,590

	December 31,

	2003	2002	2001

	(Thousands of dollars,
	except percents)
Beginning allowance for loan losses	$161,190	$104,179	$67,599
Provision for loan losses	98,262	108,118	53,374
Reclass of allowance for loan commitments	—	(3,259)	—
Charge-offs:
Commercial real estate loans	(46,122)	(32,409)	(7,897)
Residential real estate loans — portfolio	(414)	(658)	(684)
Syndicated commercial loans	(199)	(16,524)	(9,332)
Other-consumer	—	—	—

Total charge-offs	(46,735)	(49,591)	(17,913)

Recoveries:
Commercial real estate loans	636	1,700	1,001
Residential real estate loans — portfolio	127	29	112
Syndicated commercial loans	110	—	—
Other-consumer	1	14	6

Total recoveries	874	1,743	1,119

Net charge-offs	(45,861)	(47,848)	(16,794)

Ending allowance for loan losses	$213,591	$161,190	$104,179

Net loan charge-offs to average total loans receivable (excluding loans HFS)	1.04%	1.18%	0.45%

	December 31,

	2003	2002	2001

	(Thousands of dollars)
Allocation of allowance for loan losses:
Commercial real estate loans	$195,000	$147,228	$92,676
Residential real estate loans — portfolio	15,607	7,844	7,534
Syndicated commercial loans	2,983	6,118	3,986
Other-consumer	1	—	(17)

Total allowance for loan losses	$213,591	$161,190	$104,179

      Non-performing assets increased during 2003 to $118.7 million, or 1.40% of total loans receivable, loans held for sale and REO at December 31, 2003. There were 5 loans on accrual status, as of December 31, 2003, which were 90 days or greater past due. Non-performing assets were 1.84% and 2.48% of total loans receivable, loans held for sale and REO, at December 31, 2002 and 2001 respectively. The level of non-performing assets fluctuates and specific loans can have a material impact upon the total. As of December 31, 2003, non-performing commercial real estate loans and REO were comprised of 14 non-accrual loans and nine REO properties, as compared to 16 non-accrual commercial real estate loans and four REO properties at December 31, 2002 and 13 non-accrual commercial real estate loans and three REO properties at December 31, 2001. Consideration must be given that, due to the secured nature of the Company’s loans and the presence of larger-balance loans, the classification, and the timing thereof, of an individual loan as non-performing or REO can have a significant impact upon the level of total non-performing assets, without necessarily a commensurate increase in loss exposure. As of December 31, 2003, non-accrual residential real estate loans (including loans held for sale) and REO had slightly increased to $16.6 million from $15.5 million at December 31, 2002 and decreased from $23.4 million at December 31, 2001. The decrease in non-accrual loans in 2003 and 2002 from the 2001 level, is primarily the result of a concerted and ongoing effort by the

Company to reduce these non-performing assets through sales to other financial institutions. The syndicated loan group had two loans in non-performing status at December 31, 2003, four at December 31, 2002 and one at December 31, 2001, with balances of $6.8 million, $11.2 million and $3.4 million, respectively. See Note E of Notes to Consolidated Financial Statements for additional detail on non-performing assets.

      During the year ended December 31, 2003, there were 18 commercial real estate loans with a total balance of $178.2 million that were modified in connection with loan restructurings and remained on accrual status. These 18 loans, with a total balance of $180.1 million as of December 31, 2003, were performing within their contractual terms and were in accrual status at December 31, 2003. The Company incurred a total of $13.4 million in net loan charge-offs related to the restructuring of these 18 loans during 2003, of which $10.9 million was related to four individual loans. At December 31, 2002 there were 13 commercial real estate loans with a total balance of $200.4 million that were modified in connection with loan restructurings and remained on accrual status. Of these 13 loans, one (total balance of $3.3 million) was ultimately foreclosed upon and in REO status at December 31, 2002 and three loans were paid off in full. The remaining nine loans, with a total balance of $140.3 million as of December 31, 2002, were performing within their contractual terms and were in accrual status at December 31, 2002. The Company incurred a total of $5.0 million in net loan charge-offs related to the restructuring of these 13 loans during 2002, of which $3.8 million was related to one individual loan. At December 31, 2001, there were no loans included in accrual status that had been modified in connection with loan restructurings.

      The provision for loan losses in 2003 decreased to $98.3 million, as compared to $108.1 million in 2002 and $53.4 million in 2001. The allowance for loan losses as a percentage of total loans receivable, increased to 4.46% as of December 31, 2003, as compared to 3.90% and 2.70% at December 31, 2002 and 2001, respectively. The ratio of net charge-offs to average total loans receivable decreased in 2003 from 2002 to 1.04% from 1.18% in 2002 and 0.45% in 2001. The decrease in the ratio for 2003 as compared to 2002 is primarily a result of the increase in the average loan portfolio (excluding loans held for sale) for 2003. The increase in the ratio for 2002 as compared to 2001 is primarily a result of increased commercial real estate loan net charge-offs, as well as, to a lesser degree, increased syndicated commercial loan net charge-offs. The net charge-off ratio for commercial real estate loans for 2003 increased to 1.17% as compared to 0.87% for 2002 and 0.21% for 2001.

Discontinued Insurance Operations

      The property and casualty insurance operation, which was primarily represented by the underwriting of workers’ compensation insurance policies, was classified as discontinued during the fourth quarter of 2001. The intention at that time was to allow the liabilities (primarily loss and loss adjustment expense reserves) related to the discontinued insurance business to run-off and, as a result, the property and casualty insurance operation was accounted for as a discontinued operation using the liquidation basis of accounting. Accordingly, the Company’s operating results for 2001 and prior periods were restated to reflect reporting in this manner for all periods presented. In July 2002, Fremont entered into the Agreement with the DOI that would allow FIC, with the oversight of the DOI, to self-administer the run-off its operations by paying claims and operating expenses in the ordinary course of business and also preserve the Company’s net operating loss carryforwards attributable to FIC. The Agreement also obligated Fremont to make certain additional cash contributions to FIC. Further, as a result of the restrictions in the Agreement with the DOI, the additional adverse loss development, and other actions taken by the DOI during the fourth quarter of 2002, including placing further restrictions on the FIC’s ability to direct the activities of the run-off of the discontinued insurance operations, the Company no longer had effective control of these operations and its activities were done at the consent and under the direction of the DOI. Accordingly, the assets and liabilities of the discontinued insurance operations as of December 31, 2002 were removed from the consolidated balance sheets of the Company.

      The Insurance Commissioner of the State of California sought, and was granted, an order of conservation over FIC by the Superior Court of the State of California for the County of Los Angeles on June 4, 2003. The conservation order incorporates the Agreement and also provides that nothing in the order is intended to modify any of the provisions of the Agreement. The Insurance Commissioner of the State of California further sought, and was granted, an order of liquidation over FIC by the Superior Court of the State of California for

the County of Los Angeles on July 2, 2003. Pursuant to the provisions of the Agreement, the granting of an order of conservation and/or liquidation prior to March 1, 2004 extinguishes the obligation of Fremont to provide any further cash contributions to FIC. As a result of these actions, during the second quarter of 2003, the Company recognized a net of tax gain of $44,308,000 from the reversal of this liability for potential future cash contributions to FIC.

      While the Company owns 100% of the common stock of FIC, its assets and liabilities are excluded from the accompanying Consolidated Balance Sheets as the Company no longer has effective control over the operation of this subsidiary. For additional detail on the discontinuance of the property and casualty insurance operation see Note Q of Notes to Consolidated Financial Statements.

Market Risk

      The Company is subject to market risk resulting primarily from fluctuations in interest rates arising from balance sheet financial instruments such as investments, loans and debt. Changes in interest rates can affect loan interest income, gains on the sale of residential real estate loans, interest expense, loan origination volume, net investment income, and total stockholders’ equity. The level of gain on the sale of residential real estate loans is highly dependent upon the level of loan origination volume and the net premium paid by the purchasers of such loans. Both the volume and net premium, in turn, are highly dependent upon changes in, and the level of, interest rates and other economic factors. The Company may experience a decrease in the amount of net gain it realizes should significant interest rate increases occur or if other economic factors have a negative impact on the value and volume of the loans the Company originates. The objective of the asset and liability management activities is to provide the highest level of net interest and investment income and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk. There is no exposure to foreign currency or commodity price risk.

      The Company is subject to interest rate risk resulting from differences between the rates on, and repricing characteristics of, interest-earning loans receivable (and loans held for sale) and the rates on, and repricing characteristics of, interest-bearing liabilities used to finance its loans such as deposits and debt. Interest rate gaps may arise when assets are funded with liabilities having different repricing intervals or different market indices to which the instruments’ interest rate is tied and to this degree earnings will be sensitive to interest rate changes. Additionally, interest rate gaps could develop between the market rate and the interest rate on loans in the financial services loan portfolio, which could result in borrowers’ prepaying their loan obligations. While the Company attempts to match the characteristics of interest rate sensitive assets and liabilities to minimize the effect of fluctuations in interest rates, it does not currently utilize derivative financial instruments to a significant extent to meet these objectives. Any utilization of derivatives by the Company are for the purpose of reducing the exposure to interest rate risk, not to speculate on the direction of market interest rates. For the Company’s financial instruments, the expected maturity date does not necessarily reflect the net market risk exposure because certain instruments are subject to interest rate changes before expected maturity. With respect to the Company’s pipeline of residential real estate loans held for sale, the Company attempts to minimize its interest rate risk exposure through forward loan sale commitments; these commitments do not meet the definition of a derivative under generally accepted accounting principles and, accordingly, they are not recorded in the consolidated financial statements.

      The Company is reliant upon the secondary mortgage market for execution of its whole loan sales and securitizations of residential real estate loans. While the Company strives to maintain adequate levels of liquidity to withstand certain disruptions in the secondary mortgage market, a significant disruption could adversely impact the Company’s ability to fund, sell, securitize or finance its residential real estate loan origination volume, leading to reduced gains on sale and a corresponding decrease in revenue and earnings. A deterioration in performance of the residential real estate loans after being sold in whole loan sales and securitizations could adversely impact the availability and pricing of such future transactions.

      The following table provides information about the assets and liabilities of the Company that are sensitive to changes in interest rates. For loans, investments, deposits and other liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturity, adjusted for estimated loan prepayments based upon the historical behavior of the financial services loan portfolio. Deposits that have no contractual maturity are presented as maturing in 2004.

Financial Services Operation

Interest Rate Sensitivity

	Estimated Cash Flows of Principal Amounts

								Estimated
								Fair Value at
	2004	2005	2006	2007	2008	Thereafter	Total	12/31/03

	(Thousands of dollars except percents)
Rate Sensitive Assets:
Variable Rate
Commercial real estate loans	$1,459,884	$1,243,285	$750,888	$148,734	$43,000	$24,017	$3,669,808	$3,691,552
Average interest rate	7.43%	7.02%	7.33%	7.13%	7.31%	7.29%	7.26%
Residential real estate loans(1)	$3,685,663	$322,930	$150,208	$37,768	$16,859	$45,015	$4,258,443	$4,423,017
Average interest rate	7.28%	7.29%	8.12%	8.16%	8.16%	8.16%	7.33%
Syndicated commercial loans	$6,857	—	—	—	—	—	$6,857	$6,857
Average interest rate	6.53%	—	—	—	—	—	6.53%
Investments	$113,926	$417	$147	—	—	—	$114,490	$114,545
Average interest rate	4.15%	1.33%	1.33%	—	—	—	4.14%
Fixed Rate
Commercial real estate loans	$75,590	$39,622	$31,153	$23,962	$11,856	$163,032	$345,215	$362,292
Average interest rate	11.01%	8.94%	8.52%	7.75%	8.24%	8.09%	8.85%
Residential real estate loans(1)	$155,465	$879	$770	$531	$366	$784	$158,795	$164,051
Average interest rate	11.26%	9.49%	9.49%	9.49%	9.50%	9.49%	11.22%
Other loans	$741	$820	$909	$1,007	$1,115	$23	$4,615	$4,615
Average interest rate	11.18%	10.27%	10.28%	10.28%	10.29%	0.00%	10.37%
Rate Sensitive Liabilities:
Variable Rate
Industrial bank savings and money market deposit accounts	$1,656,607	—	—	—	—	—	$1,656,607	$1,656,607
Average interest rate	1.94%	—	—	—	—	—	1.94%
Fixed Rate
Industrial bank certificates of deposit	$4,725,418	$137,682	$61,342	$7	$17,730	$34,380	$4,976,559	$4,986,506
Average interest rate	1.98%	3.28%	6.01%	2.61%	5.46%	5.93%	2.10%
Borrowing capacity with FHLB	$1,230,000	$380,000	$40,000	—	—	—	$1,650,000	$1,661,493
Average interest rate	1.95%	1.81%	2.31%	—	—	—	1.93%

(1)	Residential real estate loan amounts include loans held for sale

     Fremont General Corporation (Parent-only) — Interest Rate Risk

      The following table provides information about interest rate sensitive liabilities of Fremont General Corporation. For short-term investments with variable interest rates, the table presents principal cash flows by expected maturity dates. The weighted-average interest rates are based on implied forward rates as derived from appropriate annual spot rate observations as of the reporting date.

	Principal Amount Maturing in:

								Estimated
								Fair Value at
	2004	2005	2006	2007	2008	Thereafter	Total	12/31/03

	(Thousands of dollars, except percents)
Interest rate sensitive liabilities:
Fixed interest rate debt borrowings	$22,385	—	—	—	—	$291,770	$314,155	$321,707
Weighted-average interest rate	7.70%	—	—	—	—	6.88%	6.94%

Liquidity and Capital Resources

      FIL finances its lending activities primarily through customer deposits, which have grown to $6.63 billion at December 31, 2003 from $4.55 billion at December 31, 2002 and $4.26 billion at December 31, 2001. FIL is also eligible for financing through the Federal Home Loan Bank of San Francisco, from which financing is available at varying rates and terms. Additionally, FIL has a line of credit with the Federal Reserve Bank of San Francisco. To add flexibility and capacity to its ability to fund the origination of residential real estate loans, the Company entered into three warehouse lines of credit, totaling $1.5 billion, during 2003; there were no amounts outstanding under the facilities as of December 31, 2003. (See “Item 1. Business — Financial Services Operation — Funding Sources.”) The FDIC has established certain capital and liquidity standards for its member institutions, and FIL was in compliance with these standards as of December 31, 2003 (See “Item 1. Business — Industrial Bank Regulation.”)

      As a holding company, Fremont primarily pays its operating expenses, interest expense and stockholders’ dividends from its cash on hand and intercompany tax payments from FIL. Dividends paid on its common stock aggregated $10.5 million, $7.2 million, and $7.1 million during 2003, 2002 and 2001, respectively; however, no assurance can be given that future common stock dividends will be declared.

      During 2001, 2002 and 2003, Fremont had significant net operating loss carryforwards which were used to offset taxable income generated by FIL. As a result, intercompany payments of federal income tax obligations from FIL, which were otherwise payable to taxing authorities, were available for use by Fremont for general working capital purposes. The last of the net operating loss carryforwards were fully utilized during 2003 and only current operating losses at Fremont will offset taxable income generated by FIL; as a result, beginning in 2004, Fremont is expected to pay most of the federal income taxes it receives from FIL to the federal taxing authorities. There exist certain California Franchise Tax matters pending resolution, of which Fremont is not yet able to make a determination of their ultimate liability, but does not believe that the actual outcomes of these matters will adversely impact its liquidity. It is expected that the final resolution of these matters will take several years. (See Note G of Notes to Consolidated Financial Statements.)

      During the year ended December 31, 2003, Fremont purchased, at par value, $49.3 million of its 7.7% Senior Notes due 2004; the cost was approximately $49.2 million. During the year ended December 31, 2002, Fremont purchased, at par value, $78.9 million of its 7.7% Senior Notes due 2004; the cost was approximately $75.6 million. During the year ended December 31, 2001, Fremont purchased $8.5 million and $27.0 million in par value of its 7.7% Senior Notes due 2004 and 7.875% Senior Notes due 2009, respectively, with a total cost of approximately $27.0 million. In addition, during the year ended December 31, 2002, Fremont purchased $2.3 million in maturity value of its Liquid Yield Option Notes due October 2013 (zero coupon-subordinated) (“LYONs”) for approximately $1.2 million.

      Fremont has cash and cash equivalents of $144.1 million at December 31, 2003 and with debt maturities of only $22.4 million at March of 2004, the Company believes that, with its other available sources of liquidity, it will have sufficient means to satisfy its liquidity needs for at least the forseeable future.

Off-Balance Sheet Activities

      The Company in 2003 began again to securitize its residential real estate loans; the Company had not done so since 1999. Securitization is a process of transforming the loans into securities, which are sold to investors. The loans are sold to a qualifying special-purpose entity (a “QSPE”) which is legally isolated from the Company. The QSPE, in turn, issues interest-bearing securities, commonly known as asset-backed securities, that are secured by the future cash flows to be derived from the sold loans. The QSPE uses the proceeds from the issuance of the securities to pay the purchase price of the sold loans. The Company does not utilize unconsolidated special-purpose entities as a mechanism to remove non-performing assets from the consolidated balance sheets.

      Securitization is used by the Company to provide an additional source of liquidity. The QSPEs are not consolidated into the Company’s financial statements since they meet the criteria established by SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” In general, those criteria require the QSPE to be isolated and distinct from the transferor (the Company), be limited to permitted activities, and have defined limits on the assets it can hold and the permitted sales, exchanges or distributions of its assets.

      During 2003, the Company securitized $1.18 billion in residential real estate loans. The investors and the QSPEs do not have any recourse to the Company if the cash flows generated by the sold loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, the Company removes from its balance sheet the carrying value of the loans sold and adds to its balance sheet the estimated fair value of the assets obtained in consideration for the loans which generally include the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights. Additional information concerning the Company’s securitization and other off-balance sheet activities is included in Notes A, F and O of Notes to Consolidated Financial Statements.

Contractual Obligations

      The Company has contractual obligations and commitments related to its debt, Preferred Securities and operating leases for premises and equipment. The contractual obligations at December 31, 2003 are summarized by contractual maturity in the following table:

	Payments Due by Period

		Less than 1		3-5	More than
	Total	Year	1-3 Years	Years	5 Years

		(Thousands of dollars)
FHLB advances	$1,650,000	$1,230,000	$420,000	$—	$—
Senior Notes due 2004	22,385	22,385	—	—	—
Senior Notes due 2009	190,700	—	—	—	190,700
LYONs due 2013	1,070	—	—	—	1,070
Preferred Securities	100,000	—	—	—	100,000

Total debt	1,964,155	1,252,385	420,000	—	291,770
Operating lease obligations	66,028	8,496	17,472	15,004	25,056

Total	$2,030,183	$1,260,881	$437,472	$15,004	$316,826

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

Gain on Whole Loan Sales and Securitizations

      The Company recognizes net gains or losses on whole loan sales and securitizations of its residential real estate loans at the date of settlement and when the Company has transferred control over the loans to either a securitization transaction or to a third party purchaser. The amount of gain or loss for whole loan sales is based upon the difference between the net cash received for the loans and the allocated carrying value of the loans. The Company sells its whole loans on a servicing released basis and the net cash received includes a premium for the mortgage servicing rights. In a securitization transaction, the Company retains the mortgage servicing rights and a gain is recognized to the extent that the net selling price (based upon the allocated fair values of the assets obtained at the date of transfer) exceeds the carrying value of the loans sold. The Company structures each securitization transaction to meet the sale requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and, as a result, at the closing of each securitization, the Company removes from its balance sheet the carrying value of the loans held for sale and adds to its balance sheet the estimated fair value of the assets obtained from the sale of loans through the securitization transaction which generally include the cash received (net of transaction expenses), retained junior class interests (residual interests in securitized loans), and mortgage servicing rights. The carrying value of the loans sold generally is loan principal balance plus the direct costs of origination, less the net amount of fees received from the borrower.

     Allowance for Loan Losses

      The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and probable losses and inherent risks in the loan portfolio. The allowance for loan losses is established through a provision for loan losses in the consolidated statement of operations and reduced by charge-offs of loan balances related to specific loans. The Company utilizes a systematic methodology for determining an appropriate allowance for loan losses. Management’s methodology for evaluating the adequacy of the allowance encompasses a variety of risk assumptions, both quantitative and qualitative, and the process includes a periodic loan by loan review of loans that are individually evaluated for impairment as well as detailed reviews of other loans, either individually or in pools. Quantitative factors include historical loss experience (by property type and geographic market), delinquency trends, collateral values, specific problem loans, trends in problem and potential problem loans, and other relevant factors. Qualitative factors include prevailing and anticipated economic trends (regionally, nationally and by industry), trends in volume, size and terms of loans, changes in risk selection and underwriting standards, loan concentrations (geographic and industry), and other relevant factors. While this methodology utilizes historical and other objective information deemed to warrant recognition in evaluating the adequacy of the allowance, the adequacy of the allowance is subject to variation as conditions change.

     Income Taxes

      The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessments. Realization of the deferred tax assets is in part dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The gain inherent in the Company’s loans held for sale has been recognized into taxable income in periods prior to being recognized into GAAP income. Therefore, when the loans held for sale are ultimately sold, there will be no tax paid on the gain per GAAP since the taxable gain was recognized in a previous period. Deferred tax assets relating to the allowance for loan losses are dependent on future taxable income to offset the deductions which are expected to arise when the loans relating to the allowance are ultimately charged off. Management’s judgments regarding future profitability may change due to future market conditions, loan loss experience, and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances.

New Accounting Standards

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company has applied the intrinsic method of valuing stock-based compensation and has adopted the disclosure requirements of SFAS No. 148 and SFAS No. 123.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” that amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a significant impact on the Company’s financial position and results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that existed as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The effect of SFAS No. 150 on the Company’s financial position was the reclassification of the Company’s Preferred Securities to a liability at July 1, 2003. SFAS No. 150 did not have an impact on the Company’s results of operations.

      In December 2003, the FASB issued Interpretation 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) that replaced FIN 46 issued in January 2003. The objective of FIN 46R is to provide guidance on identifying a variable interest entity (“VIE”) and determining when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. The interpretation also provides new disclosure requirements. FIN 46R excludes qualifying special purpose entities subject to the reporting requirements of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, such as are utilized in the Company’s securitization transactions. The Company in its commercial real estate lending activities does extend loans to entities that may meet the definition of a VIE; however, it is the Company’s determination that these lending relationships do not qualify under FIN 46R for inclusion in the Company’s consolidated financial statements. The impact of FIN 46R on the Company’s financial position and results of operations will be the deconsolidation of the Company’s wholly-owned subsidiary trust formed to issue the Preferred Securities. This presentation will be effective March 31, 2004.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The information set forth under the sub-headings “Market Risk,” “Financial Services Operation — Interest Rate Risk,” and “Fremont General Corporation (Parent-only) — Interest Rate Risk” in the Company’s Management’s Discussion and Analysis is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

      The Company’s Consolidated Financial Statements are set forth in the “Index” on page F-1 hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      As of December 31, 2003, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There have been no changes in the Company’s internal controls over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information set forth under the sub-headings “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

      Fremont’s Code of Conduct for Executive Officers that applies to its principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, which satisfies the SEC’s requirement for a “code of ethics” applying to such officers, is included as an exhibit to the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders. A free copy of the Code of Conduct for Executive Officers may be obtained by calling the investor relations request line at 310/264-7442, by email at invrel@fmt.com or by fax at 310/315-5593.

Item 11.	Executive Compensation

      The information set forth under the sub-headings “Election of Directors,” “Committees of the Board of Directors,” “Compensation of Directors,” “Executive Officers,” “Summary Compensation Table,” “Summary Compensation Table — Explanations,” “Option/ SAR Grants In Last Fiscal Year,” “Option Exercises and Year-End Option Values,” “Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table,” “Employment Agreements” and “Retirement and Other Benefit Plans,” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information set forth under the sub-headings “Principal and Management Stockholders” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information set forth under the sub-headings “Election of Directors,” “Employment Agreements,” and “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information set forth under the sub-heading “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) and (a)(2) and (d) Financial Statements and Schedules. Reference is made to the “Index — Consolidated Financial Statements and Financial Statements Schedules — Annual Report on Form 10-K” filed as part of this Annual Report.

      (a)(3) and (c) Exhibits.

Exhibit
No.	Description

3.1	Restated Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 1998, Commission File Number 1-8007.)
3.2	Certificate of Amendment of Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)
3.3(a)	Amended and Restated By-Laws of Fremont General Corporation. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
3.3(b)	Fremont General Corporation Bylaw Amendment Adopted by the Board of Directors on November 30, 2003.
4.1	Form of Stock Certificate for Common Stock of the Registrant. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
4.2	Indenture with respect to Liquid Yield Option Notes Due 2013 between the Registrant and Bankers Trust Company. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed on October 1, 1993, Registration Number 33-68098.)
4.3	Indenture among the Registrant, the Trust and Bank of New York (originated with First Interstate Bank of California), a New York Banking Corporation, as trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.4	Amended and Restated Declaration of Trust among the Registrant, the Regular Trustees, The Chase Manhattan Bank (USA), a Delaware banking corporation, as Delaware trustee, and The Chase Manhattan Bank, N.A., a national banking association, as Institutional Trustee. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.5	Preferred Securities Guarantee Agreement between the Registrant and The Chase Manhattan Bank, N.A., a national banking association, as Preferred Guarantee Trustee. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.6	Common Securities Guarantee Agreement by the Registrant. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.7	Form of Preferred Securities. (Included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.1*	Fremont General Corporation and Affiliated Companies Investment Incentive Plan and Amendments Number One, Two, Three and Four. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002, Commission File Number 1-8007.)
10.2(a)*	Fremont General Corporation Investment Incentive Program Trust. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1993, Commission File Number 1-8007.)
10.2(b)*	Amendment to the Fremont General Corporation Investment Incentive Program Trust. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.3(a)*	Fremont General Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on April 9, 2001, Registration Number 333-58560.)

Exhibit
No.	Description

10.3(b)*	First Amendment to the Fremont General Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.1(b) to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2001, Commission File Number 1-8007.)
10.3(c)*	Second and Third Amendments to the Fremont General Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.3(c) to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002, Commission File Number 1-8007).
10.4*	Fremont General Corporation 2003 Excess Benefit Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002, Commission File Number 1-8007).
10.5*	Fremont General Corporation 2003 Excess Benefit Plan Trust Agreement. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002, Commission File Number 1-8007).
10.6*	Fremont General Corporation Deferred Compensation Trust. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on April 9, 2001, Registration Number 333-58560.)
10.7*	1997 Stock Plan and related agreements. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007.)
10.8*	Management Incentive Compensation Plan of Fremont General Corporation and Affiliated Companies. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001, Commission File Number 1-8007).
10.9*	2002 Long Term Incentive Compensation Plan of the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 31, 2002, Commission File Number 1-8007.)
10.10*	1995 Restricted Stock Award Plan As Amended and forms of agreement thereunder. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8/ S-3 filed on December 9, 1997, Registration Number 333-17525.)
10.11(a)*	Fremont General Corporation Employee Benefits Trust Agreement (“Grantor Trust”) dated September 7, 1995 between the Registrant and Merrill Lynch Trust Company of California. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.11(b)*	November 11, 1999 Amendment to Exhibit A to the Fremont General Corporation Employee Benefits Trust (“Grantor Trust”) dated September 7, 1995 between the Registrant and Merrill Lynch Trust Company of California. (Incorporated by reference to Exhibit 10.13(a) to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999, Commission File Number 1-8007.)
10.12(a)*	Employment Agreement between the Registrant and James A. McIntyre dated January 1, 1994. (Incorporated by reference to Exhibit (10)(i) to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1994, Commission File Number 1-8007.)
10.12(b)*	First Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 1996. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007.)
10.12(c)*	Second Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 8, 1997. (Incorporated by reference to Exhibit 10.14(c) to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007.)
10.12(d)*	Third Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 2000. (Incorporated by reference to Exhibit 10.9(d) to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)

Exhibit
No.	Description

10.12(e)*	Fourth Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 2003. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2003, Commission File Number 1-8007.)
10.13*	Employment Agreement between the Registrant and Wayne R. Bailey dated February 25, 2000. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
10.14*	Employment Agreement between the Registrant and Raymond G. Meyers dated February 25, 2000. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.15*	Employment Agreement between the Registrant and Louis J. Rampino dated February 25, 2000. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
10.16*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Gwyneth E. Colburn dated August 7, 2003. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission File Number 1-8007.)
10.17*	Management Continuity Agreement between the Registrant and Alan Faigin dated August 7, 2003. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2003, Commission File Number 1-8007.)
10.18*	Management Continuity Agreement between the Registrant and Marilyn I. Hauge dated August 7, 2003. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2003).
10.19*	Management Continuity Agreement between the Registrant and Patrick E. Lamb dated August 7, 2003. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2003, Commission File Number 1-8007).
10.20*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Kyle R. Walker dated August 7, 2003. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission File Number 1-8007.)
10.21*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Murray L. Zoota dated August 7, 2003. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission File Number 1-8007.)
10.22	Continuing Compensation Plan for Retired Directors. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.23	Letter Agreement among Fremont Compensation Insurance Group, the Registrant and the State of California Department of Insurance dated November 27, 2000. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
10.24	California Department of Insurance Letter Agreement of Run-Off and Regulatory Oversight of the Fremont Compensation Insurance Group, Inc. Workers’ Compensation Insurance Companies dated July 2, 2002. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2002, Commission File Number 1-8007.)
10.25	Transition Agreement by and among Fremont Compensation Insurance Group, Inc., Fremont Compensation Insurance Company, Fremont Indemnity Company, Fremont Pacific Insurance Company and Amyniles Insurance Company dated as of May 31, 2002. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 19, 2002, Commission File Number 1-8007).
21	Subsidiaries of the Registrant.

Exhibit
No.	Description

23	Consent of Ernst & Young LLP, Independent Auditors.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management or compensatory plans or arrangements.

      With respect to long-term debt instruments, the Registrant undertakes to provide copies of such agreements upon request by the Commission.

      (b) Reports on Form 8-K:

      On October 29, 2003, the Company filed a Current Report on Form 8-K, Item 12, furnishing information regarding its results of operations for the three and nine months ended September 30, 2003.

FREMONT GENERAL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Fremont General Corporation

      We have audited the accompanying consolidated balance sheets of Fremont General Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fremont General Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ending December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Los Angeles, California

February 17, 2004

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(Thousands of dollars)
Assets
Cash and cash equivalents	$835,651	$236,376
Investment securities available for sale at fair value	114,545	383,232
Loans held for sale — net	3,650,167	1,673,145
Loans receivable — net	4,577,419	3,976,695
Mortgage servicing rights	6,898	—
Residual interests in securitized loans at fair value	6,530	22,749
Accrued interest receivable	38,663	28,529
Real estate owned	25,466	13,763
Premises and equipment — net	24,897	12,818
Deferred income taxes	193,304	302,268
Other assets	48,367	22,213

Total Assets	$9,521,907	$6,671,788

Liabilities
Deposits:
Savings accounts	$1,244,083	$848,567
Money market deposit accounts	412,524	254,857
Certificates of deposit:
Under $100,000	2,515,173	2,355,571
$100,000 and over	2,461,386	1,086,728

	6,633,166	4,545,723
Warehouse lines of credit	—	—
Federal Home Loan Bank (“FHLB”) advances	1,650,000	1,175,000
Senior Notes due 2004	22,377	71,560
Senior Notes due 2009	188,987	188,658
Liquid Yield Option Notes due 2013 (“LYONs”)	654	3,089
Mandatorily redeemable preferred securities of subsidiary trust (“Preferred Securities”)	100,000	100,000
Other liabilities	261,991	114,227
Liability to discontinued insurance operations	—	74,514

Total Liabilities	8,857,175	6,272,771
Stockholders’ Equity
Common stock, par value $1 per share — Authorized: 150,000,000 shares; Issued and outstanding: (2003 — 75,990,000 and 2002 — 75,397,000)	75,990	75,397
Additional paid-in capital	296,000	288,508
Retained earnings	328,044	84,591
Deferred compensation	(35,889)	(49,542)
Accumulated other comprehensive income	587	63

Total Stockholders’ Equity	664,732	399,017

Total Liabilities and Stockholders’ Equity	$9,521,907	$6,671,788

See notes to consolidated financial statements.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(Thousands of dollars,
	except per share data)
Interest income:
Interest and fee income on loans	$539,588	$433,366	$408,641
Interest income — other	6,285	4,406	14,272

	545,873	437,772	422,913
Interest expense:
Deposits	127,791	143,065	212,110
FHLB advances	25,167	15,245	5,030
Senior Notes, LYONs, Preferred Securities and other	29,205	33,529	37,563

	182,163	191,839	254,703

Net interest income	363,710	245,933	168,210
Provision for loan losses	98,262	108,118	53,374

Net interest income after provision for loan losses	265,448	137,815	114,836

Non-interest income:
Net gain (loss) on:
Whole loan sales and securitizations of residential real estate loans	307,644	185,036	75,339
Sale of residual interests in securitized loans	17,503	—	—
Sales of real estate owned	4,443	643	686
Whole loan sales of other loans	674	78	2,032
Extinguishment of debt	(1)	3,191	8,083
Net loan servicing income	9,684	6,727	4,787
Other	17,844	9,708	10,870

	357,791	205,383	101,797
Non-interest expense:
Compensation	172,324	100,970	74,155
Occupancy	11,606	8,525	8,108
Expenses and losses on real estate owned	9,428	11,680	4,976
Other	65,760	45,133	36,468

	259,118	166,308	123,707
Income before income taxes	364,121	176,890	92,926
Income tax expense	152,168	72,813	34,672

Net income from continuing operations	211,953	104,077	58,254
Discontinued insurance operations in regulatory liquidation, net of tax	44,308	(77,762)	2,280

Net income	$256,261	$26,315	$60,534

Per Share Data:
Basic:
Net income from continuing operations	$3.03	$1.55	$0.90
Discontinued insurance operations in regulatory liquidation, net of tax	0.63	(1.16)	0.03

Net income	$3.66	$0.39	$0.93

Diluted:
Net income from continuing operations	$2.98	$1.55	$0.89
Discontinued insurance operations in regulatory liquidation, net of tax	0.62	(1.16)	0.03

Net income	$3.60	$0.39	$0.92

See notes to consolidated financial statements.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(Thousands of dollars)
Operating Activities
Net income from continuing operations	$211,953	$104,077	$58,254
Adjustments to reconcile net income from continuing operations to net cash used in operating activities:
Provision for loan losses	98,262	108,118	53,374
Net decrease in residual interests in securitized loans	17,142	19,091	10,221
Deferred income tax expense	83,409	58,750	30,926
Depreciation and amortization	19,180	17,699	12,152
Change in other assets and liabilities	118,046	10,239	6,367

Net cash provided by operating activities before loans held for sale activity	547,992	317,974	171,294
Originations of loans held for sale	(13,121,255)	(6,703,759)	(3,117,007)
Sale of and payments received from loans held for sale	11,145,780	5,734,767	2,660,208

Net cash used in operating activities	(1,427,483)	(651,018)	(285,505)

Investing Activities
Originations and advances funded for loans held for portfolio	(2,938,327)	(2,017,128)	(2,057,161)
Payments received from and sales of loans held for portfolio	2,220,926	1,746,873	1,639,574
Investment securities available for sale:
Purchases	(383,069)	(375,344)	(323,960)
Maturities or repayments	651,701	333,944	273,767
Cash contributions to discontinued insurance operations	(8,625)	(14,247)	(6,000)
Purchases of property and equipment	(19,162)	(7,160)	(1,693)

Net cash used in investing activities	(476,556)	(333,062)	(475,473)

Financing Activities
Deposits accepted, net of repayments	2,087,443	289,301	407,211
FHLB advances, net of repayments	475,000	866,000	309,000
Extinguishment of Senior Notes and LYONs	(51,749)	(79,963)	(35,092)
Dividends paid	(10,516)	(7,177)	(7,050)
Stock options exercised	2,120	—	—
Decrease in deferred compensation plans	1,016	1,091	1,761

Net cash provided by financing activities	2,503,314	1,069,252	675,830

Increase (decrease) in cash and cash equivalents	599,275	85,172	(85,148)
Cash and cash equivalents at beginning of year	236,376	151,204	236,352

Cash and cash equivalents at end of year	$835,651	$236,376	$151,204

See notes to consolidated financial statements

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Deferred	Comprehensive
	Stock	Capital	Earnings	Compensation	Income	Total

			(Thousands of dollars)
Balance at January 1, 2001	$70,732	$280,764	$10,677	$(66,456)	$48	$295,765
Net income for 2001	—	—	60,534	—	—	60,534
Cash dividends to stockholders	—	—	(7,082)	—	—	(7,082)
Retirement of common stock	(296)	(3,054)	—	3,350	—	—
Shares issued, acquired or allocated for employee benefit plans	359	1,569	—	(4,743)	—	(2,815)
Amortization of restricted stock	—	—	—	10,096	—	10,096
Shares allocated to ESOP	—	(351)	—	4,927	—	4,576
Other adjustments	—	(2,904)	—	(467)	—	(3,371)
Net change in unrealized gain on investments, net of deferred taxes	—	—	—	—	70	70

Balance at December 31, 2001	70,795	276,024	64,129	(53,293)	118	357,773
Net income for 2002	—	—	26,315	—	—	26,315
Cash dividends to stockholders	—	—	(5,853)	—	—	(5,853)
Retirement of common stock	(38)	(145)	—	183	—	—
Shares issued, acquired or allocated for employee benefit plans	3,844	12,964	—	(15,717)	—	1,091
Amortization of restricted stock	—	—	—	17,131	—	17,131
Shares allocated to ESOP	796	3,651	—	509	—	4,956
Other adjustments	—	(3,986)	—	1,645	—	(2,341)
Net change in unrealized gain on investments, net of deferred taxes	—	—	—	—	(55)	(55)

Balance at December 31, 2002	75,397	288,508	84,591	(49,542)	63	399,017
Net income for 2003	—	—	256,261	—	—	256,261
Cash dividends to stockholders	—	—	(12,808)	—	—	(12,808)
Conversion of LYONs	4	62	—	—	—	66
Stock options exercised	269	2,487	—	—	—	2,756
Retirement of common stock	(37)	(153)	—	190	—	—
Shares issued, acquired or allocated for employee benefit plans	357	3,644	—	(7,980)	—	(3,979)
Amortization of restricted stock	—	—	—	15,045	—	15,045
Shares allocated to ESOP	—	1,727	—	8,262	—	9,989
Other adjustments	—	(275)	—	(1,864)	—	(2,139)
Net change in unrealized gain on investments and residual interests, net of deferred taxes	—	—	—	—	524	524

Balance at December 31, 2003	$75,990	$296,000	$328,044	$(35,889)	$587	$664,732

See notes to consolidated financial statements

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Nature of Operations and Significant Accounting Policies

      Fremont General Corporation (“Fremont”) is a financial services holding company engaged primarily in commercial and residential real estate lending nationwide through its industrial bank subsidiary, Fremont Investment & Loan (“FIL”). FIL’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum legal limits.

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The significant accounting policies that materially affect financial reporting are summarized below.

      Consolidation: With the exception of the discontinued insurance operations (See Note Q), the consolidated financial statements include the accounts and operations, after intercompany eliminations, of Fremont General Corporation and subsidiaries (“the Company”).

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

      Investment Securities Available-for-Sale: Investment securities classified as available-for-sale are carried at their estimated fair value. Unrealized holding gains and losses on these investments are included in accumulated other comprehensive income and reported as a separate component of stockholders’ equity, net of deferred taxes.

      Realized investment gains and losses are included in other non-interest income based on specific identification of the investment sold. Unrealized losses that are other-than-temporary are recognized in earnings.

      Loans Receivable: Loans are reported at the principal amount outstanding, net of deferred fees and costs, loan participations by other financial institutions or investors, and the allowance for loan losses. Loan origination fees, net of direct incremental loan origination costs, are deferred and amortized to interest income over the contractual life of the loan using the interest method. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $78.3 million and $93.2 million as of December 31, 2003 and 2002, respectively. The allowance for loan losses is increased by provisions charged against operations and reduced by loan amounts charged off by management. The allowance is maintained at a level considered adequate to provide for inherent losses on loans based on management’s evaluation of the loan portfolio. While management uses all available information to estimate the level of the allowance for loan losses, future additions may be necessary based on changes in the amounts and timing of future cash flows expected due to changes in collateral values supporting loans, general economic conditions and the financial condition of individual borrowers.

      Management classifies loans as non-accrual when principal or interest is in default 90 days or more (unless the loan has collateral sufficient to discharge the debt and management reasonably expects repayment of the debt or restoration to a current status in the near future) or when other factors indicate that payment in full of principal and interest is not expected according to the contractual terms of the loan. When a loan is placed on non-accrual status, any previously uncollected interest is reversed as a reduction of interest income on loans receivable and accrued interest receivable. Subsequent collections on non-accrual loans are applied as a reduction of principal. The Company’s charge-off policy is based on a monthly loan-by-loan review.

      Loans Held for Sale: Loans held for sale are comprised of residential real estate loans and are carried at the lower of aggregate amortized cost or estimated fair value. Fair values are estimated based upon available

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information from recent sales of similar pools of loans to investors. Amortized cost includes the unpaid loan principal balance and direct costs of origination, less the net amount of fees received from the borrower. Loans held for sale may include loans that the Company has repurchased from investors and securitization transactions. The Company establishes a valuation reserve that is based upon management’s evaluation of various factors, such as expected losses from non-accrual loans and real estate owned, and the expected losses on loans repurchased from whole loan sale and securitization transactions through periodic provisions that are recorded in current operations as a reduction of the gain on the sale of residential real estate loans. The reserve level is determined based upon expected losses from historical secondary market transactions, loan volume characteristics and the criteria of the various loan sales distribution channels. Interest earned on loans held for sale is recorded as interest income until the date of sale.

      Real Estate Owned: Real estate owned (“REO”) is comprised of real estate acquired in satisfaction of loans. Properties acquired through or in lieu of foreclosure on loans secured by real estate are reported in the financial statements at the lower of cost or estimated realizable value (net of estimated costs to sell). Estimated realizable values are based on an evaluation of numerous factors, including appraisals, sales of comparable assets and estimated market conditions. Properties that become REO are marked to market, if necessary, upon transfer, with any loss being reflected as a charge-off. Gains on the subsequent sale of REO properties are included in non-interest income. Losses on the subsequent sale or periodic revaluation of REO properties, and the net costs of maintaining these properties, are included in non-interest expenses.

      Gain on Whole Loan Sales and Securitizations: The Company recognizes net gains or losses on whole loan sales and securitizations of its residential real estate loans at the date of settlement and when the Company has transferred control over the loans to either a securitization transaction or to a third party purchaser. The amount of gain or loss for whole loan sales is based upon the difference between the net cash received for the loans and the allocated carrying value of the loans. The Company sells its whole loans on a servicing released basis and the net cash received includes a premium for the mortgage servicing rights. In a securitization transaction, the Company retains the mortgage servicing rights and a gain is recognized to the extent that the net selling price (based upon the allocated fair values of the assets obtained at the date of transfer) exceeds the carrying value of the loans sold. The Company structures each securitization transaction to meet the sale requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and, as a result, at the closing of each securitization, the Company removes from its balance sheet the carrying value of the loans held for sale and adds to its balance sheet the estimated fair value of the assets obtained from the sale of loans through the securitization transaction which generally include the cash received (net of transaction expenses), retained junior class interests (residual interests in securitized loans), and mortgage servicing rights.

      Residual Interests in Securitized Loans: The Company records residual interests in securitized loans as a result of selling its residential real estate loans through securitization transactions and the sale of a portion of its residual interests through the issuance of net interest margin securities (“NIMs”). The Company’s residual interests in securitized loans are classified as available-for-sale securities and are measured at estimated fair value; any unrealized gains or losses, net of deferred taxes, due to changes in the valuation of the residual interests are excluded from current period earnings and reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. Realized gains or losses on the sales of retained interests are computed by the specific identification method at the time of disposition and recorded in earnings. Accretion of the discount on the residual interests is recorded on the accrual basis in interest income — other.

      The Company estimates the fair value of the residual interests by calculating the present value of the estimated expected future cash flows to be retained by using discount, loss and prepayment rates the Company believes are commensurate with the risks associated with the cash flows. The Company discounts the applicable cash flows using the dates that such cash flows are expected to be released to the Company (the

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash-out method). With the sale of the NIMs, the Company will begin to receive cash flows only when the holders of the notes created in a NIMs transaction are fully paid.

      The amount of future cash flows are determined using the excess of the weighted-average coupon on the loans sold into the securitization trust over the sum of the coupon on the senior certificates, applicable servicing fees, expected losses on the loans sold over their lives, and estimated other expenses and revenues associated with the securitization. The significant assumptions used by the Company to estimate the residual cash flows are anticipated prepayments of the loans, estimated credit losses and delinquencies, and future interest rate projections. These assumptions are inherently subject to volatility and uncertainty, and as a result, the estimated fair value of the residual interests will potentially fluctuate from period to period. The Company performs an evaluation of its residual interests on a quarterly basis and takes into consideration trends in actual cash flows, industry and economic developments, and other relevant factors.

      Mortgage Servicing Rights and Loan Servicing Income: The Company records mortgage servicing rights as part of the consideration received from its securitization transactions. On each of the two securitizations entered into during 2003, the Company retained the mortgage servicing rights for the loans sold into each securitization transaction. The mortgage servicing rights represent the expected present value amount of the net positive cash flows from the excess of the fees to be received for the servicing and collection of the loans within the securitization trust over the costs incurred by the Company in performing the servicing functions. The Company utilizes a 10% discount rate in valuing its mortgage servicing rights asset; prepayment assumptions are the same as utilized in the valuation of the residual interests in securitized loans. The mortgage servicing rights asset is amortized over the period of, and in proportion to, the estimated future net servicing income. The mortgage servicing rights are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. To the extent that the carrying value of the mortgage servicing rights may exceed the Company’s estimate of fair value, a valuation reserve would be established for the impairment; there was no valuation reserve established as of December 31, 2003. The valuation of the mortgage servicing rights is subject to substantial prepayment risk, as well as the risk of increases in the cost to the Company in performing the servicing functions.

      The Company recognizes loan servicing fee income from the securitization transactions as the servicing fees are received. The Company also receives other ancillary fees from its role as servicer. The Company nets against these fees the amortization of the mortgage servicing rights and other contractual servicing costs. The Company also performs interim servicing for other financial institutions that have purchased the Company’s residential real estate loans (until the loans are transferred to another servicer); the fees for servicing these loans are credited to loan servicing fee income when received.

      Deposits: Deposits consist of certificates of deposit, savings accounts and money market deposit accounts at FIL. Such balances are credited with interest at rates ranging from 0.85% to 6.77% at December 31, 2003. The estimated fair value of the deposits was $6.64 billion at December 31, 2003. (See Note H.)

      Premises and Equipment: Furniture and equipment are stated at cost, less accumulated depreciation. Generally depreciation is computed using the straight-line method over periods ranging from two to twelve years. Leasehold improvements are amortized over the terms of the lease.

      Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments, investment securities, commercial and residential real estate loans, syndicated commercial loans and residual interests in securitized residential real estate loans. The Company places its temporary cash investments and investment securities with high credit quality financial institutions and limits the amounts of credit exposure to any one financial institution. The Company attempts to limit the concentration of credit risk for commercial real estate loans by emphasizing first mortgage lending on a wide variety of properties that generate stable or increasing cash flow streams, have strong asset quality

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and proven sponsorship. At December 31, 2003 and 2002, there were 82 and 65 commercial real estate loans, respectively, each with loan balances in excess of $15 million, and 39% of the commercial real estate loan portfolio was secured by mortgages on properties located in California. Concentration of credit risk with respect to residential real estate loans is limited due to the large number of borrowers; however, approximately 40% of the loans in portfolio and 39% of the loans held for sale are from borrowers within the state of California.

      Fair Values of Financial Instruments: The Company uses various methods and assumptions in estimating its fair value disclosures for financial instruments. For investment securities, fair values are estimated from certain valuation services, as well as from quoted market prices. Loans receivable with variable rates, as well as deposits for savings and money market type accounts, are deemed to be at fair value. The fair values of certificates of deposits, fixed rate real estate loans and other fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for similar accounts or loans to borrowers with similar credit ratings. The estimated fair value of loans held for sale is based upon available information from recent sales of similar pools of loans. Mortgage servicing rights are estimated using projected cash flows, adjusted for the effects of anticipated prepayments, using a discount rate considered commensurate with the risk associated with the cash flows. Residual interests in securitized loans are estimated using discounted cash flow analyses using a discount rate considered commensurate with the risk associated with the cash flows. Derivatives are estimated based upon quoted market indicatives and internal discounted cash flow analyses.

      For cash equivalents, the carrying amount approximates fair value. The estimated fair value of the Company’s debt and mandatorily redeemable preferred securities of a subsidiary trust is based on quoted market prices, if available, or estimated using discounted cash flow analyses.

      The carrying amounts and fair values of the Company’s financial instruments at December 31, 2003 are summarized in the following table:

	Carrying	Estimated
	Amount	Fair Value

	(Thousands of dollars)
Assets
Investment securities available for sale (Note C)	$114,545	$114,545
Loans held for sale — net (Note D)	3,650,167	3,784,456
Loans receivable — net (Note E)	4,577,419	4,628,901
Mortgage servicing rights (Note F)	6,898	7,373
Residual interests in securitized loans (Note F)	6,530	6,530
Interest rate cap contract	7,740	7,740
Liabilities
Deposits (Note A and H)	6,633,166	6,643,111
FHLB advances (Note J)	1,650,000	1,661,493
Senior Notes due 2004 (Note K)	22,377	22,385
Senior Notes due 2009 (Note K)	188,987	195,468
LYONs (Note K)	654	654
Preferred Securities (Note L)	100,000	103,200

      New Accounting Standards: In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company has applied the intrinsic method of valuing stock-based compensation and has adopted the disclosure requirements of SFAS No. 148 and SFAS No. 123.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” that amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a significant impact on the Company’s financial position and results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that existed as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The effect of SFAS No. 150 on the Company’s financial position was the reclassification of the Company’s Preferred Securities to a liability at July 1, 2003. SFAS No. 150 did not have an impact on the Company’s results of operations.

      In December 2003, the FASB issued Interpretation 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) that replaced FIN 46 issued in January 2003. The objective of FIN 46R is to provide guidance on identifying a variable interest entity (“VIE”) and determining when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. The interpretation also provides new disclosure requirements. FIN 46R excludes qualifying special purpose entities subject to the reporting requirements of SFAS No. 140, such as are utilized in the Company’s securitization transactions. The Company in its commercial real estate lending activities does extend loans to entities that may meet the definition of a VIE; however, it is the Company’s determination that these lending relationships do not qualify under FIN 46R for inclusion in the Company’s consolidated financial statements. The impact of FIN 46R on the Company’s financial position and results of operations will be the deconsolidation of the Company’s wholly-owned subsidiary trust formed to issue the Preferred Securities. This presentation will be effective March 31, 2004.

      Reclassifications: Certain reclassifications of prior years’ amounts have been made to conform to the current year’s presentation.

Note B —	Cash and Cash Equivalents

      Cash and cash equivalents at December 31, are summarized in the following table:

	2003	2002

	(Thousands of dollars)
Cash on hand	$176	$191
Federal Reserve account	842	1,456
Deposits in other financial institutions	834,633	234,729

Total cash and cash equivalents	$835,651	$236,376

      The Company’s cash and cash equivalent balances were unrestricted as of December 31, 2003 and 2002.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C —	Investment Securities Available for Sale

      The amortized cost and estimated fair values of investment securities available for sale are summarized in the following table:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(Thousands of dollars)
At December 31, 2003
United States Treasury securities and obligations of other US government agencies and corporations	$—	$—	$—	$—
Mortgage-backed securities	1,903	55	—	1,958
Federal Home Loan Bank stock	112,587	—	—	112,587

Total investment securities available for sale	$114,490	$55	$—	$114,545

At December 31, 2002
United States Treasury securities and obligations of other US government agencies and corporations	$300,024	$—	$—	$300,024
Mortgage-backed securities	3,597	111	—	3,708
Federal Home Loan Bank stock	79,500	—	—	79,500

Total investment securities available for sale	$383,121	$111	$—	$383,232

Note D —	Loans Held for Sale

      Loans held for sale consist solely of residential real estate loans (primarily first trust deeds, but also second trust deeds) which are aggregated prior to their sale and are carried at the lower of aggregate amortized cost or estimated fair value. Estimated fair values are based upon current market yields required by investors and recent sales of pools of similar loans. Amortized cost includes the unpaid loan principal balance and the direct costs of origination, less the net amount of fees received from the borrower.

	December 31,

	2003	2002

	(Thousands of dollars)
Loan principal balance:
1st trust deeds	$3,466,432	$1,591,901
2nd trust deeds	160,855	85,736

	3,627,287	1,677,637
Net deferred direct origination costs	50,067	19,984

	3,677,354	1,697,621
Less: Valuation reserve	(27,187)	(24,476)

Loans held for sale — net	$3,650,167	$1,673,145

Loans held for sale on non-accrual status	$6,253	$6,709

Real estate owned from loans held for sale	$1,202	$2,850

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Since most of the loans that are held for sale are sold within sixty days, the amount of loans held for sale that are classified as non-accrual or become real estate owned, is generally small. Loans held for sale may include loans repurchased from whole loan sale transactions and securitizations. During 2003 and 2002, respectively, the Company repurchased $98.5 million and $41.4 million of loans from whole loan sale transactions.

Note E — Loans Receivable

      Loans receivable consist of commercial and residential real estate loans and syndicated commercial loans. Commercial real estate loans, which are primarily variable rate (based upon six-month LIBOR and a margin), represent loans secured primarily by first mortgages on properties such as office, retail, industrial, lodging, multi-family and commercial mixed-use properties. The commercial real estate loans are comprised of permanent, bridge and construction loans of relatively short duration (rarely more than five years in length of term and typically shorter, such as two to three years). As of December 31, 2003, the Company had $1.40 billion in unfunded commitments for existing loans and $276.0 million in unfunded commitments for loans not yet booked. Due to the variability in the timing of the funding of these unfunded commitments, and the extent to which they are ultimately funded, these amounts should not generally be used as a basis for predicting future outstanding loan balances. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $78.3 million and $93.2 million as of December 31, 2003 and 2002, respectively. The Company’s commercial real estate loans receivable include mezzanine loans (second mortgage loans, which are subordinate to the senior or first mortgage loans) in the amounts of $36.4 million and $21.8 million as of December 31, 2003 and 2002, respectively. The interest rates charged by the Company on mezzanine loans are higher than the interest rates on the Company’s senior or first mortgage loans; however, the mezzanine loans do carry the additional risk of a subordinated position in the borrowing entity’s capital structure.

      Residential real estate loans receivable have loan terms for up to thirty years and are secured by first deeds of trust on single-family residences. The Company’s residential real estate loans receivable and loans held for sale typically have a significant concentration (generally 75% or above) of “hybrid” loans which have a fixed rate of interest for an initial period (i.e. two years) after origination, after which the interest rate is adjusted to a rate equal to the sum of six-month LIBOR and a margin as set forth in the mortgage note. The interest rate then adjusts at each six-month interval thereafter, subject to various lifetime and periodic rate caps and floors. The loans are generally made to borrowers who do not satisfy all of the credit, documentation and other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac, and are commonly referred to as “sub-prime”.

      Syndicated commercial loans are variable rate senior commercial loans and are generally secured by substantially all of the assets of the borrower.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables further detail the net loans receivable as of December 31, 2003 and 2002 (thousands of dollars):

	December 31, 2003

			Syndicated
	Commercial	Residential	Commercial
	Real Estate	Real Estate	Loans and Other	Total

Loans receivable outstanding	$4,093,313	$789,951	$11,472	$4,894,736
Participations sold	(78,290)	—	—	(78,290)

Loans receivable outstanding, net of participations sold	4,015,023	789,951	11,472	4,816,446
Deferred origination fees and costs	(33,101)	7,770	(105)	(25,436)

Loans receivable outstanding before allowance for loan losses	3,981,922	797,721	11,367	4,791,010
Allowance for loan losses	(195,000)	(15,607)	(2,984)	(213,591)

Loans receivable — net	$3,786,922	$782,114	$8,383	$4,577,419

	December 31, 2002

			Syndicated
	Commercial	Residential	Commercial
	Real Estate	Real Estate	Loans and Other	Total

Loans receivable outstanding	$3,824,514	$392,061	$30,488	$4,247,063
Participations sold	(93,241)	—	—	(93,241)

Loans receivable outstanding, net of participations sold	3,731,273	392,061	30,488	4,153,822
Deferred origination fees and costs	(20,544)	4,777	(170)	(15,937)

Loans receivable outstanding before allowance for loan losses	3,710,729	396,838	30,318	4,137,885
Allowance for loan losses	(147,228)	(7,844)	(6,118)	(161,190)

Loans receivable — net	$3,563,501	$388,994	$24,200	$3,976,695

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Balances of non-accrual loans receivable, real estate owned and accruing loans 90 days or more past due, are summarized in the following table by loan type:

			Total	Accruing Loans
	Non-accrual	Real Estate	Non-Performing	90 Days or More
	Loans	Owned	Assets	Past Due

	(Thousands of dollars)
As of December 31, 2003:
Commercial real estate	$71,758	$23,621	$95,379	$36,406
Residential real estate — portfolio	8,482	643	9,125	—
Syndicated commercial loans and other	6,752	—	6,752	—

	$86,992	$24,264	$111,256	$36,406

As of December 31, 2002:
Commercial real estate	$70,031	$10,598	$80,629	$—
Residential real estate — portfolio	5,600	315	5,915	—
Syndicated commercial loans and other	11,239	—	11,239	—

	$86,870	$10,913	$97,783	$—

      Accruing loans 90 days or more past due include loans that are contractually past maturity, but continue to make interest payments.

      The Company employs a documented and systematic methodology in determining the adequacy of its allowance for loan losses, which assesses the risk and losses inherent in the portfolio, and represents the Company’s estimate of probable inherent losses which have occurred as of the date of the financial statements. Establishment of the allowance for loan losses involves determining reserves for individual loans that have been deemed impaired and for groups of loans that are evaluated collectively. Reviews are performed to set reserves for loans that have been individually evaluated and identified as loans which have probable losses; these loans are generally larger-balance commercial real estate and syndicated commercial loans, and reserve requirements are attributable to specific weaknesses evidenced by various factors such as a deterioration in the quality of the collateral securing the loan, payment delinquency or other events of default. Smaller-balance, homogeneous loans, such as residential real estate loans, and performing larger-balance loans that currently exhibit no significant identifiable weaknesses or impairment are evaluated on a collective basis. The allowance for loan losses methodology incorporates management’s judgment concerning the effect of recent economic events on portfolio performance. Activity in the allowance for loan losses is summarized in the following table:

	Year Ended December 31,

	2003	2002	2001

	(Thousands of dollars)
Balance — beginning of year	$161,190	$104,179	$67,599
Provision for loan losses	98,262	108,118	53,374
Recoveries	874	1,743	1,119
Charge-offs	(46,735)	(49,591)	(17,913)
Reclass of allowance for loan commitments	—	(3,259)	—

Balance — end of year	$213,591	$161,190	$104,179

      At December 31, 2003 and 2002, the recorded investment in loans (excluding loans held for sale) considered to be impaired was $86,992,000 and $86,870,000, respectively, all of which were on a non-accrual basis. The Company’s policy is to consider a loan impaired when, based on current information and events, it is

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Evaluation of a loan’s impairment is based on the present value of expected cash flows or the fair value of the collateral, if the loan is collateral dependent. As a result of charge-offs, these impaired loans do not necessarily have a related specific allowance for loan loss allocated to them. However, the $86,992,000 and $86,870,000 of loans considered impaired have allocated specific allowances that totaled $18,125,000 and $13,496,000 at December 31, 2003 and 2002, respectively. The average net investment in impaired loans was $93,322,000, $111,935,000 and $86,723,000 for 2003, 2002 and 2001, respectively. Interest income that was recognized on the cash basis of accounting on loans classified as impaired during the year was $786,000, $1,641,000 and $1,470,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Interest income foregone for loans on non-accrual status that had not performed in accordance with their original terms was $10,226,000, $10,046,000 and $9,733,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

      In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms (typically a reduction of the interest rate charged), the loan is classified as a restructured (accruing) loan if the loan is performing in accordance with the agreed upon modified loan terms and projected cash proceeds are deemed sufficient to repay both principal and interest. As of December 31, 2003, loans totaling $180.1 million were included in accrual status that had been modified during 2003 in connection with debt restructurings. At December 31, 2002, loans totaling $140.3 million were included in accrual status that had been modified during 2002 in connection with debt restructurings.

      The carrying amounts and estimated fair values of loans receivable at December 31, 2003 and 2002 are summarized in the following table:

	2003		2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(Thousands of dollars)
Commercial real estate loans	$4,015,023	$4,053,844	$3,731,273	$3,773,873
Residential real estate loans	794,566	807,227	396,333	402,102
Syndicated commercial loans	6,857	6,857	26,216	26,216

	4,816,446	4,867,928	4,153,822	4,202,191
Deferred fees and costs	(25,436)	(25,436)	(15,937)	(15,937)

	4,791,010	4,842,492	4,137,885	4,186,254
Allowance for loan losses	(213,591)	(213,591)	(161,190)	(161,190)

Loans receivable — net	$4,577,419	$4,628,901	$3,976,695	$4,025,064

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The contractual maturities of loans receivable outstanding (shown net of deferred fees and costs) as of December 31, 2003 are summarized below:

	1 to 24	25 to 60	Over 60
	Months	Months	Months	Total

	(Thousands of dollars)
Term loans — variable rate:
Commercial real estate loans	$1,268,044	$2,138,405	$238,676	$3,645,125
Residential real estate loans	—	—	793,809	793,809
Syndicated commercial loans	6,752	—	—	6,752
Term loans — fixed rate:
Commercial real estate loans	72,623	55,491	208,683	336,797
Residential real estate loans	807	24	7,696	8,527

Total	$1,348,226	$2,193,920	$1,248,864	4,791,010

Note F —	Residual Interests in Securitizations and Mortgage Servicing Rights

      During 2003, the Company entered into two loan securitization transactions. A total of $1.18 billion in residential real estate loans were securitized in these two transactions. Residual interests in loan securitizations were recorded on each transaction as a result of the sale of loans through securitization and the sale of NIMs. In 1999, the Company securitized $1.41 billion of its residential real estate loans (in three separate transactions and without the utilization of NIMs); the residual interests in loan securitizations from the 1999 transactions were all sold during the first quarter of 2003 resulting in a pre-tax gain of $17.5 million. The following table reflects the activity of the residual interests in loan securitizations.

	Year Ended
	December 31,

	2003	2002

	(Thousands of dollars)
Beginning balance at fair value	$22,749	$41,840
Sale of residual interests from 1999 transactions	(22,749)	—
Residual interests from 2003 transactions	5,346	—
Accretion of interest	261	—
Cash received	—	(19,091)
Fair value adjustment	923	—

Ending balance at fair value	$6,530	$22,749

      As discussed in Note A, the $1.18 billion in loans sold through securitization transactions during 2003 were sold by the Company on a non-recourse basis to off-balance sheet securitization trusts. The Company’s

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

only ownership interest in the off-balance sheet trusts is reflected in the residual interests of $6.5 million as detailed below. A summary of the loans securitized during 2003 and the related residual interests is as follows:

		As of December 31, 2003
	Loan
	Principal	Loan	Residual
	Originally	Principal	Interests at
	Securitized	Outstanding	Fair Value

	(Thousands of dollars)
2003-A	$561,577	$535,101	$3,003
2003-B	618,904	609,825	3,527

	$1,180,481	$1,144,926	$6,530

      The following are the key assumptions utilized by the Company to value its residual interests in loan securitizations as of December 31, 2003:

	Fremont Home
	Loan Trust

	2003-A	2003-B

Weighted-average life (years)	1.85	1.84
Weighted-average prepayment speed (CPR)	35.7%	33.7%
Expected cumulative credit losses	5.2%	4.8%
Weighted-average coupon	7.4%	7.3%
Discount rate	20%	20%

      For each of the two loan securitization transactions during 2003, the Company services the underlying loans and receives compensation for doing so. As the servicer for the two securitization transactions, the Company is required to make certain advances to the securitization trust on specific loans it is servicing, to the extent such advances are deemed collectible by the Company from collections related to the individual loan. The total amount outstanding of such servicing advances at December 31, 2003 was $720,000, although this amount is expected to increase over time.

      The following table summarizes the activity in the Company’s mortgage servicing rights asset for 2003; there were no mortgage servicing rights in prior years (in thousands of dollars):

Beginning balance at January 1, 2003	$—
Additions from 2003 securitization transactions	7,948
Amortization	(1,050)

Balance at December 31, 2003	$6,898

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition to the securitized loans that it services, the Company also services loans sold to other financial institutions on an interim basis (until servicing is transferred to another party). The following table presents the components of net loan servicing income for the Company for the years ending December 31:

	2003	2002	2001

	(Thousands of dollars)
Servicing fee income:
Securitization transactions	$1,386	$—	$—
Interim servicing	7,079	5,160	3,753
Ancillary income:
Securitization transactions	164	—	—
Interim and other	2,185	1,567	1,034
Contractual securitization servicing costs	(80)	—	—
Amortization of mortgage servicing rights	(1,050)	—	—

Net loan servicing income	$9,684	$6,727	$4,787

Note G — Income Taxes

      The major components of income tax expense (benefit) are summarized in the following table:

	Year Ended December 31,

	2003	2002	2001

	(Thousands of dollars)
Federal:
Current	$18,274	$—	$(7,931)
Deferred	104,812	56,523	36,660

	123,086	56,523	28,729

State:
Current	50,485	14,063	11,677
Deferred	(21,403)	2,227	(5,734)

	29,082	16,290	5,943

Total tax provision	$152,168	$72,813	$34,672

      A reconciliation of the effective federal tax rates in the consolidated statements of operations with the prevailing federal income tax rate of 35% is summarized in the following table:

	Year Ended December 31,

	2003	2002	2001

Tax provision at Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	5.1%	6.1%	2.4%
Other, net	1.7%	0.1%	-0.1%

Actual tax provision	41.8%	41.2%	37.3%

      Net payments made for federal and state income taxes were $17,836,000, $19,091,000, and $2,917,000 for 2003, 2002, and 2001, respectively. There exist certain California Franchise Tax matters pending resolution, of which the Company is not yet able to make a determination of their ultimate liability. The Company does not

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believe that the actual outcomes of these matters, which are expected to take several years to resolve, will have a material effect on the Company’s financial position or results of operations.

      The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company’s deferred tax assets as of December 31, 2003 and 2002 are summarized in the following table:

	December 31,

	2003	2002

	(Thousands of dollars)
Deferred tax assets:
Net operating loss carryforwards	$—	$220,539
Mark-to-market on loans held for sale	124,255	10,412
Allowance for credit losses	94,614	68,484
State income and franchise taxes	18,661	12,473
Discontinued operations	13,654	26,080
Employee benefit expenses	12,100	6,658

Total deferred tax assets	263,284	344,646
Deferred tax liabilities:
Deferred loan origination costs	(65,832)	(29,729)
Originated mortgage servicing rights	(2,934)	—
Residual interests in securitizations	—	(11,695)
Other, net	(1,214)	(954)

Total deferred tax liabilities	(69,980)	(42,378)

Net deferred tax asset	$193,304	$302,268

      In assessing the realization of deferred income tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends in part upon the generation of future taxable income during the periods in which temporary differences become deductible. In the Company’s opinion, the deferred tax assets will be fully realized and no valuation allowance is necessary as the Company has the ability to generate sufficient future taxable income to realize the tax benefits.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note H —	Deposits

      Deposits are insured by the FDIC and are summarized below by type with respective interest rate ranges as of December 31:

	2003		2002		2001

	Balances	Interest Rates	Balances	Interest Rates	Balances	Interest Rates

	(Thousands of dollars, except percents)
Savings and money market deposit accounts	$1,656,607	1.73% - 1.99%	$1,103,424	1.98% - 2.48%	$963,083	2.71% - 3.20%
Certificates of deposit:
Under $100,000	2,515,173	1.59% - 6.77%	2,355,571	1.75% - 6.77%	2,619,576	2.47% - 6.85%
$100,000 and over	2,461,386	0.85% - 6.63%	1,086,728	1.45% - 6.63%	673,763	2.35% - 6.77%

	$6,633,166		$4,545,723		$4,256,422

      The certificates of deposit outstanding at December 31, 2003, mature as follows (thousands of dollars):

2004	$4,725,417
2005	137,683
2006	61,342
2007	7
2008	17,729
Thereafter	34,381

$4,976,559

      The table below summarizes the Company’s certificates of deposit as of December 31, 2003, which are in amounts of $100,000 or more, by maturity and by type.

	Certificates of Deposit $100,000 or more, maturing

	3 months	Over 3 through	Over 6 through	Over
	or less	6 months	12 months	12 Months	Total

	(Thousands of dollars)
Retail	$58,704	$62,247	$16,994	$7,812	$145,757
IRA’s	4,740	4,854	3,526	845	13,965
Brokered	1,326,072	834,809	—	140,783	2,301,664

	$1,389,516	$901,910	$20,520	$149,440	$2,461,386

      Interest expense on deposits is summarized as follows:

	Year Ended December 31,

	2003	2002	2001

	(Thousands of dollars)
Savings and money market deposit accounts	$28,605	$28,730	$33,674
Certificates of deposit	99,394	114,608	178,808
Penalties for early withdrawal	(208)	(273)	(372)

	$127,791	$143,065	$212,110

      Total interest payments on deposits were $124,312,000, $143,380,000, and $212,110,000 in 2003, 2002 and 2001, respectively.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note I — Warehouse Lines of Credit

      During 2003 FIL established three separate warehouse lines of credit to facilitate the funding of residential real estate loans prior to their sale or securitization. The total funding capacity available at December 31, 2003 under the three facilities was $1.5 billion, of which $750 million was committed. There were no amounts outstanding at December 31, 2003. The three facilities are summarized as follows:

•	$500 million master loan and security facility ($250 million committed) with Greenwich Capital Financial Products expiring in July 2004, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.50%.

•	$500 million master repurchase facility ($250 million committed) with Credit Suisse First Boston Mortgage Capital expiring in October 2004, secured by certain residential real estate loans held for sale, interest at overnight LIBOR plus a margin of 0.50%.

•	$500 million master repurchase facility ($250 million committed) with Goldman Sachs Mortgage Company expiring in December 2004, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.50%.

      Each of the facilities is subject to certain conditions, including but not limited to financial and other covenants. At December 31, 2003 the Company was in compliance with all financial and other covenants. It is expected the warehouse financing lines will be renewed or replaced. Total interest payments on amounts outstanding under the warehouse lines of credit were $1,173,000 in 2003; there were no warehouse lines of credit in place prior to 2003.

Note J — Advances from the FHLB and Federal Reserve

      FIL is a member of the Federal Home Loan Bank system (“FHLB”), and as such maintains a credit line with the FHLB of San Francisco that is based upon a percentage of its total regulatory assets, subject to collateralization requirements and certain collateral sub-limits. Advances are primarily collateralized by the residential loans held for sale and in portfolio, and to a lesser extent, by commercial loans receivable. The maximum amount of credit which the FHLB will extend varies from time to time in accordance with their policies. In February 2004, after a review by the FHLB, FIL was granted an increase in the percentage of regulatory assets to be utilized in calculating its maximum borrowing capacity. This increase, if effective as of December 31, 2003, would have increased FIL’s maximum borrowing capacity to $3.10 billion; at December 31, 2003 and 2002, FIL had an approximate maximum borrowing capacity of $2.66 billion and $1.67 billion, respectively, with outstanding borrowings of $1.65 billion and $1.18 billion, respectively, from the FHLB of San Francisco. FIL pledged loans with a carrying value of $2.14 billion and $1.96 billion at December 31, 2003 and 2002, respectively, to secure the current and any future borrowings. FIL’s borrowing capacity can be used to borrow under various FHLB loan programs, including adjustable and fixed-rate financing, for periods ranging from one day to 30 years, with a variety of interest rate structures available. The weighted-average interest rate on the amount outstanding at December 31, 2003 was 1.93%. The borrowing capacity has no commitment fees or cost, requires minimum levels of investment in FHLB stock, and can be withdrawn by the FHLB if there is any significant change in the financial or operating condition of FIL and is conditional upon its compliance with certain agreements covering advances, collateral maintenance, eligibility and documentation requirements. At December 31, 2003 and 2002, FIL was in compliance with all requirements.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table details the FHLB amounts outstanding at December 31, 2003 by maturities and rates (thousands of dollars):

Maturing by	Weighted
December 31,	Average Rate	Amount

2004	1.95%	$1,230,000
2005	1.81%	380,000
2006	2.31%	40,000

		$1,650,000

      Total interest payments on advances from the FHLB were $25,167,000, $15,246,000, and $5,030,000 in 2003, 2002 and 2001, respectively.

      FIL has a line of credit with the Federal Reserve Bank of San Francisco (“Federal Reserve”), and at December 31, 2003 and 2002 had a borrowing capacity, based upon collateral pledged, of $385.1 million and $179.4 million, respectively, with no outstanding borrowings or activity during 2003 or 2002. FIL pledged loans with a carrying value of $513.5 million and $239.2 million at December 31, 2003 and 2002, respectively to the Federal Reserve. This line of credit is provided when all other sources of funds are not reasonably available, and such advances are made with the expectation that they will be repaid when the availability of the usual source of funds is restored, usually the next business day.

Note K — Senior Notes and Liquid Yield Option Notes

	2003	2002

	(Thousands of dollars)
Senior Notes due 2004, less discount (2003 — $8; 2002 — $150)	$22,377	$71,560
Senior Notes due 2009, less discount (2003 — $1,713; 2002 — $2,042)	188,987	188,658
Liquid Yield Option Notes due 2013, less discount (2003 — $416; 2002 — $2,231)	654	3,089

	$212,018	$263,307

      In 1999, Fremont issued $425,000,000 of Senior Notes (“the Senior Notes”) that consisted of $200,000,000 and $225,000,000 7.70% Senior Notes due 2004 and 7.875% Senior Notes due 2009, respectively. Total proceeds to Fremont were approximately $420,237,000. The Senior Notes may be redeemed at any time in whole or in part before maturity, but are not subject to sinking fund payments. These notes are unsecured senior indebtedness of Fremont ranking equally with Fremont’s existing and future unsubordinated indebtedness. Interest is payable on the notes semi-annually in March and September. During 2003, Fremont repurchased $49,325,000 par value of 7.7% Senior Notes due 2004 with a carrying value of $49,248,000 resulting in a pre-tax gain of $25,000. During 2002, Fremont repurchased $78,915,000 par value of the 7.7% Senior Notes due 2004 with a carrying value of $78,680,000 resulting in a pre-tax gain of $3,111,000. No 7.875% Senior Notes due 2009 were repurchased in 2003 or 2002. During 2001, Fremont repurchased $8,500,000 and $27,000,000 par value of the 7.7% Senior Notes due 2004 and 7.875% Senior Notes due 2009, respectively, with carrying values of $8,465,000 and $26,628,000 resulting in a pre-tax gain of $8,083,000.

      Total interest payments for the Senior Notes were $19,081,000, $25,428,000 and $28,454,000 in 2003, 2002 and 2001, respectively.

      In 1993, Fremont sold in a public offering an aggregate $373,750,000 principal amount at maturity of Liquid Yield Option Notes due October 12, 2013 (Zero Coupon-Subordinated) (the “LYONs”) at an issue

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price of $372.42 for total net proceeds of approximately $135,000,000. The yield to maturity is 5% with no periodic payments of interest. Each LYON is convertible into 38.5735 shares of Fremont’s common stock and was non-callable for five years. Holders converted aggregate principal amounts of $100,000 of LYONs into 4,000 shares of Fremont’s common stock during 2003. In addition, during 2003 and 2002, $4,140,000 and $2,269,000 of outstanding LYONs with carrying values of $2,501,000 and $1,282,000 were repurchased resulting in a pre-tax gain (loss) of $(26,000) and $80,000, respectively. No LYONs were converted in either 2001 or 2002; no LYONs were repurchased during 2001.

Note L — Preferred Securities

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

      The Junior Subordinated Debentures rank pari passu with Fremont’s LYONs, and are subordinate and junior to all senior indebtedness of Fremont. (See Note K.) Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by Fremont to the extent that the Trust has funds available to make such payments. Trust distributions of $9,000,000 in 2003, 2002 and 2001 were included in interest expense.

Note M — Stockholders’ Equity

      Fremont is authorized to issue up to 2,000,000 shares of $.01 par value preferred stock; however, none has been issued. During 2003 and 2002, Fremont issued 627,000 and 4,640,000 common shares with a fair value of $5,514,000 and $21,832,000, respectively, to fund employee benefit and stock-based compensation programs.

      Stock award plans are provided for the benefit of certain key members of management that authorize up to 14,346,000 shares of either stock rights or stock options to be allocable to participants. An aggregate of 20,000 and 2,939,000 shares of restricted stock were awarded at a weighted-average fair value of $16.20 and $4.33 in 2003 and 2002, respectively; however, none were awarded in 2001. Restricted stock awards are amortized to compensation expense over the service period of the awards that vary from two to ten years. Amortization expense amounted to $11,804,000, $11,475,000 and $6,814,000 for 2003, 2002 and 2001, respectively. Unamortized amounts are reported as deferred compensation in the consolidated balance sheet.

      During the years 1993 to 1997, stock options were granted at exercise prices equal to the fair value of the stock on the date of grant. Grantees vested at the rate of 25% per year beginning on the first anniversary of the grant that expire after ten years. Stock option grants are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Because the exercise price of the options equaled the fair value of the stock on the date of the grant, no compensation expense was recognized. Pursuant to SFAS No. 123 “Accounting for Stock-Based Compensation,” the pro forma effects on both basic and diluted net income per share, calculated as if the recognition and measurements provisions

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of SFAS No. 123 had been adopted for the years ended December 31, 2003, 2002 and 2001, would not have changed reported earnings per share.

      The Black-Scholes option pricing method was used to value the options as of the grant date with the following assumptions: risk-free interest rate of 5.68%; expected life of 7 years; expected volatility of 23% and expected dividend yield of 1.13%. The stock option activity is summarized in the following table:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at January 1, 2001	1,778,978	$13.38
Forfeited	(47,376)	12.35

Outstanding at December 31, 2001	1,731,602	13.41
Forfeited	(27,712)	11.74

Outstanding at December 31, 2002	1,703,890	13.44
Exercised	(269,394)	7.87
Forfeited	(20,000)	14.00

Outstanding at December 31, 2003	1,414,496	14.49

      The exercise prices of the option shares outstanding at December 31, 2003 range from $7.31 to $14.94. The weighted-average remaining contractual life is 0.86 of a year for the 82,496 option shares at $7.31 per share and 3.12 years for the 1,332,000 option shares at $14.94 per share. The number of shares exercisable at the end of the year and related weighted-average exercise prices are summarized in the following table:

	December 31,

	2003	2002	2001

Shares exercisable	1,414,496	1,703,890	1,731,602
Related weighted-average exercise price	$14.49	$13.44	$13.41

      The payment of dividends on the Company’s common stock, if any, is at the discretion of the Company’s Board of Directors. The payment of common stock dividends is subordinate to the payment of the cash distributions on the Preferred Securities (See Note L). Pursuant to the terms of the Preferred Securities, any non-payment or deferral of scheduled distributions precludes the payment of dividends on the Company’s common stock. On February 24, 2004, the Company’s Board of Directors declared a quarterly dividend of $0.05 per common share, payable April 30, 2004 to holders of record on March 31, 2004.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Unrealized gains or losses on the Company’s investment securities and residual interests in securitized loans (which are classified as available-for-sale instruments) are included in other comprehensive income. The components of total comprehensive net income are summarized in the following table:

	2003	2002	2001

	(Thousands of dollars)
Net income	$256,261	$26,315	$60,534
Other comprehensive income (loss):
Net change in unrealized gains (losses) during the period:
Investment securities	(55)	(71)	108
Residual interests in securitized loans	923	—	—

	868	(71)	108
Less deferred income tax expense (benefit)	344	(16)	38

Other comprehensive net income (loss)	524	(55)	70

Total comprehensive net income	$256,785	$26,260	$60,604

Note N — Employee Benefit Plans

      The Company sponsors a 401(k) Plan and an Employee Stock Ownership Plan (“ESOP”) that covers substantially all employees with at least one year of service. Contribution expense for these plans amounted to $30,802,000, $8,807,000 and $3,701,000 for 2003, 2002 and 2001, respectively, of which $24,833,000, $6,337,000, and $1,163,000 related to the ESOP. Cash contributions to the ESOP, which relate to 2003, 2002 and 2001, were $12,661,000, $7,689,000 and $2,753,000, respectively. The contributions, which are generally discretionary, are based on total compensation of the participants.

Note O — Commitments, Contingencies and Off-Balance Sheet Activities

      The Company is a defendant in a number of legal actions arising in the ordinary course of business and from the discontinuance of the insurance operations. Management and its legal counsel are of the opinion that the settlement of these actions, individually or in the aggregate, will not have a material effect on the Company’s business, financial position or results of operations.

      Total rental expense for facilities and equipment under operating leases for 2003, 2002 and 2001, was $7,725,000, $6,371,000 and $6,052,000, respectively. The Company leases office facilities and certain equipment under non-cancelable operating leases, the terms of which range from one to ten years. Certain leases provide for an increase in the basic rental to compensate the lessor for increases in operating and maintenance costs. The leases also provide renewal options.

      Under present operating leases, rental commitments are summarized in the following table (thousands of dollars):

2004	$8,496
2005	8,811
2006	8,661
2007	8,576
2008	6,428
Thereafter	25,056

$66,028

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      FIL engages in whole loan sales, substantially all of which were residential real estate loans, and which were made without recourse, except for standard representations and warranties. Management believes that any liability related to the breach of these standard representations and warranties would not be significant.

      At December 31, 2003, the Company had a pipeline of loans in process of approximately $1.46 billion in new residential real estate loans, generally subject to the potential borrower meeting the conditions of the loan approval; at December 31, 2002, the Company’s pipeline of loans was approximately $731 million. The Company does not guarantee interest rates to its potential borrowers when an application is received. The Company conditionally quotes interest rates to potential borrowers, which are then subject to adjustment by the Company if any such conditions are not satisfied. While the Company generally funds the loans at the rates conditionally approved, the quotes do not constitute interest rate locks.

      The Company also enters into commitments to sell loans to third party investors in whole loan sale transactions. As of December 31, 2003, the Company had approximately $1.35 billion of commitments to sell at variable rates and terms. Under the terms and conditions of the whole loan sale agreements, the Company makes standard industry representations and warranties about the loans and the practices utilized in their origination. The Company may be required to repurchase loans due to breaches of these representations. In addition, the Company generally is required to repurchase loans that experience first payment defaults (and in limited cases, second payment defaults). The Company maintains a valuation reserve for potential losses that arise in connection with loans that are required to be repurchased from whole loan sales or securitization transactions.

      The Company retains the right in its securitization transactions to call the securities when the outstanding balance of loans in the securitization trust declines to a specific level, typically 10% of the original balance. Management expects that the Company will typically exercise its clean-up call option. The loans acquired via the clean-up call may be then either sold or put into the Company’s loan portfolio. While it is expected that most loans acquired in a clean-up call can be sold for gains or retained as attractive portfolio investments, a portion of the loans are expected to be non-performing and thus, it is possible that non-performing loans may increase temporarily between the time of the call exercise and the disposition of the loans.

      The Company, from time to time, enters into various derivative contracts, typically in connection with securitization transactions. It is not the Company’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, derivative financial instruments are reported on the consolidated financial statements at estimated fair value. The Company’s derivative financial instruments are typically not designated as hedge instruments and as such, unrealized and realized changes in fair value are recognized in earnings in the period in which the changes occur or when such instruments are settled.

      At December 31, 2003 and 2002, the Company had total loan commitments of $1,676 million and $999 million, respectively, substantially all of which were related to commercial real estate loans pending funding or advances under existing loan agreements. As of December 31, 2003 and 2002, the Company had an allowance for its off-balance sheet commercial real estate loan commitments of $5.7 million and $3.4 million, respectively; these amounts are not included in the Company’s allowance for loan losses and are carried in other liabilities. While commitment amounts are useful for period-to-period comparisons, caution should be used in attempting to use commitments as a basis for predicting future outstanding balances.

Note P — Industrial Bank Regulatory Capital

      FIL is subject to various regulatory capital requirements under California and Federal regulations. Failure to meet minimum capital requirements can result in regulatory agencies initiating certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corrective action, FIL must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. FIL’s capital amounts, requirements and classifications are also subject to qualitative judgments by its regulators about components, risk weightings and other factors.

      As of December 31, 2003 and 2002, FIL’s regulatory capital exceeded all minimum requirements to which it is subject and the most recent notification from the FDIC categorized FIL as “well-capitalized”. To be categorized as “well-capitalized”, the institution must maintain a total risk-based capital as set forth in the following table and not be subject to a capital directive order. There have been no conditions or events since that notification that management believes have changed FIL’s categorization as “well-capitalized”. The FDIC and FIL, however, have agreed that FIL will maintain a Tier 1 Leverage Ratio of at least 8.5%. As of December 31, 2003, FIL’s Tier 1 Leverage Ratio was 9.54%. Management does not anticipate any difficulties in maintaining a Tier 1 Leverage Ratio of at least 8.5%. FIL’s actual regulatory amounts and related ratios are detailed in the table below.

      Regulatory capital is assessed for adequacy by three measures: Tier 1 Leverage Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital. FIL’s Tier 1 Leverage Capital includes common stockholders’ equity, a certain portion of its mortgage servicing rights not includable in regulatory capital and other adjustments. Tier 1 Leverage Capital is measured with respect to average assets during the quarter. The Tier 1 Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter. FIL’s Total Risk-Based Capital includes the allowable amount of its allowance for loan losses (the allowable amount includable is limited to 1.25% of gross risk-weighted assets). The Total Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter.

	December 31, 2003

	Minimum	Actual	Actual
	Required(1)	Ratio	Amount

	(Thousands of dollars,
	except percents)
Tier 1 Leverage Capital	5.00%	9.54%	$831,811
Risk-Based Capital:
Tier 1	6.00%	12.57%	$831,811
Total	10.00%	13.85%	$916,887

	December 31, 2002

	Minimum	Actual	Actual
	Required(1)	Ratio	Amount

	(Thousands of dollars,
	except percents)
Tier 1 Leverage Capital	5.00%	9.51%	$569,399
Risk-Based Capital:
Tier 1	6.00%	11.66%	$569,399
Total	10.00%	12.94%	$631,697

(1)	Regulatory minimum required to qualify as “well-capitalized”.

Note Q — Discontinued Insurance Operations in Regulatory Liquidation

      In December 2002, the Company accrued a charge by setting up a liability for the maximum amount of its potential future cash contributions to its discontinued workers’ compensation insurance subsidiary, Fremont Indemnity Company (“FIC”). These future contributions included both mandatory and contingent cash contributions as per the July 2, 2002 Letter Agreement of Run-Off and Regulatory Oversight between the California Department of Insurance, the Company and FIC (the “Agreement”). The Agreement was

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included as an exhibit to the Company’s Form 8-K which was filed on July 19, 2002. At December 31, 2002, the total amount of these future potential cash contributions was $79.5 million, payable ratably at $13.25 million annually over a period of six years.

      The Insurance Commissioner of the State of California sought, and was granted, an order of conservation over FIC by the Superior Court of the State of California for the County of Los Angeles on June 4, 2003. The conservation order incorporates the Agreement and also provides that nothing in the order is intended to modify any of the provisions of the Agreement. The Insurance Commissioner of the State of California further sought, and was granted, an order of liquidation over FIC by the Superior Court of the State of California for the County of Los Angeles on July 2, 2003. Pursuant to the provisions of the Agreement, the granting of an order of conservation and/or liquidation prior to March 1, 2004 extinguishes the obligation of the Company to provide any further cash contributions to FIC and, as a result, during the second quarter of 2003, the Company recognized a net of tax gain of $44,308,000 from the reversal of this liability for potential future cash contributions to FIC. The gain was based upon the reversal of the total maximum amount of cash contributions of $72,875,000 that remained as of June 4, 2003.

      While the Company owns 100% of the common stock of FIC, the assets and liabilities of FIC are excluded from the accompanying Consolidated Balance Sheets as the Company no longer has effective control over the operation of this subsidiary.

Note R — Parent Company Only Condensed Financial Statements

CONDENSED BALANCE SHEETS

	December 31,

	2003	2002

	(Thousands of dollars)
Assets
Cash and cash equivalents	$144,068	$54,210
Investment in subsidiaries	834,636	579,914
Deferred income taxes	193,304	302,268
Other assets	51,388	16,227

Total Assets	$1,223,396	$952,619

Liabilities
Accrued expenses and other liabilities	$243,553	$112,688
Debt	212,018	263,307
Junior Subordinated Debentures	103,093	103,093
Liability to discontinued operations	—	74,514

Total Liabilities	558,664	553,602
Total Stockholders’ Equity	664,732	399,017

Total Liabilities and Stockholders’ Equity	$1,223,396	$952,619

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(Thousands of dollars)
Revenues
Dividends from consolidated subsidiaries	$278	$278	$278
Net investment income	2,700	920	2,593
Net gain (loss) on extinguishment of debt	(1)	3,191	8,083
Other income	84	330	1,987

Total Revenues	3,061	4,719	12,941
Expenses
Interest expense	18,786	24,374	28,468
Interest on Junior Subordinated Debentures	9,278	9,278	9,278
General and administrative	39,990	28,548	20,788

Total Expenses	68,054	62,200	58,534

	(64,993)	(57,481)	(45,593)
Income tax benefit	(20,408)	(15,771)	(24,073)

Loss before equity in undistributed income of subsidiary companies and discontinued insurance operations	(44,585)	(41,710)	(21,520)
Equity in undistributed income of subsidiary companies	256,538	145,787	79,774

Net income from continuing operations	211,953	104,077	58,254
Discontinued insurance operations	44,308	(77,762)	2,280

Net Income	$256,261	$26,315	$60,534

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(Thousands of dollars)
Operating Activities
Net Cash Provided by Operating Activities	$153,234	$71,887	$23,659
Investing Activities
Purchases of investment securities available for sale	—	(2,994)	(2,847)
Maturities of investment securities available for sale	—	5,841	—
Contributions to subsidiary	(15,000)	—	—
Capital contributions to discontinued insurance operations	(8,625)	(14,247)	(6,000)
Distribution from subsidiary	19,700	5,000	29,350
Purchase of property and equipment	(87)	(95)	(41)

Net Cash Provided by (Used in) Investing Activities	(4,012)	(6,495)	20,462
Financing Activities
Extinguishment of debt	(51,749)	(79,963)	(35,092)
Dividends paid	(10,516)	(7,177)	(7,050)
Stock options exercised	2,120	—	—
Decrease in deferred compensation plans	781	4,268	1,694

Net Cash Used in Financing Activities	(59,364)	(82,872)	(40,448)

Increase (Decrease) in Cash and Cash Equivalents	89,858	(17,480)	3,673
Cash and cash equivalents at beginning of year	54,210	71,690	68,017

Cash and cash equivalents at end of year	$144,068	$54,210	$71,690

Note S — Operations by Reportable Segment

      The following table provides certain information necessary for reportable segment disclosure for the years ended December 31, 2003, 2002 and 2001. The Company’s business is engaged in four reportable segments: commercial real estate; residential real estate; syndicated commercial and retail banking. Additionally, there are certain other corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses that are not allocated to the reportable segments or to the discontinued insurance operations.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intersegment eliminations relate to the credit allocated to retail banking for operating funds provided to the other three reportable segments.

	Commercial	Residential	Syndicated	Retail		Intersegment	Total
	Real Estate	Real Estate	Commercial	Banking	Other	Eliminations	Consolidated

Year ended December 31, 2003
Total revenues	$318,048	$576,297	$692	$146,150	$7,557	$(145,080)	$903,664
Net interest income	204,473	164,275	(261)	17,291	(22,068)	—	363,710
Income before income taxes	76,215	364,807	2,878	(58)	(79,721)	—	364,121
Total consolidated assets	3,833,480	4,475,581	3,761	—	1,209,085	—	9,521,907
Year ended December 31, 2002
Total revenues	$290,548	$339,977	$2,694	$160,084	$8,085	$(158,233)	$643,155
Net interest income	166,878	86,717	1,002	15,168	(23,832)	—	245,933
Income before income taxes	42,115	213,923	(18,523)	1,348	(61,973)	—	176,890
Total consolidated assets	3,594,575	2,100,290	19,927	—	956,996	—	6,671,788
Year ended December 31, 2001
Total revenues	$318,054	$152,381	$21,093	$227,281	$33,182	$(227,281)	$524,710
Net interest income	136,154	31,508	8,181	15,186	(22,819)	—	168,210
Income before income taxes	68,549	54,736	(1,070)	(59)	(29,230)	—	92,926
Total assets	3,474,004	1,020,177	108,810	—	854,774	—	5,457,765
Reconciling item:
Assets held for discontinued insurance operations							2,556,519

Total consolidated assets							$8,014,284

Note T — Earnings Per Share

      Earnings per share have been computed based on the weighted-average number of shares. The Company has adjusted its method for calculating diluted earnings per share by applying the treasury stock method to its unvested restricted shares. Previously, the potentially dilutive effect of these unvested restricted stock shares was included in the denominator of the calculation.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted earnings per share as adjusted for the treasury stock method, as well as, a comparison to diluted earnings per share as previously calculated.

	2003	2002	2001

	(In thousands, except per share data)
Income from continuing operations (numerator for basic earnings per share)	$211,953	$104,077	$58,254
Effect of dilutive securities:
LYONs	78	109	124

Income from continuing operations available to common stockholders after assumed conversions (numerator for diluted earnings per share)	$212,031	$104,186	$58,378

Weighted-average shares (denominator for basic earnings per share)	69,993	67,009	64,955
Effect of dilutive securities using the treasury stock method for restricted stock and stock options:
Restricted stock	1,156	—	—
LYONs	44	205	293
Stock options	44	—	—

Dilutive potential common shares	1,244	205	293

Adjusted weighted-average shares and assumed conversions (denominator for diluted earnings per share)	71,237	67,214	65,248

Basic earnings per share from continuing operations	$3.03	$1.55	$0.90

Diluted earnings per share from continuing operations	$2.98	$1.55	$0.89

Diluted earnings per share from continuing operations as previously calculated	$2.81	$1.43	$0.83

      For additional disclosures regarding LYONs, stock options and restricted stock see Notes K and M.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note U — Quarterly Results of Operations (Unaudited)

	Three Month Periods Ended

	March 31,	June 30,	September 30,	December 31,

	(Thousands of dollars, except per share data)
2003
Interest income:
Interest and fee income on loans	$118,636	$124,389	$137,375	$159,188
Interest income — other	2,497	1,289	1,069	1,430

	121,133	125,678	138,444	160,618
Interest expense:
Deposits	33,371	30,913	30,402	33,105
FHLB advances	4,847	5,989	7,084	7,247
Senior Notes, LYONs, Preferred Securities and other	7,710	7,040	6,734	7,721

	45,928	43,942	44,220	48,073
Net interest income	75,205	81,736	94,224	112,545
Provision for loan losses	22,920	27,609	29,407	18,326

Net interest income after provision for loan losses	52,285	54,127	64,817	94,219
Non-interest income:
Net gain (loss) on:
Whole loan sales and securitizations of residential real estate loans	55,973	71,933	83,699	96,039
Sale of residual interests in securitized loans	17,503	—	—	—
Sales of real estate owned	293	204	121	3,825
Whole loan sales of other loans	4	670	—	—
Extinguishment of debt	93	(68)	—	(26)
Net loan servicing income	1,986	1,885	2,198	3,615
Other	3,643	5,737	3,719	4,745

	79,495	80,361	89,737	108,198
Non-interest expense:
Compensation	38,682	36,136	38,731	58,775
Occupancy	2,857	2,888	2,676	3,185
Expenses and losses on real estate owned	2,584	661	3,171	3,012
Other	16,831	15,218	15,504	18,207

	60,954	54,903	60,082	83,179
Income before income taxes	70,826	79,585	94,472	119,238
Income tax expense	29,250	32,798	38,979	51,141

Net income from continuing operations	41,576	46,787	55,493	68,097
Discontinued insurance operations, net of tax	—	44,308	—	—

Net income	$41,576	$91,095	$55,493	$68,097

Per Share Data:
Basic:
Net income from continuing operations	$0.60	$0.67	$0.79	$0.97
Discontinued insurance operations	—	0.63	—	—

Net income	$0.60	$1.30	$0.79	$0.97

Diluted:
Net income from continuing operations	$0.60	$0.66	$0.77	$0.94
Discontinued insurance operations	—	0.62	—	—

Net income	$0.60	$1.28	$0.77	$0.94

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Month Periods Ended
					Year Ended
	March 31	June 30	September 30	December 31	2003

	(Thousands of dollars, except percents)
Sales and securitizations of residential real estate loans	$2,180,966	$2,348,634	$2,783,837	$3,774,880	$11,088,317

Net premium recognized on loan sales and securitizations	$90,094	$102,871	$120,325	$144,272	$457,562
Less: Direct costs of loan originations(1)	(27,867)	(29,910)	(38,234)	(49,335)	(145,346)
Adjustments to carrying value of loans held for sale	(6,255)	(1,028)	1,609	1,102	(4,572)

Gain on sale (GAAP)	55,972	71,933	83,700	96,039	307,644
Less: Origination expenses during the period(2)	(18,240)	(20,193)	(21,653)	(23,993)	(84,079)

Net operating gain on sale(3)	$37,732	$51,740	$62,047	$72,046	$223,565

Net premium recognized on loan sales and securitizations	4.13%	4.38%	4.32%	3.82%	4.13%
Less: Direct costs of loan originations	(1.28)%	(1.28)%	(1.37)%	(1.31)%	(1.31)%
Adjustments to carrying value of loans held for sale	(0.29)%	(0.04)%	0.06%	0.03%	(0.04)%

Gain on sale (GAAP)	2.56%	3.06%	3.01%	2.54%	2.78%
Less: Origination expenses during the period	(0.83)%	(0.86)%	(0.78)%	(0.63)%	(0.76)%

Net operating gain on sale	1.73%	2.20%	2.23%	1.91%	2.02%

(1)	Direct costs are costs directly incurred with the origination of the loans and which are deferred and recognized when the loans are sold.

(2)	Origination expenses represent indirect expenses related to the origination of residential real estate loans during the period indicated and which are not deferred. These expenses are included in non-interest expense in the consolidated statement of operations.

(3)	Net operating gain on sale is a supplemental measurement that management utilizes in evaluating its residential real estate lending operations; however, it is only a supplement to, and not a substitute for, the information presented in the consolidated statement of operations as prepared in accordance with GAAP. Furthermore, our definition of the indirect origination expenses may not be comparable to similarly titled measures reported by other companies. The net operating gain on sale amount does not include net interest income on residential real estate loans held for sale or any fair value adjustments on the Company’s residual interests in securitized loans.

     The income from discontinued insurance operations in the quarter ended June 30, 2003, includes the recognition of a net of tax gain of $44.3 million from the reversal of a liability accrued for potential future cash contributions to the Company’s discontinued insurance operation

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Month Periods Ended

	March 31,	June 30,	September 30,	December 31,

	(Thousands of dollars, except per share data)
2002
Interest income:
Interest and fee income on loans	$99,377	$106,935	$111,309	$115,745
Interest income — other	1,022	1,224	1,211	949

	100,399	108,159	112,520	116,694
Interest expense:
Deposits	37,671	36,417	35,721	33,256
FHLB advances	1,574	2,789	4,630	6,252
Senior Notes, LYONs, Preferred Securities and other	9,064	8,760	8,008	7,697

	48,309	47,966	48,359	47,205
Net interest income	52,090	60,193	64,161	69,489
Provision for loan losses	15,511	20,913	33,764	37,930

Net interest income after provision for loan losses	36,579	39,280	30,397	31,559
Non-interest income:
Net gain (loss) on:
Whole loan sales and securitizations of residential real estate loans	24,763	34,676	64,431	61,166
Sale of residual interests in securitized loans	—	—	—	—
Sales of real estate owned	69	182	253	139
Whole loan sales of other loans	26	48	4	—
Extinguishment of debt	880	1,048	1,117	146
Net loan servicing income	1,631	1,502	1,601	1,993
Other	1,709	3,205	1,892	2,902

	29,078	40,661	69,298	66,346
Non-interest expense:
Compensation	22,510	23,942	27,601	26,917
Occupancy	2,063	2,143	2,119	2,200
Expenses and losses on real estate owned	1,415	3,918	4,433	1,914
Other	9,969	9,625	13,359	12,180

	35,957	39,628	47,512	43,211
Income before income taxes	29,700	40,313	52,183	54,694
Income tax expense	11,643	16,775	21,687	22,708

Net income from continuing operations	18,057	23,538	30,496	31,986
Discontinued insurance operations, net of tax	—	—	—	(77,762)

Net income (loss)	$18,057	$23,538	$30,496	$(45,776)

Per Share Data:
Basic:
Net income from continuing operations	$0.27	$0.35	$0.45	$0.47
Discontinued insurance operations	—	—	—	(1.15)

Net income (loss)	$0.27	$0.35	$0.45	$(0.68)

Diluted:
Net income from continuing operations	$0.27	$0.35	$0.45	$0.47
Discontinued insurance operations	—	—	—	(1.15)

Net income (loss)	$0.27	$0.35	$0.45	$(0.68)

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Month Periods Ended
					Year Ended
	March 31	June 30	September 30	December 31	2002

	(Thousands of dollars, except percents)
Sales and securitizations of residential real estate loans	$896,767	$1,272,452	$1,648,827	$1,871,508	$5,689,554

Net premium recognized on loan sales and securitizations	$35,705	$50,513	$86,700	$92,510	$265,428
Less: Direct costs of loan originations(1)	(8,390)	(16,274)	(22,737)	(25,975)	(73,376)
Adjustments to carrying value of loans held for sale	(2,552)	437	468	(5,369)	(7,016)

Gain on sale (GAAP)	24,763	34,676	64,431	61,166	185,036
Less: Origination expenses during the period(2)	(9,922)	(8,282)	(9,517)	(14,319)	(42,040)

Net operating gain on sale(3)	$14,841	$26,394	$54,914	$46,847	$142,996

Net premium recognized on loan sales and securitizations	3.98%	3.97%	5.26%	4.94%	4.66%
Less: Direct costs of loan originations	(0.94)%	(1.29)%	(1.38)%	(1.38)%	(1.29)%
Adjustments to carrying value of loans held for sale	(0.28)%	0.04%	0.03%	(0.29)%	(0.12)%

Gain on sale (GAAP)	2.76%	2.72%	3.91%	3.27%	3.25%
Less: Origination expenses during the period	(1.11)%	(0.65)%	(0.58)%	(0.77)%	(0.74)%

Net operating gain on sale	1.65%	2.07%	3.33%	2.50%	2.51%

(1)	Direct costs are costs directly incurred with the origination of the loans and which are deferred and recognized when the loans are sold.

(2)	Origination expenses represent indirect expenses related to the origination of residential real estate loans during the period indicated and which are not deferred. These expenses are included in non-interest expense in the consolidated statement of operations.

(3)	Net operating gain on sale is a supplemental measurement that management utilizes in evaluating its residential real estate lending operations; however, it is only a supplement to, and not a substitute for, the information presented in the consolidated statement of operations as prepared in accordance with GAAP. Furthermore, our definition of the indirect origination expenses may not be comparable to similarly titled measures reported by other companies. The net operating gain on sale amount does not include net interest income on residential real estate loans held for sale or any fair value adjustments on the Company’s residual interests in securitized loans.

     The loss from discontinued insurance operations in the quarter ended December 31, 2002, includes the write-off of $45.1 million for the Company’s investment in, and a charge of $74.5 million for the net present value of the $79.5 million in potential future capital contributions to, its discontinued insurance operation. The $119.6 million loss results in an after tax charge of $77.8 million.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2004.

FREMONT GENERAL CORPORATION

By:	/s/ PATRICK E. LAMB

Patrick E. Lamb

Title:	Senior Vice President, Controller and

Chief Accounting Officer
(Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. MCINTYRE James A. McIntyre	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ LOUIS J. RAMPINO Louis J. Rampino	President, Chief Operating Officer and Director	March 12, 2004

/s/ WAYNE R. BAILEY Wayne R. Bailey	Executive Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial Officer)	March 12, 2004

/s/ PATRICK E. LAMB Patrick E. Lamb	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2004

/s/ THOMAS W. HAYES Thomas W. Hayes	Director	March 12, 2004

/s/ ROBERT F. LEWIS Robert F. Lewis	Director	March 12, 2004

/s/ DICKINSON C. ROSS Dickinson C. Ross	Director	March 12, 2004

II-1