Form 10-Q
period 2004-03-31
FREMONT GENERAL CORP
filed 2004-05-10
CIK 38984

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                              SHARES OUTSTANDING
           CLASS                                                APRIL 30, 2004
Common Stock, $1.00 par value                                      77,078,000


================================================================================

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                            PAGE
                                                                             NO.
                                                                            ----

Item    1.  Financial Statements

              Consolidated Balance Sheets
                  March 31, 2004 (Unaudited) and December 31, 2003 .........   3

                Consolidated Statements of Operations
                  Three Months Ended March 31, 2004 and 2003 (Unaudited) ...   4

                Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2004 and 2003 (Unaudited) ...   5

                Notes to Consolidated Financial Statements on Form 10-Q
                  (Unaudited) ..............................................   6

Item    2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ................................  21

Item    3.   Quantitative and Qualitative Disclosures About Market Risk ....  35

Item    4.   Controls and Procedures .......................................  36


                           PART II - OTHER INFORMATION



Items 1-5.   Not applicable

Item    6.   Exhibits and Reports on Form 8-K ..............................  37

Signatures   ...............................................................  39

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    2004              2003
                                                                                -----------       -----------
                                                                                 (UNAUDITED)
                                                                                    (THOUSANDS OF DOLLARS)
                                     ASSETS

Cash and cash equivalents ...................................................   $   911,472        $  835,651
Investment securities available for sale at fair value ......................         1,753             1,958
Federal Home Loan Bank ("FHLB") stock .......................................       115,410           112,587
Loans held for sale - net ...................................................     3,749,394         3,650,167
Loans held for investment - net .............................................     4,733,404         4,577,419
Mortgage servicing rights ...................................................        11,438             6,898
Residual interests in securitized loans at fair value .......................        13,741             6,530
Accrued interest receivable .................................................        38,853            38,663
Real estate owned - net .....................................................        37,010            25,466
Premises and equipment - net ................................................        27,973            24,897
Deferred income taxes .......................................................       186,858           193,304
Other assets ................................................................        73,368            48,367
                                                                                -----------       -----------
     TOTAL ASSETS ...........................................................   $ 9,900,674       $ 9,521,907
                                                                                ===========       ===========

                                   LIABILITIES
Deposits:
  Savings accounts ..........................................................   $ 1,315,504       $ 1,244,083
  Money market deposit accounts .............................................       450,763           412,524
  Certificates of deposit ...................................................     5,324,495         4,976,559
                                                                                -----------       -----------
                                                                                  7,090,762         6,633,166

Warehouse lines of credit ...................................................             -                 -
FHLB advances ...............................................................     1,467,000         1,650,000
Senior Notes due 2004 .......................................................             -            22,377
Senior Notes due 2009 .......................................................       189,070           188,987
Liquid Yield Option Notes due 2013 ("LYONs") ................................           659               654
Junior Subordinated Debentures / Preferred Securities .......................       103,093           100,000
Other liabilities ...........................................................       298,329           261,991
                                                                                -----------        ----------
     TOTAL LIABILITIES ......................................................     9,148,913         8,857,175


                             STOCKHOLDERS' EQUITY

Common stock, par value $1 per share-- Authorized: 150,000,000 shares;
  Issued and outstanding: (2004 - 77,077,000 and 2003 - 75,990,000) .........        77,077            75,990
Additional paid-in capital ..................................................       333,003           296,000
Retained earnings ...........................................................       406,925           328,044
Deferred compensation .......................................................       (67,950)          (35,889)
Accumulated other comprehensive income ......................................         2,706               587
                                                                                -----------       -----------
     TOTAL STOCKHOLDERS' EQUITY .............................................       751,761           664,732
                                                                                -----------       -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................   $ 9,900,674       $ 9,521,907
                                                                                ===========       ===========


                See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                ------------------------
                                                                                   2004          2003
                                                                                ----------     ---------
                                                                                 (THOUSANDS OF DOLLARS,
                                                                                 EXCEPT PER SHARE DATA)

INTEREST INCOME:
  Interest and fee income on loans:
    Residential ............................................................    $  88,090      $  44,580
    Commercial .............................................................       76,304         73,974
    Other ..................................................................          109             82
                                                                                ---------      ---------
                                                                                  164,503        118,636
  Interest income - other ..................................................        2,204          2,497
                                                                                ---------      ---------
                                                                                  166,707        121,133
INTEREST EXPENSE:
  Deposits .................................................................       35,034         33,371
  FHLB advances ............................................................        7,417          4,847
  Warehouse lines of credit ................................................          125              -
  Senior Notes .............................................................        4,208          5,193
  Junior Subordinated Debentures / Preferred Securities ....................        2,320          2,250
  Other ....................................................................           40            267
                                                                                ---------      ---------
                                                                                   49,144         45,928

Net interest income ........................................................      117,563         75,205
Provision for loan losses ..................................................       16,399         22,920
                                                                                ---------      ---------
Net interest income after provision for loan losses ........................      101,164         52,285

NON-INTEREST INCOME:
  Net gain (loss) on:
    Whole loan sales and securitizations of residential real estate loans ..      122,196         55,972
    Sales of real estate owned .............................................         (495)          (447)
    Sale of residual interests in securitized loans ........................            -         17,503
    Whole loan sales of other loans ........................................            -              4
    Extinguishment of debt .................................................            -             93
  Net loan servicing income ................................................        5,169          1,986
  Other ....................................................................        6,820          3,644
                                                                                ---------      ---------
                                                                                  133,690         78,755

NON-INTEREST EXPENSE:
  Compensation .............................................................       67,184         38,682
  Occupancy ................................................................        3,508          2,857
  Expenses and provision for losses related to real estate owned ...........        2,095          1,844
  Other ....................................................................       20,374         16,831
                                                                                ---------      ---------
                                                                                   93,161         60,214

Income before income taxes .................................................      141,693         70,826
Income tax expense .........................................................       59,030         29,250
                                                                                ---------      ---------

Net income .................................................................    $  82,663      $  41,576
                                                                                =========      =========

PER SHARE DATA:
NET INCOME:
  Basic ....................................................................    $    1.16      $    0.60
  Diluted ..................................................................         1.12           0.60



            See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                -----------------------------
                                                                                    2004             2003
                                                                                -----------      ------------
                                                                                   (THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES
  Net income ................................................................   $    82,663      $     41,576
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses ...............................................        16,399            22,920
    Sale of residual interests in securitized loans .........................             -            22,749
    Increase in residual interests in securitized loans .....................        (3,019)                -
    Increase in mortgage servicing rights ...................................        (5,910)                -
    Deferred income tax expense .............................................         4,745            22,618
    Depreciation and amortization ...........................................         5,619             4,398
    Change in other assets and liabilities ..................................        40,469            15,069
                                                                                -----------      ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE LOANS
        HELD FOR SALE ACTIVITY ..............................................       140,966           129,330
    Originations of loans held for sale .....................................    (4,727,644)       (2,309,381)
    Sale of and payments received from loans held for sale ..................     4,627,948         2,180,966
                                                                                -----------      ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................        41,270               915


INVESTING ACTIVITIES
  Originations and advances funded for loans held for investment ............      (715,809)         (759,144)
  Payments received from and sales of loans held for investment .............       531,470           754,783
  Investment securities available for sale:
    Purchases ...............................................................           (16)         (350,001)
    Maturities or repayments ................................................           206           300,665
  Net (purchases) or sales of FHLB stock ....................................        (2,823)            9,501
  Cash contributions to discontinued insurance operations ...................             -            (3,313)
  Purchases of premises and equipment .......................................        (5,205)           (4,351)
                                                                                -----------      ------------
              NET CASH USED IN INVESTING ACTIVITIES .........................      (192,177)          (51,860)

FINANCING ACTIVITIES
  Deposits accepted, net of repayments ......................................       457,596           454,811
  FHLB repayments, net of advances ..........................................      (183,000)         (450,000)
  Extinguishment of Senior Notes ............................................       (22,385)           (4,316)
  Dividends paid ............................................................        (3,728)           (1,490)
  Stock options exercised ...................................................        11,602                 -
  (Increase) decrease in deferred compensation plans ........................       (33,357)              118
                                                                                -----------      ------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...................       226,728              (877)

Increase (decrease) in cash and cash equivalents ............................        75,821           (51,822)
     Cash and cash equivalents at beginning of period .......................       835,651           236,376
                                                                                -----------      ------------
Cash and cash equivalents at end of period ..................................   $   911,472      $    184,554
                                                                                ===========      ============


                 See notes to consolidated financial statements

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                   (UNAUDITED)

NOTE A:  BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

     These consolidated statements of Fremont General Corporation and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, adjustments (consisting of normal accruals) have been made as management considers necessary for fair presentations. The Company's principal operating subsidiary is its industrial bank, Fremont Investment & Loan ("FIL"). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain 2003 amounts have been reclassified to conform to the 2004 presentation.


NOTE B: LOANS HELD FOR SALE

     Loans held for sale consist solely of residential real estate loans (primarily first trust deeds, but also second trust deeds) which are aggregated prior to their sale and are carried at the lower of aggregate amortized cost or estimated fair value. Estimated fair values are based upon current market yields required by investors and recent sales of pools of similar loans. Amortized cost includes the unpaid loan principal balance and the direct costs of origination, less the net amount of fees received from the borrower. The following table details the loans held for sale as of the dates indicated (thousands of dollars):


                                                                                  MARCH 31,     DECEMBER 31,
                                                                                    2004            2003
                                                                                -----------     ------------

Loan principal balance:
  1st trust deeds ...........................................................   $ 3,575,360      $ 3,466,432
  2nd trust deeds ...........................................................       153,023          160,855
                                                                                -----------      -----------
                                                                                  3,728,383        3,627,287
Deferred origination costs, net of loan fees received  ......................        53,364           50,067
                                                                                -----------      -----------
                                                                                  3,781,747        3,677,354
Less:  Valuation reserve ....................................................       (32,353)         (27,187)
                                                                                -----------      -----------
Loans held for sale - net ...................................................   $ 3,749,394      $ 3,650,167
                                                                                ===========      ===========


Loans held for sale on non-accrual status ...................................   $    10,355      $     6,253
                                                                                ===========      ===========

     Since most of the loans that are held for sale are sold within sixty days, the amount of loans held for sale that are classified as non-accrual or become real estate owned, is generally small. Loans held for sale may include loans repurchased from whole loan sale transactions and securitizations. During the quarters ended March 31, 2004 and 2003, the Company repurchased $22.0 million and $47.4 million, respectively, of loans from whole loan sale transactions. In the ordinary course of business, as the loans held for sale are sold, the Company makes standard industry representation and warranties about the loans. The Company may have to subsequently repurchase certain loans due to defects that occurred in the origination of the loan. Such defects are categorized as documentation errors, underwriting errors, or fraud. In addition, the Company is generally required to repurchase loans that experience first payment defaults (and in limited cases, second payment defaults). If there are no such defects or early payment defaults, the Company has no commitment to repurchase loans sold. During the first quarter of 2004, a total of $22.0 million in loans were repurchased by the Company, as compared to $47.4 million in the first quarter of 2003. The Company maintains a valuation reserve for potential losses that arise in connection with repurchased loans; this reserve is netted against the total loans held for sale.

     The Company also maintains a reserve for premium recapture that represents the estimate of potential refunds of premiums received on completed loan sales, primarily due to early loan prepayments, that may occur under the provisions of the various agreements entered into for the sale of loans held for sale; this reserve totaled $9.0 million and $3.9 million as of March 31, 2004 and December 31, 2003, respectively, and is included in other liabilities.


NOTE C: LOANS HELD FOR INVESTMENT

     Loans held for investment consist of commercial and residential real estate loans and syndicated commercial loans. Commercial real estate loans, which are primarily variable rate (based upon six-month LIBOR and a margin), represent loans secured primarily by first mortgages on properties such as office, retail, industrial, lodging, multi-family and commercial mixed-use properties. The commercial real estate loans are comprised of permanent, bridge and construction loans of relatively short duration (rarely more than five years in length of term and typically shorter, such as two to three years). As of March 31, 2004, the Company had $1.41 billion in unfunded commitments for existing loans and $152.8 million in unfunded commitments for loans not yet booked. Due to the variability in the timing of the funding of these unfunded commitments, and the extent to which they are ultimately funded, these amounts should not generally be used as a basis for predicting future outstanding loan balances. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $103.4 million and $78.3 million as of March 31, 2004 and December 31, 2003, respectively. The Company's commercial real estate loans receivable include mezzanine loans (second mortgage loans, which are subordinate to the senior or first mortgage loans) in the amount of $50.7 million and $36.4 million as of March 31, 2004 and December 31, 2003, respectively. The interest rates charged by the Company on mezzanine loans are higher than the interest rates on the Company's senior or first mortgage loans; however, the mezzanine loans do carry the additional risk of a subordinated position in the borrowing entity's capital structure.

     Residential real estate loans have loan terms for up to thirty years and are secured by first deeds of trust on single-family residences. The Company's residential real estate loans receivable and loans held for sale typically have a significant concentration (generally 75% or above) of "hybrid" loans which have a fixed rate of interest for an initial period (generally two years) after origination, after which the interest rate is adjusted to a rate equal to the sum of six-month LIBOR and a margin as set forth in the mortgage note. The interest rate then adjusts at each six-month interval thereafter, subject to various lifetime and periodic rate caps and floors. The loans are generally made to borrowers who do not satisfy all of the credit, documentation and other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac, and are commonly referred to as "sub-prime" or "non-prime".

     Syndicated commercial loans are variable rate senior commercial loans and are generally secured by substantially all of the assets of the borrower.

     The following tables further detail the net loans held for investment as of the dates indicated (thousands of dollars):



                                                                                       MARCH 31, 2004
                                                                ----------------------------------------------------------------
                                                                 COMMERCIAL     RESIDENTIAL        SYNDICATED
                                                                REAL ESTATE     REAL ESTATE     COMMERCIAL/OTHER         TOTAL
                                                                -----------     -----------     ----------------     -----------

Loans outstanding ...........................................   $ 4,030,509     $ 1,038,038     $          9,306     $ 5,077,853
Participations sold .........................................      (103,420)              -                    -        (103,420)
                                                                -----------     -----------     ----------------     -----------
Loans outstanding, net of participations sold ...............     3,927,089       1,038,038                9,306       4,974,433
Deferred origination fees and costs .........................       (31,170)         11,062                 (105)        (20,213)
                                                                -----------     -----------     ----------------     -----------
Loans before allowance for loan losses ......................     3,895,919       1,049,100                9,201       4,954,220
Allowance for loan losses ...................................      (196,547)        (22,150)              (2,119)       (220,816)
                                                                -----------     -----------     ----------------     -----------
Loans held for investment-net ...............................   $ 3,699,372     $ 1,026,950     $          7,082     $ 4,733,404
                                                                ===========     ===========     ================     ===========



                                                                                        DECEMBER 31, 2003
                                                                -----------    ------------------------------------------------
                                                                 COMMERCIAL     RESIDENTIAL        SYNDICATED
                                                                REAL ESTATE     REAL ESTATE     COMMERCIAL/OTHER        TOTAL
                                                                -----------     -----------     ----------------     ----------

Loans outstanding ...........................................   $ 4,093,313     $   789,951     $         11,472     $ 4,894,736
Participations sold .........................................       (78,290)              -                    -         (78,290)
                                                                 ----------     -----------     ----------------      ----------
Loans outstanding, net of participations sold ...............     4,015,023         789,951               11,472       4,816,446
Deferred origination fees and costs .........................       (33,101)          7,770                 (105)        (25,436)
                                                                -----------     -----------     ----------------     -----------
Loans outstanding before allowance for loan losses ..........     3,981,922         797,721               11,367       4,791,010
Allowance for loan losses ...................................      (195,000)        (15,607)              (2,984)       (213,591)
                                                                ------------    -----------     ----------------     -----------
Loans held for investment-net ...............................   $ 3,786,922     $   782,114     $          8,383     $ 4,577,419
                                                                ===========     ===========     ================     ===========


     The Company employs a documented and systematic methodology in determining the adequacy of its allowance for loan losses, which assesses the risk and losses inherent in the portfolio, and represents the Company's estimate of probable inherent losses in the loan portfolio as of the date of the financial statements. Establishment of the allowance for loan losses involves determining reserves for individual loans that have been deemed to have significant weaknesses, including impaired loans, and for groups of loans that are evaluated collectively. Reviews are performed to set an allowance for loans that have been individually evaluated and identified as loans which have probable losses; these loans are generally larger-balance commercial real estate and syndicated commercial loans, and reserve requirements are attributable to specific weaknesses evidenced by various factors such as a deterioration in the quality of the collateral securing the loan, payment delinquency or other events of default. Loans that currently exhibit no significant identifiable weaknesses or impairment are evaluated on a collective basis. The allowance for loan losses methodology incorporates management's judgment concerning the effect of recent economic events on portfolio performance. Activity in the allowance for loan losses is summarized in the following table:

                                                                                 FOR THE PERIODS ENDED
                                                                       ---------------------------------------
                                                                       MARCH 31,     DECEMBER 31,    MARCH 31,
                                                                         2004           2003           2003
                                                                       ---------     ----------      ---------
                                                                                 (THOUSANDS OF DOLLARS)

Balance - beginning of period ......................................   $ 213,591      $ 161,190      $ 161,190
Provision for loan losses ..........................................      16,399         98,262         22,920
Recoveries .........................................................         222            874             43
Charge-offs ........................................................      (9,396)       (46,735)        (8,991)
                                                                       ---------      ---------      ---------
Balance - end of period ............................................   $ 220,816      $ 213,591      $ 175,162
                                                                       =========      =========      =========


     In addition to its allowance for loan losses, the Company maintains an allowance for unfunded loan commitments on existing loans and loans not yet funded; this allowance totaled $5.3 million as of March 31, 2004 and is included in other liabilities.

     In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms (typically a reduction of the interest rate charged), the loan is classified as a restructured (accruing) loan if the loan is performing in accordance with the agreed upon modified loan terms and projected cash proceeds are deemed sufficient to repay both principal and interest. As of March 31, 2004, commercial real estate loans totaling $9.4 million were included in accrual status that had been modified during the first quarter of 2004 in connection with debt restructurings. At March 31, 2003, commercial real estate loans totaling $9.0 million were included in accrual status that had been modified during the first quarter of 2003 in connection with debt restructurings.


NOTE D:   RESIDUAL INTEREST IN SECURITIZED LOANS AND MORTGAGE SERVICING RIGHTS

     Residual interests in loan securitizations are recorded on each transaction as a result of the sale of loans through a securitization transaction and the subsequent issuance of net interest margin securities ("NIMs"). In 1999, the Company securitized $1.41 billion of its residential real estate loans (in three separate transactions and without the utilization of NIMs); the residual interests in loan securitizations from the 1999 transactions were all sold during the first quarter of 2003 resulting in a pre-tax gain of $17.5 million. The following table reflects the activity of the residual interests in loan securitizations.

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        -----------------------
                                                                           2004          2003
                                                                        --------      ---------
                                                                         (THOUSANDS OF DOLLARS)


Beginning balance at fair value .....................................   $  6,530      $  22,749
Sale of residual interests from 1999 transactions ...................          -        (22,749)
Additions of residual interests .....................................      3,019              -
Accretion of interest ...............................................        646              -
Cash received .......................................................          -              -
Fair value adjustment ...............................................      3,546              -
                                                                        --------      ---------
Ending balance at fair value ........................................   $ 13,741      $       -
                                                                        ========      =========


     Loans sold through securitization transactions are sold by the Company on a non-recourse basis to off-balance sheet securitization qualified special purpose entities ("QSPEs"). The Company's only ownership interest in the off-balance sheet QSPEs is reflected in the residual interests of $13.7 million as detailed below. A summary of the loans securitized and the related residual interests is as follows:




                                                                       MARCH 31, 2004
                                                              ----------------------------------
                                                  LOAN
                                               PRINCIPAL         LOAN
                                               ORIGINALLY      PRINCIPAL      RESIDUAL INTERESTS
                                              SECURITIZED     OUTSTANDING       AT FAIR VALUE
                                             ------------     -----------     ------------------
                                                           (THOUSANDS OF DOLLARS)


                 2003-A ..................   $    561,577     $   497,939     $            5,261
                 2003-B ..................        618,904         586,168                  5,405
                 2004-A ..................        832,633         818,641                  3,075
                                             ------------     -----------     ------------------
                                             $  2,013,114     $ 1,902,748     $           13,741
                                             ============     ===========     ==================



     The following are the key assumptions utilized by the Company to estimate the fair value of its residual interests in loan securitizations as of March 31, 2004:


                                                                            FREMONT HOME LOAN TRUST
                                                                          ----------------------------
                                                                          2003-A     2003-B     2004-A
                                                                          ------     ------     ------

Weighted-average life (years) ........................................      1.77       1.80       1.66

Weighted-average prepayment speed (CPR) ..............................      38.0%      36.2%      34.4%
Expected cumulative credit losses ....................................       5.1%       4.8%       4.5%
Interest rates on adjustable rate loans ..............................     ----Forward Libor Curve----
Weighted-average coupon - current ....................................       7.4%       7.2%       7.6%
Discount rate ........................................................        20%        20%        20%


     For each of the above loan securitization transactions, the Company services the underlying loans and receives compensation for doing so. As the servicer for each securitization, the Company is required to make certain advances to the securitization QSPE on specific loans it is servicing, to the extent such advances are deemed collectible by the Company from collections related to the individual loan. The total amount outstanding of such servicing advances at March 31, 2004 was $1.3 million, although this amount is expected to increase over time.

     The following table summarizes the activity in the Company's mortgage servicing rights asset for the first quarter of 2004; there were no mortgage servicing rights in the first quarter of 2003 (in thousands of dollars):



     Beginning balance at January 1, 2004 ..........................    $  6,898
     Additions from securitization transactions ....................       5,910
     Amortization ..................................................      (1,370)
                                                                        --------
     Balance at March 31, 2004 .....................................    $ 11,438
                                                                        ========


     The estimated fair value of the Company's mortgage servicing rights at March 31, 2004 was $12.2 million.


NOTE E: DEBT - FREMONT GENERAL CORPORATION

     The debt of the holding company, Fremont General Corporation ("FGC"), is detailed in the following table; none of the debt of FGC is guaranteed by FIL:

                                                                                    MARCH 31,     DECEMBER 31,
                                                                                      2004           2003
                                                                                    ---------     -----------
                                                                                      (THOUSANDS OF DOLLARS)

Senior Notes due 2004, less discount  (2003 - $8) ...............................   $       -     $    22,377
Senior Notes due 2009, less discount  (2004 - $1,630; 2003 - $1,713) ............     189,070         188,987
Liquid Yield Option Notes due 2013, less discount (2004 - $406; 2003 - $416) ....         659             654
Junior Subordinated Debentures / Preferred Securities ...........................     103,093         100,000
                                                                                    ---------     -----------
                                                                                    $ 292,822     $   312,018
                                                                                    =========     ===========

     In 1996, Fremont General Financing I, a statutory business trust (the "Trust") and consolidated wholly-owned subsidiary of Fremont, sold $100 million of 9% Trust Originated Preferred Securities SM ("the Preferred Securities") in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. The proceeds of $103.1 million related to the sale of the Preferred

Securities were invested in 9% Junior Subordinated Debentures of Fremont ("the Junior Subordinated Debentures"). The Junior Subordinated Debentures are the sole asset of the Trust.

     With the adoption of the Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") the Trust has been deconsolidated from the Company's March 31, 2004 financial statements. The $103.1 million of Junior Subordinated Debentures represents the liability to the Trust. The adoption of FIN 46 had no material impact on the Company's financial position or results of operations.


NOTE F: DEPOSITS, FHLB ADVANCES AND WAREHOUSE LINES OF CREDIT - FREMONT INVESTMENT & LOAN

     FIL utilizes the issuance of deposits, which are insured up to certain limits by the Federal Deposit Insurance Corporation ("FDIC"), Federal Home Loan Bank ("FHLB") advances and warehouse lines of credit in funding its operations.

     Certificates of deposit as of March 31, 2004 are detailed by maturity and rates as follows (thousands of dollars, except percents):


                                     MATURING BY          WEIGHTED
                    AMOUNT            MARCH 31,         AVERAGE RATE
                 -----------        ------------        ------------
                 $ 5,060,930            2005                1.93%
                     177,708            2006                3.53%
                      33,381            2007                6.08%
                       2,380            2008                5.02%
                      35,369            2009                5.57%
                      14,727            2010                6.27%
                 -----------                            -----------
                 $ 5,324,495                               2.04%
                 ===========                            ===========

     Of the total certificates of deposit outstanding at March 31, 2004, $2.46 billion were obtained through brokers.

     The FHLB advances are collateralized by loans pledged to the FHLB. As of March 31, 2004, a total of $2.78 billion in loans were pledged to the FHLB, primarily residential real estate loans. The following table details the amounts due the FHLB as of March 31, 2004 by maturities and rates (thousands of dollars, except percents):



                                    MATURING BY           WEIGHTED
                    AMOUNT            MARCH 31,         AVERAGE RATE
                 -----------        -----------         ------------
                 $   755,000            2005                2.18%
                     614,000            2006                1.88%
                      98,000            2007                2.07%
                 -----------                            ------------
                 $ 1,467,000                                2.04%
                 ===========                            ============

     During 2003, FIL established three separate warehouse lines of credit to facilitate the funding of residential real estate loans prior to their sale or securitization. The total funding capacity available at March 31, 2004 under the three facilities was $1.5 billion, of which $750 million was committed. There were no amounts outstanding at March 31, 2004. Borrowings under each of the facilities are secured by loans held for sale as pledged by FIL. Each of the facilities is subject to certain conditions, including but not limited to financial and other covenants including the maintenance of certain capital and liquidity levels. At March 31, 2004, the Company was in compliance with all financial and other covenants.


NOTE G: INCOME TAXES

     The major components of income tax expense (benefit) are summarized in the following table:


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ----------------------
                                                            2004          2003
                                                          --------       -------
                                                          (THOUSANDS OF DOLLARS)

Federal:
  Current .............................................   $ 42,356      $ (4,005)
  Deferred ............................................      5,684        26,920
                                                          --------      --------
                                                            48,040        22,915
                                                          --------      --------

State:
  Current .............................................     11,929        10,637
  Deferred ............................................       (939)       (4,302)
                                                          --------      --------
                                                            10,990         6,335
                                                          --------      --------
Income tax expense ....................................   $ 59,030      $ 29,250
                                                          ========      ========



     The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company's deferred tax assets are summarized in the following table:


                                                                                MARCH 31,      DECEMBER 31,
                                                                                   2004           2003
                                                                                ---------      -----------
                                                                                  (THOUSANDS OF DOLLARS)

Deferred tax assets:
  Mark-to-market on loans held for sale ....................................    $ 131,722      $  124,255
  Allowance for credit losses ..............................................       97,715          94,614
  State income and franchise taxes .........................................        8,989          18,661
  Discontinued operations ..................................................       13,654          13,654
  Employee benefit expenses ................................................       12,691          12,100
                                                                                ---------      ----------
    Total deferred tax assets ..............................................      264,771         263,284

Deferred tax liabilities:
  Deferred loan origination costs ..........................................      (70,067)        (65,832)
  Originated mortgage servicing rights .....................................       (4,866)         (2,934)
  Other, net ...............................................................       (2,980)         (1,214)
                                                                                ---------      ----------
    Total deferred tax liabilities .........................................      (77,913)        (69,980)
                                                                                ---------      ----------
Net deferred tax asset .....................................................    $ 186,858      $  193,304
                                                                                =========      ==========

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



NOTE H:  COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ACTIVITIES

     The Company is a defendant in a number of legal actions arising in the ordinary course of business and from the discontinuance of the insurance operations. Management and its legal counsel are of the opinion that the settlement of these actions, individually or in the aggregate, will not have a material effect on the Company's business, financial position or results of operations.

     At March 31, 2004, the Company had a pipeline of loans in process of approximately $2.02 billion in new residential real estate loans, generally subject to the potential borrower meeting the conditions of the loan approval. The Company conditionally quotes interest rates to potential borrowers, which are then subject to adjustment by the Company if any such conditions are not satisfied. Since the Company generally funds the loans at the rates conditionally approved, the quotes are considered to constitute interest rate locks. These interest rate lock commitments, which generally are for 30 days, are treated as "free-standing" derivatives and are marked to estimated fair value and changes are recorded as a component of gain on the sale of residential real estate loans. Fair value is estimated based upon the change in the estimated fair value of underlying mortgage loans, adjusted for the expected impact of loans not funding within the initial terms. The change is measured from the date of interest rate lock, therefore at the time of issuance; the value of interest rate lock is zero. Subsequently, the interest rate lock value can be positive or negative.

     The Company also enters into commitments to sell residential real estate loans to third party investors in whole loan sale transactions. As of March 31, 2004, the Company had approximately $2.28 billion in commitments to sell at variable rates and terms. These forward sale commitments are recorded at estimated fair value and changes in value are reported as a component of gain on the sale of residential real estate loans.

     The Company also enters into interest rate cap contracts as part of its process of securitizing loans and issuing NIMs. These interest rate cap contracts are recorded at estimated fair value with changes in value, prior to securitization and the issuance of NIMs, reported as a component of gain on the sale of residential real estate loans.

     As of March 31, 2004, the estimated fair values of the Company's derivatives were as follows (included in other assets in the consolidated balance sheets):

                                                                      ESIMATED
                                                                     FAIR VALUE
                                                                   -------------
                                                                   (THOUSANDS OF
                                                                       DOLLARS)


Interest rate cap contract .....................................   $       5,183
Forward sales commitments ......................................           3,575
Interest rate lock commitments .................................             205
                                                                   -------------
                                                                   $       8,963
                                                                   =============

     At March 31, 2004, the Company had total loan commitments of $1.57 billion related to commercial real estate loans pending funding or advances under existing loan agreements. While commitment amounts are useful for period-to-period comparisons, caution should be used in attempting to use commitments as a basis for predicting future outstanding balances.

NOTE I: INDUSTRIAL BANK REGULATORY CAPITAL

     FIL is subject to various regulatory capital requirements under California and Federal regulations. Failure to meet minimum capital requirements can result in regulatory agencies initiating certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FIL must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. FIL's capital amounts, requirements and classifications are also subject to qualitative judgments by its regulators about components, risk weightings and other factors. Banking organizations that are experiencing or anticipating significant growth are generally expected to maintain capital ratios above minimum levels.

     As of March 31, 2004, FIL's regulatory capital exceeded all minimum requirements to which it is subject and the most recent notification from the FDIC categorized FIL as "well-capitalized". To be categorized as "well-capitalized", the institution must maintain a total risk-based capital as set forth in the following table and not be subject to a capital directive order. There have been no conditions or events since that notification that management believes have changed FIL's categorization as "well-capitalized". The FDIC and FIL, however, have agreed that FIL will maintain a Tier 1 Leverage Ratio of at least 8.5%. As of March 31, 2004, FIL's Tier 1 Leverage Ratio was 9.78%. Management does not anticipate any difficulties in maintaining a Tier 1 Leverage Ratio of at least 8.5%. FIL's actual regulatory amounts and related ratios are detailed in the table below.

     Regulatory capital is assessed for adequacy by three measures: Tier 1 Leverage Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital. FIL's Tier 1 Leverage Capital includes common stockholders' equity, a certain portion of its mortgage servicing rights not includable in regulatory capital and other adjustments. Tier 1 Leverage Capital is measured with respect to average assets during the quarter. The Tier 1 Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter. FIL's Total Risk-Based Capital includes the allowable amount of its allowance for loan losses (the allowable amount includable is limited to 1.25% of gross risk-weighted assets). The Total Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter.

                                                          MARCH 31, 2004
                                            -----------------------------------------
                                               MINIMUM        ACTUAL         ACTUAL
                                             REQUIRED (1)      RATIO         AMOUNT
                                             -----------      ------      -----------
                                             (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Tier 1 Leverage Capital .................           5.00%      9.78%      $   924,933
Risk-Based Capital:
       Tier 1 ...........................           6.00%     13.10%      $   924,933
       Total ............................          10.00%     14.39%      $ 1,015,797

                                                       DECEMBER 31, 2003
                                            -----------------------------------------
                                               MINIMUM        ACTUAL         ACTUAL
                                             REQUIRED (1)      RATIO         AMOUNT
                                             -----------      ------      -----------
                                             (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Tier 1 Leverage Capital .................           5.00%      9.54%      $   831,811
Risk-Based Capital:
       Tier 1 ...........................           6.00%     12.57%      $   831,811
       Total ............................          10.00%     13.85%      $   916,887

(1) Regulatory minimum required to qualify as "well-capitalized".




NOTE J: TOTAL COMPREHENSIVE INCOME

     The components of total comprehensive income are summarized in the following table:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                  2004          2003
                                                                                --------      --------
                                                                                (THOUSANDS OF DOLLARS)

Net income ..................................................................   $ 82,663      $ 41,576
Other comprehensive income (loss):
  Net change in unrealized gains during the period:
    Residual interests in securitized loans .................................      3,546             -
    Investment securities ...................................................        (15)          (41)
                                                                                --------       -------
                                                                                   3,531           (41)
  Less deferred income tax expense (benefit) ................................      1,412           (18)
                                                                                --------       -------
    Other comprehensive income (loss) .......................................      2,119           (23)
                                                                                --------      --------
Total comprehensive income ..................................................   $ 84,782      $ 41,553
                                                                                ========      ========

NOTE K: OPERATIONS BY REPORTABLE SEGMENT

     The Company's business is engaged in four reportable segments: commercial real estate; residential real estate; syndicated commercial and retail banking. Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that are not allocated to the reportable segments.

     The following data for the three months ended March 31, 2004 and 2003 provide certain information related to the reportable segment disclosure. Intersegment eliminations relate to the credit allocated to retail banking for operating funds provided to the other three reportable segments.


                                       COMMERCIAL    RESIDENTIAL   SYNDICATED    RETAIL                INTERSEGMENT      TOTAL
                                       REAL ESTATE   REAL ESTATE   COMMERCIAL    BANKING      OTHER    ELIMINATIONS   CONSOLIDATED
                                       -----------   -----------   ----------   --------    --------   ------------   ------------
                                                                         (THOUSANDS OF DOLLARS)

Three months ended March 31, 2004
  Total revenues ....................  $ 77,215      $   218,008   $        -   $ 40,124   $   5,053   $    (40,003)  $    300,397
  Net interest income ...............    52,511           64,034          (60)     4,968      (3,890)             -        117,563
  Income before income taxes ........    28,691          133,125          833          -     (20,956)             -        141,693

Three months ended March 31, 2003
  Total revenues ....................  $ 75,755      $   121,375   $       11   $ 37,955   $   2,599   $    (37,807)  $    199,888
  Net interest income ...............    47,298           28,930         (168)     4,436      (5,291)             -         75,205
  Income before income taxes ........    10,317           77,685        2,230        (92)    (19,314)             -         70,826


 NOTE L: EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ---------------------
                                                                                  2004           2003
                                                                                --------       -------
                                                                                 (IN THOUSANDS EXCEPT,
                                                                                   PER SHARE DATA)

Net income
  (numerator for basic earnings per share) .................................    $ 82,663      $ 41,576
Effect of dilutive securities:
  LYONs ....................................................................           5            23
                                                                                --------      --------
Net income available to common stockholders after assumed
     conversions (numerator for diluted earnings per share) ................    $ 82,668      $ 41,599
                                                                                ========      ========

Weighted-average shares (denominator for basic earnings per share) .........      71,229        68,962
Effect of dilutive securities using the treasury stock method for restricted stock and stock options:
    Restricted stock .......................................................       2,244             -
    LYONs ..................................................................          41           205
    Stock options ..........................................................         128             -
                                                                                --------      --------
Dilutive potential common shares ...........................................       2,413           205
                                                                                --------      --------
Adjusted weighted-average shares and assumed conversions
    (denominator for diluted earnings per share) ...........................      73,642        69,167
                                                                                ========      ========

Basic earnings per share ...................................................    $   1.16      $   0.60
                                                                                ========      ========
Diluted earnings per share .................................................    $   1.12      $   0.60
                                                                                ========      ========


NOTE M: NEW ACCOUNTING STANDARDS

     On March 9, 2004, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 "Application of Accounting Principles to Loan Commitments" ("SAB 105"). This bulletin summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The provisions of SAB 105 are applicable to loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The Company believes that the application of the accounting described in SAB 105 will not have a material impact on the Company's financial position or results of operations.

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

         FIL operates its lending platform through nine commercial and five residential regional offices. As of March 31, 2004, FIL had commercial real estate loans held for investment located in 41 states and during the first quarter of 2004, it originated residential real estate loans in 45 states. Revenues are generated primarily from:

o Generally, the commercial real estate loans are held for investment and net interest income is generated on the difference between the rates charged on the loans and the cost of borrowed funds. An allowance for loan losses is maintained for potential loan losses through provisions (expense) that is recognized in the consolidated statements of operations.

o Residential real estate loans are primarily either sold through whole loan sales to other financial institutions or to various investors through securitization transactions. A gain on sale is generated when the loans are sold for a premium that is in excess of the loan balances plus certain costs. A certain amount of residential real estate loans are also held for investment with net interest income generated.


     This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented under Item 1, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

RESULTS OF OPERATIONS

     The Company reported net income of $82,663,000 for the first quarter of 2004. This is compared to net income of $41,576,000 for the first quarter of 2003.

     The Company reported income before taxes of $141,693,000 for the first quarter of 2004 as compared to $70,826,000 for the first quarter of 2003. The increase in income before taxes for the first quarter of 2004 represents a 100% increase over the results for the first quarter of 2003 and is primarily a result of increased levels of net interest income and net gain on the sale of residential real estate loans, offset by an increase in non-interest expenses. The increases in the gain on sale of residential real estate loans and non-interest expenses are both a result of significantly higher levels of residential real estate loan origination volumes.

     The following tables identify the interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins, as well as an analysis of changes in net interest income due to volume and rate changes, for the first quarters of 2004 and 2003:



                                                                       THREE MONTHS ENDED MARCH 31,
                                              -------------------------------------------------------------------------
                                                               2004                                  2003
                                              ----------------------------------     ---------------------------------
                                                AVERAGE                   YIELD/      AVERAGE                   YIELD/
                                                BALANCE      INTEREST     COST        BALANCE       INTEREST    COST
                                              -----------    --------     ------     -----------    ---------   ------
                                                               (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)


Interest-earning assets (1):
  Commercial real estate loans .............. $ 4,009,753    $  76,304      7.65%    $ 3,748,651    $  73,974     8.00%
  Residential real estate loans (2) .........   5,076,294       88,199      6.99%      2,305,668       44,651     7.85%
  Syndicated commercial loans ...............       5,949            -         -          22,373           11     0.20%
  Residual interests in securitized loans ...       7,831          646     33.18%              -            -        -
  Cash equivalents and investment securities.     364,302        1,558      1.72%        242,850        2,497     4.17%
                                              -----------    -----------  ------     -----------    ---------   ------
    Total interest-earning assets ........... $ 9,464,129    $ 166,707     7.08%     $ 6,319,542    $ 121,133     7.77%
                                              ===========    =========    ======     ===========    =========   ======


Interest-bearing liabilities:
  Time deposits ............................. $ 5,191,475    $   26,751     2.07%    $ 3,658,492    $  26,506     2.94%
  Savings deposits ..........................   1,738,433         8,283     1.92%      1,212,769        6,865     2.30%
  FHLB advances .............................   1,516,769         7,417     1.97%        720,344        4,847     2.73%
  Warehouse lines of credit .................           -           125        -               -            -         -
  Senior Notes due 2004 .....................      18,941           372     7.90%         68,663        1,356     8.01%
  Senior Notes due 2009 .....................     190,700         3,836     8.09%        190,700        3,837     8.16%
  LYONs .....................................         657             8     4.90%          3,109           39     5.09%
  Junior Subordinated Debentures /
    Preferred Securities ....................     103,093         2,320     9.05%        100,000        2,250     9.13%
  Other .....................................       6,348            32     2.03%         78,907          228     1.17%
                                              -----------    ----------   ------     -----------    ---------   ------
    Total interest-bearing liabilities ...... $ 8,766,416    $   49,144     2.25%    $ 6,032,984    $  45,928     3.09%
                                              ===========    ==========   ======     ===========    =========   ======

Net interest income .........................                $  117,563                             $  75,205
                                                             ==========                             =========


Percent of average interest-earning assets:
    Interest income .........................                               7.08%                                 7.77%
    Interest expense ........................                               2.09%                                 2.95%
                                                                          ------                                ------
    Net interest margin .....................                               4.99%                                 4.82%
                                                                          ======                                ======


Percent of average interest-earning assets
(financial services only - exlcudes holding
company assets and liabilities):
    Interest income .........................                               7.15%                                 7.77%
    Interest expense ........................                               1.85%                                 2.48%
                                                                          ------                                ------
    Net interest margin .....................                               5.30%                                 5.29%
                                                                          ======                                ======

(1) Average loan balances include non-accrual loan balances.
(2) Includes loans held for sale.

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------------------
                                                                                  2004 COMPARED TO 2003
                                                                        ----------------------------------------
                                                                              CHANGE DUE TO
                                                                        ------------------------
                                                                         VOLUME          RATE            TOTAL
                                                                        --------       ---------       ---------
                                                                                (THOUSANDS OF DOLLARS)

 Cash equivalent and investment securities ..........................   $    350       $  (1,289)      $   (939)
 Loans:
   Commercial real estate .......................................... .     4,969          (2,639)         2,330
   Residential real estate...........................................     48,084          (4,574)        43,510
   Other ............................................................        697             (24)           673
                                                                        --------       ---------       --------
 TOTAL INCREASE / (DECREASE) IN INTEREST INCOME .....................     54,100          (8,526)        45,574
                                                                        --------       ---------       --------
 Time deposits ......................................................     (7,899)          7,654           (245)
 Savings deposits ...................................................     (2,505)          1,087         (1,418)
 FHLB advances ......................................................     (3,895)          1,325         (2,570)
 Warehouse lines of credit ..........................................          -            (125)          (125)
 Senior notes due 2004 and 2009 .....................................        985               -            985
 LYONs ..............................................................         31               -             31
 Junior Subordinated Debentures / Preferred Securities ..............        (70)              -            (70)
 Other ..............................................................        366            (170)           196
                                                                        --------       ---------       --------
 TOTAL INCREASE / (DECREASE) IN INTEREST EXPENSE ....................    (12,987)          9,771         (3,216)
                                                                        --------       ---------       --------
 INCREASE IN NET INTEREST INCOME ....................................   $ 41,113       $   1,245       $ 42,358
                                                                        ========       =========       ========


     The net interest income for the first quarter of 2004 was $117.6 million as compared to $75.2 million for the first quarter of 2003. The increase in net interest income is primarily a result of an increase in the average interest-earning assets, primarily residential real estate loans. Average interest-earning assets increased 50% to $9.5 billion during the first quarter of 2004, as compared to $6.3 billion during the first quarter of 2003. The net interest income margin also increased to an annualized 4.99% for the first quarter of 2004 from 4.82% for the first quarter of 2003. The increase in the Company's net interest margin is due primarily to higher net spreads between the commercial real estate loan yields and the effective cost of funds employed to fund these assets as the interest yields on deposits declined on a quarter-to-quarter comparison more than the yields on commercial real estate loans. This is due in part to the presence of interest rate floors (in which the total of the variable base rate, such as six-month LIBOR, plus the related spread on a commercial real estate loan will not contractually drop below a certain absolute level) on a significant number of the Company's commercial real estate loans. The higher margin contribution from the commercial real estate portfolio was partially offset by a compression in the margin for residential real estate loans. The residential real estate loans are primarily comprised of loans held for sale which were predominately originated in or just before the quarterly periods presented; loans originated in or before the first quarter of 2004 had lower margins than in the first quarter of 2003 due to differing interest rate conditions.

     The gain on the sale of residential real estate loans, increased from $56.0 million in the first quarter of 2003 to $122.2 million for the first quarter of 2004. This increase is attributable to a significant increase in the volume of loans sold in the first quarter of 2004, as compared to the first quarter of 2003. A total of $4.63 billion in loans were sold (including loans sold via securitization) during the first quarter of 2004, as compared to loan sales of $2.18 billion during the first quarter of 2003. The average gross premium on loans sold during the first quarter of 2004 was 4.30% as compared to an average of 4.28% for the first quarter of 2003. Such premiums have exhibited, and are expected to continue to exhibit, variability (often significant) based on various economic and interest rate environments. The gain percentage on these sales increased from 2.56% in the first quarter of 2003 to 2.62% in the first quarter of 2004. The following tables provide the amounts of loans sold during the respective periods and additional detail on the gain on sale (thousands of dollars):

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                     ---------------------------
                                                                         2004            2003
                                                                     -----------     -----------

Loan sales (net of repurchases):
  Whole loan ....................................................    $ 3,795,315     $ 2,180,966
  Securitization ................................................        832,633               -
                                                                     -----------     -----------
                                                                     $ 4,627,948     $ 2,180,966
                                                                     ===========     ===========


                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  2004              2003
                                                                                ---------        ---------

Gross premium recognized on loan sales and securitizations ..................   $ 199,228        $  93,353
Premium recapture and reversal ..............................................      (8,693)          (3,259)
                                                                                ---------        ---------
Net premium recognized on loan sales and securitizations ....................     190,535           90,094
Less: Direct costs of loan originations, net of fees received ...............     (65,072)         (27,867)
Adjustments to carrying value of loans held for sale ........................      (5,218)          (6,255)
Change in fair value of derivative instruments ..............................       1,951                -
                                                                                ---------        ---------
     Gain on sale (GAAP) ....................................................     122,196           55,972
Less: Origination expenses allocated during the period of origination .......     (46,365)         (18,240)
                                                                                ---------        ---------
     Net operating gain on sale .............................................   $  75,831        $  37,732
                                                                                =========        =========

Gross premium recognized on loan sales and securitizations ..................        4.30 %           4.28 %
Premium recapture and reversal ..............................................       (0.19)%          (0.15)%
                                                                                ---------        ---------
Net premium recognized on loan sales and securitizations ....................        4.11 %           4.13 %
Less: Direct costs of loan originations, net of fees received ...............       (1.41)%          (1.28)%
Adjustments to carrying value of loans held for sale ........................       (0.12)%          (0.29)%
Change in fair value of derivative instruments ..............................        0.04 %           0.00 %
                                                                                ----------       ---------
     Gain on sale (GAAP) ....................................................        2.62 %           2.56 %
Less: Origination expenses allocated during the period of origination .......       (1.00)%          (0.83)%
                                                                                ---------        ---------
     Net operating gain on sale .............................................        1.62 %           1.73 %
                                                                                =========        =========


(1) Percentages are of total loan sales and securitizations, net of repurchases, during the period indicated.
(2) Direct costs are costs directly incurred with the origination of the loans, net of loan fees received from borrowers, and which are deferred and recognized when the loans are sold.
(3) Premium recapture and reversal represent the recapture or reversal of premium on loans sold which either prepay early per the terms of each sales contract or for certain loans repurchased from prior sales; includes some interest adjustment on loans repurchased.
(4) Origination expenses represent indirect expenses related to the origination of residential real estate loans during the period of origination and which are not deferred for GAAP. These expenses are included in non-interest expense in the consolidated statement of operations during the period incurred.
(5) Net operating gain on sale is a supplement to, and not a substitute for, the information presented in the consolidated statement of operations as prepared in accordance with GAAP. Furthermore, our definition of the indirect origination expenses may not be comparable to similarly titled measures reported by other companies. The net operating gain on sale amount does not include net interest income on residential real estate loans held for sale or any fair value adjustments on the Company's residual interests in securitized loans.
(6) The amount of gain on sale is significantly impacted by the timing of loan sales and securitizations. A number of factors influence the timing of loan sales and securitizations, including the current market pricing of the loans, liquidity requirements and other objectives. The sale or securitization of loans have, from time to time, been delayed to a later period, and may be so delayed in future periods.

     The provision for loan losses decreased to $16.4 million for the first quarter of 2004 as compared to $22.9 million for the first quarter of 2003. The decrease in loss provision for the first quarter of 2004 is primarily due to an expected higher realization on certain of the Company's non-accrual loans and foreclosed commercial real estate properties.

     The Company's net loans held for investment before the allowance for loan losses, were approximately $4.95 billion at March 31, 2004, as compared to $4.79 billion and $4.12 billion at December 31, 2003 and March 31, 2003, respectively. The Company's residential real estate loans held for sale have increased from $1.80 billion at March 31, 2003 to $3.75 billion at March 31, 2004; this increase is reflective of a significant increase in loan production volume. During the first quarter of 2004, residential real estate loan originations totaled $5.09 billion as compared to $2.33 billion for the first quarter of 2003.

     Non-interest expense increased during the first quarter of 2004, as compared to the first quarter of 2003. Compensation expense represented substantially all of the change as it increased to $67.2 million for the first quarter of 2004 from $38.7 million in the first quarter of 2003. This increase is substantially a result of increased residential real estate loan origination volume (which increased 119% on a quarter-to-quarter comparative basis). To a lesser degree, other corporate personnel costs increased, as did benefit plan expenses and accruals.

     Income tax expense of $59.0 million and $29.3 million for the quarters ended March 31, 2004 and 2003, respectively, represents effective tax rates of 41.7% and 41.3%, respectively, on income before income taxes from continuing operations of $141.7 million and $70.8 million for the same respective periods. The effective tax rates for both periods presented are different than the federal enacted tax rate of 35%, due mainly to various state income tax provisions within the Company's financial services operation.


LOANS HELD FOR INVESTMENT AND SALE

     The following table shows detail for the Company's loans held for investment outstanding as of the dates indicated (in thousands of dollars):


                                                                      MARCH 31,       DECEMBER 31,      MARCH 31,
                                                                        2004             2003             2003
                                                                     -----------      -----------     ------------

Commercial real estate loans:
   Bridge .......................................................    $ 1,728,551      $ 1,659,847      $ 1,743,880
   Permanent ....................................................      1,215,851        1,281,877        1,370,319
   Construction .................................................        726,685          804,793          364,665
   Single tenant credit .........................................        256,002          268,506          292,298
                                                                     -----------      -----------      -----------
                                                                       3,927,089        4,015,023        3,771,162

Residential real estate loans ...................................      1,038,038          789,951          349,755
Syndicated commercial loans .....................................          4,581            6,857           13,519
Other ...........................................................          4,725            4,615            4,221
                                                                      ----------      -----------      -----------
                                                                       4,974,433        4,816,446        4,138,657
Deferred loan fees and origination costs ........................        (20,213)         (25,436)         (19,190)
                                                                      ----------      -----------      -----------
                                                                       4,954,220        4,791,010        4,119,467
Allowance for loan losses .......................................       (220,816)        (213,591)        (175,162)
                                                                      ----------      -----------      -----------
Loans held for investment - net .................................    $ 4,733,404      $ 4,577,419      $ 3,944,305
                                                                     ===========      ===========     ============

     As of March 31, 2004, approximately 38% and 12% of the Company's commercial real estate loans outstanding were secured by properties located within California and New York, respectively; no other state represented greater than 9% of the loan portfolio. The Company's largest single individual commercial real estate loan outstanding at March 31, 2004 was $64.0 million with a total loan commitment of $67.9 million. This same loan, however, is cross-collateralized and cross-defaulted, with the same investment fund on a related real estate project. The combined loan principal outstanding and total loan commitment of these two loans at March 31, 2004 is $78.0 million and $81.9 million, respectively. The Company's largest net commitment for a single loan at March 31, 2004 was $109.5 million; this represents the maximum potential loan amount to the borrower. In addition, the commercial real estate loan portfolio's largest concentration by common investor or sponsor totaled $110.5 million in loan principal outstanding and $148.8 million in total loan commitment at March 31, 2004, and is comprised of four separate loans, each of which was performing as of March 31, 2004.

     The following table stratifies the commercial real estate loans held for investment by loan amounts outstanding as of March 31, 2004 (thousands of dollars, except percents and number of loans):




                                          NUMBER           TOTAL LOANS
      LOAN SIZE RANGE                    OF LOANS          OUTSTANDING           %
-----------------------------            --------          -----------          ---

$0 - $1 million ......................        124          $    30,869            1%
> $1 million - $5 million ............        180              497,488           13%
> $5 million - $10 million ...........         99              724,520           18%
> $10 million - $15 million ..........         48              579,874           15%
> $15 million - $20 million ..........         29              488,690           12%
> $20 million - $30 million ..........         23              563,329           14%
> $30 million - $40 million ..........         14              471,532           12%
> $40 million - $50 million ..........          9              391,207           10%
> $50 million ........................          3              179,580            5%
                                         --------          -----------          ---
                                              529          $ 3,927,089          100%
                                         ========          ===========          ===


     The following tables report the non-performing asset classifications, accruing loans past due 90 days or more, loan loss experience and allowance for loan losses reconciliation for the Company's loans held for investment as of or for the respective periods ended; the level of non-performing assets fluctuates and individual commercial real estate loans can have a material impact upon the total (thousands of dollars):


                                                                      MARCH 31,       DECEMBER 31,      MARCH 31,
                                                                        2004             2003              2003
                                                                     -----------      -----------      -----------

Non-accrual loans held for investment:
  Commercial real estate .........................................   $    68,668      $    71,758      $    57,970
  Residential real estate ........................................        11,167            8,482            6,605
  Syndicated commercial loans ....................................         4,476            6,752            6,854
                                                                     -----------      -----------      -----------
                                                                     $    84,311      $    86,992      $    71,429
                                                                     ===========      ===========      ===========

Accruing commercial real estate loans past
 due 90 days or more .............................................   $     4,052      $    36,406      $    11,571
                                                                     ===========      ===========      ===========

Foreclosed real estate (REO):
  Commercial real estate .........................................   $    35,075      $    23,621      $    25,477
  Residential real estate ........................................         1,935            1,845            1,418
                                                                     -----------      -----------      -----------
                                                                     $    37,010      $    25,466      $    26,895
                                                                     ===========      ===========      ===========

                                                                THREE MONTHS ENDED MARCH 31, 2004
                                                ---------------------------------------------------------------
                                                 COMMERCIAL     RESIDENTIAL       SYNDICATED
                                                REAL ESTATE     REAL ESTATE     COMMERCIAL LOANS         TOTAL
                                                -----------     -----------     ----------------     ----------

Beginning allowance for loan losses .........   $   195,000     $    15,607     $          2,984      $ 213,591
Provision for loan losses ...................        10,659           6,641                 (901)        16,399
Charge-offs .................................        (9,211)           (185)                   -         (9,396)
Recoveries ..................................            99              87                   36            222
                                                -----------     -----------     ----------------      ---------
Net Charge-offs .............................        (9,112)            (98)                  36         (9,174)
                                                -----------     -----------     ----------------      ---------
Ending allowance for loan losses ............   $   196,547     $    22,150     $          2,119      $ 220,816
                                                ===========     ===========     ================     ==========


                                                                THREE MONTHS ENDED MARCH 31, 2003
                                                ---------------------------------------------------------------
                                                 COMMERCIAL     RESIDENTIAL       SYNDICATED
                                                REAL ESTATE     REAL ESTATE     COMMERCIAL LOANS       TOTAL
                                                -----------     -----------     ----------------      ---------

Beginning allowance for loan losses .........   $   147,227     $     7,844     $          6,119      $ 161,190
Provision for loan losses ...................        25,673            (259)              (2,494)        22,920
Charge-offs .................................        (8,622)           (170)                (199)        (8,991)
Recoveries ..................................             -              34                    9             43
                                                -----------     -----------     ----------------      ---------
Net Charge-offs .............................        (8,622)           (136)                (190)        (8,948)
                                                -----------     -----------     ----------------      ---------
Ending allowance for loan losses ............   $   164,278     $     7,449     $          3,435      $ 175,162
                                                ===========     ===========     ================      =========


     Non-accrual loans held for investment were $84.3 million as of March 31, 2004. This is 1.70% of the total loans held for investment as of March 31, 2004. This is compared to $71.4 million in total non-accrual loans as of March 31, 2003, which was 1.73% of the total loans held for investment as of that date. As of March 31, 2004, $68.7 million of the total $84.3 million in non-accrual loans were related to the commercial real estate portfolio. The $68.7 million was comprised of 15 non-accrual loans (the largest having a balance of $24.7 million).

     Total REO was $37.0 million at March 31, 2004, as compared to $26.9 million at March 31, 2003. Commercial real estate REO at March 31, 2004 was comprised of 11 properties, the largest having a balance of $7.2 million. The Company maintains a valuation allowance on REO, which is detailed as follows (in thousands of dollars):

                                                                AS OF MARCH 31, 2004
                                                     -----------------------------------------
                                                      COMMERCIAL      RESIDENTIAL
                                                     REAL ESTATE      REAL ESTATE      TOTAL
                                                     -----------------------------------------

REO ..............................................   $    38,064      $     2,026     $ 40,090
Valuation allowance ..............................        (2,989)             (91)      (3,080)
                                                     -----------      -----------     --------
REO - net ........................................   $    35,075      $     1,935     $ 37,010
                                                     ===========      ===========     ========


     During the first quarter of 2004, there were three commercial real estate loans restructured as to their terms and included in accrual status at March 31, 2004. The total loan principal outstanding under these three loans was $9.4 million at March 31, 2004 and the Company incurred $1.8 million in charge-offs related to the restructuring of these loans during the first quarter of 2004. During the first quarter of 2003, there was one loan that was restructured and included in accrual status.

     The allowance for loan losses, as a percentage of total loans held for investment, increased to 4.46% as of March 31, 2004, as compared to 4.25% at March 31, 2003. The increase in the allowance for loan losses during the first quarter of 2004, as compared to the first quarter of 2003, is primarily due to an increased level of commercial and residential real estate loans on non-accrual status assets and an increase in the balance of loans held for investment, primarily of residential real estate loans, as of March 31, 2004. Total net charge-offs in the first quarter of 2004 totaled $9.2 million, as compared to $8.9 million for the first quarter of 2003. The net charge-offs for both the first quarter of 2004 and 2003, respectively, were substantially all related to commercial real estate loans.

     The following table shows detail for the Company's residential real estate loans held for sale as of the dates indicated (the Company does not retain any second mortgages in its held for investment portfolio):

                                                                      MARCH 31,       DECEMBER 31,      MARCH 31,
                                                                         2004            2003             2003
                                                                     -----------      -----------      -----------
                                                                                (THOUSANDS OF DOLLARS)

Residential real estate loans held for sale:
  Loan principal outstanding:
    First trust deeds .............................................  $ 3,575,360      $ 3,466,432      $ 1,725,738
    Second trust deeds ............................................      153,023          160,855           83,314
                                                                     -----------      -----------      -----------
                                                                       3,728,383        3,627,287        1,809,052
  Deferred origination costs, net of loan fees received ...........       53,364           50,067           23,113
  Valuation reserve ...............................................      (32,353)         (27,187)         (30,605)
                                                                     -----------      -----------      -----------
    Residential real estate loans held for sale - net .............  $ 3,749,394      $ 3,650,167      $ 1,801,560
                                                                     ===========      ===========      ===========


Non-accrual residential real estate loans held for sale ("HFS") ...  $    10,355      $     6,253      $     5,670
                                                                     ===========      ===========      ===========

     The increase in residential real estate loans held for sale is a result of significantly increased loan origination volume. The following table details residential real estate loan origination for the respective periods indicated (thousands of dollars):

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ----------------------------
                                                                                    2004            2003
                                                                                -----------      -----------

Loan originations:
  First mortgage ............................................................   $ 4,885,972      $ 2,231,781
  Second mortgage ...........................................................       207,129           97,339
                                                                                 ----------      -----------
                                                                                $ 5,093,101      $ 2,329,120
                                                                                ===========      ===========



                     FIRST MORTGAGES - ORIGINATION
-------------------------------------------------------------------

                                                  1ST QUARTER
                                         --------------------------
                                            2004             2003
                                         ---------        ---------

TYPE OF PRODUCT:
     Adjustable Rate (2/28)                   71.0%            76.7%
     Adjustable Rate (3/27)                    3.8%             1.2%
     Fixed                                    25.2%            22.1%
                                         ---------        ---------
                                             100.0%           100.0%
                                         =========        =========


PURPOSE:
     Refinance                                62.1%            65.0%
     Purchase                                 37.9%            35.0%
                                         ---------        ---------
                                             100.0%           100.0%
                                         =========        =========



Average Loan Size                        $ 207,279        $ 188,257
Average FICO Score                             621              617


                 FIRST & SECOND MORTGAGES - ORIGINATION
---------------------------------------------------------------------

GEOGRAPHIC DISPERSION:
  California                                  38.0%            42.4%
  New York                                    12.4%             7.7%
  Florida                                      8.0%            10.9%
  Illinois                                     5.4%             4.4%
  All other states                            36.2%            34.6%
                                         ---------        ---------
                                             100.0%           100.0%
                                         =========        =========



LIQUIDITY AND CAPITAL RESOURCES

     FIL finances its lending activities primarily through Federal Deposit Insurance Corporation ("FDIC") insured customer deposits, which totaled $7.1 billion at March 31, 2004. FIL is also eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"), for which financing is available to FIL based upon advance rates on certain pledged collateral and at various rates and terms. At March 31, 2004, FIL had borrowing availability with the FHLB of $2.36 billion, of which $1.47 billion was borrowed and outstanding. The $2.36 billion in borrowing availability was based upon a total of $2.78 billion in pledged loan collateral at March 31, 2004. FIL's maximum financing availability, based upon its regulatory assets and subject to the amount of collateral pledged and their related advance rates, was approximately $3.40 billion.

     As of March 31, 2004, FIL had three separate warehouse lines of credit in place for the funding of residential real estate loans prior to their sale or securitization. The total funding capacity of these three facilities was $1.5 billion at March 31, 2004. Borrowings under each of the facilities are secured by loans held for sale as pledged by FIL. There were no amounts outstanding at March 31, 2004. The three facilities are summarized as follows:

o $500 million master loan and security facility ($250 million committed) with Greenwich Capital Financial Products expiring in July 2004, interest at one-month LIBOR plus a margin of 0.50%.

o $500 million master repurchase facility ($250 million committed) with Credit Suisse First Boston Mortgage Capital expiring in October 2004, interest at overnight LIBOR plus a margin of 0.50%.

o $500 million master repurchase facility ($250 million committed) with Goldman Sachs Mortgage Company expiring in December 2004, interest at one-month LIBOR plus a margin of 0.50%.

     Each of the facilities is subject to certain conditions, including but not limited to financial and other covenants. At March 31, 2004, FIL was in compliance with all financial and other covenants under these facilities.

     In addition, FIL has a line of credit with the Federal Reserve Bank of San Francisco ("FRB") with a borrowing availability of $350.5 million at March 31, 2004. There were no amounts outstanding under the line of credit with the FRB at March 31, 2004.

     The FDIC has established certain capital and liquidity standards for its member institutions, and FIL was in compliance with these standards as of March 31, 2004. The Company believes it has sufficient liquidity and capital resources to fund its financial services operation for the foreseeable future.

     As a holding company, Fremont pays its operating expenses, interest expense and stockholders' dividends, and meets its other obligations primarily from its cash on hand and intercompany tax payments from FIL. Dividends of $3.7 million and $1.5 million were paid on Fremont's common stock in the quarters ending March 31, 2004 and 2003, respectively; however, the Company can give no assurance that future common stock dividends will be declared.

     During 2003, Fremont had significant net operating loss carryforwards which were used to offset taxable income generated by FIL. As a result, intercompany payments of federal income tax obligations from FIL, which were otherwise payable to taxing authorities, were available for use by Fremont for general working capital purposes. The last of the net operating loss carryforwards were fully utilized during 2003 and only current operating losses at Fremont will offset taxable income generated by FIL; as a result, beginning in 2004, Fremont is expected to pay most of the federal income taxes it receives from FIL to the federal taxing authorities. There exist certain California Franchise Tax matters pending resolution, of which Fremont is not yet able to make a determination of their ultimate liability. Fremont expects that the final resolution of these matters may take several years, but does not believe that the actual outcomes of these matters will adversely impact its liquidity.

     During the first quarter of 2004, Fremont retired at maturity the remaining $22.4 million in principal amount of its 7.70% Senior Notes due 2004. Fremont has cash and cash equivalents of $126.9 million at March 31, 2004 and no debt maturities until March of 2009 and believes that, with its other available sources of liquidity, it will have sufficient means to satisfy its liquidity needs for the foreseeable future.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company is subject to market risk resulting primarily from fluctuations in interest rates arising from balance sheet financial instruments such as investments, loans (both held for investment and for sale) and debt. Changes in interest rates will affect the Company's net investment income, loan interest, net gain on the sale of residential real estate loans, interest expense and total stockholders' equity. The level of net gain on the sale of residential real estate loans is highly dependent upon the level of loan origination volume and the net premium paid by the purchasers of such loans. Both the volume and net premium, in turn, are highly dependent upon changes in, and the level of, interest rates and other economic factors. The Company may experience a decrease in the amount of net gain it realizes should significant interest rate increases occur or if other economic factors have a negative impact on the value and volume of the loans the Company originates. The objective of the Company's asset and liability management activities is to provide the highest level of net interest and investment income and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk. It is not the Company's policy to utilize derivative instruments as a means to speculate on interest rates.

     As part of its residential real estate mortgage banking operations, the Company enters into commitments to originate loans ("interest rate lock commitments"), which represent commitments that have been extended by the Company, generally for a period of 30 days, at a stated interest rate to its potential borrowers. Typically, the Company hedges the risk of overall changes in the fair value for its loans held for sale through entering into forward loan sale commitments. The Company determined that certain of its interest rate lock commitments and forward sales commitments have met the definition of derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and records them at their estimated fair value.

     Quantitative and qualitative disclosures about the Company's market risk are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. There have been no material changes in such risks or in the Company's asset and liability management activities during the three months ended March 31, 2004.


ITEM 4.  CONTROLS AND PROCEDURES

     As of March 31, 2004, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no changes in the Company's internal controls over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

3.3(b) Fremont General Corporation Bylaw Amendment Adopted by the Board of Directors on November 30, 2003. (Incorporated by reference to Exhibit 3.3(b) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2003, Commission File Number 1-8007.)

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



(b) REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED MARCH 31, 2004:

          On January 29, 2004 the Company filed a Current Report on Form 8-K,
          Item 5, to report that rating agency Fitch affirmed its senior debt rating of Fremont General Corporation ("the Company") at CCC+ and revised its Rating Outlook to "Positive" from "Stable." Fitch also affirmed its trust preferred rating of the Company's subsidiary, Fremont General Financing I at CC and revised its Rating Outlook to "Positive" from "Stable." The Form 8-K also reported that on January 27, 2004, Moody's Investors Service upgraded its senior debt rating of the Company to B3 from Caa1 and upgraded its rating of the Company's subordinated debt to Caa2 from Caa3. Moody's also upgraded its rating of the Company's trust preferred securities to Caa2 from Caa3, and stated its outlook for the ratings as "Stable."

          On February 25, 2004, the Company filed a Current Report on Form 8-K,
          Item 12, furnishing information regarding its results of operations and financial condition at, and for the year ended December 31, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FREMONT GENERAL CORPORATION



Date: May 10, 2004                      /s/    LOUIS J. RAMPINO
                                       -----------------------------------------
                                       Louis J. Rampino, President,
                                       Chief Operating Officer and Director



Date: May 10, 2004                      /s/    PATRICK E. LAMB
                                       -----------------------------------------
                                       Patrick E. Lamb, Senior Vice President,
                                       Controller and Chief Accounting Officer
                                       (Principal Accounting Officer)