Form 10-Q
period 2004-06-30
FREMONT GENERAL CORP
filed 2004-08-09
CIK 38984

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                              SHARES OUTSTANDING
           CLASS                                                JULY 30, 2004
Common Stock, $1.00 par value                                      77,077,000


================================================================================

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                        PAGE NO.
                                                                        --------

Item    1. Financial Statements

              Consolidated Balance Sheets
                June 30, 2004 (Unaudited) and December 31, 2003 .......        3

              Consolidated Income Statements
                Three and Six Months Ended June 30, 2004 and
                  2003 (Unaudited) ....................................        4

              Consolidated Statements of Cash Flows
                Six Months Ended June 30, 2004 and 2003 (Unaudited) ...        5

              Notes to Consolidated Financial Statements on
                Form 10-Q (Unaudited) .................................        6

Item    2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................       23

Item    3. Quantitative and Qualitative Disclosures About
             Market Risk ..............................................       40

Item    4. Controls and Procedures ....................................       41



                           PART II - OTHER INFORMATION



Item    1. Legal Proceedings ..........................................       42

Items 2-3. Not applicable

Item    4. Submission of Matters to a Vote of Security Holders ........       42

Item    5. Not applicable

Item    6. Exhibits and Reports on Form 10-K ..........................       43

Signatures ............................................................       46

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     2004            2003
                                                                                -------------     -----------
                                                                                 (UNAUDITED)
                                                                                    (THOUSANDS OF DOLLARS)
                                     ASSETS
Cash and cash equivalents ..................................................    $    892,613      $   835,651
Investment securities available for sale at fair value .....................           1,517            1,958
Federal Home Loan Bank ("FHLB") stock ......................................         133,049          112,587
Loans held for sale - net ..................................................       4,431,177        3,653,547
Loans held for investment - net ............................................       4,552,367        4,577,419
Mortgage servicing rights - net ............................................          12,732            6,898
Residual interests in securitized loans at fair value ......................          12,139            6,530
Accrued interest receivable ................................................          38,511           38,663
Real estate owned - net ....................................................          26,598           25,466
Premises and equipment - net ...............................................          33,196           24,897
Deferred income taxes ......................................................         169,536          193,304
Other assets ...............................................................          72,239           48,367
                                                                                ------------      -----------
  TOTAL ASSETS .............................................................    $ 10,375,674      $ 9,525,287
                                                                                ============      ===========

                                   LIABILITIES
Deposits:
  Savings accounts .........................................................    $  1,304,408      $ 1,244,083
  Money market deposit accounts ............................................         488,762          412,524
  Certificates of deposit ..................................................       5,291,173        4,976,559
                                                                                ------------      -----------
                                                                                   7,084,343        6,633,166

Warehouse lines of credit ..................................................               -                -
FHLB advances ..............................................................       1,862,000        1,650,000
Senior Notes due 2004 ......................................................               -           22,377
Senior Notes due 2009 ......................................................         181,961          188,987
Liquid Yield Option Notes due 2013 ("LYONs") ...............................             627              654
Junior Subordinated Debentures / Preferred Securities ......................         103,093          100,000
Other liabilities ..........................................................         296,421          265,371
                                                                                ------------      -----------
  TOTAL LIABILITIES ........................................................       9,528,445        8,860,555


                              STOCKHOLDERS' EQUITY
Common stock, par value $1 per share-- Authorized: 150,000,000 shares;
  Issued and outstanding: (2004 - 77,166,000 and 2003 - 75,990,000) ........          77,166           75,990
Additional paid-in capital .................................................         321,555          296,000
Retained earnings ..........................................................         497,749          328,044
Deferred compensation ......................................................         (49,457)         (35,889)
Accumulated other comprehensive income .....................................             216              587
                                                                                ------------      -----------
  TOTAL STOCKHOLDERS' EQUITY ...............................................         847,229          664,732
                                                                                ------------      -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................    $ 10,375,674      $ 9,525,287
                                                                                ============      ===========

                 See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
                                                                       -----------------------     -----------------------
                                                                          2004          2003          2004         2003
                                                                       ---------      -------      ---------     ---------
                                                                          (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

INTEREST INCOME:
  Interest and fee income on loans:
    Residential ....................................................   $  95,003     $  49,812     $ 183,093     $  94,392
    Commercial .....................................................      73,087        74,379       149,391       148,353
    Other ..........................................................         165           198           274           280
                                                                       ---------     ---------     ---------     ---------
                                                                         168,255       124,389       332,758       243,025
  Interest income - other ..........................................       2,774         1,289         4,978         3,786
                                                                       ---------     ---------     ---------     ---------
                                                                         171,029       125,678       337,736       246,811
INTEREST EXPENSE:
  Deposits .........................................................      35,024        30,913        70,058        64,284
  FHLB advances ....................................................       8,331         5,989        15,748        10,836
  Warehouse lines of credit ........................................         125             -           250             -
  Senior Notes .....................................................       3,765         4,630         7,973         9,823
  Junior Subordinated Debentures / Preferred Securities ............       2,319         2,250         4,639         4,500
  Other ............................................................          60           160           100           427
                                                                       ---------     ---------     ---------     ---------
                                                                          49,624        43,942        98,768        89,870

Net interest income ................................................     121,405        81,736       238,968       156,941
Provision for loan losses ..........................................         146        27,609        16,545        50,529
                                                                       ---------     ---------     ---------     ---------
Net interest income after provision for loan losses ................     121,259        54,127       222,423       106,412

NON-INTEREST INCOME:
  Net gain (loss) on:
    Whole loan sales and securitizations of residential
      real estate loans ............................................     127,050        71,933       249,246       127,905
    Sale of residual interests in securitized loans ................          -              -             -        17,503
    Whole loan sales of other loans ................................          -            670             -           674
    Extinguishment of debt .........................................         (53)          (68)          (53)           25
  Loan servicing income ............................................       7,630         1,885        14,169         3,871
  Mortgage servicing rights amortization and impairment
    provision ......................................................      (4,514)            -        (5,884)            -
  Other ............................................................       6,524         5,385        13,158         8,527
                                                                       ---------     ---------     ---------     ---------
                                                                         136,637        79,805       270,636       158,505
NON-INTEREST EXPENSE:
  Compensation .....................................................      68,046        36,136       135,230        74,818
  Occupancy ........................................................       3,534         2,888         7,042         5,745
  Net real estate owned expenses ...................................         214           105         2,618         1,894
  Other ............................................................      23,053        15,218        43,427        32,049
                                                                       ---------     ---------     ---------     ---------
                                                                          94,847        54,347       188,317       114,506

Income before income taxes .........................................     163,049        79,585       304,742       150,411
Income tax expense .................................................      67,671        32,798       126,701        62,048
                                                                       ---------     ---------     ---------     ---------
Net income from continuing operations ..............................      95,378        46,787       178,041        88,363

Discontinued insurance operations in regulatory liquidation,
  net of tax .......................................................           -        44,308             -        44,308
                                                                       ---------     ---------     ---------     ---------
Net income .........................................................   $  95,378     $  91,095     $ 178,041     $ 132,671
                                                                       =========     =========     =========     =========
PER SHARE DATA:
BASIC:
  Net income from continuing operations ............................   $    1.32     $    0.67     $    2.49     $    1.27
  Discontinued insurance operations in regulatory liquidation,
    net of tax .....................................................           -          0.63             -          0.64
                                                                       ---------     ---------     ---------     ---------
  Net income .......................................................   $    1.32     $    1.30     $    2.49     $    1.91
                                                                       =========     =========     =========     =========
DILUTED:
  Net income from continuing operations ............................   $    1.30     $    0.66     $    2.43     $    1.26
  Discontinued insurance operations in regulatory liquidation,
    net of tax .....................................................           -          0.62             -          0.63
                                                                       ---------     ---------     ---------     ---------
  Net income .......................................................   $    1.30     $    1.28     $    2.43     $    1.89
                                                                       =========     =========     =========     =========

Cash dividends .....................................................   $    0.06     $    0.05     $    0.11     $    0.08
                                                                       =========     =========     =========     =========

                 See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                --------------------------------
                                                                                     2004               2003
                                                                                -------------       ------------
                                                                                     (THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES
  Net income from continuing operations .....................................   $     178,041       $     88,363
  Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
    Provision for loan losses ...............................................          16,545             50,529
    Sale of residual interests in securitized loans .........................               -             22,749
    Increase in residual interests in securitized loans .....................          (4,593)                 -
    Increase in mortgage servicing rights ...................................         (11,718)                 -
    Deferred income tax expense .............................................          23,729             47,227
    Depreciation and amortization ...........................................          12,296              8,991
    Change in other assets and liabilities ..................................          36,442             20,615
                                                                                -------------       ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE LOANS
        HELD FOR SALE ACTIVITY ..............................................         250,742            238,474
    Originations of loans held for sale .....................................     (10,582,438)        (5,045,572)
    Sale of and payments received from loans held for sale ..................       9,803,647          4,529,600
                                                                                -------------       ------------
      NET CASH USED IN OPERATING ACTIVITIES .................................        (528,049)          (277,498)

INVESTING ACTIVITIES
  Originations and advances funded for loans held for investment ............      (1,290,659)        (1,393,371)
  Payments received from and sales of loans held for investment .............       1,300,979          1,212,295
  Investment securities available for sale:
    Purchases ...............................................................             (16)          (350,001)
    Maturities or repayments ................................................             416            651,077
  Net purchases of FHLB stock ...............................................         (20,462)           (12,097)
  Cash contributions to discontinued insurance operations ...................               -             (6,625)
  Purchases of premises and equipment .......................................         (12,923)            (7,809)
                                                                                -------------       ------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ...................         (22,665)            93,469

FINANCING ACTIVITIES
  Deposits accepted, net of repayments ......................................         451,177            215,389
  FHLB repayments, net of advances ..........................................         212,000            375,000
  Extinguishment of Senior Notes ............................................         (29,574)           (49,247)
  Dividends paid ............................................................          (7,506)            (5,260)
  Stock options exercised ...................................................          11,602                462
  (Increase) decrease in deferred compensation plans ........................         (30,023)             2,229
                                                                                -------------       ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES .............................         607,676            538,573

Increase in cash and cash equivalents .......................................          56,962            354,544
  Cash and cash equivalents at beginning of period ..........................         835,651            236,376
                                                                                -------------       ------------
Cash and cash equivalents at end of period ..................................   $     892,613       $    590,920
                                                                                =============       ============

                 See notes to consolidated financial statements

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                  (UNAUDITED)



NOTE A: BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

     The accompanying consolidated financial statements include the accounts of Fremont General Corporation ("Fremont General") and its subsidiaries (together the "Company"), including the Company's principal operating subsidiary, Fremont Investment & Loan ("FIL"), a California chartered industrial bank which is engaged in commercial and residential real estate lending on a nationwide basis. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. The operating results for the three and six month periods ending June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.


NOTE B: LOANS HELD FOR SALE

     Loans held for sale consist solely of residential real estate loans (primarily first trust deeds, but also second trust deeds) which are aggregated prior to their sale and are carried at the lower of aggregate cost, net of deferred origination fees and costs, or estimated fair value. Estimated fair values are based upon current secondary market prices for loans with similar coupons, maturities and credit quality. A market valuation reserve is maintained for certain non-performing loans and other loans held for sale based upon the Company's estimate of expected losses. Provisions for the market valuation reserve are charged against gain on sale of loans. The following table details the loans held for sale as of the dates indicated (thousands of dollars):

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                  (UNAUDITED)


                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    2004           2003
                                                                                -----------     -----------

Loan principal balance:
  1st trust deeds ...........................................................   $ 4,105,069     $ 3,466,432
  2nd trust deeds ...........................................................       297,022         160,855
                                                                                -----------     -----------
                                                                                  4,402,091       3,627,287
Deferred origination costs, net of loan fees received .......................        59,999          50,067
                                                                                -----------     -----------
                                                                                  4,462,090       3,677,354
Less:  Market valuation reserve .............................................       (30,913)        (23,807)
                                                                                -----------     -----------
Loans held for sale - net ...................................................   $ 4,431,177     $ 3,653,547
                                                                                ===========     ===========

Loans held for sale on non-accrual status ...................................   $     7,128     $     6,253
                                                                                ===========     ===========


     Since most of the loans that are held for sale are sold within sixty days, the amount of loans held for sale that are classified as non-accrual or become real estate owned, is generally small. Loans held for sale may include loans repurchased from whole loan sale transactions and securitizations. In the ordinary course of business, as the loans held for sale are sold, the Company makes standard industry representation and warranties about the loans. The Company may have to subsequently repurchase certain loans due to defects that occurred in the origination of the loan. Such defects are categorized as documentation errors, underwriting errors, or fraud. In addition, the Company is generally required to repurchase loans that experience first payment defaults (and in limited cases, second payment defaults). If there are no such defects or early payment defaults, the Company has no commitment to repurchase loans sold. During the second quarter of 2004, a total of $20.2 million in loans were repurchased by the Company, as compared to $12.5 million in the second quarter of 2003. The Company estimates the expected losses that arise in connection with these repurchased loans and maintains a repurchase reserve, which is included in other liabilities and totaled $4.9 million and $3.4 million as of June 30, 2004 and December 31, 2003, respectively. Provisions for the repurchase reserve are charged against gain on sale of loans.

     The Company also maintains a reserve for premium recapture that represents the estimate of potential refunds of premiums received on completed loan sales, primarily due to early loan prepayments, that may occur under the provisions of the various agreements entered into for the sale of loans held for sale; this reserve totaled $6.7 million and $3.9 million as of June 30, 2004 and December 31, 2003, respectively, and is included in other liabilities.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                  (UNAUDITED)


NOTE C: LOANS HELD FOR INVESTMENT

     Loans held for investment consist of commercial and residential real estate loans and syndicated commercial loans. Commercial real estate loans, which are primarily variable rate (based upon six-month LIBOR and a margin), represent loans secured primarily by first mortgages on properties such as office, retail, industrial, lodging, multi-family and commercial mixed-use properties. The commercial real estate loans are comprised of permanent, bridge and construction loans of relatively short duration (rarely more than five years in length of term and typically shorter, such as two to three years). As of June 30, 2004, the Company had $1.55 billion in unfunded commitments for existing loans and $156.1 million in unfunded commitments for loans not yet booked. Due to the variability in the timing and extent to which these commitments are ultimately funded, these amounts should not generally be used as a basis for predicting future outstanding loan balances. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $97.9 million and $78.3 million as of June 30, 2004 and December 31, 2003, respectively. The Company's commercial real estate loans receivable include mezzanine loans (second mortgage loans, which are subordinate to the senior or first mortgage loans) in the amount of $40.4 million and $36.4 million as of June 30, 2004 and December 31, 2003, respectively. The interest rates charged by the Company on mezzanine loans are higher than the interest rates on the Company's senior or first mortgage loans; however, the mezzanine loans do carry the additional risk of a subordinated position in the borrowing entity's capital structure.

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

     The following tables further detail the net loans held for investment as of the dates indicated (thousands of dollars):

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                  (UNAUDITED)



                                                                                            JUNE 30, 2004
                                                                     -----------------------------------------------------------
                                                                                                      SYNDICATED
                                                                      COMMERCIAL     RESIDENTIAL     COMMERCIAL/
                                                                     REAL ESTATE     REAL ESTATE        OTHER           TOTAL
                                                                     -----------     -----------     -----------     -----------

Loans outstanding ................................................   $ 3,970,586     $   910,043     $     7,700     $ 4,888,329
Participations sold ..............................................       (97,863)              -               -         (97,863)
                                                                     -----------     -----------     -----------     -----------
Loans outstanding, net of participations sold ....................     3,872,723         910,043           7,700       4,790,466
Net deferred origination fees and costs ..........................       (32,030)          8,761            (104)        (23,373)
                                                                     -----------     -----------     -----------     -----------
Loans outstanding before allowance for loan losses ...............     3,840,693         918,804           7,596       4,767,093
Allowance for loan losses ........................................      (191,518)        (21,636)         (1,572)       (214,726)
                                                                     -----------     -----------     -----------     -----------
Loans held for investment - net ..................................   $ 3,649,175     $   897,168     $     6,024     $ 4,552,367
                                                                     ===========     ===========     ===========     ===========

                                                                                         DECEMBER 31, 2003
                                                                     -----------------------------------------------------------
                                                                                                      SYNDICATED
                                                                      COMMERCIAL     RESIDENTIAL     COMMERCIAL/
                                                                     REAL ESTATE     REAL ESTATE        OTHER           TOTAL
                                                                     -----------     -----------     -----------     -----------

Loans outstanding ................................................   $ 4,093,313     $   789,951     $    11,472     $ 4,894,736
Participations sold ..............................................       (78,290)              -               -         (78,290)
                                                                     -----------     -----------     -----------     -----------
Loans outstanding, net of participations sold ....................     4,015,023         789,951          11,472       4,816,446
Net deferred origination fees and costs ..........................       (33,101)          7,770            (105)        (25,436)
                                                                     -----------     -----------     -----------     -----------
Loans outstanding before allowance for loan losses ...............     3,981,922         797,721          11,367       4,791,010
Allowance for loan losses ........................................      (195,000)        (15,607)         (2,984)       (213,591)
                                                                     -----------     -----------     -----------     -----------
Loans held for investment - net ..................................   $ 3,786,922     $   782,114     $     8,383     $ 4,577,419
                                                                     ===========     ===========     ===========     ===========

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


                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 JUNE 30,                     JUNE 30,
                                                         -----------------------    --------------------------
                                                            2004          2003         2004            2003
                                                         ---------     ---------     ---------       ---------
                                                                        (THOUSANDS OF DOLLARS)

Balance - beginning of period ........................   $ 220,816     $ 175,162     $ 213,591       $ 161,190
Provision for loan losses ............................         146        27,609        16,545          50,529
Recoveries ...........................................         152            88           374             131
Charge-offs ..........................................      (6,388)      (11,754)      (15,784)        (20,745)
                                                         ---------     ---------     ---------       ---------
Balance - end of period ..............................   $ 214,726     $ 191,105     $ 214,726       $ 191,105
                                                         =========     =========     =========       =========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                  (UNAUDITED)


     In addition to its allowance for loan losses, the Company maintains an allowance for unfunded commercial real estate loan commitments on existing loans and, to a lesser degree, loans not yet funded; this allowance totaled $5.9 million and $5.7 million as of June 30, 2004 and December 31, 2003, respectively, and is included in other liabilities.

     In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms (typically a reduction of the interest rate charged), the loan is classified as a restructured (accruing) loan if the loan is performing in accordance with the agreed upon modified loan terms and projected cash proceeds are deemed sufficient to repay both principal and interest. As of June 30, 2004, commercial real estate loans totaling $33.0 million were included in accrual status that had been modified during the second quarter of 2004 in connection with debt restructurings. At June 30, 2003, commercial real estate loans totaling $37.0 million were included in accrual status that had been modified during the second quarter of 2003 in connection with debt restructurings.


NOTE D: RESIDUAL INTERESTS IN SECURITIZED LOANS AND MORTGAGE SERVICING RIGHTS

     Residual interests in loan securitizations are recorded on each transaction as a result of the sale of residential real estate loans through a securitization transaction and the subsequent issuance of net interest margin securities ("NIMs") to monetize the residual interest from the original securitization transaction. In 1999, the Company securitized $1.41 billion of its residential real estate loans (in three separate transactions and without the utilization of NIMs); the residual interests in loan securitizations from the 1999 transactions were all sold during the first quarter of 2003 resulting in a pre-tax gain of $17.5 million. The following table reflects the activity of the residual interests in loan securitizations.

                                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                             JUNE 30,                 JUNE 30,
                                                                        ------------------     ---------------------
                                                                          2004        2003       2004         2003
                                                                        --------     -----     --------     --------
                                                                                   (THOUSANDS OF DOLLARS)

Beginning balance at fair value .....................................   $ 13,741     $   -     $  6,530     $ 22,749
Sale of residual interests from 1999 transactions ...................          -         -            -      (22,749)
Additions of residual interests .....................................      1,574         -        4,593            -
Accretion of interest ...............................................        948         -        1,594            -
Cash received .......................................................          -         -            -            -
Adjustments to fair value ...........................................     (4,124)        -         (578)           -
                                                                        -------      -----     --------     --------
Ending balance at fair value ........................................   $ 12,139     $   -     $ 12,139     $      -
                                                                        ========     =====     ========     ========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                  (UNAUDITED)


     Loans sold through securitization transactions are sold by the Company on a non-recourse basis to off-balance sheet securitization qualified special purpose entities ("QSPEs"), except for representations and warranties customary within the mortgage banking industry. In a NIM transaction, the residual interest from the original securitization transaction is sold to a QSPE, which issues interest-bearing asset-backed securities. The net proceeds from the sale of the securities, along with a residual interest certificate that is subordinate to the issued securities, represents the consideration received by the Company. The Company allocates its basis in the mortgage loans and residuals between the portion of the mortgage loans and the residuals sold through the NIM transaction and the residuals retained based on the relative fair values of those portions on the date of sale. The residual interest certificate retained from a NIM transaction is subordinate to the NIM securities issued until the NIM securities are paid in full. The residuals retained from the NIM transactions are classified as "available-for-sale" securities and are measured at fair value; any unrealized gains or losses, net of deferred taxes, are reported as accumulated other comprehensive income, which is a separate component of stockholders' equity. The Company's only ownership interest is reflected in the retained residual interests from the NIM transactions of $12.1 million as detailed below. A summary of the loans securitized and the related retained residual interests is as follows:


                                                 AS OF JUNE 30, 2004
                                            -----------------------------
                             LOAN
                          PRINCIPAL             LOAN           RESIDUAL
                          ORIGINALLY         PRINCIPAL        INTERESTS
                         SECURITIZED        OUTSTANDING     AT FAIR VALUE
                         -----------        -----------     -------------
                                     (THOUSANDS OF DOLLARS)

       2003-A ........   $   561,577        $   454,401     $       3,296
       2003-B ........       618,904            543,835             3,632
       2004-A ........       834,554            779,797             3,430
       2004-B ........       790,126            777,381             1,781
                         -----------        -----------     -------------
                         $ 2,805,161        $ 2,555,414     $      12,139
                         ===========        ===========     =============


     The Company determines the estimated fair values of the residuals retained from the NIM transactions by discounting the expected net cash flows to be received utilizing the cash-out method and a 20% discount rate, which management believes is commensurate with the risks involved. The Company uses the forward LIBOR curve for estimating interest rates on adjustable rate loans and utilizes the following other key assumptions as indicated for each separate residual interest as of June 30, 2004:

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                  (UNAUDITED)



                                                                     FREMONT HOME LOAN NIM TRUST
                                                             2003-A      2003-B      2004-A      2004-B
                                                             ------      ------      ------      ------

Weighted-average life (years) ...........................      1.64         1.56       1.45        1.57
Weighted-average prepayment speed (CPR) .................      46.1%        45.0%      44.0%       40.5%
Expected cumulative credit losses .......................       4.8%         4.5%       4.7%        4.8%
Weighted-average coupon - current .......................      7.36%        7.22%      7.62%       7.08%



     For each of the above loan securitization transactions, the Company services the underlying loans and receives compensation for doing so. As the servicer for each securitization, the Company is required to make certain reimbursable advances to the securitization QSPE on specific loans it is servicing, to the extent such advances are deemed collectible by the Company from collections related to the individual loan. The total amount outstanding of such servicing advances was $2.4 million and $720,000 at June 30, 2004 and December 31, 2003, respectively.

     The following table summarizes the activity in the Company's mortgage servicing rights asset; as a result of higher than expected pre-payment rates on the loans serviced, a provision of $2.5 million was made during the second quarter of 2004 to establish a valuation allowance for impairment. The estimated fair value of the Company's mortgage servicing rights at June 30, 2004 was $12.7 million. There were no mortgage servicing rights in the first six months of 2003 (in thousands of dollars):



                                                                                THREE MONTHS     SIX MONTHS
                                                                                   ENDED           ENDED
                                                                                  JUNE 30,        JUNE 30,
                                                                                    2004            2004
                                                                                ------------     ----------

Beginning balance ...........................................................   $     11,438     $    6,898
Additions from securitization transactions ..................................          5,808         11,718
Amortization ................................................................         (2,037)        (3,407)
                                                                                ------------     ----------
Balance before valuation allowance ..........................................         15,209         15,209
Valuation allowance .........................................................         (2,477)        (2,477)
                                                                                ------------     ----------
Mortgage servicing rights - net .............................................   $     12,732     $   12,732
                                                                                ============     ==========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                  (UNAUDITED)



NOTE E: DEBT - FREMONT GENERAL CORPORATION

     The debt of the holding company, Fremont General Corporation ("FGC"), is detailed in the following table; none of the debt of FGC is guaranteed by FIL:


                                                                                      JUNE 30,     DECEMBER 31,
                                                                                        2004          2003
                                                                                     ---------     -----------
                                                                                       (THOUSANDS OF DOLLARS)

Senior Notes due 2004, less discount  (2003 - $8) .................................  $       -     $    22,377
Senior Notes due 2009, less discount  (2004 - $1,489; 2003 - $1,713) ..............    181,961         188,987
Liquid Yield Option Notes due 2013, less discount (2004 - $373; 2003 - $416) ......        627             654
Junior Subordinated Debentures / Preferred Securities .............................    103,093         100,000
                                                                                     ---------     -----------
                                                                                     $ 285,681     $   312,018
                                                                                     =========     ===========

     In 1996, Fremont General Financing I, a statutory business trust (the "Trust") and consolidated wholly-owned subsidiary of Fremont, sold $100 million of 9% Trust Originated Preferred SecuritiesSM ("the Preferred Securities") in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. The proceeds of $103.1 million related to the sale of the Preferred Securities were invested in 9% Junior Subordinated Debentures of Fremont ("the Junior Subordinated Debentures"). The Junior Subordinated Debentures are the sole asset of the Trust.

     The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") for its March 31, 2004 financial statements. Pursuant to the standard, the Trust is no longer consolidated in the Company's financial statements. The $103.1 million of Junior Subordinated Debentures represents the liability to the Trust. The adoption of FIN 46 had no material impact on the Company's financial position or results of operations.


NOTE F: DEPOSITS, FHLB ADVANCES AND WAREHOUSE LINES OF CREDIT - FREMONT
        INVESTMENT & LOAN

     FIL utilizes the issuance of deposits, which are insured up to certain limits by the Federal Deposit Insurance Corporation ("FDIC"), Federal Home Loan Bank ("FHLB") advances and warehouse lines of credit in funding its operations.

     Certificates of deposit as of June 30, 2004 are detailed by maturity and rates as follows (thousands of dollars, except percents):

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                  (UNAUDITED)


                                      MATURING BY        WEIGHTED
                    AMOUNT             JUNE 30,       AVERAGE RATE
                  -----------         -----------     ------------

                  $ 5,026,700            2005                1.93%
                      212,038            2006                3.91%
                          506            2007                2.02%
                        2,406            2008                4.98%
                       49,523            2009                5.83%
                  -----------                         -----------
                  $ 5,291,173                                2.05%
                  ===========                         ===========


     Of the total certificates of deposit outstanding at June 30, 2004, $2.15 billion were obtained through brokers.

     The FHLB advances are collateralized by loans pledged to the FHLB. As of June 30, 2004, a total of $3.82 billion in loans were pledged to the FHLB, primarily residential real estate loans. The following table details the amounts due the FHLB as of June 30, 2004 by maturities and rates (thousands of dollars, except percents):


                        MATURING BY        WEIGHTED
         AMOUNT           JUNE 30,       AVERAGE RATE
      -----------       -----------      ------------

      $ 1,305,000           2005                1.81%
          557,000           2006                1.93%
      -----------                        ------------
      $ 1,862,000                               1.85%
      ===========                        ============

     During 2003, FIL established three separate warehouse lines of credit to facilitate the funding of residential real estate loans prior to their sale or securitization. The total funding capacity available at June 30, 2004 under the three facilities was $1.5 billion, of which $750 million was committed. There were no amounts outstanding at June 30, 2004. Borrowings under each of the facilities are secured by loans held for sale as pledged by FIL. Each of the facilities is subject to certain conditions, including but not limited to financial and other covenants including the maintenance of certain capital and liquidity levels. At June 30, 2004, the Company was in compliance with all financial and other covenants.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                  (UNAUDITED)


NOTE G: INCOME TAXES

     The major components of income tax expense (benefit) are summarized in the following table:


                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                   JUNE 30,
                                                           ---------------------      -----------------------
                                                             2004         2003           2004         2003
                                                           --------     --------      ---------     ---------
                                                                        (THOUSANDS OF DOLLARS)

Federal:
  Current ..............................................   $ 36,006     $      -      $  78,361      $ (4,005)
  Deferred .............................................     15,272       25,865         20,957        52,785
                                                           --------     --------      ---------      --------
                                                             51,278       25,865         99,318        48,780
                                                           --------     --------      ---------      --------
State:
  Current ..............................................     12,682        8,189         24,611        18,826
  Deferred .............................................      3,711       (1,256)         2,772        (5,558)
                                                           --------     --------      ---------      --------
                                                             16,393        6,933         27,383        13,268
                                                           --------     --------      ---------      --------
Income tax expense .....................................   $ 67,671     $ 32,798      $ 126,701      $ 62,048
                                                           ========     ========      =========      ========

     The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company's deferred tax assets are summarized in the following table:

                                                                                 JUNE 30,      DECEMBER 31,
                                                                                   2004            2003
                                                                                ---------      -----------
                                                                                  (THOUSANDS OF DOLLARS)

Deferred tax assets:
  Mark-to-market on loans held for sale ....................................    $ 120,235      $   124,255
  Allowance for loan losses ................................................       94,052           94,614
  State income and franchise taxes .........................................        9,207           18,661
  Discontinued operations ..................................................       13,654           13,654
  Employee benefit expenses ................................................       13,156           12,100
  Other, net ...............................................................          326           (1,214)
                                                                                ---------      -----------
    Total deferred tax assets ..............................................      250,630          262,070

Deferred tax liabilities:
  Net deferred loan origination costs ......................................      (74,624)         (65,832)
  Originated mortgage servicing rights .....................................       (6,470)          (2,934)
                                                                                ---------      -----------
    Total deferred tax liabilities .........................................      (81,094)         (68,766)
                                                                                ---------      -----------
Net deferred tax asset .....................................................    $ 169,536      $   193,304
                                                                                =========      ===========

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


NOTE H: DISCONTINUED INSURANCE OPERATIONS IN REGULATORY LIQUIDATION

     In December 2002, the Company accrued a charge by setting up a liability for the maximum amount of its potential future cash contributions to its discontinued workers' compensation insurance subsidiary, Fremont Indemnity Company ("Fremont Indemnity"). These future contributions included both mandatory and contingent cash contributions as per the July 2, 2002 Letter Agreement of Run-Off and Regulatory Oversight between the California Department of Insurance, Fremont General and Fremont Indemnity (the "Agreement"). At December 31, 2002, the total amount of these future potential cash contributions was $79.5 million, payable ratably at $13.25 million annually over a period of six years.

     The Insurance Commissioner of the State of California sought, and was granted, an order of conservation over Fremont Indemnity by the Superior Court of the State of California for the County of Los Angeles on June 4, 2003. The conservation order incorporates the Agreement and also provides that nothing in the order is intended to modify any of the provisions of the Agreement. The Insurance Commissioner of the State of California further sought, and was granted, an order of liquidation over Fremont Indemnity by the Superior Court of the State of California for the County of Los Angeles on July 2, 2003. Pursuant to the provisions of the Agreement, the granting of an order of conservation and/or liquidation prior to March 1, 2004 extinguishes the obligation of Fremont General to provide any further cash contributions to Fremont Indemnity and, as a result, during the second quarter of 2003, Fremont General recognized a net of tax gain of $44.3 million from the reversal of this liability for potential future cash contributions to Fremont Indemnity. The gain was based upon the reversal of the total maximum amount of cash contributions of $72.9 million that remained as of June 4, 2003.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                  (UNAUDITED)


NOTE I:  COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ACTIVITIES

     The Company is a defendant in a number of legal actions arising in the ordinary course of business and from the discontinuance of the insurance operations. Management and its legal counsel are of the opinion that the settlement of these actions, individually or in the aggregate, will not have a material effect on the Company's business, financial position or results of operations.

     On June 2, 2004, the State of California Insurance Commissioner John Garamendi, as statutory liquidator of Fremont Indemnity, filed suit in Los Angeles Superior Court against Fremont General alleging improper utilization by Fremont General of certain net operating loss deductions allegedly belonging to its Fremont Indemnity subsidiary. The Complaint involves issues that Fremont General considers were resolved in the Agreement between the California Department of Insurance, Fremont Indemnity and Fremont General. The Agreement, dated July 2, 2002, was executed on behalf of the California Department of Insurance by the Honorable Harry Low, the State of California Insurance Commissioner at that time. Fremont General has honored its obligations under the Agreement, and will continue to do so. Fremont General intends to vigorously defend itself and believes that the complaint mischaracterizes the terms of the Agreement and lacks merit.

     At June 30, 2004, the Company had a pipeline of loans in process of approximately $1.91 billion in new residential real estate loans, generally subject to the potential borrower meeting the conditions of the loan approval. The Company conditionally quotes interest rates to potential borrowers, which are then subject to adjustment by the Company if any such conditions are not satisfied. Since the Company generally funds the loans at the rates conditionally approved, the quotes are considered to constitute interest rate locks. These interest rate lock commitments, which generally are for 30 days, are treated as derivatives and are marked to estimated fair value and changes are recorded as a component of gain on the sale of residential real estate loans. Fair value is estimated based upon the change in the estimated fair value of underlying mortgage loans, adjusted for the expected impact of loans not funding within the initial terms. The change is measured from the date of interest rate lock, therefore at the time of issuance; the value of interest rate lock is zero. Subsequently, the interest rate lock value can be positive or negative.

     The Company also enters into commitments to sell residential real estate loans to third party investors in whole loan sale transactions. As of June 30, 2004, the Company had approximately $4.05 billion in commitments to sell at variable rates and terms. These forward sale commitments are recorded at estimated fair value and changes in value are reported as a component of gain on the sale of residential real estate loans.

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

     As of June 30, 2004, the estimated fair values of the Company's derivatives were as follows (included in other assets in the consolidated balance sheets):

                                                                       ESIMATED
                                                                      FAIR VALUE
                                                                      ----------
                                                                      (THOUSANDS
                                                                      OF DOLLARS)

Interest rate cap contract ........................................   $   11,558
Forward sales commitments .........................................        2,491
Interest rate lock commitments ....................................        1,420
                                                                      ----------
                                                                      $   15,469
                                                                      ==========

     At June 30, 2004, the Company had total loan commitments of $1.71 billion related to commercial real estate loans pending funding or advances under existing loan agreements. While commitment amounts are useful for period-to-period comparisons, caution should be used in attempting to use commitments as a basis for predicting future outstanding balances.


NOTE J: INDUSTRIAL BANK REGULATORY CAPITAL

     FIL is subject to various regulatory capital requirements under California and Federal regulations. Failure to meet minimum capital requirements can result in regulatory agencies initiating certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FIL must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. FIL's capital amounts, requirements and classifications are also subject to qualitative judgments by its regulators about components, risk weightings and other factors. Banking institutions that are experiencing or anticipating significant growth are generally expected to maintain capital ratios above minimum levels.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                  (UNAUDITED)


     As of June 30, 2004, FIL's regulatory capital exceeded all minimum requirements to which it is subject and the most recent notification from the FDIC categorized FIL as "well-capitalized". To be categorized as "well-capitalized", the institution must maintain a total risk-based capital as set forth in the following table and not be subject to a capital directive order. There have been no conditions or events since that notification that management believes have changed FIL's categorization as "well-capitalized". The FDIC and FIL, however, have agreed that FIL will maintain a Tier 1 Leverage Ratio of at least 8.5%. As of June 30, 2004, FIL's Tier 1 Leverage Ratio was 10.28%. Management does not anticipate any difficulties in maintaining a Tier 1 Leverage Ratio of at least 8.5%. FIL's actual regulatory amounts and related ratios are detailed in the table below.

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

                                                                    JUNE 30, 2004
                                                    --------------------------------------------
                                                      MINIMUM             ACTUAL       ACTUAL
                                                    REQUIRED (1)          RATIO        AMOUNT
                                                    -----------          -------     -----------
                                                      (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)



Tier 1 Leverage Capital ........................          5.00%            10.28%    $ 1,030,711
Risk-Based Capital:
       Tier 1 ..................................          6.00%            14.15%    $ 1,030,711
       Total ...................................         10.00%            15.44%    $ 1,124,605

                                                                  DECEMBER 31, 2003
                                                    --------------------------------------------
                                                      MINIMUM             ACTUAL       ACTUAL
                                                    REQUIRED (1)          RATIO        AMOUNT
                                                    -----------          -------     -----------
                                                      (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Tier 1 Leverage Capital ........................           5.00%            9.54%    $   831,811
Risk-Based Capital:
       Tier 1 ..................................           6.00%           12.57%    $   831,811
       Total ...................................          10.00%           13.85%    $   916,887




(1) Standard regulatory minimum required to qualify as "well-capitalized".

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                  (UNAUDITED)


NOTE K: TOTAL COMPREHENSIVE INCOME

     The components of total comprehensive income are summarized in the following table:

                                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                        JUNE 30,                    JUNE 30,
                                                                               -----------------------      ------------------------
                                                                                  2004          2003           2004          2003
                                                                                --------     ---------      ---------     ----------
                                                                                              (THOUSANDS OF DOLLARS)

Net income .................................................................    $ 95,378      $ 91,095      $ 178,041     $ 132,671
Other comprehensive income (loss):
  Net change in unrealized gains during the period:
    Residual interests in securitized loans ................................      (4,124)            -           (578)            -
    Investment securities ..................................................         (26)            1            (41)          (40)
                                                                                --------      --------      ---------     ---------
                                                                                  (4,150)            1           (619)          (40)
  Less deferred income tax expense (benefit) ...............................      (1,660)            1           (248)          (17)
                                                                                --------      --------      ---------     ---------
    Other comprehensive income (loss) ......................................      (2,490)            -           (371)          (23)
                                                                                --------      --------      ---------     ---------
Total comprehensive income .................................................    $ 92,888      $ 91,095      $ 177,670     $ 132,648
                                                                                ========      ========      =========     =========


NOTE L: OPERATIONS BY REPORTABLE SEGMENT

     The Company's business is currently engaged in four reportable segments: commercial real estate; residential real estate; syndicated commercial and retail banking. Additionally, there are certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, that are not allocated to the reportable segments.

     The following data for the three and six months ended June 30, 2004 and 2003 provide certain information related to the reportable segment disclosure. Intersegment eliminations relate to the credit allocated to retail banking for operating funds provided to the other three reportable segments.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                  (UNAUDITED)

                                         COMMERCIAL  RESIDENTIAL   SYNDICATED    RETAIL                 INTERSEGMENT        TOTAL
                                        REAL ESTATE  REAL ESTATE   COMMERCIAL   BANKING       OTHER     ELIMINATIONS    CONSOLIDATED
                                        -----------  -----------   ----------   --------    ---------   ------------    ------------
                                                                         (THOUSANDS OF DOLLARS)

Three months ended June 30, 2004
  Total revenues ....................   $    77,170  $   228,556   $       78   $ 40,961    $   1,844   $    (40,943)   $    307,666
  Net interest income ...............        50,472       68,340           26      5,920       (3,353)             -         121,405
  Income before income taxes ........        43,181      149,003         (582)         -      (28,553)             -         163,049

Three months ended June 30, 2003
  Total revenues ....................   $    77,060  $   124,896   $      624   $ 35,345    $   2,645   $    (35,087)   $    205,483
  Net interest income ...............        49,155       33,833          (12)     4,175       (5,415)             -          81,736
  Income before income taxes ........        15,846       80,821        1,912         (2)     (18,992)             -          79,585

Six months ended June 30, 2004
  Total revenues ....................   $   154,694  $   446,564   $       78   $ 81,085    $   6,897   $    (80,946)   $    608,372
  Net interest income ...............       102,983      132,374          (34)    10,888       (7,243)             -         238,968
  Income before income taxes ........        71,872      282,128          251          -      (49,509)             -         304,742

Six months ended June 30, 2003
  Total revenues ....................   $   152,760  $   246,271   $      635   $ 73,300    $   5,244   $    (72,894)   $    405,316
  Net interest income ...............        96,453       62,763         (180)     8,611      (10,706)             -         156,941
  Income before income taxes ........        26,163      158,506        4,142        (94)     (38,306)             -         150,411


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                  (UNAUDITED)


 NOTE M: EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                JUNE 30,                 JUNE 30,
                                                                        ---------------------     ---------------------
                                                                          2004         2003         2004         2003
                                                                        --------     --------     ---------    --------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income from continuing operations
  (numerator for basic earnings per share) ..........................   $ 95,378     $ 46,787     $ 178,041    $ 88,363
Effect of dilutive securities:
  LYONs .............................................................          5           24            10          47
                                                                        --------     --------     ---------    --------
Net income from continuing operations available to common
  stockholders after assumed conversions (numerator for
  diluted earnings per share) .......................................   $ 95,383     $ 46,811     $ 178,051    $ 88,410
                                                                        ========     ========     =========    ========


Weighted-average shares (denominator for basic earnings per
  share) ............................................................     72,027       70,126        71,632      69,547
Effect of dilutive securities using the treasury stock method for restricted stock and stock options:
    Restricted stock ................................................      1,371        1,036         1,357         519
    LYONs ...........................................................         40          205            40         205
    Stock options ...................................................        129           51           129          13
                                                                        --------     --------     ---------    --------
Dilutive potential common shares ....................................      1,540        1,292         1,526         737
                                                                        --------     --------     ---------    --------
Adjusted weighted-average shares and assumed conversions
  (denominator for diluted earnings per share..) ....................     73,567       71,418        73,158      70,284
                                                                        ========     ========     =========    ========

Basic earnings per share from continuing operations .................   $   1.32     $   0.67     $    2.49    $   1.27
                                                                        ========     ========     =========    ========

Diluted earnings per share from continuing operations ...............   $   1.30     $   0.66     $    2.43    $   1.26
                                                                        ========     ========     =========    ========


NOTE N: NEW ACCOUNTING STANDARDS

     On March 9, 2004, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 "Application of Accounting Principles to Loan Commitments" ("SAB 105"). This bulletin summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The provisions of SAB 105 are applicable to loan commitments accounted for as derivatives and entered into subsequent to April 1, 2004. Under SAB 105, it is determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. The application of the accounting described in SAB 105 did not have a material impact on the Company's financial position or results of operations as the Company did not recognize any revenue at the inception of the rate lock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This report may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and the currently reported results are based upon the current expectations and beliefs of Fremont General Corporation ("Fremont") and its subsidiaries (combined "the Company") concerning future developments and their potential effects upon the Company. These statements and the Company's results reported herein are not guarantees of future performance or results and there can be no assurance that actual developments and economic performance will be as anticipated by the Company. Actual developments and/or results may differ significantly and adversely from the Company's expected or currently reported results as a result of significant risks, uncertainties and factors beyond the Company's control (as well as the various assumptions utilized in determining the Company's expectations) which include, but are not limited to, the following:

     o the variability of general and specific economic conditions and trends, including changes in, and the level of, interest rates;

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


OVERVIEW
--------

     Fremont General Corporation ("Fremont General" or when combined with its subsidiaries "the Company") is a holding company which is engaged in lending operations through its wholly-owned subsidiary, Fremont Investment & Loan ("FIL"). FIL is a California state-chartered industrial bank. Fremont General is not a "bank holding company" as defined for regulatory purposes.

     FIL has two primary lending operations, commercial and residential real estate, both of which are done on a nationwide basis. FIL's commercial real estate lending operation encompasses nine regional offices and, as of June 30, 2004, had loans outstanding in 41 states. The residential real estate lending platform originated loans from 45 states through its five regional loan production centers during the second quarter of 2004. FIL funds its operations primarily through deposit accounts sourced in California that are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation ("FDIC"), and to a lesser extent, advances from the Federal Home Loan Bank of San Francisco ("FHLB"). As such, FIL is regulated by the FDIC and the Department of Financial Institutions of the state of California ("DFI").

     FIL's commercial real estate lending operation provides first mortgage financing on various types of income producing properties. The loans that FIL originates are substantially all held for investment, with some loans participated out to reduce credit limit exposures. Loans are originated through broker and borrower relationships and the borrowers are typically mid-size developers and owners seeking a loan structure that provides limited recourse and is short-term, providing bridge or construction financing for comprehensive construction, renovation, repositioning and lease-up of existing or new properties. To manage the credit risk involved in this lending, FIL is focused on the value and quality of the collateral and the quality and experience of the parties with whom it does business with. The size of loan commitments originated generally range from $5 million to $50 million, with some loans for larger amounts.

     FIL's residential real estate lending operation originates first, and to a lesser degree, second mortgage loans on wholesale basis through a network of independent mortgage brokers. FIL offers mortgage products that are designed for borrowers who do not generally satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders, such as Fannie Mae and Freddie Mac and are commonly referred to as non-prime or sub-prime. These borrowers generally have considerable equity in the properties securing their loans, but have impaired or limited credit profiles or higher debt-to-income ratios than conventional mortgage lenders allow. The borrowers also include individuals who, due to self-employment or other circumstances, have difficulty documenting their income through conventional means. FIL seeks to mitigate its exposure to credit risk through underwriting standards that strive to ensure appropriate loan to collateral valuations. Substantially all of the loans that

FIL originates are either sold in whole loan sales to various financial institutions, or to a lesser extent, securitized and sold to various investors.

     The principal market risk the Company faces is interest rate risk, which is the risk that the valuation of the Company's interest sensitive loans and liabilities and its net interest income will change due to changes in interest rates. The Company endeavors to mitigate this risk by attempting to match the rate reset (or repricing) characteristics of its assets with its liabilities. The Company also utilizes forward loan sale commitments to hedge its residential mortgage loan pipeline and loans held for sale, as well as interest rate caps to hedge execution of its securitization transactions. The objective of our interest rate risk management activities is to reduce the volatility in income caused by changes in interest rates; however, the mortgage banking industry is inherently subject to income volatility due to the effect of interest rate variations on loan production volume, premiums realized on loan sales and securitizations, and loan pre-payment patterns, which in turn effects the valuation of the Company's residual interests and mortgage servicing rights, as well as the amount of loan servicing income realized.

     The Company's two operating lines of business are designed to be somewhat counter-cyclical and to provide balance in varying economic cycles; however, both of the Company's operating businesses are influenced by the overall condition of the economy, in particular the interest rate environment and, as a result, experience cyclicality in volume, loan losses and earnings. The Company strives to manage its operations so as to optimize operational efficiency and to maintain risks within acceptable parameters. The Company's lending operations generate income as follows:

     o Commercial real estate loans, which are held for investment, generate net interest income on the difference between the rates charged on the loans and the cost of borrowed funds. An allowance for loan losses is maintained through provisions (expense) that are recognized in the consolidated statements of income.

     o Almost all of the residential real estate loans originated are sold for varying levels of gain through whole loan sales to other financial institutions, and to a lesser degree, to various investors through securitization transactions. A certain amount of residential real estate loans are also held for investment which generates net interest income.

     This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented under Item 1, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's accounting policies are essential to understanding the management's discussion and analysis of operations and financial condition. The Company has identified three accounting policies as being critical because they require more significant judgments and estimates about matters that may differ from the estimates determined under different assumptions or conditions. These critical accounting policies relate to the gain on whole loan sales and securitizations, allowance for loan losses and income taxes. The critical accounting policies and estimates are further discussed in the Management's Discussion and Analysis in the Annual Report on Form 10-K for the year ended December 31, 2003.


RESULTS OF OPERATIONS

     The Company reported net income from continuing operations of $95,378,000 for the second quarter of 2004. This is compared to net income from continuing operations of $46,787,000 for the second quarter of 2003. For the first six months of 2004, net income from continuing operations totaled $178,041,000, as compared to $88,363,000 for the first six months of 2003.

     The Company reported income before taxes of $163,049,000 for the second quarter of 2004 as compared to $79,585,000 for the second quarter of 2003. For the first six months of 2004, income before taxes totaled $304,742,000, as compared to $150,411,000 for the first six months of 2003. The increase in income before taxes for the second quarter and first six months of 2004 represents increases of 105% and 103%, respectively, over the results for the second quarter and first six months of 2003, and is primarily a result of increased levels of net interest income and net gain on the sale of residential real estate loans, and a lower provision for loan losses, offset by an increase in non-interest expenses. The increases in the gain on sale of residential real estate loans and non-interest expenses are both a result of significantly higher levels of residential real estate loan origination volumes.


NET INTEREST INCOME

     The following tables identify the consolidated interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins, as well as an analysis of changes in net interest income due to volume and rate changes, for the second quarter and first six months of 2004 and 2003:

                                                                              THREE MONTHS ENDED JUNE 30,
                                                    -------------------------------------------------------------------------------
                                                                   2004                                         2003
                                                    ------------------------------------         ----------------------------------
                                                       AVERAGE                     YIELD/           AVERAGE                  YIELD/
                                                       BALANCE        INTEREST      COST            BALANCE      INTEREST     COST
                                                    ------------     ---------     -----         -----------     ---------   ------
                                                                            (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (1):
  Commercial real estate loans ...................  $  3,937,043     $  73,087      7.47%        $ 3,845,668     $  74,379     7.76%
  Residential real estate loans (2) ..............     5,639,187        95,090      6.78%          2,656,244        49,922     7.54%
  Syndicated commercial loans ....................         4,464            78      7.03%             12,031            88     2.93%
  Residual interests in securitized loans ........        10,077           948     37.84%                  -             -        -
  Cash equivalents and investment securities .....       412,866         1,826      1.78%            235,121         1,289     2.20%
                                                    ------------     ---------     -----         -----------     ---------    -----
    Total interest-earning assets ................  $ 10,003,637     $ 171,029      6.88%        $ 6,749,064     $ 125,678     7.47%
                                                    ============     =========     =====         ===========     =========    =====


Interest-bearing liabilities:
  Time deposits ..................................  $  5,202,471     $  26,433      2.04%        $ 3,572,867     $  24,197     2.72%
  Savings deposits ...............................     1,780,940         8,590      1.94%          1,356,177         6,716     1.99%
  FHLB advances ..................................     1,864,626         8,331      1.80%          1,005,505         5,988     2.39%
  Warehouse lines of credit ......................             -           125         -                   -             -        -
  Senior notes due 2004 ..........................             -             -         -              37,220           794     8.53%
  Senior notes due 2009 ..........................       186,716         3,765      8.07%            190,700         3,837     8.05%
  LYONs ..........................................           646             8      4.98%              3,148            40     5.10%
  Junior subordinated debentures/preferred
    securities ...................................       103,093         2,320      9.00%            100,000         2,250     9.00%
  Other ..........................................        10,272            52      2.04%             41,737           120     1.15%
                                                    ------------     ---------     -----         -----------     ---------   ------
    Total interest-bearing liabilities ...........  $  9,148,764     $  49,624      2.18%        $ 6,307,354     $  43,942     2.79%
                                                    ============     =========     =====         ===========     =========   ======

Net interest income ..............................                   $ 121,405                                   $  81,736
                                                                     =========                                   =========

Percent of average interest-earning assets:
  Interest income ................................                                  6.88%                                      7.47%
  Interest expense ...............................                                  2.00%                                      2.61%
                                                                                   -----                                      -----
  Net interest margin ............................                                  4.88%                                      4.86%
                                                                                   =====                                      =====

(1)  Average loan balances include non-accrual loan balances.
(2)  Includes loans held for sale and other.

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                    --------------------------------------------------------------------------------
                                                                      2004                                     2003
                                                    ---------------------------------------     ------------------------------------
                                                      AVERAGE                      YIELD/          AVERAGE                   YIELD/
                                                      BALANCE        INTEREST      COST            BALANCE        INTEREST    COST
                                                    -----------      --------      -----        ------------     ---------   ------
                                                                           (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (1):
  Commercial real estate loans ...................  $ 3,973,393      $ 149,391      7.56%        $ 3,797,428     $ 148,353     7.88%
  Residential real estate loans (2) ..............    5,357,741        183,289      6.88%          2,481,925        94,573     7.68%
  Syndicated commercial loans ....................        5,206             78      3.01%             17,174            99     1.16%
  Residual interests in securitized loans ........        8,954          1,594     35.80%                  -             -        -
  Cash equivalents and investment securities .....      388,318          3,384      1.75%            241,370         3,786     3.16%
                                                    -----------      ---------     -----         -----------     ---------   -------
     Total interest-earning assets ...............  $ 9,733,612      $ 337,736      6.98%        $ 6,537,897     $ 246,811     7.61%
                                                    ===========      =========     =====         ===========     =========   =======

Interest-bearing liabilities:
  Time deposits ..................................  $ 5,196,973      $  53,185      2.06%        $ 3,615,442     $  50,703     2.83%
  Savings deposits ...............................    1,759,686         16,873      1.93%          1,284,870        13,581     2.13%
  FHLB advances ..................................    1,690,698         15,748      1.87%            863,713        10,835     2.53%
  Warehouse lines of credit ......................            -            250          -                  -             -         -
  Senior notes due 2004 ..........................        9,471            372      7.86%             52,854         2,150     8.14%
  Senior notes due 2009 ..........................      188,708          7,601      8.06%            190,700         7,674     8.05%
  LYONs ..........................................          650             17      5.26%              3,128            79     5.09%
  Junior subordinated debentures/preferred
    securities ...................................      103,093          4,639      9.00%            100,000         4,500     9.00%
  Other ..........................................        8,310             83      2.01%             60,204           348     1.17%
                                                    -----------      ---------     -----        ------------     ---------   -------
     Total interest-bearing liabilities ...         $ 8,957,589      $  98,768      2.22%       $  6,170,911     $  89,870     2.94%
                                                    ===========      =========     =====        ============     =========   =======

Net interest income ..............................                   $ 238,968                                   $ 156,941
                                                                     =========                                   =========

Percent of average interest-earning assets:
  Interest income ................................                                  6.98%                                      7.61%
  Interest expense ...............................                                  2.04%                                      2.77%
                                                                                   -----                                     -------
  Net Interest Margin ...........................                                   4.94%                                      4.84%
                                                                                   =====                                     =======

(1) Average loan balances include non-accrual loan balances.
(2) Includes loans held for sale and other.

                                                       THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------------        -----------------------------------
                                                          2004 COMPARED TO 2003                      2004 COMPARED TO 2003
                                                    ----------------------------------        -----------------------------------
                                                        CHANGE DUE TO                             CHANGE DUE TO
                                                    ---------------------                     ----------------------
                                                     VOLUME        RATE        TOTAL           VOLUME         RATE         TOTAL
                                                    --------      -------     --------        --------      --------     --------
                                                                               (THOUSANDS OF DOLLARS)
 Cash equivalent and investment securities ......   $    606       $  (69)    $    537        $    941      $ (1,343)    $   (402)
 Loans
   Commercial real estate .......................      1,696       (2,988)      (1,292)          6,616        (5,578)       1,038
   Residential real estate ......................     50,281       (5,091)      45,190          98,310        (9,610)      88,700
   Other ........................................        827           89          916           1,470           119        1,589
                                                    --------      -------     --------        --------      --------     --------
   Total Loans ..................................     52,804       (7,990)      44,814         106,396       (15,069)      91,327
                                                    --------      -------     --------        --------      --------     --------
 TOTAL INCREASE/(DECREASE) IN INTEREST INCOME ...     53,410       (8,059)      45,351         107,337       (16,412)      90,925
                                                    --------      -------     --------        --------      --------     --------
 Time deposits ..................................     (8,280)       6,044       (2,236)        (16,185)       13,703       (2,482)
 Savings deposits ...............................     (2,049)         175       (1,874)         (4,553)        1,261       (3,292)
 FHLB advances ..................................     (3,838)       1,495       (2,343)         (7,703)        2,790       (4,913)
 Warehouse lines of credit ......................          -         (125)        (125)              -          (250)        (250)
 Senior notes due 2004 and 2009 .................        866            -          866           1,851             -        1,851
 LYONs ..........................................         32            -           32              62             -           62
 Junior subordinated debentures / preferred
   securities ...................................        (70)           -          (70)           (139)            -         (139)
 Other ..........................................        159          (91)          68             518          (253)         265
                                                    --------      -------     --------        --------      --------     --------
 TOTAL INCREASE/(DECREASE) IN INTEREST EXPENSE...    (13,180)       7,498       (5,682)        (26,149)       17,251       (8,898)
                                                    --------      -------     --------        --------      --------     --------
 INCREASE IN NET INTEREST INCOME ................   $ 40,230      $  (561)    $ 39,669        $ 81,188      $    839     $ 82,027
                                                    ========      =======     ========        ========      ========     ========

     The Company recorded net interest income for the second quarter of 2004 of $121.4 million as compared to $81.7 million for the second quarter of 2003. For the first six months of 2004, the Company recorded net interest income of $239.0 million as compared to $156.9 million for the first six months of 2003. The quarterly and year to date increase in net interest income is primarily a result of an increase in the average interest-earning assets, primarily residential real estate loans. Total average interest-earning assets increased 48% to $10.0 billion during the second quarter of 2004, as compared to $6.7 billion during the second quarter of 2003. The net interest income margin slightly increased to an annualized 4.88% for the second quarter of 2004 from 4.86% for the second quarter of 2003. Total average interest-earning assets increased 49% to $9.7 billion for the first six months of 2004, as compared to $6.5 billion during the first six months of 2003. The net interest income margin also increased to an annualized 4.94% for the first six months of 2004 from 4.84% for the first six months of 2003. Net interest income is impacted by the volume, mix and rate of interest-earning assets and interest-bearing liabilities. The increase in the Company's net interest margin is due primarily to higher net spreads between the commercial real estate loan yields and the effective cost of funds employed to fund these assets as the interest yields on deposits declined on a quarter-to-quarter comparison more than the yields on commercial real estate loans. This is due in part to the presence of interest rate floors (in which the total of the variable base rate, such as six-month LIBOR, plus the related spread on a commercial real estate loan will not contractually drop below a certain absolute level) on a significant number of the Company's commercial real estate loans. The higher margin contribution from the commercial real estate portfolio was partially offset by a compression in the margin for residential real estate loans. The residential real estate loans are primarily comprised of loans held for sale which were predominately originated in or just before the quarterly periods presented; loans originated in or before the second quarter of 2004 had lower margins than in the second quarter of 2003 due to differing interest rate conditions.


PROVISION FOR LOAN LOSSES

     The provision for loan losses decreased to $146,000 for the second quarter of 2004 as compared to $27.6 million for the second quarter of 2003. As a result, there was also a significant decrease in the provision for loan losses to $16.5 million for the first six months of 2004 as compared to $50.5 million for the first six months of 2003. The decision to decrease the amount of provision for loan losses during the second quarter of 2004 was attributable to management's assessment of an overall improving credit quality of the loans held for investment, and a more stable economic environment, which encompasses a continued decrease in non-accrual loans, selected higher risk loans being paid-off, charged-off or sold, and a continued lower level and rate of net loan charge-offs. In addition, loans held for investment decreased during the quarter. Management believes that the allowance for loan losses is adequate to cover the inherent risks within the loans held for investment at June 30, 2004.

NON-INTEREST INCOME

     The gain on the sale of residential real estate loans, increased from $71.9 million in the second quarter of 2003 to $127.1 million for the second quarter of 2004. For the first six months of 2004, the gain on the sale of residential real estate loans, increased to $249.2 million, as compared to $127.9 million for the first six months of 2003. This increase is attributable to a significant increase in the volume of loans sold, partially offset by the realization of lower premiums on the loans sold, in the second quarter and first six months of 2004, as compared to the second quarter and first six months of 2003. A total of $5.18 billion in loans were sold (including loans sold via securitization) during the second quarter of 2004, as compared to loan sales of $2.35 billion during the second quarter of 2003. For the first six months of 2004, a total of $9.80 billion in loans were sold (including loans sold via securitization), as compared to loan sales of $4.53 billion during the first six months of 2003. The average gross premium on loans sold during the second quarter of 2004 was 4.04% as compared to an average of 4.46% for the second quarter of 2003. For the first six months of 2004, the average gross premium on loans sold was 4.16% as compared to an average of 4.37% for the first six months of 2003. Such premiums have exhibited, and are expected to continue to exhibit, variability (often significant) based on various economic and interest rate environments. The gain percentage on these sales decreased from 3.06% in the second quarter of 2003 to 2.46% in the second quarter of 2004. For the first six months of 2004, the gain percentage on these sales decreased to 2.56%, as compared to 2.82% in the first six months of 2003.

     The following tables provide the amounts of loans sold during the respective periods and additional detail on the gain on sale (thousands of dollars):

                                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                JUNE 30,                      JUNE 30,
                                                                     ---------------------------     ---------------------------
                                                                         2004            2003           2004            2003
                                                                     -----------     -----------     -----------     -----------

Loan sales (net of repurchases):
  Whole loan ....................................................    $ 4,385,574     $ 2,348,634     $ 8,180,889     $ 4,529,600
  Securitization ................................................        790,125               -       1,622,758               -
                                                                     -----------     -----------     -----------     -----------
                                                                     $ 5,175,699     $ 2,348,634     $ 9,803,647     $ 4,529,600
                                                                     ===========     ===========     ===========     ===========

                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                               JUNE 30,                     JUNE 30,
                                                                       ------------------------     ------------------------
                                                                         2004           2003          2004           2003
                                                                       ---------     ----------     ---------      ---------
                                                                              (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Gross premium recognized on loan sales and securitizations .........   $ 208,849      $ 104,684     $ 408,077      $ 198,038
Premium recapture and reversal .....................................      (4,249)        (1,814)      (12,942)        (5,073)
                                                                       ---------      ---------     ---------      ---------
Net premium recognized on loan sales and securitizations ...........     204,600        102,870       395,135        192,965
Less: Direct costs of loan originations, net of fees received ......     (75,081)       (29,910)     (140,153)       (57,777)
Adjustments to carrying value of loans held for sale ...............      (4,147)        (1,027)       (9,365)        (7,283)
Change in fair value of derivative instruments .....................       1,678              -         3,629              -
                                                                       ----------     ---------     ---------      ---------
     Gain on sale (GAAP) ...........................................     127,050         71,933       249,246        127,905
Less: Origination expenses allocated during the period of
        origination ................................................     (45,451)       (20,193)      (91,816)       (38,433)
                                                                       ---------      ---------     ---------      ---------
     Net operating gain on sale ....................................   $  81,599      $  51,740     $ 157,430      $  89,472
                                                                       =========      =========     =========      =========

Gross premium recognized on loan sales and securitizations .........        4.04 %         4.46 %       4.16 %          4.37 %
Premium recapture and reversal .....................................       (0.08)%        (0.08)%      (0.13)%         (0.11)%
                                                                       ---------      ---------     --------       ---------
Net premium recognized on loan sales and securitizations ...........        3.96 %         4.38 %       4.03 %          4.26 %
Less: Direct costs of loan originations, net of fees received ......       (1.45)%        (1.28)%      (1.42)%         (1.28)%
Adjustments to carrying value of loans held for sale ...............       (0.08)%        (0.04)%      (0.09)%         (0.16)%
Change in fair value of derivative instruments .....................        0.03 %         0.00 %       0.04 %          0.00 %
                                                                       ---------      ---------     ---------      ---------
     Gain on sale (GAAP) ...........................................        2.46 %         3.06 %       2.56 %          2.82 %
Less: Origination expenses allocated during the period of
        origination ................................................       (0.88)%        (0.86)%      (0.94)%         (0.85)%
                                                                       ---------      ---------     --------       ---------
     Net operating gain on sale ....................................        1.58 %         2.20 %       1.62 %          1.97 %
                                                                       =========      =========     ========       =========

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


NON-INTEREST EXPENSE

     Non-interest expense increased during the second quarter and first six months of 2004, as compared to the second quarter and first six months of 2003. Compensation expense for the second quarter and first six months of 2004 represented substantially all of the change as it increased to $68.0 million for the second quarter of 2004 from $36.1 million in the second quarter of 2003 and to $135.2 million for the first six months of 2004 from $74.8 million in the first six months of 2003. Both increases are substantially a result of increased residential real estate loan origination volume (which increased 102% and 109% on a quarter-to-quarter and year-to-year comparative basis, respectively), which was a result, primarily, of increased staffing to originate and accommodate the higher loan origination volume, and to a lesser degree, an increase in staff to administer the increase in the loan servicing portfolio. To a lesser degree, other personnel and infrastructure costs increased.

INCOME TAXES

     Income tax expense of $67.7 million and $32.8 million for the quarters ended June 30, 2004 and 2003, respectively, represents effective tax rates of 41.5% and 41.2%, respectively, on income before income taxes from continuing operations of $163.0 million and $79.6 million for the same respective periods. For the six month periods ended June 30, 2004 and 2003, respectively, income tax expense of $126.7 million and $62.0 million, represents effective tax rates of 41.6% and 41.3%, respectively, on income before income taxes from continuing operations of $304.7 million and $150.4 million for the same respective periods. The effective tax rates for all periods presented are different than the federal enacted tax rate of 35%, due mainly to various apportioned state income tax provisions resulting from the Company's nationwide lending operations.


LOANS HELD FOR INVESTMENT AND SALE

     The Company's net loans held for investment before the allowance for loan losses, were approximately $4.77 billion at June 30, 2004, as compared to $4.79 billion and $4.29 billion at December 31, 2003 and June 30, 2003, respectively. The Company's residential real estate loans held for sale have increased from $2.19 billion at June 30, 2003 to $4.43 billion at June 30, 2004; this increase is reflective of a significant increase in loan production volume. During the second quarter of 2004, residential real estate loan originations totaled $5.89 billion as compared to $2.92 billion for the second quarter of 2003. During the first six months of 2004, residential real estate loan originations totaled $10.98 billion as compared to $5.25 billion for the first six months of 2003.

     The following table shows detail for the Company's loans held for investment outstanding as of the dates indicated; the Company does not retain any second mortgages in its residential real estate loans held for investment (in thousands of dollars):

                                                                      JUNE 30,       DECEMBER 31,
                                                                        2004             2003
                                                                    -----------      -----------

Commercial real estate loans:
   Bridge ........................................................   $ 1,660,599      $ 1,659,847
   Permanent .....................................................     1,031,728        1,281,877
   Construction ..................................................       957,771          804,793
   Single tenant credit ..........................................       222,625          268,506
                                                                     -----------      -----------
                                                                       3,872,723        4,015,023

Residential real estate loans ....................................       910,043          789,951
Syndicated commercial loans ......................................         3,122            6,857
Other ............................................................         4,578            4,615
                                                                     -----------      -----------
                                                                       4,790,466        4,816,446
Net deferred loan fees and origination costs .....................       (23,373)         (25,436)
                                                                     -----------      -----------
                                                                       4,767,093        4,791,010
Allowance for loan losses ........................................      (214,726)        (213,591)
                                                                     -----------      -----------
Loans held for investment - net ..................................   $ 4,552,367      $ 4,577,419
                                                                     ===========      ===========

     As of June 30, 2004, approximately 35.0% and 13.0% of the Company's commercial real estate loans outstanding were secured by properties located within California and New York, respectively; no other state represented greater than 10% of the loan portfolio. The Company's largest single individual commercial real estate loan outstanding at June 30, 2004 was $64.3 million with a total loan commitment of $67.9 million. This same loan, however, is cross-collateralized and cross-defaulted, with the same investment fund on a related real estate project. The combined loan principal outstanding and total loan commitment of these two loans at June 30, 2004 is $78.3 million and $81.9 million, respectively. The Company's largest net commitment for a single loan at June 30, 2004 was $109.5 million; this represents the maximum potential loan amount to the borrower. In addition, the commercial real estate loan portfolio's largest concentration by common investor or sponsor totaled $90.1 million in loan principal outstanding and $127.4 million in total loan commitment at June 30, 2004, and is comprised of six separate loans, each of which was performing as of June 30, 2004.

     The following table stratifies the commercial real estate loans held for investment by loan amounts outstanding as of June 30, 2004 (in thousands of dollars, except percents and number of loans):


                                               NUMBER          TOTAL LOANS
         LOAN SIZE RANGE                      OF LOANS         OUTSTANDING       %
----------------------------------            --------         -----------      ---

$0 - $1 million ..........................         111         $    24,404        1%
> $1 million - $5 million ................         162             435,331       11%
> $5 million - $10 million ...............         100             729,080       19%
> $10 million - $15 million ..............          53             656,327       17%
> $15 million - $20 million ..............          27             449,377       12%
> $20 million - $30 million ..............          23             555,609       14%
> $30 million - $40 million ..............          13             437,885       11%
> $40 million - $50 million ..............           8             358,892        9%
> $50 million ............................           4             225,818        6%
                                              --------         -----------      ---
                                                   501         $ 3,872,723      100%
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


                                                                                JUNE 30,     DECEMBER 31,
                                                                                  2004          2003
                                                                                --------     -----------

Non-accrual loans held for investment:
  Commercial real estate ....................................................   $ 62,162     $    71,758
  Residential real estate ...................................................     12,873           8,482
  Syndicated commercial loans ...............................................      3,018           6,752
                                                                                --------     -----------
                                                                                $ 78,053     $    86,992
                                                                                ========     ===========

Accruing commercial real estate loans past due 90 days or more ..............   $ 26,202     $    36,406
                                                                                ========     ===========

Foreclosed real estate (REO):
  Commercial real estate ....................................................   $ 24,494     $    23,621
  Residential real estate ...................................................      2,104           1,845
                                                                                --------     -----------
                                                                                $ 26,598     $    25,466
                                                                                ========     ===========

                                                                                    THREE MONTHS ENDED JUNE 30, 2004
                                                                     --------------------------------------------------------------
                                                                      COMMERCIAL     RESIDENTIAL        SYNDICATED
                                                                     REAL ESTATE     REAL ESTATE     COMMERCIAL LOANS       TOTAL
                                                                     -----------     -----------     ----------------     ---------

Beginning allowance for loan losses ..............................   $   196,547     $    22,150     $          2,119     $ 220,816
Provision for loan losses ........................................          (111)           (350)                 607           146

Charge-offs ......................................................        (4,955)           (197)              (1,236)       (6,388)
Recoveries .......................................................            37              33                   82           152
                                                                     -----------     -----------     ----------------     ---------
     Net Charge-offs .............................................        (4,918)           (164)              (1,154)       (6,236)
                                                                     -----------     -----------     ----------------     ---------
Ending allowance for loan losses .................................   $   191,518     $    21,636     $          1,572     $ 214,726
                                                                     ===========     ===========     ================     ==========

                                                                                    THREE MONTHS ENDED JUNE 30, 2003
                                                                     --------------------------------------------------------------
                                                                      COMMERCIAL     RESIDENTIAL        SYNDICATED
                                                                     REAL ESTATE     REAL ESTATE     COMMERCIAL LOANS       TOTAL
                                                                     -----------     -----------     ----------------     ---------

Beginning allowance for loan losses ..............................    $  164,278     $     7,449     $          3,435     $ 175,162
Provision for loan losses ........................................        27,425           1,641               (1,457)       27,609

Charge-offs ......................................................       (11,690)            (64)                   -       (11,754)
Recoveries .......................................................             -              29                   59            88
                                                                      ----------     -----------     ----------------     ---------
     Net Charge-offs .............................................       (11,690)            (35)                  59       (11,666)
                                                                      ----------     -----------     ----------------     ---------
Ending allowance for loan losses .................................    $  180,013     $     9,055     $          2,037     $ 191,105
                                                                      ==========     ===========     ================     =========

                                                                                      SIX MONTHS ENDED JUNE 30, 2004
                                                                     --------------------------------------------------------------
                                                                      COMMERCIAL     RESIDENTIAL        SYNDICATED
                                                                     REAL ESTATE     REAL ESTATE     COMMERCIAL LOANS       TOTAL
                                                                     -----------     -----------     ----------------     ---------
Beginning allowance for loan losses ..............................   $   195,000     $    15,607     $          2,984     $ 213,591
Provision for loan losses ........................................        10,548           6,291                 (294)       16,545

Charge-offs ......................................................       (14,166)           (382)              (1,236)      (15,784)
Recoveries .......................................................           136             120                  118           374
                                                                     -----------     -----------     ----------------     ---------
     Net Charge-offs .............................................       (14,030)           (262)              (1,118)      (15,410)
                                                                     -----------     -----------     ----------------     ---------
Ending allowance for loan losses .................................   $   191,518     $    21,636     $          1,572     $ 214,726
                                                                     ===========     ===========     ================     =========

                                                                                      SIX MONTHS ENDED JUNE 30, 2003
                                                                     --------------------------------------------------------------
                                                                      COMMERCIAL     RESIDENTIAL        SYNDICATED
                                                                     REAL ESTATE     REAL ESTATE     COMMERCIAL LOANS       TOTAL
                                                                     -----------     -----------    -----------------     ---------

Beginning allowance for loan losses ..............................   $   147,227     $     7,844    $           6,119     $ 161,190
Provision for loan losses ........................................        53,098           1,382               (3,951)       50,529

Charge-offs ......................................................       (20,312)           (234)                (199)      (20,745)
Recoveries .......................................................             -              63                   68           131
                                                                     -----------     -----------    -----------------     ---------
     Net Charge-offs .............................................       (20,312)           (171)                (131)      (20,614)
                                                                     -----------     -----------    -----------------     ---------
Ending allowance for loan losses .................................   $   180,013     $     9,055    $           2,037     $ 191,105
                                                                     ===========     ===========    =================     =========

     Non-accrual loans held for investment were $78.1 million as of June 30, 2004. This is 1.64% of the total loans held for investment as of June 30, 2004. This is compared to $87.0 million in total non-accrual loans as of December 31, 2003, which was 1.82% of the total loans held for investment as of that date. As of June 30, 2004, $62.2 million of the total $78.1 million in non-accrual loans were related to the commercial real estate portfolio. The $62.2 million was comprised of 13 non-accrual loans (the largest having a balance of $15.5 million).

     Total REO was $26.6 million at June 30, 2004, as compared to $25.5 million at December 31, 2003. Commercial real estate REO at June 30, 2004 was comprised of nine properties, the largest having a balance of $7.2 million. The Company maintains an allowance for losses on REO, which is detailed as follows (thousands of dollars):



                                                  AS OF JUNE 30, 2004                       AS OF DECEMBER 31, 2003
                                      ----------------------------------------     -------------------------------------------
                                       COMMERCIAL     RESIDENTIAL                     COMMERCIAL      RESIDENTIAL
                                      REAL ESTATE     REAL ESTATE      TOTAL         REAL ESTATE      REAL ESTATE      TOTAL
                                      -----------     -----------     --------       -----------      -----------     --------

REO ...............................   $    24,682     $     2,287     $ 26,969       $    26,465      $     2,016     $ 28,481
Allowance for losses ..............          (188)           (183)        (371)           (2,844)            (171)      (3,015)
                                      -----------     -----------     --------       -----------      -----------     --------
REO - net .........................   $    24,494     $     2,104     $ 26,598       $    23,621      $     1,845     $ 25,466
                                      ===========     ===========     ========       ===========      ===========     ========

     During the second quarter of 2004, there were two commercial real estate loans restructured as to their terms and included in accrual status at June 30, 2004. The total loan principal outstanding under these two loans was $33.0 million at June 30, 2004 and the Company incurred $286,000 in charge-offs related to the restructuring of these loans during the second quarter of 2004. During the second quarter of 2003, there were four loans that were restructured and included in accrual status.

     The allowance for loan losses, as a percentage of total loans held for investment, despite a significantly reduced level of provision for losses during the second quarter of 2004, slightly increased to 4.50% as of June 30, 2004, as compared to 4.46% at March 31, 2004. Total net charge-offs in the second quarter of 2004 totaled $6.2 million, as compared to $11.7 million for the second quarter of 2003. The net charge-offs for both the second quarter of 2004 and 2003, respectively, were substantially all related to commercial real estate loans.

     The following table shows detail for the Company's residential real estate loans held for sale as of the dates indicated:

                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    2004           2003
                                                                                ------------    -----------
                                                                                  (THOUSANDS OF DOLLARS)

Residential real estate loans held for sale:
  Loan principal outstanding:
    First trust deeds .......................................................   $ 4,105,069     $ 3,466,432
    Second trust deeds ......................................................       297,022         160,855
                                                                                -----------     -----------
                                                                                  4,402,091       3,627,287
  Deferred origination costs, net of loan fees received .....................        59,999          50,067
  Valuation reserve .........................................................       (30,913)        (23,807)
                                                                                -----------     -----------
  Residential real estate loans held for sale - net .........................   $ 4,431,177     $ 3,653,547
                                                                                ===========     ===========

Non-accrual residential real estate loans held for sale ("HFS") .............   $     7,128     $     6,253
                                                                                ===========     ===========


     The increase in residential real estate loans held for sale is a result of significantly increased loan origination volume. The following table details residential real estate loan origination for the respective periods indicated (thousands of dollars):



                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                        ---------------------------     ----------------------------
                                                           2004            2003             2004            2003
                                                        -----------     -----------     ------------     -----------

Loan originations:
  First mortgage ....................................   $ 5,549,589     $ 2,778,466     $ 10,435,561     $ 5,010,247
  Second mortgage ...................................       341,906         140,907          549,035         238,246
                                                        -----------     -----------     ------------     -----------
                                                        $ 5,891,495     $ 2,919,373     $ 10,984,596     $ 5,248,493
                                                        ===========     ===========      ===========     ===========

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                             ------------------------     --------------------------
                                                                2004          2003           2004            2003
                                                             ----------    ----------     ----------      ----------
                                                                     (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

FIRST MORTGAGES - ORIGINATION:

TYPE OF PRODUCT:
  Adjustable Rate (2/28) ................................         78.6%         71.1%          75.1%           74.0%
  Adjustable Rate (3/27) ................................          4.5%          1.3%           4.1%            1.2%
  Fixed .................................................         16.9%         27.6%          20.8%           24.8%
                                                             ---------     ---------      ---------      ----------
                                                                 100.0%        100.0%         100.0%          100.0%
                                                             =========     =========      =========      ==========

PURPOSE:
  Refinance .............................................         57.2%         61.5%          59.5%           63.2%
  Purchase ..............................................         42.8%         38.5%          40.5%           36.8%
                                                             ---------     ---------      ----------     ----------
                                                                 100.0%        100.0%         100.0%          100.0%
                                                             =========     =========      =========      ==========


Average Loan Size .......................................    $ 211,550     $ 192,681      $ 209,530      $  190,685
Average FICO Score ......................................          621           623            621             620
Average LTV .............................................         80.9%         80.9%          81.4%           81.0%

FIRST & SECOND MORTGAGES - ORIGINATION:

GEOGRAPHIC DISPERSION:
  California ............................................        37.1%          43.4%          37.5%           42.9%
  New York ..............................................        10.1%           9.0%          11.2%            8.4%
  Florida ...............................................         7.7%           8.6%           7.8%            9.6%
  New Jersey ............................................         6.5%           4.1%           5.2%            4.2%
  Illinois ..............................................         5.1%           5.0%           5.2%            4.7%
  All other states ......................................        33.5%          29.9%          33.1%           30.2%
                                                             --------      ---------      ---------      ----------
                                                                100.0%         100.0%         100.0%          100.0%
                                                             ========      =========      =========      ==========


LIQUIDITY AND CAPITAL RESOURCES

     FIL finances its lending activities primarily through Federal Deposit Insurance Corporation ("FDIC") insured customer deposits, which totaled $7.1 billion at June 30, 2004. FIL is also eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"), for which financing is available to FIL based upon advance rates on certain pledged collateral and at various rates and terms. At June 30, 2004, FIL had borrowing availability with the FHLB of $3.34 billion, of which $1.86 billion was borrowed and outstanding. The $3.34 billion in borrowing availability was based upon a total of $3.82 billion in pledged loan collateral at June 30, 2004. FIL's maximum financing availability, based upon its regulatory assets and subject to the amount of collateral pledged and their related advance rates, was approximately $5.1 billion.

     As of June 30, 2004, FIL had three separate warehouse lines of credit in place for the funding of residential real estate loans prior to their sale or securitization. The total funding capacity of these three facilities was $1.5 billion at June 30, 2004. Borrowings under each of the facilities are secured by loans held for sale as pledged by FIL. There were no amounts outstanding at June
30, 2004. The three facilities are summarized as follows:

     o $500 million master loan and security facility ($250 million committed) with Greenwich Capital Financial Products expiring in August 2004, interest at one-month LIBOR plus a margin of 0.50%.

     o $500 million master repurchase facility ($250 million committed) with Credit Suisse First Boston Mortgage Capital expiring in October 2004, interest at overnight LIBOR plus a margin of 0.50%.

     o $500 million master repurchase facility ($250 million committed) with Goldman Sachs Mortgage Company expiring in December 2004, interest at one-month LIBOR plus a margin of 0.50%.


     Each of the facilities is subject to certain conditions, including but not limited to financial and other covenants. At June 30, 2004, FIL was in compliance with all financial and other covenants under these facilities.

     In addition, FIL has a line of credit with the Federal Reserve Bank of San Francisco ("FRB") with a borrowing availability of $267.8 million at June 30, 2004. There were no amounts outstanding under the line of credit with the FRB at June 30, 2004.

     The Company's residential loan disposition strategy is to primarily utilize both whole loan sales and, to a lesser extent, securitizations. The Company attempts to build multiple whole loan sale relationships to achieve diversity and enhance market liquidity. During the first six months of 2004, the Company had transacted whole loan sales with 20 different financial institutions, the largest institution representing 19.3% of the total whole loan sales volume during this period.

     The FDIC has established certain capital and liquidity standards for its member institutions, and FIL was in compliance with these standards as of June 30, 2004. The Company believes it has sufficient liquidity and capital resources to fund its lending operations for the foreseeable future.

     As a holding company, Fremont General pays its operating expenses, interest expense and stockholders' dividends, and meets its other obligations primarily from its cash on hand and intercompany tax payments from FIL. Dividends of $3.9 million and $3.8 million were paid on Fremont General's common stock in the quarters ending June 30, 2004 and 2003, respectively; however, no assurance can be given that future common stock dividends will be declared.

     During 2003, Fremont General had significant net operating loss carryforwards which were used to offset taxable income generated by FIL. As a result, intercompany payments of federal income tax obligations from FIL, which were otherwise payable to taxing authorities, were available for use by Fremont General for general working capital purposes. The last of the net operating loss carryforwards were fully utilized during 2003 and only current operating losses at Fremont General will offset taxable income generated by FIL; as a result, beginning in 2004, Fremont General is expected to pay most of the federal income taxes it receives from FIL to the federal taxing authorities. There exist certain California Franchise Tax matters from prior years that are in various processes of resolution or determination. The matters primarily relate to the deduction of certain expenses and losses at the holding company. A reserve in the amount of $30.4 million exists at June 30, 2004 for the maximum tax and interest for these potential exposures; however, the final resolution of these matters, which is expected to take several years, may be for a lesser amount, possibly significantly lower, depending upon various administrative and legislative outcomes. Fremont General does not believe that the actual outcomes of these potential exposures will adversely impact its liquidity.

     During the second quarter of 2004, Fremont General repurchased an additional $7.3 million in principal amount of its 7.875% Senior Notes due 2009. Fremont General has cash and cash equivalents of $137.7 million at June 30, 2004 and no debt maturities until March of 2009 and believes that, with its other available sources of liquidity, it will have sufficient means to satisfy its liquidity needs for the foreseeable future.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk resulting primarily from fluctuations in interest rates arising from balance sheet financial instruments such as investments, loans (both held for investment and for sale) and debt. Changes, and the timing thereof, in interest rates will affect the Company's net investment income, loan interest, net gain on the sale of residential real estate loans, interest expense and total stockholders' equity. The level of net gain on the sale of residential real estate loans is highly dependent upon the level of loan origination volume and the net premium paid by the purchasers of such loans. Both the volume and net premium, in turn, are highly dependent upon changes in, and the level of, interest rates and other economic factors. The Company may experience a decrease in the amount of net gain it realizes should significant interest rate increases occur or if other economic factors have a negative impact on the value and volume of the loans the Company originates. The objective of the Company's asset and liability management activities is to provide the highest level of net interest and investment income and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk. It is not the Company's policy to utilize derivative instruments as a means to speculate on interest rates.

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

     Quantitative and qualitative disclosures about the Company's market risk are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. There have been no material changes in such risks or in the Company's asset and liability management activities during the six months ended June 30, 2004.


ITEM 4.  CONTROLS AND PROCEDURES

     As of June 30, 2004, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no changes in the Company's internal controls over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1:   LEGAL PROCEEDINGS

          On June 2, 2004, the State of California Insurance Commissioner John Garamendi, as statutory liquidator of Fremont Indemnity, filed suit in Los Angeles Superior Court against Fremont General Corporation alleging improper utilization by the Company of certain net operating loss deductions allegedly belonging to its Fremont Indemnity subsidiary. The Complaint involves issues that the Company considers were resolved in the Agreement between the California Department of Insurance, Fremont Indemnity and Fremont General Corporation. The Agreement, dated July 2, 2002, was executed on behalf of the California Department of Insurance by the Honorable Harry Low, the State of California Insurance Commissioner at that time. Fremont General Corporation has honored its obligations under the Agreement, and will continue to do so. The Company will vigorously defend itself and believes that the complaint mischaracterizes the terms of the Agreement and lacks merit.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     a)   The Annual Meeting of Stockholders was held on May 20, 2004.

     b) The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors have been elected and qualified:

               James  A. McIntyre          Robert  F. Lewis
               Louis J. Rampino            Russell K. Mayerfeld
               Wayne R. Bailey             Dickinson C. Ross
               Thomas W. Hayes

     c) The directors named in (b) above were elected. The results of the voting of the 71,055,936 shares represented at the meeting are summarized in the following table:
                                                                 VOTES
                                              FOR               WITHHELD
                                           ----------          ---------
               J. A.  McIntyre             68,933,799          2,122,137
               W. R.  Bailey               68,059,290          2,996,646
               T. W.  Hayes                68,566,110          2,489,826
               R. F.  Lewis                67,783,458          3,272,478
               R. K.  Mayerfeld            69,329,133          1,726,803
               L. J.  Rampino              68,669,356          2,386,580
               D. C.  Ross                 68,493,281          2,562,655

     d) The proposal of the Executive Officer Annual Bonus Plan was approved. The results of the voting of the 71,055,936 shares represented at the meeting are summarized in the following table:

                                                           BROKER
                  FOR          AGAINST      ABSTAINED     NON-VOTE
               ----------     ---------     ---------    ----------
               54,763,466     3,632,688       672,499    11,987,283

     e) The proposal of the Executive Officer Long-Term Incentive Plan was approved. The results of the voting of the 71,055,936 shares represented at the meeting are summarized in the following table:

                                                           BROKER
                  FOR          AGAINST      ABSTAINED     NON-VOTE
               ----------     ---------     ---------    ----------
               55,399,559     2,983,446       685,646    11,987,285

     f) The proposal of the Supplemental Executive Retirement Plan was approved. The results of the voting of the 71,055,936 shares represented at the meeting are summarized in the following table:

                                                           BROKER
                  FOR          AGAINST      ABSTAINED     NON-VOTE
               ----------     ---------     ---------    ----------
               53,677,087     4,665,887       725,677    11,987,285

     g) The appointment of the accounting firm of Ernst & Young LLP as the Corporation's Independent Auditors was ratified. The results of the voting of the 71,055,936 shares represented at the meeting are summarized in the following table:


                  FOR          AGAINST      ABSTAINED
               ----------     ---------     ---------
               69,091,078     1,847,979       116,879


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

     3.3(a) Amended and Restated Bylaws of Fremont General Corporation. (Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

     3.3(b)    Fremont General Corporation Bylaw Amendment Adopted by the
               Board of Directors on November 30, 2003. (Incorporated by reference to Exhibit 3.3(b) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2003, Commission File Number 1-8007.)

     3.3(c) Fremont General Corporation Bylaw Amendment Adopted by the Board of Directors on March 16, 2004.

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

     4.3 Indenture among the Registrant, the Trust and Bank of New York (originated with First Interstate Bank of California), a New York Banking Corporation, as trustee. (Incorporated by reference to
               Exhibit 4.3 to
                                       43

(a) EXHIBITS.
     EXHIBIT
       NO.                             DESCRIPTION
 -----------   -----------------------------------------------------------------

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

    10.1        Fremont General Corporation Executive Officer Annual Bonus Plan
               (Incorporated by reference to Exhibit A to the Registrant's 2004 Definitive Proxy Statement on Form DEF14A filed on April 14, 2004.)

    10.2        Fremont General Corporation Officer Long Term Incentive
               Compensation Plan (Incorporated by reference to Exhibit B to the Registrant's 2004 Definitive Proxy Statement on Form DEF14A filed on April 14, 2004.)

    10.3        Fremont General Corporation Officer Supplemental Executive
               Retirement Plan (Incorporated by reference to Exhibit C to the Registrant's 2004 Definitive Proxy Statement on Form DEF14A filed on April 14, 2004.)

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

     (b) REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED JUNE 30, 2004:

          On April 28, 2004, the Company filed a Current Report on Form 8-K,
          Item 12, furnishing information regarding its results of operations and financial condition at, and for the three months ended March 31, 2004.

          On May 21, 2004, the Company filed a Current Report on Form 8-K, Item 5, announcing the following changes to officer titles:

               James A. McIntyre      Chairman of the Board
               Louis J. Rampino       President and Chief Executive Officer
               Wayne R. Bailey        Executive Vice President and Chief
                                      Operating Officer
               Patrick E. Lamb        Senior Vice President, Chief Financial
                                      Officer and Treasurer
               Alan W. Faigin        .Chief Legal Officer, Secretary and General
                                      Counsel

          On May 26, 2004, the Company filed a Current Report on Form 8-K, Item 5, to report that Standard & Poor's Ratings Services revised its ratings on Fremont General Corporation ("Fremont") from stable to positive.

          On June 17, 2004, the Company filed a Current Report on Form 8-K, Item 5, to report that the State of California Insurance Commissioner John Garamendi, as statutory liquidator of Fremont Indemnity Company, filed suit against the Company alleging improper utilization by the Company of certain net operating loss deductions allegedly belonging to its Fremont Indemnity subsidiary.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FREMONT GENERAL CORPORATION



Date: August 9, 2004                   /s/    LOUIS J. RAMPINO
                                       -----------------------------------------
                                       Louis J. Rampino
                                       President and Chief Executive Officer



Date: August 9, 2004                   /s/    PATRICK E. LAMB
                                       -----------------------------------------
                                       Patrick E. Lamb
                                       Senior Vice President, Chief Financial
                                       Officer and Treasurer
                                       (Principal Accounting Officer)