Form 10-Q
period 2004-09-30
FREMONT GENERAL CORP
filed 2004-11-09
CIK 38984

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                             2425 Olympic Boulevard
                         Santa Monica, California 90404
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (310) 315-5500
              (Registrant's telephone number, including area code)

               2020 Santa Monica Boulevard Santa Monica, CA 90404
         (Former Name or Former Address, if Changed Since Last Report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                              SHARES OUTSTANDING
           CLASS                                                OCTOBER 31, 2004
Common Stock, $1.00 par value                                      77,085,000


================================================================================

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                        PAGE NO.
                                                                        --------

Item    1. Financial Statements

            Consolidated Balance Sheets
             September 30, 2004 (Unaudited) and December 31, 2003 .....        3

            Consolidated Income Statements
             Three and Nine Months Ended September 30, 2004 and
                2003 (Unaudited) ......................................        4

            Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 2004 and 2003
             (Unaudited) ..............................................        5

            Notes to Consolidated Financial Statements on
             Form 10-Q (Unaudited) ....................................        6

Item    2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ........................       24

Item    3. Quantitative and Qualitative Disclosures About
           Market Risk ................................................       41

Item    4. Controls and Procedures ....................................       42



                           PART II - OTHER INFORMATION


Item    1. Not applicable

Item    2. Unregistered Sales of Equity Securities and Use of
            Proceeds .................................................        43

Item  3-5. Not applicable

Item    6. Exhibits ...................................................       43

Signatures ............................................................       45

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                    2004            2003
                                                                                -----------      -----------
                                                                                (UNAUDITED)
                                                                                   (THOUSANDS OF DOLLARS)

                                     ASSETS

Cash and cash equivalents ..................................................    $ 1,053,950      $   835,651
Investment securities available for sale at fair value .....................          1,353            1,958
Federal Home Loan Bank ("FHLB") stock ......................................        103,242          112,587
Loans held for sale - net ..................................................      4,361,420        3,653,547
Loans held for investment - net ............................................      3,667,531        4,577,419
Mortgage servicing rights - net ............................................         16,328            6,898
Residual interests in securitized loans at fair value ......................         17,365            6,530
Accrued interest receivable ................................................         33,990           38,663
Real estate owned - net ....................................................         28,685           25,466
Premises and equipment - net ...............................................         37,025           24,897
Deferred income taxes ......................................................        129,347          193,304
Other assets ...............................................................         68,208           48,367
                                                                                -----------      -----------
     TOTAL ASSETS ..........................................................    $ 9,518,444      $ 9,525,287
                                                                                ===========      ===========

                                   LIABILITIES
Deposits:
  Savings accounts .........................................................    $ 1,276,812      $ 1,244,083
  Money market deposit accounts ............................................        493,813          412,524
  Certificates of deposit ..................................................      5,480,513        4,976,559
                                                                                -----------      -----------
                                                                                  7,251,138        6,633,166

Warehouse lines of credit ..................................................              -                -
FHLB advances ..............................................................        727,000        1,650,000
Senior Notes due 2004 ......................................................              -           22,377
Senior Notes due 2009 ......................................................        182,040          188,987
Liquid Yield Option Notes due 2013 ("LYONs") ...............................            628              654
Junior Subordinated Debentures / Preferred Securities ......................        103,093          100,000
Other liabilities ..........................................................        317,908          265,371
                                                                                -----------      -----------
     TOTAL LIABILITIES                                                            8,581,807        8,860,555


                              STOCKHOLDERS' EQUITY

Common stock, par value $1 per share -- Authorized: 150,000,000 shares;
  Issued and outstanding: (2004 - 77,065,000 and 2003 - 75,990,000) ........         77,065           75,990
Additional paid-in capital .................................................        325,822          296,000
Retained earnings ..........................................................        578,313          328,044
Deferred compensation ......................................................        (47,349)         (35,889)
Accumulated other comprehensive income .....................................          2,786              587
                                                                                -----------      -----------
     TOTAL STOCKHOLDERS' EQUITY ............................................        936,637          664,732
                                                                                -----------      -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................    $ 9,518,444      $ 9,525,287
                                                                                ===========      ===========



               See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      -------------------------      ------------------------
                                                                          2004           2003          2004            2003
                                                                      ----------      ---------      ---------      ---------
                                                                           (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fee income on loans:
    Residential ...................................................   $   86,223      $  60,019      $ 269,316      $ 154,411
    Commercial ....................................................       72,405         77,220        221,796        225,573
    Other .........................................................          111            136            385            416
                                                                      ----------      ---------      ---------      ---------
                                                                         158,739        137,375        491,497        380,400
  Interest income - other .........................................        4,165          1,069          9,143          4,855
                                                                      ----------      ---------      ---------      ---------
                                                                         162,904        138,444        500,640        385,255
INTEREST EXPENSE:
  Deposits ........................................................       38,037         30,402        108,095         94,686
  FHLB advances ...................................................        4,787          7,084         20,535         17,920
  Warehouse lines of credit .......................................          501            176            751            176
  Senior Notes ....................................................        3,691          4,277         11,664         14,100
  Junior Subordinated Debentures / Preferred Securities ...........        2,320          2,250          6,959          6,750
  Other ...........................................................           64             31            164            458
                                                                      ----------      ---------      ---------      ---------
                                                                          49,400         44,220        148,168        134,090

Net interest income ...............................................      113,504         94,224        352,472        251,165
Provision for loan losses .........................................      (10,309)        29,407          6,236         79,936
                                                                      ----------      ---------      ---------      ---------
Net interest income after provision for loan losses ...............      123,813         64,817        346,236        171,229

NON-INTEREST INCOME:
  Net gain (loss) on:
    Whole loan sales and securitizations of residential
     real estate loans ............................................       89,366         83,700        338,612        211,605
    Sale of residual interests in securitized loans ...............            -              -              -         17,503
    Whole loan sales of other loans ...............................            -              -              -            674
    Extinguishment of debt ........................................            -              -            (53)            25
  Loan servicing income ...........................................       11,712          2,492         25,881          6,363
  Mortgage servicing rights amortization and impairment
    provision .....................................................       (3,126)          (294)        (9,010)          (294)
  Other ...........................................................        2,961          3,618         16,119         12,145
                                                                      ----------      ---------      ---------      ---------
                                                                         100,913         89,516        371,549        248,021
NON-INTEREST EXPENSE:
  Compensation ....................................................       50,950         38,731        186,180        113,549
  Occupancy .......................................................        4,387          2,676         11,429          8,421
  Net real estate owned expenses ..................................        1,454          2,950          4,072          4,844
  Other ...........................................................       23,037         15,504         66,464         47,553
                                                                      ----------      ---------      ---------      ---------
                                                                          79,828         59,861        268,145        174,367

Income before income taxes ........................................      144,898         94,472        449,640        244,883
Income tax expense ................................................       59,778         38,979        186,479        101,027
                                                                      ----------      ---------      ---------      ---------
Net income from continuing operations .............................       85,120         55,493        263,161        143,856

Discontinued insurance operations in regulatory
 liquidation, net of tax ..........................................            -              -              -         44,308
                                                                      ----------      ---------      ---------      ---------
Net income ........................................................   $   85,120      $  55,493      $ 263,161      $ 188,164
                                                                      ==========      =========      =========      =========
PER SHARE DATA:
BASIC:
  Net income from continuing operations ...........................   $     1.18      $    0.79      $    3.66      $    2.06
  Discontinued insurance operations in regulatory
   liquidation, net of tax ........................................            -              -              -           0.63
                                                                      ----------      ---------      ---------      ---------
  Net income ......................................................   $     1.18      $    0.79      $    3.66      $    2.69
                                                                      ==========      =========      =========      =========
DILUTED:
  Net income from continuing operations ...........................   $     1.15      $    0.77      $    3.58      $    2.03
  Discontinued insurance operations in regulatory
    liquidation, net of tax .......................................            -              -              -           0.63
                                                                      ----------      ---------      ---------      ---------
  Net income ......................................................   $     1.15      $    0.77      $    3.58      $    2.66
                                                                      ==========      =========      =========      =========

Cash dividends ....................................................   $     0.06      $    0.04      $    0.17      $    0.12
                                                                      ==========      =========      =========      =========

                     See notes to consolidated financial statements.

                         FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                ---------------------------------
                                                                                    2004                 2003
                                                                                -------------         -----------
                                                                                     (THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES
  Net income from continuing operations .....................................   $     263,161         $   143,856
  Adjustments to reconcile net income from continuing
   operations to net cash provided by operating activities:
    Provision for loan losses ...............................................           6,236              79,936
    Sale of residual interests in securitized loans .........................              -               22,749
    Increase in residual interests in securitized loans .....................          (4,686)             (2,246)
    Increase in mortgage servicing rights ...................................         (18,440)             (3,370)
    Deferred income tax expense .............................................          62,204              71,990
    Depreciation and amortization ...........................................          19,827              14,630
    Change in other assets and liabilities ..................................          67,412              44,516
                                                                                -------------        ------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
       LOANS HELD FOR SALE ACTIVITY .........................................         395,714             372,061
    Originations of loans held for sale .....................................     (16,448,441)         (8,734,080)
    Proceeds from sales of loans held for sale ..............................      16,604,615           7,313,437
                                                                                -------------        ------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..................         551,888          (1,048,582)


INVESTING ACTIVITIES
  Originations and advances funded for loans held for investment ............      (1,903,907)         (2,241,329)
  Payments received from and sales of loans held for investment .............       1,941,773           1,672,817
  Investment securities available for sale:
    Purchases ...............................................................             (16)           (350,002)
    Maturities or repayments ................................................             587             651,411
  Net purchases of FHLB stock ...............................................           9,345             (13,400)
  Cash contributions to discontinued insurance operations ...................               -              (6,625)
  Purchases of premises and equipment .......................................         (19,109)            (13,615)
                                                                                -------------        ------------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..................          28,673            (300,743)

FINANCING ACTIVITIES
  Deposits accepted, net of repayments ......................................         617,972           1,349,397
  FHLB repayments, net of advances ..........................................        (923,000)            525,000
  Extinguishment of Senior Notes ............................................         (29,574)            (49,248)
  Dividends paid ............................................................         (12,068)             (7,506)
  Stock options exercised ...................................................          11,602               1,744
  (Increase) decrease in deferred compensation plans ........................         (27,194)                872
                                                                                -------------        ------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..................        (362,262)          1,820,259

Increase in cash and cash equivalents .......................................         218,299             470,934
  Cash and cash equivalents at beginning of period ..........................         835,651             236,376
                                                                                -------------        ------------
Cash and cash equivalents at end of period ..................................   $   1,053,950        $    707,310
                                                                                =============        ============

                 See notes to consolidated financial statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ON FORM 10-Q
                                  (UNAUDITED)



NOTE A:  BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

     The accompanying consolidated financial statements include the accounts of Fremont General Corporation ("Fremont General") and its subsidiaries (together the "Company"), including the Company's principal operating subsidiary, Fremont Investment & Loan ("FIL"), a California chartered industrial bank which is engaged in commercial and residential real estate lending on a nationwide basis. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. The operating results for the three and nine month periods ending September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.


NOTE B:  LOANS HELD FOR SALE

     Loans held for sale consist solely of residential real estate loans (primarily first trust deeds, but also second trust deeds) which are aggregated prior to their sale and are carried at the lower of cost, net of deferred origination fees and costs, or estimated fair value. Estimated fair values are based upon current secondary market prices for loans with similar coupons, maturities and credit quality.

     Residential real estate loans have loan terms for up to thirty years and are secured by first deeds of trust on single-family residences. The Company's residential real estate loans held for sale typically have a significant concentration (generally 75% or above) of "hybrid" loans which have a fixed rate of interest for an initial period (generally two years) after origination, after which the interest rate is adjusted to a rate equal to the sum of six-month LIBOR and a margin as set forth in the mortgage note. The interest rate then adjusts at each six-month interval thereafter, subject to various lifetime and periodic rate caps and floors. The loans are generally made to borrowers who do not satisfy all of the credit, documentation and other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac, and are commonly referred to as "sub-prime" or "non-prime".

     A valuation reserve is maintained for certain non-performing loans and other loans held for sale based upon the Company's estimate of inherent losses. Provisions for the valuation reserve are charged against gain on sale of loans. The valuation reserve as a percentage of loans held for sale increased due to the increased amount of loans repurchased during the third quarter of 2004. The following table details the loans held for sale as of the dates indicated (thousands of dollars):

                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                    2004             2003
                                                                                -----------      -----------

Loan principal balance:
  1st trust deeds .........................................................     $ 4,069,089      $ 3,466,432
  2nd trust deeds .........................................................         273,197          160,855
                                                                                -----------      -----------
                                                                                  4,342,286        3,627,287
Deferred origination costs, net of loan fees received .....................          60,859           50,067
                                                                                -----------      -----------
                                                                                  4,403,145        3,677,354
Less:  Valuation reserve ..................................................         (41,725)         (23,807)
                                                                                -----------      -----------
Loans held for sale - net .................................................     $ 4,361,420      $ 3,653,547
                                                                                ===========      ===========

Loans held for sale on non-accrual status .................................     $    18,830      $     6,253
                                                                                ===========      ===========


     Since most of the loans that are held for sale are sold within sixty days, the amount of loans held for sale that are classified as non-accrual or become real estate owned, is generally small. The Company's non-accrual loans held for sale increased during the third quarter of 2004 as a result of the transfer of non-accrual loans within the loans held for investment to held for sale. Loans held for sale may include loans repurchased from whole loan sale transactions and securitizations. In the ordinary course of business, as the loans held for sale are sold, the Company makes standard industry representation and warranties about the loans. The Company may have to subsequently repurchase certain loans due to defects that occurred in the origination of the loan. Such defects are categorized as documentation errors, underwriting errors, or fraud. In addition, the Company is generally required to repurchase loans that experience first payment defaults (and in limited cases, second payment defaults). If there are no such defects or early payment defaults, the Company has no commitment to repurchase loans sold. During the third quarter of 2004, a total of $75.9 million in loans were repurchased by the Company, as compared to $24.8 million in the third quarter of 2003. The Company experienced an increase in loans repurchased during the third quarter of 2004 due to a large amount of repurchases from one certain whole loan investor; the Company does not expect to enter into any future loan sales with this investor and expects loan repurchases in future periods to be more in line with historical trends for similar loans. The Company maintains a reserve for the effect of loans estimated to be repurchased that require a valuation reserve upon repurchase, which is included in other liabilities and totaled $4.7 million and $3.4 million as of September 30, 2004 and December 31, 2003, respectively. Provisions for the repurchase reserve are charged against gain on sale of loans.

     The Company also maintains a reserve for premium recapture that represents the estimate of potential refunds of premiums received on completed loan sales, primarily due to early loan prepayments that may occur under the provisions of the various agreements entered into for the sale of loans held for sale; this reserve totaled $7.1 million and $3.9 million as of September 30, 2004 and December 31, 2003, respectively, and is included in other liabilities. Provisions for the premium recapture reserve are charged against gain on sale of loans.

     The following table provides the amounts of loans sold during the respective periods indicated (thousands of dollars):

                                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                                     ----------------------------      -----------------------------
                                                                        2004             2003              2004             2003
                                                                     -----------      -----------      ------------      -----------

Loan sales (net of repurchases):
  Whole loan .....................................................   $ 6,245,154      $ 2,222,260      $ 14,426,043      $ 6,751,860
  Securitization .................................................       555,814          561,577         2,178,572          561,577
                                                                     -----------      -----------      ------------      -----------
                                                                     $ 6,800,968      $ 2,783,837      $ 16,604,615      $ 7,313,437
                                                                     ===========      ===========      ============      ===========


NOTE C:  LOANS HELD FOR INVESTMENT

     Loans held for investment consist substantially of commercial real estate loans. Commercial real estate loans, which are primarily variable rate (based upon six-month LIBOR and a margin), represent loans secured primarily by first mortgages on properties such as multi-family, office, retail, industrial, lodging and commercial mixed-use properties. The commercial real estate loans are comprised of permanent, bridge and construction loans of relatively short duration (rarely more than five years in length of term and typically shorter, such as two to three years). As of September 30, 2004, the Company had $1.73 billion in unfunded commitments for existing loans and $316.2 million in unfunded commitments for loans not yet booked. Due to the variability in the timing and extent to which these commitments are ultimately funded, these amounts should not generally be used as a basis for predicting future outstanding loan balances. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $108.1 million and $78.3 million as of September 30, 2004 and December 31, 2003, respectively. The Company's commercial real estate loans receivable include mezzanine loans (second mortgage loans, which are subordinate to the senior or first mortgage loans) in the amount of $46.9 million and $36.4 million as of September 30, 2004 and December 31, 2003, respectively. The interest rates charged by the Company on the mezzanine loans are higher than the interest rates on the Company's senior or first mortgage loans as these loans carry the additional risk of being in a subordinated position in the borrowing entity's capital structure.

     During the third quarter of 2004, the Company reclassified its residential real estate loans held for investment of approximately $910 million into loans held for sale; substantially all of which were sold during the third quarter. As a result, the Company no longer carries any residential real estate loans as held for investment.

     The following tables further detail the net loans held for investment as of the dates indicated (thousands of dollars):


                                                                                        SEPTEMBER 30, 2004
                                                                     --------------------------------------------------------------
                                                                      COMMERCIAL    RESIDENTIAL       SYNDICATED
                                                                     REAL ESTATE    REAL ESTATE    COMMERCIAL/OTHER        TOTAL
                                                                     -----------    -----------    ----------------     -----------

Loans outstanding ................................................   $ 3,993,029    $         -    $          7,517     $ 4,000,546
Participations sold ..............................................      (108,058)             -                   -        (108,058)
                                                                     -----------    -----------    -----------------    -----------
Loans outstanding, net of participations sold ....................     3,884,971              -               7,517       3,892,488
Net deferred origination fees and costs ..........................       (35,231)             -                (104)        (35,335)
                                                                     -----------    -----------    ----------------     -----------
Loans outstanding before allowance for loan losses ...............     3,849,740              -               7,413       3,857,153
Allowance for loan losses ........................................      (188,264)             -              (1,358)       (189,622)
                                                                     -----------    -----------    ----------------     -----------
Loans held for investment - net ..................................   $ 3,661,476    $         -    $          6,055     $ 3,667,531
                                                                     ===========    ===========    ================     ===========


                                                                                           DECEMBER 31, 2003
                                                                     --------------------------------------------------------------
                                                                      COMMERCIAL    RESIDENTIAL       SYNDICATED
                                                                     REAL ESTATE    REAL ESTATE    COMMERCIAL/OTHER       TOTAL
                                                                     -----------    -----------    --------------------------------

Loans outstanding ................................................   $ 4,093,313    $   789,951    $         11,472     $ 4,894,736
Participations sold ..............................................       (78,290)             -                   -         (78,290)
                                                                     -----------    -----------    ----------------     -----------
Loans outstanding, net of participations sold ....................     4,015,023        789,951              11,472       4,816,446
Net deferred origination fees and costs ..........................       (33,101)         7,770                (105)        (25,436)
                                                                     -----------    -----------    ----------------     -----------
Loans outstanding before allowance for loan losses ...............     3,981,922        797,721              11,367       4,791,010
Allowance for loan losses ........................................      (195,000)       (15,607)             (2,984)       (213,591)
                                                                     -----------    -----------    ----------------     -----------
Loans held for investment - net ..................................   $ 3,786,922    $   782,114    $          8,383     $ 4,577,419
                                                                     ===========    ===========    ================     ===========



     The Company employs a documented and systematic methodology in determining the adequacy of its allowance for loan losses, which assesses the risk of losses inherent in the portfolio, and represents the Company's estimate of probable inherent losses in the loan portfolio as of the date of the financial statements. The allowance for loan losses methodology incorporates management's judgment concerning the effect of recent economic events on portfolio performance. Activity in the allowance for loan losses is summarized in the following table:


                                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                                       ------------------------      ------------------------
                                                                          2004           2003           2004          2003
                                                                       ---------      ---------      ---------      ---------
                                                                                       (THOUSANDS OF DOLLARS)

Balance - beginning of period ......................................   $ 214,726      $ 191,105      $ 213,591      $ 161,190
Provision for loan losses ..........................................     (10,309)        29,407          6,236         79,936
Recoveries .........................................................         435            607            809            738
Charge-offs ........................................................      (5,374)       (14,081)       (21,158)       (34,826)
Charge-offs (fair value adjustment) ................................      (9,856)             -         (9,856)             -
                                                                       ---------      ---------      ---------      ---------
Balance - end of period ............................................   $ 189,622      $ 207,038      $ 189,622      $ 207,038
                                                                       =========      =========      =========      =========


     For the three and nine month periods ended September 30, 2004, the amount indicated as a fair value adjustment is a result of the transfer of the residential real estate loans held for investment to loans held for sale during the third quarter of 2004.

     In addition to its allowance for loan losses, the Company maintains an allowance for unfunded commercial real estate loan commitments on existing loans and, to a lesser degree, loans not yet funded; this allowance totaled $7.1 million and $5.7 million as of September 30, 2004 and December 31, 2003, respectively, and is included in other liabilities.

     In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms (typically a reduction of the interest rate charged), the loan is classified as a restructured (accruing) loan if the loan is performing in accordance with the agreed upon modified loan terms and projected cash proceeds are deemed sufficient to repay both principal and interest. At September 30, 2004, there were no commercial real estate loans included in accrual status that had been modified during the third quarter of 2004 in connection with debt restructurings. At September 30, 2003, commercial real estate loans totaling $72.4 million were included in accrual status that had been modified during the third quarter of 2003 in connection with debt restructurings.


NOTE D:   RESIDUAL INTERESTS IN SECURITIZED LOANS AND MORTGAGE SERVICING RIGHTS

     Residual interests in loan securitizations are recorded on each transaction as a result of the sale of residential real estate loans through a securitization transaction and the subsequent issuance of net interest margin securities ("NIMs") to monetize the residual interest from the original securitization transaction. During the first quarter of 2003, the Company sold residual interests, established as a result of securitizations transacted during 1999, resulting in a pre-tax gain of $17.5 million. The following table reflects the activity of the residual interests in loan securitizations.

                                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                                        ---------------------     ----------------------
                                                                          2004         2003          2004         2003
                                                                        --------     --------     --------     ---------
                                                                                     (THOUSANDS OF DOLLARS)

Beginning balance at fair value .....................................   $ 12,139     $      -     $  6,530     $  22,749
Sale of residual interests from 1999 transactions ...................          -            -            -       (22,749)
Additions of residual interests .....................................         94        2,246        4,686         2,246
Accretion of interest ...............................................        856           76        2,451            76
Cash received .......................................................          -            -            -             -
Adjustments to fair value ...........................................      4,276            -        3,698             -
                                                                        --------     --------     --------     ---------
Ending balance at fair value ........................................   $ 17,365     $  2,322     $ 17,365     $   2,322
                                                                        ========     ========     ========     =========

     Loans sold through securitization transactions are sold by the Company on a non-recourse basis to off-balance sheet securitization qualified special purpose entities ("QSPEs"), except for representations and warranties customary within the mortgage banking industry. In a NIM transaction, the certificates representing the residual interest from the original securitization transaction are transferred to a QSPE, which issues interest-bearing asset-backed securities. The net proceeds from the sale of the securities, along with a residual interest certificate that is subordinate to the issued securities, represents the consideration received by the Company. The Company allocates its basis in the underlying mortgage loans to the securities sold, the retained residual interests, including mortgage servicing rights, in proportion to their relative fair values on the date of transfer. The residual interest certificate retained from a NIM transaction is subordinate to the NIM securities issued until the NIM securities are paid in full. The residual interests retained from the NIM transactions are classified as "available-for-sale" securities and are measured at fair value; any unrealized gains or losses, net of deferred taxes, are reported as accumulated other comprehensive income, which is a separate component of stockholders' equity. The Company's only ownership interest from its securitization transactions is reflected in the retained residual interests from the NIM transactions of $17.4 million as detailed below. A summary of the loan principal originally securitized, loan principal outstanding, and residual interests at fair value is as follows:

                                                                    AS OF
                                                             SEPTEMBER 30, 2004
                                                           ---------------------
                                                          (THOUSANDS OF DOLLARS)

Loan principal originally securitized .................              $ 3,360,975
Loan principal outstanding ............................                2,827,905
Residual interests at fair value ......................                   17,365


     The Company determines the estimated fair values of the residuals retained from the NIM transactions by discounting the expected net cash flows to be received utilizing the cash-out method and a 20% discount rate, which management believes is commensurate with the risks involved. The Company uses the forward LIBOR curve for estimating interest rates on adjustable rate loans and utilizes the following other key assumptions to estimate the fair value of its residual interest as of September 30, 2004:



                                                  RANGES OF ASSUMPTIONS UTILIZED
    FREMONT HOME LOAN NIM TRUSTS                    AS OF SEPTEMBER 30, 2004
---------------------------------------           ------------------------------

Weighted-average life (years) ...................         1.52   to  1.59
Weighted-average prepayment speed (CPR) .........         41.3%  to  47.0%
Weighted-average coupon .........................         6.74%  to  7.61%
Expected cumulative credit losses ...............         4.3%   to   4.8%


     For each of the above loan securitization transactions, the Company services the underlying loans and receives compensation for doing so. As the servicer for each securitization, the Company is required to make certain reimbursable advances to the securitization QSPE on specific loans it is servicing, to the extent such advances are deemed collectible by the Company from collections related to the individual loan. The total amount outstanding of such servicing advances was $3.8 million and $720,000 at September 30, 2004 and December 31, 2003, respectively, and is included in other assets.

     The following table summarizes the activity in the Company's mortgage servicing rights asset as of September 30, 2004 and 2003, respectively. At the time of securitization or sale of loans on a whole loan basis with servicing rights retained, the Company analyzes whether the benefits of servicing are greater than or less than adequate compensation and, as a result, records a mortgage servicing rights asset or liability, respectively. The factors used to estimate the fair value of the mortgage servicing rights improved slightly during the third quarter of 2004, as compared to the second quarter of 2004, and resulted in a recovery of $60,000 made against the valuation allowance for temporary impairment. The estimated fair value of the Company's mortgage servicing rights at September 30, 2004 and 2003 was $16.3 million and $3.1 million, respectively (in thousands of dollars):

                                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                                        --------------------      ---------------------
                                                                          2004        2003           2004         2003
                                                                        --------     -------      --------      -------

Beginning balance ...................................................   $ 15,209     $     -      $  6,898      $     -
Additions from securitization transactions ..........................      6,722       3,370        18,440        3,370
Amortization ........................................................     (3,186)       (294)       (6,593)        (294)
                                                                        --------     -------      --------      -------
Balance before valuation allowance ..................................     18,745       3,076        18,745        3,076
Valuation allowance for temporary impairment ........................     (2,417)          -        (2,417)           -
                                                                        --------     -------      --------      -------
Mortgage servicing rights - net .....................................   $ 16,328     $ 3,076      $ 16,328      $ 3,076
                                                                        ========     =======      ========      =======


NOTE E: DEBT - FREMONT GENERAL CORPORATION

     The debt of Fremont General is detailed in the following table; none of the Fremont General debt is guaranteed by FIL:



                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                   2004              2003
                                                                               ------------      -----------
                                                                                 (THOUSANDS OF DOLLARS)

Senior Notes due 2004, less discount  (2003 - $8) ............................. $         -      $    22,377
Senior Notes due 2009, less discount  (2004 - $1,410; 2003 - $1,713) ..........     182,040          188,987
Liquid Yield Option Notes due 2013, less discount (2004 - $362; 2003 - $416) ..         628              654
Junior Subordinated Debentures / Preferred Securities .........................     103,093          100,000
                                                                                -----------      -----------
                                                                                $   285,761      $   312,018
                                                                                ===========      ===========

     In 1996, Fremont General Financing I, a statutory business trust (the "Trust") and consolidated wholly-owned subsidiary of Fremont General, sold $100 million of 9% Trust Originated Preferred SecuritiesSM ("the Preferred Securities") in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. The proceeds of $103.1 million related to the sale of the Preferred Securities were invested in 9% Junior Subordinated Debentures of Fremont General ("the Junior Subordinated Debentures"). The Junior Subordinated Debentures are the sole asset of the Trust.

     The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") for its March 31, 2004 financial statements. Pursuant to FIN 46, the Trust is no longer a part of the Company's consolidated financial statements. The $103.1 million of Junior Subordinated Debentures represents the liability to the Trust. The adoption of FIN 46 had no material impact on the Company's financial position or results of operations.

NOTE F: DEPOSITS, FHLB ADVANCES AND WAREHOUSE LINES OF CREDIT - FREMONT INVESTMENT & LOAN

     FIL utilizes the issuance of deposits, which are insured up to certain limits by the Federal Deposit Insurance Corporation ("FDIC"), Federal Home Loan Bank ("FHLB") advances and warehouse lines of credit in funding its operations.

     Certificates of deposit as of September 30, 2004 are detailed by maturity and rates as follows (thousands of dollars, except percents):

                                 MATURING BY       WEIGHTED
                     AMOUNT     SEPTEMBER 30,    AVERAGE RATE
                  -----------   ------------     ------------
                  $ 5,244,696       2005                 2.16%
                      183,110       2006                 4.14%
                          678       2007                 1.94%
                        2,416       2008                 4.97%
                       49,613       2009                 5.82%
                  -----------                    ------------
                  $ 5,480,513                            2.26%
                  ===========                    ============


     Of the total certificates of deposit outstanding at September 30, 2004, $1.9 billion were obtained through brokers.

     The FHLB advances are collateralized by loans pledged to the FHLB. As of September 30, 2004, a total of $2.82 billion in loans were pledged to the FHLB, primarily residential real estate loans. The following table details the amounts due to the FHLB as of September 30, 2004 by maturities and rates (thousands of dollars, except percents):

                               MATURING BY          WEIGHTED
                   AMOUNT     SEPTEMBER 30,       AVERAGE RATE
                 ---------    ------------        ------------
                 $ 338,000        2005                    1.78%
                   389,000        2006                    2.03%
                 ---------                        ------------
                 $ 727,000                                1.92%
                 =========                        ============

     During 2003, FIL established three separate warehouse lines of credit to facilitate the funding of residential real estate loans prior to their sale or securitization. The total funding capacity available at September 30, 2004 under the three facilities was $1.5 billion, of which $750 million was committed. There were no amounts outstanding on these facilities at September 30, 2004. Borrowings, if any, under each of the facilities are secured by loans held for sale as pledged by FIL. Each of the facilities is subject to certain conditions, including but not limited to financial and other covenants including the maintenance of certain capital and liquidity levels. At September 30, 2004, the Company was in compliance with all financial and other covenants related to these facilities.


NOTE G:  INCOME TAXES

     The major components of income tax expense (benefit) are summarized in the following table:



                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                          ----------------------      -------------------------
                                                            2004          2003           2004            2003
                                                          --------      --------       ---------      ---------
                                                                         (THOUSANDS OF DOLLARS)

Federal:
  Current .............................................   $ 23,151      $  5,000       $ 101,512      $     995
  Deferred ............................................     35,089        25,795          56,045         78,580
                                                          --------      --------       ---------      ---------
                                                            58,240        30,795         157,557         79,575
                                                          --------      --------       ---------      ---------

State:
  Current .............................................     (1,848)        9,216          22,763         28,042
  Deferred ............................................      3,386        (1,032)          6,159         (6,590)
                                                          --------      --------       ---------      ---------
                                                             1,538         8,184          28,922         21,452
                                                          --------      --------       ---------      ---------
  Income tax expense ..................................   $ 59,778      $ 38,979       $ 186,479      $ 101,027
                                                          ========      ========       =========      =========

     The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company's deferred tax assets are summarized in the following table:


                                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                                  2004           2003
                                                                              -----------     ----------
                                                                                 (THOUSANDS OF DOLLARS)

Deferred tax assets:
  Mark-to-market on loans held for sale ...................................   $    47,947     $  124,255
  Allowance for loan losses ...............................................        86,454         94,614
  State income and franchise taxes ........................................        13,012         18,661
  Employee benefit expenses ...............................................        14,392         12,100
  Discontinued operations .................................................             -         13,654
                                                                              -----------     ----------
    Total deferred tax assets .............................................       161,805        263,284

Deferred tax liabilities:
  Net deferred loan origination costs .....................................       (20,327)       (65,832)
  Originated mortgage servicing rights ....................................        (4,499)        (2,934)
  Other, net ..............................................................        (7,632)        (1,214)
                                                                              -----------     ----------
    Total deferred tax liabilities ........................................       (32,458)       (69,980)
                                                                              -----------     ----------
Net deferred tax asset                                                        $   129,347     $  193,304
                                                                              ===========     ==========

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

     The Company has a contingency reserve of $38.9 million at September 30, 2004 for the expected maximum tax and interest for tax matters that are in the process of resolution. These tax matters primarily relate to the deduction of certain expenses and losses at the holding company. The contingency reserve is included in other liabilities.


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

     On June 2, 2004, the State of California Insurance Commissioner John Garamendi, as statutory liquidator of Fremont Indemnity, filed suit in Los Angeles Superior Court against Fremont General alleging improper utilization by Fremont General of certain net operating loss deductions allegedly belonging to its Fremont Indemnity subsidiary. Subsequently, the insurance commissioner brought a second case against Fremont General alleging similar causes of action on behalf of Comstock Insurance Company, a former indirect subsidiary of Fremont General, which was subsequently merged into Fremont Indemnity, involving net operating loss deductions and transactions with other insurance subsidiaries and affiliates of Fremont Indemnity. These Complaints involve issues that Fremont General considers were resolved in the Agreement between the California Department of Insurance, Fremont Indemnity and Fremont General. The Agreement, dated July 2, 2002, was executed on behalf of the California Department of Insurance by the Honorable Harry Low, the State of California Insurance Commissioner at that time. Fremont General has honored its obligations under the Agreement, and will continue to do so. Fremont General intends to vigorously defend itself and believes that the complaint mischaracterizes the terms of the Agreement and lacks merit.

     Both of the above cases are now before the same judge. There has not been any significant progress in this litigation. Management and its legal counsel continue to be of the opinion that these cases are without merit and will not have a material effect on the Company's business, financial position or results of operations.

     At September 30, 2004, the Company had a pipeline of loans in process of approximately $1.72 billion in new residential real estate loans, generally subject to the potential borrower meeting the conditions of the loan approval. The Company conditionally quotes interest rates to potential borrowers, which are then subject to adjustment by the Company if any such conditions are not satisfied. Since the Company generally funds the loans at the rates conditionally approved, the quotes are considered to constitute interest rate locks. These interest rate lock commitments, which generally are for 30 days, are treated as derivatives and are carried at their estimated fair value with any changes recorded as a component of gain on sale of residential real estate loans. Fair value is estimated based upon the change in the estimated fair value of the underlying mortgage loans, adjusted for the expected impact of loans not funding within the initial rate lock terms. The change in fair value is measured from the date of the interest rate lock and therefore, at the time of issuance, the value of the interest rate lock is zero. Subsequent to issuance, the interest rate lock value can be positive or negative.

     The Company also enters into commitments to sell forward residential real estate loans to third party investors in whole loan sale transactions. As of September 30, 2004, the Company had approximately $2.39 billion in forward sale commitments to sell at variable rates and terms. These forward sale commitments are recorded at estimated fair value and changes in value are reported as a component of gain on sale of residential real estate loans.

     The Company also enters into interest rate cap contracts as part of its process of securitizing loans and issuing NIMs. These interest rate cap contracts are recorded at estimated fair value with changes in value, prior to securitization and the issuance of NIMs, reported as a component of gain on sale of residential real estate loans.

     As of September 30, 2004, the estimated fair values of the Company's derivatives were as follows (included in other assets or liabilities, as applicable, in the consolidated balance sheets):

                                                                      ESTIMATED
                                                                     FAIR VALUE
                                                                    ------------
                                                                     (THOUSANDS
                                                                     OF DOLLARS)

Interest rate cap contract .......................................   $    10,532
Forward sale commitments .........................................           833
Interest rate lock commitments ...................................        (1,089)
                                                                     -----------
                                                                     $    10,276
                                                                     ===========


     At September 30, 2004, the Company had total loan commitments of $2.05 billion related to commercial real estate loans pending funding or advances under existing loan agreements. While commitment amounts are useful for period-to-period comparisons, caution should be used in attempting to use commitments as a basis for predicting future outstanding balances.


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

     As of September 30, 2004, FIL's regulatory capital exceeded all minimum requirements to which it is subject and the most recent notification from the FDIC categorized FIL as "well-capitalized". To be categorized as "well-capitalized", the institution must maintain capital ratios as set forth in the following table; the FDIC and FIL, however, have agreed that FIL will maintain a Tier 1 Leverage Ratio of at least 8.5%. There have been no conditions or events since that notification that management believes have changed FIL's categorization as "well-capitalized". As of September 30, 2004, FIL's Tier 1 Leverage Ratio was 12.05%. Management does not anticipate any difficulties in maintaining a Tier 1 Leverage Ratio of at least 8.5%. FIL's actual regulatory amounts and related ratios are detailed in the table below.

     Regulatory capital is assessed for adequacy by three measures: Tier 1 Leverage Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital. FIL's Tier 1 Leverage Capital includes common stockholder's equity, a certain portion of its mortgage servicing rights not includable in regulatory capital and other adjustments. Tier 1 Leverage Capital is measured with respect to average assets during the quarter. The Tier 1 Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter. FIL's Total Risk-Based Capital includes the allowable amount of its allowance for loan losses (the allowable amount includable is limited to 1.25% of gross risk-weighted assets). The Total Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter.


                                                            SEPTEMBER 30, 2004
                                                -------------------------------------------
                                                   MINIMUM           ACTUAL        ACTUAL
                                                 REQUIRED (1)        RATIO         AMOUNT
                                                ------------        -------     -----------
                                                  (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Tier 1 Leverage Capital ......................          5.00%        12.05%     $ 1,130,090
Risk-Based Capital:
       Tier 1 ................................          6.00%        16.61%     $ 1,130,090
       Total .................................         10.00%        17.90%     $ 1,217,937



                                                            DECEMBER 31, 2003
                                                -------------------------------------------
                                                  MINIMUM            ACTUAL        ACTUAL
                                                 REQUIRED (1)        RATIO         AMOUNT
                                                ---------------     -------     -----------
                                                  (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Tier 1 Leverage Capital ......................          5.00%         9.54%     $   831,811
Risk-Based Capital:
       Tier 1 ................................          6.00%        12.57%     $   831,811
       Total .................................         10.00%        13.85%     $   916,887


(1) Standard regulatory minimum required to qualify as "well-capitalized".

NOTE K:  TOTAL COMPREHENSIVE INCOME

     The components of total comprehensive income are summarized in the following table:


                                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                                        ---------------------      ------------------------
                                                                          2004         2003          2004           2003
                                                                        --------     --------      ---------     ----------
                                                                                     (THOUSANDS OF DOLLARS)

Net income ..........................................................   $ 85,120     $ 55,493      $ 263,161      $ 188,164
Other comprehensive income (loss):
  Net change in unrealized gains during the period:
    Residual interests in securitized loans .........................      4,277            -          3,699              -
    Investment securities ...........................................          7           17            (34)           (23)
                                                                        --------     --------      ---------      ---------
                                                                           4,284           17          3,665            (23)
  Less deferred income tax expense (benefit) ........................      1,714            7          1,466            (10)
                                                                        --------     --------      ---------      ---------
    Other comprehensive income (loss) ...............................      2,570           10          2,199            (13)
                                                                        --------     --------      ---------      ---------
Total comprehensive income ..........................................   $ 87,690     $ 55,503      $ 265,360      $ 188,151
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

     The following data for the three and nine months ended September 30, 2004 and 2003 provide certain information related to the reportable segment disclosure. Intersegment eliminations relate to the credit allocated to retail banking for operating funds provided to the other three reportable segments.


                                         COMMERCIAL   RESIDENTIAL  SYNDICATED    RETAIL                   INTERSEGMENT     TOTAL
                                         REAL ESTATE  REAL ESTATE  COMMERCIAL    BANKING       OTHER      ELIMINATIONS  CONSOLIDATED
                                         -----------  -----------  ----------   ---------    ---------    ------------  ------------
                                                                        (THOUSANDS OF DOLLARS)

Three months ended September 30, 2004
   Total revenues .....................  $    74,724  $   185,697  $        -   $  43,472    $   3,379    $    (43,455)  $   263,817
   Net interest income ................       49,621       60,933         (48)      5,418       (2,420)              -       113,504
   Income before income taxes .........       37,526      130,833         166           -      (23,627)              -       144,898

Three months ended September 30, 2003
   Total revenues .....................  $    79,277  $   147,169  $       49   $  34,780    $   1,079    $    (34,394)  $   227,960
   Net interest income ................       53,101       42,053         (22)      3,993       (4,901)              -        94,224
   Income before income taxes .........       17,565       97,142        (214)         (3)     (20,018)              -        94,472

Nine months ended September 30, 2004
   Total revenues .....................  $   229,713  $   631,966  $       78   $ 124,557    $  10,276    $   (124,401)  $   872,189
   Net interest income ................      152,604      193,307         (82)     16,306       (9,663)              -       352,472
   Income before income taxes .........      109,398      412,961         417           -      (73,136)              -       449,640

Nine months ended September 30, 2003
   Total revenues .....................  $   232,330  $   393,147  $      684   $ 108,080    $   6,323    $   (107,288)  $   633,276
   Net interest income ................      149,554      104,816        (202)     12,604      (15,607)              -       251,165
   Income before income taxes .........       43,728      255,648       3,928         (97)     (58,324)              -       244,883


 NOTE M: EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:



                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                        ----------------------      ------------------------
                                                                           2004         2003          2004           2003
                                                                        --------      --------      ---------      ---------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income from continuing operations
  (numerator for basic earnings per share) ..........................   $ 85,120      $ 55,493      $ 263,161      $ 143,856
Effect of dilutive securities:
  LYONs .............................................................          4            23             14             70
                                                                        --------      --------      ---------      ---------
Net income from continuing operations available to
  common stockholders after assumed conversions
  (numerator for diluted earnings per share) ........................   $ 85,124      $ 55,516      $ 263,175      $ 143,926
                                                                        ========      ========      =========      =========

Weighted-average shares (denominator for basic
  earnings per share) ...............................................     72,231        70,301         71,833         69,915
Effect of dilutive securities using the treasury
  stock method for restricted stock and stock options:
    Restricted stock ................................................      1,489         1,589          1,432            648
    LYONs ...........................................................         38           202             40            204
    Stock options ...................................................         98            26            118             26
                                                                        --------      --------      ---------      ---------
Dilutive potential common shares ....................................      1,625         1,817          1,590            878
                                                                        --------      --------      ---------      ---------
Adjusted weighted-average shares and assumed conversions
  (denominator for diluted earnings per share) ......................     73,856        72,118         73,423         70,793
                                                                        ========      ========      =========      =========

Basic earnings per share from continuing operations .................   $   1.18      $   0.79      $    3.66      $    2.06
                                                                        ========      ========      =========      =========
Diluted earnings per share from continuing operations ...............   $   1.15      $   0.77      $    3.58      $    2.03
                                                                        ========      ========      =========      =========


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and the currently reported results are based upon the current expectations and beliefs of Fremont General Corporation ("Fremont") and its subsidiaries (combined "the Company") concerning future developments and their potential effects upon the Company. These statements and the Company's results reported herein are not guarantees of future performance or results and there can be no assurance that actual developments and economic performance will be as anticipated by the Company. Actual developments and/or results may differ significantly and adversely from the Company's expected or currently reported results as a result of significant risks, uncertainties and factors beyond the Company's control (as well as the various assumptions utilized in determining the Company's expectations) which include, but are not limited to, the following:

o the variability of general and specific economic conditions and trends, including changes in, and the level of, interest rates and the ability of the Company to manage the risks applicable to its business operations from changes in interest rates;

o the impact of competition and pricing environments on loan and deposit products and the resulting effect upon the Company's net interest margin and net gain on sale;

o changes in the Company's ability to originate loans, and any changes in the cost and volume of loans originated as a result thereof;

o the ability to access the necessary capital and liquidity resources in a cost-effective manner to fund loan originations, the condition of the whole loan sale and securitization markets and the timing of sales and securitizations;

o the impact upon the liquidity of the Company of its ability to sell or securitize the residential real estate loans it originates, the pricing of existing and future loans, and the net premiums realized upon the sale of such loans;

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

o the impact of changes in federal and state tax laws and interpretations, including tax rate changes, and the effect of any adverse outcomes from the resolution of issues with taxing authorities, including the ability to retain the utilization of net tax operating loss carryforwards applied;

o the ability of the Company to maintain an effective system of internal and financial disclosure controls, and to identify and remediate any control deficiencies or material weaknesses in such controls, in particular in meeting the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

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

     FIL has two primary lending operations, commercial and residential real estate, both of which are done on a nationwide basis. FIL's commercial real estate lending operation includes nine regional offices and, as of September 30, 2004, had loans outstanding in 41 states. The residential real estate lending platform originated loans from 45 states through its five regional loan production centers during the third quarter of 2004. FIL funds its operations primarily through deposit accounts sourced in California that are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation ("FDIC"), and to a lesser extent, advances from the Federal Home Loan Bank of San Francisco ("FHLB"). As such, FIL is regulated by the FDIC and the Department of Financial Institutions of the state of California ("DFI").

     FIL's commercial real estate lending operation provides first mortgage financing on various types of income producing properties. The loans that FIL originates are substantially all held for investment, with some loans participated out to reduce credit limit exposures. Loans are originated through broker and borrower relationships and the borrowers are typically mid-size developers and owners seeking a loan structure that provides limited recourse and is short-term, providing bridge or construction financing for comprehensive construction, renovation, repositioning and lease-up of existing or new properties. To manage the credit risk involved in this lending, FIL is focused on the value and quality of the collateral and the quality and experience of the parties with whom it does business. The size of loan commitments originated generally range from $5 million to $50 million, with some loans for larger amounts.

     FIL's residential real estate lending operation originates first, and to a lesser degree, second mortgage loans on a wholesale basis through a network of independent mortgage brokers. FIL offers mortgage products that are designed for borrowers who do not generally satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders, such as Fannie Mae and Freddie Mac and are commonly referred to as "non-prime" or "sub-prime". These borrowers generally have considerable equity in the properties securing their loans, but have impaired or limited credit profiles or higher debt-to-income ratios than conventional mortgage lenders allow. The borrowers also include individuals who, due to self-employment or other circumstances, have difficulty documenting their income through conventional means. FIL seeks to mitigate its exposure to credit risk through underwriting standards that strive to ensure appropriate loan to collateral valuations. All of the loans that FIL originates are currently either sold in whole loan sales to various financial institutions, or to a lesser extent, securitized and sold to various investors. The Company has retained some of these loans as held for investment in prior periods and may do so again in the future.

     The principal market risks the Company faces are interest rate risk, which is the risk that the valuation of the Company's interest sensitive loans and liabilities and its net interest income will change due to changes in interest rates, and liquidity risk, which is the ability of the Company to access the necessary funding and capital resources, in a cost-effective manner, to fund its loan originations or to sell its loans held for sale. The Company endeavors to mitigate interest rate risk by attempting to match the rate reset (or repricing) characteristics of its assets with its liabilities. The Company also utilizes forward loan sale commitments to provide liquidity and to hedge its residential mortgage loan pipeline and loans held for sale, as well as interest rate caps to hedge execution of its securitization transactions. The objective of our interest rate and liquidity risk management activities is to reduce the risk of operational disruption and to reduce the volatility in income caused by changes in interest rates; however, the mortgage banking industry is inherently subject to income volatility due to the effect of interest rate variations on loan production volume, premiums realized on loan sales and securitizations, and loan pre-payment patterns, which in turn effects the valuation of the Company's residual interests and mortgage servicing rights, as well as the amount of loan servicing income realized.

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

o All of the residential real estate loans originated are currently sold for varying levels of gain through whole loan sales to other financial institutions, and to a lesser degree, to various investors through securitization transactions. A held for sale valuation reserve, a loan repurchase reserve and a premium recapture reserve are maintained through provisions (expense) that are recognized in the consolidated statements of income.

     This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented under Item 1, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's accounting policies are essential to understanding management's discussion and analysis of financial condition and results of operations. The Company has identified three accounting policies as being critical because they require more significant judgment and estimates about matters that may differ from the estimates determined under different assumptions or conditions. These critical accounting policies relate to the gain on whole loan sales and securitizations, allowance for loan losses and income taxes. The critical accounting policies and estimates are further discussed in the Management's Discussion and Analysis in the Annual Report on Form 10-K for the year ended December 31, 2003.


RESULTS OF OPERATIONS

     The Company reported net income from continuing operations of $85,120,000 for the third quarter of 2004. This is compared to net income from continuing operations of $55,493,000 for the third quarter of 2003. For the first nine months of 2004, net income from continuing operations totaled $263,161,000, as compared to $143,856,000 for the first nine months of 2003.

     The Company reported income before income taxes of $144,898,000 for the third quarter of 2004 as compared to $94,472,000 for the third quarter of 2003. For the first nine months of 2004, income before income taxes totaled $449,640,000, as compared to $244,883,000 for the first nine months of 2003. The increase in income before income taxes for the third quarter and first nine months of 2004 represents increases of 53% and 84%, respectively, over the results for the third quarter and first nine months of 2003. This is primarily a result of increased levels of net interest income and gain on the sale of residential real estate loans and a lower provision for loan losses, partially offset by an increase in non-interest expense. The increases in the gain on sale of residential real estate loans and non-interest expense are both primarily a result of significantly higher levels of residential real estate loan origination volumes, offset by lower gross premiums realized on the sale of the residential real estate loans.

NET INTEREST INCOME

     The following tables identify the consolidated interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins, as well as an analysis of changes in net interest income due to volume and rate changes, for the third quarter and first nine months of 2004 and 2003:



                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                    ------------------------------------------------------------------------------
                                                                    2004                                       2003
                                                    -------------------------------------        --------------------------------
                                                       AVERAGE                     YIELD/          AVERAGE                   YIELD/
                                                       BALANCE        INTEREST      COST           BALANCE        INTEREST    COST
                                                    ------------     ---------     ------        -----------     ---------   -----
                                                                            (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (1):
  Commercial real estate loans ...................  $ 3,819,339      $  72,405       7.54%       $ 3,942,746     $  77,220    7.77 %
  Residential real estate loans (2) ..............    4,763,213         86,334       7.21%         3,321,231        60,106    7.18 %
  Syndicated commercial loans ....................        3,075              -          -              7,291            49    2.67 %
  Residual interests in securitized loans ........       19,446            856      17.51%             2,267            76   22.66 %
  Cash equivalents and investment securities .....      711,122          3,309       1.85%           220,977           993    1.78 %
                                                    -----------      ---------     ------        -----------     ---------   -----
    Total interest-earning assets ................  $ 9,316,195      $ 162,904       6.96%       $ 7,494,512     $ 138,444    7.33 %
                                                    ===========      =========     ======        ===========     =========   ======

Interest-bearing liabilities:
  Time deposits ..................................  $ 5,325,285      $  29,000       2.17%       $ 3,796,110     $  23,293    2.43 %
  Savings deposits ...............................    1,774,230          9,038       2.03%         1,452,293         7,109    1.94 %
  FHLB advances ..................................      931,239          4,787       2.05%         1,368,837         7,085    2.05 %
  Warehouse lines of credit ......................            -            501          -             29,109           176    2.40 %
  Senior notes due 2004 ..........................            -              -          -             22,385           440    7.86 %
  Senior notes due 2009 ..........................      183,450          3,691       8.05%           190,700         3,836    8.05 %
  LYONs ..........................................          628              7       4.43%             3,140            40    5.05 %
  Junior subordinated debentures/preferred
   securities ....................................      103,093          2,320       9.00%           100,000         2,250    9.00 %
  Other ..........................................       11,204             56       1.99%             3,973            (9)  (0.90)%
                                                    -----------      ---------     ------        -----------     ---------   -----
    Total interest-bearing liabilities ...........  $ 8,329,129      $  49,400       2.36%       $ 6,966,547     $  44,220    2.52 %
                                                    ===========      =========     ======        ===========     =========   ======

Net interest income ..............................                   $ 113,504                                   $  94,224
                                                                     =========                                   =========

Percent of average interest-earning assets:
  Interest income ................................                                   6.96%                                    7.33 %
  Interest expense ...............................                                   2.11%                                    2.34 %
                                                                                   ------                                     ----
  Net interest margin ............................                                   4.85%                                    4.99 %
                                                                                   ======                                     ====



                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                     -----------------------------------------------------------------------------
                                                                    2004                                         2003
                                                     ------------------------------------        ---------------------------------
                                                      AVERAGE                      YIELD/          AVERAGE                   YIELD/
                                                      BALANCE         INTEREST      COST           BALANCE        INTEREST    COST
                                                    -----------      ---------     -----         -----------     ---------   -----
                                                                            (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (1):
  Commercial real estate loans ...................  $ 3,921,667      $ 221,796      7.55%        $ 3,846,399     $ 225,573    7.84%
  Residential real estate loans (2) ..............    5,158,118        269,622      6.98%          2,764,769       154,678    7.48%
  Syndicated commercial loans ....................        4,491             78      2.32%             13,843           149    1.44%
  Residual interests in securitized loans ........       12,477          2,451     26.24%              2,724            76   18.86%
  Cash equivalents and investment securities .....      496,492          6,693      1.80%            234,386         4,779    2.73%
                                                    -----------      ---------     -----         -----------     ---------   -----
    Total interest-earning assets ................  $ 9,593,245        500,640      6.97%          6,862,121       385,255    7.51%
                                                    ===========      =========     =====         ===========     =========   =====


Interest-bearing liabilities:
  Time deposits ..................................  $ 5,240,056      $  82,184      2.09%        $ 3,676,327     $  73,996    2.69%
  Savings deposits ...............................    1,764,570         25,911      1.96%          1,341,291        20,690    2.06%
  FHLB advances ..................................    1,435,697         20,535      1.91%          1,033,937        17,920    2.32%
  Warehouse lines of credit ......................            -            751         -               9,810           176    2.40%
  Senior notes due 2004 ..........................        6,291            372      7.88%             42,586         2,590    8.11%
  Senior notes due 2009 ..........................      186,943         11,293      8.05%            190,700        11,510    8.05%
  LYONs ..........................................          644             24      4.98%              3,129           119    5.08%
  Junior subordinated debentures/preferred
   securities ....................................      103,093          6,959      9.00%            100,000         6,750    9.00%
  Other ..........................................        9,282            139      2.00%             41,460           339    1.09%
                                                    ----------       ---------     -----         -----------     ---------   -----
    Total interest-bearing liabilities ...........  $ 8,746,576      $ 148,168      2.26%        $ 6,439,240     $ 134,090    2.78%
                                                    ===========      =========     =====         ===========     =========   =====


Net interest income ..............................                   $ 352,472                                   $ 251,165
                                                                     =========                                   =========


Percent of average interest-earning assets:
    Interest income ..............................                                  6.97%                                     7.51%
    Interest expense .............................                                  2.06%                                     2.61%
                                                                                   -----                                     -----
    Net Interest Margin ..........................                                  4.91%                                     4.90%
                                                                                   =====                                     =====



(1)  Average loan balances include non-accrual loan balances.
(2)  Includes loans held for sale and other.


                                                    THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                        2004 COMPARED TO 2003                      2004 COMPARED TO 2003
                                                 ------------------------------------      --------------------------------------
                                                     CHANGE DUE TO                               CHANGE DUE TO
                                                 ----------------------                    ------------------------
                                                  VOLUME        RATE          TOTAL         VOLUME          RATE          TOTAL
                                                 --------      --------      --------      ---------      ---------     ---------
                                                                              (THOUSANDS OF DOLLARS)

Cash equivalent and investment securities .....  $  1,617      $    699      $  2,316      $   2,492       $   (578)    $   1,914
Loans
  Commercial real estate ......................    (2,339)       (2,476)       (4,815)         4,257         (8,034)       (3,777)
  Residential real estate .....................    26,127            78        26,205        125,019        (10,114)      114,905
  Other .......................................       741            13           754          1,802            541         2,343
                                                 --------      --------      --------      ---------       --------     ---------
    Total Loans ...............................    24,529        (2,385)       22,144        131,078        (17,607)      113,471
                                                 --------      --------      --------      ---------       --------     ---------
 Total increase / (decrease) in interest
  income ......................................    26,146        (1,686)       24,460        133,570        (18,185)      115,385
                                                 --------      --------      --------      ---------       --------     ---------
 Time deposits ................................    (8,327)        2,620        (5,707)       (24,525)        16,337        (8,188)
 Savings deposits .............................    (1,640)         (289)       (1,929)        (6,215)           994        (5,221)
 FHLB advances ................................     2,249            49         2,298         (5,746)         3,131        (2,615)
 Warehouse lines of credit ....................         -          (325)         (325)             -           (575)         (575)
 Senior notes due 2004 and 2009 ...............       585             -           585          2,435              -         2,435
 LYONs ........................................        33             -            33             95              -            95
 Junior subordinated debentures / preferred
  securities ..................................       (70)            -           (70)          (209)             -          (209)
 Other ........................................       (36)          (29)          (65)           481           (281)          200
                                                 --------      --------      --------      ---------       --------     ---------
 Total increase / (decrease) in interest
  expense .....................................    (7,206)        2,026        (5,180)       (33,684)        19,606       (14,078)
                                                 --------      --------      --------      ---------       --------     ---------
 Increase in net interest income ..............  $ 18,940      $    340      $ 19,280      $  99,886       $  1,421     $ 101,307
                                                 ========      ========      ========      =========       ========     =========

     The Company recorded net interest income for the third quarter of 2004 of $113.5 million as compared to $94.2 million for the third quarter of 2003. For the first nine months of 2004, the Company recorded net interest income of $352.5 million as compared to $251.2 million for the first nine months of 2003. The quarterly and year to date increase in net interest income is primarily a result of an increase in the average interest-earning assets, primarily residential real estate loans. Total average interest-earning assets increased 24% to $9.3 billion during the third quarter of 2004, as compared to $7.5 billion during the third quarter of 2003. The net interest income margin slightly decreased to an annualized 4.85% for the third quarter of 2004 from 4.99% for the third quarter of 2003. Total average interest-earning assets increased 40% to $9.6 billion for the first nine months of 2004, as compared to $6.9 billion during the first nine months of 2003. The net interest income margin also increased slightly to an annualized 4.91% for the first nine months of 2004 from 4.90% for the first nine months of 2003. Net interest income is impacted by the volume, mix and rate of interest-earning assets and interest-bearing liabilities. The decrease in the Company's quarterly net interest margin is due primarily to a higher average liquidity position at FIL during the third quarter of 2004.


PROVISION FOR LOAN LOSSES

     The provision for loan losses was reversed (or credited) in the amount of $10.3 million during the third quarter of 2004 as compared to a $29.4 million provision for the third quarter of 2003. As a result, there was also a significant decrease in the provision for loan losses to $6.2 million for the first nine months of 2004 as compared to $79.9 million for the first nine months of 2003. The reversal in the provision for loan losses during the third quarter was primarily a result of the transfer of the residential real estate loans held for investment to loans held for sale. In addition, the overall decrease in the amount of provision for loan losses in 2004 is attributable to a lower level of net loan charge-offs, non-accrual loans and loans held for investment in its commercial real estate lending operation. Management believes that the allowance for loan losses is adequate to cover the inherent risks within the loans held for investment at September 30, 2004.


NON-INTEREST INCOME

     The gain on the sale of residential real estate loans increased from $83.7 million in the third quarter of 2003 to $89.4 million for the third quarter of 2004. For the first nine months of 2004, the gain on the sale of residential real estate loans increased to $338.6 million, as compared to $211.6 million for the first nine months of 2003. This increase is attributable to a significant increase in the volume of loans sold, partially offset by the realization of lower premiums on the loans sold, in the third quarter and first nine months of 2004, as compared to the third quarter and first nine months of 2003. A total of $6.80 billion in loans were sold (including loans sold via securitization) during the third quarter of 2004, as compared to loan sales of $2.78 billion during the third quarter of 2003. For the first nine months of 2004, a total of $16.60 billion in loans were sold (including loans sold via securitization), as compared to loan sales of $7.31 billion during the first nine months of 2003. The average gross premium on loans sold during the third quarter of 2004 was 3.02% as compared to an average of 4.42% for the third quarter of 2003. For the first nine months of 2004, the average gross premium on loans sold was 3.68% as compared to an average of 4.39% for the first nine months of 2003. Such premiums have exhibited, and are expected to continue to exhibit, variability (often significant) based on various economic and interest rate environments. The gain percentage on these sales decreased from 3.01% in the third quarter of 2003 to 1.32% in the third quarter of 2004. For the first nine months of 2004, the gain percentage on these sales decreased to 2.02%, as compared to 2.89% in the first nine months of 2003.

     The following tables provide the amounts of loans sold during the respective periods and additional detail on the gain on sale (thousands of dollars):


                                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                                     ----------------------------      -----------------------------
                                                                        2004             2003              2004             2003
                                                                     -----------      -----------      ------------      -----------

Loan sales (net of repurchases):
  Whole loan .....................................................   $ 6,245,154      $ 2,222,260      $ 14,426,043      $ 6,751,860
  Securitization .................................................       555,814          561,577         2,178,572          561,577
                                                                     -----------      -----------      ------------      -----------
                                                                     $ 6,800,968      $ 2,783,837      $ 16,604,615      $ 7,313,437
                                                                     ===========      ===========      ============      ===========


                                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                                       ----------------------      ------------------------
                                                                         2004         2003           2004            2003
                                                                       ---------     --------      ---------       --------
                                                                              (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Gross premium recognized on loan sales and securitizations ..........  $ 204,820     $ 123,116     $ 612,897       $ 321,154
Premium recapture and reversal ......................................     (9,191)       (2,791)      (22,133)         (7,864)
                                                                       ---------     ---------     ---------       ---------
Net premium recognized on loan sales and securitizations ............    195,629       120,325       590,764         313,290
Less: Direct costs of loan originations, net of fees received .......    (90,321)      (38,234)     (230,474)        (96,011)
Adjustments to carrying value of loans held for sale ................     (9,390)        1,609       (18,755)         (5,674)
Change in fair value of derivative instruments ......................     (6,552)            -        (2,923)              -
                                                                       ---------     ---------     ---------       ---------
   Gain on sale (GAAP) ..............................................     89,366        83,700       338,612         211,605
Less: Origination expenses allocated during the period of
      origination ...................................................    (53,561)      (21,653)     (145,377)        (60,086)
                                                                       ---------     ---------     ---------       ---------
   Net operating gain on sale .......................................  $  35,805     $  62,047     $ 193,235       $ 151,519
                                                                       =========     =========     =========       =========

Gross premium recognized on loan sales and securitizations ..........       3.02 %        4.42 %        3.68 %          4.39 %
Premium recapture and reversal ......................................      (0.14)%       (0.10)%       (0.13)%         (0.11)%
                                                                       ---------     ---------     ---------       ---------
Net premium recognized on loan sales and securitizations ............       2.88 %        4.32 %        3.55 %          4.28 %
Less: Direct costs of loan originations, net of fees received .......      (1.32)%       (1.37)%       (1.39)%         (1.31)%
Adjustments to carrying value of loans held for sale ................      (0.14)%        0.06 %       (0.12)%         (0.08)%
Change in fair value of derivative instruments ......................      (0.10)%        0.00 %       (0.02)%          0.00 %
                                                                       ---------     ---------     ---------       ---------
   Gain on sale (GAAP) ..............................................       1.32 %        3.01 %        2.02 %          2.89 %
Less: Origination expenses allocated during the period of
      origination ...................................................      (0.79)%       (0.78)%       (0.88)%         (0.82)%
                                                                       ---------     ---------     ----------      ---------
   Net operating gain on sale .......................................       0.53 %        2.23 %        1.14 %          2.07 %
                                                                       =========     =========     =========       =========


o Percentages are of total loan sales and securitizations, net of repurchases, during the period indicated.
o Direct costs are costs directly incurred with the origination of the loans, net of loan fees received from borrowers, and which are deferred and recognized when the loans are sold.
o Premium recapture and reversal represent the recapture or reversal of premium on loans sold which either prepay early per the terms of each sales contract or for certain loans repurchased from prior sales; includes some interest adjustment on loans repurchased.
o Origination expenses represent indirect expenses related to the origination of residential real estate loans during the period of origination and which are not deferred for GAAP. These expenses are included in non-interest expense in the consolidated statement of operations during the period incurred.
o Net operating gain on sale is a supplement to, and not a substitute for, the information presented in the consolidated statement of operations as prepared in accordance with GAAP. The Company utilizes this additional information as part of its management of the total costs and efficiency of its loan origination platform. Furthermore, our definition of the indirect origination expenses may not be comparable to similarly titled measures reported by other companies. The net operating gain on sale amount does not include net interest income on residential real estate loans held for sale or any fair value adjustments on the Company's residual interests in securitized loans.
o The amount of gain on sale is significantly impacted by the timing of loan sales and securitizations. A number of factors influence the timing of loan sales and securitizations, including the current market pricing of the loans, liquidity requirements and other objectives. The sale or securitization of loans have, from time to time, been delayed to a later period, and may be so delayed in future periods.

     The Company's loan servicing income, before mortgage servicing rights amortization and impairment provision, increased from $2.5 million in the third quarter of 2003 to $11.7 million for the third quarter of 2004. For the first nine months of 2004 loan servicing income was $25.6 million versus $6.4 million for the first nine months of 2003. This increase was due to the significantly larger amount of residential real estate loans being serviced by the Company during 2004. The total amount of loans being serviced were $14.9 billion and $6.6 billion as of September 30, 2004, and 2003, respectively.

NON-INTEREST EXPENSE

     Non-interest expense increased during the third quarter and first nine months of 2004, as compared to the third quarter and first nine months of 2003. Compensation expense for the third quarter and first nine months of 2004 represented most of the change as it increased to $51.0 million for the third quarter of 2004 from $38.7 million in the third quarter of 2003 and to $186.2 million for the first nine months of 2004 from $113.5 million in the first nine months of 2003. Both increases are substantially a result of increased residential real estate loan origination volume (which increased 50% and 84% on a quarter-to-quarter and year-to-year comparative basis, respectively), which was a result, primarily, of increased staffing to originate and accommodate the higher loan origination volume, and to a lesser degree, an increase in staff to administer the increase in the loan servicing portfolio. To a lesser degree, other personnel and infrastructure costs increased.


INCOME TAXES

     Income tax expense of $59.8 million and $39.0 million for the quarters ended September 30, 2004 and 2003, respectively, represents effective tax rates for both quarters of 41.3% on income before income taxes from continuing operations of $144.9 million and $94.5 million for the same respective periods. For the nine month periods ended September 30, 2004 and 2003, income tax expense was $186.5 million and $101.0 million, respectively. This represents effective tax rates of 41.5% and 41.2%, respectively, on income before income taxes from continuing operations of $449.6 million and $244.9 million for the same respective periods. The effective tax rates for all periods presented are different than the federal enacted tax rate of 35%, due mainly to various apportioned state income tax provisions resulting from the Company's nationwide lending operations.


LOANS HELD FOR INVESTMENT AND SALE

     The Company's net loans held for investment before the allowance for loan losses, was approximately $3.86 billion at September 30, 2004, as compared to $4.79 billion and $4.65 billion at December 31, 2003 and September 30, 2003, respectively. The Company's residential real estate loans held for sale have increased from $3.10 billion at September 30, 2003 to $4.36 billion at September 30, 2004; this increase is reflective of a significant increase in loan production volume. During the third quarter of 2004, residential real estate loan originations totaled $5.88 billion as compared to $3.92 billion for the third quarter of 2003. During the first nine months of 2004, residential real estate loan originations totaled $16.87 billion as compared to $9.16 billion for the first nine months of 2003.

     The following table shows detail for the Company's loans held for investment outstanding as of the dates indicated (in thousands of dollars):


                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                   2004              2003
                                                                                -----------      -----------

Commercial real estate loans:
  Bridge ....................................................................   $ 1,830,845      $ 1,659,847
  Construction ..............................................................     1,062,676          804,793
  Permanent .................................................................       794,956        1,281,877
  Single tenant credit ......................................................       196,494          268,506
                                                                                -----------      -----------
                                                                                  3,884,971        4,015,023

Residential real estate loans ...............................................             -          789,951
Syndicated commercial loans .................................................         3,013            6,857
Other .......................................................................         4,504            4,615
                                                                                -----------      -----------
                                                                                  3,892,488        4,816,446
Net deferred loan fees and origination costs ................................       (35,335)         (25,436)
                                                                                -----------      -----------
                                                                                  3,857,153        4,791,010
Allowance for loan losses ...................................................      (189,622)        (213,591)
                                                                                -----------      -----------
Loans held for investment - net .............................................   $ 3,667,531      $ 4,577,419
                                                                                ===========      ===========

     As of September 30, 2004, approximately 36.9% and 14.2% of the Company's commercial real estate loans outstanding were secured by properties located within California and New York, respectively; no other state represented greater than 10% of the loan portfolio. The Company's largest single individual commercial real estate loan outstanding at September 30, 2004 was $71.3 million with a total loan commitment of $84.0 million. The second largest loan, however, is cross-collateralized and cross-defaulted, with another loan that is sponsored by the same investment fund on a related real estate project. The combined loan principal outstanding and total loan commitment of these two loans at September 30, 2004 is $78.3 million and $81.9 million, respectively. The Company's largest net commitment for a single loan at September 30, 2004 was $109.5 million; this represents the maximum potential loan amount to the borrower. In addition, the commercial real estate loan portfolio's largest concentration by common investor or sponsor totaled $111.6 million in loan principal outstanding and $127.4 million in total loan commitment at September 30, 2004, and is comprised of two separate loans, each of which was performing as of September 30, 2004.

     The following table stratifies the commercial real estate loans held for investment by loan amounts outstanding as of September 30, 2004 (in thousands of dollars, except percents and number of loans):



                                      NUMBER       TOTAL LOANS
     LOAN SIZE RANGE                 OF LOANS      OUTSTANDING      %
---------------------------          --------      -----------     ---

$0 - $1 million ...................       105      $    20,872       1%
> $1 million - $5 million .........       149          401,955      10%
> $5 million - $10 million ........        98          720,395      19%
> $10 million - $15 million .......        49          604,316      16%
> $15 million - $20 million .......        22          367,862       9%
> $20 million - $30 million .......        27          636,481      16%
> $30 million - $40 million .......        14          499,135      13%
> $40 million - $50 million .......         6          268,302       7%
> $50 million .....................         6          365,653       9%
                                     --------      -----------     ---
                                          476      $ 3,884,971     100%
                                     ========      ===========     ===

     The following tables report the non-performing asset classifications, accruing loans past due 90 days or more, loan loss experience and allowance for loan losses reconciliation for the Company's loans held for investment as of, and for, the respective periods ended; the level of non-performing assets fluctuates and individual commercial real estate loans can have a material impact upon the total (thousands of dollars):


                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                     2004            2003
                                                                                ------------      -----------

Non-accrual loans held for investment:
  Commercial real estate ....................................................   $     64,242      $    71,758
  Residential real estate ...................................................              -            8,482
  Syndicated commercial loans ...............................................          2,908            6,752
                                                                                ------------      -----------
                                                                                $     67,150      $    86,992
                                                                                ============      ===========

Accruing commercial real estate loans past due 90 days or more ..............   $          -      $    36,406
                                                                                ============      ===========

Foreclosed real estate (REO):
  Commercial real estate ....................................................   $     27,327      $    23,621
  Residential real estate ...................................................          1,358            1,845
                                                                                ------------      -----------
                                                                                $     28,685      $    25,466
                                                                                ============      ===========

                                                                             THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                               -----------------------------------------------------------------
                                                                                                  SYNDICATED
                                                                COMMERCIAL      RESIDENTIAL     COMMERCIAL AND
                                                               REAL ESTATE      REAL ESTATE      OTHER LOANS             TOTAL
                                                               -----------      -----------     ---------------        ---------

Beginning allowance for loan losses ........................   $   191,518      $    21,636     $         1,572        $ 214,726
Provision for loan losses ..................................         1,707          (11,766)               (250)         (10,309)
Charge-offs ................................................        (5,353)             (21)                  -           (5,374)
Charge-offs (fair value adjustment) ........................             -           (9,856)                  -           (9,856)
Recoveries .................................................           392                7                  36              435
                                                               -----------      -----------     ---------------        ---------
     Net Charge-offs .......................................        (4,961)          (9,870)                 36          (14,795)
                                                               -----------      -----------     ---------------        ---------
Ending allowance for loan losses ...........................   $   188,264      $         -     $         1,358        $ 189,622
                                                               ===========      ===========     ===============        =========


                                                                             THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                               -----------------------------------------------------------------
                                                                                                  SYNDICATED
                                                                COMMERCIAL      RESIDENTIAL     COMMERCIAL AND
                                                               REAL ESTATE      REAL ESTATE      OTHER LOANS             TOTAL
                                                               -----------      -----------     ---------------        ---------

Beginning allowance for loan losses ........................   $   180,013      $     9,055     $         2,037        $ 191,105
Provision for loan losses ..................................        25,934            3,441                  32           29,407
Charge-offs ................................................       (14,000)             (81)                  -          (14,081)
Recoveries .................................................           569               38                   -              607
                                                               -----------      -----------     ---------------        ---------
     Net Charge-offs .......................................       (13,431)             (43)                  -          (13,474)
                                                               -----------      -----------     ---------------        ---------
Ending allowance for loan losses ...........................   $   192,516      $    12,453     $         2,069        $ 207,038
                                                               ===========      ===========    ================        =========

                                                                              NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                               -----------------------------------------------------------------
                                                                                                   SYNDICATED
                                                                COMMERCIAL      RESIDENTIAL      COMMERCIAL AND
                                                               REAL ESTATE      REAL ESTATE       OTHER LOANS            TOTAL
                                                               -----------      -----------      --------------        ---------

Beginning allowance for loan losses .......................    $   195,000      $    15,607      $        2,984        $ 213,591
Provision for loan losses .................................         12,255           (5,463)               (556)           6,236
Charge-offs ...............................................        (19,519)            (403)             (1,236)         (21,158)
Charge-offs (fair value adjustment) .......................              -           (9,856)                  -           (9,856)
Recoveries ................................................            528              115                 166              809
                                                               -----------      -----------      --------------        ---------
     Net Charge-offs ......................................        (18,991)         (10,144)             (1,070)         (30,205)
                                                               -----------      -----------      --------------        ---------
Ending allowance for loan losses ..........................    $   188,264      $         -      $        1,358        $ 189,622
                                                               ===========      ===========      ==============        =========


                                                                              NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                               -----------------------------------------------------------------
                                                                                                  SYNDICATED
                                                                COMMERCIAL      RESIDENTIAL     COMMERCIAL AND
                                                               REAL ESTATE      REAL ESTATE      OTHER LOANS             TOTAL
                                                               -----------      -----------     ---------------        ---------

Beginning allowance for loan losses .......................    $   147,227      $     7,844     $         6,119        $ 161,190
Provision for loan losses .................................         79,032            4,823              (3,919)          79,936
Charge-offs ...............................................        (34,312)            (315)               (199)         (34,826)
Recoveries ................................................            569              101                  68              738
                                                               -----------      -----------     ---------------        ---------
     Net Charge-offs ......................................        (33,743)            (214)               (131)         (34,088)
                                                               -----------      -----------     ---------------        ---------
Ending allowance for loan losses ..........................    $   192,516      $    12,453     $         2,069        $ 207,038
                                                               ===========      ===========     ================       =========


     Non-accrual loans held for investment were $67.2 million as of September 30, 2004. This is 1.74% of the total loans held for investment as of September 30, 2004. This is compared to $87.0 million in total non-accrual loans as of December 31, 2003, which was 1.82% of the total loans held for investment as of that date. As of September 30, 2004, $64.2 million of the total $67.2 million in non-accrual loans were related to the commercial real estate portfolio. The $64.2 million was comprised of 14 non-accrual loans (the largest having a balance of $15.5 million).

     Total REO was $28.7 million at September 30, 2004, as compared to $25.5 million at December 31, 2003. Commercial real estate REO at September 30, 2004 was comprised of 11 properties, the largest having a balance of $7.2 million. The Company maintains an allowance for losses on REO, which is detailed as follows (thousands of dollars):



                                           AS OF SEPTEMBER 30, 2004                       AS OF DECEMBER 31, 2003
                                   ----------------------------------------     -----------------------------------------
                                    COMMERCIAL     RESIDENTIAL                   COMMERCIAL     RESIDENTIAL
                                   REAL ESTATE     REAL ESTATE      TOTAL       REAL ESTATE     REAL ESTATE       TOTAL
                                   -----------     -----------     --------     -----------     -----------      --------

REO ...........................    $    27,703     $     1,488     $ 29,191     $    26,465     $     2,016      $ 28,481
Allowance for losses ..........           (376)           (130)        (506)         (2,844)           (171)       (3,015)
                                   -----------     -----------     --------     -----------     -----------      --------
REO - net .....................    $    27,327     $     1,358     $ 28,685     $    23,621     $     1,845      $ 25,466
                                   ===========     ===========     ========     ===========     ===========      ========

     The allowance for loan losses, as a percentage of total loans held for investment increased to 4.92% as of September 30, 2004, as compared to 4.50% at June 30, 2004. Total net charge-offs in the third quarter of 2004 totaled $14.8 million, as compared to $13.5 million for the third quarter of 2003. The net charge-offs for the third quarter of 2004 were comprised of $9.9 million related to the residential real estate portfolio transfer to held for sale, with the remaining balance related to commercial real estate loans. For the third quarter of 2003 the net charge-offs were substantially all related to commercial real estate loans.

     During the third quarter of 2004, there were no commercial real estate loans restructured as to their terms and included in accrual status at September 30, 2004. During the third quarter of 2003, there were eight loans that were restructured and included in accrual status.

     The following table shows detail for the Company's residential real estate loans held for sale as of the dates indicated:

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    2004              2003
                                                                                ------------      -----------
                                                                                   (THOUSANDS OF DOLLARS)

Residential real estate loans held for sale:
  Loan principal outstanding:
    First trust deeds .......................................................   $  4,069,089      $ 3,466,432
    Second trust deeds ......................................................        273,197          160,855
                                                                                ------------     ------------
                                                                                   4,342,286        3,627,287
  Deferred origination costs, net of loan fees received .....................         60,859           50,067
  Valuation reserve .........................................................        (41,725)         (23,807)
                                                                                ------------     ------------
  Residential real estate loans held for sale - net .........................   $  4,361,420      $ 3,653,547
                                                                                ============      ===========

Non-accrual residential real estate loans held for sale ("HFS") .............   $     18,830      $     6,253
                                                                                ============      ===========

     The increase in residential real estate loans held for sale is a result of significantly increased loan origination volume. The following table details residential real estate loan origination for the respective periods indicated (thousands of dollars):

                                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                                     ---------------------------     ----------------------------
                                                                         2004           2003             2004             2003
                                                                     -----------     -----------     ------------     -----------

Loan originations:
  First mortgage  ...........................................        $ 5,515,901     $ 3,728,558     $ 15,951,462     $ 8,738,805
  Second mortgage ...........................................            369,076         186,748          918,111         424,994
                                                                     -----------     -----------     ------------     -----------
                                                                     $ 5,884,977     $ 3,915,306     $ 16,869,573     $ 9,163,799
                                                                     ===========     ===========     ============     ===========


                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,              SEPTEMBER 30,
                                                          ----------------------     ------------------------
                                                              2004       2003           2004          2003
                                                          -----------  ---------     ---------     ----------
                                                                (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

FIRST MORTGAGES - ORIGINATION:

TYPE OF PRODUCT:
     Adjustable Rate (2/28) ...........................        83.9%        69.0%         78.1%         72.4%
     Adjustable Rate (3/27) ...........................         3.7%         2.6%          4.0%          1.7%
     Adjustable Rate (5/25) ...........................         1.4%         0.0%          0.5%          0.0%
     Fixed ............................................        11.0%        28.4%         17.4%         25.9%
                                                          ---------    ---------     ---------     ---------
                                                              100.0%       100.0%        100.0%        100.0%
                                                          =========    =========     ==========    =========
PURPOSE:
     Refinance ........................................        54.3%        59.1%         57.7%         61.8%
     Purchase .........................................        45.7%        40.9%         42.3%         38.2%
                                                          ---------    ---------     ---------     ---------
                                                              100.0%       100.0%        100.0%        100.0%
                                                          =========    =========     ==========    =========

Average Loan Size .....................................   $ 210,515    $ 201,011     $ 209,869     $ 194,958
Average FICO Score ....................................         614          629           619           623
Average LTV ...........................................        80.4%        81.7%         81.0%         81.2%


FIRST & SECOND MORTGAGES - ORIGINATION:

GEOGRAPHIC DISPERSION:
     California .......................................        31.9%        45.2%         35.6%         43.9%
     New York .........................................        11.5%         8.8%         11.3%          8.6%
     New Jersey .......................................         7.6%         4.1%          6.0%          4.2%
     Florida ..........................................         7.2%         7.9%          7.6%          8.9%
     Illinois .........................................         5.6%         5.1%          5.4%          4.9%
     All other states .................................        36.2%        28.9%         34.1%         29.5%
                                                          ---------    ---------     ---------     ---------
                                                              100.0%       100.0%        100.0%        100.0%
                                                          =========     ========     =========     =========


LIQUIDITY AND CAPITAL RESOURCES

     FIL finances its lending activities primarily through Federal Deposit Insurance Corporation ("FDIC") insured customer deposits, which totaled $7.3 billion at September 30, 2004. FIL is also eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"), for which financing is available to FIL based upon advance rates on certain pledged collateral and at various rates and terms. At September 30, 2004, FIL had borrowing capacity with the FHLB of $2.49 billion, of which $727 million was borrowed and outstanding. The $2.49 billion in borrowing capacity was based upon a total of $2.82 billion in pledged loan collateral at September 30, 2004. FIL's maximum financing availability, based upon its regulatory assets and subject to the amount of collateral pledged and their related advance rates, was approximately $3.6 billion.

     As of September 30, 2004, FIL had three separate warehouse lines of credit in place for the funding of residential real estate loans prior to their sale or securitization. The total funding capacity of these three facilities was $1.5 billion at September 30, 2004. Borrowings, if any, under each of the facilities are secured by loans held for sale as pledged by FIL. There were no amounts outstanding at September 30, 2004. The three facilities are summarized as follows:

o $500 million master loan and security facility ($250 million committed) with Greenwich Capital Financial Products expiring in September 2005, interest at one-month LIBOR plus a margin of 0.50%.

o $500 million master repurchase facility ($250 million committed) with Credit Suisse First Boston Mortgage Capital expiring in January 2005, interest at overnight LIBOR plus a margin of 0.50%.

o $500 million master repurchase facility ($250 million committed) with Goldman Sachs Mortgage Company expiring in December 2004, interest at one-month LIBOR plus a margin of 0.50%.

     Each of the facilities is subject to certain conditions, including but not limited to financial and other covenants. At September 30, 2004, FIL was in compliance with all financial and other covenants under these facilities. The Company expects to renew its Credit Suisse First Boston and Goldman Sachs facilities prior to their expiration.

     In addition, FIL has a line of credit with the Federal Reserve Bank of San Francisco ("FRB") with a borrowing capacity of $250.5 million at September 30, 2004. There were no amounts outstanding under the line of credit with the FRB at September 30, 2004.

     The Company's residential loan disposition strategy is to primarily utilize both whole loan sales and, to a lesser extent, securitizations. The Company attempts to build multiple whole loan sale relationships to achieve diversity and enhance market liquidity. During the first nine months of 2004, the Company had transacted whole loan sales with 22 different financial institutions, the largest institution representing 21.7% of the total whole loan sales volume during this period.

     The FDIC has established certain capital and liquidity standards for its member institutions and FIL was in compliance with these standards as of September 30, 2004.

     As a holding company, Fremont General pays its operating expenses, interest expense, taxes and stockholders' dividends, and meets its other obligations primarily from its cash on hand and intercompany tax payments from FIL. Dividends of $4.6 million and $2.2 million were paid on Fremont General's common stock in the quarters ending September 30, 2004 and 2003, respectively; however, no assurance can be given that future common stock dividends will be declared.

     During 2003, Fremont General had significant net operating loss carryforwards which were used to offset taxable income generated by FIL. As a result, intercompany payments of federal income tax obligations from FIL, which were otherwise payable to taxing authorities, were available for use by Fremont General for general working capital purposes. The last of the net operating loss carryforwards were fully utilized during 2003 and only current operating losses at Fremont General will offset taxable income generated by FIL; as a result, beginning in 2004, Fremont General is expected to pay most of the federal income taxes it receives from FIL to the federal taxing authorities. There exist certain tax matters from prior years that are in various processes of resolution or determination. The matters primarily relate to the deduction of certain expenses and losses at the holding company. A reserve in the amount of $38.9 million exists at September 30, 2004 for the expected maximum tax and interest for these potential exposures; however, the final resolution of these matters, which is expected to take several years, may be for a lesser amount, possibly significantly lower, depending upon various administrative outcomes. Fremont General does not believe that the actual outcomes of these potential exposures will adversely impact its liquidity.

     Fremont General has cash and cash equivalents of $142.0 million at September 30, 2004 and no debt maturities until March of 2009.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk resulting primarily from fluctuations in interest rates arising from balance sheet financial instruments such as investments, loans (both held for investment and for sale) and debt. Changes, and the timing thereof, in interest rates will affect the Company's net investment income, loan interest, net gain on sale of residential real estate loans, interest expense and total stockholders' equity. The level of net gain on sale of residential real estate loans is highly dependent upon the level of loan origination volume and the net premium paid by the purchasers of such loans. Both the volume and net premium, in turn, are highly dependent upon changes in, and the level of, interest rates and other economic factors. The Company may experience a decrease in the amount of gain it realizes should significant interest rate increases occur or if other economic factors have a negative impact on the value and volume of the loans the Company originates. The objective of the Company's asset and liability management activities is to provide the highest level of net interest and investment income and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk. It is not the Company's policy to utilize derivative instruments as a means to speculate on interest rates.

     As part of its residential real estate mortgage banking operations, the Company enters into commitments to originate loans ("interest rate lock commitments"), which represent commitments that have been extended by the Company, generally for a period of 30 days, at a stated interest rate to its potential borrowers. Typically, the Company hedges the risk of overall changes in the fair value for its loans held for sale through entering into forward loan sale commitments and interest rate cap contracts. The Company determined that certain of its interest rate lock commitments, forward sales commitments and interest rate cap contracts have met the definition of derivatives under SFAS No. 133, "Accounting for Derivative

Instruments and Hedging Activities"; and records them at their estimated fair value. The Company may in the future utilize other derivative instruments as part of its risk management program.

     Quantitative and qualitative disclosures about the Company's market risk are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. There have been no material changes in such risks or in the Company's asset and liability management activities during the nine months ended September 30, 2004.


ITEM 4.  CONTROLS AND PROCEDURES

     As of September 30, 2004, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on that evaluation, the Company's management, including the CEO and CFO, and its audit committee, have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There have been no changes in the Company's internal controls over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

     The Company has begun a detailed assessment of its internal and financial disclosure controls as required by the Sarbanes-Oxley Act of 2002. Although the Company has made this project a top priority, there can be no assurances that any control deficiencies identified and validated will be remediated before the end of the Company's fiscal year or that any remaining unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses.

                           PART II - OTHER INFORMATION



ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


                     ISSUER PURCHASES OF EQUITY SECURITIES


------------------------------------------------------------------------------------------------------------------------------------
                                                                                 (c) TOTAL NUMBER              (d) MAXIMUM NUMBER
                                        (a)TOTAL                                OF SHARES (OR UNITS)         (OR APPROXIMATE DOLLAR
                                        NUMBER OF           (b) AVERAGE          PURCHASED AS PART            VALUE) OF SHARES (OR
                                         SHARES              PRICE PAID            OF PUBLICLY                UNITS) THAT MAY YET BE
                                        (OR UNITS)           PER SHARE            ANNOUNCED PLANS              PURCHASED UNDER THE
              PERIOD                   PURCHASED (1)       (OR UNIT) (1)           OR PROGRAMS                  PLANS OR PROGRAMS
-----------------------------------    -------------       ------------         -------------------          ----------------------

July 1-31, 2004                              90,840            $0
------------------------------------------------------------------------------------------------------------------------------------
August 1-31, 2004                                 -             -
------------------------------------------------------------------------------------------------------------------------------------
September 1-30, 2004                         38,500            $0
------------------------------------------------------------------------------------------------------------------------------------
Total                                       129,340            $0
====================================================================================================================================


(1) Reflects restricted shares of common stock with unlapsed restrictions that were reacquired by the Company at a cost of $0 upon termination of employment by the participant, under the terms of the 1995 Restricted Stock Award Plan and/or 1997 Stock Plan pursuant to which the shares were initially awarded.


ITEM 6:  EXHIBITS


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

     3.3(c)    Fremont General Corporation Bylaw Amendment Adopted by the
               Board of Directors on March 16, 2004. (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2004, Commission File Number 1-8007.)

     4.1 Form of Stock Certificate for Common Stock of the Registrant. (Incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)

   EXHIBIT
     NO.                               DESCRIPTION
 -----------   -----------------------------------------------------------------

     4.2 Indenture with respect to Liquid Yield Option Notes Due 2013 between the Registrant and Bankers Trust Company. (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 filed on October1, 1993, Registration Number 33-68098.)

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


                                       FREMONT GENERAL CORPORATION



Date: November 8, 2004                /s/    LOUIS J. RAMPINO
                                       -----------------------------------------
                                       Louis J. Rampino
                                       President and Chief Executive Officer



Date: November 8, 2004                /s/    PATRICK E. LAMB
                                       -----------------------------------------
                                       Patrick E. Lamb
                                       Senior Vice President, Chief Financial
                                       Officer and Treasurer
                                       (Principal Accounting Officer)