Form 10-K
period 2004-12-31
FREMONT GENERAL CORP
filed 2005-03-16
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number 1-8007

Fremont General Corporation

(Exact Name of Registrant as Specified in its Charter)

Nevada	95-2815260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2425 Olympic Boulevard Santa Monica, California (Address of principal executive offices)	90404 (Zip Code)

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

      The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2004:

Common Stock, $1.00 Par Value — $948,161,000

      The number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2005:

      Common Stock, $1.00 Par Value — 77,232,000 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the proxy statement for the 2005 annual meeting of stockholders are incorporated by reference into Part III of this report.

FREMONT GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

Item 1.	Business

      This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and the currently reported results are based upon the current expectations and beliefs of Fremont General Corporation (“Fremont”) and its subsidiaries (combined “the Company”) concerning future developments and their potential effects upon the Company. These statements and the Company’s results reported herein are not guarantees of future performance or results and there can be no assurance that actual developments and economic performance will be as anticipated by the Company. Actual developments and/or results may differ significantly and adversely from the Company’s expected or currently reported results as a result of significant risks, uncertainties and factors, often beyond the Company’s control (as well as the various assumptions utilized in determining the Company’s expectations), and which include, but are not limited to, the following:

•	the variability of general and specific economic conditions and trends, and changes in, and the level of, interest rates;

•	the impact of competition and pricing environments on loan and deposit products and the resulting effect upon the Company’s net interest margin and net gain on sale;

•	changes in the Company’s ability to originate loans, and any changes in the cost and volume of loans originated as a result thereof, and the effectiveness of the Company’s interest risk management, including hedging, of its funded and unfunded loans;

•	the ability to access the necessary capital resources in a cost-effective manner to fund loan originations, the condition of the whole loan sale and securitization markets and the timing of sales and securitizations;

•	the ability of the Company to sell or securitize the residential real estate loans it originates, the pricing of existing and future loans, and the net premiums realized upon the sale of such loans;

•	the ability of the Company to sell certain of the commercial real estate loans and foreclosed real estate in its portfolio and the net proceeds realized upon the sale of such;

•	the impact of changes in the commercial and residential real estate markets, and changes in the fair values of the Company’s assets and loans, including the value of the underlying real estate collateral;

•	the ability to effectively manage the Company’s growth in assets and volume, including its lending concentrations, and to maintain acceptable levels of credit quality;

•	the ability to collect and realize the amounts outstanding, and the timing thereof, of loans and foreclosed real estate;

•	the variability in determining the level of the allowance for loan losses and the fair value of the mortgage servicing rights and residual interests in securitizations;

•	the effect of certain determinations or actions taken by, or the inability to secure regulatory approvals from, the Federal Deposit Insurance Corporation, the Department of Financial Institutions of the State of California or other regulatory bodies on various matters;

•	the ability of the Company to maintain cash flow sufficient for it to meet its debt service and other obligations;

•	the ability to maintain effective compliance with laws and regulations and control expenses, particularly in periods of significant growth for the Company;

•	the impact and cost of adverse state and federal legislation and regulations, litigation, court decisions and changes in the judicial climate;

•	the impact of changes in federal and state tax laws and interpretations, including tax rate changes, and the effect of any adverse outcomes from the resolution of issues with taxing authorities;

•	the ability to maintain an effective system of internal and financial disclosure controls, and to identify and remediate any control deficiencies, under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	other events, risks and uncertainties discussed elsewhere in this Form 10-K and from time to time in Fremont’s other reports, press releases and filings with the Securities and Exchange Commission.

      The Company undertakes no obligation to publicly update such forward-looking statements.

General

      Fremont General Corporation (“Fremont General” or when combined with its subsidiaries, “the Company”) is a financial services holding company. Fremont General’s financial services operations are consolidated within Fremont General Credit Corporation (“FGCC”), which is engaged in commercial and residential (consumer) real estate lending nationwide through its California-chartered industrial bank subsidiary, Fremont Investment & Loan (“FIL”). Fremont General’s operating strategy is to continue to grow its financial services business nationwide by focusing its resources on the development and expansion of profitable lending products and strong distribution channels. FIL is primarily funded through deposit accounts that are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation (“FDIC”), and to a lesser extent, advances from the Federal Home Loan Bank (“FHLB”). Certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, are not allocated by Fremont General to FGCC or FIL.

      The reported consolidated assets and stockholders’ equity of the Company as of December 31, 2004 were $10.11 billion and $1.01 billion, respectively. The Company reported income before taxes from continuing operations of $601.7 million and net income from continuing operations of $353.8 million for the year ended December 31, 2004.

      Fremont General, a Nevada corporation, was incorporated in 1972. Its corporate office is located at 2425 Olympic Boulevard, 3rd Floor East, Santa Monica, California 90404 and its phone number is (310) 315-5500. Fremont General’s common stock is traded on the New York Stock Exchange under the symbol “FMT”. At December 31, 2004, the Company had approximately 2,600 employees, none of whom is represented by a collective bargaining agreement. The Company believes its relations with its employees are satisfactory. As of December 31, 2004, officers and directors of the Company, their families and the Company’s benefit plans beneficially owned approximately 30% of Fremont General’s outstanding common stock.

Lending Activities

      The Company’s lending operations consist of:

•	The wholesale origination of non-prime or sub-prime residential real estate loans on a nationwide basis which are primarily sold to third party investors on a servicing released basis, or, to a lesser extent, securitized.

•	The origination of commercial real estate loans on a nationwide basis which are all held for investment.

      Lending is substantially all done on a senior and secured basis and the Company seeks to minimize credit exposure through loan underwriting that is focused upon appropriate loan to collateral valuations and cash flow coverages. Loans are originated through independent loan brokers, the Company’s own marketing representatives and referrals from various financial intermediaries and financial institutions. The portfolio of commercial real estate loans held for investment was $3.48 billion at December 31, 2004. In addition, there were residential real estate loans held for sale of $5.45 billion at December 31, 2004.

      The Company’s loans held for investment, as well as the amounts of loans held for sale (which are all residential real estate loans), as of the dates indicated, are summarized in the following table by loan type.

	As of December 31,

	2004	2003	2002

	(Thousands of dollars)
Loans held for Investment:
Commercial real estate loans:
Bridge	$1,512,532	$1,659,847	$1,712,085
Construction	1,020,370	804,793	328,974
Permanent	805,760	1,281,877	1,393,427
Single tenant credit	177,193	268,506	296,787

	3,515,855	4,015,023	3,731,273
Residential real estate loans	—	789,951	392,061
Syndicated commercial loans	—	6,857	26,216
Other	4,526	4,615	4,272

	3,520,381	4,816,446	4,153,822
Deferred fees and costs	(35,767)	(25,436)	(15,937)

Loans before allowance for loan losses	3,484,614	4,791,010	4,137,885
Allowance for loan losses	(171,525)	(213,591)	(161,190)

Loans held for investment — net	$3,313,089	$4,577,419	$3,976,695

	As of December 31,

	2004	2003	2002

	(Thousands of dollars)
Loans held for Sale:
Loan principal balance:
1st trust deeds	$5,036,724	$3,466,432	$1,591,901
2nd trust deeds	383,039	160,855	85,736

	5,419,763	3,627,287	1,677,637
Basis adjustment for fair value hedge accounting	(1,327)	—	—
Net deferred direct origination costs	74,514	50,067	19,984

	5,492,950	3,677,354	1,697,621
Valuation reserve	(38,258)	(23,807)	(20,958)

Loans held for sale — net	$5,454,692	$3,653,547	$1,676,663

Residential Real Estate Lending

      The residential real estate loans originated by the Company are primarily secured by first deeds of trust. These loans generally have principal amounts below $500,000, have maturities generally of 30 years and are underwritten in accordance with lending policies that include standards covering, among other things, collateral value, loan to value and the customer’s debt ratio and credit score. These loans generally are “hybrid” loans which have a fixed rate of interest for an initial period after origination, typically two to three years, after which the interest rate will be adjusted to a rate equal to the sum of six-month LIBOR and a margin as set forth in the mortgage note. This interest rate will then be adjusted at each six-month interval thereafter, subject to various lifetime and periodic rate caps and floors. The loans are generally made to borrowers who do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae (Federal National Mortgage Association) and Freddie Mac (Federal Home Loan Mortgage Corporation) and are commonly known as “sub-prime” or “non-prime”. These borrowers generally have considerable equity in the properties securing their loans, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. These borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income through conventional means. To mitigate the higher potential for credit losses that accompanies these types of borrowers, the Company attempts to maintain underwriting standards that require appropriate loan to collateral valuations. The underwriting guidelines are primarily intended to assess the ability and willingness of the potential borrower to repay the debt and to evaluate the adequacy of the mortgaged property as collateral for the loan. Generally the loans are underwritten with a view toward their resale into the secondary mortgage market through whole-loan sales or securitization. The Company also originates a number of second lien mortgage loans; these are primarily originated contemporaneously with the origination of a first lien mortgage loan on the same property by the Company. The Company’s residential real estate loans are originated nationwide through five regional loan production offices (Brea, CA; Concord, CA; Downers Grove, IL; Tampa, FL; and Elmsford, NY). Origination is done on a wholesale basis nationally through independent loan brokers and through internal marketing representatives.

      Origination volume increased approximately 74% to $23.91 billion in 2004 from $13.74 billion in 2003. Loans were originated in 45 different states during 2004, with the largest volume being originated in California (34.5%), New York (11.3%) and Florida (7.8%). The growth in loan originations during 2004 was the result of further penetration of existing markets and the overall growth in the national sub-prime lending market, which was positively impacted by a continued relatively lower interest rate environment. The following table profiles the loan origination volume for the periods indicated:

	Year Ended December 31,

	2004		2003		2002

	(Thousands of dollars, except percents)
Loan origination volume by lien position:
Firsts	$22,507,624	94.1%	$13,113,202	95.4%	$6,593,412	95.1%
Seconds	1,403,747	5.9%	626,538	4.6%	341,960	4.9%

	$23,911,371	100.0%	$13,739,740	100.0%	$6,935,372	100.0%

For first lien volume only:
Average loan size	$213,746		$197,971		$174,038
Weighted-average coupon	6.99%		7.31%		8.30%
Average bureau credit score (FICO)	619		623		612
Average loan-to-value (LTV)	81.0%		81.6%		80.5%
Product Mix:
ARM — 2/28	80.1%		73.1%		82.3%
ARM — 3/27	3.9%		2.5%		2.0%
ARM — 5/25	0.7%		—		—
Fixed	15.3%		24.4%		15.7%

	100.0%		100.0%		100.0%

Loan purpose:
Purchase	43%		40%		41%
Refinance	57%		60%		59%

	100%		100%		100%

      The current residential real estate loan disposition strategy is to primarily utilize both whole loan sales, and, to a lesser extent, securitizations. During 2004, $22.5 billion in residential real estate loans were sold in whole loan sales to other financial institutions or through loan securitization transactions. The Company seeks to maximize the premiums on whole loan sales and securitizations by closely monitoring the requirements of the various institutional purchasers, investors and rating agencies, and focusing on originating the types of loans that meet their criteria and for which higher premiums are more likely to be realized. The Company also seeks to maximize access to the secondary mortgage market by maintaining a number of relationships with the various institutions who purchase loans in this market; during 2004, the Company transacted whole loan sales with 24 different institutions, as compared to 21 and 17 in 2003 and 2002, respectively. The table below shows the Company’s disposition of loans through such transactions by significant purchasers for the years indicated:

	Year Ended December 31,

	2004		2003		2002

	(Millions of dollars, except percents)
Purchasing Entity:
EMC Mortgage/Bear Stearns	$3,159	13.9%	$25	0.2%	$61	1.1%
Fremont Home Loan Trusts (1)	2,969	13.1%	1,180	10.5%	—	0.0%
RBS Greenwich Capital	2,962	13.1%	2,004	17.9%	708	12.3%
Deutsche Bank	2,720	12.0%	1,037	9.3%	541	9.4%
Lehman Brothers	1,911	8.4%	—	0.0%	220	3.8%
Residential Funding Corporation/GMAC	1,873	8.3%	2,192	19.6%	411	7.2%
CS First Boston	1,848	8.1%	666	6.0%	2,152	37.6%
Washington Mutual	1,354	6.0%	1,664	14.9%	1,272	22.2%
Barclay’s Bank	964	4.3%	—	0.0%	—	0.0%
Goldman Sachs	932	4.1%	1,957	17.5%	—	0.0%
Others	1,983	8.7%	462	4.1%	366	6.4%

	$22,675	100.0%	$11,187	100.0%	$5,731	100.0%

Less: Repurchases	(168)		(99)		(41)

Total Whole Loan Sales & Securitizations	$22,507		$11,088		$5,690

(1)	Fremont Home Loan Trusts are the Company’s securitization transactions.

     In a whole loan sale, the Company enters into an agreement to sell the loans for cash, without recourse, generally on a servicing released basis. After the sale, the Company retains no interest in the underlying loans; however, the Company typically services the loans on an interim basis (for compensation) for a period of time after the sale until the transfer of servicing is completed. As part of the sale process, the Company gives customary representations and warranties regarding the characteristics and the origination process of the loans, as well as generally committing to repurchase certain loans if a payment default occurs within the first one or two months following the date the loan is sold. Historically, the level of repurchases has been insignificant as evidenced by the ratio of total repurchases to total loans sold in 2004 of 0.7% (0.9% and 0.7% in 2003 and 2002, respectively).

      While the Company has primarily utilized whole loan sales as its loan disposition strategy, it also utilizes securitizations in which the Company sells residential real estate loans to a qualifying special-purpose entity, which is established for the limited purpose of purchasing the loans and issuing interest bearing securities that represent interests in the loans. The securitization is treated as a sale and the loans sold are removed from the balance sheet and the Company adds to its consolidated balance sheets the net cash received from the transaction as well as the Company’s retained residual interest in the securitization transaction. The Company is the servicer on the four securitization transactions completed in 2004 and expects to be the servicer on any securitizations it enters into in the future; as such, it also records an asset for the mortgage servicing rights that it retains upon the completion of each securitization. During 2004, the Company entered into four securitizations totaling $2.97 billion in loan principal. The Company expects to continue to utilize securitizations in the future and attempts to minimize the amount of residual interests that it retains by structuring the transactions so that they include the issuance of net interest margin securities (or NIMs). The usage of NIMs concurrent with or shortly after a securitization allows the Company to receive a substantial portion of the gain on the transaction in cash at the closing of the NIMs sale, rather than over the actual life of the loans.

      During 2004, the residential real estate loans previously held for investment were reclassified into loans held for sale. The Company continuously evaluates its disposition options and may at some point in the future begin to again retain some portion of its loan production as held for investment.

      The Company was servicing approximately $15.0 billion of loans as of December 31, 2004. The Company intends to continue to service the loans held for sale and those loans it securitizes; however, it currently does not contemplate servicing loans sold to other parties for more than on an interim basis. The following is a breakdown of the loans being serviced by categorization as of December 31, 2004 (millions of dollars):

Loans in securitizations	$3,172
Loans held for sale	5,455
Loans sold and serviced on an interim basis	6,364

$14,991

Commercial Real Estate Lending

      The commercial real estate lending operation, as of December 31, 2004, consists of 437 loans in its loan portfolio. Loans include short-term bridge facilities for the renovation and lease-up of existing properties, as well as permanent loans which generally have terms for up to five years. Loans also include construction loans, which are loans for the construction of new structures, and also for additions or alterations to existing structures that prohibit occupancy or generation of rental revenue of the property during the construction period. Loans also include longer term single tenant credit loans, however, origination of these loans substantially ceased during the first quarter of 2000. Bridge loans generally are interest-only for up to two year terms. Principal amortization for permanent loans is generally up to 25 years. Approximately 43% of the commercial real estate loan balances outstanding are bridge loans, 29% are construction loans, 23% are permanent loans and 5% are single tenant credit loans. The majority of the commercial real estate loans originated are adjustable interest rate loans based upon six-month LIBOR and an applicable margin, and generally range in loan commitment size from $10 million to $60 million, with some loans for larger amounts.

      The Company originates commercial real estate loans nationwide through its nine regional production offices. The commercial real estate loans originated are generally held for the Company’s own portfolio. Loan origination is primarily through independent loan brokers and, to a lesser degree, directly through its own marketing representatives. The products and capabilities of the commercial real estate lending operation are marketed through the use of trade advertising, direct marketing, newsletters and trade show attendance and sponsorship. The emphasis is on service oriented delivery highlighted by responsiveness and reliability. Loan structures are tailored to meet the needs and risk profiles of individual transactions. The commercial real estate lending philosophy is collateral focused with emphasis on selecting properties that generate stable or increasing income cash flow streams, have strong asset quality and proven sponsorship with defined business plans. Loan structures, particularly in the case of bridge loans, include hold backs for such items as funding of all renovation costs, tenant improvements, leasing commissions and interest carry until property stabilization. For some of the loans in the portfolio, the Company has received guarantees of project completion and debt service from the sponsoring entity. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $131.6 million and $78.3 million as of December 31, 2004 and 2003, respectively. Commercial real estate new loan commitment volume increased to $2.73 billion in 2004 from $2.62 billion in 2003, as per the table below:

	Total Commercial Real
	Estate Loan Commitments

	2004	2003

	(Thousands of dollars)
Senior loans	$2,710,497	$2,576,725
Mezzanine loans	17,051	39,687

	$2,727,548	$2,616,412

Average senior loan size originated	$26,837	$26,293

      The commercial real estate loan portfolio outstanding is primarily secured by first mortgages on properties in California (36.6%) and, to a lesser degree, New York (13.1%), Florida (10.7%), Illinois (7.0%), Texas (4.8%) and the District of Columbia (3.4%). The Company originated loans in 16 different states during 2004 and had loans situated in 39 different states as of December 31, 2004. The real estate securing these loans includes a wide variety of property types including multi-family, office, retail, industrial, land development, lodging and mixed-use properties. The loans in the portfolio were distributed by property type as follows as of the dates indicated:

	As of December 31,

	2004	2003

Multi-Family — Condominiums	25%	9%
Office	18%	23%
Commercial Mixed-Use	12%	16%
Land Development	12%	5%
Industrial	11%	13%
Retail	7%	11%
Multi-Family — Other	5%	10%
Special Purpose	5%	7%
Hotels & Lodging	5%	6%

	100%	100%

      The commercial real estate loan portfolio is stratified by loan size as follows (thousands of dollars):

	Total Loans		# of	Average
Loan Size	Outstanding	%	Loans	Loan Size

$0-$1 million	$17,794	1%	96	$185
>$1 million - $5 million	366,864	10%	134	2,738
>$5 million - $10 million	715,929	20%	98	7,305
>$10 million - $15 million	510,622	15%	43	11,875
>$15 million - $20 million	325,782	9%	19	17,146
>$20 million - $30 million	592,683	17%	25	23,707
>$30 million - $40 million	376,222	11%	11	34,202
>$40 million - $50 million	260,104	7%	6	43,351
>$50 million	349,855	10%	5	69,971

	$3,515,855	100%	437	$8,045

      The commercial real estate loan portfolio contains 11 individual loans with outstanding balances in excess of $40 million as of December 31, 2004, the largest individual loan having an outstanding balance of $105.0 million. The largest commitment to an individual borrower as of December 31, 2004 was $109.5 mil-

lion, of which only $23.7 million was outstanding as of December 31, 2004. As of December 31, 2004, there was no concentration of loans (separate loans on different properties) which have a common investor or equity sponsor for which the aggregate outstanding principal balance of the separate loans exceeded $100 million.

      As of December 31, 2004, the average loan size was $8.0 million (or $10.3 million when loans under $1 million are excluded) and the average loan-to-value ratio was approximately 71%, using the most current available appraised values and current loan balances outstanding. At December 31, 2004, 13 commercial real estate loans were classified as non-accrual, totaling $82.3 million, and there were eight commercial real estate properties owned, totaling $21.3 million, which were acquired through or in lieu of foreclosure on loans. At December 31, 2004, there were no commercial real estate loans that were 90 days or greater past due and on accrual status and the total outstanding balance of loans restructured during 2004 and on accrual status was $9.3 million.

Syndicated Commercial Loans

      During 2004, the Company either sold, liquidated or charged-off the remaining interests in its syndicated commercial loans. The Company had ceased investing in syndicated commercial loans during 2001.

Funding Sources

      The commercial and residential real estate lending and syndicated commercial loan activities are financed primarily through deposit accounts offered by FIL and which are insured by the FDIC (See “Industrial Bank Regulation”). FIL offers certificates of deposit and savings and money market deposit accounts (insured by the FDIC to the legal maximum) through its 20 branches in California. FIL minimizes the costs associated with its accounts by not offering traditional checking, safe deposit boxes, ATM access and other traditional retail services. Deposits totaled $7.55 billion at December 31, 2004 and are summarized as to type as follows (thousands of dollars):

	Number of	Total
	Accounts	Deposits

Savings and money market deposit accounts	29,925	$1,791,450
Certificates of deposit:
Retail	88,082	3,930,327
Brokered	N/M	1,825,203

	118,007	$7,546,980

N/ M — Not meaningful

     Additional financing is available to FIL through advances from the Federal Home Loan Bank of San Francisco (“FHLB”). FIL maintains a credit line with the FHLB which has a maximum financing availability that is based upon a percentage of its regulatory assets, to which the actual borrowing capacity is subject to collateralization and certain collateral sub-limits. The financing by the FHLB is available at varying rates and terms. FIL’s maximum financing availability, based upon its level of regulatory assets, was approximately $3.29 billion as of December 31, 2004. FIL’s actual borrowing capacity, based upon the amount of collateral pledged and the applicable advance rates, was $2.11 billion as of December 31, 2004 (based upon a total of $2.37 billion in pledged loan collateral), with $900 million in outstanding advances. The borrowing capacity of FIL from the FHLB varies from time to time and is dependent upon the amount and timing of loans pledged. The maximum amount outstanding on the FHLB credit line at any month-end during 2004, 2003 and 2002 was $2.81 billion, $1.79 billion and $1.39 billion, respectively. FIL also has a line of credit with the Federal Reserve Bank of San Francisco, and at December 31, 2004 had a borrowing capacity, based upon collateral pledged, of $159.0 million, with no amounts outstanding.

      To expand the capacity and flexibility of funding its residential real estate loan origination volume, the Company maintained three “warehouse” lines of credit during 2004. While the Company has only utilized these facilities on an infrequent basis, they may be used to fund loans prior to their sale or securitization. The three facilities total $1.5 billion of which $750 million is on a committed basis. Borrowing availability is created under the facilities through the pledging of residential real estate loans held for sale. The Company was in compliance with all covenants and requirements of these facilities as of December 31, 2004.

Competition

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

Discontinued Insurance Operations

      The Company’s discontinued insurance operations consist primarily of its property and casualty insurance segment, which was engaged in the underwriting of workers’ compensation insurance business through its subsidiary, Fremont Indemnity Company (“Fremont Indemnity”). This business was classified as discontinued in 2001. Discontinued insurance operations also include the Company’s assumed treaty and facultative reinsurance business and its life insurance business. On July 2, 2002, a Letter Agreement of Run-Off and Regulatory Oversight among the California Department of Insurance (“DOI”), Fremont Indemnity and Fremont General (the “Agreement”) was entered into which provided for mandatory and contingent cash contributions by Fremont General, and increased regulatory control over Fremont Indemnity. The Company, based upon the results of its year-end 2002 actuarial evaluations (which reflected adverse loss development), determined that the financial position of its discontinued insurance operations had experienced further deterioration. As a result, the Company no longer expected that it would recover any of its investment in, or any of its potential future cash contributions to, its discontinued insurance operations and, as a result, incurred a charge for its discontinued insurance operations during the fourth quarter of 2002. Further, as a result of the restrictions contained in the Agreement with the DOI, the additional adverse loss development, and other actions taken by the DOI during the fourth quarter of 2002, including placing further restrictions on Fremont Indemnity’s ability to direct the activities of the run-off of the discontinued insurance operations, the Company no longer had effective control of these operations and its activities were done at the consent and under the direction of the DOI. Accordingly, the assets and liabilities of the discontinued workers’ compensation insurance operations as of December 31, 2002 were removed from the consolidated balance sheets. (See Note T of Notes to Consolidated Financial Statements.)

Regulation and Supervision

      FIL is chartered as an industrial bank and, as such, is subject to the supervision and regulation by the Department of Financial Institutions of the State of California (“DFI”) and, as an insured depository institution, by the FDIC. Fremont General is generally not directly regulated or supervised by the DFI, the FDIC, or any other bank regulatory authority, except with respect to guidelines concerning its relationship with its industrial bank subsidiary. FIL is examined on a regular basis by both agencies. At December 31, 2004, FIL was in compliance with the regulatory requirements of these agencies. Federal and state regulations also prescribe certain minimum capital requirements and FIL is in compliance with such requirements.

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

      Federal regulations require banks to maintain adequate allowances for potential loan losses. The Company has an internal loan review staff that continually reviews loan quality and ultimately reports to the Audit Committee. Management also performs an analysis which includes a detailed review of the classification and categorization of problem loans, assessment of the overall quality and collectibility of the loan portfolio, consideration of loan loss experience, trends in problem loans, concentrations of credit risk (by loan size, property types and geographic region), and current economic conditions. Based on this analysis, management, with the review and approval of the Audit Committee, determines the adequate level of allowance required. The allowance for loan losses is allocated to different aspects of the loans held for investment, but the entire allowance is available for the loan portfolio in its entirety.

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

      In 1992, the FDIC adopted new regulations that defined five capital categories for purposes of implementing the requirements under FDICIA. The five capital categories, which range from “well-capitalized” to “critically under-capitalized”, are based on the level of risk-based capital measures. The minimum risk-based capital ratios for Tier-1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets to be classified as well-capitalized are 6.0% and 10.0%, respectively. At December 31, 2004 FIL’s Tier-1 capital and total risk-based capital ratios were 17.26% and 18.54%, respectively.

      In addition, bank regulatory agencies established a leverage ratio to supplement the risk-based capital guidelines. The leverage ratio is intended to ensure that adequate capital is maintained against risks other than credit risk. A minimum required ratio of Tier-1 capital to total assets of 3.0% is required for the highest quality bank holding companies that are not anticipating or experiencing significant growth. All other banking institutions must maintain a leverage ratio of 4.0% to 5.0% depending upon an institution’s particular risk profile. At December 31, 2004, FIL’s leverage ratio was 12.71%.

      Banking organizations that are experiencing or anticipating significant growth are expected to maintain capital ratios above the minimum levels. In addition to the uniform risk-based capital guidelines and leverage ratios that apply across the industry, the federal banking agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. As of December 31, 2004, FIL’s regulatory capital exceeded all minimum requirements to which it is subject and the most recent notification from the FDIC categorized FIL as well-capitalized. To be categorized as well-capitalized, the institution must maintain a total risk-based capital as set forth in the paragraphs above; the FDIC and FIL, however, have agreed that FIL will maintain a Tier-1 Leverage Ratio of at least 8.5%. As of December 31, 2004, FIL’s Tier-1 Leverage Ratio was 12.71%. Management does not anticipate any difficulties in maintaining a Tier-1 Leverage Ratio of at least 8.5% and there have been no conditions or events since the FDIC’s most recent notification that management believes have changed FIL’s categorization as well-capitalized.

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

      The Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was passed into law. The Sarbanes-Oxley Act applies to all companies required to file periodic reports with the United States Securities and Exchange Commission and contains a number of significant changes relating to the responsibilities of directors, board committees, officers and auditors as well as reporting and governance obligations. The Company has implemented the necessary procedures and documentation to comply with the applicable current requirements of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires that (beginning with the Company’s December 31, 2004 report on Form 10-K) management assess the effectiveness of the Company’s internal control over financial reporting. The Company’s independent auditor is to then report on management’s assessment. The Company has incurred, and expects that it will continue to incur, additional personnel and outside professional costs as a result of complying with Section 404.

Risk Factors

Operating Results and Financial Condition May Vary

      The Company’s profitability can be affected significantly by many factors including competition, the valuation of its loans and other assets, access to capital, funding sources, and secondary markets, the severity of loan losses, fluctuation in interest rates and the rate of inflation, legislation and regulations, court decisions, the judicial and regulatory climate and general economic conditions and trends, all of which are outside of the Company’s control. In addition, results may be affected by the ability to contain expenses and to implement appropriate technological changes, particularly as a result of the significant growth experienced by the Company in its loan origination volume. The Company has expended significant effort to upgrade its infrastructure to meet the requirements of this growth and expected future growth; however, the Company could be adversely affected if it were not able to effectively manage the impact of this growth, or be able to reduce expenses if origination volumes were significantly reduced. Any of these factors could contribute to significant variation in the Company’s results of operations from quarter to quarter and from year to year.

      During periods when economic conditions are unfavorable, the Company may not be able to originate new loan products or maintain the credit quality of its loans, both in the loans it holds for investment and those it holds for sale, as well as for those loans that have been securitized, at previously attained levels. This may result in increased levels of non-performing assets and net credit losses. Changes in market interest rates, or in the relationships between various interest rates, could cause interest margins to be reduced and may result in significant changes in the prepayment patterns of the Company’s loans. These risk factors could adversely affect the value of the loans (both held for investment and held for sale) and their related collateral, both of which could adversely affect the results of operations and financial condition. Additionally, material deterioration in the performance of the residential real estate loans that have been sold by the Company in either whole loan sales or securitizations could adversely impact the pricing and structure of such future transactions. The Company’s ability to sell or securitize its loans is dependent upon the conditions and liquidity of the secondary markets, and the investor relationships that it has developed; the Company attempts to limit such risk through the continued development of existing and new relationships and maintaining appropriate liquidity levels within the Company.

      The residential mortgage industry, in particular, is a cyclical business that generally performs better in a low interest rate environment such as the current one. The environment of historically low interest rates over the past two years has been very favorable for the Company’s origination volumes. As the industry transitions to a higher interest rate environment, the demand for residential real estate loans is expected to decrease to some degree, which could result in lower origination volumes and net gains on residential real estate loans sold. In addition, other external factors, including tax laws, the strength of various segments of the economy and demographics of our lending markets, could influence the level of demand for residential real estate loans. Gain on the sale of loans is a large component of the Company’s earnings and would be adversely impacted by a significant decrease in residential real estate loan origination volume or in the premiums received on the sale of the loans, as well as significant increases in the cost of originating the loans. The amount of gain on sale is also significantly impacted by the timing of loan sales and securitizations. A number of factors influence the timing of loan sales and securitizations, including the current market pricing of the loans, liquidity requirements and other objectives. The sale or securitization of loans have, from time to time, been delayed to a later period, and may be so delayed in future periods.

      The Company has experienced strong net interest income margins on its loans held for investment and held for sale in the past two years, primarily as a result of the low interest rate environment. The transition to an increasing interest rate environment may put pressure on these margins as a result of lag, repricing and basis risk, as well as the impact of competition on the interest rates related to the various deposit products offered by FIL. Lag risk results from the inherent timing difference between the repricing of adjustable-rate assets and liabilities. Repricing risk is caused by the mismatch in the maturities between assets and liabilities. Basis risk occurs when assets and liabilities have similar repricing frequencies but are tied to different market interest rate indices. These risks and the Company’s ability to be effective in its interest rate risk management, especially during periods of significant growth in its loan origination volume, can produce volatility in net interest income during periods of interest rate movements and may result in lower net interest margins.

      The Company’s residential real estate loans in the unfunded pipeline or held prior to sale are exposed to changes in their fair value due to changes in interest rates. The Company enters into derivative financial instruments using hedging strategies to mitigate the impact of interest rate changes on an economic and accounting basis. The overall effectiveness of these hedging strategies are subject to market conditions, the Company’s ability to accurately assess and estimate the characteristics of its hedged loans, and the quality of the Company’s execution of its hedging transactions. Hedging is susceptible to pre-payment risk, market volatility and the quality of assumptions utilized; there can be no assurance as to how successful the Company’s hedging activities will be under various interest rate scenarios.

Allowance for Loan Losses May Prove to Be Inadequate

      The Company maintains an allowance for loan losses on its portfolio of loans held for investment in amounts that it believes is sufficient to provide adequate protection against potential losses. To mitigate for the somewhat higher potential risk of the lending that is primarily engaged in and for the impact that adverse economic developments could have on its loans, the Company lends primarily on a senior and secured basis. The Company also attempts to carefully evaluate the underlying collateral that secures these loans and to maintain underwriting standards that are designed to effect appropriate loan to collateral valuations and cash flow coverages. Although the Company believes that its level of allowance is sufficient to cover probable credit losses, the allowance could prove to be inadequate due to unanticipated adverse changes in economic conditions or discrete events that adversely affect specific borrowers, industries or markets. Any of these changes could impair the Company’s ability to realize the expected value of the collateral securing certain of its loans or the timing of the realization thereof. The Company has increased the level of construction lending in its portfolio, for which it has limited historical loss patterns to utilize in its evaluation, and may be subject to actual loss experience at higher levels than anticipated. The Company also originates a substantial number of larger loans, and even one problem loan could cause a significant increase in the level of non-performing loans. A group of several large problem loans, or the impact from deteriorating conditions upon certain property type categories in which there exists a concentration, could cause the levels of non-performing loans and net-charge offs to significantly exceed historical levels previously experienced by the Company.

Competition May Adversely Affect the Company’s Market Share and Operating Results

      The Company competes in markets that are highly competitive and are characterized by factors that vary based upon loan product and geographic region. The markets in which the Company competes are typically characterized by a large number of competitors who compete for loans based primarily upon price, terms and loan structure. FIL also competes for deposits to fund its operations. Competition is highly price-sensitive and competitive forces could affect FIL’s ability to source adequately priced deposits. The Company primarily competes with banks and mortgage and finance companies, many of which are larger and have greater financial resources, and are less reliant on the secondary mortgage market as an outlet for their loan production (due to their greater capacity to hold loans for investment rather than for sale). The competitive forces of these markets could adversely affect net interest income, gains on loan sales, loan origination volume, provision for loan losses or operating expenses.

Geographic and Property Type Concentrations of Business Could Adversely Affect the Company’s Operations

      While the Company attempts to diversify its loan origination by geographic region, the geographic concentration of commercial and residential real estate loans remains in California. At December 31, 2004, approximately 37% of the commercial real estate loans in the portfolio, and 32% of the residential real estate loans held for sale were collateralized by properties located in California. Adverse events in California, such as real estate market declines or the occurrence of natural disasters upon property located therein, may have a more significant adverse effect upon the operating results and financial condition than if a higher percentage of loans were collateralized by properties located outside of California. The Company also has concentrations in its commercial real estate loan portfolio as to collateral types, in particular, multi-family properties involving the conversion and construction of condominiums. While the Company believes that its underwriting guidelines are conservative and maintains enhanced risk management processes for its significant market and property type concentrations, the occurrence of adverse events or economic deterioration impacting markets or property type categories in which the Company has concentrations, may have a more significant adverse effect upon its financial condition than if the loan portfolio was more diverse.

Regulatory Developments May Adversely Affect the Company’s Operations

      FIL is subject to supervision and regulation by the DFI and the FDIC. Federal and state regulations prescribe certain minimum capital requirements and, while FIL is currently in compliance with such requirements, in the future, additional capital contributions to FIL from Fremont General, or other actions, may be necessary in order to maintain compliance with such requirements. Future changes in government regulation and policy could adversely affect the banking industry. Such changes in regulations and policies may place restrictions on or make changes to the Company’s lending business, increase minimum capital requirements and increase the costs of compliance and sourcing deposits.

      The sub-prime residential real estate lending business is subject to extensive laws, regulations and ordinances that establish enhanced protections and remedies for borrowers who receive such loans. Certain jurisdictions are examining the passage of further laws and rules, some of which extend beyond curbing predatory lending practices to restricting commonly accepted lending activities. While the federal government is examining rules for achieving a national standard that would create consistency among various jurisdictions, further implementation of restrictive regulatory developments could reduce loan origination volume and could restrict, potentially significantly, the secondary market (both whole loan sales and securitizations) for sub-prime residential real estate loans. Such a reduction in origination volume or a restriction in market conditions could have a material adverse impact upon the Company’s future business prospects.

Liquidity Risk

      The Company’s principal financing needs for its operations are to fund the origination of commercial and residential real estate loans and to provide liquidity as needed for ongoing operations and obligations. The primary sources of funds to meet these needs currently include deposits, whole loan sales and securitizations, advances from the FHLB and capital. The Company also maintains warehouse lines of credit to supplement its primary funding sources. The Company’s ability to attract and maintain deposits, to access the secondary markets to transact whole loan sales or securitizations of residential real estate loans, to access FHLB advances, to potentially obtain other sources of financing and to generate capital are critical to the ongoing operations of the Company. Market conditions, regulatory status and the financial condition of the Company, in particular FIL, are the primary factors governing our ability to maintain liquidity and to increase capital. Adverse developments in any of these factors could have a negative impact upon the Company.

Available Information: Website Access to Periodic Reports

      Fremont General’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available on the Fremont General website at www.fremontgeneral.com under “Financials” — “SEC Filings” as soon as reasonably practicable after the reports have been filed electronically with the Securities and Exchange Commission (“SEC”). On or about April 7, 2005 our 2005 Proxy Statement will be available on the website. Copies of Fremont General’s Form 10-K, Form 10-Q and other reports filed with the SEC can be obtained directly from Fremont General’s website or from the SEC’s website at www.sec.gov.

      Information relating to corporate governance at the Company, including our Guidelines on Significant Governance Issues, Code of Ethics for Senior Financial Officers, Code of Conduct (for all employees including executive officers and directors) and Board committees and committee charters is available on the website under “Corporate Governance.” Information relating to transactions in Fremont General’s securities by directors and officers is also available on the website under “Financials” — “SEC Filings.”

      We will provide any of the foregoing information without charge upon written request to, Fremont General Corporation, Investor Relations, 2425 Olympic Boulevard, Third Floor, Santa Monica, CA 90404, or by email request to invrel@fmt.com. Information relating to shareholder services, including book-entry share ownership and direct deposit of dividends, is available on the website under “Company” — “Shareholder Information.”

Item 2.	Properties

      The Company leases substantially all of its office facilities in various cities for its corporate and subsidiary operations. The Company considers these facilities to be adequate for its operating needs.

Item 3.	Legal Proceedings

      Fremont General and its subsidiaries and affiliates are parties to various legal proceedings, which in some instances include claims for punitive damages, most of which are considered routine and incidental to their business. The Company believes that ultimate resolution or settlement of such matters will not have a material adverse effect on its consolidated financial position.

      On June 2, 2004, the State of California Insurance Commissioner John Garamendi (the “Commissioner”), as statutory liquidator of Fremont Indemnity filed suit in Los Angeles Superior Court against Fremont General alleging improper utilization by Fremont General of certain net operating loss deductions (“NOLs”) allegedly belonging to its Fremont Indemnity subsidiary. This complaint involves issues that Fremont General considers were resolved in the Agreement among the DOI, Fremont Indemnity and Fremont General. The Agreement, dated July 2, 2002, was executed on behalf of the DOI by the Honorable Harry Low, the State of California Insurance Commissioner at that time. Fremont General has honored its obligations under the Agreement, and will continue to do so, and believes that the complaint mischaracterizes the terms of the Agreement and lacks merit.

      On January 25, 2005, the Company’s motions to dismiss the lawsuit brought by the Commissioner, on behalf of Fremont Indemnity against the Company were argued and heard before the Superior Court of the State of California. On January 26, 2005 the Court issued its rulings dismissing all the causes of action in the complaint as follows:

      The Court found that the Company properly utilized the NOLs in accordance with the Agreement. As a result of this finding, all causes of action were dismissed without leave to amend, except for the 7th cause of action for alleged concealment by the Company of a potential reinsurance dispute, which was dismissed with leave to amend. The Commissioner has the right to amend the 7th cause of action with allegations that are fact-specific. The Company believes that the 7th cause of action is without factual merit.

      In addition, the Court rejected the Commissioner’s request for findings that the Company’s use of the NOLs and worthless stock deduction were voidable preferences and/or fraudulent transfers. The Court also rejected the Commissioner’s request for injunctive relief to force the Company to amend its prior consolidated income tax returns to remove and forgo the worthless stock deduction for its investment in Fremont Indemnity.

      The Commissioner subsequently filed a second complaint against Fremont General on behalf of Comstock Insurance Company, a former affiliate of Fremont Indemnity, which was subsequently merged into Fremont Indemnity. This case alleges similar causes of action regarding the usage of NOLs as in the Fremont Indemnity case as well as transactions with other insurance subsidiaries and affiliates of Fremont Indemnity. This matter has now been deemed a related case to the Fremont Indemnity case and is before the same judge. Fremont General is represented by the same counsel and has filed its Motion to Dismiss, which has not yet been heard and argued. The Company believes that this complaint also involves issues that were resolved by the Agreement and that the lawsuit lacks merit.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      Fremont General’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “FMT.” The following table sets forth the high and low sales prices of Fremont General’s common stock as reported as composite transactions on the NYSE and the cash dividends declared on the common stock during each quarter presented.

			Dividends
	High	Low	Declared

2004
1st Quarter	$31.00	$15.75	$0.05
2nd Quarter	30.72	16.76	0.06
3rd Quarter	23.19	16.90	0.06
4th Quarter	25.58	19.11	0.07

Total			$0.24

2003
1st Quarter	$7.10	$4.15	$0.03
2nd Quarter	14.99	6.80	0.05
3rd Quarter	15.96	12.10	0.04
4th Quarter	19.09	12.72	0.05

Total			$0.17

      On December 31, 2004, the closing sale price of Fremont General’s common stock on the NYSE was $25.18 per share. There were 1,596 stockholders of record as of December 31, 2004.

      The Company maintains a Supplemental Executive Retirement Plan (“SERP”) which had Fremont General common stock as a deemed investment option. The SERP Trust is a grantor trust subject to the Company’s general creditors that holds investments designed to track the participant’s deemed investments. When the Company allocated matching contributions to the SERP, the Company contributed shares of Fremont General common stock to the SERP Trust. SERP participants have investment discretion with respect to the deemed investment in Fremont General stock under their respective SERP accounts as governed by the terms of the SERP. From time to time SERP participants have directed the SERP’s Trustee to redirect their deemed investments out of Fremont General common stock at which time, to effect the change, the SERP Trustee sold shares of Fremont General common stock for cash at various prices in open market transactions without the use of any underwriters. The aggregate amount sold during 2004 was 77,871 shares. There was no exemption for these transactions under the Securities Act of 1933. The Company has changed this practice. Any such shares of Fremont General common stock sold by the SERP Trustee are now repurchased by the Company under a share repurchase program authorized by the board of directors. Effective December 31, 2004, no further allocations will be made by employees or by the Company to the SERP. Effective January 1, 2005, the Company implemented the new Supplemental Executive Retirement Plan II (“SERP II”) that does not include Fremont General common stock as a deemed investment option and the Company’s matching contribution allocations to the SERP II are made in cash.

      Fremont General has paid cash dividends in every quarter since its initial public offering in 1977. While the intent is to continue to pay dividends, the decision to do so is made quarterly by the Board of Directors and is dependent on the earnings of the Company, management’s assessment of future capital needs, and other factors.

Equity Compensation Plan Information

      The following table sets forth for each of the Company’s equity compensation plans, the number of shares of our common stock subject to outstanding stock options and Stock Rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2004.

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to		under
	be Issued upon	Weighted-average	Equity
	Exercise	Exercise Price of	Compensation
	of Outstanding	Outstanding	Plans, Excluding
	Options,	Options,	Securities Reflected
	Warrants and	Warrants and	in
	Rights	Rights	Column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,260,096 (1)	$14.9375 (2)	3,256,464	(3)
Equity compensation plans not approved by security holders	148,954 (4)	—	376,790	(4)(5)

Total	1,409,050		3,633,254

(1)	Represents shares issuable upon exercise of outstanding stock options awarded under the 1989 Non-Qualified Stock Option Plan and outstanding rights to acquire common stock allocated by the Company in the form of stock units under the SERP.

(2)	Represents only the average exercise price of outstanding stock options awarded under the 1989 Non-Qualified Stock Option Plan. Stock units under the SERP are valued at distribution at the then current market value, a value that is not determinable in advance of the actual distribution. Accordingly, column (b) does not include a weighted-average exercise price of the outstanding stock units under the SERP.

(3)	Represents shares available for options or restricted stock awards under the 1997 Stock Plan. Generally, the 1997 Stock Plan provides for the grant of stock options and/or restricted stock awards to officers, employees and directors of the Company. Restricted stock awards are subject to repurchase by the Company until restrictions on the shares lapse.

(4)	The number of shares in column (a) represents outstanding rights to acquire common stock allocated by the Company in the form of stock units under the SERP and Excess Benefit Plan. The SERP and Excess Benefit Plan are deferred compensation plans. The Excess Benefit Plan does not contain a limit on the number of shares that may be issued to participants under this plan, and therefore, the number of shares in column (c) does not include the shares that may be delivered in the future under this plan.

(5)	Represents shares available for the issuance of restricted stock awards under the 1995 Restricted Stock Award Plan (“1995 Plan”). Generally, the 1995 Plan provides for the grant of restricted stock awards to officers, employees and directors of the Company. The restricted stock awards are subject to repurchase by the Company until restrictions on the shares lapse.

Issuer Purchases of Equity Securities

      The following table sets forth the issuer purchases of equity securities for the fourth quarter of 2004.

			Total Number	Maximum Number
			of Shares (or	(or Approximate
			Units) Purchased	Dollar Value)
	Total		as Part of	of Shares (or
	Number of	Average	Publicly	Units) that May
	Shares (or	Price Paid	Announced	Yet Be Purchased
	Units)	per Share (or	Plans or	Under the Plans or
Period	Purchased	Unit)	Programs	Programs

October 1 – 31,	—	—	—
November 1 – 30,	106,948	$22.78	106,948
December 1 – 31,	55,609	$23.73	55,609
Total	162,557	$23.10	162,557	1,558,584

Item 6.	Selected Financial Data

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Thousands of dollars, except per share data)
Statements of Operations Data:
Interest and fee income on loans	$657,664	$539,588	$433,366	$408,641	$379,243
Interest income — other	13,660	6,285	4,406	14,272	28,868

	671,324	545,873	437,772	422,913	408,111
Interest expense	(202,565)	(182,163)	(191,839)	(254,703)	(261,306)

Net interest income	468,759	363,710	245,933	168,210	146,805
Provision for loan losses	6,842	(98,262)	(108,118)	(53,374)	(17,526)
Non-interest income	483,230	352,264	204,774	101,797	54,813
Non-interest expense	(357,161)	(253,591)	(165,699)	(123,707)	(108,427)

Income before income taxes	601,670	364,121	176,890	92,926	75,665
Income tax expense	(247,914)	(152,168)	(72,813)	(34,672)	(34,577)

Net income from continuing operations	353,756	211,953	104,077	58,254	41,088
Discontinued insurance operations	—	44,308	(77,762)	2,280	(547,400)

Net income (loss)	$353,756	$256,261	$26,315	$60,534	$(506,312)

Per Share Data:
Cash dividends declared	$0.24	$0.17	$0.08	$0.10	$0.24
Stockholders’ equity	13.12	8.75	5.29	5.05	4.18
Basic:
Income from continuing operations	$4.98	$3.03	$1.55	$0.90	$0.65
Discontinued insurance operations	—	0.63	(1.16)	0.03	(8.68)

Net income (loss)	$4.98	$3.66	$0.39	$0.93	$(8.03)

Diluted:
Income from continuing operations	$4.80	$2.98	$1.55	$0.89	$0.65
Discontinued insurance operations	—	0.62	(1.16)	0.03	(8.68)

Net income (loss)	$4.80	$3.60	$0.39	$0.92	$(8.03)

Weighted-Average Shares Used to Calculate Per Share Data (in thousands):
Basic	71,050	69,993	67,009	64,955	63,052
Diluted	73,652	71,237	67,214	65,289	63,345

	December 31,

	2004	2003	2002	2001	2000

	(Thousands of dollars)
Balance Sheet Data:
Total assets	$10,105,996	$9,525,287	$6,675,306	$8,014,284	$8,209,840
Loans held for investment	3,313,089	4,577,419	3,976,695	3,757,222	3,403,256
Deposits	7,546,980	6,633,166	4,545,723	4,256,422	3,849,211
FHLB advances	900,000	1,650,000	1,175,000	309,000	—
Senior Notes due 2004	—	22,377	71,560	150,051	158,244
Senior Notes due 2009	180,133	188,987	188,658	188,330	214,621
LYONs	611	654	3,089	4,187	3,978
Junior Subordinated Debentures/TOPrS	103,093	100,000	100,000	100,000	100,000
Stockholders’ equity	1,013,648	664,732	399,017	357,773	295,765

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      Fremont General Corporation (“Fremont General” or when combined with its subsidiaries “the Company”) is a holding company which is engaged in lending operations through its indirectly wholly-owned subsidiary, Fremont Investment & Loan (“FIL”). FIL is a California state-chartered industrial bank. Fremont General is not a “bank holding company” as defined for regulatory purposes.

      FIL has two primary lending operations, commercial and residential real estate, both of which are done on a nationwide basis. FIL’s commercial real estate lending operation includes nine regional offices and, as of December 31, 2004, had loans outstanding in 39 states. The residential real estate lending platform originated loans from 45 states through its five regional loan production centers during the fourth quarter of 2004. FIL funds its operations primarily through deposit accounts sourced in California that are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation (“FDIC”), and to a lesser extent, advances from the Federal Home Loan Bank of San Francisco (“FHLB”). As such, FIL is regulated by the FDIC and the Department of Financial Institutions of the state of California (“DFI”).

      FIL’s residential real estate lending operation originates first, and to a lesser degree, second mortgage loans on a wholesale basis through a network of independent mortgage brokers. FIL offers mortgage products that are designed for borrowers who do not generally satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders, such as Fannie Mae and Freddie Mac and are commonly referred to as “non-prime” or “sub-prime”. These borrowers generally have considerable equity in the properties securing their loans, but have impaired or limited credit profiles or higher debt-to-income ratios than conventional mortgage lenders allow. The borrowers also include individuals who, due to self-employment or other circumstances, have difficulty documenting their income through conventional means. FIL seeks to mitigate its exposure to credit risk through underwriting standards that strive to ensure appropriate loan to collateral valuations. All of the loans that FIL originates are currently either sold in whole loan sales to various financial institutions, or to a lesser extent, securitized and sold to various investors. The Company has retained some of these loans as held for investment in prior periods and may do so again in the future.

      FIL’s commercial real estate lending operation provides first mortgage financing on various types of income producing properties. The loans that FIL originates are substantially all held for investment, with some loans participated out to reduce credit limit exposures. Loans are originated through broker and borrower relationships and the borrowers are typically mid-size developers and owners seeking a loan structure that provides limited recourse and is short-term, providing bridge or construction financing for comprehensive construction, renovation, repositioning and lease-up of existing or new properties. To manage the credit risk involved in this lending, FIL is focused on the value and quality of the collateral and the quality and experience of the parties with whom it does business. The size of loan commitments originated generally range from $10 million to $60 million, with some loans for larger amounts.

      The Company’s two operating lines of business are designed to be somewhat counter-cyclical and to provide balance in varying economic cycles; however, both of the Company’s operating businesses are influenced by the overall condition of the economy, in particular the interest rate environment and, as a result, experience cyclicality in volume, loan losses and earnings. The Company strives to manage its operations so as to optimize operational efficiency and to maintain risks within acceptable parameters. The Company’s lending operations generate income as follows:

•	All of the residential real estate loans originated are currently sold for varying levels of gain through whole loan sales to other financial institutions, and to a lesser degree, to various investors through securitization transactions. A held for sale valuation reserve, a loan repurchase reserve and a premium recapture reserve are maintained through provisions (expense) that are recognized in the consolidated statements of operations.

•	Commercial real estate loans, which are held for investment, generate net interest income on the difference between the rates charged on the loans and the cost of borrowed funds. An allowance for loan losses is maintained through provisions (expense) that are recognized in the consolidated statements of operations.

      The principal market risks the Company faces are interest rate risk, which is the risk that the valuation of the Company’s interest sensitive loans and liabilities and its net interest income will change due to changes in interest rates, and liquidity risk, which is the ability of the Company to access the necessary funding and capital resources, in a cost-effective manner, to fund its loan originations or to sell its loans held for sale. The Company endeavors to mitigate interest rate risk by attempting to match the rate reset (or repricing) characteristics of its assets with its liabilities. The Company also utilizes forward loan sale commitments to provide liquidity and to hedge its residential mortgage loan pipeline and loans held for sale, as well as interest rate caps to hedge execution of its securitization transactions. The objective of our interest rate and liquidity risk management activities is to reduce the risk of operational disruption and to reduce the volatility in income caused by changes in interest rates; however, the mortgage banking industry is inherently subject to income volatility due to the effect of interest rate variations on loan production volume, premiums realized on loan sales and securitizations, and loan pre-payment patterns, which in turn affects the valuation of the Company’s residual interests and mortgage servicing rights, as well as the amount of loan servicing income realized.

      This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and notes thereto presented under Item 8. and the Business section presented under Item 1.

Results of Operations

      The Company reported net income of $353.8 million for 2004 as compared to $256.3 million and $26.3 million for 2003 and 2002, respectively. The following table presents a summary of the Company’s income before income taxes, net income and certain operating ratios for the years ended December 31, 2004, 2003 and 2002, respectively:

	Year Ended December 31,

	2004	2003	2002

	(Thousands of dollars, except percents)
Interest and fee income on loans	$657,664	$539,588	$433,366
Interest income — other	13,660	6,285	4,406

Total interest income	671,324	545,873	437,772
Interest expense	(202,565)	(182,163)	(191,839)

Net interest income	468,759	363,710	245,933
Provision for loan losses	6,842	(98,262)	(108,118)

Net interest income after provision for loan losses	475,601	265,448	137,815
Net gain on:
Whole loan sales and securitizations of residential real estate loans	437,351	307,644	185,036
Sale of residual interests in securitized loans	—	17,503	—
Extinguishment of debt	(105)	(1)	3,191
Loan servicing income	36,467	10,734	6,727
Mortgage servicing rights amortization and impairment	(12,244)	(1,050)	—
Impairment on residual assets	(985)	—	—
Other non-interest income	22,746	17,434	9,820
Operating expenses	(357,161)	(253,591)	(165,699)

Income before income taxes from continuing operations	601,670	364,121	176,890
Income tax expense	(247,914)	(152,168)	(72,813)

Net income from continuing operations	353,756	211,953	104,077
Discontinued insurance operations in regulatory liquidation, net of tax	—	44,308	(77,762)

Net income	$353,756	$256,261	$26,315

Return on average assets	3.6%	2.7%	1.7%
Return on average equity	42.0%	40.1%	26.3%
Dividend payout ratio	5.0%	5.7%	5.2%
Equity to assets ratio	8.5%	6.8%	6.6%

(1)	Returns are calculated using net income from continuing operations.

(2)	The dividend payout ratio is based on fully diluted net income per share from continuing operations.

2004 as compared to 2003

      The Company recorded net income from continuing operations of $353.8 million for 2004 as compared to $212.0 million for 2003. This represents an increase of 67% for 2004 as compared to 2003. This increase is primarily a result of increased levels of net interest income and net gain on the sale of residential real estate loans, and a significantly lower (credit) provision for loan losses. The Company’s total net income for 2003 was $256.3 million, which includes an after-tax gain of $44.3 million (recognized during the second quarter of 2003) on the reversal of the accrued liability for the potential cash contributions to the Company’s discontinued insurance operations in regulatory liquidation.

      The net interest income for 2004 was $468.8 million as compared to $363.7 million for 2003. The increase in net interest income is primarily a result of an increase in the volume of average interest-earning assets as indicated in the tables below. Average interest-earning assets increased 31% to $9.61 billion during 2004, as compared to $7.33 billion during 2003. The increase in volume is primarily a result of a significantly higher level of residential real estate loans held for sale; this higher level is due to significantly higher origination levels of these loans. The net interest income margin (as a percentage of average interest-earning assets) decreased to 4.87% for 2004 from 4.96% for 2003; this decrease in the net interest margin is due primarily to a higher average liquidity (cash and cash equivalents) position during 2004. The following table identifies the consolidated interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins for the Company during 2004 and 2003:

	Year Ended December 31,

	2004			2003

	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Thousands of dollars, except percents)
Interest-earning assets(1):
Commercial real estate loans	$3,872,207	$290,973	7.51%	$3,890,473	$303,760	7.81%
Residential real estate loans(2)	5,213,984	366,613	7.03	3,193,199	235,670	7.38
Syndicated commercial loans	4,076	78	1.91	12,095	157	1.30
Residual interests in securitized loans	15,413	3,910	25.37	3,176	261	20.54
Cash equivalents and investment securities	508,028	9,750	1.92	233,258	6,025	2.58

Total interest-earning assets	$9,613,708	$671,324	6.98%	$7,332,201	$545,873	7.44%

Interest-bearing liabilities:
Time deposits	$5,333,218	$115,951	2.17%	$3,917,879	$99,334	2.54%
Savings deposits	1,770,793	35,534	2.01	1,402,547	28,456	2.03
FHLB advances	1,306,847	25,092	1.92	1,133,807	25,167	2.22
Warehouse lines of credit	—	950	0.00	49,790	1,173	2.36
Senior notes due 2004	4,709	372	7.90	37,588	3,031	8.06
Senior notes due 2009	185,983	14,975	8.05	190,700	15,346	8.05
LYONs	639	33	5.16	2,558	131	5.12
Junior subordinated debentures/preferred securities	103,093	9,278	9.00	100,000	9,000	9.00
Other	12,487	380	3.04	41,023	525	1.28

Total interest-bearing liabilities	$8,717,769	$202,565	2.32%	$6,875,892	$182,163	2.65%

Net interest income		$468,759			$363,710

Percent of average interest-earning assets:
Interest income		6.98%			7.44%
Interest expense		2.11%			2.48%

Net interest margin		4.87%			4.96%

(1)	Average loan balances include non-accrual loan balances.

(2)	Includes loans held for sale and other.

	December 31,

	2004 Compared to 2003

	Change Due To

	Volume	Rate	Total

	(Thousands of dollars)
Cash equivalent and investment securities	$3,618	$107	$3,725
Loans and residual interests	143,618	(21,892)	121,726

Total increase/(decrease) in interest income	147,236	(21,785)	125,451

Time deposits	(30,771)	14,154	(16,617)
Savings deposits	(7,389)	311	(7,078)
FHLB advances	(3,322)	3,397	75
Warehouse lines of credit	—	223	223
Senior notes due 2004 and 2009	3,030	—	3,030
LYONs	98	—	98
Junior subordinated debentures/preferred securities	(278)	—	(278)
Other	868	(723)	145

Total increase/(decrease) in interest expense	(37,764)	17,362	(20,402)

Increase/(decrease) in net interest income	$109,472	$(4,423)	$105,049

      The gain on the sales and securitizations of residential real estate loans increased from $307.6 million in 2003 to $437.4 million for 2004. This increase is primarily attributable to a significant increase (103%) in the volume of loans sold and securitized in the two comparable years, offset by a significantly lower gross premium received on loan sales and securitizations during 2004, as compared to 2003. A total of $22.51 billion in loans were sold (including loans sold via securitization and net of loans repurchased) during 2004, as compared to loan sales of $11.09 billion during 2003. The average gross premium on loans sold and securitized during 2003 was 4.22% as compared to an average of 3.53% for 2004. The average gross premiums realized during 2004 is consistent with the historical range of expected normal market conditions. Such premiums have exhibited, and are expected to continue to exhibit, variability (often significant) based on various economic and interest rate environments. The gain percentage (the net gain after direct costs and adjustments to the carrying valuations of loans held for sale, divided by net loans sold) on these sales decreased from 2.77% in 2003 to 1.94% in 2004.

	Year Ended December 31,

	2004	2003

	(Thousands of dollars,
	except percents)
Whole loan sales of residential real estate loans	$19,538,713	$9,907,821
Securitizations of residential real estate loans	2,968,764	1,180,496

	$22,507,477	$11,088,317

Gross premium recognized on loan sales and securitizations	$793,801	$468,282
Premium recapture and reversal	(28,140)	(10,720)

Net premium recognized on loan sales and securitizations	765,661	457,562
Less: Direct costs of loan originations — External	(106,384)	(53,145)
Direct costs of loan originations — Internal	(204,215)	(90,282)
Direct cost adjustments	(3,134)	(1,919)

Total direct costs of loan originations	(313,733)	(145,346)
Adjustments to carrying value of loans held for sale	(15,653)	(4,572)
Change in fair value of derivative instruments	1,076	—

Net gain on sale	$437,351	$307,644

Gross premium recognized on loan sales and securitizations	3.53%	4.22%
Premium recapture and reversal	(0.13)%	(0.10)%

Net premium recognized on loan sales and securitizations	3.40%	4.12%
Less: Direct costs of loan originations — External	(0.47)%	(0.48)%
Direct costs of loan originations — Internal	(0.91)%	(0.81)%
Direct cost adjustments	(0.01)%	(0.02)%

Total direct costs of loan originations	(1.39)%	(1.31)%
Adjustments to carrying value of loans held for sale	(0.07)%	(0.04)%
Change in fair value of derivative instruments	0.00%	0.00%

Net gain on sale	1.94%	2.77%

•	Percentages are of total loan sales and securitizations, net of repurchases, during the period indicated.

•	Direct costs are costs directly incurred with the origination of the loans, and which are deferred and recognized when the loans are sold.

•	Premium recapture and reversal is the reversal or recapture of premium on loans sold which either prepay early per the terms of each sales contract or for certain loans repurchased from prior sales; includes some interest adjustment on loans repurchased.

      The Company’s non-interest income, other than net gains, increased during 2004 as compared to 2003 and the following tables detail the components:

	Year Ended
	December 31,

	2004	2003

	(Thousands of
	dollars)
Loan Servicing Income:
Servicing fee income:
From securitizations	$11,217	$1,386
Interim servicing	18,806	7,079
Other	1,558	—

	31,581	8,465
Ancillary servicing income	5,144	2,349
Contractual securitization servicing costs	(258)	(80)

	$36,467	$10,734

MSR Amortization and Impairment:
MSR amortization	$10,202	$1,050
MSR impairment provision	2,042	—

	$12,244	$1,050

Other Non-Interest Income:
Prepayment fees:
Commercial real estate	$6,514	$3,950
Residential real estate	5,109	5,185
Commercial real estate transaction fees	5,339	3,959
All other	5,784	3,666

	$22,746	$16,760

      The loan servicing income (which is all related to residential real estate) increased as a result of the increase in residential real estate loan origination volume, which resulted in an increase in loan securitization activity and higher levels of interim servicing during 2004. The Company completed two securitization transactions (of $1.18 billion in loan principal) during 2003 as compared to four in 2004 (with $2.97 billion in loan principal). The higher loan securitization activity during 2004 also created higher levels of MSRs, which resulted in an increase in the amortization (expense) of the MSRs.

      The Company’s net loans held for investment, before the allowance for loan losses, were approximately $3.48 billion at December 31, 2004, as compared to $4.79 billion at December 31, 2003. The significant decrease between the years was primarily the result of the reclassification of $912 million of residential real estate loans held for investment into loans held for sale during the third quarter of 2004, as well as a higher than normal level of loan run-off in the commercial real estate loans held for investment during the fourth quarter of 2004. The Company’s residential real estate loans held for sale have increased from $3.65 billion at December 31, 2003 to $5.45 billion at December 31, 2004; this increase is reflective of a significant increase in loan production volume — during 2003, residential real estate loan originations totaled $13.74 billion as compared to $23.91 billion for 2004.

      The provision for loan losses decreased to a $6.8 million credit (reversal) balance for 2004 as compared to a $98.3 million expense for 2003, primarily as a result of a reduction in the outstanding loan balance of the commercial real estate loan portfolio, the transfer of the residential real estate loans classified as held for investment to loans held for sale during 2004 and a significant decrease in the net charge-offs experienced for the commercial real estate loans held for investment during 2004. In addition, the Company has continued to reduce its exposure to commercial real estate loans secured by hotel and lodging properties which have been the majority of the non-accrual loans and net charge-offs for 2004 and 2003 (see Loans Held for Investment and Allowance Activity for additional information). The net charge-off amounts and ratios for the commercial real estate portfolio were $22.9 million or 0.59% for 2004, $45.5 million or 1.17% for 2003 and $30.7 million or 0.87% for 2002. The provision for loan losses represents the current period expense (income) associated with maintaining an appropriate allowance for loan losses. The loan loss provision or credit for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition and concentrations of the loan portfolio, the number and balances of non-accrual loans, delinquencies, the levels of restructured loans, assessment by management of the inherent risk in the portfolio, the value of the underlying collateral on classified loans and the general economic conditions in the commercial real estate markets in which the Company lends. Periodic fluctuations in the provision for loan losses and the allowance for loan losses result from management’s on-going assessment of their adequacy.

      Non-interest expense increased from $253.6 million for the year ended December 31, 2003 to $357.2 million for the year ended December 31, 2004; an increase of approximately 41%. The primary driver of this increase over the prior year was the additional compensation and related organizational expenses incurred to support the substantial increase in residential real estate loan origination volume. Additional expense also resulted from the Company servicing a higher level of loans and having higher infrastructure expenses, such as occupancy, professional services and information technology. Compensation and non-compensation related operating expenses are detailed in the following tables:

	Year Ended December 31,

	2004	2003

	(Thousands of dollars)
Total Non-Interest Expense:
Compensation and related	$244,621	$172,324
Occupancy	17,287	11,678
Other	95,253	69,589

	$357,161	$253,591

	Year Ended December 31,

	2004	2003

	(Thousands of dollars)
Compensation and related	$445,497	$290,548
Deferral of loan origination costs(1)	(200,876)	(118,224)

Total compensation and related expense	$244,621	$172,324

(1)	Incremental direct costs associated with the origination of loans are deferred when incurred. For residential real estate loans, when the related loan is sold, the deferred costs are included as a component of net gain on sale.

     Other non-interest expense for the years ending December 31, 2004 and 2003 are summarized below:

	2004	2003

	(Thousands of dollars)
Legal, professional and other outside services	$23,257	$12,745
Information technology	13,289	6,184
Printing, supplies and postage	11,466	7,479
Advertising and promotion	9,226	6,022
Auto and travel	7,902	5,860
Leasing and loan expense	6,383	7,933
Net real estate owned expenses	4,628	3,901
Telephone	3,749	2,721
All other	15,353	16,744

Total other expenses	$95,253	$69,589

      During 2003, the Company extinguished $49.3 million in principal amount of its 7.70% Senior Notes due 2004, resulting in no gain or loss. During March 2004, the Company paid off at maturity the remaining $22.4 million in principal amount of its 2004 Senior Notes. The Company also extinguished $9.3 million in principal amount of its 7.875% Senior Notes due 2009, resulting in a pre-tax loss of $105,000.

      Income tax expense of $247.9 million and $152.2 million for the years ended December 31, 2004 and 2003, respectively, represents effective tax rates of 41.2% and 41.8%, respectively, on income before income taxes from continuing operations of $601.7 million and $364.1 million for the same respective periods. The effective tax rates for both periods presented are different than the federal enacted tax rate of 35%, due mainly to various state income tax provisions.

      During the second quarter of 2003, the Company recognized a net of tax gain of $44.3 million from the reversal of its accrued liability for potential future cash contributions to its discontinued workers’ compensation insurance subsidiary, Fremont Indemnity. The gain represents the reversal of the liability accrued for the total maximum amount of cash contributions under the Agreement of $72.9 million that remained as of June 4, 2003. Pursuant to the provisions of the Agreement, the granting of an order of conservation prior to March 1, 2004 extinguishes the obligation of Fremont General to provide any further cash contributions to Fremont Indemnity. The Commissioner sought, and was granted, an order of conservation over Fremont Indemnity by the Superior Court of the State of California for the County of Los Angeles on June 4, 2003. The conservation order incorporates the Agreement and also provides that nothing in the order is intended to modify any of the provisions of the Agreement. The Commissioner further sought, and was granted, an order of liquidation over Fremont Indemnity by the Superior Court of the State of California for the County of Los Angeles on July 2, 2003.

     2003 as compared to 2002

      The Company recorded net income from continuing operations of $212.0 million for 2003 as compared to $104.1 million for 2002. This represents an increase of 104% for 2003 over 2002. This increase is primarily the result of increased levels of net interest income, net gain on the sale of residential real estate loans, and a lower provision for loan losses, offset by increases in operating expenses. The Company’s total net income for 2003 was $256.3 million, which is comprised of the $212.0 million in net income from continuing operations and an after-tax gain of $44.3 million (recognized during the second quarter of 2003) on the reversal of the accrual for the potential cash contributions to the Company’s discontinued insurance operations in regulatory liquidation. The Company’s total net income for 2002 was $26.3 million, which is comprised of the $104.1 million in net income from continuing operations and an after-tax loss of $77.8 million (recognized during the second quarter of 2002) on the accrual for the potential cash contributions to the Company’s discontinued insurance operations in regulatory liquidation.

      Net interest income for 2003 was $363.7 million as compared to $245.9 million for 2002. The increase in net interest income is primarily a result of an increase in the volume of average interest-earning assets as can be seen in the tables below. Average interest-earning assets increased 33% to $7.33 billion during 2003, from $5.51 billion for 2002. The net interest income margin (as a percentage of average interest-earning assets) also increased to an annualized 4.96% for 2003 as compared to 4.46% for 2002. The increase in the net interest margin percentage is due in part to the presence of interest rate floors for a significant number of the Company’s commercial real estate loans (in which the total of the variable base rate, such as six-month LIBOR, plus the related spread on a commercial real estate loan will not contractually drop below a certain absolute level). The increase in net interest-earning assets during 2003 was a result of an increase of 86% in average residential real estate loans and an increase of 10% in average commercial real estate loans outstanding, as compared to 2002. The increase in the average residential real estate loans (primarily classified as held for sale) was as a result of a 98% increase in loan origination volume during 2003. The following table identifies the consolidated interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins for the Company during 2003 and 2002:

	Year Ended December 31,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Thousands of dollars, except percents)
Interest-earning assets(1):
Commercial real estate loans	$3,890,473	$303,760	7.81%	$3,547,683	$286,499	8.08%
Residential real estate loans(2)	3,193,199	235,670	7.38	1,720,537	144,237	8.38
Syndicated commercial loans	12,095	157	1.30	59,808	2,630	4.40
Residual interests in securitized loans	3,176	261	20.54	—	—	—
Cash equivalents and investment securities	233,258	6,025	2.58	184,249	4,406	2.39

Total interest-earning assets	$7,332,201	$545,873	7.44%	$5,512,277	$437,772	7.94%

Interest-bearing liabilities:
Time deposits	$3,917,879	$99,334	2.54%	$3,259,194	$114,831	3.52%
Savings deposits	1,402,547	28,456	2.03	1,064,663	28,233	2.65
FHLB advances	1,133,807	25,167	2.22	600,773	15,246	2.54
Warehouse lines of credit	49,790	1,173	2.36	—	—	—
Senior notes due 2004	37,588	3,031	8.06	111,250	8,844	7.95
Senior notes due 2009	190,700	15,346	8.05	190,700	15,345	8.05
LYONs	2,558	131	5.12	3,595	185	5.15
Junior subordinated debentures/preferred securities	100,000	9,000	9.00	100,000	9,000	9.00
Other	41,023	525	1.28	7,734	155	2.00

Total interest-bearing liabilities	$6,875,892	$182,163	2.65%	$5,337,909	$191,839	3.59%

Net interest income		$363,710			$245,933

Percent of average interest-earning assets:
Interest income		7.44%			7.94%
Interest expense		2.48%			3.48%

Net interest margin		4.96%			4.46%

(1)	Average loan balances include non-accrual loan balances.

(2)	Includes loans held for sale and other.

	December 31,

	2003 Compared to 2002

	Change Due To

	Volume	Rate	Total

	(Thousands of dollars)
Cash equivalent and investment securities	$911	$708	$1,619
Loans and residual interests	134,993	(28,511)	106,482

Total increase/(decrease) in interest income	135,904	(27,803)	108,101

Time deposits	(16,700)	32,197	15,497
Savings deposits	(6,855)	6,632	(223)
FHLB advances	(11,832)	1,911	(9,921)
Warehouse lines of credit	—	(1,173)	(1,173)
Senior notes due 2004 and 2009	5,812	—	5,812
LYONs	54	—	54
Junior subordinated debentures/preferred securities	—	—	—
Other	(426)	56	(370)

Total increase/(decrease) in interest expense	(29,947)	39,623	9,676

Increase in net interest income	$105,957	$11,820	$117,777

      The gain on the sale of residential real estate loans increased during 2003 primarily as a result of significantly increased levels of loan sales. Net gain on sale increased to $307.6 million during 2003, as compared to $185.0 million for 2002. The increase in loan sales volume is driven by a significant increase in loan origination volume. During 2003 and 2002, total loan sales were $11.09 billion and $5.69 billion, respectively, and loan origination volume was $13.74 billion and $6.94 billion, respectively. The average gross premium on loans sold during 2003 was 4.22% as compared to 4.75% for 2002. The gain on sale percentage (net gain after direct costs and adjustments to the carrying valuations of loans held for sale, divided by net loans sold) for 2003 was 2.77% as compared to 3.26% for 2002, reflecting the decrease in gross premiums realized.

	Year Ended December 31,

	2003	2002

	(Thousands of dollars,
	except percents)
Whole loan sales of residential real estate loans	$9,907,821	$5,689,554
Securitizations of residential real estate loans	1,180,496	—

	$11,088,317	$5,689,554

Gross premium recognized on loan sales and securitizations	$468,282	$270,246
Premium recapture and reversal	(10,720)	(4,818)

Net premium recognized on loan sales and securitizations	457,562	265,428
Less: Direct costs of loan originations — External	(53,145)	(18,586)
Direct costs of loan originations — Internal	(90,282)	(50,538)
Direct cost adjustments	(1,919)	(4,252)

Total direct costs of loan originations	(145,346)	(73,376)
Adjustments to carrying value of loans held for sale	(4,572)	(7,016)
Change in fair value of derivative instruments	—	—

Net gain on sale	$307,644	$185,036

Gross premium recognized on loan sales and securitizations	4.22%	4.75%
Premium recapture and reversal	(0.10)%	(0.08)%

Net premium recognized on loan sales and securitizations	4.12%	4.67%
Less: Direct costs of loan originations — External	(0.48)%	(0.33)%
Direct costs of loan originations — Internal	(0.81)%	(0.89)%
Direct cost adjustments	(0.02)%	(0.07)%

Total direct costs of loan originations	(1.31)%	(1.29)%
Adjustments to carrying value of loans held for sale	(0.04)%	(0.12)%
Change in fair value of derivative instruments	0.00%	0.00%

Net gain on sale	2.77%	3.26%

•	Percentages are of total loan sales and securitizations, net of repurchases, during the period indicated.

•	Direct costs are costs directly incurred with the origination of the loans, and which are deferred and recognized when the loans are sold.

•	Premium recapture and reversal is the reversal or recapture of premium on loans sold which either prepay early per the terms of each sales contract or for certain loans repurchased from prior sales; includes some interest adjustment on loans repurchased.

     The Company’s non-interest income, other than the net gains, increased during 2003 as compared to 2002 and the following tables detail the components:

	Year Ended
	December 31,

	2003	2002

	(Thousands of
	dollars)
Loan Servicing Income:
Servicing fee income:
From securitizations	$1,386	$—
Interim servicing	7,079	5,160
Other	—	—

	8,465	5,160
Ancillary servicing income	2,349	1,567
Contractual securitization servicing costs	(80)	—

	$10,734	$6,727

MSR Amortization and Impairment:
MSR amortization	$1,050	$—
MSR impairment provision	—	—

	$1,050	$—

Other Non-Interest Income:
Pre-payment fees:
Commercial real estate	$3,950	$839
Residential real estate	5,185	3,155
Commercial real estate transaction fees	3,959	2,349
All other	3,666	3,399

	$16,760	$9,742

      The loan servicing income (which is all residential real estate related) increased in 2003 as a result of an increase in residential real estate loan origination volume, which led to an increase in the levels of interim servicing during 2003. The Company also began to realize servicing income from securitizations as it completed two securitization transactions (of $1.18 billion in loan principal) during 2003 as compared to none in 2002.

      The provision for loan losses decreased to $98.3 million for 2003 as compared to $108.1 million for 2002; this decrease is primarily the result of lower growth in the commercial real estate loan portfolio during 2003.

      Non-interest expense increased from $165.7 million for the year ended December 31, 2002 to $253.6 million for the year ended December 31, 2003; an increase of approximately 53%. The primary driver of this increase over the prior year was the additional compensation and related organizational expenses incurred to support the substantial increase in residential real estate loan origination volume.

	Year Ended December 31,

	2003	2002

	(Thousands of dollars)
Total Non-Interest Expense:
Compensation and related	$172,324	$100,970
Occupancy	11,678	8,597
Other	69,589	56,132

	$253,591	$165,699

	Year Ended December 31,

	2003	2002

	(Thousands of dollars)
Compensation and related	$290,548	$165,536
Deferral of loan origination costs(1)	(118,224)	(64,566)

Total compensation and related expense	$172,324	$100,970

(1)	Incremental direct costs associated with the origination of loans are deferred when incurred. For residential real estate loans, when the related loan is sold, the deferred costs are included as a component of net gain on sale.

     Other non-interest expense for the years ending December 31, 2003 and 2002 are summarized below:

	2003	2002

	(Thousands of
	dollars)
Legal, professional and other outside services	$12,745	$8,222
Leasing and loan expense	7,933	7,957
Printing, supplies and postage	7,479	5,019
Information technology	6,184	3,262
Advertising and promotion	6,022	4,476
Auto and travel	5,860	4,303
Net real estate owned expenses	3,901	11,071
Telephone	2,721	2,095
All other	16,744	9,727

Total other expenses	$69,589	$56,132

      During 2002, the Company extinguished $78.9 million in principal amount of its 7.70% Senior Notes due 2004, and $2.3 million in principal amount at maturity of its LYONs, resulting in a pre-tax gain of $3.2 million. During 2003, the Company extinguished $49.3 million in principal amount of its 7.70% Senior Notes Due 2004 at no gain.

      Income tax expense of $152.2 million and $72.8 million for 2003 and 2002, respectively, represents effective tax rates of 41.8% and 41.2%, respectively, on income before income taxes from continuing operations of $364.1 million and $176.9 million for the same respective periods. The effective tax rates for both periods presented are different than the federal enacted tax rate of 35%, due mainly to various state income tax provisions.

      The Company, based upon the results of its year-end 2002 actuarial evaluations (which reflected adverse loss development), determined that the financial position of its discontinued insurance operations had experienced significant deterioration. As a result, the Company determined that a recovery of its investment in its discontinued insurance operations was no longer probable and that a write down of the entire investment was warranted. The total impairment charge taken in the fourth quarter 2002 was $119.6 million before taxes and was comprised of a $45.1 million net investment in the Company’s discontinued insurance operations and a loss accrual of $74.5 million for the net present value of potential future cash contributions to Fremont Indemnity. The $119.6 million loss resulted in an after-tax charge of $77.8 million which was reported separately from net income from continuing operations.

Loans Held for Investment and Allowance Activity

      The following table shows the Company’s loans held for investment in the various financing categories and the percentages of the total represented by each category:

	As of December 31,

	2004		2003		2002		2001		2000

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	(Thousands of dollars, except percents)
Commercial real estate:
Bridge	$1,512,532	43%	$1,659,847	34%	$1,712,085	41%	$1,653,970	42%	$1,120,829	32%
Construction	1,020,370	29%	804,793	17%	328,974	8%	263,587	7%	411,938	12%
Permanent	805,760	23%	1,281,877	27%	1,393,427	34%	1,320,993	34%	1,068,420	31%
Single tenant credit	177,193	5%	268,506	5%	296,787	7%	307,320	8%	322,082	9%

	3,515,855	100%	4,015,023	83%	3,731,273	90%	3,545,870	91%	2,923,269	84%
Residential real estate	—	—	789,951	17%	392,061	9%	195,643	5%	239,655	7%
Syndicated commercial	—	—	6,857	—	26,216	1%	113,504	3%	317,471	9%
Other	4,526	—	4,615	—	4,272	—	22,555	1%	8,942	—

	3,520,381	100%	4,816,446	100%	4,153,822	100%	3,877,572	100%	3,489,337	100%
Deferred fees and costs	(35,767)	(1)%	(25,436)	—	(15,937)	—	(16,171)	—	(18,482)	—
Allowance for loan losses	(171,525)	(5)%	(213,591)	(5)%	(161,190)	(4)%	(104,179)	(3)%	(67,599)	(2)%

Loans held for investment	$3,313,089	94%	$4,577,419	95%	$3,976,695	96%	$3,757,222	97%	$3,403,256	98%

      The following tables provide additional information related to the Company’s non-accrual loans and foreclosed assets (“non-performing assets”), restructured loans on accrual status and loans on accrual status which are 90 days or more past due, as well as reflect the related net loss experience and allowance for loan loss reconciliation applicable to the loans held for investment as of or for the years ended as shown below:

	December 31,

	2004	2003	2002	2001	2000

	(Thousands of dollars, except percents)
Non-accrual loans held for investment (“HFI”):
Commercial real estate loans	$82,289	$71,758	$70,031	$68,921	$31,553
Residential real estate loans	—	8,482	5,600	2,531	28,866
Syndicated commercial loans	—	6,752	11,239	3,397	9,440
Other	—	—	—	104	105

	$82,289	$86,992	$86,870	$74,953	$69,964

Real estate owned (“REO”):
Commercial real estate loans	$21,344	$23,621	$10,598	$19,329	$10,171
Residential real estate loans	153	643	315	4,260	5,978

	$21,497	$24,264	$10,913	$23,589	$16,149

Total non-performing assets (“NPA”)	$103,786	$111,256	$97,783	$98,542	$86,113

Accruing loans receivable past due 90 days or more:
Commercial real estate loans	$—	$36,406	$—	$15,586	$1,023
Other	—	—	—	4	—

	$—	$36,406	$—	$15,590	$1,023

Restructured loans on accrual status:
Commercial real estate	$9,302	$180,059	$140,300	$—	$—

Non-accrual loans to total loans HFI	2.36%	1.82%	2.10%	1.94%	2.02%
Allowance for loan losses to total loans HFI	4.92%	4.46%	3.90%	2.70%	1.95%
Allowance for loan losses to non-accrual loans	165.3%	192.0%	164.8%	105.7%	78.5%

	December 31,

	2004	2003	2002	2001	2000

	(Thousands of dollars, except percents)
Beginning allowance for loan losses	$213,591	$161,190	$104,179	$67,599	$56,494
Provision for loan losses	(6,842)	98,262	108,118	53,374	17,526
Reclass of allowance for loan commitments	—	—	(3,259)	—	—
Charge-offs:
Commercial real estate loans	(23,847)	(46,122)	(32,409)	(7,897)	(5,168)
Residential real estate loans(1)	(10,259)	(414)	(658)	(684)	(1,339)
Syndicated commercial loans	(2,936)	(199)	(16,524)	(9,332)	—
Other-consumer	—	—	—	—	(125)

Total charge-offs	(37,042)	(46,735)	(49,591)	(17,913)	(6,632)

Recoveries:
Commercial real estate loans	978	636	1,700	1,001	45
Residential real estate loans	344	127	29	112	159
Syndicated commercial loans	496	110	—	—	—
Other-consumer	—	1	14	6	7

Total recoveries	1,818	874	1,743	1,119	211

Net charge-offs	(35,224)	(45,861)	(47,848)	(16,794)	(6,421)

Ending allowance for loan losses	$171,525	$213,591	$161,190	$104,179	$67,599

Net loan charge-offs to average total loans held for investment	0.81%	1.04%	1.18%	0.45%	0.19%
Allocation of allowance for loan losses:
Commercial real estate loans	$171,471	$195,000	$147,228	$92,676	$56,295
Residential real estate loans	—	15,607	7,844	7,534	5,182
Syndicated commercial loans	—	2,983	6,118	3,986	6,122
Other	54	1	—	(17)	—

Total allowance for loan losses	$171,525	$213,591	$161,190	$104,179	$67,599

(1)	Includes $9,856 fair value adjustment in 2004 for loans transferred to held for sale.

      Non-accrual loans decreased during 2004 to $82.3 million at December 31, 2004. There were no loans on accrual status, as of December 31, 2004, which were 90 days or greater past due. The level of non-performing assets fluctuates and specific loans can have a material impact upon the total. As of December 31, 2004, non-accural commercial real estate loans and REO were comprised of 13 non-accrual loans and eight REO properties, as compared to 14 non-accrual commercial real estate loans and nine REO properties at December 31, 2003 and 16 non-accrual commercial real estate loans and four REO properties at December 31, 2002. Consideration must be given that, due to the secured nature of the Company’s loans and the presence of larger-balance loans, the classification, and the timing thereof, of an individual loan as non-performing or REO can have a significant impact upon the level of total non-performing assets, without necessarily a commensurate increase in loss exposure. See Notes D and E of Notes to Consolidated Financial Statements for additional detail on non-performing assets.

      Restructured loans on accrual status are those loans where the Company has made certain concessionary modifications to the contractual terms of the loan agreement (either a reduction in interest or principal) due to the financial difficulties experienced by the borrower. The loan is classified as a restructured loan on accrual status if it is performing in accordance with the agreed upon loan terms and the projected cash proceeds are deemed sufficient to repay both principal and interest. These loans are presented as such in the period of restructure and the three subsequent quarters. During the year ended December 31, 2004, there were four commercial real estate loans with a total balance of $42.5 million that were modified in connection with loan restructurings; of these four loans, two were completely paid off as of year end. The Company incurred a total of $2.1 million in net loan charge-offs related to the restructuring of these four loans during 2004, of which $1.7 million was related to one individual loan. During 2003 there were 18 commercial real estate loans with a total balance of $178.2 million that were modified in connection with loan restructurings. The Company incurred a total of $13.4 million in net loan charge-offs related to the restructuring of these 18 loans during 2003, of which $10.9 million was related to four individual loans. During 2002, there were 13 commercial real estate loans with a total balance of $200.4 million that were modified in connection with loan restructurings. The Company incurred a total of $5.0 million in net loan charge-offs related to the restructuring of these 13 loans during 2002, of which $3.8 million was related to one individual loan.

      Loans secured by hotel and lodging properties represented 55% and 53% of the total commercial real estate net charge-offs for 2004 and 2003, respectively, and 55% and 64% of the total commercial real estate loans on non-accrual status as of December 31, 2004 and 2003, respectively.

      The provision for loan losses in 2004 decreased significantly to a $6.8 million credit (or reversal) balance, as compared to a $98.3 million and $108.1 million expense provision in 2003 and 2002, respectively. The allowance for loan losses as a percentage of total loans held for investment, however, increased to 4.92% as of December 31, 2004, as compared to 4.46% and 3.90% at December 31, 2003 and 2002, respectively. The net charge-off ratio for commercial real estate loans for 2004 decreased to 0.59% as compared to 1.17% for 2003 and 0.87% for 2002, as a result of significantly lower net charge-offs.

Discontinued Insurance Operations

      The property and casualty insurance operation, which was primarily represented by the underwriting of workers’ compensation insurance policies, was classified as discontinued during the fourth quarter of 2001. The intention at that time was to allow the liabilities (primarily loss and loss adjustment expense reserves) related to the discontinued insurance business to run-off and, as a result, the property and casualty insurance operation was accounted for as a discontinued operation using the liquidation basis of accounting. Accordingly, the Company’s operating results for 2001 and prior periods were restated to reflect reporting in this manner for all periods presented. In July 2002, Fremont General and its discontinued workers’ compensation insurance subsidiary, Fremont Indemnity Company (“Fremont Indemnity”) entered into an agreement (the “Agreement”) with the California Department of Insurance (the “DOI”) that allowed Fremont Indemnity, with the oversight of the DOI, to self-administer the run-off of its operations by paying claims and operating expenses in the ordinary course of business and also preserve the Company’s net operating loss carryforwards attributable to Fremont Indemnity. The Agreement also obligated Fremont General to make certain additional cash contributions to Fremont Indemnity. Further, as a result of the restrictions in the Agreement with the DOI, the additional adverse loss development, and other actions taken by the DOI during the fourth quarter of 2002, including placing further restrictions on Fremont Indemnity’s ability to direct the activities of the run-off of the discontinued insurance operations, the Company no longer had effective control of these operations and its activities were done at the consent and under the direction of the DOI. Accordingly, the assets and liabilities of the discontinued insurance operations as of December 31, 2002 were removed from the consolidated balance sheets of the Company.

      The State of California Insurance Commissioner (the “Commissioner”) sought, and was granted, an order of conservation over Fremont Indemnity by the Superior Court of the State of California for the County of Los Angeles on June 4, 2003. The conservation order incorporates the Agreement and also provides that nothing in the order is intended to modify any of the provisions of the Agreement. The Commissioner further sought, and was granted, an order of liquidation over Fremont Indemnity by the Superior Court of the State of California for the County of Los Angeles on July 2, 2003. Pursuant to the provisions of the Agreement, the granting of an order of conservation and/or liquidation prior to March 1, 2004 extinguishes the obligation of Fremont General to provide any further cash contributions to Fremont Indemnity. As a result of these actions, during the second quarter of 2003, the Company recognized a net of tax gain of $44.3 million from the reversal of this liability for potential future cash contributions to Fremont Indemnity.

      While Fremont General owns 100% of the common stock of Fremont Indemnity, its assets and liabilities are excluded from the accompanying Consolidated Balance Sheets as the Company no longer has effective control over the operation of this subsidiary. For additional detail on the discontinuance of the property and casualty insurance operation see Note T of Notes to Consolidated Financial Statements.

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

      The Company is subject to interest rate risk resulting from differences between the rates on, and repricing characteristics of, interest-earning loans held for investment (and loans held for sale) and the rates on, and repricing characteristics of, interest-bearing liabilities used to finance its loans such as deposits and debt. Interest rate gaps may arise when assets are funded with liabilities having different repricing intervals or different market indices to which the instruments’ interest rate is tied and to this degree, earnings will be sensitive to interest rate changes. Additionally, interest rate gaps could develop between the market rate and the interest rate on loans in the loan portfolio, which could result in borrowers’ prepaying their loan obligations. The Company attempts to match the characteristics of interest rate sensitive assets and liabilities to minimize the effect of fluctuations in interest rates and utilizes various derivative financial instruments to meet these objectives. For the Company’s financial instruments, the expected maturity date does not necessarily reflect the net market risk exposure because certain instruments are subject to interest rate changes before expected maturity. With respect to the Company’s residential real estate loans held for sale and its unfunded loan pipeline, the Company attempts to minimize its interest rate risk exposure through forward loan sale commitments and other derivatives, such as Eurodollar futures contracts. These derivatives meet the definition of a derivative under generally accepted accounting principles and, accordingly, they are recorded in the consolidated financial statements.

      The Company is reliant upon the secondary mortgage market for execution of its whole loan sales and securitizations of residential real estate loans. While the Company strives to maintain adequate levels of liquidity support and capital to withstand certain disruptions in the secondary mortgage market, a significant disruption could adversely impact the Company’s ability to fund, sell, securitize or finance its residential real estate loan origination volume, leading to reduced gains on sale and a corresponding decrease in revenue and earnings. A deterioration in performance of the residential real estate loans after being sold in whole loan sales and securitizations could adversely impact the availability and pricing of such future transactions.

      The following table provides information about the assets and liabilities of the Company that are sensitive to changes in interest rates. For loans, investments, deposits and other liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturity, adjusted for estimated loan prepayments based upon the historical behavior of the loans. Deposits that have no contractual maturity are presented as maturing in 2005.

Interest Rate Sensitivity

	Estimated Cash Flows of Principal Amounts

								Fair Value at
	2005	2006	2007	2008	2009	Thereafter	Total	12/31/04

	(Thousands of dollars, except percents)
Rate Sensitive Assets:
Variable Rate:
Commercial real estate loans	$1,662,886	$1,091,938	$439,654	$96,974	$37,000	$14,332	$3,342,784	$3,353,560
Average interest rate	7.21%	7.25%	7.23%	7.26%	7.72%	7.44%	7.23%
Residential real estate loans	$4,983,544	$97,081	$—	$—	$—	$—	$5,080,625	$5,209,100
Average interest rate	7.01%	6.15%	—	—	—	—	6.99%
Investments	$77,987	$256	$90	—	—	—	$78,333	$78,361
Average interest rate	3.89%	2.86%	2.86%	—	—	—	3.89%
Fixed Rate:
Commercial real estate loans	$19,817	$34,215	$8,417	$5,725	$57,086	$47,811	$173,071	$179,374
Average interest rate	14.73%	8.86%	7.80%	8.08%	8.24%	8.18%	9.06%
Residential real estate loans	$374,067	—	—	—	—	—	$374,067	$383,526
Average interest rate	10.33%	—	—	—	—	—	10.33%
Other loans	$760	$825	$896	$972	$1,055	$18	$4,526	$4,526
Average interest rate	10.24%	8.23%	8.24%	8.24%	8.25%	8.25%	8.58%
Rate Sensitive Liabilities:
Variable Rate:
Industrial bank savings and money market deposit accounts	$1,791,450	—	—	—	—	—	$1,791,450	$1,791,450
Average interest rate	2.23%	—	—	—	—	—	2.23%
Fixed Rate:
Industrial bank certificates of deposit	$5,590,877	$110,988	$890	$16,664	$36,111	$—	$5,755,530	$5,764,072
Average interest rate	2.48%	4.31%	1.93%	5.69%	5.74%	—	2.55%
Borrowing capacity with FHLB	$651,000	$249,000	—	—	—	—	$900,000	$894,012
Average interest rate	1.92%	2.10%	—	—	—	—	1.97%

Fremont General (Parent-only) — Interest Rate Risk

      The following table provides information about interest rate sensitive liabilities of Fremont General. The weighted-average interest rates are based on implied forward rates as derived from appropriate annual spot rate observations as of the reporting date.

	Principal Amount Maturing in:

								Fair Value at
	2005	2006	2007	2008	2009	Thereafter	Total	12/31/04

	(Thousands of dollars, except percents)
Interest rate sensitive liabilities:
Fixed interest rate debt borrowings	$—	$—	$—	$—	$181,450	$104,043	$285,493	$291,520
Weighted-average interest rate	—	—	—	—	7.88%	8.96%	8.27%

Liquidity and Capital Resources

      FIL finances its lending activities primarily through customer deposits, which have grown to $7.55 billion at December 31, 2004 from $6.63 billion at December 31, 2003 and $4.55 billion at December 31, 2002. FIL is also eligible for financing through the Federal Home Loan Bank of San Francisco, from which financing is available at varying rates and terms. Additionally, FIL has a line of credit with the Federal Reserve Bank of San Francisco. To add flexibility and capacity to its ability to fund the origination of residential real estate loans, the Company currently maintains three warehouse lines of credit, totaling $1.5 billion; there were no amounts outstanding under the facilities as of December 31, 2004. (See “Item 1. Business — Funding Sources.”) The FDIC has established certain capital and liquidity standards for its member institutions, and FIL was in compliance with these standards as of December 31, 2004 (See “Item 1. Business — Regulation and Supervision.”)

      As a holding company, Fremont General primarily pays its operating expenses, interest expense and stockholders’ dividends from its cash on hand from FIL. Dividends paid on its common stock aggregated $16.6 million, $10.5 million, and $7.2 million during 2004, 2003 and 2002, respectively; however, no assurance can be given that future common stock dividends will be declared.

      During 2002 and 2003, Fremont General had significant net operating loss carryforwards which were used to offset taxable income generated by FIL. As a result, intercompany payments of federal income tax obligations from FIL, which were otherwise payable to taxing authorities, were available for use by Fremont General for general working capital purposes. The last of the net operating loss carryforwards were fully utilized during 2003 and only current operating losses at Fremont General will offset taxable income generated by FIL; as a result, during 2004, Fremont General paid most of the federal income taxes it received from FIL to the federal taxing authorities. There exist certain California Franchise Tax matters pending resolution, of which Fremont General is not yet able to make a determination of their ultimate liability, but does not believe that the actual outcomes of these matters will adversely impact its liquidity. It is expected that the final resolution of these matters may take several years. (See Note J of Notes to Consolidated Financial Statements.)

      During the year ended December 31, 2004, Fremont General retired at maturity its remaining $22.4 million, at par value, of 7.7% Senior Notes due 2004; in addition, $9.3 million, at par value, of the 7.875% Senior Notes due 2009 were purchased at a cost of approximately $9.3 million. During the year ended December 31, 2003, Fremont General purchased, at par value, $49.3 million of its 7.7% Senior Notes due 2004; the cost was approximately $49.2 million. During the year ended December 31, 2002, Fremont General purchased at par value, $78.9 million of its 7.7% Senior Notes due 2004; the cost was approximately $75.6 million. In addition, during the year ended December 31, 2002, Fremont General purchased $2.3 million in maturity value of its Liquid Yield Option Notes due October 2013 (zero coupon-subordinated) (“LYONs”) for approximately $1.2 million.

      Fremont General has cash and cash equivalents of $147.7 million at December 31, 2004 and believes that, with its other available sources of liquidity, it will have sufficient means to satisfy its liquidity needs for at least the forseeable future.

Off-Balance Sheet Activities

      The Company in 2004 continued to securitize its residential real estate loans. Securitization is a process of transforming the loans into securities, which are sold to investors. The loans are sold to a qualifying special-purpose entity (a “QSPE”) which is legally isolated from the Company. The QSPE, in turn, issues interest-bearing securities, commonly known as asset-backed securities, that are secured by the future cash flows to be derived from the sold loans. The QSPE uses the proceeds from the issuance of the securities to pay the purchase price of the sold loans. The Company does not utilize unconsolidated special-purpose entities as a mechanism to remove non-performing assets from the consolidated balance sheets.

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

      During 2004, the Company securitized $2.97 billion in residential real estate loans. The investors and the QSPEs do not have any recourse to the Company if the cash flows generated by the sold loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, the Company removes from its balance sheet the carrying value of the loans sold and adds to its balance sheet the estimated fair value of the assets obtained in consideration for the loans which generally include the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights. Additional information concerning the Company’s securitization activities is included in Notes A, F, G, and H of Notes to Consolidated Financial Statements.

Contractual Obligations

      The Company has contractual obligations and commitments related to its debt, Preferred Securities and operating leases for premises and equipment. The contractual obligations at December 31, 2004 are summarized by contractual maturity in the following table:

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(Thousands of dollars)
FHLB advances	$900,000	$651,000	$249,000	$—	$—
Senior Notes due 2009	181,450	—	—	181,450	—
LYONs due 2013	950	—	—	—	950
Junior Subordinated Debentures/ Preferred Securities	103,093	—	—	—	103,093

Total debt	1,185,493	651,000	249,000	181,450	104,043
Operating lease obligations	98,733	15,585	30,295	25,642	27,211

Total	$1,284,226	$666,585	$279,295	$207,092	$131,254

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

Gain on Whole Loan Sales and Securitizations

      The Company recognizes net gains or losses on whole loan sales and securitizations of its residential real estate loans at the date of settlement and when the Company has transferred control over the loans to either a third party purchaser or to a securitization transaction. The amount of gain or loss for whole loan sales is based upon the difference between the net cash received for the loans and the allocated carrying value of the loans. The Company primarily sells its whole loans on a servicing released basis and the net cash received includes a premium for the mortgage servicing rights. In a securitization transaction, the Company typically retains the mortgage servicing rights and a gain is recognized to the extent that the net selling price (based upon the allocated fair values of the assets obtained at the date of transfer) exceeds the carrying value of the loans sold. The Company structures each securitization transaction to meet the sale requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and, as a result, at the closing of each securitization, the Company removes from its balance sheet the carrying value of the loans held for sale and adds to its balance sheet the estimated fair value of the assets obtained from the sale of loans through the securitization transaction which generally include the cash received (net of transaction expenses), retained junior class interests (residual interests in securitized loans), and mortgage servicing rights. The carrying value of the loans sold generally is loan principal balance plus the direct costs of origination, less the net amount of fees received from the borrower.

      Concurrent with a securitization transaction, the Company monetizes its retained residual interests through the issuance of Net Interest Margin securities (or “NIMs”). The retained residual interests represent certain excess cash flows and pre-payment fees from the securitization transaction; these cash flows serve as the collateralization for issuing the NIMs. The retained residual interests are sold to a QSPE (a NIM trust or LLC) from which interest-bearing notes are issued. The cash flow from the retained residual interests pays down the NIM notes until they are paid in full; the Company retains an interest which entitles it to receive the cash flow coming to the NIM trust or LLC after the NIM notes have been extinguished. The combination of the securitization transaction and the NIM transaction enabled the Company to generate upfront cash flow in excess of its carrying value of the loans sold. The Company values the retained interest in the NIM transaction at fair value utilizing various assumptions that are inherently subject to volatility, such as anticipated pre-payments of the loans, estimated credit losses and interest rate projections, and thus the value of the retained interest may exhibit variation as economic conditions fluctuate.

Allowance for Loan Losses

      The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and probable losses and inherent risks in the loan portfolio. The allowance for loan losses is established through a provision for loan losses in the consolidated statement of operations and reduced by charge-offs of loan balances related to specific loans. The Company utilizes a systematic methodology for determining an appropriate allowance for loan losses. Management’s methodology for evaluating the adequacy of the allowance encompasses a variety of risk assumptions, both quantitative and qualitative, and the process includes a periodic loan by loan review of loans that are individually evaluated for impairment as well as detailed reviews of other loans, either individually or in pools. Quantitative factors include historical loss experience (by property type and geographic market), delinquency trends, collateral values, specific problem loans, trends in problem and potential problem loans, and other relevant factors. Qualitative factors include prevailing and anticipated economic trends (regionally, nationally and by industry), trends in volume, size and terms of loans, changes in risk selection and underwriting standards, loan concentrations (geographic, property type and industry), and other relevant factors. While this methodology utilizes historical and other objective information deemed to warrant recognition in evaluating the adequacy of the allowance, the adequacy of the allowance is subject to variation as conditions change.

Derivatives

      The Company utilizes various derivative financial instruments in connection with its interest rate risk management activities and, as of December 31, 2004, utilized a combination of forward sales commitments and Eurodollar futures contracts to hedge its residential loans held for sale and a certain portion of its unfunded pipeline. The Company’s forward sales commitments represent obligations to sell loans at a specific price and date in the future. The value of these commitments increases as interest rates increase. Short Eurodollar futures contracts are standardized exchange-traded contracts, the value of which is tied to spot Eurodollar rates at specified future dates. The value of these futures contracts increase when interest rates increase. These derivatives are intended to reduce the risk of adverse fair value changes in certain interest rate environments. As established by SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as amended and interpreted, derivative financial instruments are reported at their fair value. The Company distinguishes commitments to sell forward loans in two categories, allocated and general. Allocated forward sales commitments are contractual sales agreements whereby a specific pool of loans is agreed upon to be sold to specific buyers at a contractually agreed upon date and price. The allocated sales commitments are accounted for as fair value hedges designated to specific pools of loans that have been contractually agreed upon for sale. General forward sales commitments are currently treated as economic hedges not designated as accounting hedges and are classified as free-standing derivatives. The Company’s Eurodollar futures contracts are currently treated as economic hedges not designated as accounting hedges and are classified as free-standing derivatives. In addition, the Company conditionally quotes interest rates to potential borrowers, which are then subject to adjustment by the Company if any such conditions are not satisfied. Since the Company generally funds the loans at the rate lock commitments, which generally are for 30 days, they are treated as free-standing derivatives and are carried at their estimated fair value. Interest rate lock commitments are valued at zero at inception.

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

New Accounting Standards

      In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The Company adopted the provisions of SOP 03-3 effective January 1, 2005 and does not believe that the adoption of SOP 03-3 will have a significant impact on the Company’s financial position and results of operations.

      In March 2004, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 “Application of Accounting Principles to Loan Commitments” (“SAB 105”). This bulletin summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The provisions of SAB 105 are applicable to loan commitments accounted for as derivatives and entered into subsequent to April 1, 2004. Under SAB 105, it is determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. The application of the accounting described in SAB 105 did not have a material impact on the Company’s financial position or results of operations as the Company did not recognize any revenue at the inception of the rate lock.

      In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). Among other things, this guidance is applicable to investments in debt and equity securities accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In September 2004, the FASB delayed the effective date for the measurement and recognition guidance contained in paragraphs 10 — 20 of EITF 03-1 pending further deliberation on the impact of the guidance on investments in debt securities impaired solely due to interest rates and/or sector spreads. The final outcome of this deliberation is not anticipated to have a significant impact on the Company’s financial position or results of operations.

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment (“SFAS No. 123R”). This amended standard requires all entities to recognize compensation expense over the related vesting period in an amount equal to the fair value of share-based payments granted to employees. For large public companies, SFAS No. 123R is effective for awards granted, modified or settled after June 30, 2005. The Company does not believe that the adoption of SFAS No. 123R will have a significant impact on the Company’s financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The information set forth under the sub-headings “Market Risk,” “Interest Rate Risk,” and “Fremont General (Parent-only) — Interest Rate Risk” in the Company’s Management’s Discussion and Analysis is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

      The Company’s Consolidated Financial Statements are set forth in the “Index” on page F-1 hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As of December 31, 2004, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

Management’s Report on Internal Control over Financial Reporting

      The management of Fremont General is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2004.

      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been attested to by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

      There have been no changes in the Company’s internal controls over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Auditor’s Attestation Report

      The Report of Independent Registered Public Accounting Firm on page F-3 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 9B.	Other Information.

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information set forth under the sub-headings “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Fremont General’s Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

      Fremont General’s Code of Conduct and the Code of Ethics for Senior Financial Officers applies to its principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, and satisfies the SEC’s requirement for a “code of ethics” applying to such officers. A free copy of the Code of Conduct and/or the Code of Ethics for Senior Financial Officers may be obtained by calling the investor relations request line at 310/264-7442, by email at invrel@fmt.com or by fax at 310/315-5593.

Item 11.	Executive Compensation

      The information set forth under the sub-headings “Election of Directors,” “Committees of the Board of Directors,” “Compensation of Directors,” “Executive Officers,” “Summary Compensation Table,” “Summary Compensation Table — Explanations,” “Option/SAR Grants In Last Fiscal Year,” “Option Exercises and Year-End Option Values,” “Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table,” “Employment Agreements,” “Retirement and Other Benefit Plans,” “Amended 1989 Non-Qualified Stock Option Plan,” “1997 Stock Plan,” “Supplemental Executive Retirement Plan,” and “Excess Benefit Plan” in Fremont General’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information set forth under the sub-headings “Principal and Management Stockholders” in Fremont General’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information set forth under the sub-headings “Election of Directors,” “Employment Agreements,” and “Certain Relationships and Related Transactions” in Fremont General’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information set forth under the sub-heading “Principal Accounting Firm Fees” in Fremont General’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

      (a)(1) and (a)(2) and (c) Financial Statements and Schedules. Reference is made to the “Index — Consolidated Financial Statements and Financial Statements Schedules — Annual Report on Form 10-K” filed as part of this Annual Report.

      (a)(3) and (b) Exhibits.

Exhibit
No.	Description

3.1	Restated Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 1998, Commission File Number 1-8007.)
3.2	Certificate of Amendment of Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)
3.3(a)	Amended and Restated By-Laws of Fremont General Corporation. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
3.3(b)	Fremont General Corporation Bylaw Amendment Adopted by the Board of Directors on November 30, 2003. (Incorporated by reference to Exhibit 3.3(b) to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2003, Commission File Number 1-8007.)
3.3(c)	Fremont General Corporation Bylaw Amendment Adopted by the Board of Directors on March 16, 2004. (Incorporated by reference to Exhibit 3.3(c) to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2004, Commission File Number 1-8007.)
4.1	Form of Stock Certificate for Common Stock of the Registrant. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
4.2	Indenture with respect to Liquid Yield Option Notes Due 2013 between the Registrant and Bankers Trust Company. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed on October 1, 1993, Registration Number 33-68098.)
4.3	Indenture among the Registrant, the Trust and Bank of New York (originated with First Interstate Bank of California), a New York Banking Corporation, as trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.4	Amended and Restated Declaration of Trust among the Registrant, the Regular Trustees, The Chase Manhattan Bank (USA), a Delaware banking corporation, as Delaware trustee, and The Chase Manhattan Bank, N.A., a national banking association, as Institutional Trustee. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.5	Preferred Securities Guarantee Agreement between the Registrant and The Chase Manhattan Bank, N.A., a national banking association, as Preferred Guarantee Trustee. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.6	Common Securities Guarantee Agreement by the Registrant. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.7	Form of Preferred Securities. (Included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

Exhibit
No.	Description

10.1*	Fremont General Corporation and Affiliated Companies Investment Incentive Plan and Amendments Number One, Two, Three and Four. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002, Commission File Number 1-8007.)
10.2(a)*	Fremont General Corporation Investment Incentive Program Trust. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1993, Commission File Number 1-8007.)
10.2(b)*	Amendment to the Fremont General Corporation Investment Incentive Program Trust. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.3*	Fremont General Corporation Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit C to the Registrant’s 2004 Definitive Proxy Statement on Form DEF14A filed on April 14, 2004.)
10.4(a)*	Fremont General Corporation Supplemental Retirement Plan II. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 filed on November 23, 2004, Registration Number 333-120721.)
10.4(b)*	Fremont General Corporation Supplemental Executive Retirement Plan II Trust
10.5*	Fremont General Corporation 2003 Excess Benefit Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002, Commission File Number 1-8007.)
10.6*	Fremont General Corporation 2003 Excess Benefit Plan Trust Agreement. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002, Commission File Number 1-8007.)
10.7*	Fremont General Corporation Deferred Compensation Trust. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on April 9, 2001, Registration Number 333-58560.)
10.8(a)*	Fremont General Corporation 1997 Stock Plan and related agreements. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007.)
10.8(b)*	Amendment to the Fremont General Corporation 1997 Stock Plan.
10.9*	Fremont General Corporation Executive Officer Annual Bonus Plan (Incorporated by reference to Exhibit A to the Registrant’s 2004 Definitive Proxy Statement on Form DEF14A filed on April 14, 2004.)
10.10*	Fremont General Corporation Officer Long Term Incentive Compensation Plan (Incorporated by reference to Exhibit B to the Registrant’s 2004 Definitive Proxy Statement on Form DEF14A filed on April 14, 2004.)
10.11*	Management Incentive Compensation Plan of Fremont General Corporation and Affiliated Companies. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001, Commission File Number 1-8007.)
10.12*	2002 Long Term Incentive Compensation Plan of the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2002, Commission File Number 1-8007.)
10.13*	1995 Restricted Stock Award Plan As Amended and forms of agreement thereunder. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8/S-3 filed on December 9, 1997, Registration Number 333-17525.)

Exhibit
No.	Description

10.14(a)*	Fremont General Corporation Employee Benefits Trust Agreement (“Grantor Trust”) dated September 7, 1995 between the Registrant and Merrill Lynch Trust Company of California. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.14(b)*	November 11, 1999 Amendment to Exhibit A to the Fremont General Corporation Employee Benefits Trust (“Grantor Trust”) dated September 7, 1995 between the Registrant and Merrill Lynch Trust Company of California. (Incorporated by reference to Exhibit 10.13(a) to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999, Commission File Number 1-8007.)
10.15(a)*	Employment Agreement between the Registrant and James A. McIntyre dated January 1, 1994. (Incorporated by reference to Exhibit (10)(i) to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1994, Commission File Number 1-8007.)
10.15(b)*	First Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 1996. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007.)
10.15(c)*	Second Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 8, 1997. (Incorporated by reference to Exhibit 10.14(c) to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007.)
10.15(d)*	Third Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 2000. (Incorporated by reference to Exhibit 10.9(d) to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
10.15(e)*	Fourth Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 2003. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2003, Commission File Number 1-8007.)
10.16*	Employment Agreement between the Registrant and Wayne R. Bailey dated February 25, 2000. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
10.17*	Employment Agreement between the Registrant and Raymond G. Meyers dated February 25, 2000. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)
10.18*	Employment Agreement between the Registrant and Louis J. Rampino dated February 25, 2000. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
10.19*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Gwyneth E. Colburn dated August 7, 2003. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission File Number 1-8007.)
10.20*	Management Continuity Agreement between the Registrant and Alan Faigin dated August 7, 2003. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2003, Commission File Number 1-8007.)
10.21*	Management Continuity Agreement between the Registrant and Marilyn I. Hauge dated August 7, 2003. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2003. Commission File Number 1-8007.)

Exhibit
No.	Description

10.22*	Management Continuity Agreement between the Registrant and Patrick E. Lamb dated August 7, 2003. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2003, Commission File Number 1-8007.)
10.23*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Kyle R. Walker dated August 7, 2003. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission File Number 1-8007.)
10.24*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Murray L. Zoota dated August 7, 2003. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission File Number 1-8007.)
10.25	Continuing Compensation Plan for Retired Directors. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.26	Letter Agreement among Fremont Compensation Insurance Group, the Registrant and the State of California Department of Insurance dated November 27, 2000. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
10.27	California Department of Insurance Letter Agreement of Run-Off and Regulatory Oversight of the Fremont Compensation Insurance Group, Inc. Workers’ Compensation Insurance Companies dated July 2, 2002. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2002, Commission File Number 1-8007.)
10.28	Transition Agreement by and among Fremont Compensation Insurance Group, Inc., Fremont Compensation Insurance Company, Fremont Indemnity Company, Fremont Pacific Insurance Company and Amyniles Insurance Company dated as of May 31, 2002. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 19, 2002, Commission File Number 1-8007.)
21	Subsidiaries of the Registrant
23	Consent of Ernst & Young LLP, Independent Auditors
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management or compensatory plans or arrangements. With respect to long-term debt instruments, the Registrant undertakes to provide copies of such agreements upon request by the Commission.

FREMONT GENERAL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Fremont General Corporation

      We have audited the accompanying consolidated balance sheets of Fremont General Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fremont General Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fremont General Corporation and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Fremont General Corporation

      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Fremont General Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fremont General Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that Fremont General Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Fremont General Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fremont General Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2004 of Fremont General Corporation and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

March 10, 2005

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(Thousands of dollars)
Assets
Cash and cash equivalents	$904,975	$835,651
Investment securities classified as available for sale at fair value	1,236	1,958
Federal Home Loan Bank (“FHLB”) stock at cost	77,127	112,587
Loans held for sale — net	5,454,692	3,653,547
Loans held for investment — net	3,313,089	4,577,419
Mortgage servicing rights — net	18,002	6,898
Residual interests in securitized loans at fair value	15,774	6,530
Accrued interest receivable	34,121	38,663
Real estate owned	23,922	25,466
Premises and equipment — net	54,347	24,897
Deferred income taxes	155,529	193,304
Other assets	53,182	48,367

Total Assets	$10,105,996	$9,525,287

Liabilities
Deposits:
Savings accounts	$1,283,223	$1,244,083
Money market deposit accounts	508,227	412,524
Certificates of deposit	5,755,530	4,976,559

	7,546,980	6,633,166
Warehouse lines of credit	—	—
Federal Home Loan Bank advances	900,000	1,650,000
Senior Notes due 2004	—	22,377
Senior Notes due 2009	180,133	188,987
Liquid Yield Option Notes due 2013 (“LYONs”)	611	654
Junior Subordinated Debentures/Preferred Securities	103,093	100,000
Other liabilities	361,531	265,371

Total Liabilities	9,092,348	8,860,555

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $.01 per share — Authorized: 2,000,000 shares; none issued	—	—
Common stock, par value $1 per share — Authorized: 150,000,000 shares; issued and outstanding: (2004 — 77,241,000 and 2003 — 75,990,000)	77,241	75,990
Additional paid-in capital	330,328	296,000
Retained earnings	663,580	328,044
Deferred compensation	(58,916)	(35,889)
Accumulated other comprehensive income	1,415	587

Total Stockholders’ Equity	1,013,648	664,732

Total Liabilities and Stockholders’ Equity	$10,105,996	$9,525,287

The accompanying notes are an integral part of these statements.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(Thousands of dollars,
	except per share data)
Interest income:
Interest and fee income on loans:
Residential	$366,195	$235,313	$143,876
Commercial	290,973	303,760	286,499
Other	496	515	2,991

	657,664	539,588	433,366
Interest income — other	13,660	6,285	4,406

	671,324	545,873	437,772
Interest expense:
Deposits	151,485	127,791	143,065
FHLB advances	25,092	25,167	15,245
Warehouse lines of credit	950	1,173	—
Senior Notes	15,347	18,377	24,190
Junior Subordinated Debentures/Preferred Securities	9,278	9,000	9,000
Other	413	655	339

	202,565	182,163	191,839
Net interest income	468,759	363,710	245,933
Provision for loan losses	(6,842)	98,262	108,118

Net interest income after provision for loan losses	475,601	265,448	137,815
Non-interest income:
Net gain (loss) on:
Whole loan sales and securitizations of residential real estate loans	437,351	307,644	185,036
Sale of residual interests in securitized loans	—	17,503	—
Whole loan sales of other loans	—	674	78
Extinguishment of debt	(105)	(1)	3,191
Loan servicing income	36,467	10,734	6,727
Mortgage servicing rights amortization and impairment provision	(12,244)	(1,050)	—
Impairment on residual assets	(985)	—	—
Other	22,746	16,760	9,742

	483,230	352,264	204,774
Non-interest expense:
Compensation and related	244,621	172,324	100,970
Occupancy	17,287	11,678	8,597
Other	95,253	69,589	56,132

	357,161	253,591	165,699
Income before income taxes	601,670	364,121	176,890
Income tax expense	247,914	152,168	72,813

Net income from continuing operations	353,756	211,953	104,077
Discontinued insurance operations in regulatory liquidation, net of tax	—	44,308	(77,762)

Net income	$353,756	$256,261	$26,315

Per Share Data:
Basic:
Net income from continuing operations	$4.98	$3.03	$1.55
Discontinued insurance operations in regulatory liquidation, net of tax	—	0.63	(1.16)

Net income	$4.98	$3.66	$0.39

Diluted:
Net income from continuing operations	$4.80	$2.98	$1.55
Discontinued insurance operations in regulatory liquidation, net of tax	—	0.62	(1.16)

Net income	$4.80	$3.60	$0.39

The accompanying notes are an integral part of these statements.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(Thousands of dollars)
Operating Activities
Net income from continuing operations	$353,756	$211,953	$104,077
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Provision for loan losses	(6,842)	98,262	108,118
Increase in mortgage servicing rights	(23,348)	(7,948)	—
Increase in residual interests in securitized loans	(4,910)	(5,346)	—
Sale of and cash from residual interests in securitized loans	—	22,749	19,091
Deferred income tax expense	36,935	83,409	58,750
Depreciation, amortization and impairment of retained interests	32,186	19,969	17,699
Change in accrued interest	4,542	(10,134)	(3,487)
Change in other assets	(12,752)	(19,432)	12,550
Change in federal and state income taxes payable	34,244	50,924	(5,028)
Increase in accrued Employee Stock Ownership Plan	27,882	20,934	7,865
Increase in accrued incentive compensation	17,974	27,427	3,834
Increase in deferred compensation obligation	15,538	13,899	2,051
Change in accounts payable and other liabilities	27,588	41,188	(4,028)

Net cash provided by operating activities before loans held for sale activity	502,793	547,854	321,492
Originations of loans held for sale	(23,446,274)	(13,067,435)	(6,662,064)
Sale of and payments received from loans held for sale	22,507,477	11,088,317	5,689,554

Net cash used in operating activities	(436,004)	(1,431,264)	(651,018)
Investing Activities
Originations and advances funded for loans held for portfolio	(2,645,193)	(2,938,327)	(2,017,128)
Payments received from and sales of loans held for portfolio	3,055,251	2,224,707	1,746,873
Investment securities available for sale:
Purchases	(16)	(349,983)	(327,994)
Maturities or repayments	710	651,701	333,944
Net (purchases) sales of FHLB stock	35,460	(33,086)	(47,350)
Cash contributions to discontinued insurance operations	—	(8,625)	(14,247)
Purchases of premises and equipment	(41,760)	(19,162)	(7,160)

Net cash provided by (used in) investing activities	404,452	(472,775)	(333,062)
Financing Activities
Deposits accepted, net of repayments	913,814	2,087,443	289,301
FHLB repayments, net of advances	(750,000)	475,000	866,000
Extinguishment of Senior Notes and LYONs	(31,559)	(51,749)	(79,963)
Dividends paid	(16,613)	(10,516)	(7,177)
Stock options exercised	13,509	2,120	—
Change in deferred compensation plans	(28,275)	1,016	1,091

Net cash provided by financing activities	100,876	2,503,314	1,069,252

Increase in cash and cash equivalents	69,324	599,275	85,172
Cash and cash equivalents at beginning of year	835,651	236,376	151,204

Cash and cash equivalents at end of year	$904,975	$835,651	$236,376

The accompanying notes are an integral part of these statements.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Deferred	Comprehensive
	Stock	Capital	Earnings	Compensation	Income	Total

			(Thousands of dollars)
Balance at January 1, 2002	$70,795	$276,024	$64,129	$(53,293)	$118	$357,773
Net income	—	—	26,315	—	—	26,315
Cash dividends declared — $0.08 per share	—	—	(5,853)	—	—	(5,853)
Retirement of common stock	(38)	(145)	—	183	—	—
Shares issued, acquired or allocated for employee benefit plans	3,844	12,964	—	(15,717)	—	1,091
Amortization of restricted stock	—	—	—	17,131	—	17,131
Shares allocated to ESOP	796	3,651	—	509	—	4,956
Other adjustments	—	(3,986)	—	1,645	—	(2,341)
Net change in unrealized gain on investments, net of deferred taxes	—	—	—	—	(55)	(55)

Balance at December 31, 2002	75,397	288,508	84,591	(49,542)	63	399,017
Net income	—	—	256,261	—	—	256,261
Cash dividends declared — $0.17 per share	—	—	(12,808)	—	—	(12,808)
Conversion of LYONs	4	62	—	—	—	66
Stock options exercised	269	2,487	—	—	—	2,756
Retirement of common stock	(37)	(153)	—	190	—	—
Shares issued, acquired or allocated for employee benefit plans	357	3,644	—	(7,980)	—	(3,979)
Amortization of restricted stock	—	—	—	15,045	—	15,045
Shares allocated to ESOP	—	1,727	—	8,262	—	9,989
Other adjustments	—	(275)	—	(1,864)	—	(2,139)
Net change in unrealized gain on investments and residual interests, net of deferred taxes	—	—	—	—	524	524

Balance at December 31, 2003	75,990	296,000	328,044	(35,889)	587	664,732
Net income	—	—	353,756	—	—	353,756
Cash dividends declared — $0.24 per share	—	—	(18,220)	—	—	(18,220)
Conversion of LYONs	5	71	—	—	—	76
Stock options exercised	947	17,212	—	—	—	18,159
Retirement of common stock	(139)	(698)	—	837	—	—
Shares issued, acquired or allocated for employee benefit plans	438	9,332	—	(38,635)	—	(28,865)
Amortization of restricted stock	—	—	—	13,962	—	13,962
Shares allocated to ESOP	—	4,829	—	15,214	—	20,043
Change in cost of common stock held in trust	—	—	—	(11,865)	—	(11,865)
Other adjustments	—	3,582	—	(2,540)	—	1,042
Net change in unrealized gain on investments and residual interests, net of deferred taxes	—	—	—	—	828	828

Balance at December 31, 2004	$77,241	$330,328	$663,580	$(58,916)	$1,415	$1,013,648

The accompanying notes are an integral part of these statements.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,

	2004	2003	2002

	(Thousands of dollars)
Net income	$353,756	$256,261	$26,315
Other comprehensive income (loss):
Net change in unrealized gains (losses) during the period:
Investment securities	(28)	(55)	(71)
Residual interests in securitized loans	1,409	923	—

	1,381	868	(71)
Less deferred income tax expense (benefit)	553	344	(16)

Other comprehensive net income (loss)	828	524	(55)

Total comprehensive net income	$354,584	$256,785	$26,260

The accompanying notes are an integral part of these statements.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Nature of Operations and Significant Accounting Policies

      Fremont General Corporation (“Fremont General” or when combined with its subsidiaries “the Company”) is a financial services holding company. Fremont General’s financial services operations are consolidated within Fremont General Credit Corporation (“FGCC”), which is engaged in commercial and residential (consumer) real estate lending nationwide through its California-chartered industrial bank subsidiary, Fremont Investment & Loan (“FIL”). FIL’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum legal limits.

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The significant accounting policies that materially affect financial reporting are summarized below.

      Consolidation: With the exception of the discontinued insurance operations (See Note T), the consolidated financial statements include the accounts and operations, after intercompany eliminations, of Fremont General and its subsidiaries.

      Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents: All highly liquid investment instruments with an original maturity of no more than three months are classified as cash equivalents.

      Investment Securities Available for Sale: Investment securities classified as available for sale are carried at their estimated fair value. Unrealized holding gains and losses on these investments are included in accumulated other comprehensive income and reported as a separate component of stockholders’ equity, net of deferred taxes.

      Realized investment gains and losses are included in other non-interest income based on specific identification of the investment sold. Unrealized losses that are other-than-temporary are recognized in earnings.

      Loans Held for Investment: Loans are reported at the principal amount outstanding, net of deferred fees and costs, loan participations by other financial institutions or investors, and the allowance for loan losses. Interest is accrued daily as earned, except where reasonable doubt exists as to collectibility, in which case accrual of interest is discontinued and the loan is placed on nonaccrual status. Loan origination fees, net of direct incremental loan origination costs, are deferred and amortized to interest income over the contractual life of the loan using the interest method. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $131.6 million and $78.3 million as of December 31, 2004 and 2003, respectively.

      The allowance for loan losses is increased by provisions charged against operations and reduced by loan amounts charged off by management. The allowance is maintained at a level considered adequate to provide for probable and inherent losses on loans based on management’s evaluation of the loan portfolio. While management uses all available information to estimate the level of the allowance for loan losses, future additions may be necessary based on changes in the amounts and timing of future cash flows expected due to changes in collateral values supporting loans, general economic conditions and the financial condition of individual borrowers.

      Management classifies loans as non-accrual when principal or interest is in default 90 days or more (unless the loan has collateral sufficient to discharge the debt and management reasonably expects repayment of the debt or restoration to a current status in the near future) or when other factors indicate that payment in

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

full of principal and interest is not expected according to the contractual terms of the loan. When a loan is placed on non-accrual status, any previously uncollected interest is reversed as a reduction of interest income on loans receivable and accrued interest receivable. Subsequent collections on non-accrual loans are applied as a reduction of principal when other factors indicate that payment in full of principal is not expected. Once all principal has been received, any additional interest payments are recognized as interest income on a cash basis. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met. The Company’s charge-off policy is based on a monthly loan-by-loan review.

      Loans Held for Sale: Loans held for sale are comprised of residential real estate loans and are carried at the lower of aggregate cost or estimated fair value. Interest is accrued daily as earned, except where reasonable doubt exists as to collectibility or principal and interest is in default 90 days or more, in which case accrual of interest is discontinued and the loan is placed on non-accrual status. When a loan is placed on non-accrual status, any previously uncollected interest is reversed as a reduction of interest income and accrued interest receivable. Subsequent collections of interest on non-accrual loans are applied as interest income. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current. Fair values are estimated based upon available information from recent sales of similar pools of loans to investors. Aggregate cost includes the unpaid loan principal balance and direct costs of origination, less the net amount of fees received from the borrower as adjusted for the effects of qualified hedge accounting adjustments. The Company maintains a valuation reserve that is based upon management’s evaluation of the probable valuation-related deficiencies inherent within the loans held for sale. The reserve level is determined based upon actual ultimate discounts experienced in recent production stratifications and the criteria of the various loan distribution channels. The reserve is increased through periodic provisions that are recorded in current operations as a reduction of the gain on the sale of residential real estate loans. Interest earned on loans held for sale is recorded as interest income until the date of sale.

      Real Estate Owned: Real estate owned (“REO”) is comprised of real estate acquired in satisfaction of loans. Properties acquired through or in lieu of foreclosure on loans secured by real estate are reported in the financial statements at the lower of cost or estimated realizable value (net of estimated costs to sell). Estimated realizable values are based on an evaluation of numerous factors, including appraisals, sales of comparable assets and estimated market conditions. Properties that become REO are marked to market, if necessary, upon transfer, with any loss being reflected as a charge-off. Gains on the subsequent sale of REO properties, losses on the subsequent sale or periodic revaluation of REO properties, and the net costs of maintaining these properties, are included in non-interest expense.

      Gain on Whole Loan Sales and Securitizations: The Company recognizes net gains or losses on whole loan sales and securitizations of its residential real estate loans at the date of settlement and when the Company has transferred control over the loans to either a securitization transaction or to a third-party purchaser. The amount of gain or loss for whole loan sales is based upon the difference between the net cash received for the loans and the allocated carrying value of the loans. The Company primarily sells its whole loans on a servicing released basis and the net cash received includes a premium for the mortgage servicing rights. In a securitization transaction, the Company retains the mortgage servicing rights and a gain is recognized to the extent that the net selling price (based upon the allocated fair values of the assets obtained at the date of transfer) exceeds the carrying value of the loans sold. The Company structures each securitization transaction to meet the sale requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and, as a result, at the closing of each securitization, the Company removes from its balance sheet the carrying value of the loans held for sale and adds to its balance sheet the estimated fair value of the assets obtained from the sale of loans through the securitization transaction which generally include the cash received (net of transaction expenses), retained junior class interests (residual interests in securitized loans), and mortgage servicing rights. While the

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company does not retain credit risk on the residential real estate loans it securitizes, it does have a potential liability under representations and warranties it makes to purchasers and insurers of the loans.

      Residual Interests in Securitized Loans: The Company records residual interests in securitized loans as a result of selling its residential real estate loans through securitization transactions to a qualifying special-purpose entity (a “QSPE”) and the sale of a portion of its residual interests through the issuance of net interest margin securities (“NIMs”). The Company’s residual interests in securitized loans are classified as available for sale securities and are measured at estimated fair value; any unrealized gains or losses, net of deferred taxes, due to changes in the valuation of the residual interests are excluded from current period earnings and reported as other comprehensive income, which is a separate component of stockholders’ equity. Realized gains or losses on the sales of retained interests are computed by the specific identification method at the time of disposition and recorded in earnings. Interest accretion on the residual interests is recorded on the accrual basis in interest income — other.

      The Company estimates the fair value of the residual interests by calculating the present value of the estimated expected future cash flows to be retained by using discount, loss and prepayment rates that the Company believes are commensurate with the risks associated with the cash flows. The Company discounts the applicable cash flows using the dates that such cash flows are expected to be released to the Company (the cash-out method). With the sale of the NIMs, the Company will begin to receive cash flows only when the holders of the notes created in a NIMs transaction are fully paid.

      The amount of future cash flows are determined using the excess of the weighted-average coupon on the loans sold into the securitization trust over the sum of the anticipated coupon on the senior certificates, applicable servicing fees, expected losses on the loans sold over their lives, and estimated other expenses and revenues associated with the securitization. The significant assumptions used by the Company to estimate the residual cash flows are anticipated prepayments of the loans, estimated credit losses and delinquencies, and future interest rate projections. These assumptions are inherently subject to volatility and uncertainty, and as a result, the estimated fair value of the residual interests will potentially fluctuate from period to period. The Company evaluates its residual interests for impairment on a quarterly basis, taking into consideration trends in actual cash flows, industry and economic developments, and other relevant factors.

      Mortgage Servicing Rights and Loan Servicing Income: The Company records an asset for mortgage servicing rights (“MSR”) as a result of its securitization transactions for which servicing is retained. The mortgage servicing rights asset arises from contractual agreements that specify the servicing duties to be performed by the Company for which the Company receives a servicing fee.

      The mortgage servicing rights asset is initially recorded by allocating the previous carrying amount of the loans sold between the securities or loans sold and the resulting retained interests (including mortgage servicing rights assets) based on their relative fair values at the date of securitization or portfolio sale. The mortgage servicing rights asset is amortized over the period of, and in proportion to, the estimated net servicing income.

      Once recorded, the mortgage servicing rights asset is periodically evaluated for impairment. For purposes of performing its impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain predominant risk characteristics including loan type (fixed-rate or adjustable-rate) and prepayment penalty type (prepayment penalty or no prepayment penalty). Management periodically reviews the various impairment strata to determine whether the value of the impaired mortgage servicing rights asset in a given stratum is likely to recover. When management deems recovery of the value to be unlikely in the foreseeable future, a permanent impairment write-down of the underlying mortgage servicing rights asset to its estimated recoverable value is charged to the valuation allowance. The mortgage servicing rights asset cannot be carried above its amortized cost. Considerable judgment is required to determine the fair value of the mortgage servicing rights asset.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also performs interim servicing for other investors that have purchased the Company’s residential real estate loans (until the loans are transferred to another servicer). The fees for servicing these loans on an interim basis are credited to loan servicing fee income when received.

      Derivative Financial Instruments: The Company utilizes derivative financial instruments in connection with its interest rate risk management activities. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, the derivative financial instruments are reported on the consolidated balance sheets at their fair value.

      At inception, the Company designates every derivative instrument as either a hedge of the fair value of a recognized asset (“fair value” hedge) or a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset attributable to the hedged risk are recorded in current period earnings. The effect of this accounting is to reflect in earnings the extent to which the hedge is not effective (“hedge ineffectiveness”) in achieving offsetting changes in fair value. For free-standing derivative instruments, changes in the fair value of the derivative instrument are reported in current period earnings.

      During 2004, the Company began using fair value hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge mortgage loans held for sale. In the case of fair value hedges, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value hedges to specific assets on the balance sheet. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values of hedged items.

      The Company discontinues hedge accounting when (1) it determines that a derivative instrument is no longer effective in offsetting changes in the fair value of a hedged item; (2) a derivative instrument expires, terminates, or is exercised; or (3) a derivative instrument is de-designated as a hedge instrument. When hedge accounting is discontinued, the derivative instrument continues to be carried on the balance sheet at its fair value with changes in its fair value recognized in current period earnings. However, the carrying value of the previously hedged asset is no longer adjusted for changes in fair value.

      Premises and Equipment: Furniture and equipment are stated at cost, less accumulated depreciation. Generally depreciation is computed using the straight-line method over periods ranging from two to twelve years. Leasehold improvements are amortized over the terms of the lease.

      Deposits: Deposits consist of certificates of deposit, savings accounts and money market deposit accounts at FIL. Such balances are credited with interest at rates ranging from 1.40% to 6.77% at December 31, 2004. The estimated fair value of the deposits was $7.56 billion at December 31, 2004. (See Note K.)

      Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments, commercial and residential real estate loans, mortgage servicing rights and residual interests in securitized residential real estate loans. The Company places its temporary cash investments with high credit quality financial institutions. The Company attempts to limit the effects of concentration of credit risk for its commercial real estate loans by emphasizing first mortgage lending on a wide variety of properties that generate stable or increasing cash flow streams, have strong asset quality and proven sponsorship. In addition, loans for larger amounts are typically participated out to other financial institutions to limit the risk associated with an individual loan transaction. At December 31, 2004 and 2003, there were 66 and 82 commercial real estate loans, respectively, each with loan balances in excess of $15 million, and 37% of the commercial real estate loan portfolio was secured by mortgages on properties

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

located in California. The commercial real estate portfolio also includes concentrations of loans secured by multi-family condominium (25%) and office (18%) properties. Concentration of credit risk with respect to the residential real estate loans held for sale is limited due to the large number of borrowers; however, approximately 32% of the loans held for sale are from borrowers within the state of California.

      Stock-Based Compensation: Stock awards granted under the Company’s Restricted Stock Award Plan are accounted for using the fair value based method in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123”). Company stock options, the last of which were granted in 1997, are accounted for using the intrinsic value-based method permitted by SFAS No. 123. Based on the provisions of SFAS No. 123 there would be no compensation expense recognized on these stock options and no impact on earnings per share for the years presented since all options were fully vested by 2001.

      New Accounting Standards: In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The Company adopted the provisions of SOP 03-3 effective January 1, 2005 and does not believe that the adoption of SOP 03-3 will have a significant impact on the Company’s financial position or results of operations.

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment (“SFAS No. 123R”). This amended standard requires all entities to recognize compensation expense over the related vesting period in an amount equal to the fair value of share-based payments granted to employees. For large public companies, SFAS No. 123R is effective for awards granted, modified or settled after June 30, 2005. The Company does not believe that the adoption of SFAS No. 123R will have a significant impact on the Company’s financial position and results of operations.

      In March 2004, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 “Application of Accounting Principles to Loan Commitments” (“SAB 105”). This bulletin summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The provisions of SAB 105 are applicable to loan commitments accounted for as derivatives and entered into subsequent to April 1, 2004. Under SAB 105, it is determined that an interest rate lock commitment should generally be valued at zero at inception and is to be adjusted for changes in value resulting from changes in market interest rates. The application of the accounting described in SAB 105 did not have a material impact on the Company’s financial position or results of operations as the Company’s policy is not to recognize any revenue at the inception of the rate lock.

      In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). Among other things, this guidance is applicable to investments in debt and equity securities accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In September 2004, the FASB delayed the effective date for the measurement and recognition guidance contained in paragraphs 10 – 20 of EITF 03-1 pending further deliberation on the impact of the guidance on investments in debt securities impaired solely due to interest rates and/or sector spreads. The Company does not believe the final outcome of this deliberation will have a significant impact on the Company’s financial position or results of operations.

      Reclassifications: Certain reclassifications of prior years’ amounts have been made to conform to the current year’s presentation.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note B — Cash and Cash Equivalents

      Cash and cash equivalents at December 31, are summarized in the following table:

	2004	2003

	(Thousands of dollars)
Cash on hand	$257	$176
FHLB shareholder transaction account	710,354	663,552
Federal Reserve account	2,030	842
U S Govt Agency money market fund	147,297	41,733
Market interest rate account	13	13
Non-interest bearing deposits in other financial institutions	45,024	129,335

Total cash and cash equivalents	$904,975	$835,651

      The FHLB shareholder transaction account represents a short-term interest-bearing transaction account with the Federal Home Loan Bank of San Francisco. The Company’s cash and cash equivalent balances were unrestricted as of December 31, 2004 and 2003.

Note C — Loans Held for Sale

      Loans held for sale consist solely of residential real estate loans (primarily first trust deeds, but also second trust deeds) which are aggregated prior to their sale and are carried at the lower of aggregate cost or estimated fair value. The Company’s residential real estate loans have loan terms for up to thirty years and are typically secured by first deeds of trust on single-family residences. The Company’s residential real estate loans held for sale typically have a significant concentration (generally 75% or above) of “hybrid” loans which have a fixed rate of interest for an initial period (i.e. two years) after origination, after which the interest rate is adjusted to a rate equal to the sum of six-month LIBOR and a margin as set forth in the mortgage note. The interest rate then adjusts at each six-month interval thereafter, subject to various lifetime and periodic rate caps and floors. The loans are generally made to borrowers who do not satisfy all of the credit, documentation and other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac, and are commonly referred to as “sub-prime” or “non-prime”.

	December 31,

	2004	2003

	(Thousands of dollars)
Loan principal balance:
1st trust deeds	$5,036,724	$3,466,432
2nd trust deeds	383,039	160,855

	5,419,763	3,627,287
Basis adjustment for fair value hedge accounting	(1,327)	—
Net deferred direct origination costs	74,514	50,067

	5,492,950	3,677,354
Less: Valuation reserve	(38,258)	(23,807)

Loans held for sale — net	$5,454,692	$3,653,547

Loans held for sale on non-accrual status	$11,874	$6,253

      Since most of the loans that are held for sale are sold within sixty days, the amount of loans held for sale that are classified as non-accrual or become real estate owned, is generally small. Loans held for sale may

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include loans repurchased from previous whole loan sale transactions and securitizations. During 2004 and 2003, respectively, the Company repurchased $167.4 million and $98.5 million of loans from whole loan sale transactions.

Note D — Loans Held for Investment

      Loans held for investment consists of the Company’s commercial real estate loans. Commercial real estate loans, which are primarily variable rate (based upon six-month LIBOR and a margin), represent loans secured primarily by first mortgages on properties such as office, retail, industrial, land development, lodging, multi-family and commercial mixed-use properties. The commercial real estate loans are comprised of permanent, bridge and construction loans of relatively short duration (rarely more than five years in length of term and typically shorter, such as two to three years). As of December 31, 2004, the Company had $1.84 billion in unfunded commitments for existing loans and $218.8 million in unfunded commitments for loans not yet booked. Due to the variability in the timing of the funding of these unfunded commitments, and the extent to which they are ultimately funded, these amounts should not generally be used as a basis for predicting future outstanding loan balances. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $131.6 million and $78.3 million as of December 31, 2004 and 2003, respectively. The Company’s commercial real estate loans also include mezzanine loans (second mortgage loans, which are subordinate to the senior or first mortgage loans) in the amounts of $48.3 million and $36.4 million as of December 31, 2004 and 2003, respectively.

      The Company currently does not carry any residential real estate loans held for investment as it has done in prior periods. The residential real estate loans held for investment in prior periods were similar in type to those the Company currently carries as held for sale. Syndicated commercial loans are variable rate senior commercial loans and are generally secured by substantially all of the assets of the borrower. The following tables further detail the net loans held for investment as of December 31, 2004 and 2003 (thousands of dollars):

	December 31, 2004

			Syndicated
	Commercial	Residential	Commercial
	Real Estate	Real Estate	Loans and Other	Total

Loans outstanding	$3,647,490	$—	$4,526	$3,652,016
Participations sold	(131,635)	—	—	(131,635)

Loans outstanding, net of participations sold	3,515,855	—	4,526	3,520,381
Unamortized deferred origination fees and costs	(35,767)	—	—	(35,767)

Loans outstanding before allowance for loan losses	3,480,088	—	4,526	3,484,614
Allowance for loan losses	(171,471)	—	(54)	(171,525)

Loans held for investment — net	$3,308,617	$—	$4,472	$3,313,089

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

		Residential	Syndicated
	Commercial	Real	Commercial
	Real Estate	Estate	Loans and Other	Total

Loans outstanding	$4,093,313	$789,951	$11,472	$4,894,736
Participations sold	(78,290)	—	—	(78,290)

Loans outstanding, net of participations sold	4,015,023	789,951	11,472	4,816,446
Unamortized deferred origination fees and costs	(33,101)	7,770	(105)	(25,436)

Loans outstanding before allowance for loan losses	3,981,922	797,721	11,367	4,791,010
Allowance for loan losses	(195,000)	(15,607)	(2,984)	(213,591)

Loans held for investment — net	$3,786,922	$782,114	$8,383	$4,577,419

      The following table sets forth information regarding the Company’s non-accrual loans, restructured loans on accrual status and loans on accrual status which are 90 days or more past due. Restructured loans are presented as such in the period of restructure and the three subsequent quarters.

	December 31,	December 31,
	2004	2003

	(Thousands of dollars)
Non-accrual loans held for investment:
Commercial real estate	$82,289	$71,758
Residential real estate	—	8,482
Syndicated commercial and other	—	6,752

	$82,289	$86,992

Restructured loans on accrual status:
Commercial real estate	$9,302	$180,059

Loans 90 days or more past due on accrual status:
Commercial real estate:
Contractually past maturity — current	$—	$10,621
Collaterally secure — non-current	—	25,785

	$—	$36,406

      The Company employs a documented and systematic methodology in determining the adequacy of its allowance for loan losses, which assesses the risk and losses inherent in the portfolio, and represents the Company’s estimate of probable and inherent losses which have occurred as of the date of the financial statements. Establishment of the allowance for loan losses involves determining reserves for individual loans that have been deemed impaired and for groups of loans that are evaluated collectively. Reviews are performed to set allowance allocations for loans that have been individually evaluated and identified as loans which have probable losses; reserve requirements are attributable to specific weaknesses evidenced by various factors such as a deterioration in the quality of the collateral securing the loan, payment delinquency or other events of default. Performing loans that currently exhibit no significant identifiable weaknesses or impairment are evaluated on a collective basis. The allowance for loan losses methodology incorporates management’s judgment concerning the effect of recent economic events on portfolio performance, as well as concentration

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

factors (such as property types, geographic regions and loan sizes). During the third quarter of 2004, the Company recorded a fair value adjustment as a result of the transfer of its residential real estate loans held for investment to loans held for sale. Activity in the allowance for loan losses is summarized in the following table:

	Year Ended December 31,

	2004	2003	2002

	(Thousands of dollars)
Balance — beginning of year	$213,591	$161,190	$104,179
Provision for loan losses	(6,842)	98,262	108,118
Recoveries	1,818	874	1,743
Charge-offs	(27,186)	(46,735)	(49,591)
Fair value adjustment	(9,856)	—	—
Reclass of allowance for loan commitments	—	—	(3,259)

Balance — end of year	$171,525	$213,591	$161,190

      At December 31, 2004 and 2003, the recorded investment in loans (excluding loans held for sale) considered to be impaired was $82,289,000 and $86,992,000, respectively, all of which were on a non-accrual basis. The Company’s policy is to consider a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Evaluation of a loan’s impairment is based on the present value of expected cash flows or the fair value of the collateral, if the loan is collateral dependent. As a result of charge-offs, these impaired loans do not necessarily have a related specific allowance for loan loss allocated to them. However, there were $82,289,000 and $86,992,000 of loans considered impaired that have allocated specific allowances that totaled $13,333,000 and $18,125,000 at December 31, 2004 and 2003, respectively. The average net investment in impaired loans held for investment was $75,995,000, $87,751,000 and $99,600,000 for 2004, 2003 and 2002, respectively. Interest income that was recognized on the cash basis of accounting on loans classified as impaired during the year was $333,000, $500,000 and $768,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Interest income foregone for loans on non-accrual status that had not performed in accordance with their original terms was $10,601,000, $9,229,000 and $8,197,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

      The carrying amounts and estimated fair values of loans held for investment at December 31, 2004 and 2003 are summarized in the following table:

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(Thousands of dollars)
Commercial real estate loans	$3,515,855	$3,532,934	$4,015,023	$4,053,844
Residential real estate loans	—	—	789,951	802,612
Syndicated commercial loans and other	4,526	4,526	11,472	11,472

	3,520,381	3,537,460	4,816,446	4,867,928
Deferred fees and costs	(35,767)	(35,767)	(25,436)	(25,436)

	3,484,614	3,501,693	4,791,010	4,842,492
Allowance for loan losses	(171,525)	(171,525)	(213,591)	(213,591)

Loans held for investment — net	$3,313,089	$3,330,168	$4,577,419	$4,628,901

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The contractual maturities of loans held for investment outstanding (shown net of deferred fees and costs but before the allowance for loan losses) as of December 31, 2004 are summarized below:

	1 to 12	13 to 24	25 to 60	Over 60
	Months	Months	Months	Months	Total

	(Thousands of dollars)
Term loans — variable rate:
Commercial real estate loans	$1,145,830	$1,077,052	$1,040,956	$43,353	$3,307,191
Other consumer loans	9	—	—	—	9
Term loans — fixed rate:
Commercial real estate loans	16,446	15,194	85,108	56,149	172,897
Other consumer loans	639	10	42	3,826	4,517

Total	$1,162,924	$1,092,256	$1,126,106	$103,328	$3,484,614

Note E — Real Estate Owned

      The Company’s REO consists of property acquired through or in lieu of foreclosure on loans secured by real estate. REO is reported in the financial statements at the lower of cost or estimated realizable value (net of estimated costs to sell). REO consisted of the following types of property as of December 31, 2004 and 2003:

	December 31,

	2004	2003

	(Thousands of
	dollars)
Commercial real estate	$21,344	$23,621
Residential real estate	2,578	1,845

Real Estate Owned	$23,922	$25,466

Note F — Retained Interests

      The Company executed loan securitization transactions of $2.97 billion and $1.18 billion in residential real estate loans during the years ended December 31, 2004 and 2003, respectively. In conjunction with these securitizations, the Company recorded retained interests resulting from each securitization transaction. Retained interests include MSRs and residual interests.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the activity in the Company’s MSRs:

	Year Ended December 31,

	2004	2003

	(Thousands of dollars)
Mortgage Servicing Rights
Beginning balance	$6,898	$—
Additions from securitization transactions	20,326	7,948
Additions from held for investment sale	3,022	—
Amortization	(10,202)	(1,050)

Ending balance before valuation allowance	20,044	6,898

Valuation Allowance
Beginning balance	—	—
Valuation allowance for temporary impairment	(2,042)	—

Ending balance	(2,042)	—

Mortgage Servicing Rights — net	$18,002	$6,898

      As servicer, the Company is required to make certain advances on specific loans it is servicing, to the extent such advances are deemed collectible by the Company, from collections related to the individual loan. The total amount outstanding of such servicing advances was $5.3 million and $720,000 at December 31, 2004 and 2003, respectively, and is included in other assets.

      The fair value of the MSRs is derived from the net positive cash flows associated with the servicing agreements. The Company determines the fair value of the MSRs at the time of securitization and at each reporting date by the use of a cash flow model that incorporates prepayment speeds, discount rate and other key assumptions management believes are consistent with assumptions other major market participants use in valuing the MSRs.

      Key economic assumptions used in determining the fair value of the MSRs at the time of securitization are as follows:

	Year ended
	December 31,

	2004	2003

Weighted-average life (years)	1.6	1.9
Weighted-average annual prepayment speed	36.4%	32.9%
Weighted-average annual discount rate	10.0%	10.0%

      Key economic assumptions used in subsequently measuring the fair value of the Company’s MSRs as of the end of the year are as follows:

	Year ended
	December 31,

	2004	2003

Weighted-average life (years)	1.6	1.8
Weighted-average annual prepayment speed	45.7%	34.7%
Weighted-average annual discount rate	10.0%	10.0%

      Residual interests represent the discounted expected future residual cash flows from the securitizations that inure to the Company’s benefit subject to prepayment, net lifetime credit losses and other factors. In

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999, the Company securitized $1.41 billion of its residential real estate loans (in three separate transactions and without the utilization of NIMs); the residual interests in loan securitizations from the 1999 transactions were all sold during the first quarter of 2003 resulting in a pre-tax gain of $17.5 million. The following table summarizes the activity of the Company’s residual interests:

	Year Ended
	December 31,

	2004	2003

	(Thousands of dollars)
Beginning balance at fair value	$6,530	$22,749
Sale of residual interests from 1999 transactions	—	(22,749)
Additions to residual interests	4,910	5,346
Interest accretion	3,910	261
Cash received	—	—
Fair value adjustment	1,409	923
Permanent impairment	(985)	—

Ending balance at fair value	$15,774	$6,530

      As discussed in Note A, the $2.97 billion in loans sold through securitization transactions during 2004 were sold by the Company on a non-recourse basis to off-balance sheet securitization QSPEs. The Company’s only ownership interest in the off-balance sheet QSPEs is reflected in the residual interests of $15.8 million as detailed above. As of December 31, 2004, a total of $3.17 billion in loan principal was outstanding in the Company’s six securitization transactions. The total amount of loan principal securitized in 2004 and 2003 was $4.15 billion.

      The fair values of residual interests are estimated through the use of discounted cash flow models. Key assumptions used in the valuation include prepayment speeds, discount rate, and net lifetime credit losses which management believes are consistent with assumptions other major market participants would use in determining the asset’s fair value.

      Key economic assumptions used in determining the fair value of residual interests at the time of securitization are as follows:

	Year ended
	December 31,

	2004	2003

Weighted-average life (years)	1.6	1.9
Weighted-average annual prepayment speed	36.4%	32.9%
Weighted-average lifetime credit losses	4.5%	4.9%
Weighted-average annual discount rate	20.0%	20.0%

      Key economic assumptions used in subsequently measuring the fair value of the Company’s residual interests as of the end of the year are as follows:

	Year ended
	December 31,

	2004	2003

Weighted-average life (years)	1.6	1.8
Weighted-average annual prepayment speed	45.7%	34.7%
Weighted-average lifetime credit losses	4.5%	5.0%
Weighted-average annual discount rate	20.0%	20.0%

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note G — Gain on Sale and Securitization of Loans

      The Company routinely sells and securitizes residential mortgage loans into the secondary market. Net gains or losses are recognized at the date of settlement and when the Company has transferred control over the loans to either a transaction-specific securitization trust or to a third-party purchaser. The amount of gain or loss for loan sales or securitizations is based upon the difference between the net cash received and the allocated carrying amount of the loans (which includes the costs directly incurred with the origination of the loans, which are deferred and recognized when the loans are sold). Premium recapture and reversal is the reversal or recapture of premium on loans sold which either prepay early per the terms of each sales contract or for certain loans repurchased from prior sales; this amount includes some interest adjustment on loans repurchased. The following table presents the detailed components of the gain on sale and securitization of loans:

	Year Ended December 31,

	2004	2003	2002

	(Thousands of dollars)
Whole loan sales of residential real estate loans	$19,538,713	$9,907,821	$5,689,554
Securitizations of residential real estate loans	2,968,764	1,180,496	—

	$22,507,477	$11,088,317	$5,689,554

Gross premium recognized on loan sales and securitizations	$793,801	$468,282	$270,246
Premium recapture and reversal	(28,140)	(10,720)	(4,818)

Net premium recognized on loan sales and securitizations	765,661	457,562	265,428
Less: Direct costs of loan originations	(313,733)	(145,346)	(73,376)
Adjustments to carrying value of loans held for sale	(15,653)	(4,572)	(7,016)
Change in fair value of derivative instruments	1,076	—	—

Net gain on sale	$437,351	$307,644	$185,036

Note H — Servicing Income

      In addition to the securitized loans that it services, the Company also services loans sold to other financial institutions on an interim basis (until servicing is transferred to another party).

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the components of net loan servicing income for the Company:

	Year Ended December 31,

	2004	2003	2002

	(Thousands of dollars)
Servicing fee income:
Securitization transactions	$11,217	$1,386	$—
Interim servicing	18,806	7,079	5,160
Other	1,558	—	—
Ancillary income(1):
Securitization transactions	2,002	164	—
Interim and other	2,808	2,185	1,567
Other	334	—	—
Contractual securitization servicing costs	(258)	(80)	—

Loan servicing income	$36,467	$10,734	$6,727

(1)	Ancillary income represents all service-related contractual fees retained by the Company and consists primarily of late payment charges.

Note I — Derivative Financial Instruments

      The Company utilizes derivative financial instruments in connection with its interest rate risk management activities. In accordance with its interest rate risk strategy, the Company currently utilizes a combination of forward sales commitments and Eurodollar futures contracts to hedge its residential loans held for sale and a certain portion of its unfunded pipeline of interest rate lock commitments. The Company’s forward sales commitments represent obligations to sell loans at a specific price and date in the future; therefore, the value of these commitments increase as interest rates increase. Short Eurodollar futures contracts are standardized exchange-traded contracts, the value of which is tied to spot Eurodollar rates at specified future dates. The value of these futures contracts increase when Eurodollar rates rise. These derivatives are intended to reduce the risk of adverse fair value changes in certain interest rate environments. In accordance with SFAS No. 133, the derivative financial instruments are reported at their fair value.

      At December 31, 2004, the Company’s commitments to sell forward residential real estate loans to third party investors in whole loan sales transactions was approximately $3.52 billion at various rates and terms. The Company distinguishes commitments to sell forward loans in two categories, allocated and general. At December 31, 2004, allocated and general forward sale commitments notional amounts were $1.27 billion and $2.25 billion, respectively. Allocated forward sales commitments are contractual sales agreements whereby a specific pool of loans is agreed upon to be sold to specific buyers at a contractually agreed upon date and price. In accordance with SFAS No. 133, the allocated forward sales commitments are accounted for as fair value hedges designated to specific pools of loans that have been contractually agreed upon for sale. General forward sales commitments are currently treated as economic hedges not designated as accounting hedges and are classified as free-standing derivatives. Changes in the fair value of both the general and allocated forward sales commitments are reported as a component of gain on sale of residential real estate loans and as either other assets or liabilities, as applicable. The amount of hedge ineffectiveness related to allocated forward sales commitments is immaterial.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2004, the Company had a pipeline of loans in process of approximately $1.89 billion in new residential real estate loans, generally subject to the potential borrower meeting the conditions of the loan approval. The Company conditionally quotes interest rates to potential borrowers, which are then subject to adjustment by the Company if any such conditions are not satisfied. Since the Company generally funds the loans at the rates conditionally approved, the quotes are considered to constitute interest rate locks. These interest rate lock commitments, which generally are for 30 days, are treated as free-standing derivatives and are carried at their estimated fair value with any changes recorded as a component of gain on sale of residential real estate loans. Fair value is estimated based upon the change in the fair value of the underlying mortgage loans as adjusted for the probability of a certain amount of loans in the pipeline not funding within the terms of the initial rate lock. The change in fair value is measured from the date of the interest rate lock and, therefore, at the time of issuance the value of the interest rate lock is zero.

      The Company’s Eurodollar futures contracts are currently treated as economic hedges not designated as accounting hedges and are classified as free-standing derivatives. As of December 31, 2004, the Company had in place short Eurodollar futures positions covering loan principal of $1.73 billion and $757.3 million for its loans held for sale and its unfunded loan pipeline, respectively. Eurodollar futures offset the changes in value related to the loan inventory and pipeline without the necessity of restricting certain loan inventory or pipeline loans to a specific trade.

      Eurodollar futures are treated as free-standing derivatives and are carried at their fair value with any changes recorded as a component of gain on sale of residential real estate loans. The Company’s Eurodollar futures contracts are collateralized by maintenance of a margin account which had a balance of $9.92 million as of December 31, 2004.

      As of December 31, 2004, the estimated fair values of the Company’s derivatives were as follows (included in other assets or liabilities, as applicable, in the consolidated balance sheets):

Estimated Fair Value

(Thousands of dollars)
Forward sale commitments	$2,739
Interest rate lock commitments	(1,100)
Eurodollar futures	(22)

$1,617

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note J — Income Taxes

      The major components of income tax expense (benefit) are summarized in the following table:

	Year Ended December 31,

	2004	2003	2002

	(Thousands of dollars)
Federal:
Current	$164,329	$18,274	$—
Deferred	36,337	104,812	56,523

	200,666	123,086	56,523
State:
Current	46,650	50,485	14,063
Deferred	598	(21,403)	2,227

	47,248	29,082	16,290

Total tax provision	$247,914	$152,168	$72,813

      A reconciliation of the effective federal tax rates in the consolidated statements of operations with the prevailing federal income tax rate of 35% is summarized in the following table:

	Year Ended December 31,

	2004	2003	2002

Tax provision at Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	5.1%	5.1%	6.1%
Other, net	1.1%	1.7%	0.1%

Actual tax provision	41.2%	41.8%	41.2%

      Net payments made for federal and state income taxes were $176,734,000, $17,836,000, and $19,091,000 for 2004, 2003, and 2002, respectively. The Company has accrued the expected maximum tax and interest exposure for tax matters that are either in the process of resolution or have been identified as having the potential for adjustment. These matters primarily consist of issues relating to the discontinued insurance operations, the apportionment of income to various states and the deduction of certain expenses.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company’s deferred tax assets as of December 31, 2004 and 2003 are summarized in the following table:

	December 31,

	2004	2003

	(Thousands of dollars)
Deferred tax assets:
Mark-to-market on loans held for sale	$77,758	$124,255
Allowance for loan losses	79,029	94,614
Compensation related items	28,459	12,100
State income and franchise taxes	20,982	18,661
Discontinued operations	—	13,654
Other — net	70	—

Total deferred tax assets	206,298	263,284
Deferred tax liabilities:
Loan origination costs	(45,559)	(65,832)
Mortgage servicing	(5,210)	(2,934)
Other — net	—	(1,214)

Total deferred tax liabilities	(50,769)	(69,980)

Net deferred tax asset	$155,529	$193,304

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

Note K — Deposits

      Deposits are insured by the FDIC and are summarized below by type with respective interest rate ranges as of December 31:

	2004		2003		2002

	Balances	Interest Rates	Balances	Interest Rates	Balances	Interest Rates

	(Thousands of dollars, except percents)
Savings and money market deposit accounts	$1,791,450	1.49% - 2.23%	$1,656,607	1.73% - 1.99%	$1,103,424	1.98% - 2.48%
Certificates of deposit:
Under $100,000	3,630,018	1.69% - 6.77%	2,515,173	1.59% - 6.77%	2,355,571	1.75% - 6.77%
$100,000 and over	2,125,512	1.40% - 6.77%	2,461,386	0.85% - 6.63%	1,086,728	1.45% - 6.63%

	$7,546,980		$6,633,166		$4,545,723

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2004, the weighted-average interest rate for savings and money market deposit accounts was 2.23% and for certificates of deposit it was 2.54%. The weighted-average interest rate for all deposits at December 31, 2004 was 2.47%.

      The certificates of deposit outstanding at December 31, 2004, mature as follows (thousands of dollars):

2005	$5,590,878
2006	110,988
2007	890
2008	16,664
2009	36,110

$5,755,530

      The table below summarizes the Company’s certificates of deposit as of December 31, 2004, which are in amounts of $100,000 or more, by maturity and by type.

	Certificates of Deposit $100,000 or more, maturing

	3 months	Over 3 through	Over 6 through	Over
	or less	6 months	12 months	12 months	Total

	(Thousands of dollars)
Retail	$179,192	$73,107	$28,915	$6,460	$287,674
IRA’s	5,008	3,725	3,173	729	12,635
Brokered	1,299,481	384,975	30,914	109,833	1,825,203

	$1,483,681	$461,807	$63,002	$117,022	$2,125,512

      Interest expense on deposits is summarized as follows:

	Year Ended December 31,

	2004	2003	2002

	(Thousands of dollars)
Savings and money market deposit accounts	$35,694	$28,605	$28,730
Certificates of deposit	116,036	99,394	114,608
Penalties for early withdrawal	(245)	(208)	(273)

	$151,485	$127,791	$143,065

      Total interest payments on deposits were $151,706,000, $124,312,000, and $143,380,000 in 2004, 2003 and 2002, respectively.

Note L — Warehouse Lines of Credit

      During 2003 FIL established three separate warehouse lines of credit to facilitate the funding of residential real estate loans prior to their sale or securitization. The total funding capacity available at December 31, 2004 under the three facilities was $1.5 billion, of which $750 million was committed. There were no amounts outstanding at December 31, 2004. The three facilities are summarized as follows:

•	$500 million master loan and security facility ($250 million committed) with Greenwich Capital Financial Products expiring in September 2005, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.50%.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$500 million master repurchase facility ($250 million committed) with Credit Suisse First Boston Mortgage Capital expiring in April 2005, secured by certain residential real estate loans held for sale, interest at overnight LIBOR plus a margin of 0.50%.

•	$500 million master repurchase facility ($250 million committed) with Goldman Sachs Mortgage Company expiring in February 2006, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.45%.

      Each of the facilities is subject to certain conditions, including but not limited to financial and other covenants including the maintenance of certain capital and liquidity levels. At December 31, 2004 the Company was in compliance with all financial and other covenants related to these facilities. It is expected that the warehouse financing lines will be renewed or replaced. Total commitment fees and interest payments on amounts outstanding under the warehouse lines of credit were $668,000 and $1,548,000 in 2004 and 2003, respectively; there were no warehouse lines of credit in place prior to 2003.

Note M — Advances from the FHLB and Federal Reserve

      FIL is a member of the Federal Home Loan Bank system, and as such maintains a credit line with the FHLB of San Francisco that is based upon a percentage of its total regulatory assets, subject to collateralization requirements and certain collateral sub-limits. Advances are primarily collateralized by the residential loans held for sale, and to a lesser extent, by commercial loans receivable. The maximum amount of credit which the FHLB will extend varies from time to time in accordance with their policies. At December 31, 2004 and 2003, FIL had an approximate maximum borrowing capacity of $2.11 billion and $2.66 billion, respectively, with outstanding borrowings of $900.0 million and $1.65 billion, respectively, from the FHLB of San Francisco. FIL pledged loans with a carrying value of $2.37 billion and $2.14 billion at December 31, 2004 and 2003, respectively, to secure the current and any future borrowings. FIL’s borrowing capacity can be used to borrow under various FHLB loan programs, including adjustable and fixed-rate financing, for periods ranging from one day to 30 years, with a variety of interest rate structures available. The weighted-average interest rate on the amount outstanding at December 31, 2004 was 1.97%. The borrowing capacity has no commitment fees or cost, requires minimum levels of investment in FHLB stock, and can be withdrawn by the FHLB if there is any significant change in the financial or operating condition of FIL and is conditional upon its compliance with certain agreements covering advances, collateral maintenance, eligibility and documentation requirements. The Company receives dividend income on its investment in FHLB stock. At December 31, 2004 and 2003, FIL was in compliance with all requirements.

      The following table details the FHLB amounts outstanding at December 31, 2004 by maturities and rates (thousands of dollars):

Maturing by	Weighted
December 31,	Average Rate	Amount

2005	1.92%	$651,000
2006	2.10%	249,000

		$900,000

      Total interest payments on advances from the FHLB were $25,130,000, $25,151,000, and $15,190,000 in 2004, 2003 and 2002, respectively.

      FIL has a line of credit with the Federal Reserve Bank of San Francisco (“Federal Reserve”), and at December 31, 2004 and 2003 had a borrowing capacity, based upon collateral pledged, of $159.0 million and $385.1 million, respectively, with no outstanding borrowings or activity during 2004 or 2003. FIL pledged loans with a carrying value of $212.1 million and $513.5 million at December 31, 2004 and 2003, respectively to the Federal Reserve. This line of credit is provided when all other sources of funds are not reasonably

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available, and such advances are made with the expectation that they will be repaid when the availability of the usual source of funds is restored, usually the next business day.

Note N — Senior Notes and Liquid Yield Option Notes

	2004	2003

	(Thousands of dollars)
Senior Notes due 2004, less discount (2003 — $8)	$—	$22,377
Senior Notes due 2009, less discount (2004 — $1,317; 2003 — $1,713)	180,133	188,987
Liquid Yield Option Notes due 2013, less discount (2004 — $339; 2003 — $416)	611	654

	$180,744	$212,018

      In 1999, Fremont General issued $425,000,000 of Senior Notes (the “Senior Notes”) that consisted of $200,000,000 and $225,000,000 7.70% Senior Notes due 2004 and 7.875% Senior Notes due 2009, respectively. Total proceeds to Fremont General were approximately $420,237,000. The Senior Notes may be redeemed at any time in whole or in part before maturity, but are not subject to sinking fund payments. These notes are unsecured senior indebtedness of Fremont General ranking equally with Fremont General’s existing and future unsubordinated indebtedness. Interest is payable on the notes semi-annually in March and September. During 2004, Fremont General redeemed at the scheduled March 17, 2004 maturity date the remaining outstanding balance of $22,385,000 par value of 7.7% Senior Notes due 2004. Also during 2004, Fremont General repurchased $9,250,000 par value of 7.875% Senior Notes due 2009 with a carrying value of $9,174,000 resulting in a pre-tax loss of $105,000. During 2003 and 2002, Fremont General repurchased $49,325,000 and $78,915,000 par values of the 7.7% Senior Notes due 2004 with carrying values of $49,248,000 and $78,680,000 resulting in pre-tax gains of $25,000 and $3,111,000, respectively. No 7.875% Senior Notes due 2009 were repurchased in 2003 or 2002.

      Total interest payments for the Senior Notes were $15,727,000, $19,081,000 and $25,428,000 in 2004, 2003 and 2002, respectively.

      In 1993, Fremont General sold in a public offering an aggregate $373,750,000 principal amount at maturity of Liquid Yield Option Notes due October 12, 2013 (Zero Coupon-Subordinated) (the “LYONs”) at an issue price of $372.42 for total net proceeds of approximately $135,000,000. The yield to maturity is 5% with no periodic payments of interest. Each LYON is convertible into 38.5737 shares of Fremont General’s common stock and was non-callable for five years. During 2004, holders converted aggregate principal amounts of $120,000 of LYONs into 5,000 shares of Fremont General’s common stock. Holders converted aggregate principal amounts of $110,000 of LYONs into 4,000 shares of Fremont General’s common stock during 2003. In addition, during 2003 and 2002, $4,140,000 and $2,269,000 of outstanding LYONs with carrying values of $2,501,000 and $1,282,000 were repurchased resulting in a pre-tax gain (loss) of $(26,000) and $80,000, respectively. No LYONs were repurchased during 2004; no LYONs were converted in 2002.

Note O — Junior Subordinated Debentures/Preferred Securities

      In 1996, Fremont General Financing I, a statutory business trust (the “Trust”) and consolidated wholly-owned subsidiary of Fremont General, sold $100 million of 9% Trust Originated Preferred SecuritiesSM (“the Preferred Securities”) in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. Holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of 9% of the liquidation amount of $25 per Preferred Security, payable quarterly. The proceeds from the sale of the Preferred Securities were invested in 9% Junior Subordinated Debentures of Fremont General (“the Junior Subordinated Debentures”). The Junior Subordinated Debentures are the sole asset of the Trust.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Preferred Securities will be redeemed upon maturity of the Junior Subordinated Debentures in 2026, subject to the election available to Fremont General to extend the maturity up to 2045, and they may be redeemed, in whole or in part, at any time. Fremont General has the right to defer payments of interest on the Junior Subordinated Debentures, at any time, for up to 20 consecutive quarters. If interest payments on the Junior Subordinated Debentures are so deferred, distribution on the Preferred Securities will also be deferred.

      The Junior Subordinated Debentures rank pari passu with Fremont General’s LYONs, and are subordinate and junior to all senior indebtedness of Fremont General. (See Note N.) Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by Fremont General to the extent that the Trust has funds available to make such payments. Interest expense on the Junior Subordinated Debentures was $9,278,000 in 2004. Trust distributions of $9,000,000 in 2003 and 2002 were included in interest expense.

Note P — Other Liabilities

      The following table details the composition of the Company’s other liabilities as of the dates indicated:

	December 31,

	2004	2003

	(Thousands of dollars)
Accrued incentive compensation	$74,671	$56,697
State income tax liability	50,887	58,206
Federal income tax liability	50,652	14,779
Deferred compensation obligation	33,495	17,957
Accrued Employer Stock Ownership Plan expense	29,892	21,465
Borrower escrow collections payable	23,091	24,257
Accounts payable	22,950	12,711
Interest payable	12,755	13,725
Borrower principal and interest due investors	11,591	6,438
Premium recapture reserve	7,516	3,944
Allowance for unfunded loan commitments	7,087	5,698
Other	36,944	29,494

	$361,531	$265,371

Note Q — Stockholders’ Equity

      Fremont General is authorized to issue up to 2,000,000 shares of $.01 par value preferred stock; however, none have been issued. During 2004 and 2003, Fremont General issued 1,384,000 and 627,000 common shares with a fair value of $33,545,000 and $5,514,000, respectively, to fund employee benefit and stock-based compensation programs.

      Stock award plans are provided for the benefit of certain key members of management that authorize up to 14,346,000 shares of either stock rights or stock options to be allocable to participants. An aggregate of 438,000, 20,000 and 2,939,000 shares of restricted stock were awarded at a weighted-average fair value of $19.71, $16.20 and $4.33 in 2004, 2003, and 2002, respectively. Restricted stock awards are amortized to compensation expense over the service period of the awards that vary from two to ten years. Amortization expense amounted to $10,807,000, $11,804,000 and $11,475,000 for 2004, 2003 and 2002, respectively. Unamortized amounts are reported as deferred compensation in the consolidated balance sheets.

      During the years 1993 to 1997, stock options were granted at exercise prices equal to the fair value of the stock on the date of grant. Grantees vested at the rate of 25% per year beginning on the first anniversary of the grants that expire after ten years. Stock option grants were accounted for in accordance with the intrinsic value

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method and, accordingly, no compensation expense was recognized. For the applicable years, additional disclosure was provided regarding the pro forma effects on earnings per share calculated as if the recognition and measurements provisions of the fair value method had been adopted. However, no such pro forma disclosure is applicable for the years ended December 31, 2004, 2003 and 2002.

		Weighted
		Average
	Number of Shares	Exercise Price

Shares outstanding and exercisable:
Balance at January 1, 2002	1,731,602	13.41
Forfeited	(27,712)	11.74

Balance at December 31, 2002	1,703,890	13.44
Exercised	(269,394)	7.87
Forfeited	(20,000)	14.00

Balance at December 31, 2003	1,414,496	14.49
Exercised	(946,496)	14.27

Balance at December 31, 2004	468,000	14.94

      The exercise price of the option shares outstanding at December 31, 2004 was $14.94 with a remaining contractual life of 2.12 years.

      The payment of dividends on Fremont General’s common stock, if any, is at the discretion of the Board of Directors. The payment of common stock dividends is subordinate to the payment of the cash distributions on the Preferred Securities (See Note O). Pursuant to the terms of the Preferred Securities, any non-payment or deferral of scheduled distributions precludes the payment of dividends on the Company’s common stock. During 2004 and 2003, the Company declared dividends to stockholders of $18.2 million and $12.8 million, respectively. On February 24, 2005, the Board of Directors declared a quarterly dividend of $0.07 per common share, payable April 29, 2005 to holders of record on March 31, 2005.

      Unrealized gains or losses on the Company’s investment securities and residual interests in securitized loans (which are classified as available for sale instruments) are included in other comprehensive income.

Note R — Employee Benefit Plans

      The Company sponsors a 401(k) Plan and an Employee Stock Ownership Plan (“ESOP”) that covers substantially all employees with at least one year of service. Contribution expense for these plans amounted to $39,939,000, $30,802,000 and $8,807,000 for 2004, 2003 and 2002, respectively, of which $28,416,000, $24,833,000, and $6,337,000 related to the ESOP. Cash contributions to the ESOP, which relate to 2004, 2003 and 2002, were $18,243,000, $12,661,000 and $7,689,000, respectively. The contributions, which are generally discretionary, are based on total compensation of the participants. The Company’s ESOP is a non-leveraged plan. The shares it holds are treated as outstanding in computing the Company’s basic and fully diluted earnings per share with all dividends on shares held charged to retained earnings.

      The Company also maintains a Supplemental Executive Retirement Plan and Excess Benefit Plan; both of which are deferred compensation plans designed to provide certain employees the ability to receive benefits that would be otherwise lost under the Company’s qualified retirement plans due to statutory or other limits on salary deferral and matching contributions.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note S — Industrial Bank Regulatory Capital

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

      As of December 31, 2004 and 2003, FIL’s regulatory capital exceeded all minimum requirements to which it is subject and the most recent notification from the FDIC categorized FIL as “well-capitalized”. To be categorized as well-capitalized, the institution must maintain capital ratios as set forth in the following table; the FDIC and FIL, however, have agreed that FIL will maintain a Tier-1 Leverage Ratio of at least 8.5%. There have been no conditions or events since that notification that management believes have changed FIL’s categorization as well-capitalized. As of December 31, 2004, FIL’s Tier-1 Leverage Ratio was 12.71%. Management does not anticipate any difficulties in maintaining a Tier-1 Leverage Ratio of at least 8.5%. FIL’s actual regulatory amounts and the related standard regulatory minimum ratios required to qualify as well-capitalized are detailed in the table below.

	December 31, 2004

	Minimum	Actual
	Required	Ratio

Tier-1 Leverage Capital	5.00%	12.71%
Risk-Based Capital:
Tier-1	6.00%	17.26%
Total	10.00%	18.54%

	December 31, 2003

	Minimum	Actual
	Required	Ratio

Tier-1 Leverage Capital	5.00%	9.52%
Risk-Based Capital:
Tier-1	6.00%	12.13%
Total	10.00%	13.42%

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Regulatory capital is assessed for adequacy by three measures: Tier-1 Leverage Capital, Tier-1 Risk-Based Capital and Total Risk-Based Capital. Tier-1 Leverage Capital is measured with respect to average assets during the quarter. The Tier-1 Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter. FIL’s Total Risk-Based Capital includes the allowable amount of its allowance for loan losses (the allowable amount includable is limited to 1.25% of gross risk-weighted assets). The Total Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter. The following table details the calculation of the respective capital amounts at FIL at the dates indicated:

	December 31,	December 31,
	2004	2003

	(Thousands of dollars)
Common stockholder’s equity at FIL	$1,239,701	$834,030
Less:
Disallowed portion of mortgage servicing rights	(1,800)	(592)
Unrealized gains on available-for-sale securities	(1,413)	(616)

Total Tier-1 Capital	1,236,488	832,822
Add:
Allowable portion of the allowance for loan losses	92,178	88,080

Total Risk-Based Capital (Tier-1 and Tier-2)	$1,328,666	$920,902

Note T —	Discontinued Insurance Operations in Regulatory Liquidation

      In December 2002, the Company accrued a charge by setting up a liability for the maximum amount of its potential future cash contributions to its discontinued workers’ compensation insurance subsidiary, Fremont Indemnity Company (“Fremont Indemnity”). These future contributions included both mandatory and contingent cash contributions as per the July 2, 2002 Letter Agreement of Run-Off and Regulatory Oversight among the California Department of Insurance, Fremont General and Fremont Indemnity (the “Agreement”). The Agreement was included as an exhibit to the Company’s Form 8-K which was filed on July 19, 2002. At December 31, 2002, the total amount of these future potential cash contributions was $79.5 million, payable ratably at $13.25 million annually over a period of six years.

      The Insurance Commissioner of the State of California sought, and was granted, an order of conservation over Fremont Indemnity by the Superior Court of the State of California for the County of Los Angeles on June 4, 2003. The conservation order incorporates the Agreement and also provides that nothing in the order is intended to modify any of the provisions of the Agreement. The Insurance Commissioner of the State of California further sought, and was granted, an order of liquidation over Fremont Indemnity by the Superior Court of the State of California for the County of Los Angeles on July 2, 2003. Pursuant to the provisions of the Agreement, the granting of an order of conservation and/or liquidation prior to March 1, 2004 extinguishes the obligation of the Company to provide any further cash contributions to Fremont Indemnity and, as a result, during the second quarter of 2003, the Company recognized a net of tax gain of $44,308,000 from the reversal of this liability for potential future cash contributions to Fremont Indemnity. The gain was based upon the reversal of the total maximum amount of cash contributions of $72,875,000 that remained as of June 4, 2003.

      While the Company owns 100% of the common stock of Fremont Indemnity, the assets and liabilities of Fremont Indemnity are excluded from the accompanying Consolidated Balance Sheets as the Company no longer has effective control over the operation of this subsidiary.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note U — Commitments and Contingencies

      The Company is a defendant in a number of legal actions arising in the ordinary course of business and from the discontinuance of the insurance operations. Management and its legal counsel are of the opinion that the settlement of these actions, individually or in the aggregate, will not have a material effect on the Company’s business, financial position or results of operations.

      On June 2, 2004, the State of California Insurance Commissioner John Garamendi (the “Commissioner”), as statutory liquidator of Fremont Indemnity, filed suit in Los Angeles Superior Court against Fremont General alleging improper utilization by Fremont General of certain net operating loss deductions (“NOLs”) allegedly belonging to its Fremont Indemnity subsidiary (the “Fremont Indemnity case”). This complaint involves issues that Fremont General considers were resolved in the Agreement between the California Department of Insurance, Fremont Indemnity and Fremont General. The Agreement, dated July 2, 2002, was executed on behalf of the California Department of Insurance by the Honorable Harry Low, the State of California Insurance Commissioner at that time. Fremont General has honored its obligations under the Agreement, and will continue to do so and believes that the complaint mischaracterizes the terms of the Agreement and lacks merit.

      On January 25, 2005, the Company’s motions to dismiss the lawsuit brought by the Commissioner, on behalf of Fremont Indemnity against the Company were argued and heard before the Superior Court of the State of California. On January 26, 2005 the Court issued its rulings dismissing all the causes of action in the complaint as follows:

      The Court found that the Company properly utilized the NOLs in accordance with the Agreement. As a result of this finding, all causes of action were dismissed without leave to amend, except for the 7th cause of action for alleged concealment by the Company of a potential reinsurance dispute, which was dismissed with leave to amend. The Commissioner has the right to amend the 7th cause of action with allegations that are fact-specific. The Company believes that the 7th cause of action is without factual merit.

      In addition, the Court rejected the Commissioner’s request for findings that the Company’s use of the NOLs and worthless stock deduction were voidable preferences and/or fraudulent transfers. The Court also rejected the Commissioner’s request for injunctive relief to force the Company to amend its prior consolidated income tax returns to remove and forgo the worthless stock deduction for its investment in Fremont Indemnity.

      The Commissioner subsequently filed a second complaint against Fremont General on behalf of Comstock Insurance Company, a former affiliate of Fremont Indemnity Company, which was subsequently merged into Fremont Indemnity. This case alleges similar causes of action regarding the usage of the NOLs as in the Fremont Indemnity case as well as transactions with other insurance subsidiaries and affiliates of Fremont Indemnity. This matter has now been deemed a related case to the Fremont Indemnity case and is before the same judge. Fremont General is represented by the same counsel and has filed its Motion to Dismiss, which has not yet been heard and argued. The Company believes that this complaint also involves issues that were resolved by the Agreement and that the lawsuit lacks merit.

      Total rental expense for facilities and equipment under operating leases for 2004, 2003 and 2002, was $10,214,000, $7,725,000 and $6,371,000 respectively. The Company leases office facilities and certain equipment under non-cancelable operating leases, the terms of which range from one to ten years. Certain leases provide for an increase in the basic rental to compensate the lessor for increases in operating and maintenance costs. The leases also provide renewal options.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under present operating leases, rental commitments are summarized in the following table (thousands of dollars):

2005	$15,585
2006	15,333
2007	14,962
2008	14,136
2009	11,506
Thereafter	27,211

$98,733

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

      The Company, in relation to one of its commercial real estate lending transactions, has participated in a standby letter of credit which represents a conditional obligation of the Company; this letter of credit guarantees the performance of a borrower to a third party in the amount of approximately $17.5 million.

Note V —	Fair Values of Financial Instruments

      Various methods and assumptions are utilized in estimating the fair value disclosures for financial instruments and these were as follows:

•	Cash and cash equivalents: The carrying amount approximates fair value.

•	Investment securities available for sale: Fair values are estimated from certain valuation services, as well as from quoted market prices.

•	FHLB stock: The carrying amount of the investment in FHLB stock, represents fair value. FHLB stock does not have a readily determinable fair value, but can be sold back to the FHLB at its par value with stated notice.

•	Loans held for sale: The estimated fair value of loans held for sale is based upon available information from recent sales of similar pools of loans.

•	Loans held for investment: For loans receivable with variable rates, the carrying amount is deemed to approximate fair value. The fair values of fixed rate real estate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for similar loans to borrowers with similar credit profiles.

•	Mortgage servicing rights: Fair value is estimated using projected cash flows, adjusted for the effects of anticipated prepayments, using a discount rate considered commensurate with the risk associated with the cash flows.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Residual interests in securitized loans: Fair value is estimated using discounted cash flow analyses using a discount rate considered commensurate with the risk associated with the cash flows.

•	Derivative instruments: Fair value is estimated based upon quoted market indicatives and internal discounted cash flow analyses.

•	Deposits: The carrying amounts of deposits for savings and money-market accounts are deemed to approximate fair value. The fair values of certificates of deposit are estimated utilizing discounted cash flow analyses, using interest rates currently being offered for similar deposits.

•	FHLB advances: The fair value of advances from the FHLB is estimated by applying discounted cash flow analyses, utilizing interest rates offered by the FHLB as of the respective balance sheet date for borrowings of similar maturities.

•	Senior Notes: Fair values are based on the latest market trade price.

•	LYONs — Fair values are based on quoted market prices.

•	Junior Subordinated Debentures — Fair values are based on quoted market prices of related Preferred Securities.

      The carrying amounts and fair values of the Company’s financial instruments at December 31, 2004 and 2003 are summarized in the following table:

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(Thousands of dollars)
Assets
Cash and cash equivalents (Note B)	$904,975	$904,975	$835,651	$835,651
Investment securities available for sale	1,236	1,236	1,958	1,958
FHLB stock	77,127	77,127	112,587	112,587
Loans held for sale — net (Note C)	5,454,692	5,592,473	3,653,547	3,787,836
Loans held for investment — net (Note D)	3,313,089	3,330,168	4,577,419	4,628,901
Mortgage servicing rights (Note F)	18,002	18,002	6,898	7,373
Residual interests in securitized loans (Note F)	15,774	15,774	6,530	6,530
Forward sale commitments (Note I)	2,739	2,739	596	596
Interest rate cap contract	—	—	7,740	7,740

Liabilities
Deposits (Note A and K)	7,546,980	7,555,522	6,633,166	6,643,111
FHLB advances (Note M)	900,000	894,012	1,650,000	1,661,493
Interest rate lock commitments (Note I)	1,100	1,100	(414)	(414)
Eurodollar futures (Note I)	22	22	—	—
Senior Notes due 2004 (Note N)	—	—	22,377	22,385
Senior Notes due 2009 (Note N)	180,133	184,852	188,987	195,468
LYONs (Note N)	611	689	654	654
Junior Subordinated Debentures/Preferred Securities (Note O)	103,093	105,979	100,000	103,200

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note W — Parent Company Only Condensed Financial Statements

CONDENSED BALANCE SHEETS

	December 31,

	2004	2003

	(Thousands of dollars)
Assets
Cash and cash equivalents	$147,701	$144,068
Investment in subsidiaries	1,236,230	834,636
Deferred income taxes	155,529	193,304
Other assets	45,256	51,388

Total Assets	$1,584,716	$1,223,396

Liabilities
Accrued expenses and other liabilities	$287,231	$243,553
Debt	180,744	212,018
Junior Subordinated Debentures	103,093	103,093

Total Liabilities	571,068	558,664
Total Stockholders’ Equity	1,013,648	664,732

Total Liabilities and Stockholders’ Equity	$1,584,716	$1,223,396

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(Thousands of dollars)
Revenues
Dividends from consolidated subsidiaries	$—	$278	$278
Net investment income	3,012	2,700	920
Net gain (loss) on extinguishment of debt	(105)	(1)	3,191
Other income	4,499	84	330

Total Revenues	7,406	3,061	4,719
Expenses
Interest expense	15,380	18,786	24,374
Interest on Junior Subordinated Debentures	9,278	9,278	9,278
General and administrative	54,002	39,990	28,548

Total Expenses	78,660	68,054	62,200

	(71,254)	(64,993)	(57,481)
Income tax benefit	(21,137)	(20,408)	(15,771)

Loss before equity in undistributed income of subsidiary companies and discontinued insurance operations	(50,117)	(44,585)	(41,710)
Equity in undistributed income of subsidiary companies	403,873	256,538	145,787

Net income from continuing operations	353,756	211,953	104,077
Discontinued insurance operations	—	44,308	(77,762)

Net Income	$353,756	$256,261	$26,315

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(Thousands of dollars)
Operating Activities
Net Cash Provided by Operating Activities	$68,262	$153,234	$71,887
Investing Activities
Purchases of investment securities available for sale	—	—	(2,994)
Maturities of investment securities available for sale	—	—	5,841
Contributions to subsidiary	—	(15,000)	—
Capital contributions to discontinued insurance operations	—	(8,625)	(14,247)
Distribution from subsidiary	—	19,700	5,000
Purchase of premises and equipment	(4,930)	(87)	(95)

Net Cash Used in Investing Activities	(4,930)	(4,012)	(6,495)
Financing Activities
Extinguishment of debt	(31,559)	(51,749)	(79,963)
Dividends paid	(16,613)	(10,516)	(7,177)
Stock options exercised	13,509	2,120	—
(Increase) decrease in deferred compensation plans	(25,036)	781	4,268

Net Cash Used in Financing Activities	(59,699)	(59,364)	(82,872)

Increase (Decrease) in Cash and Cash Equivalents	3,633	89,858	(17,480)
Cash and cash equivalents at beginning of year	144,068	54,210	71,690

Cash and cash equivalents at end of year	$147,701	$144,068	$54,210

Note X — Operations by Reportable Segment

      The Company manages its operations based on the types of products and services offered by each of its strategic business units. Based on that approach the Company has grouped its products and services into two reportable segments — Commercial and Residential Real Estate.

      The Commercial Real Estate segment originates commercial real estate loans on a nationwide basis marketed through the use of trade advertising, direct marketing, newsletters and trade shows. Loans originated consist primarily of Bridge, Construction, Permanent, and to a lesser degree, Single Tenant Credit. Substantially all of the loans originated are held in the Company’s loan portfolio.

      The Residential Real Estate segment originates non-prime or sub-prime loans nationally on a wholesale basis which are primarily sold to third party investors on a servicing released basis, or, to a lesser extent, securitized.

      Management measures and evaluates each of these segments based on total revenues generated, net interest income and pre-tax operating results. The results of operations include certain allocated corporate expenses as well as interest expense charged back to the segments for the use of funds generated by the Company’s Corporate and Retail Banking operations. Interest expense is allocated among the residential and commercial segments using treasury rates matched to the terms of the respective loans plus a spread to cover the expenses of the Retail Banking operations.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Certain expenses that are centrally managed at the corporate level such as provision for income taxes and other general corporate expenses are excluded from the measure of segment profitability reviewed by management. Therefore, the Company has included these expenses along with the results of the Company’s Retail Banking and Syndicated Commercial Loan operations, which do not meet the definition of a reportable segment, in the Other category. Historical periods have been restated to conform to this presentation.

      Intersegment eliminations shown in the table below relate to the credit allocated to the Retail Banking operations for operating funds provided to the two reportable segments.

	Commercial	Residential		Intersegment	Total
	Real Estate	Real Estate	Other	Eliminations	Consolidated

	(Thousands of dollars)
Year ended December 31, 2004
Total revenues	$303,833	$836,222	$182,026	$(167,527)	$1,154,554
Net interest income	198,420	259,184	11,155	—	468,759
Provision for loan losses	1,948	4,439	455	—	6,842
Net gain on whole loan sales and securitizations	—	437,351	—	—	437,351
Mortgage servicing rights amortization	—	(10,202)	—	—	(10,202)
Compensation	(32,817)	(126,856)	(84,948)	—	(244,621)
Other non-interest expense	(14,427)	(36,489)	(44,337)	—	(95,253)
Income before income taxes	162,140	547,091	(107,561)	—	601,670
Total consolidated assets	3,349,272	5,510,080	1,246,644	—	10,105,996
Year ended December 31, 2003
Total revenues	$313,054	$575,764	$154,399	$(145,080)	$898,137
Net interest income	204,473	164,275	(5,038)	—	363,710
Provision for loan losses	(53,816)	(10,772)	(33,674)	—	(98,262)
Net gain on whole loan sales and securitizations	—	307,644	—	—	307,644
Mortgage servicing rights amortization	—	(1,050)	—	—	(1,050)
Compensation	(26,269)	(92,281)	(53,774)	—	(172,324)
Other non-interest expense	(14,145)	(24,105)	(31,339)	—	(69,589)
Income before income taxes	76,215	364,807	(76,901)	—	364,121
Total consolidated assets	3,833,480	4,478,961	1,212,846	—	9,525,287
Year ended December 31, 2002
Total revenues	$290,527	$339,389	$170,863	$(158,233)	$642,546
Net interest income	166,878	86,717	(7,662)	—	245,933
Provision for loan losses	(35,687)	(1,654)	(70,777)	—	(108,118)
Net gain on whole loan sales and securitizations	—	185,036	—	—	185,036
Compensation	(20,303)	(39,809)	(40,858)	—	(100,970)
Other non-interest expense	(16,752)	(18,265)	(21,115)	—	(56,132)
Income before income taxes	42,115	213,923	(79,148)	—	176,890
Total consolidated assets	3,594,575	2,103,808	976,923	—	6,675,306

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Y — Earnings Per Share

      Earnings per share have been computed based on the weighted-average number of shares. The following table sets forth the computation of basic and diluted earnings per share.

	2004	2003	2002

	(In thousands, except per share data)
Income from continuing operations (numerator for basic earnings per share)	$353,756	$211,953	$104,077
Effect of dilutive securities:
LYONs	19	78	109

Income from continuing operations available to common stockholders after assumed conversions (numerator for diluted earnings per share)	$353,775	$212,031	$104,186

Weighted-average shares (denominator for basic earnings per share)	71,050	69,993	67,009
Effect of dilutive securities using the treasury stock method for restricted stock and stock options:
Restricted stock	1,507	1,156	—
Employee benefit plans	915	—	—
Stock options	141	44	—
LYONs	39	44	205

Dilutive potential common shares	2,602	1,244	205
Adjusted weighted-average shares and assumed conversions (denominator for diluted earnings per share)	73,652	71,237	67,214

Basic earnings per share from continuing operations	$4.98	$3.03	$1.55

Diluted earnings per share from continuing operations	$4.80	$2.98	$1.55

      For additional disclosures regarding LYONs, stock options and restricted stock see Notes N and Q.

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Z — Quarterly Results of Operations (Unaudited)

	Three Month Periods Ended

	March 31,	June 30,	September 30,	December 31,

	(Thousands of dollars, except per share data)
2004
Interest income:
Interest and fee income on loans:
Residential	$88,090	$95,003	$86,223	$96,879
Commercial	76,304	73,087	72,405	69,177
Other	109	165	111	111

	164,503	168,255	158,739	166,167
Interest income — other	2,204	2,774	4,165	4,517

	166,707	171,029	162,904	170,684
Interest expense:
Deposits	35,034	35,024	38,037	43,390
FHLB advances	7,417	8,331	4,787	4,557
Warehouse lines of credit	125	125	501	199
Senior Notes	4,208	3,765	3,691	3,683
Junior Subordinated Debentures	2,320	2,319	2,320	2,319
Other	40	60	64	249

	49,144	49,624	49,400	54,397
Net interest income	117,563	121,405	113,504	116,287
Provision for loan losses	16,399	146	(10,309)	(13,078)

Net interest income after provision for loan losses	101,164	121,259	123,813	129,365
Non-interest income:
Net gain (loss) on:
Whole loan sales and securitizations of residential real estate loans	122,196	127,050	89,366	98,739
Sale of residual interests in securitized loans	—	—	—	—
Whole loan sales of other loans	—	—	—	—
Extinguishment of debt	—	(53)	—	(52)
Loan servicing income	6,539	7,630	11,712	10,586
Mortgage servicing rights amortization and impairment	(1,370)	(4,514)	(3,126)	(3,234)
Impairment on residual assets	—	—	—	(985)
Other	6,634	6,524	2,961	6,627

	133,999	136,637	100,913	111,681
Non-interest expense:
Compensation and related	67,184	68,046	50,950	58,441
Occupancy	3,526	3,552	4,404	5,805
Other	22,760	23,249	24,474	24,770

	93,470	94,847	79,828	89,016
Income before income taxes	141,693	163,049	144,898	152,030
Income tax expense	59,030	67,671	59,778	61,435

Net income from continuing operations	82,663	95,378	85,120	90,595
Discontinued insurance operations, net of tax	—	—	—	—

Net income	$82,663	$95,378	$85,120	$90,595

Per Share Data:
Basic:
Net income from continuing operations	$1.16	$1.32	$1.18	$1.27
Discontinued insurance operations	—	—	—	—

Net income	$1.16	$1.32	$1.18	$1.27

Diluted:
Net income from continuing operations	$1.12	$1.30	$1.15	$1.22
Discontinued insurance operations	—	—	—	—

Net income	$1.12	$1.30	$1.15	$1.22

FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Month Periods Ended

	March 31,	June 30,	September 30,	December 31,

	(Thousands of dollars, except per share data)
2003
Interest income:
Interest and fee income on loans:
Residential	$44,580	$49,812	$60,019	$80,902
Commercial	73,974	74,379	77,220	78,187
Other	82	198	136	99

	118,636	124,389	137,375	159,188
Interest income — other	2,497	1,289	1,069	1,430

	121,133	125,678	138,444	160,618
Interest expense:
Deposits	33,371	30,913	30,402	33,105
FHLB advances	4,847	5,989	7,084	7,247
Warehouse lines of credit	—	—	176	997
Senior Notes	5,193	4,630	4,277	4,277
Preferred Securities	2,250	2,250	2,250	2,250
Other	267	160	31	197

	45,928	43,942	44,220	48,073
Net interest income	75,205	81,736	94,224	112,545
Provision for loan losses	22,920	27,609	29,407	18,326

Net interest income after provision for loan losses	52,285	54,127	64,817	94,219
Non-interest income:
Net gain (loss) on:
Whole loan sales and securitizations of residential real estate loans	55,973	71,933	83,699	96,039
Sale of residual interests in securitized loans	17,503	—	—	—
Whole loan sales of other loans	4	670	—	—
Extinguishment of debt	93	(68)	—	(26)
Loan servicing income	1,986	1,885	2,492	4,371
Mortgage servicing rights amortization and impairment	—	—	(294)	(756)
Impairment on residual assets	—	—	—	—
Other	3,141	5,385	3,619	4,615

	78,700	79,805	89,516	104,243
Non-interest expense:
Compensation and related	38,682	36,136	38,731	58,775
Occupancy	2,875	2,906	2,694	3,203
Other	18,602	15,305	18,436	17,246

	60,159	54,347	59,861	79,224
Income before income taxes	70,826	79,585	94,472	119,238
Income tax expense	29,250	32,798	38,979	51,141

Net income from continuing operations	41,576	46,787	55,493	68,097
Discontinued insurance operations, net of tax	—	44,308	—	—

Net income	$41,576	$91,095	$55,493	$68,097

Per Share Data:
Basic:
Net income from continuing operations	$0.60	$0.67	$0.79	$0.97
Discontinued insurance operations	—	0.63	—	—

Net income	$0.60	$1.30	$0.79	$0.97

Diluted:
Net income from continuing operations	$0.60	$0.66	$0.77	$0.94
Discontinued insurance operations	—	0.62	—	—

Net income	$0.60	$1.28	$0.77	$0.94

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2005.

FREMONT GENERAL CORPORATION

By:	/s/ PATRICK E. LAMB

Patrick E. Lamb

Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. MCINTYRE James A. McIntyre	Chairman of the Board	March 15, 2005

/s/ LOUIS J. RAMPINO Louis J. Rampino	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005

/s/ WAYNE R. BAILEY Wayne R. Bailey	Executive Vice President, Chief Operating Officer and Director	March 15, 2005

/s/ PATRICK E. LAMB Patrick E. Lamb	Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	March 15, 2005

/s/ THOMAS W. HAYES Thomas W. Hayes	Director	March 15, 2005

/s/ ROBERT F. LEWIS Robert F. Lewis	Director	March 15, 2005

/s/ RUSSELL K. MAYERFELD Russell K. Mayerfeld	Director	March 15, 2005

/s/ DICKINSON C. ROSS Dickinson C. Ross	Director	March 15, 2005