Form 10-Q
period 2005-03-31
FREMONT GENERAL CORP
filed 2005-05-10
CIK 38984

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________ to __________


                        COMMISSION FILE NUMBER 001-08007

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

                                 NOT APPLICABLE
         (Former Name or Former Address, if Changed Since Last Report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                              SHARES OUTSTANDING
           CLASS                                                APRIL 30, 2005
Common Stock, $1.00 par value                                      77,837,000


================================================================================

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION




                                                                        PAGE NO.
                                                                        --------
Item     1.   Financial Statements

              Consolidated Balance Sheets
                March 31, 2005 (Unaudited) and December 31, 2004 ....          3

              Consolidated Statements of Income
                Three Months Ended March 31, 2005 and 2004
                (Unaudited) .........................................          4

              Consolidated Statements of Changes in Stockholders'
                Equity March 31, 2005 and 2004 (Unaudited) ..........          5

              Consolidated Statements of Cash Flows
                Three Months Ended March 31, 2005 and 2004
                (Unaudited) .........................................          6

              Consolidated Statements of Comprehensive Income
                Three Months Ended March 31, 2005 and 2004
                (Unaudited) .........................................          7

              Notes to Consolidated Financial Statements
                (Unaudited) .........................................          8

Item     2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations .................         36

Item     3.   Quantitative and Qualitative Disclosures About
                Market Risk .........................................         56

Item     4.   Controls and Procedures ...............................         58



                           PART II - OTHER INFORMATION



Item     1.   Legal Proceedings .....................................         59

Item     2.   Unregistered Sales of Equity Securities and
                Use of Proceeds .....................................         60

Items  3-5.   Not applicable.

Item     6.   Exhibits ..............................................         60

Signatures    .......................................................         62

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  MARCH 31,        DECEMBER 31,
                                                                                    2005              2004
                                                                                ------------      -------------
                                                                                 (UNAUDITED)
                                                                                     (THOUSANDS OF DOLLARS)

                                     ASSETS

Cash and cash equivalents ...................................................   $    712,169      $    904,975
Investment securities classified as available for sale at fair value ........          1,130             1,236
Federal Home Loan Bank ("FHLB") stock at cost ...............................        127,091            77,127
Loans held for sale - net ...................................................      6,091,751         5,454,692
Loans held for investment - net .............................................      3,647,437         3,313,089
Mortgage servicing rights - net .............................................         20,734            18,002
Residual interests in securitized loans at fair value .......................         12,449            15,774
Accrued interest receivable .................................................         35,170            34,121
Real estate owned ...........................................................         21,921            23,922
Premises and equipment - net ................................................         57,011            54,347
Deferred income taxes .......................................................        147,414           155,529
Other assets ................................................................         83,322            53,182
                                                                                ------------      ------------
  TOTAL ASSETS ..............................................................   $ 10,957,599      $ 10,105,996
                                                                                ============      ============

                                   LIABILITIES

Deposits:
  Savings accounts ..........................................................   $  1,275,443      $  1,283,223
  Money market deposit accounts .............................................        457,871           508,227
  Certificates of deposit ...................................................      6,027,834         5,755,530
                                                                                ------------      ------------
                                                                                   7,761,148         7,546,980

Warehouse lines of credit ...................................................              -                 -
Federal Home Loan Bank advances .............................................      1,452,000           900,000
Senior Notes due 2009 .......................................................        180,211           180,133
Liquid Yield Option Notes due 2013 ("LYONs") ................................            576               611
Junior Subordinated Debentures ..............................................        103,093           103,093
Other liabilities ...........................................................        360,403           361,531
                                                                                ------------      ------------
  TOTAL LIABILITIES .........................................................      9,857,431         9,092,348

Commitments and contingencies                                                              -                 -


                              STOCKHOLDERS' EQUITY

Preferred stock, par value $ .01 per share - Authorized: 2,000,000 shares;
  none issued ...............................................................              -                 -
Common stock, par value $1 per share - Authorized: 150,000,000 shares;
  Issued and outstanding: (2005 - 77,855,000 and 2004 - 77,241,000) .........         77,855            77,241
Additional paid-in capital ..................................................        341,168           330,328
Retained earnings ...........................................................        748,330           663,580
Deferred compensation .......................................................        (67,709)          (58,916)
Accumulated other comprehensive income ......................................            524             1,415
                                                                                ------------      ------------
  TOTAL STOCKHOLDERS' EQUITY ................................................      1,100,168         1,013,648
                                                                                ------------      ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................   $ 10,957,599      $ 10,105,996
                                                                                ============      ============



        The accompanying notes are an integral part of these statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                ------------------------
                                                                                   2005          2004
                                                                                ---------      ---------
                                                                                 (THOUSANDS OF DOLLARS,
                                                                                 EXCEPT PER SHARE DATA)


INTEREST INCOME:
  Interest and fee income on loans:
    Residential ............................................................    $ 111,011      $  88,090
    Commercial .............................................................       66,392         76,304
    Other ..................................................................           99            109
                                                                                ---------      ---------
                                                                                  177,502        164,503
  Interest income - other ..................................................        4,422          2,204
                                                                                ---------      ---------
                                                                                  181,924        166,707

INTEREST EXPENSE:
  Deposits .................................................................       49,356         35,034
  FHLB advances ............................................................        7,506          7,417
  Warehouse lines of credit ................................................          219            125
  Senior Notes .............................................................        3,650          4,208
  Junior Subordinated Debentures ...........................................        2,320          2,320
  Other ....................................................................          121             40
                                                                                ---------      ---------
                                                                                   63,172         49,144

Net interest income ........................................................      118,752        117,563
Provision for loan losses ..................................................        1,036         16,399
                                                                                ---------      ---------
Net interest income after provision for loan losses ........................      117,716        101,164

NON-INTEREST INCOME:
  Net gain on whole loan sales and securitizations
    of residential real estate loans .......................................      108,360        122,196
  Loan servicing income ....................................................       13,987          6,539
  Mortgage servicing rights amortization and impairment provision ..........       (4,904)        (1,370)
  Impairment on residual assets ............................................       (1,218)             -
  Other ....................................................................        3,681          6,634
                                                                                ---------      ---------
                                                                                  119,906        133,999

NON-INTEREST EXPENSE:
  Compensation and related .................................................       59,280         67,184
  Occupancy ................................................................        6,935          3,526
  Other ....................................................................       20,229         22,760
                                                                                ---------      ---------
                                                                                   86,444         93,470

INCOME BEFORE INCOME TAXES .................................................      151,178        141,693
INCOME TAX EXPENSE .........................................................       61,076         59,030
                                                                                ---------      ---------
NET INCOME .................................................................    $  90,102      $  82,663
                                                                                =========      =========


EARNINGS PER SHARE:
  Basic ....................................................................    $    1.26      $    1.16
  Diluted ..................................................................         1.22           1.12


CASH DIVIDENDS DECLARED PER COMMON SHARE ...................................    $    0.07      $    0.05



        The accompanying notes are an integral part of these statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)





                                                                                                          ACCUMULATED
                                                           ADDITIONAL                                        OTHER
                                               COMMON        PAID-IN       RETAINED       DEFERRED       COMPREHENSIVE
                                                STOCK        CAPITAL       EARNINGS     COMPENSATION         INCOME       TOTAL
                                              --------     ----------     ---------     ------------     -------------  ----------
                                                                            (THOUSANDS OF DOLLARS)


BALANCE AT DECEMBER 31, 2003 ................ $ 75,990    $  296,000    $ 328,044     $    (35,889)    $         587    $  664,732
  Net income ................................        -             -       82,663                -                 -        82,663
  Cash dividends declared ...................        -             -       (3,782)               -                 -        (3,782)
  Conversion of LYONs .......................        1             2            -                -                 -             3
  Stock options exercised ...................      792        14,828            -                -                 -        15,620
  Shares issued, acquired or allocated
    for employee benefit plans ..............      294         6,519            -          (40,759)                -       (33,946)
  Amortization of restricted stock ..........        -             -            -            3,345                 -         3,345
  Shares allocated to ESOP ..................        -         4,810            -           15,157                 -        19,967
  Other adjustments .........................        -        10,844            -           (9,804)                -         1,040
  Net change in unrealized gain on
    investments and residual interests,
    net of deferred taxes ...................        -             -            -                -             2,119         2,119
                                              --------    ----------    ---------     ------------     -------------    -----------
BALANCE AT MARCH 31, 2004 ................... $ 77,077    $  333,003    $ 406,925     $    (67,950)    $       2,706    $   751,761
                                              ========    ==========    =========     ============     =============    ===========



BALANCE AT DECEMBER 31, 2004 ................ $ 77,241    $  330,328    $ 663,580     $    (58,916)    $       1,415    $ 1,013,648
  Net income ................................        -             -       90,102                -                 -         90,102
  Cash dividends declared ...................        -             -       (5,352)               -                 -         (5,352)
  Conversion of LYONs .......................        2            40            -                -                 -             42
  Retirement of common stock ................      (13)          (47)           -               60                 -              -
  Shares issued, acquired or allocated
    for employee benefit plans ..............      625        13,984            -          (37,603)                -        (22,994)
  Amortization of restricted stock ..........        -             -            -            4,797                 -          4,797
  Shares allocated to ESOP ..................        -        (1,368)           -           25,869                 -         24,501
  Change in cost of common stock
    held in trust ...........................        -             -            -           (6,067)                -         (6,067)
  Other adjustments .........................        -        (1,769)           -            4,151                 -          2,382
  Net change in unrealized gain on
    investments and residual interests,
    net of deferred taxes ...................        -             -            -                -              (891)          (891)
                                              --------    ----------    ---------     ------------     -------------    -----------
BALANCE AT MARCH 31, 2005 ................... $ 77,855    $  341,168    $ 748,330     $    (67,709)    $         524    $ 1,100,168
                                              ========    ==========    =========      ===========     =============    ===========



               The accompanying notes are an integral part of these statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                -------------------------------
                                                                                   2005                2004
                                                                                ------------       ------------
                                                                                     (THOUSANDS OF DOLLARS)


OPERATING ACTIVITIES
  Net income ................................................................   $     90,102       $     82,663
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses ...............................................          1,036             16,399
    Increase in mortgage servicing rights ...................................         (7,637)            (5,910)
    Increase in residual interests in securitized loans .....................         (2,285)            (3,019)
    Cash from residual interests in securitized loans .......................          4,253                  -
    Deferred income tax expense .............................................          8,710              4,745
    Depreciation, amortization and impairment of retained interests .........         12,703              5,619
    Increase in accrued interest ............................................         (1,049)              (190)
    Change in other assets ..................................................        (30,047)           (21,139)
    Increase in borrower principal and interest due investors ...............         48,457              6,997
    Increase in deferred compensation obligation ............................          6,860             19,238
    Increase in federal and state income taxes payable ......................          5,051             40,508
    Decrease in accrued incentive compensation ..............................        (45,780)           (10,784)
    Increase in accounts payable and other liabilities ......................          6,094              6,628
                                                                                ------------       ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE LOANS
       HELD FOR SALE ACTIVITY ...............................................         96,468            141,755
    Originations of loans held for sale .....................................     (7,697,881)        (4,728,433)
    Sale of and payments received from loans held for sale ..................      7,059,158          4,627,948
                                                                                ------------       ------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...................       (542,255)            41,270


INVESTING ACTIVITIES
  Originations and advances funded for loans held for portfolio .............       (825,099)          (715,809)
  Payments received from and sales of loans held for portfolio ..............        493,032            531,470
  Investment securities available for sale:
    Purchases ...............................................................              -                (16)
    Maturities or repayments ................................................             98                206
  Net purchases of FHLB stock ...............................................        (49,964)            (2,823)
  Purchases of premises and equipment .......................................         (6,482)            (5,205)
                                                                                ------------       ------------
     NET CASH USED IN INVESTING ACTIVITIES ..................................       (388,415)          (192,177)

FINANCING ACTIVITIES
  Deposits accepted, net of repayments ......................................        214,168            457,596
  FHLB advances, net of repayments ..........................................        552,000           (183,000)
  Extinguishment of Senior Notes ............................................              -            (22,385)
  Dividends paid ............................................................         (5,309)            (3,728)
  Stock options exercised ...................................................              -             11,602
  Increase in deferred compensation plans ...................................        (22,995)           (33,357)
                                                                                ------------       ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ...............................        737,864            226,728

Change in cash and cash equivalents .........................................       (192,806)            75,821
  Cash and cash equivalents at beginning of period ..........................        904,975            835,651
                                                                                ------------      -------------
Cash and cash equivalents at end of period ..................................   $    712,169      $     911,472
                                                                                ============      =============



        The accompanying notes are an integral part of these statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)




                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                               ------------------------
                                                                                  2005           2004
                                                                                --------       --------
                                                                                 (THOUSANDS OF DOLLARS)

Net income .................................................................    $ 90,102       $ 82,663
Other comprehensive income (loss):
  Net change in unrealized gains (losses) during the period:
    Investment securities ..................................................          (8)           (15)
    Residual interests in securitized loans ................................      (1,478)         3,546
                                                                                --------       --------
                                                                                  (1,486)         3,531
  Less deferred income tax expense (benefit) ...............................        (595)         1,412
                                                                                --------       --------
      Other comprehensive net income (loss) ................................        (891)         2,119
                                                                                --------       --------
TOTAL COMPREHENSIVE NET INCOME .............................................    $ 89,211       $ 84,782
                                                                                ========       ========





        The accompanying notes are an integral part of these statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




NOTE 1:  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Fremont General Corporation ("Fremont General") and its subsidiaries (together the "Company"), including the Company's principal operating subsidiary, Fremont Investment & Loan ("FIL"), a California chartered industrial bank which is engaged in commercial and residential real estate lending on a nationwide basis. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany balances and transactions have been eliminated in consolidation.

     The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. The operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

     The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.


NOTE 2:  NEW ACCOUNTING STANDARDS

     In March 2005, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") to provide public companies additional guidance in applying the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123R"). SAB 107 expresses the SEC staff's views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides further information regarding the valuation of share-based payment arrangements for public companies. Subsequent to issuing SAB 107, in April 2005, the SEC adopted a new rule that allows companies to implement SFAS No. 123R at the beginning of their next fiscal year. Prior to the adoption of this new rule, calendar year-end companies would have been required to

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


implement SFAS No. 123R as of the beginning of the third quarter of 2005. The Company does not believe that the adoption of SFAS No. 123R or the application of the accounting described in SAB 107 will have a significant impact on the Company's financial position or results of operations.

     In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FIN 46(R)-5: "Implicit Variable Interests under FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities" ("FIN 46(R)-5"). This FSP was issued to address whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or potential VIE when specific conditions exist. FIN 46(R)-5 also provides additional guidance defining implicit variable interests as implied financial interests in an entity that change with changes in the fair value of the entity's net assets exclusive of variable interests. The Company does not believe that its adoption will have a significant impact on the Company's financial position or results of operations.


NOTE 3:  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents, as of the dates indicated, are summarized in the following table:


                                                                                MARCH 31,      DECEMBER 31,
                                                                                  2005             2004
                                                                                ---------      -----------
                                                                                  (THOUSANDS OF DOLLARS)

Cash on hand ...............................................................    $     243      $       257
FHLB shareholder transaction account .......................................      517,655          710,354
Federal Reserve account ....................................................        2,538            2,030
U. S. Government Agency money market fund ..................................       89,977          147,297
Market interest rate account ...............................................            7               13
Non-interest bearing deposits in other financial institutions ..............      101,749           45,024
                                                                                ---------      -----------
Total cash and cash equivalents ............................................    $ 712,169      $   904,975
                                                                                =========      ===========

     The FHLB shareholder transaction account represents a short-term interest-bearing transaction account with the Federal Home Loan Bank of San Francisco. The Company's cash and cash equivalent balances were unrestricted as of March 31, 2005 and December 31, 2004.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 4:  LOANS HELD FOR SALE

     Loans held for sale consist solely of residential real estate loans (primarily first trust deeds, but also second trust deeds) which are aggregated prior to their sale and are carried at the lower of aggregate cost, or estimated fair value. Estimated fair values are based upon current secondary market prices for loans with similar coupons, maturities and credit quality.

     The Company's residential real estate loans have loan terms for up to thirty years and are typically secured by first deeds of trust on single-family residences. The Company's residential real estate loans held for sale typically have a significant concentration (generally 75% or above) of "hybrid" loans which have a fixed rate of interest for an initial period (generally two years) after origination, after which the interest rate is adjusted to a rate equal to the sum of six-month LIBOR and a margin as set forth in the mortgage note. The interest rate then adjusts at each six-month interval thereafter, subject to various lifetime and periodic rate caps and floors. The loans are generally made to borrowers who do not satisfy all of the credit, documentation and other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac, and are commonly referred to as "sub-prime" or "non-prime".

     A valuation reserve is maintained for certain non-performing loans and other loans held for sale based upon the Company's estimate of inherent losses. Provisions for the valuation reserve are charged against gain on sale of loans. The following table details the loans held for sale as of the dates indicated:

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



                                                                                 MARCH 31,       DECEMBER 31,
                                                                                   2005             2004
                                                                                -----------      -----------
                                                                                   (THOUSANDS OF DOLLARS)

Loan principal balance:
  1st trust deeds ...........................................................   $ 5,596,117      $ 5,036,724
  2nd trust deeds ...........................................................       465,581          383,039
                                                                                -----------      -----------
                                                                                  6,061,698        5,419,763
Basis adjustment for fair value hedge accounting ............................        (5,837)          (1,327)
Net deferred direct origination costs .......................................        79,898           74,514
                                                                                -----------      -----------
                                                                                  6,135,759        5,492,950
Less:  Valuation reserve ....................................................       (44,008)         (38,258)
                                                                                -----------       -----------
Loans held for sale - net ...................................................   $ 6,091,751       $ 5,454,692
                                                                                ===========       ===========

Loans held for sale on non-accrual status ...................................   $    16,373       $    11,874
                                                                                ===========       ===========

     Since most of the loans that are held for sale are sold within sixty days, the amount of loans held for sale that are classified as non-accrual or become real estate owned, is generally small. Loans held for sale may include loans repurchased from previous whole loan sale transactions and securitizations. In the ordinary course of business, as the loans held for sale are sold, the Company makes standard industry representations and warranties about the loans. The Company may have to subsequently repurchase certain loans due to defects that occurred in the origination of the loan. Such defects are categorized as documentation errors, underwriting errors, or fraud. In addition, the Company is generally required to repurchase loans that experience first payment defaults (and in limited cases, second payment defaults). If there are no such defects or early payment defaults, the Company has no commitment to repurchase loans sold. During the first quarter of 2005, the Company repurchased a total of $35.6 million in loans, as compared to $22.0 million in the first quarter of 2004. The Company maintains a reserve for the effect of loans estimated to be repurchased that require a valuation reserve upon repurchase, which is included in other liabilities and totaled $6.1 million and $4.7 million as of March 31, 2005 and December 31, 2004, respectively. Provisions for the repurchase reserve are charged against gain on sale of loans.

     The Company also maintains a reserve for premium recapture that represents the estimate of potential refunds of premiums received on previously completed loan sales (due to early loan prepayments or for certain loans repurchased from prior sales) that may occur under the provisions of the various agreements entered into for the sale of loans held for sale; this reserve totaled $4.6 million and $3.9 million as of March 31, 2005 and December 31, 2004, respectively, and is included in other liabilities. Provisions for the premium recapture reserve are charged against gain on sale of loans.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 5:  LOANS HELD FOR INVESTMENT

     Loans held for investment consist of the Company's commercial real estate loans. Commercial real estate loans, which are primarily variable rate (based upon six-month LIBOR and a margin), represent loans secured primarily by first mortgages on properties such as office, retail, industrial, land development, lodging, multi-family and commercial mixed-use properties. The commercial real estate loans are comprised of permanent, bridge and construction loans of relatively short duration (rarely more than five years in length of term and typically shorter, such as two to three years).

     As of March 31, 2005, the Company had $1.9 billion in unfunded commitments for existing loans and $354.7 million in unfunded commitments for loans not yet booked, as compared to $1.8 billion and $218.8 million, respectively, as of December 31, 2004. Due to the variability in the timing of the funding of these unfunded commitments, and the extent to which they are ultimately funded, these amounts should not generally be used as a basis for predicting future outstanding loan balances.

     Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $148.9 million and $131.6 million as of March 31, 2005 and December 31, 2004, respectively. The Company's commercial real estate loans also include mezzanine loans (second mortgage loans, which are subordinate to the senior or first mortgage loans) in the amounts of $43.6 million and $48.3 million as of March 31, 2005 and December 31, 2004, respectively.

     The Company currently does not carry any residential real estate loans held for investment as it has done in prior periods. The residential real estate loans held for investment in prior periods were similar in type to those the Company currently carries as held for sale. The following tables further detail the net loans held for investment for the periods indicated:

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



                                                                                   MARCH 31, 2005
                                                                    -------------------------------------------
                                                                     COMMERCIAL
                                                                    REAL ESTATE        OTHER           TOTAL
                                                                    -----------       -------       -----------
                                                                               (THOUSANDS OF DOLLARS)

Loans outstanding ...............................................   $ 4,000,474       $ 4,579       $ 4,005,053
Participations sold .............................................      (148,897)            -          (148,897)
                                                                    -----------       -------       -----------
Loans outstanding, net of participations sold ...................     3,851,577         4,579         3,856,156
Unamortized deferred origination fees and costs .................       (36,778)            -           (36,778)
                                                                    -----------       -------       -----------
Loans outstanding before allowance for loan losses ..............     3,814,799         4,579         3,819,378
Allowance for loan losses .......................................      (171,891)          (50)         (171,941)
                                                                    -----------       -------       -----------
Loans held for investment - net .................................   $ 3,642,908       $ 4,529       $ 3,647,437
                                                                    ===========       =======       ===========

                                                                                DECEMBER 31, 2004
                                                                    ------------------------------------------
                                                                     COMMERCIAL
                                                                    REAL ESTATE        OTHER           TOTAL
                                                                    -----------       -------       -----------
                                                                               (THOUSANDS OF DOLLARS)

Loans outstanding ...............................................   $ 3,647,490       $ 4,526       $ 3,652,016
Participations sold .............................................      (131,635)            -          (131,635)
                                                                    -----------       -------       -----------
Loans outstanding, net of participations sold ...................     3,515,855         4,526         3,520,381
Unamortized deferred origination fees and costs .................       (35,767)            -           (35,767)
                                                                    -----------       -------       -----------
Loans outstanding before allowance for loan losses ..............     3,480,088         4,526         3,484,614
Allowance for loan losses .......................................      (171,471)          (54)         (171,525)
                                                                    -----------       -------       -----------
Loans held for investment - net .................................   $ 3,308,617       $ 4,472       $ 3,313,089
                                                                    ===========       =======       ===========

     The following table sets forth information regarding the Company's commercial real estate loans on non-accrual status and restructured loans on accrual status. In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms (typically a reduction of the interest rate charged), the loan is classified as a restructured (accruing) loan if the loan is performing in accordance with the agreed upon modified loan terms and projected cash proceeds are deemed sufficient to repay both principal and interest. Restructured loans are presented as such in the period of restructure and the three subsequent quarters.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



                                                                                MARCH 31,      DECEMBER 31,
                                                                                  2005            2004
                                                                                ---------      -----------
                                                                                  (THOUSANDS OF DOLLARS)

Non-accrual commercial real estate loans held
  for investment ...........................................................    $  77,633      $    82,289
                                                                                =========      ===========

Restructured commercial real estate loans
  on accrual status ........................................................    $   8,112      $     9,302
                                                                                =========      ===========

     The Company employs a documented and systematic methodology in determining the adequacy of its allowance for loan losses, which assesses the risk of losses inherent in the portfolio, and represents the Company's estimate of probable inherent losses in the loan portfolio as of the date of the financial statements. The allowance for loan losses methodology incorporates management's judgment concerning the effect of recent economic events on portfolio performance, as well as concentration factors (such as property types, geographic regions and loan sizes). Activity in the allowance for loan losses is summarized in the following table:


                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                -------------------------
                                                                                  2005            2004
                                                                                --------        ---------
                                                                                  (THOUSANDS OF DOLLARS)

Beginning balance ...........................................................   $ 171,525       $ 213,591
Provision for loan losses ...................................................       1,036          16,399

Charge-offs .................................................................      (3,983)         (9,396)
Recoveries ..................................................................       3,363             222
                                                                                ---------       ---------
      Net charge-offs .......................................................        (620)         (9,174)
                                                                                ---------       ---------
Ending balance ..............................................................   $ 171,941       $ 220,816
                                                                                =========       =========

     In addition to its allowance for loan losses, the Company maintains an allowance for unfunded commercial real estate loan commitments on existing loans and, to a lesser degree, loans not yet funded; this allowance totaled $7.9 million and $7.1 million as of March 31, 2005 and December 31, 2004, respectively, and is included in other liabilities.


NOTE 6:  REAL ESTATE OWNED

     The Company's real estate owned ("REO") consists of property acquired through or in lieu of foreclosure on loans secured by real estate. REO is reported in the financial statements at the lower of cost or estimated realizable value (net of estimated costs to sell). REO consisted of the following types of property as of the periods indicated:

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



                                                                                MARCH 31,      DECEMBER 31,
                                                                                  2005            2004
                                                                                --------       -----------
                                                                                  (THOUSANDS OF DOLLARS)


Commercial real estate ......................................................   $ 18,577       $    21,344
Residential real estate .....................................................      3,344             2,578
                                                                                --------       -----------
Real estate owned ...........................................................   $ 21,921       $    23,922
                                                                                ========       ===========


NOTE 7:  MORTGAGE SERVICING RIGHTS

     At the time of securitization or sale of loans on a whole loan basis with servicing rights retained, the Company analyzes whether the benefits of servicing are greater than or less than adequate compensation and, as a result, records a mortgage servicing rights asset or liability ("MSR"), respectively. The estimated fair value of the Company's mortgage servicing rights at March 31, 2005 and December 31, 2004 was $20.7 million and $18.0 million, respectively. The following table summarizes the activity in the Company's mortgage servicing rights asset as of the periods indicated:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                  2005          2004
                                                                                --------      --------
                                                                                (THOUSANDS OF DOLLARS)


Beginning balance ...........................................................   $ 20,044      $  6,898
  Additions from securitization transactions ................................      7,637         5,910
  Amortization ..............................................................     (4,485)       (1,370)
                                                                                --------      --------
Ending balance before valuation allowance ...................................     23,196        11,438
Valuation allowance
  Beginning balance .........................................................     (2,042)            -
  Provision for temporary impairment ........................................       (420)            -
                                                                                --------      --------
  Ending balance ............................................................     (2,462)            -
                                                                                --------      --------
Mortgage servicing rights - net .............................................   $ 20,734      $ 11,438
                                                                                ========      ========

     As servicer, the Company is required to make certain advances on specific loans it is servicing, to the extent such advances are deemed collectible by the Company, from collections related to the individual loan. The total amount outstanding of such servicing advances was $6.5 million and $5.3 million at March 31, 2005 and December 31, 2004, respectively, and is included in other assets.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     The fair value of the MSRs is derived from the net positive cash flows associated with the servicing agreements. The Company determines the fair value of the MSRs at the time of securitization and at each reporting date by the use of a cash flow model that incorporates prepayment speeds, discount rate and other key assumptions management believes are consistent with assumptions other major market participants use in valuing the MSRs. The Company determined, as part of its on-going assessment of the assumptions used to value its MSRs, to increase the discount rate utilized to 15.0% during the first quarter of 2005. The key economic assumptions used in subsequently measuring the fair value of the Company's MSRs as of the periods indicated are as follows:


                                                                                MARCH 31,       DECEMBER 31,
                                                                                  2005             2004
                                                                                --------        -----------

Weighted-average life (years) ...............................................        1.5                1.5
Weighted-average annual prepayment speed ....................................       47.8 %             48.5 %
Weighted-average annual discount rate .......................................       15.0 %             10.0 %



NOTE 8:  RESIDUAL INTERESTS IN SECURITIZED LOANS

     Residual interests in loan securitizations are recorded on each transaction as a result of the sale of residential real estate loans through a securitization transaction and the subsequent issuance of net interest margin securities ("NIMs") to monetize the residual interest from the original securitization transaction.

     Residual interests represent the discounted expected future residual cash flows from the securitizations that inure to the Company's benefit subject to prepayment, net lifetime credit losses and other factors. The following table summarizes the activity of the Company's residual interests:

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                  2005          2004
                                                                                --------      --------
                                                                                (THOUSANDS OF DOLLARS)



Beginning balance at fair value .............................................   $ 15,774      $  6,530
Additions to residual interests .............................................      2,285         3,019
Interest accretion ..........................................................      1,338           646
Cash received ...............................................................     (4,253)            -
Fair value adjustment .......................................................     (1,477)        3,546
Permanent impairment ........................................................     (1,218)            -
                                                                                --------      --------
Ending balance at fair value ................................................   $ 12,449      $ 13,741
                                                                                ========      ========


     Loans sold through securitization transactions are sold by the Company on a non-recourse basis to off-balance sheet securitization qualified special purpose entities ("QSPEs"), except for representations and warranties customary within the mortgage banking industry. In a NIM transaction, the certificates representing the residual interest in certain excess cash flows from the original securitization transaction are transferred to a QSPE, which issues interest-bearing securities. The net proceeds from the sale of these NIM securities, along with a residual interest certificate that is subordinate to the issued NIM securities, represents the consideration received by the Company. The Company allocates its basis in the underlying mortgage loans to the securities sold, the retained residual interests, including mortgage servicing rights, in proportion to their relative fair values on the date of transfer. The residual interest certificate retained from a NIM transaction is subordinate to the NIM securities issued until the NIM securities are paid in full. The residual interests retained from the NIM transactions are classified as "available-for-sale" securities and are measured at fair value; any unrealized gains or losses, net of deferred taxes, are reported as accumulated other comprehensive income, which is a separate component of stockholders' equity. The Company's only ownership interest from its securitization transactions is reflected in the retained residual interests from the NIM transactions of $12.4 million as detailed above.

     As of March 31, 2005, a total of $4.0 billion in loan principal was outstanding from the Company's securitization transactions. The total amount of loan principal originally securitized in these transactions was $5.4 billion.

     The Company determines the estimated fair values of the residual interests retained from the NIM transactions by discounting the expected net cash flows to be received utilizing the cash-out method. The Company uses the forward LIBOR curve for estimating interest rates on adjustable rate loans and utilizes

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


other assumptions that management believes are consistent with assumptions other major market participants would use to estimate the fair value of its residual interests.

     Key economic assumptions used in subsequently measuring the fair value of the Company's residual interests as of the periods indicated are as follows:


                                                                                MARCH 31,      DECEMBER 31,
                                                                                  2005            2004
                                                                                ---------      -----------

Weighted-average life (years) ...............................................         1.6              1.6
Weighted-average annual prepayment speed (CPR) ..............................        45.6%           45.7%
Weighted-average lifetime credit losses .....................................         4.6%            4.5%
Weighted-average annual discount rate .......................................        20.0%           20.0%



NOTE 9:  GAIN ON SALE AND SECURITIZATION OF RESIDENTIAL REAL ESTATE LOANS

     The Company routinely sells and securitizes residential mortgage loans into the secondary market. Gains or losses are recognized at the date of settlement and when the Company has transferred control over the loans to either a transaction-specific securitization trust or to a third-party purchaser. The amount of gain or loss for loan sales or securitizations is based upon the difference between the net sales proceeds received, including any retained interests, and the allocated carrying amount of the loans (which includes the costs directly incurred with the origination of the loans, which are deferred and recognized when the loans are sold). The following table presents the detailed components of the gain on sale and securitization of loans:

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                -----------------------------
                                                                                   2005               2004
                                                                                -----------       -----------
                                                                                   (THOUSANDS OF DOLLARS)

Whole loan sales of residential real estate loans ...........................   $ 5,849,309       $ 3,795,315
Securitizations of residential real estate loans ............................     1,209,849           832,633
                                                                                -----------       -----------
                                                                                $ 7,059,158       $ 4,627,948
                                                                                ===========       ===========

Gross premium recognized on loan sales and securitizations ..................   $   201,696       $   199,228
Premium recapture and reversal ..............................................        (7,556)           (8,693)
                                                                                -----------        ----------
Net premium recognized on loan sales and securitizations ....................       194,140           190,535
Less: Direct costs of loan originations - External ..........................       (34,640)          (23,255)
      Direct costs of loan originations - Internal ..........................       (61,372)          (40,606)
      Direct cost adjustments ...............................................          (181)           (1,211)
                                                                                -----------        ----------
      Total direct costs of loan originations ...............................       (96,193)          (65,072)
Adjustments to carrying value of loans held for sale ........................        (6,775)           (5,218)
Fair value hedge accounting adjustments .....................................        (4,510)                -
Net gain on derivative instruments ..........................................        21,698             1,951
                                                                                -----------        ----------
   Net gain on sale .........................................................   $   108,360        $  122,196
                                                                                ===========        ==========

     The net gain on derivative instruments included in the net gain on sale of residential real estate loans consists of the following items:


                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                ----------------------
                                                                                  2005          2004
                                                                                --------      --------
                                                                                (THOUSANDS OF DOLLARS)

Eurodollar futures:
  Change in fair value ......................................................   $  3,497      $      -
  Net realized gain .........................................................     17,035             -
  Transaction expenses and other ............................................       (525)            -
                                                                                --------      --------
                                                                                  20,007             -
Change in fair value of:
  Interest rate lock commitments ............................................       (187)          205
  Forward sales commitments .................................................      1,878         3,578
  Interest rate cap contract ................................................          -        (1,832)
                                                                                --------      --------
                                                                                $ 21,698      $  1,951
                                                                                ========      ========

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 10:  LOAN SERVICING INCOME

     In addition to the securitized loans that it services, the Company also services loans sold to other financial institutions on an interim basis (until servicing is transferred to another party). The following table presents the components of loan servicing income for the Company:



                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                ---------------------
                                                                                  2005         2004
                                                                                --------      -------
                                                                               (THOUSANDS OF DOLLARS)

Servicing fee income:
  Securitization transactions ...............................................   $  4,380      $ 1,768
  Interim ...................................................................      6,507        3,797
  Other .....................................................................        831            -
Ancillary income (1) :
  Securitization transactions ...............................................        847          279
  Interim and other .........................................................      1,123          824
Other .......................................................................        299         (129)
                                                                                --------      -------
Loan servicing income .......................................................   $ 13,987      $ 6,539
                                                                                ========      =======


(1) Ancillary income represents all service-related contractual fees retained by the Company and consists primarily of late payment charges.


NOTE 11:  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes derivative financial instruments in connection with its interest rate risk management activities. In accordance with its interest rate risk strategy, the Company currently utilizes a combination of forward sales commitments and Eurodollar futures contracts to hedge its residential loans held for sale and a certain portion of its unfunded pipeline of interest rate lock commitments. These derivatives are intended to reduce the risk of adverse fair value changes in certain interest rate environments. The Company's forward sales commitments represent obligations to sell loans at a specific price and date in the future; therefore, the value of these commitments increase as interest rates increase. Short Eurodollar futures contracts are standardized exchange-traded contracts, the values of which are tied to spot Eurodollar rates at specified future dates. The value of these futures contracts increase when interest rates rise. Conversely, the value of the forward sales commitments and the short Eurodollar positions decrease when interest rates decrease, while the related loans are expected to increase in value. The values of the loans, the forward sales commitments and the Eurodollar positions may not move in corresponding amounts and time frames and may result in a negative or positive impact on earnings in any

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


given period. In accordance with SFAS No. 133, the derivative financial instruments are reported at their fair value.

     At March 31, 2005, the Company's commitments to sell forward its residential real estate loans to third party investors in whole loan sales transactions were approximately $2.68 billion at various rates and terms. The Company distinguishes commitments to sell forward loans in two categories, allocated and general. At March 31, 2005, allocated and general forward sale commitments notional amounts were $1.48 billion and $1.20 billion, respectively. Allocated forward sales commitments are contractual sales agreements whereby a specific pool of loans is agreed upon to be sold to specific buyers at a contractually agreed upon date and price. In accordance with SFAS No. 133, the allocated forward sales commitments are accounted for as fair value hedges designated to specific pools of loans that have been contractually agreed upon for sale. General forward sales commitments are currently treated as economic hedges not designated as accounting hedges and are classified as free-standing derivatives. Changes in the fair value of both the general and allocated forward sales commitments are reported as a component of gain on sale of residential real estate loans and as either other assets or liabilities, as applicable. The amount of hedge ineffectiveness related to allocated forward sales commitments is immaterial.

     At March 31, 2005, the Company had a pipeline of loans in process of approximately $1.56 billion in new residential real estate loans, generally subject to the potential borrower meeting the conditions of the loan approval. The Company conditionally quotes interest rates to potential borrowers, which are then subject to adjustment by the Company if any such conditions are not satisfied. Since the Company generally funds the loans at the rates conditionally approved, the quotes are considered to constitute interest rate locks. These interest rate lock commitments, which generally are for 30 days, are treated as free-standing derivatives and are carried at their estimated fair value with any changes recorded as a component of gain on sale of residential real estate loans. Fair value is estimated based upon the change in the fair value of the underlying mortgage loans as adjusted for the probability of a certain amount of loans in the pipeline not funding within the terms of the initial rate lock. The change in fair value is measured from the date of the interest rate lock and, therefore, at the time of issuance the value of the interest rate lock is zero.

     The Company's Eurodollar futures contracts are currently treated as economic hedges and are not currently designated as accounting hedges and are classified as free-standing derivatives. As of March 31, 2005, the Company had in place short Eurodollar futures positions covering loan principal of $3.34 billion and $1.15 billion for its loans held for sale and its unfunded loan pipeline, respectively. Eurodollar futures are utilized in an effort to offset the changes in value related to the loan inventory and pipeline without the

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


necessity of restricting certain loan inventory or pipeline loans to a specific forward sale commitment. Eurodollar futures are carried at their fair value with any changes recorded as a component of gain on sale of residential real estate loans. The Company's Eurodollar futures contracts are collateralized by maintenance of a margin account which had a balance of $16.2 million as of March 31, 2005.

     The estimated fair values of the Company's derivatives were as follows (included in other assets or liabilities, as applicable, in the consolidated balance sheets) for the periods indicated:


                                                                                MARCH 31,      DECEMBER 31,
                                                                                  2005            2004
                                                                                --------       -----------
                                                                                  (THOUSANDS OF DOLLARS)



Forward sale commitments ....................................................   $  4,617       $     2,739
Eurodollar futures ..........................................................      3,475               (22)
Interest rate lock commitments ..............................................     (1,287)           (1,100)
                                                                                --------       -----------
                                                                                $  6,805       $     1,617
                                                                                ========       ===========


NOTE 12:  INCOME TAXES

     The major components of income tax expense (benefit) are summarized in the following table:


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                           2005          2004
                                                         --------      --------
                                                         (THOUSANDS OF DOLLARS)

Federal:
  Current ............................................   $ 40,329      $ 42,356
  Deferred ...........................................      9,673         5,684
                                                         --------      --------
                                                           50,002        48,040
                                                         --------      --------

State:
  Current ............................................     12,037        11,929
  Deferred ...........................................       (963)         (939)
                                                         --------      --------
                                                           11,074        10,990
                                                         --------      --------
Total tax provision ..................................   $ 61,076      $ 59,030
                                                         ========      ========


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company's deferred tax assets are summarized in the following table:



                                                                                MARCH 31,      DECEMBER 31,
                                                                                  2005            2004
                                                                                ---------      -----------
                                                                                  (THOUSANDS OF DOLLARS)

Deferred tax assets:
  Mark-to-market on loans held for sale .....................................   $  90,212      $    77,758
  Allowance for loan losses .................................................      79,023           79,029
  Compensation related items ................................................      14,135           28,459
  State income and franchise taxes ..........................................       6,033           20,982
  Other - net ...............................................................           -               70
                                                                                ---------       ----------
    Total deferred tax assets ...............................................     189,403          206,298

Deferred tax liabilities:
  Loan origination costs ....................................................     (35,368)         (45,559)
  Mortgage servicing ........................................................      (6,372)          (5,210)
  Other - net ...............................................................        (249)               -
                                                                                ---------       ----------
    Total deferred tax liabilities ..........................................     (41,989)         (50,769)
                                                                                ---------       ----------
Net deferred tax asset ......................................................   $ 147,414       $  155,529
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

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 13:  DEBT - FREMONT GENERAL CORPORATION

     The debt of Fremont General is detailed in the following table; none of the Fremont General debt is guaranteed by FIL:

                                                                                 MARCH 31,      DECEMBER 31,
                                                                                   2005            2004
                                                                                ---------       -----------
                                                                                   (THOUSANDS OF DOLLARS)

Senior Notes due 2009, less discount  (2005 - $1,239; 2004 - $1,317) ........   $ 180,211       $   180,133
Liquid Yield Option Notes due 2013, less discount (2005 - $309;
  2004 - $339) ..............................................................         576               611
Junior Subordinated Debentures ..............................................     103,093           103,093
                                                                                ---------       -----------
                                                                                $ 283,880       $   283,837
                                                                                =========       ===========

     In 1996, Fremont General Financing I, a statutory business trust (the "Trust") and wholly-owned subsidiary of Fremont General, sold $100 million of 9% Trust Originated Preferred SecuritiesSM ("the Preferred Securities") in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. The proceeds of $103.1 million related to the sale of the Preferred Securities were invested in 9% Junior Subordinated Debentures of Fremont General ("the Junior Subordinated Debentures"). The Junior Subordinated Debentures are the sole asset of the Trust.


NOTE 14: DEPOSITS, FHLB ADVANCES AND WAREHOUSE LINES OF CREDIT - FREMONT INVESTMENT & LOAN

     FIL utilizes the issuance of deposits, which are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation ("FDIC"), Federal Home Loan Bank ("FHLB") advances and warehouse lines of credit in funding its operations.

     As of March 31, 2005, the weighted-average interest rate for savings and money market deposit accounts was 2.23% and for certificates of deposit it was 2.92%. The weighted-average interest rate for all deposits at March 31, 2005 was 2.77%.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     Certificates of deposit as of March 31, 2005 are detailed by maturity and rates as follows:



                                                MATURING BY           WEIGHTED
                              AMOUNT              MARCH 31,         AVERAGE RATE
                           -----------          -----------         ------------
                                 (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

                           $ 5,918,495              2005                   2.88%
                                55,860              2006                   4.56%
                                 3,378              2007                   4.17%
                                34,468              2008                   5.67%
                                15,633              2009                   6.03%
                           -----------                              -----------
                           $ 6,027,834                                     2.92%
                           ===========                              ===========


     Of the total certificates of deposit outstanding at March 31, 2005, $1.6 billion were obtained through brokers.

     Interest expense on deposits is summarized as follows:


                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ---------------------------
                                                                                  2005              2004
                                                                                --------          ---------
                                                                                    (THOUSANDS OF DOLLARS)

Savings and money market deposit accounts ...................................   $  9,840          $   8,307
Certificates of deposit .....................................................     39,601             26,780
Penalties for early withdrawal ..............................................        (85)               (53)
                                                                                --------          ---------
                                                                                $ 49,356          $  35,034
                                                                                ========          =========

     Total interest payments on deposits were $48.5 million and $34.1 million for the three months ended March 31, 2005 and 2004, respectively.

     FIL is a member of the Federal Home Loan Bank system, and as such maintains a credit line with the FHLB of San Francisco that is based upon a percentage of its total regulatory assets, subject to collateralization requirements and certain collateral sub-limits. Advances are primarily collateralized by the residential loans held for sale, and to a lesser extent, by certain commercial loans held for investment. The maximum amount of credit which the FHLB will extend varies from time to time in accordance with their policies. At March 31, 2005 and December 31, 2004, FIL had an approximate maximum borrowing capacity of $2.41 billion and $2.11 billion, respectively, with outstanding borrowings of $1.45 billion and $900.0 million, respectively. FIL pledged loans with a carrying value of $2.70 billion and $2.37 billion at March 31, 2005 and December 31, 2004, respectively, to secure the current and any future borrowings. FIL's

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


borrowing capacity can be used to borrow under various FHLB loan programs, including adjustable and fixed-rate financing, for periods ranging from one day to 30 years, with a variety of interest rate structures available. The weighted-average interest rate on the amount outstanding at March 31, 2005 was 2.50%. The borrowing capacity has no commitment fees or cost, requires minimum levels of investment in FHLB stock, and can be withdrawn by the FHLB if there is any significant change in the financial or operating condition of FIL and is conditional upon its compliance with certain agreements covering advances, collateral maintenance, eligibility and documentation requirements. The Company receives dividend income on its investment in FHLB stock. At March 31, 2005, FIL was in compliance with all requirements.

     The following table details the FHLB amounts outstanding at March 31, 2005 by maturities and rates:



                                             MATURING BY             WEIGHTED
                          AMOUNT              MARCH 31,           AVERAGE RATE
                       -----------           -----------          ------------
                               (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

                       $ 1,354,000               2006                      2.53%
                            98,000               2007                      2.07%
                       -----------                                 ------------
                       $ 1,452,000                                         2.50%
                       ===========                                 ============

     Total interest payments on advances from the FHLB were $7.5 million and $7.4 million for the three months ended March 31, 2005 and 2004, respectively.

     FIL has a line of credit with the Federal Reserve Bank of San Francisco ("Federal Reserve"), and at March 31, 2005 and December 31, 2004 had a borrowing capacity, based upon collateral pledged, of $293.3 million and $159.0 million respectively, with no outstanding borrowings or activity at March 31, 2005 or December 31, 2004. FIL pledged loans with a carrying value of $391.1 million and $212.1 million at March 31, 2005 and December 31, 2004, respectively to the Federal Reserve. This line of credit is provided when all other sources of funds are not reasonably available, and such advances are made with the expectation that they will be repaid when the availability of the usual source of funds is restored, usually the next business day.

     During 2003, FIL established three separate warehouse lines of credit to facilitate the funding of residential real estate loans prior to their sale or securitization. The total funding capacity available at March 31, 2005 under the three facilities was $2.0 billion, of which $1.0 billion was committed. There were no amounts outstanding on these facilities at March 31, 2005. Borrowings, if any, under each of the facilities

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


are secured by loans held for sale as pledged by FIL. Each of the facilities is subject to certain conditions, including but not limited to financial and other covenants including the maintenance of certain capital and liquidity levels. At March 31, 2005, the Company was in compliance with all financial and other covenants related to these facilities.


NOTE 15:  OTHER LIABILITIES

     The following table details the composition of the Company's other liabilities as of the dates indicated:


                                                                                MARCH 31,      DECEMBER 31,
                                                                                   2005            2004
                                                                                ---------      -----------
                                                                                  (THOUSANDS OF DOLLARS)


Borrower principal and interest due investors ..............................    $  60,048      $    11,591
Federal income tax liability ...............................................       57,616           50,652
State income tax liability .................................................       46,592           50,887
Deferred compensation obligation ...........................................       46,212           33,495
Borrower escrow collections payable ........................................       28,913           23,091
Accrued incentive compensation .............................................       28,891           74,671
Accounts payable ...........................................................       25,073           22,950
Accrued Employer Stock Ownership Plan expense ..............................       11,389           29,892
Premium recapture and repurchase reserve ...................................       10,732            8,645
Interest payable ...........................................................       10,202           12,755
Allowance for unfunded loan commitments ....................................        7,925            7,087
Other ......................................................................       26,810           35,815
                                                                                ---------      -----------
                                                                                $ 360,403      $   361,531
                                                                                =========      ===========


NOTE 16:  DEFERRED COMPENSATION

     Stock award plans are provided for the benefit of certain key members of management that authorize shares of either stock rights or stock options to be allocable to participants. Restricted stock awards are amortized to compensation expense over the service period of the awards that vary from two to ten years. Unamortized amounts are reported as deferred compensation.

     The Company periodically contributes cash to a grantor stock ownership trust ("GSOP") in order to pre-fund contributions to various employee benefit plans (e.g., 401(K) match, Employee Stock Ownership Plan contribution, etc.). The Company consolidates the GSOP under the provisions of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities. The GSOP uses the

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


contributed cash to acquire shares of the Company's common stock and the shares held by the GSOP are recorded at fair value and treated as treasury stock for purposes of calculating the Company's basic and diluted earnings per share.

     The Company also maintains a Supplemental Executive Retirement Plan ("SERP") and Excess Benefit Plan ("EBP"); both of which are deferred compensation plans designed to provide certain employees the ability to receive benefits that would be otherwise lost under the Company's qualified retirement plans due to statutory or other limits on salary deferral and matching contributions.

     The following table details the composition of the Company's deferred compensation balance (which is reported as a component of stockholders' equity) as of the periods indicated:


                                                                                MARCH 31,      DECEMBER 31,
                                                                                  2005            2004
                                                                                --------       -----------
                                                                                  (THOUSANDS OF DOLLARS)

Unamortized restricted stock awards ........................................    $ 35,757       $    26,183
GSOP .......................................................................      14,020            20,868
SERP and EBP ...............................................................      17,932            11,865
                                                                                --------       -----------
                                                                                $ 67,709       $    58,916
                                                                                ========       ===========


NOTE 17:  INDUSTRIAL BANK REGULATORY CAPITAL

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

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     As of March 31, 2005, FIL's regulatory capital exceeded all minimum requirements to which it is subject and the most recent notification from the FDIC categorized FIL as "well-capitalized". To be categorized as "well-capitalized", the institution must maintain capital ratios as set forth in the following table; the FDIC and FIL, however, have agreed that FIL will maintain a Tier-1 Leverage Ratio of at least 8.5%. There have been no conditions or events since that notification that management believes have changed FIL's categorization as "well-capitalized". As of March 31, 2005, FIL's Tier-1 Leverage Ratio was 12.60%. Management does not anticipate any difficulties in maintaining a Tier-1 Leverage Ratio of at least 8.5%. FIL's actual regulatory amounts and the related standard regulatory minimum ratios required to qualify as well capitalized are detailed in the table below.



                                                                                   MARCH 31, 2005
                                                                                --------------------
                                                                                 MINIMUM      ACTUAL
                                                                                REQUIRED       RATIO
                                                                                --------      ------

Tier-1 Leverage Capital ....................................................        5.00%      12.60%
Risk-Based Capital:
  Tier-1 ...................................................................        6.00%      16.73%
  Total ....................................................................       10.00%      18.01%


                                                                                 DECEMBER 31, 2004
                                                                                --------------------
                                                                                 MINIMUM      ACTUAL
                                                                                REQUIRED       RATIO
                                                                                --------      ------


Tier-1 Leverage Capital ....................................................        5.00%      12.71%
Risk-Based Capital:
  Tier-1 ...................................................................        6.00%      17.26%
  Total ....................................................................       10.00%      18.54%


     Regulatory capital is assessed for adequacy by three measures: Tier-1 Leverage Capital, Tier-1 Risk-Based Capital and Total Risk-Based Capital. FIL's Tier-1 Leverage Capital includes common stockholder's equity, a certain portion of its mortgage servicing rights not includable in regulatory capital and other adjustments. Tier-1 Leverage Capital is measured with respect to average assets during the quarter. The Tier-1 Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter. FIL's Total Risk-Based Capital includes the allowable amount of its allowance for loan losses (the allowable amount includable is limited to 1.25% of gross risk-weighted assets). The Total Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter. The following table details the calculation of the respective capital amounts at FIL at the dates indicated:

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



                                                                                  MARCH 31,        DECEMBER 31,
                                                                                    2005              2004
                                                                                -----------       ------------
                                                                                    (THOUSANDS OF DOLLARS)

Common stockholder's equity at FIL ..........................................   $ 1,319,010       $  1,239,701
Less:
  Disallowed portion of mortgage servicing rights ...........................        (2,073)            (1,800)
  Unrealized gains on available-for-sale securities .........................          (523)            (1,413)
                                                                                -----------       ------------
Total Tier-1 Capital ........................................................     1,316,414          1,236,488
Add:
    Allowable portion of the allowance for loan losses ......................       100,661             92,178
                                                                                -----------       ------------
Total Risk-Based Capital (Tier-1 and Tier-2) ................................   $ 1,417,075       $  1,328,666
                                                                                ===========       ============



NOTE 18:  DISCONTINUED INSURANCE OPERATIONS IN REGULATORY LIQUIDATION

     In December 2002, the Company accrued a charge by setting up a liability for the maximum amount of its potential future cash contributions to its discontinued workers' compensation insurance subsidiary, Fremont Indemnity Company ("Fremont Indemnity"). These future contributions included both mandatory and contingent cash contributions as per the July 2, 2002 Letter Agreement of Run-Off and Regulatory Oversight among the California Department of Insurance, Fremont General and Fremont Indemnity (the "Agreement"). The Agreement was included as an exhibit to the Company's Form 8-K which was filed on July 19, 2002.

     The Insurance Commissioner of the State of California sought, and was granted, an order of conservation over Fremont Indemnity by the Superior Court of the State of California for the County of Los Angeles on June 4, 2003. The conservation order incorporates the Agreement and also provides that nothing in the order is intended to modify any of the provisions of the Agreement. The Insurance Commissioner of the State of California further sought, and was granted, an order of liquidation over Fremont Indemnity by the Superior Court of the State of California for the County of Los Angeles on July 2, 2003. Pursuant to the provisions of the Agreement, the granting of an order of conservation and/or liquidation prior to March 1, 2004 extinguishes the obligation of the Company to provide any further cash contributions to Fremont Indemnity.

     While the Company owns 100% of the common stock of Fremont Indemnity, the assets and liabilities of Fremont Indemnity are excluded from the accompanying consolidated balance sheets as the Company no longer has effective control over the operation of this subsidiary.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 19:  COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ACTIVITIES

     The Company is a defendant in a number of legal actions arising in the ordinary course of business and from the discontinuance of the insurance operations. Management and its legal counsel are of the opinion that the settlement of these actions, individually or in the aggregate, will not have a material effect on the Company's business, financial position or results of operations.

     On June 2, 2004, the State of California Insurance Commissioner John Garamendi (the "Commissioner"), as statutory liquidator of Fremont Indemnity, filed suit in Los Angeles Superior Court against Fremont General alleging improper utilization by Fremont General of certain net operating loss deductions ("NOLs") allegedly belonging to its Fremont Indemnity subsidiary (the "Fremont Indemnity case"). This complaint involves issues that Fremont General considers were resolved in the Agreement among the California Department of Insurance, Fremont Indemnity and Fremont General. The Agreement, dated July 2, 2002, was executed on behalf of the California Department of Insurance by the Honorable Harry Low, the State of California Insurance Commissioner at that time. Fremont General has honored its obligations under the Agreement, and will continue to do so and believes that the complaint mischaracterizes the terms of the Agreement and lacks merit.

     On January 25, 2005, the Company's motions to dismiss the lawsuit brought by the Commissioner, on behalf of Fremont Indemnity, against the Company were argued and heard before the Superior Court of the State of California. On January 26, 2005 the Court issued its rulings dismissing all the causes of action in the complaint as follows:

     The Court found that the Company had properly utilized the NOLs in accordance with the Agreement. As a result of this finding, all causes of action were dismissed without leave to amend, except for the 7th cause of action for alleged concealment by the Company of a potential reinsurance dispute, which was dismissed with leave to amend.

     In addition, the Court rejected the Commissioner's request for findings that the Company's use of the NOLs and worthless stock deduction were voidable preferences and/or fraudulent transfers. The Court also rejected the Commissioner's request for injunctive relief to force the Company to amend its prior consolidated income tax returns to remove and forgo the worthless stock deduction for its investment in Fremont Indemnity.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     On May 2, 2005 the Commissioner filed an amended complaint with regard to the 7th cause of action on behalf of Fremont Indemnity against the Company alleging concealment and misappropriation of certain Fremont Indemnity assets including the improper utilization by the Company of certain net operating losses allegedly belonging to Fremont Indemnity. The Company continues to believe that this litigation is without merit and will vigorously defend against it.

     The Commissioner filed a second complaint against Fremont General on behalf of Comstock Insurance Company ("Comstock"), a former affiliate of Fremont Indemnity, which was subsequently merged into Fremont Indemnity. This case alleged similar causes of action regarding the usage of the NOLs as in the Fremont Indemnity case as well as improper transactions with other insurance subsidiaries and affiliates of Fremont Indemnity. This matter was deemed a related case to the Fremont Indemnity case. On April 22, 2005, the Superior Court of California dismissed, without leave to amend, the entire Complaint filed by the Commissioner on behalf of Fremont Indemnity, as successor in interest to Comstock against the Company. This ruling does not address or necessarily have legal effect on the related Fremont Indemnity case.

     The Company, in relation to one of its commercial real estate lending transactions, has participated in a standby letter of credit which represents a conditional obligation of the Company; this letter of credit guarantees the performance of a borrower to a third party in the amount of approximately $17.5 million.


NOTE 20:  OPERATIONS BY REPORTABLE SEGMENT

     The Company manages its operations based on the types of products and services offered by each of its strategic business units. Based on that approach the Company has grouped its products and services into two reportable segments -- Commercial and Residential Real Estate.

     The Commercial Real Estate segment originates commercial real estate loans on a nationwide basis marketed through the use of trade advertising, direct marketing, newsletters and trade shows. Loans originated consist primarily of bridge, construction and permanent loans. Substantially all of the loans originated are held in the Company's loan portfolio.

     The Residential Real Estate segment originates non-prime or sub-prime loans nationally through independent brokers on a wholesale basis. These loans are then primarily sold to third party investors on a servicing released basis, or, to a lesser extent, securitized. Net interest income is recognized on these loans during the period that the Company holds them for sale; in addition, servicing income is realized on the loans sold into the Company's securitizations and on loans sold to other parities on an interim basis.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     Management measures and evaluates each of these segments based on total revenues generated, net interest income and pre-tax operating results. The results of operations include certain allocated corporate expenses as well as interest expense charged back to the segments for the use of funds generated by the Company's corporate and retail banking operations. Interest expense is allocated among the residential and commercial segments using treasury rates matched to the terms of the respective loans plus a spread to cover the expenses of the retail banking operations.

     Certain expenses that are centrally managed at the corporate level such as provision for income taxes and other general corporate expenses are excluded from the measure of segment profitability reviewed by management. Therefore, the Company has included these expenses along with the results of the Company's retail banking operation, which does not meet the definition of a reportable segment, in the Other category. Historical periods have been restated to conform to this presentation.

     Intersegment eliminations shown in the table below relate to the credit allocated to the retail banking operations for operating funds provided to the two reportable segments.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)





                                                  RESIDENTIAL       COMMERCIAL                      INTERSEGMENT           TOTAL
                                                  REAL ESTATE      REAL ESTATE        OTHER         ELIMINATIONS       CONSOLIDATED
                                                  -----------      -----------     -----------      ------------       ------------
                                                                              (THOUSANDS OF DOLLARS)


THREE MONTHS ENDED MARCH 31, 2005
  Total revenues ..............................   $   229,234      $    69,621     $    59,689          $ (56,714)     $    301,830
  Net interest income .........................        70,304           41,181           7,267                  -           118,752
  Provision for loan losses ...................            (5)           1,041               -                  -             1,036
  Net gain on whole loan sales and
    securitizations of residential
    real estate loans .........................       108,360                -               -                  -           108,360
  Mortgage servicing rights amortization ......        (4,485)               -               -                  -            (4,485)
  Compensation and related ....................        35,023            6,663          17,594                  -            59,280
  Other non-interest expense ..................        10,715           (1,644)         11,158                  -            20,229
  Income before income taxes ..................       133,738           36,904         (19,464)                 -           151,178
  Total consolidated assets ...................     6,148,271        3,680,252       1,129,076                  -        10,957,599



THREE MONTHS ENDED MARCH 31, 2004
  Total revenues ..............................   $   218,503      $    77,029        $ 45,177          $ (40,003)     $    300,706
  Net interest income .........................        64,034           52,511           1,018                  -           117,563
  Provision for loan losses ...................         6,641           10,659            (901)                 -            16,399
  Net gain on whole loan sales and
    securitizations of residential
    real estate loans .........................       122,196                -               -                  -           122,196
  Mortgage servicing rights amortization ......        (1,370)               -               -                  -            (1,370)
  Compensation and related ....................        39,771            8,856          18,557                  -            67,184
  Other non-interest expense ..................         9,184            4,770           8,806                  -            22,760
  Income before income taxes ..................       133,125           28,691         (20,123)                 -           141,693
  Total consolidated assets ...................     4,827,085        3,758,467       1,319,291                  -         9,904,843


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 21:  EARNINGS PER SHARE

     Earnings per share have been computed based on the weighted-average number of shares. The following table sets forth the computation of basic and diluted earnings per share:


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                -----------------------
                                                                                  2005           2004
                                                                                -------        -------
                                                                                 (THOUSANDS OF SHARES
                                                                                  AND DOLLARS, EXCEPT
                                                                                    PER SHARE DATA)

Net income
  (numerator for basic earnings per share) .................................    $ 90,102       $ 82,663
Effect of dilutive securities:
  LYONs ....................................................................           4              5
                                                                                --------       --------
Net income available to common stockholders after assumed
  conversions (numerator for diluted earnings per share) ...................    $ 90,106       $ 82,668
                                                                                ========       ========


Weighted-average shares (denominator for basic earnings per share) .........      71,368         71,229
Effect of dilutive securities using the treasury stock method for restricted stock and stock options:
    Restricted stock .......................................................       1,272          2,244
    Employee benefit plans .................................................       1,008              -
    Stock options ..........................................................         106             41
    LYONs ..................................................................          35            128
                                                                                --------       --------
Dilutive potential common shares ...........................................       2,421          2,413
                                                                                --------       --------

Adjusted weighted-average shares and assumed conversions
  (denominator for diluted earnings per share) .............................      73,789         73,642
                                                                                ========       ========

Basic earnings per share ...................................................    $   1.26       $   1.16
                                                                                ========       ========

Diluted earnings per share .................................................    $   1.22       $   1.12
                                                                                ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This report may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and the currently reported results are based upon the current expectations and beliefs of Fremont General Corporation ("Fremont") and its subsidiaries (combined "the Company") concerning future developments and their potential effects upon the Company. These statements and the Company's results reported herein are not guarantees of future performance or results and there can be no assurance that actual developments and economic performance will be as anticipated by the Company. Actual developments and/or results may differ significantly and adversely from the Company's expected or currently reported results as a result of significant risks, uncertainties and factors, often beyond the Company's control (as well as the various assumptions utilized in determining the Company's expectations), and which include, but are not limited to, the following:

o the variability of general and specific economic conditions and trends, and changes in, and the level of, interest rates;

o the impact of competition and pricing environments on loan and deposit products and the resulting effect upon the Company's net interest margin and net gain on sale;

o changes in the Company's ability to originate loans, and any changes in the cost and volume of loans originated as a result thereof, and the effectiveness of the Company's interest risk management, including hedging, of its funded and unfunded loans;

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

o the ability to effectively manage the Company's growth in assets and volume, including its lending concentrations, and to maintain acceptable levels of credit quality;

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

o the ability to maintain effective compliance with laws and regulations and control expenses, particularly in periods of significant growth for the Company;

o the impact and cost of adverse state and federal legislation and regulations, litigation, court decisions and changes in the judicial climate;

o the impact of changes in federal and state tax laws and interpretations, including tax rate changes, and the effect of any adverse outcomes from the resolution of issues with taxing authorities;

o the ability to maintain an effective system of internal and financial disclosure controls, and to identify and remediate any control deficiencies, under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

o other events, risks and uncertainties discussed elsewhere in this Form 10-Q, the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and from time to time in Fremont's other reports, press releases and filings with the Securities and Exchange Commission.

     The Company undertakes no obligation to publicly update such forward-looking statements.


OVERVIEW

     Fremont General Corporation ("Fremont General" or when combined with its subsidiaries "the Company") is a holding company which is engaged in lending operations through its indirectly wholly-owned subsidiary, Fremont Investment & Loan ("FIL"). FIL is a California state-chartered industrial bank. Fremont General is not a "bank holding company" as defined for regulatory purposes.

     FIL has two primary lending operations, commercial and residential real estate, both of which are done on a nationwide basis. FIL's commercial real estate lending operation includes nine regional offices and, as of March 31, 2005 had loans outstanding in 37 states. The residential real estate lending platform originated loans from 46 states through its five regional loan production centers during the first quarter of 2005. FIL funds its operations primarily through deposit accounts sourced in California that are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation ("FDIC"), and to a lesser extent, advances from the Federal Home Loan Bank of San Francisco ("FHLB"). As such, FIL is regulated by the FDIC and the Department of Financial Institutions of the State of California ("DFI").

     FIL's residential real estate lending operation originates first, and to a lesser degree, second mortgage loans on a wholesale basis through a network of independent mortgage brokers. FIL offers mortgage products that are designed for borrowers who do not generally satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders, such as Fannie Mae and Freddie Mac and are commonly referred to as "non-prime" or "sub-prime". These borrowers generally have considerable equity in the properties securing their loans, but have impaired or limited credit profiles or higher debt-to-income ratios than conventional mortgage lenders allow. The borrowers also include individuals who, due to self-employment or other circumstances, have difficulty documenting their income through conventional means. FIL seeks to mitigate its exposure to credit risk through underwriting standards that strive to ensure appropriate loan to collateral valuations. All of the residential real estate loans that FIL originates are currently either sold in whole loan sales to various financial institutions, or to a lesser extent, securitized and sold to various investors. The Company has retained some of these loans as held for investment in prior periods and may do so again in the future.

     FIL's commercial real estate lending operation provides first mortgage financing on various types of income producing properties. The commercial real estate loans that FIL originates are all held for investment, with some loans participated out to reduce credit limit exposures. Loans are originated through broker and borrower relationships and the borrowers are typically mid-size developers and owners seeking a loan structure that provides limited recourse and is short-term, providing bridge or construction financing for comprehensive construction, renovation, repositioning and lease-up of existing or new properties. To manage the credit risk involved in this lending, FIL is focused on the value and quality of the collateral and the quality and experience of the parties with whom it does business. The size of loan commitments originated generally range from $10 million to $60 million, with some loans for larger amounts.

     The Company's two operating lines of business are designed to be somewhat counter-cyclical and to provide balance in varying economic cycles; however, both of the Company's operating businesses are influenced by the overall condition of the economy, in particular the interest rate environment and, as a result, experience cyclicality in volume, loan losses and earnings. The Company strives to manage its operations so as to optimize operational efficiency and to maintain risks within acceptable parameters. The Company's lending operations generate income as follows:

o All of the residential real estate loans originated are currently sold for varying levels of gain through whole loan sales to other financial institutions, and to a lesser degree, to various investors through securitization transactions. A held for sale valuation reserve, a loan repurchase reserve and a premium recapture reserve are maintained through provisions (expense) that are recognized in the consolidated statements of income. Net interest income is recognized on the loans originated during the period that the Company holds them for sale. Servicing income is realized on the loans sold into the Company's securitizations and on an interim basis for loans sold to other financial institutions.

o Commercial real estate loans, which are held for investment, generate net interest income on the difference between the rates charged on the loans and the cost of borrowed funds. An allowance for loan losses is maintained through provisions (expense) that are recognized in the consolidated statements of income.

     The principal market risks the Company faces are interest rate risk, which is the risk that the valuation of the Company's interest sensitive loans and liabilities and its net interest income will change due to changes in interest rates, and liquidity risk, which is the ability of the Company to access the necessary funding and capital resources, in a cost-effective manner, to fund its loan originations or to sell its loans held for sale. The Company endeavors to mitigate interest rate risk by attempting to match the rate reset (or repricing) characteristics of its assets with its liabilities. The Company also utilizes forward loan sale commitments to provide liquidity and to hedge its loans held for sale. The objective of the Company's interest rate and liquidity risk management activities is to reduce the risk of operational disruption and to reduce the volatility in income caused by changes in interest rates; however, the mortgage banking industry is inherently subject to income volatility due to the effect of interest rate variations on loan production volume, premiums realized on loan sales and securitizations, as well as loan pre-payment patterns, which in turn affects the valuation of the Company's residual interests and mortgage servicing rights, as well as the amount of loan servicing income realized.

     This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto presented under Item 1, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company has identified four accounting policies as being critical because they require more significant judgment and estimates about matters that may differ from the estimates determined under different assumptions or conditions. These critical accounting policies relate to the gain on whole loan sales and securitizations, allowance for loan losses, derivatives and income taxes. The critical accounting policies and estimates are further discussed in Management's Discussion and Analysis in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.


EARNINGS PERFORMANCE

     The Company reported net income of $90.1 million for the first quarter of 2005. This is compared to net income of $82.7 million for the first quarter of 2004. The Company reported income before income taxes of $151.2 million for the first quarter of 2005 as compared to $141.7 million for the first quarter of 2004. The increase in income before income taxes for the first quarter of 2005 represents an increase of 7% over the results for the first quarter of 2004. This is primarily a result of increased levels of net interest income and residential real estate loan servicing income, a lower provision for loan losses, and a reduction in non-interest expense, partially offset by a reduction in the gain on the sale of residential real estate loans.


NET INTEREST INCOME

     The Company recorded net interest income for the first quarter of 2005 of $118.8 million as compared to $117.6 million for the first quarter of 2004. The increase in net interest income is primarily a result of an increase in the average interest-earning assets, primarily residential real estate loans. Total average interest-earning assets increased 10% to $10.4 billion during the first quarter of 2005, as compared to $9.5 billion during the first quarter of 2004. The net interest income margin as a percentage of average interest-earning assets decreased to an annualized 4.64% for the first quarter of 2005 from 4.99% for the first quarter of 2004. Net interest income is impacted by the volume, mix and rate of interest-earning assets and interest-bearing liabilities. The decrease in the Company's quarterly net interest margin is due primarily to higher funding costs relative to the yields realized on loans outstanding during the first quarter of 2005.

     The following table identifies the consolidated interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins, as well as an analysis of changes in net interest income due to volume and rate changes, for the first quarters of 2005 and 2004:




                                                                       THREE MONTHS ENDED MARCH 31,
                                                  ---------------------------------------------------------------------------
                                                                 2005                                     2004
                                                  -----------------------------------       ---------------------------------
                                                     AVERAGE                   YIELD/         AVERAGE                 YIELD/
                                                     BALANCE        INTEREST    COST          BALANCE       INTEREST    COST
                                                  -------------    ---------   ------       -----------    ---------   ------
                                                                  (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (1):
  Commercial real estate loans ................... $  3,621,587    $  66,392     7.43%      $ 4,009,753    $  76,304    7.65%
  Residential real estate loans (2) ..............    6,227,301      111,109     7.24%        5,076,294       88,199    6.99%
  Syndicated commercial loans ....................            -            -        -             5,949            -       -
  Residual interests in securitized loans ........       15,257        1,338    35.57%            7,831          646   33.18%
  Cash equivalents and investment securities .....      517,109        3,085     2.42%          364,302        1,558    1.72%
                                                   ------------    ---------    -----       -----------    ---------  -------
    Total interest-earning assets ................ $ 10,381,254    $ 181,924     7.11%      $ 9,464,129    $ 166,707    7.08%
                                                   ============    =========    =====       ===========    =========  =======


Interest-bearing liabilities:
  Time deposits .................................. $  5,896,354    $  39,567     2.72%      $ 5,191,475    $  26,751    2.07%
  Savings deposits ...............................    1,750,069        9,789     2.27%        1,738,433        8,283    1.92%
  FHLB advances ..................................    1,346,347        7,506     2.26%        1,516,769        7,417    1.97%
  Warehouse lines of credit ......................            -          219        -                 -          125       -
  Senior notes due 2004 ..........................            -            -        -            18,941          372    7.86%
  Senior notes due 2009 ..........................      181,450        3,650     8.05%          190,700        3,836    8.05%
  LYONs ..........................................          574            7     4.95%              657            8    4.90%
  Junior subordinated debentures .................      103,093        2,320     9.00%          103,093        2,320    9.00%
  Other ..........................................       23,982          114     1.93%            6,348           32    2.03%
                                                   ------------    ---------    -----       -----------    ---------  -------
    Total interest-bearing liabilities ........... $  9,301,869    $  63,172     2.75%      $ 8,766,416    $  49,144    2.25%
                                                   ============    =========    =====       ===========    =========  =======

Net interest income ..............................                 $ 118,752                               $ 117,563
                                                                   =========                               =========


Percent of average interest-earning assets:
   Interest income ...............................                               7.11%                                  7.08%
   Interest expense ..............................                               2.47%                                  2.09%
                                                                                -----                                 ------
   Net interest margin ...........................                               4.64%                                  4.99%
                                                                                =====                                 ======


(1)  Average loan balances include non-accrual loan balances.
(2)  Includes loans held for sale and other.



                                                                            THREE MONTHS ENDED MARCH 31,
                                                                               2005 COMPARED TO 2004
                                                                       --------------------------------------
                                                                            CHANGE DUE TO
                                                                       -----------------------
                                                                         VOLUME        RATE          TOTAL
                                                                       --------      ---------      ---------
                                                                              (THOUSANDS OF DOLLARS)



 Cash equivalent and investment securities .........................   $    776      $     751      $   1,527
 Loans:
   Commercial real estate ..........................................     (7,116)        (2,796)        (9,912)
   Residential real estate .........................................     20,517          2,404         22,921
   Other ...........................................................        671             10            681
                                                                       --------      ---------      ---------
   Total Loans .....................................................     14,072           (382)        13,690
                                                                       --------      ---------      ---------
 Total increase in interest income .................................     14,848            369         15,217
                                                                       --------      ---------      ---------
 Time deposits .....................................................     (4,730)        (8,086)       (12,816)
 Savings deposits ..................................................        (65)        (1,441)        (1,506)
 FHLB advances .....................................................        950         (1,039)           (89)
 Warehouse lines of credit .........................................          -            (94)           (94)
 Senior notes due 2004 and 2009 ....................................        558              -            558
 LYONs .............................................................          1              -              1
 Junior subordinated debentures ....................................          -              -              -
 Other .............................................................        (84)             2            (82)
                                                                       --------      ---------      ---------
 Total decrease in interest expense ................................     (3,370)       (10,658)       (14,028)
                                                                       --------      ---------      ---------
 Increase (decrease) in net interest income ........................   $ 11,478      $ (10,289)     $   1,189
                                                                       ========      =========      =========



NON-INTEREST INCOME

WHOLE LOAN SALES AND SECURITIZATIONS OF RESIDENTIAL REAL ESTATE LOANS

     The gain on the sale of residential real estate loans decreased from $122.2 million in the first quarter of 2004 to $108.4 million for the first quarter of 2005 in spite of a significant increase in the volume of loans sold and securitized in the first quarter of 2005 as compared to the first quarter of 2004. The decrease in gain on sale is attributable to the realization of lower gross premiums on loans sold and securitized in the first quarter of 2005, as compared to the first quarter of 2004, as a result of lower interest rate margins reflecting price competition in the non-prime mortgage origination market. The Company realized a net gain on its derivative instruments utilized to hedge the impact of interest rate volatility on its residential real estate lending activities during the first quarter of 2005. This net gain primarily resulted from an increase in the underlying interest rate indices (primarily the two-year swap rate) which conversely had a negative impact upon the gross premiums realized during the same period. A total of $7.06 billion in loans were sold (including loans sold via securitization) during the first quarter of 2005, as compared to loan sales and securitizations of $4.63 billion during the first quarter of 2004. The average gross premium on loans sold and securitized during the first quarter of 2005 was 2.86% as compared to an average of 4.30% for the first quarter of 2004. Such premiums and the gain or loss on derivative instruments have exhibited, and are expected to continue to exhibit, variability (often significant) based on various economic and interest rate environments. The gain percentage (the net gain after direct costs, net gains or losses on derivative instruments, and adjustments to the carrying value of loans held for sale, divided by net loans sold) on these sales decreased from 2.62% in the first quarter of 2004 to 1.55% in the first quarter of 2005.

     The following tables provide the amounts of loans sold during the respective periods and additional detail on the gain on sale:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ---------------------------
                                                                                   2005            2004
                                                                                -----------     -----------
                                                                                   (THOUSANDS OF DOLLARS,
                                                                                      EXCEPT PERCENTS)

Loan sales (net of repurchases):
  Whole loan ................................................................   $ 5,849,309     $ 3,795,315
  Securitization ............................................................     1,209,849         832,633
                                                                                -----------     -----------
                                                                                $ 7,059,158     $ 4,627,948
                                                                                ===========     ===========

Gross premium recognized on loan sales and securitizations ..................   $   201,696     $   199,228
Premium recapture and reversal ..............................................        (7,556)         (8,693)
                                                                                -----------     -----------
Net premium recognized on loan sales and securitizations ....................       194,140         190,535
Less: Direct costs of loan originations - External ..........................       (34,640)        (23,255)
      Direct costs of loan originations - Internal ..........................       (61,372)        (40,606)
      Direct cost adjustments ...............................................          (181)         (1,211)
                                                                                -----------     -----------
      Total direct costs of loan originations ...............................       (96,193)        (65,072)
Adjustments to carrying value of loans held for sale ........................        (6,775)         (5,218)
Fair value hedge accounting adjustments .....................................        (4,510)              -
Net gain on derivative instruments ..........................................        21,698            1,951
                                                                                -----------     ------------
     Net gain on sale .......................................................   $   108,360     $    122,196
                                                                                ===========     ============

Gross premium recognized on loan sales and securitizations ..................          2.86 %           4.30 %
Premium recapture and reversal ..............................................         (0.11)%          (0.19)%
                                                                                -----------     ------------
Net premium recognized on loan sales and securitizations ....................          2.75 %           4.11 %
Less: Direct costs of loan originations - External ..........................         (0.49)%          (0.50)%
      Direct costs of loan originations - Internal ..........................         (0.87)%          (0.88)%
      Direct cost adjustments ...............................................          0.00 %          (0.03)%
                                                                                -----------     ------------
      Total direct costs of loan originations ...............................         (1.36)%          (1.41)%
Adjustments to carrying value of loans held for sale ........................         (0.09)%          (0.12)%
Fair value hedge accounting adjustments .....................................         (0.06)%           0.00 %
Net gain on derivative instruments ..........................................          0.31 %           0.04 %
                                                                                -----------     ------------
   Net gain on sale .........................................................          1.55 %           2.62 %
                                                                                ===========     ============


o Percentages are of total loan sales and securitizations, net of repurchases, during the period indicated.
o Direct costs are costs directly incurred with the origination of the loans, net of loan fees received from borrowers, and which are deferred and recognized when the loans are sold.
o Premium recapture and reversal is the reversal or recapture of premium on loans sold which either prepay early per the terms of each sales contract or for certain loans repurchased from prior sales; includes some interest adjustment on loans repurchased.
o The amount of gain on sale is significantly impacted by the timing of loan sales and securitizations. A number of factors influence the timing of loan sales and securitizations, including the current market pricing of the loans, liquidity requirements and other objectives. The sale or securitization of loans have, from time to time, been delayed to a later period, and may be so delayed in future periods.

LOAN SERVICING AND OTHER NON-INTEREST INCOME

     The components of the Company's other non-interest income for the first three months of 2005 and 2004 are indicated in the following tables:



                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                  2005          2004
                                                                                --------      --------
                                                                                (THOUSANDS OF DOLLARS)

Loan Servicing Income:
  Servicing fee income:
    Securitization transactions .............................................   $  4,380      $  1,768
      Interim ...............................................................      6,507         3,797
      Other .................................................................        831             -
                                                                                --------      --------
                                                                                  11,718         5,565
    Ancillary income ........................................................      1,970         1,103
    Other ...................................................................        299          (129)
                                                                                --------      --------
                                                                                $ 13,987      $  6,539
                                                                                ========      ========

  MSR Amortization and Impairment:
    MSR amortization ........................................................   $ (4,485)     $ (1,370)
    MSR impairment provision ................................................       (419)            -
                                                                                --------      --------
                                                                                $ (4,904)     $ (1,370)
                                                                                ========      ========

Other Non-Interest Income:
  Prepayment fees:
    Commercial real estate ..................................................   $    961      $    565
    Residential real estate .................................................        562         1,568
  Commercial real estate transaction fees ...................................      2,063           724
  All other .................................................................         95         3,777
                                                                                --------      --------
                                                                                $  3,681      $  6,634
                                                                                ========       ========


     The Company's loan servicing income (which is all related to residential real estate), before mortgage servicing rights amortization and impairment provision, increased from $6.5 million in the first quarter of 2004 to $14.0 million for the first quarter of 2005. This increase was due to an increase in residential real estate loan origination volume, which resulted in an increase in loan securitization activity and higher levels of interim servicing during the first quarter of 2005 as compared to the first quarter of 2004. The additional loan securitization activity also created a higher level of MSRs, which resulted in an increase in the amortization (expense) of the MSRs in 2005 versus 2004.

     The Company was servicing approximately $18.7 billion in principal balance of loans as of March 31, 2005. The Company intends to continue to service the loans held for sale and those loans it securitizes; however, it currently does not contemplate servicing a significant amount of loans sold to other parties for more than on an interim basis. The following is a breakdown of the principal balance of the loans being serviced by categorization as of the periods indicated:


                                                                                 MARCH 31,     DECEMBER 31,
                                                                                   2005           2004
                                                                                ----------     ------------
                                                                                   (MILLIONS OF DOLLARS)

Loans in securitizations ....................................................   $    4,017      $      3,172
Loans held for sale .........................................................        6,062             5,420
Loans sold and serviced on an interim basis .................................        8,654             6,364
                                                                                ----------      ------------
                                                                                $   18,733      $     14,956
                                                                                ==========      ============


PROVISION FOR LOSSES

     The provision for loan losses decreased to a $1.0 million expense for the first three months of 2005 as compared to a $16.4 million expense for the first three months of 2004, primarily as a result of a significant decrease in the net charge-offs experienced for the commercial real estate loans held for investment during the first quarter of 2005. In addition, the Company has continued to reduce its exposure to commercial real estate loans secured by hotel and lodging properties which have been the majority of the non-accrual loans and net charge-offs in prior periods. The provision for loan losses represents the current period expense associated with maintaining an appropriate allowance for loan losses. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition and concentrations of the loan portfolio, the number and balances of non-accrual loans, delinquencies, the level of restructured loans, assessment by management of the inherent risk in the portfolio, the value of the underlying collateral and the general economic conditions in the commercial real estate markets in which the Company lends. Periodic fluctuations in the provision for loan losses and the allowance for loan losses result from management's on-going assessment of their adequacy.


NON-INTEREST EXPENSE

     Non-interest expense decreased during the first quarter of 2005, as compared to the first quarter of 2004. Compensation expense for the first quarter of 2005 represented most of the change as it decreased to $59.3 million from $67.2 million in the first quarter of 2004. The decrease is due primarily to an increase in the capitalization level of direct loan origination costs and, to a lesser degree, lower levels of accrued incentive compensation and a decrease in the value of the assets held in certain of the Company's employee benefit plans, partially offset by increased compensation expense related to the higher residential real estate loan origination volume and an increase in the loan servicing portfolio. Compensation and non-compensation related operating expenses are detailed in the following tables:


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                -----------------------
                                                                                  2005          2004
                                                                                ---------     ---------
                                                                                (THOUSANDS OF DOLLARS)


Compensation and related ....................................................   $  59,280     $  67,184
Occupancy ...................................................................       6,935         3,526
Other .......................................................................      20,229        22,760
                                                                                ---------     ---------
Total non-interest expense ..................................................   $  86,444     $  93,470
                                                                                =========     =========

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                -----------------------
                                                                                  2005          2004
                                                                                ---------     ---------
                                                                                (THOUSANDS OF DOLLARS)

Total compensation and related .............................................    $ 124,550     $ 109,710
Deferral of loan origination costs (1) .....................................      (65,270)      (42,526)
                                                                                ---------     ---------
Compensation and related  ..................................................    $  59,280     $  67,184
                                                                                =========     =========



(1) Incremental direct costs associated with the origination of loans are deferred when incurred. For residential real estate loans, when the related loan is sold, the deferred costs are included as a component of net gain on sale.


     Other non-interest expense for the three months ended March 31, 2005 and 2004 is summarized below:


                                                                                       MARCH 31,
                                                                                -----------------------
                                                                                  2005           2004
                                                                                --------       --------
                                                                                 (THOUSANDS OF DOLLARS)

Legal, professional and other outside services ..............................   $  5,448       $  5,063
Information technology ......................................................      3,321          2,539
Printing, supplies and postage ..............................................      3,605          2,768
Advertising and promotion ...................................................      2,702          1,833
Auto and travel .............................................................      2,130          1,864
Leasing and loan expense ....................................................      1,953          2,580
Net real estate owned expenses ..............................................     (4,830)         2,404
Telephone ...................................................................        861            782
All other ...................................................................      5,039          2,927
                                                                                --------       --------
Total other expenses ........................................................   $ 20,229       $ 22,760
                                                                                ========       ========


INCOME TAXES

     Income tax expense of $61.1 million and $59.0 million for the quarters ended March 31, 2005 and 2004, represent effective tax rates of 40.4% and 41.7%, respectively, on income before income taxes of $151.2 million and $141.7 million for the same respective periods. The effective tax rates for all periods presented are different than the Federal enacted tax rate of 35%, due mainly to various apportioned state income tax provisions resulting from the Company's nationwide lending operations.

REVIEW OF FINANCIAL CONDITION

LOANS HELD FOR SALE

     The Company's residential real estate loans held for sale have increased from $3.75 billion at March 31, 2004 to $6.09 billion at March 31, 2005; this increase is reflective of a significant increase in loan production volume. During the first quarter of 2005, residential real estate loan originations totaled $7.76 billion as compared to $5.09 billion for the first quarter of 2004. The following table details the loans held for sale as of the dates indicated:

                                                                                  MARCH 31,      DECEMBER 31,
                                                                                    2005            2004
                                                                                -----------      -----------
                                                                                   (THOUSANDS OF DOLLARS)

Loan principal balance:
  1st  trust deeds .........................................................    $ 5,596,117      $ 5,036,724
  2nd trust deeds ..........................................................        465,581          383,039
                                                                                -----------      -----------
                                                                                  6,061,698        5,419,763
Basis adjustment for fair value hedge accounting ...........................         (5,837)          (1,327)
Net deferred direct origination costs ......................................         79,898           74,514
Less:  Valuation reserve ...................................................        (44,008)         (38,258)
                                                                                -----------      -----------
Loans held for sale - net ..................................................    $ 6,091,751      $ 5,454,692
                                                                                ===========      ===========


     The following table profiles the loan origination volume for the periods indicated:



                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                ----------------------------
                                                                                    2005            2004
                                                                                -----------       ----------
                                                                                   (THOUSANDS OF DOLLARS,
                                                                                       EXCEPT PERCENTS)

Loan origination volume by lien position:
  Firsts ....................................................................   $ 7,160,431      $ 4,885,972
  Seconds ...................................................................       601,241          207,129
                                                                                -----------      -----------
                                                                                $ 7,761,672      $ 5,093,101
                                                                                ===========      ===========
For First Mortgages origination volume only:
  Average loan size .........................................................   $   234,016      $   207,279
  Weighted-average coupon ...................................................          7.05%            6.89%
  Average bureau credit score (FICO) ........................................           621              621
  Average loan-to-value (LTV) ...............................................          81.0%            81.9%

  Product Mix:
  ARM - 2/28 ................................................................          86.4%            71.0%
  ARM - 3/27 ................................................................           3.0%             3.8%
  ARM - 5/25 ................................................................           0.9%             0.0%
  Fixed .....................................................................           9.7%            25.2%
                                                                                -----------      -----------
                                                                                      100.0%           100.0%
                                                                                ===========      ===========

  Loan purpose:
  Purchase ..................................................................          45.3%            37.9%
  Refinance .................................................................          54.7%            62.1%
                                                                                -----------      -----------
                                                                                      100.0%           100.0%
                                                                                ===========      ===========


First & Second Mortgages - Origination by geographic dispersion:
  California ................................................................          30.2%            38.0%
  New York ..................................................................          11.0%            12.4%
  Florida ...................................................................           9.7%             8.0%
  New Jersey ................................................................           6.9%             3.6%
  Maryland ..................................................................           4.9%             3.6%
  All other states ..........................................................          37.3%            34.4%
                                                                                -----------      -----------
                                                                                      100.0%           100.0%
                                                                                ===========      ===========


LOANS HELD FOR INVESTMENT

     The Company's net loans held for investment before the allowance for loan losses, was approximately $3.82 billion at March 31 2005, as compared to $3.48 billion at December 31, 2004. The following table shows the total commercial real estate new loan commitment volume for the periods indicated.



                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                ----------------------------
                                                                                    2005             2004
                                                                                ------------      ----------
                                                                                   (THOUSANDS OF DOLLARS)

Senior loans ...............................................................    $ 1,080,649      $   385,583
Mezzanine loans ............................................................              -           11,350
                                                                                -----------      -----------
                                                                                $ 1,080,649      $   396,933
                                                                                ===========      ===========


Average senior loan size originated ........................................    $    30,876      $    22,681
                                                                                ===========      ===========


     The following table shows detail for the Company's loans held for investment outstanding as of the dates indicated:



                                                                 MARCH 31, 2005                  DECEMBER 31, 2004
                                                           --------------------------        -------------------------
                                                             AMOUNT         % OF TOTAL          AMOUNT      % OF TOTAL
                                                           ------------     ----------       -----------    ----------
                                                                     (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Commercial real estate loans:
  Bridge ................................................   $ 1,727,554             45 %     $ 1,512,532           43 %
  Construction ..........................................     1,162,263             30 %       1,020,370           29 %
  Permanent .............................................       802,040             21 %         805,760           23 %
  Single tenant credit ..................................       159,720              4 %         177,193            5 %
                                                           ------------     ----------       -----------    ---------
                                                              3,851,577            100 %       3,515,855          100 %
Other ...................................................         4,579              -             4,526            -
                                                           ------------     ----------       -----------    ---------
                                                              3,856,156            100 %       3,520,381          100 %
Net deferred loan fees and origination costs ............       (36,778)            (1)%         (35,767)          (1)%
                                                           ------------     ----------       -----------    ---------
                                                              3,819,378             99 %       3,484,614           99 %
Allowance for loan losses ...............................      (171,941)            (5)%        (171,525)          (5)%
                                                           -------------    ----------       -----------    ---------
Loans held for investment - net .........................  $   3,647,437            94 %     $ 3,313,089           94 %
                                                           =============    ==========       ===========    =========


     As of March 31, 2005, approximately 35.4% and 14.4% of the Company's commercial real estate loans outstanding were secured by properties located within California and New York, respectively; no other state except Florida (10.6%) represented greater than 10% of the loan portfolio. The real estate securing these loans includes a wide variety of property types including multi-family, office, retail, industrial, land development, lodging and mixed-use properties. The loans in the portfolio were distributed by property type as follows as of the dates indicated:


                                                                                MARCH 31,     DECEMBER 31,
                                                                                  2005           2004
                                                                                --------      -----------

Multi-family - Condominiums .................................................         28%              25%
Office ......................................................................         17%              18%
Land Development ............................................................         13%              12%
Commercial Mixed-Use ........................................................          9%              12%
Industrial ..................................................................          9%              11%
Multi-family - Other ........................................................          8%               5%
Retail ......................................................................          7%               7%
Special Purpose .............................................................          5%               5%
Hotels & Lodging ............................................................          4%               5%
                                                                                ---------     -----------
                                                                                     100%             100%
                                                                                ========      ===========

     The following table stratifies the commercial real estate loans held for investment by loan amounts outstanding as of March 31, 2005 (in thousands of dollars, except percents and number of loans):



                                         NUMBER          TOTAL LOANS
         LOAN SIZE RANGE                OF LOANS         OUTSTANDING        %
----------------------------------     ---------         -----------     ------

  $ 0         - $ 1 million ......             96        $    16,513          1%
> $ 1 million - $ 5 million ......            121            335,227          9%
> $ 5 million - $10 million ......             90            663,184         17%
> $10 million - $15 million ......             41            498,852         13%
> $15 million - $20 million ......             23            395,499         10%
> $20 million - $30 million ......             24            606,302         16%
> $30 million - $40 million ......             14            479,386         12%
> $40 million - $50 million ......              7            316,711          8%
> $50 million ....................              8            539,903         14%
                                       ----------        -----------     ------
                                              424        $ 3,851,577        100%
                                       ==========        ===========     ======

     As of March 31, 2005, the average loan size was $9.1 million (or $11.7 million when loans under $1 million are excluded) and the average loan-to-value ratio was approximately 73%, using the most current available appraised values and current loan balances outstanding.

     The Company's largest single individual commercial real estate loan outstanding at March 31, 2005 was $105.0 million with a total loan commitment of $105.0 million; during the second quarter of 2005, $21.0 million of this loan was participated out to another financial institution. The Company's largest net commitment for a single loan at March 31, 2005 was $105.0 million; this represents the maximum potential loan amount to the borrower. As of March 31, 2005, the largest concentration of loans (separate loans on different properties) which have a common investor or equity sponsor totaled $97.6 million in loan principal outstanding and $205.4 million in total loan commitment and is comprised of three separate loans, all of which were performing as of March 31, 2005.

     The following tables provide additional information related to the Company's commercial real estate non-accrual loans and foreclosed assets ("non-performing assets") and restructured loans on accrual status, as well as reflect the related net loss experience and allowance for loan loss reconciliation applicable to the loans held for investment as of and for the respective periods ended as shown below:



                                                                                MARCH 31,     DECEMBER 31,
                                                                                  2005           2004
                                                                                --------      ----------
                                                                                 (THOUSANDS OF DOLLARS,
                                                                                    EXCEPT PERCENTS)

Non-accrual commercial real estate loans
   held for investment ("HFI") ..............................................   $ 77,633      $  82,289

Commercial real estate REO ..................................................     18,577         21,344
                                                                                --------      ---------
Total non-performing assets .................................................   $ 96,210      $ 103,633
                                                                                ========      =========

Accruing commercial real estate loans past due
  90 days or more ...........................................................   $      -      $       -
                                                                                ========      =========

Restructured commercial real estate loans
  on accrual status: ........................................................   $  8,112      $   9,302
                                                                                ========      =========


Non-accrual loans to total loans HFI ........................................       2.03%          2.36%
Allowance for loan losses to total loans HFI ................................       4.50%          4.92%
Allowance for loan losses to non-accrual loans ..............................      221.5%         208.4%




                                                                          THREE MONTHS ENDED MARCH 31, 2005
                                                               -------------------------------------------------------
                                                                COMMERCIAL      RESIDENTIAL
                                                               REAL ESTATE      REAL ESTATE      OTHER         TOTAL
                                                               -----------      -----------     -------      ---------
                                                                      (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Beginning allowance for loan losses ........................   $   171,471      $         -      $    54     $ 171,525
Provision for loan losses ..................................         1,041               (1)          (4)        1,036
Charge-offs ................................................        (3,983)               -            -        (3,983)
Recoveries .................................................         3,362                1            -         3,363
                                                               -----------      ------------     -------     ---------
     Net charge-offs .......................................         (621)                1            -          (620)
                                                               ----------       -----------      -------     ---------
Ending allowance for loan losses ...........................   $   171,891      $         -      $    50     $ 171,941
                                                               ===========      ===========      =======     =========

Net loan charge-offs to average total loans
     held for investment ...................................          0.07%           0.00%        0.00%          0.07%
                                                               ===========      ===========      =======     ==========

                                                                          THREE MONTHS ENDED MARCH 31, 2004
                                                               -------------------------------------------------------
                                                                COMMERCIAL      RESIDENTIAL
                                                               REAL ESTATE      REAL ESTATE      OTHER         TOTAL
                                                               -----------       ----------      ------      ---------
                                                                      (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Beginning allowance for loan losses ........................   $   194,957      $     15,643     $ 2,991     $ 213,591
Provision for loan losses ..................................        10,659             6,641        (901)       16,399
Charge-offs ................................................        (9,211)             (185)          -        (9,396)
Recoveries .................................................            99                87          36           222
                                                               -----------      ------------     -------     ---------
     Net charge-offs .......................................        (9,112)              (98)         36        (9,174)
                                                               -----------      ------------     -------     ---------
Ending allowance for loan losses ...........................   $   196,504      $     22,186     $ 2,126     $ 220,816
                                                               ===========      ============     =======     =========


Net loan charge-offs to average total loans
     held for investment ...................................         0.91%              0.05%     (2.43)%        0.76%
                                                               ==========       ============     =======      =======


     There were 14 commercial real estate non-accrual loans held for investment (the largest having a balance of $15.4 million) totaling $77.6 million, or 2.1% of the total loans held for investment, as of March 31, 2005. At December 31, 2004 there were 13 commercial real estate loans totaling $82.3 million on non-accrual status, which represented 2.5% of the total loans held for investment as of that date. Loans secured by hotel and lodging properties represented 58% and 55% of the total commercial real estate loans on non-accrual status as of March 31, 2005 and December 31, 2004, respectively.

     REO related to commercial real estate loans was $18.6 million at March 31, 2005, consisting of six properties (the largest having a balance of $7.2 million), which were acquired through or in lieu of foreclosure on loans secured by real estate. At December 31, 2004 there were 8 commercial real estate properties owned, totaling $21.3 million.

     The level of non-performing assets fluctuates and specific loans can have a material impact upon the total. Consideration must be given that, due to the secured nature of the Company's loans and the presence of larger-balance loans, the classification, and the timing thereof, of an individual loan as non-accrual or REO can have a significant impact upon the level of total non-performing assets, without necessarily a commensurate increase in loss exposure.

     The allowance for loan losses, as a percentage of total loans held for investment decreased to 4.50% as of March 31, 2005, as compared to 4.92% as of December 31, 2004. Total net charge-offs in the first quarter of 2005 totaled $620,000, as compared to $9.2 million for the first quarter of 2004. In both periods, substantially all of the charge-offs related to commercial real estate loans. The net charge-off ratio for commercial real estate loans for the first three months of 2005 was 0.07% as compared to 0.91% for the first three months of 2004. Loans secured by hotel and lodging properties represented 0.0% and 78.8% of the total commercial real estate net charge-offs for the first three months of 2005 and 2004, respectively.


DISCONTINUED INSURANCE OPERATIONS

     The property and casualty insurance operation, which was primarily represented by the underwriting of workers' compensation insurance policies, was classified as discontinued during the fourth quarter of 2001. The intention at that time was to allow the liabilities (primarily loss and loss adjustment expense reserves) related to the discontinued insurance business to run-off and, as a result, the property and casualty insurance operation was accounted for as a discontinued operation using the liquidation basis of accounting. Accordingly, the Company's operating results for 2001 and prior periods were restated to reflect reporting in this manner for all periods presented. In July 2002, Fremont General and its discontinued workers' compensation insurance subsidiary, Fremont Indemnity Company ("Fremont Indemnity") entered into an agreement (the "Agreement") with the California Department of Insurance (the "DOI") that allowed Fremont Indemnity, with the oversight of the DOI, to self-administer the run-off of its operations by paying claims and operating expenses in the ordinary course of business and also preserve the Company's net operating loss carryforwards attributable to Fremont Indemnity. The Agreement also obligated Fremont General to make certain additional cash contributions to Fremont Indemnity. Further, as a result of the restrictions in the Agreement with the DOI, the additional adverse loss development, and other actions taken by the DOI during the fourth quarter of 2002, including placing further restrictions on Fremont Indemnity's ability to direct the activities of the run-off of the discontinued insurance operations, the Company no longer had effective control of these operations and its activities were done at the consent and under the direction of the DOI. Accordingly, the assets and liabilities of the discontinued insurance operations as of December 31, 2002 were removed from the consolidated balance sheets of the Company.

     The State of California Insurance Commissioner (the "Commissioner") sought, and was granted, an order of conservation over Fremont Indemnity by the Superior Court of the State of California for the County of Los Angeles on June 4, 2003. The conservation order incorporates the Agreement and also provides that nothing in the order is intended to modify any of the provisions of the Agreement. The Commissioner further sought, and was granted, an order of liquidation over Fremont Indemnity by the Superior Court of the State of California for the County of Los Angeles on July 2, 2003. Pursuant to the provisions of the Agreement, the granting of an order of conservation and/or liquidation prior to March 1, 2004 extinguishes the obligation of Fremont General to provide any further cash contributions to Fremont Indemnity.


LIQUIDITY AND CAPITAL RESOURCES

     The commercial and residential real estate lending activities are financed primarily through deposit accounts offered by FIL and which are insured by the FDIC. FIL offers certificates of deposit and savings and money market deposit accounts (insured by the FDIC to the legal maximum) through its 19 branches in California. FIL minimizes the costs associated with its accounts by not offering traditional checking, safe deposit boxes, ATM access and other traditional retail services. Deposits totaled $7.76 billion at March 31, 2005 and are summarized as to type as follows (in thousands of dollars):





                                                                                NUMBER OF         TOTAL
                                                                                 ACCOUNTS        DEPOSITS
                                                                                ---------      -----------

Savings and money market deposit accounts ...................................      30,827      $ 1,733,314

Certificates of deposit:
   Retail ...................................................................      97,460        4,397,339
   Brokered .................................................................           -        1,630,495
                                                                                               -----------
                                                                                               $ 7,761,148
                                                                                               ===========


     FIL is also eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"), from which financing is available based upon advance rates on certain pledged collateral and at various rates and terms. At March 31, 2005, FIL had borrowing capacity with the FHLB of $2.41 billion, of which $1.45 billion was borrowed and outstanding. The $2.41 billion in borrowing capacity was based upon a total of $2.70 billion in pledged loan collateral at March 31, 2005. FIL's maximum financing availability, based upon its regulatory assets and subject to the amount of collateral pledged and their related advance rates, was approximately $3.50 billion as of March 31, 2005.

     To add flexibility and capacity to its ability to fund the origination of residential real estate loans, the Company currently maintains three separate warehouse lines of credit. The total funding capacity of these three facilities was $2.0 billion at March 31, 2005. Borrowings, if any, under each of the facilities are secured by loans held for sale as pledged by FIL. There were no amounts outstanding at March 31, 2005. The three facilities are summarized as follows:

o $1 billion master repurchase facility ($500 million committed) with Goldman Sachs Mortgage Company expiring in February 2006, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.45%.

o $500 million master loan and security facility ($250 million committed) with Greenwich Capital

     Financial Products expiring in September 2005, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.50%.

o $500 million master repurchase facility ($250 million committed) with Credit Suisse First Boston Mortgage Capital expiring in January 2006 , secured by certain residential real estate loans held for sale, interest at overnight LIBOR plus a margin of 0.50%.

     Each of the facilities is subject to certain conditions, including but not limited to financial and other covenants. At March 31, 2005, FIL was in compliance with all financial and other covenants under these facilities.

     In addition, FIL has a line of credit with the Federal Reserve Bank of San Francisco ("FRB") with a borrowing capacity of $293.3 million at March 31, 2005. There were no amounts outstanding under the line of credit with the FRB at March 31, 2005.

     The Company's residential loan disposition strategy is to primarily utilize whole loan sales and, to a lesser extent, securitizations. The Company attempts to build multiple whole loan sale relationships to achieve diversity and enhance market liquidity. During the first three months of 2005, the Company had transacted whole loan sales with 10 different financial institutions, the largest institution representing 28.1% of the total whole loan sales volume during this period.

     As a holding company, Fremont General currently pays its operating expenses, interest expense, taxes, obligations under its various employee benefit plans, and stockholders' dividends, and meets its other obligations primarily from its cash on hand and intercompany tax payments and benefit plan reimbursements from FIL. During 2002 and 2003, Fremont General had significant net operating loss carryforwards which were used to offset taxable income generated by FIL. As a result, intercompany payments of federal income tax obligations from FIL, which were otherwise payable to taxing authorities, were available for use by Fremont General for general working capital purposes. The last of the net operating loss carryforwards were fully utilized during 2003 and only current operating losses at Fremont General will offset taxable income generated by FIL; as a result, during 2004 and 2005, Fremont General paid most of the federal income taxes it received from FIL to the federal taxing authorities. Dividends of $5.3 million and $3.7 million were paid on Fremont General's common stock in the quarters ending March 31, 2005 and 2004, respectively; however, no assurance can be given that future common stock dividends will be declared.

     There exist certain California Franchise Tax matters pending resolution, of which Fremont General is not yet able to make a determination of their ultimate liability, but does not believe that the actual outcomes of these matters will adversely impact its liquidity. It is expected that the final resolution of these matters may take several years.

     Fremont General has cash and cash equivalents of $89.4 million at March 31, 2005 and no debt maturities until March of 2009.


OFF-BALANCE SHEET ACTIVITIES

     In the first quarter of 2005, the Company continued to securitize a certain amount of its residential real estate loans. Securitization is a process of transforming the loans into securities, which are sold to investors. The loans are sold to a qualifying special-purpose entity (a "QSPE") which is legally isolated from the Company. The QSPE, in turn, issues interest-bearing securities, commonly known as asset-backed securities, that are secured by the future cash flows to be derived from the sold loans. The QSPE uses the proceeds from the issuance of the securities to pay the purchase price of the sold loans. The Company does not utilize unconsolidated special-purpose entities as a mechanism to remove non-performing assets from the consolidated balance sheets.

     Securitization is used by the Company to provide an additional source of liquidity. The QSPEs are not consolidated into the Company's financial statements since they meet the criteria established by SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." In general, those criteria require the QSPE to be isolated and distinct from the transferor (the Company), be limited to permitted activities, and have defined limits on the assets it can hold and the permitted sales, exchanges or distributions of its assets.

     During the first quarter of 2005, the Company securitized $1.21 billion in residential real estate loans. The investors and the QSPEs do not have any recourse to the Company if the cash flows generated by the sold loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, the Company removes from its balance sheet the carrying value of the loans sold and adds to its balance sheet the estimated fair value of the assets obtained in consideration for the loans which generally include the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     The Company is subject to market risk resulting primarily from the impact of fluctuations in interest rates upon balance sheet financial instruments such as loans, debt and derivatives. Changes in interest rates can affect loan interest income, gains on the sale of residential real estate loans, interest expense, loan origination volume, net investment income, and total stockholders' equity. The level of gain on the sale of residential real estate loans is dependent upon the level of loan origination volume, the premium paid by the purchasers of such loans and the gain or loss realized from hedging activities. Each of these factors, in turn, are highly dependent upon changes in, and the level of, interest rates and other economic factors. The

Company may experience a decrease in the amount of gain it realizes should significant interest rate volatility occur or if other economic factors have a negative impact on the value and volume of the loans the Company originates. The objective of the asset and liability management activities is to provide the highest level of net interest and investment income and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk.

     The Company is subject to interest rate risk resulting from differences between the rates on, and repricing characteristics of, interest-earning loans held for investment (and loans held for sale) and the rates on, and repricing characteristics of, interest-bearing liabilities used to finance its loans such as deposits and debt. Interest rate gaps may arise when assets are funded with liabilities having different repricing intervals or different market indices to which the instruments' interest rate is tied and to this degree, earnings will be sensitive to interest rate changes. Additionally, interest rate gaps could develop between the market rate and the interest rate on loans in the loan portfolio, which could result in borrowers' prepaying their loan obligations. The Company attempts to match the characteristics of interest rate sensitive assets and liabilities to minimize the effect of fluctuations in interest rates. For the Company's financial instruments, the expected maturity date does not necessarily reflect the net market risk exposure because certain instruments are subject to interest rate changes before expected maturity. With respect to the Company's residential real estate loans held for sale and its unfunded loan pipeline, the Company attempts to minimize its interest rate risk exposure through forward loan sale commitments and other derivatives, such as Eurodollar futures contracts. These derivatives meet the definition of a derivative under generally accepted accounting principles and, accordingly, they are recorded in the consolidated financial statements.

     The Company is reliant upon the secondary mortgage market for execution of its whole loan sales and securitizations of residential real estate loans. While the Company strives to maintain adequate levels of liquidity support and capital to withstand certain disruptions in the secondary mortgage market, a significant disruption could adversely impact the Company's ability to fund, sell, securitize or finance its residential real estate loan origination volume, leading to reduced gains on sale and a corresponding decrease in revenue and earnings. A deterioration in performance of the residential real estate loans after being sold in whole loan sales and securitizations could adversely impact the availability and pricing of such future transactions.

     Quantitative and qualitative disclosures about the Company's market risk are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There have been no material changes in such risks or in the Company's asset and liability management activities during the three months ended March 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

     As of March 31, 2005, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on that evaluation, the Company's management, including the CEO and CFO, and its audit committee, have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005.

     There have been no changes in the Company's internal controls over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS


     On June 2, 2004, the State of California Insurance Commissioner John Garamendi (the "Commissioner"), as statutory liquidator of Fremont Indemnity, filed suit in Los Angeles Superior Court against Fremont General alleging improper utilization by Fremont General of certain net operating loss deductions ("NOLs") allegedly belonging to its Fremont Indemnity subsidiary (the "Fremont Indemnity case"). This complaint involves issues that Fremont General considers were resolved in the Agreement among the California Department of Insurance, Fremont Indemnity and Fremont General. The Agreement, dated July 2, 2002, was executed on behalf of the California Department of Insurance by the Honorable Harry Low, the State of California Insurance Commissioner at that time. Fremont General has honored its obligations under the Agreement, and will continue to do so and believes that the complaint mischaracterizes the terms of the Agreement and lacks merit.

     On January 25, 2005, the Company's motions to dismiss the lawsuit brought by the Commissioner, on behalf of Fremont Indemnity, against the Company were argued and heard before the Superior Court of the State of California. On January 26, 2005 the Court issued its rulings dismissing all the causes of action in the complaint as follows:

     The Court found that the Company had properly utilized the NOLs in accordance with the Agreement. As a result of this finding, all causes of action were dismissed without leave to amend, except for the 7th cause of action for alleged concealment by the Company of a potential reinsurance dispute, which was dismissed with leave to amend.

     In addition, the Court rejected the Commissioner's request for findings that the Company's use of the NOLs and worthless stock deduction were voidable preferences and/or fraudulent transfers. The Court also rejected the Commissioner's request for injunctive relief to force the Company to amend its prior consolidated income tax returns to remove and forgo the worthless stock deduction for its investment in Fremont Indemnity.

     On May 2, 2005 the Commissioner filed an amended complaint with regard to the 7th cause of action on behalf of Fremont Indemnity against the Company alleging concealment and misappropriation of certain Fremont Indemnity assets including the improper utilization by the Company of certain net operating losses allegedly belonging to Fremont Indemnity. The Company continues to believe that this litigation lawsuit is without merit and will vigorously defend against it.

     The Commissioner filed a second complaint against Fremont General on behalf of Comstock Insurance Company ("Comstock"), a former affiliate of Fremont Indemnity, which was subsequently merged into Fremont Indemnity. This case alleged similar causes of action regarding the usage of the NOLs as in the Fremont Indemnity case as well as improper transactions with other insurance subsidiaries and affiliates of Fremont Indemnity.

      On April 22, 2005, the Superior Court of California dismissed, without leave to amend, the entire complaint filed by the Commissioner on behalf of Fremont Indemnity any, as successor in interest to Comstock, against the Company. This ruling does not address or necessarily have legal effect on the related Fremont Indemnity case.


ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


                      ISSUER PURCHASES OF EQUITY SECURITIES


------------------------------------------------------------------------------------------------------------------------------
                                                                               (c) TOTAL NUMBER          (d) MAXIMUM NUMBER
                                         (a)TOTAL                             OF SHARES (OR UNITS)      (OR APPROXIMATE DOLLAR
                                         NUMBER OF         (b) AVERAGE         PURCHASED AS PART         VALUE) OF SHARES (OR
                                          SHARES            PRICE PAID            OF PUBLICLY           UNITS) THAT MAY YET BE
                                        (OR UNITS)          PER SHARE           ANNOUNCED PLANS          PURCHASED UNDER THE
              PERIOD                   PURCHASED (1)      (OR UNIT) (1)          OR PROGRAMS              PLANS OR PROGRAMS
-----------------------------------    -------------       ------------       -------------------      -----------------------

January 1-31, 2005                        1,213,618         $     24.95                 1,213,618
------------------------------------------------------------------------------------------------------------------------------
February 1-28, 2005                             167         $     24.71                       167
------------------------------------------------------------------------------------------------------------------------------
March 1-31, 2005                              2,500         $         -                     2,500
------------------------------------------------------------------------------------------------------------------------------
Total                                     1,216,285         $     24.90                 1,216,285                      355,869
=============================================================================================================================



(1) Shares of common stock purchased by the Company from participants under its restricted stock program and/or Supplemental Executive Retirement Plan.


ITEM 6:    EXHIBITS

EXHIBIT
   NO.                              DESCRIPTION
------    ---------------------------------------------------------------------


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

 4.1 Form of Stock Certificate for Common Stock of the Registrant. (Incorporated by reference to Exhibit 4.1

EXHIBIT
   NO.                              DESCRIPTION
------    ---------------------------------------------------------------------

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

10.1 Fremont General Corporation Executive Officer Annual Bonus Plan. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 30, 2005, Commission File Number 1-8007.)

10.2 Fremont General Corporation Executive Officer Long Term Incentive Compensation Plan. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 30, 2005, Commission File Number 1-8007.)

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


                                       FREMONT GENERAL CORPORATION



Date: May 9, 2005                      /s/    LOUIS J. RAMPINO
                                       -----------------------------------------
                                       Louis J. Rampino
                                       President and Chief Executive Officer



Date: May 9, 2005                      /s/    PATRICK E. LAMB
                                       -----------------------------------------
                                       Patrick E. Lamb
                                       Senior Vice President, Chief Financial
                                       Officer, Chief Accounting Officer and
                                       Treasurer
                                       (Principal Accounting Officer)