Form 10-Q
period 2005-06-30
FREMONT GENERAL CORP
filed 2005-08-09
CIK 38984

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                          SHARES OUTSTANDING
           CLASS                                             JULY 31, 2005
Common Stock, $1.00 par value                                 77,878,000


================================================================================

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                        PAGE NO.
                                                                        -------
Item  1.  Financial Statements

            Consolidated Balance Sheets
              June 30, 2005 (Unaudited) and December 31, 2004 ........         3

            Consolidated Statements of Income
              Three and Six Months Ended June 30, 2005 and 2004
              (Unaudited) ............................................         4

            Consolidated Statements of Changes in Stockholders' Equity
              June 30, 2005 and 2004 (Unaudited) .....................         5

            Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2005 and 2004 (Unaudited) ....         6

            Consolidated Statements of Comprehensive Income
              Three and Six Months Ended June 30, 2005 and 2004
              (Unaudited) ............................................         7

            Notes to Consolidated Financial Statements (Unaudited)....         8

Item  2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ................................        37

Item  3.  Quantitative and Qualitative Disclosures About Market Risk .        60


Item  4.  Controls and Procedures ....................................        61



                           PART II - OTHER INFORMATION




Item  1.  Legal Proceedings ..........................................        62

Item  2.  Unregistered Sales of Equity Securities and Use of
          Proceeds ................................. .................        63

Item  3.  Not applicable.

Item  4.  Submission of Matters to a Vote of Security Holders ........        64

Item  5.  Not applicable.

Item  6.  Exhibits....................................................        64

Signatures      ......................................................        66

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30,        DECEMBER 31,
                                                                                     2005              2004
                                                                                -------------      ------------
                                                                                 (UNAUDITED)
                                                                                     (THOUSANDS OF DOLLARS)

                                     ASSETS

Cash and cash equivalents ...................................................   $   1,422,815      $    904,975
Investment securities classified as available for sale at fair value ........           1,037             1,236
Federal Home Loan Bank ("FHLB") stock at cost ...............................         156,284            77,127
Loans held for sale - net ...................................................       5,489,368         5,454,692
Loans held for investment - net .............................................       3,576,832         3,313,089
Mortgage servicing rights - net .............................................          22,318            18,002
Residual interests in securitized loans at fair value .......................          16,784            15,774
Accrued interest receivable .................................................          32,122            34,121
Real estate owned ...........................................................          21,739            23,922
Premises and equipment - net ................................................          59,886            54,347
Deferred income taxes .......................................................         132,331           155,529
Other assets ................................................................          67,759            53,182
                                                                                -------------      ------------
     TOTAL ASSETS ...........................................................   $  10,999,275      $ 10,105,996
                                                                                =============      ============

                                   LIABILITIES

Deposits:
  Savings accounts ..........................................................   $   1,192,069      $  1,283,223
  Money market deposit accounts .............................................         419,681           508,227
  Certificates of deposit ...................................................       6,713,986         5,755,530
                                                                                -------------      ------------
                                                                                    8,325,736         7,546,980

Warehouse lines of credit ...................................................               -                 -
Federal Home Loan Bank advances .............................................         857,000           900,000
Senior Notes due 2009 .......................................................         180,290           180,133
Liquid Yield Option Notes due 2013 ("LYONs") ................................               -               611
Junior Subordinated Debentures ..............................................         103,093           103,093
Other liabilities ...........................................................         335,493           361,531
                                                                                -------------      ------------
     TOTAL LIABILITIES ......................................................       9,801,612         9,092,348

Commitments and contingencies ...............................................               -                 -

                              STOCKHOLDERS' EQUITY

Preferred stock, par value $ .01 per share - Authorized: 2,000,000 shares;
  none issued ...............................................................               -                 -
Common stock, par value $1 per share - Authorized: 150,000,000 shares;
  Issued and outstanding: (2005 - 77,936,000 and 2004 - 77,241,000) .........          77,936            77,241
Additional paid-in capital ..................................................         343,974           330,328
Retained earnings ...........................................................         832,933           663,580
Deferred compensation .......................................................         (61,369)          (58,916)
Accumulated other comprehensive income ......................................           4,189             1,415
                                                                                -------------      ------------
     TOTAL STOCKHOLDERS' EQUITY .............................................       1,197,663         1,013,648
                                                                                -------------      ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................   $  10,999,275      $ 10,105,996
                                                                                =============      ============




        The accompanying notes are an integral part of these statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                               JUNE 30,                       JUNE 30,
                                                                      -------------------------       -------------------------
                                                                         2005           2004            2005            2004
                                                                      ---------       ---------       ---------       ---------
                                                                            (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

INTEREST INCOME:
  Interest and fee income on loans:
    Residential ...................................................   $ 125,764       $  95,003       $ 236,775       $ 183,093
    Commercial ....................................................      76,457          73,087         142,849         149,391
    Other .........................................................          84             165             183             274
                                                                      ---------       ---------       ----------      ----------
                                                                        202,305         168,255         379,807         332,758
     Interest income - other ......................................       8,645           2,774          13,067           4,978
                                                                      ---------       ---------       ---------       ---------
                                                                        210,950         171,029         392,874         337,736

INTEREST EXPENSE:
  Deposits ........................................................      62,300          35,024         111,656          70,058
  FHLB advances ...................................................      12,213           8,331          19,719          15,748
  Warehouse lines of credit .......................................       2,337             125           2,556             250
  Senior Notes ....................................................       3,651           3,765           7,301           7,973
  Junior Subordinated Debentures ..................................       2,319           2,319           4,639           4,639
  Other ...........................................................         168              60             289             100
                                                                      ---------       ---------       ---------       ---------
                                                                         82,988          49,624         146,160          98,768

Net interest income ...............................................     127,962         121,405         246,714         238,968
Provision for loan losses .........................................      (4,216)            146          (3,180)         16,545
                                                                      ---------       ---------       ---------       ---------
Net interest income after provision for loan losses ...............     132,178         121,259         249,894         222,423

NON-INTEREST INCOME:
  Net gain on whole loan sales and securitizations
    of residential real estate loans ..............................      91,964         127,050         200,324         249,246
  Loan servicing income ...........................................      16,201           7,630          30,188          14,169
  Mortgage servicing rights amortization and
    impairment provision ..........................................      (4,807)         (4,514)         (9,711)         (5,884)
  Impairment on residual assets ...................................        (572)              -          (1,790)              -
  Other ...........................................................       5,784           6,471           9,465          13,105
                                                                      ---------       ---------       ---------       ---------
                                                                        108,570         136,637         228,476         270,636

NON-INTEREST EXPENSE:
  Compensation and related ........................................      55,654          68,046         114,934         135,230
  Occupancy .......................................................       6,942           3,552          13,877           7,078
  Other ...........................................................      28,119          23,249          48,348          46,009
                                                                      ---------       ---------       ---------       ---------
                                                                         90,715          94,847         177,159         188,317

INCOME BEFORE INCOME TAXES ........................................     150,033         163,049         301,211         304,742
INCOME TAX EXPENSE ................................................      59,263          67,671         120,339         126,701
                                                                      ---------       ---------       ---------       ---------

NET INCOME ........................................................   $  90,770       $  95,378       $ 180,872       $ 178,041
                                                                      =========       =========       =========       =========


EARNINGS PER SHARE:
  Basic ...........................................................   $    1.25       $    1.32       $    2.50       $    2.49
  Diluted .........................................................        1.21            1.30            2.43            2.43

CASH DIVIDENDS DECLARED PER COMMON SHARE ..........................   $    0.08       $    0.06       $    0.15       $    0.11



        The accompanying notes are an integral part of these statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                         ACCUMULATED
                                                             ADDITIONAL                                     OTHER
                                                COMMON         PAID-IN      RETAINED      DEFERRED      COMPREHENSIVE
                                                STOCK          CAPITAL      EARNINGS    COMPENSATION        INCOME        TOTAL
                                                ------       ----------    ---------    ------------    -------------   ----------
                                                                             (THOUSANDS OF DOLLARS)


BALANCE AT DECEMBER 31, 2003 ................  $ 75,990      $  296,000    $ 328,044    $    (35,889)   $         587   $  664,732
  Net income ................................         -               -      178,041               -                -      178,041
  Cash dividends declared ...................         -               -       (8,336)              -                -       (8,336)
  Conversion of LYONs .......................         3              41            -               -                -           44
  Stock options exercised ...................       792          14,828            -               -                -       15,620
  Retirement of common stock ................       (12)            (38)           -              50                -            -
  Shares issued, acquired or allocated
    for employee benefit plans ..............       393           8,595            -         (39,600)               -      (30,612)
  Amortization of restricted stock ..........         -               -            -           7,027                -        7,027
  Shares allocated to ESOP ..................         -           4,829            -          15,215                -       20,044
  Other adjustments .........................         -          (2,700)           -           3,740                -        1,040
  Net change in unrealized gain on
   investments and residual interests,
   net of deferred taxes ....................         -              -            -               -             (371)         (371)
                                               --------     ----------    ---------    ------------    -------------   ------------
BALANCE AT JUNE 30, 2004 ....................  $ 77,166     $  321,555    $ 497,749    $    (49,457)   $         216   $   847,229
                                               ========     ==========    =========    ============    =============   ============


BALANCE AT DECEMBER 31, 2004 ................  $ 77,241     $  330,328    $ 663,580    $    (58,916)   $       1,415   $ 1,013,648
  Net income ................................         -              -      180,872               -                -       180,872
  Cash dividends declared ...................         -              -      (11,519)              -                -       (11,519)
  Conversion of LYONs .......................        35            560            -               -                -           595
  Retirement of common stock ................       (34)          (174)           -             208                -             -
  Shares issued, acquired or allocated
    for employee benefit plans ..............       694         15,013            -         (35,459)               -       (19,752)
  Amortization of restricted stock ..........         -              -            -           9,832                -         9,832
  Shares allocated to ESOP ..................         -         (1,368)           -          25,832                -        24,464
  Change in cost of common stock
    held in trust ...........................         -              -            -          (5,632)               -        (5,632)
  Other adjustments .........................         -           (385)           -           2,766                -         2,381
  Net change in unrealized gain on
    investments and residual interests,
    net of deferred taxes ...................         -              -            -               -            2,774         2,774
                                               --------     ----------    ---------    ------------    -------------   -----------
BALANCE AT JUNE 30, 2005 ....................  $ 77,936     $  343,974    $ 832,933    $    (61,369)   $       4,189   $ 1,197,663
                                               ========     ==========    =========    ============    =============   ===========


               The accompanying notes are an integral part of these statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                ---------------------------------
                                                                                     2005                2004
                                                                                -------------       -------------
                                                                                      (THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES
  Net income ................................................................   $     180,872       $     178,041
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
    Provision for loan losses ...............................................          (3,180)             16,545
    Increase in mortgage servicing rights ...................................         (14,027)            (11,718)
    Increase in residual interests in securitized loans .....................          (3,752)             (4,593)
    Cash from residual interests in securitized loans .......................           9,892                   -
    Deferred income tax expense .............................................          21,349              23,729
    Depreciation, amortization and impairment of retained interests .........          23,285              14,773
    Decrease in accrued interest ............................................           1,999                 152
    Change in other assets ..................................................         (13,876)            (22,786)
    Increase in borrower principal and interest due investors ...............          29,437              18,278
    Increase in accrued Employee Stock Ownership Plan .......................          13,553              27,319
    Increase in premium recapture and repurchase reserve ....................          12,127               7,675
    Increase in deferred compensation obligation ............................          10,768              11,803
    Decrease in federal and state income taxes payable ......................         (46,556)            (11,883)
    Change in accrued incentive compensation ................................         (42,556)              6,092
    Change in accounts payable and other liabilities ........................          19,299              (2,685)
                                                                                -------------       -------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE LOANS HELD FOR
       SALE ACTIVITY ........................................................         198,634             250,742
    Originations of residential real estate loans held for sale .............     (16,856,044)        (10,582,438)
    Sale of and payments received from residential real estate loans
     held for sale ..........................................................      16,817,068           9,803,647
                                                                                -------------       -------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..................         159,658            (528,049)


INVESTING ACTIVITIES
  Originations and advances funded for loans held for portfolio .............      (1,583,933)         (1,290,659)
  Payments received from and sales of loans held for portfolio ..............       1,329,128           1,300,979
  Decrease in investment securities available for sale ......................             190                 400
  Net purchases of FHLB stock ...............................................         (79,157)            (20,462)
  Purchases of premises and equipment .......................................         (13,328)            (12,923)
                                                                                -------------       -------------
       NET CASH USED IN INVESTING ACTIVITIES ................................        (347,100)            (22,665)

FINANCING ACTIVITIES
  Deposits accepted, net of repayments ......................................         778,756             451,177
  FHLB advances, net of repayments ..........................................         (43,000)            212,000
  Extinguishment of LYONs and Senior Notes ..................................             (30)            (29,574)
  Dividends paid ............................................................         (10,691)             (7,506)
  Stock options exercised ...................................................               -              11,602
  Increase in deferred compensation plans ...................................         (19,753)            (30,023)
                                                                                -------------       -------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ...............................         705,282             607,676

Change in cash and cash equivalents .........................................         517,840              56,962
  Cash and cash equivalents at beginning of period ..........................         904,975             835,651
                                                                                -------------       -------------
Cash and cash equivalents at end of period ..................................   $   1,422,815       $     892,613
                                                                                =============       =============

        The accompanying notes are an integral part of these statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)




                                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                JUNE 30,                      JUNE 30,
                                                                       -----------------------       -------------------------
                                                                         2005           2004            2005           2004
                                                                       --------       --------       ----------      ---------
                                                                                       (THOUSANDS OF DOLLARS)

Net income .........................................................   $ 90,770       $ 95,378       $ 180,872       $ 178,041
Other comprehensive income (loss):
  Net change in unrealized gains (losses) during the period:
    Residual interests in securitized loans ........................      6,110         (4,124)          4,632            (578)
    Investment securities ..........................................         (1)           (26)             (9)            (41)
                                                                       --------       --------       ---------       ---------
                                                                          6,109         (4,150)          4,623            (619)
  Less deferred income tax expense (benefit) .......................      2,444         (1,660)          1,849            (248)
                                                                       --------       --------       ---------       ---------
       Other comprehensive net income (loss) .......................      3,665         (2,490)          2,774            (371)
                                                                       --------       --------       ---------       ---------
TOTAL COMPREHENSIVE NET INCOME .....................................   $ 94,435       $ 92,888       $ 183,646       $ 177,670
                                                                       ========       ========       =========       =========



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

     The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the interim financial statements have been included. The operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

     The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.


NOTE 2:    NEW ACCOUNTING STANDARDS

     In March 2005, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") to provide public companies additional guidance in applying the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123R"). SAB 107 expresses the SEC staff's views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides further information regarding the valuation of share-based payment arrangements for public companies. Subsequent to issuing SAB 107, in April 2005, the SEC adopted a new rule that allows companies to implement SFAS No. 123R at the beginning of their next fiscal year. Prior to the adoption of this new rule, calendar year-end companies would have been required to implement SFAS No. 123R as of the beginning of the third quarter of 2005. The Company does not believe that the adoption of SFAS No. 123R or the application of the guidance in SAB 107 will have a significant impact on the Company's financial position or results of operations.

     In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FIN 46(R)-5: Implicit Variable Interests under FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities ("FIN 46(R)-5"). This FSP was issued to address whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or potential VIE when specific conditions exist. FIN 46(R)-5 also provides additional guidance defining implicit variable interests as implied financial interests in an entity that change with changes in the fair value of the entity's net assets exclusive of variable interests. The Company does not believe that the adoption of FIN 46(R)-5 will have a significant impact on the Company's financial position or results of operations.


NOTE 3:    CASH AND CASH EQUIVALENTS

     Cash and cash equivalents, as of the dates indicated, are summarized in the following table:

                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    2005            2004
                                                                                -----------      -----------
                                                                                   (THOUSANDS OF DOLLARS)

Cash on hand ................................................................   $       248      $       257
FHLB shareholder transaction account ........................................     1,128,026          710,354
Federal Reserve account .....................................................         2,093            2,030
U. S. Government Agency money market fund ...................................       117,630          147,297
Market interest rate account ................................................            10               13
Non-interest bearing deposits in other financial institutions ...............       174,808           45,024
                                                                                -----------      -----------
Cash and cash equivalents ...................................................   $ 1,422,815      $   904,975
                                                                                ===========      ===========

     The FHLB shareholder transaction account represents a short-term interest-bearing transaction account with the Federal Home Loan Bank of San Francisco. The Company's cash and cash equivalent balances were unrestricted as of June 30, 2005 and December 31, 2004.

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

     The Company's residential real estate loans have loan terms for up to thirty years and are typically secured by first deeds of trust on single-family residences. The Company's residential real estate loans held for sale typically have a significant concentration (generally 75% or above) of "hybrid" loans which have a fixed rate of interest for an initial period (generally two years) after origination, after which the interest rate is adjusted to a rate equal to the sum of six-month LIBOR and a margin as set forth in the mortgage note. The interest rate then adjusts at each six-month interval thereafter, subject to various lifetime and periodic rate caps and floors. The loans are generally made to borrowers who do not satisfy all of the credit, documentation and other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac, and are commonly referred to as "sub-prime" or "non-prime" loans.

     A valuation reserve is maintained for certain non-performing loans and other loans held for sale based upon the Company's estimate of inherent losses. Provisions for the valuation reserve are charged against gain on sale of loans. The following table details the loans held for sale as of the dates indicated:


                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    2005            2004
                                                                                -----------      -----------
                                                                                   (THOUSANDS OF DOLLARS)

Loan principal balance:
  1st trust deeds ...........................................................   $ 4,960,655      $ 5,036,724
  2nd trust deeds ...........................................................       516,448          383,039
                                                                                -----------      -----------
                                                                                  5,477,103        5,419,763
Basis adjustment for fair value hedge accounting ............................         1,375           (1,327)
Net deferred direct origination costs .......................................        65,544           74,514
                                                                                -----------      -----------
                                                                                  5,544,022        5,492,950
Less:  Valuation reserve ....................................................       (54,654)         (38,258)
                                                                                -----------       -----------
Loans held for sale - net ...................................................   $ 5,489,368       $ 5,454,692
                                                                                ===========       ===========

Loans held for sale on non-accrual status ...................................   $    18,263       $    11,874
                                                                                ===========       ===========

     Since most of the loans that are held for sale are sold within 60 days, the amount of loans held for sale that are classified as non-accrual or become real estate owned, is generally small. Loans held for sale may include loans repurchased from previous whole loan sale transactions and securitizations. In the ordinary course of business, as the loans held for sale are sold, the Company makes standard industry representations and warranties about the loans. The Company may have to subsequently repurchase certain loans due to defects that occurred in the origination of the loan. Such defects are categorized as documentation errors, underwriting errors, or fraud. In addition, the Company is generally required to repurchase loans that experience first payment defaults (and in limited cases, second payment defaults). If there are no such defects or early payment defaults, the Company has no commitment to repurchase loans sold. During the second quarter of 2005, the Company repurchased a total of $47.7 million in loans, as compared to $20.2 million in the second quarter of 2004. The Company maintains a reserve for the effect of loans estimated to be repurchased that require a valuation reserve upon repurchase, which is included in other liabilities and totaled $10.2 million and $4.8 million as of June 30, 2005 and December 31, 2004, respectively. Provisions for the repurchase reserve are charged against gain on sale of loans.

     The Company also maintains a reserve for premium recapture that represents the estimate of potential refunds of premiums received on previously completed loan sales (due to early loan prepayments or for certain loans repurchased from prior sales) that may occur under the provisions of the various agreements entered into for the sale of loans held for sale; this reserve totaled $6.1 million and $3.9 million as of June 30, 2005 and December 31, 2004, respectively, and is included in other liabilities. Provisions for the premium recapture reserve are charged against gain on sale of loans.

NOTE 5:    LOANS HELD FOR INVESTMENT

     Loans held for investment consist of the Company's commercial real estate loans. Commercial real estate loans, which are primarily variable rate (generally based upon six-month LIBOR and a margin), represent loans secured primarily by first mortgages on properties such as multi-family, office, retail, industrial, land development, lodging, and commercial mixed-use properties. The commercial real estate loans are comprised of permanent, bridge and construction loans of relatively short duration (rarely more than five years in length of term and typically shorter, such as two to three years).

     As of June 30, 2005, the Company had $2.2 billion in unfunded commitments for existing loans and $258.4 million in unfunded commitments for loans not yet booked, as compared to $1.8 billion and $218.8 million, respectively, as of December 31, 2004. Due to the variability in the timing of the funding of these unfunded commitments, and the extent to which they are ultimately funded, these amounts should not generally be used as a basis for predicting future outstanding loan balances.

     Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $169.7 million and $131.6 million as of June 30, 2005 and December 31, 2004, respectively. The Company's commercial real estate loans also include mezzanine loans (second mortgage loans, which are subordinate to the senior or first mortgage loans) in the amounts of $20.5 million and $48.3 million as of June 30, 2005 and December 31, 2004, respectively.

     The Company currently does not carry any residential real estate loans held for investment as it has done in prior periods. The following tables further detail the net loans held for investment for the periods indicated:


                                                                                  JUNE 30, 2005
                                                                    -------------------------------------------
                                                                     COMMERCIAL
                                                                    REAL ESTATE        OTHER           TOTAL
                                                                    -----------       -------       -----------
                                                                               (THOUSANDS OF DOLLARS)

Loans outstanding ...............................................   $ 3,938,084       $ 4,356       $ 3,942,440
Participations sold .............................................      (169,656)            -          (169,656)
                                                                    -----------       -------       -----------
Loans outstanding, net of participations sold ...................     3,768,428         4,356         3,772,784
Unamortized deferred origination fees and costs .................       (35,996)            -           (35,906)
                                                                    -----------       -------       -----------
Loans outstanding before allowance for loan losses ..............     3,732,432         4,356         3,736,788
Allowance for loan losses .......................................      (159,909)          (47)         (159,956)
                                                                    -----------       -------       -----------
Loans held for investment - net .................................   $ 3,572,523       $ 4,309       $ 3,576,832
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

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2005            2004
                                                                                --------      -----------
                                                                                 (THOUSANDS OF DOLLARS)

Non-accrual commercial real estate loans held for investment .................. $ 33,113      $    82,289
                                                                                ========      ===========

Restructured commercial real estate loans on accrual status ................... $ 12,412      $     9,302
                                                                                ========      ===========


     The Company employs a documented and systematic methodology in determining the adequacy of its allowance for loan losses, which assesses the risk of losses inherent in the portfolio, and represents the Company's estimate of probable inherent losses in the loan portfolio as of the date of the financial statements. The allowance for loan losses methodology incorporates management's judgment concerning the effect of recent economic events on portfolio performance, as well as concentration factors (such as property types, geographic regions and loan sizes). Activity in the allowance for loan losses is summarized in the following tables:

                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                      -------------------------       -------------------------
                                                         2005            2004           2005            2004
                                                      ---------       ---------       ---------       ---------
                                                                        (THOUSANDS OF DOLLARS)


Beginning balance .................................   $ 171,941       $ 220,816       $ 171,525       $ 213,591
Provision for loan losses .........................      (4,216)            146          (3,180)         16,545

Charge-offs .......................................      (8,197)         (6,388)        (12,180)        (15,784)
Recoveries ........................................         428             152           3,791             374
                                                      ---------       ---------       ---------       ---------
      Net charge-offs .............................      (7,769)         (6,236)         (8,389)        (15,410)
                                                      ---------       ---------       ---------       ---------
Ending balance ....................................   $ 159,956       $ 214,726       $ 159,956       $ 214,726
                                                      =========       =========       =========       =========





     In addition to its allowance for loan losses, the Company maintains an allowance for unfunded commercial real estate loan commitments on existing loans and, to a lesser degree, loans not yet funded; this allowance totaled $8.6 million and $7.1 million as of June 30, 2005 and December 31, 2004, respectively, and is included in other liabilities.

NOTE 6:  REAL ESTATE OWNED

     The Company's real estate owned ("REO") consists of property acquired through or in lieu of foreclosure on loans secured by real estate. REO is reported in the financial statements at the lower of cost or estimated realizable value (net of estimated costs to sell). REO consisted of the following types of property as of the periods indicated:


                                                                                 JUNE 30,     DECEMBER 31,
                                                                                  2005           2004
                                                                                ---------     -----------
                                                                                 (THOUSANDS OF DOLLARS)

Commercial real estate ......................................................   $ 18,106      $    21,344
Residential real estate .....................................................      3,633            2,578
                                                                                --------      -----------
Real estate owned ...........................................................   $ 21,739      $    23,922
                                                                                ========      ===========


NOTE 7:    MORTGAGE SERVICING RIGHTS

     At the time of securitization or sale of loans on a whole loan basis with servicing rights retained, the Company analyzes whether the benefits of servicing are greater than or less than adequate compensation and, as a result, records a mortgage servicing rights asset or liability ("MSR"), respectively. The estimated fair value of the Company's mortgage servicing rights at June 30, 2005 and December 31, 2004 was $22.3 million and $18.0 million, respectively. The following tables summarize the activity in the Company's mortgage servicing rights asset as of the periods indicated:


                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30,                     JUNE 30,
                                                        -----------------------     -----------------------
                                                          2005           2004          2005          2004
                                                        --------       --------      --------      --------
                                                                       (THOUSANDS OF DOLLARS)

Beginning balance ...................................   $ 23,196       $ 11,438      $ 20,044      $  6,898
  Additions from securitization transactions ........      6,391          5,808        14,027        11,718
  Amortization ......................................     (5,062)        (2,037)       (9,547)       (3,407)
                                                        --------       --------      --------      --------
Ending balance before valuation allowance ...........     24,525         15,209        24,524        15,209
Valuation allowance
  Beginning balance .................................     (2,462)             -        (2,042)            -
  Provision for temporary impairment ................        255         (2,477)         (164)       (2,477)
                                                        --------       --------      --------      --------
  Ending balance ....................................     (2,207)        (2,477)       (2,206)       (2,477)
                                                        --------       --------      --------      --------
Mortgage servicing rights - net .....................   $ 22,318       $ 12,732      $ 22,318      $ 12,732
                                                        ========       ========      ========      ========


     As servicer, the Company is required to make certain advances on specific loans it is servicing, to the extent such advances are deemed collectible by the Company, from collections related to the individual loan. The total amount outstanding of such servicing advances was $8.7 million and $5.3 million at June 30, 2005 and December 31, 2004, respectively, and is included in other assets.

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


                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2005           2004
                                                                                --------      -----------

Weighted-average life (years) ..............................................         1.5              1.5
Weighted-average annual prepayment speed ...................................        48.2%            48.5%
Weighted-average annual discount rate ......................................        15.0%            10.0%



NOTE 8:    RESIDUAL INTERESTS IN SECURITIZED LOANS

     Residual interests in loan securitizations are recorded as a result of the sale of residential real estate loans through a securitization transaction and the subsequent issuance of net interest margin securities ("NIMs") to monetize the residual interest from the original securitization transaction.

     Residual interests represent the discounted expected future residual cash flows from the securitizations that inure to the Company's benefit subject to prepayment, net lifetime credit losses and other factors. The following tables summarize the activity of the Company's residual interests:

                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
                                                                       ----------------------      ----------------------
                                                                         2005          2004          2005         2004
                                                                       --------      --------      --------      --------
                                                                                     (THOUSANDS OF DOLLARS)

Beginning balance at fair value ....................................   $ 12,449      $ 13,741      $ 15,774      $  6,530
Additions to residual interests ....................................      1,467         1,574         3,752         4,593
Interest accretion .................................................      2,969           948         4,307         1,594
Cash received ......................................................     (5,639)            -        (9,892)            -
Fair value adjustment ..............................................      6,110        (4,124)        4,633          (578)
Permanent impairment ...............................................       (572)            -        (1,790)            -
                                                                       --------      --------      --------      --------
Residual interests in securitized loans at fair value ..............   $ 16,784      $ 12,139      $ 16,784      $ 12,139
                                                                       ========      ========      ========      ========

     Loans sold through securitization transactions are done so on a non-recourse basis to off-balance sheet qualified special purpose entities ("QSPEs"), except for representations and warranties customary within the mortgage banking industry. In a NIM transaction, the certificates representing the residual interest in certain excess cash flows from the original securitization transaction are transferred to a QSPE, which issues interest-bearing securities. The net proceeds from the sale of these NIM securities, along with a residual interest certificate, represents the consideration received by the Company. The residual interest certificate retained from a NIM transaction is subordinate to the NIM securities issued until the NIM securities are paid in full. The residual interests retained from the NIM transactions are classified as "available-for-sale" securities and are measured at fair value; any unrealized gains or losses from adjustments to the estimated fair value, net of deferred taxes, are reported as part of accumulated other comprehensive income, which is a separate component of stockholders' equity. In the original securitizations and NIM transactions, a two-tier structure is utilized in which the loans are first sold to a special purpose corporation (referred to as the Depositor), which then transfers the loans to the QSPE. The Company's only ownership interest from its securitization transactions is reflected in the retained residual interests from the NIM transactions of $16.8 million as detailed above.

     As of June 30, 2005, a total of $4.5 billion in loan principal was outstanding from the Company's securitization transactions. The total amount of loan principal originally securitized in these transactions was $6.3 billion.

     The Company determines the estimated fair values of the residual interests retained from the NIM transactions by discounting the expected net cash flows to be received utilizing the cash-out method. The Company uses the forward LIBOR curve for estimating interest rates on the adjustable rate loans and the variable rate securities, and utilizes other assumptions that management believes are consistent with assumptions other major market participants would use to estimate the fair value of similar residual interests. Key economic assumptions used in subsequently measuring the fair value of the Company's residual interests as of the periods indicated are as follows:


                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2005           2004
                                                                                --------      -----------

Weighted-average life (years) ..............................................         1.6              1.6
Weighted-average annual prepayment speed (CPR) .............................        46.4%            45.7%
Weighted-average lifetime credit losses ....................................         4.5%             4.5%
Weighted-average annual discount rate ......................................        20.0%            20.0%



NOTE 9: DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes derivative financial instruments in connection with its interest rate risk management activities. In accordance with its interest rate risk strategy, the Company currently utilizes a combination of forward sales commitments and Eurodollar futures contracts to hedge its residential loans held for sale and a certain portion of its unfunded pipeline of interest rate lock commitments. These derivatives are intended to reduce the risk of adverse fair value changes in certain interest rate environments. The Company's forward sales commitments represent obligations to sell loans at a specific price and date in the future; therefore, the value of these commitments increase as interest rates increase. Short Eurodollar futures contracts are standardized exchange-traded contracts, the values of which are tied to spot Eurodollar rates at specified future dates. The value of these futures contracts increase when interest rates rise. Conversely, the value of the forward sales commitments and the short Eurodollar positions decrease when interest rates decrease, while the related loans are expected to increase in value. The values of the loans, the forward sales commitments and the Eurodollar positions may not move in corresponding amounts and time frames and may result in a negative or positive impact on earnings in any given period. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities, as amended and interpreted ("SFAS No. 133"), the derivative financial instruments are reported at their fair value.

     At June 30, 2005, the Company's commitments to sell forward its residential real estate loans to third party investors in whole loan sales transactions were approximately $4.12 billion at various rates and terms. The Company distinguishes commitments to sell forward loans in two categories, allocated and unallocated. At June 30, 2005, allocated and unallocated forward sale commitments notional amounts were $870.0 million and $3.25 billion, respectively. Allocated forward sales commitments are contractual sales agreements whereby a specific pool of loans is agreed upon to be sold to specific buyers at a contractually agreed upon date and price. In accordance with SFAS No. 133, the allocated forward sales commitments are accounted for as fair value hedges designated to specific pools of loans that have been contractually agreed upon for sale. Unallocated forward sales commitments are agreements that provide a fixed price on a pool of loans not yet specified, these commitments are treated as economic hedges (and are not currently designated as accounting hedges) and are classified as free-standing derivatives. Changes in the fair value of both the unallocated and allocated forward sales commitments are reported as a component of gain on sale of residential real estate loans and as either other assets or liabilities, as applicable. The amount of hedge ineffectiveness related to allocated forward sales commitments is immaterial.

     At June 30, 2005, the Company had a pipeline of loans in process of approximately $2.29 billion in new residential real estate loans, generally subject to the potential borrower meeting the conditions of the loan approval. The Company conditionally quotes interest rates to potential borrowers, which are then subject to adjustment by the Company if any such conditions are not satisfied. Since the Company generally funds the loans at the rates conditionally approved, the quotes are considered to constitute interest rate locks. These interest rate lock commitments, which generally are for 30 days, are treated as free-standing derivatives and are carried at their estimated fair value with any changes recorded as a component of gain on sale of residential real estate loans. Fair value is estimated based upon the change in the fair value of the underlying mortgage loans as adjusted for the probability of a certain amount of loans in the pipeline not funding within the terms of the initial rate lock. The change in fair value is measured from the date of the interest rate lock and, therefore, at the time of issuance, the value of the interest rate lock is zero.

     The Company's Eurodollar futures contracts are currently treated as economic hedges and are not currently designated as accounting hedges and are classified as free-standing derivatives. As of June 30, 2005, the Company had in place short Eurodollar futures positions covering loan principal of $1.30 billion and $721.1 million for its loans held for sale and its unfunded loan pipeline, respectively. Eurodollar futures are utilized in an effort to offset the changes in value related to the loan inventory and pipeline without the necessity of restricting certain loan inventory or pipeline loans to a specific forward sale commitment. Eurodollar futures are carried at their fair value with any changes recorded as a component of gain on sale of residential real estate loans. Gains or losses on Eurodollar futures are recognized when such positions are closed out, typically when a forward sale commitment is entered into. The Company's Eurodollar futures contracts are collateralized by maintenance of a margin account which had a balance of $7.5 million as of June 30, 2005.

     The estimated fair values of the Company's derivatives were as follows (included in other assets or liabilities, as applicable, in the consolidated balance sheets) for the periods indicated:

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2005           2004
                                                                                --------      ----------
                                                                                 (THOUSANDS OF DOLLARS)

Forward sale commitments ...................................................    $ (6,590)     $    2,739
Eurodollar futures .........................................................         562             (22)
Interest rate lock commitments .............................................        (561)         (1,100)
                                                                                --------      ----------
                                                                                $ (6,589)     $    1,617
                                                                                ========      ==========


NOTE 10:   GAIN ON SALE AND SECURITIZATION OF RESIDENTIAL REAL ESTATE LOANS

     The Company routinely sells and securitizes residential mortgage loans into the secondary market. Gains or losses are recognized at the date of settlement and when the Company has transferred control over the loans to either a transaction-specific securitization trust or to a third-party purchaser. The amount of gain or loss for loan sales or securitizations is based upon the difference between the net sales proceeds received, including any retained interests, and the allocated carrying amount of the loans (which includes the costs directly incurred with the origination of the loans, net of origination points and fees received, which are deferred and recognized when the loans are sold). The following tables present the detailed components of the gain on sale and securitization of loans:

                                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              JUNE 30,                        JUNE 30,
                                                                    ---------------------------     ----------------------------
                                                                       2005             2004            2005            2004
                                                                    -----------     -----------     ------------    ------------
                                                                                      (THOUSANDS OF DOLLARS)

Whole loan sales of residential real estate loans ...............   $ 8,776,193     $ 4,385,574     $ 14,625,502     $ 8,180,889
Securitizations of residential real estate loans ................       981,717         790,125        2,191,566       1,622,758
                                                                    -----------     -----------     ------------     -----------
     Total loan sales and securitizations - net of repurchases ..   $ 9,757,910     $ 5,175,699     $ 16,817,068     $ 9,803,647
                                                                    ===========     ===========     ============     ===========

Gross premium recognized on loan sales and securitizations ......   $   268,120     $   208,849     $    469,816     $   408,077
Provision for premium recapture and reversal ....................       (10,038)         (4,249)         (17,594)        (12,942)
Net gain (loss) on derivative instruments .......................       (25,573)          1,678           (8,385)          3,629
Direct costs of loan originations - net .........................      (125,464)        (75,081)        (221,657)       (140,153)
                                                                    -----------     -----------     ------------     -----------
                                                                        107,045         131,197          222,180         258,611
Provision for valuation and repurchase reserves .................       (15,081)         (4,147)         (21,856)         (9,365)
                                                                    -----------     -----------     ------------     -----------
     Net gain on sale ...........................................   $    91,964     $   127,050     $    200,324     $   249,246
                                                                    ===========     ===========     ============     ===========

     The net gain or (loss) on derivative instruments included in the net gain on sale of residential real estate loans consists of the following items:

                                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                              JUNE 30,                     JUNE 30,
                                                                      -----------------------      -----------------------
                                                                        2005           2004           2005          2004
                                                                      ---------       -------      ---------       -------
                                                                                      (THOUSANDS OF DOLLARS)

Eurodollar futures:
    Change in fair value ..........................................   $  (2,912)      $     -      $     585       $     -
    Net realized loss .............................................     (18,874)            -         (1,839)            -
    Transaction expenses and other ................................        (517)            -         (1,042)            -
                                                                      ---------       -------      ---------       -------
                                                                        (22,303)            -         (2,296)            -
Change in fair value of:
    Interest rate lock commitments ................................         725         1,212            538         1,417
    Forward sales commitments .....................................     (11,208)       (1,084)        (9,330)        2,494
    Interest rate cap contracts ...................................           -         1,550              -          (282)
    Loans held for sale subject to fair value hedges ..............       7,213             -          2,703             -
                                                                      ---------       -------      ---------       -------
  Net gain (loss) on derivative instruments .......................   $ (25,573)      $ 1,678      $  (8,385)      $ 3,629
                                                                      =========       =======      =========       =======

NOTE 11:   LOAN SERVICING INCOME

     In addition to the securitized loans that it services, the Company also services loans sold to other financial institutions on an interim basis (until servicing is transferred to another party). The following tables present the components of loan servicing income for the Company:

                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                               JUNE 30,                    JUNE 30,
                                                                        ---------------------      ----------------------
                                                                          2005          2004        2005           2004
                                                                        --------      -------      --------      --------
                                                                                       (THOUSANDS OF DOLLARS)

Servicing fee income:
    Securitization transactions .....................................   $  5,214      $ 2,583      $  9,593      $  4,351
    Interim .........................................................      7,768        4,175        14,276         7,972
    Other ...........................................................        641            -         1,472             -
Ancillary income (1) :
    Securitization transactions .....................................        927          426         1,774           705
    Interim and other ...............................................      1,136          700         2,259         1,524
Other ...............................................................        515         (254)          814          (383)
                                                                        --------      -------      --------      --------
Loan servicing income ...............................................   $ 16,201      $ 7,630      $ 30,188      $ 14,169
                                                                        ========      =======      ========      ========


(1) Ancillary income represents all service-related contractual fees retained by the Company and consists primarily of late payment charges.


NOTE 12:   INCOME TAXES

     The major components of income tax expense are summarized in the following tables:


                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                JUNE 30,                     JUNE 30,
                                                                        ----------------------      ------------------------
                                                                          2005          2004           2005           2004
                                                                        --------      --------      ---------      ---------
                                                                                       (THOUSANDS OF DOLLARS)

Federal:
  Current ...........................................................   $ 39,644      $ 36,006      $  79,973      $  78,361
  Deferred ..........................................................      9,383        15,272         19,056         20,957
                                                                        --------      --------      ---------      ---------
                                                                          49,027        51,278         99,029         99,318
                                                                        --------      --------      ---------      ---------

State:
  Current ...........................................................      6,980        12,682         19,017         24,611
  Deferred ..........................................................      3,256         3,711          2,293          2,772
                                                                        --------      --------      ---------      ---------
                                                                          10,236        16,393         21,310         27,383
                                                                        --------      --------      ---------      ---------
Total tax provision .................................................   $ 59,263      $ 67,671      $ 120,339      $ 126,701
                                                                        ========      ========      =========      =========

     The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company's deferred tax assets are summarized in the following table:

                                                                                 JUNE 30,      DECEMBER 31,
                                                                                   2005           2004
                                                                                ---------      -----------
                                                                                  (THOUSANDS OF DOLLARS)

Deferred tax assets:
  Mark-to-market on loans held for sale ....................................    $  75,253      $    77,758
  Allowance for loan losses ................................................       73,098           79,029
  Compensation related items ...............................................       19,396           28,459
  State income and franchise taxes .........................................        7,880           20,982
  Other - net ..............................................................            -               70
                                                                                ---------      -----------
    Total deferred tax assets ..............................................      175,627          206,298

Deferred tax liabilities:
  Loan origination costs ...................................................      (33,142)         (45,559)
  Mortgage servicing .......................................................       (6,987)          (5,210)
  Other - net ..............................................................       (3,167)               -
                                                                                ---------      -----------
     Total deferred tax liabilities ........................................      (43,296)         (50,769)
                                                                                ---------      -----------
  Net deferred tax asset ...................................................    $ 132,331      $   155,529
                                                                                =========      ===========


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

NOTE 13:   DEBT - FREMONT GENERAL CORPORATION

     The debt of Fremont General is detailed in the following table; none of the Fremont General debt is guaranteed by FIL:

                                                                                 JUNE 30,      DECEMBER 31,
                                                                                   2005            2004
                                                                                ---------      -----------
                                                                                  (THOUSANDS OF DOLLARS)

Senior Notes due 2009,
  less discount  (2005 - $1,160; 2004 - $1,317) .............................   $ 180,290      $   180,133
Liquid Yield Option Notes due 2013, ("LYONs")
  less discount (2004 - $339) ...............................................           -              611
Junior Subordinated Debentures ..............................................     103,093          103,093
                                                                                ---------      -----------
                                                                                $ 283,383      $   283,837
                                                                                =========      ===========


     On May 27, 2005, the Company notified the LYONs holders that it would redeem the entire principal amount of LYONs outstanding on June 30, 2005 at the redemption price equal to $664.37 per $1,000 principal amount. Prior to the redemption, holders had the option to convert LYONs into common stock of the Company of the rate of 38.5757 shares per $1,000 principal amount.

     Fremont General's 9% Junior Subordinated Debentures are the sole asset of Fremont General Financing I, a statutory business trust (the "Trust") wholly-owned by Fremont General. The Trust issued, and has outstanding, $100 million of 9% Trust Originated Preferred SecuritiesSM (the "Preferred Securities") which represent preferred undivided beneficial interests in the Trust.

NOTE 14: DEPOSITS, FHLB ADVANCES AND WAREHOUSE LINES OF CREDIT - FREMONT INVESTMENT & LOAN

     FIL utilizes the issuance of deposits, which are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation, Federal Home Loan Bank ("FHLB") advances and warehouse lines of credit in funding its operations.

     As of June 30, 2005, the weighted-average interest rate for savings and money market deposit accounts was 2.94% and for certificates of deposit it was 3.37%. The weighted-average interest rate for all deposits at June 30, 2005 was 3.29%.

     Certificates of deposit as of June 30, 2005 are detailed by maturity and rates as follows:

                                      MATURING BY            WEIGHTED
                     AMOUNT             JUNE 30,           AVERAGE RATE
                  -----------         ------------         ------------
                  (THOUSANDS
                  OF DOLLARS)

                  $ 6,647,946            2006                  3.36%
                       12,763            2007                  2.75%
                        3,464            2008                  4.24%
                       49,172            2009                  5.85%
                          641            2010                  2.02%
                  -----------                              ------------
                  $ 6,713,986                                  3.37%
                  ===========                              ============


     Of the total certificates of deposit outstanding at June 30, 2005, $1.6 billion were obtained through brokers.

     Interest expense on deposits is summarized as follows:

                                                                                THREE MONTHS ENDED JUNE 30,
                                                                                   2005             2004
                                                                                ---------         --------
                                                                                  (THOUSANDS OF DOLLARS)

Savings and money market deposit accounts ...................................   $  10,928         $  8,567
Certificates of deposit .....................................................      51,515           26,512
Penalties for early withdrawal ..............................................        (143)             (55)
                                                                                ---------         --------
                                                                                $  62,300         $ 35,024
                                                                                =========         ========

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                   2005             2004
                                                                                ---------         --------
                                                                                   (THOUSANDS OF DOLLARS)

Savings and money market deposit accounts ...................................   $  20,768         $ 16,874
Certificates of deposit .....................................................      91,116           53,292
Penalties for early withdrawal ..............................................        (228)            (108)
                                                                                ---------         --------
                                                                                $ 111,656         $ 70,058
                                                                                =========         ========

     Total interest payments on deposits were $59.9 million and $37.9 million, for the three month periods ended June 30, 2005 and 2004, respectively, and $108.4 million and $72.0 million, for the six months ended June 30, 2005 and 2004, respectively.

     FIL is a member of the Federal Home Loan Bank system, and as such maintains a credit line with the FHLB of San Francisco that is based upon a percentage of its total regulatory assets, subject to collateralization requirements and certain collateral sub-limits. Advances are primarily collateralized by residential loans held for sale, and to a lesser extent, by certain commercial loans held for investment. The maximum amount of credit which the FHLB will extend varies from time to time in accordance with their policies. FIL's maximum financing availability, based upon its level of regulatory assets and subject to the amount and type of collateral pledged and their respective advance rates, was $3.79 billion as of June 30, 2005. At June 30, 2005 and December 31, 2004, FIL had an approximate maximum borrowing capacity based upon its pledged loan collateral of $2.52 billion and $2.11 billion, respectively, with outstanding borrowings of $857.0 million and $900.0 million, respectively. All borrowings mature within one year. FIL pledged loans with a carrying value of $2.81 billion and $2.37 billion at June 30, 2005 and December 31, 2004, respectively, to secure the current and any future borrowings. FIL's borrowing capacity can be used to borrow under various FHLB loan programs, including adjustable and fixed-rate financing, for periods ranging from one day to 30 years, with a variety of interest rate structures available. The weighted-average interest rate on the amount outstanding at June 30, 2005 was 2.40%. The borrowing capacity has no commitment fees or cost, requires minimum levels of investment in FHLB stock (FIL receives dividend income on its investment in FHLB stock), and can be withdrawn by the FHLB if there is any significant change in the financial or operating condition of FIL and is conditional upon its compliance with certain agreements covering advances, collateral maintenance, eligibility and documentation requirements. At June 30, 2005, FIL was in compliance with all requirements of its FHLB credit facility.

     Total interest payments on advances from the FHLB were $12.3 million and $8.3 million, for the three month periods ended June 30, 2005 and 2004, respectively, and $19.7 million and $15.7 million, for the six months ended June 30, 2005 and 2004, respectively.

     FIL has a line of credit with the Federal Reserve Bank of San Francisco ("Federal Reserve") and, at June 30, 2005 and December 31, 2004, had a borrowing capacity, based upon collateral pledged, of $286.4 million and $159.0 million respectively, with no outstanding borrowings at June 30, 2005 or December 31, 2004. FIL pledged loans with a carrying value of $381.8 million and $212.1 million at June 30, 2005 and December 31, 2004, respectively to the Federal Reserve. This line of credit is provided when all other sources of funds are not reasonably available and any such advances are made with the expectation that they will be repaid when the availability of the usual source of funds is restored, usually the next business day.

     During 2003, FIL established three separate warehouse lines of credit to facilitate the funding of residential real estate loans prior to their sale or securitization. The total funding capacity available at June 30, 2005 under the three facilities was $2.5 billion, of which $1.25 billion was committed. There were no amounts outstanding on these facilities at June 30, 2005. Borrowings, if any, under each of the facilities are secured by loans held for sale as pledged by FIL. Each of the facilities is subject to certain conditions, including, but not limited to, financial and other covenants including the maintenance of certain capital and liquidity levels. At June 30, 2005, FIL was in compliance with all financial and other covenants related to these facilities.

NOTE 15:   OTHER LIABILITIES

     The following table details the composition of the Company's other liabilities as of the dates indicated:


                                                                                 JUNE 30,      DECEMBER 31,
                                                                                   2005            2004
                                                                                ---------      -----------
                                                                                  (THOUSANDS OF DOLLARS)


Deferred compensation obligation ...........................................    $  49,933      $    33,495
Borrower principal and interest due investors ..............................       41,028           11,591
Borrower escrow collections payable ........................................       33,376           23,091
Accrued incentive compensation .............................................       32,115           74,671
State income tax liability .................................................       31,998           50,887
Accounts payable ...........................................................       21,074           22,950
Premium recapture and repurchase reserve ...................................       16,271            8,645
Federal income tax liability ...............................................       20,603           50,652
Accrued Employer Stock Ownership Plan expense ..............................       18,981           29,892
Interest payable ...........................................................       16,639           12,755
Rate lock and forwards liability ...........................................        9,693            1,433
Allowance for unfunded loan commitments ....................................        8,603            7,087
Dividends payable to shareholders ..........................................        6,235            5,407
Other ......................................................................       28,944           28,975
                                                                                ---------      -----------
     Other liabilities .....................................................    $ 335,493      $   361,531
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

     The Company periodically contributes cash to a grantor stock ownership trust ("GSOP") in order to pre-fund contributions to various employee benefit plans (e.g., 401(K) match, Employee Stock Ownership Plan contribution, etc.). The Company consolidates the GSOP under the provisions of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities. The GSOP uses the contributed cash to acquire shares of the Company's common stock and the shares held by the GSOP are recorded at fair value and treated as treasury stock for purposes of calculating the Company's basic and diluted earnings per share.

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

     The following table details the composition of the Company's deferred compensation balance (which is reported as a component of stockholders' equity) as of the periods indicated:

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2005            2004
                                                                                --------      -----------
                                                                                  (THOUSANDS OF DOLLARS)


Unamortized restricted stock awards ........................................    $ 32,092      $    26,183
SERP and EBP ...............................................................      17,497           11,865
GSOP .......................................................................      11,780           20,868
                                                                                --------      -----------
     Deferred compensation .................................................    $ 61,369      $    58,916
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

     As of June 30, 2005, FIL's regulatory capital exceeded all minimum requirements to which it is subject and the most recent notification from the FDIC categorized FIL as "well-capitalized". To be categorized as "well-capitalized", the institution must maintain capital ratios as set forth in the following table; the FDIC and FIL, however, have agreed that FIL will maintain a Tier-1 Leverage Ratio of at least 8.5%. There have been no conditions or events since that notification that management believes have changed FIL's categorization as "well-capitalized". As of June 30, 2005, FIL's Tier-1 Leverage Ratio was 12.05%. Management does not anticipate any difficulties in maintaining a Tier-1 Leverage Ratio of at least 8.5%. FIL's actual regulatory amounts and the related standard regulatory minimum ratios required to qualify as well capitalized are detailed in the table below.

                                                                                   JUNE 30, 2005
                                                                                --------------------
                                                                                MINIMUM       ACTUAL
                                                                                REQUIRED      RATIO
                                                                                --------      ------


Tier-1 Leverage Capital .....................................................       5.00%      12.05%
Risk-Based Capital:
  Tier-1 ....................................................................       6.00%      18.34%
  Total .....................................................................      10.00%      19.62%

                                                                                  DECEMBER 31, 2004
                                                                                ---------------------
                                                                                MINIMUM       ACTUAL
                                                                                REQUIRED      RATIO
                                                                                --------      ------

Tier-1 Leverage Capital .....................................................       5.00%      12.71%
Risk-Based Capital:
  Tier-1 ....................................................................       6.00%      17.26%
  Total .....................................................................      10.00%      18.54%


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

                                                                                 JUNE 30,         DECEMBER 31,
                                                                                   2005              2004
                                                                                -----------       -----------
                                                                                    (THOUSANDS OF DOLLARS)

Common stockholder's equity at FIL ..........................................   $ 1,423,860       $ 1,239,701
Less:
  Disallowed portion of mortgage servicing rights ...........................        (2,232)           (1,800)
  Unrealized gains on available-for-sale securities .........................        (4,189)           (1,413)
                                                                                -----------       -----------
Total Tier-1 Capital ........................................................     1,417,439         1,236,488
Add:
  Allowable portion of the allowance for loan losses ........................        98,611            92,178
                                                                                -----------       -----------
Total Risk-Based Capital (Tier-1 and Tier-2) ................................   $ 1,516,050       $ 1,328,666
                                                                                ===========       ===========


NOTE 18:   COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ACTIVITIES

     The Company is a defendant in a number of legal actions arising in the ordinary course of business and from the discontinuance of the insurance operations. Management and its legal counsel are of the opinion that the settlement of these actions, individually or in the aggregate, will not have a material effect on the Company's business, financial position or results of operations.

     On June 2, 2004, the State of California Insurance Commissioner John Garamendi (the "Commissioner"), as statutory liquidator of Fremont Indemnity Company ("Fremont Indemnity"), filed suit in Los Angeles Superior Court against Fremont General alleging the improper utilization by Fremont General of certain net operating loss deductions ("NOLs") allegedly belonging to its Fremont Indemnity subsidiary (the "Fremont Indemnity case") and misrepresentation and concealment. This complaint involves issues that Fremont General considers were resolved in an agreement among the California Department of Insurance, Fremont Indemnity and Fremont General (the "Agreement"). The Agreement, dated July 2, 2002, was executed on behalf of the California Department of Insurance by the Honorable Harry Low, the State of California Insurance Commissioner at that time. Fremont General has honored all of its obligations under the Agreement.

     On January 25, 2005, the Company's motions to dismiss the lawsuit brought by the Commissioner, on behalf of Fremont Indemnity, against the Company were argued and heard before the Superior Court of the State of California (the "Court"). On January 26, 2005 the Court issued its rulings dismissing all the causes of action in the complaint without leave to amend, except for the 7th cause of action for alleged concealment by the Company of a potential reinsurance dispute, which was dismissed with leave to amend. The Court also found that the Company had properly utilized the NOLs in accordance with the Agreement.

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

     On May 2, 2005 the Commissioner filed an amended complaint with regard to the 7th cause of action on behalf of Fremont Indemnity against the Company alleging intentional misrepresentation, concealment and promissory fraud, which induced the Commissioner to first enter into the Agreement. On July 15, 2005, the Court dismissed the amended complaint with 20 days leave to amend. On August 4, 2005, the Commissioner filed a further amendment to the complaint, again alleging intentional misrepresentation, concealment and promissory fraud. The Company continues to believe that the complaint lacks merit.

     The Commissioner filed a second complaint against Fremont General on behalf of Fremont Indemnity as successor in interest to Comstock Insurance Company ("Comstock"), a former affiliate of Fremont Indemnity, which was subsequently merged into Fremont Indemnity. This case alleged similar causes of action regarding the usage of the NOLs as in the Fremont Indemnity case as well as improper transactions with other insurance subsidiaries and affiliates of Fremont Indemnity. This matter was deemed a related case to the Fremont Indemnity case. On April 22, 2005, the Court dismissed, without leave to amend, the entire complaint. This ruling does not address or necessarily have legal effect on the related Fremont Indemnity case. On July 22, 2005, the Company received a Notice of Appeal to the Court's April 22, 2005 dismissal of the complaint. The Company continues to believe that this litigation is without merit.

     The Company, in relation to one of its commercial real estate lending transactions, has participated in a standby letter of credit which represents a conditional obligation of the Company; this letter of credit guarantees the performance of a borrower to a third party in the amount of approximately $17.5 million.


NOTE 19:   OPERATIONS BY REPORTABLE SEGMENT

     The Company manages its operations based on the types of products and services offered by each of its strategic business units. Based on that approach the Company has grouped its products and services into two reportable segments
- Commercial and Residential Real Estate.

     The Commercial Real Estate segment originates commercial real estate loans on a nationwide basis marketed through the use of trade advertising, direct marketing, newsletters and trade shows. Loans originated consist primarily of bridge, construction and permanent loans. Substantially all of the loans originated are held in the Company's loan portfolio.

     The Residential Real Estate segment originates non-prime or sub-prime loans nationally through independent brokers on a wholesale basis. These loans are then primarily sold to third party investors on a servicing-released basis, or, to a lesser extent, securitized. Net interest income is recognized on these loans during the period that the Company holds them for sale. In addition, servicing income is realized on the loans sold into the Company's securitizations and on loans sold to other parties on an interim basis.

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

                                                        RESIDENTIAL    COMMERCIAL                    INTERSEGMENT      TOTAL
                                                        REAL ESTATE    REAL ESTATE       OTHER       ELIMINATIONS   CONSOLIDATED
                                                        -----------    -----------    -----------    ------------   ------------
                                                                                (THOUSANDS OF DOLLARS)

Three Months ended June 30, 2005
  Total revenues ....................................   $   232,317    $    81,007    $    77,283    $    (71,087)  $    319,520
  Net interest income ...............................        71,384         45,687         10,891               -        127,962
  Provision for loan losses .........................             -         (4,213)            (3)              -         (4,216)
  Net gain on whole loan sales and securitizations
    of residential real estate loans ................        91,964              -              -               -         91,964
  Mortgage servicing rights amortization ............        (5,062)             -              -               -         (5,062)
  Compensation and related ..........................        25,453          5,898         24,303               -         55,654
  Other non-interest expense ........................        12,047          2,687         13,385               -         28,119
  Income (loss) before income taxes .................       115,239         43,667         (8,873)              -        150,033
  Total consolidated assets .........................     5,549,942      3,609,216      1,840,117               -     10,999,275


Three Months ended June 30, 2004
  Total revenues ....................................   $   228,556     $   77,170    $    43,248    $    (41,308)  $    307,666
  Net interest income ...............................        68,340         50,472          2,593               -        121,405
  Provision for loan losses .........................          (350)          (111)           607               -            146
  Net gain on whole loan sales and securitizations
    of residential real estate loans ................       127,050              -              -               -        127,050
  Mortgage servicing rights amortization ............        (2,037)             -              -               -         (2,037)
  Compensation and related ..........................        40,003          8,862         19,181               -         68,046
  Other non-interest expense ........................         7,817          1,944         13,488               -         23,249
  Income (loss) before income taxes .................       149,003         43,181        (29,135)              -        163,049
  Total consolidated assets .........................     5,377,498      3,694,461      1,303,715               -     10,375,674


                                                        RESIDENTIAL    COMMERCIAL                    INTERSEGMENT      TOTAL
                                                        REAL ESTATE   REAL ESTATE         OTHER      ELIMINATIONS   CONSOLIDATED
                                                        -----------   -----------     -------------- ------------   ------------
                                                                                (THOUSANDS OF DOLLARS)

Six Months ended June 30, 2005
  Total revenues ....................................   $   461,551    $   150,628    $   136,972    $   (127,801)  $    621,350
  Net interest income ...............................       141,688         86,868         18,158               -        246,714
  Provision for loan losses .........................            (1)        (3,173)            (6)              -         (3,180)
  Net gain on whole loan sales and securitizations
    of residential real estate loans ................       200,324              -              -               -        200,324
  Mortgage servicing rights amortization ............        (9,547)             -              -               -         (9,547)
  Compensation and related ..........................        60,476         12,561         41,897               -        114,934
  Other non-interest expense ........................        22,762          1,043         24,543               -         48,348
  Income (loss) before income taxes .................       248,977         80,571        (28,337)              -        301,211
  Total consolidated assets .........................     5,549,942      3,609,216      1,840,117               -     10,999,275

Six Months ended June 30, 2004
  Total revenues ....................................   $   447,059    $   154,199    $    88,425    $    (81,311)  $    608,372
  Net interest income ...............................       132,374        102,983          3,611               -        238,968
  Provision for loan losses .........................         6,291         10,548           (294)              -         16,545
  Net gain on whole loan sales and securitizations
    of residential real estate loans ................       249,246              -              -               -        249,246
  Mortgage servicing rights amortization ............        (3,407)             -              -               -         (3,407)
  Compensation and related ..........................        79,774         17,718         37,738               -        135,230
  Other non-interest expens .........................        17,001          6,714         22,294               -         46,009
  Income (loss)before income taxes ..................       282,128         71,872        (49,258)              -        304,742
  Total consolidated assets .........................     5,377,498      3,694,461      1,303,715               -     10,375,674


NOTE 20:   EARNINGS PER SHARE

     Earnings per share have been computed based on the weighted-average number of shares. The following tables set forth the computation of basic and diluted earnings per share:

                                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                               JUNE 30,                 JUNE 30,
                                                                         -----------------------  -----------------------
                                                                          2005         2004        2005         2004
                                                                        --------   ----------  ----------   ----------
                                                                             (THOUSANDS OF SHARES AND DOLLARS,
                                                                                  EXCEPT PER SHARE DATA)

Net income
  (numerator for basic earnings per share) ..........................   $ 90,770     $ 95,378     $ 180,872     $ 178,041
Effect of dilutive securities:
  LYONs .............................................................          4            5             8            10
                                                                        --------     --------      --------     ---------
Net income available to common stockholders after assumed
  conversions (numerator for diluted earnings per share) ............   $ 90,774     $ 95,383     $ 180,880     $ 178,051
                                                                        ========     ========     =========     =========


Weighted-average shares
  (denominator for basic earnings per share) ........................     72,759       72,027        72,271        71,632
Effect of dilutive securities using the treasury stock method for restricted stock and stock options:
    Restricted stock ................................................      1,132        1,371         1,023         1,357
    Employee benefit plans ..........................................      1,203            -         1,090             -
    Stock options ...................................................         87          129            97           129
    LYONs ...........................................................         33           40            34            40
                                                                        --------     --------     ---------     ---------
Dilutive potential common shares ....................................      2,455        1,540         2,244         1,526
                                                                        --------     --------     ---------     ---------
Adjusted weighted-average shares and assumed conversions
  (denominator for diluted earnings per share) ......................     75,214       73,567        74,515        73,158
                                                                        ========     ========     =========     =========

Basic earnings per share ............................................   $   1.25     $   1.32     $    2.50     $    2.49
                                                                        ========     ========     =========     =========
Diluted earnings per share ..........................................   $   1.21     $   1.30     $    2.43     $    2.43
                                                                        ========     ========     =========     =========

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

o the ability to maintain an effective system of internal and financial disclosure controls, and to identify and remediate any control deficiencies, under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and

o other events, risks and uncertainties discussed elsewhere in this Form 10-Q, the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and from time to time in Fremont's other reports, press releases and filings with the Securities and Exchange Commission.

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

     FIL has two primary lending operations, commercial and residential real estate, both of which are done on a nationwide basis. FIL's commercial real estate lending operation includes nine regional offices and, as of June 30, 2005, had loans outstanding in 36 states. The residential real estate lending platform originated loans from 46 states through its five regional loan production centers during the second quarter of 2005. FIL funds its operations primarily through deposit accounts sourced in California that are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation ("FDIC") and, to a lesser extent, advances from the Federal Home Loan Bank of San Francisco ("FHLB"). As such, FIL is regulated by the FDIC and the Department of Financial Institutions of the State of California ("DFI").

     FIL's residential real estate lending operation originates first and, to a lesser degree, second mortgage loans on a wholesale basis through a network of independent mortgage brokers. FIL offers mortgage products that are designed for borrowers who do not generally satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders, such as Fannie Mae and Freddie Mac and are commonly referred to as "non-prime" or "sub-prime". These borrowers generally have considerable equity in the properties securing their loans, but have impaired or limited credit profiles or higher debt-to-income ratios than conventional mortgage lenders allow. The borrowers also include individuals who, due to self-employment or other circumstances, have difficulty documenting their income through conventional means. FIL seeks to mitigate its exposure to credit risk through underwriting standards that strive to ensure appropriate loan to collateral valuations. All of the residential real estate loans that FIL originates are currently either sold in whole loan sales to various financial institutions or, to a lesser extent, securitized and sold to various investors. The Company has retained some of these loans as held for investment in prior periods and may do so again in the future.

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

     The Company's two operating lines of business are designed to be somewhat counter-cyclical and to provide balance in varying economic cycles; however, both of the Company's operating businesses are influenced by the overall condition of the economy, in particular the interest rate environment and, as a result, experience cyclicality in volume, loan losses and earnings. The Company strives to manage its operations so as to optimize operational efficiency and to maintain risks within acceptable parameters. The Company's lending operations generate income as follows:

o All of the residential real estate loans originated are currently sold for varying levels of gain through whole loan sales to other financial institutions, and to a lesser degree, to various investors through securitization transactions. A held for sale valuation reserve, a loan repurchase reserve and a premium recapture reserve are maintained and adjusted through provisions (which are either an expense or a credit to income) that are recognized in the consolidated statements of income. Net interest income is recognized on the loans originated during the period that the Company holds them for sale. Servicing income is realized on the loans sold into the Company's securitizations and on an interim basis for loans sold to other financial institutions.

o Commercial real estate loans, which are held for investment, generate net interest income on the difference between the rates charged on the loans and the cost of borrowed funds. An allowance for loan losses is maintained and adjusted through provisions (which are either an expense or a credit to income) that are recognized in the consolidated statements of income.



     The principal market risks the Company faces are interest rate risk, which is the risk that the valuation of the Company's interest-sensitive loans and liabilities and its net interest income will change due to changes in interest rates, and liquidity risk, which is the ability of the Company to access the necessary funding and capital resources, in a cost-effective manner, to fund its loan originations or to sell its loans held for sale. The Company endeavors to mitigate interest rate risk by attempting to match the rate reset (or repricing) characteristics of its assets with its liabilities. The Company also utilizes forward loan sale commitments to provide liquidity and to hedge its loans held for sale. The objective of the Company's interest rate and liquidity risk management activities is to reduce the risk of operational disruption and to reduce the volatility in income caused by changes in interest rates; however, the mortgage banking industry is inherently subject to income volatility due to the effect of interest rate variations on loan production volume, premiums realized on loan sales and securitizations, as well as loan pre-payment patterns, which in turn affects the valuation of the Company's residual interests and mortgage servicing rights, as well as the amount of loan servicing income realized.

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


EARNINGS PERFORMANCE

     The Company reported income before income taxes of $150.0 million for the second quarter of 2005 as compared to $163.0 million for the second quarter of 2004. For the first six months of 2005, income before income taxes totaled $301.2 million, as compared to $304.7 million for the first six months of 2004. The decrease in income before income taxes for the second quarter and first six months of 2005 represent decreases of 8.0% and 1.2% over the results for the second quarter and first six months of 2004, respectively. This is primarily a result of decreased levels of the net gain on whole loan sales and securitizations of residential real estate loans, partially offset by a lower provision for loan losses, an increase in net interest income and loan servicing income, as well as a reduction in non-interest expense.

     The Company reported net income of $90.8 million for the second quarter of 2005. This is compared to net income of $95.4 million for the second quarter of 2004. For the first six months of 2005, net income totaled $180.9 million, as compared to $178.0 million for the first six months of 2004.


NET INTEREST INCOME

     The Company recorded net interest income for the second quarter and first six months of 2005 of $128.0 million and $246.7 million as compared to $121.4 million and $239.0 million for the second quarter and first six months of 2004, respectively. The increase in net interest income is primarily a result of an increase in the average interest-earning assets, primarily the residential real estate loans held for sale. Total average interest-earning assets increased 16% to $11.6 billion during the second quarter of 2005, as compared to $10.0 billion during the second quarter of 2004. The net interest income margin as a percentage of average interest-earning assets decreased to an annualized 4.42% for the second quarter of 2005 from 4.88% for the second quarter of 2004. Total average interest-earning assets increased 13% to $11.0 billion for the first six months of 2005, as compared to $9.7 billion during the first six months of 2004. The net interest income margin decreased to an annualized 4.52% for the first six months of 2005 from 4.94% for the first six months of 2004. Net interest income is impacted by the volume, mix and rate of interest-earning assets and interest-bearing liabilities. The decrease in the Company's net interest margin is due primarily to higher funding costs relative to the yields realized on loans outstanding during the second quarter and first six months of 2005. In particular, yields on the Company's residential real estate loans held for sale remained essentially static during the first six months of 2005, while the underlying cost of funds increased during the same period.

     The following tables identify the consolidated interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins, as well as an analysis of changes in net interest income due to volume and rate changes, for the second quarter and first six months of 2005 and 2004:

                                                                            THREE MONTHS ENDED JUNE 30,
                                                  -------------------------------------------------------------------------------
                                                                    2005                                      2004
                                                  -------------------------------------      ------------------------------------
                                                     AVERAGE                     YIELD/         AVERAGE                    YIELD/
                                                     BALANCE       INTEREST       COST          BALANCE       INTEREST      COST
                                                  ------------     ---------    ------      ------------      ---------   -------
                                                                         (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (1):
  Commercial real estate loans .................. $  3,864,369     $  76,457       7.94%     $  3,937,043     $  73,087      7.47%
  Residential real estate loans (2) .............    6,971,662       125,849       7.24%        5,639,187        95,090      6.78%
  Syndicated commercial loans ...................            -             -          -             4,464            78      7.03%
  Residual interests in securitized loans .......       18,823         2,969      63.27%           10,077           948     37.84%
  Cash equivalents and investment securities ....      752,416         5,675       3.03%          412,866         1,826      1.78%
                                                  ------------     ---------     ------      ------------     ---------   -------
     Total interest-earning assets .............. $ 11,607,270     $ 210,950       7.29%     $ 10,003,637     $ 171,029      6.88%
                                                  ============     =========     ======      ============     =========   =======

Interest-bearing liabilities:
  Time deposits ................................. $  6,510,178     $  51,396       3.17%     $  5,202,471     $  26,433      2.04%
  Savings deposits ..............................    1,640,279        10,904       2.67%        1,780,940         8,590      1.94%
  FHLB advances .................................    1,823,463        12,213       2.69%        1,864,626         8,331      1.80%
  Warehouse lines of credit .....................      230,658         2,337       4.06%                -           125         -
  Senior Notes due 2004 .........................            -             -          -                 -             -         -
  Senior Notes due 2009 .........................      181,450         3,650       8.05%          186,716         3,765      8.07%
  LYONs .........................................          386             7       7.27%              646             8      4.98%
  Junior Subordinated Debentures ................      103,093         2,320       9.00%          103,093         2,320      9.00%
  Other .........................................       29,166           161       2.21%           10,272            52      2.04%
                                                  ------------     ---------     ------      ------------     ---------   -------
    Total interest-bearing liabilities .......... $ 10,518,673     $  82,988       3.16%     $  9,148,764     $  49,624      2.18%
                                                  ============     =========     ======      ============     =========   =======

Net interest income .............................                  $ 127,962                                  $ 121,405
                                                                   =========                                  =========

Percent of average interest-earning assets:
  Interest income ...............................                                  7.29%                                     6.88%
  Interest expense ..............................                                  2.87%                                     2.00%
                                                                                 ------                                   -------
  Net interest margin ...........................                                  4.42%                                     4.88%
                                                                                 ======                                   =======


(1)   Average loan balances include non-accrual loan balances.
(2)   Includes loans held for sale and other.

                                                                             SIX MONTHS ENDED JUNE 30,
                                                  -------------------------------------------------------------------------------
                                                                    2005                                      2004
                                                  -------------------------------------      ------------------------------------
                                                     AVERAGE                     YIELD/        AVERAGE                     YIELD/
                                                     BALANCE       INTEREST       COST         BALANCE        INTEREST      COST
                                                  ------------     ---------    ------      ------------      ---------   -------
                                                                         (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (1):
  Commercial real estate loans .................. $  3,743,649     $ 142,849       7.69%     $  3,973,393     $ 149,391      7.56%
  Residential real estate loans (2) .............    6,601,538       236,959       7.24%        5,357,741       183,289      6.88%
  Syndicated commercial loans ...................            -             -          -             5,206            78      3.01%
  Residual interests in securitized loans .......       17,050         4,307      50.94%            8,954         1,594     35.80%
  Cash equivalents and investment securities ....      635,183         8,759       2.78%          388,318         3,384      1.75%
                                                  ------------     ---------     ------      ------------     ---------   -------
     Total interest-earning assets .............. $ 10,997,420     $ 392,874       7.20%     $  9,733,612     $ 337,736      6.98%
                                                  ============     =========     ======      ============     =========   =======

Interest-bearing liabilities:
  Time deposits ................................. $  6,204,962     $  90,963       2.96%     $  5,196,973     $  53,185      2.06%
  Savings deposits ..............................    1,694,871        20,693       2.46%        1,759,686        16,873      1.93%
  FHLB advances .................................    1,586,223        19,719       2.51%        1,690,698        15,748      1.87%
  Warehouse lines of credit .....................      115,966         2,556       4.44%                -           250         -
  Senior Notes due 2004 .........................            -             -          -             9,471           372      7.86%
  Senior Notes due 2009 .........................      181,450         7,301       8.05%          188,708         7,601      8.06%
  LYONs .........................................          480            15       6.30%              650            17      5.26%
  Junior Subordinated Debentures ................      103,093         4,639       9.00%          103,093         4,639      9.00%
  Other .........................................       27,140           274       2.04%            8,310            83      2.01%
                                                  ------------     ---------     ------      ------------     ---------   -------
    Total interest-bearing liabilities .......... $  9,914,185     $ 146,160       2.97%     $  8,957,589     $  98,768      2.22%
                                                  ============     =========     ======      ============     =========   =======

Net interest income .............................                  $ 246,714                                  $ 238,968
                                                                   =========                                  =========

Percent of average interest-earning assets:
  Interest income ...............................                                  7.20%                                     6.98%
  Interest expense ..............................                                  2.68%                                     2.04%
                                                                                 ------                                   -------
  Net interest margin ...........................                                  4.52%                                     4.94%
                                                                                 ======                                   =======

(1)   Average loan balances include non-accrual loan balances.
(2)   Includes loans held for sale and other.

                                                       THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                         2005 COMPARED TO 2004                       2005 COMPARED TO 2004
                                                --------------------------------------       -------------------------------------
                                                     CHANGE DUE TO                                CHANGE DUE TO
                                                ------------------------                     -----------------------
                                                 VOLUME          RATE          TOTAL          VOLUME          RATE         TOTAL
                                                -------       ----------     ---------       ---------      --------      --------
                                                                               (THOUSANDS OF DOLLARS)

 Cash equivalent and investment
 securities ................................    $  2,492      $    1,357     $   3,849       $   3,208      $   2,167     $  5,375
 Loans:
   Commercial real estate ..................      (1,438)          4,808         3,370          (8,767)         2,225       (6,542)
   Residential real estate .................      24,045           6,716        30,761          44,617          9,066       53,683
   Other ...................................       1,388             553         1,941           2,073            549        2,622
                                                --------      ----------     ---------       ---------      ---------      -------
  Total Loans ..............................      23,995          12,077        36,072          37,923         11,840       49,763
                                                --------      ----------     ---------       ---------      ---------      -------
 Total increase in interest income .........      26,487          13,434        39,921          41,131         14,007       55,138
                                                --------      ----------     ---------       ---------      ---------      -------
 Time deposits .............................     (10,324)        (14,639)      (24,963)        (14,777)       (23,001)     (37,778)
 Savings deposits ..........................         935          (3,249)       (2,314)            791         (4,611)      (3,820)
 FHLB advances .............................         276          (4,158)       (3,882)          1,299         (5,270)      (3,971)
 Warehouse lines of credit .................      (2,212)              -        (2,212)         (2,306)             -       (2,306)
 Senior Notes due 2004 and 2009 ............         115               -           115             672              -          672
 LYONs .....................................           1               -             1               2              -            2
 Junior Subordinated Debentures ............           -               -             -               -              -            -
 Other .....................................        (104)             (5)         (109)           (190)            (1)        (191)
                                                --------      ----------     ---------       ---------      ---------      -------
 Total decrease in interest expense ........     (11,313)        (22,051)      (33,364)        (14,509)       (32,883)     (47,392)
                                                --------      ----------     ---------       ---------      ---------      -------
 Increase (decrease) in net interest
  income ...................................    $ 15,174      $   (8,617)    $   6,557       $  26,622      $ (18,876)    $  7,746
                                                ========      ==========     =========       =========      =========    ==========


NON-INTEREST INCOME

WHOLE LOAN SALES AND SECURITIZATIONS OF RESIDENTIAL REAL ESTATE LOANS

     The gain on the sale of residential real estate loans decreased from $127.1 million in the second quarter of 2004 to $92.0 million for the second quarter of 2005 in spite of a significant increase in the volume of loans sold and securitized in the second quarter of 2005 as compared to the second quarter of 2004. For the first six months of 2005, the gain on the sale of residential real estate loans decreased to $200.3 million, as compared to $249.2 million for the first six months of 2004. The decrease in gain on sale is primarily attributable to the realization of lower gross premiums on loans sold and securitized in the second quarter and first six months of 2005, as compared to the second quarter and first six months of 2004, as a result of lower interest rate margins reflecting increased price competition in the non-prime mortgage origination market.

     A total of $9.8 billion in loans were sold (including loans sold via securitization) during the second quarter of 2005, as compared to loan sales and securitizations of $5.2 billion during the second quarter of 2004. For the first six months of 2005, a total of $16.8 billion in loans were sold (including loans sold via securitization), as compared to loan sales of $9.8 billion during the first six months of 2004. The average gross premium on loans sold and securitized during the second quarter of 2005 was 2.75% as compared to an average of 4.04% for the second quarter of 2004. For the first six months of 2005, the average gross premium on loans sold was 2.79% as compared to an average of 4.16% for the first six months of 2004.

     The Company realized a net loss on its derivative instruments utilized to hedge the impact of interest rate volatility on its residential real estate lending activities during the second quarter and first six months of 2005. This net loss primarily resulted from a decrease in the underlying interest rate indices (primarily the two-year swap rate) which conversely had a positive impact upon the gross loan sale and securitization premiums realized during the same period. During the first quarter of 2005, the Company realized a net gain on its hedging activities. Such premiums and the gain or loss on derivative instruments have exhibited, and are expected to continue to exhibit, variability (often significant) based on various economic and interest rate environments, as well as on the Company's loan sale and hedging activity levels and their timing. The Company also reported higher provisions for valuation and repurchase reserves for the second quarter and first six months of 2005 (0.16% and 0.13% of total net loan sales and securitizations, respectively), as compared to the similar periods in 2004 (0.08% and 0.09%, respectively). This is primarily due to relative increases in loan repurchases in 2005 and the level of second mortgages in the loans held for sale as of June 30, 2005. The Company is in the process of enhancing its estimation methodology for its valuation and repurchase reserves; this process may result in different levels of provisions in future periods. The net gain percentage (the net gain after direct costs, net gains or losses on derivative instruments, provisions for premium recapture and valuation and repurchase reserves, divided by net loans sold) on these sales decreased from 2.46% in the second quarter of 2004 to 0.93% in the second quarter of 2005. For the first six months of 2005, the gain percentage on these sales decreased to 1.19% as compared to 2.56% in the first six months of 2004.

     The following tables provide the amounts of loans sold during the respective periods and additional detail on the gain on sale:

                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              JUNE 30,                       JUNE 30,
                                                                    ---------------------------     ---------------------------
                                                                       2005            2004            2005            2004
                                                                    -----------     -----------     -----------      ----------
                                                                               (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)


Whole loan sales of residential real estate loans ...............   $ 8,776,193     $ 4,385,574     $ 14,625,502     $ 8,180,889
Securitizations of residential real estate loans ................       981,717         790,125        2,191,566       1,622,758
                                                                    -----------     -----------     ------------     -----------
Total loan sales and securitization - net of repurchases ........   $ 9,757,910     $ 5,175,699     $ 16,817,068     $ 9,803,647
                                                                    ============    ===========     ============     ===========

Gross premium recognized on loan sales and securitizations ......   $   268,120     $   208,849     $    469,816     $   408,077
Provision for premium recapture and reversal ....................       (10,038)         (4,249)         (17,594)        (12,942)
Net gain (loss) on derivative instruments .......................       (25,573)          1,678           (8,385)          3,629
Direct costs of loan originations - net of origination points
 and fees .......................................................      (125,464)        (75,081)        (221,657)       (140,153)
                                                                    -----------     -----------     ------------     -----------
                                                                        107,045         131,197          222,180         258,611
Provision for valuation and repurchase reserves .................       (15,081)         (4,147)         (21,856)         (9,365)
                                                                    -----------     -----------     ------------     -----------
      Net gain on sale ..........................................   $    91,964     $   127,050     $    200,324     $   249,246
                                                                    ===========     ===========     ============     ===========


Gross premium recognized on loan sales and securitizations ......          2.75%           4.04%            2.79%           4.16%
Provision for premium recapture and reversal ....................         (0.10%)         (0.08%)          (0.10%)         (0.13%)
Net gain (loss) on derivative instruments .......................         (0.27%)          0.03%           (0.05%)          0.04%
Direct costs of loan originations - net of origination points
  and fees ......................................................         (1.29%)         (1.45%)          (1.32%)         (1.42%)
                                                                    -----------     -----------      -----------     -----------
                                                                           1.09%           2.54%            1.32%           2.65%
Provision for valuation and repurchase reserves .................         (0.16%)         (0.08%)          (0.13%)         (0.09%)
                                                                    -----------     -----------      -----------     -----------
     Net gain on sale ...........................................          0.93%           2.46%            1.19%           2.56%
                                                                    ===========     ===========      ===========     ===========


o Percentages are of total loan sales and securitizations, net of repurchases, during the period indicated.
o Premium recapture and reversal is the reversal or recapture of premium on loans sold which either prepay early per the terms of each sales contract or for certain loans repurchased from prior sales; includes some interest adjustment on loans repurchased.
o Provision for valuation and repurchase reserves represents adjustments to the valuation allowance for the Company's held for sale loans and adjustments to the Company's repurchase reserve for the effect of loans estimated to be repurchased.

LOAN SERVICING AND OTHER NON-INTEREST INCOME

     The components of the Company's loan servicing and other non-interest income for the second quarter and first six months of 2005 and 2004 are indicated in the following tables:

                                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                  JUNE 30,                   JUNE 30,
                                                             2005         2004          2005          2004
                                                           --------     --------      --------      --------
                                                                        (THOUSANDS OF DOLLARS)

Loan Servicing Income:
  Servicing fee income:
    Securitization transactions .......................    $  5,214     $  2,583      $  9,593      $  4,351
    Interim ...........................................       7,768        4,175        14,276         7,972
    Other .............................................         641           -          1,472             -
                                                           --------     --------      --------      --------
                                                             13,623        6,758        25,341        12,323
    Ancillary income ..................................       2,063        1,126         4,033         2,229
    Other .............................................         515         (254)          814          (383)
                                                           --------     --------      --------      --------
                                                           $ 16,201     $  7,630      $ 30,188      $ 14,169
                                                           ========     ========      ========      ========


    MSR Amortization and Impairment:
    MSR amortization ..................................    $ (5,062)    $ (2,037)     $ (9,547)     $ (3,407)
    MSR impairment provision ..........................         255       (2,477)         (164)       (2,477)
                                                           --------     --------      --------      --------
                                                           $ (4,807)    $ (4,514)     $ (9,711)     $ (5,884)
                                                           ========     ========      ========      ========


Other Non-Interest Income:
    Prepayment fees:
      Commercial real estate ..........................    $    420     $  2,646      $   1,381     $   3,211
      Residential real estate .........................         712        2,286          1,274         3,854
    Commercial real estate transaction fees ...........       3,773        1,420          5,836         2,144
    All other .........................................         879          119            974         3,896
                                                           --------     --------      ---------     ---------
                                                           $  5,784     $  6,471      $   9,465     $  13,105
                                                           ========     ========      =========     =========

     The Company's loan servicing income (which is all related to residential real estate), before mortgage servicing rights amortization and impairment provision, increased from $7.6 million in the second quarter of 2004 to $16.2 million for the second quarter of 2005. For the first six months of 2005 loan servicing income was $30.2 million versus $14.2 million for the first six months of 2004. This increase was due to an increase in residential real estate loan origination volume, which resulted in an increase in loan securitization activity and higher levels of interim servicing during the second quarter and first six months of 2005 as compared to the second quarter and first six months of 2004. The additional loan securitization activity also created a higher level of MSRs, which resulted in an increase in the amortization (expense) of the MSRs in 2005 versus 2004.

     The Company was servicing approximately $21.0 billion in principal balance of loans as of June 30, 2005. The Company intends to continue to service the loans held for sale and those loans it securitizes; however, it currently does not contemplate servicing a significant amount of loans sold to other parties for more than on an interim basis. The following is a breakdown of the principal balance of the loans being serviced by categorization as of the periods indicated:


                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2005            2004
                                                                                --------      -----------
                                                                                  (MILLIONS OF DOLLARS)

Loans in securitizations ...................................................    $  4,485      $     3,172
Loans held for sale ........................................................       5,477            5,420
Loans sold and serviced on an interim basis ................................      11,022            6,364
                                                                                --------      -----------
                                                                                $ 20,984      $    14,956
                                                                                ========      ===========


PROVISION FOR LOSSES

     The provision for loan losses decreased from $146,000 in the second quarter of 2004 to a $4.2 million credit to income for the second quarter of 2005. For the first six months of 2005, the provision for loan losses was a $3.2 million credit to income versus a $16.5 million expense for the first six months of 2004. The decrease in the provision was primarily a result of a significant decrease in the net charge-offs and level of non-accrual loans experienced for the commercial real estate loans held for investment during 2005. In addition, the Company has continued to reduce its exposure to commercial real estate loans secured by hotel and lodging properties which have been the majority of the non-accrual loans and net charge-offs in prior periods. The provision for loan losses represents the current period expense (or credit to income) associated with maintaining an appropriate allowance for loan losses. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition and concentrations of the loan portfolio, the number and balances of non-accrual loans, delinquencies, the level of restructured loans, assessment by management of the inherent risk in the portfolio, the value of the underlying collateral and the general economic conditions in the commercial real estate markets in which the Company lends. Periodic fluctuations in the provision for loan losses and the allowance for loan losses result from management's on-going assessment of their adequacy.


NON-INTEREST EXPENSE

     Non-interest expense decreased during the second quarter and first six months of 2005, as compared to the second quarter and first six months of 2004. Compensation expense for the second quarter of 2005 represented most of the change as it decreased to $55.7 million from $68.0 million in the second quarter of 2004. The decrease is due primarily to an increase in the capitalization level of direct loan origination costs and, to a lesser degree, lower levels of accrued incentive compensation, partially offset by increased compensation expense related to the higher residential real estate loan origination volume and an increase in the loan servicing portfolio. The Company decreased its internal commission costs related to its residential real estate loan production during 2005 as compared to 2004, thus limiting the amount of increase in compensation expense associated with an increase in residential real estate loan production. Compensation and non-compensation related operating expenses are detailed in the following tables:

                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
                                                                       ----------------------     -------------------------
                                                                         2005          2004          2005          2004
                                                                       --------      --------      ---------     ----------
                                                                                      (THOUSANDS OF DOLLARS)

Compensation and related ...........................................  $  55,654      $  68,046      $ 114,934      $ 135,230
Occupancy ..........................................................      6,942          3,552         13,877          7,078
Other ..............................................................     28,119         23,249         48,348         46,009
                                                                      ---------      ---------      ---------      ---------
Total non-interest expense .........................................  $  90,715      $  94,847      $ 177,159      $ 188,317
                                                                      =========      =========      =========      =========

                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
                                                                      -------------------------     ------------------------
                                                                        2005            2004          2005           2004
                                                                      ---------       ---------     ---------      ---------
                                                                                        (THOUSANDS OF DOLLARS)

Total compensation and related .....................................  $ 125,803       $ 117,747     $ 250,353      $ 227,457
Deferral of loan origination costs (1) .............................    (70,149)        (49,701)     (135,419)       (92,227)
                                                                      ---------       ---------     ---------      ---------
Compensation and related ...........................................  $  55,654       $  68,046     $ 114,934      $ 135,230
                                                                      =========       =========     =========      =========



(1) Incremental direct costs associated with the origination of loans are deferred when incurred. For residential real estate loans, when the related loan is sold, the deferred costs are included as a component of net gain on sale.

     Other non-interest expense for the second quarter and first six months of June 30, 2005 and 2004 is summarized below:


                                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                               JUNE 30,                    JUNE 30,
                                                                        ----------------------      ----------------------
                                                                          2005          2004          2005          2004
                                                                        --------      --------      --------      --------
                                                                                      (THOUSANDS OF DOLLARS)


Legal, professional and other outside services .....................    $  7,327      $  7,935      $ 12,775      $ 12,998
Information technology .............................................       3,948         3,106         7,269         5,645
Printing, supplies and postage .....................................       3,990         2,866         7,595         5,634
Advertising and promotion ..........................................       2,740         2,354         5,442         4,187
Auto and travel ....................................................       2,137         2,101         4,267         3,965
Leasing and loan expense ...........................................       1,351           455         3,304         3,035
Net real estate owned expenses .....................................         195           214        (4,635)        2,618
Telephone ..........................................................       1,296         1,012         2,157         1,794
All other ..........................................................       5,135         3,206        10,174         6,133
                                                                        --------      --------      --------      --------
Other expenses .....................................................    $ 28,119      $ 23,249      $ 48,348      $ 46,009
                                                                        ========      ========      ========      ========

INCOME TAXES

     Income tax expense of $59.3 million and $67.7 million for the quarters ended June 30, 2005 and 2004, represent effective tax rates of 39.5% and 41.5%, respectively, on income before income taxes of $150.0 million and $163.0 million for the same respective periods. For the six month periods ended June 30, 2005 and 2004, income tax expense of $120.3 million and $126.7 million, represent effective tax rates of 40.0% and 41.6%, respectively, on income before income taxes of $301.2 million and $304.7 million for the same respective periods. The decreases in effective tax rates during 2005 are primarily a result of the changing geographic mix of the Company's operations which has resulted in more of the Company's taxable income being subject to tax in states with lower tax rates. The effective tax rates for all periods presented are different than the Federal enacted tax rate of 35%, due mainly to various apportioned state income tax provisions resulting from the Company's nationwide lending operations.


REVIEW OF FINANCIAL CONDITION

LOANS HELD FOR SALE

     The Company's residential real estate loans held for sale have held steady at $5.5 billion at December 31, 2004 and June 30, 2005. During the second quarter of 2005, residential real estate loan originations totaled $9.24 billion as compared to $5.89 billion for the second quarter of 2004. During the first six months of 2005, residential real estate loan originations totaled $17.01 billion as compared to $10.98 billion for the first six months of 2004. The following table details the loans held for sale as of the dates indicated:

                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    2005            2004
                                                                                -----------      -----------
                                                                                   (THOUSANDS OF DOLLARS)

Loan principal balance:
  1st  trust deeds ..........................................................   $ 4,960,655      $ 5,036,724
  2nd trust deeds ...........................................................       516,448          383,039
                                                                                -----------      -----------
                                                                                  5,477,103        5,419,763
Basis adjustment for fair value hedge accounting ............................         1,375           (1,327)
  Net deferred direct origination costs .....................................        65,544           74,514
  Less:  Valuation reserve ..................................................       (54,654)         (38,258)
                                                                                -----------      -----------
  Loans held for sale - net .................................................   $ 5,489,368      $ 5,454,692
                                                                                ===========      ===========

     The following tables profile the loan origination volume for the periods indicated:

                                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                             JUNE 30,                         JUNE 30,
                                                                  ----------------------------      ------------------------------
                                                                     2005             2004              2005              2004
                                                                  ------------     -----------      ------------      ------------
                                                                                (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

LOAN ORIGINATION VOLUME BY LIEN POSITION:
  Firsts ......................................................   $ 8,433,079      $ 5,549,589      $ 15,593,510      $ 10,435,561
  Seconds .....................................................       810,600          341,906         1,411,841           549,035
                                                                  -----------      -----------      ------------      -----------
                                                                  $ 9,243,679      $ 5,891,495      $ 17,005,351      $ 10,984,596
                                                                  ===========      ===========      ============      ============

FOR FIRST MORTGAGES ORIGINATION VOLUME ONLY:
  Average loan size ...........................................   $   241,166      $   211,550      $    237,829      $    209,530
  Weighted-average coupon .....................................          7.15%            6.83%             7.10%             6.86%
  Average bureau credit score (FICO) ..........................           624              621               623               621
  Average loan-to-value (LTV) .................................          81.0%            80.9%             81.0%             81.4%
  Percentage of interest-only loan volume .....................          27.0%            20.2%             26.3%             16.7%

  Product Mix:
  ARM - 2/28 ..................................................          85.7%            78.6%             86.1%             75.1%
  ARM - 3/27 ..................................................           2.9%             4.5%              2.9%              4.1%
  ARM - 5/25 ..................................................           0.9%             0.0%              0.9%              0.0%
  Fixed .......................................................          10.5%            16.9%             10.1%             20.8%
                                                                  -----------      -----------      ------------      ------------
                                                                        100.0%           100.0%            100.0%            100.0%
                                                                  ===========      ===========      ============      ============


  LOAN PURPOSE:
  Purchase ....................................................          49.5%            42.8%             47.6%             40.5%
  Refinance ...................................................          50.5%            57.2%             52.4%             59.5%
                                                                  -----------      -----------     -------------      ------------
                                                                        100.0%           100.0%            100.0%            100.0%
                                                                  ===========      ===========     =============      ============



FOR SECOND MORTGAGES ORIGINATION VOLUME ONLY:
  Average loan size ...........................................   $    50,751      $    40,952     $      49,102      $     39,255
  Weighted-average coupon .....................................          9.99%           10.43%            10.02%            10.58%
  Average bureau credit score (FICO) ..........................           650              651               649               648




FIRST & SECOND MORTGAGES - ORIGINATION BY GEOGRAPHIC DISPERSION:
  California ..................................................          27.9%            37.1%             29.0%             37.5%
  New York ....................................................          11.1%            10.1%             11.0%             11.2%
  Florida .....................................................          10.6%             7.7%             10.2%              7.8%
  New Jersey ..................................................           6.8%             6.5%              6.9%              5.2%
  Maryland ....................................................           5.5%             3.9%              5.3%              3.7%
  All other states ............................................          38.1%            34.7%             37.6%             34.6%
                                                                  -----------      -----------     -------------      ------------
                                                                        100.0%           100.0%            100.0%            100.0%
                                                                  ===========      ===========     =============      ============


LOANS HELD FOR INVESTMENT

     The Company's net loans held for investment before the allowance for loan losses was approximately $3.74 billion at June 30, 2005, as compared to $3.48 billion at December 31, 2004. The following tables show the total commercial real estate new loan commitment volume for the periods indicated:

                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                               JUNE 30,                         JUNE 30,
                                                                     ---------------------------      ----------------------------
                                                                         2005            2004             2005             2004
                                                                     -----------      ----------      -----------      -----------
                                                                                        (THOUSANDS OF DOLLARS)

Senior  loans ....................................................   $ 1,157,062      $  644,775      $ 2,217,735      $ 1,030,358
Mezzanine loans ..................................................             -               -                -           11,350
                                                                     -----------      ----------      -----------      -----------
                                                                     $ 1,157,062      $  644,775      $ 2,217,735      $ 1,041,708
                                                                     ===========      ==========      ===========      ===========

Average senior loan size originated ..............................   $    28,221      $   21,493      $    29,181      $    21,259
                                                                     ===========      ==========      ===========      ===========


     The following table shows detail for the Company's loans held for investment outstanding as of the dates indicated:


                                                                           JUNE 30, 2005                 DECEMBER 31, 2004
                                                                    --------------------------      --------------------------
                                                                       AMOUNT       % OF TOTAL         AMOUNT        % OF TOTAL
                                                                    -----------     ----------      -----------      ----------
                                                                               (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Commercial real estate loans:
  Bridge ........................................................   $ 1,613,630             43 %    $ 1,512,532              43 %
  Construction .................................................      1,238,396             33 %      1,020,370              29 %
  Permanent ....................................................        777,115             20 %        805,760              23 %
  Single tenant credit .........................................        139,287              4 %        177,193               5 %
                                                                    -----------    ------------     -----------    ------------
                                                                      3,768,428            100 %      3,515,855             100 %
Other ..........................................................          4,356              - %          4,526               - %
                                                                    -----------    ------------     -----------    ------------
                                                                      3,772,784            100 %      3,520,381             100 %
Net deferred loan fees and origination costs ...................        (35,996)            (1)%        (35,767)             (1)%
                                                                     ----------    ------------     -----------    ------------
                                                                      3,736,788             99 %      3,484,614              99 %
Allowance for loan losses ......................................       (159,956)            (4)%       (171,525)             (5)%
                                                                    -----------    ------------     -----------    ------------
Loans held for investment - net ................................    $ 3,576,832             95 %    $ 3,313,089              94 %
                                                                    ===========    ============     ===========    ============


     As of June 30, 2005, approximately 30.6% and 15.3% of the Company's commercial real estate loans outstanding were secured by properties located within California and New York, respectively; no other state except Florida (12.7%) represented greater than 10% of the loan portfolio. The real estate securing these loans includes a wide variety of property types including multi-family, office, retail, industrial, land development, lodging and mixed-use properties. The loans in the portfolio were distributed by property type as follows as of the dates indicated:

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2005           2004
                                                                                -------       -----------

Multi-family - Condominiums .................................................        33%               25%
Office ......................................................................        16%               18%
Land Development ............................................................        13%               12%
Commercial Mixed-Use ........................................................        10%               12%
Industrial ..................................................................         8%               11%
Retail ......................................................................         7%                7%
Multi-family - Other ........................................................         6%                5%
Hotels & Lodging ............................................................         4%                5%
Special Purpose .............................................................         3%                5%
                                                                                --------      -----------
                                                                                    100%              100%
                                                                                =======       ===========

     The following table stratifies the commercial real estate loans held for investment by loan amounts outstanding as of June 30, 2005:


                                                 NUMBER              TOTAL LOANS
        LOAN SIZE RANGE                         OF LOANS             OUTSTANDING       %
------------------------------                  --------             -----------      ---
                                                                     (THOUSANDS
                                                                     OF DOLLARS)



   $0         - $ 1 million .................         86             $    11,860        1%
>  $1 million - $ 5 million .................        117                 330,568        9%
>  $5 million - $10 million .................         95                 701,402       19%
> $10 million - $15 million .................         42                 510,620       13%
> $15 million - $20 million .................         26                 444,127       12%
> $20 million - $30 million .................         16                 393,458       10%
> $30 million - $40 million .................         17                 583,346       15%
> $40 million - $50 million .................          5                 222,776        6%
> $50 million ...............................          9                 570,271       15%
                                                --------             -----------      ---
                                                     413             $ 3,768,428      100%
                                                ========             ===========      ===


     As of June 30, 2005, the average loan size was $9.1 million (or $11.5 million when loans under $1 million are excluded) and the average loan-to-value ratio was approximately 73%, using the most current available appraised values and current loan balances outstanding.

     The Company's largest single individual commercial real estate loan outstanding (net of participation) at June 30, 2005 was $84.0 million with a total loan commitment of $84.0 million. The Company's largest net commitment for a single loan at June 30, 2005 was $101.5 million; this represents the maximum potential loan amount to the borrower. As of June 30, 2005, the largest concentration of loans (separate loans on different properties) which have a common investor or equity sponsor totaled $121.3 million in loan principal outstanding and $215.0 million in total loan commitment and is comprised of seven separate loans, all of which were performing as of June 30, 2005.

     The following tables provide additional information related to the Company's commercial real estate non-accrual loans, foreclosed assets ("REO"), restructured loans on accrual status and accruing loans past due 90 days or more, as well as reflect the related net loss experience and allowance for loan loss reconciliation applicable to the loans held for investment as of and for the respective periods ended as shown below:

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2005           2004
                                                                                --------      -----------
                                                                                  (THOUSANDS OF DOLLARS,
                                                                                     EXCEPT PERCENTS)

COMMERCIAL REAL ESTATE:

Non-accrual loans held for investment ("HFI") ...............................   $ 33,113      $    82,289
Real estate owned / foreclosed assets (REO) .................................     18,106           21,344
                                                                                --------      -----------
Total non-performing assets .................................................   $ 51,219      $   103,633
                                                                                ========      ===========


Accruing loans past due 90 days or more .....................................   $      -      $         -
                                                                                ========      ===========

Restructured loans on accrual status: ...... ................................   $ 12,412      $     9,302
                                                                                ========      ===========


Non-accrual loans to total loans HFI ........................................       0.89%            2.36%
Allowance for loan losses to total loans HFI ................................       4.28%            4.92%
Allowance for loan losses to non-accrual loans ..............................      483.0%           208.4%


                                                                                 THREE MONTHS ENDED JUNE 30, 2005
                                                                     -------------------------------------------------------
                                                                      COMMERCIAL     RESIDENTIAL
                                                                     REAL ESTATE     REAL ESTATE       OTHER         TOTAL
                                                                     -----------     -----------      -------      ---------
                                                                              (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)


Beginning allowance for loan losses ..............................   $   171,891     $         -      $    50      $ 171,941
Provision for loan losses ........................................        (4,213)              -           (3)        (4,216)

Charge-offs ......................................................        (8,197)              -            -         (8,197)
Recoveries .......................................................           428               -            -            428
                                                                     -----------     -----------      -------      ---------
  Net charge-offs ................................................        (7,769)              -            -         (7,769)
                                                                     -----------     -----------      -------      ---------
Ending allowance for loan losses .................................   $   159,909     $         -      $    47      $ 159,956
                                                                     ===========     ===========      =======      =========
Net loan charge-offs to average total loans
  held for investment ............................................          0.81%           0.00%        0.00%          0.81%
                                                                     ===========     ===========      =======      =========

                                                                                 THREE MONTHS ENDED JUNE 30, 2004
                                                                     -------------------------------------------------------

                                                                      COMMERCIAL     RESIDENTIAL
                                                                     REAL ESTATE     REAL ESTATE       OTHER         TOTAL
                                                                     -----------     -----------      -------      ---------
                                                                              (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Beginning allowance for loan losses ..............................   $   196,504     $    22,186      $ 2,126      $ 220,816
Provision for loan losses ........................................          (111)           (350)         607            146

Charge-offs ......................................................        (4,955)           (197)      (1,236)        (6,388)
Recoveries .......................................................            37              33           82            152
                                                                     -----------     -----------      -------      ---------
  Net charge-offs ................................................        (4,918)           (164)      (1,154)        (6,236)
                                                                     -----------     -----------      -------      ---------
Ending allowance for loan losses .................................   $   191,475     $    21,672      $ 1,579      $ 214,726
                                                                     ===========     ===========      =======      =========

Net loan charge-offs to average total loans
  held for investment ............................................          0.50%           0.07%      103.97%          0.51%
                                                                     ===========     ===========      =======      =========

                                                                                    SIX MONTHS ENDED JUNE 30, 2005
                                                                  ------------------------------------------------------------
                                                                      COMMERCIAL     RESIDENTIAL
                                                                     REAL ESTATE     REAL ESTATE      OTHER           TOTAL
                                                                     -----------     -----------     --------       ---------
                                                                                (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Beginning allowance for loan losses ..............................   $   171,471     $         -     $     54       $ 171,525
Provision for loan losses ........................................        (3,172)             (1)          (7)         (3,180)

Charge-offs ......................................................       (12,180)              -            -         (12,180)
Recoveries .......................................................         3,790               1            -           3,791
                                                                     -----------     -----------     --------       ---------
  Net charge-offs ................................................        (8,390)              1            -          (8,389)
                                                                     -----------     -----------     --------       ---------
Ending allowance for loan losses .................................   $   159,909     $         -     $     47       $ 159,956
                                                                     ===========     ===========     ========       =========
Net loan charge-offs to average total loans
  held for investment ............................................          0.45%           0.00%        0.00%           0.45%
                                                                     ===========     ===========     ========       =========

                                                                                    SIX MONTHS ENDED JUNE 30, 2004
                                                                     --------------------------------------------------------
                                                                      COMMERCIAL     RESIDENTIAL
                                                                     REAL ESTATE     REAL ESTATE      OTHER           TOTAL
                                                                     -----------     -----------     -------        ---------
                                                                                 (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Beginning allowance for loan losses ..............................   $   194,957     $    15,643     $  2,991       $ 213,591
Provision for loan losses ........................................        10,548           6,291         (294)         16,545

Charge-offs ......................................................       (14,166)           (382)      (1,236)        (15,784)
Recoveries .......................................................           136             120          118             374
                                                                     -----------     -----------     --------       ---------
  Net charge-offs ................................................       (14,030)           (262)      (1,118)        (15,410)
                                                                     -----------     -----------     --------       ---------
Ending allowance for loan losses .................................   $   191,475     $    21,672     $  1,579       $ 214,726
                                                                     ===========     ===========     ========       =========
Net loan charge-offs to average total loans
  held for investment ............................................          0.71%           0.06%       43.19%           0.63%
                                                                     ===========     ===========    =========       =========

     There were eight commercial real estate non-accrual loans held for investment (the largest having a balance of $11.1 million) totaling $33.1 million, or 0.9% of the total loans held for investment, as of June 30, 2005. At December 31, 2004 there were 13 commercial real estate loans totaling $82.3 million on non-accrual status, which represented 2.5% of the total loans held for investment as of that date. Loans secured by hotel and lodging properties represented 59% and 55% of the total commercial real estate loans on non-accrual status as of June 30, 2005 and December 31, 2004, respectively.

     REO related to commercial real estate loans was $18.1 million at June 30, 2005, consisting of six properties (the largest having a balance of $7.2 million), which were acquired through or in lieu of foreclosure on loans secured by real estate. At December 31, 2004 there were eight commercial real estate properties owned, totaling $21.3 million.

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

     The allowance for loan losses, as a percentage of total loans held for investment decreased to 4.28% as of June 30, 2005, as compared to 4.92% as of December 31, 2004. Total net charge-offs in the second quarter of 2005 totaled $7.8 million, as compared to $6.2 million for the second quarter of 2004. In both periods, substantially all of the charge-offs related to commercial real estate loans. The net charge-off ratio for commercial real estate loans for the first six months of 2005 was 0.45% as compared to 0.71% for the first six months of 2004. Loans secured by hotel and lodging properties represented (4.8%) and 72.3% of the total commercial real estate net (recoveries)/charge-offs for the first six months of 2005 and 2004, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The commercial and residential real estate lending activities are financed primarily through deposit accounts offered by FIL and which are insured by the FDIC. FIL offers certificates of deposit and savings and money market deposit accounts (insured by the FDIC to the legal maximum) through its 19 branches in California. FIL minimizes the costs associated with its accounts by not offering traditional checking, safe deposit boxes, ATM access and other traditional retail services. Deposits totaled $8.33 billion at June 30, 2005 and are summarized as to type as follows:

                                                                                NUMBER OF        TOTAL
                                                                                 ACCOUNTS       DEPOSITS
                                                                                ---------      -----------
                                                                                              (THOUSANDS
                                                                                              OF DOLLARS)



Savings and money market deposit accounts ...................................      32,175      $ 1,611,750

Certificates of deposit:
  Retail ....................................................................     109,922        5,139,782
  Brokered ..................................................................           -        1,574,204
                                                                                               -----------
                                                                                               $ 8,325,736
                                                                                               ===========

     FIL is also eligible for financing through the Federal Home Loan Bank of San Francisco ("FHLB"), from which financing is available based upon advance rates on certain pledged collateral and at various rates and terms. At June 30, 2005, FIL had a borrowing capacity with the FHLB of $2.52 billion, of which $857.0 million was borrowed and outstanding. The $2.52 billion in borrowing capacity was based upon a total of $2.81 billion in pledged loan collateral at June 30, 2005. FIL's maximum financing availability, based upon its regulatory assets and subject to the amount of collateral pledged and the related advance rates, was approximately $3.79 billion as of June 30, 2005.

     To add flexibility and capacity to its ability to fund the origination of residential real estate loans, the Company currently maintains three separate warehouse lines of credit. The total funding capacity of these three facilities was $2.5 billion at June 30, 2005. Borrowings, if any, under each of the facilities are secured by loans held for sale as pledged by FIL. There were no amounts outstanding at June 30, 2005. The three facilities are summarized as follows:

o $1 billion master repurchase facility ($500 million committed) with Goldman Sachs Mortgage Company expiring in February 2006, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.45%.

o $1 billion master loan and security facility ($500 million committed) with Greenwich Capital Financial Products expiring in September 2005, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.45%.

o $500 million master repurchase facility ($250 million committed) with Credit Suisse First Boston Mortgage Capital expiring in January 2006, secured by certain residential real estate loans held for sale, interest at overnight LIBOR plus a margin of 0.50%.

     Each of the facilities is subject to certain conditions, including but not limited to financial and other covenants. At June 30, 2005, FIL was in compliance with all financial and other covenants under these facilities.

     In addition, FIL has a line of credit with the Federal Reserve Bank of San Francisco ("FRB") with a borrowing capacity of $286.4 million at June 30, 2005. There were no amounts outstanding under the line of credit with the FRB at June 30, 2005.

     The Company's residential loan disposition strategy is to primarily utilize whole loan sales and, to a lesser extent, securitizations. The Company attempts to build multiple whole loan sale relationships to achieve diversity and enhance market liquidity. During the first six months of 2005, the Company had transacted whole loan sales with 16 different financial institutions, the largest institution representing 20.4% of the total whole loan sales volume during this period.

     As a holding company, Fremont General currently pays its operating expenses, interest expense, taxes, obligations under its various employee benefit plans, and stockholders' dividends, and meets its other obligations primarily from its cash on hand and intercompany tax payments and benefit plan reimbursements from FIL. During 2002 and 2003, Fremont General had significant net operating loss carryforwards which were used to offset taxable income generated by FIL. As a result, intercompany payments of federal income tax obligations from FIL, which were otherwise payable to taxing authorities, were available for use by Fremont General for general working capital purposes. The last of the net operating loss carryforwards were fully utilized during 2003 and only current operating losses at Fremont

General will offset taxable income generated by FIL; as a result, during 2004 and 2005, Fremont General paid most of the federal income taxes it received from FIL to the federal taxing authorities. Dividends of $5.4 million and $3.8 million were paid on Fremont General's common stock in the quarters ended June 30, 2005 and 2004, respectively; however, no assurance can be given that future common stock dividends will be declared.

     There exist certain California Franchise Tax matters pending resolution, of which Fremont General is not yet able to make a determination of their ultimate liability, but does not believe that the actual outcomes of these matters will adversely impact its liquidity. It is expected that the final resolution of these matters may take several years.

     Fremont General has cash and cash equivalents of $117.9 million at June 30, 2005 and no debt maturities until March of 2009.


OFF-BALANCE SHEET ACTIVITIES

     In the second quarter of 2005, the Company continued to securitize a certain amount of its residential real estate loans. Securitization is a process of transforming the loans into securities, which are sold to investors. The loans are first sold to a special purpose corporation, which then transfers them to a qualifying special-purpose entity (a "QSPE") which is legally isolated from the Company. The QSPE, in turn, issues interest-bearing securities, commonly known as asset-backed securities, that are secured by the future cash flows to be derived from the securitized loans. The QSPE uses the proceeds from the issuance of the securities to pay the purchase price of the securitized loans. The Company does not utilize unconsolidated special-purpose entities as a mechanism to remove non-performing assets from the consolidated balance sheets.

     Securitization is used by the Company to provide an additional source of liquidity. The QSPEs are not consolidated into the Company's financial statements since they meet the criteria established by SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." In general, those criteria require the QSPE to be isolated and distinct from the transferor (the Company), to be limited to permitted activities, and have defined limits on the assets it can hold and the permitted sales, exchanges or distributions of its assets.

     During the second quarter of 2005, the Company securitized $982.9 million in residential real estate loans. The investors and the QSPEs do not have any recourse to the Company if the cash flows generated by the securitized loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, the Company removes from its balance sheet the carrying value of the loans securitized and adds to its balance sheet the estimated fair value of the assets obtained in consideration for the loans which generally include the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights.

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

     The Company is subject to interest rate risk resulting from differences between the rates on, and repricing characteristics of, interest-earning loans held for investment (and loans held for sale) and the rates on, and repricing characteristics of, interest-bearing liabilities used to finance its loans such as deposits and debt. Interest rate gaps may arise when assets are funded with liabilities having different repricing intervals or different market indices to which the instruments' interest rate is tied and to this degree, earnings will be sensitive to interest rate changes. Additionally, interest rate gaps could develop between the market rate and the interest rate on loans in the loan portfolio, which could result in borrowers' prepaying their loan obligations. The Company attempts to match the characteristics of interest rate sensitive assets and liabilities to minimize the effect of fluctuations in interest rates. For the Company's financial instruments, the expected maturity date does not necessarily reflect the net market risk exposure because certain instruments are subject to interest rate changes before expected maturity. With respect to the Company's residential real estate loans held for sale and its unfunded loan pipeline, the Company attempts to minimize its interest rate risk exposure through forward loan sale commitments and other financial instruments, such as Eurodollar futures contracts. These other financial instruments meet the definition of a derivative under generally accepted accounting principles and, accordingly, they are recorded in the consolidated financial statements at fair value.

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

     Quantitative and qualitative disclosures about the Company's market risk are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There have been no material changes in such risks or in the Company's asset and liability management activities during the six months ended June 30, 2005.


ITEM 4.  CONTROLS AND PROCEDURES

     As of June 30, 2005, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on that evaluation, the Company's management, including the CEO and CFO, and its audit committee, have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005.

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

     On June 2, 2004, the State of California Insurance Commissioner John Garamendi (the "Commissioner"), as statutory liquidator of Fremont Indemnity Company ("Fremont Indemnity"), filed suit in Los Angeles Superior Court against Fremont General alleging the improper utilization by Fremont General of certain net operating loss deductions ("NOLs") allegedly belonging to its Fremont Indemnity subsidiary (the "Fremont Indemnity case") and misrepresentation and concealment. This complaint involves issues that Fremont General considers were resolved in an Agreement among the California Department of Insurance, Fremont Indemnity and Fremont General (the Agreement"). The Agreement, dated July 2, 2002, was executed on behalf of the California Department of Insurance by the Honorable Harry Low, the State of California Insurance Commissioner at that time. Fremont General has honored all of its obligations under the Agreement.

     On January 25, 2005, the Company's motions to dismiss the lawsuit brought by the Commissioner, on behalf of Fremont Indemnity, against the Company were argued and heard before the Superior Court of the State of California (the "Court"). On January 26, 2005 the Court issued its rulings dismissing all the causes of action in the complaint without leave to amend, except for the 7th cause of action for alleged concealment by the Company of a potential reinsurance dispute, which was dismissed with leave to amend. The Court also found that the Company had properly utilized the NOLs in accordance with the Agreement. In addition, the Court rejected the Commissioner's request for findings that the Company's use of the NOLs and worthless stock deduction were voidable preferences and/or fraudulent transfers. The Court also rejected the Commissioner's request for injunctive relief to force the Company to amend its prior consolidated income tax returns to remove and forgo the worthless stock deduction for its investment in Fremont Indemnity.

     On May 2, 2005 the Commissioner filed an amended complaint with regard to the 7th cause of action on behalf of Fremont Indemnity against the Company alleging intentional misrepresentation, concealment and promissory fraud, which induced the Commissioner to first enter into the Agreement. On July 15, 2005, the Court dismissed the amended complaint with 20 days leave to amend. On August 4, 2005, the Commissioner filed a further amendment to the complaint, again alleging intentional misrepresentation, concealment and promissory fraud. The Company continues to believe that the complaint lacks merit.

     The Commissioner filed a second complaint against Fremont General on behalf of Fremont Indemnity as successor in interest to Comstock Insurance Company ("Comstock"), a former affiliate of Fremont Indemnity, which was subsequently merged into Fremont Indemnity. This case alleged similar causes of action regarding the usage of the NOLs as in the Fremont Indemnity case as well as improper transactions with other insurance subsidiaries and affiliates of Fremont Indemnity. This matter was deemed a related case to the Fremont Indemnity case. On April 22, 2005, the Court dismissed, without leave to amend, the entire complaint. This ruling does not address or necessarily have legal effect on the related Fremont Indemnity case. On July 22, 2005, the Company received a Notice of Appeal to the Court's April 22, 2005 dismissal of the complaint. The Company continues to believe that this litigation is without merit.


ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


                      ISSUER PURCHASES OF EQUITY SECURITIES


------------------------------------------------------------------------------------------------------------------------------
                                                                              (c) TOTAL NUMBER            (d) MAXIMUM NUMBER
                                        (a )TOTAL          (b) AVERAGE        OF SHARES (OR UNITS)      (OR APPROXIMATE DOLLAR
                                         NUMBER OF          PRICE PAID         PURCHASED AS PART         VALUE) OF SHARES (OR
                                          SHARES            PER SHARE             OF PUBLICLY           UNITS) THAT MAY YET BE
                                        (OR UNITS)          (OR UNIT)           ANNOUNCED PLANS          PURCHASED UNDER THE
              PERIOD                   PURCHASED (1)          (1)(2)              OR PROGRAMS             PLANS OR PROGRAMS
-----------------------------------    -------------       ------------       -------------------      -----------------------



April 1-30, 2005                             19,432         $      0.41                    19,432
------------------------------------------------------------------------------------------------------------------------------
May 1-31, 2005                                3,183         $      4.42                     3,183
------------------------------------------------------------------------------------------------------------------------------
June 1-30, 2005                              28,128         $     24.01                    28,128
------------------------------------------------------------------------------------------------------------------------------
Total                                        50,743         $     13.74                    50,743                    4,324,857
=============================================================================================================================



(1) Shares of common stock acquired by the Company from participants through purchases of shares under certain employee benefit plans at fair value and/or reacquisition of shares under its restricted stock program at $0 per share.
(2) Excluding the purchases of 21,566 restricted stock shares, the average price per share was $23.90 for the three months ended June 30,2005.


ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     a)   The Annual Meeting of Stockholders was held on May 19, 2005.

     b) The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors have been elected and qualified:

          James A. McIntyre                      Robert F. Lewis
          Louis J. Rampino                       Russell K. Mayerfeld
          Wayne R. Bailey                        Dickinson C. Ross
          Thomas W. Hayes

     c) The directors named in (b) above were elected. The results of the voting of the 74,223,124 shares represented at the meeting are summarized in the following table:

                                                             VOTES
                                          FOR               WITHHELD
                                       ----------          ---------

            J. A.  McIntyre            72,123,179          2,099,945
            W. R.  Bailey              72,150,239          2,072,885
            T. W.  Hayes               73,194,737          1,028,387
            R. F.  Lewis               72,742,731          1,480,393
            R. K.  Mayerfeld           73,156,405          1,066,719
            L. J.  Rampino             72,108,587          2,114,537
            D. C.  Ross                72,708,993          1,516,131


     d) The appointment of the accounting firm of Ernst & Young LLP as the Corporation's Independent Auditors was ratified. The results of the voting of the 74,223,124 shares represented at the meeting are summarized in the following table:

               FOR                    AGAINST               ABSTAINED
            ----------                -------               ---------
            73,251,379                944,674                  27,071


ITEM 6:    EXHIBITS

  EXHIBIT
     NO.                             DESCRIPTION
  -------      -----------------------------------------------------------------




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

  EXHIBIT
     NO.                             DESCRIPTION
  -------      -----------------------------------------------------------------

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

     4.2 Indenture with respect to Liquid Yield Option Notes Due 2013 between the Registrant and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company.) (Incorporated by reference to
               Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 filed on October 1, 1993, Registration Number 33-68098.)

     4.3 Notice of Redemption to the Holders of Liquid Yield Option Notes due 2013.

     4.4 Indenture with respect to the 9% Junior Subordinated Debentures among the Registrant, the Trust and Bank of New York (originated with First Interstate Bank of California), a New York Banking Corporation, as trustee. (Incorporated by reference to Exhibit
               4.3 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

     4.5 Amended and Restated Declaration of Trust with respect to the 9% Trust Originated Preferred Securities among the Registrant, the Regular Trustees, Chase Bank (USA), a Delaware banking corporation, as Delaware trustee, and JPMorgan Chase Bank, National Association, as Institutional Trustee. (Incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

     4.6 Preferred Securities Guarantee Agreement between the Registrant JP Morgan Chase Bank, National Association, as Preferred Guarantee Trustee. (Incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

     4.7 Common Securities Guarantee Agreement by the Registrant. (Incorporated by reference to Exhibit 4.7 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

     4.8 Form of Preferred Securities. (Included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.8 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

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


                                       FREMONT GENERAL CORPORATION



Date: August 9, 2005                   /s/    LOUIS J. RAMPINO
                                       -----------------------------------------
                                       Louis J. Rampino
                                       President and Chief Executive Officer



Date: August 9, 2005                   /s/    PATRICK E. LAMB
                                       -----------------------------------------
                                       Patrick E. Lamb
                                       Senior Vice President, Chief Financial
                                       Officer, Chief Accounting Officer and
                                       Treasurer
                                       (Principal Accounting Officer)