Form 10-Q
period 2005-09-30
FREMONT GENERAL CORP
filed 2005-11-09
CIK 38984

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                          SHARES OUTSTANDING
           CLASS                                           OCTOBER 31, 2005
Common Stock, $1.00 par value                                 77,875,000


================================================================================

                           FREMONT GENERAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                        PAGE NO.
                                                                        -------
Item  1.  Financial Statements

            Consolidated Balance Sheets
              September 30, 2005 (Unaudited) and December 31, 2004 .....       3

            Consolidated Statements of Income
              Three and Nine Months Ended September 30, 2005 and 2004
              (Unaudited) ..............................................       4

            Consolidated Statements of Changes in Stockholders' Equity
              September 30, 2005 and 2004 (Unaudited) ..................       5

            Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 2005 and 2004 (Unaudited).       6

            Consolidated Statements of Comprehensive Income
              Three and Nine Months Ended September 30, 2005 and 2004
              (Unaudited) ..............................................       7

            Notes to Consolidated Financial Statements (Unaudited)......       8

Item  2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ..................................      36

Item  3.  Quantitative and Qualitative Disclosures About Market Risk ..       59


Item  4.  Controls and Procedures .....................................       60



                           PART II - OTHER INFORMATION




Item     1.   Legal Proceedings ........................................      61

Item     2.   Unregistered Sales of Equity Securities and Use of
              Proceeds ................................. ...............      62

Item  3 -5.   Not applicable.

Item     6.   Exhibits..................................................      63

Signatures      ........................................................      65

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    2005             2004
                                                                                ------------      ------------
                                                                                 (UNAUDITED)
                                                                                    (THOUSANDS OF DOLLARS)
                                     ASSETS

Cash and cash equivalents ...................................................   $    764,920      $    904,975
Investment securities classified as available for sale at fair value ........            941             1,236
Federal Home Loan Bank ("FHLB") stock at cost ...............................        131,553            77,127
Loans held for sale - net ...................................................      5,767,480         5,454,692
Loans held for investment - net .............................................      3,960,383         3,313,089
Mortgage servicing rights - net .............................................         28,005            18,002
Residual interests in securitized loans at fair value .......................         28,221            15,774
Accrued interest receivable .................................................         36,216            34,121
Real estate owned ...........................................................         27,936            23,922
Premises and equipment - net ................................................         61,073            54,347
Deferred income taxes .......................................................        116,952           155,529
Other assets ................................................................         77,736            53,182
                                                                                ------------      ------------
  TOTAL ASSETS ..............................................................   $ 11,001,416      $ 10,105,996
                                                                                ============      ============

                                   LIABILITIES

Deposits:
  Savings accounts ..........................................................   $  1,174,900      $  1,283,223
  Money market deposit accounts .............................................        438,732           508,227
  Certificates of deposit ...................................................      6,827,080         5,755,530
                                                                                ------------      ------------
                                                                                   8,440,712         7,546,980

Warehouse lines of credit ...................................................              -                 -
Federal Home Loan Bank advances .............................................        639,000           900,000
Senior Notes due 2009 .......................................................        180,368           180,133
Liquid Yield Option Notes due 2013 ("LYONs") ................................              -               611
Junior Subordinated Debentures ..............................................        103,093           103,093
Other liabilities ...........................................................        342,103           361,531
                                                                                ------------      ------------
  TOTAL LIABILITIES .........................................................      9,705,276         9,092,348

Commitments and contingencies ...............................................              -                 -


                              STOCKHOLDERS' EQUITY

Preferred stock, par value $ .01 per share -- Authorized: 2,000,000
  shares; none issued .......................................................              -                 -
Common stock, par value $1 per share -- Authorized: 150,000,000 shares;
  Issued and outstanding: (2005 - 77,875,000 and 2004 - 77,241,000) .........         77,875            77,241
Additional paid-in capital ..................................................        342,245           330,328
Retained earnings ...........................................................        919,327           663,580
Deferred compensation .......................................................        (51,303)          (58,916)
Accumulated other comprehensive income ......................................          7,996             1,415
                                                                                ------------      ------------
  TOTAL STOCKHOLDERS' EQUITY ................................................      1,296,140         1,013,648
                                                                                ------------      ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................   $ 11,001,416      $ 10,105,996
                                                                                ============      ============



         The accompanying notes are an integral part of these statements.


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                                       ------------------------     -------------------------
                                                                          2005           2004          2005            2004
                                                                       ---------      ---------     ---------       ---------
                                                                            (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

INTEREST INCOME:
  Interest and fee income on loans:
    Residential ....................................................   $ 115,007      $  86,223      $ 351,781      $ 269,316
    Commercial .....................................................      81,242         72,405        224,091        221,796
    Other ..........................................................        (342)           111           (158)           385
                                                                       ---------      ---------      ---------      ---------
                                                                         195,907        158,739        575,714        491,497
  Interest income - other ..........................................      12,107          4,165         25,174          9,143
                                                                       ---------      ---------      ---------      ---------
                                                                         208,014        162,904        600,888        500,640

INTEREST EXPENSE:
  Deposits .........................................................      70,265         38,037        181,921        108,095
  FHLB advances ....................................................      10,411          4,787         30,130         20,535
  Warehouse lines of credit ........................................         929            501          3,485            751
  Senior Notes .....................................................       3,650          3,691         10,951         11,664
  Junior Subordinated Debentures ...................................       2,320          2,320          6,959          6,959
  Other ............................................................          91             64            380            164
                                                                       ---------      ---------      ---------      ----------
                                                                          87,666         49,400        233,826        148,168

Net interest income ................................................     120,348        113,504        367,062        352,472
Provision for loan losses ..........................................      (4,071)       (10,309)        (7,251)         6,236
                                                                       ---------      ---------      ---------      ---------
Net interest income after provision for loan losses ................     124,419        123,813        374,313        346,236

NON-INTEREST INCOME:
  Net gain on whole loan sales and securitizations
    of residential real estate loans ...............................     116,044         89,366        316,368        338,612
  Loan servicing income ............................................      20,155         11,712         49,841         25,881
  Mortgage servicing rights amortization and impairment provision ..      (6,588)        (3,126)       (16,299)        (9,010)
  Impairment on residual assets ....................................           -              -         (1,790)             -
  Other ............................................................       4,602          2,961         14,569         16,066
                                                                       ---------      ---------      ---------      ---------
                                                                         134,213        100,913        362,689        371,549

NON-INTEREST EXPENSE:
  Compensation and related .........................................      61,851         50,950        176,785        186,180
  Occupancy ........................................................       7,412          4,404         21,289         11,482
  Other ............................................................      33,334         24,474         81,682         70,483
                                                                       ---------      ---------      ---------      ---------
                                                                         102,597         79,828        279,756        268,145

INCOME BEFORE INCOME TAXES .........................................     156,035        144,898        457,246        449,640
INCOME TAX EXPENSE .................................................      63,470         59,778        183,809        186,479
                                                                       ---------      ---------      ---------      ---------
NET INCOME                                                             $  92,565      $  85,120      $ 273,437      $ 263,161
                                                                       =========      =========      =========      =========


EARNINGS PER SHARE:
  Basic ............................................................   $    1.27      $    1.18      $    3.77      $    3.66
  Diluted ..........................................................        1.23           1.15           3.65           3.58

CASH DIVIDENDS DECLARED PER COMMON SHARE ...........................   $    0.08      $    0.06      $    0.23      $    0.17


        The accompanying notes are an integral part of these statements.

                                       4

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                        ACCUMULATED
                                                             ADDITIONAL                                    OTHER
                                                  COMMON       PAID-IN     RETAINED      DEFERRED      COMPREHENSIVE
                                                   STOCK       CAPITAL     EARNINGS    COMPENSATION        INCOME         TOTAL
                                                 --------    ----------   ----------   ------------    -------------   -----------
                                                                            (THOUSANDS OF DOLLARS)

BALANCE AT DECEMBER 31, 2003 .................   $ 75,990    $  296,000   $ 328,044    $    (35,889)   $         587   $   664,732
  Net income .................................          -             -     263,161               -               -        263,161
  Cash dividends declared ....................          -             -     (12,892)              -               -        (12,892)
  Conversion of LYONs ........................          3            47           -               -               -             50
  Stock options exercised ....................        792        14,828           -               -               -         15,620
  Retirement of common stock .................       (138)         (698)          -             836               -              -
  Shares issued, acquired or allocated
    for employee benefit plans ...............        418         8,706           -         (36,907)              -        (27,783)
  Amortization of restricted stock ...........          -             -           -          10,466               -         10,466
  Shares allocated to ESOP ...................          -         4,829           -          15,215               -         20,044
  Other adjustments ..........................          -         2,110           -          (1,070)              -          1,040
  Net change in unrealized gain on
    investments and residual interests,
    net of deferred taxes ....................          -             -           -               -           2,199          2,199
                                                 --------    ----------   ---------    ------------    ------------    -----------
BALANCE AT SEPTEMBER 30, 2004 ................   $ 77,065    $  325,822   $ 578,313    $    (47,349)   $      2,786    $   936,637
                                                 ========    ==========   =========    ============    ============    ===========

BALANCE AT DECEMBER 31, 2004 .................   $ 77,241    $  330,328   $ 663,580    $    (58,916)   $      1,415    $ 1,013,648
  Net income .................................          -             -     273,437               -               -        273,437
  Cash dividends declared ....................          -             -     (17,690)              -               -        (17,690)
  Conversion of LYONs ........................         35           560           -               -               -            595
  Retirement of common stock .................        (95)         (936)          -           1,031               -              -
  Shares issued, acquired or allocated
    for employee benefit plans ...............        694        14,994           -         (32,429)              -        (16,741)
  Amortization of restricted stock ...........          -             -           -          14,507               -         14,507
  Shares allocated to ESOP ...................          -        (1,368)          -          25,832               -         24,464
  Change in cost of common stock
    held in trust ............................          -             -           -          (5,043)              -         (5,043)
  Other adjustments ..........................          -        (1,333)          -           3,715               -          2,382
  Net change in unrealized gain on
    investments and residual interests,
    net of deferred taxes ....................          -             -           -               -           6,581          6,581
                                                 --------    ----------   ---------    ------------    ------------    -----------
BALANCE AT SEPTEMBER 30, 2005 ................   $ 77,875    $  342,245   $ 919,327    $    (51,303)   $      7,996    $ 1,296,140
                                                 ========    ==========   =========    ============    ============    ===========



        The accompanying notes are an integral part of these statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                ---------------------------------
                                                                                    2005                2004
                                                                                -------------       -------------
                                                                                      (THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES
  Net income ................................................................   $     273,437       $     263,161
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Provision for loan losses ...............................................          (7,251)              6,236
    Provision for premium recapture, repurchase and valuation reserves
      of residential real estate loans held for sale ........................          40,744              34,505
    Premium refunds .........................................................         (18,537)            (10,131)
    Increase in mortgage servicing rights ...................................         (26,302)            (18,440)
    Increase in residual interests in securitized loans .....................          (8,052)             (4,686)
    Cash from residual interests in securitized loans .......................          13,362                   -
    Deferred income tax expense .............................................          34,189              62,204
    Depreciation, amortization and impairment of retained interests .........          34,307              22,244
    Compensation expense (income) related to deferred compensation
      obligation ............................................................          (4,070)                  -
    (Increase) decrease in accrued interest .................................          (2,095)              4,673
    Increase in other assets ................................................          (9,995)             (9,276)
    Increase (decrease) in federal and state income taxes payable ...........         (43,935)              8,669
    Increase in accrued Employee Stock Ownership Plan .......................          19,658              30,676
    Decrease in accrued incentive compensation ..............................         (27,888)             (1,407)
    Increase in accounts payable and other liabilities ......................          25,180              23,757
                                                                                -------------       -------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE LOANS HELD FOR
         SALE ACTIVITY ......................................................         292,752             412,185
    Originations of residential real estate loans held for sale .............     (26,616,133)        (16,869,573)
    Sale and securitization of residential real estate loans held for sale ..      26,086,153          16,604,615
    Loan payments received for residential real estate loans held for sale ..         210,639             124,587
                                                                                -------------       -------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..................         (26,589)            271,814

INVESTING ACTIVITIES
  Originations and advances funded for loans held for investment ............      (2,630,208)         (1,623,833)
  Payments received from and sales of loans held for investment .............       1,991,056           1,941,773
  Decrease in investment securities available for sale ......................             284                 571
  Net purchases of FHLB stock ...............................................         (54,426)              9,345
  Purchases of premises and equipment .......................................         (19,266)            (19,109)
                                                                                -------------       -------------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..................        (712,560)            308,747

FINANCING ACTIVITIES
  Deposits accepted, net of repayments ......................................         893,732             617,972
  FHLB advances, net of repayments ..........................................        (261,000)           (923,000)
  Extinguishment of LYONs and Senior Notes ..................................             (30)            (29,574)
  Dividends paid ............................................................         (16,867)            (12,068)
  Stock options exercised ...................................................               -              11,602
  Increase in deferred compensation plans ...................................         (16,741)            (27,194)
                                                                                -------------       -------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..................         599,094            (362,262)

Increase (decrease) in cash and cash equivalents ............................        (140,055)            218,299
  Cash and cash equivalents at beginning of period ..........................         904,975             835,651
                                                                                -------------       -------------
Cash and cash equivalents at end of period ..................................   $     764,920       $   1,053,950
                                                                                =============       =============



        The accompanying notes are an integral part of these statements.


                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)




                                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                                        -----------------------      ------------------------
                                                                          2005           2004           2005           2004
                                                                        --------       --------      ---------      ---------
                                                                                        (THOUSANDS OF DOLLARS)

Net income ..........................................................   $ 92,565       $ 85,120      $ 273,437      $ 263,161
Other comprehensive income:
  Unrealized gains (losses) during the period:
    Residual interests in securitized loans .........................      6,346          4,277         10,978          3,699
    Investment securities ...........................................         (2)             7            (11)           (34)
                                                                        --------       --------      ----------     ---------
                                                                           6,344          4,284         10,967          3,665
  Less income tax expense ...........................................      2,538          1,714          4,386          1,466
                                                                        --------       --------      ---------      ---------
      Other comprehensive net income ................................      3,806          2,570          6,581          2,199
                                                                        --------       --------      ---------      ---------
TOTAL COMPREHENSIVE NET INCOME ......................................   $ 96,371       $ 87,690      $ 280,018      $ 265,360
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

     The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the interim financial statements have been included. The operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

     In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FIN 46(R)-5: Implicit Variable Interests under FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities ("FIN 46(R)-5"). This FSP was issued to address whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or potential VIE when specific conditions exist. FIN 46(R)-5 also provides additional guidance defining implicit variable interests as implied financial interests in an entity that change with changes in the fair value of the entity's net assets exclusive of variable interests. The Company adopted FIN 46(R)-5 effective July 1, 2005 without a significant impact on the Company's financial position or results of operations.


NOTE 3:    CASH AND CASH EQUIVALENTS

     Cash and cash equivalents, as of the dates indicated, are summarized in the following table:

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    2005             2004
                                                                                ------------      -----------
                                                                                   (THOUSANDS OF DOLLARS)

Cash on hand ................................................................   $        264      $       257
FHLB shareholder transaction account ........................................        505,797          710,354
Federal Reserve account .....................................................          2,984            2,030
Short-term money market fund ................................................        101,536          147,297
Market interest rate account ................................................             24               13
Non-interest bearing deposits in other financial institutions ...............        154,315           45,024
                                                                                ------------       ----------
Cash and cash equivalents ...................................................   $    764,920       $  904,975
                                                                                ============       ==========

     The FHLB shareholder transaction account represents a short-term interest-bearing transaction account with the Federal Home Loan Bank of San Francisco. The Company's cash and cash equivalent balances were unrestricted as of September 30, 2005 and December 31, 2004.

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

     The Company's residential real estate loans have loan terms for up to thirty years and are typically secured by first deeds of trust on single-family residences. The Company's residential real estate loans held for sale typically have a significant concentration (generally 80% or higher) of "hybrid" loans which have a fixed rate of interest for an initial period (generally two years) after origination, after which the interest rate is adjusted to a rate equal to the sum of six-month LIBOR and a margin as set forth in the mortgage note. The interest rate then adjusts at each six-month interval thereafter, subject to various initial, periodic and lifetime rate caps and floors. The loans are generally made to borrowers who do not satisfy all of the credit, documentation and other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac, and are commonly referred to as "sub-prime" or "non-prime" loans.

     A valuation reserve is maintained for certain non-performing loans and other loans held for sale based upon the Company's estimate of inherent losses. Provisions for the valuation reserve are charged against gain on sale of loans. The following table details the loans held for sale as of the dates indicated:

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    2005             2004
                                                                                ------------      -----------
                                                                                    (THOUSANDS OF DOLLARS)

Loan principal balance:
  1st trust deeds ...........................................................   $  5,119,708      $ 5,036,724
  2nd trust deeds ...........................................................        617,822          383,039
                                                                                ------------      -----------
                                                                                   5,737,530        5,419,763
Basis adjustment for fair value hedge accounting ............................              -           (1,327)
Net deferred direct origination costs .......................................         65,298           74,514
                                                                                ------------      -----------
                                                                                   5,802,828        5,492,950
Less:  Valuation reserve ....................................................        (35,348)         (38,258)
                                                                                ------------      -----------
Loans held for sale - net ...................................................   $  5,767,480      $ 5,454,692
                                                                                ============      ===========

Loans held for sale on non-accrual status ...................................   $     15,081      $    11,874
                                                                                ============      ===========

     Since most of the loans that are held for sale are sold within 60 days, the amount of loans held for sale that are classified as non-accrual or become real estate owned, is generally small. Loans held for sale may include loans repurchased from previous whole loan sale transactions and securitizations. In the ordinary course of business, as the loans held for sale are sold, the Company makes standard industry representations and warranties about the loans. The Company may have to subsequently repurchase certain loans due to defects that occurred in the origination of the loan. Such defects are categorized as documentation errors, underwriting errors, or fraud. In addition, the Company is generally required to repurchase loans that experience first payment defaults (and in limited cases, second payment defaults). If there are no such defects or early payment defaults, the Company has no commitment to repurchase loans sold. During the third quarter of 2005, the Company repurchased a total of $126.7 million in loans, as compared to $75.9 million in the third quarter of 2004. The increase in loans repurchased is primarily a result of an increase in loan origination and sales volumes. The Company maintains a reserve for the effect of loans estimated to be repurchased from previously completed loan sales; this reserve is included in other liabilities and totaled $23.7 million and $4.8 million as of September 30, 2005 and December 31, 2004, respectively. During the third quarter of 2005, the Company updated its loss estimates and stratifications for both of its valuation and repurchase reserves; the net result included a shifting of a certain amount of the valuation reserve into the repurchase reserve, thus increasing the repurchase reserve during the third quarter of 2005. Provisions for the repurchase reserve are charged against gain on sale of loans.

     The Company also maintains a reserve for premium recapture that represents the estimate of potential refunds of premiums received on previously completed loan sales (due to early loan prepayments or for certain loans repurchased from prior sales) that may occur under the provisions of the various agreements entered into for the sale of loans held for sale; this reserve totaled $10.6 million and $7.5 million as of September 30, 2005 and December 31, 2004, respectively, and is included in other liabilities. Provisions for the premium recapture reserve are charged against gain on sale of loans.


NOTE 5:    LOANS HELD FOR INVESTMENT

     Loans held for investment consist of the Company's commercial real estate loans. Commercial real estate loans, which are primarily variable rate (generally based upon six-month LIBOR and a margin), represent loans secured primarily by first mortgages on properties such as multi-family (condominium), office, retail, industrial, land development, mixed-use and lodging. The commercial real estate loans are comprised of permanent, bridge and construction loans of relatively short duration (rarely more than five years in length of term and typically shorter, such as two to three years).

     As of September 30, 2005, the Company had $2.84 billion in unfunded commitments for existing loans and $685.1 million in unfunded commitments for loans not yet booked, as compared to $1.84 billion and $218.8 million, respectively, as of December 31, 2004. The increase in unfunded loan commitments is a result of an increase in loan commitments originated during 2005 but with lower average levels of fundings as a percentage of the total loan commitment (primarily from transactions involving condominiums as the underlying property type). Due to the variability in the timing of the funding of these unfunded commitments, and the extent to which they are ultimately funded, these amounts should not generally be used as a basis for predicting future outstanding loan balances.

     Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $149.4 million and $131.6 million as of September 30, 2005 and December 31, 2004, respectively. The Company's commercial real estate loans also include mezzanine loans (second mortgage loans, which are subordinate to the senior or first mortgage loans) in the amounts of $8.5 million and $48.3 million as of September 30, 2005 and December 31, 2004, respectively.

     The Company currently does not carry any residential real estate loans held for investment as it has done in prior periods. The following tables further detail the net loans held for investment for the periods indicated:

                                                                                            SEPTEMBER 30, 2005
                                                                                -------------------------------------------
                                                                                 COMMERCIAL
                                                                                REAL ESTATE        OTHER           TOTAL
                                                                                -----------       -------       -----------
                                                                                           (THOUSANDS OF DOLLARS)

Loans outstanding ...........................................................   $ 4,303,891       $ 6,242       $ 4,310,133
Participations sold .........................................................      (149,434)            -          (149,434)
                                                                                -----------       -------       -----------
Loans outstanding, net of participations sold ...............................     4,154,457         6,242         4,160,699
Unamortized deferred origination fees and costs .............................       (41,603)            -           (41,603)
                                                                                -----------       -------       -----------
Loans outstanding before allowance for loan losses ..........................     4,112,854         6,242         4,119,096
Allowance for loan losses ...................................................      (158,654)          (59)         (158,713)
                                                                                -----------       -------       -----------
Loans held for investment - net .............................................   $ 3,954,200       $ 6,183       $ 3,960,383
                                                                                ===========       =======       ============

                                                                                             DECEMBER 31, 2004
                                                                                -------------------------------------------
                                                                                 COMMERCIAL
                                                                                REAL ESTATE        OTHER           TOTAL
                                                                                -----------       -------       -----------
                                                                                           (THOUSANDS OF DOLLARS)

Loans outstanding ...........................................................   $ 3,647,490       $ 4,526       $ 3,652,016
Participations sold .........................................................      (131,635)            -          (131,635)
                                                                                -----------       -------       -----------
Loans outstanding, net of participations sold ...............................     3,515,855         4,526         3,520,381
Unamortized deferred origination fees and costs .............................       (35,767)            -           (35,767)
                                                                                -----------       -------       -----------
Loans outstanding before allowance for loan losses ..........................     3,480,088         4,526         3,484,614
Allowance for loan losses ...................................................      (171,471)          (54)         (171,525)
                                                                                -----------       -------       -----------
Loans held for investment - net .............................................   $ 3,308,617       $ 4,472       $ 3,313,089
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

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                    2005             2004
                                                                                ------------     -----------
                                                                                   (THOUSANDS OF DOLLARS)

Non-accrual commercial real estate loans held for investment .................. $     21,926     $    82,289
                                                                                ============     ===========

Restructured commercial real estate loans on accrual status ................... $     12,350     $     9,302
                                                                                ============     ===========

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

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                       -------------------------      -------------------------
                                                          2005           2004            2005           2004
                                                       ---------       ---------      ---------       ---------
                                                                        (THOUSANDS OF DOLLARS)


Beginning balance ..................................   $ 159,956       $ 214,726      $ 171,525       $ 213,591
Provision for loan losses ..........................      (4,071)        (10,309)        (7,251)          6,236
Charge-offs ........................................           -          (5,374)       (12,180)        (21,158)
Fair value adjustment (1) ..........................           -          (9,856)             -          (9,856)
Recoveries .........................................       2,828             435          6,619             809
                                                       ---------       ---------      ---------       ---------
Ending balance .....................................   $ 158,713       $ 189,622      $ 158,713       $ 189,622
                                                       =========       =========      =========       =========


Net charge-offs ....................................   $   2,828       $ (14,795)     $  (5,561)      $ (30,205)
                                                       =========       =========      =========       =========


(1)  Resulting from the transfer of $910.0 million in residential real estate loans from held for investment to held for sale during the third quarter of 2004.

     In addition to its allowance for loan losses, the Company maintains an allowance for unfunded commercial real estate loan commitments on existing loans and, to a lesser degree, loans not yet funded; this allowance totaled $12.2 million and $7.1 million as of September 30, 2005 and December 31, 2004, respectively, and is included in other liabilities.


NOTE 6:    REAL ESTATE OWNED

     The Company's real estate owned ("REO") consists of property acquired through or in lieu of foreclosure on loans secured by real estate. REO is reported in the financial statements at the lower of cost or estimated realizable value (net of estimated costs to sell). REO consisted of the following types of property as of the periods indicated:

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2005               2004
                                                                                ------------       -----------
                                                                                    (THOUSANDS OF DOLLARS)

Commercial real estate ......................................................   $     24,712       $    21,344
Residential real estate .....................................................          3,224             2,578
                                                                                ------------       -----------
Real estate owned ...........................................................   $     27,936       $    23,922
                                                                                ============       ===========


NOTE 7:    MORTGAGE SERVICING RIGHTS

     At the time of securitization or sale of loans on a whole loan basis with servicing rights retained, the Company analyzes whether the benefits of servicing are greater than or less than adequate compensation and, as a result, records a mortgage servicing rights asset or liability ("MSR"), respectively. The estimated fair value of the Company's mortgage servicing rights at September 30, 2005 and December 31, 2004 was $28.0 million and $18.0 million, respectively. The following tables summarize the activity in the Company's mortgage servicing rights asset as of the periods indicated:

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                         ----------------------       ------------------------
                                                           2005          2004            2005           2004
                                                         --------      --------       ---------       --------
                                                                        (THOUSANDS OF DOLLARS)

Beginning balance ....................................   $ 24,525      $ 15,209       $  20,044       $  6,898
  Additions from securitization transactions .........     12,275         6,722          26,303         18,440
  Amortization .......................................     (5,574)       (3,186)        (15,121)        (6,593)
                                                         --------      --------       ---------       --------
Ending balance before valuation allowance ............     31,226        18,745          31,226         18,745
Valuation allowance
  Beginning balance ..................................     (2,207)       (2,477)         (2,043)             -
  Provision for temporary impairment .................     (1,014)           60          (1,178)        (2,417)
                                                         --------      --------       ---------       --------
  Ending balance .....................................     (3,221)       (2,417)         (3,221)        (2,417)
                                                         --------      --------       ---------       --------
Mortgage servicing rights - net ......................   $ 28,005      $ 16,328       $  28,005       $ 16,328
                                                         ========      ========       =========       ========

     As servicer, the Company is required to make certain advances on specific loans it is servicing, to the extent such advances are deemed collectible by the Company from collections related to the individual loan. The total amount outstanding of such servicing advances was $11.8 million and $5.3 million at September 30, 2005 and December 31, 2004, respectively, and is included in other assets.

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


                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2005               2004
                                                                                ------------       -----------

Weighted-average life (years) ...............................................            1.5               1.5
Weighted-average annual prepayment speed (CPR) ..............................           47.8%             48.5%
Weighted-average annual discount rate .......................................           15.0%             10.0%



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

     Residual interests represent the discounted expected future residual cash flows from the securitizations that inure to the Company's benefit subject to prepayment, net lifetime credit losses and other factors. The following tables summarize the activity of the Company's residual interests:

                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                                        ----------------------      ------------------------
                                                                          2005          2004           2005           2004
                                                                        --------      --------      ---------       --------
                                                                                       (THOUSANDS OF DOLLARS)

Beginning balance at fair value .....................................   $ 16,784      $ 12,139      $  15,774       $  6,530
Additions to residual interests .....................................      4,300            94          8,052          4,686
Interest accretion ..................................................      4,262           856          8,569          2,451
Cash received .......................................................     (3,470)            -        (13,362)             -
Fair value adjustment ...............................................      6,345         4,276         10,978          3,698
Permanent impairment ................................................          -             -         (1,790)             -
                                                                        --------      --------      ---------       --------
Residual interests in securitized loans at fair value ...............   $ 28,221      $ 17,365      $  28,221       $ 17,365
                                                                        ========      ========      =========       ========


     Loans sold through securitization transactions are done so on a non-recourse basis to off-balance sheet qualified special purpose entities ("QSPEs"), except for representations and warranties customary within the mortgage banking industry. In a NIM transaction, the certificates representing the residual interest in certain excess cash flows from the original securitization transaction are transferred to a QSPE, which issues interest-bearing securities. The net proceeds from the sale of these NIM securities, along with a residual interest certificate, represents the consideration received by the Company. The residual interest certificate retained from a NIM transaction is subordinate to the NIM securities issued until the NIM securities are paid in full. The residual interests retained from the NIM transactions are classified as "available-for-sale" securities and are measured at fair value; any unrealized gains or losses from adjustments to the estimated fair value, net of taxes, are reported as part of accumulated other comprehensive income, which is a separate component of stockholders' equity. In the original securitizations and NIM transactions, a two-tier structure is utilized in which the loans are first sold to a special purpose corporation (referred to as the Depositor), which then transfers the loans to the QSPE. The Company's only ownership interest from its securitization transactions is reflected in the retained residual interests from the NIM transactions of $28.2 million as detailed above.

     As of September 30, 2005, a total of $4.85 billion in loan principal was outstanding from the Company's securitization transactions. The total amount of loan principal originally securitized in these transactions was $7.38 billion.

     The Company determines the estimated fair values of the residual interests retained from the NIM transactions by discounting the expected net cash flows to be received utilizing the cash-out method. The Company uses the forward LIBOR curve for estimating interest rates on the adjustable rate loans and the variable rate securities, and utilizes other assumptions (primarily for losses, prepayment speeds and delinquencies) that management believes are consistent with assumptions other major market participants would use to estimate the fair value of similar residual interests. The Company continually evaluates the various assumptions utilized in estimating the fair value of the retained residual interests and updates them as deemed necessary based upon the development of historical vintage data. Key economic assumptions used in subsequently measuring the fair value of the Company's residual interests as of the periods indicated are as follows:


                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2005               2004
                                                                                ------------       -----------

Weighted-average life (years) ...............................................            1.5               1.6
Weighted-average annual prepayment speed (CPR) ..............................           47.3%             45.7%
Weighted-average lifetime credit losses .....................................            4.5%              4.5%
Weighted-average annual discount rate .......................................           20.0%             20.0%


NOTE 9:    DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes derivative financial instruments in connection with its interest rate risk management activities. In accordance with its interest rate risk strategy, the Company currently utilizes a combination of forward sales commitments and Eurodollar futures contracts to hedge its residential real estate loans held for sale and a certain portion of its unfunded pipeline of interest rate lock commitments. These derivatives are intended to reduce the risk of adverse fair value changes in certain interest rate environments. The Company's forward sales commitments represent obligations to sell loans at a specific price and date in the future; therefore, the value of these commitments increase as interest rates increase. Short Eurodollar futures contracts are standardized exchange-traded contracts, the values of which are tied to spot Eurodollar rates at specified future dates. The value of these futures contracts increase when interest rates rise. Conversely, the value of the forward sales commitments and the short Eurodollar positions decrease when interest rates decrease, while the related loans are expected to increase in value. The values of the loans, the forward sales commitments and the Eurodollar positions may not move in corresponding amounts and time frames and may result in a negative or positive impact on earnings in any given period. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities, as amended and interpreted ("SFAS No. 133"), the derivative financial instruments are reported at their fair value.

     At September 30, 2005, the Company's commitments to sell forward its residential real estate loans to third party investors in whole loan sales transactions were approximately $3.68 billion at various rates and terms. The Company distinguishes commitments to sell forward loans in two categories, allocated and unallocated. At September 30, 2005, allocated and unallocated forward sale commitments notional amounts were $2.58 billion and $1.10 billion, respectively. Allocated forward sales commitments are contractual sales agreements whereby a specific pool of loans is agreed upon to be sold to specific buyers at a contractually agreed upon date and price. In accordance with SFAS No. 133, the Company generally designates and accounts for its allocated forward sales commitments as fair value hedges designated to specific pools of loans that have been contractually agreed upon for sale; however, as of September 30, 2005, no hedges were designated as such. Unallocated forward sales commitments are agreements that provide a fixed price on a pool of loans not yet specified. These commitments are treated as economic hedges (and are not currently designated as accounting hedges) and are classified as free-standing derivatives. Changes in the fair value of both the unallocated and allocated forward sales commitments are reported as a component of gain on sale of residential real estate loans and as either other assets or liabilities, as applicable.

     At September 30, 2005, the Company had a pipeline of loans in process of approximately $2.35 billion in new residential real estate loans. Because these loans are generally subject to the potential borrower accepting and meeting the conditions of the loan approval the Company estimates its effective net pipeline position at $1.50 billion, as adjusted for loan fallout. The Company conditionally quotes interest rates to potential borrowers, which are then subject to adjustment by the Company if any such conditions are not satisfied. Since the Company generally funds the loans at the rates conditionally approved, the quotes are considered to constitute interest rate locks. These interest rate lock commitments, which generally are for 30 days, are treated as free-standing derivatives and are carried at their estimated fair value with any changes recorded as a component of gain on sale of residential real estate loans. Fair value is estimated based upon the change in the fair value of the underlying mortgage loans as adjusted for the probability of a certain amount of loans in the pipeline not funding within the terms of the initial rate lock. The change in fair value is measured from the date of the interest rate lock and, therefore, at the time of issuance, the value of the interest rate lock is zero.

     The Company's Eurodollar futures contracts are currently treated as economic hedges and are not currently designated as accounting hedges and are classified as free-standing derivatives. As of September 30, 2005, the Company had in place short Eurodollar futures positions covering loan principal of $1.99 billion and $427.8 million for its loans held for sale and its unfunded loan pipeline, respectively. Eurodollar futures are utilized in an effort to offset the changes in value related to the loan inventory and pipeline without the necessity of restricting certain loan inventory or pipeline loans to a specific forward sale commitment. Eurodollar futures are carried at their fair value with any changes recorded as a component of gain on sale of residential real estate loans. Gains or losses on Eurodollar futures are recognized when such positions are closed out, typically when a forward sale commitment is entered into. The Company's Eurodollar futures contracts are collateralized by maintenance of a margin account which had a balance of $2.8 million as of September 30, 2005.

     The estimated fair values of the Company's derivatives were as follows (included in other assets or liabilities, as applicable, in the consolidated balance sheets) as of the periods indicated:

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2005               2004
                                                                                ------------       -----------
                                                                                    (THOUSANDS OF DOLLARS)


Forward sale commitments ....................................................   $       (156)      $     2,739
Eurodollar futures ..........................................................          5,813               (22)
Interest rate lock commitments ..............................................          3,647            (1,100)
                                                                                ------------       -----------
                                                                                $      9,304       $     1,617
                                                                                ============       ===========


NOTE 10:   GAIN ON SALE AND SECURITIZATION OF RESIDENTIAL REAL ESTATE LOANS

     The Company routinely sells and securitizes residential mortgage loans into the secondary market. Gains or losses are recognized at the date of settlement and when the Company has transferred control over the loans to either a transaction-specific securitization trust or to a third-party purchaser. The amount of gain or loss for loan sales or securitizations is based upon the difference between the net sales proceeds received, including any retained interests, and the allocated carrying amount of the loans (which includes the costs directly incurred with the origination of the loans, net of origination points and fees received, which are deferred and recognized when the loans are sold). The following tables present the detailed components of the net gain on whole loan sales and securitizations (net gain on sale):


                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                                  -----------------------------      ------------------------------
                                                                       2005            2004              2005             2004
                                                                  ------------      -----------      ------------     -------------
                                                                                        (THOUSANDS OF DOLLARS)

Whole loan sales of residential real estate loans ..............   $ 8,236,360      $ 6,245,154      $ 22,861,862      $ 14,426,043
Securitizations of residential real estate loans ...............     1,032,725          555,814         3,224,291         2,178,572
                                                                   -----------      -----------      ------------      ------------
Total loan sales and securitizations - net of repurchases ......   $ 9,269,085      $ 6,800,968      $ 26,086,153      $ 16,604,615
                                                                   ===========      ===========      ============      ============

Gross premium recognized on loan sales and securitizations .....   $   208,687      $   204,820      $    678,503      $    612,897
Net gain (loss) on derivative instruments ......................        24,218           (6,552)           15,833            (2,923)
Direct costs of loan originations - net ........................      (111,712)         (90,321)         (333,369)         (230,474)
Provision for premium recapture and reversal ...................        (9,096)          (9,191)          (26,690)          (22,133)
                                                                   -----------      -----------      ------------      ------------
                                                                       112,097           98,756           334,277           357,367
Provision for valuation and repurchase reserves ................         3,947           (9,390)          (17,909)          (18,755)
                                                                   -----------      -----------      ------------      ------------
     Net gain on sale ..........................................   $   116,044      $    89,366      $    316,368      $    338,612
                                                                   ===========      ===========      ============      ============

     The net gain or (loss) on derivative instruments included in the net gain on sale of residential real estate loans consists of the following items:

                                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                                        ----------------------       -----------------------
                                                                          2005          2004           2005           2004
                                                                        --------      --------       --------       --------
                                                                                       (THOUSANDS OF DOLLARS)

Eurodollar futures:
  Change in fair value ..............................................   $  5,250      $      -       $  5,835       $      -
  Net realized gain .................................................     16,084             -         14,245              -
  Transaction expenses and other ....................................       (465)            -         (1,507)             -
                                                                        --------      --------       --------       --------
                                                                          20,869             -         18,573              -
Change in fair value of:
  Interest rate lock commitments ....................................     (3,086)       (2,509)        (2,548)        (1,092)
  Forward sales commitments .........................................      6,435        (1,658)        (2,895)           836
  Interest rate cap contracts .......................................          -        (2,385)             -         (2,667)
  Loans held for sale subject to fair value hedges ..................          -             -          2,703              -
                                                                        --------      --------       --------       --------
    Net gain (loss) on derivative instruments .......................   $ 24,218      $ (6,552)      $ 15,833       $ (2,923)
                                                                        ========      ========       ========       ========


NOTE 11:   LOAN SERVICING INCOME

     In addition to the securitized loans that it services, the Company also services loans sold to other financial institutions on an interim basis (until servicing is transferred to another party) and on a to maturity basis (servicing retained). The following tables present the components of loan servicing income for the Company:

                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                        ----------------------      ----------------------
                                                                          2005          2004          2005          2004
                                                                        --------      --------      --------      --------
                                                                                      (THOUSANDS OF DOLLARS)

Servicing fee income:
  Securitization transactions .......................................   $  6,108      $  3,249      $ 15,701      $  7,600
  Interim ...........................................................      9,807         6,261        24,083        14,233
  Loans sold - servicing retained ...................................        897           672         2,369           672
Ancillary income (1):
  Securitization transactions .......................................      1,269           590         3,043         1,296
  Interim ...........................................................        889           756         2,326         2,279
  Loans sold - servicing retained ...................................        156           137           476           137
Other:
  Securitization transactions .......................................        906            47         1,657          (336)
  Loans sold - servicing retained ...................................        123             -           186             -
                                                                        --------      --------      --------      --------
Loan servicing income ...............................................   $ 20,155      $ 11,712      $ 49,841      $ 25,881
                                                                        ========      ========      ========      ========

(1) Ancillary income represents all service-related contractual fees retained by the Company and consists primarily of late payment charges.


NOTE 12:   INCOME TAXES

     The major components of income tax expense are summarized in the following tables:

                                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                        ----------------------      ------------------------
                                                                          2005          2004          2005           2004
                                                                        --------      --------      ---------      ---------
                                                                                      (THOUSANDS OF DOLLARS)

Federal:
  Current ...........................................................   $ 42,141      $ 23,151      $ 122,114      $ 101,512
  Deferred ..........................................................     10,134        35,089         29,190         56,045
                                                                        --------      --------      ---------      ---------
                                                                          52,275        58,240        151,304        157,557
                                                                        --------      --------      ---------      ---------
State:
  Current ...........................................................      8,488        (1,848)        27,506         22,763
  Deferred ..........................................................      2,707         3,386          4,999          6,159
                                                                        --------      --------      ---------      ---------
                                                                          11,195         1,538         32,505         28,922
                                                                        --------      --------      ---------      ---------
Total tax provision .................................................   $ 63,470      $ 59,778      $ 183,809      $ 186,479
                                                                        ========      ========      =========      =========

     The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company's deferred tax assets are summarized in the following table:

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    2005             2004
                                                                                ------------      -----------
                                                                                    (THOUSANDS OF DOLLARS)

Deferred tax assets:
  Mark-to-market on loans held for sale .....................................   $     57,540      $    77,758
  Allowance for loan losses .................................................         72,559           79,029
  Compensation related items ................................................         19,943           28,459
  State income and franchise taxes ..........................................         11,243           20,982
  Other - net ...............................................................              -               70
                                                                                ------------      -----------
    Total deferred tax assets ...............................................        161,285          206,298

Deferred tax liabilities:
  Loan origination costs ....................................................        (33,851)         (45,559)
  Mortgage servicing ........................................................         (9,387)          (5,210)
  Other - net ...............................................................         (1,095)               -
                                                                                ------------      -----------
    Total deferred tax liabilities ..........................................        (44,333)         (50,769)
                                                                                ------------      -----------
   Net deferred tax asset ...................................................   $    116,952      $   155,529
                                                                                ============      ===========

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


NOTE 13:   DEBT - FREMONT GENERAL CORPORATION

     The debt of Fremont General is detailed in the following table; none of the Fremont General debt is guaranteed by FIL:

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                     2005             2004
                                                                                ------------      ------------
                                                                                    (THOUSANDS OF DOLLARS)

Senior Notes due 2009, less discount  (2005 - $1,082; 2004 - $1,317) ........   $    180,368      $    180,133
Liquid Yield Option Notes due 2013, ("LYONs") less discount (2004 - $339) ...              -               611
Junior Subordinated Debentures ..............................................        103,093           103,093
                                                                                ------------      ------------
                                                                                $    283,461      $    283,837
                                                                                ============      ============

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

     As of September 30, 2005, the weighted-average interest rate for savings and money market deposit accounts was 3.13% and for certificates of deposit it was 3.72%. The weighted-average interest rate for all deposits at September 30, 2005 was 3.61%.

     Certificates of deposit as of September 30, 2005 are detailed by maturity and rates as follows:



                                     MATURING BY           WEIGHTED
                     AMOUNT         SEPTEMBER 30,        AVERAGE RATE
                   -----------      ------------        -------------
                   (THOUSANDS
                   OF DOLLARS)

                   $ 6,738,505           2006                    3.71%
                        35,055           2007                    3.82%
                         3,755           2008                    4.32%
                        48,960           2009                    5.87%
                           805           2010                    2.58%
                   -----------                          -------------
                   $ 6,827,080                                   3.72%
                   ===========                          =============


     Of the total certificates of deposit outstanding at September 30, 2005, $1.36 billion were obtained through brokers.

     Interest expense on deposits is summarized as follows:

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                ------------------------
                                                                                   2005          2004
                                                                                ---------      ---------
                                                                                 (THOUSANDS OF DOLLARS)


Savings and money market deposit accounts ..................................    $  11,910      $   9,124
Certificates of deposit ....................................................       58,486         28,975
Penalties for early withdrawal .............................................         (131)           (62)
                                                                                ---------      ---------
                                                                                $  70,265      $  38,037
                                                                                =========      =========

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                ------------------------
                                                                                   2005           2004
                                                                                ---------      ---------
                                                                                 (THOUSANDS OF DOLLARS)

Savings and money market deposit accounts ..................................    $  32,678      $  25,998
Certificates of deposit ....................................................      149,602         82,267
Penalties for early withdrawal .............................................         (359)          (170)
                                                                                ---------      ---------
                                                                                $ 181,921      $ 108,095
                                                                                =========      =========

     Total interest payments on deposits were $71.0 million and $37.2 million, for the three month periods ended September 30, 2005 and 2004, respectively, and $179.4 million and $109.2 million, for the nine months ended September 30, 2005 and 2004, respectively.

     FIL is a member of the Federal Home Loan Bank system and, as such, maintains a credit line with the FHLB of San Francisco that is based upon a percentage of its total regulatory assets, subject to collateralization requirements and certain collateral sub-limits. Advances are primarily collateralized by residential loans held for sale, and to a lesser extent, by certain commercial loans held for investment. The maximum amount of credit which the FHLB will extend varies from time to time in accordance with their policies. FIL's maximum financing availability, based upon its level of regulatory assets and subject to the amount and type of collateral pledged and their respective advance rates, was $3.79 billion as of September 30, 2005. At September 30, 2005 and December 31, 2004, FIL had an approximate maximum borrowing capacity based upon its pledged loan collateral of $2.47 billion and $2.11 billion, respectively, with outstanding borrowings of $639.0 million and $900.0 million, respectively. All borrowings mature within one year. FIL pledged loans with a carrying value of $2.73 billion and $2.37 billion at September 30, 2005 and December 31, 2004, respectively, to secure the current and any future borrowings. FIL's borrowing capacity can be used to borrow under various FHLB loan programs, including adjustable and fixed-rate financing, for periods ranging from one day to 30 years, with a variety of interest rate structures available. The weighted-average interest rate on the amount outstanding at September 30, 2005 was 2.80%. The borrowing capacity has no commitment fees or cost, requires minimum levels of investment in FHLB stock (FIL receives dividend income on its investment in FHLB stock), can be withdrawn by the FHLB if there is any significant change in the financial or operating condition of FIL and is conditional upon FIL's compliance with certain agreements covering advances, collateral maintenance, eligibility and documentation requirements. At September 30, 2005, FIL was in compliance with all requirements of its FHLB credit facility.

     Total interest payments on advances from the FHLB were $10.4 million and $4.8 million, for the three month periods ended September 30, 2005 and 2004, respectively, and $30.1 million and $20.6 million, for the nine months ended September 30, 2005 and 2004, respectively.

     FIL has a line of credit with the Federal Reserve Bank of San Francisco ("Federal Reserve") and, at September 30, 2005 and December 31, 2004, had a borrowing capacity, based upon collateral pledged, of $435.5 million and $159.0 million respectively, with no outstanding borrowings at September 30, 2005 or December 31, 2004. FIL pledged loans with a carrying value of $580.6 million and $212.1 million at September 30, 2005 and December 31, 2004, respectively to the Federal Reserve. This line of credit may be utilized when all other sources of funds are not reasonably available and any such advances are made with the expectation that they will be repaid when the availability of the usual source of funds is restored, usually the next business day.

     During 2003, FIL established three separate warehouse lines of credit to facilitate the funding of residential real estate loans prior to their sale or securitization. The total funding capacity available at September 30, 2005 under the three facilities was $2.50 billion, of which $1.25 billion was committed. There were no amounts outstanding on these facilities at September 30, 2005. Borrowings, if any, under each of the facilities are secured by loans held for sale as pledged by FIL. Each of the facilities is subject to certain conditions, including, but not limited to, financial and other covenants including the maintenance of certain capital and liquidity levels. At September 30, 2005, FIL was in compliance with all financial and other covenants related to these facilities.

NOTE 15:   OTHER LIABILITIES

     The following table details the composition of the Company's other liabilities as of the dates indicated:

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    2005             2004
                                                                                ------------      -----------
                                                                                    (THOUSANDS OF DOLLARS)


Deferred compensation obligation ...........................................    $     47,687      $    33,495
Accrued incentive compensation .............................................          46,783           74,671
Borrower escrow collections payable ........................................          35,481           23,091
Premium recapture and repurchase reserve ...................................          34,344           12,310
State income tax liability .................................................          33,978           50,887
Accrued Employer Stock Ownership Plan expense ..............................          25,086           29,892
Accounts payable ...........................................................          21,625           22,950
Federal income tax liability ...............................................          21,244           50,652
Borrower principal and interest due investors ..............................          18,914           11,591
Interest payable ...........................................................          12,292           12,755
Allowance for unfunded loan commitments ....................................          12,159            7,087
Other ......................................................................          32,510           32,150
                                                                                ------------      -----------
     Other liabilities .....................................................    $    342,103      $   361,531
                                                                                ============      ===========


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

     The following table details the composition of the Company's deferred compensation balance (which is reported as a component of stockholders' equity) as of the periods indicated:

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2005               2004
                                                                                ------------       -----------
                                                                                    (THOUSANDS OF DOLLARS)

Unamortized restricted stock awards ........................................    $     26,595       $    26,183
SERP and EBP ...............................................................          16,907            11,865
GSOP .......................................................................           7,801            20,868
                                                                                ------------       -----------
     Deferred compensation .................................................    $     51,303       $    58,916
                                                                                ============       ===========


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

     As of September 30, 2005, FIL's regulatory capital exceeded all minimum requirements to which it is subject and the most recent notification from the FDIC categorized FIL as "well-capitalized". To be categorized as "well-capitalized", the institution must maintain capital ratios as set forth in the following table; the FDIC and FIL, however, have agreed that FIL will maintain a Tier-1 Leverage Ratio of at least 8.5%. There have been no conditions or events since that notification that management believes have changed FIL's categorization as "well-capitalized". As of September 30, 2005, FIL's Tier-1 Leverage Ratio was 13.37%. Management does not anticipate any difficulties in maintaining a Tier-1 Leverage Ratio of at least 8.5%. FIL's actual regulatory amounts and the related standard regulatory minimum ratios required to qualify as well capitalized are detailed in the table below.

                                                            SEPTEMBER 30, 2005
                                                           --------------------
                                                           MINIMUM       ACTUAL
                                                           REQUIRED      RATIO
                                                           --------     -------

Tier-1 Leverage Capital ................................       5.00%      13.37%
Risk-Based Capital:
  Tier-1 ...............................................       6.00%      15.34%
  Total ................................................      10.00%      16.59%

                                                             DECEMBER 31, 2004
                                                           --------------------
                                                           MINIMUM       ACTUAL
                                                           REQUIRED      RATIO
                                                           --------     -------

Tier-1 Leverage Capital ................................       5.00%      12.71%
Risk-Based Capital:
  Tier-1 ...............................................       6.00%      15.19%
  Total ................................................      10.00%      16.46%

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

     During the third quarter of 2005, the Company identified that its interpretation for the calculation of risk-weighted assets was not complete. Previously, the Company had not incorporated the unfunded portion of its commercial real estate loan commitments into its risk-weighted assets calculation. As of September 30, 2005, and for all prior periods presented, the Company has included the risk-weighted effect of these unfunded commitments into its Tier-1 Risk-Based and Total Risk-Based Capital ratios. Included in these unfunded commitments are amounts for loan transactions for which the unfunded portion is not currently available to the borrower based upon the level of progress of the underlying commercial real estate project. The impact upon the Tier-1 Risk-Based and Total Risk-Based Capital ratios in prior periods did not change FIL's categorization as "well-capitalized" and there is no impact upon the Tier-1 Leverage ratio.

     The following table details the calculation of the respective capital amounts at FIL at the dates indicated:

                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                    2005               2004
                                                                                -------------       -----------
                                                                                     (THOUSANDS OF DOLLARS)


Common stockholder's equity at FIL ..........................................   $   1,501,067       $ 1,239,701
Less:
  Disallowed portion of mortgage servicing rights ...........................          (2,800)           (1,800)
  Unrealized gains on available-for-sale securities .........................              (9)           (1,413)
                                                                                -------------       -----------
Total Tier-1 Capital ........................................................       1,498,258         1,236,488
Add:
  Allowable portion of the allowance for loan losses ........................         122,685           104,183
                                                                                -------------       -----------
Total Risk-Based Capital (Tier-1 and Tier-2) ................................   $   1,620,943       $ 1,340,671
                                                                                =============       ===========


NOTE 18 :  COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ACTIVITIES

     The Company is a defendant in a number of legal actions arising in the ordinary course of business and from the discontinuance of the insurance operations. Management and its legal counsel are of the opinion that the settlement of these actions, individually or in the aggregate, will not have a material effect on the Company's business, financial position or results of operations.

     On June 2, 2004, the State of California Insurance Commissioner John Garamendi (the "Commissioner"), as statutory liquidator of Fremont Indemnity Company ("Fremont Indemnity"), filed suit in Los Angeles Superior Court against Fremont General alleging the improper utilization by Fremont General of certain net operating loss deductions ("NOLs") allegedly belonging to its Fremont Indemnity subsidiary (the "Fremont Indemnity case"). This complaint involves issues that Fremont General considers were resolved in an agreement among the California Department of Insurance, Fremont Indemnity and Fremont General (the "Letter Agreement"). The Letter Agreement, dated July 2, 2002, was executed on behalf of the California Department of Insurance by the Honorable Harry Low, the State of California Insurance Commissioner at that time. Fremont General has honored all of its obligations under the Letter Agreement. On July 16, 2004, the Commissioner filed a First Amended Complaint ("FAC") adding a cause of action for concealment of an alleged reinsurance dispute and is seeking to rescind the Letter Agreement.

     On January 25, 2005, the Company's motions to dismiss the lawsuit brought by the Commissioner, on behalf of Fremont Indemnity, against the Company were argued and heard before the Superior Court of the State of California (the "Court"). On January 26, 2005 the Court issued its rulings dismissing all the causes of action in the FAC without leave to amend, except for the cause of action for alleged concealment by Fremont General of a potential reinsurance dispute, which was dismissed with leave to amend. The Court also found that the Company had properly utilized the NOLs in accordance with the Letter Agreement. In addition, the Court rejected the Commissioner's request for findings that the Company's use of the NOLs and worthless stock deduction were voidable preferences and/or fraudulent transfers. The Court also rejected the Commissioner's request for injunctive relief to force the Company to amend its prior consolidated income tax returns to remove and forgo the worthless stock deduction for its investment in Fremont Indemnity.

     On May 2, 2005 the Commissioner filed a Second Amended Complaint ("SAC") with regard to the 7th cause of action on behalf of Fremont Indemnity against the Company alleging intentional misrepresentation, concealment and promissory fraud, which induced the Commissioner to first enter into the Letter Agreement. On July 15, 2005, the Court dismissed the SAC with 20 days leave to amend. On August 4, 2005, the Commissioner filed a Third Amended Complaint ("TAC") again alleging intentional misrepresentation, concealment and promissory fraud. The Company continues to believe that the lawsuit lacks merit and has filed its opposition papers seeking to dismiss the TAC. The hearing is currently scheduled for November 22, 2005.

     The Commissioner filed an additional and separate complaint against Fremont General on behalf of Fremont Indemnity as successor in interest to Comstock Insurance Company ("Comstock"), a former affiliate of Fremont Indemnity, which was subsequently merged into Fremont Indemnity. This case alleged similar causes of action regarding the usage of the NOLs as in the Fremont Indemnity case as well as improper transactions with other insurance subsidiaries and affiliates of Fremont Indemnity. This matter was deemed a related case to the Fremont Indemnity case. On April 22, 2005, the Court dismissed, without leave to amend, the entire complaint. This ruling does not address or necessarily have legal effect on the related Fremont Indemnity case. On July 22, 2005, the Company received a Notice of Appeal to the Court's dismissal of the complaint. The Company continues to believe that this litigation is without merit.

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

                                                      RESIDENTIAL       COMMERCIAL                   INTERSEGMENT      TOTAL
                                                      REAL ESTATE      REAL ESTATE       OTHER       ELIMINATIONS   CONSOLIDATED
                                                      -----------      -----------     ----------    ------------   ------------
                                                                                (THOUSANDS OF DOLLARS)

Three Months ended September 30, 2005
  Total revenues ..................................   $   249,544      $    84,520     $   86,752    $    (78,589)  $    342,227
  Net interest income .............................        60,847           45,812         13,689               -        120,348
  Provision for loan losses .......................            (5)          (4,077)            11               -         (4,071)
  Net gain on whole loan sales and securitizations
    of residential real estate loans ..............       116,044                -              -               -        116,044
  Mortgage servicing rights amortization ..........        (5,574)               -              -               -         (5,574)
  Compensation ....................................        26,809           11,473         23,569               -         61,851
  Other non-interest expense ......................        11,433            5,871         16,030               -         33,334
  Income before income taxes ......................       135,803           34,144        (13,912)              -        156,035
  Total consolidated assets .......................     5,819,746        4,000,487      1,181,183               -     11,001,416

Three Months ended September 30, 2004
  Total revenues ..................................   $   184,906      $    75,517     $   47,549    $    (44,155)  $    263,817
  Net interest income .............................        60,933           49,621          2,950               -        113,504
  Provision for loan losses .......................       (11,713)           1,707           (303)              -        (10,309)
  Net gain on whole loan sales and securitizations
    of residential real estate loans ..............        89,366                -              -               -         89,366
  Mortgage servicing rights amortization ..........        (3,186)               -              -               -         (3,186)
  Compensation ....................................        24,280            8,713          17,957              -         50,950
  Other non-interest expense ......................         9,825            4,450          10,199              -         24,474
  Income before income taxes ......................       130,833           37,526         (23,461)             -        144,898
  Total consolidated assets .......................     4,415,017        3,708,529       1,394,898              -      9,518,444



                                                      RESIDENTIAL       COMMERCIAL                   INTERSEGMENT      TOTAL
                                                      REAL ESTATE      REAL ESTATE       OTHER       ELIMINATIONS   CONSOLIDATED
                                                      -----------      -----------     ----------    ------------   ------------
                                                                                (THOUSANDS OF DOLLARS)

Nine Months ended September 30, 2005
  Total revenues ..................................   $   711,095      $   235,148     $  223,724    $   (206,390)  $    963,577
  Net interest income .............................       202,535          132,680         31,847               -        367,062
  Provision for loan losses .......................            (6)          (7,250)             5               -         (7,251)
  Net gain on whole loan sales and securitizations
    of residential real estate loans ..............       316,368                -              -               -        316,368
  Mortgage servicing rights amortization ..........       (15,121)               -              -               -        (15,121)
  Compensation ....................................        87,285           24,034         65,466               -        176,785
  Other non-interest expense ......................        34,195            6,914         40,573               -         81,682
  Income before income taxes ......................       384,780          114,715        (42,249)              -        457,246
  Total consolidated assets .......................     5,819,746        4,000,487      1,181,183               -     11,001,416

Nine Months ended September 30, 2004
  Total revenues ..................................   $   631,965      $   229,716     $  135,974    $   (125,466)  $    872,189
  Net interest income .............................       193,307          152,604          6,561               -        352,472
  Provision for loan losses .......................        (5,422)          12,255           (597)              -          6,236
  Net gain on whole loan sales and securitizations
    of residential real estate loans ..............       338,612                -              -               -        338,612
  Mortgage servicing rights amortization ..........        (6,593)               -              -               -         (6,593)
  Compensation ....................................       104,054           26,431         55,695               -        186,180
  Other non-interest expense ......................        26,826           11,164         32,493               -         70,483
  Income before income taxes ......................       412,961          109,398        (72,719)              -        449,640
  Total consolidated assets .......................     4,415,017        3,708,529      1,394,898               -      9,518,444


NOTE 20:   EARNINGS PER SHARE

     Earnings per share have been computed based on the weighted-average number of shares. The following tables set forth the computation of basic and diluted earnings per share:

                                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                                              ----------------------      ------------------------
                                                                                2005          2004          2005           2004
                                                                              --------      --------      ---------      ---------
                                                                                        (THOUSANDS OF SHARES AND DOLLARS,
                                                                                             EXCEPT PER SHARE DATA)

Net income
  (numerator for basic earnings per share) .................................  $ 92,565      $ 85,120      $ 273,437      $ 263,161
Effect of dilutive securities:
  LYONs ....................................................................         -             4              8             14
                                                                              --------      --------      ---------      ---------
Net income available to common stockholders after assumed
  conversions (numerator for diluted earnings per share) ...................  $ 92,565      $ 85,124      $ 273,445      $ 263,175
                                                                              ========      ========      =========      =========

Weighted-average shares
  (denominator for basic earnings per share) ...............................    72,962        72,231         72,509         71,833
Effect of dilutive securities using the treasury stock method for restricted stock and stock options:
    Restricted stock .......................................................     1,311         1,489          1,120          1,432
    Employee benefit plans .................................................     1,154             -          1,107              -
    Stock options ..........................................................       101            98             98            118
    LYONs ..................................................................         -            38             22             40
                                                                              --------       -------      ---------      ---------
Dilutive potential common shares ...........................................     2,566         1,625          2,347          1,590
                                                                              --------       -------      ---------      ---------
Adjusted weighted-average shares and assumed conversions
  (denominator for diluted earnings per share) .............................    75,528        73,856         74,856         73,423
                                                                              ========       =======      =========      =========

Basic earnings per share ...................................................  $   1.27       $  1.18      $    3.77      $    3.66
                                                                              ========       =======      =========      =========
Diluted earnings per share .................................................  $   1.23       $  1.15      $    3.65      $    3.58
                                                                              ========       =======      =========      =========


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

o the impact of competition in the non-prime residential lending market and in the commercial real estate lending market on the Company's ability to adequately price, underwrite and originate its loans;

o the impact of competition and pricing environments on loan and deposit products and the resulting effect upon the Company's net interest margin and net gain on sale;

o changes in the Company's ability to originate loans, and any changes in the cost and volume of loans originated as a result thereof;

o the effectiveness of the Company's interest rate risk management, including hedging, of its funded and unfunded loans;

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

o the ability to appropriately estimate an adequate level for the allowance for loan losses, the valuation reserve for loans held for sale, the loan repurchase reserve and the premium recapture reserve, as well as the fair value of the retained mortgage servicing rights and residual interests in securitizations;

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

     FIL has two primary lending operations, residential and commercial real estate, both of which are engaged in on a nationwide basis. FIL's residential real estate lending platform originated loans from 46 states through its five regional loan production centers during the third quarter of 2005. The commercial real estate lending operation includes nine regional offices and, as of September 30, 2005, had loans outstanding in 33 states. FIL funds its lending operations primarily through retail and brokered deposits that are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation ("FDIC") and, to a lesser extent, advances from the Federal Home Loan Bank of San Francisco ("FHLB"). FIL raises its retail deposits in California (predominately Southern California) through a network of 21 branches and a centralized call center. FIL is regulated by the FDIC and the Department of Financial Institutions of the State of California ("DFI"). FIL will also utilize its warehouse lines of credit from time to time to fund part of its residential real estate loan production.

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

     FIL's commercial real estate lending operation provides first mortgage financing on various types of income producing properties. The commercial real estate loans that FIL originates are all held for investment, with some loans participated out to limit credit exposures. Loans are originated through broker and borrower relationships and the borrowers are typically mid-size developers and owners seeking a loan structure that provides limited recourse and is short-term, providing bridge or construction financing for comprehensive construction, renovation, conversion, repositioning and lease-up of existing or new properties. To manage the credit risk involved in this lending, FIL is focused on the value and quality of the collateral and the quality and experience of the parties with whom it does business. The size of loan commitments originated generally range from $10 million to $60 million, with some loans for larger amounts.

     The Company's two operating lines of business are generally designed to be somewhat counter-cyclical and to provide balance in varying economic cycles; however, this balance may not be achieved as both of the Company's operating businesses are influenced by the overall condition of the economy, in particular the interest rate environment and, as a result, experience cyclicality in volume, loan losses and earnings. The Company strives to manage its operations so as to optimize operational efficiency and to maintain risks within acceptable parameters. The Company's lending operations generate income as follows:

o All of the residential real estate loans originated are currently sold for varying levels of gain through whole loan sales to other financial institutions, and to a lesser degree, to various investors through securitization transactions. A held for sale valuation reserve, a loan repurchase reserve and a premium recapture reserve are maintained and adjusted through provisions (which are either an expense or a credit to income) that are recognized in the consolidated statements of income. Net interest income is recognized on these loans during the period that the Company holds them for sale. Servicing income is realized on the loans sold into the Company's securitizations and on whole loan sales when servicing is retained, as well as on an interim basis for loans sold on a servicing released basis to other financial institutions.

o Commercial real estate loans, which are held for investment, generate net interest income on the difference between the rates charged on the loans and the cost of borrowed funds. An allowance for loan losses is maintained and adjusted through provisions (which are either an expense or a credit to income) that are recognized in the consolidated statements of income.

     Principal among the various market risks the Company faces are interest rate risk, which is the risk that the valuation of the Company's interest-sensitive loans and liabilities and its net interest income will change due to changes in interest rates, and liquidity risk, which is the ability of the Company to access the necessary funding and capital resources, in a cost-effective manner, to fund its loan originations or to sell its loans held for sale. The Company endeavors to mitigate interest rate risk by attempting to match the rate reset (or repricing) characteristics of its assets with its liabilities. The Company utilizes forward loan sale commitments to provide liquidity and to hedge its loans held for sale as well as Eurodollar futures to hedge its loan pipeline and a portion of its loans held for sale. The objective of the Company's interest rate and liquidity risk management activities is to reduce the risk of operational disruption and to reduce the volatility in income caused by changes in interest rates; however, the mortgage banking industry is inherently subject to income volatility due to the effect of interest rate variations on loan production volume, premiums realized on loan sales and securitizations, as well as loan pre-payment patterns, which in turn affects the valuation of the Company's residual interests and mortgage servicing rights, as well as the amount of loan servicing income realized.

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


EARNINGS PERFORMANCE

     The Company reported income before income taxes of $156.0 million for the third quarter of 2005 as compared to $144.9 million for the third quarter of 2004. For the first nine months of 2005, income before income taxes totaled $457.2 million, as compared to $449.6 million for the first nine months of 2004. The increase in income before income taxes for the third quarter and first nine months of 2005 represent increases of 7.7% and 1.7% over the results for the third quarter and first nine months of 2004, respectively. This is primarily a result of increased levels of net interest income and loan servicing income, partially offset by higher non-interest expenses. During the third quarter and first nine months of 2005, the Company recorded credits to income for its provision for loan losses as a result of lower net charge-offs, non-accrual loans and restructured loans. This is compared to a larger credit to income for the provision during the third quarter of 2004 and a provision expense for the first nine months of 2004. The net gain on whole loan sales and securitizations was higher during the third quarter of 2005 as compared to the third quarter of 2004; however, the level of gain for the first nine months of 2005 was lower than during the same period of 2004.

     The Company reported net income of $92.6 million for the third quarter of 2005. This is compared to net income of $85.1 million for the third quarter of 2004. For the first nine months of 2005, net income totaled $273.4 million, as compared to $263.1 million for the first nine months of 2004.


NET INTEREST INCOME

     The Company recorded net interest income for the third quarter and first nine months of 2005 of $120.3 million and $367.1 million as compared to $113.5 million and $352.5 million for the third quarter and first nine months of 2004, respectively. The increase in net interest income is primarily a result of an increase in the average interest-earning assets, primarily the residential real estate loans held for sale. Total average interest-earning assets increased 18.1% to $11.00 billion during the third quarter of 2005, as compared to $9.32 billion during the third quarter of 2004. The net interest income margin as a percentage of average interest-earning assets decreased to an annualized 4.34% for the third quarter of 2005 from 4.85% for the third quarter of 2004. Total average interest-earning assets increased 14.6% to $10.99 billion for the first nine months of 2005, as compared to $9.59 billion during the first nine months of 2004. The net interest income margin decreased to an annualized 4.47% for the first nine months of 2005 from 4.91% for the first nine months of 2004. Net interest income is impacted by the volume, mix and rate of interest-earning assets and interest-bearing liabilities. The decrease in the Company's net interest margin is due primarily to higher funding costs relative to the yields realized on loans outstanding during the third quarter and first nine months of 2005. In particular, yields on the Company's residential real estate loans held for sale have increased at a slower rate during the first nine months of 2005 than the underlying cost of funds during the same period.

     The following tables identify the consolidated interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins, as well as an analysis of changes in net interest income due to volume and rate changes, for the third quarter and first nine months of 2005 and 2004:

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                       ----------------------------------------------------------------------------
                                                                       2005                                   2004
                                                       -----------------------------------     ------------------------------------
                                                          AVERAGE                   YIELD/        AVERAGE                    YIELD/
                                                          BALANCE       INTEREST     COST         BALANCE      INTEREST       COST
                                                       ------------     ---------   ------     ------------    ---------     ------
                                                                             (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (1):
  Commercial real estate loans ....................    $  3,939,714     $  81,242     8.18%    $  3,819,339    $  72,405      7.54%
  Residential real estate loans (2) ...............       6,203,624       114,665     7.33%       4,763,213       86,334      7.21%
  Syndicated commercial loans .....................               -             -        -            3,075            -         -
  Residual interests in securitized loans .........          32,570         4,262    51.92%          19,446          856     17.51%
  Cash equivalents and investment securities ......         822,940         7,845     3.78%         711,122        3,309      1.85%
                                                       ------------     ---------   ------     ------------    ---------     -----
     Total interest-earning assets ................    $ 10,998,848     $ 208,014     7.50%    $  9,316,195    $ 162,904      6.96%
                                                       ============     =========   ======     ============    =========     =====


Interest-bearing liabilities:
  Time deposits ...................................    $  6,537,140     $  58,384     3.54%    $  5,325,285    $  29,000      2.17%
  Savings deposits ................................       1,613,204        11,881     2.92%       1,774,230        9,038      2.03%
  FHLB advances ...................................       1,351,626        10,411     3.06%         931,239        4,787      2.05%
  Warehouse lines of credit .......................          59,870           929     6.16%               -          501         -
  Senior Notes due 2004 ...........................               -             -        -                -            -         -
  Senior Notes due 2009 ...........................         181,450         3,650     8.05%         183,450        3,691      8.05%
  LYONs ...........................................               -             -        -              628            7      4.43%
  Junior Subordinated Debentures ..................         103,093         2,320     9.00%         103,093        2,320      9.00%
  Other ...........................................          30,019            91     1.20%          11,204           56      1.99%
                                                       ------------     ---------   ------     ------------    ---------     ------
     Total interest-bearing liabilities ...........    $  9,876,402     $  87,666     3.52%    $  8,329,129    $  49,400      2.36%
                                                       ============     =========   ======     ============    =========     =====


Net interest income ...............................                     $ 120,348                              $ 113,504
                                                                        =========                              =========


Percent of average interest-earning assets:
  Interest income .................................                                   7.50%                                   6.96%
  Interest expense ................................                                   3.16%                                   2.11%
                                                                                    ------                                   -----
  Net interest margin .............................                                   4.34%                                   4.85%
                                                                                    ======                                   =====

(1)   Average loan balances include non-accrual loan balances.
(2)   Includes loans held for sale and other.

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                       ----------------------------------------------------------------------------
                                                                       2005                                   2004
                                                       -----------------------------------     ------------------------------------

                                                          AVERAGE                   YIELD/        AVERAGE                   YIELD/
                                                          BALANCE       INTEREST     COST         BALANCE      INTEREST      COST
                                                       ------------     --------    ------     ------------    ---------     -----
                                                                             (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (1):
  Commercial real estate loans .....................   $  3,801,336     $ 224,091     7.88%    $  3,921,667    $ 221,796      7.55%
  Residential real estate loans (2) ................      6,467,422       351,623     7.27%       5,158,118      269,622      6.98%
  Syndicated commercial loans ......................              -             -        -            4,491           78      2.32%
  Residual interests in securitized loans ..........         22,280         8,569    51.42%          12,477        2,451     26.24%
  Cash equivalents and investment securities .......        702,837        16,605     3.16%         496,492        6,693      1.80%
                                                       ------------     ---------   ------     ------------    ---------     -----
    Total interest-earning assets ..................   $ 10,993,875     $ 600,888     7.31%    $  9,593,245    $ 500,640      6.97%
                                                       ============     =========   ======     ============    =========     =====


Interest-bearing liabilities:
  Time deposits ....................................   $  6,316,905     $ 149,347     3.16%    $  5,240,056    $  82,184      2.09%
  Savings deposits .................................      1,667,349        32,574     2.61%       1,764,570       25,911      1.96%
  FHLB advances ....................................      1,507,165        30,130     2.67%       1,435,697       20,535      1.91%
  Warehouse lines of credit ........................         97,187         3,485     4.79%               -          751         -
  Senior Notes due 2004 ............................              -             -        -            6,291          372      7.88%
  Senior Notes due 2009 ............................        181,450        10,950     8.05%         186,943       11,293      8.05%
  LYONs ............................................            320            15     6.27%             644           24      4.98%
  Junior Subordinated Debentures ...................        103,093         6,960     9.00%         103,093        6,959      9.00%
  Other ............................................         28,524           365     1.71%           9,282          139      2.00%
                                                       ------------     ---------   ------     ------------    ---------    ------
    Total interest-bearing liabilities .............   $  9,901,993     $ 233,826     3.16%    $  8,746,576    $ 148,168      2.26%
                                                       ============     =========   ======     ============    =========    ======


Net interest income ................................                    $ 367,062                              $ 352,472
                                                                        =========                               =========


Percent of average interest-earning assets:
  Interest income ..................................                         7.31%                                            6.97%
  Interest expense .................................                         2.84%                                            2.06%
                                                                        ---------                                            -----
  Net interest margin ..............................                         4.47%                                            4.91%
                                                                        =========                                            =====


(1)  Average loan balances include non-accrual loan balances.
(2)  Includes loans held for sale and other.

                                                   THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                                         2005 COMPARED TO 2004                       2005 COMPARED TO 2004
                                                 ------------------------------------      -------------------------------------
                                                       CHANGE DUE TO                             CHANGE DUE TO
                                                 -------------------------                 ------------------------
                                                   VOLUME        RATE         TOTAL          VOLUME         RATE         TOTAL
                                                 ---------     ---------     --------      ----------     ---------    ---------
                                                                           (THOUSANDS OF DOLLARS)

 Cash equivalent and investment securities ..... $   1,049     $   3,487     $  4,536       $   4,709     $   5,203    $   9,912
 Loans:
   Commercial real estate ......................     2,482         6,355        8,837          (7,094)        9,389        2,295
   Residential real estate .....................    26,690         2,093       28,783          71,211        11,254       82,465
   Other .......................................     1,587         1,367        2,954           3,734         1,842        5,576
                                                 ---------     ---------     --------       ---------     ---------    ---------
   Total Loans .................................    30,759         9,815       40,574          67,851        22,485       90,336
                                                 ---------     ---------     --------       ---------     ---------    ---------
 Total increase in interest income .............    31,808        13,302       45,110          72,560        27,688      100,248
                                                 ---------     ---------     --------       ---------     ---------    ---------
 Time deposits .................................   (10,823)      (18,561)     (29,384)        (25,459)      (41,704)     (67,163)
 Savings deposits ..............................     1,186        (4,029)      (2,843)          1,899        (8,562)      (6,663)
 FHLB advances .................................    (3,238)       (2,386)      (5,624)         (1,429)       (8,166)      (9,595)
 Warehouse lines of credit .....................      (428)            -         (428)         (2,734)            -       (2,734)
 Senior Notes due 2004 and 2009 ................        41             -           41             715             -          715
 LYONs .........................................         7             -            7               9             -            9
 Junior Subordinated Debentures ................         -             -            -              (1)            -           (1)
 Other .........................................       (57)           22          (35)           (246)           20         (226)
                                                 ---------     ---------     ---------      ---------     ---------    ---------
 Total decrease in interest expense ............   (13,312)      (24,954)      (38,266)       (27,246)      (58,412)     (85,658)
                                                 ---------     ---------     ---------      ---------     ---------    ---------
 Increase (decrease) in net interest income .... $  18,496     $ (11,652)    $   6,844      $  45,314     $ (30,724)   $  14,590
                                                 =========     =========     =========      =========     =========    =========


NON-INTEREST INCOME


WHOLE LOAN SALES AND SECURITIZATIONS OF RESIDENTIAL REAL ESTATE LOANS

     The gain on the sale of residential real estate loans increased from $89.4 million in the third quarter of 2004 to $116.0 million for the third quarter of 2005 due to a significant increase in the volume of loans sold and securitized in the third quarter of 2005 as compared to the third quarter of 2004. For the first nine months of 2005, the gain on the sale of residential real estate loans decreased to $316.4 million, as compared to $338.6 million for the first nine months of 2004. The decrease in gain on sale is primarily attributable to the realization of lower gross premiums on loans sold and securitized during the first nine months of 2005, as compared to the first nine months of 2004, as a result of lower interest rate margins reflecting increased price competition in the non-prime mortgage origination market.

     A total of $9.27 billion in loans were sold (including loans sold via securitization) during the third quarter of 2005, as compared to loan sales and securitizations of $6.80 billion during the third quarter of 2004. For the first nine months of 2005, a total of $26.09 billion in loans were sold (including loans sold via securitization), as compared to loan sales of $16.60 billion during the first nine months of 2004. The average gross premium on loans sold and securitized during the third quarter of 2005 was 2.25% as compared to an average of 3.02% for the third quarter of 2004. For the first nine months of 2005, the average gross premium on loans sold was 2.60% as compared to an average of 3.68% for the first nine months of 2004.

     The Company realized a net gain on its derivative instruments utilized to hedge the impact of interest rate volatility on its residential real estate lending activities during the third quarter and first nine months of 2005. This net gain primarily resulted from an increase in the underlying interest rate indices (primarily the two-year swap rate) which conversely had a negative impact upon the gross loan sale and securitization premiums realized during the same period. Such premiums and the gain or loss on derivative instruments have exhibited, and are expected to continue to exhibit, variability (often significant) based on various economic and interest rate environments, as well as on the Company's loan sale and hedging activity levels and their timing. The Company reported provisions for valuation and repurchase reserves for the third quarter and first nine months of 2005 of (0.05)% and 0.06% of total net loan sales and securitizations, respectively, as compared to the similar periods in 2004 of 0.14% and 0.12%, respectively. During the third quarter of 2005, the Company updated its loss estimates and stratifications for both of its valuation and repurchase reserves. The estimates were based on an updated analysis of historical loan collateral vintage data. The net result was a negative provision, or credit to income, for the valuation and repurchase reserves during the third quarter of 2005 (as represented by the (0.05)% noted above) and a shifting of a certain amount of the valuation reserve into the repurchase reserve. The Company continually evaluates the loss estimates utilized for its valuation and repurchase reserves based upon its analysis of historical and current data and the mix of loan characteristics. The net gain percentage (the net gain after direct costs, net gains or losses on derivative instruments, provisions for premium recapture and valuation and repurchase reserves, divided by net loans sold) on these sales decreased to 1.26% in the third quarter of 2005 from 1.32% in the third quarter of 2004. For the first nine months of 2005, the gain percentage on these sales decreased to 1.22% as compared to 2.02% in the first nine months of 2004.

     The following table provides the amounts of loans sold during the respective periods and additional detail on the net gain on whole loan sales and securitizations (net gain on sale):

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                              ----------------------------      -----------------------------
                                                                  2005            2004              2005             2004
                                                              -----------      -----------      ------------     ------------
                                                                                 (THOUSANDS OF DOLLARS)


Whole loan sales of residential real estate loans .........   $ 8,236,360      $ 6,245,154      $ 22,861,862     $ 14,426,043
Securitizations of residential real estate loans ..........     1,032,725          555,814         3,224,291        2,178,572
                                                              -----------      -----------      ------------     ------------
Total loan sales and securitizations - net of repurchases .   $ 9,269,085      $ 6,800,968      $ 26,086,153     $ 16,604,615
                                                              ===========      ===========      ============     ============

Gross premium recognized on loan sales and securitizations.   $   208,687      $   204,820      $    678,503     $    612,897
Net gain (loss) on derivative instruments .................        24,218           (6,552)           15,833           (2,923)
Direct costs of loan originations - net ...................      (111,712)         (90,321)         (333,369)        (230,474)
Provision for premium recapture and reversal ..............        (9,096)          (9,191)          (26,690)         (22,133)
                                                              -----------      ------------     ------------     ------------
                                                                  112,097           98,756           334,277          357,367
Provision for valuation and repurchase reserves ...........         3,947           (9,390)          (17,909)         (18,755)
                                                              -----------      -----------      ------------     ------------
  Net gain on sale ........................................   $   116,044      $    89,366      $    316,368     $    338,612
                                                              ===========      ===========      ============     ============

Net gain on sale ..........................................   $   116,044      $    89,366      $    316,368     $    338,612
Origination expenses allocated during the period
  of origination ..........................................       (30,381)         (53,551)         (108,535)        (145,367)
                                                              -----------      -----------      ------------     ------------
    Net operating gain on sale ............................   $    85,663      $    35,815      $    207,833     $    193,245
                                                              ===========      ===========      ============     ============

Gross premium recognized on loan sales and securitizations.          2.25 %          3.02 %             2.60 %           3.68 %
Net gain (loss) on derivative instruments .................          0.26 %         (0.10)%             0.06 %          (0.02)%
Direct costs of loan originations .........................         (1.21)%         (1.32)%            (1.28)%          (1.39)%
Provision for premium recapture and reversal ..............         (0.10)%         (0.14)%            (0.10)%          (0.13)%
                                                              -----------      ----------       ------------     ------------
                                                                     1.20 %          1.46 %             1.28 %           2.14 %
Provision for valuation and repurchase reserves ...........          0.05 %         (0.14)%            (0.06)%          (0.12)%
                                                              -----------      ----------       ------------     ------------
  Net gain on sale ........................................          1.25 %          1.32 %             1.22 %           2.02 %
                                                              ===========      ==========       ============     ============

Net gain on sale ..........................................          1.25 %          1.32 %             1.22 %           2.02 %
Origination expenses allocated during the period
  of origination ..........................................         (0.33)%         (0.79)%            (0.42)%          (0.88)%
                                                              -----------      ----------       ------------     ------------
    Net operating gain on sale ............................          0.92 %          0.53 %             0.80 %           1.14 %
                                                              ===========      ==========       ============     ============


o    Percentages are of total loan sales and securitizations, net of repurchases, during the period indicated.
o    Premium recapture and reversal is the reversal or recapture of premium on loans sold which either prepay early per the terms of each sales contract or for certain loans repurchased from prior sales; includes some interest adjustment on loans repurchased.
o    Provision for valuation and repurchase reserves represents adjustments to the valuation allowance for the Company's held for sale loans and adjustments to the Company's repurchase reserve for the effect of loans estimated to be repurchased.
o    Origination expenses allocated during the period of origination represent indirect expenses not directly attributable to specific loans but are related to the origination process of residential real estate loans during the period of origination and which are not deferred for GAAP. These expenses are included in non-interest expense in the consolidated statement of operations during the period incurred. There is no directly comparable GAAP financial measure to "Origination expenses allocated during the period of origination", the components of which are calculated in accordance with GAAP.
o    Net operating gain on sale is a supplement to, and not a substitute for, the information presented in the consolidated statement of income as prepared in accordance with GAAP. The Company utilizes this additional information as part of its management of the total costs and efficiency of its loan origination platform. Furthermore, our definition of the indirect origination expenses may not be comparable to similarly titled measures reported by other companies. Because these expenses are estimates that are based on loans sold during the current period utilizing actual costs from prior periods, these costs may fluctuate from period to period reflecting changes in the volume of loans sold, originated and the actual indirect expenses incurred during the period of loan origination. The net operating gain on sale amount does not include net interest income on residential real estate loans held for sale or any fair value adjustments on the Company's residual interests in securitized loans.

LOAN SERVICING AND OTHER NON-INTEREST INCOME

     The components of the Company's loan servicing and other non-interest income for the third quarter and first nine months of 2005 and 2004 are indicated in the following tables:

                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                       ----------------------     ------------------------
                                                         2005          2004          2005           2004
                                                       --------      --------     ---------      ----------
                                                                     (THOUSANDS OF DOLLARS)

Loan Servicing Income:
  Servicing fee income:
    Securitization transactions ....................   $  6,108      $  3,249     $  15,701      $    7,600
      Interim ......................................      9,807         6,261        24,083          14,233
      Loans sold - servicing retained ..............        897           672         2,369             672
                                                       --------      --------     ---------      ----------
                                                         16,812        10,182        42,153          22,505
    Ancillary income ...............................      2,314         1,483         5,845           3,712
    Other ..........................................      1,029            47         1,843            (336)
                                                       --------      --------     ---------      ----------
                                                       $ 20,155      $ 11,712     $  49,841      $   25,881
                                                       ========      ========     =========      ==========

MSR Amortization and Impairment:
  MSR amortization .................................   $ (5,574)     $ (3,186)    $ (15,121)     $   (6,593)
  MSR impairment provision .........................     (1,014)           60        (1,178)         (2,417)
                                                       --------      --------     ---------      ----------
                                                       $ (6,588)     $ (3,126)    $ (16,299)     $   (9,010)
                                                       ========     =========     =========      ==========

Other Non-Interest Income:
  Prepayment fees:
    Commercial real estate .........................   $    467      $    923     $   1,848      $    4,134
    Residential real estate ........................        706           555         1,980           4,409
  Commercial real estate transaction fees ..........        973         1,287         6,809           3,432
  All other ........................................      2,456           196         3,932           4,091
                                                       --------      --------     ---------      ----------
                                                       $  4,602      $  2,961     $  14,569      $   16,066
                                                       ========      ========     =========      ==========

     The Company's loan servicing income (which is all related to residential real estate), before mortgage servicing rights amortization and impairment provision, increased from $11.7 million in the third quarter of 2004 to $20.2 million for the third quarter of 2005. For the first nine months of 2005 loan servicing income was $49.8 million versus $25.9 million for the first nine months of 2004. These increases were due to increased residential real estate loan origination volume, which resulted in an increase in loan securitization activity and higher levels of interim servicing during the third quarter and first nine months of 2005 as compared to the third quarter and first nine months of 2004. The additional loan securitization activity also created a higher level of MSRs, which resulted in an increase in the amortization (expense) of the MSRs in 2005 versus 2004.

     The Company was servicing approximately $22.16 billion in principal balance of loans as of September 30, 2005. The Company intends to continue to service its loans held for sale and those loans it securitizes, and has begun to service some loans sold to other parties for more than on an interim basis.

     The following is a breakdown of the principal balance of the loans being serviced by categorization as of the periods indicated:


                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2005              2004
                                                                                ------------      -----------
                                                                                    (MILLIONS OF DOLLARS)

Loans in securitizations ....................................................   $      4,851      $     3,172
Loans held for sale .........................................................          5,738            5,420
Loans sold and servicing retained ...........................................          1,240              637
Loans sold and serviced on an interim basis .................................         10,321            5,727
Other .......................................................................              8                -
                                                                                ------------      -----------
                                                                                $     22,158      $    14,956
                                                                                ============      ===========


PROVISION FOR LOSSES

     For the third quarter of 2005 the Company recognized a $4.1 million negative provision for loan losses (credit to income) as compared to a $10.3 million credit to income for the third quarter of 2004. While both negative provisions resulted from improved credit quality metrics, the negative provision for the third quarter of 2004 also included the effect of the transfer during that quarter of $910.0 million in residential real estate loans held for investment to loans held for sale, which increased the amount credited to income. For the first nine months of 2005, the provision for loan losses was a $7.3 million credit to income versus a $6.2 million expense for the first nine months of 2004. The change in the year-to-date provision was primarily a result of a significant decrease in the net charge-offs and level of non-accrual loans experienced for the commercial real estate loans held for investment during 2005. In addition, the Company has continued to reduce its exposure to commercial real estate loans secured by hotel and lodging properties which have been the majority of the non-accrual loans and net charge-offs in prior periods. The provision for loan losses represents the current period expense (or credit to income) associated with maintaining an appropriate allowance for loan losses. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition and concentrations of the loan portfolio, the number and balances of non-accrual loans, delinquencies, the level of restructured loans, assessment by management of the inherent risk in the portfolio, the value of the underlying collateral and the general economic conditions in the commercial real estate markets in which the Company lends. Periodic fluctuations in the provision for loan losses and the allowance for loan losses result from management's on-going assessment of their adequacy.


NON-INTEREST EXPENSE

     Non-interest expense increased during the third quarter and first nine months of 2005, as compared to the third quarter and first nine months of 2004. Compensation expense increased from $51.0 million for the third quarter of 2004 to $61.9 million for the third quarter of 2005. The increase was primarily due to an increase in accrued incentive compensation and increased compensation expense related to the higher residential real estate loan origination volume and an increase in the loan servicing portfolio. For the first nine months of 2005, compensation expense decreased to $176.8 million from $186.2 million for the first nine months of 2004. Compensation expense decreased on a year-over-year basis primarily due to an increase in the capitalization level of direct loan origination costs during 2005. In addition, the Company decreased its internal commission costs related to its residential real estate loan production during 2005 as compared to 2004, thus limiting the amount of increase in compensation expense associated with the increase in residential real estate loan production during 2005. Occupancy and other non-interest expense increased during the third quarter and first nine months of 2005 as compared to the same periods in 2004 reflecting the increase in residential real estate loan origination volume and associated loan servicing activities. Compensation and non-compensation related operating expenses are detailed in the following tables:

                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                                       ------------------------      ------------------------
                                                                          2005           2004          2005           2004
                                                                       ---------      ---------      ---------      ---------
                                                                                       (THOUSANDS OF DOLLARS)

Compensation and related ...........................................   $  61,851      $  50,950      $ 176,785      $ 186,180
Occupancy ..........................................................       7,412          4,404         21,289         11,482
Other ..............................................................      33,334         24,474         81,682         70,483
                                                                       ---------      ---------      ---------      ---------
Total non-interest expense .........................................   $ 102,597      $  79,828      $ 279,756      $ 268,145
                                                                       =========      =========      =========      =========

                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                                       ------------------------      ------------------------
                                                                          2005           2004           2005           2004
                                                                       ---------      ---------      ---------      ---------
                                                                                       (THOUSANDS OF DOLLARS)

Total compensation and related .....................................   $ 133,665      $ 100,971      $ 384,018      $ 328,428
Deferral of loan origination costs (1) .............................     (71,814)       (50,021)      (207,233)      (142,248)
                                                                       ---------      ---------      ---------      ---------
Compensation and related ...........................................   $  61,851      $  50,950      $ 176,785      $ 186,180
                                                                       =========      =========      =========      =========

(1) Incremental direct costs associated with the origination of loans are deferred when incurred. For residential real estate loans, when the related loan is sold, the deferred costs are included as a component of net gain on sale.

     Other non-interest expense for the third quarter and first nine months of 2005 and 2004 is summarized below:

                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                        ----------------------      ----------------------
                                                                          2005          2004          2005          2004
                                                                        --------      --------      --------      --------
                                                                                      (THOUSANDS OF DOLLARS)

Legal, professional and other outside services ......................   $  8,375      $  4,078      $ 21,150      $ 17,076
Information technology ..............................................      4,844         3,299        12,113         8,944
Printing, supplies and postage ......................................      4,131         2,563        11,726         8,197
Advertising and promotion ...........................................      2,915         2,221         8,357         6,408
Auto and travel .....................................................      2,178         1,937         6,445         5,902
Leasing and loan expense ............................................      1,945         1,269         5,249         4,304
Net real estate owned expenses ......................................       (389)        1,453        (5,024)        4,071
Telephone ...........................................................      1,142           984         3,299         2,778
All other ...........................................................      8,193         6,670        18,367        12,803
                                                                        --------      --------      --------      --------
Other expenses ......................................................   $ 33,334      $ 24,474      $ 81,682      $ 70,483
                                                                        ========      ========      ========      ========



INCOME TAXES

     Income tax expense of $63.5 million and $59.8 million for the quarters ended September 30, 2005 and 2004, represent effective tax rates of 40.7% and 41.3%, respectively, on income before income taxes of $156.0 million and $144.9 million for the same respective periods. For the nine month periods ended September 30, 2005 and 2004, income tax expense of $183.8 million and $186.5 million, represent effective tax rates of 40.2% and 41.5%, respectively, on income before income taxes of $457.2 million and $449.6 million for the same respective periods. The decreases in effective tax rates during 2005 are primarily a result of the changing geographic mix of the Company's operations which has resulted in more of the Company's taxable income being subject to tax in states with lower tax rates. The effective tax rates for all periods presented are different than the Federal enacted tax rate of 35.0%, due mainly to various apportioned state income tax provisions resulting from the Company's nationwide lending operations.


REVIEW OF FINANCIAL CONDITION

LOANS HELD FOR SALE

     The Company's residential real estate loans held for sale have increased to $5.77 billion at September 30, 2005 from $5.45 billion at December 31, 2004. During the third quarter of 2005, residential real estate loan originations totaled $9.61 billion as compared to $5.88 billion for the third quarter of 2004. During the first nine months of 2005, residential real estate loan originations totaled $26.62 billion as compared to $16.87 billion for the first nine months of 2004. The following table details the loans held for sale as of the dates indicated:

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    2005             2004
                                                                                ------------      -----------
                                                                                    (THOUSANDS OF DOLLARS)

Loan principal balance:
  1st trust deeds ...........................................................   $  5,119,708      $ 5,036,724
  2nd trust deeds ...........................................................        617,822          383,039
                                                                                ------------      -----------
                                                                                   5,737,530        5,419,763
Basis adjustment for fair value hedge accounting ............................              -           (1,327)
Net deferred direct origination costs .......................................         65,298           74,514
Less:  Valuation reserve ....................................................        (35,348)         (38,258)
                                                                                ------------      -----------
Loans held for sale - net ...................................................   $  5,767,480      $ 5,454,692
                                                                                ============      ===========


The following tables profile the loan origination volume for the periods indicated:



                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 -----------------------------      ------------------------------
                                                                     2005             2004             2005              2004
                                                                 ------------      -----------      ------------      ------------
                                                                           (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Loan origination volume by lien position:
  Firsts .....................................................   $  8,710,006      $ 5,515,901      $ 24,303,516      $ 15,951,462
  Seconds ....................................................        900,777          369,076         2,312,618           918,111
                                                                 ------------      -----------      ------------      ------------
                                                                 $  9,610,783      $ 5,884,977      $ 26,616,134      $ 16,869,573
                                                                 ============      ===========      ============      ============

For First Mortgages origination volume only:
  Average loan size ..........................................   $    251,371      $   210,515      $    242,511      $    209,869
  Weighted-average coupon ....................................           7.32%            7.23%             7.18%             6.99%
  Average bureau credit score (FICO) .........................            622              614               622               619
  Average loan-to-value (LTV) ................................           80.5%            80.4%             80.8%             81.0%
  Percentage of interest-only loan volume ....................           25.7%            13.3%             26.1%             15.5%

  Product Mix:
  ARM - 2/28 .................................................           90.4%            83.9%             87.6%             78.1%
  ARM - 3/27 .................................................            2.2%             3.7%              2.7%              4.0%
  ARM - 5/25 .................................................            0.7%             1.4%              0.8%              0.5%
  Fixed ......................................................            6.7%            11.0%              8.9%             17.4%
                                                                 ------------      -----------      ------------      ------------
                                                                        100.0%           100.0%            100.0%            100.0%
                                                                 ============      ===========      ============      ============

  Loan purpose:
  Purchase ...................................................           51.0%            45.7%             48.8%             42.3%
  Refinance ..................................................           49.0%            54.3%             51.2%             57.7%
                                                                 ------------      -----------      ------------      ------------
                                                                        100.0%           100.0%            100.0%            100.0%
                                                                 ============      ===========      ============      ============

For Second Mortgages origination volume only:
  Average loan size ..........................................   $     55,279         $ 39,681      $     51,337          $ 39,425
  Weighted-average coupon ....................................          10.18%           10.73%            10.09%            10.64%
  Average bureau credit score (FICO) .........................            648              643               649               646

First & Second Mortgages - Origination by
 geographic dispersion:
  California .................................................           26.8%            31.9%             28.2%             35.6%
  New York ...................................................           11.2%            11.5%             11.1%             11.3%
  Florida ....................................................           11.6%             7.2%             10.7%              7.6%
  New Jersey .................................................            6.8%             7.6%              6.8%              6.0%
  Maryland ...................................................            6.6%             4.8%              5.8%              4.1%
  All other states ...........................................           37.0%            37.0%             37.4%             35.4%
                                                                 ------------      -----------      ------------      ------------
                                                                        100.0%           100.0%            100.0%            100.0%
                                                                 ============      ===========      ============      ============

LOANS HELD FOR INVESTMENT

     The Company's net loans held for investment before the allowance for loan losses was approximately $4.12 billion at September 30, 2005, as compared to $3.48 billion at December 31, 2004. The following tables show the total commercial real estate new loan commitment volume for the periods indicated:

                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                                  -----------------------------      ----------------------------
                                                                      2005             2004              2005            2004
                                                                  -----------       -----------      -----------      -----------
                                                                                     (THOUSANDS OF DOLLARS)


Senior  loans .................................................   $ 1,556,154       $   875,479      $ 3,773,889      $ 1,905,837
Mezzanine loans ...............................................             -             5,701                -           17,051
                                                                  -----------       -----------      -----------      -----------
                                                                  $ 1,556,154       $   881,180      $ 3,773,889      $ 1,922,888
                                                                  ===========       ===========      ===========      ===========

Average senior loan size originated ...........................   $    37,051       $    35,019      $    32,534      $    26,470
                                                                  ===========       ===========      ===========      ===========


     The following table shows detail for the Company's loans held for investment outstanding as of the dates indicated:

                                                                          SEPTEMBER 30, 2005              DECEMBER 31, 2004
                                                                     --------------------------       -------------------------
                                                                        AMOUNT       % OF TOTAL         AMOUNT       % OF TOTAL
                                                                     -----------     ----------       -----------    ----------
                                                                              (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Commercial real estate loans:
  Bridge .........................................................   $ 2,030,701             49 %     $ 1,512,532            43 %
  Construction ...................................................     1,391,419             33 %       1,020,370            29 %
  Permanent ......................................................       644,706             16 %         805,760            23 %
  Single tenant credit ...........................................        87,631              2 %         177,193             5 %
                                                                     -----------     ----------       -----------    ----------
                                                                       4,154,457            100 %       3,515,855           100 %
Other ............................................................         6,242              - %           4,526             - %
                                                                     -----------     ----------       -----------    ----------
                                                                       4,160,699            100 %       3,520,381           100 %
Net deferred loan fees and origination costs .....................       (41,603)            (1)%         (35,767)           (1)%
                                                                     -----------     ----------       -----------    ----------
                                                                       4,119,096             99 %       3,484,614            99 %
Allowance for loan losses ........................................      (158,713)            (4)%        (171,525)           (5)%
                                                                     -----------     ----------       -----------    ----------
Loans held for investment - net ..................................   $ 3,960,383             95 %     $ 3,313,089            94 %
                                                                     ===========      =========       ===========    ==========

     As of September 30, 2005, approximately 29.9%, 13.3% and 13.1% of the Company's commercial real estate loans outstanding were secured by properties located within California, Florida and New York, respectively; no other state represented greater than 10% of the loan portfolio. The real estate securing these loans includes a wide variety of property types including multi-family, office, retail, industrial, land development, lodging and mixed-use properties. The loans in the portfolio were distributed by property type as follows as of the dates indicated:

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2005              2004
                                                                                ------------       -----------

Multi-family - Condominiums .................................................             36%               25%
Office ......................................................................             15%               18%
Land Development ............................................................             17%               12%
Commercial Mixed-Use ........................................................              9%               12%
Industrial ..................................................................              6%               11%
Retail ......................................................................              6%                7%
Multi-family - Other ........................................................              5%                5%
Hotels & Lodging ............................................................              3%                5%
Special Purpose .............................................................              3%                5%
                                                                                ------------       -----------
                                                                                         100%              100%
                                                                                ============       ===========

     The following table stratifies the commercial real estate loans held for investment by loan amounts outstanding as of September 30, 2005:

                                              NUMBER       TOTAL LOANS
       LOAN SIZE RANGE                       OF LOANS      OUTSTANDING       %
------------------------------               --------      -----------     -----
                                                            (THOUSANDS
                                                            OF DOLLARS)

   $0           - $ 1 million ............         69      $     3,912         0%
> $1 million    - $ 5 million ............         78          251,193         6%
> $5 million    - $10 million ............         93          680,012        16%
> $10 million   - $15 million ............         43          523,894        13%
> $15 million   - $20 million ............         28          487,873        12%
> $20 million   - $30 million ............         17          406,829        10%
> $30 million   - $40 million ............         17          585,776        14%
> $40 million   - $50 million ............          6          263,915         6%
> $50 million ............................         14          951,053        23%
                                             --------      -----------    ------
                                                  365      $ 4,154,457       100%
                                             ========      ===========    ======

     As of September 30, 2005, the average loan size was $11.4 million (or $14.0 million when loans under $1 million are excluded) and the average loan-to-value ratio was approximately 73%, using the most current available appraised values and current loan balances outstanding.

     The Company's largest single individual commercial real estate loan outstanding (net of participation) at September 30, 2005 was $94.2 million with a total loan commitment of $135.0 million. The Company's largest net commitment for a single loan at September 30, 2005 was $135.0 million; this represents the maximum potential loan amount to the borrower; however, the amount available to borrow is generally subject to certain levels of completion or other factors on the underlying property. As of September 30, 2005, the largest concentration of loans (separate loans on different properties) which have a common investor or equity sponsor totaled $220.9 million in loan principal outstanding and $284.0 million in total loan commitment and is comprised of three separate loans, all of which were performing as of September 30, 2005.

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

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2005               2004
                                                                                ------------       -----------
                                                                                     (THOUSANDS OF DOLLARS,
                                                                                       EXCEPT PERCENTS)

COMMERCIAL REAL ESTATE:

Non-accrual loans held for investment ("HFI") ...............................   $     21,926       $    82,289
Real estate owned/foreclosed assets (REO) ...................................         24,712            21,344
                                                                                ------------       -----------
Total non-performing assets .................................................   $     46,638       $   103,633
                                                                                ============       ===========

Accruing loans past due 90 days or more .....................................   $          -       $         -
                                                                                ============       ===========

Restructured loans on accrual status: .......................................   $     12,350       $     9,302
                                                                                ============       ===========


Non-accrual loans to total loans HFI ........................................           0.53%             2.36%
Allowance for loan losses to total loans HFI ................................           3.85%             4.92%
Allowance for loan losses to non-accrual loans ..............................          723.9%            208.4%


                                                                            THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                                     ----------------------------------------------------
                                                                      COMMERCIAL     RESIDENTIAL
                                                                     REAL ESTATE     REAL ESTATE      OTHER       TOTAL
                                                                     -----------     -----------     -------    ---------
                                                                             (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Beginning allowance for loan losses ................................   $ 159,909     $         -     $    47    $ 159,956
Provision for loan losses ..........................................      (4,077)             (5)         11       (4,071)
Charge-offs ........................................................           -               -           -            -
Recoveries .........................................................       2,823               5           -        2,828
                                                                       ---------     -----------     -------    ---------
Ending allowance for loan losses ...................................   $ 158,655     $         -     $    58    $ 158,713
                                                                       =========     ===========     =======    =========

Net charge-offs ....................................................   $   2,823     $         5     $     -    $   2,828
                                                                       =========     ===========     =======    =========

Net loan charge-offs to average commercial
  real estate loans held for investment ............................       (0.28)%
                                                                       =========

                                                                            THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                                     -------------------------------------------------------
                                                                      COMMERCIAL     RESIDENTIAL
                                                                     REAL ESTATE     REAL ESTATE      OTHER       TOTAL
                                                                     -----------     -----------     -------    ---------
                                                                             (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Beginning allowance for loan losses ................................ $   191,475     $    21,672     $ 1,579    $ 214,726
Provision for loan losses ..........................................       1,707         (11,713)       (303)     (10,309)
Charge-offs ........................................................      (5,353)            (21)          -       (5,374)
Fair value adjustment (1) ..........................................           -          (9,856)          -       (9,856)
Recoveries .........................................................         392               7          36          435
                                                                     -----------     -----------     -------    ---------
Ending allowance for loan losses ................................... $   188,221     $        89     $ 1,312    $ 189,622
                                                                     ===========     ===========     =======    =========

Net charge-offs .................................................... $    (4,961)    $    (9,870)    $    36    $ (14,795)
                                                                     ===========     ===========     =======    =========

Net loan charge-offs to average commercial
  real estate loans held for investment ............................        0.52%
                                                                     ===========



(1) Resulting from the transfer of $910.0 million in residential real estate loans from held for investment to held for sale during the third quarter of 2004.

                                                                             NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                                     ---------------------------------------------------
                                                                      COMMERCIAL     RESIDENTIAL
                                                                     REAL ESTATE     REAL ESTATE     OTHER        TOTAL
                                                                     -----------     -----------    --------    ---------
                                                                           (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Beginning allowance for loan losses ..............................   $   171,471     $         -    $     54    $ 171,525
Provision for loan losses ........................................        (7,250)             (6)          5       (7,251)
Charge-offs ......................................................       (12,180)              -           -      (12,180)
Recoveries .......................................................         6,613               6           -        6,619
                                                                     -----------     -----------    --------    ---------
Ending allowance for loan losses .................................   $   158,654     $         -    $     59    $ 158,713
                                                                     ============    ===========    ========    =========

Net charge-offs ..................................................   $    (5,567)    $         6    $      -    $  (5,561)
                                                                     ===========     ===========    ========    =========

Net loan charge-offs to average total loans
  held for investment ............................................         0.20%
                                                                     ===========

                                                                             NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                                     ----------------------------------------------------
                                                                      COMMERCIAL     RESIDENTIAL
                                                                     REAL ESTATE     REAL ESTATE     OTHER        TOTAL
                                                                     -----------     -----------    --------    ---------
                                                                           (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Beginning allowance for loan losses ..............................   $   194,957     $    15,643    $  2,991    $ 213,591
Provision for loan losses ........................................        12,255          (5,422)       (597)       6,236
Charge-offs ......................................................       (19,519)           (403)     (1,236)     (21,158)
Fair value adjustment (1) ........................................             -          (9,856)          -       (9,856)
Recoveries .......................................................           528             127         154          809
                                                                     -----------     -----------    --------    ---------
Ending allowance for loan losses .................................   $   188,221     $        89    $  1,312    $ 189,622
                                                                     ===========     ===========    ========    =========

Net charge-offs ..................................................   $   (18,991)    $   (10,132)   $ (1,082)   $ (30,205)
                                                                     ===========     ===========    ========    =========

Net loan charge-offs to average total loans
  held for investment ............................................          0.65%
                                                                     ===========

(1) Resulting from the transfer of $910.0 million in residential real estate loans from held for investment to held for sale during the third quarter of 2004.

     There were six commercial real estate non-accrual loans held for investment (the largest having a balance of $7.6 million) totaling $21.9 million, or 0.6% of the total loans held for investment, as of September 30, 2005. At December 31, 2004 there were 13 commercial real estate loans totaling $82.3 million on non-accrual status, which represented 2.5% of the total loans held for investment as of that date. Loans secured by hotel and lodging properties represented 38% and 55% of the total commercial real estate loans on non-accrual status as of September 30, 2005 and December 31, 2004, respectively.

     REO related to commercial real estate loans was $24.7 million at September 30, 2005, consisting of seven properties (the largest having a balance of $11.1 million), which were acquired through or in lieu of foreclosure on loans secured by real estate. At December 31, 2004 there were eight commercial real estate properties owned, totaling $21.3 million.

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

     The allowance for loan losses, as a percentage of total loans held for investment decreased to 3.85% as of September 30, 2005, as compared to 4.92% as of December 31, 2004. In the third quarter of 2005, the Company incurred no net loan charge-offs and realized $2.8 million in recoveries of loan balances previously charged-off, as compared to $14.8 million in total net charge-offs for the third quarter of 2004. The net charge-off ratio for commercial real estate loans for the first nine months of 2005 was 0.20% as compared to 0.65% for the first nine months of 2004. Loans secured by hotel and lodging properties represented (25.3%) and 53.7% of the total commercial real estate net (recoveries)/charge-offs for the first nine months of 2005 and 2004, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The commercial and residential real estate lending activities are financed primarily through deposit accounts offered by FIL and which are insured by the FDIC. FIL offers certificates of deposit and savings and money market deposit accounts (insured by the FDIC to the legal maximum) through its 21 branches in California. FIL minimizes the costs associated with its accounts by not offering traditional checking, safe deposit boxes, ATM access and other traditional retail services. Deposits totaled $8.44 billion at September 30, 2005 and are summarized as to type as follows:

                                                                       NUMBER OF         TOTAL
                                                                        ACCOUNTS        DEPOSITS
                                                                       ---------      ------------
                                                                                       (THOUSANDS
                                                                                       OF DOLLARS)


Savings and money market deposit accounts ..........................      33,162      $ 1,613,632

Certificates of deposit:
  Retail ...........................................................     115,117        5,464,933
  Brokered .........................................................           -        1,362,147
                                                                                      -----------
                                                                                      $ 8,440,712
                                                                                      ===========


     FIL is also eligible for financing through the FHLB, from which financing is available based upon advance rates on certain pledged collateral and at various rates and terms. At September 30, 2005, FIL had a borrowing capacity with the FHLB of $2.47 billion, of which $639.0 million was borrowed and outstanding. The $2.47 billion in borrowing capacity was based upon a total of $2.73 billion in pledged loan collateral at September 30, 2005. FIL's maximum financing availability, based upon its regulatory assets and subject to the amount of collateral pledged and the related advance rates, was approximately $3.79 billion as of September 30, 2005.

     To add flexibility and capacity to its ability to fund the origination of residential real estate loans, the Company currently maintains three separate warehouse lines of credit. The total funding capacity of these three facilities was $2.50 billion at September 30, 2005. Borrowings, if any, under each of the facilities are secured by loans held for sale as pledged by FIL. There were no amounts outstanding at September 30, 2005. The three facilities are summarized as follows:

o $1 billion master repurchase facility ($500 million committed) with Goldman Sachs Mortgage Company expiring in February 2006, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.45%.

o $1 billion master loan and security facility ($500 million committed) with Greenwich Capital Financial Products expiring in September 2006, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.40%.

o $500 million master repurchase facility ($250 million committed) with Credit Suisse First Boston Mortgage Capital expiring in January 2006, secured by certain residential real estate loans held for sale, interest at overnight LIBOR plus a margin of 0.50%.

     Each of the facilities is subject to certain conditions, including but not limited to financial and other covenants. At September 30, 2005, FIL was in compliance with all financial and other covenants under these facilities.

     In addition, FIL has a line of credit with the Federal Reserve Bank of San Francisco ("Federal Reserve") with a borrowing capacity of $435.5 million at September 30, 2005. There were no amounts outstanding under the line of credit with the Federal Reserve at September 30, 2005.

     The Company's residential loan disposition strategy is to primarily utilize whole loan sales and, to a lesser extent, securitizations. The Company attempts to build multiple whole loan sale relationships to achieve diversity and enhance market liquidity. During the first nine months of 2005, the Company had transacted whole loan sales with 20 different financial institutions, the largest institution representing 17.8% of the total whole loan sales volume during this period.

     As a holding company, Fremont General currently pays its operating expenses, interest expense, taxes, obligations under its various employee benefit plans, and stockholders' dividends, and meets its other obligations primarily from its cash on hand and intercompany tax payments and benefit plan reimbursements from FIL. During 2002 and 2003, Fremont General had significant net operating loss carryforwards which were used to offset taxable income generated by FIL. As a result, intercompany payments of federal income tax obligations from FIL, which were otherwise payable to taxing authorities, were available for use by Fremont General for general working capital purposes. The last of the net operating loss carryforwards were fully utilized during 2003 and only current operating losses at Fremont General will offset taxable income generated by FIL; as a result, during 2004 and 2005, Fremont General paid most of the federal income taxes it received from FIL to the federal taxing authorities. Dividends of $6.2 million and $4.6 million were paid on Fremont General's common stock in the quarters ended September 30, 2005 and 2004, respectively; however, no assurance can be given that future common stock dividends will be declared.

     During the third quarter of 2005, FIL implemented a dividend of all of its retained residual interests in securitized loans to Fremont General Credit Corporation ("FGCC"), which is an intermediate holding company wholly-owned by Fremont General. All of the retained residual interests in securitized loans now reside at FGCC. The purpose of the dividend was to create an additional source of cash flow to Fremont General to the extent of cash received from the residual interests.

     There exist certain Federal Income Tax and California Franchise Tax matters pending resolution, of which Fremont General is not yet able to make a determination of their ultimate liability, but does not believe that the actual outcomes of these matters will adversely impact its liquidity. It is expected that the final resolution of these matters may take several years.

     Fremont General has cash and cash equivalents of $102.1 million at September 30, 2005 and no debt maturities until March of 2009.


OFF-BALANCE SHEET ACTIVITIES

     In the third quarter of 2005, the Company continued to securitize a certain amount of its residential real estate loans. Securitization is a process of transforming the loans into securities, which are sold to investors. The loans are first sold to a special purpose corporation, which then transfers them to a qualifying special-purpose entity (a "QSPE") which is legally isolated from the Company. The QSPE, in turn, issues interest-bearing securities, commonly known as asset-backed securities, that are secured by the future cash flows to be derived from the securitized loans. The QSPE uses the proceeds from the issuance of the securities to pay the purchase price of the securitized loans. The Company does not utilize unconsolidated special-purpose entities as a mechanism to remove non-performing assets from the consolidated balance sheets.

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

     During the third quarter of 2005, the Company securitized $1.03 billion in residential real estate loans. The investors and the QSPEs do not have any recourse to the Company if the cash flows generated by the securitized loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, the Company removes from its balance sheet the carrying value of the loans securitized and adds to its balance sheet the estimated fair value of the assets obtained in consideration for the loans which generally include the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     The Company is subject to market risk resulting primarily from the impact of fluctuations in interest rates upon balance sheet financial instruments such as loans, debt and derivatives. Changes in interest rates can affect loan interest income, gains on the sale of residential real estate loans, interest expense, loan origination volume, net investment income, and total stockholders' equity. The level of gain on the sale of residential real estate loans is dependent upon the level of loan origination volume, the premium paid by the purchasers of such loans and the gain or loss realized from hedging activities. Each of these factors, in turn, are highly dependent upon changes in, and the level of, interest rates and other economic factors. The Company may experience a decrease in the amount of gain it realizes should significant interest rate volatility occur or if other economic factors have a negative impact on the value and volume of the loans the Company originates. The objective of the asset and liability management activities is to provide a high level of net interest and investment income and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk.

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

     Quantitative and qualitative disclosures about the Company's market risk are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There have been no material changes in such risks or in the Company's asset and liability management activities during the nine months ended September 30, 2005.



ITEM 4.  CONTROLS AND PROCEDURES

     As of September 30, 2005, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on that evaluation, the Company's management, including the CEO and CFO, have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005.

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

     On June 2, 2004, the State of California Insurance Commissioner John Garamendi (the "Commissioner"), as statutory liquidator of Fremont Indemnity Company ("Fremont Indemnity"), filed suit in Los Angeles Superior Court against Fremont General alleging the improper utilization by Fremont General of certain net operating loss deductions ("NOLs") allegedly belonging to its Fremont Indemnity subsidiary (the "Fremont Indemnity case"). This complaint involves issues that Fremont General considers were resolved in an agreement among the California Department of Insurance, Fremont Indemnity and Fremont General (the "Letter Agreement"). The Letter Agreement, dated July 2, 2002, was executed on behalf of the California Department of Insurance by the Honorable Harry Low, the State of California Insurance Commissioner at that time. Fremont General has honored all of its obligations under the Letter Agreement. On July 16, 2004, the Commissioner filed a First Amended Complaint ("FAC") adding a cause of action for concealment of an alleged reinsurance dispute and is seeking to rescind the Letter Agreement.

     On January 25, 2005, the Company's motions to dismiss the lawsuit brought by the Commissioner, on behalf of Fremont Indemnity, against the Company were argued and heard before the Superior Court of the State of California (the "Court"). On January 26, 2005 the Court issued its rulings dismissing all the causes of action in the FAC without leave to amend, except for the cause of action for alleged concealment by Fremont General of a potential reinsurance dispute, which was dismissed with leave to amend. The Court also found that the Company had properly utilized the NOLs in accordance with the Letter Agreement. In addition, the Court rejected the Commissioner's request for findings that the Company's use of the NOLs and worthless stock deduction were voidable preferences and/or fraudulent transfers. The Court also rejected the Commissioner's request for injunctive relief to force the Company to amend its prior consolidated income tax returns to remove and forgo the worthless stock deduction for its investment in Fremont Indemnity.

     On May 2, 2005 the Commissioner filed a Second Amended Complaint ("SAC") with regard to the 7th cause of action on behalf of Fremont Indemnity against the Company alleging intentional misrepresentation, concealment and promissory fraud, which induced the Commissioner to first enter into the Letter Agreement. On July 15, 2005, the Court dismissed the SAC with 20 days leave to amend. On August 4, 2005, the Commissioner filed a Third Amended Complaint ("TAC") again alleging intentional misrepresentation, concealment and promissory fraud. The Company continues to believe that the lawsuit lacks merit and has filed its opposition papers seeking to dismiss the TAC. The hearing is currently scheduled for November 22, 2005.

     The Commissioner filed an additional and separate complaint against Fremont General on behalf of Fremont Indemnity as successor in interest to Comstock Insurance Company ("Comstock"), a former affiliate of Fremont Indemnity, which was subsequently merged into Fremont Indemnity. This case alleged similar causes of action regarding the usage of the NOLs as in the Fremont Indemnity case as well as improper transactions with other insurance subsidiaries and affiliates of Fremont Indemnity. This matter was deemed a related case to the Fremont Indemnity case. On April 22, 2005, the Court dismissed, without leave to amend, the entire complaint. This ruling does not address or necessarily have legal effect on the related Fremont Indemnity case. On July 22, 2005, the Company received a Notice of Appeal to the Court's dismissal of the complaint. The Company continues to believe that this litigation is without merit.

     The Company, in relation to one of its commercial real estate lending transactions, has participated in a standby letter of credit which represents a conditional obligation of the Company; this letter of credit guarantees the performance of a borrower to a third party in the amount of approximately $17.5 million.


ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


                      ISSUER PURCHASES OF EQUITY SECURITIES


------------------------------------------------------------------------------------------------------------------------------
                                                                              (c) TOTAL NUMBER            (d) MAXIMUM NUMBER
                                        (a )TOTAL          (b) AVERAGE        OF SHARES (OR UNITS)      (OR APPROXIMATE DOLLAR
                                         NUMBER OF          PRICE PAID         PURCHASED AS PART         VALUE) OF SHARES (OR
                                          SHARES            PER SHARE             OF PUBLICLY           UNITS) THAT MAY YET BE
                                        (OR UNITS)          (OR UNIT)           ANNOUNCED PLANS          PURCHASED UNDER THE
              PERIOD                   PURCHASED (1)          (1)(2)              OR PROGRAMS             PLANS OR PROGRAMS
-----------------------------------    -------------       ------------       -------------------      -----------------------



July 1-31, 2005                              58,737         $      0.30                    58,737
------------------------------------------------------------------------------------------------------------------------------
August 1-31, 2005                            39,267         $     21.38                    39,267
------------------------------------------------------------------------------------------------------------------------------
September 1-30, 2005                          1,520         $     23.23                     1,520
------------------------------------------------------------------------------------------------------------------------------
Total                                        99,524         $      8.97                    99,524                    4,285,980
=============================================================================================================================



(1) Shares of common stock acquired by the Company from participants through purchases of shares under certain eimployee benefits plans at fair value and/or reacquisition of shares under its restricted stock program at $0 per share.
(2) Excluding the purchases of 60,450 restricted stock shares, the average price per share was $22.84 for the three months ended September 30,2005.


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

     4.3 Notice of Redemption to the Holders of Liquid Yield Option Notes due 2013. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Quarterly Report on Form 10-Q for the period ended June 30, 2005, Commission File Number 1-8007.)

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

    31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 EXHIBIT
    NO.                                DESCRIPTION
 -------       -----------------------------------------------------------------

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


                                       FREMONT GENERAL CORPORATION



Date: November 9, 2005                 /s/    LOUIS J. RAMPINO
                                       -----------------------------------------
                                       Louis J. Rampino
                                       President and Chief Executive Officer



Date: November 9, 2005                 /s/    PATRICK E. LAMB
                                       -----------------------------------------
                                       Patrick E. Lamb
                                       Senior Vice President, Chief Financial
                                       Officer, Chief Accounting Officer and
                                       Treasurer
                                       (Principal Accounting Officer)