Form 10-K
period 2005-12-31
FREMONT GENERAL CORP
filed 2006-03-16
CIK 38984

       United States Securities and Exchange Commission
       Washington, D.C. 20549
       Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Fiscal Year Ended December 31, 2005
       Commission File Number 1-8007
       Fremont General Corporation
       (Exact Name of Registrant as Specified in its Charter)

Nevada	95-2815260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2425 Olympic Boulevard
Santa Monica, California 90404	(310) 315.5500
(Address of principal executive offices)(Zip Code)	(Registrant’s Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $1.00 par value
Fremont General Financing I — 9% Trust Originated Preferred SecuritiesSM
(Title of Each Class)

New York Stock Exchange
(Name of Each Exchange on Which Registered)

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).:
☑ Large Accelerated Filer     ☐ Accelerated Filer        ☐ Non-Accelerated Filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2005:

Common Stock, $1.00 Par Value — $1,331,990,000
The number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2006:

Common Stock, $1.00 Par Value — 77,497,163 Shares
     Documents Incorporated by Reference:

Portions of the proxy statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

PART I
Item 1. Business
Overview
Fremont General Corporation (“Fremont General” or when combined with its subsidiaries, “the Company”) is a financial services holding company. Fremont General’s financial services operations are consolidated within Fremont General Credit Corporation (“FGCC”), which is engaged in commercial and residential (consumer) real estate lending nationwide through its California-chartered industrial bank subsidiary, Fremont Investment & Loan (“FIL”). Fremont General’s operating strategy is to continue to grow its nationwide financial services business by focusing its resources on the development and expansion of profitable lending products and strong distribution channels. FIL is primarily funded through deposit accounts that are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation (“FDIC”), and to a lesser extent, advances from the Federal Home Loan Bank (“FHLB”). Certain corporate revenues and expenses, comprised primarily of investment income, interest expense and certain general and administrative expenses, are not allocated by Fremont General to FGCC or FIL.
The reported consolidated assets and stockholders’ equity of the Company as of December 31, 2005 were $11.48 billion and $1.36 billion, respectively. The Company reported income before taxes from continuing operations of $548.9 million and net income from continuing operations of $327.9 million for the year ended December 31, 2005.
Fremont General, a Nevada corporation, was incorporated in 1972. Its corporate office is located at 2425 Olympic Boulevard, 3rd Floor East, Santa Monica, California 90404 and its phone number is (310) 315-5500. Fremont General’s common stock is traded on the New York Stock Exchange under the symbol “FMT”. At December 31, 2005, the Company had approximately 3,200 employees, none of whom is represented by a collective bargaining agreement. The Company believes its relations with its employees are satisfactory. As of December 31, 2005, officers and directors of the Company, their families and the Company’s benefit plans beneficially owned approximately 29% of Fremont General’s outstanding common stock.
Lending Activities
The Company’s lending operations consist of:

•	The wholesale origination of non-prime or sub-prime residential real estate loans on a nationwide basis which are primarily sold to third party investors on a servicing released basis, or, to a lesser extent, securitized.

•	The origination of commercial real estate loans on a nationwide basis which are all held for investment.
Lending is substantially all done on a senior and secured basis and the Company seeks to minimize credit exposure through loan underwriting that is focused upon appropriate loan to collateral valuations and cash flow coverages. Loans are originated through independent loan brokers, the Company’s own marketing representatives and referrals from various financial intermediaries and financial institutions. The portfolio of commercial real estate loans held for investment was $4.76 billion at December 31, 2005. In addition, there were residential real estate loans held for sale of $5.42 billion at December 31, 2005.
Fremont General Corporation 2005 Financial Statements  1

The Company’s loans held for investment, as well as the amounts of loans held for sale (which are all residential real estate loans), as of the dates indicated, are summarized in the following tables by loan type.

	As of December 31,

	2005	2004	2003

	(Thousands of dollars)
Loans held for Investment:
Commercial real estate loans:
Bridge	$1,887,073	$1,512,532	$1,659,847
Construction	2,448,428	1,020,370	804,793
Permanent	389,681	805,760	1,281,877
Single tenant credit	77,113	177,193	268,506

	4,802,295	3,515,855	4,015,023
Residential real estate loans	–	–	789,951
Other	8,589	4,526	11,472

	4,810,884	3,520,381	4,816,446
Net deferred loan fees and origination costs	(50,984)	(35,767)	(25,436)

Loans before allowance for loan losses	4,759,900	3,484,614	4,791,010
Allowance for loan losses	(156,837)	(171,525)	(213,591)

Loans held for investment — net	$4,603,063	$3,313,089	$4,577,419

	As of December 31,

	2005	2004	2003

	(Thousands of dollars)
Loans held for Sale:
Loan principal balance:
1st trust deeds	$4,792,976	$5,036,724	$3,466,432
2nd trust deeds	611,104	383,039	160,855

	5,404,080	5,419,763	3,627,287
Basis adjustment for fair value hedge accounting	–	(1,327)	–
Net deferred direct origination costs	51,782	74,514	50,067

	5,455,862	5,492,950	3,677,354
Valuation reserve	(32,753)	(38,258)	(23,807)

Loans held for sale — net	$5,423,109	$5,454,692	$3,653,547

Residential Real Estate Lending
The residential real estate loans originated by the Company are primarily secured by first deeds of trust. These loans generally have principal amounts below $500,000, have maturities generally of 30 years and are underwritten in accordance with lending policies that include standards covering, among other things, collateral value, loan to value and the customer’s debt ratio and credit score. These loans generally are “hybrid” loans which have a fixed rate of interest for an initial period after origination, typically two to three years, after which the interest rate will be adjusted to a rate equal to the sum of six-month LIBOR and a margin as set forth in the mortgage note. This interest rate will then be adjusted at each six-month interval thereafter, subject to various lifetime and periodic rate caps and floors. The loans are generally made to borrowers who do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and
2  Fremont General Corporation 2005 Financial Statements

loan buyers, such as Fannie Mae (Federal National Mortgage Association) and Freddie Mac (Federal Home Loan Mortgage Corporation) and are commonly known as “sub-prime” or “non-prime”. These borrowers generally have considerable equity in the properties securing their loans, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. These borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income through conventional means. To mitigate the higher potential for credit losses that accompanies these types of borrowers, the Company attempts to maintain underwriting standards that require appropriate loan to collateral valuations. The underwriting guidelines are primarily intended to assess the ability and willingness of the potential borrower to repay the debt and to evaluate the adequacy of the mortgaged property as collateral for the loan. Generally the loans are underwritten with a view toward their resale into the secondary mortgage market through whole loan sales or securitization. The Company also originates second lien mortgage loans; these have fixed rates of interest and are primarily originated contemporaneously with the origination of a first lien mortgage loan on the same property by the Company. The Company’s residential real estate loans are originated nationwide through five regional loan production offices (Brea, CA; Concord, CA; Downers Grove, IL; Tampa, FL; and Elmsford, NY). Origination is done on a wholesale basis nationally through independent loan brokers.
Fremont General Corporation 2005 Financial Statements  3

Origination volume increased approximately 52% to $36.24 billion in 2005 from $23.91 billion in 2004. Loans were originated in 46 states during 2005, with the largest volume being originated in California (27.7%), New York (11.3%) and Florida (10.8%). The growth in loan originations during 2005 was the result of further penetration into existing markets and the overall growth in the national sub-prime lending market. The following table profiles the loan origination volume for the periods indicated:

	Year Ended December 31,

	2005		2004		2003

	(Thousands of dollars, except percents and average loan size)
Loan origination volume by lien position:
Firsts	$33,084,952	91.3%	$22,507,624	94.1%	$13,113,202	95.4%
Seconds	3,156,760	8.7%	1,403,747	5.9%	626,538	4.6%

	$36,241,712	100.0%	$23,911,371	100.0%	$13,739,740	100.0%

For first lien volume only:
Average loan size	$246,349		$213,746		$197,971
Weighted-average coupon	7.36%		6.99%		7.31%
Average bureau credit score (FICO)	622		619		623
Average loan-to-value (LTV)	80.6%		81.0%		81.6%
Type of product:
ARMs:
30 Year:
2/28	81.9%		80.1%		73.1%
3/27	2.4%		3.9%		2.5%
5/25	0.7%		0.7%		0.0%

	85.0%		84.7%		75.6%
40/30:
2/28	6.7%		0.0%		0.0%
3/27	0.1%		0.0%		0.0%
5/25	0.1%		0.0%		0.0%

	6.9%		0.0%		0.0%

Total ARMs	91.9%		84.7%		75.6%
Fixed rate:
30 Year	7.9%		15.3%		24.4%
40/30	0.2%		0.0%		0.0%

Total fixed rate	8.1%		15.3%		24.4%

	100.0%		100.0%		100.0%

Loan purpose:
Purchase	48%		43%		40%
Refinance	52%		57%		60%

	100%		100%		100%

4  Fremont General Corporation 2005 Financial Statements

During the latter half of 2005, the Company implemented pricing strategies designed to reduce the production volume of interest-only loans, while at the same time a 40-year amortization (due in 30 years) first mortgage product was introduced. The interest-only loans generally provide for no principal amortization for up to the first five years and are available on the 2/28 and 3/27 (e.g., 2 years fixed rate, then 28 years adjustable rate) products. While interest-only loans were 23.7% of first lien loan production during 2005, they had decreased to 17.3% by the fourth quarter of 2005. The second lien products are all fixed rate loans. The following table gives further detail to the interest-only and second lien production for 2005 and 2004 (not meaningful for 2003):

	2005	2004

Interest-only loans:
As a percentage of first lien volume	23.7%	16.6%
Average bureau credit score (FICO)	645	645
Weighted-average coupon	6.66%	6.14%
Average loan-to-value (LTV)	81.5%	83.1%
Second lien production:
Average loan size	$52,876	$40,092
Average bureau credit score (FICO)	650	645
Weighted-average coupon	10.17%	10.59%
Purpose:
Purchase	80.1%	81.4%
Refinance	19.9%	18.6%
Fremont General Corporation 2005 Financial Statements  5

The current residential real estate loan disposition strategy is to primarily utilize both whole loan sales, and, to a lesser extent, securitizations. During 2005, $35.98 billion in residential real estate loans were sold in whole loan sales to other financial institutions or through loan securitization transactions. The Company seeks to maximize the premiums on whole loan sales and securitizations by closely monitoring the requirements of the various institutional purchasers, investors and rating agencies, and focusing on originating the types of loans that meet their criteria and for which higher premiums are more likely to be realized. The Company also seeks to maximize access to the secondary mortgage market by maintaining a number of relationships with the various institutions who purchase loans in this market; during 2005, the Company transacted whole loan sales with 21 different institutions, as compared to 24 and 21 in 2004 and 2003, respectively. The table below shows the Company’s disposition of loans through such transactions by significant purchasers for the years indicated:

	Year Ended December 31,

	2005		2004		2003

	(Millions of dollars, except percents)
Purchasing Entity:
Fremont Home Loan Trusts (1)	$6,456	17.8%	$2,969	13.1%	$1,180	10.5%
Deutsche Bank	6,234	17.2%	2,720	12.0%	1,037	9.3%
Barclay’s Bank	5,127	14.1%	964	4.3%	–	0.0%
RBS Greenwich Capital	2,793	7.7%	2,962	13.1%	2,004	17.9%
UBS	2,515	6.9%	527	2.3%	–	0.0%
Nomura Credit & Capital	1,997	5.5%	–	0.0%	–	0.0%
JP Morgan Chase	1,978	5.5%	–	0.0%	–	0.0%
CS First Boston	1,859	5.1%	1,848	8.1%	666	6.0%
Merrill Lynch	1,297	3.6%	591	2.6%	45	0.4%
Goldman Sachs	1,246	3.4%	932	4.1%	1,957	17.5%
Others	4,796	13.2%	9,162	40.4%	4,298	38.4%

	$36,298	100.0%	$22,675	100.0%	$11,187	100.0%

Less: Repurchases	(321)		(168)		(99)

Total Whole Loan Sales & Securitizations	$35,977		$22,507		$11,088

(1)	Fremont Home Loan Trusts represent the Company’s securitization transactions.
In a whole loan sale, the Company enters into an agreement to sell the loans for cash, without recourse, generally on a servicing released basis. After the sale, the Company retains no interest in the underlying loans; however, the Company typically services the loans on an interim basis (for compensation) for a period of time after the sale until the transfer of servicing is completed. As part of the sale process, the Company gives customary representations and warranties regarding the characteristics and the origination process of the loans, as well as generally committing to repurchase certain loans if a payment default occurs within the first one or two months following the date the loan is sold. Historically, the level of repurchases has been insignificant as evidenced by the ratio of total repurchases to total loans sold in 2005 of 0.9% (0.7% and 0.9% in 2004 and 2003, respectively).
While the Company has primarily utilized whole loan sales as its loan disposition strategy, it also utilizes securitizations in which the Company sells residential real estate loans to a qualifying special-purpose entity, which is established for the limited purpose of purchasing the loans and issuing interest bearing securities that represent interests in the loans. The securitization is treated as a sale and the loans sold are removed from the
6  Fremont General Corporation 2005 Financial Statements

balance sheet. The Company adds to its balance sheet the net cash received from the transaction as well as the Company’s retained residual interest in the securitization transaction. The Company performs the loan servicing functions on all 11 of the securitization transactions it has completed since 2003 and expects to be the servicer on any securitizations it enters into in the future; as such, it also records an asset for the mortgage servicing rights that it retains upon the completion of each securitization. During 2005, the Company entered into five securitizations totaling $6.46 billion in loan principal. The Company expects to continue to utilize a mix of whole loan sales and securitizations in the future at levels determined by its evaluation of market conditions and other factors. The Company generally attempts to minimize the amount of residual interests that it retains by structuring the transactions so that they include the issuance of net interest margin securities (or NIMs). The usage of NIMs concurrent with or shortly after a securitization allows the Company to receive a substantial portion of the gain on the transaction in cash at the closing of the NIMs sale, rather than over the actual life of the loans.
During 2004, the residential real estate loans previously held for investment were reclassified into loans held for sale. The Company continuously evaluates its disposition options and may at some point in the future begin to again retain some portion of its residential loan production as held for investment.
The Company was servicing approximately $22.25 billion and $14.96 billion of loans as of December 31, 2005 and 2004, respectively. The Company intends to continue to service its loans held for sale, loans sold to other parties on an interim basis and those loans it securitizes. In addition, the Company has also begun to complete whole loan sales with servicing retained. The following is a breakdown of the loans being serviced by categorization as of December 31, 2005 and 2004:

	December 31,

	2005	2004

	(Millions of dollars)
Loans in securitizations	$7,381	$3,172
Loans held for sale	5,404	5,420
Loans sold and servicing retained	1,082	637
Loans sold and serviced on an interim basis	8,377	5,727
Other	8	–

	$22,252	$14,956

Commercial Real Estate Lending
The commercial real estate lending operation’s portfolio, as of December 31, 2005, consisted of 357 loans. Loans are primarily short-term bridge and construction facilities which generally have maturities for up to five years. These loans include facilities for various construction, conversion, acquisition, redevelopment and renovation purposes. These loans generally involve the construction of new structures or significant renovation or alteration to existing structures; this typically prohibits occupancy or the generation of rental revenue during the transition period. As a result, these loans are generally structured without principal amortization for a significant portion of the term of the loan. In recent periods, the Company has had an emphasis on providing financing for various condominium conversion and construction projects; this is reflected in approximately 48% of the commercial real estate portfolio outstanding at December 31, 2005 being comprised of loans for condominium related projects. These condominium projects often contain retail and hotel components. Approximately 51% of the commercial real estate loan balances outstanding are construction loans, 39% are bridge loans, 8% are permanent loans and 2% are single tenant credit loans. The majority of the commercial real estate loans
Fremont General Corporation 2005 Financial Statements  7

originated are adjustable interest rate loans based upon six-month LIBOR and an applicable margin, and generally range in loan commitment size from $20 million to $100 million, with some loans for larger amounts.
The Company originates commercial real estate loans nationwide through its nine regional production offices. The commercial real estate loans originated are substantially all held for the Company’s own portfolio. Loan origination is primarily through independent loan brokers and, to a lesser degree, directly through its own marketing representatives. The products and capabilities of the commercial real estate lending operation are marketed through the use of trade advertising, direct marketing, newsletters and trade show attendance and sponsorship.
The emphasis of the commercial real estate operation is on service oriented delivery highlighted by responsiveness and reliability. Loan structures are tailored to meet the needs and risk profiles of individual transactions. The commercial real estate lending philosophy is collateral focused with emphasis on selecting properties that have strong asset quality and proven sponsorship with defined project plans. The Company has an experienced in-house construction management team that it utilizes to evaluate loans prior to closing, during the construction/ renovation phase and if problems arise. Loan structures generally include hold backs for such items as funding of all construction and renovation costs, tenant improvements, leasing commissions and interest carry. For some of the loans in the portfolio, the Company has received guarantees of project completion and debt service from the sponsoring entity. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $138.2 million and $131.6 million as of December 31, 2005 and 2004, respectively. Commercial real estate new loan commitment volume, net of participations, increased to $5.90 billion in 2005 from $2.66 billion in 2004, as per the table below:

	Total New Commercial Real
	Estate Loan Commitments

	2005	2004

	(Thousands of dollars)
Senior loans	$5,899,261	$2,638,307
Mezzanine loans	–	17,051

	$5,899,261	$2,655,358

Average senior loan commitment size originated	$37,816	$26,122

8  Fremont General Corporation 2005 Financial Statements

The following table details the commercial real estate loan portfolio as of December 31, 2005 by property collateral type and as to outstanding balances and total commitment amounts:

							Average
	Total Loans		Total Loan		Average	Average	Loan to
Property Type	Outstanding	%	Commitments	%	Loan Balance	Commitment	Commitment %

	(Thousands of dollars, except percents)
Multi-Family — Condominiums	$2,295,618	48%	$4,603,411	56%	$20,137	$40,381	50%
Land Development	706,277	15%	934,344	11%	19,089	25,253	76%
Office	666,979	14%	972,499	12%	17,102	24,936	69%
Retail	318,973	7%	563,499	7%	11,814	20,870	57%
Commercial Mixed-Use	257,995	5%	489,394	6%	15,176	28,788	53%
Industrial	190,943	4%	207,997	3%	9,093	9,905	92%
Multi-Family — Other	152,039	3%	214,077	3%	2,027	2,854	71%
Special Purpose	111,699	2%	112,935	1%	6,981	7,058	99%
Hotels & Lodging	101,772	2%	103,026	1%	9,252	9,366	99%

	$4,802,295	100%	$8,201,182	100%	$13,452	$22,972	59%

The commercial real estate loan portfolio outstanding is secured by first mortgages on properties located in California (25.5%), New York (14.7%), Florida (11.5%), Arizona (6.7%), Virginia (6.6%) and Hawaii (4.4%). The Company originated loans in 21 states during 2005 and held loans with the underlying property located in 31 states as of December 31, 2005. The real estate securing these loans includes a wide variety of property and project types including multi-family, office, retail, industrial, land development, lodging and mixed-use properties. The loans in the portfolio were distributed by property type as follows as of the dates indicated:

As of December 31,

	2005	2004

Multi-Family — Condominiums	48%	25%
Land Development	15%	12%
Office	14%	18%
Retail	7%	7%
Commercial Mixed-Use	5%	12%
Industrial	4%	11%
Multi-Family — Other	3%	5%
Special Purpose	2%	5%
Hotels & Lodging	2%	5%

	100%	100%

Fremont General Corporation 2005 Financial Statements  9

The commercial real estate loan portfolio as of December 31, 2005, is stratified by loan size as follows (thousands of dollars, except percents and number of loans):

	Total Loans		# of	Average
Loan Size	Outstanding	%	Loans	Loan Size

$0 - $1 million	$6,041	0%	70	$86
>$1 million - $5 million	190,878	4%	57	3,349
>$5 million - $10 million	588,223	12%	80	7,353
>$10 million - $15 million	492,813	10%	40	12,320
>$15 million - $20 million	557,195	12%	33	16,885
>$20 million - $30 million	897,968	19%	37	24,269
>$30 million - $40 million	576,466	12%	16	36,029
>$40 million - $50 million	407,516	8%	9	45,280
>$50 million	1,085,195	23%	15	72,346

	$4,802,295	100%	357	$13,452

The commercial real estate loan portfolio includes 15 separate loans with outstanding balances in excess of $50 million as of December 31, 2005, the largest loan having an outstanding balance of $90.0 million. The largest commitment to a specific borrower as of December 31, 2005 was $131.3 million, of which $86.8 million was outstanding as of December 31, 2005. As of December 31, 2005, there were four groups of loans (separate loans on different properties) with common investors or equity sponsors for which the aggregate outstanding principal balance of the separate loans exceeded $100 million. The largest concentration is from one affiliated investment fund and totals $128.5 million, comprised of seven separate loans. All seven of the loans under this concentration were performing as of December 31, 2005.
As of December 31, 2005, the average loan size was $13.5 million (or $16.7 million when loans under $1 million are excluded) and the average loan-to-value ratio was approximately 73%, using the most current available appraised values and current loan balances outstanding. At December 31, 2005, five commercial real estate loans were classified as non-accrual, totaling $29.3 million, and there were seven commercial real estate properties owned, totaling $30.2 million, which were acquired through or in lieu of foreclosure on loans. At December 31, 2005, there were no commercial real estate loans that were 90 days or greater past due and on accrual status. The total outstanding balance of loans restructured during 2005 and on accrual status as of December 31, 2005 was $12.3 million.
10  Fremont General Corporation 2005 Financial Statements

Funding Sources
The commercial and residential real estate lending activities are financed primarily through deposit accounts offered by FIL and which are insured by the FDIC (See “Regulation and Supervision”). FIL offers certificates of deposit and savings and money market deposit accounts (insured by the FDIC to the legal maximum) through its 21 branches in California. FIL minimizes the costs associated with its accounts by not offering traditional checking, safe deposit boxes, ATM access and other traditional retail services. Deposits totaled $8.60 billion at December 31, 2005 and are summarized as to type as follows (thousands of dollars):

	Number of	Total
	Accounts	Deposits

Savings and money market deposit accounts	34,149	$1,550,267
Certificates of deposit:
Retail	121,805	5,823,890
Brokered	N/M	1,227,836

	155,954	$8,601,993

Additional financing is available to FIL through advances from the Federal Home Loan Bank of San Francisco (“FHLB”). FIL maintains a credit line with the FHLB which has a maximum financing availability that is based upon a percentage of its regulatory assets, to which the actual borrowing capacity is subject to collateralization and certain collateral sub-limits. The financing by the FHLB is available at varying rates and terms. FIL’s maximum financing availability from the FHLB, based upon its level of regulatory assets, was approximately $3.78 billion as of December 31, 2005. At December 31, 2005, 2004 and 2003 FIL’s actual borrowing capacity, based upon the amount of collateral pledged and the applicable advance rates, was $1.99 billion, $2.11 billion and $2.66 billion, respectively, with $949.0 million, $900.0 million and $1.65 billion, respectively, in outstanding advances. The weighted-average interest rates on the FHLB advances outstanding at December 31, 2005, 2004 and 2003 were 3.78%, 1.97% and 1.93%, respectively. The borrowing capacity of FIL from the FHLB varies from time to time and is dependent upon the amount and timing of loans pledged. FIL pledged loans with a carrying value of $2.22 billion, $2.37 billion and $2.14 billion at December 31, 2005, 2004 and 2003, respectively, to secure current and any future borrowings. The maximum amount outstanding on the FHLB credit line at any month-end during 2005, 2004 and 2003 was $2.59 billion, $2.81 billion and $1.79 billion, respectively. FIL also has a line of credit with the Federal Reserve Bank of San Francisco, and at December 31, 2005 had a borrowing capacity, based upon collateral pledged, of $442.3 million, with no amounts outstanding.
To expand the capacity and flexibility of funding its residential real estate loan origination volume, the Company has four “warehouse” lines of credit with well-established financial institutions. While the Company has only utilized these facilities on an infrequent basis, they may be used to fund loans prior to their sale or securitization. As of December 31, 2005, these four facilities totaled $3.0 billion in total borrowing capacity of which $2.25 billion is on a committed basis. Borrowing availability is created under the facilities through the pledging of residential real estate loans held for sale. The Company was in compliance with all covenants and requirements of these facilities as of December 31, 2005.
Competition
The Company competes in markets that are highly competitive and are characterized by factors that vary based upon product and geographic region. The markets in which it competes are typically characterized by a large number of competitors who compete based primarily upon price, terms and loan structure. The Company primarily competes with banks, mortgage lenders and finance companies, many of which are larger and have
Fremont General Corporation 2005 Financial Statements  11

greater financial resources. The competitive forces of these markets could adversely affect net interest income, loan origination volume, net loan losses or operating expenses.
Discontinued Insurance Operations
The Company’s discontinued insurance operations consist primarily of its property and casualty insurance segment, which was engaged in the underwriting of workers’ compensation insurance business through its subsidiary, Fremont Indemnity Company (“Fremont Indemnity”). This business was classified as discontinued in 2001. Discontinued insurance operations also include the Company’s assumed treaty and facultative reinsurance business and its life insurance business. On July 2, 2002, a Letter Agreement of Run-Off and Regulatory Oversight among the California Department of Insurance (“DOI”), Fremont Indemnity and the Company (the “Agreement”) was entered into which provided for mandatory and contingent cash contributions by the Company, and increased regulatory control over Fremont Indemnity. The Company, based upon the results of its year-end 2002 actuarial evaluations (which reflected adverse loss development), determined that the financial position of its discontinued insurance operations had experienced further deterioration. As a result, the Company no longer expected that it would recover any of its investment in, or any of its potential future cash contributions to, its discontinued insurance operations and, as a result, incurred a charge for its discontinued insurance operations in the fourth quarter of 2002. As a result of the restrictions contained in the Agreement with the DOI, the additional adverse loss development, and actions taken by the DOI in the fourth quarter of 2002 to further restrict Fremont Indemnity’s ability to direct the run-off of the discontinued business and manage the other activities of the insurance operations, the Company concluded that it no longer had effective control of these operations. Accordingly, the assets and liabilities of the discontinued workers’ compensation insurance operations as of December 31, 2002 were removed from the consolidated balance sheets. (See Note 22 of Notes to Consolidated Financial Statements.)
Regulation and Supervision
FIL is chartered as an industrial bank and, as such, is subject to the supervision and regulation by the Department of Financial Institutions of the State of California (“DFI”) and, as an insured depository institution, by the FDIC. Fremont General is not directly regulated or supervised by the DFI, the FDIC, or any other bank regulatory authority, except with respect to guidelines concerning its relationship with its industrial bank subsidiary. FIL is examined on a regular basis by both agencies. At December 31, 2005, FIL was in compliance with the regulatory requirements of these agencies. Federal and state regulations also prescribe certain minimum capital requirements and FIL is in compliance with such requirements.
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
12  Fremont General Corporation 2005 Financial Statements

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
In 1992, the FDIC adopted new regulations that defined five capital categories for purposes of implementing the requirements under FDICIA. The five capital categories, which range from “well-capitalized” to “critically under-capitalized”, are based on the level of risk-based capital measures. The minimum risk-based capital ratios for Tier-1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets to be classified as well-capitalized are 6.0% and 10.0%, respectively. At December 31, 2005 FIL’s Tier-1 capital and total risk-based capital ratios were 14.2% and 15.5%, respectively.
In addition, bank regulatory agencies established a leverage ratio to supplement the risk-based capital guidelines. The leverage ratio is intended to ensure that adequate capital is maintained against risks other than credit risk.
Fremont General Corporation 2005 Financial Statements  13

A minimum required ratio of Tier-1 capital to total assets of 3.0% is required for the highest quality bank holding companies that are not anticipating or experiencing significant growth. All other banking institutions must maintain a leverage ratio of 4.0% to 5.0% depending upon an institution’s particular risk profile. At December 31, 2005, FIL’s leverage ratio was 12.6%.
Banking organizations that are experiencing or anticipating significant growth are expected to maintain capital ratios above the minimum levels. In addition to the uniform risk-based capital guidelines and leverage ratios that apply across the industry, the federal banking agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. As of December 31, 2005, FIL’s regulatory capital exceeded all minimum requirements to which it is subject and the most recent notification from the FDIC categorized FIL as well-capitalized. To be categorized as well-capitalized, the institution must maintain a total risk-based capital as set forth in the paragraphs above; the FDIC and FIL, however, have agreed that FIL will maintain a Tier-1 Leverage Ratio of at least 8.5%. As of December 31, 2005, FIL’s Tier-1 Leverage Ratio was 12.6%. Management does not anticipate any difficulties in maintaining a Tier-1 Leverage Ratio of at least 8.5% and there have been no conditions or events since the FDIC’s most recent notification that management believes have changed FIL’s categorization as well-capitalized.
Limitations on Dividends. FIL follows the limitations under the Revised Banking Law and its authorization to pay dividends is subject to provisions applicable to commercial banks, which is limited to the lesser of retained earnings or an industrial bank’s net income for its last three fiscal years, less the amount of any distributions made by an industrial bank or by any majority owned subsidiary of it to any of its stockholders during such period.
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
Other Regulation. FIL is also subject to federal consumer protection and other laws, including, but not limited to, the Truth In Savings Act, the Truth in Lending Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Home Ownership and Equity Protection Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the USA Patriot Act, and the Gramm-Leach-Bliley Act.
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
14  Fremont General Corporation 2005 Financial Statements

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
The Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was passed into law. The Sarbanes-Oxley Act applies to all companies required to file periodic reports with the United States Securities and Exchange Commission and contains a number of significant changes relating to the responsibilities of directors, board committees, officers and auditors as well as reporting and governance obligations. The Company has implemented the necessary procedures and documentation to comply with the applicable current requirements of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires that management assess the effectiveness of the Company’s internal control over financial reporting. The Company’s independent auditor is to then report on management’s assessment. The Company has incurred, and expects that it will continue to incur, additional personnel and outside professional costs as a result of complying with Section 404.
Available Information: Website Access to Periodic Reports
The following information can be found on Fremont General’s website at www.fremontgeneral.com or can be obtained free of charge by contacting our Investor Relations Department at 310/315-5500 or by sending an e-mail message to invrel@fmt.com:

•	our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the reports have been filed with the Securities and Exchange Commission (“SEC”). On or about April 7, 2006 our 2006 Proxy Statement will be available on our website. Copies of Fremont General’s Form 10-K, Form 10-Q and other reports filed with the SEC can be obtained from Fremont General’s website or from the SEC’s website at www.sec.gov;

•	information relating to corporate governance at the Company, including our Guidelines on Significant Governance Issues, Code of Ethics for Senior Financial Officers, Code of Conduct (for all employees including executive officers and directors) and Board committees and committee charters;

•	information relating to transaction in Fremont General’s securities by directors and officers; and

•	information relating to stockholder services, including book-entry share ownership and direct deposit of dividends.
We will provide any of this information without charge upon written request to, Fremont General Corporation, Investor Relations, 2425 Olympic Boulevard, Third Floor, Santa Monica, CA 90404, or by email request to invrel@fmt.com.
Fremont General Corporation 2005 Financial Statements  15

Item 1A. Risk Factors
This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and the currently reported results are based upon our current expectations and beliefs concerning future developments and their potential effects upon us. These statements and our results reported herein are not guarantees of future performance or results and there can be no assurance that actual developments and economic performance will be as anticipated by us. Actual developments and/or results may differ significantly and adversely from our expected or currently reported results as a result of significant risks, uncertainties and factors, often beyond our control (as well as the various assumptions utilized in determining our expectations), and which include, but are not limited to, the following:

•	the variability of general and specific economic conditions and trends, and changes in, and the level of, interest rates;

•	the impact of competition in the non-prime residential lending market and in the commercial real estate lending market on our ability to adequately price, underwrite and originate our loans;

•	the impact of competition and pricing environments on loan and deposit products and the resulting effect upon our net interest margin and net gain on sale;

•	changes in our ability to originate loans, and any changes in the cost and volume of loans originated as a result thereof;

•	the effectiveness of our interest risk management, including hedging, on our funded and unfunded loans;

•	the ability to access the necessary capital resources in a cost-effective manner to fund loan originations, the condition of the whole loan sale and securitization markets and the timing of sales and securitizations;

•	our ability to sell or securitize the residential real estate loans we originate, the pricing and valuation of existing and future loans, and the net premiums realized upon the sale of such loans;

•	our ability to sell certain of the commercial real estate loans and foreclosed real estate in our portfolio and the net proceeds realized upon the sale of such;

•	the impact of changes in the commercial and residential real estate markets, and changes in the fair values of our assets and loans, including the value of the underlying real estate collateral;

•	the ability to effectively manage our growth in assets and volume, including our lending concentrations, and to maintain acceptable levels of credit quality;

•	the ability to collect and realize the amounts outstanding, and the timing thereof, of loans and foreclosed real estate;

•	the ability to appropriately estimate an adequate level for the allowance for loan losses, the valuation reserve for loans held for sale, the loan repurchase reserve and the premium recapture reserve, as well as the fair value of the retained mortgage servicing rights and residual interests in securitizations;
16  Fremont General Corporation 2005 Financial Statements

•	changes in various economic and other factors which influence the timing and ultimate realization of the cash flows supporting our estimate of fair value for our residual interests in securitized loans and mortgage servicing rights;

•	the effect of certain determinations or actions taken by, or the inability to secure regulatory approvals from, the Federal Deposit Insurance Corporation, the Department of Financial Institutions of the State of California or other regulatory bodies on various matters;

•	our ability to maintain cash flow sufficient for us to meet our debt service and other obligations;

•	the ability to maintain effective compliance with laws and regulations and control expenses, particularly in periods of significant growth for us;

•	the impact and cost of adverse state and federal legislation and regulations, litigation, court decisions and changes in the judicial climate;

•	the impact of changes in federal and state tax laws and interpretations, including tax rate changes, and the effect of any adverse outcomes from the resolution of issues with taxing authorities;

•	the ability to maintain an effective system of internal and financial disclosure controls, and to identify and remediate any control deficiencies, under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and

•	other events, risks and uncertainties discussed elsewhere in this Form 10-K and from time to time in our other reports, press releases and filings with the Securities and Exchange Commission.
We undertake no obligation to publicly update such forward-looking statements.
Operating Results and Financial Condition May Vary
Our profitability can be affected significantly by many factors including competition, the valuation of our loans, residential interests, mortgage servicing rights and other assets, access to capital, funding sources, and the secondary markets, the severity of loan losses, fluctuation in interest rates and the rate of inflation, legislation and regulations, court decisions, the judicial and regulatory climate and general economic conditions and trends, all of which are outside of our control. In addition, results may be affected by the ability to contain expenses and to implement appropriate technological changes, particularly as a result of the significant growth experienced by us in our loan origination volume. We have expended significant effort to upgrade our infrastructure to meet the requirements of this growth and expected future growth; however, we could be adversely affected if we were not able to effectively manage the impact of this growth, or be able to reduce expenses if origination volumes were significantly reduced. Any of these factors could contribute to significant variation in our results of operations from quarter to quarter and from year to year.
During periods when economic conditions are unfavorable, we may not be able to originate new loan products or maintain the credit quality of our loans, both in the loans we hold for investment and those we hold for sale, as well as for those loans that have been securitized, at previously attained levels. This may result in increased levels of non-performing assets and net credit losses, lower premiums for our loans and impairment in the valuation of our residual interests. Changes in market interest rates, or in the relationships between various interest rates, could cause interest margins to be reduced and may result in significant changes in the prepayment patterns of our loans. These risk factors could adversely affect the value of the loans (both held for investment and held for sale) and their related collateral, as well as the value of our residual interests and
Fremont General Corporation 2005 Financial Statements  17

mortgage servicing rights, all of which could adversely affect the results of operations and our financial condition. Additionally, material deterioration in the performance of the residential real estate loans that have been sold by us in either whole loan sales or securitizations could adversely impact the pricing and structure of such future transactions. Our ability to sell or securitize our loans is dependent upon the conditions and liquidity of the secondary markets, and the investor relationships that we have developed; our attempt to limit such risk through the continued development of existing and new relationships and maintaining appropriate liquidity levels.
The residential mortgage industry, in particular, is a cyclical business that generally performs better in a low interest rate environment. The environment of historically low interest rates over the past two years has been very favorable for our origination volumes. As the industry transitions to a higher interest rate environment, the demand for residential real estate loans is expected to decrease to some degree, which could result in lower origination volumes and net gains on residential real estate loans sold. In addition, other external factors, including tax laws, the strength of various segments of the economy and demographics of our lending markets, could influence the level of demand for residential real estate loans. The residential real estate market has benefited from strong housing price appreciation in recent years; this has supported residential real estate loan performance with loan losses being realized at record low levels during this time through reduced delinquencies, foreclosures and loss severities. If housing price appreciation decelerates significantly or declines, credit losses would be expected to increase. Higher credit losses may negatively impact the premiums for the loans the Company originates and impair the value of its residual interests. Gain on the sale of loans is a large component of our earnings and would be adversely impacted by a significant decrease in residential real estate loan origination volume or in the premiums received on the sale of the loans, as well as significant increases in the cost of originating the loans. The amount of gain on sale is also significantly impacted by the timing of loan sales and securitizations. A number of factors influence the timing of loan sales and securitizations, including the current market pricing of the loans, liquidity requirements and other objectives. The sale or securitization of loans have, from time to time, been delayed to a later period, and may be so delayed in future periods.
We have experienced strong net interest income margins on our loans held for investment and held for sale in the past two years, primarily as a result of a relatively low interest rate environment. The transition to an increasing interest rate and flatter yield curve environment may put pressure on these margins as a result of lag, repricing and basis risk, as well as the impact of competition on the interest rates related to the various deposit products that we offer. Lag risk results from the inherent timing difference between the repricing of adjustable-rate assets and liabilities. Repricing risk is caused by the mismatch in the maturities between assets and liabilities. Basis risk occurs when assets and liabilities have similar repricing frequencies but are tied to different market interest rate indices. These risks and our ability to be effective in our interest rate risk management, especially during periods of significant growth in our loan origination volume, can produce volatility in net interest income during periods of interest rate movements and may result in lower net interest margins.
Our residential real estate loans in the unfunded pipeline or held prior to sale are exposed to changes in their fair value due to changes in interest rates. We enter into various derivative financial contracts using hedging strategies in an effort to mitigate the impact of interest rate changes on an economic and, periodically, on an accounting basis also. The overall effectiveness of these hedging strategies are subject to market conditions and our ability to accurately assess and estimate the characteristics of our hedged loans. Hedging is susceptible to prepayment risk, market volatility and the quality of assumptions utilized; there can be no assurance as to how successful our hedging activities will be under various interest rate scenarios.
18  Fremont General Corporation 2005 Financial Statements

Allowance for Loan Losses May Prove to Be Inadequate
We maintain an allowance for loan losses on our portfolio of loans held for investment in amounts that we believe are sufficient to provide adequate protection against potential losses. To mitigate the somewhat higher credit risk of the lending that we primarily engage in and for the impact that adverse economic developments could have on our loans, we lend primarily on a senior and secured basis. We also attempt to carefully evaluate the underlying collateral that secures these loans and to maintain underwriting standards that are designed to effect appropriate loan to collateral valuations and cash flow coverages. Although we believe that our level of allowance is sufficient to cover probable credit losses, the allowance could prove to be inadequate due to unanticipated adverse changes in economic conditions or discrete events that adversely affect specific borrowers, industries or markets. Any of these changes could impair our ability to realize, in the event of default by a borrower, the expected value of the collateral securing certain of our loans or the timing of the realization thereof. We have increased the level of construction and condominium related lending in our portfolio, for which we have limited historical loss patterns to utilize in our risk evaluation, and may be subject to actual loss experience at higher levels than anticipated. We also originate a substantial number of larger loans, any one of which could cause a significant increase in the level of non-performing loans. A group of several large problem loans, or the impact from deteriorating conditions upon certain property type categories in which there exists a concentration, could cause the levels of non-performing loans and net-charge offs to significantly exceed historical levels previously experienced by us.
Competition May Adversely Affect Our Market Share and Operating Results
We compete in markets that are highly competitive and are characterized by factors that vary based upon loan product and geographic region. The markets in which we compete are typically characterized by a large number of competitors who compete for loans based primarily upon price, terms and loan structure. FIL also competes for deposits to fund its operations. Competition is highly price-sensitive and competitive forces could affect our ability to source adequately priced deposits. We primarily compete with banks and mortgage lenders and finance companies, many of which are larger and have greater financial resources than us, and are less reliant on the secondary mortgage market as an outlet for their loan production (due to their greater capacity to hold loans for investment rather than for sale). The competitive forces of these markets could adversely affect our net interest income, gains on loan sales, loan origination volume, provision for loan losses or operating expenses.
Geographic and Property Type Concentrations of Business Could Adversely Affect Our Operations
While we attempt to diversify our loan origination by geographic region, the geographic concentration of commercial and residential real estate loans remains in California. At December 31, 2005, approximately 26% of the commercial real estate loans in the portfolio, and 25% of the residential real estate loans held for sale were collateralized by properties located in California. Adverse events in California, such as real estate market declines or the occurrence of natural disasters upon property located therein, may have a more significant adverse effect upon our operating results and financial condition than if a higher percentage of loans were collateralized by properties located outside of California. We also have concentrations in our commercial real estate loan portfolio as to collateral types, in particular, multi-family properties involving the conversion and construction of condominiums. A deceleration or decline in the condominium market may adversely impact us. While we believe that our underwriting guidelines are appropriate and maintain enhanced risk management processes for our significant market and property type concentrations, the occurrence of adverse events or economic deterioration impacting the markets or property type categories in which we have concentrations, may have a more significant adverse effect upon our financial condition than if the loan portfolio was more diverse.
Fremont General Corporation 2005 Financial Statements  19

Regulatory Developments May Adversely Affect Our Operations
Our industrial bank, Fremont Investment & Loan (“FIL”), is subject to supervision and regulation by the Federal Deposit Insurance Corporation and the Department of Financial Institutions of the State of California. Federal and state regulations prescribe certain minimum capital requirements and, while FIL is currently in compliance with such requirements, in the future, additional capital contributions to FIL, or other actions, may be necessary in order to maintain compliance with such requirements. Future changes in government regulation and policy could adversely affect the banking industry. Such changes in regulations and policies may place restrictions on or make changes to our lending business, increase minimum capital requirements, restrict the ability to make dividends, and increase the costs of compliance and sourcing deposits.
The sub-prime residential real estate lending business is subject to extensive laws, regulations and ordinances that establish enhanced protections and remedies for borrowers who receive such loans. Certain jurisdictions are examining the passage of further laws and rules, some of which extend beyond curbing predatory lending practices to restricting commonly accepted lending activities. While the federal government is examining rules for achieving a national standard that would create consistency among various jurisdictions, further implementation of restrictive regulatory developments could reduce loan origination volume and could restrict, potentially significantly, the secondary market (for both whole loan sales and securitizations) for sub-prime residential real estate loans. Such a reduction in origination volume or a restriction in market conditions could have a material adverse impact upon our future business prospects.
Liquidity Risk
Our principal financing needs are to fund the origination of commercial and residential real estate loans and to provide liquidity as needed for ongoing operations and obligations. The primary sources of funds to meet these needs currently include deposits, whole loan sales and securitizations, advances from the Federal Home Loan Bank (“FHLB”) and capital. We also maintain warehouse lines of credit to supplement our primary funding sources. Our ability to attract and maintain deposits, to access the secondary markets, to transact whole loan sales or securitizations of residential real estate loans, to access FHLB advances, to potentially obtain other sources of financing and to generate capital are critical to our ongoing operations. Market conditions, regulatory status and our financial condition, in particular of FIL’s financial condition, are the primary factors governing our ability to maintain liquidity and to increase capital. Adverse developments in any of these factors could have a negative impact upon us.
Item 1B. Unresolved Staff Comments
None.
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
20  Fremont General Corporation 2005 Financial Statements

Fremont Indemnity Company (in Liquidation) v. Fremont General Corporation et al.:
On June 2, 2004, the State of California Insurance Commissioner John Garamendi (the “Commissioner”), as statutory liquidator of Fremont Indemnity Company (“Fremont Indemnity”), filed suit in Los Angeles Superior Court against the Company alleging the improper utilization by the Company of certain net operating loss deductions (“NOLs”) allegedly belonging to its Fremont Indemnity subsidiary (the “Fremont Indemnity case”). This complaint involves issues that the Company considers were resolved in an agreement among the California Department of Insurance, Fremont Indemnity and the Company (the “Letter Agreement”). The Letter Agreement, dated July 2, 2002, was executed on behalf of the California Department of Insurance by the Honorable Harry Low, the State of California Insurance Commissioner at that time. The Company has honored all of its obligations under the Letter Agreement. On July 16, 2004, the Commissioner filed a First Amended Complaint (“FAC”) adding a cause of action for concealment of an alleged reinsurance dispute and is seeking to rescind the Letter Agreement.
On January 25, 2005, the Company’s motions to dismiss the lawsuit brought by the Commissioner, on behalf of Fremont Indemnity, against the Company were argued and heard before the Superior Court of the State of California (the “Court”). On January 26, 2005 the Court issued its rulings dismissing all the causes of action in the FAC without leave to amend, except for the cause of action for alleged concealment by Fremont General of a potential reinsurance dispute, which was dismissed with leave to amend. The Court also found that the Company had properly utilized the NOLs in accordance with the Letter Agreement. In addition, the Court rejected the Commissioner’s request for findings that the Company’s use of the NOLs and worthless stock deduction were voidable preferences and/or fraudulent transfers. The Court also rejected the Commissioner’s request for injunctive relief to force the Company to amend its prior consolidated income tax returns to remove and forgo the worthless stock deduction for its investment in Fremont Indemnity.
On May 2, 2005 the Commissioner filed a Second Amended Complaint (“SAC”) with regard to the 7th cause of action on behalf of Fremont Indemnity against the Company alleging intentional misrepresentation, concealment and promissory fraud, which induced the Commissioner to first enter into the Letter Agreement. On July 15, 2005, the Court dismissed the SAC with 20 days leave to amend. On August 4, 2005, the Commissioner filed a Third Amended Complaint (“TAC”) again alleging intentional misrepresentation, concealment and promissory fraud.
On November 22, 2005, the Court dismissed the remaining cause of action in the TAC, finding that the “Plaintiff still failed to plead any affirmative misrepresentation which is actionable.” The Court also found that the “pleading is inadequate as to damage allegations.” This ruling by the Court dismisses the only remaining cause of action in the lawsuit originally brought by the Commissioner on behalf of Fremont Indemnity Company against Fremont General Corporation, first reported on June 17, 2004. The Commissioner has filed a Notice of Appeal to the Court’s dismissal of the complaint. The Company continues to believe that this lawsuit is without merit.
Fremont Indemnity Company (in Liquidation as Successor in Interest to Comstock Insurance Company) v. Fremont General Corporation et al.:
The Commissioner filed an additional and separate complaint against the Company on behalf of Fremont Indemnity as successor in interest to Comstock Insurance Company (“Comstock”), a former affiliate of Fremont Indemnity, which was subsequently merged into Fremont Indemnity. This case alleged similar causes of action regarding the usage of the NOLs as in the Fremont Indemnity case as well as improper transactions with other insurance subsidiaries and affiliates of Fremont Indemnity. This matter was deemed a related case to the Fremont Indemnity case. On April 22, 2005, the Court dismissed, without leave to amend, the entire complaint.
Fremont General Corporation 2005 Financial Statements  21

This ruling does not address or necessarily have legal effect on the related Fremont Indemnity case. The Commissioner has filed an Appeal to the Court’s dismissal of the complaint. The Company continues to believe that this lawsuit is without merit.
Gerling Global Reinsurance Corporation of America v. Fremont General Corporation et al.:
On July 27, 2005, Gerling Global Reinsurance Corporation of America (“Gerling”) filed a lawsuit in Federal District Court (the “Court”) against Fremont General arising out of a reinsurance treaty between Gerling and Fremont Indemnity alleging 1) Fraud/ Intentional Misrepresentation and Concealment; 2) Breach of Fiduciary Duty; 3) Willful and Wanton Misconduct; 4) Negligent Misrepresentation; 5) Gross Negligence; 6)Tortuous Interference with Contract; 7) Unjust Enrichment; and 8) Breach of Contract for allegedly improper underwriting practices by Fremont Indemnity during 1998 and 1999. In October 2005, Gerling filed a First Amended Complaint (“FAC”) alleging 1) Fraud/ Intentional Misrepresentation and Concealment; 2) Inducement to Breach and Breach of Fiduciary Duty and Duty of Utmost Good Faith; 3) Willful and Wanton Misconduct; 4) Negligent Misrepresentation; 5) Gross Negligence; 6)Tortuous Interference with Contract; 7) Unjust Enrichment; and 8) Inducement to Breach and Breach of Contract.
On December 12, 2005, the Company’s Motion to Dismiss the FAC was argued and heard before the Court. On December 15, the Court issued its Order dismissing with prejudice Gerling’s Third through Sixth Causes of Action, which asserted claims for Willful and Wanton Misconduct, Negligent Misrepresentation, Gross Negligence and Tortuous Interference with Contract, and also dismissed with prejudice that part of Gerling’s Eighth Cause of Action that alleged Inducement to Breach of Contract. The Court also dismissed the Breach of Contract claim, but granted Gerling leave to replead that claim.
In January 2006, Gerling filed a Second Amended Complaint (“SAC”) alleging 1) Fraud/ Intentional Misrepresentation and Concealment; 2) Breach of Fiduciary Duty and Duty of Utmost Good Faith; 3) Unjust Enrichment; and 4) Breach of Contract. On March 6, 2006, the Company’s Motion to Dismiss this SAC were argued and heard before the Court. On its own motion, the Court converted the Motion to Dismiss to a Motion for Summary Judgment and ordered that it be reset for hearing following limited discovery on the statute of limitations issues raised in the Motion. The Company continues to believe that this lawsuit is without merit.
Item 4. Submission of Matters to a Vote of Security Holders
None.
22  Fremont General Corporation 2005 Financial Statements

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Fremont General’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “FMT.” The following table sets forth the high and low sales prices of Fremont General’s common stock as reported as composite transactions on the NYSE and the cash dividends declared on the common stock during each quarter presented.

			Dividends
	High	Low	Declared

2005
1st Quarter	$26.99	$21.61	$0.07
2nd Quarter	24.52	19.45	0.08
3rd Quarter	26.15	20.05	0.08
4th Quarter	24.87	18.86	0.10

Total			$0.33

2004
1st Quarter	$31.00	$15.75	$0.05
2nd Quarter	30.72	16.76	0.06
3rd Quarter	23.19	16.90	0.06
4th Quarter	25.58	19.11	0.07

Total			$0.24

On December 31, 2005, the closing sale price of Fremont General’s common stock on the NYSE was $23.23 per share. There were 1,491 stockholders of record as of December 31, 2005.
Fremont General has paid cash dividends in every quarter since its initial public offering in 1977. While the intent is to continue to pay dividends, the decision to do so is made quarterly by the Board of Directors and is dependent on the earnings of the Company, management’s assessment of future capital needs and other factors.
Equity Compensation Plan Information
The following table sets forth for each of the Company’s equity compensation plans, the number of shares of our common stock subject to outstanding stock options and Stock Rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2005.
Fremont General Corporation 2005 Financial Statements  23

Number of
Securities
	Number of				Remaining
	Securities to		Weighted-		Available for
	be Issued upon		average Exercise		Future Issuance
	Exercise of		Price of		under Equity
	Outstanding		Outstanding		Compensation
	Options,		Options,		Plans, Excluding
	Warrants and		Warrants and		Securities Reflected
	Rights		Rights		in Column (a)
	(a)		(b)		(c)
Plan Category

Equity compensation plans approved by security holders	1,184,927	(1)	$14.9375	(2)	3,214,414	(3)
Equity compensation plans not approved by security holders	410,487	(4)	–		–	(4)

Total	1,595,414				3,214,414

(1)	Represents shares issuable upon exercise of outstanding stock options awarded under the 1989 Non-Qualified Stock Option Plan and outstanding rights to acquire common stock allocated by the Company in the form of stock units under the Supplemental Executive Retirement Plan (“SERP”).
(2)	Represents only the average exercise price of outstanding stock options awarded under the 1989 Non-Qualified Stock Option Plan. Stock units under the SERP are valued at distribution at the then current market value, a value that is not determinable in advance of the actual distribution. Accordingly, column (b) does not include a weighted-average exercise price of the outstanding stock units under the SERP.
(3)	Represents shares available for options or restricted stock awards under the 1997 Stock Plan. Generally, the 1997 Stock Plan provides for the grant of stock options and/or restricted stock awards to officers, employees and directors of the Company. Restricted stock awards are subject to the Company’s reacquisition option until restrictions on the shares lapse or the participant’s employment or directorship terminates.
(4)	The number of shares in column (a) represents outstanding rights to acquire common stock allocated by the Company in the form of stock units under the SERP and Excess Benefit Plan. The SERP and Excess Benefit Plan are deferred compensation plans. The Excess Benefit Plan does not contain a limit on the number of shares that may be issued to participants under this plan, and therefore, the number of shares in column (c) does not include the shares that may be delivered in the future under this plan.
24  Fremont General Corporation 2005 Financial Statements

Issuer Purchases of Equity Securities
The following table sets forth the issuer purchases of equity securities for the fourth quarter of 2005.

			Total Number
			of Shares	Maximum Number
			(or Units)	(or Approximate
			Purchased as	Dollar Value) of
	Total		Part of	Shares (or Units)
	Number of	Average	Publicly	that May Yet Be
	Shares (or	Price Paid	Announced	Purchased Under
	Units)	per Share	Plans or	the Plans or
Period	Purchased (1)	(or Unit) (1)	Programs	Programs (2)

October 1 - 31,	746	$20.28	746
November 1 - 30,	350	$24.31	350
December 1 - 31,	82	$23.83	82

Total	1,178	$22.22	1,178	4,285,006

(1)	Shares of common stock acquired by the Company from participants through purchases of shares under certain employee benefit plans at fair value.
(2)	A repurchase program for four million shares was announced to the public on February 27, 2003, and a repurchase program for four million shares was announced to the public on May 19, 2005.
Fremont General Corporation 2005 Financial Statements  25

Item 6. Selected Financial Data

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(Thousands of dollars, except per share data)
Statements of Operations Data:
Interest and fee income on loans	$803,280	$657,664	$539,588	$433,366	$408,641
Interest income — other	37,878	13,660	6,285	4,406	14,272

	841,158	671,324	545,873	437,772	422,913
Interest expense	(340,703)	(202,565)	(182,163)	(191,839)	(254,703)

Net interest income	500,455	468,759	363,710	245,933	168,210
Provision for loan losses	3,974	6,842	(98,262)	(108,118)	(53,374)
Non-interest income	412,087	483,230	352,264	204,774	101,797
Non-interest expense	(367,573)	(357,161)	(253,591)	(165,699)	(123,707)

Income before income taxes	548,943	601,670	364,121	176,890	92,926
Income tax expense	(220,995)	(247,914)	(152,168)	(72,813)	(34,672)

Net income from continuing operations	327,948	353,756	211,953	104,077	58,254
Discontinued insurance operations	–	–	44,308	(77,762)	2,280

Net income	$327,948	$353,756	$256,261	$26,315	$60,534

Per Share Data:
Cash dividends declared	$0.33	$0.24	$0.17	$0.08	$0.10
Stockholders’ equity	17.51	13.12	8.75	5.29	5.05
Basic:
Income from continuing operations	$4.51	$4.98	$3.03	$1.55	$0.90
Discontinued insurance operations	–	–	0.63	(1.16)	0.03

Net income	$4.51	$4.98	$3.66	$0.39	$0.93

Diluted:
Income from continuing operations	$4.37	$4.80	$2.98	$1.55	$0.89
Discontinued insurance operations	–	–	0.62	(1.16)	0.03

Net income	$4.37	$4.80	$3.60	$0.39	$0.92

Weighted-Average Shares Used to Calculate Per Share Data (in thousands):
Basic	72,660	71,050	69,993	67,009	64,955
Diluted	75,063	73,652	71,237	67,214	65,289

	December 31,

	2005	2004	2003	2002	2001

	(Thousands of dollars)
Balance Sheet Data:
Total assets	$11,484,113	$10,105,996	$9,525,287	$6,675,306	$8,014,284
Loans held for investment	4,603,063	3,313,089	4,577,419	3,976,695	3,757,222
Deposits	8,601,993	7,546,980	6,633,166	4,545,723	4,256,422
FHLB advances	949,000	900,000	1,650,000	1,175,000	309,000
Senior Notes due 2004	–	–	22,377	71,560	150,051
Senior Notes due 2009	175,305	180,133	188,987	188,658	188,330
LYONs	–	611	654	3,089	4,187
Junior Subordinated Debentures/ Preferred Securities	103,093	103,093	100,000	100,000	100,000
Stockholders’ equity	1,356,806	1,013,648	664,732	399,017	357,773
26  Fremont General Corporation 2005 Financial Statements

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Fremont General Corporation (“Fremont General” or when combined with its subsidiaries “the Company”) is a holding company which is engaged in lending operations through its indirectly wholly-owned subsidiary, Fremont Investment & Loan (“FIL”). FIL is a California state-chartered industrial bank. Fremont General is not a “bank holding company” as defined for regulatory purposes.
FIL has two primary real estate lending operations, commercial and residential, both operating on a nationwide basis. FIL’s commercial real estate lending operation includes nine regional offices and, as of December 31, 2005, had loans outstanding in 31 states. The residential real estate lending platform originated loans from 46 states through its five regional loan production centers during 2005. FIL funds its operations primarily through deposit accounts sourced in California that are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation (“FDIC”), and to a lesser extent, advances from the Federal Home Loan Bank of San Francisco (“FHLB”). As such, FIL is regulated by the FDIC and the Department of Financial Institutions of the State of California (“DFI”).
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
FIL’s commercial real estate lending operation provides first mortgage financing on various types of commercial properties. The loans that FIL originates are substantially all held for investment, with some loans participated out to reduce credit limit exposures. Loans are originated through broker and borrower relationships and the borrowers are typically mid-size developers and owners seeking a loan structure that provides limited recourse and is short-term, providing bridge or construction financing for comprehensive construction, renovation, conversion repositioning and lease-up of existing or new properties. To manage the credit risk involved in this lending, FIL is focused on the value and quality of the collateral and the quality and experience of the parties with whom it does business. The size of loan commitments originated generally range from $20 million to $100 million, with some loans for larger amounts.
The Company’s two operating lines of business were designed to be somewhat counter-cyclical and to provide balance in varying economic cycles; however, this balance may not be achieved as both of the Company’s operating businesses are influenced by the overall condition of the economy, in particular the interest rate environment and, as a result, experience cyclicality in volume, gain on the sale of loans, net interest income, loan losses and earnings. The Company strives to manage its operations so as to optimize operational efficiency
Fremont General Corporation 2005 Financial Statements  27

and to maintain risks within acceptable parameters. The Company’s lending operations generate income as follows:

•	All of the residential real estate loans originated are currently sold for varying levels of gain through whole loan sales to other financial institutions, and to a lesser degree, to various investors through securitization transactions. A held for sale valuation reserve, a loan repurchase reserve and a premium recapture reserve are maintained and adjusted through provisions (which are either an expense or a credit to income) that are recognized in the consolidated statements of income. Net interest income is recognized on these loans during the period that the Company holds them for sale. The Company also recognizes interest income on the residual interests it retains from its securitization transactions. Servicing income is realized on the loans sold into the Company’s securitizations and on whole loan sales when servicing is retained, as well as on an interim basis for loans sold on a servicing released basis to other financial institutions. When servicing is retained either through a securitization or a whole loan sale with servicing retained, a mortgage servicing rights (“MSR”) asset is typically established; the MSR is amortized to expense over the expected life of the related servicing income.

•	Commercial real estate loans, which are held for investment, generate net interest income on the difference between the rates charged on the loans and the cost of borrowed funds. An allowance for loan losses is maintained through provisions (expense) that are recognized in the consolidated statements of income.
The principal market risks the Company faces are interest rate risk and liquidity risk. Interest rate risk is the risk that the valuation of the Company’s interest sensitive assets and liabilities and its net interest income will change due to changes in interest rates. Liquidity risk, which is the ability of the Company to access the necessary funding and capital resources, in a cost-effective manner, to fund its loan originations or to sell its loans held for sale. The Company endeavors to mitigate interest rate risk by attempting to match the rate reset (or repricing) characteristics of its assets with its liabilities. The Company also utilizes forward loan sale commitments to provide liquidity and to hedge its residential mortgage loan pipeline and loans held for sale, as well as interest rate caps to hedge execution of its securitization transactions. The objective of the interest rate and liquidity risk management activities is to reduce the risk of operational disruption and to reduce the volatility in income caused by changes in interest rates; however, the mortgage banking industry is inherently subject to income volatility due to the effect of interest rate variations on loan production volume, premiums realized on loan sales and securitizations, and loan prepayment patterns, which in turn affects the valuation of the Company’s residual interests and MSRs, as well as the amount of loan servicing income realized.
This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and notes thereto presented under Item 8. and the Business section presented under Item 1.
28  Fremont General Corporation 2005 Financial Statements

Results of Operations
The Company reported net income of $327.9 million for 2005 as compared to $353.8 million and $256.3 million for 2004 and 2003, respectively. The following table presents a summary of the Company’s income before income taxes, net income and certain operating ratios for the years ended December 31, 2005, 2004 and 2003, respectively:

	Year Ended December 31,

	2005	2004	2003

	(Thousands of dollars, except percents)
Interest and fee income on loans	$803,280	$657,664	$539,588
Interest income — other	37,878	13,660	6,285

Total interest income	841,158	671,324	545,873
Interest expense	(340,703)	(202,565)	(182,163)

Net interest income	500,455	468,759	363,710
Provision for loan losses	3,974	6,842	(98,262)

Net interest income after provision for loan losses	504,429	475,601	265,448
Net gain (loss) on:
Whole loan sales and securitizations of residential real estate loans	345,530	437,351	307,644
Sale of residual interests in securitized loans	–	–	17,503
Extinguishment of debt	(55)	(105)	(1)
Loan servicing income	69,680	36,467	10,734
Mortgage servicing rights amortization and impairment	(19,299)	(12,244)	(1,050)
Impairment on residual assets	(2,299)	(985)	–
Other non-interest income	18,530	22,746	17,434
Operating expenses	(367,573)	(357,161)	(253,591)

Income before income taxes from continuing operations	548,943	601,670	364,121
Income tax expense	(220,995)	(247,914)	(152,168)

Net income from continuing operations	327,948	353,756	211,953
Discontinued insurance operations in regulatory liquidation, net of tax	–	–	44,308

Net income	$327,948	$353,756	$256,261

Return on average assets	3.0%	3.6%	2.7%
Return on average equity	27.5%	42.0%	40.1%
Dividend payout ratio	7.6%	5.0%	5.7%
Equity to assets ratio	10.9%	8.5%	6.8%

•	Returns are calculated using net income from continuing operations.
•	The dividend payout ratio is based on fully diluted net income per share from continuing operations.
Fremont General Corporation 2005 Financial Statements  29

2005 as compared to 2004
The Company recorded net income from continuing operations of $327.9 million for 2005 as compared to $353.8 million for 2004. This represents a decrease of 7% for 2005 as compared to 2004. This decrease is primarily a result of decreased levels of net gain on the sale and securitization of residential real estate loans, partially offset by increased levels of net interest income.
Net Interest Income
The net interest income for 2005 was $500.5 million as compared to $468.8 million for 2004. The increase in net interest income is primarily a result of an increase in the volume of average interest-earning assets as indicated in the tables below. Average interest-earning assets increased 17% to $11.29 billion during 2005, as compared to $9.61 billion during 2004. The increase in volume is primarily a result of a significantly higher level of residential real estate loans held for sale; this is due to significantly higher origination levels of these loans. The net interest income margin (as a percentage of average interest-earning assets) decreased to 4.43% for 2005 from 4.87% for 2004. This decrease in the net interest margin for 2005 is due primarily to higher funding costs relative to the yields realized on the loans outstanding; in particular, yields on the Company’s residential real estate loans increased at a slower rate than did the underlying cost of funds during 2005. The following tables identify the consolidated interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins, as well as an analysis of changes in net interest income due to volume and rate changes, for the Company during 2005 and 2004:
30  Fremont General Corporation 2005 Financial Statements

	Year Ended December 31,

	2005			2004

	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Thousands of dollars, except percents)
Interest-earning assets (1):
Commercial real estate loans	$3,977,767	$318,507	8.01%	$3,872,207	$290,973	7.51%
Residential real estate loans (2)	6,552,890	484,773	7.40	5,213,984	366,613	7.03
Syndicated commercial loans	–	–	–	4,076	78	1.91
Residual interests in securitized loans	26,117	13,150	50.35	15,413	3,910	25.37
Cash equivalents and investment securities	735,140	24,728	3.36	508,028	9,750	1.92

Total interest-earning assets	$11,291,914	$841,158	7.45%	$9,613,708	$671,324	6.98%

Interest-bearing liabilities:
Time deposits	$6,473,997	$217,262	3.36%	$5,333,218	$115,951	2.17%
Savings deposits	1,643,877	45,349	2.76	1,770,793	35,534	2.01
FHLB advances	1,598,311	47,795	2.99	1,306,847	25,092	1.92
Warehouse lines of credit	118,829	5,979	5.03	–	950	0.00
Senior Notes due 2004	–	–	–	4,709	372	7.90
Senior Notes due 2009	181,124	14,582	8.05	185,983	14,975	8.05
LYONs	240	14	5.83	639	33	5.16
Junior Subordinated Debentures	103,093	9,278	9.00	103,093	9,278	9.00
Other	28,084	444	1.58	12,487	380	3.04

Total interest-bearing liabilities	$10,147,555	$340,703	3.36%	$8,717,769	$202,565	2.32%

Net interest income		$500,455			$468,759

Percent of average interest-earning assets:
Interest income		7.45%			6.98%
Interest expense		3.02%			2.11%

Net interest margin		4.43%			4.87%

(1)	Average loan balances include non-accrual loan balances.
(2)	Includes loans held for sale and other.
Fremont General Corporation 2005 Financial Statements  31

	December 31, 2005 Compared to 2004

	Change Due To

	Volume(1)	Rate	Total

	(Thousands of dollars)
Cash equivalent and investment securities	$7,522	$7,456	$14,978
Loans and residual interests	112,802	42,054	154,856

Total increase in interest income	120,324	49,510	169,834

Time deposits	(38,284)	(63,027)	(101,311)
Savings deposits	3,501	(13,316)	(9,815)
FHLB advances	(8,716)	(13,987)	(22,703)
Warehouse lines of credit	(5,029)	–	(5,029)
Senior Notes due 2004 and 2009	765	–	765
LYONs	19	–	19
Junior Subordinated Debentures	–	–	–
Other	(247)	183	(64)

Total (increase) in interest expense	(47,991)	(90,147)	(138,138)

Increase/ (decrease) in net interest income	$72,333	$(40,637)	$31,696

(1)	Changes in rate/volume are allocated to change in volume.
Non-Interest Income
The gain on the sales and securitizations of residential real estate loans decreased from $437.4 million in 2004 to $345.5 million for 2005. This decrease is primarily attributable to a significant decrease in the gross premium received on loan sales and securitizations in the two comparable years, partially offset by a significantly higher volume of loans sold and securitized during 2005, as compared to 2004. A total of $35.98 billion in loans were sold (including loans sold via securitization and net of loans repurchased) during 2005, as compared to loan sales of $22.51 billion during 2004. The average gross premium on loans sold and securitized during 2004 was 3.53% as compared to an average of 2.22% for 2005. The decrease in gross premiums during 2005 is primarily attributable to lower interest rate margins, reflecting increased price competition in the non-prime mortgage origination market.
The Company realized a net gain of $26.2 million on its derivative instruments utilized to hedge the impact of interest rate volatility on its residential real estate lending activities during 2005. This net gain primarily resulted from an increase in the underlying interest rate indices (primarily the two-year swap rate) which conversely had a negative impact upon the gross loan sale and securitization premiums realized during the same period. Such premiums and the gain or loss on derivative instruments have exhibited, and are expected to continue to exhibit, variability (often significant) based on various economic and interest rate environments, as well as on the Company’s loan sale and hedging activity levels and their timing. The Company’s direct costs of loan origination associated with loans sold decreased during 2005 to 1.23% from 1.39% in 2004 as a result of lower costs incurred for with broker and account executive compensation. The Company reported provisions for valuation and repurchase reserves for 2005 of $10.0 million or 0.03% of total net loan sales and securitizations, respectively, as compared to $15.7 million or 0.07% for 2004. During 2005, the Company updated its loss estimates and stratifications for both of its valuation and repurchase reserves. The estimates were based on an updated analysis of historical loan collateral vintage data. The Company continually evaluates the loss estimates utilized for its valuation and repurchase reserves based upon its analysis of historical and current data and the mix of loan characteristics. The net gain percentage (the net gain after direct costs, net gains or losses on
32  Fremont General Corporation 2005 Financial Statements

derivative instruments, provisions for premium recapture and valuation and repurchase reserves, divided by net loans sold) on these sales decreased to 0.95% in 2005 from 1.94% in 2004.

	Year Ended December 31,

	2005	2004

	(Thousands of dollars, except percents)
Whole loan sales of residential real estate loans	$29,521,283	$19,538,713
Securitizations of residential real estate loans	6,455,590	2,968,764

Total loan sales and securitizations — net of repurchases	$35,976,873	$22,507,477

Gross premium recognized on loan sales and securitizations	$800,426	$793,801
Net gain on derivative instruments	26,233	1,076

	826,659	794,877
Direct costs of loan originations — net	(442,979)	(313,733)
Provision for premium reversal	(28,138)	(28,140)

	355,542	453,004
Provision for valuation and repurchase reserves	(10,012)	(15,653)

Net gain on sale	$345,530	$437,351

Net gain on sale	$345,530	$437,351
Origination expenses allocated during the period of origination	(136,450)	(181,008)

Net operating gain on sale	$209,080	$256,343

Gross premium recognized on loan sales and securitizations	2.22%	3.53%
Net gain on derivative instruments	0.07%	0.00%

	2.29%	3.53%
Direct costs of loan originations	(1.23)%	(1.39)%
Provision for premium reversal	(0.08)%	(0.13)%

	0.98%	2.01%
Provision for valuation and repurchase reserves	(0.03)%	(0.07)%

Net gain on sale	0.95%	1.94%

Net gain on sale	0.95%	1.94%
Origination expenses allocated during the period of origination	(0.38)%	(0.80)%

Net operating gain on sale	0.57%	1.14%

•	Percentages are of total loan sales and securitizations, net of repurchases, during the period indicated.

•	Premium reversal is the reversal of premium on loans sold which prepay early per the terms of each sales contract; includes some interest adjustment.

•	Provision for valuation and repurchase reserves represents adjustments to the valuation allowance for the Company’s held for sale loans and adjustments to the Company’s repurchase reserve for the effect of loans estimated to be repurchased.

•	Origination expenses allocated during the period of origination represent indirect expenses not directly attributable to specific loans but are related to the origination process of residential real estate loans during the period of origination and which are not deferred for GAAP. These expenses are included in non-interest expense in the consolidated statements of income during the period incurred. There is no directly comparable GAAP financial measure to “Origination expenses allocated during the period of origination”, the components of which are calculated in accordance with GAAP.

•	Net operating gain on sale is a supplement to, and not a substitute for, the information presented in the consolidated statements of income as prepared in accordance with GAAP. The Company utilizes this additional information as part of its management
Fremont General Corporation 2005 Financial Statements  33

of the total costs and efficiency of its loan origination platform. Furthermore, our definition of indirect origination expenses may not be comparable to similarly titled measures reported by other companies. Because these expenses are estimates that are based on loans sold during the current period utilizing actual costs from prior periods, these costs may fluctuate from period to period reflecting changes in the volume of loans sold, originated and the actual indirect expenses incurred during the period of loan origination. The net operating gain on sale amount does not include net interest income on residential real estate loans held for sale or any fair value adjustments on the Company’s residual interests in securitized loans.

The Company’s non-interest income, other than net gains, increased during 2005 as compared to 2004 and the following table details the components:

Year Ended December 31,

	2005	2004

	(Thousands of dollars)
Loan Servicing Income:
Servicing fee income:
Securitization transactions	$22,029	$11,217
Interim	32,618	18,806
Loans sold — servicing retained	3,808	1,558

	58,455	31,581
Ancillary income	8,129	5,144
Other	3,096	(258)

	$69,680	$36,467

MSR Amortization and Impairment:
MSR amortization	$(21,341)	$(10,202)
MSR impairment provision	2,042	(2,042)

	$(19,299)	$(12,244)

Other Non-Interest Income:
Prepayment fees:
Commercial real estate	$2,607	$6,514
Residential real estate	2,372	5,109
Commercial real estate transaction fees	8,404	5,339
Net loss on extinguishment of debt	(55)	(105)
All other	5,147	5,784

	$18,475	$22,641

The loan servicing income (which is all related to residential real estate) increased as a result of the increase in residential real estate loan origination volume. The increase in volume resulted in an increase in loan securitization activity and higher levels of interim servicing during 2005. The Company completed five securitizations and one whole loan sale with servicing retained in 2005 (for a total of $6.46 billion in loan principal) as compared to four securitization transactions (of $2.97 billion in loan principal) during 2004. The higher loan securitization activity during 2005 also created higher levels of MSRs, which resulted in an increase in the amortization (expense) of the MSRs. The Company was servicing $22.3 billon in principal balance of loans as of December 31, 2005, this is compared to $15.0 billion as of December 31, 2004 and reflects the increase in loan servicing volume during 2005.
34  Fremont General Corporation 2005 Financial Statements

Provision for Losses
The provision for loan losses was a $4.0 million credit (reversal) for 2005 as compared to a $6.8 million credit (reversal) for 2004, primarily as a result of a decrease in the net charge-offs experienced for the commercial real estate loans held for investment during 2005 as well as a decrease in the non-accrual and classified (substandard) commercial real estate portfolio loans. The net charge-off amounts and ratios for the commercial real estate portfolio were $10.7 million or 0.27% for 2005, $22.9 million or 0.59% for 2004 and $45.5 million or 1.17% for 2003. The provision for loan losses represents the current period expense (income) associated with maintaining an appropriate allowance for loan losses. The loan loss provision or credit for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition and concentrations of the loan portfolio, the number and balances of non-accrual loans, delinquencies, the levels of restructured loans, assessment by management of the inherent risk in the portfolio, the value of the underlying collateral on classified loans and the general economic conditions in the commercial real estate markets in which the Company lends. Periodic fluctuations in the provision for loan losses and the allowance for loan losses result from management’s on-going assessment of their adequacy.
Non-Interest Expense
Non-interest expense increased from $357.2 million for the year ended December 31, 2004 to $367.6 million for the year ended December 31, 2005; an increase of approximately 3%. The primary driver of this increase over the prior year was the additional organizational expenses incurred to support the substantial increase in residential real estate loan origination volume, namely the occupancy, professional services and information technology expenses. Compensation expense decreased on a year-over-year basis primarily due to an increase in the capitalization level of direct loan origination costs during 2005. Compensation and non-compensation related operating expenses are detailed in the following tables:

Year Ended December 31,

	2005	2004

	(Thousands of dollars)
Compensation and related	$234,961	$244,621
Occupancy	28,797	17,287
Other	103,815	95,253

Total non-interest expense	$367,573	$357,161

Year Ended December 31,

	2005	2004

	(Thousands of dollars)
Total compensation and related	$514,181	$445,497
Deferral of loan origination costs (1)	(279,220)	(200,876)

Compensation and related	$234,961	$244,621

(1)	Incremental direct costs associated with the origination of loans are deferred when incurred. For residential real estate loans, when the related loan is sold, the deferred costs are included as a component of net gain on sale.
Fremont General Corporation 2005 Financial Statements  35

Other non-interest expense categories for the years ended December 31, 2005 and 2004 are summarized below:

	2005	2004

	(Thousands of dollars)
Legal, professional and other outside services	$24,728	$23,257
Information technology	16,844	13,289
Printing, supplies and postage	16,378	11,466
Advertising promotion	11,945	9,226
Auto and travel	8,914	7,902
Leasing and loan expense	7,986	6,383
Net real estate owned expenses	(3,494)	4,628
Telephone	4,525	3,749
All other	15,989	15,353

Total other expenses	$103,815	$95,253

Income Taxes
Income tax expense of $221.0 million and $247.9 million for the years ended December 31, 2005 and 2004, respectively, represents effective tax rates of 40.3% and 41.2%, respectively, on income before income taxes from continuing operations of $548.9 million and $601.7 million for the same respective periods. The effective tax rates for both periods presented are different than the federal enacted tax rate of 35%, due mainly to various state income tax provisions.
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
Net Interest Income
Net interest income for 2004 was $468.8 million as compared to $363.7 million for 2003. The increase in net interest income is primarily a result of an increase in the volume of average interest-earning assets as indicated in the tables below. Average interest-earning assets increased 31% to $9.61 billion during 2004 as compared to $7.33 billion during 2003. The increase in average interest-earning assets is primarily a result of significantly higher level of residential real estate loans held for sale; this higher level is due to significantly higher origination levels of these loans. The net interest income margin (as a percentage of average interest-earning assets) decreased to 4.87% for 2004 from 4.96% for 2003; this decrease in the net interest margin is due primarily to a higher average liquidity (cash and cash equivalents) position during 2004. The following table identifies the consolidated interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins, as well as an analysis of changes in net interest income due to volume and rate changes, for the Company during 2004 and 2003.
36  Fremont General Corporation 2005 Financial Statements

	Year Ended December 31,

	2004			2003

	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Thousands of dollars, except percents)
Interest-earning assets (1):
Commercial real estate loans	$3,872,207	$290,973	7.51%	$3,890,473	$303,760	7.81%
Residential real estate loans (2)	5,213,984	366,613	7.03	3,193,199	235,670	7.38
Syndicated commercial loans	4,076	78	1.91	12,095	157	1.30
Residual interests in securitized loans	15,413	3,910	25.37	3,176	261	20.54
Cash equivalents and investment securities	508,028	9,750	1.92	233,258	6,025	2.58

Total interest-earning assets	$9,613,708	$671,324	6.98%	$7,332,201	$545,873	7.44%

Interest-bearing liabilities:
Time deposits	$5,333,218	$115,951	2.17%	$3,917,879	$99,334	2.54%
Savings deposits	1,770,793	35,534	2.01	1,402,547	28,456	2.03
FHLB advances	1,306,847	25,092	1.92	1,133,807	25,167	2.22
Warehouse lines of credit	–	950	0.00	49,790	1,173	2.36
Senior Notes due 2004	4,709	372	7.90	37,588	3,031	8.06
Senior Notes due 2009	185,983	14,975	8.05	190,700	15,346	8.05
LYONs	639	33	5.16	2,558	131	5.12
Junior Subordinated Debentures	103,093	9,278	9.00	100,000	9,000	9.00
Other	12,487	380	3.04	41,023	525	1.28

Total interest-bearing liabilities	$8,717,769	$202,565	2.32%	$6,875,892	$182,163	2.65%

Net interest income		$468,759			$363,710

Percent of average interest-earning assets:
Interest income			6.98%			7.44%
Interest expense			2.11%			2.48%

Net interest margin			4.87%			4.96%

(1)	Average loan balances include non-accrual loan balances.
(2)	Includes loans held for sale and other.
Fremont General Corporation 2005 Financial Statements  37

December 31, 2004 Compared to 2003

	Change Due To

	Volume (1)	Rate	Total

	(Thousands of dollars)
Cash equivalent and investment securities	$3,618	$107	$3,725
Loans	143,618	(21,892)	121,726

Total increase/ (decrease) in interest income	147,236	(21,785)	125,451

Time deposits	(30,771)	14,154	(16,617)
Savings deposits	(7,389)	311	(7,078)
FHLB advances	(3,322)	3,397	75
Warehouse lines of credit	–	223	223
Senior notes due 2004 and 2009	3,030	–	3,030
LYONs	98	–	98
Junior subordinated debentures/preferred securities	(278)	–	(278)
Other	868	(723)	145

Total (increase)/ decrease in interest expense	(37,764)	17,362	(20,402)

Increase/ (decrease) in net interest income	$109,472	$(4,423)	$105,049

(1)	Changes in rate/volume are allocated to change in volume.
Non-Interest Income
The gain on the sales and securitizations of residential real estate loans increased from $307.6 million in 2003 to $437.4 million for 2004. This increase is primarily attributable to a significant increase (103%) in the volume of loans sold and securitized in the two comparable years, partially offset by a significantly lower gross premium on loan sales and securitizations during 2004, as compared to 2003. A total of $22.51 billion in loans were sold (including loans sold via securitization and net of loans repurchased) during 2004, as compared to loan sales of $11.09 billion during 2003. The average gross premium on loans sold and securitized during 2003 was 4.22% as compared to an average of 3.53% for 2004. The average gross premiums realized during 2004 is consistent with the historical range of expected normal conditions. Such premiums have exhibited, and are expected to continue to exhibit, variability (often significant) based on various economic and interest rate environments. The gain percentage (the net gain after direct costs and adjustments to the carrying valuations of loans held for sale, divided by net loans sold) on these sales decreased from 2.77% in 2003 to 1.94% in 2004.
38  Fremont General Corporation 2005 Financial Statements

	Year Ended December 31,

	2004	2003

	(Thousands of dollars, except percents)
Whole loan sales of residential real estate loans	$19,538,713	$9,907,821
Securitizations of residential real estate loans	2,968,764	1,180,496

Total loan sales and securitizations — net of repurchases	$22,507,477	$11,088,317

Gross premium recognized on loan sales and securitizations	$793,801	$468,282
Net gain on derivative instruments	1,076	–

	794,877	468,282
Direct costs of loan originations — net	(313,733)	(145,346)
Provision for premium reversal	(28,140)	(10,720)

	453,004	312,216
Provision for valuation and repurchase reserves	(15,653)	(4,572)

Net gain on sale	$437,351	$307,644

Net gain on sale	$437,351	$307,644
Origination expenses allocated during the period of origination	(181,008)	(84,080)

Net operating gain on sale	$256,343	$223,564

Gross premium recognized on loan sales and securitizations	3.53%	4.22%
Net gain on derivative instruments	0.00%	0.00%

	3.53%	4.22%
Direct costs of loan originations	(1.39)%	(1.31)%
Provision for premium reversal	(0.13)%	(0.10)%

	2.01%	2.81%
Provision for valuation and repurchase reserves	(0.07)%	(0.04)%

Net gain on sale	1.94%	2.77%

Net gain on sale	1.94%	2.77%
Origination expenses allocated during the period of origination	(0.80)%	(0.76)%

Net operating gain on sale	1.14%	2.01%

•	Percentages are of total loan sales and securitizations, net of repurchases, during the period indicated.

•	Premium reversal is the reversal of premium on loans sold which either prepay early per the terms of each sales contract; includes some interest adjustment.

•	Provision for valuation and repurchase reserves represents adjustments to the valuation allowance for the Company’s held for sale loans and adjustments to the Company’s repurchase reserve for the effect of loans estimated to be repurchased.

•	Origination expenses allocated during the period of origination represent indirect expenses not directly attributable to specific loans but are related to the origination process of residential real estate loans during the period of origination and which are not deferred for GAAP. These expenses are included in non-interest expense in the consolidated statements of income during the period incurred. There is no directly comparable GAAP financial measure to “Origination expenses allocated during the period of origination”, the components of which are calculated in accordance with GAAP.

•	Net operating gain on sale is a supplement to, and not a substitute for, the information presented in the consolidated statements of income as prepared in accordance with GAAP. The Company utilizes this additional information as part of its management of the total costs and efficiency of its loan origination platform. Furthermore, our definition of indirect origination expenses may not be comparable to similarly titled measures reported by other companies. Because these expenses are estimates that are based on loans sold during the current period utilizing actual costs from prior periods, these costs may fluctuate from period to period reflecting changes in the volume of loans sold, originated and the actual indirect expenses incurred during the period of loan origination. The net operating gain on sale amount does not include net interest income on residential real estate loans held for sale or any fair value adjustments on the Company’s residual interests in securitized loans.
Fremont General Corporation 2005 Financial Statements  39

The Company’s non-interest income, other than the net gains, increased during 2004 as compared to 2003 and the following tables detail the components:

Year Ended December 31,

	2004	2003

	(Thousands of dollars)
Loan Servicing Income:
Servicing fee income:
Securitization transactions	$11,217	$1,386
Interim	18,806	7,079
Loans sold-servicing retained	1,558	–

	31,581	8,465
Ancillary income	5,144	2,349
Other	(258)	(80)

	$36,467	$10,734

MSR Amortization and Impairment:
MSR amortization	$(10,202)	$(1,050)
MSR impairment provision	(2,042)	–

	$(12,244)	$(1,050)

Other Non-Interest Income:
Prepayment fees:
Commercial real estate	$6,514	$3,950
Residential real estate	5,109	5,185
Commercial real estate transaction fees	5,339	3,959
Net loss on extinguishment of debt	(105)	(1)
All other	5,784	4,340

	$22,641	$17,433

The loan servicing income (which is all residential real estate related) increased as a result of the increase in residential real estate loan origination volume. The increase in volume resulted in an increase in loan securitization activity and higher levels of interim servicing during 2004. During 2003, the Company completed two securitization transactions which totaled $1.18 billion in loan principal. This is as compared to four securitizations during 2004 with $2.97 billion in loan principal. The higher loan securitization activity during 2004 also created higher levels of MSRs, which resulted in an increase in the amortization expense of MSRs.
Provision for Losses
The provision for loan losses was a $6.8 million credit (reversal) balance for 2004 as compared to a $98.3 million expense for 2003, primarily as a result of a reduction in the outstanding loan balance of the commercial real estate loan portfolio, the transfer of the residential real estate loans classified as held for investment to loans held for sale during 2004 and a significant decrease in the net charge-offs experienced for the commercial real estate loans held for investment during 2004. In addition, the Company continued to reduce its exposure to commercial real estate loans secured by hotel and lodging properties which had been the majority of the non-accrual loans and net charge-offs for 2004 and 2003 (see Loans Held for Investment and Allowance Activity for additional information). The net charge-off amounts and ratios for the commercial real estate portfolio were $22.9 million or 0.59% for 2004, $45.5 million or 1.17% for 2003 and $30.7 million or
40  Fremont General Corporation 2005 Financial Statements

0.87% for 2002. The provision for loan losses represents the current period expense (income) associated with maintaining an appropriate allowance for loan losses. The loan loss provision or credit for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition and concentrations of the loan portfolio, the number and balances of non-accrual loans, delinquencies, the levels of restructured loans, assessment by management of the inherent risk in the portfolio, the value of the underlying collateral on classified loans and the general economic conditions in the commercial real estate markets in which the Company lends. Periodic fluctuations in the provision for loan losses and the allowance for loan losses result from management’s on-going assessment of their adequacy.
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

Year Ended December 31,

	2004	2003

	(Thousands of dollars)
Compensation and related	$244,621	$172,324
Occupancy	17,287	11,678
Other	95,253	69,589

Total non-interest expense	$357,161	$253,591

Year Ended December 31,

	2004	2003

	(Thousands of dollars)
Total compensation and related	$445,497	$290,548
Deferral of loan origination costs (1)	(200,876)	(118,224)

Compensation and related	$244,621	$172,324

(1)	Incremental direct costs associated with the origination of loans are deferred when incurred. For residential real estate loans, when the related loan is sold, the deferred costs are included as a component of net gain on sale.
Fremont General Corporation 2005 Financial Statements  41

Other non-interest expense for the years ended December 31, 2004 and 2003 are summarized below:

	2004	2003

	(Thousands of dollars)
Legal, professional and other outside services	$23,257	$12,745
Information technology	13,289	6,184
Printing, supplies and postage	11,466	7,479
Advertising and promotion	9,226	6,022
Auto and travel	7,902	5,860
Leasing and loan expense	6,383	7,933
Net real estate owned expenses	4,628	3,901
Telephone	3,749	2,721
All other	15,353	16,744

Total other expenses	$95,253	$69,589

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
Income Taxes
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
Loans Held for Investment and Allowance Activity
The Company’s net loans held for investment, before the allowance for loan losses, were approximately $4.76 billion at December 31, 2005, as compared to $3.48 billion at December 31, 2004 and $4.79 billion at December 31, 2003. The increase between the years was primarily the result of the significant increase in commercial real estate loan originations during 2005 as compared to 2004. The significant decrease in 2004 was primarily the result of the reclassification of $912 million of residential real estate loans held for investment into loans held for sale during the third quarter of 2004, as well as a higher than normal level of loan run-off in the commercial real estate loans during the fourth quarter of 2004. New loan commitments, net of participations, for commercial real estate loans, increased from $2.7 billion during 2004 to $5.9 billion for 2005. The following
42  Fremont General Corporation 2005 Financial Statements

table shows the Company’s loans held for investment in the various financing categories and the percentages of the total represented by each category:

	As of December 31,

	2005		2004		2003		2002		2001

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	(Thousands of dollars, except percents)
Commercial real estate
Bridge	$1,887,073	39%	$1,512,532	43%	$1,659,847	34%	$1,712,085	41%	$1,653,970	42%
Construction	2,448,428	51%	1,020,370	29%	804,793	17%	328,974	8%	263,587	7%
Permanent	389,681	8%	805,760	23%	1,281,877	27%	1,393,427	34%	1,320,993	34%
Single tenant credit	77,113	2%	177,193	5%	268,506	5%	296,787	7%	307,320	8%

	4,802,295	100%	3,515,855	100%	4,015,023	83%	3,731,273	90%	3,545,870	91%
Residential real estate	–	–	–	–	789,951	17%	392,061	9%	195,643	5%
Syndicated commercial	–	–	–	–	6,857	–	26,216	1%	113,504	3%
Other	8,589	–	4,526	–	4,615	–	4,272	–	22,555	1%

	4,810,884	100%	3,520,381	100%	4,816,446	100%	4,153,822	100%	3,877,572	100%
Deferred fees and costs	(50,984)	(1)%	(35,767)	(1)%	(25,436)	–	(15,937)	–	(16,171)	–
Allowance for loan losses	(156,837)	(3)%	(171,525)	(5)%	(213,591)	(5)%	(161,190)	(4)%	(104,179)	(3)%

Loans held for investment	$4,603,063	96%	$3,313,089	94%	$4,577,419	95%	$3,976,695	96%	$3,757,222	97%

Fremont General Corporation 2005 Financial Statements  43

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

	December 31,

	2005	2004	2003	2002	2001

	(Thousands of dollars, except percents)
Non-accrual loans held for investment (“HFI”):
Commercial real estate loans	$29,290	$82,289	$71,758	$70,031	$68,921
Residential real estate loans	–	–	8,482	5,600	2,531
Syndicated commercial loans	–	–	6,752	11,239	3,397
Other	–	–	–	–	104

	$29,290	$82,289	$86,992	$86,870	$74,953

Real estate owned (“REO”):
Commercial real estate loans	$30,198	$21,344	$23,621	$10,598	$19,329
Residential real estate loans	–	153	643	315	4,260

	$30,198	$21,497	$24,264	$10,913	$23,589

Total non-performing assets (“NPA”)	$59,488	$103,786	$111,256	$97,783	$98,542

Accruing loans receivable past due 90 days or more:
Commercial real estate loans	$–	$–	$36,406	$–	$15,586
Other	–	–	–	–	4

	$–	$–	$36,406	$–	$15,590

Restructured commercial real estate loans on accrual status	$12,309	$9,302	$180,059	$140,300	$–
Non-accrual loans to total loans HFI	0.62%	2.36%	1.82%	2.10%	1.94%
Allowance for loan losses to total loans HFI	3.29%	4.92%	4.46%	3.90%	2.70%
Allowance for loan losses to non-performing assets	263.6%	165.3%	192.0%	164.8%	105.7%
44  Fremont General Corporation 2005 Financial Statements

	December 31,

	2005	2004	2003	2002	2001

	(Thousands of dollars, except percents)
Beginning allowance for loan losses	$171,525	$213,591	$161,190	$104,179	$67,599
Provision for loan losses	(3,974)	(6,842)	98,262	108,118	53,374
Reclass of allowance for loan commitments	–	–	–	(3,259)	–
Charge-offs:
Commercial real estate loans	(17,533)	(23,847)	(46,122)	(32,409)	(7,897)
Residential real estate loans (1)	–	(10,259)	(414)	(658)	(684)
Syndicated commercial loans	–	(2,936)	(199)	(16,524)	(9,332)
Other	–	–	–	–	–

Total charge-offs	$(17,533)	$(37,042)	$(46,735)	$(49,591)	$(17,913)

Recoveries:
Commercial real estate loans	6,801	978	636	1,700	1,001
Residential real estate loans	6	344	127	29	112
Syndicated commercial loans	12	496	110	–	–
Other	–	–	1	14	6

Total recoveries	6,819	1,818	874	1,743	1,119

Ending allowance for loan losses	$156,837	$171,525	$213,591	$161,190	$104,179

Net charge-offs	$10,714	$35,224	$45,861	$47,848	$16,794
Net charge-offs to average total loans HFI	0.27%	0.81%	1.04%	1.18%	0.45%
Allocation of allowance for loan losses:
Commercial real estate loans	$156,755	$171,471	$195,000	$147,228	$92,676
Residential real estate loans	–	–	15,607	7,844	7,534
Syndicated commercial loans	–	–	2,983	6,118	3,986
Other	82	54	1	–	(17)

Total allowance for loan losses	$156,837	$171,525	$213,591	$161,190	$104,179

(1)	Includes $9,856 fair value adjustment in 2004 for loans transferred to held for sale.
Non-accrual loans decreased during 2005 to $29.3 million at December 31, 2005 from $82.3 million at December 31, 2004. There were no loans on accrual status, as of December 31, 2005, which were 90 days or greater past due. The level of non-performing assets fluctuates and specific loans can have a material impact upon the total. As of December 31, 2005, non-accrual commercial real estate loans and REO were comprised of five non-accrual loans and seven REO properties, as compared to 13 non-accrual commercial real estate loans and eight REO properties at December 31, 2004 and 14 non-accrual commercial real estate loans and nine REO properties at December 31, 2003. Consideration must be given that, due to the secured nature of the Company’s loans and the presence of larger-balance loans, the classification, and the timing thereof, of an individual loan as non-performing or REO can have a significant impact upon the level of total non-performing assets, without necessarily having a commensurate increase in loss exposure. See Notes 5 and 6 of Notes to Consolidated Financial Statements for additional detail on non-performing assets.
Restructured loans on accrual status are those loans where the Company has made certain concessionary modifications to the contractual terms of the loan agreement (either a reduction in interest or principal) due to
Fremont General Corporation 2005 Financial Statements  45

financial difficulties experienced by the borrower. The loan is classified as a restructured loan on accrual status if it is performing in accordance with the agreed upon loan terms and the projected cash proceeds are deemed sufficient to repay both principal and interest. These loans are presented as such in the period of restructure and the three subsequent quarters. During the year ended December 31, 2005, there were two commercial real estate loans with a total balance of $20.5 million that were modified in connection with loan restructurings; of these two loans, one was completely paid off as of year end. The Company incurred a total of $155,000 in net loan charge-offs related to the restructuring of these two loans during 2005. During 2004 there were four commercial real estate loans with a total balance of $42.5 million that were modified in connection with loan restructurings. The Company incurred a total of $2.1 million in net loan charge-offs related to the restructuring of these four loans during 2004, of which $1.7 million was related to one individual loan. During 2003, there were 18 commercial real estate loans with a total balance of $178.2 million that were modified in connection with loan restructurings. The Company incurred a total of $13.4 million in net loan charge-offs related to the restructuring of these 18 loans during 2003, of which $10.9 million was related to four individual loans.
Loans secured by hotel and lodging properties represented 86% and 55% of the total commercial real estate loans on non-accrual status as of December 31, 2005 and 2004, respectively. The allowance for loan losses as a percentage of total loans held for investment decreased to 3.29% as of December 31, 2005, as compared to 4.92% and 4.46% at December 31, 2004 and 2003, respectively. The net charge-off ratio for commercial real estate loans for 2005 decreased to 0.27% as compared to 0.59% for 2004 and 1.17% for 2003, as a result of significantly lower net charge-offs.
Discontinued Insurance Operations
The property and casualty insurance operation, which was primarily represented by the underwriting of workers’ compensation insurance policies, was classified as discontinued in the fourth quarter of 2001. The intention at that time was to allow the liabilities (primarily loss and loss adjustment expense reserves) related to the discontinued insurance business to run-off and, as a result, the property and casualty insurance operation was accounted for as a discontinued operation using the liquidation basis of accounting. Accordingly, the Company’s operating results for 2001 and prior periods were restated to reflect the reporting in this manner for all periods presented. In July 2002, the Company and its discontinued workers’ compensation insurance subsidiary, Fremont Indemnity Company (“Fremont Indemnity”) entered into an agreement (the “Agreement”) with the California Department of Insurance (the “DOI”) that allowed Fremont Indemnity, with the oversight of the DOI, to self-administer the run-off of its operations by paying claims and operating expenses in the ordinary course of business. Further, as a result of the restrictions in the Agreement with the DOI, the additional adverse loss development, and actions taken by the DOI in the fourth quarter of 2002 to further restrict Fremont Indemnity’s ability to direct the run-off of the discontinued business and manage the other activities of the operations, the Company concluded that it no longer had effective control of these operations. Accordingly, the assets and liabilities of the discontinued insurance operations as of December 31, 2002 were removed from the consolidated balance sheets of the Company.
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
46  Fremont General Corporation 2005 Financial Statements

quarter of 2003, the Company recognized a net of tax gain of $44.3 million from the reversal of this liability for potential future cash contributions to Fremont Indemnity.
While Fremont General owns 100% of the common stock of Fremont Indemnity, its assets and liabilities are excluded from the accompanying Consolidated Balance Sheets as the Company no longer has effective control over the operation of this subsidiary. For additional detail on the discontinuance of the property and casualty insurance operation see Notes 22 and 23 of Notes to Consolidated Financial Statements.
Market Risk
The Company is subject to market risk resulting primarily from the impact of fluctuations in interest rates upon balance sheet financial instruments such as loans, residual interests, mortgage servicing rights, debt and derivatives. Changes in interest rates can affect loan interest income, gains on the sale of residential real estate loans, interest expense, loan origination volume, net investment income, and total stockholders’ equity. The level of gain on the sale and securitization of residential real estate loans is highly dependent upon the level of loan origination volume, the premium paid by the purchasers of such loans and the gain or loss realized from hedging activities. Each of these factors, in turn, are highly dependent upon changes in, and the level of, interest rates and other economic factors. The Company may experience a decrease in the amount of gain it realizes should significant interest rate volatility occur or if other economic factors have a negative impact on the value and volume of the loans the Company originates. The objective of the asset and liability management activities is to provide a high level of net interest and investment income, and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk. There is no exposure to foreign currency or commodity price risk.
The Company is subject to interest rate risk resulting from differences between the rates on, and repricing characteristics of, interest-earning loans held for investment (and loans held for sale) and the rates on, and repricing characteristics of, interest-bearing liabilities used to finance these loans, such as deposits and debt. Interest rate gaps may arise when assets are funded with liabilities having different repricing intervals or different market indices to which the instruments’ interest rate is tied and to this degree, earnings will be sensitive to interest rate changes. Additionally, interest rate gaps could develop between the market rate and the interest rate on loans in the loan portfolio, which could result in borrowers’ prepaying their loan obligations. The Company attempts to match the characteristics of interest rate sensitive assets and liabilities to minimize the effect of fluctuations in interest rates. For the Company’s financial instruments, the expected maturity date does not necessarily reflect the net market risk exposure because certain instruments are subject to interest rate changes before expected maturity. With respect to the Company’s residential real estate loans held for sale and its unfunded loan pipeline, the Company attempts to minimize its interest rate risk exposure through forward loan sale commitments and other derivatives, such as Eurodollar futures contracts. These financial instruments meet the definition of a derivative under generally accepted accounting principles and, accordingly, they are recorded in the consolidated financial statements at fair value.
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
Fremont General Corporation 2005 Financial Statements  47

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
Interest Rate Sensitivity

	Estimated Cash Flows of Principal Amounts

							Fair Value at
	2006	2007	2008	2009	2010	Thereafter	Total	12/31/05

	(Thousands of dollars, except percents)
Rate Sensitive Assets:
Variable Rate:
Commercial real estate loans	$2,119,125	$1,597,998	$851,795	$59,176	$66,720	$5,624	$4,700,438	$4,700,438
Average interest rate	7.90%	7.97%	7.96%	7.99%	7.98%	7.58%	7.94%
Residential real estate loans	$4,537,659	$–	$–	$–	$–	$–	$4,537,659	$4,548,272
Average interest rate	7.96%	–	–	–	–	–	7.96%
Investments	$24	$25	$26	10,729	4,166	8,921	$23,891	$17,527
Average interest rate	8.15%	8.51%	8.51%	6.90%	6.89%	7.02%	6.91%
Fixed Rate:
Commercial real estate loans	$37,865	$27,109	$19,209	$17,168	$–	$506	$101,857	$101,958
Average interest rate	8.84%	7.71%	7.55%	7.56%	–	7.75%	8.07%
Residential real estate loans	$866,421	$–	$–	$–	$–	$–	$866,421	$868,447
Average interest rate	9.54%	–	–	–	–	–	9.54%
Other loans	$2,968	$940	$12	$18	$855	$3,796	$8,589	$8,589
Average interest rate	8.81%	6.34%	8.72%	8.48%	8.03%	8.25%	8.21%
Rate Sensitive Liabilities:
Variable Rate:
Savings and money market deposit accounts	$1,550,267	$–	$–	$–	$–	$–	$1,550,267	$1,550,267
Average interest rate	3.40%	–	–	–	–	–	3.40%
Fixed Rate:
Certificates of deposit	$6,954,229	$44,033	$17,547	$35,476	$441	$–	$7,051,726	$7,051,255
Average interest rate	4.01%	3.96%	5.61%	5.80%	4.07%	–	4.03%
Borrowing capacity with FHLB	$949,000	$–	$–	$–	$–	$–	$949,000	$946,540
Average interest rate	3.78%	–	–	–	–	–	3.78%
Fremont General (Parent-only) — Interest Rate Sensitivity
The following table provides information about interest rate sensitive liabilities of Fremont General. The weighted-average interest rates are based on implied forward rates as derived from appropriate annual spot rate observations as of the reporting date.

	Principal Amount Maturing in:

Fair Value at
	2006	2007	2008	2009	2010	Thereafter	Total	12/31/05

	(Thousands of dollars, except percents)
Interest rate sensitive liabilities:
Fixed interest rate debt borrowings	$–	$–	$–	$176,280	$–	$103,093	$279,373	$281,536
Weighted-average interest rate	–	–	–	7.88%	–	9.00%	8.29%
48  Fremont General Corporation 2005 Financial Statements

Liquidity and Capital Resources
FIL finances its lending activities primarily through customer deposits, which have grown to $8.60 billion at December 31, 2005 from $7.55 billion at December 31, 2004 and $6.63 billion at December 31, 2003. FIL is also eligible for financing through the Federal Home Loan Bank of San Francisco, from which financing is available at varying rates and terms. Additionally, FIL has a line of credit with the Federal Reserve Bank of San Francisco. To add flexibility and capacity to its ability to fund the origination of residential real estate loans, the Company currently maintains four warehouse lines of credit, totaling $3.00 billion; there were no amounts outstanding under the facilities as of December 31, 2005. (See “Item 1. Business — Funding Sources.”) The FDIC has established certain capital and liquidity standards for its member institutions, and FIL was in compliance with these standards as of December 31, 2005 (See “Item 1. Business — Regulation and Supervision.”)
As a holding company, Fremont General primarily pays its operating expenses, interest expense, taxes, obligations under its various employee benefit plans and stockholders’ dividends from its cash on hand, intercompany tax payments and benefit plan reimbursements from FIL. Dividends paid on its common stock aggregated $23.1 million, $16.6 million, and $10.5 million during 2005, 2004 and 2003, respectively; however, no assurance can be given that future common stock dividends will be declared.
During 2003, Fremont General had significant net operating loss carryforwards which were used to offset taxable income generated by FIL. As a result, intercompany payments of federal income tax obligations from FIL, which were otherwise payable to taxing authorities, were available for use by Fremont General for general working capital purposes. The last of the net operating loss carryforwards were fully utilized during 2003 and only current operating losses at Fremont General will offset taxable income generated by FIL; as a result, during 2004, Fremont General paid most of the federal income taxes it received from FIL to the federal taxing authorities. There exist certain California Franchise Tax matters pending resolution, of which Fremont General is not yet able to make a determination of their ultimate liability, but does not believe that the actual outcomes of these matters will adversely impact its liquidity. It is expected that the final resolution of these matters may take several years. (See Note 12 of Notes to Consolidated Financial Statements.)
During 2005, FIL transferred by dividend certain residual interests to Fremont General Credit Corporation (“FGCC”), which is an intermediate holding company wholly-owed by Fremont General. The residual interests at FGCC as of December 31, 2005, had an estimated fair value of $52.4 million. The purpose of these dividends was to create an additional source of cash flow to Fremont General to the extent of cash received from the residual interests.
During the year ended December 31, 2005, Fremont General purchased $5.2 million (at par value) of its 7.875% Senior Notes due 2009; the cost was approximately $5.2 million. During the year ended December 31, 2004, Fremont General retired at maturity its remaining $22.4 million (at par value) of 7.7% Senior Notes due 2004; in addition, $9.3 million (at par value) of the 7.875% Senior Notes due 2009 were purchased at a cost of approximately $9.3 million. During the year ended December 31, 2003, Fremont General purchased $49.3 million (at par value) of its 7.7% Senior Notes due 2004; the cost was approximately $49.2 million.
Fremont General has cash and cash equivalents of $103.3 million at December 31, 2005 and no debt maturities until March of 2009.
Fremont General Corporation 2005 Financial Statements  49

Off-Balance Sheet Arrangements
In 2005 the Company continued to securitize its residential real estate loans. Securitization is a process of transforming the loans into securities, which are sold to investors. The loans are first sold to a special purpose corporation, which then transfers them to a qualifying special-purpose entity (a “QSPE”) which is legally isolated from the Company. The QSPE, in turn, issues interest-bearing securities, commonly known as asset-backed securities, that are secured by the future cash flows to be derived from the sold loans. The QSPE uses the proceeds from the issuance of the securities to pay the purchase price of the securitized loans. The Company does not utilize unconsolidated special-purpose entities as a mechanism to remove non-performing assets from the consolidated balance sheets.
Securitization is used by the Company to provide an additional source of liquidity. The QSPEs are not consolidated into the Company’s financial statements since they meet the criteria established by SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). In general, those criteria require the QSPE to be isolated and distinct from the transferor (the Company), be limited to permitted activities, and have defined limits on the assets it can hold and the permitted sales, exchanges or distributions of its assets.
During 2005, the Company securitized $6.46 billion in residential real estate loans. The investors and the QSPEs do not have any recourse to the Company if the cash flows generated by the sold loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, the Company removes from its balance sheet the carrying value of the loans sold and adds to its balance sheet the estimated fair value of the assets obtained in consideration for the loans which generally include the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights. Additional information concerning the Company’s securitization activities is included in Notes 1, 7, 8, and 10 of Notes to Consolidated Financial Statements.
Contractual Obligations
The Company has contractual obligations and commitments related to its debt and operating leases for premises and equipment. The contractual obligations at December 31, 2005 are summarized by contractual maturity in the following table:

	Payments Due by Period

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

	(Thousands of dollars)
FHLB advances	$949,000	$949,000	$–	$–	$–
Senior Notes due 2009	176,280	–	–	176,280	–
Junior Subordinated Debentures	103,093	–	–	–	103,093

Total debt	1,228,373	949,000	–	176,280	103,093
Operating lease obligations	91,731	17,182	32,478	21,449	20,622

Total	$1,320,104	$966,182	$32,478	$197,729	$123,715

50  Fremont General Corporation 2005 Financial Statements

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
Gain on Whole Loan Sales and Securitizations
The Company recognizes net gains or losses on whole loan sales and securitizations of its residential real estate loans at the date of settlement and when the Company has transferred control over the loans to either a third party purchaser or to a securitization transaction. The amount of gain or loss for whole loan sales is based upon the difference between the net cash received for the loans and the allocated carrying value of the loans. The Company primarily sells its whole loans on a servicing released basis and the net cash received includes a premium for the mortgage servicing rights. In a securitization transaction, the Company typically retains the mortgage servicing rights and a gain is recognized to the extent that the net selling price (based upon the allocated fair values of the assets obtained at the date of transfer) exceeds the carrying value of the loans sold. The Company structures each securitization transaction to meet the sale requirements of SFAS No. 140 and, as a result, at the closing of each securitization, the Company removes from its balance sheet the carrying value of the loans held for sale and adds to its balance sheet the estimated fair value of the assets obtained from the sale of loans through the securitization transaction which generally include the cash received (net of transaction expenses), retained junior class interests (residual interests in securitized loans), and mortgage servicing rights. The carrying value of the loans sold generally is loan principal balance plus the direct costs of origination, less the net amount of fees received from the borrower.
Concurrent with a securitization transaction, the Company monetizes its retained residual interests through the issuance of net interest margin securities (or “NIMs”). The retained residual interests represent certain excess cash flows and prepayment fees from the securitization transaction; these cash flows serve as the collateralization for issuing the NIMs. The retained residual interests are sold to a QSPE (a NIM trust or LLC) from which interest-bearing notes are issued. The cash flow from the retained residual interests pays down the NIM notes until they are paid in full; the Company retains an interest which entitles it to receive the cash flow coming to the NIM trust or LLC after the NIM notes have been extinguished. The combination of the securitization transaction and the NIM transaction enabled the Company to generate upfront cash flow in excess of its carrying value of the loans sold. The Company values the retained interest in a NIM transaction at fair value utilizing various assumptions that are inherently subject to volatility, such as anticipated prepayments of the loans, estimated credit losses and interest rate projections, and thus the value of the retained interest may exhibit variation as economic conditions fluctuate.
Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and probable losses and inherent risks in the loan portfolio. The allowance for loan losses is
Fremont General Corporation 2005 Financial Statements  51

established through a provision for loan losses in the consolidated statements of income and reduced by charge-offs of loan balances related to specific loans. The Company utilizes a systematic methodology for determining an appropriate allowance for loan losses. Management’s methodology for evaluating the adequacy of the allowance encompasses a variety of risk assumptions, both quantitative and qualitative, and the process includes a periodic loan by loan review of loans that are individually evaluated for impairment as well as detailed reviews of other loans, either individually or in pools. Quantitative factors include historical loss experience (by property type and geographic market), delinquency trends, collateral values, specific problem loans, trends in problem and potential problem loans, and other relevant factors. Qualitative factors include prevailing and anticipated economic trends (regionally, nationally and by industry), trends in volume, size and terms of loans, changes in risk selection and underwriting standards, loan concentrations (geographic, property type and industry), and other relevant factors. While this methodology utilizes historical and other objective information deemed to warrant recognition in evaluating the adequacy of the allowance, the adequacy of the allowance is subject to variation as conditions change.
Derivatives
The Company utilizes various derivative financial instruments in connection with its interest rate risk management activities and, as of December 31, 2005, utilized a combination of forward sales commitments and Eurodollar futures contracts to hedge its residential loans held for sale and a certain portion of its unfunded pipeline. The Company’s forward sales commitments represent obligations to sell loans at a specific price and date in the future. The value of these commitments increases as interest rates increase. Short Eurodollar futures contracts are standardized exchange-traded contracts, the values of which are tied to spot Eurodollar rates at specified future dates. The values of these futures contracts increase when interest rates increase. These derivatives are intended to reduce the risk of adverse fair value changes in certain interest rate environments. As established by SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (“SFAS No. 133”), derivative financial instruments are reported at their fair value. The Company distinguishes commitments to sell forward loans in two categories, allocated and unallocated. Allocated forward sales commitments are contractual sales agreements whereby a specific pool of loans is agreed upon to be sold to specific buyers at a contractually agreed upon date and price. Both the allocated and unallocated sales commitments are currently treated as economic hedges not designated as accounting hedges and are classified as free-standing derivatives. The Company’s Eurodollar futures contracts are currently treated as economic hedges not designated as accounting hedges and are classified as free-standing derivatives. In addition, the Company conditionally quotes interest rates to potential borrowers, which are then subject to adjustment by the Company if any such conditions are not satisfied. Since the Company generally funds the loans at the rate lock commitments, which generally are for 30 days, they are treated as free-standing derivatives and are carried at their estimated fair value. Interest rate lock commitments are valued at zero at inception.
Income Taxes
The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessments. Realization of the deferred tax assets is dependent upon the ability to recover previously paid taxes through loss carrybacks and the generation of future taxable income during the periods in which temporary differences become deductible. The gain inherent in the Company’s loans held for sale has been recognized into taxable income in periods prior to being recognized into GAAP income. Therefore, when the loans held for sale are ultimately sold, there will be no tax paid on the gain per GAAP since the taxable gain was recognized in a previous period. Deferred tax assets relating to the allowance for loan losses are dependent on future taxable income to offset the deductions which are expected to arise when the loans relating to the allowance are ultimately charged off. Management’s judgments regarding future profitability may change due to future market
52  Fremont General Corporation 2005 Financial Statements

conditions, loan loss experience, and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances.
Recent Accounting Standards
In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The Company adopted the provisions of SOP 03-3 effective January 1, 2005 without any significant impact on the Company’s financial position or results of operations.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). This amended standard requires all entities to recognize compensation expense over the related vesting period in an amount equal to the fair value of share-based payments granted to employees. In March 2005, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide public companies additional guidance in applying the provisions of SFAS No. 123(R). SAB 107 expresses the SEC staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides further information regarding the valuation of share-based payment arrangements for public companies. Subsequent to issuing SAB 107, in April 2005, the SEC adopted a new rule that allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year. The Company will adopt SFAS 123(R) effective January 1, 2006 on the modified prospective basis and does not believe its adoption or application of the guidance in SAB 107 will have a significant impact on the Company’s financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 requires a change in accounting principle to be retrospectively applied as of the beginning of the first period presented in the financial statements as if that principle had always been used, unless it is impracticable to do so. SFAS No. 154 applies to all voluntary changes in accounting principles as well as to changes required by accounting pronouncements that do not include specific transaction provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made after December 31, 2005. The Company does not believe the adoption of SFAS No. 154 will have a significant impact on the Company’s financial position or results of operations.
In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP FAS 123(R)-2”). FSP FAS 123(R)-2 clarifies that under SFAS No. 123(R), a mutual understanding of the key terms and conditions of any share-based payment awards is presumed to exist between the Company and its employees at the date the award is approved by the Company’s Board of Directors assuming certain conditions are met. The Company will apply the provisions of this FSP upon its initial adoption of SFAS No. 123(R) and does not believe it will have a significant impact on the Company’s financial position or results of operations.
In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP provides a three step model that should be applied each reporting period to identify investment impairments. In evaluating whether an impairment is other than temporary, this FSP indicates that companies must look to existing applicable guidance, including Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). This FSP also carries forward the
Fremont General Corporation 2005 Financial Statements  53

disclosure requirements of EITF Issue No. 03-1 and clarifies that investments in an unrealized loss position that fall within the scope of EITF 99-20 must be included in the required tabular disclosures. The Company evaluates any impairment of its residual interests in securitizations in accordance with EITF 99-20 and has included all relevant material disclosures in these consolidated financial statements or the notes thereto.
In November 2005, the FASB also issued FSP FAS 140-2, “Clarification of the Application of Paragraphs 40(b) and 40(c) of FASB Statement No. 140” (“FSP FAS 140-2”). FSP FAS 140-2 clarifies that the requirements of Paragraph 40(b) and 40(c) in SFAS No. 140 must be met only at the date a QSPE issues beneficial interests or when a passive derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. The Company adopted FSP FAS 140-2 as of November 9, 2005 without any significant impact on the Company’s financial position or results of operations.
In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” (“FSP SOP 94-6-1”). This FSP addresses (1) the circumstances under which the terms of loan products may result in a concentration of credit risk and (2) the disclosures or other accounting considerations applicable to companies that originate, hold, guarantee, service or invest in loan products with terms that may give rise to a concentration of credit risk. FSP SOP 94-6-1 was issued to emphasize the requirement for companies to assess the adequacy of their disclosure for all loan products and the effect of changes in market or economic conditions on the adequacy of those disclosures. The Company has applied the provisions of this FSP as part of identifying its concentrations of credit risk and has provided all material disclosures required by FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments” and other relevant guidance.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 requires companies to evaluate their interests in securitized financial assets and determine whether the interests are freestanding derivatives or hybrid financial instruments that may be subject to bifurcation. SFAS No. 155 provides companies with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments required or issued after January 1, 2007. The Company does not believe the adoption of SFAS No. 155 will have a significant impact on the Company’s financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information set forth under the sub-headings “Market and Interest Rate Risk,” and “Overview” in the Company’s Management’s Discussion and Analysis is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
The Company’s Consolidated Financial Statements are set forth in the “Index” on page F-1 hereof.
54  Fremont General Corporation 2005 Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2005, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective as of December 31, 2005.
Management’s Report on Internal Control over Financial Reporting
The management of Fremont General is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2005.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been attested to by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included elsewhere herein.
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
Auditor’s Attestation Report
The Report of Independent Registered Public Accounting Firm on page F-3 of this Annual Report on Form 10-K is incorporated herein by reference.
Item 9B. Other Information
The Company’s Chief Executive Officer has certified to the New York Stock Exchange (“NYSE”) that he is not aware of any violation by the Company of NYSE corporate governance listing standards as of the date of the certification that was filed with the Company’s NYSE 303A Annual Affirmation on June 8, 2005.
The Company is filing with the Securities and Exchange Commission, as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K, the Sarbanes-Oxley Act Section 302 certification regarding the quality of the Company’s public disclosure.
Fremont General Corporation 2005 Financial Statements  55

PART III
Item 10. Directors and Executive Officers of the Registrant
The information set forth under the sub-headings “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Fremont General’s Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.
Fremont General’s Code of Ethics for Senior Financial Officers applies to its principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, and satisfies the SEC’s requirement for a “code of ethics” applying to such officers (“Key Officers”). The Code of Ethics for Senior Financial Officers is posted on the website at www.fremontgeneral.com. Fremont General will satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code of Ethics for Senior Financial Officers with respect to its Key Personnel or directors by disclosing the nature of that amendment or waiver on its website. A free copy of these documents may be obtained by calling the investor relations request line at 310/264-7442, by email at invrel@fmt.com or by fax at 310/315-5593.
Item 11. Executive Compensation
The information set forth under the sub-headings “Election of Directors,” “Committees of the Board of Directors,” “Compensation of Directors,” “Executive Officers,” “Summary Compensation Table,” “Summary Compensation Table — Explanations,” “Option/ SAR Grants In Last Fiscal Year,” “Option Exercises and Year-End Option Values,” “Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table,” “Long-Term Incentive Plans — Awards in Last Fiscal Year”, “Employment Agreements,” “Retirement and Other Benefit Plans,” “Amended 1989 Non-Qualified Stock Option Plan,” “1997 Stock Plan,” “Supplemental Executive Retirement Plan,” and “Excess Benefit Plan” in Fremont General’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the sub-headings “Principal Security Ownership of Certain Beneficial Owners and Management” in Fremont General’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
The information set forth under the sub-headings “Election of Directors,” “Employment Agreements,” and “Certain Relationships and Related Transactions” in Fremont General’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information set forth under the sub-heading “Principal Accounting Firm Fees” in Fremont General’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.
56  Fremont General Corporation 2005 Financial Statements

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) and (a)(2) and (c) Financial Statements and Schedules. Reference is made to the “Index to Consolidated Financial Statements” filed as part of this Annual Report.
(a)(3) and (b) Exhibits.

Exhibit
No.		Description

3.1		Restated Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 1998, Commission File Number 1-8007.)

3.2		Certificate of Amendment of Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)

3	.3(a)	Amended and Restated By-Laws of Fremont General Corporation. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

3	.3(b)	Fremont General Corporation Bylaw Amendment Adopted by the Board of Directors on November 20, 2003. (Incorporated by reference to Exhibit 3.3(b) to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2003, Commission File Number 1-8007.)

3	.3(c)	Fremont General Corporation Bylaw Amendment Adopted by the Board of Directors on March 16, 2004. (Incorporated by reference to Exhibit 3.3(c) to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2004, Commission File Number 1-8007.)

4.1		Form of Stock Certificate for Common Stock of the Registrant. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)

4.2		Indenture with respect to the 9% Junior Subordinated Debentures among the Registrant, the Trust and Bank of New York (originated with First Interstate Bank of California), a New York Banking Corporation, as trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

4.3		Amended and Restated Declaration of Trust with respect to the 9% Trust Originated Preferred Securities among the Registrant, the Regular Trustees, JP Morgan Chase Bank (USA), a Delaware banking corporation, as Delaware trustee, and JP Morgan Chase Bank, N.A., a national banking association, as Institutional Trustee. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

4.4		Preferred Securities Guarantee Agreement between the Registrant and JP Morgan Chase Bank, N.A., a national banking association, as Preferred Guarantee Trustee. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

4.5		Common Securities Guarantee Agreement by the Registrant. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

4.6		Form of Preferred Securities. (Included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
Fremont General Corporation 2005 Financial Statements  57

Exhibit
No.		Description

10	.1*	Fremont General Corporation and Affiliated Companies Investment Incentive Plan and Amendments Number One, Two, Three and Four. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002, Commission File Number 1-8007.)

10	.2(a)*	Fremont General Corporation Investment Incentive Program Trust. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1993, Commission File Number 1-8007.)

10	.2(b)*	Amendment to the Fremont General Corporation Investment Incentive Program Trust. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

10	.3*	Fremont General Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit C to the Registrant’s 2004 Definitive Proxy Statement on Form DEF14A filed on April 14, 2004.)

10	.4(a)*	Fremont General Corporation Supplemental Retirement Plan II. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 filed on November 23, 2004, Registration Number 333-120721.)

10	.4(b)*	Fremont General Corporation Supplemental Executive Retirement Plan II Trust. (Incorporated by reference to Exhibit 10.4(b) to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2004, Commission File Number 1-8007.)

10	.5*	Fremont General Corporation 2003 Excess Benefit Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002, Commission File Number 1-8007.)

10	.6*	Fremont General Corporation 2003 Excess Benefit Plan Trust Agreement. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002, Commission File Number 1-8007.)

10	.7*	Fremont General Corporation Deferred Compensation Trust. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on April 9, 2001, Registration Number 333-58560.)

10	.8(a)*	Fremont General Corporation 1997 Stock Plan and related agreements. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007.)

10	.8(b)*	Amendment to the Fremont General Corporation 1997 Stock Plan. (Incorporated by reference to Exhibit 10.8(b) to the Registrant’s Annual Report on Form 10-K, for the period ended December 31, 2004, Commission File Number 1-8007.)

10	.9*	Fremont General Corporation Executive Officer Annual Bonus Plan. (Incorporated by reference to Exhibit A to the Registrant’s 2004 Definitive Proxy Statement on Form DEF14A filed on April 14, 2004.)

10	.10*	Fremont General Corporation Executive Officer Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit B to the Registrant’s 2004 Definitive Proxy Statement on Form DEF14A filed on April 14, 2004.)

10	.11*	Management Incentive Compensation Plan of Fremont General Corporation and Affiliated Companies. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001, Commission File Number 1-8007.)

10	.12*	2005 Long Term Incentive Compensation Plan of the Registrant. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 30, 2005, Commission File Number 1-8007.)

10	.13*	1995 Restricted Stock Award Plan As Amended and forms of agreement thereunder. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8/S-3 filed on December 9, 1997, Registration Number 333-17525.)
58  Fremont General Corporation 2005 Financial Statements

Exhibit
No.		Description

10	.14(a)*	Fremont General Corporation Employee Benefits Trust Agreement (“Grantor Trust”) dated September 7, 1995 between the Registrant and Merrill Lynch Trust Company of California. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

10	.14(b)*	November 11, 1999 Amendment to Exhibit A to the Fremont General Corporation Employee Benefits Trust (“Grantor Trust”) dated September 7, 1995 between the Registrant and Merrill Lynch Trust Company of California. (Incorporated by reference to Exhibit 10.13(a) to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999, Commission File Number 1-8007.)

10	.15(a)*	Employment Agreement between the Registrant and James A. McIntyre dated January 1, 1994. (Incorporated by reference to Exhibit (10)(i) to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1994, Commission File Number 1-8007.)

10	.15(b)*	First Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 1996. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 1-8007.)

10	.15(c)*	Second Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 8, 1997. (Incorporated by reference to Exhibit 10.14(c) to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 1997, Commission File Number 1-8007.)

10	.15(d)*	Third Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 2000. (Incorporated by reference to Exhibit 10.9(d) to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)

10	.15(e)*	Fourth Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 2003. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2003, Commission File Number 1-8007.)

10	.16*	Employment Agreement between the Registrant and Wayne R. Bailey dated February 25, 2000. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)

10	.17*	Employment Agreement between the Registrant and Raymond G. Meyers dated February 25, 2000. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 1-8007.)

10	.18*	Employment Agreement between the Registrant and Louis J. Rampino dated February 25, 2000. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)

10	.19*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Gwyneth E. Colburn dated August 7, 2003. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission File Number 1-8007.)

10	.20*	Management Continuity Agreement between the Registrant and Alan W. Faigin dated August 7, 2003. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2003, Commission File Number 1-8007.)

10	.21*	Management Continuity Agreement between the Registrant and Marilyn I. Hauge dated August 7, 2003. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2003. Commission File Number 1-8007.)

10	.22*	Management Continuity Agreement between the Registrant and Patrick E. Lamb dated August 7, 2003. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2003, Commission File Number 1-8007.)
Fremont General Corporation 2005 Financial Statements  59

Exhibit
No.		Description

10	.23*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Kyle R. Walker dated August 7, 2003. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission File Number 1-8007.)

10	.24*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Murray L. Zoota dated August 7, 2003. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission File Number 1-8007.)

10.25		Continuing Compensation Plan for Retired Directors. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

21		Subsidiaries of the Registrant.

23		Consent of Ernst & Young LLP, Independent Auditors.

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management or compensatory plans or arrangements. With respect to long-term debt instruments, the Registrant undertakes to provide copies of such agreements upon request by the Commission.
60  Fremont General Corporation 2005 Financial Statements

FREMONT GENERAL CORPORATION
Fremont General Corporation 2005 Financial Statements     F-1

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Fremont General Corporation
We have audited the accompanying consolidated balance sheets of Fremont General Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fremont General Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fremont General Corporation and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
March 14, 2006
F-2    Fremont General Corporation 2005 Financial Statements

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Fremont General Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Fremont General Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fremont General Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Fremont General Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Fremont General Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fremont General Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2005 of Fremont General Corporation and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
March 14, 2006
Fremont General Corporation 2005 Financial Statements     F-3

Fremont General Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,

	2005	2004

	(Thousands of dollars)
Assets
Cash and cash equivalents	$768,643	$904,975
Investment securities classified as available-for-sale at fair value	17,527	1,236
Federal Home Loan Bank (“FHLB”) stock at cost	136,018	77,127
Loans held for sale — net	5,423,109	5,454,692
Loans held for investment — net	4,603,063	3,313,089
Mortgage servicing rights — net	46,022	18,002
Residual interests in securitized loans at fair value	170,723	15,774
Accrued interest receivable	42,123	34,121
Real estate owned	33,872	23,922
Premises and equipment — net	65,203	54,347
Deferred income taxes	83,235	155,529
Other assets	94,575	53,182

Total Assets	$11,484,113	$10,105,996

Liabilities
Deposits:
Savings accounts	$1,103,993	$1,283,223
Money market deposit accounts	446,274	508,227
Certificates of deposit	7,051,726	5,755,530

	8,601,993	7,546,980
Warehouse lines of credit	–	–
Federal Home Loan Bank advances	949,000	900,000
Senior Notes due 2009	175,305	180,133
Liquid Yield Option Notes due 2013 (“LYONs”)	–	611
Junior Subordinated Debentures	103,093	103,093
Other liabilities	297,916	361,531

Total Liabilities	10,127,307	9,092,348
Commitments and contingencies	–	–
Stockholders’ Equity
Preferred stock, par value $.01 per share — Authorized: 2,000,000 shares; none issued	–	–
Common stock, par value $1 per share — Authorized: 150,000,000 shares; issued and outstanding: (2005 — 77,497,000 and 2004 — 77,241,000)	77,497	77,241
Additional paid-in capital	341,800	330,328
Retained earnings	966,112	663,580
Deferred compensation	(43,357)	(58,916)
Accumulated other comprehensive income	14,754	1,415

Total Stockholders’ Equity	1,356,806	1,013,648

Total Liabilities and Stockholders’ Equity	$11,484,113	$10,105,996

The accompanying notes are an integral part of these statements.
F-4    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,

	2005	2004	2003

	(Thousands of dollars, except per share data)
Interest income:
Interest and fee income on loans:
Residential	$485,022	$366,195	$235,313
Commercial	318,507	290,973	303,760
Other	(249)	496	515

	803,280	657,664	539,588
Interest income — other	37,878	13,660	6,285

	841,158	671,324	545,873
Interest expense:
Deposits	262,611	151,485	127,791
FHLB advances	47,795	25,092	25,167
Warehouse lines of credit	5,979	950	1,173
Senior Notes	14,582	15,347	18,377
Junior Subordinated Debentures/ Preferred Securities	9,278	9,278	9,000
Other	458	413	655

	340,703	202,565	182,163
Net interest income	500,455	468,759	363,710
Provision for loan losses	(3,974)	(6,842)	98,262

Net interest income after provision for loan losses	504,429	475,601	265,448
Non-interest income:
Net gain on:
Whole loan sales and securitizations of residential real estate loans	345,530	437,351	307,644
Sale of residual interests in securitized loans	–	–	17,503
Loan servicing income	69,680	36,467	10,734
Mortgage servicing rights amortization and impairment provision	(19,299)	(12,244)	(1,050)
Impairment on residual assets	(2,299)	(985)	–
Other	18,475	22,641	17,433

	412,087	483,230	352,264
Non-interest expense:
Compensation and related	234,961	244,621	172,324
Occupancy	28,797	17,287	11,678
Other	103,815	95,253	69,589

	367,573	357,161	253,591
Income before income taxes	548,943	601,670	364,121
Income tax expense	220,995	247,914	152,168

Net income from continuing operations	327,948	353,756	211,953
Discontinued insurance operations in regulatory liquidation, net of tax	–	–	44,308

Net income	$327,948	$353,756	$256,261

Per Share Data:
Basic:
Net income from continuing operations	$4.51	$4.98	$3.03
Discontinued insurance operations in regulatory liquidation, net of tax	–	–	0.63

Net income	$4.51	$4.98	$3.66

Diluted:
Net income from continuing operations	$4.37	$4.80	$2.98
Discontinued insurance operations in regulatory liquidation, net of tax	–	–	0.62

Net income	$4.37	$4.80	$3.60

The accompanying notes are an integral part of these statements.
Fremont General Corporation 2005 Financial Statements     F-5

Fremont General Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Deferred	Comprehensive
	Stock	Capital	Earnings	Compensation	Income	Total

	(Thousands of dollars)
Balance at January 1, 2003	$75,397	$288,508	$84,591	$(49,542)	$63	$399,017
Net income	–	–	256,261	–	–	256,261
Cash dividends declared — $0.17 per share	–	–	(12,808)	–	–	(12,808)
Conversion of LYONs	4	62	–	–	–	66
Stock options exercised	269	2,487	–	–	–	2,756
Retirement of common stock	(37)	(153)	–	190	–	–
Shares issued, acquired or allocated for employee benefit plans	357	3,644	–	(7,980)	–	(3,979)
Amortization of restricted stock	–	–	–	15,045	–	15,045
Shares allocated to ESOP	–	1,727	–	8,262	–	9,989
Other adjustments	–	(275)	–	(1,864)	–	(2,139)
Net change in unrealized gain on investments and residual interests, net of deferred taxes	–	–	–	–	524	524

Balance at December 31, 2003	75,990	296,000	328,044	(35,889)	587	664,732
Net income	–	–	353,756	–	–	353,756
Cash dividends declared — $0.24 per share	–	–	(18,220)	–	–	(18,220)
Conversion of LYON’s	5	71	–	–	–	76
Stock options exercised	947	17,212	–	–	–	18,159
Retirement of common stock	(139)	(698)	–	837	–	–
Shares issued, acquired or allocated for employee benefit plans	438	9,332	–	(38,635)	–	(28,865)
Amortization of restricted stock	–	–	–	13,962	–	13,962
Shares allocated to ESOP	–	4,829	–	15,214	–	20,043
Change in cost of common stock held in trust	–	–	–	(11,865)	–	(11,865)
Other adjustments	–	3,582	–	(2,540)	–	1,042
Net change in unrealized gain on investments and residual interests, net of deferred taxes	–	–	–	–	828	828

Balance at December 31, 2004	77,241	330,328	663,580	(58,916)	1,415	1,013,648
Net income	–	–	327,948	–	–	327,948
Cash dividends declared — $0.33 per share	–	–	(25,416)	–	–	(25,416)
Conversion of LYONs	35	559	–	–	–	594
Retirement of common stock	(473)	(1,882)	–	2,898	–	543
Shares issued, acquired or allocated for employee benefit plans	694	14,895	–	(29,709)	–	(14,120)
Amortization of restricted stock	–	–	–	18,333	–	18,333
Shares allocated to ESOP	–	(1,368)	–	25,832	–	24,464
Change in cost of common stock held in trust	–	–	–	(4,967)	–	(4,967)
Other adjustments	–	(732)	–	3,172	–	2,440
Net change in unrealized gain on investments and residual interests, net of deferred taxes	–	–	–	–	13,339	13,339

Balance at December 31, 2005	$77,497	$341,800	$966,112	$(43,357)	$14,754	$1,356,806

The accompanying notes are an integral part of these statements.
F-6    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2005	2004	2003

	(Thousands of dollars)
Operating Activities
Net income from continuing operations	$327,948	$353,756	$211,953
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Provision for loan losses	(3,974)	(6,842)	98,262
Provision for premium recapture, repurchase and valuation reserves of residential real estate loans held for sale	34,624	35,231	10,259
Premium refunds	(24,351)	(12,725)	(5,117)
Increase in mortgage servicing rights	(47,319)	(23,348)	(7,948)
Increase in residual interests in securitized loans	(137,553)	(4,910)	(5,346)
Cash from residual interests in securitized loans	16,202	–	22,749
Deferred income tax expense	62,905	36,935	83,409
Depreciation, amortization and impairment of retained interests	41,603	32,186	19,969
Compensation expense related to deferred compensation plans	15,307	27,185	13,126
Change in accrued interest	(8,002)	4,542	(10,134)
Change in other assets	(24,580)	(9,045)	(5,533)
Change in accounts payable and other liabilities	(63,832)	99,329	139,905

Net cash provided by operating activities before loans held for sale activity	188,978	532,294	565,554
Originations of loans held for sale	(36,241,712)	(23,911,371)	(13,739,740)
Sale of and payments received from loans held for sale	35,976,873	22,507,477	11,088,317
Loan payments received for residential real estate loans held for sale	289,108	160,839	49,108

Net cash provided by (used in) operating activities	213,247	(710,761)	(2,036,761)
Investing Activities
Originations and advances funded for loans held for investment	(4,158,936)	(2,318,576)	(2,938,327)
Payments received from and sales of loans held for investment	2,869,107	3,018,745	2,843,330
Investment securities available for sale:
Purchases	(16,661)	(16)	(349,983)
Maturities or repayments	351	710	651,701
Net (purchases) sales of FHLB stock	(58,891)	35,460	(33,086)
Cash contributions to discontinued insurance operations	–	–	(8,625)
Purchases of premises and equipment	(28,419)	(41,760)	(19,162)

Net cash provided by (used in) investing activities	(1,393,449)	694,563	145,848
Financing Activities
Deposits accepted, net of repayments	1,055,013	913,814	2,087,443
FHLB repayments, net of advances	49,000	(750,000)	475,000
Extinguishment of LYONs and Senior Notes	(5,171)	(31,559)	(51,749)
Dividends paid	(23,073)	(16,613)	(10,516)
Stock options exercised	–	13,509	2,120
Purchase of company common stock for deferred compensation plans	(31,899)	(43,629)	(12,110)

Net cash provided by financing activities	1,043,870	85,522	2,490,188
Increase (decrease) in cash and cash equivalents	(136,332)	69,324	599,275
Cash and cash equivalents at beginning of year	904,975	835,651	236,376

Cash and cash equivalents at end of year	$768,643	$904,975	$835,651

The accompanying notes are an integral part of these statements.
Fremont General Corporation 2005 Financial Statements     F-7

Fremont General Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,

	2005	2004	2003

	(Thousands of dollars)
Net income	$327,948	$353,756	$256,261
Other comprehensive income (loss):
Net change in unrealized gains (losses) during the period:
Residual interests in securitized loans	22,747	1,409	923
Investment securities	(19)	(28)	(55)

	22,728	1,381	868
Less income tax expense	9,389	553	344

Other comprehensive net income	13,339	828	524

Total comprehensive net income	$341,287	$354,584	$256,785

The accompanying notes are an integral part of these statements.
F-8    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 — Nature of Operations and Significant Accounting Policies
Fremont General Corporation (“Fremont General” or when combined with its subsidiaries “the Company”) is a financial services holding company. Fremont General’s financial services operations are consolidated within Fremont General Credit Corporation (“FGCC”), which is engaged in commercial and residential (consumer) real estate lending nationwide through its California-chartered industrial bank subsidiary, Fremont Investment & Loan (“FIL”). FIL’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum legal limits.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The significant accounting policies that materially affect financial reporting are summarized below.
Consolidation: With the exception of the discontinued insurance operations (see Note 22), the consolidated financial statements include the accounts and operations of Fremont General and its subsidiaries including those variable interest entities where the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated.
The qualifying special-purpose entities the Company utilizes in its residential real estate loan securitizations (as defined in Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) are excluded from the consolidated financial statements.
Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Cash and Cash Equivalents: All highly liquid investment instruments with an original maturity of no more than three months are classified as cash equivalents.
Investment Securities: Investment securities classified as available-for-sale are carried at their estimated fair value. Unrealized gains and losses on these investments are included in accumulated other comprehensive income and reported as a separate component of stockholders’ equity, net of taxes. Unrealized losses that are other-than-temporary are recognized in earnings. Realized investment gains and losses are included in other non-interest income based on specific identification of the investment sold.
Loans Held for Investment: Loans are reported at the principal amount outstanding, net of deferred fees and costs, loan participations to other financial institutions or investors, and the allowance for loan losses. Interest is accrued daily as earned, except where reasonable doubt exists as to collectibility, in which case accrual of interest is discontinued and the loan is placed on nonaccrual status. Loan origination fees, net of direct incremental loan origination costs, are deferred and amortized to interest income over the contractual life of the loan using the interest method. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $138.2 million and $131.6 million as of December 31, 2005 and 2004, respectively.
Fremont General Corporation 2005 Financial Statements     F-9

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
The allowance for loan losses is increased by provisions charged against operations and reduced by loan amounts charged off by management. The allowance is maintained at a level considered adequate to provide for probable and inherent losses on loans based on management’s evaluation of the loan portfolio. While management uses all available information to estimate the level of the allowance for loan losses, future additions or reductions may be necessary based on changes in the amounts and timing of future cash flows expected due to changes in collateral values supporting loans, general economic conditions and the financial condition of individual borrowers.
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
Loans Held for Sale: Loans held for sale are comprised of residential real estate loans and are carried at the lower of aggregate cost or estimated fair value. Estimated fair values are based upon current secondary market prices for loans with similar coupons, maturities and credit quality. Currently all residential real estate loans originated are held for sale; however, at some point in the future, the Company may begin to again retain some portion of its residential loan production as held for investment.
Interest is accrued daily as earned, except where reasonable doubt exists as to collectibility or principal and interest is in default 90 days or more, in which case accrual of interest is discontinued and the loan is placed on non-accrual status. When a loan is placed on non-accrual status, any previously uncollected interest is reversed as a reduction of interest income and accrued interest receivable. Subsequent collections of interest on non-accrual loans are applied as interest income. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current. Fair values are estimated based upon available information from recent sales of similar pools of loans to investors. Aggregate cost includes the unpaid loan principal balance and direct costs of origination, less the net amount of fees received from the borrower as adjusted for the effects of qualified hedge accounting adjustments, if any. The Company maintains a valuation reserve that is based upon management’s evaluation of the probable valuation-related deficiencies inherent within the loans held for sale. The reserve level is determined based upon actual ultimate discounts experienced in recent production stratifications and the criteria of the various loan distribution channels. The reserve is increased through periodic provisions that are recorded in current operations as a reduction of the gain on sale and securitization of residential real estate loans. Interest earned on loans held for sale is recorded as interest income until the date of sale.
Real Estate Owned: Real estate owned (“REO”) is comprised of real estate acquired in satisfaction of loans. Properties acquired through or in lieu of foreclosure on loans secured by real estate are reported in the financial statements at the lower of cost or estimated realizable value (net of estimated costs to sell). Estimated realizable
F-10    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
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
Gain on Whole Loan Sales and Securitizations: The Company recognizes net gains or losses on whole loan sales and securitizations of its residential real estate loans at the date of settlement and when the Company has transferred control over the loans to either a securitization transaction or to a third party purchaser. The amount of gain or loss for whole loan sales is based upon the difference between the net cash received for the loans and the allocated carrying value of the loans. The Company primarily sells its loans on a servicing released basis and the net cash received includes a premium for the mortgage servicing rights. In a securitization transaction, the Company retains the mortgage servicing rights and a gain is recognized to the extent that the net selling price (based upon the allocated fair values of the assets obtained at the date of transfer) exceeds the carrying value of the loans sold. The Company structures each securitization transaction to meet the sale requirements of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) and, as a result, at the closing of each securitization, the Company removes from its balance sheet the carrying value of the loans held for sale and adds to its balance sheet the estimated fair value of the assets obtained from the sale of loans through the securitization transaction which generally include the cash received (net of transaction expenses), retained junior class interests (residual interests in securitized loans), and mortgage servicing rights. While the Company does not retain credit risk on the residential real estate loans it securitizes, it does have a potential liability under standard industry representations and warranties it makes to purchasers and insurers of the loans.
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
The amount of estimated future cash flows are determined using the excess of the weighted-average coupon on the loans sold into the securitization trust over the sum of the anticipated coupon on the senior certificates, applicable servicing fees, expected losses on the loans sold over their lives, and estimated other expenses and
Fremont General Corporation 2005 Financial Statements     F-11

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
revenues associated with the securitization. The significant assumptions used by the Company to estimate the residual cash flows are anticipated prepayments of the loans, estimated credit losses and delinquencies, and future interest rate projections. These assumptions are inherently subject to volatility and uncertainty, and as a result, the estimated fair value of the residual interests will potentially fluctuate from period to period and such fluctuations could be significant. The Company evaluates its residual interests for impairment on a quarterly basis, taking into consideration trends in actual cash flows, industry and economic developments, and other relevant factors. Impairment that is considered other-than-temporary is recorded as a reduction of other non-interest income in the consolidated statements of income.
Mortgage Servicing Rights and Loan Servicing Income: The Company records an asset for mortgage servicing rights where appropriate as a result of its residential real estate loan securitizations and certain whole loan sale transactions for which servicing is retained. The mortgage servicing rights asset arises from contractual agreements that specify the servicing duties to be performed by the Company for which the Company receives a servicing fee.
The mortgage servicing rights asset is initially recorded by allocating the previous carrying amount of the loans sold or securitized between the securities or loans sold or securitized and the resulting retained interests (including mortgage servicing rights assets) based on their relative fair values at the date of securitization or portfolio sale. The mortgage servicing rights asset is amortized over the period of, and in proportion to, the estimated net servicing income.
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
The Company also performs interim servicing for other investors that have purchased the Company’s residential real estate loans (until the loans are transferred to another servicer). The fees for servicing these loans on an interim basis are recorded as loan servicing fee income when received.
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
At inception, the Company designates every derivative instrument as either a hedge of the fair value of a recognized asset (“fair value” hedge) or a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset attributable to the hedged risk are recorded in current period earnings. The effect of this accounting is to reflect in earnings the
F-12    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
extent to which the hedge is not effective (“hedge ineffectiveness”) in achieving offsetting changes in fair value. For free-standing derivative instruments, changes in the fair value of the derivative instruments are reported in current period earnings.
During 2004, the Company began using fair value hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge mortgage loans held for sale. In the case of fair value hedges, the Company formally documented the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process included linking all derivative instruments that were designated as fair value hedges to specific assets on the balance sheet. The Company also formally assessed, both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used were highly effective in offsetting changes in the fair values of hedged items.
During the third quarter of 2005, the Company ceased to designate any derivative instruments as hedging instruments; treating all of them as free-standing derivative instruments. When the Company stopped designating its derivative instruments as fair value hedges, the derivative instruments continued to be carried on the balance sheet at their fair value with changes in fair value recognized in current period earnings; however, the carrying value of the previously hedged assets were no longer adjusted for changes in fair value.
Premises and Equipment: Furniture and equipment are stated at cost, less accumulated depreciation. Generally depreciation is computed using the straight-line method over periods ranging from two to twelve years. Included in premises and equipment is approximately $12 million of costs related to a new loan origination system that is not being depreciated in the financial statements prior to implementation. Leasehold improvements are amortized over the terms of the lease.
Deposits: Deposits consist of certificates of deposit, savings accounts and money market deposit accounts at FIL. Such balances are credited with interest at rates ranging from 1.59% to 6.06% at December 31, 2005. The estimated fair value of the deposits was $8.60 billion at December 31, 2005. (See Note 15.)
Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of the following:

•	Cash and temporary cash investments — the Company places its temporary cash investments with high credit quality financial or governmental institutions.

•	Investment securities — the Company’s investment securities are primarily comprised of subordinated mortgage-backed securities retained from one of the Company’s 2005 residential real estate loan securitization transactions. The securities have both investment grade and non-investment grade ratings. In general, such subordinated securities bear a higher level of risk with respect to the underlying loan collateral.

•	Loans held for sale — the Company has a concentration of credit risk with respect to its residential real estate loans held for sale. Substantially all of these loans are “sub-prime” and generally have higher delinquency and default rates than “prime” loans. The Company attempts to minimize this risk through what it believes are appropriate underwriting standards and in the sale of these loans to other financial institutions. The exposure to any one loan is limited due to the large number of borrowers; however,
Fremont General Corporation 2005 Financial Statements     F-13

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements

approximately 25% of the loans held for sale at December 31, 2005 are from borrowers within the state of California.

•	Loans held for investment — the Company has a concentration of credit risk with respect to its commercial real estate loans held for investment, which are substantially all bridge or construction lending arrangements. At December 31, 2005 there were 110 commercial real estate loans with loan balances in excess of $15 million and 26% of the commercial real estate loan portfolio was secured by mortgages on properties located in California. In addition, loans with balances outstanding of $40 million or more totaled $1.49 billion, or 31% of the total loan portfolio as of December 31, 2005, and loans secured by multi-family condominiums represented approximately 48% of the total loan portfolio as of December 31, 2005. The Company attempts to limit the effects of these concentrations of credit risk for its commercial real estate loans by emphasizing first mortgage lending on properties that have strong asset quality characteristics and proven sponsorship, as well as employing experienced construction management professionals. In addition, loans for larger amounts are typically participated out to other financial institutions to limit the risk associated with an individual loan transaction.

•	Residual interests in securitized residential real estate loans and mortgage servicing rights — the Company generally retains mortgage servicing rights and residual interests when it securitizes its residential real estate loans. These retained interests are subject to fluctuations in their estimated fair values and the Company attempts to mitigate this risk by utilizing assumptions (such as for prepayment speeds and losses) and that the Company believes are appropriate for each retained asset. The assumptions utilized, however, are inherently uncertain and it is typical to realize volatility over the respective lives of the assets through write-ups and write-downs of their reported estimated fair values.
Stock-Based Compensation: Company stock options, the last of which were granted in 1997, are accounted for using the intrinsic value-based method permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Based on the provisions of SFAS No. 123 there would be no compensation expense recognized on these stock options and no impact on earnings per share for the years presented since all options were fully vested by 2001. The Company recognizes compensation expense relating to its restricted stock grants based on the fair value of the shares awarded as of the grant date. Compensation expense for the restricted stock grants is recognized on a straight-line amortization basis over the requisite service period (generally two to ten years).
Recent Accounting Standards: In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The Company adopted the provisions of SOP 03-3 effective January 1, 2005 without any significant impact on the Company’s financial position or results of operations.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). This amended standard requires all entities to recognize compensation expense over the related vesting period in an amount equal to the fair value of share-based payments granted to employees and directors. In March 2005, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107
F-14    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(“SAB 107”) to provide public companies additional guidance in applying the provisions of SFAS No. 123(R). SAB 107 expresses the SEC Staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides further information regarding the valuation of share-based payment arrangements for public companies. Subsequent to issuing SAB 107, in April 2005, the SEC adopted a new rule that allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year. The Company will adopt SFAS No. 123(R) effective January 1, 2006 on the modified prospective basis and does not believe its adoption or application of the guidance in SAB 107 will have a significant impact on the Company’s financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 requires a change in accounting principle to be retrospectively applied as of the beginning of the first period presented in the financial statements as if that principle had always been used, unless it is impracticable to do so. SFAS No. 154 applies to all voluntary changes in accounting principles as well as to changes required by accounting pronouncements that do not include specific transaction provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made after December 31, 2005. The Company does not believe the adoption of SFAS No. 154 will have a significant impact on the Company’s financial position or results of operations.
In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP FAS 123(R)-2”). FSP FAS 123(R)-2 clarifies that under SFAS No. 123(R), a mutual understanding of the key terms and conditions of any share-based payment awards is presumed to exist between the Company and its employees at the date the award is approved by the Company’s Board of Directors assuming certain conditions are met. The Company will apply the provisions of this FSP upon its initial adoption of SFAS No. 123(R) and does not believe it will have a significant impact on the Company’s financial position or results of operations.
In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP provides a three step model that should be applied each reporting period to identify investment impairments. In evaluating whether an impairment is other than temporary, this FSP indicates that companies should look to existing applicable guidance, including Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). This FSP also carries forward the disclosure requirements of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” and clarifies that investments in an unrealized loss position that fall within the scope of EITF 99-20 must be included in the required tabular disclosures. The Company evaluates any impairment of its residual interests in securitized loans in accordance with EITF 99-20 and has included all relevant material disclosures in these consolidated financial statements or the notes thereto.
In November 2005, the FASB also issued FSP FAS 140-2, “Clarification of the Application of Paragraphs 40(b) and 40(c) of FASB Statement No. 140” (“FSP FAS 140-2”). FSP FAS 140-2 clarifies that the requirements of Paragraph 40(b) and 40(c) in SFAS No. 140 must be met only at the date a qualifying special-purpose entity issues beneficial interests or when a passive derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. The Company adopted FSP FAS 140-2 as of November 9, 2005 without any significant impact on the Company’s financial position or results of operations.
Fremont General Corporation 2005 Financial Statements     F-15

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” (“FSP SOP 94-6-1”). This FSP addresses (1) the circumstances under which the terms of loan products may result in a concentration of credit risk and (2) the disclosures or other accounting considerations applicable to companies that originate, hold, guarantee, service or invest in loan products with terms that may give rise to a concentration of credit risk. FSP SOP 94-6-1 was issued to emphasize the requirement for companies to assess the adequacy of their disclosures for all loan products and the effect of changes in market or economic conditions on the adequacy of those disclosures. The Company has applied the provisions of this FSP as part of identifying its concentrations of credit risk and provided all material disclosures required by FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments” and other relevant guidance.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 requires companies to evaluate their interests in securitized financial assets and determine whether the interests are freestanding derivatives or hybrid financial instruments that may be subject to bifurcation. SFAS No. 155 provides companies with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Company does not believe the adoption of SFAS No. 155 will have a significant impact on the Company’s financial position or results of operations.
Reclassifications: Certain reclassifications of prior years’ amounts have been made to conform to the current year’s presentation.
Note 2 — Cash and Cash Equivalents
Cash and cash equivalents at December 31, are summarized in the following table:

	2005	2004

	(Thousands of dollars)
Cash on hand	$239	$257
Non-interest bearing deposits in other financial institutions	98,141	45,024
FHLB shareholder transaction account	214,237	710,354
Federal Reserve account	2,829	2,030
U.S. Government Agency money market fund	350,000	147,297
Prime investment money market fund	37,225	–
Market interest rate account	17	13
Commercial paper	65,955	–

Total cash and cash equivalents	$768,643	$904,975

F-16    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
The FHLB shareholder transaction account represents a short-term interest-bearing transaction account with the Federal Home Loan Bank of San Francisco. The Company’s cash and cash equivalent balances were unrestricted as of December 31, 2005 and 2004.
Note 3 — Investment Securities Classified as Available-for-Sale
The amortized cost, unrealized gains, unrealized losses and fair value of the Company’s investment securities as of December 31, 2005 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Thousands of dollars)
Mortgage-backed securities
Agency	$835	$8	$–	$843
Private issue	16,684	–	–	16,684

Total available-for-sale securities	$17,519	$8	$–	$17,527

There were no realized gains or losses on the available-for-sale securities during the year. The private issue securities are mortgage-backed securities retained from one of the Company’s 2005 residential real estate loan securitization transactions.
Note 4 — Loans Held for Sale
Loans held for sale consist solely of residential real estate loans (primarily first trust deeds, but also second trust deeds) which are aggregated prior to their sale and are carried at the lower of aggregate cost or estimated fair value. Estimated fair values are based upon current secondary market prices for loans with similar coupons, maturities and credit quality.
The Company’s residential real estate loans have loan terms for up to forty years and are typically secured by first deeds of trust on single-family residences. The Company’s residential real estate loans held for sale typically have a significant concentration (generally 80% or higher) of “hybrid” loans which have a fixed rate of interest for an initial period (generally two years) after origination, after which the interest rate is adjusted to a rate equal to the sum of six-month LIBOR and a margin as set forth in the mortgage note. The interest rate then adjusts at each six-month interval thereafter, subject to various initial, periodic and lifetime caps and floors. The loans are generally made to borrowers who do not satisfy all of the credit, documentation and other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac, and are commonly referred to as “sub-prime” or “non-prime”.
Fremont General Corporation 2005 Financial Statements     F-17

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
The following table details the loans held for sale at December 31, 2005 and 2004:

	December 31,

	2005	2004

	(Thousands of dollars)
Loan principal balance:
1st trust deeds	$4,792,976	$5,036,724
2nd trust deeds	611,104	383,039

	5,404,080	5,419,763
Basis adjustment for fair value hedge accounting	–	(1,327)
Net deferred direct origination costs	51,782	74,514

	5,455,862	5,492,950
Less: Valuation reserve	(32,753)	(38,258)

Loans held for sale — net	$5,423,109	$5,454,692

Loans held for sale on non-accrual status	$16,736	$11,874

Since most of the loans that are held for sale are sold within sixty days, the amount of loans held for sale that are classified as non-accrual or become real estate owned, is generally small. A valuation reserve is maintained for certain non-performing loans and other loans held for sale based upon the Company’s estimate of inherent losses. Provisions for the valuation reserve are charged against gain on sale of loans.
In the ordinary course of business, as the loans held for sale are sold, the Company makes standard industry representations and warranties about the loans. The Company may have to subsequently repurchase certain loans due to defects that occurred in the origination of the loan. Such defects are categorized as documentation errors, underwriting errors, or fraud. In addition, the Company is generally required to repurchase loans that experience first payment defaults (and in limited cases, second payment defaults). If there are no such defects or early payment defaults, the Company has no commitment to repurchase loans sold or securitized. During 2005, the Company repurchased a total of $321.4 million in loans, as compared to $167.4 million in 2004. The increase in loans repurchased is primarily a result of an increase in loan origination and sales volumes. The Company maintains a reserve for the estimated losses expected to be realized when the repurchased loans are sold; this reserve is included in other liabilities and totaled $14.6 million and $4.8 million as of December 31, 2005 and December 31, 2004, respectively. Provisions for the repurchase reserve are charged against gain on sale of loans.
The Company also maintains a reserve for premium recapture that represents the estimate of potential refunds of premiums received on previously completed loan sales (due to early loan prepayments or for certain loans repurchased from prior sales) that may occur under the provisions of the various agreements entered into for the sale of loans held for sale; this reserve totaled $4.3 million and $7.5 million as of December 31, 2005 and 2004, respectively, and is included in other liabilities. Although loan repurchases increased in 2005 over 2004, the gross premium percentage realized on whole loan sales and securitizations decreased to 1.23% from 3.06% for the quarters ended December 31, 2005 and 2004, respectively. The decrease in the premium recapture reserve is directionally consistent with the decrease in gross premium percentage realized from the prior year. Provisions for the premium recapture reserve are charged against gain on sale of loans.
F-18    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 — Loans Held for Investment
Loans held for investment consists of the Company’s commercial real estate loans. Commercial real estate loans, which are primarily variable rate (generally based upon six-month LIBOR and a margin), represent loans secured primarily by first mortgages on properties such as multi-family (condominium), office, retail, industrial, land development, mixed-use and lodging. The commercial real estate loans are primarily comprised of bridge and construction loans of relatively short duration (rarely more than five years in length of term and typically shorter, such as two to three years).
As of December 31, 2005, the Company had $3.40 billion in unfunded commitments for existing loans and $410.5 million in unfunded commitments for loans not yet booked, as compared to $1.84 billion and $218.8 million, respectively, as of December 31, 2004. The increase in the level of unfunded loan commitments during 2005 is due to a significant level of new loan commitments ($5.9 billion) being originated during 2005 by the Company. Due to the variability in the timing of the funding of these unfunded commitments, and the extent to which they are ultimately funded, these amounts should not generally be used as a basis for predicting future outstanding loan balances.
Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $138.2 million and $131.6 million as of December 31, 2005 and 2004, respectively. The Company’s commercial real estate loans also include mezzanine loans (second mortgage loans, which are subordinate to the senior or first mortgage loans) in the amounts of $5.6 million and $48.3 million as of December 31, 2005 and 2004, respectively.
The geographic dispersion of the Company’s commercial real estate portfolio is as follows:

	December 31,

Geographic Distribution	2005	2004

California	25.5%	36.6%
New York	14.7%	13.1%
Florida	11.5%	10.7%
Arizona	6.7%	3.0%
Virginia	6.6%	2.2%
Hawaii	4.4%	2.7%
Illinois	4.3%	7.0%
All other states	26.3%	24.7%

	100.0%	100.0%

Fremont General Corporation 2005 Financial Statements     F-19

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
The Company currently does not carry any residential real estate loans held for investment as it has done in prior periods. The following tables further detail the net loans held for investment as of December 31, 2005 and 2004:

	December 31, 2005

	Commercial
	Real Estate	Other	Total

	(Thousands of dollars)
Loans outstanding	$ 4,940,460	$8,589	$4,949,049
Participations sold	(138,165)	–	(138,165)

Loans outstanding, net of participations sold	4,802,295	8,589	4,810,884
Unamortized deferred origination fees and costs	(50,984)	–	(50,984)

Loans outstanding before allowance for loan losses	4,751,311	8,589	4,759,900
Allowance for loan losses	(156,755)	(82)	(156,837)

Loans held for investment — net	$ 4,594,556	$8,507	$4,603,063

	December 31, 2004

	Commercial
	Real Estate	Other	Total

	(Thousands of dollars)
Loans outstanding	$ 3,647,490	$4,526	$3,652,016
Participations sold	(131,635)	–	(131,635)

Loans outstanding, net of participations sold	3,515,855	4,526	3,520,381
Unamortized deferred origination fees and costs	(35,767)	–	(35,767)

Loans outstanding before allowance for loan losses	3,480,088	4,526	3,484,614
Allowance for loan losses	(171,471)	(54)	(171,525)

Loans held for investment — net	$ 3,308,617	$4,472	$3,313,089

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms (typically a reduction of the interest rate charged), the loan is classified as a restructured (accruing) loan if the loan is performing in accordance with the agreed upon modified loan terms and projected cash proceeds are deemed sufficient to repay both principal and interest. Restructured loans are presented as such in the period of restructure and the three subsequent quarters. The following table sets forth
F-20    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
information regarding the Company’s commercial real estate loans on non-accrual status and restructured loans on accrual status:

	December 31,

	2005	2004

	(Thousands of dollars)
Non-accrual commercial real estate loans held for investment	$29,290	$82,289

Restructured commercial real estate loans on accrual status	$12,309	$9,302

The Company employs a documented and systematic methodology in determining the adequacy of its allowance for loan losses, which assesses the risk of losses inherent in the portfolio, and represents the Company’s estimate of probable inherent losses in the loan portfolio as of the date of the financial statements. Establishment of the allowance for loan losses involves determining reserves for individual loans that have been deemed impaired and for groups of loans that are evaluated collectively. Reviews are performed to set allowance allocations for loans that have been individually evaluated and identified as loans which have probable losses; reserve requirements are attributable to specific weaknesses evidenced by various factors such as a deterioration in the quality of the collateral securing the loan, payment delinquency or other events of default. Performing loans that currently exhibit no significant identifiable weaknesses or impairment are evaluated on a collective basis. The allowance for loan losses methodology incorporates management’s judgment concerning the expected effects of economic events on portfolio performance, as well as the potential impact of concentration factors (such as property types, geographic regions and loan sizes). While the Company’s methodology utilizes historical and other objective information, the establishment of the allowance for loan losses is to a significant extent based upon the judgment and experience of the Company’s management. The Company believes that the allowance for loan losses is adequate as of December 31, 2005 to cover probable losses embedded in the loan portfolio; however, future changes in circumstances, economic conditions or other factors, including the effect of the Company’s various loan concentrations, could cause the Company to increase or decrease the allowance for loan losses as necessary. Activity in the allowance for loan losses is summarized in the following table:

	Year Ended December 31,

	2005	2004	2003

	(Thousands of dollars)
Beginning balance	$171,525	$213,591	$161,190
Provision for loan losses	(3,974)	(6,842)	98,262
Charge-offs	(17,533)	(27,186)	(46,735)
Fair value adjustment (1)	–	(9,856)	–
Recoveries	6,819	1,818	874

Ending balance	$156,837	$171,525	$213,591

(1)	Resulting from the transfer of $910.0 million in residential real estate loans from held for investment to held for sale during the third quarter of 2004.
At December 31, 2005 and 2004, the recorded investment in loans (excluding loans held for sale) considered to be impaired was $29.3 million and $82.3 million, respectively, all of which were on a non-accrual basis. The
Fremont General Corporation 2005 Financial Statements     F-21

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Company’s policy is to consider a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Evaluation of a loan’s impairment is based on the present value of expected cash flows or the fair value of the collateral, if the loan is collateral dependent. As a result of charge-offs, these impaired loans do not necessarily have a related specific allowance for loan loss allocated to them. However, there were $29.3 million and $82.3 million of loans considered impaired that have allocated specific allowances that totaled $2.3 million and $13.3 million at December 31, 2005 and 2004, respectively. The average net investment in impaired loans held for investment was $47.0 million, $76.0 million and $87.8 million for 2005, 2004 and 2003, respectively. Interest income that was recognized on the cash basis of accounting on loans classified as impaired was $35,000, $333,000 and $500,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Interest income foregone for loans on non-accrual status that had not performed in accordance with their original terms was $7.2 million, $10.6 million and $9.2 million, for the years ended December 31, 2005, 2004 and 2003, respectively.
In addition to its allowance for loan losses, the Company maintains an allowance for unfunded commercial real estate loan commitments on existing loans and, to a lesser degree, loans not yet funded; this allowance totaled $4.0 million and $7.1 million as of December 31, 2005 and 2004, respectively, and is included in other liabilities. While the Company increased its unfunded loan commitments during 2005, its allowance for unfunded loan commitments decreased due to improved overall historical loss development and lower loan commitment funding levels.
The carrying amounts and estimated fair values of loans held for investment at December 31, 2005 and 2004 are summarized in the following table:

	2005		2004

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(Thousands of dollars)
Commercial real estate loans	$ 4,802,295	$ 4,802,396	$ 3,515,855	$ 3,532,934
Other	8,589	8,589	4,526	4,526

	4,810,884	4,810,985	3,520,381	3,537,460
Deferred fees and costs	(50,984)	(50,984)	(35,767)	(35,767)

	4,759,900	4,760,001	3,484,614	3,501,693
Allowance for loan losses	(156,837)	(156,837)	(171,525)	(171,525)

Loans held for investment — net	$ 4,603,063	$ 4,603,164	$ 3,313,089	$ 3,330,168

F-22    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
The contractual maturities of loans held for investment outstanding (shown net of deferred fees and costs but before the allowance for loan losses) as of December 31, 2005 are summarized below:

	1 to 12	13 to 24	25 to 60	Over 60
	Months	Months	Months	Months	Total

	(Thousands of dollars)
Term loans — variable rate:
Commercial real estate loans	$1,437,837	$1,627,167	$1,557,970	$ 43,530	$4,666,504
Other consumer loans	487	931	885	3,786	6,089
Term loans — fixed rate:
Commercial real estate loans	5,618	3,733	43,515	31,941	84,807
Other consumer loans	264	649	18	1,569	2,500

Total	$1,444,206	$1,632,480	$1,602,388	$ 80,826	$4,759,900

Note 6 — Real Estate Owned
The Company’s real estate owned (“REO”) consists of property acquired through or in lieu of foreclosure on loans secured by real estate. REO is reported in the financial statements at the lower of cost or estimated realizable value (net of estimated costs to sell). REO consisted of the following types of property as of December 31, 2005 and 2004:

	December 31,

	2005	2004

	(Thousands of dollars)
Commercial real estate	$30,198	$21,344
Residential real estate	3,674	2,578

Real estate owned	$33,872	$23,922

Fremont General Corporation 2005 Financial Statements     F-23

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 7 — Mortgage Servicing Rights
At the time of securitization or sale of loans on a whole loan basis with servicing rights retained, the Company analyzes whether the benefits of servicing are greater than or less than adequate compensation and, as a result, records, where appropriate, a mortgage servicing rights asset or liability (“MSR”), respectively. The estimated fair value of the Company’s mortgage servicing rights at December 31, 2005 and 2004 was $57.4 million and $18.0 million, respectively. The following table summarizes the activity in the Company’s mortgage servicing rights asset as of the periods indicated:

Year Ended December 31,

	2005	2004

	(Thousands of dollars)
Beginning balance	$20,044	$6,898
Additions from securitization transactions	41,555	20,326
Loans sold — servicing retained	5,764	3,022
Amortization	(21,341)	(10,202)

Ending balance before valuation allowance	46,022	20,044

Valuation allowance
Beginning balance	(2,042)	–
Provision for temporary impairment	2,042	(2,042)

Ending balance	–	(2,042)

Mortgage servicing rights — net	$46,022	$18,002

Estimated fair value	$57,395	$18,002

The following table summarizes the Company’s estimate of amortization and its existing balance of MSRs; this projection was developed using the assumptions made by the Company in its estimation of fair value as of December 31, 2005. These assumptions are inherently subject to significant fluctuations, primarily due to the effect that changes in mortgage rates have on loan prepayment experience; therefore, the Company’s estimates of amortization expense may not be indicative of the actual amortization recorded in future periods (table in thousands of dollars):

2006	$27,275

2007	12,146

2008	3,752

2009	1,449

2010	681

After 2010	719

Total	$46,022

The fair value of the MSRs is derived from the net positive cash flows associated with the servicing agreements. The Company determines the fair value of the MSRs at the time of securitization and at each reporting date by
F-24    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
the use of a cash flow model that incorporates prepayment speeds, discount rate and other key assumptions management believes are consistent with assumptions other major market participants use in valuing the MSRs.
Key economic assumptions used in determining the fair value of the MSRs at the time of securitization are as follows:

Year Ended December 31,

	2005	2004

Weighted-average life (years)	1.7	1.6
Weighted-average annual prepayment speed	41.0%	36.4%
Weighted-average annual discount rate	15.0%	10.0%
The Company determined, as part of its on-going assessment of the assumptions used to value its MSRs, to increase the discount rate utilized to 15.0% during the first quarter of 2005. The key economic assumptions used in subsequently measuring the fair value of the Company’s MSRs as of the end of the year are as follows:

Year Ended December 31,

	2005	2004

Weighted-average life (years)	1.6	1.5
Weighted-average annual prepayment speed	46.9%	48.5%
Weighted-average annual discount rate	15.0%	10.0%
As servicer, the Company is required to make certain advances on specific loans it is servicing, to the extent such advances are deemed collectible by the Company, from collections related to the individual loan. The total amount outstanding of such servicing advances was $15.3 million and $5.3 million at December 31, 2005 and 2004, respectively, and is included in other assets.
Note 8 — Residual Interests in Securitized Loans
Residual interests in loan securitizations are recorded as a result of the sale of residential real estate loans through a securitization transaction and the subsequent issuance of net interest margin securities (“NIMs”) to monetize the residual interest from the original securitization transaction.
Fremont General Corporation 2005 Financial Statements     F-25

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Residual interests represent the discounted expected future residual cash flows from the securitizations that inure to the Company’s benefit subject to prepayment, delinquency, net credit losses and other factors. The following table summarizes the activity of the Company’s residual interests:

Year Ended December 31,

	2005	2004

	(Thousands of dollars)
Beginning balance at fair value	$15,774	$6,530
Additions to residual interests	137,553	4,910
Interest accretion	13,150	3,910
Cash received	(16,202)	–
Fair value adjustments	22,747	1,409
Permanent impairment	(2,299)	(985)

Residual interests in securitized loans at fair value	$170,723	$15,774

Loans sold through securitization transactions are done so on a non-recourse basis to off-balance sheet qualifying special-purpose entities (“QSPEs”), except for representations and warranties customary within the mortgage banking industry. In a NIM transaction, the certificates representing the residual interest in certain excess cash flows from the original securitization transaction are transferred to a QSPE, which issues interest-bearing securities. The net proceeds from the sale of these NIM securities, along with a residual interest certificate, represent the consideration received by the Company. The residual interest certificate retained from a NIM transaction is subordinate to the NIM securities issued until the NIM securities are paid in full. The residual interests retained from the NIM transactions are classified as “available-for-sale” securities and are measured at fair value; any unrealized gains or losses from adjustments to the estimated fair value, net of taxes, are reported as part of accumulated other comprehensive income, which is a separate component of stockholders’ equity.
In the original securitizations and NIM transactions, a two-tier structure is utilized in which the loans are first sold to a special purpose corporation (referred to as the Depositor), which then transfers the loans to the QSPE. The Company’s only ownership interest from its securitization transactions is reflected in the retained residual interests from the NIM transactions of $170.7 million as detailed above. Included in the $170.7 million of residual interests at December 31, 2005 was one “pre-NIM” residual interest with an estimated fair value of $118.3 million from a securitization transaction executed in December of 2005. In January of 2006, the Company completed a NIM transaction of this one residual interest which resulted in the Company retaining a “post-NIM” residual interest with a then estimated fair value of $39.1 million.
The following table summarizes delinquencies and credit losses as of December 31, 2005 for the loans underlying the Company’s 11 outstanding securitization transactions (thousands of dollars):

Original principal amount of loans securitized	$10,606,000

Current principal amount of loans securitized	$7,381,071

Current delinquent principal amount (over 60 days)	$248,105

Inception to date credit losses (net of recoveries)	$10,323
F-26    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
The Company determines the estimated fair values of the residual interests retained from the NIM transactions by discounting the expected net cash flows to be received utilizing the cash-out method. The Company uses the forward LIBOR curve for estimating interest rates on the adjustable rate loans and the variable rate securities, and utilizes other assumptions (primarily for losses, prepayment speeds and delinquencies) that management believes are consistent with assumptions other major market participants would use to appropriately estimate the fair value of similar residual interests. The Company continually evaluates the various assumptions utilized in estimating the fair value of the retained residual interests and updates them as deemed necessary based upon the development of historical vintage data. During 2005, the estimated fair value of the Company’s existing residual interests increased by $22.7 million as the Company accumulated additional historical performance data and analysis of the underlying securitized loans. Such residual interest valuations remain, however, subject to volatility due to fluctuations in the performance of the underlying collateral and in the accuracy of the assumptions utilized by the Company.
Key economic assumptions used in determining the fair value of residual interests at the time of securitization are as follows:

Year Ended December 31,

	2005	2004

Weighted-average life (years)	1.7	1.6
Weighted-average annual prepayment speed	40.8%	36.4%
Weighted-average lifetime credit losses	4.6%	4.5%
Weighted-average annual discount rate	20.0%	20.0%
Key economic assumptions used in subsequently measuring the fair value of the Company’s residual interests as of the end of the year are as follows:

Year Ended December 31,

	2005	2004

Weighted-average life (years)	1.6	1.6
Weighted-average annual prepayment speed	46.0%	45.7%
Weighted-average lifetime credit losses	4.4%	4.5%
Weighted-average annual discount rate	20.0%	20.0%
Note 9 — Derivative Financial Instruments
The Company utilizes derivative financial instruments in connection with its interest rate risk management activities. In accordance with its interest rate risk strategy, the Company currently utilizes a combination of forward sales commitments and Eurodollar futures contracts to hedge its residential real estate loans held for sale and a certain portion of its unfunded pipeline of interest rate lock commitments. These derivatives are intended to reduce the risk of adverse fair value changes in certain interest rate environments. The Company’s forward sales commitments represent obligations to sell loans at a specific price and date in the future; therefore, the value of these commitments increase as interest rates increase. Short Eurodollar futures contracts are standardized exchange-traded contracts, the values of which are tied to spot Eurodollar rates at specified
Fremont General Corporation 2005 Financial Statements     F-27

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
future dates. The value of these futures contracts increase when interest rates rise. Conversely, the value of the forward sales commitments and the short Eurodollar positions decrease when interest rates decrease, while the related loans are expected to increase in value. The values of the loans, the forward sales commitments and the Eurodollar positions may not move in corresponding amounts and time frames and may result in a negative or positive impact on earnings in any given period. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities, as amended and interpreted (“SFAS No. 133”), the derivative financial instruments are reported at their fair values.
At December 31, 2005, the Company’s commitments to sell forward residential real estate loans to third party investors in whole loan sales transactions was approximately $2.12 billion at various rates and terms. The Company distinguishes commitments to sell forward loans in two categories, allocated and unallocated. At December 31, 2005, the notional amount for allocated forward sales commitments was $2.12 billion; with no unallocated forward sales commitments. Allocated forward sales commitments are contractual sales agreements whereby a specific pool of loans is agreed upon to be sold to specific buyers at a contractually agreed upon date and price. In accordance with SFAS No. 133, the Company may designate and account for its allocated forward sales commitments as fair value hedges designated to specific pools of loans that have been contractually agreed upon for sale; however, as of December 31, 2005, no hedges were designated as such. Unallocated forward sales commitments are agreements that provide a fixed price on a pool of loans not yet specified. These commitments are treated as economic hedges (and are not currently designated as accounting hedges) and are classified as free-standing derivatives. Changes in the fair value of both the unallocated and allocated forward sales commitments are reported as a component of gain on sale of residential real estate loans and as either other assets or liabilities, as applicable.
At December 31, 2005, the Company had a pipeline of loans in process of approximately $2.40 billion in new residential real estate loans. Because these loans are generally subject to the potential borrower accepting and meeting the conditions of the loan approval, the Company estimates its effective net pipeline position at $1.50 billion, as adjusted for loan fallout. The Company conditionally quotes interest rates to potential borrowers, which are then subject to adjustment by the Company if any such conditions are not satisfied. Since the Company generally funds the loans at the rates conditionally approved, the quotes are considered to constitute interest rate locks. These interest rate lock commitments, which generally are for 30 days, are treated as free-standing derivatives and are carried at their estimated fair value with any changes recorded as a component of gain on sale of residential real estate loans. Fair value is estimated based upon the change in the fair value of the underlying mortgage loans as adjusted for the probability of a certain amount of loans in the pipeline not funding within the terms of the initial rate lock. The change in fair value is measured from the date of the interest rate lock and, therefore, at the time of issuance the value of the interest rate lock is zero.
The Company’s Eurodollar futures contracts are currently treated as economic hedges and are not currently designated as accounting hedges and are classified as free-standing derivatives. As of December 31, 2005, the Company had in place short Eurodollar futures positions covering loan principal of $3.27 billion and $972.2 million for its loans held for sale and its unfunded loan pipeline, respectively. Eurodollar futures are utilized in an effort to offset the changes in value related to the loan inventory and pipeline without the necessity of restricting certain loan inventory or pipeline loans to a specific forward sale commitment. Eurodollar futures are carried at their fair value with any changes recorded as a component of gain on sale of residential real estate loans. Gains or losses on Eurodollar futures are recognized when such positions are closed out, typically when a forward sale commitment is entered into. The Company’s Eurodollar futures contracts are
F-28    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
collateralized by maintenance of a margin account which had a balance of $18.8 million as of December 31, 2005.
The estimated fair values of the Company’s derivatives were as follows (included in other assets or liabilities, as applicable, in the consolidated balance sheets) as of the end of the year.

	December 31,

	2005	2004

	(Thousands of dollars)
Forward sales commitments	$(1,479)	$2,739
Interest rate lock commitments	418	(1,100)
Interest rate cap contract	(340)	–

	$(1,401)	$1,639

The changes in fair value of the derivative instruments from the prior period are recorded as part of the net gain on whole loan sales and securitizations. See Note 10 for further detail.
Note 10 — Gain on Whole Loan Sales and Securitizations of Residential Real Estate Loans
The Company routinely sells and securitizes residential mortgage loans into the secondary market. Gains or losses are recognized at the date of settlement and when the Company has transferred control over the loans to either a transaction-specific securitization trust or to a third-party purchaser. The amount of gain or loss for loan sales or securitizations is based upon the difference between the net sales proceeds received, including any retained interests, and the allocated carrying amount of the loans (which includes the costs directly incurred with the origination of the loans, net of origination points and fees received, which are deferred and recognized when the loans are sold). The Company maintains a valuation reserve for certain non-performing loans and other loans held for sale based on the Company’s estimate of inherent losses. The Company also records a repurchase reserve for the estimated losses expected to be realized for any repurchased loans when they are resold. The provisions for both of these reserves are recorded as adjustments to the Company’s gain on sale. Premium reversal is the reversal of premium on loans sold which prepay early per the terms of each sales
Fremont General Corporation 2005 Financial Statements     F-29

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
contract; this amount includes some interest adjustment. The following table presents the detailed components of the net gain on whole loan sales and securitizations (net gain on sale):

	Year Ended December 31,

	2005	2004	2003

	(Thousands of dollars)
Whole loan sales of residential real estate loans	$29,521,283	$19,538,713	$9,907,821
Securitizations of residential real estate loans	6,455,590	2,968,764	1,180,496

Total loan sales and securitizations — net of repurchases	$35,976,873	$22,507,477	$11,088,317

Gross premium recognized on loan sales and securitizations	$800,426	$793,801	$468,282
Net gain on derivative instruments	26,233	1,076	–

	826,659	794,877	468,282
Direct costs of loan originations — net	(442,979)	(313,733)	(145,346)
Provision for premium reversal	(28,138)	(28,140)	(10,720)

	355,542	453,004	312,216

Provision for valuation and repurchase reserves	(10,012)	(15,653)	(4,572)

Net gain on sale	$345,530	$437,351	$307,644

The net gain on derivative instruments included in the net gain on sale of residential real estate loans consists of the following items:

	Year Ended December 31,

	2005	2004	2003

	(Thousands of dollars)
Eurodollar futures:
Net realized gain	$24,652	$(303)	–
Transaction expenses and other	(2,281)	(259)	–

	22,371	(562)	–
Change in fair value of:
Interest rate lock commitments	1,517	(1,103)	–
Forward sales commitments	(4,219)	2,741	–
Interest rate cap contracts	(340)	–	–
Loans held for sale subject to fair value hedges	2,703	–	–
Forward sale commitment — fair value protection	4,201	–	–

Net gain on derivative instruments	$26,233	$1,076	$–

F-30    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 11 — Loan Servicing Income
In addition to the securitized loans that it services, the Company also services loans sold to other financial institutions on an interim basis (until servicing is transferred to another party) and on a to maturity basis (servicing retained). The following table presents the components of net loan servicing income for the Company:

	Year Ended December 31,

	2005	2004	2003

	(Thousands of dollars)
Servicing fee income:
Securitization transactions	$22,029	$11,217	$1,386
Interim	32,618	18,806	7,079
Loans sold — servicing retained	3,808	1,558	–
Ancillary income (1):
Securitization transactions	4,391	2,002	164
Interim	3,007	2,808	2,185
Loans sold — servicing retained	731	334	–
Other:
Securitization transactions	3,024	(258)	(80)
Loans sold — servicing retained	72	–	–

Loan servicing income	$69,680	$36,467	$10,734

(1)	Ancillary income represents all service-related contractual fees retained by the Company and consists primarily of late payment charges.
Note 12 — Income Taxes
The major components of income tax expense are summarized in the following table:

	Year Ended December 31,

	2005	2004	2003

	(Thousands of dollars)
Federal:
Current	$130,450	$164,329	$18,274
Deferred	52,996	36,337	104,812

	183,446	200,666	123,086
State:
Current	27,640	46,650	50,485
Deferred	9,909	598	(21,403)

	37,549	47,248	29,082

Total income tax expense	$220,995	$247,914	$152,168

Fremont General Corporation 2005 Financial Statements     F-31

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
A reconciliation of the effective federal tax rates in the consolidated statements of income with the prevailing federal income tax rate of 35% is summarized in the following table:

	Year Ended December 31,

	2005	2004	2003

Tax expense at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.5%	5.1%	5.1%
Other, net	0.8%	1.1%	1.7%

Actual tax expense	40.3%	41.2%	41.8%

Net payments made for federal and state income taxes were $241.9 million, $176.7 million, and $17.8 million for 2005, 2004, and 2003, respectively. The Company has accrued the expected maximum tax and interest exposure for tax matters that are either in the process of resolution or have been identified as having the potential for adjustment. These matters primarily consist of issues relating to the discontinued insurance operations, the apportionment of income to various states and the deduction of certain expenses.
The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company’s deferred tax assets at December 31, 2005 and 2004 are summarized in the following table:

	December 31,

	2005	2004

	(Thousands of dollars)
Deferred tax assets:
Mark-to-market on loans held for sale	$23,355	$77,758
Allowance for loan losses	69,650	79,029
Compensation related items	29,270	28,459
State income and franchise taxes	13,467	20,982
Other — net	2,283	70

Total deferred tax assets	138,025	206,298
Deferred tax liabilities:
Loan origination costs	(31,550)	(45,559)
Mortgage servicing	(23,240)	(5,210)

Total deferred tax liabilities	(54,790)	(50,769)

Net deferred tax asset	$83,235	$155,529

In assessing the realization of deferred income tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends on the ability to recover previously paid taxes through loss carrybacks and the generation of future taxable income during the periods in which temporary differences become deductible. In the Company’s
F-32    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
opinion, the deferred tax assets will be fully realized and no valuation allowance is necessary as the Company has the ability to generate sufficient future taxable income to realize the tax benefits.
Note 13 — Senior Notes and Liquid Yield Option Notes
The debt of Fremont General is detailed in the following table; none of the Fremont General debt is guaranteed by FIL:

	December 31,

	2005	2004

	(Thousands of dollars)
Senior Notes due 2009 less discount (2005 — $975; 2004 — $1,317)	$175,305	$180,133
Liquid Yield Option Notes due 2013, less discount (2004 — $339)	–	611

	$175,305	$180,744

In 1999, Fremont General issued $425.0 million of Senior Notes (the “Senior Notes”) that consisted of $200.0 million and $225.0 million 7.70% Senior Notes due 2004 and 7.875% Senior Notes due 2009, respectively. Total proceeds to Fremont General were approximately $420.2 million. The Senior Notes may be redeemed at any time in whole or in part before maturity, but are not subject to sinking fund payments. These notes are unsecured senior indebtedness of Fremont General ranking equally with Fremont General’s existing and future unsubordinated indebtedness. Interest is payable on the notes semi-annually in March and September. During 2004, Fremont General redeemed at the scheduled March 17, 2004 maturity date the remaining outstanding balance of $22.4 million par value of 7.70% Senior Notes due 2004.
During 2005 and 2004, Fremont General repurchased $5.2 million and $9.3 million par values of the 7.875% Senior Notes due 2009 with carrying values of $5.1 million and $9.2 million resulting in pre-tax loss of $55,000 and $105,000, respectively.
Total interest payments for the Senior Notes were $14.4 million, $15.7 million and $19.1 million in 2005, 2004 and 2003, respectively.
In 1993, Fremont General sold in a public offering an aggregate of $373.8 million principal amount of maturity of Liquid Yield Option Notes due October 12, 2013 (Zero Coupon-Subordinated) (the “LYONs”) at an issue price of $372.42 for total net proceeds of approximately $135.0 million. The yield to maturity was 5% with no periodic payments of interest. Each LYON was convertible to 38.5737 shares of Fremont General’s common stock and was non-callable for five years. On May 27, 2005 the Company notified the LYONs holders that it would redeem the remaining principal amount of LYONs outstanding on June 30, 2005 at the redemption price equal to $664.37 per $1,000 principal amount. Prior to the redemption holders converted aggregate principal amounts of $595,000 of LYONs into 35,000 shares of Fremont General’s common stock. At June 30, 2005, the remaining principal amount of $46,000 was redeemed. During 2004 and 2003 holders converted aggregate principal amounts of $120,000 and $110,000 of LYONs into 5,000 and 4,000 shares, respectively, of Fremont General’s common stock. In addition, during 2003, $4.1 million of outstanding LYONs with carrying values of
Fremont General Corporation 2005 Financial Statements     F-33

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
$2.5 million were repurchased resulting in a pre-tax loss of $26,000. No LYONs were repurchased prior to the redemption in 2005 nor during 2004.
Note 14 — Junior Subordinated Debentures/ Preferred Securities
In 1996, Fremont General Financing I, a statutory business trust (the “Trust”) sold $100 million of 9% Trust Originated Preferred Securitiessm (“the Preferred Securities”) in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. Holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of 9% of the liquidation amount of $25 per Preferred Security, payable quarterly. The proceeds from the sale of the Preferred Securities were invested in 9% Junior Subordinated Debentures of Fremont General (“the Junior Subordinated Debentures”). The Junior Subordinated Debentures are the sole asset of the Trust.
Under FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” Fremont General is not considered the primary beneficiary of the Trust. Therefore, instead of the Preferred Securities, the Junior Subordinated Debentures are reflected on the Company’s balance sheets.
The $100 million in Preferred Securities will be redeemed at par upon maturity of the Junior Subordinated Debentures in 2026, subject to the election available to Fremont General to extend the maturity up to 2045, and they may be redeemed, in whole or in part, at any time. Fremont General has the right to defer payments of interest on the Junior Subordinated Debentures, at any time, for up to 20 consecutive quarters. If interest payments on the Junior Subordinated Debentures are so deferred, distribution on the Preferred Securities will also be deferred; Fremont General would also generally not be able to declare or pay dividends, or make any distribution, redemption, purchase or acquisition, with respect to its common stock.
The Junior Subordinated Debentures are subordinate and junior to all senior indebtedness of Fremont General. (See Note 13.) Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by Fremont General to the extent that the Trust has funds available to make such payments. Interest expense on the Junior Subordinated Debentures was $9.3 million in both 2005 and 2004. Trust distributions of $9.0 million in 2003 were included in interest expense.
F-34    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 — Deposits
Deposits are insured by the FDIC and are summarized below by type with respective interest rate ranges as of December 31:

	2005		2004		2003

		Interest		Interest		Interest
	Balances	Rates	Balances	Rates	Balances	Rates

	(Thousands of dollars, except percents)
Savings and money market deposit accounts	$1,550,267	1.98%-3.44%	$1,791,450	1.49%-2.23%	$1,656,607	1.73%-1.99%
Certificates of deposit:
Under $100,000	4,048,797	1.69%-6.06%	3,630,018	1.69%-6.77%	2,515,173	1.59%-6.77%
$100,000 and over	3,002,929	1.59%-6.05%	2,125,512	1.40%-6.77%	2,461,386	0.85%-6.63%

	$8,601,993		$7,546,980		$6,633,166

As of December 31, 2005, the weighted-average interest rate for savings and money market deposit accounts was 3.40% and for certificates of deposit it was 4.03%. The weighted-average interest rate for all deposits at December 31, 2005 was 3.92%.
The certificates of deposit outstanding at December 31, 2005, mature as follows (thousands of dollars):

2006	$6,954,229
2007	44,033
2008	17,547
2009	35,476
2010	441

$7,051,726

Of the total certificates of deposit outstanding at December 31, 2005, $1.23 billion were obtained through brokers.
Fremont General Corporation 2005 Financial Statements     F-35

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
The table below summarizes the Company’s certificates of deposit as of December 31, 2005, which are in amounts of $100,000 or more, by maturity and by type.

	Certificates of Deposit $100,000 or more, maturing

	3 months	Over 3 through	Over 6 through	Over 12
	or less	6 months	12 months	Months	Total

	(Thousands of dollars)
Retail	$649,142	$795,395	$276,753	$12,144	$1,733,434
IRAs	10,790	19,538	10,989	342	41,659
Brokered	848,340	329,266	–	50,230	1,227,836

	$1,508,272	$1,144,199	$287,742	$62,716	$3,002,929

Interest expense on deposits is summarized as follows:

	Year Ended December 31,

	2005	2004	2003

	(Thousands of dollars)
Savings and money market deposit accounts	$45,493	$35,694	$28,605
Certificates of deposit	217,603	116,036	99,394
Penalties for early withdrawal	(485)	(245)	(208)

	$262,611	$151,485	$127,791

Total interest payments on deposits were $259.9 million, $151.7 million, and $124.3 million in 2005, 2004 and 2003, respectively.
Note 16 — Warehouse Lines of Credit
FIL has established four separate warehouse lines of credit to facilitate the funding of residential real estate loans prior to their sale or securitization. The total funding capacity available at December 31, 2005 under the four facilities was $3.00 billion, of which $2.25 billion was committed. There were no amounts outstanding on these facilities at December 31, 2005. The four facilities are summarized as follows:

•	$1 billion master repurchase facility ($500 million committed) with Goldman Sachs Mortgage Company expiring in February 2007, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.40%.

•	$1 billion master loan and security facility ($1 billion committed) with Greenwich Capital Financial Products expiring in September 2006, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.40%.

•	$500 million master repurchase facility ($500 million committed) with Credit Suisse First Boston Mortgage Capital expiring in April 2006, secured by certain residential real estate loans held for sale, interest at overnight LIBOR plus a margin of 0.35%.
F-36    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements

•	$500 million master repurchase facility ($250 million committed) with Lehman Brothers Bank expiring in December 2006, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.40%.
Borrowings, if any, under each of the facilities are secured by loans held for sale as pledged by FIL. Each of the facilities is subject to certain conditions, including but not limited to, financial and other covenants including the maintenance of certain capital and liquidity levels. At December 31, 2005 FIL was in compliance with all financial and other covenants related to these facilities. It is expected that the warehouse financing lines will be renewed or replaced. Total commitment fees and interest payments on amounts outstanding under the warehouse lines of credit were $6.9 million and $668,000 in 2005 and 2004, respectively; there were no warehouse lines of credit in place prior to 2003.
Note 17 — Advances from the FHLB and Federal Reserve
FIL is a member of the Federal Home Loan Bank (“FHLB”) system, and as such maintains a credit line with the FHLB of San Francisco that is based upon a percentage of its total regulatory assets, subject to collateralization requirements and certain collateral sub-limits. Advances are primarily collateralized by the residential real estate loans held for sale, and to a lesser extent, by commercial loans held for investment. The maximum amount of credit which the FHLB will extend varies from time to time in accordance with their policies. FIL’s maximum financing availability, based upon its level of regulatory assets and subject to the amount and type of collateral pledged and their respective advance rates, was $3.78 billion as of December 31, 2005. At December 31, 2005 and 2004, FIL had an approximate maximum borrowing capacity based on its pledged loan collateral of $1.99 billion and $2.11 billion, respectively, with outstanding borrowings of $949.0 million and $900.0 million, respectively, from the FHLB of San Francisco. All borrowings mature within one year. FIL pledged loans with a carrying value of $2.22 billion and $2.37 billion at December 31, 2005 and 2004, respectively, to secure the current and any future borrowings. FIL’s borrowing capacity can be used to borrow under various FHLB loan programs, including adjustable and fixed-rate financing, for periods ranging from one day to 30 years, with a variety of interest rate structures available. The weighted-average interest rate on the amount outstanding at December 31, 2005 was 3.78%. The borrowing capacity has no commitment fees or cost, requires minimum levels of investment in FHLB stock (FIL receives dividend income on its investment in FHLB stock), can be withdrawn by the FHLB if there is any significant change in the financial or operating condition of FIL and is conditional upon FIL’s compliance with certain agreements covering advances, collateral maintenance, eligibility and documentation requirements. At December 31, 2005 and 2004, FIL was in compliance with all requirements of its FHLB credit facility.
The FHLB amount outstanding at December 31, 2005 was $949.0 million with a weighted average interest rate of 3.78%, maturing in 2006.
Total interest payments on advances from the FHLB were $44.7 million, $25.1 million, and $25.2 million in 2005, 2004 and 2003, respectively.
FIL has a line of credit with the Federal Reserve Bank of San Francisco (“Federal Reserve”), and at December 31, 2005 and 2004 had a borrowing capacity, based upon collateral pledged, of $442.3 million and $159.0 million, respectively, with no outstanding borrowings at December 31, 2005 or 2004. FIL pledged loans with a carrying value of $589.7 million and $212.1 million at December 31, 2005 and 2004, respectively, to the
Fremont General Corporation 2005 Financial Statements     F-37

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Federal Reserve. This line of credit may be utilized when all other sources of funds are not reasonably available, and such advances are made with the expectation that they will be repaid when the availability of the usual source of funds is restored, usually the next business day.
Note 18 — Other Liabilities
The following table details the composition of the Company’s other liabilities as of the dates indicated:

	December 31,

	2005	2004

	(Thousands of dollars)
Accrued incentive compensation	$56,553	$74,671
Deferred compensation obligation	50,300	33,495
Accounts payable	35,379	22,950
Accrued Employee Stock Ownership Plan expense	29,596	29,892
State income tax liability	27,860	50,887
Borrower escrow collections payable	23,620	23,091
Premium recapture and repurchase reserves	18,815	12,310
Interest payable	18,241	12,755
Borrower principal and interest due investors	13,209	11,591
Federal income tax liability	(12,586)	50,652
Other	36,929	39,237

Total other liabilities	$297,916	$361,531

Note 19 — Stockholders’ Equity
Fremont General is authorized to issue up to 2,000,000 shares of $.01 par value preferred stock; however, none have been issued. During 2005 and 2004, Fremont General issued 694,000 and 1,384,000 common shares with a fair value of $15.9 million and $33.5 million, respectively, to fund employee benefit and stock-based compensation programs.
Stock award plans are provided for the benefit of certain key members of management that authorize up to 11,159,000 shares of either stock rights or stock options to be allocable to participants. An aggregate of 694,000, 438,000 and 20,000 shares of restricted stock were awarded at a weighted-average fair value of $22.98, $19.71 and $16.20 in 2005, 2004, and 2003, respectively. Restricted stock awards are amortized to compensation expense over the service period of the awards that vary from two to ten years. Amortization expense amounted to $15.6 million, $10.8 million and $11.8 million for 2005, 2004 and 2003, respectively. Unamortized amounts are reported as deferred compensation in the consolidated balance sheets.
During the years 1993 to 1997, stock options were granted at exercise prices equal to the fair value of the stock on the date of grant. Grantees vested at the rate of 25% per year beginning on the first anniversary of the grants that expire after ten years. Stock option grants were accounted for in accordance with the intrinsic value method and, accordingly, no compensation expense was recognized. For the applicable years, additional disclosure was provided regarding the pro forma effects on earnings per share calculated as if the recognition
F-38    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
and measurements provisions of the fair value method had been adopted. However, no such pro forma disclosure is applicable for the years ended December 31, 2005, 2004 and 2003.

		Weighted
	Number of	Average
	Shares	Exercise Price

Shares outstanding and exercisable:
Balance at January 1, 2003	1,703,890	$13.44
Exercised	(269,394)	7.87
Forfeited	(20,000)	14.00

Balance at December 31, 2003	1,414,496	14.49
Exercised	(946,496)	14.27

Balance at December 31, 2004	468,000	14.94
Exercised	–	–

Balance at December 31, 2005	468,000	14.94

The exercise price of the option shares outstanding at December 31, 2005 was $14.94 with a remaining contractual life of 1.12 years.
The Company periodically contributes cash to an employee benefits trust (“GSOP”) in order to pre-fund contributions to various employee benefit plans (e.g., 401(k) match, Employee Stock Ownership Plan contribution, etc.). The Company consolidates the GSOP under the provisions of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities. The GSOP uses the contributed cash to acquire shares of the Company’s common stock and the shares held by the GSOP are recorded at fair value and treated as treasury stock for purposes of calculating the Company’s basic and diluted earnings per share.
The Company also maintains a Supplemental Executive Retirement Plan (“SERP”) and Excess Benefit Plan (“EBP”); both of which are deferred compensation plans designed to provide certain employees the ability to receive benefits that would be otherwise lost under the Company’s qualified retirement plans due to statutory or other limits on salary deferral and matching contributions.
The following table details the composition of the Company’s deferred compensation balance at December 31:

	2005	2004

	(Thousands of dollars)
Unamortized restricted stock awards	$20,902	$26,183
SERP and EBP	16,831	11,865
GSOP	5,624	20,868

Total deferred compensation	$43,357	$58,916

The payment of dividends on Fremont General’s common stock, if any, is at the discretion of the Board of Directors. The payment of common stock dividends is subordinate to the payment of the cash distributions on
Fremont General Corporation 2005 Financial Statements     F-39

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
the Preferred Securities (See Note 14). Pursuant to the terms of the Preferred Securities, any non-payment or deferral of scheduled distributions precludes the payment of dividends on the Company’s common stock. During 2005 and 2004, the Company declared dividends to stockholders of $25.4 million and $18.2 million, respectively. On March 8, 2006, the Board of Directors declared a quarterly dividend of $0.11 per common share, payable April 28, 2006 to holders of record on March 31, 2006.
Unrealized gains or losses on the Company’s investment securities and residual interests in securitized loans (which are classified as available-for-sale instruments) are included in other comprehensive income.
Note 20 — Employee Benefit Plans
The Company sponsors a 401(k) Plan and an Employee Stock Ownership Plan (“ESOP”) that cover substantially all employees with at least one year of service. Contribution expense for these plans amounted to $42.7 million, $38.8 million and $30.3 million for 2005, 2004 and 2003, respectively, of which $29.9 million, $28.4 million, and $24.8 million related to the ESOP. Contributions to the ESOP, which relate to 2005, 2004 and 2003, were $19.9 million, $18.3 million and $12.7 million, respectively. The contributions, which are generally discretionary, are based on total compensation of the participants. The Company’s ESOP is a non-leveraged plan. The shares it holds are treated as outstanding in computing the Company’s basic and fully diluted earnings per share with all dividends on shares held charged to retained earnings.
Note 21 — Industrial Bank Regulatory Capital
FIL is subject to various regulatory capital requirements under California and Federal regulations. Failure to meet minimum capital requirements can result in regulatory agencies initiating certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FIL must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. FIL’s capital amounts, its ability to make dividends and other requirements and classifications are also subject to qualitative judgments by its regulators about components, risk weightings and other factors. Banking institutions that are experiencing or anticipating significant growth are generally expected to maintain capital ratios above minimum levels.
As of December 31, 2005 and 2004, FIL’s regulatory capital exceeded all minimum requirements to which it is subject and the most recent notification from the FDIC categorized FIL as “well-capitalized”. To be categorized as well-capitalized, the institution must maintain capital ratios as set forth in the following table; the FDIC and FIL, however, have agreed that FIL will maintain a Tier-1 Leverage Ratio of at least 8.5%. There have been no conditions or events since that notification that management believes have changed FIL’s categorization as well-capitalized. As of December 31, 2005, FIL’s Tier-1 Leverage Ratio was 12.59%. Management does not anticipate any difficulties in maintaining a Tier-1 Leverage Ratio of at least 8.5%. FIL’s actual regulatory amounts and the
F-40    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
related standard regulatory minimum ratios required to qualify as well-capitalized are detailed in the table below.

	December 31, 2005		December 31, 2004

	Minimum	Actual	Minimum	Actual
	Required	Ratio	Required	Ratio

Tier-1 Leverage Capital	5.00%	12.59%	5.00%	12.71%
Risk-Based Capital:
Tier-1	6.00%	14.15%	6.00%	15.19%
Total	10.00%	15.52%	10.00%	16.46%
Regulatory capital is assessed for adequacy by three measures: Tier-1 Leverage Capital, Tier-1 Risk-Based Capital and Total Risk-Based Capital. FIL’s Tier-1 Leverage Capital includes common stockholder’s equity, a certain portion of its mortgage servicing rights not includable in regulatory capital and other adjustments. Tier-1 Leverage Capital is measured with respect to average assets during the quarter. The Tier-1 Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter. FIL’s Total Risk-Based Capital includes the allowable amount of its allowance for loan losses (the allowable amount includable is limited to 1.25% of gross risk-weighted assets). The Total Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter.
During the third quarter of 2005, the Company identified that its interpretation for the calculation of risk-weighted assets was not complete. Previously, the Company had not incorporated the unfunded portion of its commercial real estate loan commitments into its risk-weighted assets calculation. As of December 31, 2005, and for all prior periods presented, the Company has included the risk-weighted effect of these unfunded commitments into its Tier-1 Risk-Based and Total Risk-Based Capital ratios. Included in these unfunded commitments are amounts for loan transactions for which the unfunded portion is not currently available to the borrower based upon the level of progress of the underlying commercial real estate project. The impact upon the Tier-1 Risk-Based and Total Risk-Based Capital ratios in prior periods did not change FIL’s categorization as “well-capitalized” and there is no impact upon the Tier-1 Leverage ratio.
Fremont General Corporation 2005 Financial Statements     F-41

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
The following table details the calculation of the respective capital amounts at FIL at December 31, 2005 and 2004:

	December 31,

	2005	2004

	(Thousands of dollars)
Common stockholder’s equity at FIL	$1,550,049	$1,239,701
Less:
Disallowed portion of mortgage servicing rights	–	(1,800)
Unrealized gains on available-for-sale securities	(364)	(1,413)

Total Tier-1 Capital	1,549,685	1,236,488
Add:
Allowable portion of the allowance for loan losses	149,735	92,178

Total Risk-Based Capital (Tier-1 and Tier-2)	$1,699,420	$1,328,666

Note 22 — Discontinued Insurance Operations in Regulatory Liquidation
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
F-42    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 23 — Commitments and Contingencies
The Company is a defendant in a number of legal actions arising in the ordinary course of business and from the discontinuance of the insurance operations. Management and its legal counsel are of the opinion that the settlement of these actions, individually or in the aggregate, will not have a material effect on the Company’s business, financial position or results of operations.
Fremont Indemnity Company (in Liquidation) v. Fremont General Corporation et al.:
On June 2, 2004, the State of California Insurance Commissioner John Garamendi (the “Commissioner”), as statutory liquidator of Fremont Indemnity Company (“Fremont Indemnity”), filed suit in Los Angeles Superior Court against Fremont General alleging the improper utilization by Fremont General of certain net operating loss deductions (“NOLs”) allegedly belonging to its Fremont Indemnity subsidiary (the “Fremont Indemnity case”). This complaint involves issues that Fremont General considers were resolved in an agreement among the California Department of Insurance, Fremont Indemnity and Fremont General (the “Letter Agreement”). The Letter Agreement, dated July 2, 2002, was executed on behalf of the California Department of Insurance by the Honorable Harry Low, the State of California Insurance Commissioner at that time. Fremont General has honored all of its obligations under the Letter Agreement. On July 16, 2004, the Commissioner filed a First Amended Complaint (“FAC”) adding a cause of action for concealment of an alleged reinsurance dispute and is seeking to rescind the Letter Agreement.
On January 25, 2005, the Company’s motions to dismiss the lawsuit brought by the Commissioner, on behalf of Fremont Indemnity, against the Company were argued and heard before the Superior Court of the State of California (the “Court”). On January 26, 2005 the Court issued its rulings dismissing all the causes of action in the FAC without leave to amend, except for the cause of action for alleged concealment by Fremont General of a potential reinsurance dispute, which was dismissed with leave to amend. The Court also found that the Company had properly utilized the NOLs in accordance with the Letter Agreement. In addition, the Court rejected the Commissioner’s request for findings that the Company’s use of the NOLs and worthless stock deduction were voidable preferences and/or fraudulent transfers. The Court also rejected the Commissioner’s request for injunctive relief to force the Company to amend its prior consolidated income tax returns to remove and forgo the worthless stock deduction for its investment in Fremont Indemnity.
On May 2, 2005 the Commissioner filed a Second Amended Complaint (“SAC”) with regard to the 7th cause of action on behalf of Fremont Indemnity against the Company alleging intentional misrepresentation, concealment and promissory fraud, which induced the Commissioner to first enter into the Letter Agreement. On July 15, 2005, the Court dismissed the SAC with 20 days leave to amend. On August 4, 2005, the Commissioner filed a Third Amended Complaint (“TAC”) again alleging intentional misrepresentation, concealment and promissory fraud.
On November 22, 2005, the Court dismissed the remaining cause of action in the TAC, finding that the “Plaintiff still failed to plead any affirmative misrepresentation which is actionable.” The Court also found that the “pleading is inadequate as to damage allegations.” This ruling by the Court dismisses the only remaining cause of action in the lawsuit originally brought by the Commissioner on behalf of Fremont Indemnity against Fremont General, first reported on June 17, 2004. The Commissioner has filed a Notice of Appeal to the Court’s dismissal of the complaint. The Company continues to believe that this lawsuit is without merit.
Fremont General Corporation 2005 Financial Statements     F-43

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Fremont Indemnity Company (in Liquidation as Successor in Interest to Comstock Insurance Company) v. Fremont General Corporation et al.:
The Commissioner filed an additional and separate complaint against Fremont General on behalf of Fremont Indemnity as successor in interest to Comstock Insurance Company (“Comstock”), a former affiliate of Fremont Indemnity, which was subsequently merged into Fremont Indemnity. This case alleged similar causes of action regarding the usage of the NOLs as in the Fremont Indemnity case as well as improper transactions with other insurance subsidiaries and affiliates of Fremont Indemnity. This matter was deemed a related case to the Fremont Indemnity case. On April 22, 2005, the Court dismissed, without leave to amend, the entire complaint. This ruling does not address or necessarily have legal effect on the related Fremont Indemnity case. The Commissioner has filed an Appeal to the Court’s dismissal of the complaint. The Company continues to believe that this lawsuit is without merit.
Gerling Global Reinsurance Corporation of America v. Fremont General Corporation et al.:
On July 27, 2005, Gerling Global Reinsurance Corporation of America (“Gerling”) filed a lawsuit in Federal District Court (the “Court”) against Fremont General arising out of a reinsurance treaty between Gerling and Fremont Indemnity alleging 1) Fraud/ Intentional Misrepresentation and Concealment; 2) Breach of Fiduciary Duty; 3) Willful and Wanton Misconduct; 4) Negligent Misrepresentation; 5) Gross Negligence; 6) Tortuous Interference with Contract; 7) Unjust Enrichment; and 8) Breach of Contract for allegedly improper underwriting practices by Fremont Indemnity during 1998 and 1999. In October 2005, Gerling filed a First Amended Complaint (“FAC”) alleging 1) Fraud/ Intentional Misrepresentation and Concealment; 2) Inducement to Breach and Breach of Fiduciary Duty and Duty of Utmost Good Faith; 3) Willful and Wanton Misconduct; 4) Negligent Misrepresentation; 5) Gross Negligence; 6) Tortuous Interference with Contract; 7) Unjust Enrichment; and 8) Inducement to Breach and Breach of Contract.
On December 12, 2005, the Company’s Motion to Dismiss the FAC were argued and heard before the Court. On December 15, the Court issued its Order dismissing with prejudice Gerling’s Third through Sixth Causes of Action, which asserted claims for Willful and Wanton Misconduct, Negligent Misrepresentation, Gross Negligence and Tortuous Interference with Contract, and also dismissed with prejudice that part of Gerling’s Eighth Cause of Action that alleged Inducement to Breach of Contract. The Court also dismissed the Breach of Contract claim, but granted Gerling leave to replead that claim.
In January 2006, Gerling filed a Second Amended Complaint (“SAC”) alleging 1) Fraud/Intentional Misrepresentation and Concealment; 2) Breach of Fiduciary Duty and Duty of Utmost Good Faith; 3) Unjust Enrichment; and 4) Breach of Contract. On March 6th, the Company’s Motion to Dismiss this SAC were argued and heard before the Court. On its own motion, the Court converted the Motion to Dismiss to a Motion for Summary Judgment and ordered that it be reset for hearing following limited discovery on the statute of limitations issues raised in the Motion. In any event, the Company continues to believe that this lawsuit is without merit.
Total rental expense for facilities and equipment under operating leases for 2005, 2004 and 2003, was $16.5 million, $10.2 million and $7.7 million respectively. The Company leases office facilities and certain equipment under non-cancelable operating leases, the terms of which range from one to ten years. Certain leases provide for an increase in the basic rental to compensate the lessor for increases in operating and maintenance costs. The leases may also provide renewal options.
F-44    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Under present operating leases, rental commitments are summarized in the following table (thousands of dollars):

2006	$17,182
2007	16,815
2008	15,663
2009	13,321
2010	8,128
Thereafter	20,622

$91,731

The Company retains the right in its securitization transactions to call the securities when the outstanding balance of loans in the securitization trust declines to a specific level, typically 10% of the original balance. Management expects that the Company may exercise its clean-up call option. The loans acquired via the clean-up call may be then either sold or put into the Company’s loan portfolio. While it is expected that most loans acquired in a clean-up call can be sold for gains or retained as attractive portfolio investments, a portion of the loans are expected to be non-performing and thus, it is possible that non-performing loans may increase temporarily between the time of the call exercise and the disposition of the loans.
The Company, in relation to one of its commercial real estate lending transactions, has participated in a standby letter of credit which represents a conditional obligation of the Company; this letter of credit guarantees the performance of a borrower to a third party in the amount of approximately $17.5 million.

Note 24 —	Fair Values of Financial Instruments
The Company used the following methods and assumptions to estimate the fair value of each class of financial instrument at December 31, 2005 and 2004:

•	Cash and cash equivalents: The carrying amount approximates fair value.

•	Investment securities: Fair values are estimated from certain valuation comparisons as well as from quoted market prices.

•	FHLB stock: The carrying amount of the investment in FHLB stock represents fair value. FHLB stock does not have a readily determinable fair value, but can be sold back to the FHLB at its par value with stated notice.

•	Loans held for sale: The estimated fair value of loans held for sale is based upon available information from recent sales of similar pools of loans.

•	Loans held for investment: For loans receivable with variable rates, the carrying amount is deemed to approximate fair value. The fair values of fixed rate real estate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for similar loans to borrowers with similar credit profiles.
Fremont General Corporation 2005 Financial Statements     F-45

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements

•	Mortgage servicing rights: Fair value is estimated using projected cash flows, adjusted for the effects of anticipated prepayments, using a discount rate considered commensurate with the risk associated with the cash flows.

•	Residual interests in securitized loans: Fair value is estimated using discounted cash flow analyses using a discount rate considered commensurate with the risk associated with the cash flows.

•	Derivative instruments: Fair value is estimated based upon quoted market indicatives and internal discounted cash flow analyses.

•	Deposits: The carrying amounts of deposits for savings and money market accounts are deemed to approximate fair value. The fair values of certificates of deposit are estimated utilizing discounted cash flow analyses, using interest rates currently being offered for similar deposits.

•	FHLB advances: The fair value of advances from the FHLB is estimated by applying discounted cash flow analyses, utilizing interest rates offered by the FHLB as of the respective balance sheet date for borrowings of similar maturities.

•	Senior Notes: Fair values are based on the latest market trade price.

•	LYONs: Fair values are based on quoted market prices.

•	Junior Subordinated Debentures: Fair values are based on quoted market prices of related Preferred Securities.
F-46    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
The carrying amounts and fair values of the Company’s financial instruments at December 31, are summarized in the following table:

	2005		2004

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(Thousands of dollars)
Assets
Cash and cash equivalents (Note 2)	$768,643	$768,643	$904,975	$904,975
Investment securities available-for-sale (Note 3)	17,527	17,527	1,236	1,236
FHLB stock	136,018	136,018	77,127	77,127
Loans held for sale — net (Note 4)	5,423,109	5,435,748	5,454,692	5,592,473
Loans held for investment — net (Note 5)	4,603,063	4,603,164	3,313,089	3,330,168
Mortgage servicing rights (Note 7)	46,022	57,395	18,002	18,002
Residual interests in securitized loans (Note 8)	170,723	170,723	15,774	15,774
Interest rate lock commitments (Note 9)	418	418	(1,100)	(1,100)

Liabilities
Deposits (Note 1 and 15)	8,601,993	8,601,522	7,546,980	7,555,522
FHLB advances (Note 17)	949,000	946,540	900,000	894,012
Forward sales commitments (Note 9)	1,479	1,479	(2,739)	(2,739)
Interest rate cap contract (Note 9)	340	340	–	–
Senior Notes due 2009 (Note 13)	175,305	177,165	180,133	184,852
LYONs (Note 13)	–	–	611	689
Junior Subordinated Debentures (Note 14)	103,093	104,371	103,093	105,979
Fremont General Corporation 2005 Financial Statements     F-47

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 25 — Parent Company Only Condensed Financial Statements
Condensed Balance Sheets

	December 31,

	2005	2004

	(Thousands of dollars)
Assets
Cash and cash equivalents	$103,280	$147,701
Investment in subsidiaries	1,596,762	1,236,230
Deferred income taxes	83,235	155,529
Other assets	37,760	45,256

Total Assets	$1,821,037	$1,584,716

Liabilities
Senior Notes due 2009	$175,305	$180,133
Liquid Yield Option Notes due 2013 (“LYONs”)	–	611
Junior Subordinated Debentures	103,093	103,093
Other liabilities	185,833	287,231

Total Liabilities	464,231	571,068
Total Stockholders’ Equity	1,356,806	1,013,648

Total Liabilities and Stockholders’ Equity	$1,821,037	$1,584,716

F-48    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Condensed Statements of Income

	Year Ended December 31,

	2005	2004	2003

	(Thousands of dollars)
Revenues
Dividends from consolidated subsidiaries	$–	$–	$278
Interest income	4,415	3,012	2,700
Loss on extinguishment of debt	(55)	(105)	(1)
Other	(164)	4,499	84

Total Revenues	4,196	7,406	3,061
Expenses
Interest expense:
Senior Notes	14,582	15,347	18,377
Junior Subordinated Debentures	9,278	9,278	9,278
LYONs and other	14	33	409
General and administrative	37,376	54,002	39,990

Total Expenses	61,250	78,660	68,054

	(57,054)	(71,254)	(64,993)
Income tax benefit	(37,668)	(21,137)	(20,408)

Loss before equity in undistributed income of subsidiary companies and discontinued insurance operations	(19,386)	(50,117)	(44,585)
Equity in undistributed income of subsidiary companies	347,334	403,873	256,538

Net income from continuing operations	327,948	353,756	211,953
Discontinued insurance operations	–	–	44,308

Net Income	$327,948	$353,756	$256,261

Fremont General Corporation 2005 Financial Statements     F-49

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Condensed Statements of Cash Flows

	Year Ended December 31,

	2005	2004	2003

	(Thousands of dollars)
Operating Activities
Net Cash Provided by Operating Activities	$11,466	$83,616	$166,360
Investing Activities
Contributions to subsidiary	–	–	(15,000)
Capital contributions to discontinued insurance operations	–	–	(8,625)
Distribution from subsidiary	–	–	19,700
Purchase of premises and equipment	(734)	(4,930)	(87)

Net Cash Used in Investing Activities	(734)	(4,930)	(4,012)
Financing Activities
Extinguishment of debt	(5,171)	(31,559)	(51,749)
Dividends paid	(23,073)	(16,613)	(10,516)
Stock options exercised	–	13,509	2,120
Net purchases of company stock for deferred compensation plans	(26,909)	(40,390)	(12,345)

Net Cash Used in Financing Activities	(55,153)	(75,053)	(72,490)

Increase (Decrease) in Cash and Cash Equivalents	(44,421)	3,633	89,858
Cash and cash equivalents at beginning of year	147,701	144,068	54,210

Cash and cash equivalents at end of year	$103,280	$147,701	$144,068

Note 26 —	Operations by Reportable Segment
The Company manages its operations based on the types of products and services offered by each of its strategic business units. Based on that approach the Company has grouped its products and services into two reportable segments — Commercial and Residential Real Estate.
The Commercial Real Estate segment originates its commercial real estate loans, which are primarily bridge and construction facilities, on a nationwide basis. These loans, which are held for investment, generate net interest income on the difference between the rates charged on the loans and the cost of borrowed funds.
The Residential Real Estate segment originates non-prime or sub-prime loans nationally through independent brokers on a wholesale basis. These loans are then primarily sold to third party investors on a servicing-released basis, or, to a lesser extent, securitized. Net interest income is recognized on these loans during the period that the Company holds them for sale. In addition, servicing income is realized on the loans that are originated.
F-50    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
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
Certain expenses that are centrally managed at the corporate level such as provision for income taxes and other general corporate expenses are excluded from the measure of segment profitability reviewed by management. Therefore, the Company has included these expenses along with the results of the Company’s retail banking operation, which does not meet the definition of a reportable segment, in the Corporate and Retail Banking category. Historical periods have been restated to conform to this presentation.
Intersegment eliminations shown in the table below relate to the credit allocated to the retail banking operations for operating funds provided to the two reportable segments.
Fremont General Corporation 2005 Financial Statements     F-51

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements

	Residential	Commercial	Corporate and	Intersegment	Total
	Real Estate	Real Estate	Retail Banking	Eliminations	Consolidated

		(Thousands of dollars)
Year ended December 31, 2005
Total revenues	$895,049	$333,220	$320,638	$(295,662)	$1,253,245
Net interest income	271,837	183,667	44,951	–	500,455
Provision for loan losses	6	3,984	(16)	–	3,974
Net gain on whole loan sales and securitizations of residential real estate loans	345,530	–	–	–	345,530
Mortgage servicing rights amortization	(21,341)	–	–	–	(21,341)
Compensation	(115,045)	(31,876)	(88,040)	–	(234,961)
Other non-interest expense	(47,677)	(3,791)	(52,347)	–	(103,815)
Income before income taxes	445,903	160,013	(56,973)	–	548,943
Total consolidated assets	5,666,152	4,652,705	1,165,256	–	11,484,113
Year ended December 31, 2004
Total revenues	$836,222	$303,833	$182,026	$(167,527)	$1,154,554
Net interest income	259,184	198,420	11,155	–	468,759
Provision for loan losses	4,439	1,948	455	–	6,842
Net gain on whole loan sales and securitizations of residential real estate loans	437,351	–	–	–	437,351
Mortgage servicing rights amortization	(10,202)	–	–	–	(10,202)
Compensation	(126,856)	(32,817)	(84,948)	–	(244,621)
Other non-interest expense	(36,489)	(14,427)	(44,337)	–	(95,253)
Income before income taxes	547,091	162,140	(107,561)	–	601,670
Total consolidated assets	5,510,080	3,349,272	1,246,644	–	10,105,996
Year ended December 31, 2003
Total revenues	$575,764	$313,054	$154,399	$(145,080)	$898,137
Net interest income	164,275	204,473	(5,038)	–	363,710
Provision for loan losses	(10,772)	(53,816)	(33,674)	–	(98,262)
Net gain on whole loan sales and securitizations of residential real estate loans	307,644	–	–	–	307,644
Mortgage servicing rights amortization	(1,050)	–	–	–	(1,050)
Compensation	(92,281)	(26,269)	(53,774)	–	(172,324)
Other non-interest expense	(24,105)	(14,145)	(31,339)	–	(69,589)
Income before income taxes	364,807	76,215	(76,901)	–	364,121
Total consolidated assets	4,478,961	3,833,480	1,212,846	–	9,525,287
F-52    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 27 — Earnings Per Share
Earnings per share have been computed based on the weighted-average number of shares. The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Net income from continuing operations (numerator for basic earnings per share)	$327,948	$353,756	$211,953
Effect of dilutive securities:
LYONs	8	19	78

Net income from continuing operations available to common stockholders after assumed conversions (numerator for diluted earnings per share)	$327,956	$353,775	$212,031

Weighted-average shares (denominator for basic earnings per share)	72,660	71,050	69,993
Effect of dilutive securities using the treasury stock method for restricted stock and stock options:
Restricted stock	1,177	1,507	1,156
Employee benefit plans	1,112	915	–
Stock options	97	141	44
LYONs	17	39	44

Dilutive potential common shares	2,403	2,602	1,244

Adjusted weighted-average shares and assumed conversions (denominator for diluted earnings per share)	75,063	73,652	71,237

Basic earnings per share from continuing operations	$4.51	$4.98	$3.03

Diluted earnings per share from continuing operations	$4.37	$4.80	$2.98

For additional disclosures regarding LYONs, stock options and restricted stock see Notes 13 and 19.
Fremont General Corporation 2005 Financial Statements     F-53

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 28 — Quarterly Results of Operations (Unaudited)

	Three Month Periods Ended

	March 31,	June 30,	September 30,	December 31,

	(Thousands of dollars, except per share data)
2005
Interest income:
Interest and fee income on loans:
Residential	$111,011	$125,763	$115,007	$133,241
Commercial	66,392	76,457	81,242	94,416
Other	99	85	(342)	(91)

	177,502	202,305	195,907	227,566
Interest income — other	4,422	8,645	12,107	12,704

	181,924	210,950	208,014	240,270
Interest expense:
Deposits	49,356	62,300	70,265	80,690
FHLB advances	7,506	12,213	10,411	17,665
Warehouse lines of credit	219	2,337	929	2,494
Senior Notes	3,650	3,651	3,650	3,631
Junior Subordinated Debentures	2,320	2,319	2,320	2,319
Other	121	168	91	78

	63,172	82,988	87,666	106,877
Net interest income	118,752	127,962	120,348	133,393
Provision for loan losses	1,036	(4,216)	(4,071)	3,277

Net interest income after provision for loan losses	117,716	132,178	124,419	130,116
Non-interest income:
Net gain (loss) on whole loan sales and securitizations of residential real estate loans	108,360	91,964	116,044	29,162
Loan servicing income	13,741	15,945	20,155	19,839
Mortgage servicing rights amortization and impairment provision	(4,904)	(4,807)	(6,588)	(3,000)
Impairment on residual assets	(1,218)	(572)	–	(509)
Other	3,927	6,040	4,602	3,906

	119,906	108,570	134,213	49,398
F-54    Fremont General Corporation 2005 Financial Statements

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements

	Three Month Periods Ended

	March 31,	June 30,	September 30,	December 31,

	(Thousands of dollars, except per share data)
Non-interest expense:
Compensation and related	59,280	55,654	61,851	58,176
Occupancy	6,935	6,942	7,412	7,508
Other	20,229	28,119	33,334	22,133

	86,444	90,715	102,597	87,817
Income before income taxes	151,178	150,033	156,035	91,697
Income tax expense	61,076	59,263	63,470	37,186

Net income	$90,102	$90,770	$92,565	$54,511

Earnings Per Share
Basic:	$1.26	$1.25	$1.27	$0.75
Diluted:	1.22	1.21	1.23	0.72
Cash Dividends Declared per Common Share	$0.07	$0.08	$0.08	$0.10

	Three Month Periods Ended

	March 31,	June 30,	September 30,	December 31,

	(Thousands of dollars, except per share data)
2004
Interest income:
Interest and fee income on loans:
Residential	$88,090	$95,003	$86,223	$96,879
Commercial	76,304	73,087	72,405	69,177
Other	109	165	111	111

	164,503	168,255	158,739	166,167
Interest income – other	2,204	2,774	4,165	4,517

	166,707	171,029	162,904	170,684
Interest expense:
Deposits	35,034	35,024	38,037	43,390
FHLB advances	7,417	8,331	4,787	4,557
Warehouse lines of credit	125	125	501	199
Senior Notes	4,208	3,765	3,691	3,683
Junior Subordinated Debentures	2,320	2,319	2,320	2,319
Other	40	60	64	249

	49,144	49,624	49,400	54,397
Net interest income	117,563	121,405	113,504	116,287
Provision for loan losses	16,399	146	(10,309)	(13,078)

Net interest income after provision for loan losses	101,164	121,259	123,813	129,365
Fremont General Corporation 2005 Financial Statements     F-55

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements

	Three Month Periods Ended

	March 31,	June 30,	September 30,	December 31,

	(Thousands of dollars, except per share data)
Non-interest income:
Net gain on whole loan sales and securitizations of residential real estate loans	122,196	127,050	89,366	98,739
Loan servicing income	6,539	7,630	11,712	10,586
Mortgage servicing rights amortization and impairment provision	(1,370)	(4,514)	(3,126)	(3,234)
Impairment on residual assets	–	–	–	(985)
Other	6,634	6,471	2,961	6,575

	133,999	136,637	100,913	111,681
Non-interest expense:
Compensation and related	67,184	68,046	50,950	58,441
Occupancy	3,526	3,552	4,404	5,805
Other	22,760	23,249	24,474	24,770

	93,470	94,847	79,828	89,016
Income before income taxes	141,693	163,049	144,898	152,030
Income tax expense	59,030	67,671	59,778	61,435

Net income	$82,663	$95,378	$85,120	$90,595

Earnings Per Share
Basic:	$1.16	$1.32	$1.18	$1.27
Diluted:	1.12	1.30	1.15	1.22
Cash Dividends Declared per Common Share	$0.05	$0.06	$0.06	$0.07
F-56    Fremont General Corporation 2005 Financial Statements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2006.

FREMONT GENERAL CORPORATION

By:	/s/ Patrick E. Lamb

Patrick E. Lamb
Title: Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

	Title	Date
Signature

/s/ James A. McIntyre James A. McIntyre	Chairman of the Board	March 14, 2006

/s/ Louis J. Rampino Louis J. Rampino	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2006

/s/ Wayne R. Bailey Wayne R. Bailey	Executive Vice President, Chief Operating Officer and Director	March 14, 2006

/s/ Patrick E. Lamb Patrick E. Lamb	Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	March 14, 2006

/s/ Thomas W. Hayes Thomas W. Hayes	Director	March 14, 2006

/s/ Robert F. Lewis Robert F. Lewis	Director	March 14, 2006

/s/ Russell K. Mayerfeld Russell K. Mayerfeld	Director	March 14, 2006

/s/ Dickinson C. Ross Dickinson C. Ross	Director	March 14, 2006
Fremont General Corporation 2005 Financial Statements  S-1