Form 10-Q
period 2006-03-31
FREMONT GENERAL CORP
filed 2006-05-10
CIK 38984

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

[ }    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.):

Large Accelerated Filer [X]   Accelerated Filer [ ]    Non-Accelerated Filer [ ]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                              SHARES OUTSTANDING
            CLASS                                               APRIL 28, 2006
Common Stock, $1.00 par value                                     77,885,542


--------------------------------------------------------------------------------

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                        PAGE NO.
ITEM   1.  Financial Statements

            Consolidated Balance Sheets
             March 31, 2006 (Unaudited) and December 31, 2005.........         3

            Consolidated Statements of Income
             Three Months Ended March 31, 2006 and 2005 (Unaudited)...         4

            Consolidated Statements of Changes in Stockholders' Equity
             March 31, 2006 and 2005 (Unaudited) .....................         5

            Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2006 and 2005 (Unaudited) ..         6

            Consolidated Statements of Comprehensive Income
             Three Months Ended March 31, 2006 and 2005 (Unaudited) ..         7

            Notes to Consolidated Financial Statements (Unaudited)....         8

ITEM   2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................        44

ITEM   3.  Quantitative and Qualitative Disclosures About Market Risk.        68

ITEM   4.  Controls and Procedures....................................        69


                           PART II - OTHER INFORMATION



ITEM   1.  Legal Proceedings..........................................        70

ITEM  1A.  Risk Factors...............................................        72

ITEM   2.  Unregistered Sales of Equity Securities and Use of Proceeds.       72

ITEM 3-5.  Not applicable

ITEM   6.  Exhibits...................................................        73

Signatures ...........................................................        74

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    2006              2005
                                                                                ------------      ------------
                                                                                 (UNAUDITED)
                                                                                    (THOUSANDS OF DOLLARS)

                                     ASSETS
Cash and cash equivalents ...................................................   $    590,553      $    768,643
Investment securities classified as available-for-sale at fair value ........         19,672            17,527
Federal Home Loan Bank ("FHLB") stock at cost ...............................        174,511           136,018
Loans held for sale - net ...................................................      6,612,783         5,423,109
Loans held for investment - net .............................................      5,202,026         4,603,063
Mortgage servicing rights - net .............................................         45,337            46,022
Residual interests in securitized loans at fair value .......................         90,236           170,723
Accrued interest receivable .................................................         54,179            42,123
Real estate owned ...........................................................         31,983            33,872
Premises and equipment - net ................................................         66,919            65,203
Deferred income taxes .......................................................        103,099            83,235
Other assets ................................................................         94,154            94,575
                                                                                ------------      ------------
  TOTAL ASSETS ..............................................................   $ 13,085,452      $ 11,484,113
                                                                                ============      ============

                                   LIABILITIES
Deposits:
  Savings accounts ..........................................................   $    933,604      $  1,103,993
  Money market deposit accounts .............................................        639,413           446,274
  Certificates of deposit ...................................................      7,683,963         7,051,726
                                                                                ------------      ------------
                                                                                   9,256,980         8,601,993

Warehouse lines of credit ...................................................        713,521                 -
Federal Home Loan Bank advances .............................................      1,198,000           949,000
Senior Notes due 2009 .......................................................        172,396           175,305
Junior Subordinated Debentures ..............................................        103,093           103,093
Other liabilities ...........................................................        263,477           297,916
                                                                                ------------      ------------
  TOTAL LIABILITIES .........................................................     11,707,467        10,127,307

Commitments and contingencies ...............................................              -                 -

                              STOCKHOLDERS' EQUITY

Preferred stock, par value $ .01 per share - Authorized: 2,000,000
  shares; none issued .......................................................              -                 -
Common stock, par value $1 per share - Authorized: 150,000,000 shares;
  Issued and outstanding: (2006 - 77,886,000 and 2005 - 77,497,000) .........         77,497            77,497
Additional paid-in capital ..................................................        324,638           341,800
Retained earnings ...........................................................        989,265           966,112
Deferred compensation .......................................................        (26,141)          (43,357)
Accumulated other comprehensive income ......................................         12,726            14,754
                                                                                ------------      ------------
  TOTAL STOCKHOLDERS' EQUITY ................................................      1,377,985         1,356,806
                                                                                ------------      ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................   $ 13,085,452      $ 11,484,113
                                                                                ============      ============

        The accompanying notes are an integral part of these statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                ------------------------
                                                                                   2006          2005
                                                                                ---------      ---------
                                                                                 (THOUSANDS OF DOLLARS,
                                                                                 EXCEPT PER SHARE DATA)

INTEREST INCOME:
  Interest and fee income on loans:
    Residential .............................................................   $ 139,670      $ 111,011
    Commercial ..............................................................     109,534         66,392
    Other ...................................................................          87             99
                                                                                ---------      ---------
                                                                                  249,291        177,502
  Interest income - other ...................................................      23,579          4,422
                                                                                ---------      ---------
                                                                                  272,870        181,924

INTEREST EXPENSE:
  Deposits ..................................................................      90,685         49,356
  FHLB advances .............................................................      20,656          7,506
  Warehouse lines of credit .................................................       1,637            219
  Senior Notes ..............................................................       3,546          3,650
  Junior Subordinated Debentures ............................................       2,320          2,320
  Other .....................................................................          36            121
                                                                                ---------      ---------
                                                                                  118,880         63,172

Net interest income .........................................................     153,990        118,752
Provision for loan losses ...................................................       3,881          1,036
                                                                                ---------      ---------
Net interest income after provision for loan losses .........................     150,109        117,716

NON-INTEREST INCOME:
  Net gain (loss) on whole loan sales and securitizations
    of residential real estate loans ........................................     (15,176)       108,360
  Loan servicing income .....................................................      21,349         13,741
  Mortgage servicing rights amortization and impairment provision ...........      (8,044)        (4,904)
  Impairment on residual assets .............................................           -         (1,218)
  Other .....................................................................       3,206          3,927
                                                                                ---------       --------
                                                                                    1,335        119,906

NON-INTEREST EXPENSE:
  Compensation and related ..................................................      59,410         59,280
  Occupancy .................................................................       7,630          6,935
  Other .....................................................................      31,256         20,229
                                                                                ---------       --------
                                                                                   98,296         86,444

INCOME BEFORE INCOME TAXES ..................................................      53,148        151,178
Income tax expense ..........................................................      21,461         61,076
                                                                                ---------       --------
NET INCOME ..................................................................   $  31,687       $ 90,102
                                                                                =========       ========


PER SHARE DATA:
  Basic .....................................................................   $    0.43       $   1.26
  Diluted ...................................................................        0.42           1.22

CASH DIVIDENDS DECLARED PER COMMON SHARE ....................................   $    0.11       $   0.07


        The accompanying notes are an integral part of these statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                                         ACCUMULATED
                                                             ADDITIONAL                                     OTHER
                                                  COMMON       PAID-IN      RETAINED      DEFERRED      COMPREHENSIVE
                                                   STOCK       CAPITAL      EARNINGS    COMPENSATION        INCOME         TOTAL
                                                 --------    ----------    ---------    ------------    -------------   -----------
                                                                             (THOUSANDS OF DOLLARS)

BALANCE AT DECEMBER 31, 2004 ..................  $ 77,241    $  330,328    $ 663,580    $    (58,916)   $       1,415   $ 1,013,648
  Net income ..................................         -             -       90,102               -                -        90,102
  Cash dividends declared - $0.07 per share ...         -             -       (5,352)              -                -        (5,352)
  Conversion of LYONs .........................         2            40            -               -                -            42
  Retirement of common stock ..................       (13)          (47)           -              60                -             -
  Shares issued, acquired or allocated
    for employee benefit plans ................       625        13,984            -         (37,603)               -       (22,994)
  Amortization of restricted stock ............         -             -            -           4,797                -         4,797
  Shares allocated to ESOP ....................         -        (1,368)           -          25,869                -        24,501
  Change in cost of common stock held in trust.         -             -            -          (6,067)               -        (6,067)
  Net change in unrealized gain on
    investments and residual interests,
    net of deferred taxes .....................         -             -            -               -             (891)         (891)
  Excess tax benefits relating to share-
    based payments ............................         -          2,382           -               -                -         2,382
  Other adjustments ...........................         -         (4,151)          -           4,151                -             -
                                                 --------    -----------   ---------    ------------    -------------   -----------
BALANCE AT MARCH 31, 2005                        $ 77,855    $   341,168   $ 748,330    $    (67,709)   $         524   $ 1,100,168
                                                 ========    ===========   =========    ============    =============   ===========



BALANCE AT DECEMBER 31, 2005 ..................  $ 77,497    $   341,800   $ 966,112    $    (43,357)   $      14,754   $ 1,356,806
  Net income ..................................         -              -      31,687               -                -        31,687
  Cash dividends declared - $0.11 per share ...         -              -      (8,534)              -                -        (8,534)
  Reclassification of deferred compensation
    for restricted stock ......................         -        (20,902)          -          20,902                -             -
  Shares issued, acquired or allocated
    for employee benefit plans ................         -           (250)          -         (25,679)               -       (25,929)
  Amortization of restricted stock ............         -          3,747           -               -                -         3,747
  Shares allocated to ESOP ....................         -         (1,370)          -          24,315                -        22,945
  Change in cost of common stock held in trust.         -              -           -          (2,759)               -        (2,759)
  Net change in unrealized gain on
    investments and residual interests,
    net of deferred taxes .....................         -              -           -               -           (2,028)       (2,028)
  Excess tax benefits relating to share-
    based payments ............................         -          2,050           -               -                -         2,050
  Other adjustments ...........................         -           (437)          -             437                -             -
                                                 --------    -----------   ---------    ------------    -------------   -----------
BALANCE AT MARCH 31, 2006 .....................  $ 77,497    $   324,638   $ 989,265    $    (26,141)   $      12,726   $ 1,377,985
                                                 ========    ===========   =========    ============    =============   ===========



        The accompanying notes are an integral part of these statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                -------------------------------
                                                                                    2006               2005
                                                                                ------------       ------------
                                                                                     (THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES
  Net income .................................................................  $     31,687       $     90,102
  Adjustments to reconcile net income to net cash used in operating activities:
    Provision for loan losses ................................................         3,881              1,036
    Provision for premium recapture, repurchase and valuation reserves
      of residential real estate loans held for sale .........................        33,232             14,277
    Premium refunds ..........................................................        (4,053)            (5,081)
    Change in mortgage servicing rights ......................................        (7,359)            (7,637)
    Change in residual interests in securitized loans ........................        77,220             (2,285)
    Cash from residual interests in securitized loans ........................        14,711              4,253
    Provision for deferred income taxes ......................................       (18,492)             8,710
    Depreciation, amortization, accretion and impairment of retained
     interests ...............................................................          (997)            12,703
    Compensation expense related to deferred compensation plans ..............         5,419              4,127
    Change in accrued interest ...............................................       (12,056)            (1,049)
    Change in other assets ...................................................         7,531            (20,023)
    Change in accounts payable and other liabilities .........................       (30,282)             8,689
                                                                                ------------       ------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE LOANS HELD FOR
        SALE ACTIVITY ........................................................       100,442            107,822
    Originations of residential loans held for sale ..........................    (8,539,144)        (7,761,672)
    Sale of and payments received from loans held for sale ...................     7,257,655          7,059,158
    Loan payments received for residential real estate loans held for sale ...        72,271             57,346
                                                                                ------------       -------------
       NET CASH USED IN OPERATING ACTIVITIES .................................    (1,108,776)          (537,346)


INVESTING ACTIVITIES
  Originations and advances funded for loans held for investment .............    (1,025,339)          (825,099)
  Payments received from and sales of loans held for investment ..............       425,438            493,032
  Maturities or repayments of investment securities available-for-sale .......            68                 98
  Net purchases of FHLB stock ................................................       (38,493)           (49,964)
  Purchases of premises and equipment ........................................        (6,595)            (6,482)
                                                                                ------------       ------------
       NET CASH USED IN INVESTING ACTIVITIES .................................      (644,921)          (388,415)

FINANCING ACTIVITIES
  Deposits accepted, net of repayments .......................................       654,987            214,168
  Warehouse lines borrowings, net of repayments ..............................       713,521                  -
  FHLB repayments, net of advances ...........................................       249,000            552,000
  Extinguishment of Senior Notes .............................................        (2,963)                 -
  Dividends paid .............................................................        (7,717)            (5,309)
  Excess tax benefits related to share-based payments ........................         2,050              2,382
  Purchase of company common stock for deferred compensation plans ...........       (33,271)           (30,286)
                                                                                ------------       ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES .............................     1,575,607            732,955

Decrease in cash and cash equivalents ........................................      (178,090)          (192,806)
     Cash and cash equivalents at beginning of period ........................       768,643            904,975
                                                                                ------------       ------------
Cash and cash equivalents at end of period ...................................  $    590,553       $    712,169
                                                                                ============       ============


        The accompanying notes are an integral part of these statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                  2006          2005
                                                                                --------      --------
                                                                                (THOUSANDS OF DOLLARS)

Net income ..................................................................   $ 31,687      $ 90,102
Other comprehensive income (loss):
  Net change in unrealized gains (losses) during the period:
    Residual interests in securitized loans .................................     (5,366)       (1,478)
    Investment securities ...................................................      1,966            (8)
                                                                                --------      --------
                                                                                  (3,400)       (1,486)
  Less income tax (benefit) .................................................     (1,372)         (595)
                                                                                --------      ---------
      Other comprehensive net income ........................................     (2,028)          (891)
                                                                                --------      ---------
Total comprehensive net income ..............................................   $ 29,659      $  89,211
                                                                                ========      =========


        The accompanying notes are an integral part of these statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1:    BASIS OF PRESENTATION

     Fremont General Corporation ("Fremont General" or when combined with its subsidiaries "the Company" or "we") is a financial services holding company. Fremont General's financial services operations are consolidated within Fremont General Credit Corporation ("FGCC"), which is engaged in commercial and residential (consumer) real estate lending nationwide through its California industrial bank subsidiary, Fremont Investment & Loan ("FIL"). FIL's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum legal limits.

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

     The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the interim financial statements have been included. The operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

     The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.


NOTE 2:    RECENT ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). This amended standard requires all entities to recognize compensation expense over the related vesting period in an amount equal to the fair value of share-based payments granted to employees. The Company adopted SFAS No. 123(R) as of January 1, 2006 on the modified prospective basis without any significant impact on the Company's financial position or results of operations. The primary impact of adopting SFAS No. 123(R) on the Company's financial statements was the reclassification of the deferred compensation balance as of December 31, 2005 ($20.9 million) related to its nonvested restricted shares to additional paid-in capital. (See Note 17)

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 requires a change in accounting principle to be retrospectively applied as of the beginning of the first period presented in the financial statements as if that principle had always been used, unless it is impracticable to do so. SFAS No. 154 applies to all voluntary changes in accounting principles as well as to changes required by accounting pronouncements that do not include specific transaction provisions. The Company adopted SFAS No. 154 as of January 1, 2006 without any significant impact on the Company's financial position or results of operations.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 requires companies to evaluate their interests in securitized financial assets and determine whether the interests are freestanding derivatives or hybrid financial instruments that may be subject to bifurcation. SFAS No. 155 provides companies with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Company does not believe the adoption of SFAS No. 155 will have a significant impact on the Company's financial position or results of operations.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 requires entities to separately recognize a servicing asset or liability when undertaking an obligation to service a financial asset under a servicing contract in certain situations, including a transfer of the servicer's financial assets that meets the requirements for sale accounting. Any such servicing assets or liabilities are required to be initially measured at fair value, if practicable.

     The Company currently values the mortgage servicing rights assets ("MSRs") associated with its residential real estate whole loan sales and securitizations (where servicing is retained) at the lower of cost or market. Likewise, the Company currently calculates its gain on whole loan sales and securitizations by allocating the carrying value of the existing held for sale loans to the assets retained based on their relative fair values at the date of the sale or securitization. The provisions of SFAS No. 156 may affect the future carrying value of the MSRs as well as the Company's gain on sale and securitizations; however, the Company does not believe the adoption of SFAS No. 156 will result in a significant impact on its financial position or results of operations. SFAS No. 156 is effective for the Company's fiscal year beginning January 1, 2007.


NOTE 3:    CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are summarized in the following table as of the dates indicated:


                                                                                MARCH 31,     DECEMBER 31,
                                                                                   2006          2005
                                                                                ---------     -----------
                                                                                  (THOUSANDS OF DOLLARS)

Cash on hand ................................................................   $     276     $       239
Non-interest bearing deposits in other financial institutions ...............     241,025          98,141
FHLB shareholder transaction account ........................................      69,816         214,237
Federal Reserve account .....................................................       3,427           2,829
U.S. Government Agency money market fund ....................................     150,000         350,000
Prime investment money market fund ..........................................      43,665          37,225
Market interest rate account ................................................          10              17
Commercial paper ............................................................      82,334          65,955
                                                                                ---------     -----------
Total cash and cash equivalents .............................................   $ 590,553     $   768,643
                                                                                =========     ===========

     The FHLB shareholder transaction account represents a short-term interest-bearing transaction account with the Federal Home Loan Bank of San Francisco. The Company's cash and cash equivalent balances were unrestricted as of March 31, 2006 and December 31, 2005.

NOTE 4:    INVESTMENT SECURITIES CLASSIFIED AS AVAILABLE-FOR-SALE

     The amortized cost, unrealized gains, unrealized losses and fair value of the Company's investment securities as of March 31, 2006 were as follows:


                                                      AMORTIZED      UNREALIZED      UNREALIZED       FAIR
                                                        COST           GAINS           LOSSES         VALUE
                                                      ---------      ----------      ----------      --------
                                                                       (THOUSANDS OF DOLLARS)

Mortgage-backed securities
  Agency ..........................................   $     768      $        6      $        -      $    774
  Private issue ...................................      16,930           1,968               -        18,898
                                                      ---------      ----------      ----------      --------
  Total available-for-sale securities .............   $  17,698      $    1,974      $        -      $ 19,672
                                                      =========      ==========      ==========      ========

     There were no realized gains or losses on the available-for-sale securities during the three months ended March 31, 2006. Unrealized gains or losses are included in other comprehensive income. The private issue securities are mortgage-backed securities retained from one of the Company's 2005 residential real estate loan securitization transactions.


NOTE 5:    LOANS HELD FOR SALE

     Loans held for sale consist solely of residential real estate loans (primarily first trust deeds, but also second trust deeds) which are aggregated prior to their sale and are carried at the lower of aggregate cost or estimated fair value. Estimated fair values are based upon current secondary market prices for loans with similar coupons, maturities and credit quality.

     The Company's residential real estate loans have loan terms for up to thirty years and are typically secured by first deeds of trust on single-family residences. The Company's residential real estate loans held for sale typically have a significant concentration (generally 80% or higher) of "hybrid" loans which have a fixed rate of interest for an initial period (generally two years) after origination, after which the interest rate is adjusted to a rate equal to the sum of six-month LIBOR and a margin as set forth in the mortgage note. The interest rate then adjusts at each six-month interval thereafter, subject to various initial, periodic and lifetime interest rate caps and floors. The loans are generally made to borrowers who do not satisfy all of the credit, documentation and other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac, and are commonly referred to as "sub-prime" or "non-prime."

The following table details the loans held for sale as of the dates indicated:


                                                                                 MARCH 31,      DECEMBER 31,
                                                                                   2006            2005
                                                                                -----------     -----------
                                                                                   (THOUSANDS OF DOLLARS)

Loan principal balance:
  1st trust deeds ..........................................................    $ 5,945,287     $ 4,792,976
  2nd trust deeds ..........................................................        662,574         611,104
                                                                                -----------     -----------
                                                                                  6,607,861       5,404,080
Net deferred direct origination costs ......................................         53,641          51,782
                                                                                -----------     -----------
                                                                                  6,661,502       5,455,862
Valuation reserve ..........................................................        (48,719)        (32,753)
                                                                                -----------     -----------
Loans held for sale - net ..................................................    $ 6,612,783     $ 5,423,109
                                                                                ===========     ===========

Loans held for sale on non-accrual status ..................................    $    26,562     $    16,736
                                                                                ===========     ===========

     Since most of the loans that are held for sale are sold within sixty days of origination, the amount of loans held for sale that are classified as non-accrual or become real estate owned, is generally small. A valuation reserve is maintained for certain non-performing loans and other loans held for sale based upon the Company's estimate of inherent losses. Provisions for the valuation reserve are charged against gain on sale of loans.

     In the ordinary course of business, as the loans held for sale are sold, the Company makes standard industry representations and warranties about the loans. The Company may have to subsequently repurchase certain loans due to defects that occurred in the origination of the loans. Such defects are categorized as documentation errors, underwriting errors, or fraud. In addition, the Company is generally required to repurchase loans that experience first payment defaults. If there are no such defects or early payment defaults, the Company has no commitment to repurchase loans sold or securitized. During the first quarter of 2006, the Company repurchased a total of $78.7 million in loans, as compared to $35.6 million for the first quarter of 2005. In addition, the Company re-priced $29.0 million and $40.5 million in loans for the first quarter of 2006 and 2005, respectively. Re-priced loans are loans that are subject to repurchase but which are settled at a reduced price. The Company maintains a reserve for the estimated losses expected to be realized when the repurchased loans are sold; this reserve is included in other liabilities and totaled $23.3 million and $14.6 million as of March 31, 2006 and December 31, 2005, respectively. Provisions for the repurchase reserve are charged against gain on sale of loans.

     The Company also maintains a reserve for premium recapture that represents the estimate of potential refunds of premiums received on previously completed loan sales (due to early loan prepayments or for certain loans repurchased from prior sales) that may occur under the provisions of the various agreements entered into for the sale of loans held for sale; this reserve totaled $2.9 million and $4.3 million as of March 31, 2006 and December 31, 2005, respectively, and is included in other liabilities. The gross premium percentage realized on whole loan sales and securitizations decreased to 1.21% from 1.37% for the quarters ended March 31, 2006 and December 31, 2005, respectively. The decrease in the premium recapture reserve is directionally consistent with the decrease in the gross premium percentage realized from the prior quarter. Provisions for the premium recapture reserve are charged against gain (loss)on sale of loans.


NOTE 6:    LOANS HELD FOR INVESTMENT

     Loans held for investment consists of the Company's commercial real estate loans. Commercial real estate loans, which are primarily variable rate (generally based upon six-month LIBOR and a margin), represent loans secured primarily by first mortgages on properties such as multi-family (condominium), office, retail, industrial, land development, mixed-use and lodging. The commercial real estate loans are primarily comprised of bridge and construction loans of relatively short duration (rarely more than five years in length of term and often shorter, such as two to three years).

     As of March 31, 2006, the Company had $3.43 billion in unfunded commitments for existing loans and $516.7 million in unfunded commitments for loans not yet booked, as compared to $3.40 billion and $410.5 million, respectively, as of December 31, 2005. Due to the variability in the timing of the funding of these unfunded commitments, and the extent to which they are ultimately funded, these amounts should not generally be used as a basis for predicting future outstanding loan balances.

     Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $266.0 million and $138.2 million as of March 31, 2006 and December 31, 2005, respectively. The Company's commercial real estate loans also include mezzanine loans (second mortgage loans, which are subordinate to the senior or first mortgage loans) in the amounts of $5.7 million and $5.6 million as of March 31, 2006 and December 31, 2005, respectively.

     The geographic dispersion of the Company's commercial real estate portfolio is as follows:


                                                     MARCH 31,      DECEMBER 31,
GEOGRAPHIC DISTRIBUTION                                2006            2005
                                                     ---------      -----------

California .......................................        22.9%            25.5%
Florida ..........................................        14.0%            11.5%
New York .........................................        13.3%            14.7%
Virginia .........................................         7.6%             6.6%
Arizona ..........................................         7.4%             6.7%
Hawaii ...........................................         4.3%             4.4%
District of Columbia .............................         4.2%             4.2%
Illinois .........................................         3.9%             4.3%
All other states .................................        22.4%            22.1%
                                                     ---------      -----------
                                                         100.0%           100.0%
                                                     =========      ===========

     The loans in the portfolio were distributed by property type as follows as of the dates indicated:

                                                     MARCH 31,      DECEMBER 31,
                                                       2006             2005
                                                     --------       -----------

Multi-family - Condominiums ......................         52%               48%
Land Development .................................         15%               15%
Office ...........................................         13%               14%
Retail ...........................................          6%                7%
Industrial .......................................          4%                4%
Commercial Mixed-Use .............................          3%                5%
Multi-family - Other .............................          3%                3%
Special Purpose ..................................          2%                2%
Hotels & Lodging .................................          2%                2%
                                                     --------        ----------
                                                          100%              100%
                                                     ========        ==========

     The Company does not currently carry any residential real estate loans held for investment. The following tables further detail the net loans held for investment as of the dates indicated:

                                                                                  MARCH 31, 2006
                                                                    -----------------------------------------
                                                                    COMMERCIAL
                                                                    REAL ESTATE        OTHER          TOTAL
                                                                    -----------       ------       -----------
                                                                              (THOUSANDS OF DOLLARS)


Loans outstanding ...............................................   $ 5,671,332       $ 8,043      $ 5,679,375
Participations sold .............................................      (265,982)            -         (265,982)
                                                                    -----------       -------      -----------
Loans outstanding, net of participations sold ...................     5,405,350         8,043        5,413,393
Unamortized deferred origination fees and costs .................       (50,578)            -          (50,578)
                                                                    -----------       -------      -----------
Loans outstanding before allowance for loan losses ..............     5,354,772         8,043        5,362,815
Allowance for loan losses .......................................      (160,713)          (76)        (160,789)
                                                                    -----------       -------      -----------
Loans held for investment - net .................................   $ 5,194,059       $ 7,967      $ 5,202,026
                                                                    ===========       =======      ===========

                                                                                 DECEMBER 31, 2005
                                                                    ------------------------------------------
                                                                    COMMERCIAL
                                                                    REAL ESTATE        OTHER          TOTAL
                                                                    -----------       ------       -----------
                                                                              (THOUSANDS OF DOLLARS)

Loans outstanding ...............................................   $ 4,940,460       $ 8,589      $ 4,949,049
Participations sold .............................................      (138,165)            -         (138,165)
                                                                    -----------       -------      -----------
Loans outstanding, net of participations sold ...................     4,802,295         8,589        4,810,884
Unamortized deferred origination fees and costs .................       (50,984)            -          (50,984)
                                                                     ----------       -------      -----------
Loans outstanding before allowance for loan losses ..............     4,751,311         8,589        4,759,900
Allowance for loan losses .......................................      (156,755)          (82)        (156,837)
                                                                     ----------       -------      -----------
Loans held for investment - net .................................   $ 4,594,556       $ 8,507      $ 4,603,063
                                                                    ===========       =======      ===========

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

                                                                                MARCH 31,       DECEMBER 31,
                                                                                  2006             2005
                                                                                --------        -----------
                                                                                   (THOUSANDS OF DOLLARS)

Non-accrual commercial real estate loans held for investment ................   $  42,885       $    29,290
                                                                                =========       ===========

Restructured commercial real estate loans on accrual status .................   $   7,619       $    12,309
                                                                                =========       ===========

     The Company employs a documented and systematic methodology in determining the adequacy of its allowance for loan losses, which assesses the risk of losses inherent in the portfolio, and represents the Company's estimate of probable inherent losses in the loan portfolio as of the date of the financial statements. Establishment of the allowance for loan losses involves determining reserves for individual loans that have been deemed impaired and for groups of loans that are evaluated collectively. Reviews are performed to set allowance allocations for loans that have been individually evaluated and identified as loans which have probable losses; reserve requirements are attributable to specific weaknesses evidenced by various factors such as a deterioration in the quality of the collateral securing the loan, payment delinquency or other events of default. Performing loans that currently exhibit no significant identifiable weaknesses or impairment are evaluated on a collective basis. The allowance for loan losses methodology incorporates management's judgment concerning the expected effects of economic events on portfolio performance, as well as the potential impact of concentration factors (such as property types, geographic regions and loan sizes). While the Company's methodology utilizes historical and other objective information, the establishment of the allowance for loan losses is to a significant extent based upon the judgment and experience of the Company's management. The Company believes that the allowance for loan losses is adequate as of March 31, 2006 to cover probable losses embedded in the loan portfolio; however, future changes in circumstances, economic conditions or other factors, including the effect of the Company's various loan concentrations, could cause the Company to increase or decrease the allowance for loan losses as necessary. Activity in the allowance for loan losses is summarized in the following table:


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       ------------------------
                                                                          2006          2005
                                                                       ---------      ---------
                                                                        (THOUSANDS OF DOLLARS)

Beginning balance ..................................................   $ 156,837      $ 171,525
Provision for loan losses ..........................................       3,881          1,036
Charge-offs ........................................................           -         (3,983)
Recoveries .........................................................          71          3,363
                                                                       ---------      ---------
Ending balance .....................................................   $ 160,789      $ 171,941
                                                                       =========      =========

     At March 31, 2006 and December 31, 2005, the recorded investment in loans (excluding loans held for sale) considered to be impaired was $42.9 million and $29.3 million, respectively, all of which were on a non-accrual basis. The Company's policy is to consider a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Evaluation of a loan's impairment is based on the present value of expected cash flows or the fair value of the collateral, if the loan is collateral dependent. As a result of charge-offs, these impaired loans do not necessarily have a related specific allowance for loan loss allocated to them. However, there were $42.9 million and $29.3 million of loans considered impaired that have allocated specific allowances that totaled $3.3 million and $2.3 million at March 31, 2006 and December 31, 2005, respectively. The average net investment in impaired loans held for investment was $32.4 million and $75.0 million for the three months ended March 31, 2006 and 2005, respectively. Interest income that was recognized on the cash basis of accounting on loans classified as impaired was $0 and $35,000 for the three months ended March 31, 2006 and 2005, respectively. Interest income foregone for loans on non-accrual status that had not performed in accordance with their original terms was $1.1 million and $2.5 million, for the three months ended March 31, 2006 and 2005, respectively.

     In addition to its allowance for loan losses, the Company maintains an allowance for unfunded commercial real estate loan commitments on existing loans and, to a lesser degree, loans not yet funded; this allowance totaled $4.2 million and $4.0 million as of March 31, 2006 and December 31, 2005, respectively, and is included in other liabilities.

NOTE 7:    REAL ESTATE OWNED

     The Company's real estate owned ("REO") consists of property acquired through or in lieu of foreclosure on loans secured by real estate. REO is reported in the financial statements at the lower of cost or estimated realizable value (net of estimated costs to sell). REO consisted of the following types of property as of the dates indicated:

                                                     MARCH 31,      DECEMBER 31,
                                                       2006             2005
                                                     --------       -----------
                                                       (THOUSANDS OF DOLLARS)

Commercial real estate ...........................   $ 27,868       $    30,198
Residential real estate ..........................      4,115             3,674
                                                     --------       -----------
Real estate owned ................................   $ 31,983       $    33,872
                                                     ========       ===========


NOTE 8:    MORTGAGE SERVICING RIGHTS

     At the time of securitization or sale of loans on a whole loan basis with servicing rights retained, the Company analyzes whether the benefits of servicing are greater than or less than adequate compensation and, as a result, records where appropriate, a mortgage servicing rights asset or liability ("MSR"), respectively. The estimated fair value of the Company's mortgage servicing rights at March 31, 2006 and December 31, 2005 was $51.1 million and $57.4 million, respectively. The following tables summarize the activity in the Company's mortgage servicing rights asset as of the periods indicated:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                  2006          2005
                                                                                --------      --------
                                                                                (THOUSANDS OF DOLLARS)

Beginning balance ..........................................................    $ 46,022      $ 20,044
  Additions from securitization transactions ...............................           -         7,637
  Loans sold - servicing retained ..........................................       7,359             -
  Amortization .............................................................      (8,044)       (4,485)
                                                                                --------      --------
Ending balance before valuation allowance ..................................      45,337        23,196
Valuation allowance
  Beginning balance ........................................................           -        (2,042)
  Provision for temporary impairment .......................................           -          (420)
                                                                                --------      --------
  Ending balance ...........................................................           -        (2,462)
                                                                                --------      --------
Mortgage servicing rights - net ............................................    $ 45,337      $ 20,734
                                                                                ========      ========
Estimated fair value .......................................................    $ 51,122      $ 20,734
                                                                                ========      ========

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

     The key economic assumptions used in subsequently measuring the fair value of the Company's MSRs as of the dates indicated are as follows:

                                                      MARCH 31,     DECEMBER 31,
                                                        2006          2005
                                                      --------      -----------

Weighted-average life (years) .....................        1.5              1.6
Weighted-average annual prepayment speed ..........       49.0%            46.9%
Weighted-average annual discount rate .............       15.0%            15.0%


     As servicer, the Company is required to make certain advances on specific loans it is servicing, to the extent such advances are deemed collectible by the Company from collections related to the individual loan. The total amount outstanding of such servicing advances was $19.5 million and $15.3 million at March 31, 2006 and December 31, 2005, respectively, and is included in other assets.

NOTE 9:    RESIDUAL INTERESTS IN SECURITIZED LOANS

     Residual interests in loan securitizations are recorded as a result of the sale of residential real estate loans through a securitization transaction and the subsequent issuance of net interest margin securities ("NIMs") to monetize the residual interest from the original securitization transaction.

     Residual interests represent the discounted expected future residual cash flows from the securitizations that inure to the Company's benefit subject to prepayment, delinquency, net credit losses and other factors. The following table summarizes the activity of the Company's residual interests:



                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                -----------------------
                                                                                  2006           2005
                                                                                ---------      --------
                                                                                 (THOUSANDS OF DOLLARS)


Beginning balance at fair value .............................................   $ 170,723      $ 15,774
Additions to / (sales) of residual interests ................................     (77,220)        2,285
Interest accretion ..........................................................      16,809         1,338
Cash received ...............................................................     (14,710)       (4,253)
Fair value adjustments ......................................................      (5,366)       (1,477)
Permanent impairment ........................................................           -        (1,218)
                                                                                ---------      --------
Residual interests in securitized loans at fair value .......................   $  90,236      $ 12,449
                                                                                =========      ========

     Included in the $170.7 million beginning balance of residual interests was one "pre-NIM" residual interest with an estimated fair value of $118.3 million from a securitization transaction completed in December 2005. The Company, in January 2006, completed a NIM transaction of this one "pre-NIM" residual interest, resulting in a reduction of $77.2 million in the balance of the residual interests. The Company did not enter into any other securitization or NIM transactions during the first quarter of 2006.

     Loans sold through securitization transactions are done so on a non-recourse basis to off-balance sheet qualifying special-purpose entities ("QSPEs"), except for representations and warranties customary within the mortgage banking industry. In a NIM transaction, the certificates representing the residual interest in certain excess cash flows from the original securitization transaction are transferred to a QSPE, which issues interest-bearing securities. The net proceeds from the sale of these NIM securities, along with a residual interest certificate, represent the consideration received by the Company. The residual interest certificate retained from a NIM transaction is subordinate to the NIM securities issued until the NIM securities are paid in full. The residual interests retained from the NIM transactions are classified as

"available-for-sale" securities and are measured at fair value; any unrealized gains or losses from adjustments to the estimated fair value, net of taxes, are reported as part of accumulated other comprehensive income, which is a separate component of stockholders' equity.

     In the original securitizations and NIM transactions, a two-tier structure is utilized in which the loans are first sold to a special purpose corporation (referred to as the Depositor), which then transfers the loans to the QSPE. The Company's only ownership interest from its securitization transactions is reflected in the retained residual interests from the NIM transactions of $90.2 million as detailed above.

     The following table summarizes delinquencies and credit losses as of March 31, 2006 for the loans underlying the Company's 11 outstanding securitization transactions (thousands of dollars):

Original principal amount of loans securitized ..................   $ 10,606,000
Current principal amount of loans securitized ...................   $  6,681,448
Current delinquent principal amount (over 60 days) ..............   $    336,424
Inception to date credit losses (net of recoveries) .............   $     13,731


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

     Key economic assumptions used in subsequently measuring the fair value of the Company's residual interests as of the dates indicated are as follows:

                                                                                MARCH 31,      DECEMBER 31,
                                                                                  2006             2005
                                                                                --------       -----------

Weighted-average life (years) ...............................................        1.5               1.6
Weighted-average annual prepayment speed ....................................       48.0%             46.0%
Weighted-average lifetime credit losses .....................................        4.4%              4.4%
Weighted-average annual discount rate .......................................       20.0%             20.0%



NOTE 10:   DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes derivative financial instruments in connection with its interest rate risk management activities. In accordance with its interest rate risk strategy, the Company currently utilizes a combination of forward sales commitments and Eurodollar futures contracts to hedge its residential real estate loans held for sale and a certain portion of its unfunded pipeline of conditional loan approvals. These derivatives are intended to offset the changes in the value of the Company's loans held for sale and its unfunded conditional loan approvals as interest rates change. The Company's forward sales commitments represent obligations to sell loans at a specific price and date in the future; therefore, the value of these commitments increase as interest rates increase. Short Eurodollar futures contracts are standardized exchange-traded contracts, the values of which are tied to spot Eurodollar rates at specified future dates. The value of these futures contracts increase when interest rates rise. Conversely, the value of the forward sales commitments and the short Eurodollar positions decrease when interest rates decrease, while the related loans are expected to increase in value. The values of the loans, the forward sales commitments and the Eurodollar positions may not move in corresponding amounts and time frames and may result in a negative or positive impact on earnings in any given period. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities, as amended and interpreted ("SFAS No. 133"), the Company's derivative financial instruments are reported at their fair values.

     At March 31, 2006, the Company's commitments to sell forward residential real estate loans to third party investors in whole loan sales transactions were approximately $2.67 billion at various rates and terms. The Company distinguishes commitments to sell forward loans in two categories, allocated and unallocated. At March 31, 2006, allocated and unallocated forward sale commitments notional amounts were $1.67 billion and $1.00 billion, respectively. Allocated forward sales commitments are contractual sales agreements whereby a specific pool of loans is agreed upon to be sold to specific buyers at a contractually agreed upon date and price. In accordance with SFAS No. 133, the Company may, under certain circumstances, designate and account for its allocated forward sales commitments as fair value hedges designated to specific pools of loans that have been contractually agreed upon for sale; however, as of March 31, 2006, no hedges were designated as such. Unallocated forward sales commitments are agreements that provide a fixed price on a pool of loans not yet specified. These commitments are treated as economic hedges (and are not currently designated as accounting hedges) and are classified as free-standing derivatives. Changes in the fair value of both the unallocated and allocated forward sales commitments are reported as a component of gain (loss) on sale of residential real estate loans and as either other assets or liabilities, as applicable.

     At March 31, 2006, the Company had a pipeline of loans in process of approximately $1.95 billion in new residential real estate loans. The Company does not guarantee interest rates to potential borrowers when an application is received. Because these loans are generally subject to the potential borrower accepting and meeting the conditions of the loan approval, the Company estimates its effective net pipeline position at $1.21 billion, as adjusted for expected loan fallout. The Company conditionally quotes interest rates to potential borrowers, which are then subject to adjustment by the Company if any such conditions are not satisfied. As such, the Company ascribes no value to its conditional loan approvals as there are no interest rate-lock commitments on the loans.

     The Company's Eurodollar futures contracts are currently treated as economic hedges and are not currently designated as accounting hedges and are classified as free-standing derivatives. As of March 31, 2006, the Company had in place short Eurodollar futures positions covering loan principal of $3.36 billion and $278.5 million for its loans held for sale and its unfunded loan pipeline, respectively. Eurodollar futures are utilized in an effort to offset the changes in value related to the loan inventory and pipeline without the necessity of restricting certain loan inventory or pipeline loans to a specific forward sale commitment. The Company's Eurodollar futures positions are settled each day based on their ending fair values; as such, the Company does not reflect any asset or liability position for these derivatives. The Company records these daily fair value changes and settlements as a component of the gain or loss on sale of residential real estate loans. The Company's Eurodollar futures contracts are collateralized by maintenance of a margin account which had a balance of $15.8 million as of March 31, 2006.

     The estimated fair values of the Company's derivatives were as follows (included in other assets or liabilities, as applicable, in the consolidated balance sheets) as of the dates indicated:

                                                                       MARCH 31,      DECEMBER 31,
                                                                         2006             2005
                                                                       --------       -----------
                                                                         (THOUSANDS OF DOLLARS)

Forward sales commitments ..........................................   $  2,438       $    (1,479)
Interest rate cap contract .........................................          -              (340)
Other ..............................................................          -               418
                                                                       --------       -----------
                                                                       $  2,438       $    (1,401)
                                                                       ========       ===========


     The changes in fair value of the derivative instruments from the prior period are recorded as part of the net gain (loss) on whole loan sales and securitizations. (See Note 11)


NOTE 11: GAIN (LOSS) ON WHOLE LOAN SALES AND SECURITIZATION OF RESIDENTIAL REAL ESTATE LOANS

     The Company routinely sells and securitizes residential mortgage loans into the secondary market. Gains or losses are recognized at the date of settlement and when the Company has transferred control over the loans to either a transaction-specific securitization trust or to a third-party purchaser. The amount of gain or loss for loan sales or securitizations is based upon the difference between the net sales proceeds received, including any retained interests, and the allocated carrying amount of the loans (which includes the costs directly incurred with the origination of the loans, net of origination points and fees received, which are deferred and recognized when the loans are sold). The Company maintains a valuation reserve for certain non-performing loans and other loans held for sale based on the Company's estimate of inherent losses. The Company also records a repurchase reserve for the estimated losses expected to be realized for any repurchased loans when they are resold. The provisions for both of these reserves are recorded as adjustments to the Company's gain (loss)on sale. The provision for premium recapture is the provision for the return of premium on loans sold which prepay early per the terms of each sales contract; this amount includes some interest adjustment. The following table presents the detailed components of the net gain or loss on whole loan sales and securitizations:

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                ----------------------------
                                                                                    2006             2005
                                                                                -----------      -----------
                                                                                   (THOUSANDS OF DOLLARS)


Whole loan sales of residential real estate loans ...........................   $ 7,257,655      $ 5,849,309
Securitizations of residential real estate loans ............................             -        1,209,849
                                                                                -----------      -----------
Total loan sales and securitizations - net of repurchases ...................   $ 7,257,655      $ 7,059,158
                                                                                ===========      ===========

Gross premium recognized on Tier I loan sales and securitizations ...........   $    87,933      $   204,876
Losses on Tier II sales .....................................................       (13,989)          (3,180)
                                                                                -----------      -----------
                                                                                     73,944          201,696
Net gain on derivative instruments ..........................................        14,596           17,188
                                                                                -----------      -----------
                                                                                     88,540          218,884
Net direct loan origination costs ...........................................       (67,767)         (96,193)
Provision for premium recapture .............................................        (3,496)          (4,270)
                                                                                -----------      -----------
                                                                                     17,277          118,421
Provision for valuation and repurchase reserves .............................       (32,453)         (10,061)
                                                                                -----------      -----------
Net gain (loss) on sale .....................................................   $   (15,176)     $   108,360
                                                                                ===========      ===========

     The net gain on derivative instruments included in the net gain (loss) on sale of residential real estate loans consists of the following items:


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                  2006          2005
                                                                                -------       --------
                                                                                (THOUSANDS OF DOLLARS)

Eurodollar futures:
    Net realized gain .......................................................   $ 11,541      $ 20,532
    Transaction expenses and other ..........................................       (445)         (525)
                                                                                --------      --------
                                                                                  11,096        20,007
Change in fair value of:
    Forward sales commitments ...............................................      3,918         1,878
    Other ...................................................................       (418)         (187)
                                                                                --------      --------
  Net gain on derivative instruments ........................................   $ 14,596      $ 21,698
                                                                                ========      ========

NOTE 12:   LOAN SERVICING INCOME

     In addition to the securitized loans that it services, the Company also services loans sold to other financial institutions on an interim basis (until servicing is transferred to another party) and on a to maturity basis (servicing retained). The following table presents the components of loan servicing income for the Company:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                  2006          2005
                                                                                --------      --------
                                                                                (THOUSANDS OF DOLLARS)

Servicing fee income:
  Securitization transactions ...............................................   $  8,796      $  4,380
  Interim ...................................................................      6,452         6,507
  Loans sold - servicing retained ...........................................      1,352           830
Ancillary income (1) :
  Securitization transactions ...............................................      1,766           847
  Interim ...................................................................        815           696
  Loans sold - servicing retained ...........................................        325           181
Other:
  Securitization transactions ...............................................      1,687           292
  Loans sold - servicing retained ...........................................        156             8
                                                                                --------      --------
Loan servicing income .......................................................   $ 21,349      $ 13,741
                                                                                ========      ========


(1) Ancillary income represents all service-related contractual fees retained by the Company and consists primarily of late payment charges.

NOTE 13:   INCOME TAXES

     The major components of income tax expense are summarized in the following table:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                -----------------------
                                                                                   2006          2005
                                                                                ---------      --------
                                                                                 (THOUSANDS OF DOLLARS)

Federal:
  Current ...................................................................   $  32,787      $ 40,329
  Deferred ..................................................................     (14,391)        9,673
                                                                                ---------      --------
                                                                                   18,396        50,002
                                                                                ---------      --------

State:
  Current ...................................................................       7,166        12,037
  Deferred ..................................................................      (4,101)         (963)
                                                                                ---------      --------
                                                                                    3,065        11,074
                                                                                ---------      --------
Total income tax expense ....................................................   $  21,461      $ 61,076
                                                                                =========      ========

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

     The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company's deferred tax assets are summarized in the following table:

                                                                                MARCH 31,      DECEMBER 31,
                                                                                  2006             2005
                                                                                ---------      -----------
                                                                                  (THOUSANDS OF DOLLARS)

Deferred tax assets:
  Mark-to-market on loans held for sale .....................................   $  43,677      $    23,355
  Allowance for loan losses .................................................      71,588           69,650
  Compensation related items ................................................      25,468           29,270
  State income and franchise taxes ..........................................       6,309           13,467
  Other - net ...............................................................         916            2,283
                                                                                ---------      -----------
    Total deferred tax assets ...............................................     147,958          138,025

Deferred tax liabilities:
  Loan origination costs ....................................................     (21,630)         (31,550)
  Mortgage servicing ........................................................     (23,229)         (23,240)
                                                                                ---------      -----------
     Total deferred tax liabilities .........................................     (44,859)         (54,790)
                                                                                ---------      -----------
Net deferred tax asset ......................................................   $ 103,099      $    83,235
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


NOTE 14:   DEBT - FREMONT GENERAL CORPORATION

     The debt of Fremont General is detailed in the following table; none of the Fremont General debt is guaranteed by FIL:

                                                                                 MARCH 31,      DECEMBER 31,
                                                                                   2006             2005
                                                                                ---------       -----------
                                                                                   (THOUSANDS OF DOLLARS)

Senior Notes due 2009,  less discount
  (2006 - $884; 2005 - $975) ................................................   $ 172,396       $   175,305
Junior Subordinated Debentures ..............................................     103,093           103,093
                                                                                ---------       -----------
                                                                                $ 275,489       $   278,398
                                                                                =========      ============

     During the first quarter of 2006, Fremont General repurchased $3 million par value of the 7.875% Senior Notes due 2009 with a carrying value of $3 million resulting in a pre-tax gain of $22,000.

     Fremont General's 9% Junior Subordinated Debentures are the sole asset of Fremont General Financing I, a statutory business trust (the "Trust") and wholly-owned subsidiary of Fremont General. The Trust issued, and has outstanding, $100 million of 9% Trust Originated Preferred SecuritiesSM (the "Preferred Securities") which represent preferred undivided beneficial interests in the Trust. The Junior Subordinated Debentures are subordinate and junior to all senior indebtedness of Fremont General. Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by Fremont General to the extent that the Trust has funds available to make such payments.

     Under FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities," Fremont General is not considered the primary beneficiary of the Trust. Therefore, instead of the Preferred Securities, the Junior Subordinated Debentures are reflected on the Company's balance sheets.


NOTE 15: DEPOSITS, FHLB ADVANCES, FEDERAL RESERVE AND WAREHOUSE LINES OF CREDIT - FIL

     FIL utilizes the issuance of deposits, which are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation, Federal Home Loan Bank ("FHLB") advances, Federal Reserve and warehouse lines of credit in funding its operations.

     As of March 31, 2006, the weighted-average interest rate for savings and money market deposit accounts was 3.68% and for certificates of deposit it was 4.37%. The weighted-average interest rate for all deposits at March 31, 2006 was 4.25%.

     Certificates of deposit as of March 31, 2006 are detailed by maturity and rates as follows:

                         MATURING BY            WEIGHTED
      AMOUNT              MARCH 31,           AVERAGE RATE
    -----------          -----------          ------------
     (THOUSANDS
     OF DOLLARS)

    $ 7,585,006             2007                 4.36%
         46,013             2008                 4.20%
         36,306             2009                 5.62%
         15,527             2010                 6.07%
          1,111             2011                 4.56%
    -----------                               ------------
    $ 7,683,963                                  4.37%
    ===========                               ============


     Of the total certificates of deposit outstanding at March 31, 2006, $1.49 billion were obtained through brokers.

     Interest expense on deposits is summarized as follows:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                  2006          2005
                                                                                --------      --------
                                                                                (THOUSANDS OF DOLLARS)

Savings and money market deposit accounts ...................................   $ 13,900      $  9,840
Certificates of deposit .....................................................     76,955        39,601
Penalties for early withdrawal ..............................................       (170)          (85)
                                                                                --------      --------
                                                                                $ 90,685      $ 49,356
                                                                                ========      ========

     Total interest payments on deposits were $92.5 million and $48.5 million, for the three month periods ended March 31, 2006 and 2005, respectively.

     FIL is a member of the FHLB system and, as such, maintains a credit line with the FHLB of San Francisco that is based upon a percentage of its total regulatory assets, subject to collateralization requirements and certain collateral sub-limits. Advances are primarily collateralized by residential loans held for sale, and to a lesser extent, by certain commercial loans held for investment. The maximum amount of credit which the FHLB will extend varies from time to time in accordance with their policies. FIL's maximum financing availability, based upon its level of regulatory assets and subject to the amount and type of collateral pledged and their respective advance rates, was $3.96 billion as of March 31, 2006. At March 31, 2006 and December 31, 2005, FIL had an approximate maximum borrowing capacity based upon its pledged loan collateral of $3.14 billion and $1.99 billion, respectively, with outstanding borrowings of $1.20 billion and $949.0 million, respectively, from the FHLB of San Francisco. All borrowings mature within one year. FIL pledged loans with a carrying value of $3.54 billion and $2.22 billion at March 31, 2006 and December 31, 2005, respectively, to secure the current and any future borrowings. FIL's borrowing capacity can be used to borrow under various FHLB loan programs, including adjustable and fixed-rate financing, for periods ranging from one day to 30 years, with a variety of interest rate structures available. The weighted-average interest rate on the amount outstanding at March 31, 2006 was 4.50%. The borrowing capacity has no commitment fees or cost, requires minimum levels of investment in FHLB stock (FIL receives dividend income on its investment in FHLB stock), can be withdrawn by the FHLB if there is any significant change in the financial or operating condition of FIL and is conditional upon FIL's compliance with certain agreements covering advances, collateral maintenance, eligibility and documentation requirements. At March 31, 2006 and December 31, 2005, FIL was in compliance with all requirements of its FHLB credit facility.

     Total interest payments on advances from the FHLB were $23.7 million and $7.5 million, for the three month periods ended March 31, 2006 and 2005, respectively.

     FIL has a line of credit with the Federal Reserve Bank of San Francisco ("Federal Reserve") and, at March 31, 2006 and December 31, 2005, had a borrowing capacity, based upon collateral pledged, of $424.0 million and $442.3 million, respectively, with no outstanding borrowings at March 31, 2006 or December 31, 2005. FIL pledged loans with a carrying value of $565.3 million and $589.7 million at March 31, 2006 and December 31, 2005, respectively, to the Federal Reserve. This line of credit may be utilized when all other sources of funds are not reasonably available and any such advances are made with the expectation that they will be repaid when the availability of the usual source of funds is restored, usually the next business day.

     FIL has established four separate warehouse lines of credit to facilitate the funding of residential real estate loans prior to their sale or securitization. The total funding capacity available at March 31, 2006 under the four facilities was $3.00 billion, of which $2.25 billion was committed. There was $713.5 million outstanding on one of the facilities at March 31, 2006. Borrowings, if any, under each of the facilities are secured by loans held for sale as pledged by FIL. Each of the facilities is subject to certain conditions, including, but not limited to, financial and other covenants including the maintenance of certain capital and liquidity levels. At March 31, 2006, FIL was in compliance with all financial and other covenants related to these facilities.

NOTE 16:   OTHER LIABILITIES

     The following table details the composition of the Company's other liabilities as of the dates indicated:

                                                                                MARCH 31,      DECEMBER 31,
                                                                                  2006             2005
                                                                                ---------      -----------
                                                                                  (THOUSANDS OF DOLLARS)


Deferred compensation obligation ...........................................    $  57,238      $    50,300
State income tax liability .................................................       32,322           27,860
Accounts payable ...........................................................       28,497           35,379
Premium recapture and repurchase reserves ..................................       26,274           18,815
Accrued incentive compensation .............................................       24,274           56,553
Borrower escrow collections payable ........................................       22,522           23,620
Federal income tax liability ...............................................       18,595          (12,586)
Interest payable ...........................................................       13,577           18,241
Borrower principal and interest due investors ..............................       10,148           13,209
Accrued Employee Stock Ownership Plan expense ..............................        5,084           29,596
Other ......................................................................       24,946           36,929
                                                                                ---------      -----------
Total other liabilities ....................................................    $ 263,477      $   297,916
                                                                                =========      ===========


NOTE 17:   SHARE-BASED PAYMENTS

     Company stock award plans provide a long term compensation opportunity for officers and certain key employees of the Company. Stock options and awards of rights to purchase shares of the Company's common stock, generally in the form of restricted stock awards may be granted under the Company's stockholder approved 1997 Stock Plan (the "1997 Plan"). At March 31, 2006, a total of 1,796,777 restricted shares of the Company's common stock were then subject to outstanding awards granted and an additional 2,826,035 shares of the Company's common stock were then available for new award grants under the 1997 Plan. The Company also maintains the 1995 Restricted Stock Award Plan (the ("1995 Plan"), which expired under its terms in November 2005. As of March 31, 2006, there were 105,950 restricted shares of the Company's common stock subject to outstanding awards granted. There are no shares available for grant under the 1995 Plan. Prior to January 1, 2006, the Company accounted for stock awards granted under the 1997 Plan under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations ("APB No. 25"), as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation." Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"), using the modified prospective transition method therefore results for prior periods have not been restated. The primary impact of adopting SFAS No. 123(R) on the

Company's financial statements was the reclassification of the deferred compensation balance, as of December 31, 2005 ($20.9 million) related to its nonvested restricted shares to additional paid-in capital.

STOCK OPTIONS:

     The Company also maintains the Amended 1989 Non-Qualified Stock Option Plan (the "1989 Plan"). During the years 1989 to 1997, non-qualified stock options were granted at exercise prices equal to the fair value of the stock on the date of grant. Grantees vested at the rate of 25% per year beginning on the first anniversary of the grants that expire after ten years. Stock option grants were accounted for in accordance with the intrinsic value method and, accordingly, no compensation expense was recognized. For the applicable years, additional disclosure was provided regarding the pro forma effects on earnings per share calculated as if the recognition and measurements provisions of the fair value method had been adopted. The Company had 468,000 non-qualified option shares outstanding and exercisable as of March 31, 2006 with an intrinsic value of $7.0 million, an exercise price of $14.94 and expire February 13, 2007. No options were granted, forfeited, expired or exercised during the first quarter of 2006. Shares issued upon option exercise may come from new shares or existing shares held in the Company's employee benefits trust. There are no shares available for grant under the 1989 Plan. (See Note 18)

RESTRICTED STOCK AWARDS:

     Under both APB No. 25 and SFAS No. 123(R), the Company recognizes compensation expense related to its restricted stock awards based on the fair value of the shares awarded as of the grant date. Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period (generally two to ten years). The compensation expense that has been charged against income for share-based compensation was $3.3 million and $4.0 million for the three months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.4 million and $1.6 million for the three months ended March 31, 2006 and 2005, respectively.

     Prior to the adoption of SFAS No. 123(R), the Company reported all cash flows resulting from the tax benefits associated with tax deductions in excess of the compensation expense recognized for restricted stock awards as operating cash flows in the Consolidated Statement of Cash Flows. Under SFAS No. 123(R) the Company now reports such excess tax benefits as financing cash inflows.

     Under the Company's Executive Officer Annual Bonus Plan, which is stockholder-approved, for the one-year period beginning January 1, 2006 through December 31, 2006 (the "2006 Annual Plan") the Company may grant selected officers awards of restricted shares of Company common stock upon achievement of certain predetermined pre-tax earnings targets for the 2006 calendar year. At the end of the one-year performance period, upon determination of the extent to which the 2006 pre-tax earnings targets have been achieved, participants under the 2006 Annual Plan will be paid bonuses in the form of cash, at 100% of the amount of the cash bonus earned, plus an award of shares of restricted common stock equal to 100% of the amount of the cash bonus earned in accordance with the 2006 Annual Plan. If such earnings targets are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. As a result of adopting SFAS No. 123(R), the Company accounts for these awards as liability instruments where the service period precedes the grant date. No restricted stock awards were granted under the 2006 Bonus Plan during the first quarter of 2006.

     A summary of the status of the Company's nonvested restricted stock awards as of March 31, 2006 and changes during the three month period then ended is presented below:

                                                                                      WEIGHTED-AVERAGE
                                                                                         GRANT DATE
                                                                NUMBER OF SHARES         FAIR VALUE
                                                                ----------------      ----------------

Nonvested at January 1, 2006 ................................          2,959,053      $          13.79
Granted .....................................................            388,379                 22.67
Vested ......................................................         (1,444,705)                12.48
Forfeited ...................................................                  -                     -
                                                                ----------------      ----------------
Nonvested at March 31, 2006 .................................          1,902,727      $          16.60
                                                                ================      ================

     The fair value of nonvested shares is determined based on the closing trade price of the Company's shares on the grant date. As of March 31, 2006, there was $26 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.3 years. The weighted-average grant date fair value of the restricted stock awards granted during the three months ended March 31, 2006 and 2005 was $22.67 and $23.08, respectively. The total fair value of shares vested was $33.6 million and $31.6 million for the three months ended March 31, 2006 and 2005, respectively.

     Awards of restricted common stock include dividend rights and non-preferential dividends are paid on nonvested restricted shares of Company common stock. Dividends declared on restricted stock awards granted are not subject to vesting. Outstanding nonvested restricted shares of Company common stock are generally subject to accelerated vesting if there is a change in control of the Company (as defined in the restricted stock award agreements or Employment or Management Continuity Agreements, if applicable).

NOTE 18:   DEFERRED COMPENSATION

     The Company periodically contributes cash to an employee benefits trust ("GSOP") in order to pre-fund contributions to various employee benefit plans (e.g., 401(K) match, Employee Stock Ownership Plan contribution, etc.). The Company consolidates the GSOP under the provisions of Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities." The GSOP uses the contributed cash to acquire shares of the Company's common stock and the shares held by the GSOP are recorded at fair value and treated as treasury stock for purposes of calculating the Company's basic and diluted earnings per share.

     The Company also maintains a Supplemental Executive Retirement Plan ("SERP") and Excess Benefit Plan ("EBP"); both of which are deferred compensation plans designed to provide certain employees the ability to receive benefits that would be otherwise lost under the Company's qualified retirement plans due to statutory or other limits on salary deferral and matching contributions.

     The following table details the composition of the Company's deferred compensation balance as of the periods indicated:

                                                                       MARCH 31,      DECEMBER 31,
                                                                         2006             2005
                                                                       --------       -----------
                                                                         (THOUSANDS OF DOLLARS)

SERP and EBP .......................................................   $ 19,590       $    16,831
GSOP ...............................................................      6,551             5,624
Unamortized restricted stock awards ................................          -            20,902
                                                                       --------       -----------
Total deferred compensation ........................................   $ 26,141       $    43,357
                                                                       ========       ===========

     Under the provisions of SFAS No. 123(R), which the Company adopted as of January 1, 2006, companies may no longer account for unrecognized compensation costs related to nonvested stock awards as deferred compensation. SFAS No. 123(R) requires that any existing balance of deferred compensation as of the adoption date be reclassified to additional paid-in capital. Because the Company adopted SFAS No. 123(R) on the modified prospective basis, results from prior periods have not been restated to conform to the current presentation. (See Note
17)

NOTE 19:   INDUSTRIAL BANK REGULATORY CAPITAL

     FIL is subject to various regulatory capital requirements under California and Federal regulations. Failure to meet minimum capital requirements can result in regulatory agencies initiating certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FIL must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. FIL's capital amounts, its ability to pay dividends and other requirements and classifications are also subject to qualitative judgments by its regulators about components, risk weightings and other factors. Banking institutions that are experiencing or anticipating significant growth are generally expected to maintain capital ratios above minimum levels.

     As of March 31, 2006, FIL's regulatory capital exceeded all minimum requirements to which it is subject and the most recent notification from the FDIC categorized FIL as "well-capitalized". To be categorized as well-capitalized, the institution must maintain capital ratios as set forth in the following table. There have been no conditions or events since that notification that management believes have changed FIL's categorization as well-capitalized. FIL's actual regulatory amounts and the related standard regulatory minimum ratios required to qualify as well-capitalized are detailed in the table below.


                                                MARCH 31, 2006           DECEMBER 31, 2005
                                             --------------------      --------------------
                                              MINIMUM      ACTUAL       MINIMUM      ACTUAL
                                             REQUIRED       RATIO      REQUIRED       RATIO
                                             --------      ------      --------      ------

Tier-1 Leverage Capital ..................       5.00%      12.07%         5.00%      12.59%
Risk-Based Capital:
  Tier-1 .................................       6.00%      12.80%         6.00%      14.15%
  Total ..................................      10.00%      14.05%        10.00%      15.52%

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

     During the third quarter of 2005, the Company identified that its interpretation for the calculation of risk-weighted assets was not complete. Previously, the Company had not incorporated the unfunded portion of its commercial real estate loan commitments into its risk-weighted assets calculation. As of March 31, 2006, and for all prior periods presented, the Company has included the risk-weighted effect of these unfunded commitments into its Tier-1 Risk-Based and Total Risk-Based Capital ratios. Included in these unfunded commitments are amounts for loan transactions for which the unfunded portion is not currently available to the borrower based upon the level of progress of the underlying commercial real estate project. The impact upon the Tier-1 Risk-Based and Total Risk-Based Capital ratios in prior periods did not change FIL's categorization as well-capitalized and there is no impact upon the Tier-1 Leverage ratio.

     The following table details the calculation of the respective capital amounts at FIL as of the dates indicated:

                                                                                 MARCH 31,       DECEMBER 31,
                                                                                    2006             2005
                                                                                -----------      -----------
                                                                                   (THOUSANDS OF DOLLARS)

Common stockholder's equity at FIL ..........................................   $ 1,539,024      $ 1,550,049
Less: Unrealized gains on available-for-sale securities .....................        (1,184)            (364)
                                                                                -----------      -----------
Total Tier-1 Capital ........................................................     1,537,840        1,549,685
Add:  Allowable portion of the allowance for loan losses ....................       150,399          149,735
                                                                                -----------      -----------
Total Risk-Based Capital (Tier-1 and Tier-2) ................................   $ 1,688,239      $ 1,699,420
                                                                                ===========      ===========


NOTE 20:   COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ACTIVITIES

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

FREMONT INDEMNITY COMPANY (IN LIQUIDATION) V. FREMONT GENERAL CORPORATION ET
AL.:

     On June 2, 2004, the State of California Insurance Commissioner John Garamendi (the "Commissioner"), as statutory liquidator of Fremont Indemnity Company ("Fremont Indemnity"), filed suit in Los Angeles Superior Court against Fremont General alleging the improper utilization by Fremont General of certain net operating loss deductions ("NOLs") allegedly belonging to its Fremont Indemnity subsidiary (the "Fremont Indemnity case"). This complaint involves issues that were considered resolved in an agreement among the California Department of Insurance, Fremont Indemnity and Fremont General (the "Letter Agreement"). The Letter Agreement, dated July 2, 2002, was executed on behalf of the California Department of Insurance by the Honorable Harry Low, the State of California Insurance Commissioner at that time. Fremont General has honored all of its obligations under the Letter Agreement. On July 16, 2004, the Commissioner filed a First Amended Complaint ("FAC") adding a cause of action for concealment of an alleged reinsurance dispute and is seeking to rescind the Letter Agreement.

     On January 25, 2005, Fremont General's motions to dismiss the lawsuit brought by the Commissioner, on behalf of Fremont Indemnity, against Fremont General were argued and heard before the Superior Court of the State of California (the "Court"). On January 26, 2005, the Court issued its rulings dismissing all the causes of action in the FAC without leave to amend, except for the cause of action for alleged concealment by Fremont General of a potential reinsurance dispute, which was dismissed with leave to amend. The Court also found that Fremont General had properly utilized the NOLs in accordance with the Letter Agreement. In addition, the Court rejected the Commissioner's request for findings that Fremont General's use of the NOLs and worthless stock deduction were voidable preferences and/or fraudulent transfers. The Court also rejected the Commissioner's request for injunctive relief to force Fremont General to amend its prior consolidated income tax returns to remove and forgo the worthless stock deduction for its investment in Fremont Indemnity.

     On May 2, 2005, the Commissioner filed a Second Amended Complaint ("SAC") with regard to the 7th cause of action on behalf of Fremont Indemnity against Fremont General alleging intentional misrepresentation, concealment and promissory fraud, which induced the Commissioner to first enter into the Letter Agreement. On July 15, 2005, the Court dismissed the SAC with 20 days leave to amend. On August 4, 2005, the Commissioner filed a Third Amended Complaint ("TAC") again alleging intentional misrepresentation, concealment and promissory fraud.

     On November 22, 2005, the Court dismissed the remaining cause of action in the TAC, finding that the "Plaintiff still failed to plead any affirmative misrepresentation which is actionable." The Court also found that the "pleading is inadequate as to damage allegations." This ruling by the Court dismisses the only remaining cause of action in the lawsuit originally brought by the Commissioner on behalf of Fremont Indemnity against Fremont General, first reported on June 17, 2004. The Commissioner has filed a Notice of Appeal to the Court's dismissal of the complaint. The Company continues to believe that this lawsuit is without merit.


FREMONT INDEMNITY COMPANY (IN LIQUIDATION AS SUCCESSOR IN INTEREST TO COMSTOCK INSURANCE COMPANY) V. FREMONT GENERAL CORPORATION ET AL.:

     The Commissioner filed an additional and separate complaint against Fremont General on behalf of Fremont Indemnity as successor in interest to Comstock Insurance Company ("Comstock"), a former affiliate of Fremont Indemnity, which was subsequently merged into Fremont Indemnity. This case alleged similar causes of action regarding the usage of the NOLs as in the Fremont Indemnity case as well as improper transactions with other insurance subsidiaries and affiliates of Fremont Indemnity. This matter was deemed a related case to the Fremont Indemnity case. On April 22, 2005, the Court dismissed, without leave to amend, the entire complaint. This ruling does not address or necessarily have legal effect on the related Fremont Indemnity case. The Commissioner has filed an Appeal to the Court's dismissal of the complaint. The Company continues to believe that this lawsuit is without merit.


GERLING GLOBAL REINSURANCE CORPORATION OF AMERICA V. FREMONT GENERAL CORPORATION ET AL.:

     On July 27, 2005, Gerling Global Reinsurance Corporation of America ("Gerling") filed a lawsuit in Federal District Court (the "Court") against Fremont General arising out of a reinsurance treaty between Gerling and Fremont Indemnity alleging 1) Fraud/Intentional Misrepresentation and Concealment; 2) Breach of Fiduciary Duty; 3) Willful and Wanton Misconduct; 4) Negligent Misrepresentation; 5) Gross Negligence; 6) Tortuous Interference with Contract;
7) Unjust Enrichment; and 8) Breach of Contract for allegedly improper underwriting practices by Fremont Indemnity during 1998 and 1999. In October 2005, Gerling filed a First Amended Complaint ("FAC") alleging 1) Fraud/Intentional Misrepresentation and Concealment; 2) Inducement to Breach and Breach of Fiduciary Duty and Duty of Utmost Good Faith; 3) Willful and Wanton Misconduct; 4) Negligent Misrepresentation; 5) Gross Negligence; 6) Tortuous Interference with Contract; 7) Unjust Enrichment; and 8) Inducement to Breach and Breach of Contract.

     On December 12, 2005, the Company's Motion to Dismiss the FAC was argued and heard before the Court. On December 15, the Court issued its Order dismissing with prejudice Gerling's Third through Sixth Causes of Action, which asserted claims for Willful and Wanton Misconduct, Negligent Misrepresentation,

Gross Negligence and Tortuous Interference with Contract, and also dismissed with prejudice that part of Gerling's Eighth Cause of Action that alleged Inducement to Breach of Contract. The Court also dismissed the Breach of Contract claim, but granted Gerling leave to replead that claim.

     In January 2006, Gerling filed a Second Amended Complaint ("SAC") alleging
1) Fraud/Intentional Misrepresentation and Concealment; 2) Breach of Fiduciary Duty and Duty of Utmost Good Faith; 3) Unjust Enrichment; and 4) Breach of Contract. On March 6, 2006, Fremont General's Motion to Dismiss this SAC were argued and heard before the Court. On its own motion, the Court converted the Motion to Dismiss to a Motion for Summary Judgment and ordered that it be reset for hearing following limited discovery on the statute of limitations issues raised in the Motion. The Company continues to believe that this lawsuit is without merit.

     The Company retains the right in its securitization transactions to call the securities when the outstanding balance of loans in the securitization trust declines to a specific level, typically 10% of the original balance. Management expects that it may exercise its clean-up call option. The loans acquired via the clean-up call may be then either sold or put into the Company's loan portfolio. While it is expected that most loans acquired in a clean-up call can be sold for gains or retained as attractive portfolio investments, a portion of the loans are expected to be non-performing and thus, it is possible that non-performing loans may increase temporarily between the time of the call exercise and the disposition of the loans.


NOTE 21:   OPERATIONS BY REPORTABLE SEGMENT

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

     The Residential Real Estate segment originates non-prime or sub-prime loans nationally through independent brokers on a wholesale basis. These loans are then primarily sold to third party investors on a servicing-released or servicing-retained basis, or, to a lesser extent, securitized. Net interest income is recognized on these loans during the period that the Company holds them for sale. In addition, servicing income is realized on the loans that are originated.

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

                                                        RESIDENTIAL    COMMERCIAL    CORPORATE AND   INTERSEGMENT      TOTAL
                                                        REAL ESTATE   REAL ESTATE   RETAIL BANKING   ELIMINATIONS   CONSOLIDATED
                                                        -----------   -----------   --------------   ------------   ------------
                                                                                (THOUSANDS OF DOLLARS)

Three months ended March 31, 2006
  Total revenues ...................................... $   153,625   $   111,056   $       94,231   $    (84,707)  $    274,205
  Net interest income .................................      77,498        58,955           17,537              -        153,990
  Provision for loan losses ...........................          (4)        3,891               (6)             -          3,881
  Net gain on whole loan sales and securitizations
    of residential real estate loans ..................     (15,176)            -                -              -        (15,176)
  Mortgage servicing rights amortization ..............      (8,044)            -                -              -         (8,044)
  Compensation ........................................      32,770         6,626           20,014              -         59,410
  Other non-interest expense ..........................      12,432         4,404           14,420              -         31,256
  Income before income taxes ..........................       7,912        43,635            1,601              -         53,148
  Total consolidated assets ...........................   6,780,237     5,255,369        1,049,846              -     13,085,452

Three months ended March 31, 2005
  Total revenues ...................................... $   229,234   $    69,621   $       59,689   $    (56,714)  $    301,830
  Net interest income .................................      70,304        41,181            7,267              -        118,752
  Provision for loan losses ...........................          (5)        1,041                -              -          1,036
  Net gain on whole loan sales and securitizations
    of residential real estate loans ..................     108,360             -                -              -        108,360
  Mortgage servicing rights amortization ..............      (4,485)            -                -              -         (4,485)
  Compensation ........................................      35,023         6,663           17,594              -         59,280
  Other non-interest expense ..........................      10,715        (1,644)          11,158              -         20,229
  Income before income taxes ..........................     133,738        36,904          (19,464)             -        151,178
  Total consolidated assets ...........................   6,148,271     3,680,252        1,129,076              -     10,957,599


NOTE 22:   EARNINGS PER SHARE


     Earnings per share have been computed based on the weighted-average number of shares. The following tables set forth the computation of basic and diluted earnings per share:

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                ----------------------
                                                                                  2006          2005
                                                                                --------      --------
                                                                                 (THOUSANDS OF SHARES
                                                                                  AND DOLLARS, EXCEPT
                                                                                    PER SHARE DATA)

Net income
  (numerator for basic earnings per share) ..................................   $ 31,687      $ 90,102
Effect of dilutive securities:
  LYONs .....................................................................          -             4
                                                                                --------      --------
Net income available to common stockholders after assumed
  conversions (numerator for diluted earnings per share) ....................   $ 31,687      $ 90,106
                                                                                ========      ========

Weighted-average shares
  (denominator for basic earnings per share) ................................     73,513        71,368
Effect of dilutive securities using the treasury stock method for restricted stock and stock options:
    Employee benefit plans ..................................................      1,158         1,008
    Restricted stock ........................................................        410         1,272
    Stock options ...........................................................         99           106
    LYONs ...................................................................          -            35
                                                                                --------      --------
Dilutive potential common shares ............................................      1,667         2,421
                                                                                --------      --------
Adjusted weighted-average shares and assumed conversions
  (denominator for diluted earnings per share) ..............................     75,180        73,789
                                                                                ========      ========

Basic earnings per share ....................................................   $   0.43      $   1.26
                                                                                ========      ========
Diluted earnings per share ..................................................   $   0.42      $   1.22
                                                                                ========      ========


For additional disclosures regarding stock options and restricted stock see
Note 17.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Fremont General Corporation ("Fremont General" or when combined with its subsidiaries "the Company" or "we") is a holding company which is engaged in lending operations through its indirectly wholly-owned subsidiary, Fremont Investment & Loan ("FIL"). FIL is a California industrial bank. Fremont General is not a "bank holding company" as defined for regulatory purposes.

     FIL has two primary lending operations, commercial and residential, both operating on a nationwide basis. FIL's commercial real estate lending operation includes nine regional offices and, as of March 31, 2006, had loans outstanding in 31 states. The residential real estate lending platform originated loans from 46 states through its five regional loan production centers as of March 31, 2006. FIL funds its lending operations primarily through deposit accounts sourced in California that are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation ("FDIC") and, to a lesser extent, advances from the Federal Home Loan Bank ("FHLB") of San Francisco. As such, FIL is regulated by the FDIC and the Department of Financial Institutions of the State of California ("DFI"). FIL raises its retail deposits in California (predominately Southern California) through a network of 21 branches and a centralized call center. FIL will also utilize its warehouse lines of credit from time to time to fund part of its residential real estate loan production.

     FIL's residential real estate lending operation originates first, and to a lesser degree, second mortgage loans on a wholesale basis through a network of independent mortgage brokers. FIL offers mortgage products that are designed for borrowers who do not generally satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae (Federal National Mortgage Association) and Freddie Mac (Federal Home Loan Mortgage Corporation) and are commonly referred to as "non-prime" or "sub-prime". These borrowers generally have considerable equity in the properties securing their loans, but have impaired or limited credit profiles or higher debt-to-income ratios than conventional mortgage lenders allow. The borrowers also include individuals who, due to self-employment or other circumstances, have difficulty documenting their income through conventional means. FIL seeks to mitigate its exposure to credit risk through underwriting standards that strive to balance appropriate loan to collateral valuations with a borrower's credit profile. All of the residential real estate loans that FIL originates are currently either sold in whole loan sales to various financial institutions, or to a lesser extent, securitized and sold to various investors. The Company has retained some of these loans as held for investment in prior periods and may do so again in the future.

     FIL's commercial real estate lending operation provides first mortgage financing on various types of commercial properties. The loans that FIL originates are substantially all held for investment, with some loans participated out to limit credit exposures. Loans are originated through broker and borrower relationships and the borrowers are typically mid-size developers and owners seeking a loan structure that provides limited recourse and is short-term, providing bridge or construction financing for comprehensive construction, renovation, conversion, repositioning and lease-up of existing or new properties. To manage the credit risk involved in this lending, FIL is focused on the value and quality of the collateral and the quality and experience of the parties with whom it does business. The size of loan commitments originated generally range from $20 million to $100 million, with some loans for larger amounts.

     The Company's two operating lines of business are generally designed to be somewhat counter-cyclical and to provide balance in varying economic cycles; however, this balance may not be achieved as both of the Company's operating businesses are influenced by the overall condition of the economy, in particular the interest rate environment, and various market conditions. As a result, the Company is subject to experiencing cyclicality in volume, gain (or loss) on the sale of loans, net interest income, loan losses and earnings. The Company strives to manage its operations so as to optimize operational efficiency and to maintain risks within acceptable parameters. The Company's lending operations generate income as follows:

o All of the residential real estate loans originated are currently sold for varying levels of gain or loss through whole loan sales to other financial institutions, and to a lesser degree, to various investors through securitization transactions. A held for sale valuation reserve, a loan repurchase reserve and a premium recapture reserve are maintained and adjusted through provisions (which are either an expense or a credit to income) that are recognized in the consolidated statements of income. Net interest income is recognized on these loans during the period that the Company holds them for sale. The Company also recognizes interest income on the residual interests it retains from its securitization transactions. Servicing income is realized on the loans sold into the Company's securitizations and on whole loan sales when servicing is retained, as well as on an interim basis for loans sold on a servicing released basis to other financial institutions. When servicing is retained either through a securitization or a whole loan sale with servicing retained, a mortgage servicing rights ("MSR") asset is typically established; the MSR is amortized to expense over the expected life of the related servicing income.

o Commercial real estate loans, which are held for investment, generate net interest income on the difference between the rates charged on the loans and the cost of borrowed funds. The majority of commercial real estate loans originated are adjustable interest rate loans based upon six-month LIBOR and an applicable margin. An allowance for loan losses is maintained through provisions (expense) that are recognized in the consolidated statements of income.

     The principal market risks the Company faces are interest rate risk and liquidity risk. Interest rate risk is the risk that the valuation of the Company's interest sensitive assets and liabilities and its net interest income will change due to changes in interest rates. Liquidity risk, which is the ability of the Company to access the necessary funding and capital resources, in a cost-effective manner, to fund its loan originations or to sell its loans held for sale. Liquidity risk also entails the risk of changes in secondary market conditions, which can negatively impact the pricing realized by the Company on the loans it sells or securitizes. The Company endeavors to mitigate interest rate risk by attempting to match the rate reset (or repricing) characteristics of its assets with its liabilities. The Company utilizes forward loan sale commitments to lock in liquidity execution and to hedge its loans held for sale, Eurodollar futures to hedge a portion of its loan pipeline and its loans held for sale, and interest rate caps to hedge execution of its securitization transactions. Residential and commercial mortgage lending requires significant cash to fund loan originations; the Company strives to maintain certain liquidity levels, both in available funds and in funding capacity, to ensure its ability to meet its funding objectives without constraint. The Company is dependent upon the securitization market for the sale of its residential real estate loans as it either securitizes the loans directly or many of its whole loan buyers purchase the loans with the intent to securitize. The secondary or securitization market is dependent upon many factors that can change the demand and thus impact the pricing the Company realizes on the sale of its residential real estate loans. The level of demand and general market conditions in the secondary market can significantly effect the level of gain or loss realized by the Company in the sale of these loans. The objective of the interest rate and liquidity risk management activities is to reduce the risk of operational disruption and to reduce the volatility in income caused by changes in interest rates and market conditions; however, the mortgage banking industry is inherently subject to income volatility due to the effect of interest rate variations on loan production volume, premiums realized on loan sales and securitizations, and loan prepayment patterns, which in turn affects the valuation of the Company's loans held for sale, residual interests and MSRs, as well as the amount of loan servicing income realized.

     This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto presented under Item 1, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.


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

     The Company has identified four accounting policies as being critical because they require more significant judgment and estimates about matters that may differ from the estimates determined under different assumptions or conditions. These critical accounting policies relate to the gain or loss on whole loan sales and securitizations, allowance for loan losses, derivatives and income taxes. The critical accounting policies and estimates are further discussed in Management's Discussion and Analysis in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.


EARNINGS PERFORMANCE

     The Company reported net income of $31.7 million for the first quarter of 2006. This is compared to net income of $90.1 million for the first quarter of 2005. The Company reported income before income taxes of $53.1 million for the first quarter of 2006 as compared to $151.2 million for the first quarter of 2005. The income before income taxes for the first quarter of 2006 of $53.1 million represents a decrease of 64.8% from the results for the first quarter of 2005. This decrease in income during the first quarter of 2006 is primarily a result of the Company recognizing a loss on the sale of its residential real estate loans. In addition, the Company incurred higher non-interest expenses. These were partially offset by increased levels of net interest income and loan servicing income.


NET INTEREST INCOME

     The Company recorded net interest income for the first quarter of 2006 of $154.0 million as compared to $118.8 million for the first quarter of 2005. The increase in net interest income is primarily a result of an increase in the level of average interest-earning assets. Total average interest-earning assets increased 21.6% to $12.6 billion during the first quarter of 2006, as compared to $10.4 billion during the first quarter of 2005. This increase is primarily the result of significantly higher levels of commercial and residential real estate loans held for investment and sale. In addition, the Company's residual interests in securitized loans also increased substantially; these residual interests typically realize a higher yield than the Company's other interest-earning assets, thus positively impacting net interest income and net interest income margin. The net interest income margin as a percentage of average interest-earning assets increased to an annualized 4.95% for the first quarter of 2006 from 4.64% for the first quarter of 2005. Net interest income is impacted by the volume, mix and rate of interest-earning assets and interest-bearing liabilities.

     The following tables identify the consolidated interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins, as well as an analysis of changes in net interest income due to volume and rate changes, for the first three months of 2006 and 2005:

                                                                             THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------------------------------------------------
                                                                     2006                                 2005
                                                       --------------------------------      --------------------------------
                                                          AVERAGE                 YIELD/        AVERAGE                 YIELD/
                                                          BALANCE      INTEREST    COST         BALANCE      INTEREST    COST
                                                       ------------   ---------   -----      ------------   ---------   -----
                                                                         (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (1):
  Commercial real estate loans ......................  $  5,032,346   $ 109,534    8.83%     $  3,621,587   $  66,392    7.43%
  Residential real estate loans (2) .................     6,946,567     139,758    8.16%        6,227,301     111,109    7.24%
  Residual interests in securitized loans ...........       104,360      16,809   65.32%           15,257       1,338   35.57%
  Cash equivalents and investment securities ........       538,600       6,769    5.10%          517,109       3,085    2.42%
                                                       ------------   ---------   -----      ------------   ---------   -----
            Total interest-earning assets ...........  $ 12,621,873   $ 272,870    8.77%     $ 10,381,254   $ 181,924    7.11%
                                                       ============   =========   =====      ============   =========   =====

Interest-bearing liabilities:
  Time deposits .....................................  $  7,422,836   $  76,809    4.20%     $  5,896,354   $  39,567    2.72%
  Savings deposits ..................................     1,579,925      13,876    3.56%        1,750,069       9,789    2.27%
  FHLB advances .....................................     1,923,956      20,656    4.35%        1,346,347       7,506    2.26%
  Warehouse lines of credit .........................        85,358       1,637    7.78%                -         219       -
  Senior Notes due 2009 .............................       176,180       3,546    8.05%          181,450       3,650    8.05%
  LYONs .............................................             -           -       -               574           7    4.95%
  Junior Subordinated Debentures ....................       103,093       2,320    9.00%          103,093       2,320    9.00%
  Other .............................................        23,225          36    0.63%           23,982         114    1.93%
                                                       ------------   ---------   -----      ------------   ---------   -----
            Total interest-bearing liabilities ......  $ 11,314,573   $ 118,880    4.26%     $  9,301,869   $  63,172    2.75%
                                                       ============   =========   =====      ============   =========   =====

Net interest income .................................                 $ 153,990                             $ 118,752
                                                                      =========                             =========

Percent of average interest-earning assets:
  Interest income ...................................                              8.77%                                 7.11%
  Interest expense ..................................                              3.82%                                 2.47%
                                                                                  -----                                 -----
  Net interest margin ...............................                              4.95%                                 4.64%
                                                                                  =====                                 =====


(1)  Average loan balances include non-accrual loan balances.
(2)  Includes loans held for sale and other.

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                       2006 COMPARED TO 2005
                                                                                -------------------------------------
                                                                                     CHANGE DUE TO
                                                                                -----------------------
                                                                                 VOLUME (1)      RATE         TOTAL
                                                                                ----------    ---------     ---------
                                                                                        (THOUSANDS OF DOLLARS)


 Cash equivalent and investment securities ..................................   $     413     $   3,271     $   3,684
 Loans and residual interests ...............................................      59,505        27,757        87,262
                                                                                ---------     ---------     ---------
 Total increase in interest income ..........................................      59,918        31,028        90,946
                                                                                ---------     ---------     ---------

 Time deposits ..............................................................     (15,796)      (21,446)      (37,242)
 Savings deposits ...........................................................       1,494        (5,581)       (4,087)
 FHLB advances ..............................................................      (6,201)       (6,949)      (13,150)
 Warehouse lines of credit ..................................................      (1,418)            -        (1,418)
 Senior Notes due 2004 and 2009 .............................................         104             -           104
 LYONs ......................................................................           7             -             7
 Junior Subordinated Debentures .............................................           -             -             -
 Other ......................................................................           1            77            78
                                                                                ---------     ---------      --------
 Total (increase) in interest expense .......................................     (21,809)      (33,899)      (55,708)
                                                                                ---------     ---------      --------
 Increase / (decrease) in net interest income ...............................   $  38,109     $  (2,871)     $ 35,238
                                                                                =========     =========      ========


  (1)Changes in rate/volume are allocated to change in volume.


NON-INTEREST INCOME

WHOLE LOAN SALES AND SECURITIZATIONS OF RESIDENTIAL REAL ESTATE LOANS

     The Company realized a $15.2 million loss on the sale of its residential real estate loans during the first quarter of 2006; this is compared to a $108.4 million gain in the first quarter of 2005. The loss on sale is primarily attributable to a decrease in the gross premiums received on loan sales during the first quarter of 2006 and increased levels of provisions for loan valuation and repurchase reserves, as compared to the first quarter of 2005. The net gain
(loss) percentage (the net gain or loss after direct costs, net gains or losses on derivative instruments, provisions for premium recapture and valuation and repurchase reserves, divided by net loans sold) on these sales and securitizations decreased to (0.21)% in the first quarter of 2006 from 1.55% in the first quarter of 2005.

     A total of $7.25 billion in loans were sold during the first quarter of 2006, as compared to loan sales and securitizations of $7.06 billion during the first quarter of 2005. The average gross premium on loans sold during the first quarter of 2006 was 1.21% as compared to an average of 2.91% for the first quarter of 2005. The decrease in gross premiums is a result of lower interest rate margins (reflecting increased price competition in the non-prime mortgage origination market) and soft secondary market conditions. The loans sold during the first quarter of 2006 were sold pursuant to forward loan sale commitments entered into during the fourth quarter of 2005, when secondary market conditions were weak. In addition, pricing for second mortgages in the secondary market declined during the first quarter of 2006. The Company's direct costs of loan origination associated with loans sold decreased during the first quarter of 2006 to 0.93% from 1.36% in the first quarter of 2005 as a result of lower costs incurred for broker and account executive compensation. The Company reported provisions for valuation and repurchase reserves for the first quarter of 2006 of $32.5 million (or 0.45%) of total net loan sales and securitizations, as compared to $10.1 million (or 0.14%) for the first quarter of 2005. The increased provisions for loan valuation and repurchase reserves is primarily due to increased loan repurchase trends and lower values for second mortgages. The Company continually evaluates the loss estimates utilized for its valuation and repurchase reserves based upon its analysis of historical and current data and the mix of loan characteristics.

     The Company realized a net gain of $14.6 million on its derivative instruments utilized to hedge the impact of interest rate volatility on its residential real estate lending activities during the first quarter of 2006. This net gain primarily resulted from an increase in the underlying interest rate indices (primarily the two-year swap rate) which conversely had a negative impact upon the gross loan sale premiums realized during the same period.

     The Company's gross loan premiums, loan repurchase and valuation reserves and the gain or loss on derivative instruments have exhibited, and are expected to continue to exhibit, variability (often significant) based on various economic, credit and interest rate environments, as well as on the Company's loan sale and hedging activity levels and their timing.

     The following table provides the amounts of loans sold during the respective periods and additional detail on the net gain (loss) on whole loan sales and securitizations:

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                ---------------------------
                                                                                    2006            2005
                                                                                -----------     -----------
                                                                                  (THOUSANDS OF DOLLARS)

Whole loan sales of residential real estate loans ...........................   $ 7,257,655     $ 5,849,309
Securitizations of residential real estate loans ............................             -       1,209,849
                                                                                -----------     -----------
Total loan sales and securitizations - net of repurchases ...................   $ 7,257,655     $ 7,059,158
                                                                                ===========     ===========

Gross premium recognized on Tier I loan sales and securitizations ...........   $    87,933     $   204,876
Losses on Tier II sales .....................................................       (13,989)         (3,180)
                                                                                -----------     -----------
                                                                                     73,944         201,696
Net gain on derivative instruments ..........................................        14,596          17,188
                                                                                -----------     -----------
                                                                                     88,540         218,884
Net direct loan origination costs ...........................................       (67,767)        (96,193)
Provision for premium recapture .............................................        (3,496)         (4,270)
                                                                                -----------     -----------
                                                                                     17,277         118,421
Provision for valuation and repurchase reserves .............................       (32,453)        (10,061)
                                                                                -----------     -----------
    Net gain (loss) on sale .................................................   $   (15,176)    $   108,360
                                                                                ===========     ===========

Net gain (loss) on sale .....................................................   $   (15,176)    $   108,360
Origination expenses allocated during the period of origination .............       (27,463)        (36,304)
                                                                                -----------     -----------
    Net operating gain (loss) on sale .......................................   $   (42,639)    $    72,056
                                                                                ===========     ===========

Gross premium recognized on Tier I loan sales and securitizations ...........          1.21 %          2.91 %
Losses on Tier II sales .....................................................         (0.19)%         (0.05)%
                                                                                -----------     -----------
                                                                                       1.02 %          2.86 %
Net gain on derivative instruments ..........................................          0.20 %          0.25 %
                                                                                -----------     -----------
                                                                                       1.22 %          3.11 %
Net direct loan origination costs ...........................................         (0.93)%         (1.36)%
Provision for premium recapture .............................................         (0.05)%         (0.06)%
                                                                                -----------     -----------
                                                                                       0.24 %          1.69 %
Provision for valuation and repurchase reserves .............................         (0.45)%         (0.14)%
                                                                                -----------     -----------
    Net gain (loss) on sale .................................................         (0.21)%          1.55 %
                                                                                ===========     ===========

Net gain (loss) on sale .....................................................         (0.21)%          1.55 %
Origination expenses allocated during the period of origination .............         (0.38)%         (0.51)%
                                                                                -----------     -------------
     Net operating gain (loss) on sale ......................................         (0.59)%           1.04 %
                                                                                ===========     ============

o   Percentages are of total loan sales and securitizations, net of repurchases, during the period indicated.
o   Tier II loans do not meet the criteria for a Tier I sale due to delinquency status, documentation issues or loan program exceptions for which the Company typically receives lower premiums.
o   Provision for premium recapture is the provision for the return of premium on loans sold which prepay early per the terms of each sales contract; includes some interest adjustment.
o   Provision for valuation and repurchase reserves represents adjustments to the valuation allowance for the
    Company's held for sale loans and adjustments to the Company's repurchase reserve for the effect of loans estimated to be repurchased and the related return premiums.
o   Origination expenses represent indirect expenses related to the origination of residential real estate loans during the period of origination and which are not deferred for GAAP. These expenses are included in non-interest expense in the consolidated statements of income during the period incurred. There is no directly comparable GAAP financial measure to "Origination expenses allocated during the period of origination", the components of which are calculated in accordance with GAAP.
o   Net operating gain on sale is a supplement to, and not a substitute for, the information presented in the consolidated statements of income as prepared in accordance with GAAP. The Company utilizes this additional information as part of its management of the total costs and efficiency of its loan origination platform.
    Furthermore, our definition of the indirect origination expenses may not be comparable to similarly titled measures reported by other companies. Because these expenses are estimates that are based on loans sold during the current period utilizing actual costs from prior periods, these costs may fluctuate from period to period reflecting changes in the volume of loans sold, originated and the actual indirect expenses incurred during the period of loan origination. The net operating gain on sale amount does not include net interest income on residential real estate loans held for sale or any fair value adjustments on the Company's residual interests in securitized loans.

                                       51

LOAN SERVICING AND OTHER NON-INTEREST INCOME

     The components of the Company's loan servicing income, MSR amortization and impairment and other non-interest income for the first quarter of 2006 and 2005 are indicated in the following table:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                  2006         2005
                                                                                --------      --------
                                                                                (THOUSANDS OF DOLLARS)

Loan Servicing Income:
  Servicing fee income:
    Securitization transactions ............................................    $  8,796      $  4,380
      Interim ..............................................................       6,452         6,507
      Loans sold - servicing retained ......................................       1,352           830
                                                                                --------      --------
                                                                                  16,600        11,717
    Ancillary income .......................................................       2,906         1,724
    Other ..................................................................       1,843           300
                                                                                --------      --------
                                                                                $ 21,349      $ 13,741
                                                                                ========      ========

MSR Amortization and Impairment:
  MSR amortization .........................................................    $ (8,044)     $ (4,485)
  MSR impairment provision .................................................           -          (419)
                                                                                --------      --------
                                                                                $ (8,044)     $ (4,904)
                                                                                ========      ========

Other Non-Interest Income:
  Prepayment fees:
    Commercial real estate .................................................    $    642      $    961
    Residential real estate ................................................         641           562
  Commercial real estate transaction fees ..................................       1,018         2,063
  Net gain on extinguishment of debt .......................................          22             -
  All other ................................................................         883           341
                                                                                --------      --------
                                                                                $  3,206      $  3,927
                                                                                ========      ========

     Loan servicing income (which is all related to residential real estate), increased from $13.7 million in the first quarter of 2005 to $21.3 million for the first quarter of 2006. The increase was due to increased residential real estate loan origination volume, which resulted in an increase in loan securitization activity in prior periods and higher levels of interim servicing during the first quarter of 2006 as compared to the first quarter of 2005. Although the Company did not enter into a securitization transaction during the first quarter of 2006, the higher levels of MSRs over prior periods resulted in an increase in the amortization (expense) of the MSRs in the first quarter of 2006 versus 2005.

     The Company was servicing $23.2 billion in principal balance of residential loans as of March 31, 2006 as compared to $18.8 billion as of March 31, 2005 and reflects the increase in loan servicing volume during the prior twelve months. The Company intends to continue to service its loans held for sale and those loans it securitizes, and continues to service some loans sold to other parties for more than on an interim basis.

     The following is a breakdown of the loans being serviced by categorization as of the dates indicated:

                                                                                MARCH 31,      DECEMBER 31,
                                                                                  2006            2005
                                                                                --------       -----------
                                                                                  (MILLIONS OF DOLLARS)


Loans in securitizations ....................................................   $  6,681       $     7,381
Loans held for sale .........................................................      6,602             5,412
Loans sold and servicing retained ...........................................      1,904             1,082
Loans sold and serviced on an interim basis .................................      7,991             8,377
                                                                                --------       -----------
                                                                                $ 23,178       $    22,252
                                                                                ========       ===========


PROVISION FOR LOSSES

     For the first quarter of 2006 the Company recognized a $3.9 million provision expense as compared to a $1.0 million expense for the first quarter of 2005. The provision expense increase was primarily a result of the increase between the quarters in the commercial real estate loans held for investment partially offset by the decreased levels of net charge-offs and non-accrual and classified (substandard) commercial real estate portfolio loans. In addition, the Company has continued to reduce its exposure to commercial real estate loans secured by hotel and lodging properties which have been the majority of the non-accrual loans and net charge-offs in prior periods. The net charge-off amounts and ratios (to average loans outstanding) for the commercial real estate portfolio were $(67,000) or (0.01)% for the first quarter of 2006 and $621,000 or 0.07% for the first quarter of 2005. The provision for loan losses represents the current period expense (or credit to income) associated with maintaining an appropriate allowance for loan losses. The loan loss provision or credit for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition and concentrations (geographic, industry, loan structure and individual loan) of the loan portfolio, the number and balances of non-accrual loans, delinquencies, the levels of restructured loans, assessment by management of the inherent risk in the portfolio, the value of the underlying collateral on classified loans and the general economic conditions in the commercial real estate markets in which the Company lends. Periodic fluctuations in the provision for loan losses and the allowance for loan losses result from management's on-going assessment of their adequacy.

NON-INTEREST EXPENSE

     Non-interest expense increased from $86.4 million in the first quarter of 2005 to $98.3 million for the first quarter of 2006; an increase of approximately 14%. Increases in legal, professional, information technology expenses and foreclosed real estate costs resulted in the non-interest expense increase. Compensation expense increased from $59.3 million for the first quarter of 2005 to $59.4 million for the first quarter of 2006. A decrease in the compensation expense related to residential real estate sales compensation was largely matched by a decrease in the capitalization level of direct loan origination costs. An overall increase in base compensation was largely offset by a decrease in incentive and benefits costs (such as management incentive compensation, employee stock ownership, 401(K) and other related accruals). Compensation and non-compensation related operating expenses are detailed in the following tables:

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ------------------------
                                                                                  2006           2005
                                                                                ---------      ---------
                                                                                 (THOUSANDS OF DOLLARS)

Compensation and related ....................................................   $  59,410      $  59,280
Occupancy ...................................................................       7,630          6,935
Other .......................................................................      31,256         20,229
                                                                                ---------      ---------
Total non-interest expense ..................................................   $  98,296      $  86,444
                                                                                =========      =========

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ------------------------
                                                                                   2006           2005
                                                                                ---------      ---------
                                                                                 (THOUSANDS OF DOLLARS)

Total compensation and related ..............................................   $ 115,712      $ 124,550
Deferral of loan origination costs (1) ......................................     (56,302)       (65,270)
                                                                                ---------      ---------
Compensation and related ....................................................   $  59,410      $  59,280
                                                                                =========      =========

(1) Incremental direct costs associated with the origination of loans are deferred when incurred. For residential real estate loans, when the related loan is sold, the deferred costs are included as a component of net gain on sale.

         Other non-interest expense categories for the three months ended March 31, 2006 and 2005 are summarized below:

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                  2006          2005
                                                                                --------      --------
                                                                                 (THOUSANDS OF DOLLARS)


Legal, professional and other outside services ..............................   $  6,737      $  5,448
Information technology ......................................................      4,421         3,321
Printing, supplies and postage ..............................................      3,422         3,605
Advertising promotion .......................................................      3,918         2,702
Auto and travel .............................................................      2,084         2,130
Leasing and loan expense ....................................................      2,826         1,953
Net real estate owned expenses ..............................................      1,096        (4,830)
Telephone ...................................................................      1,058           861
All other ...................................................................      5,694         5,039
                                                                                --------      --------
Total other expenses ........................................................   $ 31,256      $ 20,229
                                                                                ========      ========


INCOME TAXES

     Income tax expense of $21.5 million and $61.1 million for the quarters ended March 31, 2006 and 2005, represent effective tax rates of 40.4% on income before income taxes of $53.1 million and $151.2 million for the same respective periods. The effective tax rates for both periods presented are different than the Federal enacted tax rate of 35% due mainly to various apportioned state income tax provisions.


REVIEW OF FINANCIAL CONDITION

LOANS HELD FOR SALE

     The Company's residential real estate loans held for sale have increased to $6.61 billion at March 31, 2006 from $5.42 billion at December 31, 2005. During the first quarter of 2006, residential real estate loan originations totaled $8.54 billion as compared to $7.76 billion for the first quarter of 2005. The following table details the loans held for sale as of the dates indicated:

                                                                                 MARCH 31,      DECEMBER 31,
                                                                                   2006             2005
                                                                                -----------     -----------
                                                                                  (THOUSANDS OF DOLLARS)

Loan principal balance:
  1st  trust deeds ..........................................................   $ 5,945,287     $ 4,792,976
  2nd trust deeds ...........................................................       662,574         611,104
                                                                                -----------     -----------
                                                                                  6,607,861       5,404,080
Net deferred direct origination costs .......................................        53,641          51,782
                                                                                -----------     -----------
                                                                                  6,661,502       5,455,862
Less:  Valuation reserve ....................................................       (48,719)        (32,753)
                                                                                -----------     -----------
Loans held for sale - net ...................................................   $ 6,612,783     $ 5,423,109
                                                                                ===========     ===========

Loans held for sale on non-accrual status ...................................   $    26,562     $    16,736
                                                                                ===========     ===========

     During the latter half of 2005, the Company implemented pricing strategies designed to reduce the production volume of interest-only loans, while at the same time a 40-year amortization (due in 30 years) first mortgage product was introduced. The interest-only loans generally provide for no principal amortization for up to the first five years and are available on the 2/28 and 3/27 (e.g., 2 years fixed rate, then 28 years adjustable rate) products. The second lien products are all fixed rate loans. The following tables profile the loan origination volume for the periods indicated:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ----------------------------
                                                                                   2006              2005
                                                                                -----------      -----------
                                                                                   (THOUSANDS OF DOLLARS,
                                                                                      EXCEPT PERCENTS)

Loan origination volume by lien position:
  Firsts ....................................................................   $ 7,789,657      $ 7,160,431
  Seconds ...................................................................       749,487          601,241
                                                                                -----------      -----------
                                                                                $ 8,539,144      $ 7,761,672
                                                                                ===========      ===========
For first lien volume only:
  Average loan size .........................................................   $   261,679      $   234,016
  Weighted-average coupon ...................................................          8.35%            7.05%
  Average bureau credit score (FICO) ........................................           619              621
  Average loan-to-value (LTV) ...............................................          79.8%            81.0%

  Type of product:
    ARMs:
      30 Year:
        2/28 ................................................................          57.4%            86.4%
        3/27 ................................................................           0.7%             3.0%
        5/25 ................................................................           0.2%             0.9%
                                                                                -----------      -----------
                                                                                       58.3%            90.3%

      40/30:
        2/28 ................................................................          34.9%             0.0%
        3/27 ................................................................           0.5%             0.0%
        5/25 ................................................................           0.2%             0.0%
                                                                                -----------      -----------
                                                                                       35.6%             0.0%
                                                                                -----------      -----------
        Total ARMs ..........................................................          93.9%            90.3%
                                                                                ===========      ===========
  Fixed rate:
    30 Year .................................................................           4.8%             9.7%
    40/30 ...................................................................           1.3%             0.0%
                                                                                -----------      -----------
      Total fixed rate ......................................................           6.1%             9.7%
                                                                                ------------     -----------
                                                                                      100.0%           100.0%
                                                                                ===========      ===========
  Loan purpose:
    Purchase ................................................................          45.0%            45.3%
    Refinance ...............................................................          55.0%            54.7%
                                                                                -----------      -----------
                                                                                      100.0%           100.0%
                                                                                ===========      ===========
For second lien volume only:
  Average loan size .........................................................   $    65,366      $    47,042
  Weighted-average coupon ...................................................         11.01%           10.06%
  Average bureau credit score (FICO) ........................................           653              648
  Purpose:
    Purchase ................................................................          79.5%            78.0%
    Refinance ...............................................................          20.5%            22.0%

First & Second Mortgages - Origination by geographic dispersion:
  California ................................................................          25.6%            30.2%
  Florida ...................................................................          13.6%             9.7%
  New York ..................................................................          12.0%            11.0%
  Maryland ..................................................................           7.4%             4.9%
  New Jersey ................................................................           7.3%             6.9%
  All other states ..........................................................          34.1%            37.3%
                                                                                -----------      -----------
                                                                                      100.0%           100.0%
                                                                                ===========      ============

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                ------------------
                                                                                 2006         2005
                                                                                -----        -----

Interest-only loans:
  As a percentage of first lien volume ......................................   10.57%       25.40%
  Average bureau credit score (FICO) ........................................     645          645
  Weighted-average coupon ...................................................    7.63%        6.33%
  Average loan-to-value (LTV) ...............................................    81.2%        81.7%



LOANS HELD FOR INVESTMENT AND ALLOWANCE ACTIVITY

     The Company's net loans held for investment before the allowance for loan losses was approximately $5.36 billion at March 31, 2006, as compared to $4.76 billion at December 31, 2005. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $266.0 million and $138.2 million as of March 31, 2006 and December 31, 2005, respectively. The following table shows the total commercial real estate new loan commitment volume, net of participations, for the periods indicated:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ---------------------------
                                                                                    2006            2005
                                                                                -----------      ----------
                                                                                   (THOUSANDS OF DOLLARS)


Senior  loans ...............................................................   $ 1,088,899      $ 1,060,673
Mezzanine loans .............................................................             -                -
                                                                                -----------      -----------
                                                                                $ 1,088,899      $ 1,060,673
                                                                                ===========      ===========

Average senior loan commitment size originated ..............................   $    25,926      $    30,305
                                                                                ===========      ===========

     The following table shows the Company's loans held for investment in the various financing categories and the percentages of the total represented by each category:

                                                                      MARCH 31, 2006                  DECEMBER 31, 2005
                                                               ---------------------------        ---------------------------
                                                                 AMOUNT         % OF TOTAL          AMOUNT         % OF TOTAL
                                                               -----------      ----------        -----------      ----------
                                                                           (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

COMMERCIAL REAL ESTATE LOANS:
  Construction .............................................   $ 3,145,093              58 %      $ 2,448,428              51 %
  Bridge ...................................................     1,821,681              34 %        1,887,073              39 %
  Permanent ................................................       361,937               7 %          389,681               8 %
  Single tenant credit .....................................        76,639               1 %           77,113               2 %
                                                               -----------      --------------    -----------      -------------
                                                                 5,405,350             100 %        4,802,295             100 %
Other ......................................................         8,043               0 %            8,589               0 %
                                                               -----------      ----------        -----------      ----------
                                                                 5,413,393             100 %        4,810,884             100 %
Deferrred fees and costs ...................................       (50,578)             (1)%          (50,984)             (1)%
Allowance for loan losses ..................................      (160,789)             (3)%         (156,837)             (3)%
                                                               -----------      ----------        -----------      ----------
Loans held for investment ..................................   $ 5,202,026              96 %      $ 4,603,063              96 %
                                                               ===========      ==========        ===========      ==========

     As of March 31, 2006, approximately 22.9%, 14.0% and 13.3% of the Company's commercial real estate loans outstanding were secured by properties located within California, Florida and New York, respectively; no other state represented greater than 8% of the loan portfolio. The real estate securing these loans includes a wide variety of property and project types including multi-family, office, retail, industrial, land development, lodging and mixed-use properties. The loans in the portfolio were distributed by property type as follows as of the dates indicated:

                                                     MARCH 31,      DECEMBER 31,
                                                       2006            2005
                                                     --------       ----------

Multi-family - Condominiums ......................         52%               48%
Land Development .................................         15%               15%
Office ...........................................         13%               14%
Retail ...........................................          6%                7%
Industrial .......................................          4%                4%
Commercial Mixed-Use .............................          3%                5%
Multi-family - Other .............................          3%                3%
Special Purpose ..................................          2%                2%
Hotels & Lodging .................................          2%                2%
                                                     --------       -----------
                                                          100%              100%
                                                     ========       ===========

     The commercial real estate loan portfolio as of March 31, 2006, is stratified by loan size as follows (thousands of dollars, except percents and number of loans):


                                       TOTAL LOANS              # OF       AVERAGE
          LOAN SIZE                    OUTSTANDING     %       LOANS      LOAN SIZE
--------------------------------       -----------    ---      -----     ----------


   $0             - $ 1 million        $     2,534      0%        66     $       38
> $1 million      - $ 5 million            159,262      3%        48          3,318
> $5 million      - $10 million            567,461     10%        77          7,370
> $10 million     - $15 million            420,038      8%        35         12,001
> $15 million     - $20 million            689,080     13%        39         17,669
> $20 million     - $30 million          1,103,252     20%        46         23,984
> $30 million     - $40 million            772,959     14%        22         35,135
> $40 million     - $50 million            579,054     11%        13         44,543
> $50 million                            1,111,710     21%        15         74,114
                                       -----------    ---      -----     ----------
                                       $ 5,405,350    100%       361     $   14,973
                                       ===========    ===      =====     ==========

     As of March 31, 2006, the average loan size was $15.0 million (or $18.3 million when loans under $1 million are excluded) and the average loan-to-value ratio was approximately 72%, using the most current available appraised values and current loan balances outstanding.

     The commercial real estate loan portfolio includes 15 separate loans with outstanding balances in excess of $50 million as of March 31, 2006. The Company's largest single individual loan outstanding (net of participation) at March 31, 2006 was $99.8 million with a total loan commitment of $99.8 million. The Company's largest net commitment for a single loan at March 31, 2006 was $131.3 million (with $92.6 million outstanding); this commitment represents the maximum potential loan amount to the borrower; however, the amount available to borrow is generally subject to certain levels of completion or other factors on the underlying property. As of March 31, 2006, there were seven groups of loans (separate loans on different properties) with common investors or equity sponsors for which the aggregate outstanding principal balance of the separate loans exceeded $100 million. The largest concentration is from one affiliated investment fund and totals $158.1 million in loan principal outstanding with $224.2 million in total loan commitment and is comprised of five separate loans. All five of the loans under this concentration were performing as of March 31, 2006.

     The following tables provide additional information related to the Company's commercial real estate non-accrual loans, foreclosed assets, restructured loans on accrual status and accruing loans past due 90 days or more, as well as reflect the related net loss experience and allowance for loan loss reconciliation applicable to the loans held for investment as of and for the respective periods ended as shown below:

                                                                                MARCH 31,      DECEMBER 31,
                                                                                  2006             2005
                                                                                --------       -----------
                                                                                  (THOUSANDS OF DOLLARS,
                                                                                     EXCEPT PERCENTS)

Commercial Real Estate:

Non-accrual loans held for investment ("HFI") ...............................   $ 42,885       $    29,290
Real estate owned / foreclosed assets .......................................     27,868            30,198
                                                                                --------       -----------
Total non-performing assets .................................................   $ 70,753       $    59,488
                                                                                ========       ===========

Accruing loans receivable past due 90 days or more ..........................   $      -       $         -
                                                                                ========       ===========

Restructured loans on accrual status ........................................   $  7,619       $    12,309
                                                                                ========       ===========

Non-accrual loans to total loans HFI ........................................       0.80%             0.62%
Allowance for loan losses to total loans HFI ................................       3.00%             3.29%
Allowance for loan losses to non-performing assets ..........................      227.3%            263.6%

                                                                    THREE MONTHS ENDED MARCH 31, 2006
                                                         ------------------------------------------------------
                                                         COMMERCIAL       RESIDENTIAL
                                                         REAL ESTATE      REAL ESTATE      OTHER        TOTAL
                                                         -----------      -----------      -----      ---------
                                                                          (THOUSANDS OF DOLLARS)

Beginning allowance for loan losses ..................   $ 156,755        $         -      $  82      $ 156,837
Provision for loan losses ............................       3,891                 (4)        (6)         3,881
Charge-offs ..........................................           -                  -          -              -
Recoveries ...........................................          67                  4          -             71
                                                         ---------        -----------      -----      ---------
Ending allowance for loan losses .....................   $ 160,713        $         -      $  76      $ 160,789
                                                         =========        ===========      =====      =========

Net (charge-offs)/recoveries .........................   $      67        $         4      $   -      $      71
                                                         =========        ===========      =====      =========

Net loan charge-offs to average commercial
  real estate loans held for investment ..............       (0.01)%
                                                         =========

                                                                    THREE MONTHS ENDED MARCH 31, 2005
                                                         ------------------------------------------------------
                                                         COMMERCIAL       RESIDENTIAL
                                                         REAL ESTATE      REAL ESTATE      OTHER        TOTAL
                                                         -----------      -----------      -----      ---------
                                                                          (THOUSANDS OF DOLLARS)

Beginning allowance for loan losses ..................   $ 171,471        $         -      $  54      $ 171,525
Provision for loan losses ............................       1,041                 (1)        (4)         1,036
Charge-offs ..........................................      (3,983)                 -          -         (3,983)
Recoveries ...........................................       3,362                  1          -          3,363
                                                         ---------        -----------      -----      ---------
Ending allowance for loan losses .....................   $ 171,891        $         -      $  50      $ 171,941
                                                         =========        ===========      =====      =========

Net (charge-offs)/recoveries ..........................  $    (621)       $         1      $   -      $    (620)
                                                         =========        ===========      =====      =========

Net loan charge-offs to average commercial
  real estate loans held for investment ..............        0.07 %
                                                         =========

     There were five non-accrual commercial real estate loans held for investment (the largest having a balance of $16.9 million) totaling $42.9 million, or 0.8% of the total loans held for investment, as of March 31, 2006. At December 31, 2005, there were five non-accrual commercial real estate loans totaling $29.3 million, or 0.6%. There were no loans on accrual status as of March 31, 2006 or December 31, 2005, which were 90 days or more past due.

     REO related to commercial real estate loans was $27.9 million at March 31, 2006, consisting of seven properties (the largest having a balance of $11.1 million), which were acquired through or in lieu of foreclosure on loans secured by real estate. At December 31, 2005, there were seven REO properties totaling $30.2 million.

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

     The allowance for loan losses, as a percentage of total loans held for investment decreased to 3.00% as of March 31, 2006, as compared to 3.29% as of December 31, 2005. In the first quarter of 2006, the Company incurred zero net loan charge-offs and realized $71,000 in recoveries of loan balances previously charged-off, as compared to $620,000 in total net charge-offs for the first quarter of 2005. The net charge-off ratio for commercial real estate loans for the first three months of 2006 was (0.01)% as compared to 0.07% for the first three months of 2005. Loans secured by hotel and lodging properties represented 58% and 86% of the total commercial real estate loans on non-accrual status as of March 31, 2006 and December 31, 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The commercial and residential real estate lending activities are financed primarily through deposit accounts offered by FIL and which are insured by the FDIC. FIL offers certificates of deposit and savings and money market deposit accounts (insured by the FDIC to the legal maximum) through its 21 branches in California. FIL minimizes the costs associated with its accounts by not offering traditional checking, safe deposit boxes, ATM access and other traditional retail services. Deposits totaled $9.26 billion at March 31, 2006 and are summarized as to type as follows:

                                                                       NUMBER OF       TOTAL
                                                                        ACCOUNTS      DEPOSITS
                                                                       ---------     -----------
                                                                                     (THOUSANDS
                                                                                     OF DOLLARS)


Savings and money market deposit accounts .........................       34,428     $ 1,573,017

Certificates of deposit:
  Retail ..........................................................      129,268       6,190,337
  Brokered ........................................................          N/M       1,493,626
                                                                                     -----------
                                                                                     $ 9,256,980
                                                                                     ===========

N/M = not meaningful.

     Additional financing is available to FIL through advances from the Federal Home Loan Bank of San Francisco ("FHLB"). FIL maintains a credit line with the FHLB which has a maximum financing availability that is based upon a percentage of its regulatory assets, to which the actual borrowing capacity is subject to collateralization and certain collateral sub-limits. The financing by the FHLB is available at varying rates and terms. FIL's maximum financing availability from the FHLB, based upon its level of regulatory assets, was approximately $3.96 billion as of March 31, 2006. At March 31, 2006, FIL's actual borrowing capacity, based upon the amount of collateral pledged and the applicable advance rates, was $3.14 billion, with $1.20 billion in outstanding advances. The weighted-average interest rate on the FHLB advances outstanding at March 31, 2006 was 4.50%. The borrowing capacity of FIL from the FHLB varies from time to time and is dependent upon the amount and timing of loans pledged. FIL pledged loans with a carrying value of $3.54 billion at March 31, 2006 to secure current and any future borrowings. FIL also has a line of credit with the Federal Reserve Bank of San Francisco, and at March 31, 2006 had a borrowing capacity, based upon collateral pledged, of $424.0 million, with no amounts outstanding.

     To expand the capacity and flexibility of funding its residential real estate loan origination volume, the Company has four "warehouse" lines of credit with well-established financial institutions. While the Company has historically utilized these facilities on an infrequent basis, they may be used to fund loans prior to their sale or securitization. At March 31, 2006, these four facilities totaled $3.0 billion in total borrowing capacity of which $2.25 billion is on a committed basis. Borrowing availability is created under the facilities through the pledging of residential real estate loans held for sale. There was $713.5 million outstanding on one of the facilities at March 31, 2006. Each of the facilities is subject to certain conditions, including but not limited to financial and other covenants. The Company was in compliance with all covenants and requirements of these facilities as of March 31, 2006. The four facilities are summarized as follows:

o $1 billion master repurchase facility ($500 million committed) with Goldman Sachs Mortgage Company expiring in February 2007, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.40%.

o $1 billion master loan and security facility ($1 billion committed) with Greenwich Capital Financial Products expiring in September 2006, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.40%.

o $500 million master repurchase facility ($500 million committed) with Credit Suisse First Boston Mortgage Capital expiring in May 2006, secured by certain residential real estate loans held for sale, interest at overnight LIBOR plus a margin of 0.35%.

o $500 million master repurchase facility ($250 million committed) with Lehman Brothers Bank expiring in December 2006, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.40%.


     The Company's residential loan disposition strategy is to primarily utilize whole loan sales and, to a lesser extent, securitizations. The Company attempts to build multiple whole loan sale relationships to achieve diversity and enhance market liquidity. During the first three months of 2006, the Company had transacted whole loan sales with eight different financial institutions, the largest institution representing 27.3% of the total whole loan sales volume during this period.

     As a holding company, Fremont General currently pays its operating expenses, interest expense, taxes, obligations under its various employee benefit plans, and stockholders' dividends, and meets its other obligations primarily from its cash on hand, dividends from Fremont General Credit Corporation ("FGCC"), intercompany tax payments and benefit plan reimbursements from FIL. During 2002 and 2003, Fremont General had significant net operating loss carryforwards which were used to offset taxable income generated by FIL. As a result, intercompany payments of federal income tax obligations from FIL, which were otherwise payable to taxing authorities, were available for use by Fremont General for general working capital purposes. The last of the net operating loss carryforwards were fully utilized during 2003 and only current operating losses at Fremont General will offset taxable income generated by FIL; as a result, during 2004 and 2005, Fremont General paid most of the federal income taxes it received from FIL to the federal taxing authorities. Dividends of $7.7 million and $5.3 million were paid on Fremont General's common stock in the quarters ended March 31, 2006 and 2005, respectively; however, no assurance can be given that future common stock dividends will be declared.

     During 2005 and 2006, FIL transferred by dividend all of its residual interests in securitized loans to FGCC, which is an intermediate holding company wholly-owned by Fremont General. The residual interests at FGCC as of March 31, 2006 had an estimated fair value of $90.2 million. All of the retained residual interests in securitized loans currently reside at FGCC. The purpose of these dividends was to create an additional source of cash flow to Fremont General to the extent of cash received from the residual interests.

     There exist certain Federal Income Tax and California Franchise Tax matters pending resolution, of which Fremont General is not yet able to make a determination of their ultimate liability, but does not believe that the actual outcomes of these matters will adversely impact its liquidity. It is expected that the final resolution of these matters may take several years.

     During the first quarter of 2006, Fremont General purchased $3.0 million (at par value) of its 7.875% Senior Notes due 2009; the cost was approximately $3.0 million.

     Fremont General has cash and cash equivalents of $80.7 million at March 31, 2006 and no debt maturities until March of 2009.


OFF-BALANCE SHEET ACTIVITIES

     During the first quarter of 2006, the Company did not complete any securitization transactions; however in prior periods, the Company securitized a certain amount of its residential real estate loans. Securitization is a process of transforming the loans into securities, which are sold to investors. The loans are first sold to a special purpose corporation, which then transfers them to a qualifying special-purpose entity (a "QSPE") which is legally isolated from the Company. The QSPE, in turn, issues interest-bearing securities, commonly known as asset-backed securities, that are secured by the future cash flows to be derived from the securitized loans. The QSPE uses the proceeds from the issuance of the securities to pay the purchase price of the securitized loans. The Company does not utilize unconsolidated special-purpose entities as a mechanism to remove non-performing assets from the consolidated balance sheets.

     Securitization is used by the Company to provide an additional source of liquidity. The QSPEs are not consolidated into the Company's financial statements since they meet the criteria established by SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." In general, those criteria require the QSPE to be isolated and distinct from the transferor (the Company), to be limited to permitted activities and have defined limits on the assets it can hold and the permitted sales, exchanges or distributions of its assets.

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


FORWARD LOOKING STATEMENTS

     This report may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and the currently reported results are based upon our current expectations and beliefs concerning future developments and their potential effects upon us. These statements and our results reported herein are not guarantees of future performance or results and there can be no assurance that actual developments and economic performance will be as anticipated by us. Actual developments and/or results may differ significantly and adversely from our expected or currently reported results as a result of significant risks, uncertainties and factors, often beyond our control (as well as the various assumptions utilized in determining our expectations), and which include, but are not limited to, the following:

o the variability of general and specific economic conditions and trends, and changes in, and the level of, interest rates;
o the impact of competition in the non-prime residential lending market and in the commercial real estate lending market on our ability to adequately price, underwrite and originate our loans;
o the impact of competition and pricing environments on loan and deposit products and the resulting effect upon our net interest margin and net gain on sale;
o changes in our ability to originate loans, and any changes in the cost and volume of loans originated as a result thereof;
o the effectiveness of our interest risk management, including hedging, on our funded and unfunded loans;
o the ability to access the necessary capital resources in a cost-effective manner to fund loan originations, the condition of the whole loan sale and securitization markets and the timing of sales and securitizations;

o our ability to sell or securitize the residential real estate loans we originate;
o the demand for, and the pricing and valuation of, existing and future loans, and the net premiums realized upon the sale of such loans;
o our ability to sell certain of the commercial real estate loans and foreclosed real estate in our portfolio and the net proceeds realized upon the sale of such;
o the impact of changes in the commercial and residential real estate markets, and changes in the fair values of our assets and loans, including the value of the underlying real estate collateral;
o the ability to effectively manage our growth in assets and volume, including our lending concentrations, and to maintain acceptable levels of credit quality;
o the ability to collect and realize the amounts outstanding, and the timing thereof, of loans and foreclosed real estate;
o the ability to appropriately estimate an adequate level for the allowance for loan losses, the valuation reserve for loans held for sale, the loan repurchase reserve and the premium recapture reserve, as well as the fair value of the retained mortgage servicing rights and residual interests in securitizations;
o changes in various economic and other factors which influence the timing and ultimate realization of the cash flows supporting our estimate of fair value for our residual interests in securitized loans and mortgage servicing rights;
o the effect of certain determinations or actions taken by, or the inability to secure regulatory approvals from, the Federal Deposit Insurance Corporation, the Department of Financial Institutions of the State of California or other regulatory bodies on various matters;
o our ability to maintain cash flow sufficient for us to meet our debt service and other obligations;
o the ability to maintain effective compliance with laws and regulations and control expenses, particularly in periods of significant growth for us;
o the impact and cost of adverse state and federal legislation and regulations, litigation, court decisions and changes in the judicial climate;
o the impact of changes in federal and state tax laws and interpretations, including tax rate changes, and the effect of any adverse outcomes from the resolution of issues with taxing authorities;
o the ability to maintain an effective system of internal and financial disclosure controls, and to identify and remediate any control deficiencies, under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and

o other events, risks and uncertainties discussed elsewhere in this Form 10-K and from time to time in our other reports, press releases and filings with the Securities and Exchange Commission.

We undertake no obligation to publicly update such forward-looking statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     The Company is subject to market risk resulting primarily from the impact of fluctuations in interest rates upon balance sheet financial instruments such as loans, residual interests, mortgage servicing rights, debt and derivatives. Changes in interest rates can affect loan interest income, gains or losses on the sale and securitization of residential real estate loans, interest expense, loan origination volume, net investment income and total stockholders' equity. The level of gain or loss on the sale and securitization of residential real estate loans is highly dependent upon the level of loan origination volume, the premium paid by the purchasers of such loans and the gain or loss realized from hedging activities. Each of these factors, in turn, are highly dependent upon changes in, and the level of, interest rates and other economic factors. The Company may experience a decrease in the amount of gain it realizes should significant interest rate volatility occur or if other economic factors have a negative impact on the value and volume of the loans the Company originates. The objective of the asset and liability management activities is to provide an acceptable level of net interest and investment income and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk. There is no exposure to foreign currency or commodity price risk.

     The Company is subject to interest rate risk resulting from differences between the rates on, and repricing characteristics of, interest-earning loans held for investment (and loans held for sale) and the rates on, and repricing characteristics of, interest-bearing liabilities used to finance these loans such as deposits and debt. Interest rate gaps may arise when assets are funded with liabilities having different repricing intervals or different market indices to which the instruments' interest rate is tied and to this degree, earnings will be sensitive to interest rate changes. Additionally, interest rate gaps could develop between the market rate and the interest rate on loans in the loan portfolio, which could result in borrowers' prepaying their loan obligations. The Company attempts to match the characteristics of interest rate sensitive assets and liabilities to minimize the effect of fluctuations in interest rates. For the Company's financial instruments, the expected maturity date does not necessarily reflect the net market risk exposure because certain instruments are subject to interest rate changes before expected maturity. With respect to the Company's residential real estate loans held for sale and its unfunded loan pipeline, the Company attempts to minimize its interest rate risk exposure through forward loan sale commitments and other financial instruments, such as Eurodollar futures contracts. These financial instruments meet the definition of a derivative under generally accepted accounting principles and, accordingly, they are recorded in the consolidated financial statements at fair value.

     The Company is reliant upon the secondary mortgage market for execution of its whole loan sales and securitizations of residential real estate loans. While the Company strives to maintain adequate levels of liquidity support and capital to withstand certain disruptions in the secondary mortgage market, a significant disruption or change in the level of demand could adversely impact the Company's ability to fund, sell, securitize or finance its residential real estate loan origination volume, leading to reduced gains (or losses) on sale and a corresponding decrease in revenue and earnings. A deterioration in performance of the residential real estate loans after being sold in whole loan sales and securitizations could adversely impact the availability and pricing of such future transactions.

     Quantitative and qualitative disclosures about the Company's market risk are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes in such risks or in the Company's asset and liability management activities during the three months ended March 31, 2006.


ITEM 4.  CONTROLS AND PROCEDURES

     As of March 31, 2006, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on that evaluation, the Company's management, including the CEO and CFO, have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.

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


FREMONT INDEMNITY COMPANY (IN LIQUIDATION) V. FREMONT GENERAL CORPORATION ET
AL.:

     On June 2, 2004, the State of California Insurance Commissioner John Garamendi (the "Commissioner"), as statutory liquidator of Fremont Indemnity Company ("Fremont Indemnity"), filed suit in Los Angeles Superior Court against Fremont General alleging the improper utilization by Fremont General of certain net operating loss deductions ("NOLs") allegedly belonging to its Fremont Indemnity subsidiary (the "Fremont Indemnity case"). This complaint involves issues that were considered resolved in an agreement among the California Department of Insurance, Fremont Indemnity and Fremont General (the "Letter Agreement"). The Letter Agreement, dated July 2, 2002, was executed on behalf of the California Department of Insurance by the Honorable Harry Low, the State of California Insurance Commissioner at that time. Fremont General has honored all of its obligations under the Letter Agreement. On July 16, 2004, the Commissioner filed a First Amended Complaint ("FAC") adding a cause of action for concealment of an alleged reinsurance dispute and is seeking to rescind the Letter Agreement.

     On January 25, 2005, Fremont General's motions to dismiss the lawsuit brought by the Commissioner, on behalf of Fremont Indemnity, against Fremont General were argued and heard before the Superior Court of the State of California (the "Court"). On January 26, 2005, the Court issued its rulings dismissing all the causes of action in the FAC without leave to amend, except for the cause of action for alleged concealment by Fremont General of a potential reinsurance dispute, which was dismissed with leave to amend. The Court also found that Fremont General had properly utilized the NOLs in accordance with the Letter Agreement. In addition, the Court rejected the Commissioner's request for findings that Fremont General's use of the NOLs and worthless stock deduction were voidable preferences and/or fraudulent transfers. The Court also rejected the Commissioner's request for injunctive relief to force Fremont General to amend its prior consolidated income tax returns to remove and forgo the worthless stock deduction for its investment in Fremont Indemnity.

     On May 2, 2005, the Commissioner filed a Second Amended Complaint ("SAC") with regard to the 7th cause of action on behalf of Fremont Indemnity against Fremont General alleging intentional misrepresentation, concealment and promissory fraud, which induced the Commissioner to first enter into the Letter Agreement. On July 15, 2005, the Court dismissed the SAC with 20 days leave to amend. On August 4, 2005, the Commissioner filed a Third Amended Complaint ("TAC") again alleging intentional misrepresentation, concealment and promissory fraud.

     On November 22, 2005, the Court dismissed the remaining cause of action in the TAC, finding that the "Plaintiff still failed to plead any affirmative misrepresentation which is actionable." The Court also found that the "pleading is inadequate as to damage allegations." This ruling by the Court dismisses the only remaining cause of action in the lawsuit originally brought by the Commissioner on behalf of Fremont Indemnity against Fremont General, first reported on June 17, 2004. The Commissioner has filed a Notice of Appeal to the Court's dismissal of the complaint. The Company continues to believe that this lawsuit is without merit.


FREMONT INDEMNITY COMPANY (IN LIQUIDATION AS SUCCESSOR IN INTEREST TO COMSTOCK INSURANCE COMPANY) V. FREMONT GENERAL CORPORATION ET AL.:

     The Commissioner filed an additional and separate complaint against Fremont General on behalf of Fremont Indemnity as successor in interest to Comstock Insurance Company ("Comstock"), a former affiliate of Fremont Indemnity, which was subsequently merged into Fremont Indemnity. This case alleged similar causes of action regarding the usage of the NOLs as in the Fremont Indemnity case as well as improper transactions with other insurance subsidiaries and affiliates of Fremont Indemnity. This matter was deemed a related case to the Fremont Indemnity case. On April 22, 2005, the Court dismissed, without leave to amend, the entire complaint. This ruling does not address or necessarily have legal effect on the related Fremont Indemnity case. The Commissioner has filed an Appeal to the Court's dismissal of the complaint. The Company continues to believe that this lawsuit is without merit.


GERLING GLOBAL REINSURANCE CORPORATION OF AMERICA V. FREMONT GENERAL CORPORATION ET AL.:

     On July 27, 2005, Gerling Global Reinsurance Corporation of America ("Gerling") filed a lawsuit in Federal District Court (the "Court") against Fremont General arising out of a reinsurance treaty between Gerling and Fremont Indemnity alleging 1) Fraud/Intentional Misrepresentation and Concealment; 2) Breach of Fiduciary Duty; 3) Willful and Wanton Misconduct; 4) Negligent Misrepresentation; 5) Gross Negligence; 6) Tortuous Interference with Contract;
7) Unjust Enrichment; and 8) Breach of Contract for allegedly improper underwriting practices by Fremont Indemnity during 1998 and 1999. In October 2005, Gerling filed a First Amended Complaint ("FAC") alleging 1) Fraud/Intentional Misrepresentation and Concealment; 2) Inducement to Breach and Breach of Fiduciary Duty and Duty of Utmost Good Faith; 3) Willful and Wanton Misconduct; 4) Negligent Misrepresentation; 5) Gross Negligence; 6) Tortuous Interference with Contract; 7) Unjust Enrichment; and 8) Inducement to Breach and Breach of Contract.

     On December 12, 2005, the Company's Motion to Dismiss the FAC was argued and heard before the Court. On December 15, the Court issued its Order dismissing with prejudice Gerling's Third through Sixth Causes of Action, which asserted claims for Willful and Wanton Misconduct, Negligent Misrepresentation, Gross Negligence and Tortuous Interference with Contract, and also dismissed with prejudice that part of Gerling's Eighth Cause of Action that alleged Inducement to Breach of Contract. The Court also dismissed the Breach of Contract claim, but granted Gerling leave to replead that claim.

     In January 2006, Gerling filed a Second Amended Complaint ("SAC") alleging
1) Fraud/Intentional Misrepresentation and Concealment; 2) Breach of Fiduciary Duty and Duty of Utmost Good Faith; 3) Unjust Enrichment; and 4) Breach of Contract. On March 6, 2006, Fremont General's Motion to Dismiss this SAC were argued and heard before the Court. On its own motion, the Court converted the Motion to Dismiss to a Motion for Summary Judgment and ordered that it be reset for hearing following limited discovery on the statute of limitations issues raised in the Motion. The Company continues to believe that this lawsuit is without merit.


ITEM 1A: RISK FACTORS

     We included a discussion of our Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no material change in such risks during the three months ended March 31, 2006.


ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                      ISSUER PURCHASES OF EQUITY SECURITIES


------------------------------------------------------------------------------------------------------------------------------
                                                                              (c) TOTAL NUMBER            (d) MAXIMUM NUMBER
                                        (a )TOTAL          (b) AVERAGE        OF SHARES (OR UNITS)      (OR APPROXIMATE DOLLAR
                                         NUMBER OF          PRICE PAID         PURCHASED AS PART         VALUE) OF SHARES (OR
                                          SHARES            PER SHARE             OF PUBLICLY           UNITS) THAT MAY YET BE
                                        (OR UNITS)          (OR UNIT)           ANNOUNCED PLANS          PURCHASED UNDER THE
              PERIOD                   PURCHASED (1)           (1)                OR PROGRAMS             PLANS OR PROGRAMS (2)
-----------------------------------    -------------       ------------       -------------------      -----------------------



January 1-31, 2006                        1,430,985         $     23.23                 1,430,985
------------------------------------------------------------------------------------------------------------------------------
February 1-28, 2006                             984         $     23.78                       984
------------------------------------------------------------------------------------------------------------------------------
March 1-31, 2006                                263         $     21.48                       263
------------------------------------------------------------------------------------------------------------------------------
Total                                     1,432,232         $     23.23                 1,432,232                    2,852,774
==============================================================================================================================



(1) Shares of common stock acquired by the Company from participants through purchases of shares under certain employee benefits plans at fair value.

(2) A repurchase program for four million shares was announced to the public on February 27, 2003, and a repurchase program for four million shares was announced to the public on May 19, 2005.

ITEM 6:    EXHIBITS

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

  3.3(c) Fremont General Corporation Bylaw Amendment Adopted by the Board of Directors on March 16, 2004. (Incorporated by reference to Exhibit 3.3(c) to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2004, Commission File Number 1-8007.)

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

  4.4 Preferred Securities Guarantee Agreement between the Registrant JP Morgan Chase Bank, National Association, as Preferred Guarantee Trustee. (Incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

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


                                       FREMONT GENERAL CORPORATION



Date: May 10, 2006                     /s/ LOUIS J. RAMPINO
                                       -------------------------------
                                       Louis J. Rampino
                                       President and Chief Executive Officer



Date: May 10, 2006                     /s/ PATRICK E. LAMB
                                       -------------------------------
                                       Patrick E. Lamb
                                       Senior Vice President, Chief Financial
                                       Officer, Chief Accounting Officer and
                                       Treasurer (Principal Accounting Officer)