Form 10-Q
period 2006-06-30
FREMONT GENERAL CORP
filed 2006-08-09
CIK 38984

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                              SHARES OUTSTANDING
            CLASS                                                JULY 31, 2006
Common Stock, $1.00 par value                                     77,861,629


--------------------------------------------------------------------------------

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION



                                                                        PAGE NO.
                                                                        --------
Item     1.   Financial Statements

                Consolidated Balance Sheets
                  June 30, 2006 (Unaudited) and December 31, 2005 ....         3

                Consolidated Statements of Income
                  Three and Six Months Ended June 30, 2006
                  and 2005 (Unaudited) ...............................         4

                Consolidated Statements of Changes in Stockholders'
                  Equity June 30, 2006 and 2005 (Unaudited) ..........         5

                Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2006 and 2005
                  (Unaudited) ........................................         6

                Consolidated Statements of Comprehensive Income
                  Three and Six Months Ended June 30, 2006 and 2005
                  (Unaudited) ........................................         7

                Notes to Consolidated Financial Statements
                  (Unaudited) ........................................         8

Item     2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations ..................        47

Item     3.   Quantitative and Qualitative Disclosures About
                Market Risk ..........................................        75

Item     4.   Controls and Procedures ................................        76


                           PART II - OTHER INFORMATION



Item     1.   Legal Proceedings ......................................        77

Item     1A.  Risk Factors ...........................................        79

Item     2.   Unregistered Sales of Equity Securities and Use
                of Proceeds ..........................................        79

Item     3.   Not applicable

Item     4.   Submission of Matters to a Vote of Security Holders.....        80

Item     5.   Not applicable

Item     6.   Exhibits ...............................................        81

Signatures    ........................................................       S-1

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     2006             2005
                                                                                ------------      ------------
                                                                                 (UNAUDITED)
                                                                                    (THOUSANDS OF DOLLARS)
                                     ASSETS

Cash and cash equivalents ...................................................   $    567,296      $    768,643
Investment securities classified as available-for-sale at fair value ........         19,966            17,527
Federal Home Loan Bank ("FHLB") stock at cost ...............................        211,500           136,018
Loans held for sale - net ...................................................      6,072,300         5,423,109
Loans held for investment - net .............................................      5,525,020         4,603,063
Mortgage servicing rights - net .............................................         62,739            46,022
Residual interests in securitized loans at fair value .......................        107,535           170,723
Accrued interest receivable .................................................         62,139            42,123
Real estate owned ...........................................................          3,719            33,872
Premises and equipment - net ................................................         65,691            65,203
Deferred income taxes .......................................................        101,870            83,235
Other assets ................................................................         88,613            94,575
                                                                                ------------      ------------
  TOTAL ASSETS ..............................................................   $ 12,888,388      $ 11,484,113
                                                                                ============      ============


                                   LIABILITIES

Deposits:
  Savings accounts ..........................................................   $    776,832      $  1,103,993
  Money market deposit accounts .............................................        721,970           446,274
  Certificates of deposit ...................................................      8,064,155         7,051,726
                                                                                ------------      ------------
                                                                                   9,562,957         8,601,993

Warehouse lines of credit ...................................................              -                 -
Federal Home Loan Bank advances .............................................      1,305,000           949,000
Senior Notes due 2009 .......................................................        169,484           175,305
Junior Subordinated Debentures ..............................................        103,093           103,093
Other liabilities ...........................................................        311,237           297,916
                                                                                ------------      ------------
  TOTAL LIABILITIES .........................................................     11,451,771        10,127,307

Commitments and contingencies ...............................................              -                 -


                              STOCKHOLDERS' EQUITY

Preferred stock, par value $ .01 per share -- Authorized: 2,000,000
  shares; none issued .......................................................              -                 -
Common stock, par value $1 per share -- Authorized: 150,000,000 shares; issued and outstanding: (2006 - 77,868,000 and
  2005 - 77,497,000) ........................................................         77,462            77,497
Additional paid-in capital ..................................................        327,790           341,800
Retained earnings ...........................................................      1,032,639           966,112
Deferred compensation .......................................................        (20,949)          (43,357)
Accumulated other comprehensive income ......................................         19,675            14,754
                                                                                ------------      ------------
     TOTAL STOCKHOLDERS' EQUITY .............................................      1,436,617         1,356,806
                                                                                ------------      ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................   $ 12,888,388      $ 11,484,113
                                                                                ============      ============

        The accompanying notes are an integral part of these statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                              JUNE 30,                     JUNE 30,
                                                                      ------------------------      -----------------------
                                                                        2006           2005           2006           2005
                                                                      --------       ---------      ---------      --------
                                                                          (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

INTEREST INCOME:
  Interest and fee income on loans:
    Residential ...................................................   $ 167,856      $ 125,763      $ 307,526      $ 236,774
    Commercial ....................................................     126,526         76,457        236,060        142,849
    Other .........................................................          92             85            179            184
                                                                      ---------      ---------      ---------      ---------
                                                                        294,474        202,305        543,765        379,807
  Interest income - other .........................................      23,134          8,645         46,713         13,067
                                                                      ---------      ---------      ---------      ---------
                                                                        317,608        210,950        590,478        392,874

INTEREST EXPENSE:
  Deposits ........................................................     106,385         62,300        197,070        111,656
  FHLB advances ...................................................      34,939         12,213         55,595         19,719
  Warehouse lines of credit .......................................       4,923          2,337          6,560          2,556
  Senior Notes ....................................................       3,464          3,651          7,010          7,301
  Junior Subordinated Debentures ..................................       2,319          2,319          4,639          4,639
  Other ...........................................................         213            168            249            289
                                                                      ---------      ---------      ---------      ---------
                                                                        152,243         82,988        271,123        146,160

Net interest income ...............................................     165,365        127,962        319,355        246,714
Provision for loan losses .........................................      11,707         (4,216)        15,588         (3,180)
                                                                      ---------      ---------      ---------      ---------
Net interest income after provision for loan losses ...............     153,658        132,178        303,767        249,894

NON-INTEREST INCOME:
  Net gain (loss) on whole loan sales and securitizations
    of residential real estate loans ..............................       8,374         91,964         (6,802)       200,324
  Loan servicing income ...........................................      23,482         15,945         44,831         29,686
  Mortgage servicing rights amortization and impairment
    provision .....................................................      (8,859)        (4,807)       (16,903)        (9,711)
  Impairment on residual assets ...................................      (5,752)          (572)        (5,752)        (1,790)
  Other ...........................................................       5,343          6,040          8,549          9,967
                                                                      ---------      ---------      ---------      ---------
                                                                         22,588        108,570         23,923        228,476

NON-INTEREST EXPENSE:
  Compensation and related ........................................      57,249         55,654        116,659        114,934
  Occupancy .......................................................       8,175          6,942         15,805         13,877
  Other ...........................................................      24,637         28,119         55,893         48,348
                                                                      ---------      ---------      ---------      ---------
                                                                         90,061         90,715        188,357        177,159

Income before income taxes ........................................      86,185        150,033        139,333        301,211
Income tax expense ................................................      34,261         59,263         55,722        120,339
                                                                      ---------      ---------      ---------      ---------

NET INCOME ........................................................   $  51,924      $  90,770      $  83,611      $ 180,872
                                                                      =========      =========      =========      =========



PER SHARE DATA:
  Basic ...........................................................   $    0.70      $    1.25      $    1.13      $    2.50
  Diluted .........................................................        0.68           1.21           1.10           2.43

CASH DIVIDENDS DECLARED PER COMMON SHARE ..........................   $    0.11      $    0.08      $    0.22      $    0.15



        The accompanying notes are an integral part of these statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                         ACCUMULATED
                                                          ADDITIONAL                                       OTHER
                                                COMMON      PAID-IN       RETAINED       DEFERRED      COMPREHENSIVE
                                                 STOCK      CAPITAL       EARNINGS     COMPENSATION        INCOME         TOTAL
                                               --------   ----------    -----------    ------------    -------------   -----------
                                                                           (THOUSANDS OF DOLLARS)

BALANCE AT DECEMBER 31, 2004 ................. $ 77,241   $  330,328    $   663,580    $    (58,916)   $       1,415   $ 1,013,648
 Net income ..................................        -            -        180,872               -                -       180,872
 Cash dividends declared - $0.15 per share ...        -            -        (11,519)              -                -       (11,519)
 Conversion of LYONs .........................       35          559              -               -                -           594
 Retirement of common stock ..................      (34)        (174)             -             208                -             -
 Shares issued, acquired or allocated
  for employee benefit plans .................      694       15,013              -         (35,459)               -       (19,752)
 Amortization of restricted stock ............        -            -              -           9,832                -         9,832
 Shares allocated to ESOP ....................        -       (1,368)             -          25,832                -        24,464
 Change in cost of common stock
  held in trust ..............................        -            -              -          (5,632)               -        (5,632)
 Net change in unrealized gain on
  investments and residual interests,
  net of deferred taxes ......................        -            -              -               -            2,774         2,774
 Excess tax benefits relating to share-
  based payments .............................        -        2,382              -               -                -         2,382
 Other adjustments ...........................        -       (2,766)             -           2,766                -             -
                                               --------   ----------    -----------    ------------    -------------   -----------
Balance at June 30, 2005 ..................... $ 77,936   $  343,974    $   832,933    $    (61,369)   $       4,189   $ 1,197,663
                                               ========   ==========    ===========    ============    =============   ===========



BALANCE AT DECEMBER 31, 2005 ................. $ 77,497   $  341,800    $   966,112    $    (43,357)   $      14,754   $ 1,356,806
 Net income ..................................        -            -         83,611               -                -        83,611
 Cash dividends declared - $0.22 per share ...        -            -        (17,084)              -                -       (17,084)
 Reclassification of deferred compensation
  for restricted stock .......................        -      (20,902)             -          20,902                -             -
 Retirement of common stock ..................      (35)          35              -               -                -             -
 Shares issued, acquired or allocated
  for employee benefit plans .................        -         (862)             -         (20,780)               -       (21,642)
 Amortization of restricted stock ............        -        7,386              -               -                -         7,386
 Shares allocated to ESOP ....................        -       (1,370)             -          24,315                -        22,945
 Change in cost of common stock
  held in trust ..............................        -            -              -          (2,376)               -        (2,376)
 Net change in unrealized gain on
  investments and residual interests,
  net of deferred taxes ......................        -            -              -               -            4,921         4,921
 Excess tax benefits relating to share-
  based payments .............................        -        2,050              -               -                -         2,050
 Other adjustments ...........................        -         (347)             -             347                -             -
                                               --------   ----------    -----------    ------------    -------------   -----------
BALANCE AT JUNE 30, 2006 ..................... $ 77,462   $  327,790    $ 1,032,639    $    (20,949)   $      19,675   $ 1,436,617
                                               ========   ==========    ===========    ============    =============   ===========



              The accompanying notes are an integral part of these statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                --------------------------------
                                                                                     2006              2005
                                                                                -------------      -------------
                                                                                      (THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES
  Net income ................................................................   $      83,611      $     180,872
  Adjustments to reconcile net income to net cash used in operating activities:
    Provision for loan losses ...............................................          15,588             (3,180)
    Provision for premium recapture, repurchase and valuation reserves
      of residential real estate loans held for sale ........................         125,487             39,588
    Premium refunds .........................................................         (10,998)           (10,906)
    Change in mortgage servicing rights .....................................         (33,620)           (14,027)
    Change in residual interests in securitized loans .......................          64,636             (3,752)
    Cash from residual interests in securitized loans .......................          31,592              9,892
    Provision for deferred income taxes .....................................         (21,804)            21,349
    Depreciation, amortization, accretion and impairment of retained
     interests ..............................................................           6,071             23,285
    Compensation expense related to deferred compensation plans .............           6,109             10,603
    Change in accrued interest ..............................................         (20,016)             1,999
    Change in other assets ..................................................          13,814             (2,482)
    Change in accounts payable and other liabilities ........................         (34,901)           (27,386)
                                                                                 ------------      -------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE LOANS HELD FOR
       SALE ACTIVITY ........................................................         225,569            225,855
    Originations of residential loans held for sale .........................     (18,078,063)       (17,005,351)
    Sale of and payments received from loans held for sale ..................      17,151,642         16,817,068
    Loan payments received for residential real estate loans held for
     sale ...................................................................         226,346            130,933
                                                                                -------------      -------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...................        (474,506)           168,505


INVESTING ACTIVITIES
  Originations and advances funded for loans held for investment ............      (1,943,078)        (1,583,933)
  Payments received from and sales of loans held for investment .............       1,038,919          1,329,128
  Maturities or repayments of investment securities available-for-sale ......             127                190
  Net purchases of FHLB stock ...............................................         (75,482)           (79,157)
  Purchases of premises and equipment .......................................         (10,736)           (13,328)
                                                                                 ------------      -------------
    NET CASH USED IN INVESTING ACTIVITIES ...................................        (990,250)          (347,100)

FINANCING ACTIVITIES
  Deposits accepted, net of repayments ......................................         960,964            778,756
  FHLB repayments, net of advances ..........................................         356,000            (43,000)
  Extinguishment of Senior Notes and LYONs ..................................          (5,933)               (30)
  Dividends paid ............................................................         (16,269)           (10,691)
  Excess tax benefits related to share-based payments .......................           2,050              2,382
  Purchase of company common stock for deferred compensation plans ..........         (33,403)           (30,982)
                                                                                -------------      -------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ...............................       1,263,409            696,435

Increase (decrease) in cash and cash equivalents ............................        (201,347)           517,840
  Cash and cash equivalents at beginning of period ..........................         768,643            904,975
                                                                                -------------      -------------
Cash and cash equivalents at end of period ..................................   $     567,296      $   1,422,815
                                                                                =============      =============

         The accompanying notes are an integral part of these tatements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)




                                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                               JUNE 30,                 JUNE 30,
                                                                        ---------------------     ----------------------
                                                                          2006         2005         2006         2005
                                                                        --------     --------     --------     ---------
                                                                                     (THOUSANDS OF DOLLARS)

Net income ..........................................................   $ 51,924     $ 90,770     $ 83,611     $ 180,872
Other comprehensive income:
  Net change in unrealized gains (losses) during the period:
    Residual interests in securitized loans .........................     11,399        6,110        6,033         4,632
    Investment securities ...........................................         92           (1)       2,058            (9)
                                                                        --------     --------     --------     ---------
                                                                          11,491        6,109        8,091         4,623
  Less income tax expense ...........................................      4,542        2,444        3,170         1,849
                                                                        --------     --------     --------     ---------
Other comprehensive net income ......................................      6,949        3,665        4,921         2,774
                                                                        --------     --------     --------     ---------
TOTAL COMPREHENSIVE NET INCOME ......................................   $ 58,873     $ 94,435     $ 88,532     $ 183,646
                                                                        ========     ========     ========     =========

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

     The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the interim financial statements have been included. The operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

     In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a two-step approach for the recognition and measurement of a tax position taken or expected to be taken in an entity's tax return. The first step in the evaluation of a tax position is recognition: The Company must determine whether it is more likely than not that a given tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In this evaluation the Company must presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position meeting the more-likely-than-not recognition threshold is recorded at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company is currently evaluating the impact of adopting FIN No. 48; however, the Company does not believe the adoption will have a significant impact on its financial position or results of operations. FIN No. 48 is effective for the Company's fiscal year beginning January 1, 2007.

NOTE 3:    CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are summarized in the following table as of the dates indicated:

                                                                                 JUNE 30,     DECEMBER 31,
                                                                                   2006          2005
                                                                                ---------     -----------
                                                                                  (THOUSANDS OF DOLLARS)


Cash on hand ................................................................   $     271     $       239
Non-interest bearing deposits in other financial institutions ...............     141,780          98,141
FHLB shareholder transaction account ........................................      90,540         214,237
Federal Reserve account .....................................................      53,483           2,829
U.S. Government Agency money market funds ...................................     125,000         350,000
Short-term money market fund ................................................      72,114          37,242
Commercial paper ............................................................      84,108          65,955
                                                                                ---------     -----------
Total cash and cash equivalents .............................................   $ 567,296     $   768,643
                                                                                =========     ===========

     The FHLB shareholder transaction account represents a short-term interest-bearing transaction account with the Federal Home Loan Bank of San Francisco. The Company's cash and cash equivalent balances were unrestricted as of June 30, 2006 and December 31, 2005.


NOTE 4:    INVESTMENT SECURITIES CLASSIFIED AS AVAILABLE-FOR-SALE

     The amortized cost, unrealized gains, unrealized losses and fair value of the Company's investment securities as of June 30, 2006 were as follows:

                                                      AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                                         COST         GAINS          LOSSES        VALUE
                                                      ---------     ----------    -----------     --------
                                                                      (THOUSANDS OF DOLLARS)

Mortgage-backed securities
  Agency ..........................................   $     727     $        -     $       15     $    712
  Private issue ...................................      17,173          2,081              -       19,254
                                                      ---------     ----------     ----------     --------
Total available-for-sale securities ...............   $  17,900     $    2,081     $       15     $ 19,966
                                                      =========     ==========     ==========     ========


     There were no realized gains or losses on the available-for-sale securities during the three and six months ended June 30, 2006. Unrealized gains or losses are included in other comprehensive income. The private issue securities are mortgage-backed securities retained from one of the Company's 2005 residential real estate loan securitization transactions.


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

     The following table details the loans held for sale as of the dates indicated:

                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   2006            2005
                                                                                -----------     -----------
                                                                                   (THOUSANDS OF DOLLARS)

Loan principal balance:
  First trust deeds .........................................................   $ 5,445,702     $ 4,792,976
  Second trust deeds ........................................................       656,118         611,104
                                                                                -----------     -----------
                                                                                  6,101,820       5,404,080
Net deferred direct origination costs .......................................        44,913          51,782
                                                                                -----------     -----------
                                                                                  6,146,733       5,455,862
Valuation reserve ...........................................................       (74,433)        (32,753)
                                                                                -----------     -----------
Loans held for sale - net ...................................................   $ 6,072,300     $ 5,423,109
                                                                                ===========     ===========

Loans held for sale on non-accrual status ...................................   $    42,299     $    16,736
                                                                                ===========     ===========


     Since most of the loans that are held for sale are sold within sixty days of origination, the amount of loans held for sale that are classified as non-accrual or become real estate owned, is generally small. A valuation reserve is maintained for certain non-performing loans and other loans held for sale based upon the Company's estimate of inherent losses. Provisions for the valuation reserve are charged against gain (loss) on sale of loans. Activity in the valuation reserve is summarized in the following table for the periods indicated:

                                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                             JUNE 30,                   JUNE 30,
                                                                       ---------------------      -----------------------
                                                                          2006         2005          2006           2005
                                                                       ---------     --------     ---------      --------
                                                                                     (THOUSANDS OF DOLLARS)

Beginning balance ..................................................   $  48,719     $ 44,008      $ 32,753      $ 38,257
Provision ..........................................................      29,946        9,999        47,280        16,676
Discounted sales ...................................................     (32,110)      (4,535)      (49,488)       (9,224)
Charge-offs ........................................................      (3,172)      (1,283)       (4,870)       (1,977)
Transfer from repurchase reserve ...................................      31,050        6,465        48,758        10,922
                                                                       ---------     --------      --------      --------
Ending balance .....................................................   $  74,433     $ 54,654      $ 74,433      $ 54,654
                                                                       =========     ========      ========      ========


     The valuation reserve is apportioned as follows as of the dates indicated:


                                                                                JUNE 30,     DECEMBER 31,
                                                                                  2006          2005
                                                                                --------     -----------
                                                                                 (THOUSANDS OF DOLLARS)


First trust deeds ..........................................................    $ 28,286     $    14,512
Second trust deeds .........................................................      46,147          18,241
                                                                                --------     -----------
                                                                                $ 74,433     $    32,753
                                                                                ========     ===========

     In the ordinary course of business, as the loans held for sale are sold, the Company makes standard industry representations and warranties about the loans. The Company may have to subsequently repurchase certain loans due to defects that occurred in the origination of the loans. Such defects are categorized as documentation errors, underwriting errors, or fraud. In addition, the Company is generally required to repurchase loans from previous whole loan sale transactions that experience first payment defaults. If there are no such defects or early payment defaults, the Company has no commitment to repurchase loans that it has sold. During the second quarter of 2006, the Company repurchased a total of $159.9 million in loans, as compared to $47.7 million for the second quarter of 2005. In addition, the Company re-priced $78.4 million and $21.1 million in loans for the second quarter of 2006 and 2005, respectively. Re-priced loans are loans that are subject to repurchase but which are settled at a reduced price. The Company maintains a reserve for the estimated losses expected to be realized when the repurchased loans are sold; this reserve is included in other liabilities and totaled $57.6 million and $14.6 million as of June 30, 2006 and December 31, 2005, respectively. This reserve is based upon the expected future repurchase trends for loans already sold in whole loan sale transactions and the expected valuation of such loans when repurchased. At the point the loans are repurchased, the associated reserves are transferred to the valuation reserve. Provisions for the repurchase reserve are charged against gain (loss) on sale of loans. The following table summarizes the activity in the repurchase reserve for the periods indicated.


                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
                                                                       ----------------------      ----------------------
                                                                          2006         2005          2006          2005
                                                                       ---------     --------      ---------     --------
                                                                                     (THOUSANDS OF DOLLARS)

Beginning balance ..................................................   $  23,337     $  6,134      $  14,556     $  4,794
Provision ..........................................................      79,750       11,411        110,295       18,191
Charge-offs for loan repricing .....................................     (14,451)        (863)       (18,507)      (1,846)
Transfer to valuation allowance ....................................     (31,050)      (6,465)       (48,758)     (10,922)
                                                                       ---------     --------      ---------     --------
Ending balance .....................................................   $  57,586     $ 10,217      $  57,586     $ 10,217
                                                                       =========     ========      =========     =========

     The repurchase reserve is apportioned as follows as of the dates indicated:

                                                                                JUNE 30,     DECEMBER 31,
                                                                                  2006          2005
                                                                                --------     -----------
                                                                                 (THOUSANDS OF DOLLARS)


First trust deeds ..........................................................    $ 33,824     $     8,104
Second trust deeds .........................................................      23,762           6,452
                                                                                --------     -----------
                                                                                $ 57,586     $    14,556
                                                                                ========     ===========

     The Company also maintains a reserve for premium recapture that represents the estimate of potential refunds of premiums received on previously completed loan sales (either due to early loan prepayments or for certain loans repurchased from prior sales) that may occur under the provisions of the various agreements entered into for the sale of loans held for sale; this reserve totaled $10.7 million and $4.3 million as of June 30, 2006 and December 31, 2005, respectively, and is included in other liabilities. The gross premium percentage realized on Tier 1 loan sales and securitizations increased to 2.15% from 1.37% for the quarters ended June 30, 2006 and December 31, 2005, respectively. The increase in the premium recapture reserve is directionally consistent with the increase in the gross premium percentage realized from the prior quarter and the increased level of loan repurchases. Provisions for the premium recapture reserve are charged against gain (loss) on sale of loans. The following table summarizes the activity in the premium recapture reserve for the periods indicated:

                                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                               JUNE 30,                    JUNE 30,
                                                                        ---------------------      -----------------------
                                                                         2006          2005           2006         2005
                                                                       -------       --------      ---------     ---------
                                                                                      (THOUSANDS OF DOLLARS)

Beginning balance ..................................................   $  2,937      $  7,944      $   4,259     $   7,516
Provision for premium recapture on repurchased loans ...............      7,462         3,319          9,771         5,542
Provision for standard premium recapture ...........................      7,207         5,117          7,629         8,403
Refunds ............................................................     (6,945)       (5,825)       (10,998)      (10,906)
                                                                       --------      --------      ---------     ---------
Ending balance .....................................................   $ 10,661      $ 10,555      $  10,661     $  10,555
                                                                       ========      ========      =========     =========

     The following table reconciles the valuation, repurchase and premium recapture provisions to the amounts included in the Company's gain (loss) on sale of loans for the periods indicated.


                                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                              JUNE 30,                   JUNE 30,
                                                                       ---------------------     ----------------------
                                                                         2006         2005          2006         2005
                                                                       --------     --------     ----------    --------
                                                                                     (THOUSANDS OF DOLLARS)


Provision for repurchase reserve ...................................   $ 79,750     $ 11,411     $ 110,295     $ 18,191
Provision for valuation reserve ....................................     29,946        9,999        47,280       16,676
Adjust for losses on Tier II loan sales (1sts & 2nds) ..............    (26,867)      (3,225)      (40,856)      (6,405)
Adjust for premium/interest/SFAS #91 on Tier II sales ..............     (5,243)      (1,310)       (8,632)      (2,819)
Provision for premium recapture on repurchased loans ...............      7,462        3,319         9,771        5,542
Other ..............................................................       (260)        (931)         (617)      (1,861)
                                                                       --------     --------     ---------     --------
  Total provision for valuation and repurchase reserves ............   $ 84,788     $ 19,263     $ 117,241     $ 29,324
                                                                        ========    ========     =========     ========


Provision for standard premium recapture (1) .......................   $  7,207     $  5,117     $   7,629     $  8,403
Provision for loans sold at principal only .........................      5,624          740         8,698        1,724
                                                                       --------     --------     ---------     --------
  Total provision for premium recapture ............................   $ 12,831     $  5,857     $  16,327     $ 10,127
                                                                       ========     ========     =========     ========


(1) The standard premium recapture represents the return of premium on loans sold which prepay early per the terms of each whole loan sales agreement.



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

     As of June 30, 2006, the Company had $3.99 billion in unfunded commitments for existing loans and $916.8 million in unfunded commitments for loans not yet booked, as compared to $3.40 billion and $410.5 million, respectively, as of December 31, 2005. Due to the variability in the timing of the funding of these unfunded commitments, and the extent to which they are ultimately funded, these amounts should not generally be used as a basis for predicting future outstanding loan balances.

     Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $178.1 million and $138.2 million as of June 30, 2006 and December 31, 2005, respectively. The Company's commercial real estate loans also include mezzanine loans (second mortgage loans, which are subordinate to the senior or first mortgage loans) in the amounts of $5.8 million and $5.6 million as of June 30, 2006 and December 31, 2005, respectively.

     The geographic dispersion of the Company's commercial real estate portfolio is as follows:


                                                      JUNE 30,      DECEMBER 31,
                                                        2006            2005
                                                     --------       -----------

California .......................................       21.1%             25.5%
Florida ..........................................       14.8%             11.5%
New York .........................................       11.3%             14.7%
Virginia .........................................        8.1%              6.6%
Arizona ..........................................        7.4%              6.7%
Pennsylvania .....................................        4.9%              4.0%
Maryland .........................................        4.6%              3.2%
Illinois .........................................        4.6%              4.3%
All other states .................................       23.2%             23.5%
                                                     --------       -----------
                                                        100.0%            100.0%
                                                     ========       ===========

     The loans in the portfolio were distributed by property type as follows as of the dates indicated:

                                                  JUNE 30,          DECEMBER 31,
                                                    2006                2005
                                                  -------           -----------

Multi-family - Condominiums ...................       55%                    48%
Land Development ..............................       15%                    15%
Office ........................................       13%                    14%
Retail ........................................        7%                     7%
Commercial Mixed-Use ..........................        3%                     5%
Multi-family - Other ..........................        3%                     3%
Industrial ....................................        2%                     4%
Special Purpose ...............................        1%                     2%
Hotels & Lodging ..............................        1%                     2%
                                                  ------            -----------
                                                     100%                   100%
                                                  ======            ===========


     The Company does not currently carry any residential real estate loans held for investment. The following tables further detail the net loans held for investment as of the dates indicated:

                                                                                 JUNE 30, 2006
                                                                    -----------------------------------------
                                                                     COMMERCIAL
                                                                    REAL ESTATE       OTHER         TOTAL
                                                                    -----------      -------      -----------
                                                                             (THOUSANDS OF DOLLARS)

Loans outstanding ...............................................   $ 5,920,909      $ 8,059      $ 5,928,968
Participations sold .............................................      (178,102)           -         (178,102)
                                                                    -----------      -------      ------------
Loans outstanding, net of participations sold ...................     5,742,807        8,059        5,750,866
Unamortized deferred origination fees and costs .................       (53,158)           -          (53,158)
                                                                    -----------      -------      -----------
Loans outstanding before allowance for loan losses ..............     5,689,649        8,059        5,697,708
Allowance for loan losses .......................................      (172,611)         (77)        (172,688)
                                                                    -----------      -------      -----------
Loans held for investment - net .................................   $ 5,517,038      $ 7,982      $ 5,525,020
                                                                    ===========      =======      ===========

                                                                                 DECEMBER 31, 2005
                                                                    -----------------------------------------
                                                                     COMMERCIAL
                                                                    REAL ESTATE       OTHER         TOTAL
                                                                    -----------      ---------    -----------
                                                                             (THOUSANDS OF DOLLARS)

Loans outstanding ...............................................   $ 4,940,460      $ 8,589      $ 4,949,049
Participations sold .............................................      (138,165)           -         (138,165)
                                                                    -----------      -------      -----------
Loans outstanding, net of participations sold ...................     4,802,295        8,589        4,810,884
Unamortized deferred origination fees and costs .................       (50,984)           -          (50,984)
                                                                    -----------      -------      -----------
Loans outstanding before allowance for loan losses ..............     4,751,311        8,589        4,759,900
Allowance for loan losses .......................................      (156,755)         (82)        (156,837)
                                                                    -----------      -------      -----------
Loans held for investment - net .................................   $ 4,594,556      $ 8,507      $ 4,603,063
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

                                                                                 JUNE 30,     DECEMBER 31,
                                                                                   2006          2005
                                                                                ---------    ------------
                                                                                  (THOUSANDS OF DOLLARS)


Non-accrual commercial real estate loans held for investment ...............    $  39,379    $     29,290
                                                                                =========    ============

Restructured commercial real estate loans on accrual status ................    $       -    $     12,309
                                                                                =========    ============

     The Company employs a documented and systematic methodology in determining the adequacy of its allowance for loan losses, which assesses the risk of losses inherent in the portfolio, and represents the Company's estimate of probable inherent losses in the loan portfolio as of the date of the financial statements. Establishment of the allowance for loan losses involves determining reserves for individual loans that have been deemed impaired and for groups of loans that are evaluated collectively. Reviews are performed to set allowance allocations for loans that have been individually evaluated and identified as loans which have probable losses; reserve requirements are attributable to specific weaknesses evidenced by various factors such as a deterioration in the quality of the collateral securing the loan, payment delinquency or other events of default. Performing loans that currently exhibit no significant identifiable weaknesses or impairment are evaluated on a collective basis. The allowance for loan losses methodology incorporates management's judgment concerning the expected effects of economic events on portfolio performance, as well as the potential impact of concentration factors (such as property types, geographic regions and loan sizes). While the Company's methodology utilizes historical and other objective information, the establishment of the allowance for loan losses is to a significant extent based upon the judgment and experience of the Company's management. The Company believes that the allowance for loan losses is adequate as of June 30, 2006 to cover probable losses embedded in the loan portfolio; however, future changes in circumstances, economic conditions or other factors, including the effect of the Company's various loan concentrations, could cause the Company to increase or decrease the allowance for loan losses as necessary. Activity in the allowance for loan losses is summarized in the following table:

                                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                JUNE 30,                      JUNE 30,
                                                                       ------------------------      ------------------------
                                                                          2006           2005           2006           2005
                                                                       ---------      ---------      ---------      ---------
                                                                                       (THOUSANDS OF DOLLARS)


Beginning balance ..................................................   $ 160,789      $ 171,941      $ 156,837      $ 171,525
Provision for loan losses ..........................................      11,707         (4,216)        15,588         (3,180)
Charge-offs ........................................................           -         (8,197)             -        (12,180)
Recoveries .........................................................         192            428            263          3,791
                                                                       ---------      ---------      ---------      ---------
Ending balance .....................................................   $ 172,688      $ 159,956      $ 172,688      $ 159,956
                                                                       =========      =========      =========      =========


     At June 30, 2006 and December 31, 2005, the recorded investment in loans (excluding loans held for sale) considered to be impaired was $39.4 million and $29.3 million, respectively, all of which were on a non-accrual basis. The Company's policy is to consider a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Evaluation of a loan's impairment is based on the present value of expected cash flows or the fair value of the collateral, if the loan is collateral dependent. As a result of charge-offs, these impaired loans do not necessarily have a related specific allowance for loan loss allocated to them. However, there were $39.4 million and $29.3 million of loans considered impaired that have allocated specific allowances that totaled $4.3 million and $2.3 million at June 30, 2006 and December 31, 2005, respectively. The average net investment in impaired loans held for investment was $38.6 million and $53.2 million for the three months ended June 30, 2006 and 2005, respectively. Interest income that was recognized on the cash basis of accounting on loans classified as impaired was $0 and $0 for the three months ended June 30, 2006 and 2005, respectively, and $0 and $35,000 for the six months ended June 30, 2006 and 2005, respectively. Interest income foregone for loans on non-accrual status that had not performed in accordance with their original terms was $1.0 million and $1.7 million for the three months ended June 30, 2006 and 2005, respectively and, $2.1 million and $4.3 million, for the six months ended June 30, 2006 and 2005, respectively.

     In addition to its allowance for loan losses, the Company maintains an allowance for unfunded commercial real estate loan commitments on existing loans and, to a lesser degree, loans not yet funded; this allowance totaled $5.3 million and $4.0 million as of June 30, 2006 and December 31, 2005, respectively, and is included in other liabilities.

NOTE 7:    REAL ESTATE OWNED

     The Company's real estate owned ("REO") consists of property acquired through or in lieu of foreclosure on loans secured by real estate. REO is reported in the financial statements at the lower of cost or estimated realizable value (net of estimated costs to sell). REO consisted of the following types of property as of the dates indicated:

                                                                                JUNE 30,    DECEMBER 31,
                                                                                  2006          2005
                                                                                -------     -----------
                                                                                 (THOUSANDS OF DOLLARS)


Commercial real estate ......................................................   $   299     $    30,198
Residential real estate .....................................................     3,420           3,674
                                                                                -------     -----------
Real estate owned ...........................................................   $ 3,719     $    33,872
                                                                                =======     ===========


NOTE 8:    MORTGAGE SERVICING RIGHTS

     At the time of securitization or sale of loans on a whole loan basis with servicing rights retained, the Company analyzes whether the benefits of servicing are greater than or less than adequate compensation and, as a result, records where appropriate, a mortgage servicing rights asset or liability ("MSR"), respectively. The estimated fair value of the Company's mortgage servicing rights at June 30, 2006 and December 31, 2005 was $68.3 million and $57.4 million, respectively. The following tables summarize the activity in the Company's mortgage servicing rights asset as of the periods indicated:

                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                               -------------------------      ------------------------
                                                                 2006             2005           2006           2005
                                                               --------         --------      ---------       --------
                                                                                (THOUSANDS OF DOLLARS)

Beginning balance ..........................................   $ 45,337         $ 23,196      $  46,022       $ 20,044
  Additions from securitization transactions ...............      6,933            6,391          6,933         14,027
  Loans sold - servicing retained ..........................     19,328                -         26,687              -
  Amortization .............................................     (8,859)          (5,062)       (16,903)        (9,547)
                                                               --------         --------      ---------       --------
Ending balance before valuation allowance ..................     62,739           24,525         62,739         24,524
Valuation allowance:
  Beginning balance ........................................          -           (2,462)             -         (2,042)
  Provision for temporary impairment .......................          -              255              -           (164)
                                                               --------         --------      ---------       --------
  Ending balance ...........................................          -           (2,207)             -         (2,206)
                                                               --------         --------      ---------       --------
Mortgage servicing rights - net ............................   $ 62,739         $ 22,318      $  62,739       $ 22,318
                                                               ========         ========      =========       ========


Estimated fair value .......................................   $ 68,329         $ 22,318      $  68,329       $ 22,318
                                                               ========         ========      =========       ========

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

     The key economic assumptions used in subsequently measuring the fair value of the Company's MSRs as of the dates indicated are as follows:

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2006            2005
                                                                                -------       -----------

Weighted-average life (years) ...............................................       1.4               1.6
Weighted-average annual prepayment speed ....................................      48.0%             46.9%
Weighted-average annual discount rate .......................................      15.0%             15.0%


     As servicer, the Company is required to make certain advances on specific loans it is servicing, to the extent such advances are deemed collectible by the Company from collections related to the individual loan. The total amount outstanding of such servicing advances was $24.6 million and $15.3 million at June 30, 2006 and December 31, 2005, respectively, and is included in other assets.


NOTE 9: RESIDUAL INTERESTS IN SECURITIZED LOANS

     Residual interests in loan securitizations retained by the Company are recorded as a result of the sale of residential real estate loans through a securitization transaction and the subsequent issuance of net interest margin securities ("NIMs") to monetize the residual interest from the original securitization transaction.

     Residual interests represent the discounted expected future residual cash flows from the securitizations that inure to the Company's benefit subject to prepayment, delinquency, net credit losses and other factors. The following table summarizes the activity of the Company's retained residual interests:

                                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                             JUNE 30,                       JUNE 30,
                                                                      -----------------------       -----------------------
                                                                         2006          2005           2006           2005
                                                                      ---------      --------       ---------      --------
                                                                                      (THOUSANDS OF DOLLARS)

Beginning balance at fair value ...................................   $  90,236      $ 12,449       $ 170,723      $ 15,774
Additions to residual interests ...................................      12,584         1,467          12,584         3,752
Sales of residual interests .......................................           -             -         (77,220)            -
Interest accretion ................................................      15,950         2,969          32,759         4,307
Cash received .....................................................     (16,882)       (5,639)        (31,592)       (9,892)
Fair value adjustments ............................................      11,399         6,110           6,033         4,633
Permanent impairment ..............................................      (5,752)         (572)         (5,752)       (1,790)
                                                                      ---------      --------       ---------      --------
Residual interests in securitized loans at fair value .............   $ 107,535      $ 16,784       $ 107,535      $ 16,784
                                                                      =========      ========       =========      ========

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

     Loans sold through securitization transactions are done so on a non-recourse basis to off-balance sheet qualifying special-purpose entities ("QSPEs"), except for representations and warranties customary within the mortgage banking industry. In a NIM transaction, the certificates representing the residual interest in certain excess cash flows from the original securitization transaction are transferred to a QSPE, which issues interest-bearing securities. The net proceeds from the sale of these NIM securities, along with a residual interest certificate, represent the consideration received by the Company. The residual interest certificate retained from a NIM transaction is subordinate to the NIM securities issued until the NIM securities are paid in full. The residual interests retained from the NIM transactions are classified as "available-for-sale" securities and are measured at fair value; any unrealized gains or losses from adjustments to the estimated fair value, net of taxes, are reported as part of accumulated other comprehensive income, which is a separate component of stockholders' equity. Impairment that is considered other-than-temporary is recorded as a reduction of other non-interest income. During the second quarter of 2006, the Company recognized permanent impairment on two of its retained residual interests due primarily to utilization of more accurate pre-payment fee assumptions.

     In the original securitizations and NIM transactions, a two-tier structure is utilized in which the loans are first sold to a special purpose corporation (referred to as the Depositor), which then transfers the loans to the QSPE. The Company's only ownership interest from its securitization transactions is reflected in the retained residual interests from the NIM transactions of $107.5 million as detailed above.

     The following table summarizes delinquencies and credit losses as of June 30, 2006 for the loans underlying the Company's 12 outstanding securitization transactions (thousands of dollars):


Original principal amount of loans securitized ..............................   $ 11,588,533
Current principal amount of loans securitized ...............................   $  6,846,686
Current delinquent principal amount (over 60 days) ..........................   $    430,129
Inception to date credit losses (net of recoveries) .........................   $     24,368

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

     Key economic assumptions used in subsequently measuring the fair value of the Company's residual interests as of the dates indicated are as follows:

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2006            2005
                                                                                -------       -----------

Weighted-average life (years) ..............................................        1.5               1.6
Weighted-average annual prepayment speed ...................................       48.3%             46.0%
Weighted-average lifetime credit losses ....................................        4.5%              4.4%
Weighted-average annual discount rate ......................................       20.0%             20.0%


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

     At June 30, 2006, the Company's commitments to sell forward residential real estate loans to third party investors in whole loan sales transactions were approximately $3.1 billion at various rates and terms. The Company distinguishes commitments to sell forward loans in two categories, allocated and unallocated. At June 30, 2006, allocated and unallocated forward sale commitments notional amounts were $2.1 billion and $1.0 billion, respectively. Allocated forward sales commitments are contractual sales agreements whereby a specific pool of loans is agreed upon to be sold to specific buyers at a contractually agreed upon date and price. In accordance with SFAS No. 133, the Company may, under certain circumstances, designate and account for its allocated forward sales commitments as fair value hedges designated to specific pools of loans that have been contractually agreed upon for sale; however, as of June 30, 2006, no hedges were designated as such. Unallocated forward sales commitments are agreements that provide a fixed price on a pool of loans not yet specified. These commitments are treated as economic hedges (and are not currently designated as accounting hedges) and are classified as free-standing derivatives. Changes in the fair value of both the unallocated and allocated forward sales commitments are reported as a component of gain (loss) on sale of residential real estate loans and as either other assets or liabilities, as applicable.

     At June 30, 2006, the Company had a pipeline of loans in process of approximately $1.3 billion in new residential real estate loans. The Company does not guarantee interest rates to potential borrowers when an application is received. Because these loans are generally subject to the potential borrower accepting and meeting the conditions of the loan approval, the Company estimates its effective net pipeline position at $783.0 million, as adjusted for expected loan fallout. The Company conditionally quotes interest rates to potential borrowers, which are then subject to adjustment by the Company if any such conditions are not satisfied. As such, the Company ascribes no value to its conditional loan approvals as there are no interest rate-lock commitments on the loans.

     The Company's Eurodollar futures contracts are currently treated as economic hedges and are not currently designated as accounting hedges and are classified as free-standing derivatives. As of June 30, 2006, the Company had in place short Eurodollar futures positions covering loan principal of $2.5 billion and $330.4 million for its loans held for sale and its unfunded loan pipeline, respectively. Eurodollar futures are utilized in an effort to offset the changes in value related to the loan inventory and pipeline without the necessity of restricting certain loan inventory or pipeline loans to a specific forward sale commitment. The Company's Eurodollar futures positions are settled each day based on their ending fair values; as such, the Company does not reflect any asset or liability position for these derivatives. The Company records these daily fair value changes and settlements as a component of the gain (loss) on sale of residential real estate loans. The Company's Eurodollar futures contracts are collateralized by maintenance of a margin account which had a balance of $9.2 million as of June 30, 2006.

     The estimated fair values of the Company's derivatives were as follows (included in other assets or liabilities, as applicable, in the consolidated balance sheets) as of the dates indicated:


                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2006            2005
                                                                                -------       -----------
                                                                                  (THOUSANDS OF DOLLARS)

Forward sales commitments ...................................................   $ 3,769       $    (1,479)
Interest rate cap contract ..................................................         -              (340)
Other .......................................................................         -               418
                                                                                -------       -----------
                                                                                $ 3,769       $    (1,401)
                                                                               ========       ===========

     The changes in fair value of the derivative instruments from the prior period are recorded as part of the net gain (loss) on whole loan sales and securitizations. (See Note 11)


NOTE 11: GAIN (LOSS) ON WHOLE LOAN SALES AND SECURITIZATION OF RESIDENTIAL REAL ESTATE LOAN

     The Company routinely sells and securitizes its residential mortgage loans into the secondary market. Gains or losses are recognized at the date of settlement and when the Company has transferred control over the loans to either a transaction-specific securitization trust or to a third-party purchaser. The amount of gain or loss for loan sales or securitizations is based upon the difference between the net sales proceeds received, including any retained interests, and the allocated carrying amount of the loans (which includes the costs directly incurred with the origination of the loans, net of origination points and fees received, which are deferred and recognized when the loans are sold).

     The Company maintains a valuation reserve for certain non-performing loans and other loans held for sale based on the Company's estimate of inherent losses. The Company also records a repurchase reserve for the estimated losses expected to be realized for any repurchased loans when they are resold. The provisions for both of these reserves are recorded as adjustments to the Company's net gain (loss). The provision for premium recapture is the provision for the return of premium on loans sold which prepay early per the terms of each sales contract; this amount includes some interest adjustment. The following table presents the detailed components of the net gain (loss) on whole loan sales and securitizations:


                                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                               JUNE 30,                         JUNE 30,
                                                                    ----------------------------     -------------------------------
                                                                       2006            2005              2006              2005
                                                                    -----------      -----------     --------------    -------------
                                                                                         (THOUSANDS OF DOLLARS)

Whole loan sales of residential real estate loans ...............   $ 8,911,454      $ 8,776,193      $ 16,169,109     $ 14,625,502
Securitizations of residential real estate loans ................       982,533          981,717           982,533        2,191,566
                                                                    -----------      -----------      ------------     ------------
Total loan sales and securitizations - net of repurchases .......   $ 9,893,987      $ 9,757,910      $ 17,151,642     $ 16,817,068
                                                                    ===========      ===========      ============     ============


Gross premium recognized on Tier I
    loan sales and securitizations ..............................   $   212,315      $   271,345      $    300,248     $    476,221
Losses on Tier II sales .........................................       (26,867)          (3,225)          (40,856)          (6,405)
                                                                    -----------      -----------      ------------     ------------
                                                                        185,448          268,120           259,392          469,816
Net gain (loss) on derivative instruments .......................         1,598          (25,573)           16,194           (8,385)
                                                                    -----------      -----------      ------------     ------------
                                                                        187,046          242,547           275,586          461,431
Net direct loan origination costs ...............................       (81,053)        (125,463)         (148,820)        (221,656)
Provision for premium recapture .................................       (12,831)          (5,857)          (16,327)         (10,127)
                                                                    -----------      -----------      ------------     ------------
                                                                         93,162          111,227           110,439          229,648
Provision for valuation and repurchase reserves .................       (84,788)         (19,263)         (117,241)         (29,324)
                                                                    -----------      -----------      ------------     ------------
Net gain (loss) on sale .........................................   $     8,374      $    91,964      $     (6,802)    $    200,324
                                                                    ===========      ===========      ============     ============

     The net gain (loss) on derivative instruments included in the net gain
(loss) on whole loan sales and securitizations of residential real estate loans consists of the following items:

                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                JUNE 30,                    JUNE 30,
                                                                        ----------------------      -----------------------
                                                                          2006          2005           2006          2005
                                                                        -------      ---------      ---------      --------
                                                                                      (THOUSANDS OF DOLLARS)

Eurodollar futures:
  Net realized gain (loss) ..........................................   $   756      $ (21,786)      $ 12,297      $ (1,254)
  Transaction expenses and other ....................................      (532)          (517)          (977)       (1,042)
                                                                        -------      ---------       --------      --------
                                                                            224        (22,303)        11,320        (2,296)
Change in fair value of:
  Forward sales commitments .........................................     1,329        (11,208)         5,247        (9,330)
  Other .............................................................        45          7,938           (373)        3,241
                                                                        -------      ---------       --------      --------
Net gain (loss) on derivative instruments ...........................   $ 1,598      $ (25,573)      $ 16,194      $ (8,385)
                                                                        =======      =========       ========      ========


NOTE 12:  LOAN SERVICING INCOME

     In addition to the securitized loans that it services, the Company also services loans sold to other financial institutions on an interim basis (until servicing is transferred to another party) and on a to maturity basis (servicing retained). The following table presents the components of loan servicing income for the Company:

                                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                               JUNE 30,                   JUNE 30,
                                                                       ------------------------     ---------------------
                                                                         2006            2005         2006         2005
                                                                       --------       ---------     --------     --------
                                                                                       (THOUSANDS OF DOLLARS)

Servicing fee income:
  Securitization transactions ......................................   $  8,178       $  5,214      $ 16,974      $  9,593
  Interim ..........................................................      7,172          7,768        13,624        14,276
  Loans sold - servicing retained ..................................      2,565            641         3,917         1,472
Ancillary income (1) :
  Securitization transactions ......................................      1,723            927         3,489         1,774
  Interim ..........................................................        802            741         1,617         1,436
  Loans sold - servicing retained ..................................        477            140           802           321
Other:
  Securitization transactions ......................................      2,089            459         3,656           751
  Loans sold - servicing retained ..................................        476             55           752            63
                                                                       --------       --------      --------      --------
  Loan servicing income ............................................   $ 23,482       $ 15,945      $ 44,831      $ 29,686
                                                                       ========       ========      ========      ========


(1) Ancillary income represents all service-related contractual fees retained by the Company and consists primarily of late payment charges.

NOTE 13:   INCOME TAXES

     The major components of income tax expense are summarized in the following table:


                                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                               JUNE 30,                   JUNE 30,
                                                                       ----------------------     ------------------------
                                                                         2006          2005          2006           2005
                                                                       --------      --------     ---------      ---------
                                                                                     (THOUSANDS OF DOLLARS)

Federal:
  Current ..........................................................   $ 31,083      $ 39,644     $  63,869      $  79,973
  Deferred .........................................................     (2,633)        9,383       (17,024)        19,056
                                                                       --------      --------     ---------      ---------
                                                                         28,450        49,027        46,845         99,029
                                                                       --------      --------     ---------      ---------

State:
  Current ..........................................................      6,491         6,980        13,657         19,017
  Deferred .........................................................       (680)        3,256        (4,780)         2,293
                                                                       --------      --------     ---------      ---------
                                                                          5,811        10,236         8,877         21,310
                                                                       --------      --------     ---------      ---------
Total income tax expense ...........................................   $ 34,261      $ 59,263     $  55,722      $ 120,339
                                                                       ========      ========     =========      =========


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

     The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company's deferred tax assets are summarized in the following table:


                                                                                 JUNE 30,      DECEMBER 31,
                                                                                   2006            2005
                                                                                ---------      -----------
                                                                                  (THOUSANDS OF DOLLARS)

Deferred tax assets:
  Mark-to-market on loans held for sale .....................................   $  44,560      $    23,355
  Allowance for loan losses .................................................      76,032           69,650
  Compensation related items ................................................      24,622           29,270
  State income and franchise taxes ..........................................       7,359           13,467
  Other - net ...............................................................         284            2,283
                                                                                ---------      -----------
    Total deferred tax assets ...............................................     152,857          138,025

Deferred tax liabilities:
  Loan origination costs ....................................................     (21,116)         (31,550)
  Mortgage servicing ........................................................     (29,871)         (23,240)
                                                                                ---------      -----------
    Total deferred tax liabilities ..........................................     (50,987)         (54,790)
                                                                                ---------      -----------
Net deferred tax asset ......................................................   $ 101,870      $    83,235
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

NOTE 14:   DEBT - FREMONT GENERAL CORPORATION

     The debt of Fremont General is detailed in the following table; none of the Fremont General debt is guaranteed by FIL:


                                                                                 JUNE 30,      DECEMBER 31,
                                                                                   2006            2005
                                                                                ---------      -----------
                                                                                  (THOUSANDS OF DOLLARS)

Senior Notes due 2009,  less discount (2006 - $796; 2005 - $975) ............   $ 169,484      $   175,305
Junior Subordinated Debentures ..............................................     103,093          103,093
                                                                                ---------      -----------
                                                                                $ 272,577      $   278,398
                                                                                =========      ===========

     During the second quarter of 2006, Fremont General repurchased $3 million par value of the 7.875% Senior Notes due 2009 with a carrying value of $3 million resulting in a pre-tax gain of $15,000. For the six months ended June 30, 2006, Fremont General repurchased $6 million par value of 7.875% Senior Notes due 2009 with a carrying value of $6 million resulting in a pre-tax gain of $37,000. There were no repurchases of 7.875% Senior Notes due 2009 through the first six months of 2005.

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

     As of June 30, 2006, the weighted-average interest rate for savings and money market deposit accounts was 3.85% and for certificates of deposit it was 4.75%. The weighted-average interest rate for all deposits at June 30, 2006 was 4.61%.

     Certificates of deposit as of June 30, 2006 are detailed by maturity and rates as follows:



                         MATURING BY            WEIGHTED
       AMOUNT              JUNE 30,           AVERAGE RATE
    -----------          -----------          ------------
     (THOUSANDS
     OF DOLLARS)

    $ 7,957,580              2007                    4.74%
         50,828              2008                    4.40%
         52,537              2009                    5.80%
            956              2010                    3.08%
          2,254              2011                    4.88%
    -----------                               -----------
    $ 8,064,155                                      4.75%
    ===========                               ===========



     Of the total certificates of deposit outstanding at June 30, 2006, $1.53 billion were obtained through brokers.

     Interest expense on deposits is summarized as follows:



                                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                              JUNE 30,                     JUNE 30,
                                                                      -----------------------      -------------------------
                                                                         2006          2005           2006           2005
                                                                      ---------      --------      ---------       ---------
                                                                                      (THOUSANDS OF DOLLARS)

Savings and money market deposit accounts .........................   $  14,398      $ 10,928      $  28,298       $  20,768
Certificates of deposit ...........................................      92,175        51,515        169,130          91,116
Penalties for early withdrawal ....................................        (188)         (143)          (358)           (228)
                                                                      ---------      --------      ---------       ---------
                                                                      $ 106,385      $ 62,300      $ 197,070       $ 111,656
                                                                      =========      ========      =========       =========

     Total interest payments on deposits were $101.4 million and $59.9 million, for the three months ended June 30, 2006 and 2005, respectively, and $190.3 million and $108.4 million for the six months ended June 30, 2006 and 2005, respectively.

     FIL is a member of the FHLB system and, as such, maintains a credit line with the FHLB of San Francisco that is based upon a percentage of its total regulatory assets, subject to collateralization requirements and certain collateral sub-limits. Advances are primarily collateralized by residential loans held for sale, and to a lesser extent, by certain commercial loans held for investment. The maximum amount of credit which the FHLB will extend varies from time to time in accordance with their policies. FIL's maximum financing availability, based upon its level of regulatory assets and subject to the amount and type of collateral pledged and their respective advance rates, was $5.07 billion as of June 30, 2006. At June 30, 2006 and December 31, 2005, FIL had an approximate maximum borrowing capacity based upon its pledged loan collateral of $3.32 billion and $1.99 billion, respectively, with outstanding borrowings of $1.31 billion and $949.0 million, respectively, from the FHLB of San Francisco. All borrowings mature within one year. FIL pledged loans with a carrying value of $3.70 billion and $2.22 billion at June 30, 2006 and December 31, 2005, respectively, to secure the current and any future borrowings. FIL's borrowing capacity can be used to borrow under various FHLB loan programs, including adjustable and fixed-rate financing, for periods ranging from one day to 30 years, with a variety of interest rate structures available. The weighted-average interest rate on the amount outstanding at June 30, 2006 was 5.01%. The borrowing capacity has no commitment fees or cost, requires minimum levels of investment in FHLB stock (FIL receives dividend income on its investment in FHLB stock), can be withdrawn by the FHLB if there is any significant change in the financial or operating condition of FIL and is conditional upon FIL's compliance with certain agreements covering advances, collateral maintenance, eligibility and documentation requirements. At June 30, 2006 and December 31, 2005, FIL was in compliance with all requirements of its FHLB credit facility.

     Total interest payments on advances from the FHLB were $34.9 million and $12.3 million, for the three months ended June 30, 2006 and 2005, respectively, and $58.6 million and $19.7 million for the six months ended June 30, 2006 and 2005, respectively.

     FIL has a line of credit with the Federal Reserve Bank of San Francisco ("Federal Reserve") and, at June 30, 2006 and December 31, 2005, had a borrowing capacity, based upon collateral pledged, of $392.2 million and $442.3 million, respectively, with no outstanding borrowings at June 30, 2006 or December 31, 2005. FIL pledged loans with a carrying value of $523.0 million and $589.7 million at June 30, 2006 and December 31, 2005, respectively, to the Federal Reserve. This line of credit may be utilized when all other sources of funds are not reasonably available and any such advances are made with the expectation that they will be repaid when the availability of the usual source of funds is restored, usually the next business day.

     FIL has established four separate warehouse lines of credit to facilitate the funding of residential real estate loans prior to their sale or securitization. The total funding capacity available at June 30, 2006 under the four facilities was $3.00 billion, of which $2.25 billion was committed. There were no amounts outstanding on any of the facilities at June 30, 2006. Borrowings, if any, under each of the facilities are secured by loans held for sale as pledged by FIL. Each of the facilities is subject to certain conditions, including, but not limited to, financial and other covenants including the maintenance of certain capital and liquidity levels. At June 30, 2006, FIL was in compliance with all financial and other covenants related to these facilities.


NOTE 16:   OTHER LIABILITIES

     The following table details the composition of the Company's other liabilities as of the dates indicated:

                                                                                 JUNE 30,      DECEMBER 31,
                                                                                   2006            2005
                                                                                ---------      -----------
                                                                                  (THOUSANDS OF DOLLARS)



Premium recapture and repurchase reserves ...................................   $  68,247     $     18,815
Deferred compensation obligation ............................................      53,683           50,300
State income tax liability ..................................................      31,699           27,860
Accrued incentive compensation ..............................................      27,898           56,553
Accounts payable ............................................................      26,070           35,379
Borrower escrow collections payable .........................................      24,252           23,620
Interest payable ............................................................      22,499           18,241
Federal income tax liability ................................................      12,380          (12,586)
Accrued Employee Stock Ownership Plan expense ...............................       9,423           29,596
Borrower principal and interest due investors ...............................         732           13,209
Other .......................................................................      34,354           36,929
                                                                                ---------      -----------
Total other liabilities .....................................................   $ 311,237      $   297,916
                                                                                =========      ===========

NOTE 17:   SHARE-BASED PAYMENTS

     Company stock award plans provide a long term compensation opportunity for officers and certain key employees of the Company. Stock options and awards of rights to purchase shares of the Company's common stock, generally in the form of restricted stock awards may be granted under the 2006 Performance Incentive Plan (the "2006 Plan") that was approved by the Company's stockholders on May 18, 2006. Awards were granted under the Company's stockholder approved 1997 Stock Plan (the "1997 Plan") until May 18, 2006 when the stockholders approved the 2006 Plan. Effective as of May 18, 2006, no additional grants will be made under the 1997 Plan. At June 30, 2006, a total of 17,451 restricted shares of the Company's common stock were subject to outstanding awards granted and an additional 8,808,584 shares of the Company's common stock were available for new award grants under the 2006 Plan. At June 30, 2006, a total of 1,761,663 restricted shares of the Company's common stock were subject to outstanding awards granted under the 1997 Plan. As of June 30, 2006, 2,861,149 shares that had been available for awards under the 1997 Plan now are available for award grant purposes under the 2006 Plan. As awards outstanding under the 1997 Plan are cancelled, forfeited, or otherwise terminate without having been exercised or having vested, they will become available for award grant purposes under the 2006 Plan. During the first six months of 2006, there were awards of 388,379 shares of restricted stock under the 1997 Plan, and awards of 17,451 shares of restricted stock under the 2006 Plan.

     The Company also maintains the 1995 Restricted Stock Award Plan the ("1995 Plan"), which expired under its terms in November 2005. As of June 30, 2006, there were 105,950 restricted shares of the Company's common stock subject to outstanding awards granted. There are no shares available for grant under the 1995 Plan.

     Prior to January 1, 2006, the Company accounted for stock awards granted under the 1997 Plan and 1995 Plan under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations ("APB No. 25"), as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation." Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"), using the modified prospective transition method therefore results for prior periods have not been restated. The primary impact of adopting SFAS No. 123(R) on the Company's financial statements was the reclassification of the deferred compensation balance, as of December 31, 2005 ($20.9 million) related to its nonvested restricted shares to additional paid-in capital.

STOCK OPTIONS:

     The Company also maintains the Amended 1989 Non-Qualified Stock Option Plan (the "1989 Plan"). During the years 1989 to 1997, non-qualified stock options were granted at exercise prices equal to the fair value of the stock on the date of grant. Grantees vested at the rate of 25% per year beginning on the first anniversary of the grants that expire after ten years. Stock option grants were accounted for in accordance with the intrinsic value method and, accordingly, no compensation expense was recognized. For the applicable years, additional disclosure was provided regarding the pro forma effects on earnings per share calculated as if the recognition and measurements provisions of the fair value method had been adopted. The Company had 468,000 non-qualified option shares outstanding and exercisable as of June 30, 2006, with an intrinsic value of $7.0 million, an exercise price of $14.94 and an expiration date of February 13, 2007. No options were granted, forfeited, expired or exercised during the first six months of 2006. Shares issued upon option exercise may come from new shares or existing shares held in the Company's employee benefits trust. There are no shares available for grant under the 1989 Plan. (See Note 18)

RESTRICTED STOCK AWARDS:

     Under both APB No. 25 and SFAS No. 123(R), the Company recognizes compensation expense related to its restricted stock awards based on the fair value of the shares awarded as of the grant date. Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period (generally two to ten years). The compensation expense that has been charged against income for share-based compensation was $3.2 million and $4.2 million for the three months ended June 30, 2006 and 2005, respectively, and $6.6 million and $8.3 million for the six months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $701,000 and $615,000 for the three months ended June 30, 2006 and 2005, respectively, and $1.4 million and $1.1 million for the six months ended June 30, 2006 and 2005, respectively.

     Prior to the adoption of SFAS No. 123(R), the Company reported all cash flows resulting from the tax benefits associated with tax deductions in excess of the compensation expense recognized for restricted stock awards as operating cash flows in the Consolidated Statement of Cash Flows. Under SFAS No. 123(R) the Company now reports such excess tax benefits as financing cash inflows.

     Under the Company's Executive Officer Annual Bonus Plan, which is stockholder-approved, for the one-year period beginning January 1, 2006 through December 31, 2006 (the "2006 Annual Plan") the

Company may grant selected officers awards of restricted shares of Company common stock upon achievement of certain predetermined pre-tax earnings targets for the 2006 calendar year. At the end of the one-year performance period, upon determination of the extent to which the 2006 pre-tax earnings targets have been achieved, participants under the 2006 Annual Plan will be paid bonuses in the form of cash, at 100% of the amount of the cash bonus earned, plus an award of shares of restricted common stock equal to 100% of the amount of the cash bonus earned in accordance with the 2006 Annual Plan. The award of shares of restricted common stock would be made pursuant to the 2006 Plan. If such earnings targets are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. As a result of adopting SFAS No. 123(R), the Company accounts for these awards as liability instruments where the service period precedes the grant date. No restricted stock awards were granted under the 2006 Annual Plan during the first six months of 2006.

     A summary of the status of the Company's nonvested restricted stock awards as of June 30, 2006 and changes during the six month period then ended is presented below:

                                                                                                WEIGHTED-AVERAGE
                                                                                  NUMBER           GRANT DATE
                                                                                 OF SHARES         FAIR VALUE
                                                                                -----------     ----------------

Nonvested at December 31, 2005 ..............................................     2,959,053     $          13.79
Granted .....................................................................       405,830                22.57
Vested ......................................................................    (1,444,705)               12.48
Forfeited ...................................................................       (35,114)               22.61
                                                                                -----------     ----------------
Nonvested at June 30, 2006 ..................................................     1,885,064     $          16.52
                                                                                ===========     ================

     The fair value of nonvested shares is determined based on the closing trade price of the Company's shares on the grant date as determined in accordance with the 1997 Plan and/or the 2006 Plan. As of June 30, 2006, there was $21.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.0 years. The weighted-average grant date fair value of the restricted stock awards granted during the six months ended June 30, 2006 and 2005 was $22.57 and $23.05, respectively. The total fair value of shares vested was $33.6 million and $31.6 million for the six months ended June 30, 2006 and 2005, respectively.

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

     The following table details the composition of the Company's deferred compensation balance as of the dates indicated:


                                                                                  JUNE 30,    DECEMBER 31,
                                                                                   2006          2005
                                                                                --------      -----------
                                                                                  (THOUSANDS OF DOLLARS)


SERP and EBP ................................................................   $ 19,207      $    16,831
GSOP ........................................................................      1,742            5,624
Unamortized restricted stock awards .........................................          -           20,902
                                                                                --------      -----------
Total deferred compensation .................................................   $ 20,949      $    43,357
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

     As of June 30, 2006, FIL's regulatory capital exceeded all minimum requirements to which it is subject and the most recent notification from the FDIC categorized FIL as "well-capitalized". To be categorized as well-capitalized, the institution must maintain capital ratios as set forth in the following table. There have been no conditions or events since that notification that management believes have changed FIL's categorization as well-capitalized. FIL's actual regulatory amounts and the related standard regulatory minimum ratios required to qualify as well-capitalized are detailed in the table below.



                                                            JUNE 30, 2006               DECEMBER 31, 2005
                                                      -------------------------      ------------------------
                                                       MINIMUM          ACTUAL        MINIMUM          ACTUAL
                                                      REQUIRED          RATIO        REQUIRED          RATIO
                                                      --------         --------      --------         -------

Tier-1 Leverage Capital ...........................       5.00%           10.97%         5.00%          12.59%
Risk-Based Capital:
  Tier-1 ..........................................       6.00%           12.64%         6.00%          14.15%
  Total ...........................................      10.00%           13.90%        10.00%          15.52%


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

     During the third quarter of 2005, the Company identified that its interpretation for the calculation of risk-weighted assets was not complete. Previously, the Company had not incorporated the unfunded portion of its commercial real estate loan commitments into its risk-weighted assets calculation. As of June 30, 2006, and for all prior periods presented, the Company has included the risk-weighted effect of these unfunded commitments into its Tier-1 Risk-Based and Total Risk-Based Capital ratios. Included in these unfunded commitments are amounts for loan transactions for which the unfunded portion is not currently available to the borrower based upon the level of progress of the underlying commercial real estate project. The impact upon the Tier-1 Risk-Based and Total Risk-Based Capital ratios in prior periods did not change FIL's categorization as well-capitalized and there is no impact upon the Tier-1 Leverage ratio.

     The following table details the calculation of the respective capital amounts at FIL as of the dates indicated:

                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    2006             2005
                                                                                -----------      -----------
                                                                                   (THOUSANDS OF DOLLARS)

Common stockholder's equity at FIL ..........................................   $ 1,591,453       $  1,550,049
Less:
  Disallowed portion of mortgage servicing rights ...........................        (1,243)                 -
  Unrealized gains on available-for-sale securities .........................        (1,462)              (364)
                                                                                -----------       -------------
Total Tier-1 Capital ........................................................     1,588,748          1,549,685
Add: Allowable portion of the allowance for loan losses .....................       158,647            149,735
                                                                                -----------       ------------
Total Risk-Based Capital (Tier-1 and Tier-2) ................................   $ 1,747,395       $  1,699,420
                                                                                ===========       ============


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

     Management measures and evaluates each of these segments based on total revenues generated, net interest income and pre-tax operating results. The results of operations include certain allocated corporate expenses as well as interest expense charged back to the segments for the use of funds generated by the Company's corporate and retail banking operations. Interest expense is allocated among the residential and commercial segments using LIBOR rates matched to the terms of the respective underlying loans plus a spread to cover the expenses of the retail banking operations.

     Certain expenses that are centrally managed at the corporate level such as provision for income taxes and other general corporate expenses are excluded from the measure of segment profitability reviewed by management. The Company has included these general corporate expenses along with the results of the Company's retail banking operation, which does not meet the definition of a reportable segment, in the Corporate and Retail Banking category. Historical periods have been restated to conform to this presentation.

     Intersegment eliminations shown in the table below relate to the credit allocated to the retail banking operations for operating funds provided to the two reportable segments.

                                                     RESIDENTIAL     COMMERCIAL    CORPORATE AND     INTERSEGMENT        TOTAL
                                                     REAL ESTATE    REAL ESTATE    RETAIL BANKING    ELIMINATIONS     CONSOLIDATED
                                                     -----------    -----------    --------------    ------------    ------------
                                                                               (THOUSANDS OF DOLLARS)

Three months ended June 30, 2006
  Net interest income .............................. $    85,088    $    65,149    $       15,128    $          -    $     165,365
  Provision for loan losses ........................           -        (11,706)               (1)              -          (11,707)
  Net gain on whole loan sales and securitizations
    of residential real estate loans ...............       8,374              -                 -               -            8,374
  Loan servicing income ............................      23,482              -                 -               -           23,482
  Mortgage servicing rights amortization and
    impairment provision ...........................      (8,859)             -                 -               -           (8,859)
  Impairment on residual assets ....................      (5,752)             -                 -               -           (5,752)
  Other non-interest income ........................       1,261          4,220              (138)              -            5,343
  Compensation and related .........................     (31,609)        (6,868)          (18,772)              -          (57,249)
  Occupancy ........................................      (4,740)          (748)           (2,687)              -           (8,175)
  Other non-interest expense .......................     (13,829)         4,953           (15,761)              -          (24,637)
  Allocations ......................................     (21,328)        (1,299)           22,627               -                -
                                                     -----------    -----------    --------------    ------------    -------------
  Income before income taxes ....................... $    32,088    $    53,701    $          396    $          -    $      86,185
                                                     ===========    ===========    ==============    ============    =============

  Total revenues ................................... $   202,401    $   130,742    $      104,426    $    (97,373)   $     340,196
                                                     ===========    ===========    ==============    ============    =============

  Total consolidated assets ........................ $ 6,275,149    $ 5,557,595    $    1,055,644    $          -    $  12,888,388
                                                     ===========    ===========    ==============    ============    =============


Three months ended June 30, 2005
  Net interest income .............................. $    71,384    $    45,687    $       10,891    $          -    $     127,962
  Provision for loan losses ........................           -          4,213                 3               -            4,216
  Net gain on whole loan sales and securitizations
    of residential real estate loans ...............      91,964              -                 -               -           91,964
  Loan servicing income ............................      15,945              -                 -               -           15,945
  Mortgage servicing rights amortization and
    impairment provision ...........................      (4,807)             -                 -               -           (4,807)
  Impairment on residual assets ....................        (572)             -                 -               -             (572)
  Other non-interest income ........................         954          4,552               534               -            6,040
  Compensation and related .........................     (25,453)        (5,898)          (24,303)              -          (55,654)
  Occupancy ........................................      (4,028)          (728)           (2,186)              -           (6,942)
  Other non-interest expense .......................     (12,047)        (2,687)          (13,385)              -          (28,119)
  Allocations ......................................     (18,101)        (1,472)           19,573               -                -
                                                     -----------     ----------    --------------    ------------    -------------
  Income (loss) before income taxes ................ $   115,239     $   43,667    $       (8,873)   $          -    $     150,033
                                                     ===========     ==========    ==============    ============    =============

  Total revenues ................................... $   232,317     $   81,007    $       77,283    $    (71,087)   $     319,520
                                                     ===========     ==========    ==============    ============    =============


  Total consolidated assets ........................ $ 5,549,942    $ 3,609,216    $    1,840,117    $          -    $  10,999,275
                                                     ===========    ===========    ==============    ============    =============

                                                     RESIDENTIAL     COMMERCIAL    CORPORATE AND     INTERSEGMENT        TOTAL
                                                     REAL ESTATE    REAL ESTATE    RETAIL BANKING    ELIMINATIONS     CONSOLIDATED
                                                     -----------    -----------    --------------    ------------    ------------
                                                                               (THOUSANDS OF DOLLARS)

Six months ended June 30, 2006
  Net interest income .............................. $   162,586    $   124,104    $       32,665    $          -    $     319,355
  Provision for loan losses ........................           4        (15,597)                5               -          (15,588)
  Net (loss) on whole loan sales and
   securitizations of residential real estate loans       (6,802)             -                 -               -           (6,802)
  Loan servicing income ............................      44,831              -                 -               -           44,831
  Mortgage servicing rights amortization and
    impairment provision ...........................     (16,903)             -                 -               -          (16,903)
  Impairment on residual assets ....................      (5,752)             -                 -               -           (5,752)
  Other non-interest income ........................       2,246          5,741               562               -            8,549
  Compensation and related .........................     (64,379)       (13,494)          (38,786)              -         (116,659)
  Occupancy ........................................      (8,947)        (1,457)           (5,401)              -          (15,805)
  Other non-interest expense .......................     (26,261)           549           (30,181)              -          (55,893)
  Allocations ......................................     (40,633)        (2,511)           43,144               -                -
                                                     -----------    -----------    --------------    ------------    -------------
  Income before income taxes ....................... $    39,990    $    97,335    $        2,008    $          -    $     139,333
                                                     ===========    ===========    ==============    ============    =============

  Total revenues ................................... $   356,026    $   241,798    $      198,657    $   (182,080)   $     614,401
                                                     ===========    ===========    ==============    ============    =============

  Total consolidated assets ........................ $ 6,275,149    $ 5,557,595    $    1,055,644    $          -    $  12,888,388
                                                     ===========    ===========    ==============    ============    =============


Six months ended June 30, 2005
  Net interest income .............................. $   141,688    $    86,868    $       18,158    $          -    $     246,714
  Provision for loan losses ........................           1          3,173                 6               -            3,180
  Net gain on whole loan sales and
    securitizations of residential real estate loans     200,324              -                 -               -          200,324
  Loan servicing income ............................      29,686              -                 -               -           29,686
  Mortgage servicing rights amortization and
    impairment provision ...........................      (9,711)             -                 -               -           (9,711)
  Impairment on residual assets ....................      (1,790)             -                 -               -           (1,790)
  Other non-interest income ........................       1,774          7,779               414               -            9,967
  Compensation and related .........................     (60,476)       (12,561)          (41,897)              -         (114,934)
  Occupancy ........................................      (8,211)        (1,511)           (4,155)              -          (13,877)
  Other non-interest expense .......................     (22,762)        (1,043)          (24,543)              -          (48,348)
  Allocations ......................................     (21,546)        (2,134)           23,680               -                -
                                                     -----------     ----------    --------------    ------------    -------------
  Income (loss) before income taxes ................ $   248,977     $   80,571    $      (28,337)   $          -    $     301,211
                                                     ===========     ==========    ==============    ============    =============

  Total revenues ................................... $   461,551     $  150,628    $      136,972    $   (127,801)   $     621,350
                                                     ===========     ==========    ==============    ============    =============


  Total consolidated assets ........................ $ 5,549,942    $ 3,609,216    $    1,840,117    $          -    $  10,999,275
                                                     ===========    ===========    ==============    ============    =============

NOTE 22:   EARNINGS PER SHARE

     Earnings per share have been computed based on the weighted-average number of shares. The following tables set forth the computation of basic and diluted earnings per share:

                                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                JUNE 30,                  JUNE 30,
                                                                        ---------------------     ------------------------
                                                                          2006         2005          2006          2005
                                                                        --------     --------      --------      ---------
                                                                                (THOUSANDS OF SHARES AND DOLLARS,
                                                                                      EXCEPT PER SHARE DATA)

Net income
  (numerator for basic earnings per share) ..........................   $ 51,924     $ 90,770      $ 83,611      $ 180,872
Effect of dilutive securities:
  LYONs .............................................................          -            4             -              8
                                                                        --------     --------      --------      ---------
Net income available to common stockholders after assumed
  conversions (numerator for diluted earnings per share) ............   $ 51,924     $ 90,774      $ 83,611      $ 180,880
                                                                        ========     ========      ========      =========

Weighted-average shares
  (denominator for basic earnings per share) ........................     74,517       72,759        74,025         72,271
Effect of dilutive securities using the treasury stock method for restricted stock and stock options:
    Employee benefit plans ..........................................      1,245        1,203         1,195          1,090
    Restricted stock ................................................        440        1,132           426          1,023
    Stock options ...................................................         77           87            88             97
    LYONs ...........................................................          -           33             -             34
                                                                        --------     --------      --------      ---------
Dilutive potential common shares ....................................      1,762        2,455         1,709          2,244
                                                                        --------     --------      --------      ---------
Adjusted weighted-average shares and assumed conversions
  (denominator for diluted earnings per share) ......................     76,279       75,214        75,734         74,515
                                                                        ========     ========      ========      =========

Basic earnings per share ............................................   $   0.70     $   1.25      $   1.13      $    2.50
                                                                        ========     ========      ========      =========
Diluted earnings per share ..........................................   $   0.68     $   1.21      $   1.10      $    2.43
                                                                        ========     ========      ========      =========


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

     FIL has two primary lending operations, commercial and residential, both operating on a nationwide basis. FIL's commercial real estate lending operation includes nine regional offices and, as of June 30, 2006, had loans outstanding in 29 states. The residential real estate lending platform originated loans from 46 states through its five regional loan production centers as of June 30, 2006. FIL funds its lending operations primarily through deposit accounts sourced in California that are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation ("FDIC") and, to a lesser extent, advances from the Federal Home Loan Bank ("FHLB") of San Francisco. As such, FIL is regulated by the FDIC and the Department of Financial Institutions of the State of California ("DFI"). FIL raises its retail deposits in California (predominately
Southern California) through a network of 21 branches and a centralized call center. FIL will also utilize its warehouse lines of credit from time to time to fund part of its residential real estate loan production.

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

     The Company's two operating lines of business are influenced by the overall condition of the economy, in particular the interest rate environment, and various market conditions. As a result, the Company is subject to experiencing cyclicality in volume, gain (or loss) on the sale of loans, net interest income, loan losses and earnings. The Company strives to manage its operations so as to optimize operational efficiency and to maintain risks within acceptable parameters. The Company's lending operations generate income as follows:

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

o Commercial real estate loans, which are held for investment, generate net interest income on the difference between the rates charged on the loans and the cost of borrowed funds. The majority of commercial real estate loans originated are adjustable interest rate loans based upon six-month LIBOR and an applicable margin. An allowance for loan losses is maintained through provisions (which are either an expense or a credit to income) that are recognized in the consolidated statements of income.

     The principal market risks the Company faces are interest rate risk and liquidity risk. Interest rate risk is the risk that the valuation of the Company's interest sensitive assets and liabilities and its net interest income will change due to changes in interest rates. Liquidity risk, which is the ability of the Company to access the necessary funding and capital resources, in a cost-effective manner, to fund its loan originations or to sell its loans held for sale. Liquidity risk also entails the risk of changes in secondary market conditions, which can negatively impact the pricing realized by the Company on the loans it sells or securitizes. The Company endeavors to mitigate interest rate risk by attempting to match the rate reset (or repricing) characteristics of its assets with its liabilities. The Company utilizes forward loan sale commitments to lock in liquidity execution and to hedge its loans held for sale. The Company also utilizes Eurodollar futures to hedge the interest rate risk on a portion of its loan pipeline and its loans held for sale. Residential and commercial mortgage lending requires significant cash to fund loan originations; the Company strives to maintain certain liquidity levels, both in available funds and in funding capacity, to ensure its ability to meet its funding objectives without constraint. The Company is dependent upon the securitization market for the sale of its residential real estate loans as it either securitizes the loans directly or many of its whole loan buyers purchase the loans with the intent to securitize. The secondary or securitization market is dependent upon many factors that can change the demand and thus impact the pricing the Company realizes on the sale of its residential real estate loans. The level of demand and general market conditions in the secondary market can significantly effect the level of gain or loss realized by the Company on the sale of these loans. The objective of the interest rate and liquidity risk management activities is to reduce the risk of operational disruption and to reduce the volatility in income caused by changes in interest rates and market conditions; however, the mortgage banking industry is inherently subject to income volatility due to the effect of interest rate variations on loan production volume, loan credit quality, premiums realized on loan sales and securitizations, and loan prepayment patterns, which in turn affects the valuation of the Company's loans held for sale, residual interests and MSRs, as well as the amount of loan servicing income realized.

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


EARNINGS PERFORMANCE

     The Company reported income before income taxes of $86.2 million for the second quarter of 2006 as compared to $150.0 million for the second quarter of 2005. For the first six months of 2006 income before income taxes totaled $139.3 million as compared to $301.2 million for the first six months of 2005. The decrease in income before income taxes for the second quarter and first six months of 2006 represent decreases of 42.6% and 53.7% over the results for the second quarter and first six months of 2005, respectively. This decrease in income during the second quarter of 2006 is primarily a result of the Company recognizing a significantly lower gain on the sale and securitization of its residential real estate loans and, to a lesser extent, a higher provision for loan losses. The lower gain is a result of a lower level of gross premium being realized on the Company's loan sales and securitizations and significant increases in the Company's provisions for its loan valuation and repurchase reserves; this was partially offset by the recognition of a small derivative gain during the second quarter of 2006 as compared to a significant derivative loss during the second quarter of 2005. This was partially offset by increased levels of net interest income and loan servicing income.

     The Company reported net income of $51.9 million for the second quarter of 2006. This is compared to net income of $90.8 million for the second quarter of 2005. For the first six months of 2006, net income totaled $83.6 million, as compared to $180.9 million for the first six months of 2005.


NET INTEREST INCOME

     The Company recorded net interest income for the second quarter and first six months of 2006 of $165.4 million and $319.4 million as compared to $128.0 million and $246.7 million for the second quarter and first six months of 2005, respectively. The increase in net interest income is primarily a result of an increase in the level of average interest-earning assets. Total average interest-earning assets increased 23.5% to $14.3 billion during the second quarter of 2006, as compared to $11.6 billion during the second quarter of 2005. This increase is primarily the result of significantly higher levels of commercial and residential real estate loans held for investment and sale. In addition, the Company's residual interests in securitized loans also increased substantially; these residual interests typically realize a higher yield than the Company's other interest-earning assets, thus positively impacting net interest income and net interest income margin. The net interest income margin as a percentage of average interest-earning assets increased to an annualized 4.78% for the first six months of 2006 from 4.52% for the first six months of 2005. Net interest income is impacted by the volume, mix and rate of interest-earning assets and interest-bearing liabilities.

     The following tables identify the consolidated interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins, as well as an analysis of changes in net interest income due to volume and rate changes, for the second quarter and first six months of 2006 and 2005:

                                                                             THREE MONTHS ENDED JUNE 30,
                                                   ---------------------------------------------------------------------------
                                                                   2006                                     2005
                                                   ----------------------------------        ---------------------------------
                                                      AVERAGE                   YIELD/         AVERAGE                   YIELD/
                                                      BALANCE       INTEREST     COST          BALANCE       INTEREST     COST
                                                   ------------    ---------    -----        -----------    ---------    -----
                                                                         (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (1):
  Commercial real estate loans .................   $  5,560,025    $ 126,526     9.13%       $  3,864,369   $  76,457     7.94%
  Residential real estate loans (2) ............      8,054,457      167,948     8.36%          6,971,662     125,849     7.24 %
  Residual interests in securitized loans ......        100,149       15,949    63.88%             18,823       2,969    63.27 %
  Cash equivalents and investment securities ...        624,129        7,185     4.62%            752,416       5,675     3.03 %
                                                   ------------    ---------    ------       ------------   ---------    -----
    Total interest-earning assets ..............   $ 14,338,760    $ 317,608     8.88%       $ 11,607,270   $ 210,950     7.29 %
                                                   ============    =========    =====        ============   =========    =====

Interest-bearing liabilities:
  Time deposits ................................   $  8,081,385    $  92,027     4.57%       $  6,510,178   $  51,396     3.17 %
  Savings deposits .............................      1,521,289       14,358     3.79%          1,640,279      10,904     2.67 %
  FHLB advances ................................      2,838,626       34,939     4.94%          1,823,463      12,213     2.69 %
  Warehouse lines of credit ....................        324,244        4,923     6.09%            230,658       2,337     4.06 %
  Senior Notes due 2009 ........................        171,994        3,464     8.06%            181,450       3,650     8.05 %
  LYONs ........................................              -            -        -                 386           7     7.27 %
  Junior Subordinated Debentures ...............        103,093        2,319     9.00%            103,093       2,320     9.00 %
  Other ........................................         24,167          213     3.54%             29,166         161     2.21 %
                                                   ------------    ---------    -----        ------------   ---------   ------
    Total interest-bearing liabilities .........   $ 13,064,798    $ 152,243     4.67%       $ 10,518,673   $  82,988     3.16 %
                                                   ============    =========    ======       ============   =========   ======

Net interest income ............................                   $ 165,365                                $ 127,962
                                                                   =========                                =========

Percent of average interest-earning assets:
  Interest income ..............................                                 8.88%                                    7.29%
  Interest expense .............................                                 4.26%                                    2.87%
                                                                                -----                                   ------
  Net interest margin ..........................                                 4.62%                                    4.42%
                                                                                =====                                   ======


(1)  Average loan balances include non-accrual loan balances.
(2)  Includes loans held for sale and other.

                                                                             SIX MONTHS ENDED JUNE 30,
                                                   --------------------------------------------------------------------------
                                                                   2006                                    2005
                                                   ----------------------------------        ---------------------------------
                                                      AVERAGE                   YIELD/         AVERAGE                   YIELD/
                                                      BALANCE       INTEREST     COST          BALANCE      INTEREST      COST
                                                   ------------     --------    -----        ------------   --------     -----
                                                                         (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (1):
  Commercial real estate loans .................   $  5,297,643    $ 236,060     8.99%       $  3,743,649   $ 142,849     7.69%
  Residential real estate loans (2) ............      7,503,573      307,705     8.27%          6,601,538     236,959     7.24%
  Residual interests in securitized loans ......        102,243       32,759    64.61%             17,050       4,307    50.94%
  Cash equivalents and investment securities ...        581,601       13,954     4.84%            635,183       8,759     2.78%
                                                   ------------    ---------    -----        ------------   ---------    ------
    Total interest-earning assets ..............   $ 13,485,060    $ 590,478     8.83%       $ 10,997,420   $ 392,874     7.20%
                                                   ============    =========    =====        ============   =========    =====

Interest-bearing liabilities:
  Time deposits ................................   $  7,753,930    $ 168,836     4.39%       $  6,204,962   $  90,963     2.96%
  Savings deposits .............................      1,550,445       28,234     3.67%          1,694,871      20,693     2.46%
  FHLB advances ................................      2,383,818       55,595     4.70%          1,586,223      19,719     2.51%
  Warehouse lines of credit ....................        205,462        6,560     6.44%            115,966       2,556     4.44%
  Senior Notes due 2009 ........................        174,076        7,010     8.05%            181,450       7,301     8.05%
  LYONs ........................................              -            -        -                 480          15     6.30%
  Junior Subordinated Debentures ...............        103,093        4,639     9.00%            103,093       4,639     9.00%
  Other ........................................         23,699          249     2.12%             27,140         274     2.04%
                                                   ------------    ---------    -----        ------------   ----------   -----
    Total interest-bearing liabilities .........   $ 12,194,523    $ 271,123     4.48%       $  9,914,185   $ 146,160     2.97%
                                                   ============    =========    =====        ============   =========    =====

Net interest income ............................                   $ 319,355                                $ 246,714
                                                                   =========                                =========


Percent of average interest-earning assets:
  Interest income ..............................                                 8.83%                                    7.20%
  Interest expense .............................                                 4.05%                                    2.68%
                                                                                -----                                    -----
  Net interest margin ..........................                                 4.78%                                    4.52%
                                                                                =====                                    =====


(1)  Average loan balances include non-accrual loan balances.
(2)  Includes loans held for sale and other.

                                                      THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                         2006 COMPARED TO 2005                      2006 COMPARED TO 2005
                                                  -------------------------------------     --------------------------------------
                                                       CHANGE DUE TO                             CHANGE DUE TO
                                                  ----------------------                    -----------------------
                                                  VOLUME (1)   RATE            TOTAL        VOLUME (1)   RATE              TOTAL
                                                  ----------------------     ---------      -----------------------      ----------
                                                                             (THOUSANDS OF DOLLARS)

 Cash equivalent and investment securities ....   $  (1,472)    $  2,982     $   1,510      $  (1,027)    $   6,222      $   5,195
 Loans and residual interests .................      74,093       31,055       105,148        133,485        58,924        192,409
                                                  ---------     --------     ---------      ---------     -----------     --------
 Total increase in interest income ............      72,621       34,037       106,658        132,458        65,146        197,604
                                                  ---------     --------     ---------      ---------     -----------     --------


 Time deposits ................................     (17,892)     (22,739)      (40,631)       (33,728)      (44,145)       (77,873)
 Savings deposits .............................       1,123       (4,577)       (3,454)         2,630       (10,171)        (7,541)
 FHLB advances ................................     (12,495)     (10,231)      (22,726)       (18,601)      (17,275)       (35,876)
 Warehouse lines of credit ....................      (1,421)      (1,165)       (2,586)        (2,857)       (1,147)        (4,004)
 Senior Notes due 2004 and 2009 ...............         186            -           186            291             -            291
 LYONs ........................................           7            -             7             15             -             15
 Junior Subordinated Debentures ...............           1            -             1              -             -              -
 Other ........................................          44          (96)          (52)            36           (11)            25
                                                  ---------     --------     ---------      ---------     ---------     ----------
 Total (increase) in interest expense .........     (30,447)     (38,808)      (69,255)       (52,214)      (72,749)      (124,963)
                                                  ---------     --------     ---------      ---------     ---------      ---------
 Increase / (decrease) in net interest income .   $  42,174     $ (4,771)    $  37,403      $  80,244     $  (7,603)     $  72,641
                                                  =========     ========     =========      =========     =========      =========


(1)   Changes in rate/volume are allocated to change in volume.


NON-INTEREST INCOME

WHOLE LOAN SALES AND SECURITIZATIONS OF RESIDENTIAL REAL ESTATE LOANS

     The gain on sale of residential real estate loans decreased from $92.0 million in the second quarter of 2005 to $8.4 million for the second quarter of 2006. For the first six months of 2006 the Company realized a $6.8 million loss on the sale of its residential real estate loans as compared to a $200.3 million gain for the first six months of 2005. The decrease in the gain on sale during the second quarter of 2006 and the loss on sale for the first six months of 2006 is primarily attributable to a decrease in the gross premiums received on loan sales during the second quarter and first six months of 2006 and significantly increased levels of provisions for loan valuation and repurchase reserves, as compared to the second quarter and first six months of 2005. The net gain (loss) percentage (the net gain or loss after direct costs, net gains or losses on derivative instruments, provisions for premium recapture and valuation and repurchase reserves, divided by net loans sold) on these sales and securitizations decreased from 0.94% in the second quarter of 2005 to 0.10% in the second quarter of 2006. For the first six months of 2006 the Company realized a net loss percentage on these sales of (0.05)% as compared to a net gain percentage of 1.19% for the first six months of 2005.

     A total of $9.9 billion in loans were sold (including loans sold via securitization) during the second quarter of 2006, as compared to loan sales and securitizations of $9.8 billion during the second quarter of 2005. For the first six months of 2006, a total of $17.2 billion in loans were sold (including loans sold via securitization), as compared to loan sales of $16.8 billion for the first six months of 2005. The average gross premium on Tier 1 loan sales and securitizations during the second quarter of 2006 was 2.15% as compared to an average of 2.78% for the second quarter of 2005. For the first six months of 2006, the average gross premium on Tier 1 loan sales and securitizations was 1.75% as compared to an average of 2.83% for the first six months of 2005. The decrease in gross premiums is a result of lower interest rate margins (reflecting increased price competition in the non-prime mortgage origination market) and secondary market conditions. In addition, pricing for second mortgages in the secondary market continued to decline during the second quarter of 2006. The Company's direct costs of loan origination associated with loans sold decreased during the second quarter and first six months of 2006 to 0.81% and 0.86%, respectively from 1.29% and 1.32% for the same periods in 2005 as a result of lower costs incurred for broker and account executive compensation.

     The Company also reported higher provisions for valuation and repurchase reserves for the second quarter of 2006 of $84.8 million (or 0.86%) of total net loan sales and securitizations, as compared to $19.3 million (or 0.20%) for the second quarter of 2005. For the first six months of 2006 the Company reported provisions of $117.2 million (or 0.69%) of total net loan sales and securitizations as compared to $29.3 million (or 0.17%) for the first six months of 2005. The increased provisions for loan valuation and repurchase reserves is primarily due to increased loan repurchase re-pricing trends from previous whole loan sale transactions and lower secondary market values for second mortgages. These increased loan repurchase and re-pricing levels, which have been noted industry-wide, are primarily due to increased levels of early payment delinquencies and a greater incidence of repurchase requests from whole loan purchasers. The Company's loan repurchases and re-pricings increased to $238.4 million and $346.1 million for the second quarter and first six months of 2006, respectively, as compared to $67.7 million and $143.8 million for the second quarter and first six months of 2005, respectively. Losses realized on Tier II loan sales increased to $26.9 million and $40.9 million for the second quarter and first six months of 2006, respectively, from $3.2 million and $6.4 million for the second quarter and first six months of 2005. The Company continually evaluates the loss and repurchase frequency estimates utilized for its valuation and repurchase reserves based upon its analysis of historical and current data and the mix of loan characteristics.

     Given these loan repurchase and re-pricing trends, with an objective of reducing its early payment delinquencies, the Company made modifications in its loan origination parameters during the second quarter of 2006, including eliminating or reducing certain higher loan-to-value products and lower FICO bands. The Company expects to see the impact of these changes during the fourth quarter of 2006 and the first quarter of 2007.

     The Company realized net gains of $1.6 million and $16.2 million on its derivative instruments utilized to hedge the impact of interest rate volatility on its residential real estate lending activities during the second quarter and first six months of 2006, respectively. These net gains primarily resulted from an increase in the underlying interest rate indices (primarily the two-year swap rate) which conversely had a negative impact upon the gross loan sale premiums realized during the same periods. These net gains are compared to net losses on derivatives of $25.6 million and $8.4 million during the second quarter and first six months of 2005.

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

     The following table provides the amounts of loans sold during the respective periods and additional detail on the net gain (loss) on whole loan sales and securitizations:

                                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              JUNE 30,                        JUNE 30,
                                                                    ---------------------------     -----------------------------
                                                                       2006            2005             2006             2005
                                                                    -----------     -----------     ------------    -------------
                                                                                       (THOUSANDS OF DOLLARS)

Whole loan sales of residential real estate loans ...............   $ 8,911,454     $ 8,776,193     $ 16,169,109     $ 14,625,502
Securitizations of residential real estate loans ................       982,533         981,717          982,533        2,191,566
                                                                    -----------     -----------     ------------     ------------
Total loan sales and securitizations - net of repurchases .......   $ 9,893,987     $ 9,757,910     $ 17,151,642     $ 16,817,068
                                                                    ===========     ===========     ============     ============

Gross premium recognized on Tier I loan sales and securitizations   $   212,315     $   271,345     $    300,248     $    476,221
Losses on Tier II sales .........................................       (26,867)         (3,225)         (40,856)          (6,405)
                                                                    -----------     -----------     ------------     ------------
                                                                        185,448         268,120          259,392          469,816
Net gain (loss) on derivative instruments .......................         1,598         (25,573)          16,194           (8,385)
                                                                    -----------     -----------     ------------     ------------
                                                                        187,046         242,547          275,586          461,431
Net direct loan origination costs ...............................       (81,053)       (125,463)        (148,820)        (221,656)
Provision for premium recapture .................................       (12,831)         (5,857)         (16,327)         (10,127)
                                                                    ------------    -----------     ------------     ------------
                                                                         93,162         111,227          110,439          229,648
Provision for valuation and repurchase reserves .................       (84,788)        (19,263)        (117,241)         (29,324)
                                                                    -----------     -----------     ------------     ------------
     Net gain (loss) on sale ....................................   $     8,374     $    91,964     $     (6,802)    $    200,324
                                                                    ===========     ===========     ============     ============

Net gain (loss) on sale .........................................   $     8,374     $    91,964     $     (6,802)    $    200,324
Origination expenses allocated during the period
 of origination .................................................       (37,690)        (41,850)         (66,663)         (78,154)
                                                                    -----------     -----------     ------------     ------------
     Net operating gain (loss) on sale ..........................   $   (29,316)    $    50,114     $    (73,465)    $    122,170
                                                                    ===========     ===========     ============     ============

Gross premium recognized on Tier I loan sales and securitizations          2.15 %          2.78 %           1.75 %           2.83 %
Losses on Tier II sales .........................................         (0.27)%         (0.03)%          (0.24)%          (0.04)%
                                                                    -----------     -----------     ------------     ------------
                                                                           1.88 %          2.75 %           1.51 %           2.79 %
Net gain (loss) on derivative instruments .......................          0.02 %         (0.26)%           0.09 %          (0.05)%
                                                                    -----------     -----------     ------------     -------------
                                                                           1.90 %          2.49 %           1.60 %           2.74 %
Net direct loan origination costs ...............................         (0.81)%         (1.29)%          (0.86)%          (1.32)%
Provision for premium recapture .................................         (0.13)%         (0.06)%          (0.10)%          (0.06)%
                                                                    -----------     -----------     ------------     ------------
                                                                           0.96 %          1.14 %           0.64 %           1.36 %
Provision for valuation and repurchase reserves .................         (0.86)%         (0.20)%          (0.69)%          (0.17)%
                                                                    -----------     -----------     ------------     ------------
     Net gain (loss) on sale ....................................          0.10 %          0.94 %          (0.05)%           1.19 %
                                                                    ===========     ===========     ============     ============

Net gain (loss) on sale .........................................          0.10 %          0.94 %          (0.05)%           1.19 %
Origination expenses allocated during the period
 of origination .................................................         (0.38)%         (0.43)%          (0.39)%          (0.46)%
                                                                    -----------     -----------     ------------     ------------
     Net operating gain (loss) on sale ..........................         (0.28)%          0.51 %          (0.44)%           0.73 %
                                                                    ===========     ===========     ============     ============

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



LOAN SERVICING AND OTHER NON-INTEREST INCOME

     The components of the Company's loan servicing income, MSR amortization and impairment and other non-interest income for the second quarter and first six months of 2006 and 2005 are indicated in the following table:

                                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   JUNE 30,                JUNE 30,
                                                          ---------------------     ----------------------
                                                            2006         2005          2006         2005
                                                          --------     --------     ---------     --------
                                                                       (THOUSANDS OF DOLLARS)

Loan Servicing Income:
  Servicing fee income:
    Securitization transactions .......................   $  8,178     $  5,214     $  16,974     $  9,593
    Interim ...........................................      7,172        7,768        13,624       14,276
    Loans sold - servicing retained ...................      2,565          641         3,917        1,472
                                                          --------     --------     ---------     --------
                                                            17,915       13,623        34,515       25,341
  Ancillary income ....................................      3,002        1,808         5,908        3,531
  Other ...............................................      2,565          514         4,408          814
                                                          --------     --------     ---------     --------
                                                          $ 23,482     $ 15,945     $  44,831     $ 29,686
                                                          ========     ========     =========     ========

MSR Amortization and Impairment:
  MSR amortization ....................................   $ (8,859)    $ (5,062)    $ (16,903)    $ (9,547)
  MSR impairment provision ............................          -          255             -         (164)
                                                          --------     --------     ---------     --------
                                                          $ (8,859)    $ (4,807)    $ (16,903)    $ (9,711)
                                                          ========     ========     =========     ========

Other Non-Interest Income:
  Prepayment fees:
    Commercial real estate ............................   $  1,257     $    420     $   1,899     $  1,381
    Residential real estate ...........................        841          712         1,482        1,274
  Commercial real estate transaction fees .............      2,821        3,773         3,839        5,836
  Net gain on extinguishment of debt ..................         15            -            37            -
  All other ...........................................        409        1,135         1,292        1,476
                                                          --------     --------     ---------     --------
                                                          $  5,343     $  6,040     $   8,549     $  9,967
                                                          ========     ========     =========     ========

     Loan servicing income (which is all related to residential real estate), increased from $15.9 million in the second quarter of 2005 to $23.5 million for the second quarter of 2006. For the first six months of 2006 loan servicing income was $44.8 million versus $29.7 million for the first six months of 2005. These increases were due to increased residential real estate loan origination volume, which resulted in an increase in loan securitization activity in prior periods and higher levels of interim servicing during the second quarter and first six months of 2006 as compared to the second quarter and first six months of 2005. The additional loan securitization activity also created a higher level of MSRs, which resulted in an increase in the amortization (expense) of the MSRs in 2006 versus 2005.

     The Company was servicing $24.9 billion in principal balance of residential loans as of June 30, 2006 as compared to $21.0 billion as of June 30, 2005 and reflects the increase in loan servicing volume during the prior twelve months. The Company intends to continue to service those loans it securitizes, as well as and continues to service some loans sold to other parties for more than on an interim basis (servicing retained).

     The following is a breakdown of the total amount of loans outstanding being serviced by categorization as of the dates indicated:

                                                                                JUNE 30,     DECEMBER 31,
                                                                                  2006          2005
                                                                                --------     -----------
                                                                                  (MILLIONS OF DOLLARS)

Loans in securitizations ...................................................    $  6,847     $     7,381
Loans sold and servicing retained ..........................................       4,347           1,082
                                                                                --------     -----------
  Loans being serviced to maturity .........................................      11,194           8,463
Loans held for sale ........................................................       6,106           5,412
Loans sold and serviced on an interim basis ................................       7,569           8,377
                                                                                --------     -----------
                                                                                $ 24,869     $    22,252
                                                                                ========     ===========


PROVISION FOR LOSSES

     For the second quarter of 2006 the Company recognized a $11.7 million provision expense as compared to a $4.2 million credit to income for the second quarter of 2005. For the first six months of 2006, the provision expense was $15.6 million versus a $3.2 million credit to income for the first six months of 2005. The provision expense increase was primarily a result of the increase between the quarters in the commercial real estate loans held for investment partially offset by the decreased levels of net charge-offs and non-accrual and classified (substandard) commercial real estate portfolio loans. In addition, the Company has continued to reduce its exposure to commercial real estate loans secured by hotel and lodging properties which have been the majority of the non-accrual loans and net charge-offs in prior periods. The net charge-off amounts and ratios (to average loans outstanding) for the commercial real estate portfolio were $(192,000) or (0.01)% for the second quarter of 2006 and $7.8 million or 0.81% for the second quarter of 2005.

     For the first six months of 2006 the net charge-off amounts and ratios were $(259,000) or (0.01)% as compared to $8.4 million or 0.45% for the first six months of 2005. The provision for loan losses represents the current period expense (or credit to income) associated with maintaining an appropriate allowance for loan losses. The loan loss provision or credit for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition and concentrations (geographic, industry, loan structure and individual loan) of the loan portfolio, the number and balances of non-accrual loans, delinquencies, the levels of restructured loans, assessment by management of the inherent risk in the portfolio, the value of the underlying collateral on classified loans and the general economic conditions in the commercial real estate markets in which the Company lends. Periodic fluctuations in the provision for loan losses and the allowance for loan losses result from management's on-going assessment of their adequacy.


NON-INTEREST EXPENSE

     Non-interest expense decreased from $90.7 million during the second quarter of 2005 to $90.1 million for the second quarter of 2006. Increases in legal, professional, occupancy, and leasing and loan expense were offset by an overall decrease in net real estate owned expenses. For the first six months of

2006, non-interest expense increased to $188.4 million as compared to $177.2 million for the first six months of 2005. The increase was the result of increases in legal, professional, information technology and leasing and loan expense.

     Compensation expense increased from $55.7 million and $114.9 million during the second quarter and first six months of 2005 to $57.2 million and $116.7 million for the second quarter and first six months of 2006, respectively. Decreases in compensation expense related to residential real estate sales compensation were more than offset by decreases in the capitalization level of direct loan origination costs. Overall increases in base compensation were largely offset by decreases in incentive and benefits costs (such as management incentive compensation, employee stock ownership, 401(K) and other related accruals).

     Compensation and non-compensation related operating expenses are detailed in the following tables:

                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              JUNE 30,                     JUNE 30,
                                                                      -----------------------     -------------------------
                                                                         2006          2005          2006           2005
                                                                      ---------     ---------     ----------     ----------
                                                                                     (THOUSANDS OF DOLLARS)

Compensation and related ..........................................   $  57,249     $  55,654     $  116,659     $  114,934
Occupancy .........................................................       8,175         6,942         15,805         13,877
Other .............................................................      24,637        28,119         55,893         48,348
                                                                      ---------     ---------     ----------     ----------
Total non-interest expense ........................................   $  90,061     $  90,715     $  188,357     $  177,159
                                                                      =========     =========     ==========     ==========

                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                      ----------------------      -------------------------
                                                                         2006          2005          2006           2005
                                                                      ---------     ---------     ----------     ----------
                                                                                     (THOUSANDS OF DOLLARS)

Total compensation and related ....................................   $ 119,908     $ 125,803     $  235,620     $  250,353
Deferral of loan origination costs (1) ............................     (62,659)      (70,149)      (118,961)      (135,419)
                                                                      ---------     ---------     ----------     ----------
Compensation and related ..........................................   $  57,249     $  55,654     $  116,659     $  114,934
                                                                      =========     =========     ==========     ==========


(1)  Incremental direct costs associated with the origination of loans are deferred when incurred. For residential real estate loans, when the related loan is sold, the deferred costs are included as a component of net gain on sale.

     Other non-interest expense categories for the second quarter and first six months ended June 30, 2006 and 2005 are summarized below (note that gains on the sale of REO properties are included herein as an offset):

                                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                              JUNE 30,                   JUNE 30,
                                                                       ---------------------     -----------------------
                                                                         2006         2005         2006           2005
                                                                       --------     --------     ---------     ---------
                                                                                    (THOUSANDS OF DOLLARS)


Legal, professional and other outside services .....................   $  9,542     $  7,327     $  16,279     $  12,775
Information technology .............................................      4,591        3,948         9,012         7,269
Printing, supplies and postage .....................................      4,589        3,990         8,011         7,595
Advertising and promotion ..........................................      2,243        2,740         6,161         5,442
Auto and travel ....................................................      2,351        2,137         4,435         4,267
Leasing and loan expense ...........................................      2,930        1,351         5,756         3,304
Net real estate owned expenses .....................................     (8,337)         195        (7,241)       (4,635)
Telephone ..........................................................      2,328        1,296         3,386         2,157
All other ..........................................................      4,400        5,135        10,094        10,174
                                                                       --------     --------     ---------     ---------
Total other expenses ...............................................   $ 24,637     $ 28,119     $  55,893     $  48,348
                                                                       ========     ========     =========     =========


INCOME TAXES

     Income tax expense of $34.3 million and $59.3 million for the quarters ended June 30, 2006 and 2005, represent effective tax rates of 39.8% and 39.5%, respectively, on income before income taxes of $86.2 million and $150.0 million for the same respective periods. For the six months ended June 30, 2006 and 2005, income tax expense of $55.7 million and $120.3 million, represent effect tax rates of 40.0% on income before income taxes of $139.3 million and $301.2 million for the same respective periods. The effective tax rates for all periods presented are different than the Federal enacted tax rate of 35% due mainly to various apportioned state income tax provisions.


REVIEW OF FINANCIAL CONDITION

LOANS HELD FOR SALE

     The Company's residential real estate loans held for sale have increased to $6.07 billion at June 30, 2006 from $5.42 billion at December 31, 2005. During the second quarter of 2006, residential real estate loan originations totaled $9.54 billion as compared to $9.24 billion for the second quarter of 2005. During the first six months of 2006 residential real estate loan originations totaled $18.08 billion as compared to $17.01 billion for the first six months of 2005. The following table details the loans held for sale as of the dates indicated:

                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    2006            2005
                                                                                ------------     -----------
                                                                                   (THOUSANDS OF DOLLARS)

Loan principal balance:
  1st  trust deeds ..........................................................   $ 5,445,702      $ 4,792,976
  2nd trust deeds ...........................................................       656,118          611,104
                                                                                -----------      -----------
                                                                                  6,101,820        5,404,080
Net deferred direct origination costs .......................................        44,913           51,782
                                                                                -----------      -----------
                                                                                  6,146,733        5,455,862
Less:  Valuation reserve ....................................................       (74,433)         (32,753)
                                                                                -----------      -----------
Loans held for sale - net ...................................................   $ 6,072,300      $ 5,423,109
                                                                                ===========      ===========

Loans held for sale on non-accrual status ...................................   $    42,299      $    16,736
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

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                     ---------------------------     -----------------------------
                                                         2006           2005             2006             2005
                                                     -----------     -----------     ------------     ------------
                                                               (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Loan origination volume by lien position:
  Firsts .........................................   $ 8,659,180     $ 8,433,079     $ 16,448,837     $ 15,593,510
  Seconds ........................................       879,739         810,600        1,629,226        1,411,841
                                                     -----------     -----------     ------------     ------------
                                                     $ 9,538,919     $ 9,243,679     $ 18,078,063     $ 17,005,351
                                                     ===========     ===========     ============     ============

For first lien volume only:
  Average loan size ..............................   $   260,552     $   241,166     $    261,084     $    237,829
  Weighted-average coupon ........................          8.36%           7.15%            8.35%            7.10%
  Average bureau credit score (FICO) .............           623             624              621              623
  Average loan-to-value (LTV) ....................          80.0%          81.0%             79.9%            81.0%

  Type of product:
    ARMs:
      30 Year:
        2/28 .....................................          51.2%           85.7%            54.1%            86.1%
        3/27 .....................................           0.7%            2.9%             0.7%             2.9%
        5/25 .....................................           0.1%            0.9%             0.2%             0.9%
                                                     -----------     -----------     ------------     ------------
                                                            52.0%           89.5%            55.0%            89.9%

        40/30:
          2/28 ...................................          37.0%            0.0%            36.0%             0.0%
          3/27 ...................................           0.5%            0.0%             0.5%             0.0%
          5/25 ...................................           0.1%            0.0%             0.1%             0.0%
                                                     -----------     -----------     ------------     ------------
                                                            37.6%            0.0%            36.6%             0.0%
                                                     -----------     -----------     ------------     ------------
          Total ARMs .............................          89.6%           89.5%            91.6%            89.9%
                                                     ===========     ===========     ============     ============

    Fixed rate:
      30 Year ....................................           7.4%           10.5%             6.2%            10.1%
      40/30 ......................................           3.0%            0.0%             2.2%             0.0%
                                                     -----------     -----------     ------------     ------------
          Total fixed rate .......................          10.4%           10.5%             8.4%            10.1%
                                                     -----------     -----------     ------------     ------------
                                                           100.0%          100.0%           100.0%           100.0%
                                                     ===========     ===========     ============     ============
  Loan purpose:
    Purchase .....................................          47.9%           49.5%            46.6%            47.6%
    Refinance ....................................          52.1%           50.5%            53.4%            52.4%
                                                     -----------     -----------     ------------     ------------
                                                           100.0%          100.0%           100.0%           100.0%
                                                     ===========     ===========     ============     ============

  Documentation Type:
    Full .........................................          54.4%           61.6%            53.3%            61.5%
    Stated .......................................          44.6%           35.4%            45.7%            35.6%
    Other ........................................           1.0%            3.0%             1.0%             2.9%
                                                     -----------     -----------     ------------     ------------
                                                           100.0%          100.0%           100.0%           100.0%
                                                     ===========     ===========     ============     ============


For second lien volume only:
  Average loan size ..............................   $    66,126     $    50,751     $     65,774     $     49,102
  Weighted-average coupon ........................         11.30%           9.99%           11.16%           10.02%
  Average bureau credit score (FICO) .............           652             650              653              649
  Purpose:
    Purchase .....................................          82.2%           80.3%            80.9%            79.3%
    Refinance ....................................          17.8%           19.7%            19.1%            20.7%


                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                     ---------------------------     -----------------------------
                                                         2006           2005             2006             2005
                                                     -----------     -----------     ------------     ------------

First & Second Mortgages - Origination by
 geographic dispersion:
   California ....................................          25.4%           27.9%            25.5%            29.0%
   Florida .......................................          15.0%           10.6%            14.4%            10.2%
   New York ......................................          11.5%           11.1%            11.7%            11.0%
   Maryland ......................................           7.2%            5.5%             7.3%             5.3%
   New Jersey ....................................           6.3%            6.8%             6.8%             6.9%
   All other states ..............................          34.6%           38.1%            34.3%            37.6%
                                                     -----------     -----------     ------------     ------------
                                                           100.0%          100.0%           100.0%           100.0%
                                                     ===========     ===========     ============     ============

                                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                              JUNE 30,                 JUNE 30,
                                                                        -------------------      --------------------
                                                                          2006        2005         2006         2005
                                                                        -------     -------      -------      -------

Interest-only loans:
  As a percentage of first lien volume ..............................     10.90%      26.97%       10.74%       26.25%
  Average bureau credit score (FICO) ................................       645         645          645          645
  Weighted-average coupon ...........................................      7.59%       6.50%        7.61%        6.42%
  Average loan-to-value (LTV) .......................................      81.3%       81.6%        81.3%        81.7%



LOANS HELD FOR INVESTMENT AND ALLOWANCE ACTIVITY

     The Company's net loans held for investment before the allowance for loan losses was approximately $5.70 billion at June 30, 2006, as compared to $4.76 billion at December 31, 2005. The increase in the Company's loans held for investment is a result of increased levels of loan commitment origination in 2005 and the first six months of 2006, as well as a reduction in the rate of loan paydowns. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $178.1 million and $138.2 million as of June 30, 2006 and December 31, 2005, respectively. The following table shows the total commercial real estate new loan commitment volume, net of participations, for the periods indicated:

                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                               JUNE 30,                      JUNE 30,
                                                                     ---------------------------     ---------------------------
                                                                         2006            2005           2006           2005
                                                                     -----------     -----------     -----------     -----------
                                                                                       (THOUSANDS OF DOLLARS)

Senior  loans ....................................................   $ 1,445,103     $ 1,157,062     $ 2,534,002     $ 2,217,735
Mezzanine loans ..................................................             -               -               -               -
                                                                     -----------     -----------     -----------     -----------
                                                                     $ 1,445,103     $ 1,157,062     $ 2,534,002     $ 2,217,735
                                                                     ===========     ===========     ===========     ===========

Average senior loan commitment size originated ...................   $    46,616     $    28,927     $    34,712     $    29,969
                                                                     ===========     ===========     ===========     ===========

     The following table shows the Company's loans held for investment in the various financing categories and the percentages of the total represented by each category:


                                                        JUNE 30, 2006                  DECEMBER 31, 2005
                                                 --------------------------        -------------------------
                                                   AMOUNT        % OF TOTAL          AMOUNT       % OF TOTAL
                                                 -----------     ----------        ----------     ----------
                                                            (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Commercial real estate loans:
  Construction ...............................   $ 3,446,924            60 %      $ 2,448,428             51 %
  Bridge .....................................     1,927,767            34 %        1,887,073             39 %
  Permanent ..................................       291,927             5 %          389,681              8 %
  Single tenant credit .......................        76,189             1 %           77,113              2 %
                                                 -----------     ---------        -----------     ----------
                                                   5,742,807           100 %        4,802,295            100 %
Other ........................................         8,059             0 %            8,589              0 %
                                                 -----------     ---------        -----------     ----------
                                                   5,750,866           100 %        4,810,884            100 %
Deferrred fees and costs .....................       (53,158)           (1)%          (50,984)            (1)%
Allowance for loan losses ....................      (172,688)           (3)%         (156,837)            (3)%
                                                 -----------     ---------        -----------     ----------
Loans held for investment - net ..............   $ 5,525,020            96 %      $ 4,603,063             96 %
                                                 ===========     =========        ===========     ==========


     As of June 30, 2006, approximately 21.1%, 14.8% and 11.3% of the Company's commercial real estate loans outstanding were secured by properties located within California, Florida and New York, respectively; no other state represented greater than 9% of the loan portfolio. The real estate securing these loans includes a wide variety of property and project types including multi-family, office, retail, industrial, land development, lodging and mixed-use properties. The loans in the portfolio were distributed by property type as follows as of the dates indicated:

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2006           2005
                                                                                -------       -----------

Multi-family - Condominiums .................................................        55%               48%
Land Development ............................................................        15%               15%
Office ......................................................................        13%               14%
Retail ......................................................................         7%                7%
Commercial Mixed-Use ........................................................         3%                5%
Multi-family - Other ........................................................         3%                3%
Industrial ..................................................................         2%                4%
Hotels & Lodging ............................................................         1%                2%
Special Purpose .............................................................         1%                2%
                                                                                -------       -----------
                                                                                    100%              100%
                                                                                =======       ===========

     The commercial real estate loan portfolio as of June 30, 2006, is stratified by loan size as follows (thousands of dollars, except percents and number of loans):


                                                  TOTAL LOANS                # OF        AVERAGE
                 LOAN SIZE                        OUTSTANDING       %        LOANS      LOAN SIZE
-----------------------------------------------   -----------      ---       -----      ---------

   $0             - $ 1 million ...............   $     3,206        0%         69      $      46
> $1 million      - $ 5 million ...............       136,725        2%         42          3,255
> $5 million      - $10 million ...............       560,839       10%         77          7,284
> $10 million     - $15 million ...............       618,505       11%         50         12,370
> $15 million     - $20 million ...............       407,437        7%         23         17,715
> $20 million     - $30 million ...............     1,201,532       21%         50         24,031
> $30 million     - $40 million ...............     1,011,783       18%         29         34,889
> $40 million     - $50 million ...............       354,473        6%          8         44,309
> $50 million .................................     1,448,307       25%         21         68,967
                                                  ------------     ---       -----     ----------
                                                  $ 5,742,807      100%        369     $   15,563
                                                  ============     ===       =====     ==========

     As of June 30, 2006, the average loan size was $15.6 million (or $19.1 million when loans under $1 million are excluded) and the average loan-to-value ratio was approximately 73%, using the most current available appraised values and current loan balances outstanding. The following table details the commercial real estate loan portfolio as of June 30, 2006 by property collateral type and as to outstanding balances and total commitment amounts:

                                                                                                                   AVERAGE
                                       TOTAL LOANS            TOTAL LOAN                AVERAGE       AVERAGE      LOAN TO
      PROPERTY TYPE                    OUTSTANDING    %       COMMITMENTS    %       LOAN BALANCE    COMMITMENT   COMMITMENT %
------------------------------------   -----------   ---      -----------   ---      ------------    ----------   ------------
                                                            (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Multi-Family - Condominiums ........   $ 3,154,400    55%     $ 6,235,225    64%     $     22,531     $ 44,537               51%
Land Development ...................       876,428    15%       1,201,231    12%           16,854       23,101               73%
Office .............................       707,480    12%         862,692     9%           21,439       26,142               82%
Retail .............................       368,502     7%         593,365     6%           13,648       21,976               62%
Commercial Mixed-Use ...............       190,201     3%         330,434     3%           15,850       27,536               58%
Multi-Family - Other ...............       164,574     3%         209,107     2%            2,286        2,904               79%
Industrial .........................       127,310     3%         143,323     2%            9,094       10,237               89%
Hotels & Lodging ...................        77,235     1%          77,235     1%            8,582        8,582              100%
Special Purpose ....................        76,677     1%          77,607     1%            7,668        7,761               99%
                                       -----------   ---      -----------   ---      ------------   ----------    -------------
                                       $ 5,742,807   100%     $ 9,730,219   100%     $     15,563     $ 26,369               59%
                                       ===========   ===      ===========   ===      ============   ==========    =============

     The commercial real estate loan portfolio includes 21 separate loans with outstanding balances in excess of $50 million as of June 30, 2006. The Company's largest single individual loan outstanding (net of participation) at June 30, 2006 was $99.0 million with a total loan commitment of $99.0 million. The Company's largest net commitment for a single loan at June 30, 2006 was $150.0 million (with $7.1 million outstanding); this commitment represents the maximum potential loan amount to the borrower; however, the amount available to borrow is generally subject to certain levels of completion or other factors on the underlying property. At June 30, 2006, the Company had two loans collateralized by the same building property; each loan was for certain floors and purpose (one for condominiums and one for office space). The combined total loan commitment of the two loans was $156.6 million with a combined total outstanding loan balance of $134.5 million. As of June 30, 2006, there were eight groups of loans (separate loans on different properties) with common investors or equity sponsors for which the aggregate outstanding principal balance of the separate loans exceeded $100 million. The largest concentration is from one affiliated investment fund and totals $168.4 million in loan principal outstanding with $224.2 million in total loan commitment and is comprised of five separate loans. All five of the loans under this concentration were performing as of June 30, 2006.

     The following tables provide additional information related to the Company's commercial real estate non-accrual loans, foreclosed assets, delinquencies, restructured loans on accrual status and accruing loans past due 90 days or more, as well as reflect the related net loss experience and allowance for loan loss reconciliation applicable to the loans held for investment as of and for the respective periods ended as shown below (note that as of June 30, 2006, the delinquent loans 30 days past due is comprised of one loan and the delinquent loans 60 days or greater past due are comprised of three loans):

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2006            2005
                                                                                --------      -----------
                                                                                  (THOUSANDS OF DOLLARS,
                                                                                     EXCEPT PERCENTS)

Commercial Real Estate:

Non-accrual loans held for investment ("HFI") ...............................   $ 39,379      $    29,290
Real estate owned / foreclosed assets .......................................        299           30,198
                                                                                --------      -----------
Total non-performing assets .................................................   $ 39,678      $    59,488
                                                                                ========      ===========

Accruing loans receivable past due 90 days or more ..........................   $      -      $         -
                                                                                ========      ===========

Restructured loans on accrual status ........................................   $      -      $    12,309
                                                                                ========      ===========


Delinquent loans 30 days past due * ........................................        1.04%            0.10%
Delinquent loans 60 days pas due or greater * ..............................        0.59%            0.80%

Non-accrual loans to total loans HFI ........................................       0.69%            0.62%
Allowance for loan losses to total loans HFI ................................       3.03%            3.29%
Allowance for loan losses to non-performing assets ..........................      435.2%           263.6%


*   Excludes current but contractfully matured loans.

                                                                               THREE MONTHS ENDED JUNE 30, 2006
                                                                     ---------------------------------------------------
                                                                      COMMERCIAL     RESIDENTIAL
                                                                     REAL ESTATE     REAL ESTATE     OTHER       TOTAL
                                                                     -----------     -----------     -----     ---------
                                                                                    (THOUSANDS OF DOLLARS)


Beginning allowance for loan losses ..............................   $   160,713     $         -     $  76     $ 160,789
Provision for loan losses ........................................        11,706               -         1        11,707
Charge-offs ......................................................             -               -         -             -
Recoveries .......................................................           192               -         -           192
                                                                     -----------     -----------     -----     ---------
Ending allowance for loan losses .................................   $   172,611     $         -     $  77     $ 172,688
                                                                     ===========     ===========     =====     =========

Net recoveries ...................................................   $       192     $         -     $   -     $     192
                                                                     ===========     ===========     =====     =========

Annualized net loan charge-offs to average commercial real
  estate loans held for investment ...............................         (0.01)%
                                                                     ===========

                                                                               THREE MONTHS ENDED JUNE 30, 2005
                                                                     ---------------------------------------------------
                                                                      COMMERCIAL     RESIDENTIAL
                                                                     REAL ESTATE     REAL ESTATE     OTHER       TOTAL
                                                                     -----------     -----------     -----     ---------
                                                                                    (THOUSANDS OF DOLLARS)

Beginning allowance for loan losses ..............................   $   171,891     $         -     $  50     $ 171,941
Provision for loan losses ........................................        (4,213)              -        (3)       (4,216)
Charge-offs ......................................................        (8,197)              -         -        (8,197)
Recoveries .......................................................           428               -         -           428
                                                                     -----------     -----------    ------     ---------
Ending allowance for loan losses .................................   $   159,909     $         -    $   47     $ 159,956
                                                                     ===========     ===========    ======     =========
Net charge-offs ..................................................   $    (7,769)    $         -    $    -     $  (7,769)
                                                                     ===========     ===========    ======     =========

Annualized net loan charge-offs to average commercial real estate
  loans held for investment ......................................          0.81%
                                                                     ===========

                                                                                SIX MONTHS ENDED JUNE 30, 2006
                                                                     ---------------------------------------------------
                                                                      COMMERCIAL     RESIDENTIAL
                                                                     REAL ESTATE     REAL ESTATE     OTHER       TOTAL
                                                                     -----------     -----------     -----     ---------
                                                                                    (THOUSANDS OF DOLLARS)


Beginning allowance for loan losses ..............................   $   156,755     $         -     $  82     $ 156,837
Provision for loan losses ........................................        15,597              (4)       (5)       15,588
Charge-offs ......................................................             -               -         -             -
Recoveries .......................................................           259               4         -           263
                                                                     -----------     -----------     -----     ---------
Ending allowance for loan losses .................................   $   172,611     $         -     $  77     $ 172,688
                                                                     ===========     ===========     =====     =========

Net recoveries ...................................................   $       259     $         4     $   -     $     263
                                                                     ===========     ===========     =====     =========

Annualized net loan charge-offs to average commercial real
  estate loans held for investment ...............................         (0.01)%
                                                                     ===========

                                                                                SIX MONTHS ENDED JUNE 30, 2005
                                                                     ---------------------------------------------------
                                                                      COMMERCIAL     RESIDENTIAL
                                                                     REAL ESTATE     REAL ESTATE     OTHER       TOTAL
                                                                     -----------     -----------     -----     ---------
                                                                                    (THOUSANDS OF DOLLARS)

Beginning allowance for loan losses ..............................   $   171,471     $         -     $  54     $ 171,525
Provision for loan losses ........................................        (3,172)             (1)       (7)       (3,180)
Charge-offs ......................................................       (12,180)              -         -       (12,180)
Recoveries .......................................................         3,790               1         -         3,791
                                                                     -----------     -----------    ------     ---------
Ending allowance for loan losses .................................   $   159,909     $         -    $   47     $ 159,956
                                                                     ===========     ===========    ======     =========
Net (charge-offs) / recoveries ...................................   $    (8,390)    $         1    $    -     $  (8,389)
                                                                     ===========     ===========    ======     =========

Annualized net loan charge-offs to average commercial real
  estate loans held for investment ...............................          0.45%
                                                                     ===========

     There were four non-accrual commercial real estate loans held for investment (the largest having a balance of $16.9 million) totaling $39.4 million, or 0.7% of the total loans held for investment, as of June 30, 2006. At December 31, 2005, there were five non-accrual commercial real estate loans totaling $29.3 million, or 0.6%. There were no loans on accrual status as of June 30, 2006 or December 31, 2005, which were 90 days or more past due.

     REO related to commercial real estate loans was $299,000 at June 30, 2006, consisting of one property, which was acquired through or in lieu of foreclosure on loans secured by real estate. At December 31, 2005, there were seven REO properties totaling $30.2 million. During the second quarter of 2006, the Company sold six of its commercial real estate REO properties, realizing a gain of $8.3 million, which is netted against other non-interest expense.

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

     The allowance for loan losses, as a percentage of total loans held for investment decreased to 3.03% as of June 30, 2006, as compared to 3.29% as of December 31, 2005. In the second quarter of 2006, the Company incurred zero net loan charge-offs and realized $192,000 in recoveries of loan balances previously charged-off, as compared to $7.8 million in total net charge-offs for the second quarter of 2005. The net charge-off ratio for commercial real estate loans for the first six months of 2006 was (0.01)% as compared to 0.45% for the first six months of 2005. Loans secured by hotel and lodging properties represented 63% and 86% of the total commercial real estate loans on non-accrual status as of June 30, 2006 and December 31, 2005, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The commercial and residential real estate lending activities are financed primarily through deposit accounts offered by FIL and which are insured by the FDIC. FIL offers certificates of deposit and savings and money market deposit accounts (insured by the FDIC to the legal maximum) through its 21 branches in California. FIL minimizes the costs associated with its accounts by not offering traditional checking, safe deposit boxes, ATM access and other traditional retail services. Deposits totaled $9.56 billion at June 30, 2006 and are summarized as to type as follows:

                                                                       NUMBER OF         TOTAL
                                                                        ACCOUNTS        DEPOSITS
                                                                       ---------      -----------
                                                                                       (THOUSANDS
                                                                                       OF DOLLARS)

Savings and money market deposit accounts ..........................      34,695      $ 1,498,802

Certificates of deposit:
  Retail ...........................................................     136,174        6,533,710
  Brokered .........................................................         N/M        1,530,445
                                                                                      -----------
                                                                                      $ 9,562,957
                                                                                      ===========

N/M = not meaningful.

     Additional financing is available to FIL through advances from the Federal Home Loan Bank of San Francisco ("FHLB"). FIL maintains a credit line with the FHLB which has a maximum financing availability that is based upon a percentage of its regulatory assets, to which the actual borrowing capacity is subject to collateralization and certain collateral sub-limits. The financing by the FHLB is available at varying rates and terms. FIL's maximum financing availability from the FHLB, based upon its level of regulatory assets, was approximately $5.07 billion as of June 30, 2006. At June 30, 2006, FIL's actual borrowing capacity, based upon the amount of collateral pledged and the applicable advance rates, was $3.32 billion, with $1.31 billion in outstanding advances. The weighted-average interest rate on the FHLB advances outstanding at June 30, 2006 was 5.01%. The borrowing capacity of FIL from the FHLB varies from time to time and is dependent upon the amount and timing of loans pledged. FIL pledged loans with a carrying value of $3.70 billion at June 30, 2006 to secure current and any future borrowings. FIL also has a line of credit with the Federal Reserve Bank of San Francisco and at June 30, 2006, had a borrowing capacity, based upon collateral pledged, of $392.2 million, with no amounts outstanding.

     To expand the capacity and flexibility of funding its residential real estate loan origination volume, the Company has four "warehouse" lines of credit with well-established financial institutions. While the Company has historically utilized these facilities on an infrequent basis, they may be used to fund loans prior to their sale or securitization. At June 30, 2006, these four facilities totaled $3.00 billion in total borrowing capacity of which $2.25 billion is on a committed basis. Borrowing availability is created under the facilities through the pledging of residential real estate loans held for sale. There were no amounts outstanding on any of the facilities at June 30, 2006. Each of the facilities is subject to certain conditions, including but not limited to financial and other covenants. The Company was in compliance with all covenants and requirements of these facilities as of June 30, 2006. The four facilities are summarized as follows:

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

o $500 million master repurchase facility ($500 million committed) with Credit Suisse First Boston Mortgage Capital expiring in August 2006, secured by certain residential real estate loans held for sale, interest at overnight LIBOR plus a margin of 0.35%.

o $500 million master repurchase facility ($250 million committed) with Lehman Brothers Bank expiring in December 2006, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.40%.


     The Company's residential loan disposition strategy is to primarily utilize whole loan sales and, to a lesser extent, securitizations. The Company attempts to build multiple whole loan sale relationships to achieve diversity and enhance market liquidity. During the first six months of 2006, the Company had transacted whole loan sales with 14 different financial institutions, the largest institution representing 18.1% of the total whole loan sales volume during this period.

     As a holding company, Fremont General currently pays its operating expenses, interest expense, taxes, obligations under its various employee benefit plans, and stockholders' dividends, and meets its other obligations primarily from its cash on hand, dividends from Fremont General Credit Corporation ("FGCC"), intercompany tax payments and benefit plan reimbursements from FIL. Dividends of $8.6 million and $5.4 million were paid on Fremont General's common stock in the quarters ended June 30, 2006 and 2005, respectively. For the six month periods ended June 30, 2006 and 2005 dividends of $16.3 million and $10.7 million, respectively, were paid on Fremont General common stock; however, no assurance can be given that future common stock dividends will be declared.

     During 2005 and 2006, FIL had transferred by dividend substantially all of its residual interests in securitized loans to FGCC, which is an intermediate holding company wholly-owned by Fremont General. The residual interests at FGCC as of June 30, 2006 had an estimated fair value of $94.6 million. The retained residual interests in securitized loans at FIL had an estimated fair value at June 30, 2006 of $12.9 million. The purpose of these dividends was to create an additional source of cash flow to Fremont General to the extent of cash received from the residual interests.

     There exist certain Federal Income Tax and California Franchise Tax matters pending resolution, of which Fremont General is not yet able to make a determination of their ultimate liability, but does not believe that the actual outcomes of these matters will adversely impact its liquidity. It is expected that the final resolution of these matters may take several years.

     During the second quarter and first six months of 2006, Fremont General purchased $3.0 million and $6.0 million (both at par value), respectively, of its 7.875% Senior Notes due 2009; the costs were approximately $3.0 million and $6.0 million, respectively.

     Fremont General has cash and cash equivalents of $85.2 million at June 30, 2006 and no debt maturities until March of 2009.


OFF-BALANCE SHEET ACTIVITIES

     In the second quarter of 2006, the Company continued to securitize a certain amount of its residential real estate loans. Securitization is a process of transforming the loans into securities, which are sold to investors. The loans are first sold to a special purpose corporation, which then transfers them to a qualifying special-purpose entity (a "QSPE") which is legally isolated from the Company. The QSPE, in turn, issues interest-bearing securities, commonly known as asset-backed securities, that are secured by the future cash flows to be derived from the securitized loans. The QSPE uses the proceeds from the issuance of the securities to pay the purchase price of the securitized loans. The Company does not utilize unconsolidated special-purpose entities as a mechanism to remove non-performing assets from the consolidated balance sheets.

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


FORWARD LOOKING STATEMENTS

     This report may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and the currently reported results are based upon our current expectations and beliefs concerning future developments and their potential effects upon us. These statements and our results reported herein are not guarantees of future performance or results and there can be no assurance that actual developments and economic performance will be as anticipated by us. Actual developments and/or results may differ significantly and adversely from our expected or currently reported results as a result of significant risks, uncertainties and factors, often beyond our control (as well as the various assumptions utilized in determining our expectations), and which include, but are not limited to, the following:

o the variability of general and specific economic conditions and trends, and changes in, and the level of, interest rates;
o the impact of competition in the non-prime residential lending market and in the commercial real estate lending market on our ability to adequately price, underwrite and originate our loans;
o the impact of competition and pricing environments on loan and deposit products and the resulting effect upon our net interest margin and net gain on sale;
o changes in our ability to originate loans, and any changes in the cost, credit quality and volume of loans originated as a result thereof;

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

o other events, risks and uncertainties discussed elsewhere in this Form 10-Q and from time to time in our other reports, press releases and filings with the Securities and Exchange Commission.

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

     Quantitative and qualitative disclosures about the Company's market risk are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes in such risks or in the Company's asset and liability management activities during the six months ended June 30, 2006.


ITEM 4.  CONTROLS AND PROCEDURES

     As of June 30, 2006, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on that evaluation, the Company's management, including the CEO and CFO, have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006.

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


ITEM 1A:  RISK FACTORS

     We included a discussion of our Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no material change in such risks during the six months ended June 30, 2006.


ITEM 2:   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                      ISSUER PURCHASES OF EQUITY SECURITIES


------------------------------------------------------------------------------------------------------------------------------
                                                                              (c) TOTAL NUMBER            (d) MAXIMUM NUMBER
                                        (a )TOTAL          (b) AVERAGE        OF SHARES (OR UNITS)      (OR APPROXIMATE DOLLAR
                                         NUMBER OF          PRICE PAID         PURCHASED AS PART         VALUE) OF SHARES (OR
                                          SHARES            PER SHARE             OF PUBLICLY           UNITS) THAT MAY YET BE
                                        (OR UNITS)          (OR UNIT)           ANNOUNCED PLANS          PURCHASED UNDER THE
              PERIOD                   PURCHASED (1)           (2)              OR PROGRAMS             PLANS OR PROGRAMS (3)
-----------------------------------    -------------       ------------       -------------------      -----------------------


April 1-30, 2006                               1,387         $     21.04                     1,387
------------------------------------------------------------------------------------------------------------------------------
May 1-31, 2006                                 1,012         $     22.43                     1,012
------------------------------------------------------------------------------------------------------------------------------
June 1-30, 2006                               39,238         $      2.08                    39,238
------------------------------------------------------------------------------------------------------------------------------
Total                                         41,637         $      3.21                    41,637                   2,845,885
==============================================================================================================================



(1) Shares of common stock acquired by the Company from participants through purchases of shares under certain employee benefit plans at fair value and/or reacquisition of shares under its restricted stock program at $0 per share.

(2) Excluding the purchase of 35,114 restricted stock shares, the average price per share was $20.47 for the three months ended June 30, 2006. The restricted stock shares were reacquired at $0 per share under the terms of the Company's stock award plan upon termination of employment of participant(s) thereunder.

(3) A repurchase program for four million shares was announced to the public on February 27, 2003, and a repurchase program for and an additional four million shares was announced to the public on May 19, 2005.


ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a)   The Annual Meeting of Stockholders was held on May 18, 2006.

b) The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors have been elected and qualified:

     James A. McIntyre                            Robert F. Lewis
     Louis J. Rampino                             Russell K. Mayerfeld
     Wayne R. Bailey                              Dickinson C. Ross
     Thomas W. Hayes

c) The results of the voting of the 72,598,301 shares represented at the meeting are summarized in the following table:

                                                               VOTES
                                      FOR                     WITHHELD
                                   ----------                ---------
      J. A.  McIntyre              70,793,786                1,804,515
      L. J.  Rampino               70,804,302                1,793,999
      W. R.  Bailey                70,800,914                1,797,387
      T. W.  Hayes                 72,113,161                  485,140
      R. F.  Lewis                 71,669,859                  928,442
      R. K.  Mayerfeld             72,127,800                  470,501
      D. C.  Ross                  71,070,682                1,527,619


d) The proposal of the 2006 Performance Incentive Plan was approved. The results of the voting of the 72,598,301 shares represented at the meeting are summarized in the following table:

                                                               BROKER
         FOR              AGAINST          ABSTAINED          NON-VOTE
      ----------         ---------         ---------         ---------

      51,987,798         9,276,414          408,247          10,925,842


e) The appointment of the accounting firm of Ernst & Young LLP as the Corporation's Independent Auditors was ratified. The results of the voting of the 72,598,301 shares represented at the meeting are summarized in the following table:

         FOR              AGAINST          ABSTAINED
     ----------          ---------         ---------


     71,764,982            798,049            35,270

ITEM 6:    EXHIBITS

EXHIBIT
  NO.                                  DESCRIPTION
-------   ----------------------------------------------------------------------

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

10.1 Fremont General Corporation and Affiliated Companies Investment Incentive Plan and Amendments One through Eight.

10.2 Fremont General Corporation 2006 Performance Incentive Plan (Incorporated by reference to Exhibit I of the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 13, 2006).

10.3 Form of Restricted Stock Award Agreement (incorporated by reference from Exhibit 4.2 to the Registrant's Form S-8 Registration Statement with respect to the 2006 Performance Incentive Plan filed on May 18, 2006, Commission File No. 1-8007).

10.4 Form of Nonqualified Stock Option Agreement (Incorporated by reference to the Registrant's Form S-8 Registration Statement with respect to the 2006 Performance Incentive Plan filed on May 18, 2006, Commission File Number 1-8007.)

31.1      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

EXHIBIT
  NO.                                  DESCRIPTION
-------   ----------------------------------------------------------------------

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


                                       FREMONT GENERAL CORPORATION



Date: August 8, 2006                   /s/ LOUIS J. RAMPINO
                                       -------------------------------
                                       Louis J. Rampino
                                       President and Chief Executive Officer



Date: August 8, 2006                   /s/ PATRICK E. LAMB
                                       -------------------------------
                                       Patrick E. Lamb
                                       Senior Vice President, Chief Financial
                                       Officer, Chief Accounting Officer and
                                       Treasurer (Principal Accounting Officer)