Form 10-Q
period 2006-09-30
FREMONT GENERAL CORP
filed 2006-11-09
CIK 38984

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                              SHARES OUTSTANDING
            CLASS                                               OCTOBER 31, 2006
Common Stock, $1.00 par value                                     77,862,000


--------------------------------------------------------------------------------

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION



                                                                        PAGE NO.
                                                                        --------
Item   1.   Financial Statements

              Consolidated Balance Sheets
               September 30, 2006 (Unaudited) and December 31, 2005 ....       3

              Consolidated Statements of Income
               Three and Nine Months Ended September 30, 2006
               and 2005 (Unaudited) ....................................       4

              Consolidated Statements of Changes in Stockholders'
               Equity September 30, 2006 and 2005 (Unaudited) ..........       5

              Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 2006 and 2005
               (Unaudited) .............................................       6

              Consolidated Statements of Comprehensive Income
               Three and Nine Months Ended September 30, 2006 and 2005
               (Unaudited) .............................................       7

              Notes to Consolidated Financial Statements
               (Unaudited) .............................................       8

Item   2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................      50

Item   3.   Quantitative and Qualitative Disclosures About
              Market Risk ..............................................      80

Item   4.   Controls and Procedures ....................................      81


                         PART II - OTHER INFORMATION



Item   1.   Legal Proceedings ..........................................      82

Item   1A.  Risk Factors ...............................................      84

Item   2.   Unregistered Sales of Equity Securities and Use
              of Proceeds ..............................................      85

Item 3-5.   Not applicable

Item   6.   Exhibits ...................................................      85

Signatures  ............................................................     S-1

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2006              2005
                                                                                ------------      ------------
                                                                                 (UNAUDITED)
                                                                                    (THOUSANDS OF DOLLARS)

                                 ASSETS

Cash and cash equivalents ...................................................   $    520,141      $    768,643
Investment securities classified as available-for-sale at fair value ........         24,458            17,527
Federal Home Loan Bank stock at cost ........................................        148,990           136,018
Loans held for sale - net ...................................................      5,543,331         5,423,109
Loans held for investment - net .............................................      5,963,397         4,603,063
Mortgage servicing rights - net .............................................         84,883            46,022
Residual interests in securitized loans at fair value .......................        132,699           170,723
Accrued interest receivable .................................................         70,834            42,123
Real estate owned - net .....................................................          6,730            33,872
Premises and equipment - net ................................................         66,507            65,203
Deferred income taxes .......................................................        102,989            83,235
Other assets ................................................................        137,777            94,575
                                                                                ------------      ------------
  TOTAL ASSETS ..............................................................   $ 12,802,736      $ 11,484,113
                                                                                ============      ============


                              LIABILITIES

Deposits:
  Savings accounts ...........................................................  $    902,311      $  1,103,993
  Money market deposit accounts ..............................................       631,810           446,274
  Certificates of deposit ....................................................     8,025,371         7,051,726
                                                                                ------------      ------------
                                                                                   9,559,492         8,601,993

Warehouse lines of credit ....................................................             -                 -
Federal Home Loan Bank advances ..............................................     1,230,000           949,000
Senior Notes due 2009 ........................................................       165,824           175,305
Junior Subordinated Debentures ...............................................       103,093           103,093
Other liabilities ............................................................       287,959           297,916
                                                                                ------------      ------------
  TOTAL LIABILITIES ..........................................................    11,346,368        10,127,307

Commitments and contingencies ................................................             -                 -


                          STOCKHOLDERS' EQUITY

Preferred stock, par value $ .01 per share -- Authorized: 2,000,000 shares;
  none issued ................................................................             -                 -
Common stock, par value $1 per share -- Authorized: 150,000,000 shares;
  issued and outstanding: (2006 - 77,862,000 and 2005 - 77,497,000) ..........        77,471            77,497
Additional paid-in capital ...................................................       330,250           341,800
Retained earnings ............................................................     1,053,627           966,112
Deferred compensation ........................................................       (22,139)          (43,357)
Accumulated other comprehensive income .......................................        17,159            14,754
                                                                                ------------      ------------
TOTAL STOCKHOLDERS' EQUITY ...................................................     1,456,368         1,356,806
                                                                                ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................  $ 12,802,736      $ 11,484,113
                                                                                ============      ============


        The accompanying notes are an integral part of these statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                                      ------------------------      ------------------------
                                                                         2006           2005          2006            2005
                                                                      ---------      ---------      ---------      ---------
                                                                           (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

INTEREST INCOME:
  Interest and fee income on loans:
    Residential ...................................................   $ 135,331      $ 115,007      $ 442,857      $ 351,781
    Commercial ....................................................     144,306         81,242        380,366        224,091
    Other .........................................................         100           (342)           279           (158)
                                                                      ---------      ---------      ---------      ---------
                                                                        279,737        195,907        823,502        575,714
Interest income - other ...........................................      17,829         12,107         64,542         25,174
                                                                      ---------      ---------      ---------      ---------
                                                                        297,566        208,014        888,044        600,888

INTEREST EXPENSE:
  Deposits ........................................................     113,704         70,265        310,774        181,921
  FHLB advances ...................................................      26,876         10,411         82,471         30,130
  Warehouse lines of credit .......................................       2,300            929          8,860          3,485
  Senior Notes ....................................................       3,388          3,650         10,398         10,951
  Junior Subordinated Debentures ..................................       2,320          2,320          6,959          6,959
  Other ...........................................................         137             91            386            380
                                                                      ---------      ---------      ---------      ---------
                                                                        148,725         87,666        419,848        233,826

Net interest income ...............................................     148,841        120,348        468,196        367,062
Provision for loan losses .........................................      12,692         (4,071)        28,280         (7,251)
                                                                      ---------      ---------      ---------      ---------
Net interest income after provision for loan losses ...............     136,149        124,419        439,916        374,313

NON-INTEREST INCOME:
Net gain (loss) on whole loan sales and securitizations
  of residential real estate loans ................................      (9,622)       116,044        (16,424)       316,368
Loan servicing income .............................................      26,427         20,155         71,258         49,841
Mortgage servicing rights amortization and impairment
  provision .......................................................     (12,975)        (6,588)       (29,878)       (16,299)
Impairment on residual assets .....................................           -              -         (5,752)        (1,790)
Other .............................................................       5,915          4,602         14,464         14,569
                                                                      ---------      ---------      ---------      ---------
                                                                          9,745        134,213         33,668        362,689

NON-INTEREST EXPENSE:
  Compensation and related ........................................      55,001         61,851        171,660        176,785
  Occupancy .......................................................       8,208          7,412         24,013         21,289
  Other ...........................................................      35,983         33,334         91,876         81,682
                                                                      ---------      ---------      ---------      ---------
                                                                         99,192        102,597        287,549        279,756

INCOME BEFORE INCOME TAXES ........................................      46,702        156,035        186,035        457,246
  Income tax expense ..............................................      17,177         63,470         72,899        183,809
                                                                      ---------      ---------      ---------      ---------
NET INCOME ........................................................   $  29,525      $  92,565      $ 113,136      $ 273,437
                                                                      =========      =========      =========      =========



EARNINGS PER SHARE:
  Basic ...........................................................   $    0.40      $    1.27      $    1.53      $    3.77
  Diluted .........................................................        0.39           1.23           1.49           3.65

CASH DIVIDENDS DECLARED PER COMMON SHARE ..........................   $    0.11      $    0.08      $    0.33      $    0.23


        The accompanying notes are an integral part of these statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                        ACCUMULATED
                                                          ADDITIONAL                                       OTHER
                                               COMMON      PAID-IN        RETAINED       DEFERRED      COMPREHENSIVE
                                                STOCK      CAPITAL        EARNINGS     COMPENSATION       INCOME          TOTAL
                                              --------    ----------    -----------    ------------    -------------   -----------
                                                                         (THOUSANDS OF DOLLARS)

Balance at December 31, 2004 ..............   $ 77,241    $  330,328    $   663,580    $    (58,916)   $       1,415   $ 1,013,648
  Net income ..............................          -             -        273,437               -                -       273,437
  Cash dividends declared - $0.23 per
    share .................................          -             -        (17,690)              -                -       (17,690)
  Conversion of LYONs .....................         35           560              -               -                -           595
  Retirement of common stock ..............        (95)         (936)             -           1,031                -             -
  Shares issued, acquired or allocated
    for employee benefit plans ............        694        14,994              -         (32,429)               -       (16,741)
  Amortization of restricted stock ........          -             -              -          14,507                -        14,507
  Shares allocated to ESOP ................          -        (1,368)             -          25,832                -        24,464
  Change in cost of common stock
    held in trust .........................          -             -              -          (5,043)               -        (5,043)
  Net change in unrealized gain on
    investments and residual interests,
    net of deferred taxes .................          -             -              -               -            6,581         6,581
  Excess tax benefits relating to
    share-based payments ...................         -         2,382              -               -                -         2,382
  GSOP fair value adjustment ..............          -        (3,715)             -           3,715                -             -
                                              --------    ----------    -----------    ------------    -------------   -----------
Balance at September 30, 2005 .............   $ 77,875    $  342,245    $   919,327    $    (51,303)   $       7,996   $ 1,296,140
                                              ========    ==========    ===========    ============    =============   ===========


Balance at December 31, 2005 ..............   $ 77,497    $  341,800    $   966,112    $    (43,357)   $      14,754   $ 1,356,806
  Net income ..............................          -             -        113,136               -                -       113,136
  Cash dividends declared - $0.33 per
    share .................................          -             -        (25,621)              -                -       (25,621)
  Reclassification of deferred
    compensation for restricted stock .....          -       (20,902)             -          20,902                -             -
  Retirement of common stock ..............        (26)           26              -               -                -             -
  Shares issued, acquired or allocated
    for employee benefit plans ............          -        (1,673)             -         (23,036)               -       (24,709)
  Amortization of restricted stock ........          -        11,074              -               -                -        11,074
  Shares allocated to ESOP ................          -        (1,370)             -          24,315                -        22,945
  Change in cost of common stock
    held in trust .........................          -             -              -          (1,718)               -        (1,718)
  Net change in unrealized gain on
    investments and residual interests,
    net of deferred taxes .................          -             -              -               -            2,405         2,405
  Excess tax benefits relating to
    share-based payments ..................          -         2,050              -               -                -         2,050
  GSOP failr value adjustment .............          -          (755)             -             755                -             -
                                              --------    ----------    -----------    ------------    -------------   -----------
Balance at September 30, 2006 .............   $ 77,471    $  330,250    $ 1,053,627    $    (22,139)   $      17,159   $ 1,456,368
                                              ========    ==========    ===========    ============    =============   ===========


               The accompanying notes are an integral part of these statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                ---------------------------------
                                                                                     2006                2005
                                                                                -------------       -------------
                                                                                      (THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES
  Net income ................................................................   $     113,136       $     273,437
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Provision for loan losses ...............................................          28,280              (7,251)
    Provision for premium recapture, repurchase and valuation
      reserves of residential real estate loans held for sale ...............         140,276              42,590
    Premium refunds .........................................................         (21,039)            (18,537)
    Change in mortgage servicing rights .....................................         (68,739)            (26,303)
    Change in residual interests in securitized loans .......................          41,994              (8,052)
    Cash from residual interests in securitized loans .......................          33,993              13,362
    Provision for deferred income taxes .....................................         (21,269)             34,189
    Depreciation, amortization, accretion and impairment of
      retained interests ....................................................          17,650              34,308
    Compensation expense related to deferred compensation plans .............           4,872              11,062
    Change in accrued interest ..............................................         (28,711)             (2,095)
    Change in other assets ..................................................         (34,043)             (9,995)
    Change in accounts payable and other liabilities ........................         (31,392)            (31,212)
                                                                                -------------       -------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE LOANS HELD
        FOR SALE ACTIVITY ...................................................         175,008             305,503
    Originations of residential loans held for sale .........................     (25,838,207)        (26,616,134)
    Sale of and payments received from loans held for sale ..................      25,305,503          26,086,153
    Loan payments received for residential real estate loans held for sale ..         333,379             210,639
                                                                                -------------       -------------
      NET CASH USED IN OPERATING ACTIVITIES .................................         (24,317)            (13,839)


INVESTING ACTIVITIES
    Originations and advances funded for loans held for investment ..........      (3,068,122)         (2,630,208)
    Payments received from and sales of loans held for investment ...........       1,711,609           1,991,056
    Investment securities available for sale:
      Purchases .............................................................          (4,352)                  -
      Maturities or repayments ..............................................             210                 284
    Net purchases of FHLB stock .............................................         (12,972)            (54,426)
    Purchases of premises and equipment .....................................         (16,064)            (19,266)
                                                                                -------------       -------------
      NET CASH USED IN INVESTING ACTIVITIES .................................      (1,389,691)           (712,560)

FINANCING ACTIVITIES
    Deposits accepted, net of repayments ....................................         957,499             893,732
    FHLB advances, net of repayments ........................................         281,000            (261,000)
    Extinguishment of Senior Notes and LYONs ................................          (9,636)                (30)
    Dividends paid ..........................................................         (24,806)            (16,867)
    Excess tax benefits related to share-based payments .....................           2,050               2,382
    Purchase of company common stock for deferred compensation plans ........         (40,601)            (31,873)
                                                                                -------------      --------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES .............................       1,165,506             586,344

Decrease in cash and cash equivalents .......................................        (248,502)           (140,055)
    Cash and cash equivalents at beginning of period ........................         768,643             904,975
                                                                                -------------      --------------
Cash and cash equivalents at end of period ..................................   $     520,141      $      764,920
                                                                                =============      ==============


        The accompanying notes are an integral part of these statements.

                  FREMONT GENERAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                                       ----------------------      ------------------------
                                                                         2006          2005          2006           2005
                                                                       --------      --------      ---------      ---------
                                                                                     (THOUSANDS OF DOLLARS)


Net income ........................................................    $ 29,525      $ 92,565      $ 113,136      $ 273,437
Other comprehensive income (loss):
  Net change in unrealized gains (losses) during the period:
    Residual interests in securitized loans .......................      (4,023)        6,346          2,010         10,978
    Investment securities .........................................        (149)           (2)         1,909            (11)
                                                                       --------      --------      ---------      ---------
                                                                         (4,172)        6,344          3,919         10,967
  Less income tax expense (benefit) ...............................      (1,656)        2,538          1,514          4,386
                                                                       --------      --------      ---------      ---------
Other comprehensive net income (loss) .............................      (2,516)        3,806          2,405          6,581
                                                                       --------      --------      ---------      ---------
Total comprehensive net income ....................................    $ 27,009      $ 96,371      $ 115,541      $ 280,018
                                                                       ========      ========      =========     ==========






       The accompanying notes are an integral part of these statements.

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

     The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the interim financial statements have been included. The operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and provides for expanded disclosures concerning fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value; however, focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 also establishes a fair value hierarchy used to classify the source of information used by the entity in fair value measurements. That is, assumptions developed based on market data obtained from independent sources (observable inputs) versus the entity's own assumptions about market assumptions developed based on the best information available in the circumstances (unobservable inputs).
                                       10

     The Company is currently evaluating the impact of adopting SFAS No. 157; however, the Company does not believe the adoption will have a significant impact on its financial position or results of operations. SFAS No. 157 is effective for the Company's fiscal year beginning January 1, 2008.

     In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Specifically, SAB No. 108 indicates that registrants should use both a balance sheet (iron curtain) approach as well as an income statement (rollover) approach when quantifying and evaluating the materiality of a misstatement. SAB No. 108 contains guidance on correcting errors under this dual approach as well as transition guidance for correcting errors existing in prior years.

     The Company adopted the provisions of SAB No. 108 as of and for the quarter ended September 30, 2006 without any impact on the Company's financial position or results of operations.


NOTE 3:    CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are summarized in the following table as of the dates indicated:

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    2006              2005
                                                                                ------------      -----------
                                                                                   (THOUSANDS OF DOLLARS)


Cash on hand ................................................................   $        258      $       239
Non-interest bearing deposits in other financial institutions ...............         92,283           98,141
FHLB shareholder transaction account ........................................        304,441          214,237
Federal Reserve account .....................................................          1,531            2,829
Short-term money market funds ...............................................         31,268           37,242
U.S. Government Agency money market fund ....................................              -          350,000
Short-term commercial paper .................................................         90,360           65,955
                                                                                ------------      -----------
Total cash and cash equivalents .............................................   $    520,141      $   768,643
                                                                                ============      ===========

     The FHLB shareholder transaction account represents a short-term interest-bearing account with the Federal Home Loan Bank of San Francisco. The Company's commercial paper holdings have ratings of A1 / P1 or better. The short-term money market funds have AAA / Aaa money market fund ratings. The Company's cash and cash equivalent balances were unrestricted as of September 30, 2006 and December 31, 2005.

NOTE 4:    INVESTMENT SECURITIES CLASSIFIED AS AVAILABLE-FOR-SALE

     The amortized cost, unrealized gains, unrealized losses and fair value of the Company's investment securities as of September 30, 2006 were as follows:

                                                                       AMORTIZED     UNREALIZED     UNREALIZED     FAIR
                                                                         COST          GAINS          LOSSES       VALUE
                                                                       ---------     ----------     ----------    --------
                                                                                      (THOUSANDS OF DOLLARS)

Mortgage-backed securities
  Agency ...........................................................   $     667     $        -     $       15    $    652
  Private issue ....................................................      21,874          2,028             96      23,806
                                                                       ---------     ----------     ----------    --------
Total available-for-sale securities ................................   $  22,541     $    2,028     $      111    $ 24,458
                                                                       =========     ==========     ==========    ========

     There were no realized gains or losses on the available-for-sale securities during the three and nine months ended September 30, 2006. Unrealized gains or losses are included in other comprehensive income. The private issue securities represent two mortgage-backed securities retained from two of the Company's residential real estate loan securitization transactions.


NOTE 5:    LOANS HELD FOR SALE

     Loans held for sale consist solely of residential real estate loans (primarily first trust deeds, but also second trust deeds) which are aggregated prior to their sale or securitization and are carried at the lower of aggregate cost or estimated fair value. Estimated fair values are based upon current secondary market prices for loans with similar coupons, maturities and credit quality.

     The Company's residential real estate loans have loan maturities for up to thirty years and are typically secured by first deeds of trust on single-family residences. Many of the loans have principal amortization terms in excess of thirty years (such as forty and fifty years) or no principal amortization (interest-only loans). The Company's residential real estate loans held for sale typically have a significant concentration (generally 80% or higher) of "hybrid" loans which have a fixed rate of interest for an initial period (generally two years) after origination, after which the interest rate is adjusted to a rate equal to the sum of six-month LIBOR and a margin as set forth in the mortgage note. The interest rate then adjusts at each six-month interval thereafter, subject to various initial, periodic and lifetime interest rate caps and floors. The loans are generally made to borrowers who do not satisfy all of the credit, documentation and other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac, and are commonly referred to as "sub-prime" or "non-prime."

     The following table details the loans held for sale as of the dates indicated:

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2006               2005
                                                                                ------------       -----------
                                                                                    (THOUSANDS OF DOLLARS)

Loan principal balance:
First trust deeds ...........................................................   $  5,180,894       $ 4,792,976
Second trust deeds ..........................................................        420,430           611,104
                                                                                ------------       -----------
                                                                                   5,601,324         5,404,080
Net deferred direct origination costs .......................................         38,292            51,782
                                                                                ------------       -----------
                                                                                   5,639,616         5,455,862
Valuation reserve ...........................................................        (96,285)          (32,753)
                                                                                ------------       -----------
Loans held for sale - net ...................................................   $  5,543,331       $ 5,423,109
                                                                                ============       ===========

Loans held for sale on non-accrual status ...................................   $     49,794       $    16,736
                                                                                ============       ===========

     Tier I loans are the Company's standard loans that are typically sold at a premium. Tier II loans are those that do not meet the criteria for a Tier I sale due to delinquency status, documentation issues or loan program exceptions for which the Company typically receives lower pricing. The following table shows the unpaid principal balance of the Tier II loans included in the total loans held for sale balance indicated above.

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2006               2005
                                                                                ------------       -----------
                                                                                    (THOUSANDS OF DOLLARS)

Tier II loans (before valuation reserves):
  First trust deeds .........................................................   $    172,178       $   113,742
  Second trust deeds ........................................................         80,904            34,351
                                                                                ------------       -----------
                                                                                $    253,082       $   148,093
                                                                                ============       ===========

     The following table shows the amount of the Tier II loan sales during the periods indicated:

                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 -----------------------------      -------------------------------
                                                                     2006              2005             2006               2005
                                                                 -----------       -----------      ------------      -------------
                                                                                      (THOUSANDS OF DOLLARS)

Tier II loan sales (principal):
  First trust deeds ..........................................   $   400,503       $   137,322       $   770,363       $    292,080
  Second trust deeds .........................................        16,798             6,897            52,272             18,410
                                                                 -----------       -----------       -----------       ------------
                                                                 $   417,301      $    144,219       $   822,635       $    310,490
                                                                 ============    =============       ===========       ============


     Since most of the loans that are held for sale are sold within approximately sixty days of origination, the amount of loans held for sale that are classified as non-accrual or become real estate owned, is generally small. A valuation reserve is maintained based upon the Company's estimate of inherent valuation impairment. Provisions for the valuation reserve are charged against gain (loss) on sale of loans. Activity in the valuation reserve is summarized in the following table for the periods indicated:


                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                                       -----------------------      ------------------------
                                                                         2006           2005          2006            2005
                                                                       --------       --------     ----------      ---------
                                                                                      (THOUSANDS OF DOLLARS)


Beginning balance ..................................................   $ 74,433       $ 54,654     $   32,753      $  38,257
Provision ..........................................................     39,820        (20,691)        87,100         (4,015)
Discounted sales ...................................................    (61,928)       (10,811)      (111,416)       (20,035)
Charge-offs ........................................................     (4,419)        (1,106)        (9,289)        (3,083)
Transfer from repurchase reserve ...................................     48,379         13,302         97,137         24,224
                                                                       --------       --------     ----------      ---------
Ending balance .....................................................   $ 96,285       $ 35,348     $   96,285      $  35,348
                                                                       ========       ========     ==========      =========

     The valuation reserve is apportioned as follows as of the dates indicated:



                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2006              2005
                                                                                ------------      ------------
                                                                                    (THOUSANDS OF DOLLARS)

First trust deeds ..........................................................    $     30,644      $     14,512
Second trust deeds .........................................................          65,641            18,241
                                                                                ------------      ------------
                                                                                $     96,285      $     32,753
                                                                                ============      ============


     In the ordinary course of business, as the loans held for sale are sold, the Company makes standard industry representations and warranties about the loans. The Company may have to subsequently repurchase certain loans due to defects that occurred in the origination of the loans. Such defects are categorized as documentation errors, underwriting errors, or fraud. In addition, the Company is generally required to repurchase loans from previous whole loan sale transactions that experience first payment defaults. If there are no such defects or early payment defaults, the Company has no commitment to repurchase loans that it has sold. During the third quarter of 2006, the Company repurchased a total of $294.2 million in loans, as compared to $126.7 million for the third quarter of 2005. In addition, the Company re-priced $51.5 million in loans during the third quarter of 2006 and did not re-price any loans during the third quarter of 2005. Re-priced loans are loans that are subject to repurchase but which are settled at a reduced price. The Company maintains a reserve for the estimated losses expected to be realized when the repurchased loans are sold; this reserve is included in other liabilities and totaled $34.2 million and $14.6 million as of September 30, 2006 and December 31, 2005, respectively. This reserve is based upon the expected future repurchase trends for loans already sold in whole loan sale transactions and the expected valuation of such loans when repurchased. At the point the loans are repurchased, the associated reserves are transferred to the valuation reserve. Provisions for the repurchase reserve are charged against gain (loss) on sale of loans. The following table summarizes the activity in the repurchase reserve for the periods indicated.


                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       -----------------------       -------------------------
                                                                         2006           2005            2006           2005
                                                                       --------       --------       ---------       ---------
                                                                                       (THOUSANDS OF DOLLARS)

Beginning balance ..................................................   $ 57,586       $ 10,217       $  14,556       $   4,794
Provision ..........................................................     31,184         26,831         141,479          45,022
Charge-offs for loan repricing .....................................     (6,199)             -         (24,706)         (1,846)
Transfer to valuation reserve ......................................    (48,379)       (13,302)        (97,137)        (24,224)
                                                                       --------       --------       ---------       ---------
Ending balance .....................................................   $ 34,192       $ 23,746       $  34,192       $  23,746
                                                                       ========       ========       =========       =========

     The repurchase reserve is apportioned as follows as of the dates indicated:


                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2006               2005
                                                                                ------------       -----------
                                                                                    (THOUSANDS OF DOLLARS)

First trust deeds ...........................................................   $     22,910       $     8,104
Second trust deeds ..........................................................         11,282             6,452
                                                                                ------------       -----------
                                                                                $     34,192       $    14,556
                                                                                ============       ===========

     The Company also maintains a reserve for premium recapture that represents the estimate of probable refunds of premiums received on previously completed loan sales (either due to early loan prepayments or for certain loans repurchased from prior sales) that are expected to occur under the provisions of the various agreements entered into for the sale of loans held for sale; this reserve totaled $6.3 million and $4.3 million as of September 30, 2006 and December 31, 2005, respectively, and is included in other liabilities. Provisions for the premium recapture reserve are charged against gain (loss) on sale of loans. The following table summarizes the activity in the premium recapture reserve for the periods indicated:



                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                                       -----------------------       -------------------------
                                                                         2006           2005           2006            2005
                                                                       --------       --------       ---------       ---------
                                                                                       (THOUSANDS OF DOLLARS)

Beginning balance .................................................    $ 10,661       $ 10,555       $   4,259       $   7,516
Provision for premium recapture on repurchased loans ..............       2,858          2,908          12,629           8,450
Provision for standard premium recapture ..........................       2,855          4,765          10,484          13,168
Refunds ...........................................................     (10,041)        (7,631)        (21,039)        (18,537)
                                                                       --------       --------       ---------       ---------
Ending balance ....................................................    $  6,333       $ 10,597       $   6,333       $  10,597
                                                                       ========       ========       =========       =========

     The following table reconciles the loan valuation, repurchase and premium recapture provisions to the amounts included in the Company's gain (loss) on sale of loans for the periods indicated. (See Note 11)


                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       -----------------------       -------------------------
                                                                         2006           2005            2006            2005
                                                                       --------       --------       ---------       ---------
                                                                                       (THOUSANDS OF DOLLARS)



Provision for repurchase reserve ...................................   $ 31,184       $ 26,831       $ 141,479       $  45,022
Provision for valuation reserve ....................................     39,820        (20,691)         87,100          (4,015)
Provision for premium recapture on repurchased loans ...............      2,858          2,908          12,629           8,450
Provision for standard premium recapture ...........................      2,855          4,765          10,484          13,168
Other ..............................................................       (445)          (327)           (996)         (3,284)
                                                                       --------       --------       ---------       ---------
Total provision for valuation, repurchase and premium
  recapture reserves ...............................................   $ 76,272       $ 13,486       $ 250,696       $  59,341
                                                                       ========       ========       =========       =========



NOTE 6:    LOANS HELD FOR INVESTMENT

     Loans held for investment consists of the Company's commercial real estate loans. Commercial real estate loans, which are primarily variable rate (generally based upon either one, three or six-month LIBOR and a margin), represent loans secured primarily by first mortgages on properties such as condominium (construction and conversion), office, retail, industrial, multi-family, land development, mixed-use and lodging. The commercial real estate loans are primarily comprised of bridge and construction loans of relatively short duration (rarely more than five years in length of term and often shorter, such as two to three years). These loans are funded throughout the term as the construction progresses.

     As of September 30, 2006, the Company had $4.21 billion in unfunded commitments for existing loans and $536.4 million in unfunded commitments for loans not yet booked, as compared to $3.40 billion and $410.5 million, respectively, as of December 31, 2005. Due to the variability in the timing of the funding of these unfunded commitments, and the extent to which they are ultimately funded, these amounts should not generally be used as a basis for predicting future outstanding loan balances.

     Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $220.6 million and $138.2 million as of September 30, 2006 and December 31, 2005, respectively. The Company's commercial real estate loans also include mezzanine loans (second mortgage loans, which are subordinate to the senior or first mortgage loans) in the amounts of $10.1 million and $5.6 million as of September 30, 2006 and December 31, 2005, respectively.

     The geographic dispersion of the Company's commercial real estate loan balances outstanding is as follows:



                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                     2006              2005
                                                                                ------------       -----------

California ..................................................................           19.3%             25.5%
Florida .....................................................................           15.0%             11.5%
New York ....................................................................           11.9%             14.7%
Virginia ....................................................................            9.6%              6.6%
Arizona .....................................................................            7.2%              6.7%
Hawaii ......................................................................            6.2%              4.4%
Maryland ....................................................................            4.7%              3.2%
Illinois ....................................................................            4.6%              4.3%
All other states ............................................................           21.5%             23.1%
                                                                                ------------       -----------
                                                                                       100.0%            100.0%
                                                                                ============       ===========

     The loan balances in the portfolio were distributed by property type as follows as of the dates indicated:


                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                     2006              2005
                                                                                ------------       -----------

Multi-family - Condominiums:
  Construction ..............................................................             32%               27%
  Conversion ................................................................             23%               21%
                                                                                ------------        -----------
                                                                                          55%               48%
Land Development ............................................................             14%               15%
Office ......................................................................              9%               14%
Retail ......................................................................              6%                7%
Special Purpose .............................................................              5%                2%
Commercial Mixed-Use ........................................................              4%                5%
Multi-family - Other ........................................................              3%                3%
Industrial ..................................................................              3%                4%
Hotels & Lodging ............................................................              1%                2%
                                                                                ------------       -----------
                                                                                         100%              100%
                                                                                ============       ===========


     The Company does not currently hold residential real estate loans held for investment. The following tables further detail the net loans held for investment as of the dates indicated:

                                                                                            SEPTEMBER 30, 2006
                                                                                -------------------------------------------
                                                                                 COMMERCIAL
                                                                                REAL ESTATE        OTHER           TOTAL
                                                                                -----------       -------       -----------
                                                                                          (THOUSANDS OF DOLLARS)


Loans outstanding ..........................................................    $ 6,417,142       $ 8,643       $ 6,425,785
Participations sold ........................................................       (220,640)            -          (220,640)
                                                                                -----------       -------       -----------
Loans outstanding, net of participations sold ..............................      6,196,502         8,643         6,205,145
Unamortized deferred origination fees and costs ............................        (56,521)            -           (56,521)
                                                                                -----------       -------       -----------
Loans outstanding before allowance for loan losses .........................      6,139,981         8,643         6,148,624
Allowance for loan losses ..................................................       (185,145)          (82)         (185,227)
                                                                                -----------       -------       -----------
Loans held for investment - net ............................................    $ 5,954,836       $ 8,561       $ 5,963,397
                                                                                ===========       =======       ===========

                                                                                             DECEMBER 31, 2005
                                                                                -------------------------------------------
                                                                                 COMMERCIAL
                                                                                REAL ESTATE        OTHER           TOTAL
                                                                                -----------       -------       -----------
                                                                                          (THOUSANDS OF DOLLARS)


Loans outstanding ..........................................................    $ 4,940,460       $ 8,589       $ 4,949,049
Participations sold ........................................................       (138,165)            -          (138,165)
                                                                                -----------       -------       -----------
Loans outstanding, net of participations sold ..............................      4,802,295         8,589         4,810,884
Unamortized deferred origination fees and costs ............................        (50,984)            -           (50,984)
                                                                                -----------       -------       -----------
Loans outstanding before allowance for loan losses .........................      4,751,311         8,589         4,759,900
Allowance for loan losses ..................................................       (156,755)          (82)         (156,837)
                                                                                -----------       -------       -----------
Loans held for investment - net ............................................    $ 4,594,556       $ 8,507       $ 4,603,063
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

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                     2006            2005
                                                                                ------------      -----------
                                                                                   (THOUSANDS OF DOLLARS)

Non-accrual commercial real estate loans held for investment ...............    $     36,478      $    29,290
                                                                                ============      ===========

Restructured commercial real estate loans on accrual status ................    $          -      $    12,309
                                                                                ============      ===========

     The Company employs a documented and systematic methodology in estimating the adequacy of its allowance for loan losses, which assesses the risk of losses inherent in the portfolio, and represents the Company's estimate of probable inherent losses in the loan portfolio as of the date of the financial statements. Establishment of the allowance for loan losses involves determining reserves for individual loans that have been deemed impaired and for groups of loans that are evaluated collectively. Reviews are performed to set allowance allocations for loans that have been individually evaluated and identified as loans which have probable losses; reserve requirements are attributable to specific weaknesses evidenced by various factors such as a deterioration in the quality of the collateral securing the loan, payment delinquency or other events of default. Performing loans that currently exhibit no significant identifiable weaknesses or impairment are evaluated on a collective basis. The allowance for loan losses methodology incorporates management's judgment concerning the expected effects of current economic events and trends on portfolio performance, as well as the impact of concentration factors (such as property types, geographic regions and loan sizes). While the Company's methodology utilizes historical and other objective information, the establishment of the allowance for loan losses is to a significant extent based upon the judgment and experience of the Company's management. The Company believes that the allowance for loan losses is appropriate as of September 30, 2006 to cover inherent losses embedded in the loan portfolio; however, future changes in circumstances, economic conditions or other factors, including the effect of the Company's various loan concentrations, could cause the Company to increase or decrease the allowance for loan losses as necessary. Activity in the allowance for loan losses is summarized in the following table:


                                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                                      -------------------------       -------------------------
                                                                         2006            2005            2006           2005
                                                                      ---------       ---------       ---------       ---------
                                                                                      (THOUSANDS OF DOLLARS)

Beginning balance .................................................   $ 172,688       $ 159,956       $ 156,837       $ 171,525
Provision for loan losses .........................................      12,692          (4,071)         28,280          (7,251)
Charge-offs .......................................................        (190)              -            (190)        (12,180)
Recoveries ........................................................          37           2,828             300           6,619
                                                                      ---------       ---------       ---------       ---------
Ending balance ....................................................   $ 185,227       $ 158,713       $ 185,227       $ 158,713
                                                                      =========       =========       =========       =========

     At September 30, 2006 and December 31, 2005, the recorded investment in loans (excluding loans held for sale) considered to be impaired was $36.5 million and $29.3 million, respectively, all of which were on a non-accrual basis. The Company's policy is to consider a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Evaluation of a loan's impairment is based on the present value of expected cash flows or the fair value of the collateral, if the loan is collateral dependent. As a result of charge-offs, these impaired loans do not necessarily have a related specific allowance for loan loss allocated to them. However, there were $36.5 million and $29.3 million of loans considered impaired that have allocated specific allowances that totaled $4.1 million and $2.3 million at September 30, 2006 and December 31, 2005, respectively. The average net investment in impaired loans held for investment was $36.6 million and $20.8 million for the three months ended September 30, 2006 and 2005, respectively. The company did not recognize any interest income on the cash basis of accounting for loans considered impaired for the three months ended September 30, 2006 and 2005. Interest income that was recognized on the cash basis of accounting on loans classified as impaired was $0 and $35,000 for the nine months ended September 30, 2006 and 2005, respectively. Interest income foregone for loans on non-accrual status that had not performed in accordance with their original terms was $1.0 million and $1.1 million for the three months ended September 30, 2006 and 2005, respectively and, $3.1 million and $5.4 million, for the nine months ended September 30, 2006 and 2005, respectively.

     The Company's policy for determining past due or delinquency status is based on contractual terms except where loans are contractually matured but continue to make current interest payments. At September 30, 2006 the Company had two loans which were cross-collateralized and totaled $75.0 million which were both contractually matured; these loans, however, continued to make current interest payments and were therefore not considered delinquent and continued to be reported on an accrual basis. The loans have sufficient collateral to discharge the debt and management reasonably expects repayment of a significant portion of the loan amount outstanding and renewal of one of the loans during the fourth quarter of 2006.

     In addition to its allowance for loan losses, the Company maintains an allowance for unfunded commercial real estate loan commitments on its existing loans. This allowance totaled $5.0 million and $4.0 million as of September 30, 2006 and December 31, 2005, respectively, and is included in other liabilities.


NOTE 7:  REAL ESTATE OWNED

     The Company's real estate owned ("REO") consists of property acquired through or in lieu of foreclosure on loans secured by real estate. REO is reported in the financial statements at the lower of cost or estimated realizable value (net of estimated costs to sell). REO consisted of the following types of property as of the dates indicated:


                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2006              2005
                                                                                ------------       -----------
                                                                                    (THOUSANDS OF DOLLARS)


Commercial real estate .....................................................    $      2,649       $    31,595
Residential real estate ....................................................           4,384             3,714
                                                                                ------------       -----------
Real estate owned before valuation reserve .................................           7,033            35,309
Valuation reserve                                                                       (303)           (1,437)
                                                                                ------------       -----------
Real estate owned - net ....................................................    $      6,730       $    33,872
                                                                                ============       ===========


NOTE 8:    MORTGAGE SERVICING RIGHTS

     At the time of securitization or sale of loans on a whole loan basis with servicing rights retained, the Company analyzes whether the benefits of servicing are greater than or less than adequate compensation and, as a result, records where appropriate, a mortgage servicing rights asset or liability ("MSR"), respectively. The estimated fair value of the Company's mortgage servicing rights at September 30, 2006 and December 31, 2005 was $91.0 million and $57.4 million, respectively. The following tables summarize the activity in the Company's mortgage servicing rights asset as of the periods indicated:

                                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                      ------------------------       -------------------------
                                                                         2006          2005             2006           2005
                                                                      ---------      ---------       ---------       ---------
                                                                                       (THOUSANDS OF DOLLARS)

Beginning balance .................................................   $  62,739      $  24,525       $  46,022       $  20,044
  Additions from:
    Securitization transactions ...................................      20,852          6,511          27,785          20,539
    Whole loan sales - servicing retained .........................      14,267          5,764          40,954           5,764
  Amortization ....................................................     (12,975)        (5,574)        (29,878)        (15,121)
                                                                      ---------      ---------       ---------       ---------
Ending balance before valuation allowance .........................      84,883         31,226          84,883          31,226
Valuation allowance:
  Beginning balance ...............................................           -         (2,207)              -          (2,043)
  Provision for temporary impairment ..............................           -         (1,014)              -          (1,178)
                                                                      ---------      ---------       ---------       ---------
  Ending balance ..................................................           -         (3,221)              -          (3,221)
                                                                      ---------      ---------       ---------       ---------
Mortgage servicing rights - net ...................................   $  84,883      $  28,005       $  84,883       $  28,005
                                                                      =========      =========       =========       =========

Estimated fair value ..............................................   $  90,967      $  30,320       $  90,967       $  30,320
                                                                      =========      =========       =========       =========

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

     The key economic assumptions used in subsequently measuring the fair value of the Company's MSRs as of the dates indicated are as follows:

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2006              2005
                                                                                ------------       -----------

Weighted-average life (years) ...............................................            1.4               1.6
Weighted-average annual prepayment speed ....................................           47.0%             46.9%
Weighted-average annual discount rate .......................................           15.0%             15.0%


     As a servicer, the Company is required to make certain advances on specific loans it is servicing, to the extent such advances are deemed collectible by the Company from collections related to the individual loan. The total amount outstanding of such servicing advances was $55.9 million and $22.5 million at September 30, 2006 and December 31, 2005, respectively, and is included in other assets.

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

     Residual interests represent the discounted expected future residual cash flows from the securitizations that inure to the Company's benefit subject to prepayment, delinquency, net credit losses and other factors. The following table summarizes the activity of the Company's retained residual interests:


                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      ------------------------       -------------------------
                                                                         2006           2005           2006             2005
                                                                      ---------       --------       ---------       ---------
                                                                                       (THOUSANDS OF DOLLARS)

Beginning balance at fair value ...................................   $ 107,535       $ 16,784       $ 170,723       $  15,774
Additions to residual interests ...................................      22,642          4,300          35,226           8,052
Sales of residual interests .......................................           -              -         (77,220)              -
Interest accretion ................................................       8,946          4,262          41,705           8,569
Cash received .....................................................      (2,401)        (3,470)        (33,993)        (13,362)
Fair value adjustments ............................................      (4,023)         6,345           2,010          10,978
Permanent impairment ..............................................           -              -          (5,752)         (1,790)
                                                                      ---------       --------       ---------       ---------
Ending balance at fair value ......................................   $ 132,699       $ 28,221       $ 132,699       $  28,221
                                                                      =========       ========       =========       =========

     Included in the $170.7 million balance of residual interests at December 31, 2005 was one "pre-NIM" residual interest with an estimated fair value of $118.3 million from a securitization transaction completed in December 2005. The Company, in January 2006, completed a NIM transaction of this one "pre-NIM" residual interest, resulting in a reduction of $77.2 million in the balance of the residual interests.

     Loans sold through securitization transactions are done so on a non-recourse basis to off-balance sheet qualifying special-purpose entities ("QSPEs"), except for representations and warranties customary within the mortgage banking industry. In a NIM transaction, the certificates representing the residual interest in certain excess cash flows from the original securitization transaction are transferred to a QSPE, which issues interest-bearing securities. The net proceeds from the sale of these NIM securities, along with a residual interest certificate, represent the consideration received by the Company. The residual interest certificate retained from a NIM transaction is subordinate to the NIM securities issued until the NIM securities are paid in full. The residual interests retained are classified as "available-for-sale" securities and are measured at fair value; any unrealized gains or losses from adjustments to the estimated fair value, net of taxes, are reported as part of accumulated other comprehensive income, which is a separate component of stockholders' equity. Impairment that is considered other-than-temporary is recorded as a reduction of other non-interest income. During the second quarter of 2006, the Company recognized permanent impairment on two of its retained residual interests due primarily to utilization of more accurate pre-payment fee assumptions. In the original securitizations and NIM transactions, a two-tier structure is utilized in which the loans are first sold to a special purpose corporation (referred to as the Depositor), which then transfers the loans to the QSPE.

     The following table summarizes delinquencies and credit losses as of September 30, 2006 for the loans underlying the Company's 14 outstanding securitization transactions (thousands of dollars):



Original principal amount of loans securitized .............................    $ 14,674,212
Current principal amount of loans securitized ..............................    $  9,094,691
Current delinquent principal amount (over 60 days) .........................    $    604,802
Inception to date credit losses (net of recoveries) ........................    $     35,839


     The Company determines the estimated fair values of the residual interests by discounting the expected net cash flows to be received utilizing the cash-out method. The Company uses the forward LIBOR curve for estimating interest rates on the adjustable rate loans and the variable rate securities, and utilizes other assumptions (primarily for losses, prepayment speeds and delinquencies) that management believes are consistent with assumptions other major market participants would use to appropriately estimate the fair value of similar residual interests. The Company continually evaluates the various assumptions utilized in estimating the fair value of the retained residual interests and updates them as deemed necessary based upon the development of historical vintage data. Such residual interest valuations remain, however, subject to volatility due to fluctuations in the performance of the underlying collateral and in the accuracy of the assumptions utilized by the Company.

     Key economic assumptions used in subsequently measuring the fair value of the Company's residual interests as of the dates indicated are as follows:


                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2006              2005
                                                                                ------------       -----------

Weighted-average life (years) ..............................................             1.6               1.6
Weighted-average annual prepayment speed ...................................            46.7%             46.0%
Weighted-average lifetime credit losses ....................................             4.8%              4.4%
Weighted-average annual discount rate ......................................            20.0%             20.0%


NOTE 10:   DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes derivative financial instruments in connection with its interest rate risk management activities. In accordance with its interest rate risk strategy, the Company currently utilizes a combination of forward sales commitments and Eurodollar futures contracts to hedge its residential real estate loans held for sale and a certain portion of its unfunded pipeline of conditional loan approvals. These derivatives are intended to offset the changes in the value of the Company's loans held for sale and its unfunded conditional loan approvals as interest rates change. The Company's forward sales commitments represent obligations to sell loans at a specific price and date in the future; therefore, the value of these commitments increase as interest rates increase. Short Eurodollar futures contracts are standardized exchange-traded contracts, the values of which are tied to spot Eurodollar rates at specified future dates. The value of these futures contracts increase when interest rates rise. Conversely, the value of the forward sales commitments and the short Eurodollar positions decrease when interest rates decrease, while the related loans are expected to increase in value. The values of the loans, the forward sales commitments and the Eurodollar positions may not move in corresponding amounts and time frames and may result in a negative or positive impact on earnings in any given period. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities, as amended and interpreted" ("SFAS No. 133"), the Company's derivative financial instruments are reported at their fair values.

     At September 30, 2006, the Company's commitments to sell forward residential real estate loans to third party investors in whole loan sales transactions were approximately $2.4 billion at various rates and terms. The Company distinguishes commitments to sell forward loans in two categories, allocated and unallocated. At September 30, 2006, allocated and unallocated forward sale commitments notional amounts were $1.4 billion and $1.0 billion, respectively. Allocated forward sales commitments are contractual sales agreements whereby a specific pool of loans is agreed upon to be sold to specific buyers at a contractually agreed upon date and price. In accordance with SFAS No. 133, the Company may, under certain circumstances, designate and account for its allocated forward sales commitments as fair value hedges designated to specific pools of loans that have been contractually agreed upon for sale; however, as of September 30, 2006, no hedges were designated as such. Unallocated forward sales commitments are agreements that provide a fixed price on a pool of loans not yet specified. These commitments are treated as economic hedges (and are not currently designated as accounting hedges) and are classified as free-standing derivatives. Changes in the fair value of both the unallocated and allocated forward sales commitments are reported as a component of gain (loss) on sale of residential real estate loans and as either other assets or liabilities, as applicable.

     At September 30, 2006, the Company had a pipeline of loans in process of approximately $1.4 billion in new residential real estate loans. The Company does not guarantee interest rates to potential borrowers when an application is received. Because these loans are generally subject to the potential borrower accepting and meeting the conditions of the loan approval, the Company estimates its effective net pipeline position at approximately $811 million, as adjusted for expected loan fallout. The Company conditionally quotes interest rates to potential borrowers, which are then subject to adjustment by the Company if any such conditions are not satisfied. As such, the Company ascribes no value to its conditional loan approvals as there are no interest rate-lock commitments on the loans.

     The Company's Eurodollar futures contracts are currently treated as economic hedges and are not currently designated as accounting hedges and are classified as free-standing derivatives. As of September 30, 2006, the Company had in place short Eurodollar futures positions covering loan principal of $2.7 billion and $342.4 million for its loans held for sale and its unfunded loan pipeline, respectively. Eurodollar futures are utilized in an effort to offset the changes in value related to the loan inventory and pipeline without the necessity of restricting certain loan inventory or pipeline loans to a specific forward sale commitment. The Company's Eurodollar futures positions are settled each day based on their ending fair values; as such, the Company does not reflect any asset or liability position for these derivatives. The Company records these daily fair value changes and settlements as a component of the gain (loss) on sale of residential real estate loans. The Company's Eurodollar futures contracts are collateralized by maintenance of a margin account which is included in other assets and had a balance of $10.3 million as of September 30, 2006.

     The estimated fair values of the Company's derivatives were as follows (included in other assets or liabilities, as applicable, in the consolidated balance sheets) as of the dates indicated:

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2006              2005
                                                                                ------------       -----------
                                                                                    (THOUSANDS OF DOLLARS)


Forward sales commitments ..................................................    $     (5,335)      $    (1,479)
Interest rate cap contract .................................................               -              (340)
Other ......................................................................               -               418
                                                                                ------------       -----------
                                                                                $     (5,335)      $    (1,401)
                                                                                ============       ===========

     The changes in fair value of the derivative instruments are recorded as part of the net gain (loss) on whole loan sales and securitizations. (See Note
11)

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

     The Company maintains a valuation reserve for its loans held for sale based on the Company's estimate of inherent valuation impairment. The Company also records a repurchase reserve for the estimated losses expected to be realized for any repurchased loans when they are resold. The provisions for both of these reserves are recorded as adjustments to the Company's net gain (loss). The provision for premium recapture is the provision for the return of premium on loans sold which prepay early per the terms of each sales contract; this amount includes some interest adjustment. The following table presents the detailed components of the net gain (loss) on whole loan sales and securitizations:


                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 -----------------------------      -------------------------------
                                                                     2006              2005             2006               2005
                                                                 -----------       -----------      ------------      -------------
                                                                                      (THOUSANDS OF DOLLARS)



Gross whole loan sales (Firsts) ..............................   $ 5,084,883       $ 7,602,299      $ 19,920,066       $ 21,100,380
Gross whole loan sales (Seconds) .............................       277,469           760,737         1,850,049          1,970,332
Loans sold into securitizations (Firsts) .....................     2,620,790           993,936         3,561,359          3,154,867
Loans sold into securitizations (Seconds) ....................       464,889            38,789           506,853             70,575
                                                                 -----------       -----------      ------------       ------------
                                                                   8,448,031         9,395,761        25,838,327         26,296,154
Less:  Repurchases ...........................................      (294,170)         (126,676)         (532,824)          (210,001)
                                                                 -----------       -----------      ------------       ------------
Total loan sales and securitizations - net of repurchases ....   $ 8,153,861       $ 9,269,085      $ 25,305,503       $ 26,086,153
                                                                 ===========       ===========      ============       ============

Gross premium recognized on Tier I loan sales and
  securitizations ............................................   $   148,536       $   217,024      $    448,784       $    693,245
Net gain (loss) on derivative instruments ....................       (20,402)           24,218            (4,208)            15,833
                                                                 -----------       -----------      ------------       ------------
                                                                     128,134           241,242           444,576            709,078
Net direct loan origination costs ............................       (61,484)         (111,712)         (210,304)          (333,369)
Provisions for valuation, repurchase and premium
  recapture reserves .........................................       (76,272)          (13,486)         (250,696)           (59,341)
                                                                 -----------       -----------      ------------       ------------
    Net gain (loss) on sale ..................................   $    (9,622)      $   116,044      $    (16,424)      $    316,368
                                                                 ===========       ===========      ============       ============

     The net gain (loss) on derivative instruments included in the net gain
(loss) on whole loan sales and securitizations of residential real estate loans consists of the following items:

                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                      ------------------------       ------------------------
                                                                         2006           2005            2006           2005
                                                                      ---------       --------       ---------       --------
                                                                                       (THOUSANDS OF DOLLARS)
Eurodollar futures:
  Net realized gain (loss) ........................................   $ (20,242)      $ 16,084       $  (7,945)      $ 14,245
  Transaction expenses and other ..................................        (446)         4,785          (1,423)         4,328
                                                                      ---------       --------       ---------       --------
                                                                        (20,688)        20,869          (9,368)        18,573
Change in fair value of:
  Forward sales commitments .......................................      (9,103)         6,435          (3,856)        (2,895)
  Other ...........................................................       9,389         (3,086)          9,016            155
                                                                      ---------       --------       ---------       --------
Net gain (loss) on derivative instruments .........................   $ (20,402)      $ 24,218       $  (4,208)      $ 15,833
                                                                      =========       ========       =========       ========


     The Company realized a $9.4 million gain related to the positive change in fair value of two interest rate swap contracts related to its two securitization transactions completed during the third quarter of 2006. The Company purchased the swap contracts prior to the securitization transaction closing dates and therefore realized the benefits of the changes in fair value between the time the swaps were purchased and when they were included as part of the consideration in the securitizations.

NOTE 12:  LOAN SERVICING INCOME

     In addition to the securitized loans that it services, the Company also services loans sold to other financial institutions on an interim basis (until servicing is transferred to another party) and on a to maturity basis (servicing retained). The following table presents the components of loan servicing income for the Company:


                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                        ----------------------      ----------------------
                                                                          2006          2005         2006           2005
                                                                        --------      --------     ---------      --------
                                                                                       (THOUSANDS OF DOLLARS)

Servicing fee income:
  Securitization transactions .......................................   $  8,441      $  6,108      $ 25,415      $ 15,701
  Interim ...........................................................      5,592         9,807        19,216        24,083
  Loans sold - servicing retained ...................................      5,363           897         9,280         2,369
Ancillary income (1):
  Securitization transactions .......................................      1,924         1,269         5,413         3,043
  Interim ...........................................................        659           889         2,276         2,326
  Loans sold - servicing retained ...................................        930           156         1,732           476
Other (2):
  Securitization transactions .......................................      2,590           906         6,246         1,657
  Loans sold - servicing retained ...................................        928           123         1,680           186
                                                                        --------      --------      --------      --------
Loan servicing income ...............................................   $ 26,427      $ 20,155      $ 71,258      $ 49,841
                                                                        ========      ========      ========      ========


(1)  Ancillary income represents all service-related contractual fees retained by the Company and consists primarily of late payment charges.
(2)  Other servicing income consists primarily of interest income earned on the principal balance of serviced loans that prepay early before the principal is remitted to the trust (for securitization transactions) or investor (for whole loan sales).

NOTE 13:   INCOME TAXES

     The major components of income tax expense are summarized in the following table:


                                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                                        ----------------------      -------------------------
                                                                          2006          2005          2006            2005
                                                                        --------      --------      ---------       ---------
                                                                                       (THOUSANDS OF DOLLARS)

Federal:
  Current ...........................................................   $ 16,412      $ 42,141      $  80,281       $ 122,114
  Deferred ..........................................................         56        10,134        (16,968)         29,190
                                                                        --------      --------      ---------       ---------
                                                                          16,468        52,275         63,313         151,304
                                                                        --------      --------      ---------       ---------

State:
  Current ...........................................................        230         8,488         13,887          27,506
  Deferred ..........................................................        479         2,707         (4,301)          4,999
                                                                        --------      --------       --------       ---------
                                                                             709        11,195          9,586          32,505
                                                                        --------      --------       --------       ---------
Total income tax expense ............................................   $ 17,177      $ 63,470       $ 72,899       $ 183,809
                                                                        ========      ========       ========       =========


     The Company has accrued the expected tax and interest exposure for tax matters that are either in the process of resolution or have been identified as having the potential for adjustment. These matters primarily consist of issues relating to the discontinued insurance operations, the apportionment of income to various states and the deduction of certain expenses. During the third quarter of 2006, the Company successfully resolved several state tax matters and reduced its accrual relating to these matters by $2.7 million.

     The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company's deferred tax assets are summarized in the following table:


                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2006              2005
                                                                                ------------       -----------
                                                                                   (THOUSANDS OF DOLLARS)

Deferred tax assets:
  Mark-to-market on loans held for sale .....................................   $     51,745       $    23,355
  Allowance for loan losses .................................................         81,211            69,650
  Compensation related items ................................................         22,689            29,270
  State income and franchise taxes ..........................................          8,274            13,467
  Other - net ...............................................................              -             2,283
                                                                                ------------       -----------
    Total deferred tax assets ...............................................        163,919           138,025

Deferred tax liabilities:
  Loan origination costs ....................................................        (20,778)          (31,550)
  Mortgage servicing ........................................................        (39,514)          (23,240)
  Other - net ...............................................................           (638)                -
                                                                                ------------       -----------
    Total deferred tax liabilities ..........................................        (60,930)          (54,790)
                                                                                ------------       -----------
Net deferred tax asset ......................................................   $    102,989       $    83,235
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

NOTE 14:  DEBT - FREMONT GENERAL CORPORATION

     The debt of Fremont General is detailed in the following table; none of the Fremont General debt is guaranteed by FIL:

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    2006              2005
                                                                                ------------      -----------
                                                                                   (THOUSANDS OF DOLLARS)


Senior Notes due 2009,  less discount
  (2006 - $706; 2005 - $975) ...............................................    $    165,824      $   175,305
Junior Subordinated Debentures .............................................         103,093          103,093
                                                                                ------------      -----------
                                                                                $    268,917      $   278,398
                                                                                ============      ===========

     During the third quarter of 2006, Fremont General repurchased $3.8 million par value of the 7.875% Senior Notes due 2009 with a carrying value of $3.7 million resulting in a pre-tax gain of $30,000. For the nine months ended September 30, 2006, Fremont General repurchased $9.8 million par value of 7.875% Senior Notes due 2009 with a carrying value of $9.7 million resulting in a pre-tax gain of $67,000. There were no repurchases of 7.875% Senior Notes due 2009 through the first nine months of 2005.

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

         As of September 30, 2006, the weighted-average interest rate for savings and money market deposit accounts was 3.81% and for certificates of deposit it was 5.10%. The weighted-average interest rate for all deposits at September 30, 2006 was 4.89%.

     Certificates of deposit as of September 30, 2006 are detailed by maturity and rates as follows:


                           MATURING BY           WEIGHTED
        AMOUNT            SEPTEMBER 30,        AVERAGE RATE
     -----------          -------------        ------------
     (THOUSANDS
     OF DOLLARS)


     $ 7,911,463              2007                  5.09%
          45,705              2008                  4.88%
          57,400              2009                  5.77%
           1,893              2010                  4.43%
           8,910              2011                  5.30%
     -----------                               ------------
     $ 8,025,371                                    5.10%
     ===========                               ============


     Of the $8.03 billion in total certificates of deposit outstanding at September 30, 2006, $1.26 billion were obtained through brokers.

     Interest expense on deposits is summarized as follows:

                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                      ------------------------       -------------------------
                                                                         2006           2005            2006           2005
                                                                      ---------       --------       ---------       ---------
                                                                                      (THOUSANDS OF DOLLARS)


Savings and money market deposit accounts .........................   $  15,917       $ 11,910       $  44,215       $  32,678
Certificates of deposit ...........................................      97,973         58,486         267,102         149,602
Penalties for early withdrawal ....................................        (186)          (131)           (543)           (359)
                                                                      ---------       --------       ---------       ---------
                                                                      $ 113,704       $ 70,265       $ 310,774       $ 181,921
                                                                      =========       ========       =========       =========

     Total interest payments on deposits were $114.8 million and $71.0 million, for the three months ended September 30, 2006 and 2005, respectively, and $305.1 million and $179.4 million for the nine months ended September 30, 2006 and 2005, respectively.

     FIL is a member of the FHLB system and, as such, maintains a credit line with the FHLB of San Francisco that is based upon a percentage of its total regulatory assets, subject to collateralization requirements and certain collateral sub-limits. Advances are primarily collateralized by residential loans held for sale, and to a lesser extent, by certain commercial loans held for investment. The maximum amount of credit which the FHLB will extend varies from time to time in accordance with their policies. FIL's maximum financing availability, based upon its level of regulatory assets and subject to the amount and type of collateral pledged and their respective advance rates, was $4.96 billion as of September 30, 2006. At September 30, 2006 and December 31, 2005, FIL had an approximate maximum borrowing capacity based upon its pledged loan collateral of $3.01 billion and $1.99 billion, respectively, with outstanding borrowings of $1.23 billion and $949.0 million, respectively, from the FHLB of San Francisco. All borrowings mature within one year. FIL pledged loans with a carrying value of $3.38 billion and $2.22 billion at September 30, 2006 and December 31, 2005, respectively, to secure the current and any future borrowings. FIL's borrowing capacity can be used to borrow under various FHLB loan programs, including adjustable and fixed-rate financing, for periods ranging from one day to 30 years, with a variety of interest rate structures available. The weighted-average interest rate on the amount outstanding at September 30, 2006 was 5.17%. The borrowing capacity has no commitment fees or cost, requires minimum levels of investment in FHLB stock (FIL receives dividend income on its investment in FHLB stock), can be withdrawn by the FHLB if there is any significant change in the financial or operating condition of FIL and is conditional upon FIL's compliance with certain agreements covering advances, collateral maintenance, eligibility and documentation requirements. At September 30, 2006 and December 31, 2005, FIL was in compliance with all requirements of its FHLB credit facility.

     Total interest payments on advances from the FHLB were $23.0 million and $10.4 million, for the three months ended September 30, 2006 and 2005, respectively, and $81.5 million and $30.1 million for the nine months ended September 30, 2006 and 2005, respectively.

     FIL has a line of credit with the Federal Reserve Bank of San Francisco ("Federal Reserve") and, at September 30, 2006 and December 31, 2005, had a borrowing capacity, based upon collateral pledged, of $297.7 million and $442.3 million, respectively, with no outstanding borrowings at September 30, 2006 or December 31, 2005. FIL pledged loans with a carrying value of $397.0 million and $589.7 million at September 30, 2006 and December 31, 2005, respectively, to the Federal Reserve. This line of credit may be utilized when all other sources of funds are not reasonably available and any such advances are made with the expectation that they will be repaid when the availability of the usual source of funds is restored, usually the next business day.

     FIL has established four separate warehouse lines of credit to facilitate the funding of residential real estate loans prior to their sale or securitization. The total funding capacity available at September 30, 2006 under the four facilities was $3.00 billion, of which $2.25 billion was committed. There were no amounts outstanding on any of the facilities at September 30, 2006. Borrowings, if any, under each of the facilities are secured by loans held for sale as pledged by FIL. Each of the facilities is subject to certain conditions, including, but not limited to, financial and other covenants including the maintenance of certain capital and liquidity levels. At September 30, 2006, FIL was in compliance with all financial and other covenants related to these facilities. The four facilities are summarized as follows:

o $1 billion master repurchase facility ($500 million committed) with Goldman Sachs Mortgage Company expiring in February 2007, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.40%.

o $1 billion master loan and security facility ($1 billion committed) with Greenwich Capital Financial Products expiring in September 2007, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.40%.

o $500 million master repurchase facility ($500 million committed) with Credit Suisse expiring in August 2007, secured by certain residential real estate loans held for sale, interest at overnight LIBOR plus a margin of 0.35%.

o $500 million master repurchase facility ($250 million committed) with Lehman Brothers Bank expiring in December 2006, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.40%.

NOTE 16:   OTHER ASSETS AND LIABILITIES

     The following table details the composition of the Company's other assets and other liabilities as of the dates indicated:

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                   2006                2005
                                                                                ------------       -----------
                                                                                    (THOUSANDS OF DOLLARS)

OTHER ASSETS

Servicing advances ..........................................................   $     55,936       $     5,508
Assets held in SERP .........................................................         32,008            24,110
Prepaid expenses ............................................................         13,902            10,159
CRA related investments and loans ...........................................         10,852             9,707
Eurodollar margin account ...................................................         10,281            18,786
Funds due from loans not boarded ............................................          3,211             3,509
Goodwill ....................................................................          2,685             2,685
Interest rate cap contract ..................................................              -            13,805
Other .......................................................................          8,902             6,306
                                                                                ------------       -----------
Total other assets ..........................................................   $    137,777       $    94,575
                                                                                ============       ===========

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2006               2005
                                                                                ------------       -----------
                                                                                    (THOUSANDS OF DOLLARS)

OTHER LIABILITIES

Deferred compensation obligation ...........................................    $     48,949       $    50,300
Loan repurchase reserve ....................................................          34,192            14,556
Accrued incentive compensation .............................................          29,792            56,553
Borrower escrow collections payable ........................................          28,187            23,620
Federal and state(s) income tax liability ..................................          25,816            15,274
Accounts payable ...........................................................          25,030            35,379
Accrued interest payable ...................................................          24,333            18,241
Borrower principal and interest due investors ..............................          16,651            13,209
Accrued ESOP expense .......................................................          13,052            29,596
Forward sales commitments (derivative mark) ................................           5,335             1,479
Premium repurchase reserve .................................................           3,670             1,748
Premium recapture reserve ..................................................           2,663             2,511
Other ......................................................................          30,289            35,450
                                                                                ------------       -----------
Total other liabilities ....................................................    $    287,959       $   297,916
                                                                                ============       ===========

NOTE 17:   SHARE-BASED PAYMENTS

     Company stock award plans provide a long term compensation opportunity for officers and certain key employees of the Company. Stock options and awards of rights to purchase shares of the Company's common stock, generally in the form of restricted stock awards may be granted under the 2006 Performance Incentive Plan (the "2006 Plan") that was approved by the Company's stockholders on May 18, 2006. Awards were granted under the Company's stockholder approved 1997 Stock Plan (the "1997 Plan") until May 18, 2006 when the stockholders approved the 2006 Plan. Effective as of May 18, 2006, no additional grants will be made under the 1997 Plan. At September 30, 2006, a total of 17,822 restricted shares of the Company's common stock were subject to outstanding awards granted and an additional 8,808,213 shares of the Company's common stock were available for new award grants under the 2006 Plan. At September 30, 2006, a total of 1,755,413 restricted shares of the Company's common stock were subject to outstanding awards granted under the 1997 Plan. As of September 30, 2006, 2,867,399, shares that had been available for awards under the 1997 Plan now are available for award grant purposes under the 2006 Plan. As awards outstanding under the 1997 Plan are cancelled, forfeited, or otherwise terminate without having been exercised or having vested, they will become available for award grant purposes under the 2006 Plan. During the first nine months of 2006 there were awards of 388,379 shares of restricted stock under the 1997 Plan, and awards of 17,822 shares of restricted stock under the 2006 Plan.

     The Company also maintains the 1995 Restricted Stock Award Plan (the "1995 Plan"), which expired under its terms in November 2005. As of September 30, 2006, there were 105,950 restricted shares of the Company's common stock subject to outstanding awards granted. There are no shares available for grant under the 1995 Plan.

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

STOCK OPTIONS:

     The Company also maintains the Amended 1989 Non-Qualified Stock Option Plan (the "1989 Plan"). During the years 1989 to 1997, non-qualified stock options were granted at exercise prices equal to the fair value of the stock on the date of grant. Grantees vested at the rate of 25% per year beginning on the first anniversary of the grants that expire after ten years. Stock option grants were accounted for in accordance with the intrinsic value method and, accordingly, no compensation expense was recognized. For the applicable years, additional disclosure was provided regarding the pro forma effects on earnings per share calculated as if the recognition and measurements provisions of the fair value method had been adopted. The Company had 468,000 non-qualified option shares outstanding and exercisable as of September 30, 2006, with an intrinsic value of $7.0 million, an exercise price of $14.94 and an expiration date of February 13, 2007. No options were granted, forfeited, expired or exercised during the first nine months of 2006. Shares issued upon option exercise may come from new shares or existing shares held in the Company's employee benefits trust. There are no shares available for grant under the 1989 Plan. (See Note 18)


RESTRICTED STOCK AWARDS:

     Under both APB No. 25 and SFAS No. 123(R), the Company recognizes compensation expense related to its restricted stock awards based on the fair value of the shares awarded as of the grant date. Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period (generally two to ten years). The compensation expense that has been charged against income for share-based compensation was $3.3 million and $3.9 million for the three months ended September 30, 2006 and 2005, respectively, and $9.8 million and $12.1 million for the nine months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $636,000 and $468,000 for the three months ended September 30, 2006 and 2005, respectively, and $1.9 million and $1.6 million for the nine months ended September 30, 2006 and 2005, respectively.

     Prior to the adoption of SFAS No. 123(R), the Company reported all cash flows resulting from the tax benefits associated with tax deductions in excess of the compensation expense recognized for restricted stock awards as operating cash flows in the Consolidated Statement of Cash Flows. Under SFAS No. 123(R) the Company now reports such excess tax benefits as financing cash inflows.

     Under the Company's Executive Officer Annual Bonus Plan, which is stockholder-approved, for the one-year period beginning January 1, 2006 through December 31, 2006 (the "2006 Annual Plan") the Company may grant selected officers awards of restricted shares of Company common stock upon achievement of certain predetermined pre-tax earnings targets for the 2006 calendar year. At the end of the one-year performance period, upon determination of the extent to which the 2006 pre-tax earnings targets have been achieved, participants under the 2006 Annual Plan will be paid bonuses in the form of cash, at 100% of the amount of the cash bonus earned, plus an award of shares of restricted common stock equal to 100% of the amount of the cash bonus earned in accordance with the 2006 Annual Plan. The award of shares of restricted common stock would be made pursuant to the 2006 Plan. If such earnings targets are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. As a result of adopting SFAS No. 123(R), the Company accounts for these awards as liability instruments where the service period precedes the grant date. No restricted stock awards were granted under the 2006 Annual Plan during the first nine months of 2006.

     A summary of the status of the Company's nonvested restricted stock awards as of September 30, 2006 and changes during the nine month period then ended is presented below:

                                                                                                 WEIGHTED-AVERAGE
                                                                                 NUMBER             GRANT DATE
                                                                                OF SHARES           FAIR VALUE
                                                                                ---------        ----------------

Nonvested at December 31, 2005 ..............................................     2,959,053               $ 13.79
Granted .....................................................................       406,201                 22.57
Vested ......................................................................    (1,444,705)                12.48
Forfeited ...................................................................       (41,364)                19.96
                                                                                -----------      ----------------
Nonvested at September 30, 2006 .............................................     1,879,185               $ 16.56
                                                                                ===========      ================

     The fair value of nonvested shares is determined based on the closing trade price of the Company's shares on the grant date as determined in accordance with the 1997 Plan and/or the 2006 Plan. As of September 30, 2006, there was $18.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years. The weighted-average grant date fair value of the restricted stock awards granted during the nine months ended September 30, 2006 and 2005 was $22.57 and $23.05, respectively. The total fair value of shares vested was $33.6 million and $31.6 million for the nine months ended September 30, 2006 and 2005, respectively.

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

     The Company also maintains a Supplemental Executive Retirement Plan ("SERP") and Excess Benefit Plan ("EBP"); both of which are deferred compensation plans designed to provide certain employees the ability to receive benefits that would be otherwise lost under the Company's qualified retirement plans due to statutory or other limits on salary deferral and matching contributions. Assets held in the SERP and EBP include both Company stock as well as other mutual funds. Changes in the fair value of the Company's stock are included as part of the deferred compensation obligation component of other liabilities with a corresponding charge (or credit) to compensation expense. Changes in the fair value of the mutual funds are recorded as part of both other assets and deferred compensation obligation with corresponding charges (or credits) to other income and compensation expense, respectively. These offsetting charges and credits due to the changes in fair value of the mutual fund assets result in no net impact on income.

     The following table details the composition of the Company's deferred compensation balance as of the dates indicated:

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                     2006              2005
                                                                                ------------       -----------
                                                                                    (THOUSANDS OF DOLLARS)

SERP and EBP ................................................................   $     18,549       $    16,831
GSOP ........................................................................          3,590             5,624
Unamortized restricted stock awards .........................................              -            20,902
                                                                                ------------       -----------
Total deferred compensation .................................................   $     22,139       $    43,357
                                                                                ============       ===========

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

     As of September 30, 2006, FIL's regulatory capital exceeded all minimum requirements to which it is subject and the most recent notification from the FDIC categorized FIL as "well-capitalized". To be categorized as well-capitalized, the institution must maintain capital ratios as set forth in the following table. There have been no conditions or events since that notification that management believes have changed FIL's categorization as well-capitalized. FIL's actual regulatory amounts and ratios and the related standard regulatory minimum ratios required to qualify as well-capitalized are detailed in the table below.

                                                        SEPTEMBER 30, 2006
                                         ---------------------------------------------------
                                                 ACTUAL                  MINIMUM REQUIRED
                                         ---------------------        ----------------------
                                            AMOUNT        RATIO          AMOUNT       RATIO
                                         -----------     ------       -----------     ------
                                               (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Tier-1 Leverage Capital .............    $ 1,602,316      12.03%      $   666,080       5.00%
Risk-Based Capital:
  Tier-1 ............................      1,602,316      12.65%          759,754       6.00%
  Total .............................      1,763,279      13.93%        1,266,256      10.00%

                                                        DECEMBER 31, 2005
                                         ---------------------------------------------------
                                                 ACTUAL                  MINIMUM REQUIRED
                                         ----------------------       ----------------------
                                            AMOUNT        RATIO          AMOUNT       RATIO
                                         -----------     ------       -----------    -------
                                               (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Tier-1 Leverage Capital .............    $ 1,549,685      12.59%      $   615,462       5.00%
Risk-Based Capital:
  Tier-1 ............................      1,549,685      14.15%          657,156       6.00%
  Total .............................      1,699,420      15.52%        1,095,261      10.00%


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

     During the third quarter of 2005, the Company identified that its interpretation for the calculation of risk-weighted assets was not complete. Previously, the Company had not incorporated the unfunded portion of its commercial real estate loan commitments into its risk-weighted assets calculation. As of September 30, 2006, and for all prior periods presented, the Company has included the risk-weighted effect of these unfunded commitments into its Tier-1 Risk-Based and Total Risk-Based Capital ratios. Included in these unfunded commitments are amounts for loan transactions for which the unfunded portion is not currently available to the borrower based upon the level of progress of the underlying commercial real estate project. The impact upon the Tier-1 Risk-Based and Total Risk-Based Capital ratios in prior periods did not change FIL's categorization as well-capitalized and there is no impact upon the Tier-1 Leverage ratio.

     The following table details the calculation of the respective capital amounts at FIL as of the dates indicated:

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2006               2005
                                                                                ------------       -----------
                                                                                    (THOUSANDS OF DOLLARS)


Common stockholder's equity at FIL ..........................................   $  1,607,568       $ 1,550,049
Less:
  Disallowed portion of mortgage servicing rights ...........................         (3,013)                -
  Unrealized gains on available-for-sale securities .........................         (2,239)             (364)
                                                                                ------------       -----------
Total Tier-1 Capital ........................................................      1,602,316         1,549,685
Add:
  Allowable portion of the allowance for loan losses ........................        160,963           149,735
                                                                                ------------       -----------
Total Risk-Based Capital (Tier-1 and Tier-2) ................................   $  1,763,279       $ 1,699,420
                                                                                ============       ===========

NOTE 20:     COMMITMENTS AND CONTINGENCIES

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


GARAMENDI V. RAMPINO ET AL.

     On or about October 12, 2006, the California Insurance Commissioner, as Liquidator on behalf of Fremont Indemnity, filed a First Amended Complaint against certain former directors and officers of Fremont Indemnity for Breach of Fiduciary Duty. The Complaint alleges the defendant's breached their fiduciary duties by orchestrating and allowing Fremont Indemnity to engage in an inappropriate underwriting scheme that caused injury to Fremont Indemnity's reinsurers which in turn injured Fremont Indemnity by settlements it made with those reinsurers. The allegations in this complaint are substantially the same as those alleged by Gerling Global in its lawsuit. Although neither the Company nor any of its affiliates are defendants in this lawsuit, it is indemnifying and defending these directors and officers pursuant to the indemnification clause in Fremont General's bylaws. The Company intends to vigorously defend this matter and believes the lawsuit is without merit.


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


                                                       RESIDENTIAL      COMMERCIAL    CORPORATE AND     INTERSEGMENT      TOTAL
                                                       REAL ESTATE     REAL ESTATE    RETAIL BANKING    ELIMINATIONS   CONSOLIDATED
                                                       -----------     -----------    --------------    ------------   ------------
                                                                                 (THOUSANDS OF DOLLARS)

Three months ended September 30, 2006
  Net interest income ................................ $    57,426     $    70,819    $       20,596    $          -   $    148,841
  Provision for loan losses ..........................           -         (12,687)               (5)              -        (12,692)
  Net gain (loss) on whole loan sales and
    securitizations of residential real estate loans .      (9,622)              -                 -               -         (9,622)
  Loan servicing income ..............................      26,427               -                 -               -         26,427
  Mortgage servicing rights amortization and
    impairment provision .............................     (12,975)              -                 -               -        (12,975)
  Impairment on residual assets ......................           -               -                 -               -              -
  Other non-interest income ..........................       1,089           4,552               274               -          5,915
  Compensation .......................................     (30,944)         (8,217)          (15,840)              -        (55,001)
  Occupancy ..........................................      (4,876)           (791)           (2,541)              -         (8,208)
  Other non-interest expense .........................     (17,296)         (2,307)          (16,380)              -        (35,983)
  Allocations ........................................     (19,272)         (1,258)           20,530               -              -
                                                       -----------     -----------    --------------    ------------   ------------
    Income (loss) before income taxes ................ $   (10,043)    $    50,111    $        6,634    $          -   $     46,702
                                                       ===========     ===========    ==============    ============   ============

  Total revenues ..................................... $   148,615     $   148,861    $      275,288    $   (265,453)  $    307,311
                                                       ===========     ===========    ==============    ============   ===========

  Total consolidated assets .......................... $ 5,793,576     $ 6,007,482    $    1,001,678    $          -   $12,802,736
                                                       ===========     ===========    ==============    ============   ===========


Three months ended September 30, 2005
  Net interest income ................................ $    60,847     $    45,812    $       13,689    $          -       120,348
  Provision for loan losses ..........................           5           4,077               (11)              -         4,071
  Net gain on whole loan sales and securitizations
    of residential real estate loans .................     116,044               -                 -               -       116,044
  Loan servicing income ..............................      20,155               -                 -               -        20,155
  Mortgage servicing rights amortization and
    impairment provision .............................      (6,588)              -                 -               -        (6,588)
  Impairment on residual assets ......................           -               -                 -               -             -
  Other non-interest income ..........................       1,008           3,279               315               -         4,602
  Compensation .......................................     (26,809)        (11,473)          (23,569)              -       (61,851)
  Occupancy ..........................................      (4,242)           (789)           (2,381)              -        (7,412)
  Other non-interest expense .........................     (11,433)         (5,871)          (16,030)              -       (33,334)
  Allocations ........................................     (13,182)           (890)           14,072               -             -
                                                       -----------     -----------    --------------    ------------   -----------
    Income (loss) before income taxes ................ $   135,805     $    34,145    $      (13,915)   $          -       156,035
                                                       ===========     ===========    ==============    ============   ===========

  Total revenues ..................................... $   249,544     $    84,520    $       86,752    $    (78,589)  $   342,227
                                                       ===========     ===========    ==============    ============   ===========

  Total consolidated assets .......................... $ 5,819,746     $ 4,000,487    $    1,181,183    $          -   $11,001,416
                                                       ===========     ===========    ==============    ============   ===========




                                                       RESIDENTIAL      COMMERCIAL    CORPORATE AND     INTERSEGMENT      TOTAL
                                                       REAL ESTATE     REAL ESTATE    RETAIL BANKING    ELIMINATIONS   CONSOLIDATED
                                                       -----------     -----------    --------------    ------------   ------------
                                                                                (THOUSANDS OF DOLLARS)

Nine months ended September 30, 2006
  Net interest income ...............................  $   220,012     $   194,923    $      53,261     $          -   $    468,196
  Provision for loan losses .........................            4         (28,284)               -                -        (28,280)
  Net gain (loss) on whole loan sales and
    securitizations of residential real estate loans .     (16,424)              -                -                -        (16,424)
  Loan servicing income .............................       71,258               -                -                -         71,258
  Mortgage servicing rights amortization and
    impairment provision ............................      (29,878)              -                -                -        (29,878)
  Impairment on residual assets .....................       (5,752)              -                -                -         (5,752)
  Other non-interest income .........................        3,335          10,293              836                -         14,464
  Compensation ......................................      (95,323)        (21,711)         (54,626)               -       (171,660)
  Occupancy .........................................      (13,823)         (2,248)          (7,942)               -        (24,013)
  Other non-interest expense ........................      (43,557)         (1,758)         (46,561)               -        (91,876)
  Allocations .......................................      (59,905)         (3,769)          63,674                               -
                                                       ------------    -----------    -------------     ------------   ------------
  Income (loss) before income taxes .................  $    29,947     $   147,446    $       8,642     $          -   $    186,035
                                                       ============    ===========    =============     ============   ============

  Total revenues ....................................  $   504,641     $   390,659    $     473,945     $   (447,533)  $    921,712
                                                       ============    ===========    =============     ============   ============

  Total consolidated assets .........................  $ 5,793,576     $ 6,007,482    $   1,001,678     $          -   $ 12,802,736
                                                       ===========     ===========    =============     ============   ============


Nine months ended September 30, 2005
  Net interest income ...............................  $   202,535     $   132,680    $      31,847     $          -   $    367,062
  Provision for loan losses .........................            6           7,250               (5)               -          7,251
  Net gain on whole loan sales and securitizations
    of residential real estate loans ................      316,368               -                -                -        316,368
  Loan servicing income .............................       49,841               -                -                -         49,841
  Mortgage servicing rights amortization and
    impairment provision ............................      (16,299)              -                -                -        (16,299)
  Impairment on residual assets .....................       (1,790)              -                -                -         (1,790)
  Other non-interest income .........................        2,782          11,058              729                -         14,569
  Compensation ......................................      (87,285)        (24,034)         (65,466)               -       (176,785)
  Occupancy .........................................      (12,453)         (2,300)          (6,536)               -        (21,289)
  Other non-interest expense ........................      (34,195)         (6,914)         (40,573)               -        (81,682)
  Allocations .......................................      (34,728)         (3,024)          37,752                -              -
                                                       -----------     -----------    -------------     ------------   ------------
  Income (loss) before income taxes .................  $   384,782     $   114,716    $     (42,252)    $          -   $    457,246
                                                       ===========     ===========    =============     ============   ============

  Total revenues ....................................  $   711,095     $   235,148    $     223,724     $   (206,390)  $    963,577
                                                       ===========     ===========    =============     ============   ============

  Total consolidated assets .........................  $ 5,819,746     $ 4,000,487    $   1,181,183     $          -   $ 11,001,416
                                                       ===========     ===========    =============     ============   ============

NOTE 22:   EARNINGS PER SHARE

     Earnings per share have been computed based on the weighted-average number of shares. The following tables set forth the computation of basic and diluted earnings per share:

                                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                                       ----------------------      ------------------------
                                                                         2006          2005          2006           2005
                                                                       --------      --------      ---------      ---------
                                                                     (THOUSANDS OF SHARES AND DOLLARS, EXCEPT PER SHARE DATA)

Net income
  (numerator for basic earnings per share) ........................    $ 29,525      $ 92,565      $ 113,136      $ 273,437
Effect of dilutive securities:
  LYONs ...........................................................           -             -              -              8
                                                                       --------      --------      ---------      ---------
Net income available to common stockholders after assumed
 conversions (numerator for diluted earnings per share) ...........    $ 29,525      $ 92,565      $ 113,136      $ 273,445
                                                                       ========      ========      =========      =========

Weighted-average shares
  (denominator for basic earnings per share) ......................      74,498        72,962         74,187         72,509
Effect of dilutive securities using the treasury stock method for restricted stock and stock options:
    Employee benefit plans ........................................       1,221         1,154          1,201          1,107
    Restricted stock ..............................................         366         1,311            406          1,120
    Stock options .................................................          16           101             64             98
    LYONs .........................................................           -             -              -             22
                                                                       --------      --------      ---------      ---------
Dilutive potential common shares ..................................       1,603         2,566          1,671          2,347
                                                                       --------      --------      ---------      ---------
Adjusted weighted-average shares and assumed conversions
  (denominator for diluted earnings per share) ....................      76,101        75,528         75,858         74,856
                                                                       ========      ========      =========      =========

Basic earnings per share ..........................................      $ 0.40      $   1.27      $    1.53      $    3.77
                                                                       ========      ========      =========      =========
Diluted earnings per share ........................................      $ 0.39      $   1.23      $    1.49      $    3.65
                                                                       ========      ========      =========      =========


     For additional disclosures regarding stock options and restricted stock see
Note 17.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Fremont General Corporation ("Fremont General" or when combined with its subsidiaries "the Company" or "we") is a holding company which is engaged in lending operations through its indirectly wholly-owned subsidiary, Fremont Investment & Loan ("FIL"). FIL is an industrial bank. Fremont General is not a "bank holding company" as defined for regulatory purposes.

     FIL has two primary real estate lending operations, commercial and residential, both operating on a nationwide basis. FIL's commercial real estate lending operation includes nine regional offices and, as of September 30, 2006, had loans outstanding in 29 states. The residential real estate lending platform originated loans from 47 states through its five regional loan production centers as of September 30, 2006. FIL funds its lending operations primarily through deposit accounts sourced in California that are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation ("FDIC") and, to a lesser extent, advances from the Federal Home Loan Bank ("FHLB") of San Francisco. FIL is regulated by the FDIC and the Department of Financial Institutions of the State of California ("DFI"). FIL raises its retail deposits in California (predominately Southern California) through a network of 22 branches and a centralized call center. FIL will also utilize its warehouse lines of credit from time to time to fund part of its residential real estate loan production.

     FIL's residential real estate lending operation originates first, and to a lesser degree, second mortgage loans on a wholesale basis through a network of independent mortgage brokers. FIL offers mortgage products that are designed for borrowers who do not generally satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae (Federal National Mortgage Association) and Freddie Mac (Federal Home Loan Mortgage Corporation) and are commonly referred to as "non-prime" or "sub-prime". These borrowers generally have equity in the properties securing their loans, but have impaired or limited credit profiles or higher debt-to-income ratios than conventional mortgage lenders allow. The borrowers also include individuals who, due to self-employment or other circumstances, have difficulty documenting their income through conventional means. FIL seeks to mitigate its exposure to credit risk through underwriting standards that strive to balance appropriate loan to collateral valuations with a borrower's credit profile. All of the residential real estate loans that FIL originates are currently either sold in whole loan sales to various financial institutions, or to a lesser extent, securitized and sold to various investors. The Company has retained some of these loans as held for investment in prior periods and may do so again in the future.

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

     The Company's two operating lines of business are influenced by the overall condition of the economy, in particular the interest rate environment, and various market conditions. As a result, the Company is subject to experiencing cyclicality in volume, gain (or loss) on the sale of loans, net interest income, loan losses and earnings. The Company strives to manage its operations so as to optimize operational efficiency and to maintain credit and market risks within acceptable parameters. The Company's lending operations generate income as follows:

o All of the residential real estate loans originated are currently sold for varying levels of gain or loss through whole loan sales to other financial institutions, and to a lesser degree, to various investors through securitization transactions. A held for sale loan valuation reserve, a loan repurchase reserve and a premium recapture reserve are maintained and adjusted through provisions (which are either an expense or a credit to income) that are recognized in the consolidated statements of income. Net interest income is recognized on these loans during the period that the Company holds them for sale. The Company also recognizes interest income on the residual interests it retains from its securitization transactions. Servicing income is realized on the loans sold into the Company's securitizations and on whole loan sales when servicing is retained, as well as on an interim basis for loans sold on a servicing released basis to other financial institutions. When servicing is retained either through a securitization or a whole loan sale with servicing retained, a mortgage servicing rights ("MSR") asset is typically established; the MSR is amortized to expense over the expected life of the related servicing income.

o Commercial real estate loans, which are held for investment, generate net interest income on the difference between the rates charged on the loans and the cost of borrowed funds. The majority of commercial real estate loans originated are adjustable interest rate loans based upon either one, three and six-month LIBOR and an applicable margin. An allowance for loan losses is maintained through provisions (which are either an expense or a credit to income) that are recognized in the consolidated statements of income.


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

     The Company has identified four accounting policies as being critical because they require more significant judgment and estimates about matters that may differ from the estimates determined under different assumptions or conditions. These critical accounting policies relate to the gain or loss on whole loan sales and securitizations, allowance for loan losses, derivatives and income taxes. The critical accounting policies and estimates are discussed in Management's Discussion and Analysis in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.


EARNINGS PERFORMANCE

     The Company reported income before income taxes of $46.7 million for the third quarter of 2006 as compared to $156.0 million for the third quarter of 2005. For the first nine months of 2006 income before income taxes totaled $186.0 million as compared to $457.2 million for the first nine months of 2005. The decrease in income before income taxes for the third quarter and first nine months of 2006 represent decreases of 70.1% and 59.3% over the results for the third quarter and first nine months of 2005, respectively.

     The decrease in income during the third quarter of 2006, as compared to the third quarter of 2005, is primarily a result of the Company recognizing a loss on the sale and securitization of its residential real estate loans during the third quarter of 2006 of $9.6 million; in comparison, the Company recognized a gain of $116.0 million during the third quarter of 2005. The loss is primarily a result of higher provisions for loan valuation, repurchase and premium recapture reserves and a derivative loss during the third quarter of 2006 (of $20.4 million) versus a gain during the third quarter of 2005 (of $24.2 million). The provisions for loan valuation, repurchase and premium recapture reserves for the third quarter of 2006 totaled $76.3 million, as compared to $13.5 million for the third quarter of 2005. This was partially offset by an increased level of net interest income during the third quarter of 2006.

     The decrease in income during the first nine months of 2006, as compared to the first nine months of 2005, is primarily a result of the Company recognizing a loss on the sale and securitization of its residential real estate loans during the first nine months of 2006 of $16.4 million; in comparison, the Company recognized a gain of $316.4 million during the first nine months of 2005. The loss is primarily a result of an increased provision for loan valuation, repurchase and premium recapture reserves during the first nine months of 2006 of $250.7 million versus a provision totaling $59.3 million during the first nine months of 2005. The loss was also impacted by lower levels of gross premium being realized on the sale and securitization of the residential real estate loans during the first nine months of 2006. This was partially offset by an increased level of net interest income during the first nine months of 2006.

     The Company reported net income of $29.5 million for the third quarter of 2006. This is compared to net income of $92.6 million for the third quarter of 2005. For the first nine months of 2006, net income totaled $113.1 million, as compared to $273.4 million for the first nine months of 2005.

NET INTEREST INCOME

     The Company recorded net interest income for the third quarter and first nine months of 2006 of $148.8 million and $468.2 million as compared to $120.3 million and $367.1 million for the third quarter and first nine months of 2005, respectively. The increase in net interest income for both periods in 2006 is primarily a result of an increase in the level of average interest-earning assets. Total average interest-earning assets increased to $13.3 billion and $13.4 billion during the third quarter and first nine months of 2006, as compared to $11.0 billion for both the third quarter and first nine months of 2005. These increases are primarily the result of significantly higher levels of outstanding commercial real estate loans held for investment. To a lesser degree, the average amounts outstanding of residential real estate loans held for sale and retained residual interests also increased during the respective periods of 2006 as compared to 2005. The net interest income margin as a percentage of average interest-earning assets increased to an annualized 4.67% for the first nine months of 2006 from 4.47% for the first nine months of 2005; for the third quarter of 2006, the percentage was 4.45%, up from 4.34% for the third quarter of 2005. Net interest income is impacted by the volume, mix and rate of interest-earning assets and interest-bearing liabilities.

     The following tables identify the consolidated interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins, as well as an analysis of changes in net interest income due to volume and rate changes, for the third quarter and first nine months of 2006 and 2005:


                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------------------------------------------------
                                                                2006                                        2005
                                                  ---------------------------------       ---------------------------------
                                                     AVERAGE                 YIELD/          AVERAGE                 YIELD/
                                                     BALANCE      INTEREST    COST           BALANCE      INTEREST    COST
                                                  ------------   ---------   ------       ------------   ---------   ------
                                                                  (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (1):
Commercial real estate loans ...................  $  6,059,445   $ 144,306     9.45%      $  3,939,714   $  81,242     8.18%
Residential real estate loans (2) ..............     6,519,702     135,432     8.24%         6,203,624     114,665     7.33%
Residual interests in securitized loans ........       121,274       8,945     29.26%           32,570       4,262    51.92%
Cash equivalents and investment securities .....       568,547       8,883      6.20%          822,940       7,845     3.78%
                                                  ------------   ---------   -------      ------------   ---------   ------
Total interest-earning assets ..................  $ 13,268,968   $ 297,566      8.90%     $ 10,998,848   $ 208,014     7.50%
                                                  =============  =========   =======      ============   =========   ======

Interest-bearing liabilities:
Time deposits ..................................  $  7,865,020   $  99,037     5.00%      $  6,537,140   $  58,384     3.54%
Savings deposits ...............................     1,536,547      14,667     3.79%         1,613,204      11,881     2.92%
FHLB advances ..................................     2,053,337      26,876     5.19%         1,351,626      10,411     3.06%
Warehouse lines of credit ......................       115,286       2,301     7.92%            59,870         929     6.16%
Senior Notes due 2009 ..........................       168,323       3,388     8.05%           181,450       3,650     8.05%
LYONs ..........................................             -           -     0.00%                 -           -     0.00%
Junior Subordinated Debentures .................       103,093       2,320     9.00%           103,093       2,320     9.00%
Other ..........................................        25,064         136     2.15%            30,019          91     1.20%
                                                  ------------   ---------   ------       ------------   ---------   ------
Total interest-bearing liabilities .............  $ 11,866,670   $ 148,725     4.97%      $  9,876,402   $  87,666     3.52%
                                                 =============   =========   ======       ============   =========   ======

Net interest income ............................                 $ 148,841                               $ 120,348
                                                                 =========                               =========

Percent of average interest-earning assets:
Interest income ................................                               8.90%                                   7.50%
Interest expense ...............................                               4.45%                                   3.16%
                                                                             ------                                  ------
Net interest margin ............................                               4.45%                                   4.34%
                                                                             ======                                  ======

(1)  Average loan balances include non-accrual loan balances.
(2)  Includes loans held for sale and other.


                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------------------------------------------------
                                                                  2006                                     2005
                                                  ---------------------------------      ----------------------------------
                                                     AVERAGE                 YIELD/         AVERAGE                  YIELD/
                                                     BALANCE      INTEREST    COST          BALANCE       INTEREST    COST
                                                  ------------   ---------   ------       ------------   ---------   ------
                                                                  (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Interest-earning assets (1):
Commercial real estate loans ..................   $  5,554,367   $ 380,365     9.16%      $  3,801,336   $ 224,091     7.88 %
Residential real estate loans (2) .............      7,172,012     443,136     8.26%         6,467,422     351,623     7.27 %
Residual interests in securitized loans .......        108,656      41,706    51.32%            22,280       8,569    51.42 %
Cash equivalents and investment securities ....        586,274      22,837     5.21%           702,837      16,605     3.16 %
                                                  ------------   ---------   ------       ------------   ---------   ------
 Total interest-earning assets ................   $ 13,421,309   $ 888,044     8.85%      $ 10,993,875   $ 600,888     7.31 %
                                                  ============   =========   ======       ============   =========   ======

Interest-bearing liabilities:
Time deposits .................................   $  7,791,367   $ 267,873     4.60%      $  6,316,905   $ 149,347     3.16 %
Savings deposits ..............................      1,545,762      42,901     3.71%         1,667,349      32,574     2.61 %
FHLB advances .................................      2,272,447      82,471     4.85%         1,507,165      30,130     2.67 %
Warehouse lines of credit .....................        175,072       8,860     6.77%            97,187       3,485     4.79 %
Senior Notes due 2009 .........................        172,137      10,398     8.05%           181,450      10,950     8.05 %
LYONs .........................................              -           -        -                320          15     6.27 %
Junior Subordinated Debentures ................        103,093       6,959     9.00%           103,093       6,960     9.00 %
Other .........................................         24,159         386     2.14%            28,524         365     1.71 %
                                                  ------------   ---------    -----       ------------   ---------   ------
Total interest-bearing liabilities ............   $ 12,084,037   $ 419,848     4.65%      $  9,901,993   $ 233,826     3.16 %
                                                  ============   =========    =====       ============   =========   ======

Net interest income ...........................                  $ 468,196                               $ 367,062
                                                                 =========                               =========

Percent of average interest-earning assets:
Interest income ...............................                                8.85%                                   7.31 %
Interest expense ..............................                                4.18%                                   2.84 %
                                                                              -----                                  ------
Net interest margin ...........................                                4.67%                                   4.47 %
                                                                              =====                                  ======

(1)  Average loan balances include non-accrual loan balances.
(2)  Includes loans held for sale and other.

                                       56


                                                       THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                            2006 COMPARED TO 2005                      2006 COMPARED TO 2005
                                                    ------------------------------------    --------------------------------------
                                                         CHANGE DUE TO                            CHANGE DUE TO
                                                    -----------------------                 -------------------------
                                                    VOLUME(1)       RATE         TOTAL       VOLUME(1)       RATE         TOTAL
                                                    --------      ---------     --------    ---------      ----------   ----------
                                                                                (THOUSANDS OF DOLLARS)


 Cash equivalent and investment securities ......   $ (3,056)     $   4,094     $  1,038    $   (3,528)    $    9,760    $   6,232
 Loans and residual interests ...................     63,564         24,950       88,514       196,661         84,263      280,924
                                                    --------      ---------     --------    ----------     ----------    ----------
 Total increase in interest income ..............     60,508         29,044       89,552       193,133         94,023      287,156
                                                    --------      ---------     ---------   ----------     -----------   ----------

 Time deposits ..................................    (16,721)       (23,932)     (40,653)      (50,693)       (67,833)    (118,526)
 Savings deposits ...............................        732         (3,518)      (2,786)        3,375        (13,702)     (10,327)
 FHLB advances ..................................     (9,185)        (7,280)     (16,465)      (27,773)       (24,568)      52,341)
 Warehouse lines of credit ......................     (1,106)          (266)      (1,372)       (3,942)        (1,433)      (5,375)
 Senior Notes due 2004 and 2009 .................        262              -          262           552              -          552
 LYONs ..........................................          -              -            -            15              -           15
 Junior Subordinated Debentures .................          -              -            -             -              -            -
 Other ..........................................         27            (72)         (45)           70            (90)         (20)
                                                    --------      ---------     --------     ---------     ----------    ---------
 Total (increase) in interest expense ...........    (25,991)       (35,068)     (61,059)      (78,396)      (107,626)    (186,022)
                                                    --------      ---------     --------     ---------     ----------    ---------
 Increase / (decrease) in net interest income ...   $ 34,517      $  (6,024)    $ 28,493     $ 114,737     $  (13,603)   $ 101,134
                                                    ========      =========     ========     =========     ==========    =========


(1) Changes in rate/volume are allocated to change in volume.


NON-INTEREST INCOME

GAIN OR LOSS ON WHOLE LOAN SALES AND SECURITIZATIONS OF RESIDENTIAL REAL ESTATE LOANS

     The gain on sale of residential real estate loans decreased from $116.0 million in the third quarter of 2005 to a $9.6 million loss for the third quarter of 2006. For the first nine months of 2006, the Company realized a $16.4 million loss on the sale of its residential real estate loans as compared to a $316.4 million gain for the first nine months of 2005. The loss on sale during the first nine months of 2006 is primarily attributable to significantly higher provisions for loan valuation, repurchase and premium recapture reserves. In addition, the Company realized a decrease in the gross premiums received on loan sales, particularly in the first quarter of 2006, and a loss on derivatives for the first nine months of 2006 of $4.2 million, as compared to a gain of $15.8 million during the first nine months of 2005. The provisions for loan valuation, repurchase and premium recapture reserves for the first nine months of 2006 totaled $250.7 million, as compared to $59.3 million for the first nine months of 2005.

     The loss on sale during the third quarter of 2006 is primarily attributable to significantly higher provisions for loan valuation, repurchase and premium recapture reserves and a hedging loss of $20.4 million. The provisions for loan valuation, repurchase and premium recapture reserves for the third quarter of 2006 totaled $76.3 million, as compared to $13.5 million for the third quarter of 2005.

     The increased provisions for loan valuation, repurchase and premium recapture reserves is primarily due to increased loan repurchase and re-pricing trends from previous whole loan sale transactions and lower secondary market values for second mortgages. These increased loan repurchase and re-pricing levels, which have been noted industry-wide, are primarily due to increased levels of early payment delinquencies during 2006 and a greater incidence of repurchase requests from whole loan purchasers. The Company's loan repurchases and re-pricings increased to $345.7 million and $691.8 million for the third quarter and first nine months of 2006, respectively, as compared to $126.7 million and $270.5 million for the third quarter and first nine months of 2005, respectively. The Company continually evaluates the loss severity and repurchase frequency estimates utilized for its loan valuation, repurchase and premium recapture reserves based upon its analysis of historical and current data and the mix of loan characteristics.

     Given these loan repurchase and re-pricing trends, with an objective of reducing its early payment delinquencies, the Company made modifications in its loan origination parameters during the second quarter of 2006, including eliminating or reducing certain higher loan-to-value products (including certain second mortgage products) and lower FICO bands. The Company has seen positive initial results based upon its third quarter loan production profile; these positive results include lower second mortgage loan production, higher FICO scores, less first time home buyer loans, and lower stated-income documentation loans. For instance, the Company has eliminated its "combo" loans (a first mortgage originated in combination with a second mortgage) on stated-income documentation loans with FICO scores below 640. The Company also modified its whole loan sale agreements to limit the notification period for repurchase requests (generally a buyer has a window of 90 days from the completion of the sale to notify the Company of any qualifying loans that it is requesting to be repurchased) and to extend the qualifying first payment measurement period (the period has been moved to 45 days from 30 days - thus a payment is not considered delinquent through and up to 45 days). While it is too soon for the Company to quantify the level of improvement on its provisioning, if any, the Company believes that it is reasonable to expect to see a positive impact of these changes during the the first quarter of 2007.

     A total of $8.2 billion in loans were sold (including loans sold via securitization) during the third quarter of 2006, as compared to loan sales and securitizations of $9.3 billion during the third quarter of 2005. For the first nine months of 2006, a total of $25.3 billion in loans were sold (including loans sold via securitization), as compared to loan sales of $26.1 billion for the first nine months of 2005. The average gross premium on Tier 1 loan sales and securitizations during the third quarter of 2006 was 1.82% as compared to an average of 2.34% for the third quarter of 2005. For the first nine months of 2006, the average gross premium on Tier 1 loan sales and securitizations was 1.77% as compared to an average of 2.66% for the first nine months of 2005. The decrease in gross premiums during the first nine months of 2006 is primarily a result of lower interest rate margins (reflecting increased price competition in the non-prime mortgage origination market) and secondary market conditions, particularly for loans sold into the first quarter of 2006. The level of loans securitized during the third quarter of 2006 was $3.09 billion as compared to $1.03 billion for the third quarter of 2005; this higher level of securitization activity lowers the total recognized gross premium levels as the Company records a lower premium on these transactions, but for which it does not have any loan repurchase requirements. Included in the $3.09 billion of securitizations during the third quarter of 2006 was a second mortgage only pool of approximately $287.8 million upon which the Company realized a price below par, but the Company does not have any repurchase obligation in connection with this transaction. In addition, during the third quarter of 2006, the Company sold approximately $1.06 billion of loans on a whole loan basis with a provision that a certain amount of first payment defaults would not be subject to repurchase; in exchange for this, the Company realized approximately 40 basis points less in gross premium on the transaction. The Company entered into this agreement in an effort to limit future provisions for loan valuation, repurchase and premium recapture reserves. The Company's direct costs of loan origination associated with loans sold decreased during the third quarter and first nine months of 2006 to 0.76% and 0.83%, respectively from 1.20% and 1.27% for the same periods in 2005 primarily as a result of lower costs incurred for broker and account executive compensation.

     The Company realized net losses of $20.4 million and $4.2 million on the derivative instruments it utilized to hedge the impact of interest rate volatility on its residential real estate lending activities during the third quarter and first nine months of 2006, respectively. These net losses primarily resulted from a decrease in the underlying interest rate indices (primarily the two-year swap rate) which conversely had a negative impact upon the gross loan sale premiums realized during the same periods. These net losses are compared to net gains on derivatives of $24.2 million and $15.8 million during the third quarter and first nine months of 2005.

     The net gain (loss) percentage (the net gain or loss after direct costs, net gains or losses on derivative instruments, provisions for premium recapture and valuation and repurchase reserves, divided by net loans sold) on these sales and securitizations decreased from 1.26% in the third quarter of 2005 to (0.13)% in the third quarter of 2006. For the first nine months of 2006 the Company realized a net loss percentage on these sales of (0.07)% as compared to a net gain percentage of 1.23% for the first nine months of 2005.

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

     The following table provides the amounts of loans sold during the respective periods and additional detail on the net gain (loss) on whole loan sales and securitizations:

                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                    --------------------------    -----------------------------
                                                                        2006          2005            2006            2005
                                                                    ------------   -----------    -------------   -------------
                                                                                      (THOUSANDS OF DOLLARS)




Gross whole loan sales (Firsts) ..............................      $ 5,084,883    $ 7,602,299    $ 19,920,066    $ 21,100,380
Gross whole loan sales (Seconds) .............................          277,469        760,737       1,850,049       1,970,332
Loans sold into securitizations (Firsts) .....................        2,620,790        993,936       3,561,359       3,154,867
Loans sold into securitizations (Seconds) ....................          464,889         38,789         506,853          70,575
                                                                    -----------    -----------    ------------    ------------
                                                                      8,448,031      9,395,761      25,838,327      26,296,154
Less:  Repurchases ...........................................         (294,170)      (126,676)       (532,824)       (210,001)
                                                                    -----------    -----------    ------------    ------------
Total loan sales and securitizations - net of repurchases ....      $ 8,153,861    $ 9,269,085    $ 25,305,503    $ 26,086,153
                                                                    ===========    ===========    ============    ============


Gross premium recognized on Tier I loan sales and
  securitizations ............................................      $   148,536    $   217,024    $    448,784    $    693,245
Net gain (loss) on derivative instruments ....................          (20,402)        24,218          (4,208)         15,833
                                                                    -----------    -----------    ------------    ------------
                                                                        128,134        241,242         444,576         709,078
Net direct loan origination costs ............................          (61,484)      (111,712)       (210,304)       (333,369)
Provisions for valuation, repurchase and premium
  recapture reserves .........................................          (76,272)       (13,486)       (250,696)        (59,341)
                                                                    -----------    -----------    ------------    ------------
    Net gain (loss) on sale ..................................      $    (9,622)   $   116,044    $    (16,424)   $    316,368
                                                                    ===========    ===========    ============    ============

Net gain (loss) on sale ......................................      $    (9,622)   $   116,044    $    (16,424)   $    316,368
Origination expenses allocated during the period of
  origination ................................................          (36,710)       (30,381)       (103,373)       (108,535)
                                                                    -----------    -----------    ------------    ------------
    Net operating gain (loss) on sale ........................      $   (46,332)   $    85,663    $   (119,797)   $    207,833
                                                                   ============    ===========    ============    ============


Gross premium recognized on Tier I loan sales and
  securitizations ............................................             1.82 %         2.34 %          1.77 %          2.66 %
Net gain (loss) on derivative instruments ....................            (0.25)%         0.26 %         (0.02)%          0.06 %
                                                                    -----------    -----------    ------------    ------------
                                                                           1.57 %         2.60 %          1.75 %          2.72 %
Net direct loan origination costs ............................            (0.76)%        (1.20)%         (0.83)%         (1.27)%
Provisions for valuation, repurchase and premium
  recapture  reserves ........................................            (0.94)%        (0.14)%         (0.99)%         (0.22)%
                                                                    -----------    -----------    ------------    ------------
    Net gain (loss) on sale ..................................            (0.13)%         1.26 %         (0.07)%          1.23 %
                                                                    ===========    ===========    ============    ============

Net gain (loss) on sale ......................................            (0.13)%         1.26 %         (0.07)%          1.23 %
Origination expenses allocated during the period of
  origination ................................................            (0.45)%        (0.33)%         (0.41)%         (0.42)%
                                                                    -----------    -----------    ------------    --------------
    Net operating gain (loss) on sale ........................            (0.58)%         0.93 %         (0.48)%          0.81 %
                                                                    ===========    ===========    ============    ============


o Percentages are of total loan sales and securitizations, net of repurchases, during the period indicated.
o Tier I loans are the Company's standard loans that are typically sold at a premium. Tier II loans are those that do not meet the criteria for a Tier I sale due to delinquency status, documentation issues or loan program exceptions for which the Company typically receives lower pricing.
o Provision for valuation and repurchase reserves represents adjustments to the valuation allowance for the Company's held for sale loans and adjustments to the Company's repurchase reserve for the effect of loans estimated to be repurchased and the related return premiums.
o Provision for premium recapture is the provision for the return of premium on loans sold which prepay early per the terms of each sales contract; includes some interest adjustment.
o Origination expenses represent indirect expenses related to the origination of residential real estate loans during the period of origination and which are not deferred for GAAP. These expenses are included in non-interest expense in the consolidated statements of income during the period incurred. There is no directly comparable GAAP financial measure to "Origination expenses allocated during the period of origination", the components of which are calculated in accordance with GAAP.
o Net operating gain on sale is a supplement to, and not a substitute for, the information presented in the consolidated statements of income as prepared in accordance with GAAP. The Company utilizes this additional information as part of its management of the total costs and efficiency of its loan origination platform. Furthermore, our definition of the indirect origination expenses may not be comparable to similarly titled measures reported by other companies. Because these expenses are estimates that are based on loans sold during the current period utilizing actual costs from prior periods, these costs may fluctuate from period to period reflecting changes in the volume of loans sold, originated and the actual indirect expenses incurred during the period of loan origination. The net operating gain on sale amount does not include net interest income on residential real estate loans held for sale or any fair value adjustments on the Company's residual interests in securitized loans.

LOAN SERVICING AND OTHER NON-INTEREST INCOME

     The components of the Company's loan servicing income, MSR amortization and impairment and other non-interest income for the third quarter and first nine months of 2006 and 2005 are indicated in the following table:

                                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                                     -----------------------     -----------------------
                                                                        2006          2005          2006         2005
                                                                     ----------     --------     ---------     ---------
                                                                                    (THOUSANDS OF DOLLARS)

Loan Servicing Income:
  Servicing fee income:
    Securitization transactions ...................................   $   8,441     $  6,108     $  25,415     $  15,701
    Interim .......................................................       5,592        9,807        19,216        24,083
    Loans sold - servicing retained ...............................       5,363          897         9,280         2,369
                                                                      ---------     --------     ---------     ---------
                                                                         19,396       16,812        53,911        42,153
Ancillary income ..................................................       3,513        2,314         9,421         5,845
Other .............................................................       3,518        1,029         7,926         1,843
                                                                      ---------     --------     ---------     ---------
                                                                      $  26,427     $ 20,155     $  71,258     $  49,841
                                                                      =========     ========     =========     =========

MSR Amortization and Impairment:
  MSR amortization ................................................   $ (12,975)    $ (5,574)    $ (29,878)    $ (15,121)
  MSR impairment provision ........................................           -       (1,014)            -        (1,178)
                                                                      ---------     --------     ---------     ---------
                                                                      $ (12,975)    $ (6,588)    $ (29,878)    $ (16,299)
                                                                      =========     ========     =========     =========

Other Non-Interest Income:
  Prepayment fees:
    Commercial real estate ........................................   $   1,011     $    467     $   2,910     $   1,848
    Residential real estate .......................................         633          706         2,115         1,980
  Commercial real estate transaction fees .........................       2,719          973         6,558         6,809
  Net gain on extinguishment of debt ..............................          31            -            68             -
  All other .......................................................       1,521        2,456         2,813         3,932
                                                                      ---------     --------     ---------     ---------
                                                                      $   5,915     $  4,602     $  14,464     $  14,569
                                                                      =========     ========     =========     =========


     Loan servicing income (which is all related to residential real estate), increased from $20.2 million in the third quarter of 2005 to $26.4 million for the third quarter of 2006. For the first nine months of 2006 loan servicing income was $71.3 million versus $49.8 million for the first nine months of 2005. These increases were due to an increased level of loans being serviced to maturity, either in the Company's sponsored securitizations or for whole loan sales to other financial institutions in which the Company retained the servicing rights. As of September 30, 2006, the Company was servicing a total of $15.1 billion in loans to maturity, as compared to a total of $6.1 billion at September 30, 2005. This increase is a result of the Company's decision to increase its servicing to maturity portfolio and the resulting increase in the amount of securitizations and whole loan sales with servicing retained that have been entered into since September 30, 2005. With the increased levels of securitizations and whole loan sales with servicing retained being entered into, the level of interim servicing decreased. The additional loan securitization activity also created a higher level of MSRs, which resulted in an increase in the amortization (expense) of the MSRs in 2006 versus 2005. The Company intends to continue to service those loans it securitizes, as well as some loans sold to other parties for more than on an interim basis (servicing retained).

     The following is a breakdown of the total amount of loans outstanding being serviced by categorization as of the dates indicated:


                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    2006              2005
                                                                                ------------      -----------
                                                                                   (MILLIONS OF DOLLARS)


Loans in securitizations ....................................................   $      9,095      $     7,381
Loans sold and servicing retained ...........................................          6,034            1,082
                                                                                ------------      -----------
Loans being serviced to maturity ............................................         15,129            8,463
Loans held for sale .........................................................          5,610            5,412
Loans sold and serviced on an interim basis .................................          3,512            8,377
                                                                                ------------      -----------
                                                                                $     24,251      $    22,252
                                                                                ============      ===========


PROVISION FOR LOSSES

     For the third quarter of 2006 the Company recognized a $12.7 million provision expense as compared to a $4.1 million credit to income for the third quarter of 2005. For the first nine months of 2006, the provision expense was $28.3 million versus a $7.3 million credit to income for the first nine months of 2005. The provision expense increase was primarily a result of the increase between the quarters in the commercial real estate loans held for investment partially offset by the decreased levels of net charge-offs and non-accrual and classified (substandard) commercial real estate portfolio loans. In addition, the Company has continued to reduce its exposure to commercial real estate loans secured by hotel and lodging properties which have been the majority of the non-accrual loans and net charge-offs in recent prior periods. The net charge-off amounts and ratios (to average loans outstanding) for the commercial real estate portfolio were $153,000 or 0.01% for the third quarter of 2006 and $(2.8) million or (0.28)% for the third quarter of 2005.

     For the first nine months of 2006 the net charge-off amounts and ratios were $(106,000) or 0.00% as compared to $5.6 million or 0.20% for the first nine months of 2005. The provision for loan losses represents the current period expense (or credit to income) associated with maintaining an appropriate allowance for loan losses. The loan loss provision or credit for each period is estimated on the basis of many factors, including loan growth, net charge-offs, changes in the composition and concentrations (geographic, industry, loan structure and individual loan) of the loan portfolio, the number and balances of non-accrual loans, delinquencies, the levels of restructured loans, assessment by management of the inherent risk in the portfolio, the value of the underlying collateral on classified loans and the general economic conditions in the commercial real estate markets in which the Company lends. Periodic fluctuations in the provision for loan losses and the allowance for loan losses result from management's on-going assessment of their adequacy.

NON-INTEREST EXPENSE

     Non-interest expense decreased from $102.6 million during the third quarter of 2005 to $99.2 million for the third quarter of 2006. For the first nine months of 2006, non-interest expense increased to $287.5 million as compared to $279.8 million for the first nine months of 2005.

     Compensation expense decreased from $61.9 million and $176.8 million during the third quarter and first nine months of 2005 to $55.0 million and $171.7 million for the third quarter and first nine months of 2006, respectively. Decreases in compensation expense related to residential real estate sales compensation were partially offset by decreases in the capitalization level of direct loan origination costs. Overall increases in base compensation were largely offset by decreases in incentive and benefits costs (such as management incentive compensation, employee stock ownership, 401(K) and other related accruals). Increased expense levels for legal, professional and other outside services, information technology and leasing and loan expense were the primary reason for an increase in the other component of non-interest expense. Occupancy expense has increased as the Company has expanded certain of its facilities, such as its new loan servicing center in Texas.

     Compensation and non-compensation related operating expenses are detailed in the following tables:

                                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                                      ------------------------      ------------------------
                                                                         2006          2005           2006           2005
                                                                      ---------      ---------      ---------      ---------
                                                                                      (THOUSANDS OF DOLLARS)

Compensation and related ..........................................   $  55,001      $  61,851      $ 171,660      $ 176,785
Occupancy .........................................................       8,208          7,412         24,013         21,289
Other .............................................................      35,983         33,334         91,876         81,682
                                                                      ---------      ---------      ---------      ---------
Total non-interest expense ........................................   $  99,192      $ 102,597      $ 287,549      $ 279,756
                                                                      =========      =========      =========      =========

                                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                      ------------------------      ------------------------
                                                                         2006          2005           2006           2005
                                                                      ---------      ---------      ---------      ---------
                                                                                      (THOUSANDS OF DOLLARS)


Total compensation and related ....................................   $ 106,605      $ 133,665      $ 342,225      $ 384,018
Deferral of loan origination costs (1) ............................     (51,604)       (71,814)      (170,565)      (207,233)
                                                                      ---------      ---------      ---------      ---------
Compensation and related ..........................................   $  55,001      $  61,851      $ 171,660      $ 176,785
                                                                      =========      =========      =========      =========



(1) Incremental direct costs associated with the origination of loans are deferred when incurred. For residential real estate loans, when the related loan is sold, the deferred costs are included as a component of net gain on sale.



     Other non-interest expense categories for the third quarter and first nine months ended September 30, 2006 and 2005 are summarized below (note that gains on the sale of REO properties are included herein as an offset):


                                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                                       -----------------------       -----------------------
                                                                          2006          2005           2006           2005
                                                                       ---------      --------       --------       --------
                                                                                      (THOUSANDS OF DOLLARS)


Legal, professional and other outside services ......................   $ 10,207      $  8,375       $ 26,486       $ 21,150
Information technology ..............................................      6,181         4,844         15,193         12,113
Printing, supplies and postage ......................................      4,215         4,131         12,226         11,726
Advertising and promotion ...........................................      2,778         2,915          8,939          8,357
Auto and travel .....................................................      2,485         2,178          6,920          6,445
Leasing and loan expense ............................................      3,952         1,945          9,708          5,249
Net real estate owned expenses ......................................        436          (389)        (6,805)        (5,024)
Telephone ...........................................................      1,675         1,142          5,061          3,299
All other ...........................................................      4,054         8,193         14,148         18,367
                                                                        --------      --------       --------       --------
Total other expenses ................................................   $ 35,983      $ 33,334       $ 91,876       $ 81,682
                                                                        ========      ========       ========       ========

INCOME TAXES

     Income tax expense of $17.2 million and $63.5 million for the quarters ended September 30, 2006 and 2005, represent effective tax rates of 36.8% and 40.7%, respectively, on income before income taxes of $46.7 million and $156.0 million for the same respective periods. During the third quarter of 2006, the Company recorded a reduction of its state income tax expense of $2.7 million as a result of the resolution of various state tax matters for the 1995 to 2001 tax years. For the nine months ended September 30, 2006 and 2005, income tax expense of $72.9 million and $183.8 million, represent effect tax rates of 39.2% and 40.2% on income before income taxes of $186.0 million and $457.2 million for the same respective periods. The effective tax rates for all periods presented are different than the Federal enacted tax rate of 35% due mainly to various apportioned state income tax provisions.


REVIEW OF FINANCIAL CONDITION

LOANS HELD FOR SALE

     The Company's residential real estate loans held for sale have increased to $5.54 billion at September 30, 2006 from $5.42 billion at December 31, 2005. During the third quarter of 2006, residential real estate loan originations totaled $7.76 billion as compared to $9.61 billion for the third quarter of 2005. During the first nine months of 2006 residential real estate loan originations totaled $25.84 billion as compared to $26.62 billion for the first nine months of 2005. The following table details the loans held for sale as of the dates indicated:

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    2006             2005
                                                                                ------------      -----------
                                                                                   (THOUSANDS OF DOLLARS)

Loan principal balance:
  1st  trust deeds ..........................................................   $  5,180,894      $ 4,792,976
  2nd trust deeds ...........................................................        420,430          611,104
                                                                                ------------      -----------
                                                                                   5,601,324        5,404,080
Net deferred direct origination costs .......................................         38,292           51,782
                                                                                ------------      -----------
                                                                                   5,639,616        5,455,862
Less:  Valuation reserve ....................................................        (96,285)         (32,753)
                                                                                ------------      -----------
Loans held for sale - net ...................................................   $  5,543,331      $ 5,423,109
                                                                                ============      ===========

Loans held for sale on non-accrual status ...................................   $     49,794      $    16,736
                                                                                ============      ===========

Tier II loans (before valuation reserves):
1st trust deeds .............................................................   $    172,178       $   113,742
2nd trust deeds .............................................................         80,904            34,351
                                                                                ------------       -----------
                                                                                $    253,082       $   148,093
                                                                                ============       ===========

o Tier II loans do not meet the criteria of a Tier I loan due to delinquency status, documentation issues or loan program exceptions for which the Company typically receives lower premiums.

     During the latter half of 2005, the Company implemented pricing strategies designed to reduce the production volume of interest-only loans, while at the same time a 40-year amortization (due in 30 years) first mortgage product was introduced. Additionally, a 50-year amortization (due in 30 years) first mortgage product was introduced during the third quarter of 2006. The interest-only loans generally provide for no principal amortization for up to the first five years and are available on the 2/28 and 3/27 (e.g., 2 years fixed rate, then 28 years adjustable rate) products. The second lien products are all fixed rate loans. The following tables profile the loan origination volume for the periods indicated:

                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                               ----------------------------      ------------------------------
                                                                  2006             2005              2006              2005
                                                               -----------      -----------      ------------      ------------
                                                                           (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Loan origination volume by lien position:
  Firsts ...................................................   $ 7,276,675      $ 8,710,006      $ 23,725,512      $ 24,303,516
  Seconds ..................................................       483,469          900,777         2,112,695         2,312,618
                                                               -----------      -----------      ------------      ------------
                                                               $ 7,760,144      $ 9,610,783      $ 25,838,207      $ 26,616,134
                                                               ===========      ===========      ============      ============

For first lien volume only:
    Average loan size ......................................   $   272,637      $   251,371      $    264,522      $    242,511
    Weighted-average coupon ................................          8.31%            7.32%             8.34%             7.18 %
    Average bureau credit score (FICO) .....................           627              622               623               622
    Average loan-to-value (LTV) ............................          80.2%            80.5%             80.0%             80.8 %

    Type of product:
      ARMs:
        30 Year:
          2/28 .............................................          36.7%            89.6%             48.8%             87.3 %
          3/27 .............................................           2.6%             2.2%              1.3%              2.7 %
          5/25 .............................................           0.4%             0.7%              0.2%              0.8 %
                                                               -----------      -----------      ------------      ------------
                                                                      39.7%            92.5%             50.3%             90.8 %

        40/30:
          2/28 .............................................          20.2%             0.8%             31.1%              0.3 %
          3/27 .............................................           0.9%             0.0%              0.6%              0.0 %
          5/25 .............................................           0.1%             0.0%              0.1%              0.0 %
                                                               -----------      -----------      ------------      ------------
                                                                      21.2%             0.8%             31.8%              0.3 %

        50/30:
          2/28 .............................................          18.3%             0.0%              5.6%              0.0 %
          3/27 .............................................           2.2%             0.0%              0.7%              0.0 %
          5/25 .............................................           0.1%             0.0%              0.1%              0.0 %
                                                               -----------      -----------      ------------      ------------
                                                                      20.6%             0.0%              6.4%              0.0 %
                                                               -----------      -----------      ------------      ------------
          Total ARMs .......................................          81.5%            93.3%             88.5%             91.1 %
                                                               ===========      ===========      ============      ============


      Fixed rate:
        30 Year ............................................          11.6%             6.7%              7.8%              8.9 %
        40/30 ..............................................           3.8%             0.0%              2.7%              0.0 %
        50/30 ..............................................           3.1%             0.0%              1.0%              0.0%
                                                               -----------      -----------      ------------      ------------
          Total fixed rate .................................          18.5%             6.7%             11.5%              8.9 %
                                                               -----------      -----------      ------------      -------------
                                                                     100.0%           100.0%            100.0%            100.0 %
                                                               ===========      ===========      ============      =============
    Loan purpose:
      Purchase .............................................          36.6%            51.0%             43.5%             48.8 %
      Refinance ............................................          63.4%            49.0%             56.5%             51.2 %
                                                               -----------      -----------      ------------      -------------
                                                                     100.0%           100.0%            100.0%            100.0 %
                                                               ===========      ===========      ============      =============

    Documentation Type:
      Full .................................................          60.3%            58.1%             55.4%             60.3 %
      Stated ...............................................          38.3%            40.5%             43.4%             37.4 %
      Other ................................................           1.4%             1.4%              1.2%              2.3 %
                                                               -----------      -----------      ------------      -------------
                                                                     100.0%           100.0%            100.0%            100.0 %
                                                               ===========      ===========      ============      =============

                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                                       -----------------------       -----------------------
                                                                         2006           2005           2006           2005
                                                                       --------       --------       --------       --------
                                                                              (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)


For second lien volume only:
  Average loan size ................................................   $ 71,699       $ 55,279       $ 67,042       $ 51,337
  Weighted-average coupon ..........................................      11.14%         10.18%         11.16%         10.09%
  Average bureau credit score (FICO) ...............................        664            648            655            649
  Purpose:
    Purchase .......................................................       76.1%          80.8%          79.8%          79.9%
    Refinance ......................................................       23.9%          19.2%          20.2%          20.1%

Percentage of second liens to first liens (in units) ...............       25.3%          47.0%          35.1%          45.0%

                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,             SEPTEMBER 30,
                                                            ------------------          ------------------
                                                             2006        2005            2006        2005
                                                            ------      ------          ------      ------

First & Second Mortgages - Origination by
  geographic dispersion:
    California ..........................................     27.1%       26.8%           26.0%       28.2%
    Florida .............................................     13.7%       11.6%           14.2%       10.7%
    New York ............................................     11.0%       11.2%           11.5%       11.1%
    Maryland ............................................      7.5%        6.6%            7.4%        5.8%
    New Jersey ..........................................      5.1%        6.8%            6.3%        6.8%
    All other states ....................................     35.6%       37.0%           34.6%       37.4%
                                                            ------      ------          ------      ------
                                                             100.0%      100.0%          100.0%      100.0%
                                                            ======      ======         =======      ======

                                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                SEPTEMBER 30,           SEPTEMBER 30,
                                                              ------------------      ------------------
                                                               2006        2005        2006        2005
                                                              ------      ------      ------      ------

Interest-only loans:
  As a percentage of first lien volume ...................      7.6%       25.7%         9.8%       26.1%
  Average bureau credit score (FICO) .....................      654         643          648         644
  Weighted-average coupon ................................     7.49%       6.72%        7.57%       6.52%
  Average loan-to-value (LTV) ............................     82.1%       81.5%        81.5%       81.6%


LOANS HELD FOR INVESTMENT AND ALLOWANCE ACTIVITY

     The Company's net loans held for investment before the allowance for loan losses was approximately $6.15 billion at September 30, 2006, as compared to $4.76 billion at December 31, 2005. The increase in the Company's loans held for investment is a result of increased levels of loan commitment origination in 2005 and the first nine months of 2006, as well as a reduction in the rate of loan paydowns. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $220.6 million and $138.2 million as of September 30, 2006 and December 31, 2005, respectively. The following table shows the total commercial real estate new loan commitment volume, net of participations, for the periods indicated:

                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                                     ----------------------------      ----------------------------
                                                                         2006            2005             2006             2005
                                                                     -----------     ------------      -----------     ------------
                                                                                        (THOUSANDS OF DOLLARS)

Senior  loans ....................................................   $ 1,382,697      $ 1,556,154      $ 3,916,699      $ 3,773,889
Mezzanine loans ..................................................             -                -                -                -
                                                                     -----------      -----------      -----------      -----------
                                                                     $ 1,382,697      $ 1,556,154      $ 3,916,699      $ 3,773,889
                                                                     ===========      ===========      ===========      ===========

Average senior loan commitment size originated ...................   $    65,843      $    37,051      $    41,667      $    32,534
                                                                     ===========      ===========      ===========      ===========

     The following table shows the Company's loans held for investment in the various financing categories and the percentages of the total represented by each category:

                                                                         SEPTEMBER 30,                  DECEMBER 31, 2005
                                                                ---------------------------        ---------------------------
                                                                   AMOUNT        % OF TOTAL           AMOUNT        % OF TOTAL
                                                                -----------      ----------        -----------      ----------
                                                                            (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Commercial real estate loans:
  Construction .............................................    $ 3,915,591              63 %      $ 2,448,428              51 %
  Bridge ...................................................      1,799,517              29 %        1,887,073              39 %
  Permanent ................................................        405,637               7 %          389,681               8 %
  Single tenant credit .....................................         75,757               1 %           77,113               2 %
                                                                -----------      ----------        -----------      ----------
                                                                  6,196,502             100 %        4,802,295             100 %
Other ......................................................          8,643               0 %            8,589               0 %
                                                                -----------      ----------        -----------      ----------
                                                                  6,205,145             100 %        4,810,884             100 %
Deferrred fees and costs ...................................        (56,521)             (1)%          (50,984)             (1)%
Allowance for loan losses ..................................       (185,227)             (3)%         (156,837)             (3)%
                                                                -----------      ----------        -----------      ----------
Loans held for investment - net ............................    $ 5,963,397              96 %      $ 4,603,063              96 %
                                                                ===========      ==========        ===========     ===========


     As of September 30, 2006, approximately 19.3%, 15.0% and 11.9% of the Company's commercial real estate loans outstanding were secured by properties located within California, Florida and New York, respectively; no other state represented greater than 10% of the loan portfolio. The real estate securing these loans includes a wide variety of property and project types including condominiums (construction and conversion), multi-family-other, office, retail, industrial, land development, lodging and mixed-use properties. The loans in the portfolio were distributed by property type as follows as of the dates indicated:

                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                      2006                2005
                                                                   ------------       -----------

Multi-family - Condominiums:
  Construction .................................................            32%                27%
  Conversion ...................................................            23%                21%
                                                                   -----------        -----------
                                                                            55%                48%
Land Development ...............................................            14%                15%
Office .........................................................             9%                14%
Retail .........................................................             6%                 7%
Special Purpose ................................................             5%                 2%
Commercial Mixed-Use ...........................................             4%                 5%
Multi-family - Other ...........................................             3%                 3%
Industrial .....................................................             3%                 4%
Hotels & Lodging ...............................................             1%                 2%
                                                                   -----------        ------------
                                                                           100%                100%
                                                                   ===========        ============


     The commercial real estate loan portfolio as of September 30, 2006, is stratified by loan size as follows (thousands of dollars, except percents and number of loans):


                                                         TOTAL LOANS                # OF        AVERAGE
         LOAN SIZE                                       OUTSTANDING       %        LOANS      LOAN SIZE
------------------------------                           -----------      ---       -----      ---------

   $0            - $ 1 million .......................   $      2,255        0%        70      $      32
> $1 million     - $ 5 million .......................        117,726        2%        39          3,019
> $5 million     - $10 million .......................        474,732        8%        67          7,086
> $10 million    - $15 million .......................        685,195       11%        55         12,458
> $15 million    - $20 million .......................        491,142        8%        28         17,541
> $20 million    - $30 million .......................      1,138,965       18%        47         24,233
> $30 million    - $40 million .......................      1,060,889       17%        30         35,363
> $40 million    - $50 million .......................        432,835        7%        10         43,284
> $50 million ........................................      1,792,763       29%        26         68,952
                                                         ------------      ---      -----      ---------
                                                         $  6,196,502      100%       372      $  16,657
                                                         ============      ===      =====      =========

     As of September 30, 2006, the average loan size was $16.7 million (or $20.5 million when loans under $1 million are excluded) and the average loan-to-value ratio was approximately 73%, using the most current available appraised values and current loan balances outstanding. The following table details the commercial real estate loan portfolio as of September 30, 2006 by property collateral type and as to outstanding balances and total commitment amounts:

                                                                                                                        AVERAGE
                                       TOTAL LOANS             TOTAL LOAN               AVERAGE         AVERAGE         LOAN TO
      PROPERTY TYPE                    OUTSTANDING     %       COMMITMENTS     %      LOAN BALANCE     COMMITMENT     COMMITMENT %
----------------------------           -----------    ---     ------------    ---     ------------     ----------     ------------
                                                             (THOUSANDS OF DOLLARS, EXCEPT PERCENTS)

Multi-Family - Condominiums:
  Conversion .......................   $ 1,447,071     23%    $  1,731,788     16%    $     28,374     $   33,957               84%
  Construction .....................     1,945,810     32%       4,972,770     48%          21,620         55,253               39%
                                       -----------    ---     ------------    ---     ------------     ----------     ------------
                                         3,392,881     55%       6,704,558     64%          24,063         47,550               51%

Land Development ...................       901,142     14%       1,244,965     12%          16,384         22,636               72%
Office .............................       552,925      9%         665,605      6%          18,431         22,187               83%
Retail .............................       387,699      6%         566,235      5%          14,912         21,778               69%
Special Purpose ....................       340,591      5%         352,624      3%          24,328         25,187               97%
Commercial Mixed-Use ...............       219,796      4%         388,371      4%          16,907         29,875               57%
Multi-Family - Other ...............       207,337      3%         256,386      3%           2,880          3,561               81%
Industrial .........................       125,841      3%         159,116      2%           8,989         11,365               79%
Hotels & Lodging ...................        68,290      1%          68,290      1%           9,756          9,756              100%
                                       -----------    ---     ------------    ---     ------------    -----------     ------------
                                       $ 6,196,502    100%    $ 10,406,150    100%    $     16,657    $    27,974               60%
                                       ===========    ===     ============    ===     ============    ===========     ============


     The commercial real estate loan portfolio includes 26 separate loans with outstanding balances in excess of $50 million as of September 30, 2006. The Company's largest single individual loan outstanding (net of participation) at September 30, 2006 was $100.5 million with a total loan commitment of $130.0 million. The Company's largest net commitment for a single loan at September 30, 2006 was $150.0 million (with $13.2 million outstanding); this commitment represents the maximum potential loan amount to the borrower; however, the amount available to borrow is generally subject to certain levels of completion or other factors on the underlying property. At September 30, 2006, the Company had two loans collateralized by the same building property; each loan was for certain floors and purpose (one for condominiums and one for office space). The combined total loan commitment of the two loans was $156.6 million with a combined total outstanding loan balance of $142.5 million. As of September 30, 2006, there were nine groups of loans (separate loans on different properties) with common investors or equity sponsors for which the aggregate outstanding principal balance of the separate loans exceeded $100 million. The largest concentration is from one affiliated investment fund and totals $206.6 million in loan principal outstanding with $220.8 million in total loan commitment and is comprised of four separate loans. All four of the loans under this concentration were performing as of September 30, 2006.

     The Company's commercial real estate loans are substantially all variable-rate loans based upon an index (such as one-month LIBOR) and a spread. As of September 30, 2006, the average spread above the applicable index was 3.36%. All of the variable-rate loans have interest rate floors in terms of a minimum rate of interest to be charged; at September 30, 2006, the average interest rate floor was 6.45%. As of September 30, 2006, the commercial real estate loans outstanding had the following indexes in place (before addition of the applicable spread):


ADJUSTABLE RATE:

  One-month LIBOR ......................      19.4%
  Three-month LIBOR ....................       5.8%
  Six-month LIBOR ......................      73.2%
  Fixed Rate ...........................       1.6%
                                            ------
                                             100.0%
                                            ======

     The following tables provide additional information related to the Company's commercial real estate non-accrual loans, foreclosed assets, delinquencies, restructured loans on accrual status and accruing loans past due 90 days or more, as well as reflect the related net loss experience and allowance for loan loss reconciliation applicable to the loans held for investment as of and for the respective periods ended as shown below (note that as of September 30, 2006, the delinquent loans 30 days past due is comprised of two loans (one of which subsequently paid off in full during October 2006) and the delinquent loans 60 days or greater past due are comprised of two loans):


                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                   2006               2005
                                                                                ------------       -----------
                                                                                    (THOUSANDS OF DOLLARS,
                                                                                       EXCEPT PERCENTS)

Commercial Real Estate:

Non-accrual loans held for investment ("HFI") ...............................   $     36,478       $    29,290
Real estate owned / foreclosed assets .......................................          2,555            30,198
                                                                                ------------       -----------
Total non-performing assets .................................................   $     39,033       $    59,488
                                                                                ============       ===========

Accruing loans receivable past due 90 days or more ..........................   $          -       $         -
                                                                                ============       ===========

Restructured loans on accrual status ........................................   $          -       $    12,309
                                                                                ============       ===========

Delinquent loans 60 days past due or greater ................................           0.51%             0.80%

Non-accrual loans to total loans HFI ........................................           0.59%             0.62%
Allowance for loan losses to total loans HFI ................................           3.01%             3.29%


                                                                             THREE MONTHS ENDED SEPTEMBER 30, 2006
                                                                    ----------------------------------------------------
                                                                     COMMERCIAL     RESIDENTIAL
                                                                    REAL ESTATE     REAL ESTATE     OTHER        TOTAL
                                                                    -----------     -----------     -----      ---------
                                                                                   (THOUSANDS OF DOLLARS)

Beginning allowance for loan losses .............................   $   172,611     $         -     $  77      $ 172,688
Provision for loan losses .......................................        12,687               -         5         12,692
Charge-offs .....................................................          (190)              -         -           (190)
Recoveries ......................................................            37               -         -             37
                                                                    -----------     -----------     -----      ---------
Ending allowance for loan losses ................................   $   185,145     $         -     $  82      $ 185,227
                                                                    ===========     ===========     =====      =========

Net charge-offs .................................................   $      (153)    $         -     $   -      $    (153)
                                                                    ============    ===========     =====      =========

Annualized net loan charge-offs to average
commercial real estate loans held for investment ................          0.01%
                                                                    ===========

                                                                             THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                                    ----------------------------------------------------
                                                                     COMMERCIAL     RESIDENTIAL
                                                                    REAL ESTATE     REAL ESTATE     OTHER        TOTAL
                                                                   ------------     -----------     -----      ---------
                                                                                   (THOUSANDS OF DOLLARS)

Beginning allowance for loan losses .............................  $    159,909     $         -     $  47      $ 159,956
Provision for loan losses .......................................        (4,077)             (5)       11         (4,071)
Charge-offs .....................................................             -               -         -              -
Recoveries ......................................................         2,823               5         -          2,828
                                                                   ------------     -----------     -----      ---------
Ending allowance for loan losses ................................  $    158,655     $         -     $  58      $ 158,713
                                                                   ============     ===========     =====      =========

Net recoveries ..................................................  $      2,823     $         5     $   -      $   2,828
                                                                   ============     ===========     =====      =========


Annualized net loan charge-offs to average commercial
  real estate loans held for investment .........................         (0.28)%
                                                                   ============

                                                                               NINE MONTHS ENDED SEPTEMBER 30, 2006
                                                                    ----------------------------------------------------
                                                                      COMMERCIAL     RESIDENTIAL
                                                                    REAL ESTATE     REAL ESTATE     OTHER        TOTAL
                                                                    -----------     -----------     -----      ---------
                                                                                    (THOUSANDS OF DOLLARS)

Beginning allowance for loan losses .............................   $   156,755     $         -     $  82      $ 156,837
Provision for loan losses .......................................        28,284              (4)        -         28,280
Charge-offs .....................................................          (190)              -         -           (190)
Recoveries ......................................................           296               4         -            300
                                                                    -----------     -----------     -----      ---------
Ending allowance for loan losses ................................   $   185,145     $         -     $  82      $ 185,227
                                                                    ===========     ===========     =====      =========

Net recoveries ..................................................   $       106     $         4     $   -      $     110
                                                                    ===========     ===========     =====      =========

Annualized net loan charge-offs to average
  commercial real estate loans held for investment ..............          0.00%
                                                                    ===========

                                                                               NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                                    ----------------------------------------------------
                                                                     COMMERCIAL     RESIDENTIAL
                                                                    REAL ESTATE     REAL ESTATE     OTHER        TOTAL
                                                                    -----------     -----------     -----      ---------
                                                                                    (THOUSANDS OF DOLLARS)


Beginning allowance for loan losses .............................   $   171,471     $         -     $  54      $ 171,525
Provision for loan losses .......................................        (7,250)             (6)        5         (7,251)
Charge-offs .....................................................       (12,180)              -         -        (12,180)
Recoveries ......................................................         6,613               6         -          6,619
                                                                    -----------     -----------     -----      ---------
Ending allowance for loan losses ................................   $   158,654     $         -     $  59      $ 158,713
                                                                    ===========     ===========     =====      =========

Net charge-offs / recoveries ....................................   $    (5,567)    $         6     $   -      $  (5,561)
                                                                    ===========     ===========     =====      =========

Annualized net loan charge-offs to average
  commercial real estate loans held for investment ..............          0.20%
                                                                    ===========

     There were three non-accrual commercial real estate loans held for investment (the largest having a balance of $16.9 million) totaling $36.5 million, or 0.6% of the total loans held for investment, as of September 30, 2006. At December 31, 2005, there were five non-accrual commercial real estate loans totaling $29.3 million, or 0.6%. There were no loans on accrual status as of September 30, 2006 or December 31, 2005, which were 90 days or more past due.

     REO related to commercial real estate loans was $2.6 million at September 30, 2006, consisting of two properties, which were acquired through or in lieu of foreclosure on loans secured by real estate. At December 31, 2005, there were seven REO properties totaling $30.2 million.

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

     The allowance for loan losses, as a percentage of total loans held for investment decreased to 3.01% as of September 30, 2006, as compared to 3.29% as of December 31, 2005. In the third quarter of 2006, the Company incurred $190,000 net loan charge-offs and realized $37,000 in recoveries of loan balances previously charged-off, as compared to $2.8 million in total net recoveries for the third quarter of 2005. The net charge-off ratio for commercial real estate loans for the first nine months of 2006 was 0.00% as compared to 0.20% for the first nine months of 2005. Loans secured by hotel and lodging properties represented 60% and 86% of the total commercial real estate loans on non-accrual status as of September 30, 2006 and December 31, 2005, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The commercial and residential real estate lending activities are financed primarily through deposit accounts offered by FIL and which are insured by the FDIC. FIL offers certificates of deposit and savings and money market deposit accounts (insured by the FDIC to the legal maximum) through its 22 branches in California. FIL minimizes the costs associated with its accounts by not offering traditional checking, safe deposit boxes, ATM access and other traditional retail services. Deposits totaled $9.56 billion at September 30, 2006 and are summarized as to type as follows:

                                                                       NUMBER OF        TOTAL
                                                                        ACCOUNTS       DEPOSITS
                                                                       ---------     -----------
                                                                                      (THOUSANDS
                                                                                      OF DOLLARS)

Savings and money market deposit accounts .........................       35,792      $ 1,534,121

Certificates of deposit:
  Retail ..........................................................      139,938        6,766,684
  Brokered ........................................................          n/m        1,258,687
                                                                                      -----------
                                                                                      $ 9,559,492
                                                                                      ===========


N/M = not meaningful.

     Additional financing is available to FIL through advances from the Federal Home Loan Bank of San Francisco ("FHLB"). FIL maintains a credit line with the FHLB which has a maximum financing availability that is based upon a percentage of its regulatory assets, to which the actual borrowing capacity is subject to collateralization and certain collateral sub-limits. The financing by the FHLB is available at varying rates and terms. FIL's maximum financing availability from the FHLB, based upon its level of regulatory assets, was approximately $4.96 billion as of September 30, 2006. At September 30, 2006, FIL's actual borrowing capacity, based upon the amount of collateral pledged and the applicable advance rates, was $3.01 billion, with $1.23 billion in outstanding advances. The weighted-average interest rate on the FHLB advances outstanding at September 30, 2006 was 5.17%. The borrowing capacity of FIL from the FHLB varies from time to time and is dependent upon the amount and timing of loans pledged. FIL pledged loans with a carrying value of $3.38 billion at September 30, 2006 to secure current and any future borrowings. FIL also has a line of credit with the Federal Reserve Bank of San Francisco and at September 30, 2006, had a borrowing capacity, based upon collateral pledged, of $297.7 million, with no amounts outstanding.

     To expand the capacity and flexibility of funding its residential real estate loan origination volume, the Company has four "warehouse" lines of credit with well-established financial institutions. While the Company has historically utilized these facilities on an infrequent basis, they may be used to fund loans prior to their sale or securitization. At September 30, 2006, these four facilities totaled $3.00 billion in total borrowing capacity of which $2.25 billion is on a committed basis. Borrowing availability is created under the facilities through the pledging of residential real estate loans held for sale. There were no amounts outstanding on any of the facilities at September 30, 2006. Each of the facilities is subject to certain conditions, including but not limited to financial and other covenants. The Company was in compliance with all covenants and requirements of these facilities as of September 30, 2006. The four facilities are summarized as follows:

o $1 billion master repurchase facility ($500 million committed) with Goldman Sachs Mortgage Company expiring in February 2007, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.40%.

o $1 billion master loan and security facility ($1 billion committed) with Greenwich Capital Financial Products expiring in September 2007, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.40%.

o $500 million master repurchase facility ($500 million committed) with Credit Suisse expiring in August 2007, secured by certain residential real estate loans held for sale, interest at overnight LIBOR plus a margin of 0.35%.

o $500 million master repurchase facility ($250 million committed) with Lehman Brothers Bank expiring in December 2006, secured by certain residential real estate loans held for sale, interest at one-month LIBOR plus a margin of 0.40%.


     The Company's residential loan disposition strategy is to primarily utilize whole loan sales and, to a lesser extent, securitizations. The Company attempts to build multiple whole loan sale relationships to achieve diversity and enhance market liquidity. During the first nine months of 2006, the Company had transacted whole loan sales with 15 different financial institutions, the largest institution representing 17.9% of the total whole loan sales volume during this period.

     As a holding company, Fremont General currently pays its operating expenses, interest expense, taxes, obligations under its various employee benefit plans, and stockholders' dividends, and meets its other obligations primarily from its cash on hand, dividends from Fremont General Credit Corporation

("FGCC"), intercompany tax payments and benefit plan reimbursements from FIL. Dividends of $8.5 million and $6.2 million were paid on Fremont General's common stock in the quarters ended September 30, 2006 and 2005, respectively. For the nine month periods ended September 30, 2006 and 2005 dividends of $24.8 million and $16.9 million, respectively, were paid on Fremont General common stock; however, no assurance can be given that future common stock dividends will be declared.

     During 2005 and 2006, FIL had transferred by dividend substantially all of its residual interests in securitized loans to FGCC, which is an intermediate holding company wholly-owned by Fremont General. The residual interests at FGCC as of September 30, 2006 had an estimated fair value of $108.3 million. The retained residual interests in securitized loans at FIL had an estimated fair value at September 30, 2006 of $24.4 million. The purpose of these dividends was to create an additional source of cash flow to Fremont General to the extent of cash received from the residual interests.

     There exist certain Federal Income Tax and California Franchise Tax matters pending resolution, of which Fremont General is not yet able to make a determination of their ultimate liability, if any, but does not believe that the actual outcomes of these matters will adversely impact its liquidity or earnings. It is expected that the final resolution of these matters may take several years.

     During the third quarter and first nine months of 2006, Fremont General purchased $3.8 million and $9.8 million (both at par value), respectively, of its 7.875% Senior Notes due 2009; the costs were approximately $3.7 million and $9.7 million, respectively.

     Fremont General has cash and cash equivalents of $53.1 million at September 30, 2006 and no debt maturities until March of 2009.


OFF-BALANCE SHEET ACTIVITIES

     In the third quarter of 2006, the Company continued to securitize a certain amount of its residential real estate loans. Securitization is a process of transforming the loans into securities, which are sold to investors. The loans are first sold to a special purpose corporation, which then transfers them to a qualifying special-purpose entity (a "QSPE") which is legally isolated from the Company. The QSPE, in turn, issues interest-bearing securities, commonly known as asset-backed securities, that are secured by the future cash flows to be derived from the securitized loans. The QSPE uses the proceeds from the issuance of the securities to pay the purchase price of the securitized loans. The Company does not utilize unconsolidated special-purpose entities as a mechanism to remove non-performing assets from the consolidated balance sheets.

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

     Quantitative and qualitative disclosures about the Company's market risk are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes in such risks or in the Company's asset and liability management activities during the nine months ended September 30, 2006.


ITEM 4.  CONTROLS AND PROCEDURES

     As of September 30, 2006, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on that evaluation, the Company's management, including the CEO and CFO, have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006.

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


GARAMENDI V. RAMPINO ET AL.

     On or about October 12, 2006, the California Insurance Commissioner, as Liquidator on behalf of Fremont Indemnity, filed a First Amended Complaint against certain former directors and officers of Fremont Indemnity for Breach of Fiduciary Duty. The Complaint alleges the defendant's breached their fiduciary duties by orchestrating and allowing Fremont Indemnity to engage in an inappropriate underwriting scheme that caused injury to Fremont Indemnity's reinsurers which in turn injured Fremont Indemnity by settlements it made with those reinsurers. The allegations in this complaint are substantially the same as those alleged by Gerling Global in its lawsuit. Although neither the Company nor any of its affiliates are defendants in this lawsuit, it is indemnifying and defending these directors and officers pursuant to the indemnification clause in Fremont General's bylaws. The Company intends to vigorously defend this matter and believes the lawsuit is without merit.


ITEM 1A: RISK FACTORS

     We included a discussion of our Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no material change in such risks during the nine months ended September 30, 2006.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


                      ISSUER PURCHASES OF EQUITY SECURITIES


------------------------------------------------------------------------------------------------------------------------------
                                                                              (c) TOTAL NUMBER            (d) MAXIMUM NUMBER
                                        (a )TOTAL          (b) AVERAGE        OF SHARES (OR UNITS)      (OR APPROXIMATE DOLLAR
                                         NUMBER OF          PRICE PAID         PURCHASED AS PART         VALUE) OF SHARES (OR
                                          SHARES            PER SHARE             OF PUBLICLY           UNITS) THAT MAY YET BE
                                        (OR UNITS)          (OR UNIT)           ANNOUNCED PLANS          PURCHASED UNDER THE
              PERIOD                   PURCHASED (1)           (2)              OR PROGRAMS             PLANS OR PROGRAMS (3)
-----------------------------------    -------------       ------------       -------------------      -----------------------


July 1-31, 2006                             330,463         $     17.21                   324,213
------------------------------------------------------------------------------------------------------------------------------
August 1-31, 2006                             2,014         $     15.55                     2,014
------------------------------------------------------------------------------------------------------------------------------
September 1-30, 2006                        102,353         $     14.19                   102,353
------------------------------------------------------------------------------------------------------------------------------
Total                                       434,830         $     16.49                   428,580                    2,417,671
==============================================================================================================================



(1)    Shares of common stock acquired by the Company through purchases of shares on the open market at fair value, from participants through purchases of shares under certain employee benefit plans at fair value and reacquisition of shares under its restricted stock program at $0 per share.

(2)    Excluding the purchase of 6,250 restricted stock shares, the average price per share was $16.73 for the three months ended September 30, 2006. The restricted stock shares were reqcquired at $0 per share under the terms of the Company's stock award plan upon termination of employment of participants(s) thereunder.

(3)    A repurchase program for four million shares was announced to the public on February 27, 2003, and a repurchase program for four million shares was announced to the public on May 19, 2005.




ITEM 6:   EXHIBITS

EXHIBIT
  NO.                                  DESCRIPTION
-------   ----------------------------------------------------------------------

3.1 Restated Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1998, Commission File Number 1-8007.)
3.2 Certificate of Amendment of Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 1-8007.)
3.3(a) Amended and Restated Bylaws of Fremont General Corporation. (Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
3.3(b) Fremont General Corporation Bylaw Amendment Adopted by the Board of Directors on November 20, 2003. (Incorporated by reference to Exhibit 3.3(b) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2003, Commission File Number 1-8007.)
3.3(c) Fremont General Corporation Bylaw Amendment Adopted by the Board of Directors on March 16, 2004. (Incorporated by reference to Exhibit 3.3(c) to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2004, Commission File Number 1-8007.)
4.1 Form of Stock Certificate for Common Stock of the Registrant. (Incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 1-8007.)
4.2 Indenture with respect to the 9% Junior Subordinated Debentures among the Registrant, the Trust and Bank of StateNew York (originated with First Interstate Bank of California), a New York Banking
          Corporation, as trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)

EXHIBIT
  NO.                                  DESCRIPTION
-------   ----------------------------------------------------------------------


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

4.4 Preferred Securities Guarantee Agreement between the Registrant JP Morgan Chase Bank, National Association, as Preferred Guarantee Trustee. (Incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.5 Common Securities Guarantee Agreement by the Registrant. (Incorporated by reference to Exhibit 4.7 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
4.6 Form of Preferred Securities. (Included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.8 to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 1-8007.)
10.1 Amendment to Extend the Term of the Management Continuity Agreement for Alan W. Faigin. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, date of report of August 2, 2006 Commission File Number 1-8007.)
10.2 Amendment to Extend the Term of the Management Continuity Agreement for Patrick E. Lamb. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, date of report of August 2, 2006 Commission File Number 1-8007.)
10.3 Amendment to Extend the Term of the Management Continuity Agreement for Kyle R. Walker. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, date of report of August 2, 2006 Commission File Number 1-8007.)
31.1      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.
31.2      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.
32.1      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

With respect to long-term debt instruments, the Registrant undertakes to provide copies of such agreements upon request by the Commission.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FREMONT GENERAL CORPORATION



Date: November 8, 2006                   /s/ LOUIS J. RAMPINO
                                       -------------------------------
                                       Louis J. Rampino
                                       President and Chief Executive Officer



Date: November 8, 2006                   /s/ PATRICK E. LAMB
                                       -------------------------------
                                       Patrick E. Lamb
                                       Senior Vice President, Chief Financial
                                       Officer, Chief Accounting Officer and
                                       Treasurer (Principal Accounting Officer)