Form 10-K
period 2006-12-31
FREMONT GENERAL CORP
filed 2007-10-17
CIK 38984

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
 ☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934
For the Fiscal Year Ended December 31, 2006
Commission File Number 001-08007
Fremont General Corporation
(Exact Name of Registrant as Specified in its Charter)

Nevada	95-2815260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2425 Olympic Boulevard Santa Monica, California 90404 (Address of principal executive offices) (Zip Code)	(310) 315.5500 (Registrant’s Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $1.00 par value
Fremont General Financing I — 9% Trust Originated Preferred Securities(sm)
(Title of Each Class)

New York Stock Exchange
(Name of Each Exchange on Which Registered)

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☑ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☑ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☑No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).:
☑ Large Accelerated Filer               ☐ Accelerated Filer               ☐ Non-Accelerated Filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2006:

Common Stock, $1.00 Par Value — $1,044,255,000

The number of shares outstanding of each of the issuer’s classes of common stock as of September 28, 2007:

Common Stock, $1.00 Par Value — 79,630,085 Shares

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2006

PART I
Item 1. Business

OVERVIEW
Fremont General Corporation (“Fremont General” or when combined with its subsidiaries, the “Company”) is a financial services holding company. Fremont General’s financial services operations are consolidated within Fremont General Credit Corporation (“FGCC”), through its California industrial bank subsidiary, Fremont Investment & Loan (“FIL”). FIL offers certificates of deposit and savings and money market deposit accounts through its 22 retail banking branches in California. FIL’s deposit accounts are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation (“FDIC”). During the fiscal year ended December 31, 2006, the Company was engaged in the commercial and residential (consumer) real estate lending businesses on a nationwide basis.

The reported consolidated assets and stockholders’ equity of the Company as of December 31, 2006 were $12.89 billion and $1.11 billion, respectively. The Company realized a net loss of $202.3 million for the year ended December 31, 2006.

Fremont General, a Nevada corporation, was incorporated in 1972. Its corporate office is located at 2425 Olympic Boulevard, 3rd Floor East, Santa Monica, California 90404 and its phone number is (310) 315-5500. Fremont General’s common stock is traded on the New York Stock Exchange under the symbol “FMT.” At December 31, 2006, the Company had approximately 3,500 employees, none of whom is represented by a collective bargaining agreement. As of December 31, 2006, officers and directors of the Company, their families and the Company’s benefit plans beneficially owned approximately 28% of Fremont General’s outstanding common stock.

Concurrently with the filing of this report, the Company is filing its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007. We urge you to read these reports, which can be obtained from Fremont General’s website at www.fremontgeneral.com, or the SEC’s website at www.sec.gov, or by contacting our Investor Relations Department at 310/315-5500 or by sending an email message to invrel@fmt.com.

SUBSEQUENT EVENTS
Losses on Whole Loan Sales; Decrease in Stockholders’ Equity.  During the first six months of 2007, the Company realized significant losses in its residential real estate business segment due, in large part, to the dramatic deterioration of the sub-prime real estate sector. During the first six months of 2007, the Company recorded a loss of $878.8 million on whole loan sales of residential real estate loans. This loss on whole loan sales and other factors resulted in a net loss of $855.8 million for the six months ended June 30, 2007. This in turn led to a reduction in stockholders’ equity from $1.11 billion at December 31, 2006 to $281.9 million as of June 30, 2007, a decrease of approximately $832.0 million. Stockholders’ equity per share decreased from $14.09 per share as of December 31, 2006 to $3.52 per share as of June 30, 2007.

Due to the Company’s exit from its residential real estate lending operations and sale of its commercial real estate lending business and related loan portfolio as described below, the Company will have a reduced revenue stream for at least the remainder of fiscal year 2007, relying on interest income as its primary source of revenue. The Company expects that it will experience a lower yield on its interest earning assets due to a higher concentration in short term investment grade securities. As a result, the Company expects that it will incur a net loss from continuing operations for at least the remainder of fiscal year 2007.

During the first six months of 2007, the Company recorded provisions of $517.7 million and $256.6 million to the valuation and repurchase reserves, respectively. For further information concerning the changes to these reserves see Notes 4 and 29 to the Notes to the Consolidated Financial Statements.

Exit from Sub-prime Mortgage Business; Cease and Desist Order.  On March 2, 2007, the Company announced that it intended to exit its sub-prime residential real estate lending operations. This move was consistent with regulatory guidelines issued that day, and was prompted by the Company’s receipt on February 27, 2007 of a proposed Cease and Desist Order (the “Order”) from the FDIC calling for the Company to make a variety of changes designed to restrict the level of lending in its sub-prime residential mortgage business as well as the

2006 ANNUAL REPORT     1

Company’s analysis of the deterioration of the sub-prime residential real estate market. On March 7, 2007, the Company announced that it had ceased entering into new funding commitments with respect to sub-prime mortgage loans, although it would honor remaining outstanding commitments.

On March 7, 2007, Fremont General, FGCC and FIL consented to the Order without admitting to the allegations contained in the Order.

The Order requires, among other things, that FIL make a variety of changes in its sub-prime residential loan origination business and also calls for certain changes in its commercial real estate lending business. As more fully described elsewhere in this report, the Company has exited its sub-prime residential real estate operations and has sold its commercial real estate lending business and related loan portfolio. In addition, the Order requires that FIL adopt a Capital Adequacy Plan to maintain adequate Tier-1 capital in relation to its risk profile. Further, the Order mandates various specific management requirements, including having and retaining qualified management acceptable to the FDIC and FIL’s California state regulator, and provides for enhanced regulatory oversight over FIL’s operations. The Order is more fully described in a Current Report on Form 8-K filed by the Company on March 7, 2007.

Residential Real Estate Transactions.  On March 21, 2007, the Company announced that FIL had entered into whole loan sale agreements to sell approximately $4 billion of its sub-prime residential real estate loans. On April 16, 2007, the Company announced that FIL had entered into an agreement to sell another $2.9 billion of sub-prime residential real estate loans, which represented the majority of the Company’s sub-prime residential loans held for sale that had not yet been sold. The Company is in discussions with various parties with respect to the sale of the Company’s sub-prime residential loan servicing platform and certain other assets. There can be no assurances that the Company will be able to enter into any transaction with respect to such business. In addition, given the significant market challenges that currently exist in the residential real estate sector, even if such transactions are completed, there can be no assurances that the consideration received in such sales will provide substantial benefit to the Company’s operating results or financial position.

Commercial Real Estate Transaction.  On July 2, 2007, FIL completed the disposition of its commercial real estate lending business and related loan portfolio to iStar Financial Inc. (“iStar”) pursuant to an Asset Purchase Agreement entered into on May 21, 2007. FIL sold its entire $6.27 billion commercial real estate loan portfolio to iStar and received $1.89 billion in cash plus a $4.21 billion participation interest in the sold portfolio. The $1.89 billion in cash represented 30% of the unpaid principal balance of the loan portfolio as of the closing, net of a purchase discount. The $4.21 billion participation interest in the total loan portfolio represented 70% of the unpaid principal balance of the loan portfolio as of the closing, net of a purchase discount. The participation interest bears interest at LIBOR + 150 basis points. FIL’s participation interest in the loan portfolio is governed by a participation agreement pursuant to which FIL is entitled to receive 70% of all principal payments on the loans sold to iStar, including with respect to any portion of the unfunded commitments with respect to such loans that are subsequently funded by iStar. Additionally, iStar purchased a majority of the non-loan assets used in the business for $50 million in cash. In connection with the transaction, iStar assumed all obligations with respect to the loan portfolio after the closing date (including the obligation to fund approximately $3.72 billion of existing unfunded commitments) and the obligations under certain assumed leases and intellectual property contracts. As of the closing date, iStar employed substantially all of the employees previously engaged in the Company’s commercial real estate lending business.

Transaction with Gerald J. Ford.  On May 21, 2007, Fremont General and FIL entered into an Investment Agreement with an entity controlled by Gerald J. Ford providing for the acquisition by an investor group led by Mr. Ford of a combination of approximately $80 million in exchangeable non-cumulative preferred stock of FIL and warrants to acquire additional common stock of Fremont General. On September 26, 2007, the Company announced that it had been advised by Mr. Ford that, in light of certain developments pertaining to Fremont General and FIL, Mr. Ford was not prepared to consummate such transactions on the terms set forth in the Investment Agreement. The Company said that, while it does not necessarily agree with the factual positions taken by Mr. Ford, it is in discussions with Mr. Ford concerning revised terms under which an entity controlled by Mr. Ford would proceed with an $80 million investment in exchangeable preferred stock of FIL and receive

2     FREMONT GENERAL CORPORATION

warrants to acquire additional common stock of Fremont General. There can be no assurances as to whether or when the parties may reach an agreement with respect to revised transaction terms.

Appointment of Independent Accountants.  On April 24, 2007, the Audit Committee of the Company’s board of directors engaged Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”) as the Company’s independent registered public accounting firm. Squar Milner replaced Grant Thornton LLP, which resigned from such position on March 27, 2007, as more fully described in the Company’s Current Report on Form 8-K filed on April 2, 2007.

Executive Officer Appointments.  Effective June 29, 2007, Alan W. Faigin, the Company’s Secretary, General Counsel and Chief Legal Officer, and Chief Legal Officer of FIL, was appointed interim President and Chief Executive Officer of FIL, replacing Kyle R. Walker. On July 9, 2007, Patrick E. Lamb submitted his voluntary resignation as the Company’s Senior Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer, citing his acceptance of a position with another company. Effective July 11, 2007, Ronald J. Nicolas, Jr., Executive Vice President and Chief Financial Officer of FIL, was appointed to the positions previously held by Mr. Lamb.

Employees.  On or around March 5, 2007, in connection with the Company’s determination to withdraw from the residential real estate loan origination business, the Company informed the majority of employees engaged in its sub-prime mortgage origination business that they were placed on paid leave and were subsequently terminated. Additionally, upon the sale of the Company’s commercial real estate lending business to iStar, approximately 131 employees became employees of iStar.

LENDING ACTIVITIES
During the fiscal year ended December 31, 2006, the Company’s lending operations consisted of:

•	The origination of commercial real estate loans on a nationwide basis which were all held for investment. The Company sold its commercial real estate lending business and related loan portfolio to iStar in July 2007 and no longer originates or owns commercial real estate loans, however, the Company did receive a 70% participation interest in the loans sold to iStar at the closing of the transaction.

•	The wholesale origination of non-prime or sub-prime residential real estate loans on a nationwide basis which were primarily sold to third party investors on either a servicing released or retained basis, or, to a lesser extent, securitized. The Company exited the residential real estate loan origination business in March 2007.

During 2006, commercial loans were originated through independent loan brokers, the Company’s own marketing representatives and referrals from various financial intermediaries and financial institutions. The portfolio of commercial real estate loans held for investment before the allowance for loan losses was $6.49 billion at December 31, 2006. During 2006, residential real estate loans were originated through independent loan brokers. The portfolio of residential real estate loans held for sale was $4.95 billion at December 31, 2006.

2006 ANNUAL REPORT     3

COMMERCIAL REAL ESTATE LENDING
The Company sold its commercial real estate lending business and entire $6.27 billion commercial real estate loan portfolio to iStar and received $1.89 billion in cash plus a $4.21 billion participation interest in the sold portfolio. The Company no longer originates or owns commercial real estate loans. The Company received a participation interest in the loan portfolio sold to iStar with an outstanding principal balance of $4.04 billon as of August 31, 2007. The following is a discussion of the Company’s commercial real estate lending business and related loan portfolio as of December 31, 2006.

The commercial real estate lending operation’s portfolio, as of December 31, 2006, consisted of 383 commercial loans. These commercial loans were primarily short-term bridge and construction facilities which generally had maturities for up to five years. These loans, which were in senior positions, included facilities for various construction, conversion, acquisition, redevelopment and renovation purposes. The Company did not originate mezzanine or subordinated loans. It generally financed the construction of new structures or significant renovation or alteration to existing structures. This typically prohibited occupancy or the generation of rental revenue during the construction or renovation period. These loans were generally funded throughout the term as construction progressed. In 2005 and 2006, the Company had an emphasis on providing financing for various condominium conversion, construction and condotel projects. Approximately 54% of the commercial real estate portfolio outstanding at December 31, 2006 were loans for condominium related projects. These condominium projects often contained retail, hotel and other components. Approximately 65% of the commercial real estate loan balances outstanding were construction loans, 28% were bridge loans, 6% were permanent loans and 1% were single tenant credit loans. The majority of the commercial real estate loans originated were adjustable interest rate loans based upon six-month LIBOR and an applicable margin, and generally ranged in loan commitment size from $20 million to $100 million, with some loans for larger amounts. The Company’s loans held for investment, which were essentially all commercial real estate loans, are summarized as follows:

	As of December 31,

(Thousands of dollars)	2006	2005	2004

LOANS HELD FOR INVESTMENT:
Commercial real estate loans:
Construction	$4,277,337	$2,448,428	$1,020,370
Bridge	1,789,952	1,887,073	1,512,532
Permanent	404,699	389,681	805,760
Single tenant credit	75,314	77,113	177,193

	6,547,302	4,802,295	3,515,855
Other	8,857	8,589	4,526

	6,556,159	4,810,884	3,520,381
Net deferred loan fees and origination costs	(59,804)	(50,984)	(35,767)

Loans before allowance for loan losses	6,496,355	4,759,900	3,484,614
Allowance for loan losses	(230,482)	(156,837)	(171,525)

Loans held for investment – net	$6,265,873	$4,603,063	$3,313,089

The Company originated commercial real estate loans nationwide through its nine regional production offices. The commercial real estate loans originated were substantially all held for the Company’s own portfolio. Loan origination was primarily through independent loan brokers and, to a lesser degree, directly through its own marketing representatives or referrals from various financial intermediaries and financial institutions. The products and capabilities of the commercial real estate lending operation were marketed through the use of trade advertising, direct marketing, newsletters and trade show attendance and sponsorship.

Commercial real estate loan participations to other financial institutions or investors were $202.0 million and $138.2 million as of December 31, 2006 and 2005, respectively. Commercial real estate new loan commitment volume, net of participations, remained constant at $5.90 billion in 2006 as compared to $5.90 billion in 2005.

4     FREMONT GENERAL CORPORATION

The following table shows the total commercial real estate new loan commitment volume, net of participations, for the periods indicated:

	Year Ended December 31,

(Thousands of dollars)	2006	2005

Senior loans	$5,903,521	$5,899,261
Mezzanine loans	–	–

	$5,903,521	$5,899,261

Average senior loan commitment size originated	$45,412	$37,816

	Year Ended December 31,

Property type:
(Thousands of dollars)	2006	2005

Condominium – construction	$3,226,814	$2,011,818
Condominium – conversion	854,495	1,501,645
Land development	589,409	929,093
Retail	387,960	316,320
Office	303,032	407,398
Other	541,811	732,987

	$5,903,521	$5,899,261

As of December 31, 2006, the average loan size was $17.1 million (or $20.8 million when loans under $1 million are excluded) and the weighted average loan-to-value ratio was approximately 72%, using the most current available appraised values and current loan balances outstanding. The following table details the commercial real estate loan portfolio as of December 31, 2006 by property collateral type and as to outstanding balances and total commitment amounts:

							Average
			Total Loan		Average	Average	Loan to
Property Type	Total Loans		Commit-		Loan	Commit-	Commitment
(Thousands of dollars, except percents)	Outstanding	%	ments	%	Balance	ment	%

Multi-Family - Condominiums:
Construction	$2,021,417	30.9%	$5,488,414	47.4%	$21,504	$58,387	36.8%
Conversion	1,358,664	20.8%	1,676,571	14.5%	27,173	33,531	81.0%
Condotel	164,647	2.4%	199,998	1.8%	32,929	40,000	82.3%

	3,544,728	54.1%	7,364,983	63.7%	23,790	49,429	48.1%
Land Development	998,510	15.3%	1,345,170	11.6%	17,216	23,193	74.2%
Office	561,231	8.6%	725,029	6.3%	20,786	26,853	77.4%
Retail	491,172	7.5%	852,214	7.4%	16,372	28,407	57.6%
Special Purpose	351,300	5.4%	500,325	4.3%	23,420	33,355	70.2%
Multi-Family – Other	241,116	3.7%	287,873	2.5%	3,303	3,943	83.8%
Commercial Mixed-Use	165,423	2.5%	248,849	2.2%	15,038	22,623	66.5%
Industrial	132,605	2.0%	182,703	1.5%	10,200	14,054	72.6%
Hotels & Lodging	61,217	0.9%	61,217	0.5%	8,745	8,745	100.0%

	$6,547,302	100%	$11,568,363	100.0%	$17,095	$30,205	56.6%

As of December 31, 2006, the Company had $5.02 billion in unfunded commitments for existing loans and $408.2 million in unfunded commitments for loans not yet booked, as compared to $3.40 billion and $410.5 million, respectively, as of December 31, 2005.

At December 31, 2006, approximately 19%, 15% and 12% of the Company’s commercial real estate loans were located in California, Florida and New York, respectively; no other state represented greater than 10% of the loan portfolio. The Company originated loans in 22 states during 2006 and held loans with the underlying property located in 30 states as of December 31, 2006. The real estate securing these loans included condominiums (construction, conversion and condotel), multi-family – other, office, retail, industrial, land

2006 ANNUAL REPORT     5

development, lodging and mixed-use properties. The loans in the portfolio were distributed by property type as follows as of the dates indicated:

	As of December 31,

	2006	2005

Multi-Family – Condominiums
Construction	31%	23%
Conversion	21%	22%
Condotel	2%	3%

	54%	48%
Land Development	15%	15%
Office	9%	14%
Retail	7%	7%
Special Purpose	6%	2%
Multi-Family – Other	4%	3%
Industrial	2%	4%
Commercial Mixed-Use	2%	5%
Hotels & Lodging	1%	2%

	100%	100%

The commercial real estate loan portfolio as of December 31, 2006, is stratified by loan size as follows (thousands of dollars, except percents and number of loans):

	Total Loans		Number of	Average
Loan Size	Outstanding	%	Loans	Loan Size

$0-$1 million	$4,796	0%	69	$70
>$1 million - $5 million	137,320	2%	43	3,193
>$5 million - $10 million	504,138	8%	68	7,414
>$10 million - $15 million	594,167	9%	47	12,642
>$15 million - $20 million	661,120	10%	38	17,398
>$20 million - $30 million	1,190,792	18%	49	24,302
>$30 million - $40 million	933,959	14%	26	35,922
>$40 million - $50 million	696,007	11%	16	43,500
>$50 million	1,825,003	28%	27	67,593

	$6,547,302	100%	383	$17,095

The commercial real estate loan portfolio included 27 separate loans with outstanding balances in excess of $50 million as of December 31, 2006. The Company’s largest single individual loan outstanding (net of participation) at December 31, 2006 was $103.6 million. The Company’s largest net commitment for a single loan at December 31, 2006 was $150.0 million (with $22.4 million outstanding); this commitment represents the maximum potential loan amount to the borrower; however, the amount available to borrow is generally subject to certain levels of completion or other factors on the underlying property.

At December 31, 2006, the Company had two loans collateralized by the same building property; each loan was for certain floors and purposes (one for condominiums and one for office space). The combined total loan commitment of the two loans was $156.6 million with a combined total outstanding loan balance of $151.5 million. As of December 31, 2006, there were nine groups of loans (separate loans on different properties) with common investors or equity sponsors for which the aggregate outstanding principal balance of the separate loans exceeded $100 million. The largest concentration is from one affiliated investment fund and totaled $210.4 million in loan principal outstanding with $343.8 million in total loan commitment and was comprised of five separate loans. All five of the loans under this concentration were performing as of December 31, 2006.

At December 31, 2006, 34 commercial real estate loans were classified as non-accrual, totaling $1.11 billion, and there was one commercial real estate property owned, totaling $299,000, which was acquired through or in lieu of foreclosure on loans. At December 31, 2006, there were no commercial real estate loans that were

6     FREMONT GENERAL CORPORATION

90 days or greater past due and on accrual status. There were also no loans restructured during 2006 and on accrual status as of December 31, 2006.

RESIDENTIAL REAL ESTATE LENDING
As described above, the Company has withdrawn from the sub-prime residential real estate loan origination business and has ceased entering into new funding commitments with respect to residential mortgage loans, as of March 2007, although the Company honored its then outstanding commitments. The following discussion relates to the residential real estate lending business as it was conducted in 2006 and is qualified in its entirety by the foregoing.

The residential real estate loans originated by the Company were primarily secured by first deeds of trust. These loans generally had principal amounts below $500,000, had maturities generally of 30 years and were underwritten in accordance with lending policies that included standards covering, among other things, collateral value, loan to value and the customer’s debt ratio and credit score. These loans generally were “hybrid” loans which had a fixed rate of interest for an initial period after origination, typically two to three years, after which the interest rate would be adjusted to a rate equal to the sum of six-month LIBOR and a margin as set forth in the mortgage note. This interest rate would then be adjusted at each six-month interval thereafter, subject to various lifetime and periodic rate caps and floors. The loans were generally made to borrowers who did not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae (Federal National Mortgage Association) and Freddie Mac (Federal Home Loan Mortgage Corporation) and are commonly known as “sub-prime” or “non-prime”. These borrowers generally had equity in the properties securing their loans, but had impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. These borrowers also included individuals who, due to self-employment or other circumstances, had difficulty verifying their income through conventional means.

To mitigate the higher potential for credit losses that accompanies these types of borrowers, the Company sought to maintain underwriting standards that required appropriate loan to collateral valuations. The underwriting guidelines were primarily intended to assess the ability and willingness of the potential borrower to repay the debt and to evaluate the adequacy of the mortgaged property as collateral for the loan. Generally the loans were underwritten with a view toward their resale into the secondary mortgage market through whole loan sales or securitization. During mid-2006, the Company made modifications to its loan origination parameters, with an objective of reducing its early payment delinquencies and overall loan repurchase levels. The Company’s actions were focused on reducing certain stated-income documentation loans and second mortgages, and increasing the overall credit profile of its loan originations. The Company also originated second lien mortgage loans; these had fixed rates of interest and were primarily originated contemporaneously with the origination of a first lien mortgage loan on the same property by the Company. During early 2007, however, the Company modified its underwriting guidelines to eliminate the origination of second mortgages.

The Company’s residential real estate loans were originated nationwide through five regional loan production offices (Brea, CA; Concord, CA; Downers Grove, IL; Tampa, FL; and Elmsford, NY). Origination was done on a wholesale basis nationally through independent loan brokers.

2006 ANNUAL REPORT     7

The Company’s loans held for sale, which are all residential real estate loans, are summarized as follows:

	As of December 31,

(Thousands of dollars)	2006	2005	2004

LOANS HELD FOR SALE:

Loan principal balance:

First trust deeds	$4,843,547	$4,792,976	$5,036,724

Second trust deeds	345,845	611,104	383,039

	5,189,392	5,404,080	5,419,763

Basis adjustment for fair value hedge accounting	–	–	(1,327)

Net deferred direct origination costs	38,940	51,782	74,514

	5,228,332	5,455,862	5,492,950

Valuation reserve	(278,585)	(32,753)	(38,258)

Loans held for sale – net	$4,949,747	$5,423,109	$5,454,692

Loans held for sale on non-accrual status	$64,652	$16,736	$11,874

Tier II loans (before valuation reserves):

First trust deeds	$185,452	$113,742

Second trust deeds	77,476	34,351

	$262,928	$148,093

*	Tier II loans do not meet the criteria of a Tier 1 loan due to delinquency status, documentation issues or loan program exceptions for which the Company typically receives lower proceeds and the balances shown are included in the total loans held for sale balance shown above. Additionally, Tier II loans were not tracked on a consistent basis until 2005.

The Company’s residential real estate loans held for sale decreased to $4.95 billion at December 31, 2006 from $5.42 billion at December 31, 2005. During 2006, residential real estate loan originations decreased approximately 10% to $32.63 billion in 2006 from $36.24 billion in 2005. Loans were originated in 47 states during 2006, with the largest volume being originated in California (26.3%), Florida (13.8%) and New York (11.4%). The decrease in loan originations during 2006 was primarily the result of the Company changing its underwriting standards during the middle of 2006; these changes were done primarily to reduce the level of early payment defaults and to originate loans with better credit characteristics, such as a lower level of stated-income documentation loans, second mortgages and higher minimum and overall FICO scores. For stated-income documentation loans, certain types of loan applicants were qualified based upon monthly income as stated in the mortgage application; such loans typically have lower loan-to-value ratios and higher FICO scores than more traditional full-income documentation loans. The income is not verified to the extent of a full-income documentation loan; however, the income stated must be reasonable and customary for the applicant’s employment and location. During the latter half of 2005, the Company implemented pricing strategies designed to reduce the production volume of interest-only loans, while at the same time a 40-year amortization (due in 30 years) first mortgage product was introduced. Additionally, a 50-year amortization (due in 30 years) first mortgage product was introduced during the third quarter of 2006. The interest-only loans generally provide for no principal amortization for up to the first five years and are available on the 2/28 and 3/27 (e.g., 2 years fixed rate, then 28 years adjustable rate) products and the amortization of principal over the first several years is significantly less for the 40 year and 50 year mortgage as compared to the 30 year product. While interest-only loans were 23.7% of first lien loan production during 2005, they had decreased to 8.9% for 2006, while the 40 year loans increased from 6.7% to 25.9% and the

8     FREMONT GENERAL CORPORATION

50 year loans accounted for 11.6% of production for 2006 versus none in 2005. The second lien products are all fixed rate loans. The following tables profile the loan origination volume for the periods indicated:

Year Ended December 31,
(Thousands of dollars, except
percents and average loan size)	2006		2005		2004

Loan origination volume by lien position:
Firsts	$30,116,192	92.3%	$33,084,952	91.3%	$22,507,624	94.1%
Seconds	2,510,499	7.7%	3,156,760	8.7%	1,403,747	5.9%

	$32,626,691	100.0%	$36,241,712	100.0%	$23,911,371	100.0%

For first lien volume only:
Average loan size	$267,426		$246,349		$213,746
Weighted-average coupon	8.29%		7.36%		6.99%
Average bureau credit score (FICO)	624		622		619
Average loan-to-value (LTV)	80.3%		80.6%		81.0%
Type of product:
ARMs:
30 Year:
2/28	43.6%		81.9%		80.1%
3/27	2.4%		2.4%		3.9%
5/25	0.3%		0.7%		0.7%

	46.3%		85.0%		84.7%
40/30:
2/28	25.9%		6.7%		0.0%
3/27	0.9%		0.1%		0.0%
5/25	0.1%		0.1%		0.0%

	26.9%		6.9%		0.0%
50/30:
2/28	11.6%		0.0%		0.0%
3/27	2.6%		0.0%		0.0%
5/25	0.1%		0.0%		0.0%

	14.3%		0.0%		0.0%

Total ARMs	87.5%		91.9%		84.7%
Fixed rate:
30 Year	8.0%		7.9%		15.3%
40/30	2.5%		0.2%		0.0%
50/30	2.0%		0.0%		0.0%

Total fixed rate	12.5%		8.1%		15.3%

	100.0%		100.0%		100.0%

Loan purpose:
Purchase	41%		48%		43%
Refinance	59%		52%		57%

	100%		100%		100%

Documentation type:
Full	57.0%		59.0%		67.2%
Stated	41.8%		38.9%		30.5%
Other	1.2%		2.1%		2.3%

	100.0%		100.0%		100.0%

2006 ANNUAL REPORT     9

Year Ended December 31,
(Thousands of dollars, except percents and average loan size)	2006	2005	2004

For second lien volume only:
Average loan size	$67,851	$52,876	$40,092
Weighted-average coupon	11.16%	10.17%	10.59%
Average bureau credit score (FICO)	656	650	645
Purpose:
Purchase	78%	80%	81%
Refinance	22%	20%	19%

	100.0%	100.0%	100.0%

Percentage of second liens to first liens (in units)	32.9%	44.5%	32.9%
First & Second Mortgages – Origination by geographic dispersion:
California	26.3%	27.7%	34.5%
Florida	13.8%	10.8%	7.8%
New York	11.4%	11.3%	11.3%
Maryland	7.4%	6.4%	4.3%
New Jersey	5.9%	6.9%	6.3%
All other states	35.2%	36.9%	35.8%

	100.0%	100.0%	100.0%

Interest-only loans:
As a percentage of first lien volume	8.9%	23.7%	16.6%
Average bureau credit score (FICO)	648	645	645
Weighted-average coupon	7.51%	6.66%	6.14%
Average loan-to-value (LTV)	81.5%	81.5%	83.1%

During the fiscal year ended December 31, 2006, the residential real estate loan disposition strategy was to primarily utilize both whole loan sales and securitizations. During 2006, $32.41 billion in residential real estate loans were sold in whole loan sales to other financial institutions or through loan securitization transactions. The Company sought to maximize the premiums on whole loan sales and securitizations by closely monitoring the requirements of the various institutional purchasers, investors and rating agencies, and focusing on originating the types of loans that met their criteria and for which higher premiums were more likely to be realized. The Company also sought to maximize access to the secondary mortgage market by maintaining a number of relationships with the various institutions who purchase loans in this market. During 2006, the Company transacted whole loan sales with 21 different institutions, as compared to 21 and 24 in

10     FREMONT GENERAL CORPORATION

2005 and 2004, respectively. The table below shows the Company’s disposition of loans through such transactions by significant purchasers for the years indicated:

Year Ended December 31,
(Millions of dollars, except percents)	2006		2005		2004

PURCHASING ENTITY:

Fremont Home Loan Trusts(1)	$6,935	20.9%	$6,456	17.8%	$2,969	13.1%

Goldman Sachs	5,256	15.8%	1,246	3.4%	932	4.1%

Barclay’s Capital	3,896	11.7%	5,127	14.1%	964	4.3%

Greenwich Capital	3,639	11.0%	2,793	7.7%	2,962	13.1%

Societe Generale	2,848	8.6%	–	0.0%	–	0.0%

Deutsche Bank	2,488	7.5%	6,234	17.2%	2,720	12.0%

Carrington Capital Management	2,159	6.5%	940	2.6%	–	0.0%

Nomura Credit & Capital	1,396	4.2%	1,997	5.5%	–	0.0%

Morgan Stanley	1,083	3.3%	339	0.9%	10	0.0%

UBS	1,074	3.2%	2,515	6.9%	527	2.3%

Others	2,436	7.3%	8,651	23.9%	11,591	51.1%

	$33,210	100.0%	$36,298	100.0%	$22,675	100.0%

Less: Repurchases	(805)		(321)		(168)

TOTAL WHOLE LOAN SALES & SECURITIZATIONS	$32,405		$35,977		$22,507

(1) Fremont Home Loan Trusts are the Company’s securitization entities.

In a whole loan sale, the Company enters into an agreement to sell the loans for cash, generally on a servicing released basis, but sometimes on a servicing retained basis. After the whole loan sale, the Company retains no interest in the underlying loans; however, during 2006, the Company typically serviced the loans on an interim basis (for compensation) for a period of time after the sale until the transfer of servicing was completed. As part of the sale process, the Company gives customary representations and warranties regarding the characteristics and the origination process of the loans, as well as generally committing to repurchase loans if a payment default occurs within a certain period following the date the loan is sold. The level of repurchases due to either a breach of a representation and warranty or due to an early payment default, as evidenced by the ratio of total repurchases to total loans sold and securitized in 2006, was 2.4% as compared to 0.9% and 0.7% in 2005 and 2004, respectively.

While the Company typically utilized whole loan sales as its primary loan disposition strategy, it also utilized securitizations in which the Company sold residential real estate loans to a qualifying special-purpose entity, which was established for the limited purpose of purchasing the loans and issuing interest bearing securities that represented interests in the loans. The securitization was treated as a sale and the loans sold were removed from the balance sheet of the Company. The Company would then add to its balance sheet the net cash received from the transaction as well as the fair value of retained residual interest in the securitization transaction. As of December 31, 2006, the Company performed the loan servicing functions on all 16 of the securitization transactions it completed since 2003; as such, it also recorded an asset for the mortgage servicing rights that it retained upon the completion of each securitization. During 2006, the Company entered into five securitizations totaling $6.94 billion in loan principal. During 2006, the Company generally attempted to minimize the amount of residual interests that it retained by structuring the transactions so that they included the issuance of net interest margin securities (or NIMs). The usage of NIMs concurrent with or shortly after a securitization allowed the Company to receive more of the consideration on the transaction in cash at the closing of the NIMs sale, rather than over the actual life of the loans.

Loan Servicing:

The Company was servicing approximately $26.77 billion and $22.25 billion of loans as of December 31, 2006 and 2005, respectively. The Company’s primary loan servicing platform is in Ontario, California; a second loan servicing center was opened in August 2006 in Irving, Texas to add capacity to the loan servicing operation. In

2006 ANNUAL REPORT     11

addition, during 2006 the Company continued to complete certain whole loan sales with servicing retained. The following is a breakdown of the loans being serviced by categorization as of December 31, 2006 and 2005:

December 31,
(Millions of dollars)	2006	2005

Loans in securitizations	$10,939	$7,381
Loans sold and servicing retained	7,182	1,082

Loans being serviced to maturity	18,121	8,463
Loans held for sale	5,205	5,412
Loans sold and serviced on an interim basis	3,446	8,377

	$26,772	$22,252

FUNDING SOURCES
The commercial real estate and residential real estate lending activities were financed primarily through deposit accounts offered by FIL which are insured by the FDIC (See “Regulation and Supervision”). FIL offers certificates of deposit and savings and money market deposit accounts (insured by the FDIC up to the legal maximum) through its 22 retail banking branches in California. FIL minimizes the costs associated with its accounts by not offering traditional checking, safe deposit boxes, ATM access and other traditional retail services. Under the Order, FIL is prohibited from accepting new or renewing existing brokered deposits; to accept new or renew brokered deposits, FIL must first obtain prior FDIC approval. Deposits totaled $9.99 billion at December 31, 2006 and are summarized as to type as follows:

	Number of	Total
(Thousands of dollars)	Accounts	Deposits

Savings and money market deposit accounts	37,112	$1,687,295
Certificates of deposit:
Retail	137,024	6,677,860
Brokered	108	1,624,633

	174,244	$9,989,788

Financing was available to FIL through advances from the Federal Home Loan Bank of San Francisco (“FHLB”). FIL maintained a credit line with the FHLB which has a maximum financing availability that is generally based upon a percentage of its qualifying pledged assets, to which the actual borrowing capacity is subject to collateralization and certain collateral sub-limits. FIL’s borrowing capacity can be withdrawn or limited by the FHLB if there is any significant change in the financial or operating condition of FIL. FIL’s maximum financing availability from the FHLB, based upon its level of qualifying pledged assets, was approximately $4.80 billion as of December 31, 2006.

The following table provides information concerning FIL’s maximum financing ability, advances, interest rates, collateral and outstanding balances on its FHLB credit line as of and for the periods indicated:

December 31,
(Thousands of dollars, except percents)	2006	2005	2004

Total FHLB borrowing capacity (given pledged collateral)	$2,925,270	$1,991,247	$2,105,637
FHLB outstanding advances	$1,060,000	$949,000	$900,000
Weighted-average interest rates on FHLB outstanding advances	5.32%	3.78%	1.97%
Carrying value of pledged loans to FHLB	$3,298,021	$2,219,222	$2,371,050
Maximum FHLB amount outstanding at any month-end during the year	$3,050,000	$2,588,000	$2,807,000

FIL also had a line of credit with the Federal Reserve Bank of San Francisco under its Primary Credit Program (the “Program”), and at December 31, 2006 had a borrowing capacity, based upon collateral pledged, of $517.9 million, with no amounts outstanding.

In March 2007, following the issuance of the Order and the Company’s exit from the residential real estate lending business, the FHLB limited FIL’s borrowing capacity to existing outstanding debt of $3.67 billion. By March 31, 2007, FIL had utilized $2.30 billion in proceeds from loan sales and $618.0 million in debt from a warehouse lending facility to reduce the outstanding FHLB debt to $800.0 million. As of June 30, 2007,

12     FREMONT GENERAL CORPORATION

outstanding FHLB debt was zero and all pledged collateral was released by the FHLB to FIL. FIL does not currently maintain pledged collateral with the FHLB.

In the first quarter of 2007, FIL pledged eligible commercial real estate loans to the Federal Reserve Bank of San Francisco under the Program. There was no outstanding debt at any time during 2007 under the Program. In June 2007, in anticipation of the iStar Transaction, FIL removed all commercial real estate loans pledged as collateral under the Program. As of June 30, 2007, FIL did not maintain any pledged collateral with the Federal Reserve Bank. FIL does not currently maintain pledged collateral with the Federal Reserve Bank.

In connection with its residential real estate loan origination business, which the Company has exited, the Company had four “warehouse” lines of credit with well-established financial institutions as of December 31, 2006 which were intended to fund loans prior to their sale or securitization. As of December 31, 2006, these four facilities totaled $3.00 billion in total borrowing capacity of which $2.25 billion was on a committed basis. Borrowing availability was created under the facilities through the pledging of residential real estate loans held for sale. There were no amounts outstanding on any of the facilities at December 31, 2006. Each of the facilities was subject to certain conditions, including but not limited to financial and other covenants.

In the first quarter of 2007, in connection with the Company’s exit from the residential real estate lending business, FIL mutually terminated two of four existing warehouse financing lines and elected to allow one financing facility to expire. As of March 31, 2007, outstanding debt on the remaining warehouse facility was $618.0 million. On April 30, 2007 all outstanding debt on this facility was repaid. In June 2007, the remaining warehouse financing facility expired. As of June 30, 2007, FIL did not have any warehouse financing lines.

LIQUIDITY AND CAPITAL POSITION
As of June 30, 2007, the Company’s liquidity position was comprised of cash and high grade short term investments totaling $3.23 billion. To ensure that these funds remain a source of short term liquidity the Company currently anticipates that the composition of cash and short term investments will be predominantly invested in cash, cash equivalents and short-term U.S. government and agency securities.

As of March 31 and June 30, 2007, the Company’s capital position was adversely impacted by the operating losses as further described above. Due to these losses, the potential impact of ongoing restructuring efforts on earnings, the adverse market conditions described above and the terms of the Order, the Company has limited access to capital at this time. The Company has submitted a capital plan to the FDIC that addresses the restoration of capital to levels that are considered well capitalized under prevailing regulatory guidelines.

For a description of the risks relating to our liquidity, see Item 1A — Risk Factors — “Risks Relating to our Liquidity” beginning on page 19.

COMPETITION
During the fiscal year ended December 31, 2006, the Company competed in markets that were highly competitive and were characterized by factors that varied based upon product and geographic region. The markets in which it competed were typically characterized by a large number of competitors who competed based primarily upon price, terms and loan structure. The Company primarily competed with banks, mortgage lenders and finance companies, many of which are larger and have greater financial resources.

As a result of the withdrawal of the Company from the commercial and residential real estate loan origination businesses, the Company no longer competes with mortgage companies or other finance companies engaged in the commercial and residential real estate loan origination businesses.

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

2006 ANNUAL REPORT     13

Regulatory Oversight among the California Department of Insurance (“DOI”), Fremont Indemnity and the Company (the “Agreement”) was entered into which provided for mandatory and contingent cash contributions by the Company, and increased regulatory control over Fremont Indemnity. The Company, based upon the results of its year-end 2002 actuarial evaluations (which reflected adverse loss development), determined that the financial position of its discontinued insurance operations had experienced further deterioration. As a result, the Company no longer expected that it would recover any of its investment in, or any of its potential future cash contributions to, its discontinued insurance operations and, as a result, incurred a charge for its discontinued insurance operations in the fourth quarter of 2002. As a result of the restrictions contained in the Agreement with the DOI, the additional adverse loss development, and actions taken by the DOI in the fourth quarter of 2002 to further restrict Fremont Indemnity’s ability to direct the run-off of the discontinued business and manage the other activities of the insurance operations, the Company concluded that it no longer had effective control of these operations. Accordingly, the assets and liabilities of the discontinued workers’ compensation insurance operations as of December 31, 2002 were removed from the consolidated balance sheets. Fremont Indemnity was placed into regulatory liquidation in July of 2003. (See Note 22 of Notes to Consolidated Financial Statements.)

REGULATION AND SUPERVISION
FIL is a California industrial bank and, as such, is subject to the supervision and regulation by the Department of Financial Institutions of the State of California (“DFI”) and, as an insured depository institution, by the FDIC. Fremont General is not directly regulated or supervised by the DFI, the FDIC, or any other bank regulatory authority, except with respect to guidelines concerning its relationship with its industrial bank subsidiary. FIL is examined on a regular basis by both agencies.

As more fully described above, on March 7, 2007, Fremont General, FIL and FGCC consented to the Order issued by the FDIC without admitting to the allegations contained in the Order. The Order requires, among other things, that FIL make a variety of changes in its sub-prime residential loan origination business and also calls for certain changes in its commercial real estate lending business. In addition, the Order requires that FIL adopt a Capital Adequacy Plan to maintain adequate Tier 1 capital in relation to the risk profile of the Company. Further, the Order mandates various specific management requirements, including having and retaining qualified management acceptable to the FDIC and the DFI, and provides for enhanced regulatory oversight over FIL’s operations. In addition, pursuant to the Order, FIL may not operate inconsistently with the FDIC’s Interagency Advisory on Mortgage Banking, Interagency Expanded Guidance for Subprime Lending Programs and Section 23B of the Federal Reserve Act. The Order prohibits FIL from entering into any contract for services essential to the operations of FIL with any affiliate, without the prior written approval of the FDIC and the DFI. See Item 1. Business — Subsequent Events.

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

14     FREMONT GENERAL CORPORATION

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

Federal regulations require banks to maintain adequate allowances for loan losses. The Company has an internal loan review staff that regularly reviews loan quality and ultimately reports to the Audit Committee. Management also performs an analysis which includes a detailed review of the classification and categorization of problem loans, assessment of the overall quality and collectibility of the loan portfolio, consideration of loan loss experience, trends in problem loans, concentrations of credit risk (by loan size, property types and geographic region), and current economic conditions. Based on this analysis, management, with the review and approval of the Audit Committee, determines the level of allowance required. The allowance for loan losses is allocated to different aspects of the loans held for investment, but the entire allowance is available for the loans held for investment portfolio in its entirety.

Federal and state banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Under California law and the Federal Deposit Insurance Act, FIL may be placed into receivership by the DFI or the FDIC for a number of reasons, including the insolvency of FIL, the operation of FIL in an unsafe and unsound condition, a substantial dissipation of assets or earnings due to any violation of any statute or regulation or any unsafe or unsound practice, or the willful violation of a final cease and desist order.

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

In 1992, the FDIC adopted regulations that defined five capital categories for purposes of implementing the requirements under FDICIA. The five capital categories, which range from “well-capitalized” to “critically under-capitalized”, are based on the level of risk-based capital measures. The minimum risk-based capital ratios for Tier-1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets to be classified as well-capitalized are 6.0% and 10.0%, respectively. At December 31, 2006 FIL’s Tier-1 capital and total risk-based capital ratios were 8.77% and 9.21%, respectively. The Order requires FIL to submit to the FDIC a capital plan that includes a Tier-1 capital ratio of not less than 14% of FIL’s total assets during the lifetime of the Order.

At March 31, 2007, FIL’s Tier-1 capital and total risk-based capital ratios were each 5.24% and at June 30, 2007, were each 5.19%.

In addition, bank regulatory agencies established a leverage ratio to supplement the risk-based capital guidelines. The leverage ratio is intended to ensure that adequate capital is maintained against risks other than credit risk. A minimum required ratio of Tier-1 capital to total assets of 3.0% is required for the highest quality bank holding companies that are not anticipating or experiencing significant growth. All other banking institutions must maintain a leverage ratio of 4.0% to 5.0% depending upon an institution’s particular risk profile. At December 31, 2006, FIL’s Tier-1 leverage ratio was 10.09%.

At March 31, 2007 and June 30, 2007, FIL’s Tier-1 leverage ratios were 5.22% and 4.53%, respectively.

2006 ANNUAL REPORT     15

Banking organizations that are experiencing or anticipating significant growth are expected to maintain capital ratios above the minimum levels. In addition to the uniform risk-based capital guidelines and leverage ratios that apply across the industry, the federal banking agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. The Order requires FIL to submit to the FDIC a capital plan that includes a Tier-1 capital ratio of not less than 14% of FIL’s total assets during the lifetime of the Order, which FIL submitted in August, 2007. There can be no assurance that the Company will achieve this capital level.

Limitations on Dividends.  FIL follows the limitations under the Revised Banking Law and its authorization to pay dividends is subject to provisions applicable to commercial banks, which is limited to the lesser of retained earnings or an industrial bank’s net income for its last three fiscal years, less the amount of any distributions made by an industrial bank or by any majority owned subsidiary of it to any of its stockholders during such period. However, with the prior approval of the DFI, an industrial bank may pay dividends up to the greatest of retained earnings, the industrial bank’s net income for its last fiscal year or the industrial bank’s net income for its current fiscal year.

In policy statements, the FDIC has advised insured institutions that the payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. Under the Financial Institutions Supervisory Act and the Financial Institutions Reform, Recovery and Enforcement Act of 1989, federal regulators also have authority to prohibit financial institutions from engaging in business practices which are considered to be unsafe or unsound. The Order expressly prohibits FIL from paying cash dividends without the prior written consent of the FDIC and the DFI. The Company believes it has very limited or no ability to pay cash dividends in the forseeable future.

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

The Sarbanes-Oxley Act of 2002.  On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was passed into law. The Sarbanes-Oxley Act applies to all companies required to file periodic reports with the United States Securities and Exchange Commission (“SEC”) and contains a number of significant changes relating to the responsibilities of directors, board committees, officers and auditors as well as reporting and governance obligations. The Company has implemented the necessary procedures and documentation to comply with the applicable current requirements of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires that management assess the effectiveness of the Company’s internal control over financial reporting. The Company’s independent auditor is to then report on management’s assessment. The Company has incurred, and expects that it will continue to incur, additional personnel and outside professional costs as a result of complying with Section 404.

AVAILABLE INFORMATION: WEBSITE ACCESS TO PERIODIC REPORTS
The following information can be found on Fremont General’s website at www.fremontgeneral.com or can be obtained free of charge by contacting our Investor Relations Department at 310/315-5500 or by sending an e-mail message to invrel@fmt.com:

•	Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the reports have been filed with the SEC. Copies of Fremont General’s Form 10-K, Form 10-Q and other reports filed with the SEC can be obtained from Fremont General’s website or from the SEC’s website at www.sec.gov;

16     FREMONT GENERAL CORPORATION

•	information relating to corporate governance at the Company, including our Guidelines on Significant Governance Issues, Code of Ethics for Senior Financial Officers, Code of Conduct (for all employees including executive officers and directors) and Board committees and committee charters;

•	information relating to transactions in Fremont General’s securities by directors and officers; and

•	information relating to stockholder services, including book-entry share ownership and direct deposit of dividends.

We will provide any of this information without charge upon written request to, Fremont General Corporation, Investor Relations, 2425 Olympic Boulevard, Third Floor, Santa Monica, CA 90404, or by email request to invrel@fmt.com.

2006 ANNUAL REPORT     17

Item 1A. Risk Factors

This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and the currently reported results are based upon our current expectations and beliefs concerning future developments and their potential effects upon us. These statements and our results reported herein are not guarantees of future performance or results and there can be no assurance that actual developments and economic performance will be as anticipated by us. Actual developments and/or results may differ significantly and adversely from our expected or currently reported results as a result of significant risks, uncertainties and factors, often beyond our control (as well as the various assumptions utilized in determining our expectations), and which include, but are not limited to, the following:

•	the impact of the Company’s withdrawal from the sub-prime residential real estate mortgage loan origination business;

•	the impact of the sale of FIL’s commercial real estate lending business and related loan portfolio;

•	the uncertainty of the closing of an investment in FIL or Fremont General by an entity controlled by Gerald J. Ford and the ability of the Company to enter into any alternative transaction;

•	the ability of the Company to enter into new lending businesses;

•	the variability of general and specific economic conditions and trends, and changes in, and the level of, interest rates;

•	the impact of competition and pricing environments on deposit products;

•	the ability to access the necessary capital resources in a cost-effective manner to fund our operations;

•	our ability to sell our existing residential real estate loans held for sale and the prices obtained for such loans;

•	our ability to realize the full principal amount of the participation interest in the commercial real estate loan portfolio sold to iStar;

•	the impact of changes in the commercial real estate markets, in particular the housing market, and changes in the fair values of our assets and loans, including the value of the underlying real estate collateral;

•	the ability to service, collect and realize the amounts outstanding, and the timing thereof, of loans and foreclosed real estate;

•	the ability to appropriately estimate an adequate level for the valuation reserve for loans held for sale, the loan repurchase reserve and the premium recapture reserve, as well as the fair value of the retained mortgage servicing rights and residual interests in securitizations;

•	changes in various economic and other factors which influence the timing and ultimate realization of the cash flows supporting our estimate of fair value for our residual interests in securitized loans and mortgage servicing rights;

•	the effect of certain determinations or actions taken by, or the inability to secure regulatory approvals from, the Federal Deposit Insurance Corporation, the Department of Financial Institutions of the State of California or other regulatory bodies on various matters;

•	the impact of the Order on the Company’s ability to conduct its business;

•	our ability to maintain cash flow, including at the Fremont General level, sufficient for us to meet our debt service and other obligations;

•	the ability to maintain effective compliance with laws and regulations and control expenses;

•	the impact and cost of adverse state and federal legislation and regulations, litigation, court decisions and changes in the judicial or regulatory climate;

•	the impact of changes in federal and state tax laws and interpretations, including tax rate changes, and the effect of any adverse outcomes from the resolution of issues with taxing authorities;

18     FREMONT GENERAL CORPORATION

•	the ability to maintain an effective system of internal and financial disclosure controls, and to identify and remediate any control deficiencies, under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and

•	other events, risks and uncertainties discussed elsewhere in this Form 10-K and from time to time in our other reports, press releases and filings with the Securities and Exchange Commission.

We undertake no obligation to publicly update such forward-looking statements.

You should carefully consider the following risks in light of our current operating environment and regulatory status. The occurrence of any of the events described below could materially adversely affect our liquidity, results of operations and financial condition. Additional risks not presently known by us or that we currently deem immaterial may also have a materially adverse impact.

Risks Relating to Our Liquidity

The Company’s principal financing needs are to provide liquidity as needed for ongoing operations and obligations including the Company’s obligations with respect to its Senior Notes due 2009 and Junior Subordinated Debentures, of which approximately $165.9 million and $103.1 million, respectively, was outstanding as of December 31, 2006. The primary sources of funds to meet these needs include deposits, whole loan sales and capital. The Company’s ability to attract and retain deposits, to access the secondary markets, to transact whole loan sales of residential real estate loans held for sale, to access FHLB advances, to potentially obtain other sources of financing and to generate capital are critical to the Company’s ongoing operations. Market conditions, regulatory status and the Company’s financial condition, in particular FIL’s financial condition, are the primary factors governing the Company’s ability to maintain liquidity and to increase capital. Adverse developments in any of these factors could have a significant negative impact upon the Company.

As more fully discussed above, the Company has exited the sub-prime residential loan origination business and has sold its commercial real estate lending business and related loan portfolio to iStar. The Order imposes limitations on the ability of the Company to acquire or develop new income generating businesses without the prior written consent of the FDIC and the DFI. The inability to acquire or develop new income generating businesses may have a material adverse effect on the liquidity, financial condition and results of operation of the Company.

As a result of the aforementioned transactions, the Company’s exit from its residential real estate lending operations and sale of its commercial real estate lending business and related loan portfolio, the Company will have a reduced revenue stream for at least the remainder of fiscal year 2007, relying on interest income as its primary source of revenue. The Company expects that it will experience a lower yield on its interest earning assets due to a higher concentration in short term investment grade securities. As a result, the Company expects that it will incur a net loss from continuing operations for at least the remainder of fiscal year 2007.

As a holding company, Fremont General primarily pays its operating expenses, interest expense, taxes, obligations under its various employee benefit plans, stockholders’ dividends and other obligations, including with respect to its Senior Notes due 2009 and Junior Subordinated Debentures, from its cash on hand, dividends from FIL through FGCC, intercompany tax payments and benefit plan reimbursements from FIL. The Order expressly prohibits FIL from paying cash dividends without the prior written consent of the FDIC and the DFI. Should future dividends from FIL be limited (for example, if FIL’s regulators do not grant their consent to the payment of cash dividends), Fremont General may require funds from other sources (such as debt borrowings or equity infusions), which may be limited in availability, to meet its obligations. Fremont General’s Board of Directors has not declared any dividends since the fourth quarter of 2006. The Company believes it has very limited or no ability to pay cash dividends in the foreseeable future.

Following the Company’s announcement of its receipt of a proposed order to cease and desist from the FDIC and its inability to file its Annual Report on Form 10-K within the prescribed due date, the major rating agencies downgraded the Company’s ratings in a series of actions. Standard & Poor’s lowered the senior unsecured debt ratings of the Company to ’B–’ and placed the ratings on Credit Watch Negative. Moody’s lowered the Company’s senior unsecured debt rating to ’Caa3’ and placed the ratings on outlook of credit negative. These or further downgrades may adversely affect the Company’s ability to access capital and will likely result in more stringent covenants and higher interest rates under the terms of any future indebtedness. These debt and financial strength ratings are current opinions of the rating agencies. As such, they may be

2006 ANNUAL REPORT     19

changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at the request of the Company’s management. These ratings actions could adversely affect the Company’s liquidity, financial condition and results of operation. The Company’s ability to access the capital markets is very limited as a result of the factors described herein. If it were able to access capital, it would likely be with disadvantageous conditions and pricing reflecting current factors.

Risks Relating to Our Withdrawal From the Residential Real Estate Loan Origination Business

We may not be able to enter into any transaction with a third party involving the disposition of the Company’s residential real estate operations and may incur material charges in connection with the cessation of such business.

On March 2, 2007, the Company announced that it had determined to exit its sub-prime residential real estate loan origination operations. The Company has entered into discussions with various parties with respect to the possible sale or other disposition of the Company’s sub-prime residential real estate servicing platform and other related assets, but there can be no assurance that the Company will be able to enter into a transaction involving such residential platform. If the Company does not dispose of its sub-prime residential real estate servicing platform, it may close these operations. The Company has and may continue to incur material charges in connection with the withdrawal from the residential real estate loan servicing business, including charges related to facilities and employees, which may have a material adverse impact upon the financial condition and results of operations of the Company.

Adverse changes in the whole loan markets may affect our ability to sell our residential mortgage loans held for sale for acceptable prices.

The value of the Company’s residential mortgage loans held for sale depends on a number of factors, including general economic conditions, interest rates, the value of the underlying collateral and legislative and regulatory actions. In addition, the Company relies on other financial institutions, primarily investment banks, to purchase mortgage loans in the whole loan market. Adverse changes in the whole loan markets, such as those currently being experienced, may affect the Company’s ability to sell its remaining residential mortgage loans held for sale for acceptable prices, which may have a material adverse effect upon the financial condition and results of operations of the Company. In addition, the Company’s residential real estate loans held for sale are exposed to changes in their fair value due to changes in interest rates.

We may be required to repurchase mortgage loans if we breach representations and warranties or if a payment default occurs within up to the first three months following the date the loan was sold, which could harm our financial condition and results of operations.

When the Company sells mortgage loans in whole loan sales to other financial institutions, it is required to make customary representations and warranties about such mortgage loans to the purchaser. The Company’s whole loan sale agreements require it to repurchase or substitute mortgage loans in the event of a breach of a representation or warranty given to the purchaser or if there exists a misrepresentation during the mortgage loan origination process. In addition, the Company may be required to repurchase mortgage loans as a result of an early payment default on a mortgage loan. The repurchased mortgage loans typically can only be financed or sold at a discount to their repurchase price, if at all. Significant repurchase activity could harm the Company’s cash flow, results of operations and financial condition.

The Company maintains a repurchase reserve for the estimated losses expected to be realized when the repurchased loans are sold. Determining the amount of this reserve requires management to make subjective judgments about issues that are inherently uncertain. There is a likelihood that materially different amounts would be recorded under different conditions or using different assumptions. We cannot provide assurance that we will not make significant adjustments to the repurchase reserves in subsequent periods.

Risks Relating to Our Participation Interest

As discussed above, FIL sold its entire $6.27 billion commercial real estate loan portfolio to iStar and received $1.89 billion in cash plus a $4.21 billion participation interest in the sold portfolio. The $1.89 billion in cash represented 30% of the unpaid principal balance of the loan portfolio as of the closing, net of a purchase discount. The $4.21 billion participation interest in the total loan portfolio represented 70% of the unpaid

20     FREMONT GENERAL CORPORATION

principal balance of the loan portfolio as of the closing, net of a purchase discount. The participation interest bears interest at LIBOR + 150 basis points.

The sale price of the portfolio was approximately 97% of the unpaid principal balance of the loans sold and the participation interest initially represented 70% of such amount so that, effectively, a 3% discount on such unpaid principal balance was reflected in the participation interest. Accordingly, even if iStar, as servicer of the portfolio of loans underlying the participation interest, were to realize only 97% of the unpaid principal balance of the loans it purchased, FIL would realize 100% of the principal amount of the participation interest. Moreover, at the closing of the transaction, iStar assumed FIL loan commitments totaling approximately $3.72 billion. Insofar as 70% of the repayments of principal on those incremental fundings (in addition to 70% of the principal repayments on the loans purchased by iStar at the closing of the sale of the portfolio) must be used to pay down the principal amount of FIL’s participation interest, FIL’s participation interest is effectively credit-enhanced as and to the extent iStar funds these loan commitments. Nevertheless, a number of factors could limit the ability of iStar, as servicer, to realize the full unpaid principal balance of the loans underlying the participation interest. For example, if a commercial real estate borrower defaults on a loan but does not have sufficient assets to satisfy the loan, iStar, as servicer, may suffer a loss of principal or interest. Additionally, in the event of a borrower bankruptcy, iStar, as servicer, may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the borrower’s obligations under the loan, and thus the participation interest may not be paid in full. Furthermore, the loan portfolio underlying the participation interest includes loans made to developers to construct prospective projects. The primary risks to the owner of construction loans are the potential for cost over-runs, the developer’s failing to meet a project delivery schedule and the inability of a borrower to sell or refinance the project at completion and repay the loan. There could be losses on a loan if the borrower is unable to sell the project or refinance the loan. In the event that iStar, as servicer, realizes losses in excess of the credit-enhancement features of the participation interest, FIL will not receive the full principal amount of its participation interest.

Risks Relating to Our Compliance With Applicable Regulatory Requirements and Developments

FIL is subject to supervision and regulation by the FDIC and the DFI. As a regulated industrial bank, FIL’s good standing with its regulators is of fundamental importance to the continuation of its business.

As more fully described in Part I, Item 1, “Business”, on March 7, 2007, Fremont General, FIL and FGCC consented to the Order issued by the FDIC without admitting to the allegations contained in the Order. The Order requires, among other things, that FIL make a variety of changes in its sub-prime residential loan origination business and also calls for certain changes in its commercial real estate lending business. In addition, the Order requires that FIL adopt a Capital Adequacy Plan to maintain adequate Tier-1 capital in relation to its risk profile. Further, the Order mandates various specific management requirements, including having and retaining qualified management acceptable to the FDIC and the DFI, and provides for enhanced regulatory oversight over FIL’s operations. As more fully described above, the Company has exited the sub-prime residential loan origination business and has sold its commercial real estate lending business and related loan portfolio to iStar.

The Company believes that the transaction with Gerald J. Ford, described in Part I, Item 1, “Business,” would have in large part addressed the requirements contained in the Order with respect to having and retaining qualified management, and would have increased FIL’s Tier-1 capital ratio. Pursuant to the Investment Agreement, at the closing of the transaction, Mr. Ford would be elected Chairman of the Board of directors of each of Fremont General and FIL, Carl Webb, an associate of Mr. Ford, would be named a director and Chief Executive Officer of each of Fremont General and FIL, and J. Randy Staff, also an associate of Mr. Ford, would be named Chief Financial Officer of each of Fremont General and FIL. Additionally, the $80 million investment in exchangeable non-cumulative preferred stock of FIL would qualify as Tier-1 capital. Mr. Ford has advised the Company that he is not prepared to consummate these transactions on the terms set forth in the Investment Agreement. Although the Company is currently in discussions with Mr. Ford concerning revised investment terms, there can be no assurances as to whether or when the parties may reach an agreement with respect to revised transaction terms, or whether any revised terms will address the requirements of the Order. In the event that discussions with Mr. Ford are abandoned, the Company intends to explore all of its other strategic alternatives. Additionally, the Company has already undertaken efforts to identify potential new management personnel regardless of the occurrence of a transaction with Mr. Ford or any other

2006 ANNUAL REPORT     21

transaction. In the event that the Company is unable to consummate an investment transaction with Mr. Ford or any other party or to otherwise obtain new management and raise capital, it will continue to be out of compliance with certain of the terms contained in the Order.

The Company cannot predict the further impact of the Order upon the Company’s business, financial condition or results of operations. In addition, the Company cannot predict whether the FDIC or the DFI will take any further action with respect to FIL or any of its affiliates, or, if any such further action were taken, whether such action, including the actions described in Part I, Item 1. “Business — Regulation and Supervision,” would have a material adverse effect on the Company or any of its affiliates.

Risks Relating to Pending and Potential Legal Proceedings

We are named as a defendant in a number of lawsuits seeking significant monetary damages and injunctive relief. See Item 3 — “Legal and Regulatory Proceedings” for a description of material legal actions in which we are involved. Additional litigation may be filed against us or disputes may arise in the future concerning these or other business practices. The Company believes that the lawsuits described in Item 3 are without merit and intends to vigorously defend them. However, the outcome of litigation and other legal matters is always uncertain and could materially adversely affect our liquidity, financial condition and results of operations.

Risks Relating to Our Retention of Key Employees and Management Personnel

The Company’s success has been and will continue to be influenced by its ability to attract and retain key employees and management personnel, including senior and middle management. The Company’s ability to attract and retain key employees and management personnel may be adversely affected as a result of the Order, the Company’s exit from the residential real estate loan origination business, the sale of its commercial real estate lending business and related risks and uncertainties.

22     FREMONT GENERAL CORPORATION

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases substantially all of its office facilities in various cities for its corporate and subsidiary operations. The Company considers these facilities to be adequate for its operating needs.

Item 3. Legal Proceedings

In addition to the litigation discussed below, the Company is a defendant in a number of legal actions or regulatory proceedings arising in the ordinary course of business, from the discontinuance of the insurance operations and from regulatory examinations conducted by the FDIC and the DFI.

Enron Corp., et al v. J. P. Morgan Securities, et al:
In November 2003, the Trustee for Enron Corporation filed voidable preference and fraudulent conveyance actions in the United States District Court for the Southern District of New York, Case No. 03-92677, seeking return of money from the Company for the redemption of Enron commercial paper prior to maturity and during the preference period. The initial Complaint and First Amended Complaint alleged Enron redeemed $5 million of its commercial paper from the Company. On February 14, 2007, Enron filed a Second Amended Complaint which revised the claim against the Company from $5 million to $25 million. This increase represents the $20 million Enron allegedly redeemed from the Company’s former workers compensation insurance companies, now in liquidation. The Company does not believe there is any legal authority for a voidable preference or fraudulent conveyance against it for the alleged redemption of securities held by its subsidiaries. No trial date has been set. The case is currently in the discovery phase. The Company cannot predict the outcome and intends to vigorously defend against it.

The Bank of New York v. Fremont General Corporation:
In December 2003, The Bank of New York filed a complaint against the Company in the United States District Court for the Central District of California, Los Angeles Division, Case No. 03-9238, seeking return of approximately $14 million transferred from a custodial account with The Bank of New York when those sums were maintained as security for the Superintendent of the New York State Department of Insurance. The Bank of New York seeks return of those sums under a variety of theories. Trial has been completed in this matter resulting in a complete judgment for the Company. The Bank of New York appealed to the Ninth Circuit. Oral argument was heard on July 9, 2007. A decision by the Ninth Circuit is expected in the near future.

Fremont Indemnity Company (in Liquidation) v. Fremont General Corporation, et al:
On June 2, 2004, the State of California Insurance Commissioner (the “Commissioner”), as statutory liquidator of Fremont Indemnity Company (“Fremont Indemnity”), filed suit in Los Angeles Superior Court against the Company alleging it improperly utilized certain net operating loss deductions (“NOLs”) allegedly belonging to Fremont Indemnity (the “Fremont Indemnity Case”). This complaint involves issues that were considered resolved in an agreement among the California Department of Insurance, Fremont Indemnity and the Company (the “Letter Agreement”). The Letter Agreement, dated July 2, 2002, was executed on behalf of the California Department of Insurance by the Honorable Harry Low, the State of California Insurance Commissioner at that time. The Company has honored all of its obligations under the Letter Agreement. On July 16, 2004, the Commissioner filed a First Amended Complaint (“FAC”) adding a cause of action for concealment of an alleged reinsurance dispute and is seeking to rescind the Letter Agreement.

On January 25, 2005, The Company’s motions to dismiss the lawsuit brought by the Commissioner, on behalf of Fremont Indemnity, against the Company were argued and heard before the Superior Court of the State of California (the “Court”). On January 26, 2005, the Court issued its rulings dismissing all the causes of action in the FAC without leave to amend, except for the cause of action for alleged concealment by the Company of a potential reinsurance dispute, which was dismissed with leave to amend. The Court also found that the Company had properly utilized the NOLs in accordance with the Letter Agreement. In addition, the Court rejected the Commissioner’s request for findings that the Company’s use of the NOLs and worthless stock

2006 ANNUAL REPORT     23

deduction were voidable preferences and/or fraudulent transfers. The Court also rejected the Commissioner’s request for injunctive relief to force the Company to amend its prior consolidated income tax returns to remove and forgo the worthless stock deduction for its investment in Fremont Indemnity.

On May 2, 2005, the Commissioner filed a Second Amended Complaint (“SAC”) with regard to the 7th cause of action on behalf of Fremont Indemnity against the Company alleging intentional misrepresentation, concealment and promissory fraud, which induced the Commissioner to first enter into the Letter Agreement. On July 15, 2005, the Court dismissed the SAC with 20 days leave to amend. On August 4, 2005, the Commissioner filed a Third Amended Complaint (“TAC”) again alleging intentional misrepresentation, concealment and promissory fraud.

On November 22, 2005, the Court dismissed the remaining cause of action in the TAC, finding that the “Plaintiff still failed to plead any affirmative misrepresentation which is actionable.” The Court also found that the “pleading is inadequate as to damage allegations.” This ruling by the Court dismissed the only remaining cause of action in the lawsuit originally brought by the Commissioner on behalf of Fremont Indemnity against Fremont General, first reported on June 17, 2004.

On February 28, 2007, the Court of Appeal of the State of California reversed the trial court’s dismissal and sent the case back to the trial court for further proceedings. The Company continues to believe that this lawsuit is without merit and intends to vigorously defend against it.

Fremont Indemnity Company (in Liquidation as Successor in Interest to Comstock Insurance Company) v. Fremont General Corporation, et al:
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

On February 28, 2007, the Court of Appeal of the State of California reversed the trial court’s dismissal and sent the case back to the trial for further proceedings. The Company continues to believe that this lawsuit is without merit and intends to vigorously defend against it.

Gerling Global Reinsurance Corporation of America v.
Fremont General Corporation, et al:
On July 27, 2005, Gerling Global Reinsurance Corporation of America (“Gerling”) filed a lawsuit in Federal District Court (the “Court”) against the Company arising out of a reinsurance treaty between Gerling and Fremont Indemnity alleging 1) Fraud/Intentional Misrepresentation and Concealment; 2) Breach of Fiduciary Duty; 3) Willful and Wanton Misconduct; 4) Negligent Misrepresentation; 5) Gross Negligence; 6) Tortuous Interference with Contract; 7) Unjust Enrichment; and 8) Breach of Contract for allegedly improper underwriting practices by Fremont Indemnity during 1998 and 1999. In October 2005, Gerling filed a First Amended Complaint (“FAC”) alleging 1) Fraud/Intentional Misrepresentation and Concealment; 2) Inducement to Breach and Breach of Fiduciary Duty and Duty of Utmost Good Faith; 3) Willful and Wanton Misconduct; 4) Negligent Misrepresentation; 5) Gross Negligence; 6) Tortuous Interference with Contract; 7) Unjust Enrichment; and 8) Inducement to Breach and Breach of Contract.

On December 12, 2005, the Company’s Motion to Dismiss the FAC was argued and heard before the Court. On December 15, 2005, the Court issued its Order dismissing with prejudice Gerling’s Third through Sixth Causes of Action, which asserted claims for Willful and Wanton Misconduct, Negligent Misrepresentation, Gross Negligence and Tortuous Interference with Contract, and also dismissed with prejudice that part of Gerling’s Eighth Cause of Action that alleged Inducement to Breach of Contract. The Court also dismissed the Breach of Contract claim, but granted Gerling leave to replead that claim.

In January 2006, Gerling filed a Second Amended Complaint (“SAC”) alleging 1) Fraud/Intentional Misrepresentation and Concealment; 2) Breach of Fiduciary Duty and Duty of Utmost Good Faith;

24     FREMONT GENERAL CORPORATION

3) Unjust Enrichment; and 4) Breach of Contract. On March 6, 2006, Fremont General’s Motion to Dismiss this SAC were argued and heard before the Court. On its own motion, the Court converted the Motion to Dismiss to a Motion for Summary Judgment and ordered that it be reset for hearing following limited discovery on the statute of limitations issues raised in the Motion.

On January 8, 2007, The Court heard oral argument on the Company’s Motion for Summary Judgment. On January 11, 2007, the Court granted the Company’s Motion thereby dismissing the case. On February 5, 2007, Gerling filed its Notice of Appeal. Initial briefs have been filed. A hearing date has not yet been set.

Insurance Commissioner v. Rampino, et al:
On or about October 12, 2006, the California Insurance Commissioner, as Liquidator on behalf of Fremont Indemnity, filed a First Amended Complaint against certain former directors and officers of Fremont Indemnity for Breach of Fiduciary Duty. The Complaint alleges the defendant’s breached their fiduciary duties by orchestrating and allowing Fremont Indemnity to engage in an inappropriate underwriting scheme that caused injury to Fremont Indemnity’s reinsurers which in turn injured Fremont Indemnity by settlements it made with those reinsurers. The allegations in this complaint are substantially the same as those alleged by Gerling Global in its lawsuit. Although neither the Company nor any of its affiliates are defendants in this lawsuit, it is indemnifying and defending these directors and officers pursuant to the indemnification clause in Fremont General’s bylaws. The case is currently in the discovery phase. Trial is currently scheduled to commence on April 14, 2008. The Company believes the lawsuit is without merit and intends to vigorously defend this matter.

Order To Cease & Desist:
As more fully described above, on March 7, 2007, Fremont General, FIL and FGCC consented to the Order issued by the FDIC without admitting to the allegations contained in the Order. The Order requires, among other things, that FIL make a variety of changes in its sub-prime residential loan origination business and also calls for certain changes in its commercial real estate lending business. In addition, the Order requires that FIL adopts a Capital Adequacy Plan to maintain adequate Tier 1 capital in relation to the risk profile of the Company. Further, the Order mandates various specific management requirements, including having and retaining qualified management acceptable to the FDIC and the DFI, and provides for enhanced regulatory oversight over FIL’s operations.

The Company cannot predict the cost of compliance with the Order or the impact of the Order upon the Company’s business, financial condition or results of operation.

ERISA Complaints:
In April through June of 2007, six complaints seeking class certification were filed in the United States District Court for the Central District of California against the Company and various officers, directors and employees by participants in the Company’s Investment Incentive Plan (401(k) and Employee Stock Ownership Plan (collectively “the Plans”) alleging violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) in connection with Company stock held by the Plans. The six complaints have been consolidated in a single proceeding. This litigation is still in its early stages. No trial date has been set. The Company believes the lawsuit is without merit and intends to vigorously defend this matter.

Securities Complaints:
In September 2007, three separate complaints seeking class certification were filed in the United States District Court for the Central District of California against the Company and various officers and directors alleging violations of federal securities laws in connection with published statements by the Company regarding its loan portfolio and loans held for resale during the period from May 9, 2006 through February 27, 2007. Management expects these lawsuits will be consolidated into a single proceeding. This litigation is still in its early stages. No trial date has been set. The Company believes these lawsuits are without merit and intends to vigorously defend these matters.

2006 ANNUAL REPORT     25

NAACP Litigation:
On July 11, 2007, the National Association for the Advancement of Colored People filed a lawsuit seeking class certification in United States District Court, Central District of California, against FIL and several other large home mortgage loan originators, alleging discriminatory lending practices. The lawsuit seeks injunctive relief and attorney fees, but not monetary damages, to enjoin defendants from the alleged discriminatory practices and to modify their conduct to comport with the law. The lawsuit has not yet been served on FIL. The Company believes the lawsuit is without merit with respect to FIL and intends to defend against it vigorously should FIL be served.

Massachusetts Attorney General Action:
In October, 2007, the Office of the Attorney General of the Commonwealth of Massachusetts filed a lawsuit in Massachusetts Superior Court in Suffolk County on behalf of borrowers in Massachusetts, alleging that Fremont General and FIL engaged in unfair or deceptive practices in connection with the origination and servicing of residential mortgage loans. The complaint seeks injunctive relief, equitable relief for Massachusetts borrowers and civil penalties. The case is in its very early stages and the Company cannot predict the outcome or the effect it will have on its financial condition. However, the Company disagrees with the allegations in the lawsuit and intends to vigorously defend against it.

Item 4. Submission of Matters to a Vote of Security Holders

None.

26     FREMONT GENERAL CORPORATION

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

			Dividends
	High	Low	Declared

2006
1st Quarter	$24.81	$20.85	$0.11
2nd Quarter	22.95	17.82	0.11
3rd Quarter	18.86	12.85	0.11
4th Quarter	17.30	13.60	0.12

TOTAL			$0.45

2005
1st Quarter	$26.99	$21.61	$0.07
2nd Quarter	24.52	19.45	0.08
3rd Quarter	26.15	20.05	0.08
4th Quarter	24.87	18.86	0.10

TOTAL			$0.33

On September 28, 2007, the closing sale price of Fremont General’s common stock on the NYSE was $3.90 per share. There were 1,547 stockholders of record as of September 28, 2007.

The decision to pay dividends is made quarterly by the Board of Directors and is dependent on the earnings of the Company, management’s assessment of future capital needs and other factors, including the receipt of dividends from FIL. The Order expressly prohibits FIL from paying cash dividends without the prior written consent of the FDIC and the DFI. The Board of Directors has not declared any dividends since the fourth quarter of 2006. The Company believes it has very limited or no ability to pay cash dividends in the foreseeable future.

2006 ANNUAL REPORT     27

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth for each of the Company’s equity compensation plans, the number of shares of our common stock subject to outstanding stock options and Stock Rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2006.

	Number of				Number of Securities
	Securities to be				Remaining Available
	Issued upon				for Future Issuance
	Exercise of		Weighted-average		under Equity
	Outstanding		Exercise Price of		Compensation Plans,
	Options,		Outstanding		Excluding Securities
	Warrants and		Options, Warrants		Reflected in
	Rights		and Rights		Column (a)
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	1,186,355	(1)	$14.9375	(2)	7,585,213	(3)
Equity compensation plans not approved by security holders	477,727	(4)			–	(4)

Total	1,664,082				7,585,213

(1)	Represents shares issuable upon exercise of outstanding stock options awarded under the 1989 Non-Qualified Stock Option Plan and outstanding rights to acquire common stock allocated by the Company in the form of stock units under the Supplemental Executive Retirement Plan (“SERP”), a deferred compensation plan. At termination, SERP participants must take in-kind distribution of their Company shares except to the extent shares need to be sold (to an employee benefits trust) to cover applicable taxes. Shares at distribution are valued at current market value.

(2)	Represents only the average exercise price of outstanding stock options awarded under the 1989 Non-Qualified Stock Option Plan. Stock units under the SERP are valued at distribution at the then current market value, a value that is not determinable in advance of the actual distribution. Accordingly, column (b) does not include a weighted-average exercise price of the outstanding stock units under the SERP.

(3)	Represents shares available for awards of restricted stock, stock options and other forms of equity awards to officers, employees and directors of the Company. Restricted stock awards are subject to forfeiture until restrictions on the shares lapse under the 2006 Performance Incentive Plan.

(4)	This number represents outstanding rights to acquire common stock allocated by the Company in the form of stock units under the Excess Benefit Plan. The Excess Benefit Plan is a deferred compensation plan. The Excess Benefit Plan does not contain a limit on the number of shares that may be issued to participants, and therefore, the number of shares in column (c) does not include the shares that may be delivered in the future under this plan. A narrative description of the material features of the Excess Benefit Plan is contained under the “Non-Qualified Deferred Compensation” section below.

ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth the issuer purchases of equity securities during the fourth quarter of 2006.

				Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total Number	Average	Purchased as Part	Shares (or Units)
	of Shares	Price Paid	of Publicly	that May Yet Be
	(or Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)(2)	or Programs	Plans or Programs(3)

OCTOBER 1-31,	416	$14.00	416
NOVEMBER 1-30,	1,293	$16.57	1,293
DECEMBER 1-31,	100,991	$16.75	100,991

TOTAL	102,700	$16.70	102,700	2,314,971

(1)	Shares of common stock acquired by the Company through purchases of shares from participants under certain employee benefit plans at fair value.

(2)	The average price per share was $16.70 for the three months ended December 31, 2006.

(3)	A repurchase program for four million shares was announced to the public on February 27, 2003, and a repurchase program for an additional four million shares was announced to the public on May 19, 2005.

STOCK PRICE PERFORMANCE
The following Stock Price Performance Graph includes comparisons required by the SEC. The Graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference therein.

The graph below compares cumulative total return (i.e., change in stock price plus reinvestment of dividends) of Fremont General’s common stock measured against the five year cumulative total return of the Standard & Poor’s (“S&P”) Smallcap 600 Index, S&P 600 Index for Banks and a Peer Group made up of the 13 companies,

28     FREMONT GENERAL CORPORATION

excluding Fremont, selected by S&P to comprise S&P’s SmallCap 600 Index for Thrifts and Mortgage Finance, which are comparisons selected by the Company as appropriate peer groups. Peer groups that appeared in Fremont General’s 2003 Proxy Statement were discontinued by S&P when it restructured some of its Global Industry Classification Standard indexes, including the Financials sector. The Company has selected peer groups in the S&P 600 that it believes are similar to those used in our previously filed Proxy Statements with the SEC. S&P created the Thrifts and Mortgage Finance Index in its Financials sector, but because the index was new in 2003 it has no historical data beyond that date. The Peer Group is an attempt to approximate what the S&P 600 Index for Thrifts and Mortgage Finance history would have been had it existed for five years and is comprised of the companies that make up the S&P 600 Index for Thrifts and Mortgage Finance. The stock price performance shown in this graph is not necessarily indicative of, and not intended to suggest future stock price performance.

Comparison of Five Year Cumulative Total Returns
Among Fremont General Corporation, S&P Smallcap 600 Index,
S&P 600 Index for Banks and Peer Group(1)

At December 31,
TOTAL RETURN INDEX	2001	2002	2003	2004	2005	2006

Fremont General Corporation	$100	$58.38	$222.96	$335.47	$313.99	$224.92
S&P Smallcap 600 Index	100	$85.37	$118.48	$145.32	$156.48	$180.14
S&P 600 Index for Banks	100	$107.09	$146.74	$180.14	$166.29	$176.99
Dow Jones Industrials	100	$84.99	$109.05	$115.11	$117.12	$139.41
Peer Group(1)	100	$110.49	$178.60	$210.78	$196.78	$201.75

(1)	Companies in Peer Group: Anchor Bancorp Inc/WI, Bank Mutual Corp., BankAtlantic Bancorp CLA, BankUnited Financial Corp., Brookline Bancorp Inc., Dime Community Bancshares Inc., Downey Financial Corp., Fidelity Bankshares Inc., Firstfed Financial Corp./CA, Flagstar Bancorp Inc., Franklin Bank Corp, MAF Bancorp Inc. and Trustco Bank Corp./NY.

Assumes $100 invested on December 31, 2001, as adjusted for stock splits and dividends. Total returns assume dividends reinvested on ex-date.

2006 ANNUAL REPORT     29

Item 6. Selected Financial Data

				Year Ended December 31,

(Thousands of dollars, except per share data)	2006	2005	2004	2003	2002

STATEMENTS OF OPERATIONS DATA:
Interest and fee income on loans	$1,112,373	$803,280	$657,664	$539,588	$433,366
Interest income – other	84,703	37,878	13,660	6,285	4,406

	1,197,076	841,158	671,324	545,873	437,772
Interest expense	(572,197)	(340,703)	(202,565)	(182,163)	(191,839)

Net interest income	624,879	500,455	468,759	363,710	245,933
Provision for loan losses	(73,441)	3,974	6,842	(98,262)	(108,118)
Non-interest income	(458,469)	412,087	483,230	352,264	204,774
Non-interest expense	(405,942)	(367,573)	(357,161)	(253,591)	(165,699)

Income (loss) before income taxes	(312,973)	548,943	601,670	364,121	176,890
Income tax (expense) benefit	97,616	(220,995)	(247,914)	(152,168)	(72,813)

Income (loss) from continuing operations	(215,357)	327,948	353,756	211,953	104,077
Discontinued operations	13,101	–	–	44,308	(77,762)

Net income (loss)	$(202,256)	$327,948	$353,756	$256,261	$26,315

PER SHARE DATA:
Cash dividends declared	$0.45	$0.33	$0.24	$0.17	$0.08
Stockholders’ equity	14.09	17.51	13.12	8.75	5.29
Basic:
Income (loss) from continuing operations	$(2.90)	$4.51	$4.98	$3.03	$1.55
Discontinued operations	0.18	–	–	0.63	(1.16)

Net income (loss)	$(2.72)	$4.51	$4.98	$3.66	$0.39

Diluted:
Income (loss) from continuing operations	$(2.90)	$4.37	$4.80	$2.98	$1.55
Discontinued operations	0.18	–	–	0.62	(1.16)

Net income (loss)	$(2.72)	$4.37	$4.80	$3.60	$0.39

WEIGHTED-AVERAGE SHARES USED TO CALCULATE PER SHARE DATA (IN THOUSANDS):
Basic	74,294	72,660	71,050	69,993	67,009
Diluted	74,294	75,063	73,652	71,237	67,214

				December 31,

(Thousands of dollars)	2006	2005	2004	2003	2002

BALANCE SHEET DATA:
Total assets	$12,890,524	$11,501,080	$10,112,146	$9,526,007	$6,675,306
Loans held for investment	6,265,873	4,603,063	3,313,089	4,577,419	3,976,695
Deposits	9,989,788	8,601,993	7,546,980	6,633,166	4,545,723
FHLB advances	1,060,000	949,000	900,000	1,650,000	1,175,000
Senior Notes due 2004	–	–	–	22,377	71,560
Senior Notes due 2009	165,895	175,305	180,133	188,987	188,658
LYONs	–	–	611	654	3,089
Junior Subordinated Debentures/Preferred Securities	103,093	103,093	103,093	100,000	100,000
Stockholders’ equity	1,113,957	1,356,806	1,013,648	664,732	399,017

30     FREMONT GENERAL CORPORATION

Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

OVERVIEW
Fremont General Corporation (“Fremont General” or when combined with its subsidiaries the “Company” or “We”) is a holding company which during the fiscal year ended December 31, 2006 was engaged in lending operations through its indirectly wholly-owned California industrial bank subsidiary, Fremont Investment & Loan (“FIL”). Fremont General is not a “bank holding company” as defined for regulatory purposes.

As more fully described below, during the fiscal year ended December 31, 2006, the Company experienced a pre-tax loss of $313.0 million due primarily to a $338.4 million loss on its whole loans sales and securitizations of residential real estate loans. The loss on the residential real estate loans was due to significant increases to provisions for the Company’s loan valuation, repurchase and premium recapture reserves that reflected the deteriorating conditions in the sub-prime market in the fourth quarter of 2006.

During the fiscal year ended December 31, 2006, FIL had two primary real estate lending operations, commercial and residential, both operating on a nationwide basis. However, as discussed in more detail in Item 1. Business — Subsequent Events, the Company has withdrawn from the residential real estate loan origination business and has sold its commercial real estate lending business and related loan portfolio, as well as entered into an agreement for an investment by an investor group led by Gerald J. Ford. In addition, on March 7, 2007, Fremont General, FIL and FGCC consented to a Cease and Desist Order (the “Order”) issued by the Federal Deposit Insurance Corporation (“FDIC”), without admitting to the allegations contained in the Order. The following discussion and analysis of the financial condition and results of operations of the Company is with respect to the Company’s operations in 2006 and is qualified in its entirety by reference to such events.

FIL’s commercial real estate lending operation included nine regional offices and, as of December 31, 2006, had loans outstanding in 30 states. The residential real estate lending platform originated loans from 47 states through its five regional loan production centers during 2006. FIL funds its operations primarily through deposit accounts sourced in California that are insured up to the maximum legal limit by the FDIC, and to a lesser extent, advances from the Federal Home Loan Bank of San Francisco (“FHLB”). FIL is regulated by the FDIC and the Department of Financial Institutions of the State of California (“DFI”). FIL raises its retail deposits in California (predominately Southern California) through a network of 22 branches and a centralized call center.

During 2006, FIL’s commercial real estate lending operation provided first mortgage financing on various types of commercial properties. The loans that FIL originated were substantially all held for investment, with some loans participated out to reduce credit limit exposures. Loans were originated through broker and borrower relationships and the borrowers were typically mid-size developers and owners seeking a loan structure that provided limited recourse and were short-term, providing bridge or construction financing for comprehensive construction, renovation, conversion, repositioning and lease-up of existing or new properties. To manage the credit risk involved in this lending, FIL was focused on the value and quality of the collateral and the quality and experience of the parties with whom it did business. The size of loan commitments originated generally ranged from $20 million to $100 million, with some loans for larger amounts.

During 2006, FIL’s residential real estate lending operation originated first, and to a lesser degree, second mortgage loans on a wholesale basis through a network of independent mortgage brokers. FIL offered mortgage products that were designed for borrowers who did not generally satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae (Federal National Mortgage Association) and Freddie Mac (Federal Home Loan Mortgage Corporation) and are commonly referred to as “non-prime” or “sub-prime.” These borrowers generally had equity in the properties securing their loans, but had impaired or limited credit profiles or higher debt-to-income ratios than conventional mortgage lenders allow. The borrowers also included individuals who, due to self-employment or other circumstances, had difficulty documenting their income through conventional means. FIL sought to mitigate its exposure to credit risk through underwriting standards that strived to balance appropriate loan to collateral valuations with a borrower’s

2006 ANNUAL REPORT     31

credit profile. During 2006, all of the residential real estate loans that FIL originated were either sold in whole loan sales to various financial institutions, or to a lesser extent, securitized and sold to various investors. The Company also retained some of these loans as held for investment in prior periods.

The Company’s business is influenced by the overall condition of the economy, in particular the interest rate environment and various market conditions. As a result, the Company is subject to experiencing cyclicality in volume, gain (or loss) on the sale of loans, net interest income, loan losses and earnings. During 2006, the Company’s lending operations generated income as follows:

•	Commercial real estate loans, which were held for investment, generated net interest income on the difference between the rates charged on the loans and the cost of borrowed funds. The majority of commercial real estate loans originated were adjustable interest rate loans based upon either one, three or six-month LIBOR and an applicable margin. An allowance for loan losses was maintained through provisions (which were either an expense or a credit to income) that were recognized in the consolidated statements of operations.

•	All of the residential real estate loans originated were sold for varying levels of gain or loss through whole loan sales to other financial institutions, and to a lesser degree, to various investors through securitization transactions. A held for sale loan valuation reserve, a loan repurchase reserve and a premium recapture reserve were maintained and adjusted through net gain (loss) on whole loan sales and securitizations of residential real estate loans (which are either an expense or a credit to income) that are recognized in the consolidated statements of operations. Net interest income was recognized on these loans during the period that the Company held them for sale. The Company also recognized interest income on the residual interests it retained from its securitization transactions. Servicing income was realized on the loans sold into the Company’s securitizations and on whole loan sales when servicing was retained, as well as on an interim basis for loans sold on a servicing released basis to other financial institutions. When servicing was retained either through a securitization or a whole loan sale with servicing retained, a mortgage servicing rights (“MSR”) asset was typically established; the MSR was amortized to expense over the expected life of the related servicing income.

During 2006, the principal market risks the Company faced were interest rate risk, liquidity risk, pricing (valuation) risk and credit risk. Interest rate risk is the risk that the valuation of the Company’s interest sensitive assets and liabilities and its net interest income will change due to changes in interest rates. The Company endeavored to mitigate interest rate risk by attempting to match the rate reset (or repricing) characteristics of its assets with its liabilities. During 2006, the Company typically utilized forward loan sale commitments to lock in liquidity execution and to economically hedge its loans held for sale. The Company also utilized Eurodollar futures to economically hedge the interest rate risk on a portion of its loan pipeline and its loans held for sale. Liquidity risk is the ability of the Company to access the necessary funding and capital resources, in a cost-effective manner, to fund loan originations or to sell its loans held for sale. Liquidity risk also entails the risk of changes in secondary market conditions, which could negatively impact the demand for the Company’s residential real estate loans held for sale and thus the pricing realized by the Company on the loans it sold or securitized. Pricing risk in our mortgage banking activities was mainly a function of the delay between the time a mortgage loan was originated and the time a price for that loan was fixed through a forward loan sale or securitization. It also encompassed the risk that the Company originated loans that did not have a profitable value in the secondary market due to the interest rate or credit characteristics of the loan. Changes in credit spreads due to such loan characteristics could have a negative impact on the premium received in loan sales and securitizations, as well as the value of the loans held for sale. In an effort to reduce the credit risk of its commercial real estate lending activities, the Company’s lending was done primarily on a senior and secured basis. The Company attempted to evaluate the underlying collateral securing these loans and maintain underwriting standards that were designed to help establish appropriate loan to collateral valuations and cash flow coverage. The Company maintains an allowance for loan losses in an amount we believe is sufficient to provide adequate protection against potential losses, however, the allowance could prove to be inadequate due to unanticipated adverse changes in economic conditions or other events impacting specific borrowers, industries or markets.

During 2006, residential and commercial mortgage lending required significant cash to fund loan originations; the Company strived to maintain certain liquidity levels, both in available funds and in

32     FREMONT GENERAL CORPORATION

funding capacity, to ensure its ability to meet its funding objectives without constraint. The Company was dependent upon the securitization market for the sale of its residential real estate loans as it either securitized the loans directly or many of its whole loan buyers purchased the loans with the intent to securitize. The secondary market was dependent upon many factors that can change the demand and thus impact the pricing the Company realizes on the sale of its residential real estate loans. The level of demand and general market conditions in the secondary market can significantly affect in a short period of time the value to be realized by the Company on these loans. During 2006, the objective of the interest rate and liquidity risk management activities was to reduce the risk of operational disruption and to reduce the volatility in income caused by changes in interest rates and market conditions.

This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and notes thereto presented under Item 8. and the Business section presented under Item 1.

RESULTS OF OPERATIONS
The Company reported a net loss of $202.3 million for 2006 as compared to net income of $327.9 million and $353.8 million for 2005 and 2004, respectively. The following table presents a summary of the Company’s income (loss) before income taxes, net income (loss) and certain operating ratios for the years ended December 31, 2006, 2005 and 2004, respectively:

	Year Ended December 31,

(Thousands of dollars, except percents)	2006	2005	2004

Interest and fee income on loans	$1,112,373	$803,280	$657,664
Interest income – other	84,703	37,878	13,660

Total interest income	1,197,076	841,158	671,324
Interest expense	(572,197)	(340,703)	(202,565)

Net interest income	624,879	500,455	468,759
Provision for loan losses	(73,441)	3,974	6,842

Net interest income after provision for loan losses	551,438	504,429	475,601
Net gain (loss) on:
Whole loan sales and securitizations of residential real estate loans	(338,445)	345,530	437,351
Loan servicing income	100,125	69,680	36,467
Mortgage servicing rights amortization and impairment	(47,267)	(19,299)	(12,244)
Impairment on residual assets	(167,545)	(2,299)	(985)
Other non-interest income	(5,337)	18,475	22,641
Operating expenses	(405,942)	(367,573)	(357,161)

Income (loss) before income taxes	(312,973)	548,943	601,670
Income tax (expense) benefit	97,616	(220,995)	(247,914)

Income (loss) from continuing operations	(215,357)	327,948	353,756
Income from discontinued operations, net of income taxes	13,101	–	–

Net income (loss)	$(202,256)	$327,948	$353,756

Return on average assets	(1.6)%	3.0%	3.6%
Return on average equity	(15.0)%	27.5%	42.0%
Dividend payout ratio	not meaningful	7.6%	5.0%
Average equity to assets ratio	10.7%	10.9%	8.5%

*	Returns are calculated using net income (loss).

*	The dividend payout ratio is based on diluted earnings per share.

2006 AS COMPARED TO 2005
The Company recorded a net loss of $202.3 million for 2006 as compared to net income of $327.9 million for 2005. Pre-tax income from continuing operations decreased from $548.9 million for 2005 to a pre-tax loss of $313.0 million in 2006; a decrease of $861.9 million. This decrease in pre-tax income during 2006, as compared to 2005, is primarily a result of the Company recognizing a loss on the sale and securitization of its residential real estate loans of $338.4 million; in comparison, the Company recognized a gain of $345.5 million during 2005. This is a change of $684.0 million and is the prime cause of the decrease in the Company’s 2006 pre-tax

2006 ANNUAL REPORT     33

results. The loss on sale in 2006 is primarily a result of increased provisions for loan valuation, repurchase and premium recapture reserves during 2006; these provisions totaled $672.3 million in 2006 versus a provision totaling $67.0 million during 2005. This is an increase of $605.3 million in the level of these provisions in 2006. The loss on sale in 2006 was also impacted by lower levels of gross premium being realized on the sale and securitization of the residential real estate loans during 2006. The impact of the loss on sale of residential real estate loans in 2006 was partially offset by an increased level of net interest income during 2006.

Net Interest Income
The Company recorded net interest income for 2006 of $624.9 million as compared to $500.5 million for 2005. The increase in net interest income is primarily a result of an increase in the level of average interest-earning assets as indicated in the tables below. Total average interest-earning assets increased 18.1% to $13.34 billion during 2006, as compared to $11.29 billion during 2005. This increase is primarily the result of a significantly higher level of the average outstanding commercial real estate loans held for investment ($1.79 billion higher in 2006). To a lesser degree, the average amounts outstanding of residential real estate loans held for sale and retained residual interests also increased during 2006 as compared to 2005. The net interest income margin as a percentage of average interest-earning assets increased to 4.68% for 2006 from 4.43% for 2005. This increase in the net interest margin for 2006 is due primarily to the yields realized on both the commercial and residential real estate loans outstanding in 2006. Net interest income is impacted by the volume, mix and rate of interest-earning assets, interest-bearing liabilities and equity. The following tables identify the consolidated interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins, as well as an analysis of changes in net interest income due to volume and rate changes, for the Company during 2006 and 2005:

	Year Ended December 31,

	2006			2005

	Average		Yield/	Average		Yield/
(Thousands of dollars, except percents)	Balance	Interest	Cost	Balance	Interest	Cost

Interest-earning assets(1) :
Commercial real estate loans	$5,764,303	$548,374	9.51%	$3,977,767	$318,507	8.01%
Residential real estate loans(2)	6,837,145	563,999	8.25	6,552,890	484,773	7.40
Residual interests in securitized loans	121,305	51,502	42.46	26,117	13,150	50.35
Cash equivalents and investment securities	615,962	33,201	5.39	735,140	24,728	3.36

Total interest-earning assets	$13,338,715	$1,197,076	8.97%	$11,291,914	$841,158	7.45%

Interest-bearing liabilities:
Time deposits	$7,870,214	$376,111	4.78%	$6,473,997	$217,262	3.36%
Savings deposits	1,565,004	58,102	3.71	1,643,877	45,349	2.76
FHLB advances	2,107,230	104,119	4.94	1,598,311	47,795	2.99
Warehouse lines of credit	148,132	10,416	7.03	118,829	5,979	5.03
Senior Notes due 2009	170,724	13,748	8.05	181,124	14,582	8.05
LYONs	–	–	0.00	240	14	5.83
Junior Subordinated Debentures	103,093	9,278	9.00	103,093	9,278	9.00
Other	23,900	423	1.77	28,084	444	1.58

Total interest-bearing liabilities	$11,988,297	$572,197	4.77%	$10,147,555	$340,703	3.36%

Net interest income		$624,879			$500,455

Percent of average interest-earning assets:
Interest income		8.97%			7.45%
Interest expense		4.29%			3.02%

Net interest margin		4.68%			4.43%

(1)	Average loan balances include non-accrual loan balances.

(2)	Includes loans held for sale and other.

34     FREMONT GENERAL CORPORATION

	December 31,
	2006 Compared to 2005

	Change Due To

(Thousands of dollars)	Volume(1)	Rate	Total

Cash equivalent and investment securities	$(4,978)	$13,451	$8,473
Loans and residual interests	233,719	113,726	347,445

Total increase in interest income	228,741	127,177	355,918

Time deposits	(66,724)	(92,125)	(158,849)
Savings deposits	2,928	(15,681)	(12,753)
FHLB advances	(25,146)	(31,178)	(56,324)
Warehouse lines of credit	(2,060)	(2,377)	(4,437)
Senior Notes due 2009	834	–	834
Other	88	(53)	35

Total (increase) in interest expense	(90,080)	(141,414)	(231,494)

Increase/(decrease) in net interest income	$138,661	$(14,237)	$124,424

(1)	Changes in rate/volume are allocated to change in volume.

Non-Interest Income
Gain or loss on whole loan sales and securitizations of residential real estate loans

During 2006 the Company realized a net loss of $338.4 million on the sale and securitization of residential real estate loans as compared to a net gain of $345.5 million in 2005. The loss on sale in 2006 is primarily attributable to significantly higher provisions for loan valuation, repurchase and premium recapture reserves. In addition, the Company realized a decrease in the gross premiums received on loan sales, particularly in the first quarter of 2006.

The provisions for loan valuation, repurchase and premium recapture reserves for 2006 totaled $672.3 million, as compared to $67.0 million for 2005. The increased provisions for loan valuation, repurchase and premium recapture reserves is primarily due to increased loan repurchase and re-pricing trends from previous whole loan sale transactions and lower secondary market values for second mortgages. These increased loan repurchase and re-pricing levels, which have been noted industry-wide, are primarily due to increased levels of early payment defaults during 2006 and a significantly greater incidence of repurchase requests from whole loan purchasers. The Company’s loan repurchases and re-pricings increased to $1.09 billion during 2006, as compared to $393.7 million during 2005.

Given these loan repurchase and re-pricing trends, with an objective of reducing its early payment defaults, the Company made modifications in its loan origination parameters beginning with the second quarter of 2006, including eliminating or reducing certain higher loan-to-value products (including certain second mortgage products) and lower FICO bands. The Company also modified its whole loan sale agreements during 2006 to limit the notification period for repurchase requests (generally a buyer has a window of 90 days from the completion of the sale to notify the Company of any qualifying loans that it is requesting to be repurchased) and to extend the qualifying first payment measurement period (generally the period has been moved to 45 days from 30 days — thus a payment is not considered delinquent, for purposes of repurchase, through and up to 45 days).

A total of $32.41 billion of loans were sold (including loans sold via securitization) during 2006, as compared to loan sales and securitizations of $35.98 billion during 2005. Tier 1 loans were the Company’s standard loans that were typically sold at a premium to par. The average gross premium on Tier 1 loan sales and securitizations during 2006 was 1.79% as compared to an average of 2.30% for 2005. The decrease in gross premiums during 2006 is primarily a result of lower interest rate margins (reflecting increased price competition in the non-prime mortgage origination market), higher credit loss expectations by buyers of whole loans, higher overcollateralization requirements by the rating agencies and fluctuations in secondary market conditions. The level of loans securitized during 2006 was $6.94 billion as compared to $6.46 billion for 2005; this higher level of securitization activity lowers the total recognized gross premium levels as the Company generally records a lower premium on these transactions, but for which it does not have any loan repurchase requirements. In addition, during the third quarter of 2006, the Company sold approximately

2006 ANNUAL REPORT     35

$1.06 billion of loans on a whole loan basis with a provision that a certain amount of first payment defaults would not be subject to repurchase. In exchange for this, the Company realized approximately 40 basis points less in gross premium on the transaction. The Company entered into this agreement in an effort to limit future provisions for loan valuation, repurchase and premium recapture reserves. The Company’s direct costs of loan origination associated with loans sold decreased during 2006 to 0.81% from 1.23% for 2005 primarily as a result of lower costs incurred for broker and account executive compensation.

The Company realized gains of $16.9 million and $26.2 million on the derivative instruments it utilized to hedge the impact of interest rate volatility on its residential real estate lending activities during 2006 and 2005, respectively. These gains primarily resulted from an increase in the underlying interest rate indices (primarily the two-year swap rate) which conversely had a negative impact upon the gross loan sale premiums realized during the same periods.

The net gain (loss) percentage (the net gain or loss after direct costs, gains or losses on derivative instruments, provisions for premium recapture and valuation and repurchase reserves, divided by loans sold) on these sales and securitizations decreased from 0.95% in 2005 to (1.04)% in 2006.

36     FREMONT GENERAL CORPORATION

The Company’s gross loan premiums, loan repurchase and valuation reserves and the gain or loss on derivative instruments have exhibited variability (often significant) based on various economic, credit and interest rate environments, as well as on the Company’s loan sale and hedging activity levels and their timing.

During the first quarter of 2007, the sub-prime market experienced a significant deterioration that included increases in borrower delinquencies and a deterioration of credit that resulted in a substantial increase in the amount of residential loan repurchases and repricings.

During the first six months of 2007, the Company recorded provisions of $517.7 million and $256.6 million to the valuation and repurchase reserves, respectively. For further information concerning the changes to these reserves see Notes 4 and 29 to the Notes to the Consolidated Financial Statements.

	Year Ended December 31,

(Thousands of dollars, except percents)	2006	2005

Gross whole loan sales (Firsts)	$24,092,552	$27,155,217

Gross whole loan sales (Seconds)	2,182,620	2,686,277

Loans sold into securitizations (Firsts)	6,275,837	6,386,166

Loans sold into securitizations (Seconds)	660,557	70,575

	33,211,566	36,298,235

Less: Repurchases	(804,903)	(321,362)

Total loan sales and securitizations – net of repurchases	$32,406,663	$35,976,873

Gross premium recognized on Tier 1 loan sales and securitizations	$580,419	$829,235

Net gain on derivative instruments	16,948	26,233

	597,367	855,468

Net direct loan origination costs	(263,544)	(442,979)

Net gain before provisions	333,823	412,489

Provisions for valuation, repurchase and premium recapture reserves	(672,268)	(66,959)

Net gain (loss) on sale	$(338,445)	$345,530

Net gain (loss) on sale	$(338,445)	$345,530

Origination expenses allocated during the period of origination	(141,839)	(136,450)

Net operating gain (loss) on sale	$(480,284)	$209,080

Gross premium recognized on Tier 1 loan sales and securitizations	1.79%	2.30%

Net gain on derivative instruments	0.05%	0.07%

	1.84%	2.37%

Net direct loan origination costs	(0.81)%	(1.23)%

Net gain before provisions	1.03%	1.14%

Provisions for valuation, repurchase and premium recapture reserves	(2.07)%	(0.19)%

Net gain (loss) on sale	(1.04)%	0.95%

Net gain (loss) on sale	(1.04)%	0.95%

Origination expenses allocated during the period of origination	(0.44)%	(0.38)%

Net operating gain (loss) on sale	(1.48)%	0.57%

•	Percentages are of total loan sales and securitizations, net of repurchases, during the period indicated.

•	Tier 1 loans are the Company’s standard loans that are typically sold at a premium. Tier 2 loans are those that do not meet the criteria for a Tier 1 sale due to delinquency status, documentation issues or loan program exceptions for which the Company typically receives lower pricing.

•	Provision for valuation and repurchase reserves represents adjustments to the valuation allowance for the Company’s held for sale loans and adjustments to the Company’s repurchase reserve for the effect of loans estimated to be repurchased and the related return premiums.

2006 ANNUAL REPORT     37

•	Provision for premium recapture is the provision for the return of premium on loans sold which prepay early per the terms of each sales contract; includes some interest adjustment.

•	Origination expenses represent indirect expenses related to the origination of residential real estate loans during the period of origination and which are not deferred for GAAP. These expenses are included in non-interest expense in the consolidated statements of income during the period incurred. There is no directly comparable GAAP financial measure to “Origination expenses allocated during the period of origination”, the components of which are calculated in accordance with GAAP.

•	Net operating gain on sale is a supplement to, and not a substitute for, the information presented in the consolidated statements of income as prepared in accordance with GAAP. The Company utilizes this additional information as part of its management of the total costs and efficiency of its loan origination platform. Furthermore, our definition of the indirect origination expenses may not be comparable to similarly titled measures reported by other companies. Because these expenses are estimates that are based on loans sold during the current period utilizing actual costs from prior periods, these costs may fluctuate from period to period reflecting changes in the volume of loans sold, originated and the actual indirect expenses incurred during the period of loan origination. The net operating gain on sale amount does not include net interest income on residential real estate loans held for sale or any fair value adjustments on the Company’s residual interests in securitized loans.

Loan servicing and other non-interest income

The Company’s non-interest income, other than net gains (losses) on whole loan sales and securitizations of residential real estate loans, decreased during 2006 as compared to 2005, due to an increase in the level of other-than-temporary impairment experienced on its retained residual interests. The components of the Company’s loan servicing income, MSR amortization and impairment, impairment of retained residual interests and other non-interest income for 2006 and 2005 are indicated in the following table:

	Year Ended December 31,

(Thousands of dollars)	2006	2005

Loan Servicing Income:

Servicing fee income:

Securitization transactions	$36,215	$22,029

Interim servicing	21,948	32,618

Loans sold – servicing retained	16,462	3,808

	74,625	58,455

Ancillary income	13,253	8,129

Other	12,247	3,096

	$100,125	$69,680

MSR amortization	$(46,762)	$(21,341)

MSR impairment (provision) or recovery	(505)	2,042

	$(47,267)	$(19,299)

Impairment of retained residual interests	$(167,545)	$(2,299)

Other Non-Interest Income:

Prepayment fees:

Commercial real estate	$4,055	$2,607

Residential real estate	2,641	2,372

All other	(12,033)	13,496

	$(5,337)	$18,475

Loan servicing income (which is all related to residential real estate), increased from $69.7 million in 2005 to $100.1 million for 2006. This increase was due to an increased level of loans being serviced to maturity, either in the Company’s sponsored securitizations or for whole loan sales to other financial institutions in which the Company retained the servicing rights. As of December 31, 2006, the Company was servicing a total of $18.12 billion in loans to maturity, as compared to a total of $8.46 billion at December 31, 2005. This increase is a result of the Company’s decision to increase its servicing to maturity portfolio and the resulting increase in the amount of securitizations and whole loan sales with servicing retained that have been entered into since December 31, 2005. With the increased levels of securitizations and whole loan sales with servicing retained being entered into, and with a decreasing level of residential real estate loan originations, the level of interim

38     FREMONT GENERAL CORPORATION

servicing decreased. The additional loan securitization activity also created a higher level of MSRs, which resulted in an increase in the amortization expense of the MSRs in 2006 versus 2005.

During the fourth quarter of 2006, the Company reported the other-than-temporary impairment on eight of its retained residual interests in securitized residential real estate loans in the amount of $161.8 million. This impairment was a result of losses occurring earlier than previously estimated, for loans originated and securitized in 2005, and to a lesser degree, 2006. During the second quarter of 2006, the Company reported $5.8 million in other-than-temporary impairment on two of its 2005 retained residual interests from securitizations incepted in 2005; this impairment was primarily a result of lower pre-payment fee assumptions on the underlying loan collateral.

Provision for Losses
The provision for loan losses was $73.4 million for 2006 as compared to a $4.0 million credit (reversal) for 2005. The provision increase is primarily a result of an increase in credit quality deterioration of commercial real estate loans held for investment during 2006, particularly in the fourth quarter of 2006 with our condominium conversion, construction and condotel loans, partially offset by decreased levels of net charge-offs in 2006. While the Company has experienced a reduction in net charge-offs, the commercial real estate loan portfolio is non-homogeneous and has loan concentrations by industry and by loan size and these are factored into determining the level of the allowance for loan losses. The net charge-off amounts and ratios (to average loans outstanding) for the commercial real estate portfolio was a $199,000 credit (recovery) balance or 0.00% for 2006, and $10.7 million or 0.27% for 2005.

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

Non-Interest Expense
Non-interest expense increased to $405.9 million for the year ended December 31, 2006 from $367.6 million for the year ended December 31, 2005; an increase of approximately 10.4%. Compensation expense increased from $235.0 million during 2005 to $241.5 million during 2006. Decreases in compensation expense related to residential real estate sales compensation were more than offset by decreases in the capitalization level of direct loan origination costs. Overall increases in base compensation were largely offset by decreases in incentive and benefits costs (such as management incentive compensation, employee stock ownership, 401(K) and other related accruals). Increased expense levels for legal, professional and other outside services, information technology and leasing and loan expense were the primary reason for an increase in the other component of non-interest expense. Occupancy expense has increased as the Company has expanded certain of its facilities, such as its new loan servicing center in Texas.

Compensation and non-compensation related operating expenses are detailed in the following tables:

	Year Ended December 31,

(Thousands of dollars)	2006	2005

Compensation and related	$241,497	$234,961

Occupancy	32,407	28,797

Other	132,038	103,815

Total non-interest expense	$405,942	$367,573

2006 ANNUAL REPORT     39

	Year Ended December 31,

(Thousands of dollars)	2006	2005

Total compensation and related	$458,259	$514,181

Deferral of loan origination costs(1)	(216,762)	(279,220)

Compensation and related	$241,497	$234,961

(1)	Incremental direct costs associated with the origination of loans are deferred when incurred. For residential real estate loans, when the related loan is sold, the deferred costs are included as a component of net gain on sale.

Other non-interest expense categories for the years ended December 31, 2006 and 2005 are summarized below (note that gains on the sale of REO properties are included herein as an offset):

(Thousands of dollars)	2006	2005

Legal, professional and other outside services	$39,687	$24,728

Information technology	20,757	16,844

Printing, supplies and postage	16,263	16,378

Leasing and loan expense	14,378	7,986

Advertising promotion	11,258	11,945

Auto and travel	9,712	8,914

Telephone	6,856	4,525

Net real estate owned expenses	(5,714)	(3,494)

All other	18,841	15,989

Total other expenses	$132,038	$103,815

Income Taxes
An income tax benefit of $97.6 million and income tax expense of $221.0 million for the years ended December 31, 2006 and 2005, respectively, represent effective tax rates of 31.2% and 40.3%, respectively, on income (loss) before income taxes from continuing operations of $(313.0) million and $548.9 million for the same respective periods. The effective tax rate for 2006 differs from the Federal enacted tax rate of 35% due to a deferred tax valuation reserve of $34.3 million, partially offset by various state income tax provisions. The effective tax rate for 2005 differs from the Federal enacted tax rate of 35% due mainly to various state income tax provisions. The Company maintains a tax contingency reserve as part of its Federal and State current income tax liability accounts. The amounts in the tax contingency reserve are computed based on management’s estimate of the ultimate resolution of uncertain tax positions. The reserve totaled $18.6 million at December 31, 2006. During the fourth quarter of 2006, the Company recorded a reduction of its state income tax expense of $9.1 million (net of Federal tax impact) as a result of the resolution of various state tax matters for the 1995 to 2004 tax years. The Company also recorded a $13.1 million benefit (net of Federal tax impact) due to the resolution of various state tax matters relating to the Company’s discontinued operations.

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

40     FREMONT GENERAL CORPORATION

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

	Year Ended December 31,

	2005			2004

	Average		Yield/	Average		Yield/
(Thousands of dollars, except percents)	Balance	Interest	Cost	Balance	Interest	Cost

Interest-earning assets(1):

Commercial real estate loans	$3,977,767	$318,507	8.01%	$3,872,207	$290,973	7.51%

Residential real estate loans(2)	6,552,890	484,773	7.40	5,213,984	366,613	7.03

Syndicated commercial loans	–	–	–	4,076	78	1.91

Residual interests in securitized loans	26,117	13,150	50.35	15,413	3,910	25.37

Cash equivalents and investment securities	735,140	24,728	3.36	508,028	9,750	1.92

Total interest-earning assets	$11,291,914	$841,158	7.45%	$9,613,708	$671,324	6.98%

Interest-bearing liabilities:

Time deposits	$6,473,997	$217,262	3.36%	$5,333,218	$115,951	2.17%

Savings deposits	1,643,877	45,349	2.76	1,770,793	35,534	2.01

FHLB advances	1,598,311	47,795	2.99	1,306,847	25,092	1.92

Warehouse lines of credit	118,829	5,979	5.03	–	950	0.00

Senior Notes due 2004	–	–	–	4,709	372	7.90

Senior Notes due 2009	181,124	14,582	8.05	185,983	14,975	8.05

LYONs	240	14	5.83	639	33	5.16

Junior Subordinated Debentures	103,093	9,278	9.00	103,093	9,278	9.00

Other	28,084	444	1.58	12,487	380	3.04

Total interest-bearing liabilities	$10,147,555	$340,703	3.36%	$8,717,769	$202,565	2.32%

Net interest income		$500,455			$468,759

Percent of average interest-earning assets:

Interest income		7.45%			6.98%

Interest expense		3.02%			2.11%

Net interest margin		4.43%			4.87%

(1)	Average loan balances include non-accrual loan balances.

(2)	Includes loans held for sale and other.

2006 ANNUAL REPORT     41

	December 31, 2005 Compared to 2004

	Change Due To

(Thousands of dollars)	Volume(1)	Rate	Total

Cash equivalent and investment securities	$7,522	$7,456	$14,978

Loans and residual interests	112,802	42,054	154,856

Total increase in interest income	120,324	49,510	169,834

Time deposits	(38,284)	(63,027)	(101,311)

Savings deposits	3,501	(13,316)	(9,815)

FHLB advances	(8,716)	(13,987)	(22,703)

Warehouse lines of credit	(5,029)	–	(5,029)

Senior Notes due 2004 and 2009	765	–	765

LYONs	19	–	19

Junior Subordinated Debentures	–	–	–

Other	(247)	183	(64)

Total (increase) in interest expense	(47,991)	(90,147)	(138,138)

Increase/(decrease) in net interest income	$72,333	$(40,637)	$31,696

(1)	Changes in rate/volume are allocated to change in volume.

Non-Interest Income
The net gain on the sales and securitizations of residential real estate loans decreased from $437.4 million in 2004 to $345.5 million for 2005. This decrease is primarily attributable to a significant decrease in the gross premium received on loan sales and securitizations in the two comparable years, partially offset by a significantly higher volume of loans sold and securitized during 2005, as compared to 2004. A total of $35.98 billion in loans were sold (including loans sold via securitization and net of loans repurchased) during 2005, as compared to loan sales of $22.51 billion during 2004. The average gross premium on Tier 1 loan sales and securitizations during 2004 was 3.58% as compared to an average of 2.30% for 2005. The decrease in gross premiums during 2005 is primarily attributable to lower interest rate margins, reflecting increased price competition in the non-prime mortgage origination market.

The Company realized a gain of $26.2 million on its derivative instruments utilized to hedge the impact of interest rate volatility on its residential real estate lending activities during 2005. This net gain primarily resulted from an increase in the underlying interest rate indices (primarily the two-year swap rate) which conversely had a negative impact upon the gross loan sale and securitization premiums realized during the same period. Such premiums and the gain or loss on derivative instruments have exhibited, and are expected to continue to exhibit, variability (often significant) based on various economic and interest rate environments, as well as on the Company’s loan sale and hedging activity levels and their timing. The Company’s direct costs of loan origination associated with loans sold decreased during 2005 to 1.23% from 1.39% in 2004 as a result of lower costs incurred for broker and account executive compensation. The Company reported provisions for loan valuation, repurchase and premium recapture reserves for 2005 of $67.0 million or 0.19% of total net loan sales and securitizations, respectively, as compared to $55.4 million or 0.25% for 2004. During 2005, the Company updated its loss estimates and stratifications for both of its valuation and repurchase reserves. The estimates were based on an updated analysis of historical loan collateral vintage data. The Company continually evaluates the loss estimates utilized for its valuation and repurchase reserves based upon its analysis of historical and current data and the mix of loan characteristics. The net gain percentage (the net gain after direct costs, gains or losses on derivative instruments, provisions for premium recapture and valuation and repurchase reserves, divided by net loans sold) on these sales decreased to 0.95% in 2005 from 1.94% in 2004.

42     FREMONT GENERAL CORPORATION

	Year Ended December 31,

(Thousands of dollars, except percents)	2005	2004

Gross whole loan sales (Firsts)	$27,155,217	$17,663,340
Gross whole loan sales (Seconds)	2,686,277	1,176,909
Gross whole loan sales (Portfolio)	–	865,843
Loans sold into securitizations (Firsts)	6,386,166	2,968,764
Loans sold into securitizations (Seconds)	70,575	–

	36,298,235	22,674,856
Less: Repurchases	(321,362)	(167,379)

Total loan sales and securitizations – net of repurchases	$35,976,873	$22,507,477

Gross premium recognized on Tier 1 loan sales and securitizations	$829,235	$805,386
Net gain on derivative instruments	26,233	1,076

	855,468	806,462
Net direct loan origination costs	(442,979)	(313,733)

Net gain before provisions	412,489	492,729
Provisions for valuation, repurchase and premium recapture reserves	(66,959)	(55,378)

Net gain on sale	$345,530	$437,351

Net gain on sale	$345,530	$437,351
Origination expenses allocated during the period of origination	(136,450)	(181,008)

Net operating gain on sale	$209,080	$256,343

Gross premium recognized on Tier 1 loan sales and securitizations	2.30%	3.58%
Net gain on derivative instruments	0.07%	0.00%

	2.37%	3.58%
Net direct loan origination costs	(1.23)%	(1.39)%

Net gain before provisions	1.14%	2.19%
Provisions for valuation, repurchase and premium recapture reserves	(0.19)%	(0.25)%

Net gain on sale	0.95%	1.94%

Net gain on sale	0.95%	1.94%
Origination expenses allocated during the period of origination	(0.38)%	(0.80)%

Net operating gain on sale	0.57%	1.14%

•	Percentages are of total loan sales and securitizations, net of repurchases, during the period indicated.

•	Tier 1 loans are the Company’s standard loans that are typically sold at a premium. Tier 2 loans are those that do not meet the criteria for a Tier 1 sale due to delinquency status, documentation issues or loan program exceptions for which the Company typically receives lower pricing.

•	Provision for valuation and repurchase reserves represents adjustments to the valuation allowance for the Company’s held for sale loans and adjustments to the Company’s repurchase reserve for the effect of loans estimated to be repurchased and the related return premiums.

•	Provision for premium recapture is the provision for the return of premium on loans sold which prepay early per the terms of each sales contract; includes some interest adjustment.

•	Origination expenses represent indirect expenses related to the origination of residential real estate loans during the period of origination and which are not deferred for GAAP. These expenses are included in non-interest expense in the consolidated statements of income during the period incurred. There is no directly comparable GAAP financial measure to “Origination expenses allocated during the period of origination”, the components of which are calculated in accordance with GAAP.

•	Net operating gain on sale is a supplement to, and not a substitute for, the information presented in the consolidated statements of income as prepared in accordance with GAAP. The Company utilizes this additional information as part of its management of the total costs and efficiency of its loan origination platform. Furthermore, our definition of the indirect origination expenses may not be comparable to similarly titled measures reported by other companies. Because these expenses are estimates that are based on loans sold during the current period utilizing actual costs from prior periods, these costs may fluctuate from period to period reflecting changes in the volume of loans sold, originated and the actual indirect expenses incurred during the period of loan origination. The net operating gain on sale amount does not include net interest income on residential real estate loans held for sale or any fair value adjustments on the Company’s residual interests in securitized loans.

2006 ANNUAL REPORT     43

The Company’s non-interest income, other than net gains on whole loan sales and securitizations, increased during 2005 as compared to 2004 and the following table details the various components:

Year Ended December 31,

(Thousands of dollars)	2005	2004

Loan Servicing Income:
Servicing fee income:
Securitization transactions	$22,029	$11,217
Interim	32,618	18,806
Loans sold – servicing retained	3,808	1,558

	58,455	31,581
Ancillary income	8,129	5,144
Other	3,096	(258)

	$69,680	$36,467

MSR amortization	$(21,341)	$(10,202)
MSR impairment (provision) or recovery	2,042	(2,042)

	$(19,299)	$(12,244)

Impairment of retained residual interests	$(2,299)	$(985)

Other Non-Interest Income:
Prepayment fees:
Commercial real estate	$2,607	$6,514
Residential real estate	2,372	5,109
Commercial real estate transaction fees	8,404	5,339
All other	5,092	5,679

	$18,475	$22,641

The loan servicing income (which is all related to residential real estate) increased as a result of the increase in residential real estate loan origination volume. The increase in volume resulted in an increase in loan securitization activity and higher levels of interim servicing during 2005. The Company completed five securitizations and one whole loan sale with servicing retained in 2005 (for a total of $6.46 billion in loan principal) as compared to four securitization transactions (of $2.97 billion in loan principal) during 2004. The higher loan securitization activity during 2005 also created higher levels of MSRs, which resulted in an increase in the amortization (expense) of the MSRs. The Company was servicing $22.3 billon in principal balance of loans (both to maturity, on an interim basis and loans held for sale) as of December 31, 2005; this is compared to $15.0 billion as of December 31, 2004 and reflects the increase in loan servicing volume during 2005.

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

44     FREMONT GENERAL CORPORATION

Non-Interest Expense
Non-interest expense increased from $357.2 million for the year ended December 31, 2004 to $367.6 million for the year ended December 31, 2005, an increase of approximately 3%. The primary driver of this increase over the prior year was the additional organizational expenses incurred to support the substantial increase in residential real estate loan origination volume, namely the occupancy, professional services and information technology expenses. Compensation expense decreased on a year-over-year basis primarily due to an increase in the capitalization level of direct loan origination costs during 2005. Compensation and non-compensation related operating expenses are detailed in the following tables:

Year Ended December 31,

(Thousands of dollars)	2005	2004

Compensation and related	$234,961	$244,621
Occupancy	28,797	17,287
Other	103,815	95,253

Total non-interest expense	$367,573	$357,161

Year Ended December 31,

(Thousands of dollars)	2005	2004

Total compensation and related	$514,181	$445,497

Deferral of loan origination costs(1)	(279,220)	(200,876)

Compensation and related	$234,961	$244,621

(1)	Incremental direct costs associated with the origination of loans are deferred when incurred. For residential real estate loans, when the related loan is sold, the deferred costs are included as a component of net gain on sale.

Other non-interest expense categories for the years ended December 31, 2005 and 2004 are summarized below (note that gains on the sale of REO properties are included herein as an offset):

(Thousands of dollars)	2005	2004

Legal, professional and other outside services	$24,728	$23,257
Information technology	16,844	13,289
Printing, supplies and postage	16,378	11,466
Advertising promotion	11,945	9,226
Auto and travel	8,914	7,902
Leasing and loan expense	7,986	6,383
Telephone	4,525	3,749
Net real estate owned expenses	(3,494)	4,628
All other	15,989	15,353

Total other expenses	$103,815	$95,253

Income Taxes
Income tax expense of $221.0 million and $247.9 million for the years ended December 31, 2005 and 2004, respectively, represent effective tax rates of 40.3% and 41.2%, respectively, on income before income taxes from continuing operations of $548.9 million and $601.7 million for the same respective periods. The effective tax rates for both periods presented are different than the Federal enacted tax rate of 35%, due mainly to various state income tax provisions.

LOANS HELD FOR INVESTMENT AND ALLOWANCE ACTIVITY
The Company’s net loans held for investment, before the allowance for loan losses, was approximately $6.50 billion at December 31, 2006, as compared to $4.76 billion at December 31, 2005 and $3.48 billion at December 31, 2004. The increase in the Company’s loans held for investment is a result of increased levels of loan commitment originations in 2006, as well as a reduction in the rate of loan paydowns. New loan commitments, net of participations, for commercial real estate loans remained unchanged in 2006 from the $5.90 billion in commitments during 2005. The following table shows the Company’s loans held for

2006 ANNUAL REPORT     45

investment in the various financing categories and the percentages of the total represented by each category:

	As of December 31,

	2006		2005		2004		2003		2002

(Thousands of dollars,		% of		% of		% of		% of		% of
except percents)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial real estate
Construction	$4,277,337	65%	$2,448,428	51%	$1,020,370	29%	$804,793	17%	$328,974	8%
Bridge	1,789,952	27%	1,887,073	39%	1,512,532	43%	1,659,847	34%	1,712,085	41%
Permanent	404,699	6%	389,681	8%	805,760	23%	1,281,877	27%	1,393,427	34%
Single tenant credit	75,314	2%	77,113	2%	177,193	5%	268,506	5%	296,787	7%

	6,547,302	100%	4,802,295	100%	3,515,855	100%	4,015,023	83%	3,731,273	90%
Residential real estate	–	–	–	–	–	–	789,951	17%	392,061	9%
Syndicated commercial	–	–	–	–	–	–	6,857	–	26,216	1%
Other	8,857	–	8,589	–	4,526	–	4,615	–	4,272	–

	6,556,159	100%	4,810,884	100%	3,520,381	100%	4,816,446	100%	4,153,822	100%
Deferred fees and costs	(59,804)	(1)%	(50,984)	(1)%	(35,767)	(1)%	(25,436)	–	(15,937)	–
Allowance for loan losses	(230,482)	(4)%	(156,837)	(3)%	(171,525)	(5)%	(213,591)	(5)%	(161,190)	(4)%

Loans held for investment	$6,265,873	95%	$4,603,063	96%	$3,313,089	94%	$4,577,419	95%	$3,976,695	96%

The Company’s commercial real estate loans are substantially all variable-rate loans based upon an index (such as one-month LIBOR) and a spread. As of December 31, 2006, the average spread above the applicable index was 3.31%. All of the variable-rate loans have interest rate floors in terms of a minimum rate of interest to be charged; at December 31, 2006, the average interest rate floor was 6.58%. As of December 31, 2006, the commercial real estate loans outstanding had the following indexes in place (before addition of the applicable spread):

Adjustable Rate:
One-month LIBOR	22.3%
Three-month LIBOR	5.3%
Six-month LIBOR	70.4%
Fixed Rate	2.0%

100.0%

The following tables provide additional information related to the Company’s commercial real estate non-accrual loans, foreclosed assets, delinquencies, restructured loans on accrual status and accruing loans past due 90 days or more, as well as reflect the related net loss experience and allowance for loan loss reconciliation applicable to the loans held for investment as of and for the respective periods ended as shown below. As of December 31, 2006, delinquent loans 60 days or greater past due are comprised of three loans.

	December 31,

(Thousands of dollars)	2006	2005	2004	2003	2002

Non-accrual loans held for investment (“HFI”):
Commercial real estate loans	$1,110,965	$29,290	$82,289	$71,758	$70,031
Residential real estate loans	–	–	–	8,482	5,600
Syndicated commercial loans	–	–	–	6,752	11,239
Other	–	–	–	–	–

	$1,110,965	$29,290	$82,289	$86,992	$86,870

Total non-performing commercial real estate assets:
Non-accrual loans	$1,110,965	$29,290	$82,289	$71,758	$70,031
Real estate owned/foreclosed assets	299	30,198	21,344	23,621	10,598

	$1,111,264	$59,488	$103,633	$95,379	$80,629

46     FREMONT GENERAL CORPORATION

	December 31,

(Thousands of dollars, except percents)	2006	2005	2004	2003	2002

Commercial real estate loans:
Accruing loans receivable past due 90 days or more	$–	$–	$–	$36,406	$–
Restructured loans on accrual status	$–	$12,309	$9,302	$180,059	$140,300
Delinquent loans 60 days past due or greater	$98,747	$38,506	$53,587	$86,387	$51,565
Allowance for loan losses	$230,398	$156,755	$171,471	$195,000	$147,228
As a percentage of total outstanding commercial real estate loans:
Delinquent loans 60 days past due or greater	1.52%	0.81%	1.54%	2.17%	1.39%
Non-accrual commercial real estate loans	17.12%	0.62%	2.36%	1.80%	1.89%
Allowance for loan losses	3.55%	3.30%	4.93%	4.90%	3.97%

2006 ANNUAL REPORT     47

	December 31,

(Thousands of dollars, except percents)	2006	2005	2004	2003	2002

Beginning allowance for loan losses	$156,837	$171,525	$213,591	$161,190	$104,179
Provision for loan losses	73,441	(3,974)	(6,842)	98,262	108,118
Reclass of allowance for loan commitments	–	–	–	–	(3,259)
Charge-offs:
Commercial real estate loans	(190)	(17,533)	(23,847)	(46,122)	(32,409)
Residential real estate loans(1)	–	–	(10,259)	(414)	(658)
Syndicated commercial loans	–	–	(2,936)	(199)	(16,524)

Total charge-offs	$(190)	$(17,533)	$(37,042)	$(46,735)	$(49,591)

Recoveries:
Commercial real estate loans	389	6,801	978	636	1,700
Residential real estate loans	5	6	344	127	29
Syndicated commercial loans	–	12	496	110	–
Other-consumer	–	–	–	1	14

Total recoveries	394	6,819	1,818	874	1,743

Ending allowance for loan losses	$230,482	$156,837	$171,525	$213,591	$161,190

Net charge-offs	$(204)	$10,714	$35,224	$45,861	$47,848
Net loan charge-offs to average loans HFI:
Total loans HFI	0.00%	0.27%	0.81%	1.04%	1.18%
Commercial real estate loans only	0.00%	0.27%	0.59%	1.17%	0.87%
Allocation of allowance for loan losses:
Commercial real estate loans	$230,398	$156,755	$171,471	$195,000	$147,228
Residential real estate loans	–	–	–	15,607	7,844
Syndicated commercial loans	–	–	–	2,983	6,118
Other	84	82	54	1	–

Total allowance for loan losses	$230,482	$156,837	$171,525	$213,591	$161,190

(1)	Includes $9,856 fair value adjustment in 2004 for loans transferred to held for sale.

There were 34 non-accrual commercial real estate loans held for investment (the largest having a balance of $103.6 million) totaling $1.11 billion, or 17.12% of the total commercial real estate loans held for investment, as of December 31, 2006. There were no loans on accrual status as of December 31, 2006 which were 90 days or more past due. At December 31, 2005, there were five non-accrual commercial real estate loans totaling $29.3 million, or 0.62%. There were no loans on accrual status as of December 31, 2005 that were 90 days or more past due. The following table reflects the type of property and location of the Company’s commercial

48     FREMONT GENERAL CORPORATION

real estate non-accrual loans, REO and accruing loans past due 90 days or more at December 31, 2006 and 2005:

	Year Ended December 31,

(Thousands of dollars)	2006	2005

Non-accrual loans:
Condotel (Hawaii)	$109,493	$–
Condominium – construction (Maryland)	103,572	–
Condominium – construction (Missouri)	42,404	–
Condominium – conversion (Florida)	245,207	–
Condominium – conversion (Maryland)	107,006	–
Condominium – conversion (Massachusetts)	90,877	–
Condominium – conversion (Arizona)	85,478	–
Condominium – conversion (Virginia)	67,316	–
Condominium – conversion (Nevada)	27,296	–
Condominium – conversion (California)	21,715	––
Multi-family (Florida)	44,696	–
Multi-family (South Carolina)	25,703	–
Multi-family (Georgia)	9,080	–
Multi-family (Texas)	–	1,015
Industrial (California)	21,370	–
Industrial (New York)	14,791	–
Industrial (Michigan)	–	3,166
Hotel/Motel (Pennsylvania)	15,500	–
Hotel/Motel (California)	14,806	–
Hotel/Motel (New York)	10,303	16,987
Hotel/Motel (Illinois)	4,981	5,582
Hotel/Motel (Montana)	–	2,540
Office (Massachusetts)	16,052	–
Office (California)	11,921	–
Mixed Use (Hawaii)	21,398	–
REO:
Office (Texas)	299	299
Hotel/Motel (New Jersey)	–	11,062
Hotel/Motel (Wisconsin)	–	2,538
Hotel/Motel (Texas)	–	1,269
Multi-family (Texas)	–	9,870
Retail (Texas)	–	3,280
Industrial (Pennsylvania)	–	1,880
Accruing loans 90 days past due	–	–

	$1,111,264	$59,488

REO related to commercial real estate loans was $299,000 at December 31, 2006, consisting of one property, which was acquired through or in lieu of foreclosure on loans secured by real estate. At December 31, 2005, there were seven REO properties totaling $30.2 million.

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

Restructured loans on accrual status are those loans where the Company has made certain concessionary modifications to the contractual terms of the loan agreement (either a reduction in interest or principal) due to financial difficulties experienced by the borrower. The loan is classified as a restructured loan on accrual status if it is performing in accordance with the agreed upon loan terms and the projected cash proceeds are deemed sufficient to repay both principal and interest. These loans are presented as such in the period of restructure and the three subsequent quarters. During the year ended December 31, 2006, there were no

2006 ANNUAL REPORT     49

commercial real estate loans that were modified in connection with loan restructurings. During the year ended December 31, 2005, there were two commercial real estate loans with a total balance of $20.5 million that were modified in connection with loan restructurings; of these two loans, one was completely paid off as of the end of 2005. The Company incurred a total of $155,000 in net loan charge-offs related to the restructuring of these two loans during 2005. During 2004 there were four commercial real estate loans with a total balance of $42.5 million that were modified in connection with loan restructurings. The Company incurred a total of $2.1 million in net loan charge-offs related to the restructuring of these four loans during 2004, of which $1.7 million was related to one individual loan.

The allowance for loan losses as a percentage of total loans held for investment was 3.54% as of December 31, 2006, as compared to 3.29% and 4.92% at December 31, 2005 and 2004, respectively. During 2006, the Company incurred $190,000 net loan charge-offs and realized $394,000 in recoveries of loan balances previously charged-off, as compared to $10.7 million in total net loan charge-offs for 2005. The net charge-off ratio for commercial real estate loans for 2006 decreased to 0.00% as compared to 0.27% for 2005 and 0.59% for 2004, as a result of significantly lower net charge-offs. Loans secured by hotel and lodging properties represented 4% and 86% of the total commercial real estate loans on non-accrual status as of December 31, 2006 and 2005, respectively.

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

MARKET RISK
The Company is subject to market risk resulting primarily from the impact of fluctuations in interest rates upon balance sheet financial instruments such as loans, investment securities, residual interests, mortgage

50     FREMONT GENERAL CORPORATION

servicing rights, debt and derivatives. Changes in interest rates can affect loan interest income, gains or losses on the sale and securitization of residential real estate loans, the valuation of its loans held for sale, interest expense, loan origination volume, net investment income, and total stockholders’ equity. The level of gain or loss on the sale and securitization of residential real estate loans is highly dependent upon the level of loan origination volume, the pricing realized from the purchasers of such loans and the gain or loss realized from hedging activities. Each of these factors, in turn, are highly dependent upon changes in, and the level of, interest rates and other economic factors. The Company may experience a decrease in the value it realizes should significant interest rate volatility occur or if other economic or market factors have a negative impact on the value of the Company’s loans held for sale. The objective of the asset and liability management activities of the Company is to provide an acceptable level of net interest and investment income, and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk. The Company has no exposure to foreign currency or commodity price risk.

The Company is subject to interest rate risk resulting from differences between the rates on, and repricing characteristics of, interest-earning loans held for investment (and loans held for sale) and the rates on, and repricing characteristics of, interest-bearing liabilities used to finance these loans, such as deposits and debt. Interest rate gaps may arise when assets are funded with liabilities having different repricing intervals or different market indices to which the instruments’ interest rate is tied and to this degree, earnings will be sensitive to interest rate changes. Additionally, interest rate gaps could develop between the market rate and the interest rate on loans in the loan portfolio, which could result in borrowers’ prepaying their loan obligations. The Company attempts to match the characteristics of interest rate sensitive assets and liabilities to minimize the effect of fluctuations in interest rates. For the Company’s financial instruments, the expected maturity date does not necessarily reflect the net market risk exposure because certain instruments are subject to interest rate changes before expected maturity. With respect to the Company’s residential real estate loans held for sale, the Company attempts to minimize its interest rate risk exposure through forward loan sale commitments and other derivatives, such as Eurodollar futures contracts. These financial instruments meet the definition of a derivative under generally accepted accounting principles and, accordingly, they are recorded in the consolidated financial statements at fair value.

The Company is reliant upon the secondary mortgage market for execution of its whole loan sales and any securitizations of residential real estate loans. Price risk in our mortgage banking activities is mainly a function of the delay between the time a mortgage loan is originated and the time a price for that loan is fixed through a forward loan sale or a securitization. While the Company strives to maintain adequate levels of liquidity support and capital to withstand certain disruptions in the secondary mortgage market, a significant disruption or change in the level of demand could adversely impact the Company’s ability to sell or securitize its residential real estate loans held for sale, leading to reduced gains (or increased losses) on sale and a corresponding decrease in revenue and earnings. A deterioration in performance of the residential real estate loans after being sold in whole loan sales and securitizations could adversely impact the availability and pricing of such future transactions.

2006 ANNUAL REPORT     51

The following table provides information about the assets and liabilities of the Company that are sensitive to changes in interest rates. For loans, investments, deposits and other liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturity, adjusted for estimated loan prepayments based upon the historical behavior of the loans. Deposits that have no contractual maturity are presented as maturing in the following year.

December 31, 2006 Estimated Cash Flows of Principal Amounts

(Thousands of dollars,								Fair Value at
except percents)	2007	2008	2009	2010	2011	Thereafter	Total	12/31/06

RATE SENSITIVE ASSETS:
Variable Rate:
Commercial real estate loans	$3,820,502	$1,874,387	$575,749	$117,601	$25,386	$4,822	$6,418,447	$6,354,705
Average interest rate	8.75%	8.58%	8.59%	8.43%	8.34%	8.33%	8.68%
Residential real estate loans	$4,365,546	–	–	–	–	–	$4,365,546	$4,218,439
Average interest rate	8.15%	–	–	–	–	–	8.15%
Investments	$686,549	$1,304	$27,566	$4,186	$3,917	$7,668	$731,190	$731,190
Average interest rate	4.37%	7.80%	7.82%	7.81%	7.81%	7.37%	4.58%
Fixed Rate:
Commercial real estate loans	$78,663	$36,748	$7,394	$4,776	$1,274	–	$128,855	$126,905
Average interest rate	7.72%	7.55%	7.82%	7.89%	7.75%	–	7.68%
Residential real estate loans	$823,846	–	–	–	–	–	$823,846	$717,481
Average interest rate	8.89%	–	–	–	–	–	8.89%
Other loans	$719	$752	$786	$822	$858	$4,920	$8,857	$8,857
Average interest rate	4.47%	4.47%	4.47%	4.47%	4.47%	4.47%	4.47%
RATE SENSITIVE LIABILITIES:
Variable Rate:
Industrial bank savings and money market deposit accounts	$1,687,295	–	–	–	–	–	$1,687,295	$1,687,295
Average interest rate	4.38%	–	–	–	–	–	4.38%
Fixed Rate:
Industrial bank certificates of deposit	$8,185,058	$55,708	$46,711	$2,311	$12,705	–	$8,302,493	$8,303,138
Average interest rate	5.25%	5.27%	5.78%	5.02%	5.21%	–	5.25%
Borrowing capacity with FHLB	$1,010,000	$50,000	–	–	–	–	$1,060,000	$1,059,930
Average interest rate	5.34%	5.07%	–	–	–	–	5.33%
Total rate sensitive assets:	$9,775,825	$1,913,191	$611,495	$127,385	$31,435	$17,410	$12,476,741	$12,157,577
Average interest rate	8.18%	8.56%	8.54%	8.36%	8.14%	6.82%	8.25%
Total rate sensitive liabilities:	$10,882,353	$105,708	$46,711	$2,311	$12,705	–	$11,049,788	$11,050,363
Average interest rate	5.12%	5.18%	5.78%	5.02%	5.21%	–	5.13%

52     FREMONT GENERAL CORPORATION

December 31, 2005 Estimated Cash Flows of Principal Amounts

(Thousands of dollars,								Fair Value at
except percents)	2006	2007	2008	2009	2010	Thereafter	Total	12/31/05

RATE SENSITIVE ASSETS:
Variable Rate:
Commercial real estate loans	$2,119,125	$1,597,998	$851,795	$59,176	$66,720	$5,624	$4,700,438	$4,700,438
Average interest rate	7.90%	7.97%	7.96%	7.99%	7.98%	7.58%	7.94%
Residential real estate loans	$4,537,659	–	–	–	–	–	$4,537,659	$4,548,272
Average interest rate	7.96%	–	–	–	–	–	7.96%
Investments	$24	$25	$26	$10,729	$4,166	$8,921	$23,891	$17,527
Average interest rate	8.15%	8.51%	8.51%	6.90%	6.89%	7.02%	6.91%
Fixed Rate:
Commercial real estate loans	$37,865	$27,109	$19,209	$17,168	–	$506	$101,857	$101,958
Average interest rate	8.84%	7.71%	7.55%	7.56%	–	7.75%	8.07%
Residential real estate loans	$866,421	–	–	–	–	–	$866,421	$868,447
Average interest rate	9.54%	–	–	–	–	–	9.54%
Other loans	$2,968	$940	$12	$18	$855	$3,796	$8,589	$8,589
Average interest rate	8.81%	6.34%	8.72%	8.48%	8.03%	8.25%	8.21%
RATE SENSITIVE LIABILITIES:
Variable Rate:
Industrial bank savings and money market deposit accounts	$1,550,267	–	–	–	–	–	$1,550,267	$1,550,267
Average interest rate	3.40%	–	–	–	–	–	3.40%
Fixed Rate:
Industrial bank certificates of deposit	$6,954,229	$44,033	$17,547	$35,476	$441	–	$7,051,726	$7,051,255
Average interest rate	4.01%	3.96%	5.61%	5.80%	4.07%	–	4.03%
Borrowing capacity with FHLB	$949,000	–	–	–	–	–	$949,000	$946,540
Average interest rate	3.78%	–	–	–	–	–	3.78%
Total rate sensitive assets:	$7,564,062	$1,626,072	$871,042	$87,091	$71,741	$18,847	$10,238,855	$10,245,231
Average interest rate	8.13%	7.96%	7.95%	7.77%	7.92%	7.45%	8.08%
Total rate sensitive liabilities:	$9,453,496	$44,033	$17,547	$35,476	$441	–	$9,550,993	$9,548,062
Average interest rate	3.89%	3.96%	5.61%	5.80%	4.07%	–	3.90%

Our primary strategy for managing interest rate risk in the balance sheet is to ensure that the repricing terms of our loans held for investment and our deposits are reasonably well matched.

Most of our commercial real estate loans are variable rate assets that reprice within one to six months at a contractual spread over a designated LIBOR index. Of the Company’s approximately $6.4 billion of commercial real estate loans as of December 31, 2006, approximately $4.2 billion were indexed to 6-month LIBOR, $1.8 billion to 1-month LIBOR and $400,000 to 3-month LIBOR. The weighted average time to next repricing of the commercial real estate loan portfolio as of December 31, 2006 was approximately 3.5 months.

We fund our commercial real estate loans primarily with retail CDs issued with original maturities of between three and 12 months. The weighted average maturity of our retail CD portfolio as of December 31, 2006 was approximately 3.9 months, closely matching the repricing profile of the variable rate loans.

Our residential mortgage loans are typically held for 60 to 90 days before being sold in the secondary market or securitized. Most of our loans are hybrid ARMs with fixed coupons for periods of two, three or five years after which they reset to a spread above 6-month LIBOR.

We fund residential mortgage loans with short term FHLB advances, short term warehouse debt and, to a lesser extent, retail and brokered deposits.

2006 ANNUAL REPORT     53

FREMONT GENERAL (PARENT-ONLY) — INTEREST RATE SENSITIVITY
The following tables provide information about interest rate sensitive liabilities of Fremont General. The weighted-average interest rates are based on implied forward rates as derived from appropriate annual spot rate observations as of the reporting date.

DECEMBER 31, 2006 PRINCIPAL AMOUNT MATURING IN:

(Thousands of dollars,								Fair Value at
except percents)	2007	2008	2009	2010	2011	Thereafter	Total	12/31/06

Interest rate sensitive liabilities:
Fixed interest rate debt borrowings	$–	$–	$166,530	$–	$–	$103,093	$269,623	$271,685
Weighted-average interest rate	–	–	7.88%	–	–	9.00%	8.31%

DECEMBER 31, 2005 PRINCIPAL AMOUNT MATURING IN:

(Thousands of dollars,								Fair Value at
except percents)	2006	2007	2008	2009	2010	Thereafter	Total	12/31/05

Interest rate sensitive liabilities:
Fixed interest rate debt borrowings	$–	$–	$–	$176,280	$–	$103,093	$279,373	$281,536
Weighted-average interest rate	–	–	–	7.88%	–	9.00%	8.29%

LIQUIDITY AND CAPITAL RESOURCES
FIL financed its lending activities primarily through customer deposits, which grew to $9.99 billion at December 31, 2006 from $8.60 billion at December 31, 2005 and $7.55 billion at December 31, 2004. FIL is also eligible for financing through the Federal Home Loan Bank of San Francisco, from which financing is available at varying rates and terms. Additionally, FIL had a line of credit with the Federal Reserve Bank of San Francisco. In connection with its residential real estate loan origination business, which the Company has exited, as of December 31, 2006, the Company maintained four warehouse lines of credit, totaling $3.00 billion; there were no amounts outstanding under these facilities as of December 31, 2006. (See “Item 1. Business – Funding Sources.”)

During 2006, the Company’s disposition strategy for its loans held for sale was to primarily utilize whole loan sales and, to a lesser extent, securitizations. The Company attempted to build multiple whole loan sale relationships to achieve diversity and enhance market liquidity. During 2006, the Company transacted whole loan sales with 21 different financial institutions, the largest institution representing 20% of the total whole loan sales volume during this period. See “Item 7. Market Risk” for further discussion of liquidity and market risks.

As a holding company, Fremont General primarily pays its operating expenses, interest expense, taxes, obligations under its various employee benefit plans and stockholders’ dividends, and meets its other obligations, including with respect to its Senior Notes due 2009 and Junior Subordinated Debentures, primarily from its cash on hand, dividends from FIL through FGCC, intercompany tax payments and benefit plan reimbursements from FIL. Dividends paid on its common stock aggregated $33.4 million, $23.1 million, and $16.6 million during 2006, 2005 and 2004 respectively; however, no assurance can be given that future common stock dividends will be declared. The Order prohibits FIL from paying cash dividends without prior written consent of the FDIC and the DFI. Should future dividends from FIL (whether cash or residual interests) be limited and/or the cash flow from its retained residual interests be limited or significantly delayed, Fremont General may require funds from other sources (such as debt borrowings or equity infusions), which may be limited in availability, to meet its obligations. The Board of Directors has not declared any dividends since the fourth quarter of 2006. The Company believes it has very limited or no ability to pay cash dividends in the foreseeable future.

There exists certain Federal Income Tax and California Franchise Tax matters pending resolution, of which Fremont General is not yet able to make a determination of their ultimate liability, if any, but does not believe that the actual outcomes of these matters will adversely impact its liquidity or earnings. It is expected that the final resolution of these matters may take several years. (See Note 12 of Notes to Consolidated Financial Statements.)

The Company’s ability to access the capital markets is very limited as a result of the factors described herein. If it were able to access capital, it would likely be with disadvantageous conditions and pricing reflecting current factors.

54     FREMONT GENERAL CORPORATION

During 2005 and 2006, FIL transferred by dividend certain of its residual interests in securitized loans to FGCC, which is an intermediate holding company wholly-owed by Fremont General. The purpose of these dividends was to create an additional source of cash flow to Fremont General to the extent of cash received from the residual interests. The residual interests at FGCC as of December 31, 2006 had an estimated fair value of $29.3 million. The retained residual interests in securitized loans at FIL had an estimated fair value at December 31, 2006 of $56.1 million.

FIL’s ability to make dividends is subject to the limitations under the Revised Banking Law and its authorization to pay dividends is subject to provisions applicable to commercial banks, which is generally limited to the lesser of retained earnings or an industrial bank’s net income for its last three fiscal years, less the amount of any distributions made by an industrial bank or by any majority owned subsidiary of it to any of its stockholders during such period. However, with the prior approval of the DFI, an industrial bank may pay dividends up to the greatest of retained earnings, the industrial bank’s net income for its last fiscal year or the industrial bank’s net income for its current fiscal year. In policy statements, the FDIC has advised insured institutions that the payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. Under the Financial Institutions Supervisory Act and the Financial Institutions Reform, Recovery and Enforcement Act of 1989, federal regulators also have authority to prohibit financial institutions from engaging in business practices which are considered to be unsafe or unsound. The Order prohibits FIL from paying cash dividends without the prior written consent of the FDIC and the DFI.

During the year ended December 31, 2006, Fremont General purchased $9.8 million (at par value) of its 7.875% Senior Notes due 2009; the cost was approximately $9.7 million. During the year ended December 31, 2005, Fremont General purchased $5.2 million (at par value) of its 7.875% Senior Notes due 2009; the cost was approximately $5.1 million. During the year ended December 31, 2004, Fremont General retired at maturity its remaining $22.4 million (at par value) of 7.7% Senior Notes due 2004; in addition, $9.3 million (at par value) of the 7.875% Senior Notes due 2009 were purchased at a cost of approximately $9.3 million.

Fremont General has cash and cash equivalents of $69.6 million at December 31, 2006 and no debt maturities until March of 2009.

OFF-BALANCE SHEET ARRANGEMENTS
In 2006, the Company continued to securitize a certain amount of its residential real estate loans. Securitization is a process of transforming the loans into securities sold to investors. The loans are first sold to a special purpose corporation, which then transfers them to a qualifying special-purpose entity (a “QSPE”) which is legally isolated from the Company. The QSPE, in turn, issues interest-bearing securities, commonly known as asset-backed securities, that are secured by the future cash flows to be derived from the securitized loans. The QSPE uses the proceeds from the issuance of the securities to pay the purchase price of the securitized loans. The Company did not utilize unconsolidated special-purpose entities as a mechanism to remove non-performing assets from the consolidated balance sheets.

Securitization was used by the Company to provide an additional source of liquidity. The QSPEs were not consolidated into the Company’s financial statements since they meet the criteria established by SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). In general, those criteria require the QSPE to be isolated and distinct from the transferor (the Company), be limited to permitted activities, and have defined limits on the assets it can hold and the permitted sales, exchanges or distributions of its assets.

During 2006, the Company securitized $6.94 billion in residential real estate loans. The investors and the QSPEs do not have any recourse to the Company if the cash flows generated by the securitized loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, the Company removed from its balance sheet the carrying value of the loans securitized and added to its balance sheet the estimated fair value of the assets obtained in consideration for the loans, which generally included the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights. Additional information concerning the Company’s securitization activities is included in Notes 1, 7, 8, and 10 of Notes to Consolidated Financial Statements.

2006 ANNUAL REPORT     55

CONTRACTUAL OBLIGATIONS
The Company has contractual obligations and commitments related to its debt and operating leases for premises and equipment. The contractual obligations at December 31, 2006 are summarized by contractual maturity in the following table:

Payments Due by Period

		Less than	1-3	3-5	More than
(Thousands of dollars)	Total	1 Year	Years	Years	5 Years

FHLB advances	$1,060,000	$1,010,000	$50,000	$–	$–
Senior Notes due 2009	166,530	–	166,530	–	–
Junior Subordinated Debentures	103,093	–	–	–	103,093

Total debt	1,329,623	1,010,000	216,530	–	103,093
Operating lease obligations	88,528	18,908	34,343	20,743	14,534

TOTAL	$1,418,151	$1,028,908	$250,873	$20,743	$117,627

The table above excludes repurchase risk related to residential real estate loans the Company sells that are subject to standard industry representations and warranties that may require the Company to repurchase certain loans. Additional information concerning the Company’s repurchase reserves is included in Note 4 of the Notes to Consolidated Financial Statements.

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

Gain (Loss) on Whole Loan Sales and Securitizations
The Company recognizes net gains or losses on whole loan sales and securitizations of its residential real estate loans at the date of settlement and when the Company has transferred control over the loans to either a third party purchaser or to a qualified special-purpose entity in a securitization transaction. The amount of gain or loss for whole loan sales is based upon the difference between the net cash received for the loans and the allocated carrying value of the loans. The Company historically sold most of its whole loans on a servicing released basis and the net cash received includes a premium for the mortgage servicing rights; however, during 2006, the Company also began to sell its loans on a servicing retained basis whereby it retains the mortgage servicing rights and records a mortgage servicing rights asset. As more fully described in Part I, Item 1, “Business”, the Company has determined to withdraw from the residential real estate loan origination business and has ceased entering into new funding commitments with respect to residential mortgage loans, although the Company intends to honor outstanding commitments. The following discussion of the residential real estate lending business is qualified in its entirety by the foregoing. In a securitization transaction, the Company typically retains the mortgage servicing rights and a gain is recognized to the extent that the net selling price (based upon the allocated fair values of the assets obtained at the date of transfer) exceeds the carrying value of the loans sold. The Company structures each securitization transaction to meet the sale requirements of SFAS No. 140 and, as a result, at the closing of each securitization, the Company removes from its balance sheet the carrying value of the loans held for sale and adds to its balance sheet the estimated fair value of the assets obtained from the sale of loans through the securitization transaction which generally include the cash received (net of transaction expenses), retained junior class interests (residual interests in securitized loans), and mortgage servicing rights. The carrying value of the

56     FREMONT GENERAL CORPORATION

loans sold generally is the loan principal balance plus the direct costs of origination, less the net amount of fees received from the borrower.

The Company typically monetizes its initial retained residual interests through the issuance of net interest margin securities (or “NIMs”). The initial residual interests represent certain excess cash flows and prepayment fees from the securitization transaction; these cash flows serve as the collateralization for issuing the NIMs. These initial residual interests are sold to a QSPE from which interest-bearing notes are issued. The cash flow from the initial residual interests pays down the NIM notes until they are paid in full; the Company retains an interest which entitles it to receive the cash flow coming to the NIM QSPE after the NIM notes have been extinguished. The Company values its retained interest in a NIM transaction at fair value utilizing various assumptions that are inherently subject to volatility, such as anticipated prepayments of the loans, estimated credit losses and interest rate projections, and thus the value of the retained interest may exhibit variation as economic other conditions fluctuate. The Company estimates the values of the mortgage servicing rights that it establishes upon the completion of a securitization or a whole loan sale with servicing rights retained by utilizing various factors (such as prepayment speeds and delinquency levels) that are subject to variability. Thus, the balance of the mortgage servicing rights asset is subject to variation as various conditions change.

In relation to the whole loan sale process, the Company maintains a repurchase reserve, a valuation reserve and a premium recapture reserve. The provisions for these reserves are recorded as adjustments to the Company’s net gain (loss) on sale. The valuation reserve is reflected as a reduction in the balance of loans held for sale, while the repurchase and premium recapture reserves are classified in other liabilities. The repurchase reserve is established to estimate the liability associated for loans sold that are subsequently required to be repurchased from or repriced with the various whole loan buyers the Company sells loans to. The repurchase or repricing is due primarily to the occurrence of first payment defaults after the loan has been sold. The valuation reserve is established to reflect the Company’s estimate of inherent valuation impairment of its loans held for sale. The premium recapture reserve represents the estimated probable refunds of premiums previously received on whole loan sales transactions for loans that pre-pay to the whole loan sale buyer either due to early loan prepayments by the borrower or for loans repurchased by the Company. See Note 4 of Notes to Consolidated Financial Statements for more detail on these reserves. The establishment of these reserves includes a great deal of judgment by the Company as to loan repurchase frequency and severity, as well as the estimated valuation of loans held for sale that have not yet been sold or have been repurchased. These estimates have a high degree of volatility due to the impact of the secondary markets upon the valuation of the loans, the changing level of loans that will experience payment defaults that subject it to repurchase or repricing and the level to which buyers of whole loans request eligible loans to be repurchased or repriced. The Company utilizes various data elements to make its estimates of these reserves and the related provisions, but the reserves are subject to change as factors change.

Allowance for Loan Losses
The allowance for loan losses is an estimate by management of known and probable losses in the loan portfolio. The allowance for loan losses is established through a provision for loan losses in the consolidated statements of operations and reduced by charge-offs of loan balances related to specific loans. The Company utilizes a systematic methodology for determining an appropriate allowance for loan losses. Management’s methodology for evaluating the adequacy of the allowance encompasses a variety of risk assumptions, both quantitative and qualitative, and the process includes a periodic loan by loan review of loans that are individually evaluated for impairment as well as detailed reviews of other loans, either individually or in pools. Quantitative factors include historical loss experience (by property type and geographic market), delinquency trends, collateral values, specific problem loans, trends in problem and potential problem loans, and other relevant factors. Qualitative factors include prevailing economic trends (regionally, nationally and by industry), trends in volume, size and terms of loans, changes in risk selection and underwriting standards, loan concentrations (geographic, property type and industry), and other relevant factors. While this methodology utilizes historical and other objective information deemed to warrant recognition in evaluating the adequacy of the allowance, the adequacy of the allowance is subject to variation as conditions change.

2006 ANNUAL REPORT     57

Derivatives
The Company utilizes various derivative financial instruments in connection with its interest rate risk management activities and, as of December 31, 2006, utilized a combination of forward sales commitments and Eurodollar futures contracts to hedge its residential loans held for sale and a certain portion of its unfunded pipeline. The Company’s forward sales commitments represent obligations to sell loans at a specific price and date in the future. The value of these commitments increases as interest rates increase. Short Eurodollar futures contracts are standardized exchange-traded contracts, the values of which are tied to spot Eurodollar rates at specified future dates. The values of these futures contracts increase when interest rates increase. These derivatives are intended to reduce the risk of adverse fair value changes in certain interest rate environments. As established by SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (“SFAS No. 133”), derivative financial instruments are reported at their fair value. The Company distinguishes commitments to sell forward loans in two categories, allocated and unallocated. Allocated forward sales commitments are contractual sales agreements whereby a specific pool of loans is agreed upon to be sold to specific buyers at a contractually agreed upon date and price. Both the allocated and unallocated sales commitments are currently treated as economic hedges not designated as accounting hedges and are classified as free-standing derivatives. The Company’s Eurodollar futures contracts are currently treated as economic hedges not designated as accounting hedges and are classified as free-standing derivatives.

Income Taxes
The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessments. Realization of the deferred tax assets is dependent upon the ability to recover previously paid taxes through loss carrybacks and the generation of future taxable income during the periods in which temporary differences become deductible. Management’s judgments regarding future profitability may change due to future market conditions, and many other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances.

Recent Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). This amended standard requires all entities to recognize compensation expense over the related vesting period in an amount equal to the fair value of share-based payments granted to employees. The Company adopted SFAS No. 123(R) as of January 1, 2006 on the modified prospective basis without any significant impact on the Company’s financial position or results of operations. The primary impact of adopting SFAS No. 123(R) on the Company’s financial statements was the reclassification of the deferred compensation balance as of December 31, 2005 ($20.9 million) related to its nonvested restricted shares to additional paid-in capital. (See Notes 18 and 20 of Notes to Consolidated Financial Statements.)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 requires a change in accounting principle to be retrospectively applied as of the beginning of the first period presented in the financial statements as if that principle had always been used, unless it is impracticable to do so. SFAS No. 154 applies to all voluntary changes in accounting principles as well as to changes required by accounting pronouncements that do not include specific transaction provisions. The Company adopted SFAS No. 154 as of January 1, 2006 without any significant impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 requires companies to evaluate their interests in securitized financial assets and determine whether the interests are freestanding derivatives or hybrid financial instruments that may be subject to bifurcation. SFAS No. 155 provides companies with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends

58     FREMONT GENERAL CORPORATION

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Company does not believe the adoption of SFAS No. 155 will have a significant impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires entities to separately recognize a servicing asset or liability when undertaking an obligation to service a financial asset under a servicing contract in certain situations, including a transfer of the servicer’s financial assets that meets the requirements for sale accounting. SFAS No. 156 requires that any such servicing asset or liability be initially measured at fair value, if practicable, and then provides the option to either: (1) carry the mortgage servicing rights (“MSRs”) at fair value with changes in fair value recognized in current period earnings; or (2) continue recognizing periodic amortization expense and assess the MSRs for impairment as originally required by SFAS No. 140. The Company adopted SFAS No. 156 effective January 1, 2007 without any impact; electing to continue to record periodic amortization expense as originally required under SFAS No. 140.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step approach for the recognition and measurement of a tax position taken or expected to be taken in an entity’s tax return. The first step in the evaluation of a tax position is recognition: The Company must determine whether it is more likely than not that a given tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In this evaluation the Company must presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position meeting the more-likely-than-not recognition threshold is recorded at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company adopted FIN No. 48 effective January 1, 2007 resulting in a charge to beginning retained earnings of $3.4 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and provides for expanded disclosures concerning fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value; however, focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 also establishes a fair value hierarchy used to classify the source of information used by the entity in fair value measurements. That is, assumptions developed based on market data obtained from independent sources (observable inputs) versus the entity’s own assumptions about market assumptions developed based on the best information available in the circumstances (unobservable inputs). The Company is currently evaluating the impact of adopting SFAS No. 157; however, the Company does not believe the adoption will have a significant impact on its financial position or results of operations. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008.

In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Specifically, SAB No. 108 indicates that registrants should use both a balance sheet (iron curtain) approach as well as an income statement (rollover) approach when quantifying and evaluating the materiality of a misstatement. SAB No. 108 contains guidance on correcting errors under this dual approach as well as transition guidance for correcting errors existing in prior years. The Company adopted the provisions of SAB No. 108 as of and for the quarter ended September 30, 2006 without any impact on the Company’s financial position or results of operations.

2006 ANNUAL REPORT     59

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure many financial instruments and certain other items at fair value at specified election dates with changes in fair value reported in earnings. The fair value option may be applied on an instrument by instrument basis (with some exceptions), is irrevocable (unless a new election date occurs) and is applied only to entire instruments and not to portions of instruments. The FASB indicated that the objective of this statement is to improve financial reporting by providing entities the opportunity to mitigate volatility in reported earnings that are caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. The Company is currently evaluating the impact of adopting SFAS No. 159. SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the sub-headings “Market Risk,” and “Overview” in the Company’s Management’s Discussion and Analysis is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are set forth in the “Index” on page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

60     FREMONT GENERAL CORPORATION

Item 9A. Controls and Procedures

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2006, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The management of Fremont General is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all error and all fraud. All internal control systems, regardless of how well designed and operated, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation.

The evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective to insure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding the required disclosure, because of the material weaknesses described below:

The Company’s management concluded that material weaknesses existed in its internal control over financial reporting as of December 31, 2006. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following two material weaknesses were identified:

As of December 31, 2006, we did not maintain effective operation of internal control over the application of accounting principles generally accepted in the United States of America, resulting in material adjustments to the Company’s preliminary annual consolidated financial statements for the year ended December 31, 2006. Specifically, the Company misapplied the application of subsequent event accounting literature to its residential real estate loans held for sale, residual interests in securitized assets, and repurchase reserves as of December 31, 2006. This misapplication resulted in net understatement of loss on sale in the preliminary consolidated financial statements of approximately $34.8 million and a net understatement of impairment of retained residual interests of approximately $25.6 million. These adjustments are properly reflected in the Company’s consolidated financial statements as incorporated by reference in Item 8 — Financial Statements and Supplementary Data.

As of December 31, 2006, we did not maintain effective monitoring controls over the Company’s commercial real estate business. Specifically, the following deficiencies were noted:

•	The grading of some commercial loans were not consistent with the Company’s loan grading guidelines; and

•	The valuation methodology used for collateral dependant loans was inappropriate.

As a result, there was an understatement of the allowance for loan loss in the preliminary consolidated financial statements as of December 31, 2006 of approximately $35.7 million. This adjustment to the allowance for loan loss is properly reflected in the Company’s consolidated financial statements as incorporated by reference in Item 8 — Financials Statements and Supplementary Data.

The Company believes that its consolidated financial statements included in this Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of, and for, the periods presented.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Squar, Milner, Peterson, Miranda & Williamson LLP (“Squar Milner”) an independent registered public accounting firm, as stated in their audit report which is included elsewhere herein.

2006 ANNUAL REPORT     61

REMEDIATION OF MATERIAL WEAKNESSES
As more fully described in Part I Item 1 — Business, on July 2, 2007, the Company completed the sale of its commercial real estate lending business and related $6.27 billion loan portfolio to iStar. The material weakness as of December 31, 2006 related to monitoring controls was isolated to the commercial real estate business. The Company has discussed this material weakness with Squar, Milner, Peterson, Miranda & Williamson, LLP, the Company’s independent registered public accounting firm, and as of the filing date of this report the Company has concluded that this material weakness has been eliminated by the sale of its commercial real estate lending business and related $6.27 billion loan portfolio in the third quarter of 2007.

The Company has also fully remediated the material weakness related to the misapplication of subsequent event accounting literature, as Management increased training and education related to proper accounting treatment for subsequent events. This was completed in the third quarter of 2007.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Except as otherwise discussed herein, there have been no changes in the Company’s internal controls over financial reporting that occurred in the last fiscal quarter of 2006 that have materially affected, or are reasonably likely to material affect, the Company’s internal controls over financial reporting.

AUDITOR’S ATTESTATION REPORT
The Report of Independent Registered Public Accounting Firm on page F-4 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 9B. Other Information

The Company’s Chief Executive Officer has certified to the New York Stock Exchange (“NYSE”) that he is not aware of any violation by the Company of NYSE corporate governance listing standards as of the date of the certification that was filed in 2006 with the Company’s NYSE 303A Annual Affirmation.

The Company is filing with the Securities and Exchange Commission, as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K, the Sarbanes-Oxley Act Section 302 certification regarding the quality of the Company’s public disclosure.

62     FREMONT GENERAL CORPORATION

Part III
Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS
The Company’s Board of Directors (hereinafter called the “Board” or the “Board of Directors”) currently consists of seven directors, four of whom are independent directors. The information set forth below as to each director has been furnished to us by the respective directors:

		Principal Business Experience During Past	Director
Name	Age	Five Years and Certain Other Directorships	Since

James A. McIntyre	75	Chairman of the Board. Chief Executive Officer of the Company from 1976 to 2004. Director and officer of the Company and certain subsidiary companies during the past 43 years.	1972
Wayne R. Bailey	52	Executive Vice President and Chief Operating Officer of the Company since 2004. Executive Vice President, Treasurer and Chief Financial Officer of the Company from 1995 to 2004; Senior Vice President and CFO of the Company from 1994 to 1995; Vice President and CFO from 1990 to 1994. Director and officer of certain subsidiary companies during the past 20 years.	1996
Thomas W. Hayes	62	Chief Executive Officer and Chairman, TWH Advisors LLC, a consulting services firm, since 2002; formerly President and Director of MetWest Securities/Metropolitan West Financial, Inc., a multi-billion dollar investment management company, from December 1994 through December 2001; formerly Director of the Financial Restructuring Team/Financial Advisory, Orange County California from December 1994 to February 1995; Representative, Orange County Investment Pool from 1996 to February 2000; Director of Finance for the State of California from January 1991 to July 1993; Treasurer for the State of California from January 1989 to January 1991; Auditor General for the State of California from January 1979 to January 1989. Non-director member of the governance committee of Amerco, Inc. Director and chairman of the audit committee of FIL.	2001
Robert F. Lewis	70	Attorney, founding partner and Managing Partner, Lewis Brisbois Bisgaard & Smith LLP since 1979. Director and member of the audit committee of FIL.	2002
Russell K. Mayerfeld	54	Managing Member, Excelsus LLC, an advisory services firm since 2004; advisory services and private investor from April 2003 to March 2004; Managing Director, Investment Banking, UBS Warburg LLC and predecessors from May 1997 to April 2003; Managing Director, Investment Banking, Dean Witter Reynolds, Inc. from 1988 to 1997. Director of Reassure America Life Insurance Company (an indirect subsidiary of Swiss Re) since June 2005. Director and member of audit committee and corporate governance committee of HealthSpring, Inc., a Medicare health maintenance organization since February 2006. Director and member of the executive committee of MH Equity Services LLC, a privately held equity firm since June 2006. Director and member of the audit committee of FIL.	2004
Louis J. Rampino	54	President and Chief Executive Officer of the Company since 2004. President and Chief Operating Officer of the Company from 1995 to 2004; director and officer of the Company and certain subsidiary companies during the past 24 years; employee for 30 years.	1994
Dickinson C. Ross	83	Retired; formerly Chairman of Johnson & Higgins of California, an international insurance brokerage firm.	1987

AUDIT COMMITTEE.
The Audit Committee is organized and conducts its business pursuant to a written charter adopted by the Board of Directors, a copy of which is posted on the “Governance” page of our website at www.fremontgeneral.com. The members of the Audit Committee are independent directors Hayes, who chairs the committee, Lewis and Mayerfeld. The Audit Committee meets with management, the independent auditor and the internal auditors to make inquiries regarding the manner in which the responsibilities of each

2006 ANNUAL REPORT     63

are being discharged and to report their findings to the Board of Directors. The Audit Committee meets separately, without management present, with the independent auditor and with the internal auditors. The Audit Committee also meets in executive session. This committee is primarily concerned with the integrity of our financial statements, our compliance with legal and regulatory requirements and the independence and performance of our internal and external auditors. The Board has determined that members of the Audit Committee satisfy the criteria required under applicable SEC and NYSE standards for independence and financial literacy.

The Board has determined that Director Hayes satisfies the criteria for classification as an “audit committee financial expert” as set forth in the applicable rules of the SEC.

CORPORATE GOVERNANCE
Fremont General has strong corporate governance guidelines, including those set forth in our Guidelines on Significant Governance Issues (“Governance Guidelines”), Audit Committee Charter, Compensation Committee Charter, Governance and Nominating Committee Charter and Code of Ethics for Senior Financial Officers. These documents and our Code of Conduct can be found on the “Governance” page of our website at www.fremontgeneral.com. Copies also may be obtained without charge upon request by writing to the following address: Corporate Secretary, Fremont General Corporation, 2425 Olympic Boulevard, 3rd Floor, Santa Monica, California 90404. Our Policy on Treatment of Employee and Contractor Complaints Regarding Accounting and Auditing Matters and financial concern hotline provide employees with a mechanism by which concerns over financial, accounting or audit matters can be reported in a confidential and anonymous manner and adequately addressed. The Board reviews our Governance Guidelines and the committee charters at least annually. In addition, the Board, the Audit Committee, the Compensation Committee and the Governance and Nominating Committee conduct annual self-assessment evaluations.

EXECUTIVE OFFICERS
The following table sets forth the names, ages, employment dates and positions of the executive officers of the Company and the date each became an officer of the Company (or its predecessor companies). All of the executive officers have been with the Company for over five years, except for Mr. Nicolas who became an executive officer of the Company in 2007, and have served as officers of the Company and its subsidiary companies.

Executive officers are elected annually by the Board of Directors. There are no family relationships among directors, nominees for director and executive officers.

			Employee	Officer
Name	Position	Age	Since	Since

Louis J. Rampino	President and Chief Executive Officer	54	1977	1989
Ronald J. Nicolas, Jr.(1)	Senior Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer	48	2005	2007
James A. McIntyre	Chairman of the Board	75	1963	1963
Wayne R. Bailey	Executive Vice President and Chief Operating Officer	52	1986	1989
Raymond G. Meyers	Senior Vice President and Chief Administrative Officer	61	1980	1989
Alan W. Faigin	Senior Vice President, General Counsel and Chief Legal Officer	51	1980	1994

(1)	Mr. Nicolas was appointed Senior Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer on July 11, 2007, succeeding Patrick E. Lamb who submitted his voluntarily resignation from the Company on July 9, 2007, as reported in the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2007. Mr. Nicolas first joined the Company in 2005 as Executive Vice President and Chief Financial Officer of FIL. Prior to joining FIL, Mr. Nicolas was Executive Vice President and Chief Financial Officer of Aames Financial Corporation from 2001 to 2005. Prior to that, he was Executive Vice President and CFO of KeyBank USA, and held other officer positions at KeyCorp USA.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of common stock and other securities of the Company on Forms 3, 4 and 5 with the SEC and the NYSE. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

64     FREMONT GENERAL CORPORATION

Based solely on review of reports received by the Company or written representations from the Reporting Persons, we believe that with respect to the fiscal year ended December 31, 2006, all of the Reporting Persons complied with all applicable Section 16(a) filing requirements, except that Messrs. Rampino, Lamb, Bailey, Walker, Faigin and Lewis each failed to timely file one Form 4.

Item 11. Executive Compensation

2006 DIRECTOR COMPENSATION
The following table sets forth information regarding total compensation paid to each non-employee director of our Board of Directors during the fiscal year ended December 31, 2006. The compensation paid to any director who was also one of our employees during 2006 is presented in the 2006 Summary Compensation Table and related explanatory tables. Such employee-directors do not receive separate compensation for service on our Board of Directors.

COMPENSATION OF DIRECTORS

					Change in
					Pension Value and
					Nonqualified
	Fees Earned			Non-Equity	Deferred	All Other
	or Paid in	Stock Awards	Option	Incentive Plan	Compensation	Compensation
Name	Cash($)(1)	($)(2)(3)(4)(5)	Awards($)	Compensation($)	Earnings($)(6)	($)(4)	Total($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Thomas W. Hayes	90,500	99,992	–	–	–	2,335	192,827
Robert F. Lewis	92,000	49,992	–	–	–	1,649	143,641
Russell K. Mayerfeld	92,000	112,080	–	–	–	5,760	209,840
Dickinson C. Ross	66,500	49,992	–	–	–	1,569	118,061

(1)	Includes an annual retainer fee of $30,000 for service on our Board of Directors, plus an additional annual retainer of $20,000 for service on the Audit Committee and/or Compensation Committee, for a combined total annual retainer not to exceed $50,000. Also includes meeting fees for participation in meetings of the Board of Directors during 2006 as follows: Mr. Hayes — $16,500, Mr. Lewis — $18,000, Mr. Mayerfeld — $18,000 and Mr. Ross — $16,500. For Mr. Hayes, Mr. Lewis and Mr. Mayerfeld the total amount also includes $24,000 of director fees paid by Fremont Investment & Loan (“FIL” or the “Bank”) for serving on its board of directors. All board-related fees for Mr. Hayes are paid to TWH Advisors, LLC, a consulting services firm and for Mr. Mayerfeld to Excelsus LLC, a single-member LLC.

(2)	The amounts reported in Column (c) above reflect the aggregate dollar amounts recognized for restricted stock awards for financial statement reporting purposes under Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“FAS 123R”) for 2006 (disregarding any estimates of forfeitures related to service-based vesting conditions), and thus includes amounts from awards granted prior to 2006. For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see (i) Note 20 of Notes to Consolidated Financial Statements and (ii) similar footnotes to the Company’s audited financial statements for prior years included in the Company’s Annual Report on Form 10-K filed with the SEC for such years, each of which notes is incorporated herein by reference.

(3)	Directors were awarded shares of restricted stock on May 18, 2006 as follows: Mr. Hayes — 4,768 shares, Mr. Lewis — 4,768 shares and Mr. Ross — 4,768 shares. The grant date fair value for each of the director’s awards was $99,985, as calculated for financial statement reporting purposes utilizing the provisions of FAS 123R. Mr. Mayerfeld was not eligible for this grant because of a grant of 24,000 shares made to him in 2004, which vests through January 1, 2008.

(4)	All other compensation includes non-preferential dividends paid in 2006 on shares of unvested restricted stock that had been awarded to the directors. These dividends are not factored into the calculation of the grant date fair value of the shares of restricted stock under FAS 123R.

(5)	As of December 31, 2006, the number of unvested restricted shares held by each non-employee director is as follows: Mr. Hayes — 7,194 shares, Mr. Lewis — 4,768 shares, Mr. Mayerfeld — 12,000 shares and Mr. Ross — 4,768 shares.

COMPENSATION OF DIRECTORS
Our current compensation program for directors who are not employees of the Company or any of its subsidiaries became effective on May 19, 2005 and includes the following components:

Annual Retainer — Non-employee directors are paid an annual retainer of $30,000 for service on the Board of Directors, plus an additional annual retainer of $20,000 for service on the Audit Committee and/or Compensation Committee, for a combined total annual retainer not to exceed $50,000. No additional compensation is paid for serving on other committees of the Board.

Meeting Fees — Non-employee directors are paid a $1,500 per meeting fee for participation in meetings of the Board of Directors. The directors are reimbursed for actual expenses incurred to attend meetings of the

2006 ANNUAL REPORT     65

Board of Directors and its committees. Directors are not paid meeting fees for attendance at Board committee meetings.

Restricted Stock — Non-employee directors are entitled to receive awards of restricted shares of our common stock. The current annual restricted stock award is equal to two times the total Board and committee annual retainer in effect on the date of grant (presently, $50,000). The number of shares is determined by dividing the product of two times the retainer amount (presently, $100,000) by the fair market value of our common stock on the date of grant. Each award will have a two year term. Restrictions on the shares will be released at a rate of 50% per year beginning on January 1st of the year following the grant of the award, provided the director is still serving on the Board on the vesting date. Grants pursuant to this formula are only available to each seated non-employee director after restrictions on share balances from pre-May 2005 awards have been fully released. This same formula also serves as the basis for restricted stock awards to new non-employee directors, however no new non-employee directors joined the Board of Directors during 2006. Restricted stock awards to non-employee directors are currently being made under our stockholder approved 2006 Performance Incentive Plan (the “Equity Plan”). Our Board or one or more committees appointed by our Board administers the Equity Plan (the “Administrator”). The Administrator has the ability to interpret and make all required determinations under the Equity Plan. The Board is the Administrator of the Equity Plan with respect to awards to members of the Compensation Committee, and has otherwise delegated general administrative authority to the Compensation Committee. Under the Equity Plan, if there is a corporate transaction such as a dissolution, recapitalization, stock-split, merger, combination, reorganization, spin-off, exchange of common stock, sale of substantially all assets or other similar unusual or extraordinary transaction where the Company does not survive (or does not survive as a public company), each director’s restricted stock award will become fully vested, unless the Administrator determines that the vesting of the award should not be accelerated because it has provided for the substitution, assumption, exchange or other continuation of the award. In addition, the Administrator has the discretion to accelerate the vesting of each director’s restricted stock award in connection with a change in control event as defined in the Equity Plan. The Administrator’s interpretive authority includes making any required proportionate adjustments to restricted stock awards to reflect the corporate transactions described above. Directors are entitled to dividend rights and tax withholding rights on their restricted stock awards granted under the Equity Plan.

Other Compensation — Non-employee directors participate in our Continuing Compensation Plan for Retired Directors. This plan was previously adopted by the Board of Directors for non-employee directors who retire from active service on the Board after completing at least five consecutive years of service as a director of the Company. Under the plan, for three years following an eligible director’s retirement from the Board, we will continue paying to the retired director monthly fees equal to the amount of the monthly retainer fee in effect at the time of the director’s retirement from the Board. Such benefits as remain owing are extended to the surviving spouse of an eligible director who dies prior to retirement or during the three-year period thereafter. None of our non-employee directors had an increase in the actuarial present value of their benefits under plan during 2006.

In addition, directors Hayes, Lewis and Mayerfeld serve on the board of directors and audit committee of FIL, a subsidiary company, for which FIL pays director fees of $2,000 per month to each of the non-employee directors. During 2006, directors Hayes, Lewis and Mayerfeld were each paid director fees of $24,000 by FIL. Directors of FIL are elected annually. Directors Hayes, Lewis and Mayerfeld were first elected to FIL’s board in 2001, 2003 and 2004, respectively. The directors are reimbursed for actual expenses incurred to attend FIL’s board of director and audit committee meetings. Mr. Hayes also serves on the board of directors of Fremont Mortgage Securities Corporation, a subsidiary company of FIL, for which no director fees were paid in 2006.

COMPENSATION DISCUSSION & ANALYSIS
This section discusses the principles underlying our executive compensation policies, practices and decisions and other important factors relevant to an analysis of these policies, practices and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the tables and narrative that follow. All references in this section to “executive officers” include the “Named Executive Officers,” who are the Company’s Principal Executive Officer, Principal Financial Officer and the three most highly compensated executive officers other than the Principal Executive Officer and Principal Financial Officer for 2006.

66     FREMONT GENERAL CORPORATION

OVERVIEW OF COMPENSATION PROGRAM

Our compensation policy with respect to our executive officers has long been and continues to be focused on paying for performance principally as related to achievement of pretax earnings targets. Short-term and long-term incentive awards payable in cash and/or equity are based on this pretax earnings performance measure.

The compensation program for the Company’s executive officers is composed of three basic components tied to financial objective performance standards: (i) base salary, (ii) annual cash and stock ownership bonus opportunity and (iii) long term cash and stock ownership bonus opportunity. In addition, executive officers receive certain perquisites and participate in broad-based benefits programs. In keeping with the stated policy of the Compensation Committee of our Board of Directors (the “Committee”) and to ascertain that our compensation practices are comparable to those of companies which have similar businesses and size, the Committee reviews reports and data developed by our internal staff and by retained nationally recognized outside compensation consultant firms.

OBJECTIVES OF OUR EXECUTIVE COMPENSATION PROGRAM

The Committee believes that the primary objectives of its executive compensation program are to (i) further the long term interests of our stockholders, (ii) provide a competitive advantage in attracting and retaining our executive talent and (iii) provide an ownership culture. The Committee believes that the most effective executive compensation program for the Company is one that is focused primarily on performance-based incentives and designed to reward the achievement of our specific annual, long term and strategic goals utilizing pretax earnings targets as the primary measure. The Committee emphasizes long term equity compensation by generally paying half of both the annual bonus and long term incentive awards in the form of shares of restricted stock and, at times, making discretionary awards of restricted stock. These equity awards provide for executive stock ownership, which enhances retention of our key executives, promotes an ownership culture and encourages long term value creation. The salary levels of our executive officers are increased only periodically, as required to maintain market competitiveness and to reflect changes in individual scope of responsibilities.

ROLE OF OUR COMPENSATION COMMITTEE

The Committee is comprised of independent, outside directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and independent, non-employee directors within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934 (the “1934 Act”), respectively, who also meet the independence requirements of the New York Stock Exchange (the “NYSE”). The Committee reviews and approves all compensation decisions for officers who are designated by the Board of Directors as “officers” for purposes of Section 16 and as “executive officers” for purposes of Item 401(b) of Regulation S-K of the 1934 Act.

As part of its annual review of the Company’s executive compensation programs and strategies, the Committee has reviewed and approved all components of compensation, as well as total compensation, paid to each of the Named Executive Officers during 2006. The Committee believes the compensation is reasonable when compared with the compensation of executive officers of comparable companies. The Committee believes that our executive compensation program includes an appropriate balance between salary and variable compensation arrangements. The Committee has reviewed potential amounts that could be received by each of the Named Executive Officers under our various compensation and benefit plans upon retirement, an involuntary termination of employment, or in connection with a change in control of the Company, and has concluded that the amounts to which each of the Named Executive Officers would be entitled and the potential payouts are reasonable under the applicable circumstances.

In governing pay for executives, the Committee works under an established written charter that can be viewed on our website at www.fremontgeneral.com. Annually the Committee conducts a review of total compensation. The Committee annually approves, administers and interprets our executive compensation and benefit programs and practices, including our (i) Executive Officer Annual Bonus Plan (the “Annual Plan”), (ii) Executive Officer Long Term Incentive Compensation Plan (the “LTIP”), (iii) 2006 Performance Incentive Plan (the “Equity Plan”) and (iv) all discretionary awards of cash or equity to executive officers.

2006 ANNUAL REPORT     67

At the beginning of the applicable performance periods under the Annual Plan and the LTIP the Committee establishes the pretax earnings targets and approves the level of awards that each executive officer may earn upon achievement of the pretax earnings targets. The Committee can exercise a limited amount of discretion in modifying awards to executives under the Annual Plan and the LTIP. For instance, the Committee may decrease the amount paid out as awards earned under the Annual Plan or the LTIP upon achievement of the targets for a given performance period, but may not increase the amount paid out for such awards above the amount approved by the Committee at the beginning of the plan year.

ROLE OF EXECUTIVE OFFICERS IN COMPENSATION DECISIONS

Executive management develops competitive pay comparisons and prepares pertinent analyses and information for the Committee and makes recommendations to the Committee regarding executive compensation. Our executive officers provide input to the Committee on the performance of executive officers for pay considerations and provide at least annually a comprehensive schedule detailing all components of executive compensation, as well as total compensation, for each executive officer. Executive management proposes an annual operating budget for review and approval by our Board of Directors (the “Board”). Based on the annual budget, and more specifically the projected pretax earnings, approved by the Board, management recommends pretax earnings targets and the participants and their individual performance targets under the Annual Plan for the Committee’s consideration and approval. Executive management also recommends the pretax earnings targets and the participants and their individual performance targets under the LTIP for the Committee’s consideration and approval. Occasionally executive management recommends awards to executive officers of discretionary cash bonus amounts and/or awards of shares of restricted stock for the Committee’s consideration and approval. Based on our strategy, market trends and internal considerations, executive management may retain legal counsel to assist in plan design and to provide counsel on legal and regulatory considerations, retain consultants to develop market pay benchmarks and assist in plan design, and present proposals for program changes for review and approval by the Committee.

SETTING EXECUTIVE COMPENSATION

General Principles

The Committee’s primary principles in determining the pay program are (i) to structure our annual and long term incentive based cash and non-cash executive compensation to motivate executives to achieve the business goals we set and to reward the executives for achieving such goals, (ii) to offer a distinctive pay program that provides a competitive advantage in attracting and retaining executive talent, and (iii) to provide executive pay programs that align the interests of executives with those of our stockholders. As indicated above, for compensation purposes, the Committee focuses primarily on achievement of pretax earnings objectives. The Committee defines the talent market for its senior executives as companies (i) with which we compete for business, (ii) in related industries, (iii) requiring similar executive skills and backgrounds, (iv) of similar size or scope of operations and (v) with similar financial characteristics.

Benchmarking and Surveys

In establishing current executive compensation policies, programs and practices, and determining how to allocate among the various components of pay, the Committee reviews comprehensive benchmark market pay data selected on the basis of market trends and competitive considerations. An independent outside compensation firm selected by executive management generally assembles this competitive pay data. The most recent comprehensive review was performed in 2004 by Towers Perrin, a global professional services firm specializing in human resources consulting, design and management, actuarial and management consulting to the financial services industry, and reinsurance intermediary services. Our executives and the consultant select peer companies used in comprehensive benchmark analyses from companies in the financial services and mortgage banking industries. As part of this comprehensive competitive pay review, the Committee looks at such pay elements as base salary, bonus, total cash compensation, long term incentives, total direct compensation, and based on prevalence and key design features only, benefits and perquisites. The data provided to the Committee may include regression analysis and other statistical tools to address differences in our annual revenues because of the large variance in size among companies

68     FREMONT GENERAL CORPORATION

comprising the peer group. The peer group used in our most recent executive compensation benchmark analysis included Towers Perrin’s 2003 Compensation Data Bank — Financial Services Industry (148 participants), Watson Wyatt’s 2003/04 Industry Report on Top Management Compensation — Financial Services (123 participants) and Aon’s 2003 Mortgage Banking Compensation Survey sponsored by the Mortgage Bankers Association of America (138 participants). In consideration of our aggressive performance targets, the Committee generally targets base salary, total cash compensation and total direct compensation at the 75th percentile of the market pay points for executives in similar positions at comparable companies, although variations may occur as dictated by the experience level of the individual and market factors.

Incentive Plan Award Levels

At the beginning of each year, the Committee determines the level of awards that each executive officer may earn under the Annual Plan for that year. Likewise, at the beginning of the three-year performance period under the LTIP, the Committee determines the level of awards that each executive officer may earn under the LTIP. At the time the Company inaugurated its executive officer incentive award program, the award levels were established based upon the scope of an executive officer’s individual responsibilities combined with competitive pay benchmarks. From time to time the Committee may approve adjustments in incentive plan award levels. However, the levels of awards generally remain approximately the same from year to year unless there has been a material change in the scope of an executive officer’s individual responsibilities and/or a significant increase in competitive pay benchmarks.

Individual Performance Review

The Board reviews the performance of the Chairman of the Board, the Chairman of the Board reviews the performance of the Chief Executive Officer (the “CEO”), and the CEO reviews the performance of subordinates. In making decisions to increase pay, the Committee primarily considers material changes in the scope of an executive officer’s individual responsibilities and/or a significant increase in competitive pay benchmarks.

Influence of Tax and Accounting Treatment

The Annual Plan, LTIP and Equity Plan are designed to qualify executive compensation paid under these plans for tax deductibility under Section 162(m) of the Code. Otherwise, the tax and accounting treatments of alternative forms of pay are considered but generally do not significantly influence the Committee’s decisions on the design of the executive pay program and its component plan designs.

Equity Grant Practice

In general, awards of restricted stock are made pursuant to our Equity Plan or, prior to May 2006, a predecessor plan. The Committee is the administrator of our Equity Plan for awards to executive officers. Equity awards granted by the Committee are currently in the form of restricted shares of the Company’s common stock. Our Equity Plan also provides for the award of stock options and other types of equity awards. However, since 1997 the Committee has granted equity awards exclusively in the form of restricted stock. The Committee believes that awards of shares of restricted stock provide a better long term incentive than other types of equity awards. The grant date of annual and other equity awards is the date the Committee approves the equity awards. In 2006, the Committee performed a comprehensive review of our grant date practices for stock options, restricted stock awards and other equity awards and determined that our past and current practices are aligned with best practice guidelines and are compliant with applicable rules and regulations of the Securities and Exchange Commission and the NYSE.

Equity Awards Granted under Annual Plan and LTIP — Generally, the Committee considers and approves restricted stock awards to the executive officers and key employees at the end of the one-year performance period under the Annual Plan and at the end of the three-year performance period under the LTIP, after the just completed fiscal year’s pretax earnings have been determined. The Committee determines whether and the extent to which the pretax earnings targets for the applicable performance period have been achieved. This determination is generally made at the Committee’s first regularly scheduled meeting of the year in

2006 ANNUAL REPORT     69

February, and to the extent bonuses have been earned under the Annual Plan, and LTIP when applicable, the Committee authorizes payment of the earned cash bonus amounts and grants the earned shares of restricted stock. The restricted stock grants earned under our Annual Plan and LTIP generally precede our public announcement of year-end financial results of operations.

Discretionary Awards — The Committee may, in its discretion, grant equity awards at any time under our Equity Plan. In November 2006, the Committee granted discretionary awards of restricted stock to our executive officers and other key employees. Additional information is provided below under the caption “2006 Components of Named Executive Officer Compensation — Annual Bonus Opportunity” concerning the discretionary bonus payments approved in November 2006.

Other Equity Awards — In addition to the grants described above, from time to time the Committee may grant awards of restricted stock to executives for promotion, recognition or retention purposes and also for newly-hired individuals. Grants of restricted stock must be approved by the Committee with the exception that the Board delegated to the Chief Executive Officer and the Chief Operating Officer, or either of them acting individually, the authority to approve awards under the Equity Plan of up to 100,000 shares in the aggregate in any one calendar year to employees other than executive officers or to themselves. This was done to streamline administration of the Equity Plan.

2006 COMPONENTS OF NAMED EXECUTIVE OFFICER COMPENSATION

Base Salary

Base salaries for our executive officers are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. The Committee approves base salary amounts at levels it believes necessary to successfully attract and retain talented and experienced executives. Generally, we believe that executive base salaries, including the salary of our Named Executive Officers, should be targeted at the 75th percentile of the market for executives in similar positions at comparable companies in the financial services and mortgage banking industries, as discussed above under “Setting Executive Compensation” — “Benchmarking and Surveys.” Base salary represents only a portion of each executive’s total targeted cash compensation opportunity each year.

The Committee annually reviews the base salary for each executive officer and has discretion to increase the base salaries. An increase in annual base salary results in a proportionate increase in performance-based pay and the amount paid by the Company in the form of contributions under its Employee Stock Ownership Plan. During 2006, Named Executive Officers who received an increase in annual base salary are Mr. Lamb, whose base salary increased from $350,000 to $400,000 and Mr. Walker, whose base salary increased from $450,000 to $500,000. The base salary paid to the other Named Executive Officers remained unchanged from 2005. See “2006 Summary Compensation Table” and accompanying narratives.

Annual Bonus Opportunity

The Company places significant emphasis on attaining predetermined pretax earnings targets. It provides each executive with an opportunity to earn an annual bonus upon the Company’s achievement of those goals.

In terms of the Committee’s overall compensation objectives, annual bonuses for our executive officers provide for variable pay for annual performance relative to the established performance targets. Our executive officers participate under the Annual Plan, which was approved by our stockholders in 2004. The Annual Plan provides each executive with an opportunity to earn an annual bonus comprised of cash and shares of restricted stock upon our achievement of pretax earnings goals established by the Committee at the beginning of the one-year performance period. The restricted stock awards have three-year vesting terms, which the Committee believes serve as an executive retention tool, promote longer term investment by the executives in the Company and create additional incentive to promote the success of the Company.

Under the Annual Plan, bonus “targets” represent the balance of each executive’s total targeted annual cash compensation opportunity. Target bonuses for the Named Executive Officers were generally equal to 50% of each Named Executive Officer’s base salary amount, while target bonuses for other executives generally range from 10% to 50% of each executive’s base salary amount. The Committee determines these individual

70     FREMONT GENERAL CORPORATION

“target” bonus amounts at a level such that, in combination with base salary, provides total compensation that is competitive relative to market targeted in the 75th percentile of total cash compensation for achievement of challenging target performance standards. These individual “target” bonus amounts are set by the Committee at the beginning of the plan year to reflect the ranking and relative level of contribution each executive is expected to make to the achievement of our predetermined pretax earnings goals. Actual bonuses earned can range from 50% of the executive’s “target” amount for performance at the minimum acceptable pretax earnings level set by the Committee, to a maximum of three times the executive’s “target” amount for pretax earnings substantially in excess of our pretax earnings goals.

At the end of the one-year performance period, the Committee determines the extent to which the pretax earnings targets for the performance period have been achieved and authorizes payouts to the executive officers of bonuses earned under the Annual Plan. Bonuses are paid in cash at 100% of the amount of the cash bonus earned plus an award of shares of restricted common stock equal to 100% of the amount of the cash bonus earned. The number of shares of restricted stock is determined by dividing 100% of the amount of the cash bonus earned under the Annual Plan by the fair market value of Company common stock on the date of grant, as determined under the Annual Plan. The awards of restricted stock include dividend rights. Restrictions on the shares awarded are generally released annually in one-third increments beginning on January 1st of the year following the grant. Salary levels at year end are used to calculate bonuses. The Company can realize favorable tax deductions on the compensation paid to its Named Executive Officers under the Annual Plan because awards under the plan are intended to qualify under Section 162(m) of the Code.

In March 2006 the Committee approved, and the Board ratified, pretax earnings targets under the Annual Plan for 2006 bonuses, payable in 2007 upon achievement of the targets. The pretax earnings target for the one-year performance period of January 1, 2006 to December 31, 2006 for the Company was set at $312.9 million and for Fremont Investment & Loan was set at $366.8 million. In setting the targets under the Annual Plan for 2006 bonuses, the Committee considered prior annual incentive bonus plan performance period payout levels based on historical results and the probability of achievement of the projected pretax earnings goal in the business environment for the plan year. The Committee sets the minimum, target and maximum levels such that the relative difficulty of achieving the pretax earnings target level is consistent from year to year.

In March 2006, the Committee approved minimum, target and maximum bonus award levels, as a percent of salary, for the executive officers under the Annual Plan for 2006 bonuses based upon achievement of 80% (for minimum bonus payout) to 120% (for maximum bonus payout) of the pre-established pretax earnings targets for 2006.

In February 2005, the Committee approved, and the Board ratified, pretax earnings targets for 2005 bonuses payable in 2006 under the Annual Plan upon achievement of the pretax earnings targets for the one-year performance period January 1, 2005 through December 31, 2005. In March 2006, the Named Executive Officers received the bonus payments set forth below under the Annual Plan for 2005 bonuses. The following bonus amounts that were earned in 2005 were reported in the Summary Compensation Table in last year’s Proxy Statement.

	Annual Plan	Annual Plan
Name	2005 Cash Bonus($)	2005 Restricted Stock Award(#)

Louis J. Rampino	1,200,000	52,933
Patrick E. Lamb	525,000	23,158
James A. McIntyre	-0-	-0-
Wayne R. Bailey	1,050,000	46,317
Kyle R. Walker	663,750	29,279

As discussed more extensively in the Management’s Discussion and Analysis section of our annual report on Form 10-K for the year ended December 31, 2006, the Company is a financial services holding company which has been engaged in commercial real estate and non-prime or sub-prime residential real estate lending operations on a nationwide basis through the Company’s wholly-owned industrial bank operating subsidiary, Fremont Investment & Loan. Loans originated by the Company have been made primarily on a first mortgage basis. Generally, the Company’s non-prime or sub-prime residential loans were underwritten with a view

2006 ANNUAL REPORT     71

toward their resale into the secondary mortgage market through whole loan sales or securitization. When borrowers fail to make their mortgage payments their loans go into default. The secondary mortgage market purchaser of the residential loans may have certain recourse which results in their request to the lenders to repurchase the loans in default. This “early payment default” experience increased steadily during 2006 which increased the number of these loans repurchased by the lenders, including by the Bank. This was an unanticipated industry-wide problem which contributed to the changing competitive dynamics in the sub-prime real estate lending market. The Bank made modifications to its residential loan origination parameters in mid-2006 with an objective of reducing its early payment delinquencies and overall loan repurchase levels, however the “early payment default” problem continued to have a negative impact on the Bank.

In November 2006, our executive management reported to the Committee and the Board that the pretax earnings targets under the Annual Plan for 2006 bonuses were not expected to be achieved. They explained that the primary cause of this expected result was the unanticipated industry-wide early payment default problem, one that was outside the control of the executives and was expected to continue to materially and adversely affect earnings through 2006 at the Bank. The executive officers reported that the Company, like many of its peer companies in the sub-prime mortgage market, had been negatively affected by rising costs associated with the sustained high level of repurchase requests attributed to the elevated level of early payment defaults. Executive management reported that despite the extraordinary negative impact of the early payment defaults, the overall performance of the executives had been more than satisfactory. After deliberation, the Committee concluded that a failure to make bonus awards would adversely affect our ability to retain our key executives and management talent who are instrumental to our business operations. This was of special concern given the highly competitive demand in the marketplace for individuals with the level and quality of talent that the Company keenly wished to protect. The Committee noted the accomplishments and contributions during 2006 by our executive officers and other key employees in areas of performance under their control, which in many areas included performance above expectations.

Accordingly, on November 15, 2006, the Committee took the following actions with regard to the compensation of our executive officers for 2006 bonuses. The Committee suspended the Annual Plan for 2006 bonuses. The Committee then approved a combination of discretionary cash and equity awards to executive officers in order to recognize their accomplishments and contributions during 2006 and as a measure the Committee believed important for the retention of our key talent in a competitive environment. The components of the one-time discretionary bonus and restricted stock award to the executive officers are as follows:

Cash Bonus:  On November 15, 2006 the Committee approved a one-time cash bonus to be paid in February 2007 to executive officers of the Company other than Messrs. McIntyre, Rampino and Bailey. The one-time cash bonus amount generally equaled the cash amount that would have been paid at each executive officer’s individual “target” level if the pretax earnings targets were achieved under the Annual Plan for 2006 bonuses.

Restricted Stock Award:  On November 15, 2006, the Committee approved discretionary awards of restricted shares of common stock to executive officers of the Company other than Mr. McIntyre. The shares of restricted stock were awarded under our Equity Plan. Restrictions on these shares will be released annually in one-third increments beginning on January 1, 2008. The awards of shares of restricted stock include dividend rights. The Committee determined the number of shares of restricted stock that were awarded on November 15, 2006 by dividing two times (2x) the Named Executive Officer’s annual base salary for Messrs. Lamb and Walker and two and one-half (2.5x) times the annual base salary for Messrs. Rampino and Bailey by the fair market value of our common stock on the award date.

The amount of the cash bonus and the number of restricted stock shares approved by the Committee on November 15, 2006 for each of the Named Executive Officers for performance during the fiscal year ended December 31, 2006 are set forth below. The compensation to the Named Executive Officers under these discretionary cash and restricted stock awards does not qualify as “performance-based” under Section 162(m) of the Code and therefore may not be fully deductible for federal income tax purposes.

72     FREMONT GENERAL CORPORATION

	Discretionary	Discretionary
Name	One-Time Cash Bonus ($)	Restricted Stock Award (#)

Louis J. Rampino	-0-	125,000
Patrick E. Lamb	200,000	50,000
James A. McIntyre	-0-	-0-
Wayne R. Bailey	-0-	110,000
Kyle R. Walker	250,000	63,000

See “2006 Summary Compensation Table” and “Grants of Plan-Based Awards in 2006 Table.”

Long Term Compensation

In addition to annual compensation considerations, we have adopted three forms of long term compensation described below. These awards also are consistent with our pay for performance principles.

LTIP Bonus Opportunity

The Executive Officer Long Term Incentive Compensation Plan (the “LTIP”) provides for a bonus opportunity dependent upon achievement of our predetermined cumulative pretax earnings targets during a three-year period as a function of an executive’s base salary for the period. The LTIP was approved by our stockholders in 2004.

The Committee’s primary objectives in providing the LTIP are to focus our executives on achieving the prescribed three-year pretax earnings goals and long term value creation for our stockholders. The LTIP provides variable pay for long term performance and aids in retention of our executive officers and key employees. The Committee believes that the LTIP target awards are at a level that, in combination with salary and target annual bonus incentives, provides total direct compensation that is competitive relative to approximately the 75th percentile for total direct compensation. The LTIP’s three-year performance targets reflect current year pretax earnings goals and targeted increases for years two and three of the performance cycle. In setting LTIP performance targets the Committee also considers the additional difficulty associated with achievement of a three-year pretax earnings goal. LTIP three-year performance targets do not change if annual results during the three-year performance cycle fall short of or exceed annual bonus plan goals.

In March 2005, the Committee approved and the Board ratified cumulative pretax earnings targets of $1.490 billion for the Company and $1.664 billion for FIL for the three-year performance period that runs from January 1, 2005 through December 31, 2007 for bonuses payable to our executive officers in 2008 upon achievement of the targets under the LTIP. The Committee approved minimum, target and maximum cash bonus award levels, as a percent of salary, for our executive officers under the LTIP based upon achievement of 60% to 120% of the three-year cumulative pretax earnings targets established at the beginning of the performance period. An average of the executive’s salary at year end for each of the three years is used in the bonus calculation. At the end of the three-year performance period, the Committee will determine whether and the extent to which the cumulative pretax earnings targets have been achieved, and if achieved, will authorize payouts to the executive officers of bonuses earned under the LTIP. Bonuses will be paid in cash equal to 100% of the earned cash bonus amount and may also include an award of shares of restricted common stock of up to 100% of the earned cash bonus. The number of shares of restricted stock received will be determined by dividing up to 100% of the cash bonus earned under the LTIP by the fair market value of our common stock. The grant of restricted stock will be made under our Equity Plan. The term of the restricted stock award will be set by the Committee on the date LTIP bonus payouts are authorized, but generally the restrictions will be released in annual one-third increments beginning on January 1st of the year following the award date. The Company can realize income tax deductions for compensation paid to the executive officers under the LTIP because awards under the plan are intended to qualify under Section 162(m) of the Code. The Company does not expect the pretax earnings targets under the LTIP to be achieved.

Stock Ownership

The Committee’s intent in making stock awards to the executive officers has been to link the financial interests of the executives very closely to those of our stockholders through share ownership. In the

2006 ANNUAL REPORT     73

preceding paragraphs (under the “Equity Grant Practice” discussion under the heading “Setting Executive Compensation” and under the discussion of “Annual Bonus Opportunity” and “Long Term Compensation” under the heading “2006 Components of Named Executive Officer Compensation”) we explained the equity component of our Annual Plan and LTIP, as well as the awards of shares of restricted stock granted to the executive officers in November 2006. The shares of restricted stock awarded and issued to the executive officers in November 2006 as payment of the one-time discretionary bonuses were pursuant to our Equity Plan. Shares of restricted stock awarded to executive officers include voting and dividend rights that mirror the benefits offered to all other stockholders. The Committee believes this reinforces our desired ownership culture.

Shares granted in 2006 under our Equity Plan and 1997 Plan:

•	An aggregate of 1,685,201 shares of restricted common stock were awarded during 2006, of which 1,296,822 shares were issued pursuant to our Equity Plan and 388,379 shares were issued pursuant to our 1997 Plan.

•	170,516 of these 1,685,201 restricted shares were awarded in March 2006 to the named executive officers included in our 2005 Proxy Statement; these shares were earned in 2005 under the Annual Bonus Plan for 2005 bonuses and were reported in the Summary Compensation Table in last year’s Proxy Statement (executive officer’s individual award amounts are reported in the preceding paragraphs under the caption “Annual Bonus Opportunity”).

•	348,000 of these 1,685,201 restricted shares were awarded in November 2006 to the Named Executive Officers in this year’s Proxy Statement; these were one-time discretionary awards approved by the Committee and are reported in the compensation tables that follow (executive officer’s individual award amounts are also reported in the preceding paragraphs under the caption “Annual Bonus Opportunity”).

•	the total number of restricted shares awarded to the Named Executive Officers in 2006 is as follows: Rampino — 177,933 shares; Lamb — 73,158 shares; Bailey — 156,317 shares; and Walker — 92,279 shares.

See “2006 Summary Compensation Table” and “Grants of Plan-Based Awards in 2006 Table” and accompanying narratives.

Life, Supplemental Income Protection and Personal Liability Insurance

We provide a Group Variable Universal Life Insurance Program (the “GVUL”) for our executive officers and certain other key employees. The GVUL replaces basic group term life insurance coverage that would otherwise be paid by the Company for these employees. The objectives in providing GVUL are to provide security for executives and beneficiaries, as well as an opportunity for the executive’s capital accumulation and a valuable benefit to attract and retain executives.

We provide a Personal Liability Insurance Program for our executive officers and certain other key employees. Participants under this program are provided with personal liability protection of $2 million to $15 million, depending upon the individual participant’s position with the Company and its subsidiaries. Personal liability insurance is provided to protect the executive’s personal assets.

We provide an Individual Income Protection Policy for executive officers to supplement their group long term disability coverage that is limited due to plan levels. This benefit provides security for executives and their beneficiaries, and will replace up to 75% of an executive’s basic monthly earnings, less group long term disability benefits to $5,000, due to an injury or sickness that prevents them from performing the duties of their occupation. The level of long term disability insurance is set to provide a targeted, competitive level of coverage.

Other Personal Benefits and Perquisites

The Company provides our Named Executive Officers with other personal benefits and perquisites which the Company and the Committee believe are reasonable and consistent with the Company’s overall compensation and benefits program and practices. The Committee periodically reviews and approves the level of these personal benefits and perquisites.

74     FREMONT GENERAL CORPORATION

The Named Executive Officers are provided with reasonable auto and medical allowances, club membership and dues, and occasional use of the corporate aircraft for personal and business-related air travel for safety and security reasons. In most cases, the full incremental costs for personal use of our plane are paid directly to the charter company by the executive and not by the Company. Depending on seat availability, family members of executive officers may travel on the corporate aircraft to accompany executives who are traveling on business. There is no additional incremental cost to the Company for these additional passengers. The Committee has provided our Chief Executive Officer with a car and driver to enable efficient use of the executive’s time. Executive officers are eligible to participate in all of our employee benefit plans including our insurance plans for medical, dental, vision, long term care, disability and life. These and other personal benefits and perquisites are discussed in further detail under the “All Other Compensation” column of the “2006 Summary Compensation Table” and the related footnote (5) to such table.

Retirement and Other Benefit Plans

The Company maintains the Fremont General Corporation and Affiliated Companies Investment Incentive Plan (“401(k) Plan”), the Fremont General Corporation Employee Stock Ownership Plan (“ESOP”), the Fremont General Corporation 2003 Excess Benefit Plan (“EBP”) and the Fremont General Corporation Supplemental Executive Retirement Plan II (“SERP II”). We also maintain the Fremont General Corporation Supplemental Executive Retirement Plan (“SERP”) which is a predecessor plan to the SERP II. (Due to legislation governing deferred compensation, the SERP was frozen as of December 31, 2004 and no additional deferrals or other amounts, except for earnings or losses, were credited under this plan since that date.) Our executive officers participate in these retirement plans. The objective in providing the supplemental retirement benefits under the EBP and SERP II for executive officers and other eligible employees is to allow participants to receive Company-paid benefits that are disallowed under the 401(k) Plan and/or the ESOP. The SERP II allows executives to elect to defer compensation. The EBP provides greater share ownership by our executive officers, which serves to more closely align their interests with the interests of our stockholders. The plans also are a valuable retirement benefit to attract and retain the executive talent essential to the Company’s success. Disbursement of the employee’s account balances in these retirement plans will occur following termination of employment or death or, with respect to the SERP II, if earlier, upon a specified date selected by the executive.

•	The 401(k) Plan is a qualified employee retirement plan under Section 401(a) and 401(k) of the Code. Under the 401(k) Plan, employees may elect to have up to 15% of their eligible compensation deferred and deposited with the plan trustee which will invest the money at the employee’s discretion among a variety of investment funds, including a Company stock fund. Employee contributions are matched by the Company at a rate of one dollar for every dollar contributed up to 6% of eligible compensation deferred by the employee. Eligible employees may also make catch-up contributions permitted under the Code. The Company may make additional contributions in its discretion. Company contributions during 2006 to eligible participants were in shares of Company common stock. Participants have discretion to diversify out of Company common stock after the Company’s contribution has been allocated into participants’ accounts. Effective April 13, 2007, the Company started making such matching contributions in cash rather than Company common stock. All employee contributions are 100% vested. All employees who were actively employed with the Company or one of its subsidiaries on or after January 1, 2003 are 100% vested in their account balances.

•	The ESOP is a qualified retirement plan as defined by the Code. Under the ESOP, the Company may contribute cash and/or stock to be held in trust for eligible employee participants to provide for retirement income for our employees. Annually the Board establishes the Company’s contribution at the level it deems appropriate and reasonable, taking into account the financial performance of the participating companies. For the 2006 plan year, the Board approved a contribution level of 5% of eligible compensation for each eligible employee participant. Contributions for the 2006 plan year were made in March 2007 in shares of Company common stock. All participants who were actively employed with the Company or one of its subsidiaries on or after January 1, 2007 are 100% vested in their account balances.

•	The EBP was adopted by the Board in 2003 as a mechanism to insure that participants who are subject to limitations on ESOP contributions under Section 415 of the Code receive the full benefit of the annual ESOP contribution declared by the Board.

2006 ANNUAL REPORT     75

•	The Company adopted the SERP II as a mechanism for providing full benefits to those executive officers subject to Code limitations. These limits may affect (i) the amount of eligible compensation permitted to be deferred into the Company’s 401(k) Plan, (ii) the amount of matching contributions the Company may make with respect to deferrals, and (iii) the amount of any ESOP contribution declared by the Board to be allocated to the ESOP. The objectives of the Committee in providing the SERP II to the Named Executive Officers and other eligible officers are to provide contributions on pay that is limited or disallowed under tax qualified plans and to provide a deferred compensation opportunity to executives. Eligible participant compensation deferrals under the SERP II, in combination with the employee’s 401(k) compensation deferrals, may equal up to 100% of total eligible compensation (except that participants may not defer amounts the Company is required to withhold or deduct for taxes or other benefit plans, or as otherwise required by law). The Company credits matching amounts based on the participant’s deferrals to the extent the matching contributions could not be made under the 401(k) Plan. The Company, in its discretion, may make additional “contributions” on behalf of participants. Unless otherwise provided by the Board with respect to discretionary “contributions,” participants are vested in the amounts credited to their SERP II accounts.

The EBP and SERP II are described in more detail under “Nonqualified Deferred Compensation” and accompanying narratives.

Severance Benefits

The Company has entered into employment agreements with Messrs. Rampino, Bailey, and McIntyre, and has entered into a management continuity agreement with Messrs. Lamb and Walker which provide for certain payments in the event of certain terminations of employment or a change in control or “Company Event” as defined in the agreements. In 2007, the Company entered into an employment agreement with Mr. Lamb which does not include a change in control provision and which replaced his management continuity agreement. These agreements provide for acceleration of vesting with respect to unvested shares of restricted common stock or other equity awards that have been awarded to the executive and also provide for severance compensation to be paid if the executives are terminated under certain conditions as defined in the agreements. The Company’s purpose for providing protection of the executive’s compensation in a change in control situation is to: (i) permit executives to focus their attention and energies on our business without being distracted by the effects of a change in control on their continued employment and income or by seeking alternative employment; (ii) protect the Company from losing key executives which could cause disruptions in the business, reduce the value of the Company, reduce the value of a pending transaction that was the change in control triggering event, and cause us to sustain significant reductions in capabilities and resulting performance if the transaction is not completed; and (iii) promote the ability of our executive officers to act in the best interests of our stockholders even though they could be terminated as a result of the transaction.

The Committee’s rationale for selecting the criteria included in the definition of a “Company Event” in these agreements is to provide benefits to covered executives in the event of various changes in our ownership, or changes in the composition of the Board that result in an actual or effective change in control. For purposes of the employment agreements, a “Company Event” also will have occurred if Mr. McIntyre, while serving as Chairman of the Board of Directors, has a conservator of his person appointed or dies, an event which would change the terms under which the executives agreed to employment with the Company. The employment agreements provide for various severance payments and acceleration of vesting of outstanding equity awards and compensation for subsequent termination. The management continuity agreement provides for acceleration of vesting of outstanding equity awards and severance payments under certain conditions. The agreements are described in more detail under “Potential Payments upon Termination or Change in Control.”

TAX AND ACCOUNTING IMPLICATIONS

Deductibility of Executive Compensation

United States federal income tax law places limits on deductibility of compensation in excess of $1 million paid in any one year to our Chief Executive Officer and to each of the other four highest-paid executive officers listed in the Summary Compensation Table unless this compensation qualifies as “performance-

76     FREMONT GENERAL CORPORATION

based.” Performance-based compensation, as defined in the tax law, is fully deductible if the programs under which the compensation is paid are approved by a company’s stockholders and other requirements are met. The Company believes that compensation paid under our Annual Plan and LTIP are generally fully deductible for federal income tax purposes. While the Committee designs certain components of its executive compensation program to comply with the requirements of Section 162(m), it believes that stockholder interests are best served by not restricting the Committee’s discretion and flexibility in designing its overall compensation program, even though such program may result in some non-deductible compensation expenses. Accordingly, the Committee has from time to time approved, and may in the future approve, compensation arrangements for certain officers that are not fully deductible. In certain situations, the Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers. In this regard, the one-time discretionary cash bonuses that were approved in November 2006 and paid in February 2007 and the discretionary restricted stock awards approved in November 2006 do not qualify as “performance-based” and therefore may not be fully deductible for federal income tax purposes.

Non-Qualified Deferred Compensation
The American Jobs Creation Act of 2004 added Section 409A to the Code (“Section 409A”), which changed the tax rules applicable to nonqualified deferred compensation arrangements with respect to compensation deferred and vested on or after January 1, 2005. Final regulations will become effective January 1, 2008. We believe that we are operating in good faith compliance with the provisions of Section 409A and the transition guidance issued thereunder. A more detailed discussion of our nonqualified deferred compensation arrangements is provided under the heading “Nonqualified Deferred Compensation.”

Accounting for Stock-Based Compensation
Beginning on January 1, 2006, we began accounting for stock-based payments for all equity based programs, including our restricted stock program, unexercised stock options, in accordance with the requirements of FAS 123(R) which is used to develop the assumptions necessary and the appropriate model to value the awards as well as the timing of the expense recognition over the requisite service period, generally the vesting period, of the award.

IN SUMMARY
The Committee believes that the total compensation paid to our Named Executive Officers for the fiscal year ended December 31, 2006 achieves the overall objectives of the Company’s executive compensation program and includes an appropriate balance between salary and variable compensation arrangements.

2006 ANNUAL REPORT     77

Report of the Compensation Committee of the Board of Directors on Executive Compensation

The Compensation Committee of our Board of Directors has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

Compensation Committee

Dickinson C. Ross, Chairman
Thomas W. Hayes
Robert F. Lewis
Russell K. Mayerfeld

78     FREMONT GENERAL CORPORATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
All of the Compensation Committee members whose names appear on the Compensation Committee Report above served as members of the Compensation Committee during all of our 2006 fiscal year. No current member of the Compensation Committee is a current or former executive officer or employee of the Company, or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during our 2006 fiscal year.

2006 SUMMARY COMPENSATION TABLE
The following table presents information regarding compensation of our Named Executive Officers for services rendered during the fiscal year ended December 31, 2006.

							Change in Pension
							Value and
Name						Non-Equity	Nonqualified
and				Stock	Option	Incentive Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($) (1)	($) (2)	($)(3)	($)	($)	Earnings(4)	($)(5)	($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Louis J. Rampino President & Chief Executive Officer	2006	800,000	–	3,298,919	–	–	–	1,394,247	5,493,166
Patrick E. Lamb Senior Vice President, Treasurer & Chief Financial Officer	2006	390,385	200,000	778,381	–	–	–	360,027	1,728,793
James A. McIntyre Chairman of the Board	2006	800,000	–	2,981,676	–	–	253,299	1,536,770	5,571,745
Wayne R. Bailey Executive Vice President & Chief Operating Officer	2006	700,000	–	2,654,080	–	–	–	1,041,458	4,395,538
Kyle R. Walker President & Chief Executive Officer, Fremont Investment & Loan	2006	490,385	250,000	1,096,258	–	–	–	444,463	2,281,106

(1)	Amounts reported include any portion of salary that the Named Executive Officer elected to defer under our qualified and non-qualified deferred compensation plans.

(2)	Amounts reported represent discretionary cash bonuses awarded on November 15, 2006. These bonuses were payable in February of 2007, but were earned for services performed during 2006.

(3)	Amounts reported for restricted stock awards reflect the aggregate dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) (disregarding any estimates of forfeitures related to service-based vesting conditions) for the fiscal year ended December 31, 2006. Amounts reported include amounts recognized from awards granted in and prior to 2006 pursuant to our 1995 Restricted Stock Award Plan, our 1997 Stock Plan and the Equity Plan. For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see (i) Note 20 of Notes to Consolidated Financial Statements and (ii) similar footnotes to the Company’s audited financial statements for prior years included in the Company’s Annual Report on Form 10-K filed with the SEC for such years, each of which notes is incorporated herein by reference.

(4)	Amounts reported for Mr. McIntyre represent the aggregate change during the current fiscal year in the actuarial present value of his accumulated benefit under a consulting arrangement that provides for benefits that begin upon certain terminations of his employment.

(5)	Amounts reported include personal liability insurance premiums, a holiday bonus, annual executive medical payments and amounts attributable to the other perquisites and benefits identified below:

			Imputed
			Income					Employer	Non-Preferential	Employer
			From					Contribution to	Dividends	Paid
		Company	Executive	Personal		Personal	Payment	Qualified and	Paid on	Employment
	Annual	Provided	Life	Use of	Country	Cell	for Excess	Non-Qualified	Restricted	Taxes on
	Auto	Car and	Insurance	Company	Club	Phone	Vacation	Retirement	Stock	Non-Qualified
	Allowance	Driver	Benefits	Aircraft	Expenses	Usage	Days	Plans	Awards	Deferred
Name	($)	($)	($)	(1) ($)	($)	($)	($)	($)	($)	Compensation

Louis J. Rampino	–	71,356	7,814	2,833	10,480	910	86,154	1,035,461	156,024	12,988

Patrick E. Lamb	15,600	–	1,991	–	–	–	–	289,962	39,609	3,164

James A. McIntyre	21,600	–	78,584	–	12,500	–	169,231	1,081,904	148,063	14,662

Wayne R. Bailey	19,200	–	5,868	–	15,371	3,389	–	850,026	126,822	10,556

Kyle R. Walker	14,100	–	2,073	–	–	–	–	360,039	54,576	3,974

(1)	The Company considers the incremental cost of aircraft usage to be operational costs, comprised of fuel, flight crew, aircraft cleaning, catering, ramp, landing and parking fees. It excludes maintenance and fixed costs of owning the aircraft. Amounts reported for Mr. Rampino have been adjusted to report the incremental cost for use of our aircraft for personal travel, net of amounts paid by Mr. Rampino directly to the charter company for the operational costs of such flights, rather than on the basis of the Standard Industry Fare Level rate.

2006 ANNUAL REPORT     79

BASE SALARY AND BONUS
Base Salary.  Each of the Named Executive Officers is (or was, in the case of Messrs. Lamb and Walker) employed by the Company pursuant to the terms of an employment agreement, or, in the case of Messrs. Lamb and Walker, a management continuity agreement). The employment agreements and management continuity agreements for each of the Named Executive Officers establish his base salary. For example, Mr. Rampino’s employment agreement provides for an initial base salary of $550,000 per year. Mr. Rampino’s base salary may be increased by the Company from time to time in its discretion, but the Company is restricted from decreasing his base salary below the initial amount specified in his employment agreement. The other Named Executive Officers’ agreements work similarly, as they each specify an initial base salary that may be increased in the Company’s discretion, but which the Company is restricted from decreasing. As discussed in more detail in the Compensation Discussion and Analysis, the Committee reviews each Named Executive Officer’s base salary on an annual basis to determine whether any increase in base salary is warranted. In making its determination, the Committee considers the factors discussed above under “Compensation Discussion and Analysis — 2006 Components of Named Executive Officer Compensation — Base Salary.” Each Named Executive Officer’s base salary earned for the Company’s 2006 fiscal year was the amount reported for the officer in the 2006 Summary Compensation Table above.

Discretionary Bonus.  On November 15, 2006, Messrs. Lamb and Walker received a one-time discretionary cash bonus following the suspension of the Annual Plan for 2006. These bonuses were earned during 2006, but were payable in February of 2007. The other Named Executive Officers were not awarded similar discretionary bonuses. The full amount of Messrs. Lamb’s and Walker’s bonuses are reported in the 2006 Summary Compensation Table above. The sum of Messrs. Rampino’s, Lamb’s, McIntyre’s, Bailey’s and Walker’s base salaries plus their bonuses represented 14.6%, 34.2%, 14.2% , 15.6% and 32.5% of their respective total compensation amounts reported in the 2006 Summary Compensation Table.

GRANTS OF PLAN-BASED AWARDS IN 2006
The following table sets forth certain information with respect to grants of equity awards and non-equity incentive plan awards made during the fiscal year ended December 31, 2006 to each of our Named Executive Officers. In accordance with SEC rules, amounts reported include awards granted for 2006 under our Annual Plan, even though this plan was suspended in November of 2006 and the awards originally granted were not paid.

								All Other		All Other
								Stock		Option
								Awards:		Awards:	Exercise or	Grant
		Estimated Future Payouts			Estimated Future Payouts			Number of		Number of	Base	Date Fair
		Under Non-Equity			Under Equity			Shares of		Securities	Price of	Value of
		Incentive Plan Awards(1)			Incentive Plan Awards(1)			Stock or		Underlying	Option	Stock and
		Threshold	Target	Maximum	Threshold	Target	Maximum	Units		Options	Awards	Option
Name	Grant Date	($)	($)	($)	($)	($)	($)	(#)		(#)	($/Sh)	Awards

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)	(k)	(l)

	3/8/06							52,993	(2)			1,199,991	(2)
Louis J. Rampino	11/15/06	200,000	400,000	1,200,000	200,000	400,000	1,200,000	125,000	(3)	–	–	2,056,250	(3)
	3/8/06							23,158	(2)			524,992	(2)
Patrick E. Lamb	11/15/06	100,000	200,000	600,000	100,000	200,000	600,000	50,000	(3)	–	–	822,500	(3)
James A. McIntyre	–	–	–	–	–	–	–	–		–	–	–
	3/8/06							46,317	(2)			1,050,006	(2)
Wayne R. Bailey	11/15/06	175,000	350,000	1,050,000	175,000	350,000	1,050,000	110,000	(3)	–	–	1,809,500	(3)
	3/8/06							29,279	(2)			663,755	(2)
Kyle R. Walker	11/15/06	125,000	250,000	750,000	125,000	250,000	750,000	63,000	(3)			1,036,350	(3)

(1)	On March 1, 2006, each of the Named Executive Officers except Mr. McIntyre was designated as a participant in the Annual Plan for 2006 and was awarded the opportunity to earn a bonus under the plan if the Company achieved the applicable performance targets. The amounts reported in Columns (c), (d) and (e) represent the potential amounts payable in cash under the Annual Plan for 2006 at threshold, target and maximum performance levels. Named Executive Officers were also eligible to receive an award of that number of restricted shares having a value equal to the cash bonus earned. Because the restricted share awards are denominated in dollars, we have reported the dollar value of the potential restricted stock awards for each Named Executive Officer at threshold, target and maximum performance levels. The Annual Plan was suspended for 2006 bonuses on November 15, 2006, and none of the amounts reported as incentive plan awards were actually paid to the Named Executive Officers.

(2)	Amounts reported represent restricted shares awarded under our 1997 Stock Plan in respect of performance under the Annual Plan for 2005. These restricted shares were previously reported in the Company’s Summary Compensation Table for 2005 for each of the Named Executive Officers included in the 2005 table. However, due to the SEC’s changes to the disclosure rules, these same restricted share grants are also required to be reported in this table because the grants were made during the first part of 2006.

(3)	Amounts reported represent restricted stock awards made to the Named Executive Officers under our Equity Plan.

80     FREMONT GENERAL CORPORATION

NON-EQUITY INCENTIVE PLAN AWARDS
In the first quarter of 2006, each of the Named Executive Officers except Mr. McIntyre was designated as a participant in the Annual Plan for 2006. Under the Annual Plan for 2006, these Named Executive Officers were eligible to earn an annual bonus based upon the Company’s attainment of pretax earnings targets established by the Committee. Each Named Executive Officer’s threshold cash bonus listed above would have become payable upon attainment of 80% of the pretax earnings target, the target bonus would have become payable upon attainment of 100% of the pretax earnings target and the maximum bonus would have become payable upon attainment of 120% of the pretax earnings target. Intermediate performance between these three levels would have resulted in intermediate payouts. In addition to the cash bonus, these Named Executive Officers were also entitled to receive an award of restricted shares having a value equal to 100% of the amount of the cash bonus earned. The number of restricted shares would have been determined by dividing 100% of the amount of the cash bonus earned by the fair market value of the Company’s common stock on the date of grant. Any such restricted shares awarded would have been subject to a vesting schedule, and would have ordinarily become vested in one-third increments beginning on January 1 of the year following the grant. As mentioned above, the Annual Plan was suspended for 2006 bonuses on November 15, 2006, and none of the amounts reported as incentive plan awards in the Grants of Plan-Based Awards in 2006 table above were actually paid to the Named Executive Officers. Please see “Compensation Discussion and Analysis — 2006 Components of Named Executive Officer Compensation — Annual Bonus Opportunity” for a discussion of the pretax earnings targets for 2006, and how the amount of each Named Executive Officer’s annual bonus opportunity was determined.

RESTRICTED STOCK AWARDS
1997 Plan Awards.  During 2006, each of the Named Executive Officers except Mr. McIntyre was granted an award of restricted shares under our 1997 Stock Plan in respect of performance under the Annual Plan for 2005. These restricted shares were earned for performance during 2005 (and were thus reportable in the 2005 Summary Compensation Table), although the awards were not actually granted until the first part of 2006. The shares of restricted stock are actual shares of our common stock that are subject to forfeiture prior to becoming vested. The Named Executive Officers are entitled to exercise voting rights and receive any dividends paid with respect to their shares of restricted stock in the same manner as our other stockholders, but these rights will cease upon any forfeiture of the restricted shares. Shares of restricted stock may generally not be transferred by the Named Executive Officers prior to becoming vested. Each Named Executive Officer’s restricted stock award ordinarily becomes vested annually in one-third increments on each of January 1, 2007, January 1, 2008 and January 1, 2009, subject to the Named Executive Officer’s continued employment through each vesting date. Each Named Executive Officer’s restricted stock award will become vested upon a change in control of the Company (as defined in the 1997 Stock Plan) and upon a merger or sale of substantially all of the Company’s assets where the restricted shares are not assumed or substituted by the acquiror. The restricted shares may become vested in the Company’s discretion upon a dissolution or liquidation of the Company, and will also become vested pursuant to each Named Executive Officer’s employment or management continuity agreement in connection with certain terminations of employment or other significant corporate events, as described in the “Potential Payments Upon Termination or Change in Control” section below. The Compensation Committee administers the 1997 Stock Plan with respect to the Named Executive Officers’ restricted stock awards, and has the ability to interpret and make all required determinations under the plan, subject to plan limits. This authority includes making any required adjustments to the number of securities subject to outstanding restricted stock awards to reflect any impact resulting from various corporate events such as stock splits, stock dividends, combinations or reclassifications.

Equity Plan Awards.  On November 15, 2006, each of the Named Executive Officers except Mr. McIntyre was granted a discretionary award of restricted shares under our Equity Plan. The shares of restricted stock are actual shares of our common stock that are subject to forfeiture prior to becoming vested. The Named Executive Officers are entitled to exercise voting rights and receive any dividends paid with respect to their shares of restricted stock in the same manner as our other stockholders, but these rights will cease upon any forfeiture of the restricted shares. Shares of restricted stock may generally not be transferred by the Named Executive Officers prior to becoming vested. Each Named Executive Officer’s restricted stock award ordinarily becomes vested annually in one-third increments on each of January 1, 2008, January 1, 2009 and January 1,

2006 ANNUAL REPORT     81

2010, subject to the Named Executive Officer’s continued employment through each vesting date. Upon vesting, the Named Executive Officers have the ability to elect to have the Company withhold and reacquire shares that would otherwise be deliverable to the Named Executive Officers in order to satisfy income tax withholding obligations. Under the Equity Plan, if there is a corporate transaction such as a dissolution, recapitalization, stock-split, merger, combination, reorganization, spin-off, exchange of common stock, sale of substantially all assets or other similar unusual or extraordinary transaction where the Company does not survive (or does not survive as a public company), each Named Executive Officer’s restricted stock award will become fully vested, unless the Compensation Committee determines that the vesting of the award should not be accelerated because it has provided for the substitution, assumption, exchange or other continuation of the award. In addition, the Compensation Committee has the discretion to accelerate the vesting of each Named Executive Officer’s restricted stock award in connection with a change in control event as defined in the Equity Plan, and restricted stock awards will also become vested pursuant to each Named Executive Officer’s employment or management continuity agreement in connection with certain terminations of employment or other significant corporate events, as described in the “Potential Payments Upon Termination or Change in Control” section below. The Equity Plan is administered by the Compensation Committee with respect to awards to the Named Executive Officers, and the Compensation Committee has the ability to interpret and make all required determinations under the plan. This authority includes making any required proportionate adjustments to restricted stock awards to reflect the corporate transactions described above.

OUTSTANDING EQUITY AWARDS AT 2006 FISCAL-YEAR END
The following table presents the outstanding equity held by each of the Named Executive Officers as of the fiscal year ended 2006, including the value of the stock awards.

82     FREMONT GENERAL CORPORATION

	Option Awards					Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan				Market	Number of	Value of
	Number of		Awards:				Value of	Unearned	Unearned
	Securities	Number of	Number of			Number of	Shares or	Shares,	Shares,
	Underlying	Securities	Securities			Shares or	Units of	Units or	Units or
	Unexercised	Underlying	Underlying			Units of	Stock	Other	Other
	Options	Unexercised	Unexercised	Option		Stock That	That	Rights That	Rights That
	(#)	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Exercisable	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	(1)	Unexercisable	(#)	($)	Date	(#)(2)	($)(3)	(#)	($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Louis J. Rampino	160,000	–	–	14.9375	2/13/2007	20,000(4)	324,200	–	–
						60,000(5)	972,600
						96,000(6)	1,556,160
						18,185(8)	294,779
						34,467(9)	558,710
						32,199(10)	521,946
						52,933(11)	858,044
						125,000(12)	2,026,250

Patrick E. Lamb	–	–	–	–	–	4,000(5)	64,840	–	–
						12,000(6)	194,520
						16,000(7)	259,360
						5,195(8)	84,211
						12,063(9)	195,541
						12,603(10)	204,295
						23,158(11)	375,391
						50,000(12)	810,500

James A. McIntyre	300,000	–	–	14.9375	2/13/2007	22,600(4)	366,346	–	–
						64,000(5)	1,037,440
						96,000(6)	1,556,160
						20,780(8)	336,844
						34,467(9)	558,710
						35,199(10)	570,576

Wayne R. Bailey	–	–	–	–	–	14,400(4)	233,424	–
						40,000(5)	648,400
						82,500(6)	1,337,325
						15,590(8)	252,714
						30,159(9)	488,877
						27,840(10)	451,286
						46,317(11)	750,799
						110,000(12)	1,783,100

Kyle R. Walker	–	–	–	–	–	2,000(4)	32,420
						4,000(5)	64,840
						18,000(6)	291,780
						24,000(7)	389,040
						7,800(8)	126,438
						33,333(10)	540,328
						29,279(11)	474,613
						63,000(12)	1,021,230

(1)	All exercisable options are currently vested.
(2)	The normal vesting dates for each outstanding restricted stock award are described in the footnotes below. Restricted stock awards may vest earlier in connection with certain terminations of employment, a change in control or other significant corporate event.
(3)	The market value of outstanding restricted stock awards is based on the closing price of the Company’s common stock on December 29, 2006, which was the last trading day of 2006.

(4)	Restricted stock awards were granted on December 1, 1997. The shares included in the table will fully vest on January 1, 2007.

2006 ANNUAL REPORT     83

(5)	Restricted stock awards were granted on November 12, 1998. The shares included in the table will vest in equal installments on January 1, 2007 and on January 1, 2008.

(6)	Restricted stock awards were granted on November 11, 1999. The shares included in the table will vest in equal installments on January 1, 2007 and on each January 1st through 2009.

(7)	Restricted stock awards were granted on November 9, 2000. The shares included in the table will vest in equal installments on January 1, 2007 and on each January 1st through 2010.

(8)	Restricted stock awards were granted on February 24, 2004. The shares included in the table will fully vest on January 1, 2007.

(9)	Restricted stock awards were granted on February 22, 2005. The shares included in the table will vest in equal installments on January 1, 2007 and on January 1, 2008.

(10)	Restricted stock awards were granted on February 23, 2005. The shares included in the table will vest in equal installments on January 1, 2007 and on January 1, 2008.

(11)	Restricted stock awards were granted on March 8, 2006. The shares included in the table will vest in equal installments on January 1, 2007 and on each January 1st through 2009.

(12)	Restricted stock awards were granted on November 15, 2006. The shares included in the table will vest in equal installments on January 1, 2008 and on each January 1st through 2010.

OPTIONS EXERCISED AND STOCK VESTED
The following table presents certain information regarding the vesting during fiscal 2006 of restricted stock awards held by Named Executive Officers. None of the Named Executive Officers exercised any stock options during 2006.

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
	Acquired on Exercise	Exercise	Acquired on Vesting	Vesting
Name	(#)	($)	(#)	($)(1)

(a)	(b)	(c)	(d)	(e)

Louis J. Rampino	–	–	263,901	6,130,420
Patrick E. Lamb	–	–	53,669	1,246,731
James A. McIntyre	–	–	306,534	7,120,785
Wayne R. Bailey	–	–	210,271	4,884,595
Kyle R. Walker	–	–	65,867	1,530,090

(1)	The dollar amounts shown in Column (e) above are determined by multiplying (i) the number of shares of restricted stock becoming vested by (ii) the per-share closing price of our common stock on the vesting date.

PENSION BENEFITS
The following table presents information regarding the present value of accumulated benefits that may become payable to Mr. McIntyre pursuant to the terms of a consulting arrangement provided for in his employment agreement. The Company does not sponsor or maintain any other qualified or non-qualified defined-benefit pension plans.

			Present	Payments
			Value of	During
		Number of Years	Accumulated	Last Fiscal
		Credited Service	Benefit	Year
Name	Plan Name	(#)	($)(1)	($)

(a)	(b)	(c)	(d)	(e)

James A. McIntyre	James A. McIntyre	Not Applicable	5,832,559	–
Employment Agreement

(1)	The material assumptions used to calculate the present value of accumulated benefits shown above are the same as those used for financial reporting purposes, and include an assumed retirement age for Mr. McIntyre of 74 (which is his age at fiscal 2006 year-end), a discount rate of 4.54% and an assumed life expectancy of 88 years. Mr. McIntyre’s assumed life expectancy was determined in accordance with life expectancy tables published by the Internal Revenue Service.

JAMES A. MCINTYRE CONSULTING ARRANGEMENT

Pursuant to his employment agreement, Mr. McIntyre is entitled to certain benefits pursuant to a consulting arrangement that will begin upon a termination of his employment due to a “Change in Status” or following a “Company Event.” (The circumstances giving rise to a “Change in Status” or a “Company Event” are described below under the heading “Potential Payments Upon Termination or Change in Control — James A. McIntyre.”) During the first five years of Mr. McIntyre’s consulting arrangement, he will receive annually an amount equal to his annual base pay in effect immediately prior to the date of the Company Event or his termination of employment. Thereafter and for the remainder of his life, Mr. McIntyre will receive an annual

84     FREMONT GENERAL CORPORATION

amount equal to 50% of his base pay in effect immediately prior to the date of the Company Event or his termination of employment. Payments pursuant to Mr. McIntyre’s consulting arrangement will be made without regard to the amount of services performed or whether the Company actually makes a demand for Mr. McIntyre’s consulting services.

NON-QUALIFIED DEFERRED COMPENSATION
The following table presents information regarding non-qualified deferred compensation amounts under the Company’s Excess Benefit Plan (“EBP”), the Supplemental Executive Retirement Plan (“SERP”) and the Supplemental Executive Retirement Plan II (“SERP II”).

	Non-Qualified	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Deferred	Contributions	Contributions	Earnings	Withdrawals/	Balance
	Compensation	in Last FY	in Last FY	in Last FY	Distributions	at Last FYE
Name	Plan	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)

(a)		(b)	(c)	(d)	(e)	(f)

Louis J. Rampino	EBP	–	6,490	(10,034)	–	25,878
	SERP II	112,993	1,002,218	104,780	–	2,741,731
	SERP	–	–	(822,982)	–	2,052,331
Patrick E. Lamb	EBP	–	6,490	(10,034)	–	25,878
	SERP II	52,772	255,679	23,129	–	625,957
	SERP	–	–	(129,521)	–	481,543
James A. McIntyre	EBP	–	6,490	(10,034)	–	25,878
	SERP II	46,800	1,048,660	95,378	–	2,513,059
	SERP	–	–	(993,650)	–	2,477,941
Wayne R. Bailey	EBP	–	6,490	(10,034)	–	25,878
	SERP II	99,780	816,552	86,794	–	2,271,702
	SERP	–	–	(642,529)	–	1,602,323
Kyle R. Walker	EBP	–	6,490	(10,034)	–	25,878
	SERP II	110,230	325,987	132,393	–	1,159,672
	SERP	–	–	(572,714)	–	2,946,368

(1)	These amounts are included in the 2006 Summary Compensation Table under “Salary.”

(2)	These amounts are also included in the 2006 Summary Compensation Table under “All Other Compensation.”

(3)	These amounts are not considered compensation reportable in the 2006 Summary Compensation Table.

(4)	In connection with their termination of employment with the Company during 2007, Mr. Lamb and Mr. Walker will receive a payout of their entire aggregate balances under the EBP, SERP and SERP II, subject to applicable limitations under Section 409A of the Code in the case of the EBP and SERP II.

(5)	These amounts have previously been reported in our Summary Compensation Table for prior years, unless the Named Executive Officer was not one of our executives included in the table in any prior year or the amounts are attributable to earnings that were not considered to be at above-market rates under the SEC’s disclosure rules.

NON-QUALIFIED DEFERRED COMPENSATION PLANS
Excess Benefit Plan.  The EBP was adopted by our Board of Directors in 2003 as a mechanism for providing benefits to participants who are subject to limitations on contributions to our Employee Stock Ownership Plan, or ESOP, under Section 415 of the Code. If limits under Section 415 of the Code prevent a participant from receiving a full ESOP contribution, we credit an amount equal to the excess contribution that would have otherwise been made to the ESOP to a bookkeeping account for the participant under the EBP. Our annual excess ESOP contribution credit is based on the participant’s compensation earned for the year, and includes compensation attributable to the vesting of restricted stock awards. These ESOP contribution credits under the EBP become vested according to the same vesting schedule applicable to contributions made to the participant under the ESOP. All amounts credited to participants’ accounts under the EBP are notionally invested in shares of our common stock, and participants may not elect to have their accounts notionally invested in any other investment alternative. Except for amounts subject to applicable limitations under Section 409A of the Code, benefits under the EBP will be paid out to participants in a single lump-sum payment upon termination of employment, death or termination of the plan. Benefits are paid in shares of our common stock. Benefits payable upon a termination of the EBP include both vested and unvested benefits. The EBP is administered by its administrative committee, which is currently comprised of Louis J. Rampino, Wayne R. Bailey and Raymond G. Meyers.

2006 ANNUAL REPORT     85

SERP II.  At the end of 2004, we adopted the SERP II as a mechanism for providing benefits to those executives eligible to participate in the SERP II whose benefits would otherwise be subject to Code limitations under other plans. These Code limits may affect (i) the amount of eligible compensation permitted to be deferred into our Investment Incentive Plan, or 401(k) Plan, (ii) the amount of matching contributions we may make with respect to deferrals, and (iii) the amount of any ESOP contribution declared by our Board to be allocated to the ESOP. Participants may generally elect to defer any percentage of their base salary or annual and long-term bonuses under the SERP II. We currently credit matching amounts based on the participants’ deferrals to the extent the matching contributions could not be made under our 401(k) Plan due to Code limitations. These matching contribution credits become vested according to the same vesting schedule applicable to matching contributions made to the participant under our 401(k) Plan. Any ESOP contributions disallowed under the Code may be credited under the SERP II if they are not credited under the EBP (and such credits would include compensation attributable to vesting of restricted stock awards), and we may, in our discretion, also elect to make additional contribution credits on behalf of participants. Any disallowed ESOP contribution credits made under the plan become vested according to the same vesting schedule applicable to matching contributions made to the participant under our 401(k) Plan, and discretionary contributions are 100% vested unless determined otherwise by the administrative committee. Participant deferrals, 401(k) matching contributions, any disallowed ESOP contributions and discretionary contributions are credited to individual bookkeeping accounts for participants. Participants may choose to notionally invest their account balances in any of the investment alternatives selected by the administrative committee, which investment alternatives generally include the investment funds available under the Company’s 401(k) Plan. During 2006, the returns for the investment funds that the Named Executive Officers’ notionally invested their SERP II account balances in ranged from 4.42% to 14.57%. The deemed investments available do not include our common stock. Participants are currently able to change their investment elections at any time. Subject to applicable limitations under Section 409A of the Code, benefits under the SERP II will be paid out to participants in a single lump-sum cash payment upon separation from service, death, or termination of the SERP II or, if earlier, an in-service distribution date elected by the participant at the time of making a deferral. Benefits payable upon a termination of the SERP II include both vested and unvested benefits. The SERP II is administered by its administrative committee, which is currently comprised of Louis J. Rampino, Wayne R. Bailey and Raymond G. Meyers.

SERP.  Prior to January 1, 2005, deferrals were made to SERP II’s predecessor, the SERP. The SERP was frozen as of December 31, 2004 as a result of the addition of Section 409A of the Code, which changed the rules governing deferred compensation. Thus, after December 31, 2004, no additional participant deferrals or Company contributions were credited under the SERP. However, account balances that were earned and vested as of December 31, 2004 continue to earn interest and other earnings, and balances continue to be maintained in the SERP bookkeeping accounts. Participants may choose to notionally invest their account balances in any of the investment alternatives selected by the administrative committee, which investment alternatives generally include the investment funds available under the Company’s 401(k) Plan. Account balances that were notionally invested in common stock in November of 2004 may continue to be so invested, but common stock is otherwise no longer an available investment alternative. During 2006, the returns for the investment funds that the Named Executive Officers’ notionally invested in their SERP account balances ranged from -28.62% to -16.27%. Participants are currently able to change their investment elections at any time. Benefits under the SERP will be paid out to participants in a single lump-sum upon termination of employment, death or termination of the plan. SERP benefits are generally paid in cash, however any portion of a participant’s account balance notionally invested in shares of the Company’s common stock will generally be paid in shares of common stock. The SERP is administered by its administrative committee, which committee is currently comprised of Louis J. Rampino, Wayne R. Bailey and Raymond G. Meyers.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
The following section describes the benefits that may become payable to the Named Executive Officers in connection with their termination of employment with the Company. This section also describes the benefits that would become payable in connection with a change in control or other significant event with respect to the Company. All such benefits will be paid or provided by the Company. For purposes of this section, we have assumed that (i) the price per share of the Company’s common stock is equal to the closing price per share on

86     FREMONT GENERAL CORPORATION

December 29, 2006 (December 29 was the last trading day during calendar 2006), and (ii) the value of any shares of restricted stock that may be accelerated is equal to the full value of the shares (i.e., the full closing price per share on December 29, 2006). In addition to the amounts presented below, the Named Executive Officers will also be entitled to the benefits quantified and described under the “Pension Benefits” and “Non-Qualified Deferred Compensation” sections above, as more fully discussed in those sections. Please see “Compensation Discussion and Analysis — 2006 Components of Named Executive Officer Compensation — Severance Benefits” for a discussion of how the payments and benefits presented below were determined.

James A. McIntyre

Pursuant to his employment agreement, Mr. McIntyre will be entitled to receive certain payments and benefits upon a “Change-in-Status,” a “Company Event,” or Mr. McIntyre’s disability. The employment agreement defines a “Change-in-Status” as a termination of Mr. McIntyre’s employment with us for any reason other than by us for cause or by reason of Mr. McIntyre’s death or disability. The employment agreement defines a “Company Event” as any of the following events:

•	any person or group acquires beneficial ownership of 30% or more of the total voting power represented by our outstanding stock;

•	the occurrence of certain changes in the composition of our Board of Directors resulting in a change in a majority of existing directors;

•	our stockholders approve a merger or consolidation involving a 50% or more change in ownership of the total voting power represented by our outstanding securities;

•	our stockholders approve a complete liquidation or sale of all or substantially all of our assets; or

•	Mr. McIntyre, while serving as Chairman of our Board of Directors, has a conservator of his person appointed or he dies.

Upon a Company Event or a Change-in-Status, Mr. McIntyre will receive (i) a lump-sum cash payment equal to his target bonus under any incentive bonus plans then in effect that he participates in, (ii) full vesting of any outstanding unvested restricted stock or option awards, (iii) continued participation in our company-paid medical, dental, life, disability and fringe benefit plans and programs for five years, (iv) a lump-sum cash payment equal to the aggregate exercise price applicable to any outstanding stock options held by him and (v) a full “gross up” payment to compensate him for any excise taxes imposed under Section 4999 of the Internal Revenue Code.

If Mr. McIntyre’s employment is terminated because of his disability, he will be entitled to an annual amount for the remainder of his life which, when added to any disability income he receives from any governmental or Company-paid or sponsored source, will provide him with an annual benefit equal to 50% of his then current base salary. In the event Mr. McIntyre’s employment is terminated for any reason other than disability, a Change in Status or his death (which is a Company Event), Mr. McIntyre will only be entitled to receive the severance and other benefits as then established under our generally applicable severance and employee benefit plans and policies.

The following table lists the estimated amounts that would become payable to Mr. McIntyre under the circumstances described above assuming that the applicable triggering event occurred on December 31, 2006.

Estimated
	Value of		Estimated
	Target	Estimated	Value of	Estimated	Estimated	Estimated
	Bonus Under	Value of	Continued	Value of	Value of	Value of
	Incentive	Equity Award	Benefits	Option	Excise Tax	Disability
	Plans(1)	Acceleration	Participation	Bonus	“Gross Up”	Payments(2)
Triggering Event	($)	($)	($)	($)	($)	($)

Company Event or Change in Status	–	4,426,076	642,896	4,481,250	–	–
Disability	–	–	–	–	–	4,078,524

(1)	Mr. McIntyre was not a participant in any Company incentive bonus plans at any time during our 2006 fiscal year.

(2)	Amount reported reflects the estimated actuarial present value of the expected payments Mr. McIntyre would have been entitled to receive had his employment terminated because of his disability on December 31, 2006. Consistent with our assumptions used for the “Pension Benefits” section above, we have calculated the amount using a discount rate of 4.54% and an assumed life expectancy of 88 years. The amount reported has not been reduced by approximately $240,000 in Company-paid disability benefits to which Mr. McIntyre may also be entitled. The amount reported above would be offset and reduced by the value of such Company-paid and governmental disability programs.

2006 ANNUAL REPORT     87

Louis J. Rampino and Wayne R. Bailey

Pursuant to their employment agreements, Messrs. Rampino and Bailey will each be entitled to receive certain payments and benefits upon an “Involuntary Termination” other than for cause, the executive’s death or disability or a “Company Event.” “Company Event” generally has the same meaning as described above for Mr. McIntyre. The employment agreements define “Involuntary Termination” as:

•	the continued assignment to the executive of any duties or a significant change in his duties which are substantially inconsistent with the executive’s duties prior to such assignment or change;

•	a reduction in the executive’s base compensation, other than certain reductions in connection with a general reduction in officer salaries;

•	a material reduction in the employee benefits to which the executive is entitled, unless it is a reduction applicable to our officers generally;

•	the relocation of the executive’s principal place of business to a location more than 50 miles from his present location;

•	a termination of the executive other than for cause;

•	a material breach of the employment agreement by us; or

•	any notice by us that the executive’s employment agreement is terminated.

Upon a termination of employment as a result of an Involuntary Termination, the executive’s death or disability, or upon a Company Event, Messrs. Rampino and Bailey will each receive (i) a lump-sum cash payment equal to 36 months of the executive’s then current base compensation, (ii) a lump-sum cash payment equal to the executive’s target bonus under any incentive bonus plans then in effect that the executive participates in, (iii) full vesting of any outstanding unvested restricted stock or option awards, (iv) continued participation in our medical, prescription, dental, life, disability, accidental death and travel accident and other welfare plans and programs for 36 months, at levels at least as favorable as those applicable to peer executives, (v) a lump-sum cash payment equal to the aggregate exercise price applicable to any outstanding stock options held by the executive and (vi) a full “gross up” payment to compensate the executive for any excise taxes imposed under Section 4999 of the Internal Revenue Code. In the event Messrs. Rampino’s or Bailey’s employment is terminated for cause or because of the executive’s voluntary resignation, each will only be entitled to receive the severance and other benefits as then established under our generally applicable severance and employee benefit plans and policies.

The following table lists the estimated amounts that would become payable to each of Messrs. Rampino and Bailey under the circumstances described above assuming that the applicable triggering event occurred on December 31, 2006.

		Estimated		Estimated
	Estimated	Value of	Estimated	Value of		Estimated
	Value of	Target Bonus	Value of	Continued	Estimated	Value of
	Base Salary	Under Incentive	Equity	Benefits	Value of	Excise Tax
	Payments	Plans(1)	Acceleration	Participation	Option Bonus	“Gross Up”
Name	($)	($)	($)	($)	($)	($)

Louis J. Rampino	2,400,000	1,600,000	7,112,689	167,308	2,390,000	–
Wayne R. Bailey	2,100,000	1,400,000	5,945,925	217,197	–	–

(1)	Amounts reported for Messrs. Rampino and Bailey represent the target bonus payable under the LTIP for the performance period beginning on January 1, 2005 and ending on December 31, 2007. Amounts shown include the full value of both the cash payment and stock award payable under the LTIP upon attainment of the applicable performance targets. Because the Annual Plan was terminated in November 2006, Messrs. Rampino and Bailey would not have been entitled to any payment in respect of the Annual Plan for 2006.

Patrick E. Lamb
Pursuant to his management continuity agreement in effect on December 31, 2006, Mr. Lamb was entitled to receive certain payments and benefits upon his “Involuntary Termination” other than for cause or his termination of employment due to death or disability, but only if such terminations of employment occurred within 36 months following a “Company Event.” “Involuntary Termination” and “Company Event” generally

88     FREMONT GENERAL CORPORATION

had the same meanings as described above; however, Mr. McIntyre’s death (or the appointment of a conservator of his person) while serving as Chairman of our Board of Directors would not have constituted a “Company Event” for Mr. Lamb.

Upon a termination of employment as a result of an Involuntary Termination, death or disability within 36 months following a Company Event, Mr. Lamb would have been entitled to receive (i) a lump-sum cash payment equal to 36 months of his then current base compensation, (ii) a lump-sum cash payment equal to his target bonus under any incentive bonus plans then in effect that he participated in, (iii) continued participation in our medical, prescription, dental, life, disability, accidental death and travel accident and other welfare plans and programs for 36 months, at levels at least as favorable as those applicable to peer executives and (iv) a full “gross up” payment to compensate him for any excise taxes imposed under Section 4999 of the Internal Revenue Code. In addition, Mr. Lamb would have been entitled to full vesting of any outstanding unvested restricted stock or option awards upon a Company Event, regardless of whether his employment was also terminated. In the event Mr. Lamb’s employment was terminated for cause or because of his voluntary resignation after a Company Event, he would only have been entitled to receive the severance and other benefits as then established under our generally applicable severance and employee benefit plans and policies.

The following table lists the estimated amounts that would have become payable to Mr. Lamb pursuant to his management continuity agreement in effect on December 31, 2006, assuming that a Company Event occurred on December 31, 2006 and that Mr. Lamb’s employment terminated as a result of an Involuntary Termination or his death or disability on the same day.

Estimated Value of	Estimated Value of		Estimated Value of	Estimated Value of
Base Salary	Target Bonus Under	Estimated Value of	Continued Benefits	Excise Tax
Payments	Incentive Plans	Equity Acceleration	Participation	“Gross Up”
($)	($)(1)	($)	($)	($)

1,171,155	780,770	2,188,658	176,762	–

(1)	Amounts reported for Mr. Lamb represent the target bonus payable under the LTIP for the performance period beginning on January 1, 2005 and ending on December 31, 2007. Amounts shown include the full value of both the cash payment and stock award payable under the LTIP upon attainment of the applicable performance targets. Because the Annual Plan was terminated in November 2006, Mr. Lamb would not have been entitled to any payment in respect of the Annual Plan.

Effective as of April 11, 2007, Mr. Lamb entered into a new employment agreement that replaced and superseded his management continuity agreement that was in place on December 31, 2006. Mr. Lamb’s employment agreement generally provided for the same payments and benefits described and quantified above. However, these payments would have become payable upon Mr. Lamb’s termination of employment due to his Involuntary Termination or death or disability occurring at any time (i.e., unlike the management continuity agreement, the occurrence of a Company Event was not required to trigger Mr. Lamb’s entitlement to termination benefits). Mr. Lamb’s employment agreement generally defined Involuntary Termination in the same way as described above; however, Mr. Lamb’s agreement contained slightly different wording for certain of the events triggering an Involuntary Termination.

Mr. Lamb resigned from his position as Senior Vice President, Treasurer and Chief Financial Officer on July 9, 2007 and his employment agreement was terminated. Mr. Lamb did not receive any payments or benefits pursuant to his employment agreement and did not receive any benefits under our generally applicable severance program in connection with his resignation, other than those benefits accrued and payable under our employee benefit plans and policies.

Kyle R. Walker
Prior to his termination of employment with us on June 29, 2007, Mr. Walker was employed pursuant to a management continuity agreement providing for the same types of termination payments and benefits as described above for Mr. Lamb’s management continuity agreement. Because Mr. Walker’s employment did not terminate in connection with or following a Company Event, he was not entitled to any termination payments or benefits under his agreement. Under our generally applicable severance and employee benefit plans and policies, Mr. Walker may be entitled to a severance payment of up to $419,231. However, no severance amounts have been paid to Mr. Walker to date, and his rights to receive any severance payments remain the subject of negotiation and regulatory approval.

2006 ANNUAL REPORT     89

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as otherwise provided, the following table sets forth certain information as of September 30, 2007 with respect to shares of our common stock held by the only persons we know to be the beneficial owners of more than 5% of such stock. For purposes of this report, the term “beneficial ownership” of securities as used herein is defined in accordance with the rules of the SEC and means generally the power to vote or to exercise investment discretion with respect to securities, regardless of any economic interests therein, or to acquire securities on or within 60 days of the applicable date of determination. The following table also sets forth certain information as of September 30, 2007 with respect to shares of our common stock beneficially owned by each director, Named Executive Officer and by all directors and executive officers as a group. On September 30, 2007, we had 79,630,085 shares of common stock outstanding.

COMMON STOCK BENEFICIALLY OWNED

	Amount and Nature
	of Beneficial		Percent
	Ownership		of Class
Name	(# Shares)%

James A. McIntyre	8,464,718	(1)	10.7
Howard Amster	7,080,546	(2)	8.9
Harbinger Capital Partners Master Fund I, Ltd.	7,000,000	(3)	8.8
Magnetar Investment Management, LLC	4,911,453	(4)	6.2
Louis J. Rampino	943,089	(5)	1.2
Wayne R. Bailey	485,819	(6)	*
Patrick E. Lamb	53,439	(7)	*
Kyle R. Walker	92,580	(8)	*
Robert F. Lewis	156,984	(9)	*
Dickinson C. Ross	77,186	(10)	*
Russell K. Mayerfeld	26,000	(11)	*
Thomas W. Hayes	35,120	(12)	*
All directors, nominees, Named Executive Officers and executive officers as a group (12 persons)	10,639,708	(1, 5-12)	13.4%

  * Less than 1%

(1)	Includes (i) 3,057,684 shares held by the James A. McIntyre Living Trust under which James A. McIntyre is the trustee and holds a vested beneficiary ownership, (ii) 50,700 shares held by the James A. McIntyre Grandchildren’s Trust under which Mr. McIntyre is the trustee, (iii) 2,640,000 shares held by the Padaro Partnership, L.P.; The James A. McIntyre Living Trust (of which Mr. McIntyre is trustee and holds a vested beneficiary interest) as general partner, owns 66.7% of the common stock interest (1,760,880 shares) held in the Padaro Partnership, L.P. James A. McIntyre, as the limited partner, owns 33.3% (879,120 shares) of the common stock interest held in the Padaro Partnership, L.P. and holds a vested beneficiary interest, (iv) 360,000 shares held by the Padaro Trust B of which Mr. McIntyre is a trustee and holds a vested beneficiary interest, (v) 840,502 shares owned directly or beneficially through the trustee(s) of the employee retirement or other benefit plans, (vi) 130,832 shares of restricted common stock, and (vii) 1,385,000 shares held in the McIntyre Foundation in which Mr. McIntyre has no pecuniary interest but shares dispositive power through his position on its board of directors. In addition, 36,820 units of Company 9% Preferred Securities are held by the James A. McIntyre Living Trust, 1,800 units of the Preferred Securities are held by the James A. McIntyre Grandchildren’s Trust and 32,180 units of the Preferred Securities are held by the McIntyre Foundation, less than 1% of the Preferred Securities issued and outstanding.

(2)	Howard Amster, whose address is 23811 Chagrin Boulevard, Suite 200, Beachwood, Ohio 44122-5525, reported in its Schedule 13D dated February 7, 2007, that it was the beneficial owner of such shares and stated that it has sole voting power with respect to 7,080,546 of such shares, shared voting power with respect to none of such shares and sole dispositive power with respect to all of such shares. We are unaware of any subsequent change in Howard Amster’s beneficial ownership.

(3)	Harbinger Capital Partners Master Fund I, Ltd., a subsidiary of Harbert Management Corporation, filed with the SEC a Schedule 13G dated September 26, 2007 to report that it and certain affiliates are the beneficial owner of 7,000,000 shares. Harbinger and its affiliates percentage of ownership is 8.8% based on the Company’s outstanding ownership as of September 30, 2007. We are unaware of any subsequent change in Harbinger’s beneficial ownership.

(4)	Magnetar Investment Management, LLC, whose address is 1603 Orrignton Avenue, 13th Floor, Evanston, Illinois 60201, reported in its Schedule 13F dated August 14, 2007, that it was the beneficial owner of such shares and has sole voting power with respect to 4,911,453 of such shares, shared voting power with respect to none of such shares and sole dispositive power with respect to all of such shares. Magnetar’s percentage of ownership is 6.2% which is based on the Company’s outstanding ownership as of August 31, 2007. We are unaware of any subsequent change in Magnetar’s beneficial ownership.

(5)	Includes (i) 287,620 restricted shares awarded under the 1997 Plan and Equity Plan and (ii) 310,605 shares owned directly or beneficially through the trustee(s) of the employee benefit plans.

(6)	Includes (i) 244,877 restricted shares awarded under the 1995 Plan, 1997 Plan and the Equity Plan and (ii) 231,626 shares owned directly or beneficially through the trustee(s) of the employee retirement or other benefit plans.

90     FREMONT GENERAL CORPORATION

(7)	Includes (i) 53,439 shares owned directly or beneficially through the trustee(s) of the employee retirement or other benefit plans. In addition, Mr. Lamb owns 1,200 units of the Preferred Securities, less than 1%. Mr. Lamb ceased to be an executive officer of the Company on July 9, 2007.

(8)	Includes (i) 1,038 shares owned directly or beneficially through the trustee(s) of the employee retirement or other benefit plans. In addition, Mr. Walker owns 500 units of the Preferred Securities, less that 1%. Mr. Walker ceased to be an executive officer of the Company on June 29, 2007.

(9)	Includes (i) 8,392 shares held as Custodian for his sons U/CA/UTM and (ii) 2,384 restricted shares awarded under the Equity Plan.

(10)	Includes (i) 59,404 shares held by the D. C. Ross Separate Property Trust, of which Mr. Ross is the trustee and holds a vested beneficiary interest, (ii) 14,098 shares held by the Ross Community Property Trust, of which Mr. Ross is a trustee and holds a vested beneficiary interest and (iii) 2,384 restricted shares awarded under the Equity Plan. In addition, Mr. Ross’ wife owns 1,300 shares of common stock and 500 shares of the Preferred Securities through her separate property trust for which Mr. Ross disclaims beneficial ownership.

(11)	Includes 6,000 restricted shares awarded under the 1997 Plan.

(12)	Includes (i) 31,736 shares held by the Hayes Family Trust, of which Mr. Hayes is a trustee and holds a vested beneficiary interest and (ii) 2,384 restricted shares awarded under the Equity Plan.

For information about our equity compensation plans, see the information under the caption “Equity Compensation Plan Information” under Item 5 of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

DIRECTOR INDEPENDENCE
Of our seven directors, four (Messrs. Hayes, Lewis, Mayerfeld and Ross) have been determined by our board of directors to be independent for purposes of the NYSE’s listing standards.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Charter of the Company’s Compensation Committee (the “Committee”) provides that the Committee will review, approve or ratify any transaction required to be reported under Item 404(a) of Regulation S-K of the SEC and establish the policies and procedures in connection therewith. As part of the process in determining its disclosure obligations, the Company circulates a questionnaire to each Director, nominee for director and executive officer who the Company believes could be a related party containing questions calculated to discover the existence of a related party transaction.

During 2006, and as of the date of this report, there have been no relationships, transactions or currently proposed transactions between the Company or any of its subsidiaries and any executive officer, director, nominee for director, 5% beneficial owner of our common stock, or member of the immediate family of the aforementioned in which one of these individuals or entities had an interest of more than $120,000.

Item 14. Principal Accounting Fees and Services

The firm of Ernst & Young LLP served as our principal independent auditor for the quarter ended June 30, 2006. On August 8, 2006, we dismissed Ernst & Young LLP (“Ernst & Young”) as our independent registered public accounting firm, as reported in the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2006.

On August 8, 2006, the Audit Committee of the Company’s Board of Directors engaged Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm as reported in the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2006. Grant Thornton resigned its engagement as the Company’s independent accountants effective as of March 27, 2007, as reported in the Company’s Current Report on Form 8-K with the SEC on April 2, 2007.

On April 24, 2007, the Audit Committee of the Company’s Board of Directors engaged Squar, Milner, Peterson, Miranda & Williamson, LLP as the Company’s independent registered public accounting firm as reported in the Company’s Current Report on Form 8-K with the SEC on April 25, 2007.

In April 2007, the Audit Committee approved the firm of Squar, Milner, Peterson, Miranda & Williamson, LLP to be our independent certified public accountants for the year 2006, to audit the books of account and records of the Company and to make a report thereon to the stockholders and the Board of Directors.

2006 ANNUAL REPORT     91

The Audit Committee is solely responsible for the appointment, compensation and oversight of the work of the independent auditor. The Audit Committee understands the need for Squar, Milner, Peterson, Miranda & Williamson, LLP to maintain objectivity and independence in its audit of our financial statements, and obtains non-audit services from Squar, Milner, Peterson, Miranda & Williamson, LLP only when the services offered by Squar, Milner, Peterson, Miranda & Williamson, LLP are more effective or economical than services available from other service providers. In accordance with its Charter, the Audit Committee pre-approves all auditing and non-auditing services to be performed by the independent auditor. The Audit Committee’s Charter is posted on the “Governance” page of our website at www.fremontgeneral.com.

The Audit Committee considered the compatibility of non-audit services provided by Ernst & Young, Grant Thornton and Squar, Milner, Peterson, Miranda & Williamson, LLP with maintaining the auditor’s independence. The Audit Committee pre-approved all non-audit service fees paid to Ernst & Young, Grant Thornton and Squar, Milner, Peterson, Miranda & Williamson, LLP, which are described below. Based on its review, the Audit Committee determined that the auditor’s independence relative to financial audits was not jeopardized by the non-audit services. The following table sets forth the aggregate fees billed for professional services by Ernst & Young for 2006 and 2005, for Grant Thornton and Squar, Milner, Peterson, Miranda & Williamson, LLP for 2006:

PRINCIPAL ACCOUNTING FIRM FEES

	For the Year Ended
	December 31,
	2006(2)		2005(1)

Audit Fees	$4,817,558	(1)	$1,900,516	(2)
Audit-Related Fees	448,562	(3)	248,750	(4)
Tax Fees	115,574	(5)	101,467	(5)
All Other Fees	25,000	(6)	–

Total	$5,406,694		$2,250,733

(1)	Includes $2,592,000 of fees paid to Squar, Milner, Peterson, Miranda & Williamson, LLP and $2,041,200 of fees paid to Grant Thornton as principal auditing firm for the year ended December 31, 2006. Also includes fees of $184,358 paid to Ernst & Young for the first and second quarter 2006 quarterly reviews and additional fees for the 2005 and 2004 audits.

(2)	Fees paid to Ernst & Young as principal auditing firm for the year ended December 31, 2005.

(3)	Includes agreed-upon-procedures services fees of $314,567 related to the Company’s securitizations and Regulation AB requirements; $80,000 regarding internal control procedures; $35,415 related to transition procedures for change in auditors and $18,580 related to a registration statement of an employee benefit plan.

(4)	Includes agreed-upon-procedures services of $95,000 for the Company’s securitization and net interest margin transactions, $100,000 for internal control feedback and observation services and $53,750 for the annual audit of the Company’s benefit plans.

(5)	Tax fees for tax compliance, analysis, advice and planning.

(6)	Fees related to consultation regarding new accounting system.

In the above table, in accordance with the SEC’s definitions and rules, “Audit Fees” are fees we paid Ernst & Young, Grant Thornton and Squar, Milner, Peterson, Miranda & Williamson, LLP for professional services for the audit of our consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, attestation of management’s report on internal control over financial reporting and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. “Audit-Related Fees” includes fees for the annual audit of our qualified benefit plans, fees for securitization and net interest margin transactions and for internal control feedback and observation services. “Tax Fees” are fees for tax compliance, tax analysis, tax advice and tax planning. “All Other Fees” would include fees for any services not included in the first three categories.

The Audit Committee pre-approves all audit services and non-auditing services to be performed by the independent auditor. Such pre-approval can be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor, on an individual basis or pursuant to policies and procedures established by the Audit Committee in accordance with Section 2-01 of Regulation S-X of the SEC. The pre-approval of non- auditing services can be delegated by the Audit Committee to one or more of its members but the decision must be reported to the full Audit Committee at the next regularly scheduled meeting. Our Audit Committee reviews and evaluates the lead partner of the independent auditor and requires that Squar, Milner, Peterson, Miranda & Williamson, LLP audit partners be rotated at least every five years.

92     FREMONT GENERAL CORPORATION

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (a)(2) and (c) Financial Statements and Schedules. Reference is made to the “Index to Consolidated Financial Statements” filed as part of this Annual Report.

(a)(3) and (b) Exhibits.

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of May 21, 2007, between Fremont Investment & Loan and iStar Financial Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007, Commission File Number 001-08007)
3.1	Restated Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 1998, Commission File Number 001-08007)
3.2	Certificate of Amendment of Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 001-08007)
3.3(a)	Amended and Restated By-Laws of Fremont General Corporation. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
3.3(b)	Fremont General Corporation Bylaw Amendment Adopted by the Board of Directors on November 20, 2003. (Incorporated by reference to Exhibit 3.3(b) to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2003, Commission File Number 001-08007)
3.3(c)	Fremont General Corporation Bylaw Amendment Adopted by the Board of Directors on March 16, 2004. (Incorporated by reference to Exhibit 3.3(c) to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2004, Commission File Number 001-08007)
4.1	Form of Stock Certificate for Common Stock of the Registrant. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 001-08007)
4.2	Indenture with respect to the 9% Junior Subordinated Debentures among the Registrant, the Trust and Bank of New York (originated with First Interstate Bank of California), a New York Banking Corporation, as trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
4.3	Amended and Restated Declaration of Trust with respect to the 9% Trust Originated Preferred Securities among the Registrant, the Regular Trustees, Bank of New York, a Delaware banking corporation, as Delaware trustee, and Bank of New York, N.A., a national banking association, as Institutional Trustee. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
4.4	Preferred Securities Guarantee Agreement between the Registrant and Bank of New York, N.A., a national banking association, as Preferred Guarantee Trustee. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
4.5	Common Securities Guarantee Agreement by the Registrant. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
4.6	Form of Preferred Securities. (Included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
4.7	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on May 18, 2006, Registration Number 333-134236)
4.8	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on May 18, 2006, Registration Number 333-134236)
4.9	Investment Agreement, dated as of May 21, 2007, by and among the Registrant, Fremont Investment & Loan and Hunter’s Glen/Ford, Ltd. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007, Commission File Number 001-08007)
4.10	Form of Exchange and Shareholder Rights Agreement. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007, Commission File Number 001-08007)
4.11	Form of Warrant. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007, Commission File Number 001-08007)
4.12	Form of Certificate of Determination. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007, Commission File Number 001-08007)
10.1*	Fremont General Corporation and Affiliated Companies Investment Incentive Plan and Amendments Number One through Eight. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2006, Commission File Number 001-08007)
10.2(a)*	Fremont General Corporation Investment Incentive Program Trust. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1993, Commission File Number 001-08007)
10.2(b)*	Amendment to the Fremont General Corporation Investment Incentive Program Trust. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)

2006 ANNUAL REPORT     93

Exhibit No.	Description

10.3*	Fremont General Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit C to the Registrant’s 2004 Definitive Proxy Statement on Form DEF14A filed on April 14, 2004)
10.4(a)*	Fremont General Corporation Supplemental Retirement Plan II. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 filed on November 23, 2004, Registration Number 333-120721)
10.4(b)*	Fremont General Corporation Supplemental Executive Retirement Plan II Trust. (Incorporated by reference to Exhibit 10.4(b) to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2004, Commission File Number 001-08007)
10.5*	Fremont General Corporation 2003 Excess Benefit Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002, Commission File Number 001-08007)
10.6*	Fremont General Corporation 2003 Excess Benefit Plan Trust Agreement. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002, Commission File Number 001-08007)
10.7*	Fremont General Corporation Deferred Compensation Trust. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on April 9, 2001, Registration Number 333-58560)
10.8(a)*	Fremont General Corporation 1997 Stock Plan and related agreements. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 001-08007)
10.8(b)*	Amendment to the Fremont General Corporation 1997 Stock Plan. (Incorporated by reference to Exhibit 10.8(b) to the Registrant’s Annual Report on Form 10-K, for the period ended December 31,2004, Commission File Number 001-08007)
10.9*	Fremont General Corporation Executive Officer Annual Bonus Plan. (Incorporated by reference to Exhibit A to the Registrant’s 2004 Definitive Proxy Statement on Form DEF14A filed on April 14, 2004)
10.10*	Fremont General Corporation Executive Officer Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit B to the Registrant’s 2004 Definitive Proxy Statement on Form DEF14A filed on April 14, 2004)
10.11*	Management Incentive Compensation Plan of Fremont General Corporation and Affiliated Companies. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2001, Commission File Number 001-08007)
10.12*	2005 Long Term Incentive Compensation Plan of the Registrant. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 30, 2005, Commission File Number 001-08007)
10.13	Fremont General Corporation 2006 Performance Incentive Plan. (Incorporated by reference to Exhibit I to the Company’s Proxy Statement filed with the Commission pursuant to Section 14(a) of the Exchange Act on April 13, 2006 (Commission File No. 001-08007)
10.14*	1995 Restricted Stock Award Plan As Amended and forms of agreement thereunder. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8/S-3 filed on December 9, 1997, Registration Number 333-17525)
10.15(a)*	Fremont General Corporation Employee Benefits Trust Agreement (“Grantor Trust”) dated September 7, 1995 between the Registrant and Merrill Lynch Trust Company of California. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
10.15(b)*	November 11, 1999 Amendment to Exhibit A to the Fremont General Corporation Employee Benefits Trust (“Grantor Trust”) dated September 7, 1995 between the Registrant and Merrill Lynch Trust Company of California. (Incorporated by reference to Exhibit 10.13(a) to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999, Commission File Number 001-08007)
10.16(a)*	Employment Agreement between the Registrant and James A. McIntyre dated January 1, 1994. (Incorporated by reference to Exhibit (10)(i) to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1994, Commission File Number 001-08007)
10.16(b)*	First Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 1996. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 001-08007)
10.16(c)*	Second Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 8, 1997. (Incorporated by reference to Exhibit 10.14(c) to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 1997, Commission File Number 001-08007)
10.16(d)*	Third Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 2000. (Incorporated by reference to Exhibit 10.9(d) to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 001-08007)
10.16(e)*	Fourth Amendment to Employment Agreement between the Registrant and James A. McIntyre dated August 1, 2003. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2003, Commission File Number 001-08007)
10.17*	Employment Agreement between the Registrant and Wayne R. Bailey dated February 25, 2000. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 001-08007)
10.18*	Employment Agreement between the Registrant and Raymond G. Meyers dated February 25, 2000. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, Commission File Number 001-08007)
10.19*	Employment Agreement between the Registrant and Louis J. Rampino dated February 25, 2000. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 001-08007)

94     FREMONT GENERAL CORPORATION

Exhibit No.	Description

10.20*	Employment Agreement between the Registrant and Alan W. Faigin dated April 11, 2007. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17, 2007, Commission File Number 001-08007)
10.21*	Employment Agreement between the Registrant and Patrick E. Lamb dated April 11, 2007. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 17, 2007, Commission File Number 001-08007)
10.22*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Gwyneth E. Colburn dated August 7, 2003. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission File Number 001-08007)
10.23*	Management Continuity Agreement between the Registrant and Marilyn I. Hauge dated August 7, 2003. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2003. Commission File Number 001-08007)
10.24(a)*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Kyle R. Walker dated August 7, 2003. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission File Number 001-08007)
10.24(b)*	Amendment to Extend the Term of the Management Continuity Agreement for Kyle R. Walker. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 2, 2006, Commission File Number 001-08007)
10.25*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Murray L. Zoota dated August 7, 2003. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission File Number 001-08007)
10.26*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Ronald J. Nicolas, Jr. dated April 3, 2007. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 12, 2007, Commission File Number 001-08007)
10.27(a)*	Letter Agreement between the Registrant and Alan W. Faigin dated April 2, 2007. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 28, 2007, Commission File Number 001-08007)
10.27(b)*	Letter Agreement Amendment between the Registrant and Alan W. Faigin dated August 27, 2007. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 28, 2007, Commission File Number 001-08007)
10.28*	Letter Agreement between Fremont Investment & Loan and Ronald J. Nicolas, Jr. dated April 3, 2007. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 12, 2007, Commission File Number 001-08007)
10.29*	Letter Agreement between the Registrant and Ronald J. Nicolas, Jr. dated August 27, 2007. (Incorporate by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 28, 2007, Commission File Number 001-08007)
10.30	Continuing Compensation Plan for Retired Directors. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
10.31	Form of Loan Participation Agreement. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007, Commission File Number 001-08007)
16.1	Letter regarding change in certifying accounting firm. (Incorporated by reference to Exhibit 6.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2006, Commission File Number 001-08007)
16.2	Letter from Grant Thornton LLP to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2007, Commission File Number 001-08007)
21	Subsidiaries of the Registrant.
23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson LLP Independent Registered Public Accounting Firm.
23.2	Consent of Ernst & Young, LLP Independent Registered Public Accounting Firm.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management or compensatory plans or arrangements. With respect to long-term debt instruments, the Registrant undertakes to provide copies of such agreements upon request by the Commission.

2006 ANNUAL REPORT     95

Fremont General Corporation

2006 ANNUAL REPORT     F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fremont General Corporation

We have audited the accompanying consolidated balance sheet of Fremont General Corporation and subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity, cash flows, and comprehensive loss for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fremont General Corporation and subsidiaries as of December 31, 2006 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 3, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

As more fully described in Notes 1 and 23 to the consolidated financial statements, on March 7, 2007, the Company and its subsidiaries consented to a Cease and Desist Order (the “Order”) issued by the Federal Deposit Insurance Corporation (“FDIC”) on February 27, 2007. The Order requires, among other things, that the Company, through its wholly owned subsidiary, Fremont Investment & Loan (“FIL”), make a variety of changes in its sub-prime residential loan origination business and its commercial real estate lending business. In addition, the Order required FIL to adopt a Capital Adequacy Plan (as defined) and enhanced oversight requirements over FIL operations. The Company has taken significant measures in 2007 towards complying with the provisions of the Order, including the disposition of a significant portion of its sub-prime residential loan portfolio in the second quarter of 2007 and the discontinuance of residential loan originations, as well as the disposition of its real estate lending business and related loan portfolio in July 2007, among other actions. The Company cannot predict the future impact of the Order upon the Company’s business, financial condition or results of operations, and there can be no assurance when or if the Company will be in compliance with the Order, or whether the FDIC will take further action against the Company.

/s/  SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
October 3, 2007

F-2     FREMONT GENERAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Fremont General Corporation

We have audited the accompanying consolidated balance sheet of Fremont General Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity, cash flows, and comprehensive income for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fremont General Corporation and subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/  ERNST & YOUNG LLP

Los Angeles, California
March 14, 2006

2006 ANNUAL REPORT     F-3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OVER
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Fremont General Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Fremont General Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1. Entity Level Monitoring

Management did not maintain effective monitoring controls over the Company’s commercial real estate loan portfolio. Specifically, the following deficiencies were identified:

•	The grading of some commercial loans were not consistent with the Company’s loan grading guidelines; and

•	the valuation methodology used for collateral dependent loans was inappropriate.

F-4     FREMONT GENERAL CORPORATION

As a result, there was an understatement of the allowance for loan losses in the preliminary consolidated financial statements as of December 31, 2006 of approximately $35.7 million. This adjustment to the allowance for loan losses is properly reflected in the Company’s consolidated financial statements.

2. Application of Accounting Standard — Entity Level Risk Assessment

Management did not maintain effective operation of internal control over the application of accounting principles generally accepted in the Unites States of America, resulting in material adjustments to the Company’s preliminary consolidated financial statements. Specifically, the Company misapplied the application of subsequent events accounting literature to its residential real estate loans held for sale, residual interests in securitized assets, and repurchase reserves. This misapplication resulted in a net understatement of loss on whole loan sales and securitizations of residential real estate loans of approximately $34.8 million and a net understatement of impairment of retained residual interests of approximately $25.6 million. These adjustments are properly reflected in the Company’s consolidated financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2006, and this report does not affect our report dated October 3, 2007 on such consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements as of and for the year ended December 31, 2006, and our report dated October 3, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/  SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
October 3, 2007

2006 ANNUAL REPORT     F-5

Fremont General Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,

(Thousands of dollars, except share data)	2006	2005

ASSETS
Cash and cash equivalents	$761,642	$768,643
Investment securities classified as available-for-sale at estimated fair value	21,915	17,527
Federal Home Loan Bank (“FHLB”) stock at cost	111,860	136,018
Loans held for sale – net	4,949,747	5,423,109
Loans held for investment – net	6,265,873	4,603,063
Mortgage servicing rights – net	101,172	46,022
Residual interests classified as available-for-sale in securitized loans at estimated fair value	85,468	170,723
Accrued interest receivable	72,069	42,123
Real estate owned – net	13,090	33,872
Premises and equipment – net	67,859	65,203
Deferred income taxes – net	52,576	83,235
Other assets	387,253	111,542

TOTAL ASSETS	$12,890,524	$11,501,080

LIABILITIES
Deposits:
Savings accounts	$1,101,137	$1,103,993
Money market deposit accounts	586,158	446,274
Certificates of deposit	8,302,493	7,051,726

	9,989,788	8,601,993
Warehouse lines of credit	–	–
Federal Home Loan Bank advances	1,060,000	949,000
Senior Notes due 2009	165,895	175,305
Junior Subordinated Debentures	103,093	103,093
Other liabilities	457,791	314,883

Total Liabilities	11,776,567	10,144,274
Commitments and contingencies (Note 23)	–	–
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share – authorized: 2,000,000 shares; none issued	–	–
Common stock, par value $1 per share – authorized: 150,000,000 shares; issued and outstanding: (2006 – 79,074,000 and 2005 – 77,497,000)	75,983	77,497
Additional paid-in capital	324,064	341,800
Retained earnings	728,766	966,112
Deferred compensation	(20,694)	(43,357)
Accumulated other comprehensive income	5,838	14,754

TOTAL STOCKHOLDERS’ EQUITY	1,113,957	1,356,806

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,890,524	$11,501,080

The accompanying notes are an integral part of these statements.

F-6     FREMONT GENERAL CORPORATION

Fremont General Corporation and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,

(Thousands of dollars, except per share data)	2006	2005	2004

INTEREST INCOME:
Interest and fee income on loans:
Residential	$563,621	$485,022	$366,195
Commercial	548,374	318,507	290,973
Other	378	(249)	496

	1,112,373	803,280	657,664
Interest income – other	84,703	37,878	13,660

	1,197,076	841,158	671,324
INTEREST EXPENSE:
Deposits	434,213	262,611	151,485
FHLB advances	104,119	47,795	25,092
Warehouse lines of credit	10,415	5,979	950
Senior Notes	13,749	14,582	15,347
Junior Subordinated Debentures	9,278	9,278	9,278
Other	423	458	413

	572,197	340,703	202,565
Net interest income	624,879	500,455	468,759
Provision for loan losses	73,441	(3,974)	(6,842)

Net interest income after provision for loan losses	551,438	504,429	475,601
NON-INTEREST INCOME:
Net gain (loss) on whole loan sales and securitizations of residential real estate loans	(338,445)	345,530	437,351
Loan servicing income	100,125	69,680	36,467
Mortgage servicing rights amortization and impairment provision	(47,267)	(19,299)	(12,244)
Impairment of retained residual interests	(167,545)	(2,299)	(985)
Other	(5,337)	18,475	22,641

	(458,469)	412,087	483,230
NON-INTEREST EXPENSE:
Compensation and related	241,497	234,961	244,621
Occupancy	32,407	28,797	17,287
Other	132,038	103,815	95,253

	405,942	367,573	357,161
INCOME (LOSS) BEFORE INCOME TAXES	(312,973)	548,943	601,670
Income tax expense (benefit)	(97,616)	220,995	247,914

Income (loss) from continuing operations	(215,357)	327,948	353,756
Income from discontinued operations, net of income taxes	13,101	–	–

Net income (loss)	$(202,256)	$327,948	$353,756

EARNINGS PER SHARE:
Basic:
Income (loss) from continuing operations	$(2.90)	$4.51	$4.98
Income from discontinued operations, net of income taxes	0.18	–	–

Net income (loss)	$(2.72)	$4.51	$4.98

Diluted:
Income (loss) from continuing operations	$(2.90)	$4.37	$4.80
Income from discontinued operations, net of income taxes	0.18	–	–

Net income (loss)	$(2.72)	$4.37	$4.80

The accompanying notes are an integral part of these statements.

2006 ANNUAL REPORT     F-7

Fremont General Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock
						Accumulated
	Number of		Additional			Other
	Outstanding		Paid-in	Retained	Deferred	Comprehensive
(In thousands, except per share amounts)	Shares	Amount	Capital	Earnings	Compensation	Income	Total

Balance at December 31, 2003	75,990	$75,990	$296,000	$328,044	$(35,889)	$587	$664,732

Net income	–	–	–	353,756	–	–	353,756

Cash dividends declared – $0.24 per share	–	–	–	(18,220)	–	–	(18,220)

Conversion of LYONs	5	5	71	–	–	–	76

Stock options exercised	947	947	17,212	–	–	–	18,159

Retirement of common stock	(139)	(139)	(698)	–	837	–	–

Shares issued, acquired or allocated for employee benefit plans	438	438	9,334	–	(38,635)		(28,863)

Amortization of restricted stock	–	–	–	–	13,962	–	13,962

Shares allocated to ESOP	–	–	4,829	–	15,214	–	20,043

Change in cost of common stock held in trust	–	–	–	–	(11,865)	–	(11,865)

Excess tax benefits relating to share-based							–
payments	–	–	1,040	–	–	–	1,040

GSOP fair value adjustment	–	–	2,540	–	(2,540)	–	–

Net change in unrealized gain or loss on investments and residual interests, net of deferred taxes	–	–	–	–	–	828	828

Balance at December 31, 2004	77,241	77,241	330,328	663,580	(58,916)	1,415	1,013,648

Net income	–	–	–	327,948	–	–	327,948

Cash dividends declared – $0.33 per share	–	–	–	(25,416)	–	–	(25,416)

Conversion of LYONs	35	35	559	–	–	–	594

Retirement of common stock	(473)	(473)	(1,882)	–	2,898	–	543

Shares issued, acquired or allocated for employee benefit plans	694	694	14,895	–	(29,708)	–	(14,119)

Amortization of restricted stock	–	–	–	–	18,333	–	18,333

Shares allocated to ESOP	–	–	(1,368)	–	25,832	–	24,464

Change in cost of common stock held in trust	–	–	–	–	(4,967)	–	(4,967)

Excess tax benefits relating to share-based							–

payments	–	–	2,439	–	–	–	2,439

GSOP fair value adjustment	–	–	(3,171)	–	3,171	–	–

Net change in unrealized gain or loss on investments and residual interests, net of deferred taxes	–	–	–	–	–	13,339	13,339

Balance at December 31, 2005	77,497	77,497	341,800	966,112	(43,357)	14,754	1,356,806

Net loss	–	–	–	(202,256)	–	–	(202,256)

Cash dividends declared – $0.45 per share	–	–	–	(35,090)	–	–	(35,090)

Retirement of common stock	(108)	(29)	29	–	–	–	–

Reclassification of deferred compensation for restricted stock	–	(1,485)	(19,417)	–	20,902	–	–

Shares issued, acquired or allocated for employee benefit plans	1,685	–	(2,030)	–	(21,210)	–	(23,240)

Amortization of restricted stock	–	–	3,036	–	–	–	3,036

Shares allocated to ESOP	–	–	(1,370)	–	24,315	–	22,945

Change in cost of common stock held in trust	–	–	–	–	(1,378)	–	(1,378)

Excess tax benefits relating to share-based payments	–	–	2,050	–	–	–	2,050

GSOP fair value adjustment	–	–	(34)	–	34	–	–

Net change in unrealized gain or loss on investments and residual interests, net of deferred taxes	–	–	–	–	–	(8,916)	(8,916)

Balance at December 31, 2006	79,074	$75,983	$324,064	$728,766	$(20,694)	$5,838	$1,113,957

The accompanying notes are an integral part of these statements.

F-8     FREMONT GENERAL CORPORATION

Fremont General Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,

(Thousands of dollars)	2006	2005	2004

OPERATING ACTIVITIES
Net income (loss)	$(202,256)	$327,948	$353,756
Less: Income from discontinued operations, net of income taxes	13,101	–	–

Income (loss) from continuing operations	(215,357)	327,948	353,756
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Provision for loan losses	73,441	(3,974)	(6,842)
Provision for valuation, repurchase and premium recapture reserves of residential real estate loans held for sale	673,851	71,470	55,662
Discounted sales	(185,781)	(37,656)	(20,424)
Premium refunds	(30,405)	(24,351)	(12,725)
Increase in mortgage servicing rights	(102,417)	(47,319)	(23,348)
Deferred income tax provision	29,535	62,905	36,935
Depreciation and amortization expense	33,429	33,155	22,867
Mortgage servicing rights amortization and impairment provision	47,267	19,299	12,244
Interest accretion on residual interests in securitized loans	(51,502)	(13,150)	(3,910)
Impairment on residual interests in securitized loans	167,545	2,299	985
Compensation expense related to deferred compensation plans	10,871	15,307	27,185
Change in accrued interest	(29,946)	(8,002)	4,542
Change in other assets	(229,511)	(35,397)	(14,475)
Change in accounts payable and other liabilities	(39,118)	(54,644)	103,712

NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE LOANS HELD FOR SALE ACTIVITY	151,902	307,890	536,164
Originations of loans held for sale	(32,626,690)	(36,241,712)	(23,911,371)
Sale of and payments received from loans held for sale	32,382,423	35,976,873	22,507,477
Loan payments received for residential real estate loans held for sale	431,654	289,108	160,839

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES — CONTINUING OPERATIONS	339,289	332,159	(706,891)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES — DISCONTINUED OPERATIONS	–	–	–

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	339,289	332,159	(706,891)

INVESTING ACTIVITIES
Originations and advances funded for loans held for investment	(4,249,724)	(4,158,936)	(2,318,576)
Payments received from and sales of loans held for investment	2,549,960	2,869,107	3,018,745
Increase in retained residual interests in securitized loans	(82,003)	(137,553)	(4,910)
Cash from retained residual interests in securitized loans	36,388	16,202	–
Investment securities available for sale:
Purchases	(20,106)	(16,661)	(16)
Maturities or repayments	343	351	710
Net (purchases) sales of FHLB stock	24,158	(58,891)	35,460
Purchases of premises and equipment	(20,873)	(28,419)	(41,760)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,761,857)	(1,514,800)	689,653

FINANCING ACTIVITIES
Deposits accepted, net of repayments	1,387,795	1,055,013	913,814
FHLB advances, net of repayments	111,000	49,000	(750,000)
Extinguishment of LYONs and Senior Notes	(9,636)	(5,171)	(31,559)
Dividends paid	(33,351)	(23,073)	(16,613)
Excess tax benefits related to share-based payments	2,050	2,439	1,040
Stock options exercised	–	–	13,509
Purchase of company common stock for deferred compensation plans	(42,291)	(31,899)	(43,629)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,415,567	1,046,309	86,562
Increase (decrease) in cash and cash equivalents	(7,001)	(136,332)	69,324
Cash and cash equivalents at beginning of year	768,643	904,975	835,651

Cash and cash equivalents at end of year	$761,642	$768,643	$904,975

The accompanying notes are an integral part of these statements.

2006 ANNUAL REPORT     F-9

Fremont General Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,

(Thousands of dollars)	2006	2005	2004

Net income (loss)	$(202,256)	$327,948	$353,756

Other comprehensive income (loss):

Net change in unrealized gains (losses) during the period:

Residual interests in securitized loans	(14,827)	22,747	1,409

Investment securities	(18)	(19)	(28)

	(14,845)	22,728	1,381

Less income tax expense (benefit)	(5,929)	9,389	553

Other comprehensive income (loss)	(8,916)	13,339	828

Total comprehensive income (loss)	$(211,172)	$341,287	$354,584

The accompanying notes are an integral part of these statements.

F-10     FREMONT GENERAL CORPORATION

Fremont General Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
Overview
Fremont General Corporation (“Fremont General” or when combined with its subsidiaries, the “Company”) is a financial services holding company. Fremont General’s financial services operations are consolidated within Fremont General Credit Corporation (“FGCC”), through its California industrial bank subsidiary, Fremont Investment & Loan (“FIL”). FIL offers certificates of deposit and savings and money market deposit accounts through its 22 branches in California. FIL’s deposit accounts are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation (“FDIC”). During the fiscal year ended December 31, 2006, the Company was engaged in the commercial and residential (consumer) real estate lending businesses on a nationwide basis.

Subsequent Events
Exit from Sub-prime Mortgage Business; Cease and Desist Order.  On March 2, 2007, the Company announced that it intended to exit its sub-prime residential real estate lending operations. This move was consistent with regulatory guidelines issued that day and was prompted by the Company’s receipt on February 27, 2007 of a proposed Cease and Desist Order (the “Order”) from the FDIC calling for the Company to make a variety of changes designed to restrict the level of lending in its sub-prime residential mortgage business as well as the Company’s analysis of the deterioration of the sub-prime residential real estate market. On March 7, 2007, the Company announced that it had ceased entering into new funding commitments with respect to sub-prime mortgage loans, although it would honor remaining outstanding commitments.

On March 7, 2007, Fremont General, FGCC and FIL consented to the Order without admitting to the allegations contained in the Order.

The Order requires, among other things, that FIL make a variety of changes in its sub-prime residential loan origination business and also calls for certain changes in its commercial real estate lending business. As more fully described elsewhere in this Note, the Company has exited its sub-prime residential real estate operations and has sold its commercial real estate lending business and related loan portfolio. In addition, the Order requires that FIL adopt a Capital Adequacy Plan to maintain adequate Tier-1 capital in relation to its risk profile. Further, the Order mandates various specific management requirements, including having and retaining qualified management acceptable to the FDIC and the Department of Financial Institutions of the State of California (“DFI”), and provides for enhanced regulatory oversight over FIL’s operations. The Order is more fully described in a Current Report on Form 8-K filed by the Company on March 7, 2007.

Residential Real Estate Transactions.  On March 21, 2007, the Company announced that FIL had entered into whole loan sale agreements to sell approximately $4 billion of its sub-prime residential real estate loans. On April 16, 2007, the Company announced that FIL had entered into an agreement to sell another $2.9 billion of sub-prime residential real estate loans, which represented the majority of the Company’s sub-prime residential loans held for sale that had not yet been sold. The Company is in discussions with various parties with respect to the sale of the Company’s sub-prime residential loan servicing platform and certain other assets. There can be no assurances that the Company will be able to enter into any transaction with respect to such business. In addition, given the significant market challenges that currently exist in the residential real estate sector, even if such transactions are completed, there can be no assurances that the consideration received in such sales will provide substantial benefit to the Company’s operating results or financial position.

Commercial Real Estate Transaction.  On July 2, 2007, FIL completed the disposition of its commercial real estate lending business and related loan portfolio to iStar Financial Inc. (“iStar”) pursuant to an Asset Purchase Agreement entered into on May 21, 2007. FIL sold its entire $6.27 billion commercial real estate loan portfolio to iStar and received $1.89 billion in cash plus a $4.21 billion participation interest in the sold portfolio. The $1.89 billion in cash represented 30% of the unpaid principal balance of the loan portfolio as of the closing, net of a purchase discount. The $4.21 billion participation interest in the total loan portfolio represented 70% of the unpaid principal balance of the loan portfolio as of the closing, net of a purchase discount. The participation interest bears interest at LIBOR + 150 basis points. FIL’s participation interest in the loan

2006 ANNUAL REPORT     F-11

portfolio is governed by a participation agreement pursuant to which FIL is entitled to receive 70% of all principal payments on the loans sold to iStar, including with respect to any portion of the unfunded commitments with respect to such loans that are subsequently funded by iStar. Additionally, iStar purchased a majority of the non-loan assets used in the business for $50 million in cash. In connection with the transaction, iStar assumed all obligations with respect to the loan portfolio after the closing date (including the obligation to fund approximately $3.72 billion of existing unfunded commitments) and the obligations under certain assumed leases and intellectual property contracts. As of the closing date, iStar employed substantially all of the employees previously engaged in the Company’s commercial real estate lending business.

Transaction with Gerald J. Ford.  On May 21, 2007, Fremont General and FIL entered into an Investment Agreement with an entity controlled by Gerald J. Ford providing for the acquisition by an investor group led by Mr. Ford of a combination of approximately $80 million in exchangeable non-cumulative preferred stock of FIL and warrants to acquire additional common stock of Fremont General. On September 26, 2007, the Company announced that it had been advised by Mr. Ford that, in light of certain developments pertaining to Fremont General and FIL, Mr. Ford was not prepared to consummate such transactions on the terms set forth in the Investment Agreement. The Company said that, while it does not necessarily agree with the factual positions taken by Mr. Ford, it is in discussions with Mr. Ford concerning revised terms under which an entity controlled by Mr. Ford would proceed with an $80 million investment in exchangeable preferred stock of FIL and receive warrants to acquire additional common stock of Fremont General. There can be no assurances as to whether or when the parties may reach an agreement with respect to revised transaction terms.

Summary of Significant Accounting Policies
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conforming to general practices in the banking industry. The significant accounting policies that materially affect financial reporting are summarized below.

Consolidation:  With the exception of the discontinued insurance operations (see Note 22), the consolidated financial statements include the accounts and operations of Fremont General and its subsidiaries including those variable interest entities where the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

The qualifying special-purpose entities the Company utilizes in its residential real estate loan securitizations (as defined in Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) are excluded from the consolidated financial statements.

Use of Estimates:  The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain of the accounts that require significant judgment by management include gain (loss) on whole loan sales and securitizations, allowance for loan losses, derivatives, mortgage servicing rights, residual interests in securitized loans and income taxes.

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

Loans Held for Investment:  Loans are reported at the principal amount outstanding, net of deferred fees and costs, loan participations to other financial institutions or investors, and the allowance for loan losses. Interest is accrued daily as earned, except where reasonable doubt exists as to collectibility, in which case accrual of interest is discontinued and the loan is placed on non-accrual status. Loan origination fees, net of direct

F-12     FREMONT GENERAL CORPORATION

incremental loan origination costs, are deferred and amortized to interest income over the contractual life of the loan using the interest method. Commercial real estate loans are reported net of participations to other financial institutions or investors in the amount of $202.0 million and $138.2 million as of December 31, 2006 and 2005, respectively.

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

Management classifies loans as non-accrual when principal or interest is in default 90 days or more (unless the loan has collateral sufficient to discharge the debt and management reasonably expects repayment of the debt or restoration to a current status in the near future) or when other factors indicate that payment in full of principal and interest is not expected according to the contractual terms of the loan. When a loan is placed on non-accrual status, any previously uncollected interest is reversed as a reduction of interest income on loans receivable and accrued interest receivable. Subsequent collections on non-accrual loans are applied as a reduction of principal when other factors indicate that payment of principal in full is not expected. Once all principal has been received, any additional payments are recognized as interest income on a cash basis. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met. The Company’s charge-off policy is based on a monthly loan-by-loan review.

Loans Held for Sale:  Loans held for sale are comprised of residential real estate loans and are carried at the lower of aggregate cost or estimated fair value. Estimated fair values are based upon current secondary market prices for loans with similar coupons, maturities and credit quality. Currently all residential real estate loans originated are held for sale.

Interest is accrued daily as earned, except where reasonable doubt exists as to collectibility or principal and interest is in default 90 days or more, in which case accrual of interest is discontinued and the loan is placed on non-accrual status. When a loan is placed on non-accrual status, any previously uncollected interest is reversed as a reduction of interest income and accrued interest receivable. Subsequent collections of interest on non-accrual loans are applied as interest income. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current. Fair values are estimated based upon available information from recent sales of similar pools of loans to investors. Aggregate cost includes the unpaid loan principal balance and direct costs of origination, less the net amount of fees received from the borrower. The Company maintains a valuation reserve that is based upon management’s evaluation of the probable valuation-related deficiencies inherent within the loans held for sale. The reserve level is determined based upon actual ultimate discounts experienced in recent sales and production stratifications and the criteria of the various loan distribution channels. The reserve is increased through periodic provisions that are recorded in current operations as a reduction of the gain (loss) on sale and securitization of residential real estate loans. Interest earned on loans held for sale is recorded as interest income until the date of sale.

Real Estate Owned:  Real estate owned (“REO”) is comprised of real estate acquired in satisfaction of loans. Properties acquired through or in lieu of foreclosure on loans secured by real estate are reported in the financial statements at the lower of cost or estimated realizable value (net of estimated costs to sell). Estimated realizable values are based on an evaluation of numerous factors, including appraisals, sales of comparable assets and estimated market conditions. Properties that become REO are recorded at estimated realizable value upon transfer, with any loss being reflected as a charge-off in the allowance for loan loss. Gains on the subsequent sale of REO properties, losses on the subsequent sale and periodic revaluation of REO properties, and the net costs of maintaining these properties, are included in non-interest expense.

Net Gain (Loss) on Whole Loan Sales and Securitizations:  The Company recognizes net gains or losses on whole loan sales and securitizations of its residential real estate loans at the date of settlement and when the Company has transferred control over the loans to either a securitization transaction or to a third party purchaser. The amount of gain or loss on whole loan sales is based upon the difference between the net cash received for the loans and the allocated carrying value of the loans. The Company’s whole loan sales are

2006 ANNUAL REPORT     F-13

primarily done on a servicing released basis and the net cash received includes a premium for the mortgage servicing rights. In a securitization transaction, the Company retains the mortgage servicing rights and a gain is recognized to the extent that the net selling price (based upon the allocated fair values of the assets obtained or retained at the date of transfer) exceeds the carrying value of the loans sold. The Company structures each securitization transaction to meet the sale requirements of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) and, as a result, at the closing of each securitization, the Company removes from its balance sheet the carrying value of the loans held for sale and adds to its balance sheet the estimated fair value of the assets obtained from the sale of loans through the securitization transaction which generally include the cash received (net of transaction expenses), retained junior class interests (residual interests in securitized loans), and mortgage servicing rights. The Company does not retain the risk of either repurchasing or repricing loans sold into its securitization transaction that experience certain early payment defaults, as it typically does with whole loan sales agreements; however, the Company is subject to the performance of such securitized loans that experience early payment defaults through the value of its retained residual interests. The Company does have a potential liability under standard industry representations and warranties for loans sold into securitization or whole loan sale transactions.

Residual Interests in Securitized Loans:  The Company records residual interests in securitized loans as a result of selling its residential real estate loans through securitization transactions to a qualifying special-purpose entity (“QSPE”) and the sale of a portion of its residual interests in the securitized loans through the issuance of net interest margin securities (“NIMs”). The Company’s residual interests in securitized loans are accounted for as available-for-sale securities and are measured at estimated fair value; any unrealized gains or losses, net of deferred taxes, due to changes in the valuation of the residual interests are excluded from current period earnings and reported as other comprehensive income, which is a separate component of stockholders’ equity. Realized gains or losses on the sales of retained interests are computed by the specific identification method at the time of disposition and recorded in earnings. Interest accretion on the residual interests is recorded on the accrual basis in interest income — other.

The Company estimates the fair value of the residual interests by calculating the present value of the estimated expected future cash flows to be retained by using discount, loss and prepayment rates that the Company believes are commensurate with the risks associated with the cash flows. The Company discounts the applicable cash flows using the dates that such cash flows are expected to be released to the Company (the cash-out method). With the sale of the NIMs, the Company begins to receive cash flows only when the holders of the notes created in a NIMs transaction are fully paid.

The amount of estimated future cash flows are determined using the excess of the weighted-average coupon on the loans sold into the securitization trust over the sum of the anticipated coupon on the senior certificates, applicable servicing fees, expected losses on the loans sold over their lives, and estimated other expenses and revenues associated with the securitization. The significant assumptions used by the Company to estimate the residual cash flows are anticipated prepayments of the loans, estimated credit losses and delinquencies, and future interest rate projections. These assumptions are inherently subject to volatility and uncertainty, and as a result, the estimated fair value of the residual interests will potentially fluctuate from period to period and such fluctuations could be significant. The Company evaluates its residual interests for impairment on a quarterly basis, taking into consideration trends in actual cash flows, industry and economic developments, and other relevant factors. Impairment that is considered other-than-temporary is recorded as impairment of retained residual interests in the consolidated statements of operations.

Mortgage Servicing Rights and Loan Servicing Income:  The Company records an asset for mortgage servicing rights, where appropriate, as a result of its residential real estate loan securitizations and certain whole loan sale transactions where servicing is retained. The mortgage servicing rights asset arises from contractual agreements that specify the servicing duties to be performed by the Company for which the Company receives a servicing fee.

The mortgage servicing rights asset is initially recorded by allocating the previous carrying amount of the loans sold or securitized between the securities or loans sold or securitized and the resulting retained interests (including mortgage servicing rights assets) based on their relative fair values at the date of

F-14     FREMONT GENERAL CORPORATION

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

During the third quarter of 2005, the Company ceased to designate any derivative instruments as hedging instruments; treating all of them as free-standing derivative instruments. When the Company stopped designating its derivative instruments as fair value hedges, the derivative instruments continued to be carried on the balance sheet at their fair value with changes in fair value recognized in current period earnings; however, the carrying value of the previously hedged assets were no longer adjusted for changes in fair value. Throughout 2006 the Company treated all of its derivative instruments as economic hedges and did not designate any derivative instruments as accounting hedges.

Premises and Equipment:  Furniture and equipment are stated at cost, less accumulated depreciation. Generally depreciation is computed using the straight-line method over periods ranging from two to twelve years. Included in premises and equipment is approximately $6.8 million of costs related to a new general ledger system that is not being depreciated in the financial statements prior to implementation. Leasehold improvements are amortized over the terms of the lease.

Deposits:  Deposits consist of certificates of deposit, savings accounts and money market deposit accounts at FIL. Such balances are credited with interest at rates ranging from 1.59% to 6.05% at December 31, 2006. The estimated fair value of the deposits was $9.99 billion at December 31, 2006. (see Note 14)

Credit Risk:  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of the following:

•	Cash and temporary cash investments — the Company places its temporary cash investments with high credit quality financial or governmental institutions.

•	Investment securities — the Company’s investment securities are primarily comprised of subordinated mortgage-backed securities retained from three of the Company’s residential real estate loan securitization

2006 ANNUAL REPORT     F-15

transactions. In general, such subordinated securities bear a higher level of risk with respect to the underlying loan collateral.

•	Loans held for sale — the Company has a concentration of credit risk and pricing risk with respect to its residential real estate loans held for sale. Substantially all of these loans are “sub-prime” and generally have higher delinquency and default rates than “prime” loans. The exposure to any one loan is limited due to the large number of borrowers; however, approximately 29% of the loans held for sale at December 31, 2006 are from borrowers within the state of California. No other state represented greater than 10% of the loan portfolio.

•	Loans held for investment — the Company had a concentration of credit risk with respect to its commercial real estate loans held for investment, which were substantially all bridge or construction lending arrangements. At December 31, 2006 there were 158 commercial real estate loans with loan balances in excess of $15 million totaling $5.34 billion and 19% of the commercial real estate loan portfolio was secured by mortgages on properties located in California. In addition, loans with balances outstanding of $40 million or more totaled $2.52 billion, or 38.5% of the total loan portfolio as of December 31, 2006, and loans secured by multi-family condominiums represented approximately 54% of the total loan portfolio as of December 31, 2006. The Company attempted to limit the effects of these concentrations of credit risk for its commercial real estate loans by emphasizing first mortgage lending on properties that have strong asset quality characteristics and proven sponsorship, as well as employing experienced construction management professionals. In addition, loans for larger amounts were typically participated out to other financial institutions to limit the risk associated with an individual loan transaction.

•	Residual interests in securitized loans and mortgage servicing rights — the Company generally retains mortgage servicing rights and residual interests when it securitizes its residential real estate loans. These retained interests are subject to fluctuations in their estimated fair values and the Company attempts to mitigate this risk by utilizing assumptions (such as for credit losses) that the Company believes are appropriate for each retained asset. The assumptions utilized, however, are inherently uncertain and it is typical to realize volatility over the respective lives of the assets through write-ups and write-downs of their reported estimated fair values.

Stock-Based Compensation:  The Company has not granted any stock options since 1997 and all remaining options were fully vested by 2001. Therefore, the Company has not recognized any compensation expense on these stock options and there is no impact on earnings per share for the years presented. The Company recognizes compensation expense relating to its restricted stock grants based on the greater of the fair value of the shares awarded at the grant date or the current fair value as of the reporting date. Compensation expense for the restricted stock grants is recognized on a straight-line basis over the requisite service period (generally two to ten years).

Recent Accounting Standards:  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). This amended standard requires all entities to recognize compensation expense over the related vesting period in an amount equal to the fair value of share-based payments granted to employees. The Company adopted SFAS No. 123(R) as of January 1, 2006 on the modified prospective basis without any significant impact on the Company’s financial position or results of operations. The primary impact of adopting SFAS No. 123(R) on the Company’s financial statements was the reclassification of the deferred compensation balance as of December 31, 2005 ($20.9 million) related to its nonvested restricted shares to additional paid-in capital. (see Notes 18 and 20)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 requires a change in accounting principle to be retrospectively applied as of the beginning of the first period presented in the financial statements as if that principle had always been used, unless it is impracticable to do so. SFAS No. 154 applies to all voluntary changes in accounting principles as well as to changes required by accounting pronouncements that do not include specific transaction provisions. The Company adopted SFAS No. 154 as of January 1, 2006 without any impact on the Company’s financial position or results of operations.

F-16     FREMONT GENERAL CORPORATION

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 requires companies to evaluate their interests in securitized financial assets and determine whether the interests are freestanding derivatives or hybrid financial instruments that may be subject to bifurcation. SFAS No. 155 provides companies with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Company does not believe the adoption of SFAS No. 155 will have a significant impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires entities to separately recognize a servicing asset or liability when undertaking an obligation to service a financial asset under a servicing contract in certain situations, including a transfer of the servicer’s financial assets that meets the requirements for sale accounting. SFAS No. 156 requires that any such servicing asset or liability be initially measured at fair value, if practicable, and then provides the option to either: (1) carry the mortgage servicing rights (“MSRs”) at fair value with changes in fair value recognized in current period earnings; or (2) continue recognizing periodic amortization expense and assess the MSRs for impairment as originally required by SFAS No. 140. The Company adopted SFAS No. 156 effective January 1, 2007 without any impact; electing to continue to record periodic amortization expense as originally required under SFAS No. 140.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step approach for the recognition and measurement of a tax position taken or expected to be taken in an entity’s tax return. The first step in the evaluation of a tax position is recognition: The Company must determine whether it is more likely than not that a given tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In this evaluation the Company must presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position meeting the more-likely-than-not recognition threshold is recorded at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company adopted FIN No. 48 effective January 1, 2007 resulting in a charge to beginning retained earnings of $3.4 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and provides for expanded disclosures concerning fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value; however, focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 also establishes a fair value hierarchy used to classify the source of information used by the entity in fair value measurements. That is, assumptions developed based on market data obtained from independent sources (observable inputs) versus the entity’s own assumptions about market assumptions developed based on the best information available in the circumstances (unobservable inputs). The Company is currently evaluating the impact of adopting SFAS No. 157; however, the Company does not believe the adoption will have a significant impact on its financial position or results of operations. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008.

In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year

2006 ANNUAL REPORT     F-17

misstatement. Specifically, SAB No. 108 indicates that registrants should use both a balance sheet (iron curtain) approach as well as an income statement (rollover) approach when quantifying and evaluating the materiality of a misstatement. SAB No. 108 contains guidance on correcting errors under this dual approach as well as transition guidance for correcting errors existing in prior years. The Company adopted the provisions of SAB No. 108 as of and for the quarter ended September 30, 2006 without any impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure many financial instruments and certain other items at fair value at specified election dates with changes in fair value reported in earnings. The fair value option may be applied on an instrument by instrument basis (with some exceptions), is irrevocable (unless a new election date occurs) and is applied only to entire instruments and not to portions of instruments. The FASB indicated that the objective of this statement is to improve financial reporting by providing entities the opportunity to mitigate volatility in reported earnings that are caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. The Company is currently evaluating the impact of adopting SFAS No. 159. SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008.

Reclassifications:  Certain reclassifications of prior years’ amounts have been made to conform to the current year’s presentation. Servicing advances for principal and interest payments made on behalf of borrowers that had previously been included as an offset to other liabilities have been reclassified out of other liabilities and are now included in other assets in the amounts of $65.5 million and $17.0 million for 2006 and 2005, respectively.

NOTE 2 — CASH AND CASH EQUIVALENTS
Cash and cash equivalents at December 31, 2006 and 2005 are summarized in the following table:

	December 31,

(Thousands of dollars)	2006	2005

Cash on hand	$248	$239

Non-interest bearing deposits in other financial institutions	118,228	98,141

FHLB shareholder transaction account	397,548	214,237

Federal Reserve account	2,078	2,829

U.S. Government sponsored agency discount notes	169,545	350,000

Short-term money market funds	46,971	37,242

Short-term commercial paper	27,024	65,955

Total cash and cash equivalents	$761,642	$768,643

The FHLB shareholder transaction account represents a short-term interest-bearing account with the Federal Home Loan Bank of San Francisco. The Company’s commercial paper holdings have ratings of A1/P1 or better. The short-term money market funds have AAA/Aaa money market fund ratings. The Company’s cash and cash equivalent balances were unrestricted as of December 31, 2006 and 2005.

NOTE 3 — INVESTMENT SECURITIES CLASSIFIED AS AVAILABLE-FOR-SALE
The amortized cost, unrealized gains, unrealized losses and fair value of the Company’s investment securities are detailed in the following tables as of the dates indicated:

	December 31, 2006

	Amortized	Unrealized	Unrealized	Fair
(Thousands of dollars)	Cost	Gains	Losses	Value

Mortgage-backed securities

Agency	$643	$–	$(10)	$633

Private issue	21,282	–	–	21,282

Total available-for-sale securities	$21,925	$–	$(10)	$21,915

F-18     FREMONT GENERAL CORPORATION

	December 31, 2005

	Amortized	Unrealized	Unrealized	Fair
(Thousands of dollars)	Cost	Gains	Losses	Value

Mortgage-backed securities

Agency	$835	$8	$–	$843

Private issue	16,684	–	–	16,684

Total available-for-sale securities	$17,519	$8	$–	$17,527

The private issue securities as of December 31, 2006 represent three mortgage-backed subordinated securities retained from three of the Company’s residential real estate loan securitization transactions. Unrealized gains or losses are included in other comprehensive income. Declines in fair value that are other-than-temporary are reflected as a reduction in the cost basis of the security. During 2006, the Company recognized an other-than-temporary impairment on three of its retained mortgage-backed securities in the amount of $16.3 million.

NOTE 4 — LOANS HELD FOR SALE
As more fully described in Note 1, the Company has exited the residential real estate loan origination business.

Loans held for sale consist solely of residential real estate loans (primarily first trust deeds, but also second trust deeds) which are aggregated prior to their sale or securitization and are carried at the lower of aggregate cost or estimated fair value. Because the Company originated loans held for sale with the intent to sell them in the secondary market, estimated fair values are based upon current secondary market prices (i.e., benchmark trades or comparable forward sales commitments) for loans with similar coupons, maturities and credit quality.

The Company’s residential real estate loans have loan maturities for up to thirty years and are typically secured by first deeds of trust on single-family residences; to a much lesser degree, some second trust deed loans are also originated contemporaneously with the origination of a first mortgage. Many of the loans have principal amortization terms in excess of thirty years (such as forty and fifty years) or no principal amortization (interest-only loans). The Company’s residential real estate loans held for sale typically have a significant concentration (generally 80% or higher) of “hybrid” loans which have a fixed rate of interest for an initial period (generally two years) after origination, after which the interest rate is adjusted to a rate equal to the sum of six-month LIBOR and a margin as set forth in the mortgage note. The interest rate then adjusts at each six-month interval thereafter, subject to various initial, periodic and lifetime interest rate caps and floors. The loans were generally made to borrowers who do not satisfy all of the credit, documentation and other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac, and are commonly referred to as “sub-prime” or “non-prime”.

The following table details the loans held for sale at December 31, 2006 and 2005:

	December 31,

(Thousands of dollars)	2006	2005

Loan principal balance:
First trust deeds	$4,843,547	$4,792,976
Second trust deeds	345,845	611,104

	5,189,392	5,404,080
Net deferred direct origination costs	38,940	51,782

	5,228,332	5,455,862
Valuation reserve	(278,585)	(32,753)

Loans held for sale – net	$4,949,747	$5,423,109

Loans held for sale on non-accrual status	$64,652	$16,736

The Company classifies its loans held for sale as either Tier-1 or Tier-2 loans. Tier-1 loans are the Company’s standard loans that have not exhibited credit deterioration. Tier-2 loans are those that do not meet the criteria

2006 ANNUAL REPORT     F-19

for a Tier-1 sale due to delinquency status, documentation issues or loan program exceptions for which the Company typically receives discounted pricing. The following table shows the unpaid principal balance of the Tier-2 loans included in the total loans held for sale balance indicated above:

	December 31,

(Thousands of dollars)	2006	2005

Tier-2 loans (before valuation reserves):
First trust deeds	$185,452	$113,742
Second trust deeds	77,476	34,351

	$262,928	$148,093

The following table shows the amount of Tier-2 loan sales during the periods indicated:

	Year Ended December 31,

(Thousands of dollars)	2006	2005

Tier-2 loan sales (principal):
First trust deeds	$1,084,994	$467,534
Second trust deeds	82,360	37,844

	$1,167,354	$505,378

A valuation reserve is maintained based upon the Company’s estimate of inherent loss in the loans held for sale portfolio. Provisions for the valuation reserve are charged against gain (loss) on sale of loans. Activity in the valuation reserve is summarized in the following table for the periods indicated:

	Year Ended December 31,

(Thousands of dollars)	2006	2005	2004

Beginning balance	$32,753	$38,257	$27,187
Provision	305,604	(6,964)	22,721
Discounted sales	(185,782)	(37,656)	(20,424)
Charge-offs	(22,245)	(4,153)	(3,077)
Transfer from repurchase reserve	148,255	43,269	11,850

Ending balance	$278,585	$32,753	$38,257

The valuation reserve is apportioned at December 31, 2006, 2005 and 2004 as follows:

	December 31,

(Thousands of dollars)	2006	2005	2004

First trust deeds	$200,016	$14,512	$22,775
Second trust deeds	78,569	18,241	15,482

	$278,585	$32,753	$38,257

In the ordinary course of business, as the loans held for sale are sold, the Company makes standard industry representations and warranties about the loans. The Company may have to subsequently repurchase certain loans due to defects that occurred in the origination of the loans. Such defects are categorized as documentation errors, underwriting errors, or fraud. In addition, the Company is generally required to repurchase loans from previous whole loan sales transactions that experience first payment defaults. If there are no such defects or early payment defaults, the Company has no commitment to repurchase loans that it has sold. During 2006, the Company repurchased a total of $804.9 million in loans, as compared to $321.4 million in 2005. In addition, the Company re-priced $286.1 million in loans during 2006 versus $73.5 million during 2005. Re-priced loans are loans that are subject to repurchase but which are settled at a reduced price. The Company maintains a reserve for the estimated losses expected to be realized when the repurchased loans are sold; this reserve is included in other liabilities and totaled $140.9 million and $14.6 million as of December 31, 2006 and December 31, 2005, respectively. This reserve is based upon the expected future repurchase trends for loans already sold in whole loan sale transactions and the expected valuation of such loans when repurchased. At the point the loans are repurchased, the associated reserves are transferred to the valuation reserve. Provisions for the repurchase reserve are charged against gain (loss) on sale of loans.

F-20     FREMONT GENERAL CORPORATION

The following table summarizes the activity in the repurchase reserve for the periods indicated:

	Year Ended December 31,

(Thousands of dollars)	2006	2005	2004

Beginning balance	$14,556	$4,794	$–
Provision	333,659	57,340	16,644
Charge-offs for loan repricing	(59,037)	(4,309)	–
Transfer to valuation reserve	(148,255)	(43,269)	(11,850)

Ending balance	$140,923	$14,556	$4,794

The Company also maintains a reserve for premium recapture that represents the estimate of probable refunds of premiums received on previously completed loan sales (either due to early loan prepayments or for certain loans repurchased from prior sales) that are expected to occur under the provisions of the various agreements entered into for the sale of loans held for sale; this reserve totaled $8.4 million and $4.3 million as of December 31, 2006 and 2005, respectively, and is included in other liabilities. Provisions for the premium recapture reserve are charged against gain (loss) on sale of loans.

The following table summarizes the activity in the premium recapture reserve for the periods indicated:

Year Ended December 31,
(Thousands of dollars)	2006	2005	2004

Beginning balance	$4,259	$7,516	$3,944
Provision for premium recapture on repurchased loans(1)	23,850	9,287	–
Provision for standard premium recapture(1)	10,738	11,807	16,297
Refunds	(30,405)	(24,351)	(12,725)

Ending balance	$8,442	$4,259	$7,516

(1)	The provision for premium recapture on repurchased loans represents the return of premium on loans that the Company repurchases due to defects that occurred in the origination of the loans as well as on loans that experience first payment defaults. The standard premium recapture represents the return of premium on loans sold which prepay early per the terms of each sales contract.

The following table reconciles the loan valuation, repurchase and premium recapture provisions to the amounts included in the Company’s gain (loss) on sale of loans for the periods indicated. (see Note 10)

Year Ended December 31,
(Thousands of dollars)	2006	2005	2004

Provision for repurchase reserve	$333,659	$57,340	$16,644
Provision for valuation reserve	305,604	(6,964)	22,721
Provision for premium recapture on repurchased loans	23,850	9,287	–
Provision for standard premium recapture	10,738	11,807	16,297
Other	(1,583)	(4,511)	(284)

Total provision for valuation, repurchase and premium recapture reserves	$672,268	$66,959	$55,378

Subsequent to December 31, 2006, the sub-prime market experienced a significant deterioration that included increases in borrower delinquencies and a deterioration of credit that resulted in a substantial increase in the amount of residential loan repurchases and repricings.

2006 ANNUAL REPORT     F-21

The following tables summarize activity in the valuation and repurchase reserves for the subsequent periods indicated.

(UNAUDITED)	Three Months Ended		Six Months Ended

(Thousands of dollars)	March 31, 2007	June 30, 2007	June 30, 2007

Valuation reserve:
Beginning balance	$278,585	$683,397	$278,585
Provision	393,243	124,420	517,663
Discounted sales	(54,425)	(416,602)	(471,026)
Charge-offs	(7,871)	(5,080)	(12,952)
Transfer from Repurchase Reserve	73,865	95,703	169,568

Ending balance	$683,397	$481,838	$481,838

Repurchase reserve:
Beginning balance	$140,923	$190,209	$140,923
Provision	130,737	125,852	256,589
Charge-offs for loan repricing	(7,586)	(5,720)	(13,306)
Transfer to valuation reserve	(73,865)	(95,703)	(169,568)

Ending Balance	$190,209	$214,638	$214,638

As more fully described in Notes 1 and 29, the Company exited the residential real estate business in the first quarter of 2007 and began reporting the results of this business as part of discontinued operations during that quarter. Therefore, the provisions and ending balances of the valuation and repurchase reserves indicated above are included with the results from discontinued operations for the respective periods.

NOTE 5 — LOANS HELD FOR INVESTMENT
During 2006, loans held for investment consisted of the Company’s commercial real estate loans. Commercial real estate loans, which are primarily variable rate (generally based upon either one, three or six-month LIBOR and a margin), represent loans secured primarily by first mortgages on properties such as condominium (construction, conversion and condotel), office, retail, industrial, multi-family, land development, mixed-use and lodging. The commercial real estate loans are primarily comprised of bridge and construction loans of relatively short duration (rarely more than five years in length of term and typically shorter, such as two to three years). Construction loans were funded throughout the term as the construction progressed.

As of December 31, 2006, the Company had $5.02 billion in unfunded commitments for existing loans and $408.2 million in unfunded commitments for loans not yet booked, as compared to $3.40 billion and $410.5 million, respectively, as of December 31, 2005. Unfunded commitments on existing loans represent the remaining funding capacity available on loans with outstanding balances. Unfunded commitments on loans not yet booked represent the maximum amount of funds available under agreements in which the borrower has not yet received any funds.

Commercial real estate loan participations to other financial institutions or investors were $202.0 million and $138.2 million as of December 31, 2006 and 2005, respectively. The Company’s commercial real estate loans also included mezzanine loans (second mortgage loans, which are subordinate to the senior or first mortgage loans) in the amounts of $10.5 million and $5.6 million as of December 31, 2006 and 2005, respectively.

F-22     FREMONT GENERAL CORPORATION

As discussed in Note 1, subsequent to December 31, 2006, the Company sold its commercial real estate loan portfolio to iStar, and received a participation interest in the loan portfolio entitling FIL to 70% of all principal payments on the loans purchased, including with respect to any portion of the unfunded commitments with respect to such loans that are funded by iStar. The following tables further detail the net loans held for investment as of December 31, 2006 and 2005:

December 31, 2006
	Commercial
(Thousands of dollars)	Real Estate	Other	Total

Loans outstanding	$6,749,316	$8,857	$6,758,173
Participations sold	(202,014)	–	(202,014)

Loans outstanding, net of participations sold	6,547,302	8,857	6,556,159
Unamortized deferred origination fees and costs	(59,804)	–	(59,804)

Loans outstanding before allowance for loan losses	6,487,498	8,857	6,496,355
Allowance for loan losses	(230,398)	(84)	(230,482)

Loans held for investment – net	$6,257,100	$8,773	$6,265,873

December 31, 2005
	Commercial
(Thousands of dollars)	Real Estate	Other	Total

Loans outstanding	$4,940,460	$8,589	$4,949,049
Participations sold	(138,165)	–	(138,165)

Loans outstanding, net of participations sold	4,802,295	8,589	4,810,884
Unamortized deferred origination fees and costs	(50,984)	–	(50,984)

Loans outstanding before allowance for loan losses	4,751,311	8,589	4,759,900
Allowance for loan losses	(156,755)	(82)	(156,837)

Loans held for investment – net	$4,594,556	$8,507	$4,603,063

In cases where a borrower experienced financial difficulties and the Company made certain concessionary modifications to contractual terms (typically a reduction of the interest rate charged), the loan was classified as a restructured (accruing) loan if the loan was performing in accordance with the agreed upon modified loan terms and projected cash proceeds were deemed sufficient to repay both principal and interest. Restructured loans were presented as such in the period of restructure and the three subsequent quarters. The following table sets forth information regarding the Company’s commercial real estate loans on non-accrual status and restructured loans on accrual status:

December 31,
(Thousands of dollars)	2006	2005

Non-accrual commercial real estate loans held for investment	$1,110,965	$29,290

Restructured commercial real estate loans on accrual status	$–	$12,309

Accruing loans receivable past due 90 days or more	$–	$–

Delinquent loans past due 60 days or more	$98,747	$38,506

The Company employs a documented and systematic methodology in estimating the adequacy of its allowance for loan losses, which assesses the risk of losses inherent in the portfolio, and represents the Company’s estimate of probable inherent losses in the loan portfolio as of the date of the financial statements. Establishment of the allowance for loan losses involves estimating losses for individual loans that have been deemed impaired and for groups of loans that are evaluated collectively. Reviews are performed to determine allowances for loans that have been individually evaluated and identified as loans that have probable losses; reserve requirements are attributable to specific weaknesses evidenced by various factors such as a deterioration in the quality of the collateral securing the loan, payment delinquency or other events of default. Performing loans that currently exhibit no significant identifiable weaknesses or

2006 ANNUAL REPORT     F-23

impairment are evaluated on a collective basis. The allowance for loan losses methodology incorporates management’s judgment concerning the expected effects of current economic events and trends on portfolio performance, as well as the impact of concentration factors (such as property types, geographic regions and loan sizes). While the Company’s methodology utilizes historical and other objective information, the establishment of the allowance for loan losses is to a significant extent based upon the judgment and experience of the Company’s management. The Company believes that the allowance for loan losses is appropriate as of December 31, 2006 to cover inherent losses embedded in the loan portfolio; however, future changes in circumstances, economic conditions or other factors, including the effect of the Company’s various loan concentrations, could cause the Company to increase or decrease the allowance for loan losses as necessary. Activity in the allowance for loan losses is summarized in the following table:

Year Ended December 31,
(Thousands of dollars)	2006	2005	2004

Beginning balance	$156,837	$171,525	$213,591
Provision for loan losses	73,441	(3,974)	(6,842)
Charge-offs	(190)	(17,533)	(27,186)
Fair value adjustment(1)	–	–	(9,856)
Recoveries	394	6,819	1,818

Ending balance	$230,482	$156,837	$171,525

(1)	Resulting from the transfer of $910.0 million in residential real estate loans from held for investment to held for sale during the third quarter of 2004.

At December 31, 2006 and 2005, the recorded investment in loans held for investment considered to be impaired was $1.11 billion and $29.3 million, respectively, all of which were on a non-accrual basis. The Company’s policy is to consider a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Evaluation of a loan’s impairment is based on the present value of expected cash flows or the fair value of the collateral, if the loan is collateral dependent. As a result, these impaired loans may not necessarily have a related specific allowance for loan loss allocated to them. There were $692.8 million and $29.3 million of loans considered impaired that have specific allowances that totaled $170.0 million and $2.3 million at December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, there were $420.4 million and $0, respectively, of impaired loans that had no specific allowances. The average net investment in impaired loans held for investment was $125.1 million, $47.0 million and $76.0 million for 2006, 2005 and 2004, respectively. Interest income that was recognized on the cash basis of accounting on loans classified as impaired was $3.1 million, $35,000 and $333,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Interest income foregone for loans on non-accrual status that had not performed in accordance with their original terms was $3.1 million, $7.2 million and $10.6 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s policy for determining past due or delinquency status is based on contractual terms except where loans are contractually matured but continue to make current interest payments.

In addition to its allowance for loan losses, the Company maintained an allowance for unfunded commercial real estate loan commitments on its existing loans. This allowance totaled $5.7 million and $4.0 million as of December 31, 2006 and 2005, respectively, and is included in other liabilities.

F-24     FREMONT GENERAL CORPORATION

The contractual maturities of loans held for investment outstanding net of participations sold (shown gross of deferred fees and costs and the allowance for loan losses) as of December 31, 2006 are summarized below:

	1 to 12	13 to 24	25 to 60	Over 60
(Thousands of dollars)	Months	Months	Months	Months	Total

Term loans – variable rate:
Commercial real estate loans	$2,260,594	$2,718,157	$1,424,932	$11,948	$6,415,631
Other consumer loans	487	923	884	3,781	6,075
Term loans – fixed rate:
Commercial real estate loans	13,424	33,802	50,768	33,677	131,671
Other consumer loans	17	439	3	2,323	2,782

Total	$2,274,522	$2,753,321	$1,476,587	$51,729	$6,556,159

NOTE 6 — REAL ESTATE OWNED
The Company’s real estate owned (“REO”) consists of property acquired through or in lieu of foreclosure on loans secured by real estate. REO is reported in the financial statements at the lower of cost or estimated realizable value (net of estimated costs to sell). REO consisted of the following types of property as of December 31, 2006 and 2005:

December 31,
(Thousands of dollars)	2006	2005

Commercial real estate	$299	$31,595
Residential real estate	13,261	3,714

Real estate owned before valuation reserve	13,560	35,309
Valuation reserve	(470)	(1,437)

Real estate owned – net	$13,090	$33,872

NOTE 7 — MORTGAGE SERVICING RIGHTS
At the time of securitization or sale of loans on a whole loan basis with servicing rights retained, the Company analyzes whether the benefits of servicing are greater than or less than adequate compensation and, as a result, records where appropriate, a mortgage servicing rights asset or liability (“MSR”), respectively. The estimated fair value of the Company’s mortgage servicing rights at December 31, 2006 and 2005 was $117.5 million and $57.4 million, respectively. As of December 31, 2006, the Company was servicing a total of $18.12 billion in loans to maturity, as compared to a total of $8.46 billion as of December 31, 2005. The following table summarizes the activity in the Company’s mortgage servicing rights asset as of the periods indicated:

Year Ended December 31,
(Thousands of dollars)	2006	2005

Beginning balance:	$46,022	$20,044
Additions from:
Securitization transactions	48,302	41,555
Whole loan sales – servicing retained	54,115	5,764
Amortization	(46,762)	(21,341)

Ending balance before valuation allowance	101,677	46,022

Valuation allowance:
Beginning balance	–	(2,042)
Provision for temporary impairment	(505)	2,042

Ending balance	(505)	–

Mortgage servicing rights – net	$101,172	$46,022

Estimated fair value	$117,545	$57,395

2006 ANNUAL REPORT     F-25

The following table summarizes the Company’s estimate of amortization of its existing balance of MSRs; this projection was developed using the assumptions made by the Company in its estimation of fair value as of December 31, 2006. These assumptions are inherently subject to significant fluctuations, primarily due to the effect that changes in the loans stated rates and mortgage rates in general have on loan prepayment experience; therefore, the Company’s estimates of amortization expense may not be indicative of the actual amortization recorded in future periods:

Year
(Thousands of dollars)	Amortization

2007	$56,623
2008	26,164
2009	8,285
2010	3,071
2011	2,222
After 2011	5,312

Total	$101,677

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

The key economic assumptions used in determining the initial fair value of the MSRs at the time of securitization are as follows:

Year Ended December 31,
	2006	2005	2004

Weighted-average life (years)	1.5	1.7	1.6
Weighted-average annual prepayment speed	40.7%	41.0%	36.4%
Weighted-average annual discount rate	15.0%	15.0%	10.0%

The key economic assumptions used in subsequently measuring the fair value of the Company’s MSRs as of the end of the year are as follows:

Year Ended December 31,

	2006	2005

Weighted-average life (years)	1.4	1.6
Weighted-average annual prepayment speed	38.8%	46.9%
Weighted-average annual discount rate	19.6%	15.0%

At December 31, 2006, the sensitivity of the current fair value of the Company’s mortgage servicing rights to certain changes in key assumptions is presented in the following table. The impacts of these changes are hypothetical and should be used with caution. The Company utilizes anticipated prepayment speeds in the determination of the fair value; actual prepayment experience may differ and any difference may have a material impact on the fair value of the mortgage servicing rights. Changes in fair value based upon a variation in an assumption generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. In addition, the effect of a variation of a particular assumption on the fair value of the mortgage servicing rights is calculated independently of changing any other assumptions; in reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivity impact (in thousands of dollars).

Fair value of mortgage servicing rights	$117,545
Change in fair value from:
Changes in weighted-average annual prepayment speed (CPR):
Increase of 10% (increase speed)	(8,686)
Increase of 20% (increase speed)	(13,689)
Decrease of 10% (slower speed)	5,938
Decrease of 20% (slower speed)	11,330
Changes in discount rate:
Increase of 10% (increase rate)	(2,516)
Increase of 20% (increase rate)	(4,916)

F-26     FREMONT GENERAL CORPORATION

As a servicer, the Company is required to make certain advances on specific loans it is servicing, to the securitization trusts holding the loans, to the extent such advances are deemed collectible by the Company, from collections related to the individual loan. The total amount outstanding of such servicing advances was $83.0 million and $22.5 million at December 31, 2006 and 2005, respectively, and is included in other assets.

NOTE 8 — RESIDUAL INTERESTS IN SECURITIZED LOANS
Residual interests in loan securitizations retained by the Company are recorded as a result of the sale of residential real estate loans through a securitization transaction and the subsequent issuance of net interest margin securities (“NIMs”) to monetize the residual interest from the original securitization transaction.

Residual interests represent the discounted expected future residual cash flows from the securitizations that inure to the Company’s benefit subject to prepayment, interest rate, delinquency, net credit losses and other factors. The following table summarizes the activity of the Company’s retained residual interests:

	Year Ended December 31,

(Thousands of dollars)	2006	2005

Beginning balance at fair value	$170,723	$15,774
Additions to residual interests	159,223	137,553
NIM transactions	(77,220)	–
Interest accretion	51,502	13,150
Cash received	(36,388)	(16,202)
Change in unrealized gain (loss)	(14,827)	22,747
Other-than-temporary impairment	(167,545)	(2,299)

Ending balance at fair value	$85,468	$170,723

Loans sold through securitization transactions are done so on a non-recourse basis to off-balance sheet qualifying special-purpose entities (“QSPEs”), except for representations and warranties customary within the mortgage banking industry. In a NIM transaction, the certificates representing the residual interest in certain excess cash flows from the original securitization transaction are transferred to a QSPE, which issues interest-bearing securities. The net proceeds from the sale of these NIM securities, along with a residual interest certificate, represent the consideration received by the Company. The residual interest certificate retained from a NIM transaction is subordinate to the NIM securities issued until the NIM securities are paid in full. The residual interests retained are accounted for as “available-for-sale” securities and are measured at fair value; any unrealized gains or losses from adjustments to the estimated fair value, net of taxes, are reported as part of accumulated other comprehensive income, which is a separate component of stockholders’ equity. Impairment that is considered other-than-temporary is recorded as a reduction of other non-interest income. During 2006, the Company recognized other-than-temporary impairment on eight of its retained residual interests due primarily to increases in projected losses for loans originated and securitized in 2005 and 2006.

In the original securitizations and NIM transactions, a two-tier structure is utilized in which the loans are first sold to a special purpose corporation (referred to as the Depositor), which then transfers the loans to a QSPE. Included in the $85.5 million and $170.7 million of residual interests at December 31, 2006 and 2005, respectively, were “pre-NIM” residual interests with estimated fair values of $56.1 million and $118.3 million, respectively, from securitization transactions. In January of 2006, the Company completed a NIM transaction of the “pre-NIM” residual interests outstanding at December 31, 2005, which resulted in a reduction of $77.2 million in the balance of the residual interests.

The following table summarizes delinquencies and credit losses for the loans underlying the Company’s outstanding securitization transactions as of the dates indicated:

	December 31,

(Thousands of dollars)	2006	2005

Original principal amount of loans securitized	$17,536,329	$10,606,000
Current principal amount of loans securitized	$10,938,440	$7,381,071
Current delinquent principal amount (over 60 days)	$1,142,794	$248,105
Inception to date credit losses (net of recoveries)	$53,241	$10,323

2006 ANNUAL REPORT     F-27

The Company determines the estimated fair values of the residual interests by discounting the expected net cash flows to be received utilizing the cash-out method. The Company uses the forward LIBOR curve for estimating interest rates on the adjustable rate loans and the variable rate securities, and utilizes other assumptions (primarily for losses, prepayment speeds and delinquencies) that management believes are consistent with assumptions other major market participants would use to appropriately estimate the fair value of similar residual interests. The Company continually evaluates the various assumptions utilized in estimating the fair value of the retained residual interests and updates them as deemed necessary based upon the development of historical vintage data and management’s review of current trends, such as having prices and economic trends, and loan characteristics. Such residual interest valuations remain, however, subject to volatility due to fluctuations in the performance of the underlying collateral and in the accuracy of the assumptions utilized by the Company.

Key economic assumptions used in measuring the initial fair value of retained residual interests resulting from securitizations completed during the years indicated were as follows:

	Year Ended December 31,

	2006	2005	2004

Weighted-average life (years)	1.92	1.73	1.65
Weighted-average annual prepayment speed	39.5%	40.8%	36.4%
Weighted-average lifetime credit losses	5.21%	4.56%	4.46%
Weighted-average annual discount rate	20.0%	20.0%	20.0%

Key economic assumptions used in subsequently measuring the fair value of the Company’s residual interests as of the end of the year are as follows:

Year Ended December 31,

	2006	2005

Weighted-average life (years)	2.50	1.59
Weighted-average annual prepayment speed	25.0%	46.0%
Weighted-average lifetime credit losses	5.5%	4.39%
Weighted-average annual discount rate	24.0%	20.0%

The projected weighted-average lifetime credit losses utilized as of December 31, 2006 are further detailed as follows (by the year in which the underlying mortgage loans were securitized):

2003	1.50%
2004	1.75%
2005	5.41%
2006	7.93%

At December 31, 2006, the sensitivities of the current fair values of the retained residual interests to certain changes in key assumptions are presented in the following table. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon a variation in an assumption generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. In addition, the effect of a variation of a particular assumption on the fair value of the residual interests is calculated independently of changing any other assumptions; in reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivity impact (in thousands of dollars).

Balance of residual interests at fair value	$85,468
Decline in fair value from changes in:
Weighted-average annual prepayment speed (CPR):
Increase CPR 10%	(6,789)
Weighted-average net lifetime credit losses:
Adverse 10%	(8,588)
Adverse 20%	(16,311)
Discount rate:
Increase 10%	(11,877)
Increase 20%	(13,506)

F-28     FREMONT GENERAL CORPORATION

NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes derivative financial instruments in connection with its interest rate risk management activities. In accordance with its interest rate risk strategy, the Company currently utilizes a combination of forward sales commitments and Eurodollar futures contracts to economically hedge its residential real estate loans held for sale and a certain portion of its unfunded pipeline of conditional loan approvals. These derivatives are intended to offset the changes in the value of the Company’s loans held for sale and its unfunded conditional loan approvals as interest rates change. The Company’s forward sales commitments represent obligations to sell loans at a specific price and date in the future; therefore, the value of these commitments increase as interest rates increase. Short Eurodollar futures contracts are standardized exchange-traded contracts, the values of which are tied to spot Eurodollar rates at specified future dates. The value of these futures contracts increase when interest rates rise. Conversely, the value of the forward sales commitments and the short Eurodollar positions decrease when interest rates decrease, while the related loans are expected to increase in value. The values of the loans, the forward sales commitments and the Eurodollar positions may not move in corresponding amounts and time frames and may result in a negative or positive impact on earnings in any given period. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities, as amended and interpreted” (“SFAS No. 133”), the Company’s derivative financial instruments are reported at their fair values.

At December 31, 2006, the Company’s commitments to sell forward residential real estate loans to third party investors in whole loan sales transactions were approximately $1.02 billion at various rates and terms. The Company distinguishes commitments to sell forward loans in two categories, allocated and unallocated. At December 31, 2006, the notional amount for allocated forward sales commitments was $1.02 billion; with no unallocated forward sales commitments. Allocated forward sales commitments are contractual sales agreements whereby a specific pool of loans is agreed upon to be sold to specific buyers at a contractually agreed upon date and price. In accordance with SFAS No. 133, the Company may, under certain circumstances, designate and account for its allocated forward sales commitments as fair value hedges designated to specific pools of loans that have been contractually agreed upon for sale; however, as of December 31, 2006, no hedges were designated as such. Unallocated forward sales commitments are agreements that provide a fixed price on a pool of loans not yet specified. These commitments are treated as economic hedges (and are not currently designated as accounting hedges) and are classified as free-standing derivatives. Changes in the fair value of both the unallocated and allocated forward sales commitments are reported as a component of gain (loss) on sale of residential real estate loans and as either other assets or liabilities, as applicable.

At December 31, 2006, the Company had a pipeline of loans in process of approximately $924.4 million in new residential real estate loans. The Company does not guarantee interest rates to potential borrowers when an application is received. These loans are generally subject to the potential borrower accepting and meeting the conditions of the loan approval. The Company conditionally quotes interest rates to potential borrowers, which are then subject to adjustment by the Company if any such conditions are not satisfied. As such, the Company ascribes no value to its conditional loan approvals, as there are no interest rate-lock commitments on the loans.

The Company’s Eurodollar futures contracts are currently treated as economic hedges and are not currently designated as accounting hedges and are classified as free-standing derivatives. As of December 31, 2006, the Company had in place short Eurodollar futures positions covering loan principal of $3.64 billion for its loans held for sale with no positions for its unfunded loan pipeline. Eurodollar futures are utilized in an effort to offset the changes in value related to the loan inventory and pipeline without the necessity of restricting certain loan inventory or pipeline loans to a specific forward sale commitment. The Company’s Eurodollar futures positions are settled each day based on their ending fair values; as such, the Company does not reflect any asset or liability position for these derivatives. The Company records these daily fair value changes and settlements as a component of the gain (loss) on sale of residential real estate loans. The Company’s Eurodollar futures contracts are collateralized by maintenance of a margin account which is included in other assets and had a balance of $12.1 million as of December 31, 2006.

2006 ANNUAL REPORT     F-29

The estimated fair values of the Company’s derivatives were as follows (included in other assets or liabilities, as applicable, in the consolidated balance sheets) as of the end of the year.

	December 31,

(Thousands of dollars)	2006	2005

Forward sales commitments	$428	$(1,479)
Interest rate cap contract	–	13,805
Other	–	418

	$428	$12,744

The changes in fair value of the derivative instruments are recorded as part of the net gain (loss) on whole loan sales and securitizations. (see Note 10)

Note 10 — NET GAIN (LOSS) ON WHOLE LOAN SALES AND SECURITIZATIONS OF RESIDENTIAL REAL ESTATE LOANS
During 2006, the Company routinely sold and securitized residential mortgage loans into the secondary market. Gains or losses are recognized at the date of settlement and when the Company has transferred control over the loans to either a transaction-specific securitization trust or to a third-party purchaser. The amount of gain or loss for loan sales or securitizations is based upon the difference between the net sales proceeds received, including any retained interests, and the allocated carrying amount of the loans (which includes the costs directly incurred with the origination of the loans, net of origination points and fees received, which are deferred and recognized when the loans are sold).

The Company maintains a valuation reserve for its loans held for sale based on the Company’s estimate of inherent loss or valuation impairment in the loans held for sale portfolio. The Company also records a repurchase reserve for the estimated losses expected to be realized for any loans which may be repurchased when they are resold. A premium recapture reserve records the estimated liability for the return of premium on loans sold which prepay early or are repurchased per the terms of each sales contract; this amount also includes applicable interest adjustments. The provisions for these reserves are recorded as adjustments to the Company’s net gain (loss) on sale (see Note 4). The following table presents the detailed components of the net gain (loss) on whole loan sales and securitizations:

	Year Ended December 31,

(Thousands of dollars)	2006	2005	2004

Gross whole loan sales (Firsts)	$24,092,552	$27,155,217	$17,663,340
Gross whole loan sales (Seconds)	2,182,620	2,686,277	1,176,909
Gross whole loan sales (Portfolio)	–	–	865,843
Loans sold into securitizations (Firsts)	6,275,837	6,386,166	2,968,764
Loans sold into securitizations (Seconds)	660,557	70,575	–

	33,211,566	36,298,235	22,674,856
Less: Repurchases	(804,903)	(321,362)	(167,379)

Total loan sales and securitizations – net of repurchases	$32,406,663	$35,976,873	$22,507,477

Gross premium recognized on Tier I loan sales and securitizations	$580,419	$829,235	$805,386
Net gain on derivative instruments	16,948	26,233	1,076

	597,367	855,468	806,462
Net direct loan origination costs	(263,544)	(442,979)	(313,733)

Net gain before provisions	333,823	412,489	492,729
Provisions for valuation, repurchase and premium recapture reserves	(672,268)	(66,959)	(55,378)

Net gain (loss) on sale	$(338,445)	$345,530	$437,351

F-30     FREMONT GENERAL CORPORATION

The net gain (loss) on derivative instruments included in the net gain (loss) on whole loan sales and securitizations of residential real estate loans consists of the following items:

	Year Ended December 31,

(Thousands of dollars)	2006	2005	2004

Eurodollar futures:
Net realized gain (loss)	$6,171	$24,652	$(303)
Transaction expenses and other	(1,685)	(2,281)	(259)

	4,486	22,371	(562)
Change in fair value of:
Forward sales commitments	1,907	(4,219)	2,741
Loans held for sale subject to fair value hedges	–	2,703	–
Hedge gain	–	4,201	–
Interest rate swaps	10,973	–	–
Other	(418)	1,177	(1,103)

Net gain on derivative instruments	$16,948	$26,233	$1,076

During 2006 the Company realized a $11.0 million gain related to the positive change in fair value of three interest rate swap contracts related to securitization transactions completed during the year. The Company purchased the swap contracts prior to the securitization transaction closing dates and therefore realized the benefits of the changes in fair value between the time the swaps were purchased and when they were included as part of the consideration in the securitizations.

NOTE 11 — LOAN SERVICING INCOME
In addition to the securitized loans that it services, the Company also services loans sold to other financial institutions on an interim basis (until servicing is transferred to another party) and on a to maturity basis (servicing retained). The following table presents the components of loan servicing income for the Company:

	Year Ended December 31,

(Thousands of dollars)	2006	2005	2004

Servicing fee income:
Securitization transactions	$36,215	$22,029	$11,217
Interim	21,948	32,618	18,806
Loans sold – servicing retained	16,462	3,808	1,558
Ancillary income(1):
Securitization transactions	7,670	4,391	2,002
Interim	2,642	3,007	2,808
Loans sold – servicing retained	2,941	731	334
Other(2):
Securitization transactions	9,334	3,024	(258)
Loans sold – servicing retained	2,913	72	–

Loan servicing income	$100,125	$69,680	$36,467

(1)	Ancillary income represents all service-related contractual fees retained by the Company and consists primarily of late payment charges.

(2)	Other servicing income consists primarily of interest income earned on the principal balance of serviced loans that prepay early before the principal is remitted to the trust (for securitization transactions) or investor (for whole loan sales).

2006 ANNUAL REPORT     F-31

NOTE 12 — INCOME TAXES
The major components of income tax expense (benefit) from continuing operations are summarized in the following table:

	Year Ended December 31,

(Thousands of dollars)	2006	2005	2004

Federal:
Current	$(109,375)	$130,450	$164,329
Deferred	16,239	52,996	36,337

	(93,136)	183,446	200,666
State:
Current	(17,776)	27,640	46,650
Deferred	13,296	9,909	598

	(4,480)	37,549	47,248

Total income tax expense (benefit)	$(97,616)	$220,995	$247,914

A reconciliation of the effective federal tax rates in the consolidated statements of income from continuing operations with the statutory federal income tax rate of 35.0% is summarized in the following table:

Year Ended December 31,

	2006	2005	2004

Tax expense at federal statutory rate	35.0%	35.0%	35.0%
Deferred tax valuation reserve	(11.2)%	–	–
State income taxes, net of federal benefit	5.3%	4.7%	5.1%
Reduction to state tax reserve, net of federal benefit	3.0%	(0.2)%	–
Meals and entertainment	(0.4)%	0.2%	0.2%
Compensation related differences	(0.6)%	0.6%	0.6%
Other, net	0.1%	0.0%	0.3%

Actual tax expense	31.2%	40.3%	41.2%

Net payments made for federal and state income taxes were $86.9 million, $241.9 million, and $176.7 million for 2006, 2005, and 2004, respectively. The Company has accrued the expected tax and interest exposure for tax matters that are either in the process of resolution or have been identified as having the potential for adjustment. These matters primarily consist of issues relating to the discontinued insurance operations, the apportionment of income to various states and the deduction of certain expenses. The total reserve for uncertain tax matters was $18.6 million at December 31, 2006. During the year ended December 31, 2006, the Company successfully resolved several state tax matters and reduced its accrual relating to these matters by $9.1 million (net of Federal tax impact). The Company also recorded a discontinued operation benefit of $13.1 million (net of Federal tax impact) due to the resolution of various state tax matters relating to the Company’s discontinued operations.

The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The

F-32     FREMONT GENERAL CORPORATION

components of the Company’s deferred tax assets at December 31, 2006 and 2005 are summarized in the following table:

	December 31,

(Thousands of dollars)	2006	2005

Deferred tax assets:
Allowance for loan losses	$40,262	$69,650
Premium recapture and repurchase reserves	62,136	7,938
Compensation related items	29,150	29,270
State net operating loss carry forward	21,005	–
Mark-to-market on loans held for sale	7,398	15,417
State income and franchise taxes	–	13,467
Other – net	164	2,283

Total deferred tax assets	160,115	138,025
Deferred tax liabilities:
Mortgage servicing	(37,718)	(23,240)
Loan origination costs and fees	(16,902)	(31,550)
State income and franchise taxes	(17,924)	–
Other – net	–	–

Total deferred tax liabilities	(72,544)	(54,790)

Net deferred tax asset before valuation allowance	87,571	83,235
Valuation allowance	(34,995)	–

Net deferred tax asset after valuation allowance	$52,576	$83,235

In assessing the realization of deferred income tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends on the ability to recover previously paid taxes through loss carrybacks and the generation of future taxable income during the periods in which temporary differences become deductible. As a result of losses anticipated in 2007, which indicate uncertainty as to the availability of future taxable earnings, the “more than likely than not” standard has not been met and therefore the portion of the deferred tax asset that requires future taxable income will not be realized. As such, a valuation allowance of $35.0 million has been established decreasing the total accumulated net deferred tax asset of $87.6 million to the $52.6 million reported in the table above. The deferred tax asset of $52.6 million represents federal income taxes paid in prior years which may be recovered by losses as a result of reversing deductible temporary differences. At December 31, 2006, the Company had state net operating loss carry forwards of $281.0 million that expire between 2011 and 2026.

NOTE 13 — SENIOR NOTES, JUNIOR SUBORDINATED DEBENTURES AND LIQUID YIELD OPTION NOTES
The debt of Fremont General is detailed in the following table; none of the Fremont General debt is guaranteed by FIL:

	December 31,

(Thousands of dollars)	2006	2005

Senior Notes due 2009 less discount (2006 – $635; 2005 – $975)	$165,895	$175,305
Junior Subordinated Debentures	103,093	103,093

	$268,988	$278,398

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

2006 ANNUAL REPORT     F-33

During 2006 and 2005, Fremont General repurchased $9.8 million and $5.2 million par values of the 7.875% Senior Notes due 2009 with carrying values of $9.7 million and $5.1 million resulting in pre-tax gain (loss) of $67,000 and $(55,000), respectively.

Total interest payments for the Senior Notes were $13.7 million, $14.4 million and $15.7 million in 2006, 2005 and 2004, respectively.

In 1996, the Company formed Fremont General Financing I, a statutory business trust (the “Trust”), which sold $100 million of 9% Trust Originated Preferred Securitiessm (the “Preferred Securities”) in a public offering. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust. Holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of 9% of the liquidation amount of $25 per Preferred Security, payable quarterly. The proceeds from the sale of the Preferred Securities were invested in 9% Junior Subordinated Debentures issued by Fremont General (the “Junior Subordinated Debentures”). The Junior Subordinated Debentures are the sole asset of the Trust.

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

The Junior Subordinated Debentures represent liabilities of the Company to the Trust and are subordinate and junior to all senior indebtedness of Fremont General. Payment of distributions out of cash held by the Trust, and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by Fremont General to the extent that the Trust has funds available to make such payments. Interest expense on the Junior Subordinated Debentures was $9.3 million in 2006, 2005 and 2004.

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

NOTE 14 — DEPOSITS
Deposits are insured by the FDIC and are summarized below by type with respective interest rate ranges as of the dates indicated:

	December 31,
	2006		2005		2004

(Thousands of dollars,		Interest		Interest		Interest
except percents)	Balances	Rates	Balances	Rates	Balances	Rates

Savings and money market deposit accounts	$1,687,295	1.98% - 4.92%	$1,550,267	1.98% -3.44%	$1,791,450	1.49% - 2.23%
Certificates of deposit:
Under $100,000	4,137,409	1.69% - 5.60%	4,048,797	1.69% -6.06%	3,630,018	1.69% - 6.77%
$100,000 and over	4,165,084	1.59% - 6.05%	3,002,929	1.59% - 6.05%	2,125,512	1.40% - 6.77%

	$9,989,788		$8,601,993		$7,546,980

As of December 31, 2006 and 2005, the weighted-average interest rate for savings and money market deposit accounts was 4.38% and 3.40%, respectively, and for certificates of deposit it was 5.22% and 4.03%, respectively. The weighted-average interest rate for all deposits at December 31, 2006 was 5.08% and at December 31, 2005 it was 3.92%.

F-34     FREMONT GENERAL CORPORATION

Certificates of deposit outstanding at December 31, 2006, are detailed by maturity and rates as follows:

		Maturing by	Weighted
(Thousands of dollars, except percents)	Amount	December 31,	Average Rate

	$8,185,058	2007	5.22%
	55,708	2008	5.24%
	46,711	2009	5.67%
	2,311	2010	5.02%
	12,705	2011	5.21%

	$8,302,493		5.22%

Of the $8.30 billion in total certificates of deposit outstanding at December 31, 2006, $1.62 billion were obtained through brokers. Under the Order, FIL is prohibited from accepting new or renewing existing brokered deposits; to again accept or renew brokered deposits, FIL must obtain FDIC approval.

The table below summarizes the Company’s certificates of deposit as of December 31, 2006, which are in amounts of $100,000 or more, by maturity and by type.

	Certificates of Deposit $100,000 or more, maturing

		Over 3	Over 6
	3 months	through	through	Over
(Thousands of dollars)	or less	6 months	12 months	12 Months	Total

Retail	$1,171,168	$908,789	$334,888	$18,792	$2,433,637
IRAs	31,460	42,622	27,565	5,167	106,814
Brokered	464,720	743,984	366,132	49,797	1,624,633

	$1,667,348	$1,695,395	$728,585	$73,756	$4,165,084

Interest expense on deposits is summarized as follows:

	Year Ended December 31,

(Thousands of dollars)	2006	2005	2004

Savings and money market deposit accounts	$58,102	$45,493	$35,694
Certificates of deposit	376,851	217,603	116,036
Penalties for early withdrawal	(740)	(485)	(245)

	$434,213	$262,611	$151,485

Total interest payments on deposits were $421.9 million, $259.9 million, and $151.7 million in 2006, 2005 and 2004, respectively.

Included in total deposits at December 31, 2006 and 2005 were related-party deposits totaling $9.3 million and $6.4 million, respectively.

NOTE 15 — WAREHOUSE LINES OF CREDIT
FIL established four separate warehouse lines of credit to facilitate the funding of residential real estate loans prior to their sale or securitization. The total funding capacity available at December 31, 2006 under the four facilities was $3.00 billion, of which $2.25 billion was committed. There were no amounts outstanding on these facilities at December 31, 2006. Borrowings, if any, under each of the facilities are secured by loans held for sale as pledged by FIL. Each of the facilities was subject to certain conditions, including but not limited to, financial and other covenants including the maintenance of certain capital and liquidity levels. Total commitment fees and interest payments on amounts outstanding under the warehouse lines of credit were $9.9 million, $6.9 million and $668,000 in 2006 and 2005, and 2004, respectively.

Subsequent to December 31, 2006, in connection with the Company’s exit from the residential real estate lending business, FIL mutually terminated two of four existing warehouse financing lines and elected to allow one financing facility to expire. As of March 31, 2007, outstanding debt on the remaining warehouse facility was $618.0 million. On April 30, 2007 all outstanding debt on this facility was repaid. In June 2007, the remaining warehouse financing facility expired. As of June 30, 2007, FIL did not have any warehouse financing lines.

2006 ANNUAL REPORT     F-35

NOTE 16 — ADVANCES FROM THE FHLB AND FEDERAL RESERVE
FIL is a member of the Federal Home Loan Bank (“FHLB”) system, and as such, maintains a credit line with the FHLB of San Francisco that is based upon a percentage of its total regulatory assets, subject to collateralization requirements and certain collateral sub-limits. Advances are primarily collateralized by the residential real estate loans held for sale, and to a lesser extent, by certain commercial loans held for investment. The maximum amount of credit which the FHLB will extend varies from time to time in accordance with their policies. FIL’s maximum financing availability, based upon its level of regulatory assets and subject to the amount and type of collateral pledged and their respective advance rates, was $4.80 billion as of December 31, 2006.

The following table provides information concerning FIL’s maximum financing ability, advances, interest rates, collateral and outstanding balances on its FHLB credit line as of and for the periods indicated:

	December 31,

(Thousands of dollars, except percents)	2006	2005	2004

Total FHLB borrowing capacity (given pledged collateral)	$2,925,270	$1,991,247	$2,105,637
FHLB outstanding advances	$1,060,000	$949,000	$900,000
Weighted-average interest rates on FHLB outstanding advances	5.32%	3.78%	1.97%
Carrying value of pledged loans to FHLB	$3,298,021	$2,219,222	$2,371,050
Maximum FHLB amount outstanding at any month-end during the year	$3,050,000	$2,588,000	$2,807,000

All borrowings mature within two years. The borrowing capacity has no commitment fees or cost, requires minimum levels of investment in FHLB stock (FIL receives dividend income on its investment in FHLB stock), can be withdrawn or limited by the FHLB if there is any significant change in the financial or operating condition of FIL and is conditional upon FIL’s compliance with certain agreements covering advances, collateral maintenance, eligibility and documentation requirements. At December 31, 2006 and 2005, FIL was in compliance with all requirements of its FHLB credit facility.

Total interest payments on advances from the FHLB were $104.7 million, $44.7 million, and $25.1 million in 2006, 2005 and 2004, respectively.

FIL had a line of credit with the Federal Reserve Bank of San Francisco (“Federal Reserve”), and at December 31, 2006 and 2005 had a borrowing capacity, based upon collateral pledged, of $517.9 million and $442.3 million, respectively, with no outstanding borrowings at December 31, 2006 or 2005. FIL pledged loans with a carrying value of $690.5 million and $589.7 million at December 31, 2006 and 2005, respectively, to the Federal Reserve. This line of credit may be utilized when all other sources of funds are not reasonably available, and such advances are made with the expectation that they will be repaid when the availability of the usual source of funds is restored, usually the next business day.

In March 2007, following the issuance of the Order and the Company’s exit from the residential real estate lending business, the FHLB limited FIL’s borrowing capacity to existing outstanding debt of $3.67 billion. By March 31, 2007, FIL had utilized $2.30 billion in proceeds from loan sales and $618.0 million in debt from a warehouse lending facility to reduce the outstanding FHLB debt to $800.0 million. As of June 30, 2007, outstanding FHLB debt was zero and all pledged collateral was released by the FHLB to FIL. FIL does not currently maintain pledged collateral with the FHLB.

In the first quarter of 2007, FIL pledged eligible commercial real estate loans to the Federal Reserve Bank of San Francisco under the Primary Credit program (“the Program”). There was no outstanding debt at any time during 2007 under the Program. In June 2007, in anticipation of the iStar Transaction, FIL removed all commercial real estate loans pledged as collateral under the Program. As of June 30, 2007, FIL did not maintain any pledged collateral with the Federal Reserve Bank. FIL does not currently maintain pledged collateral with the Federal Reserve Bank.

F-36     FREMONT GENERAL CORPORATION

NOTE 17 — OTHER ASSETS AND LIABILITIES
The following table details the composition of the Company’s other assets and other liabilities as of the dates indicated:

	December 31,

(Thousands of dollars)	2006	2005

OTHER ASSETS
Federal and state(s) income taxes receivable	$220,936	$–
Servicing advances	82,985	22,475
Assets held in SERP – mutual funds	33,536	24,110
CRA related investments and loans	14,056	9,707
Eurodollar margin account	12,050	18,786
Prepaid expenses	11,620	10,159
Funds due from loans not boarded	889	3,509
Interest rate cap contract	–	13,805
Other	11,181	8,991

Total other assets	$387,253	$111,542

	December 31,

(Thousands of dollars)	2006	2005

OTHER LIABILITIES
Loan repurchase reserve	$140,923	$14,556
Borrower principal and interest due investors	70,156	30,176
Accrued incentive compensation	32,368	56,553
Deferred compensation obligation – mutual funds	33,536	24,110
Accrued interest payable	29,884	18,241
Accounts payable	29,228	35,379
Borrower escrow collections payable	21,437	23,620
Deferred compensation – FGC stock	19,390	26,190
Accrued ESOP expense	15,664	29,596
Restricted stock accrual	14,786	–
Deferred rent and lease incentives	9,875	6,954
Dividends payable to shareholders	9,489	7,750
Premium repurchase reserve	6,878	1,748
Allowance for unfunded commercial loan commitments	5,727	4,041
Accrued payroll	5,455	5,968
Postretirement benefit accrual	4,760	–
Suspense commitment fees	3,192	4,825
Premium recapture reserve	1,564	2,511
Federal and state(s) income taxes	–	15,274
Other	3,479	7,391

Total other liabilities	$457,791	$314,883

NOTE 18 — STOCKHOLDERS’ EQUITY
Fremont General is authorized to issue up to 2,000,000 shares of $.01 par value preferred stock; however, no shares of preferred stock have been issued. During 2006 and 2005, Fremont General issued 1,685,000 and 694,000 common shares with a fair value of $30.2 million and $15.9 million, respectively, to fund employee benefit and stock-based compensation programs.

The payment of dividends on Fremont General’s common stock, if any, is at the discretion of the Board of Directors. The payment of common stock dividends is subordinate to the payment of the cash distributions on the Preferred Securities. (see Note 13) Pursuant to the terms of the Preferred Securities, any non-payment or deferral of scheduled distributions precludes the payment of dividends on the Company’s common stock. During 2006 and 2005, the Company declared dividends to stockholders of $35.1 million and $25.4 million, respectively.

2006 ANNUAL REPORT     F-37

The Order expressly prohibits FIL from paying cash dividends without the prior written consent of the FDIC and the DFI. Should future dividends from FIL (whether cash or residual interests) be limited and/or the cash flow from its retained residual interests be limited or significantly delayed, Fremont General may not be able to make the same level of dividends to its stockholders as it did in 2006 and may require funds from other sources (such as debt borrowings or equity infusions), which may be limited in availability, to meet its obligations. Fremont General’s Board of Directors has not declared any dividends since the fourth quarter of 2006.

The Company recorded unrealized gains or losses on the Company’s investment securities and residual interests in securitized loans net of taxes, of $(8.9) million, $13.3 million and $828,000 for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are included in other comprehensive income.

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

The Company also maintains a Supplemental Executive Retirement Plan (“SERP”) and Excess Benefit Plan (“EBP”); both of which are deferred compensation plans designed to provide certain employees the ability to receive benefits that would be otherwise lost under the Company’s qualified retirement plans due to statutory or other limits on salary deferral and matching contributions. Assets held in the SERP and EBP include both Company stock as well as other mutual funds. Changes in the fair value of the Company’s stock are included as part of the deferred compensation obligation component of other liabilities with a corresponding charge (or credit) to compensation expense. Changes in the fair value of the mutual funds are recorded as part of both other assets and deferred compensation obligation with corresponding charges (or credits) to other income and compensation expense, respectively. These offsetting charges and credits due to the changes in fair value of the mutual fund assets result in no net impact on income.

The following table details the composition of the Company’s deferred compensation balance as of the dates indicated:

	December 31,

(Thousands of dollars)	2006	2005

SERP and EBP	$18,209	$16,831
GSOP	2,485	5,624
Unamortized restricted stock awards	–	20,902

Total deferred compensation	$20,694	$43,357

Under the provisions of SFAS No. 123(R), which the Company adopted as of January 1, 2006, companies may no longer account for unrecognized compensation costs related to nonvested stock awards as deferred compensation. SFAS No. 123(R) requires that any existing balance of deferred compensation as of the adoption date be reclassified to common stock and additional paid-in capital. Because the Company adopted SFAS No. 123(R) on the modified prospective basis, results from prior periods have not been restated to conform to the current presentation. (see Note 20)

Under SFAS No. 123(R), nonvested stock awards are not recorded as part of common stock until they are earned, even though they are included as part of the total number of shares issued and outstanding in the paranthetical disclosure on the face of the balance sheet.

NOTE 19 — EMPLOYEE BENEFIT PLANS
The Company sponsors a 401(k) Plan and an Employee Stock Ownership Plan (“ESOP”) that cover substantially all employees with at least one year of service. Contribution expense for these plans amounted to $30.6 million, $42.7 million and $38.8 million for 2006, 2005 and 2004, respectively, of which $15.6 million, $29.9 million, and $28.4 million related to the ESOP. Contributions to the ESOP, which relate to 2006, 2005 and 2004, were $12.9 million, $19.9 million and $18.3 million, respectively. The contributions, which are generally discretionary, are based on total compensation of the participants.

F-38     FREMONT GENERAL CORPORATION

The Company’s ESOP is a non-leveraged plan. The shares it holds are treated as outstanding in computing the Company’s basic and diluted earnings per share with all dividends on shares held charged to retained earnings.

NOTE 20 — SHARE-BASED PAYMENTS
Company stock award plans provide a long term compensation opportunity for officers and certain key employees of the Company. Stock options and awards of rights to purchase shares of the Company’s common stock, generally in the form of restricted stock awards, may be granted under the 2006 Performance Incentive Plan (the “2006 Plan”) that was approved by the Company’s stockholders on May 18, 2006. Awards were granted under the Company’s stockholder approved 1997 Stock Plan (the “1997 Plan”) until May 18, 2006 when the stockholders approved the 2006 Plan. Effective as of May 18, 2006, no additional grants will be made under the 1997 Plan. At December 31, 2006, a total of 1,240,822 restricted shares of the Company’s common stock were subject to outstanding awards granted and an additional 7,585,213 shares of the Company’s common stock were available for new award grants under the 2006 Plan. At December 31, 2006, a total of 1,744,868 restricted shares of the Company’s common stock were subject to outstanding awards granted under the 1997 Plan. As of December 31, 2006, 2,877,944, shares that had been available for awards under the 1997 Plan now are available for award grant purposes under the 2006 Plan. As awards outstanding under the 1997 Plan are cancelled, forfeited, or otherwise terminate without having been exercised or having vested, they will become available for award grant purposes under the 2006 Plan. During 2006 there were awards of 388,379 shares of restricted stock under the 1997 Plan, and awards of 1,296,822 shares of restricted stock under the 2006 Plan. The total fair value of restricted stock awards, as of their respective grant dates, during 2006 was $30.2 million.

The Company also maintains the 1995 Restricted Stock Award Plan (the “1995 Plan”), which expired under its terms in November 2005. As of December 31, 2006, there were 105,950 restricted shares of the Company’s common stock subject to outstanding awards granted. There are no shares available for grant under the 1995 Plan.

Prior to January 1, 2006, the Company accounted for stock awards granted under the 1997 Plan and 1995 Plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB No. 25”), as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method; therefore results for prior periods have not been restated. The primary impact of adopting SFAS No. 123(R) on the Company’s financial statements was the reclassification of the deferred compensation balance, as of December 31, 2005 ($20.9 million), related to its nonvested restricted shares to additional paid-in capital.

Stock Options:
The Company also maintains the Amended 1989 Non-Qualified Stock Option Plan (the “1989 Plan”). During the years 1989 to 1997, non-qualified stock options were granted at exercise prices equal to the fair value of the stock on the date of grant. Grantees vested at the rate of 25% per year beginning on the first anniversary of the grants that expire after ten years. Stock option grants were accounted for in accordance with the intrinsic value method and, accordingly, no compensation expense was recognized. For the applicable years, additional disclosure was provided regarding the pro forma effects on earnings per share calculated as if the recognition and measurements provisions of the fair value method had been adopted. The Company had 468,000 non-qualified option shares outstanding and exercisable as of December 31, 2006, with an intrinsic value of $7.0 million and an exercise price of $14.94, that expired February 13, 2007. No options were granted, forfeited, expired or exercised during 2006. Shares issued upon option exercise may come from new shares or existing shares held in the Company’s employee benefits trust. There are no shares available for grant under the 1989 Plan.

2006 ANNUAL REPORT     F-39

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Shares outstanding and exercisable:
Balance at January 1, 2004	1,414,496	$14.49
Exercised	(946,496)	14.27

Balance at December 31, 2004	468,000	14.94
Exercised	–	–

Balance at December 31, 2005	468,000	14.94
Exercised	–	–

Balance at December 31, 2006	468,000	$14.94

Restricted Stock Awards:
Under SFAS No. 123(R), the Company recognizes compensation expense related to its restricted stock awards based on the greater of the fair value of the shares awarded as of the grant date or the current fair value as of the reporting date. Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period (generally two to ten years). The compensation expense that has been charged against income for share-based compensation was $16.2 million, $15.6 million and $10.8 million for 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3.7 million, $1.9 million and $0.5 million for 2006, 2005 and 2004, respectively.

Prior to the adoption of SFAS No. 123(R), the Company reported all cash flows resulting from the tax benefits associated with tax deductions in excess of the compensation expense recognized for restricted stock awards as operating cash flows in the Consolidated Statement of Cash Flows. Under SFAS No. 123(R) the Company now reports such excess tax benefits as financing cash inflows.

A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2006 and changes during the period then ended is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2005	2,959,053	$13.79
Granted	1,685,201	17.93
Vested	(1,444,705)	12.48
Forfeited	(107,909)	18.35

Nonvested at December 31, 2006	3,091,640	$16.50

The fair value of nonvested shares is determined based on the closing trade price of the Company’s shares on the grant date as determined in accordance with the 1997 Plan and/or the 2006 Plan. As of December 31, 2006, there was $38.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.1 years. The weighted-average grant date fair value of the restricted stock awards granted during December 31, 2006 and 2005 was $17.93 and $23.05, respectively. The total fair value of shares vested was $33.6 million and $31.6 million for the years ending December 31, 2006 and 2005, respectively.

Awards of restricted common stock include dividend rights and non-preferential dividends and are paid on nonvested restricted shares of Company common stock. Dividends declared on restricted stock awards granted are not subject to vesting. Outstanding nonvested restricted shares of Company common stock are generally subject to accelerated vesting if there is a change in control of the Company (as defined in the restricted stock award agreements or Employment or Management Continuity Agreements, if applicable). Under SFAS No. 123(R), outstanding nonvested restricted stock is not considered issued and outstanding until the compensation cost related to the stock is recognized.

F-40     FREMONT GENERAL CORPORATION

NOTE 21 — INDUSTRIAL BANK REGULATORY CAPITAL
FIL is subject to various regulatory capital requirements under California and Federal regulations. Failure to meet minimum capital requirements can result in regulatory agencies initiating certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on the consolidated financial statements. See “Part I, Item 1. — Business — Regulation and Supervision.” Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FIL must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. FIL’s capital amounts, its ability to pay dividends and other requirements and classifications are also subject to qualitative judgments by its regulators about components, risk weightings and other factors.

As of December 31, 2006 and 2005, FIL’s regulatory capital exceeded all minimum requirements to which it was then subject, except for Total Risk-Based Capital, as more fully described in Part I, Item 1, “Business”. The terms of the Order, however, require FIL to submit to the FDIC a capital plan that includes a Tier-1 capital ratio of not less than 14%. FIL’s actual regulatory amounts and ratios and the related standard regulatory minimum amounts and ratios required to qualify as well-capitalized are detailed in the following tables as of the dates indicated:

December 31, 2006

	Actual		Minimum Required

(Thousands of dollars, except percents)	Amount	Ratio	Amount		Ratio

Tier-1 Leverage Capital	$1,326,563	10.09%	$657,061		5.00%
Risk-Based Capital:
Tier-1	1,326,563	8.77%	907,639	*	6.00%*
Total	1,392,814	9.21%	1,512,732		10.00%

*	Based on the terms of the Order, the minimum required amount and ratio would have been $2,117,824 and 14%, respectively, as of December 31, 2006.

	December 31, 2005

	Actual		Minimum Required

(Thousands of dollars, except percents)	Amount	Ratio	Amount	Ratio

Tier-1 Leverage Capital	$1,549,685	12.59%	$615,462	5.00%
Risk-Based Capital:
Tier-1	1,549,685	14.15%	657,156	6.00%
Total	1,699,420	15.52%	1,095,261	10.00%

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

During the third quarter of 2005, the Company identified that its interpretation for the calculation of risk-weighted assets was not complete. Previously, the Company had not incorporated the unfunded portion of its commercial real estate loan commitments into its risk-weighted assets calculation. As of December 31, 2006, and for all prior periods presented, the Company has included the risk-weighted effect of these unfunded commitments into its Tier-1 Risk-Based and Total Risk-Based Capital ratios. Included in these unfunded commitments are amounts for loan transactions for which the unfunded portion is not currently available to the borrower based upon the level of progress of the underlying commercial real estate project.

2006 ANNUAL REPORT     F-41

The following table details the calculation of the respective capital amounts at FIL at December 31, 2006 and 2005:

December 31,

(Thousands of dollars)	2006	2005

Common stockholder’s equity at FIL	$1,326,557	$1,550,049
Less: Disallowed portion of deferred tax assets and mortgage servicing rights	–	–
Net unrealized (gains) losses on available-for-sale securities	6	(364)

Total Tier-1 Capital	1,326,563	1,549,685
Add: Allowable portion of the allowance for loan losses	66,251	149,735

Total Risk-Based Capital (Tier-1 and Tier-2)	$1,392,814	$1,699,420

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

During 2006, the Company recorded a $13.1 million state tax benefit (net of Federal tax impact) due to the resolution of various state tax matters relating to the Company’s discontinued operations.

While the Company owns 100% of the common stock of Fremont Indemnity, the assets and liabilities of Fremont Indemnity are excluded from the accompanying Consolidated Balance Sheets as the Company no longer has effective control over the operation of this subsidiary.

NOTE 23 — COMMITMENTS AND CONTINGENCIES
Legal Actions
The Company is a defendant in a number of legal actions or regulatory proceedings arising in the ordinary course of business, from the discontinuance of the insurance operations or from regulatory examinations conducted by the FDIC and the DFI.

Enron Corp., et al v. J.P. Morgan Securities, et al:
In November 2003, the Trustee for Enron Corporation filed voidable preference and fraudulent conveyance actions in the United States District Court for the Southern District of New York, Case No. 03-92677, seeking return of money from the Company for the redemption of Enron commercial paper prior to maturity and during the preference period. The initial Complaint and First Amended Complaint alleged Enron redeemed $5 million of its commercial paper from the Company. On February 14, 2007, Enron filed a Second Amended Complaint which revised the claim against the Company from $5 million to $25 million. This increase represents the $20 million Enron allegedly redeemed from the Company’s former workers compensation

F-42     FREMONT GENERAL CORPORATION

insurance companies, now in liquidation. The Company does not believe there is any legal authority for a voidable preference or fraudulent conveyance against it for the alleged redemption of securities held by its subsidiaries. No trial date has been set. The case is currently in the discovery phase. The Company cannot predict the outcome and intends to vigorously defend against it.

The Bank of New York v. Fremont General Corporation:
In December 2003, The Bank of New York filed a complaint against the Company in the United States District Court for the Central District of California, Los Angeles Division, Case No. 03-9238, seeking return of approximately $14 million transferred from a custodial account with The Bank of New York when those sums were maintained as security for the Superintendent of the New York State Department of Insurance. The Bank of New York seeks return of those sums under a variety of theories. Trial has been completed in this matter resulting in a complete judgment for the Company. The Bank of New York appealed to the Ninth Circuit. Oral argument was heard on July 9, 2007. A decision by the Ninth Circuit is expected in the near future.

Fremont Indemnity Company (in Liquidation) v. Fremont General Corporation, et al:
On June 2, 2004, the State of California Insurance Commissioner (the “Commissioner”), as statutory liquidator of Fremont Indemnity, filed suit in Los Angeles Superior Court against the Company alleging it improperly utilized certain net operating loss deductions (“NOLs”) allegedly belonging to Fremont Indemnity (the “Fremont Indemnity Case”). This complaint involves issues that were considered resolved in an agreement among the California Department of Insurance, Fremont Indemnity and the Company (the “Letter Agreement”). The Letter Agreement, dated July 2, 2002, was executed on behalf of the California Department of Insurance by the Honorable Harry Low, the State of California Insurance Commissioner at that time. The Company has honored all of its obligations under the Letter Agreement. On July 16, 2004, the Commissioner filed a First Amended Complaint (“FAC”) adding a cause of action for concealment of an alleged reinsurance dispute and is seeking to rescind the Letter Agreement.

On January 25, 2005, The Company’s motions to dismiss the lawsuit brought by the Commissioner, on behalf of Fremont Indemnity, against the Company were argued and heard before the Superior Court of the State of California (the “Court”). On January 26, 2005, the Court issued its rulings dismissing all the causes of action in the FAC without leave to amend, except for the cause of action for alleged concealment by The Company of a potential reinsurance dispute, which was dismissed with leave to amend. The Court also found that the Company had properly utilized the NOLs in accordance with the Letter Agreement. In addition, the Court rejected the Commissioner’s request for findings that the Company’s use of the NOLs and worthless stock deduction were voidable preferences and/or fraudulent transfers. The Court also rejected the Commissioner’s request for injunctive relief to force the Company to amend its prior consolidated income tax returns to remove and forgo the worthless stock deduction for its investment in Fremont Indemnity.

On May 2, 2005, the Commissioner filed a Second Amended Complaint (“SAC”) with regard to the 7th cause of action on behalf of Fremont Indemnity against the Company alleging intentional misrepresentation, concealment and promissory fraud, which induced the Commissioner to first enter into the Letter Agreement. On July 15, 2005, the Court dismissed the SAC with 20 days leave to amend. On August 4, 2005, the Commissioner filed a Third Amended Complaint (“TAC”) again alleging intentional misrepresentation, concealment and promissory fraud.

On November 22, 2005, the Court dismissed the remaining cause of action in the TAC, finding that the “Plaintiff still failed to plead any affirmative misrepresentation which is actionable.” The Court also found that the “pleading is inadequate as to damage allegations.” This ruling by the Court dismissed the only remaining cause of action in the lawsuit originally brought by the Commissioner on behalf of Fremont Indemnity against Fremont General, first reported on June 17, 2004.

On February 28, 2007, the Court of Appeal of the State of California reversed the trial court’s dismissal and sent the case back to the trial court for further proceedings. The Company continues to believe that this lawsuit is without merit and intends to vigorously defend against it.

2006 ANNUAL REPORT     F-43

Fremont Indemnity Company (in Liquidation as Successor in Interest to Comstock Insurance Company) v. Fremont General Corporation, et al:
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

On February 28, 2007, the Court of Appeal of the State of California reversed the trial court’s dismissal and sent the case back to the trial court for further proceedings. The Company continues to believe that this lawsuit is without merit and intends to vigorously defend against it.

Gerling Global Reinsurance Corporation of America v. Fremont General Corporation, et al:
On July 27, 2005, Gerling Global Reinsurance Corporation of America (“Gerling”) filed a lawsuit in Federal District Court (the “Court”) against the Company arising out of a reinsurance treaty between Gerling and Fremont Indemnity alleging 1) Fraud/Intentional Misrepresentation and Concealment; 2) Breach of Fiduciary Duty; 3) Willful and Wanton Misconduct; 4) Negligent Misrepresentation; 5) Gross Negligence; 6) Tortuous Interference with Contract; 7) Unjust Enrichment; and 8) Breach of Contract for allegedly improper underwriting practices by Fremont Indemnity during 1998 and 1999. In October 2005, Gerling filed a First Amended Complaint (“FAC”) alleging 1) Fraud/Intentional Misrepresentation and Concealment; 2) Inducement to Breach and Breach of Fiduciary Duty and Duty of Utmost Good Faith; 3) Willful and Wanton Misconduct; 4) Negligent Misrepresentation; 5) Gross Negligence; 6) Tortuous Interference with Contract; 7) Unjust Enrichment; and 8) Inducement to Breach and Breach of Contract.

On December 12, 2005, the Company’s Motion to Dismiss the FAC was argued and heard before the Court. On December 15, 2005, the Court issued its Order dismissing with prejudice Gerling’s Third through Sixth Causes of Action, which asserted claims for Willful and Wanton Misconduct, Negligent Misrepresentation, Gross Negligence and Tortuous Interference with Contract, and also dismissed with prejudice that part of Gerling’s Eighth Cause of Action that alleged Inducement to Breach of Contract. The Court also dismissed the Breach of Contract claim, but granted Gerling leave to replead that claim.

In January 2006, Gerling filed a Second Amended Complaint (“SAC”) alleging 1) Fraud/Intentional Misrepresentation and Concealment; 2) Breach of Fiduciary Duty and Duty of Utmost Good Faith; 3) Unjust Enrichment; and 4) Breach of Contract. On March 6, 2006, Fremont General’s Motion to Dismiss this SAC were argued and heard before the Court. On its own motion, the Court converted the Motion to Dismiss to a Motion for Summary Judgment and ordered that it be reset for hearing following limited discovery on the statute of limitations issues raised in the Motion.

On January 8, 2007, The Court heard oral argument on the Company’s Motion for Summary Judgment. On January 11, 2007, the Court granted the Company’s Motion thereby dismissing the case. On February 5, 2007, Gerling filed its Notice of Appeal. Initial briefs have been filed. A hearing date has not yet been set.

Insurance Commissioner v. Rampino, et al:
On or about October 12, 2006, the California Insurance Commissioner, as Liquidator on behalf of Fremont Indemnity, filed a First Amended Complaint against certain former directors and officers of Fremont Indemnity for Breach of Fiduciary Duty. The Complaint alleges the defendant’s breached their fiduciary duties by orchestrating and allowing Fremont Indemnity to engage in an inappropriate underwriting scheme that caused injury to Fremont Indemnity’s reinsurers which in turn injured Fremont Indemnity by settlements it made with those reinsurers. The allegations in this complaint are substantially the same as those alleged by Gerling Global in its lawsuit. Although neither the Company nor any of its affiliates are defendants in this lawsuit, it is indemnifying and defending these directors and officers pursuant to the indemnification clause in Fremont General’s bylaws. The case is currently in the discovery phase. Trial is currently scheduled to commence on April 14, 2008. The Company believes the lawsuit is without merit and intends to vigorously defend this matter.

F-44     FREMONT GENERAL CORPORATION

Order to Cease & Desist:
As more fully described above, on March 7, 2007, Fremont General, FIL and FGCC consented to the Order issued by the FDIC without admitting to the allegations contained in the Order. The Order requires, among other things, that FIL make a variety of changes in its sub-prime residential loan origination business and also calls for certain changes in its commercial real estate lending business. In addition, the Order requires that FIL adopts a Capital Adequacy Plan to maintain adequate Tier 1 capital in relation to the risk profile of the Company. Further, the Order mandates various specific management requirements, including having and retaining qualified management acceptable to the FDIC and the DFI, and provides for enhanced regulatory oversight over FIL’s operations. See “Item 1. Business — Overview.”

The Company cannot predict the cost of compliance with the Order or the impact of the Order upon the Company’s business, financial condition or results of operation.

ERISA Complaints:
In April through June of 2007, six complaints seeking class certification were filed in the United States District Court for the Central District of California against the Company and various officers, directors and employees by participants in the Company’s Investment Incentive Plan (401(k) and Employee Stock Ownership Plan (collectively “the Plans”) alleging violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) in connection with Company stock held by the Plans. The six complaints have been consolidated in a single proceeding. This litigation is still in its early stages. No trial date has been set. The Company believes the lawsuit is without merit and intends to vigorously defend this matter.

Securities Complaints:
In September 2007, three separate complaints seeking class certification were filed in the United States District Court for the Central District of California against the Company and various officers and directors alleging violations of federal securities laws in connection with published statements by the Company regarding its loan portfolio and loans held for resale during the period from May 9, 2006 through February 27, 2007. Management expects these lawsuits will be consolidated into a single proceeding. This litigation is still in its early stages. No trial date has been set. The Company believes these lawsuits are without merit and intends to vigorously defend these matters.

NAACP Litigation:
On July 11, 2007, the National Association for the Advancement of Colored People filed a lawsuit seeking class certification in United States District Court, Central District of California, against FIL and several other large home mortgage loan originators, alleging discriminatory lending practices. The lawsuit seeks injunctive relief and attorney fees, but not monetary damages, to enjoin defendants from the alleged discriminatory practices and to modify their conduct to comport with the law. The lawsuit has not yet been served on FIL. The Company believes the lawsuit is without merit with respect to FIL and intends to defend against it vigorously should FIL be served.

Massachusetts Attorney General Action:
In October 2007, the Office of the Attorney General of the Commonwealth of Massachusetts filed a lawsuit in Massachusetts Superior Court in Suffolk County on behalf of borrowers in Massachusetts, alleging that Fremont General and FIL engaged in unfair or deceptive practices in connection with the origination and servicing of residential mortgage loans. The complaint seeks injunctive relief, equitable relief for Massachusetts borrowers and civil penalties. The case is in its very early stages and the Company cannot predict the outcome or the effect it will have on its financial condition. However, the Company disagrees with the allegations in the lawsuit and intends to vigorously defend against it.

Other
Total rental expense for facilities and equipment under operating leases for 2006, 2005 and 2004, was $17.4 million, $16.5 million and $10.2 million respectively. The Company leases office facilities and certain equipment under non-cancelable operating leases, the terms of which range from one to ten years. Certain leases provide for an increase in the basic rental to compensate the lessor for increases in operating and maintenance costs. The leases may also provide renewal options.

2006 ANNUAL REPORT     F-45

Under present operating leases, rental commitments are summarized in the following table:

Year (Thousands of dollars)	Amount

2007	$18,908
2008	18,352
2009	15,991
2010	10,927
2011	9,816
Thereafter	14,534

$88,528

The Company retains the right in its securitization transactions to call the securities when the outstanding balance of loans in the securitization trust declines to a specific level, typically 10% of the original balance.

NOTE 24 — FAIR VALUES OF FINANCIAL INSTRUMENTS
The Company used the following methods and assumptions to estimate the fair value of each class of financial instrument at December 31, 2006 and 2005:

•	Cash and cash equivalents: The carrying amount approximates fair value.

•	Investment securities: Fair values are estimated from certain valuation comparisons as well as from quoted market prices.

•	FHLB stock: The carrying amount of the investment in FHLB stock represents fair value. FHLB stock does not have a readily determinable fair value, but can be sold back to the FHLB at its par value with stated notice.

•	Loans held for sale: Because the Company originates loans held for sale with the intent to sell them in the secondary market, estimated fair values are based upon current secondary market prices (i.e., benchmark trades or comparable forward sales commitments) for loans with similar coupons, maturities and credit quality.

•	Loans held for investment: For loans receivable with variable rates, the carrying amount is deemed to approximate fair value. The fair values of fixed rate real estate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for similar loans to borrowers with similar credit profiles.

•	Mortgage servicing rights: Fair value is estimated using projected cash flows, adjusted for the effects of anticipated prepayments, using a discount rate considered commensurate with the risk associated with the cash flows.

•	Residual interests in securitized loans: Fair value is estimated using discounted cash flow analyses using a discount rate considered commensurate with the risk associated with the cash flows.

•	Derivative instruments: Fair value is estimated based upon quoted market price indicatives and internal discounted cash flow analyses.

•	Deposits: The carrying amounts of deposits for savings and money market accounts are deemed to approximate fair value. The fair values of certificates of deposit are estimated utilizing discounted cash flow analyses, using interest rates currently being offered for similar deposits.

•	FHLB advances: The fair value of advances from the FHLB is estimated by applying discounted cash flow analyses, utilizing interest rates offered by the FHLB as of the respective balance sheet date for borrowings of similar maturities.

•	Senior Notes: Fair values are based on the latest market trade price.

•	Junior Subordinated Debentures: Fair values are based on quoted market prices of the related Preferred Securities.

F-46     FREMONT GENERAL CORPORATION

The carrying amounts and fair values of the Company’s financial instruments are summarized in the following table as of the dates indicated:

	December 31,

(Thousands of dollars)	2006		2005

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

ASSETS
Cash and cash equivalents (Note 2)	$761,642	$761,642	$768,643	$768,643
Investment securities classified as available-for-sale (Note 3)	21,915	21,915	17,527	17,527
FHLB stock	111,860	111,860	136,018	136,018
Loans held for sale – net (Note 4)	4,949,747	4,967,868	5,423,109	5,435,748
Loans held for investment – net (Note 5)	6,265,873	6,264,446	4,603,063	4,603,164
Mortgage servicing rights – net (Note 7)	101,172	117,545	46,022	57,395
Residual interests in securitized loans (Note 8)	85,468	85,468	170,723	170,723

LIABILITIES
Deposits (Note 14)	9,989,788	9,990,433	8,601,993	8,601,522
FHLB advances (Note 16)	1,060,000	1,059,930	949,000	946,540
Interest rate cap contract (Note 9)	–	–	13,805	13,805
Senior Notes due 2009 (Note 13)	165,895	166,530	175,305	177,165
Junior Subordinated Debentures (Note 13)	103,093	105,155	103,093	104,371

2006 ANNUAL REPORT     F-47

NOTE 25 — PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS
Condensed Balance Sheets

	December 31,

(Thousands of dollars)	2006	2005

ASSETS

Cash and cash equivalents	$69,579	$103,280

Investment in subsidiaries	1,358,283	1,596,762

Deferred income taxes	52,576	83,235

Other assets	266,968	37,760

TOTAL ASSETS	$1,747,406	$1,821,037

LIABILITIES

Senior Notes due 2009	$165,895	$175,305

Junior Subordinated Debentures	103,093	103,093

Other liabilities	364,461	185,833

Total Liabilities	633,449	464,231

Total Stockholders’ Equity	1,113,957	1,356,806

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,747,406	$1,821,037

Condensed Statements of Income

	Year Ended December 31,

(Thousands of dollars)	2006	2005	2004

REVENUES

Interest income	$3,095	$4,415	$3,012

Gain (loss) on extinguishment of debt	67	(55)	(105)

Other	514	(164)	4,499

TOTAL REVENUES	3,676	4,196	7,406

EXPENSES

Interest expense:

Senior Notes	13,749	14,582	15,347

Junior Subordinated Debentures	9,278	9,278	9,278

LYONs	–	14	33

General and administrative	38,846	37,376	54,002

TOTAL EXPENSES	61,873	61,250	78,660

	(58,197)	(57,054)	(71,254)

Income tax benefit	(22,996)	(37,668)	(21,137)

Loss before equity in undistributed income (loss) of subsidiary companies and discontinued operations	(35,201)	(19,386)	(50,117)

Equity in undistributed income (loss) of subsidiary companies	(180,156)	347,334	403,873

INCOME (LOSS) FROM CONTINUING OPERATIONS	(215,357)	327,948	353,756

Income from discontinued operations, net of income taxes	13,101	–	–

NET INCOME (LOSS)	$(202,256)	$327,948	$353,756

F-48     FREMONT GENERAL CORPORATION

Condensed Statements of Cash Flows

	Year Ended December 31,

(Thousands of dollars)	2006	2005	2004

OPERATING ACTIVITIES

Net Cash Provided by (Used in) Operating Activities	$(5,233)	$9,027	$82,576

INVESTING ACTIVITIES

Distributions from subsidiary	38,900	–	–

Purchase of premises and equipment	(215)	(734)	(4,930)

Net Cash Provided by (Used in) Investing Activities	38,685	(734)	(4,930)

FINANCING ACTIVITIES

Extinguishment of debt	(9,636)	(5,171)	(31,559)

Dividends paid	(33,351)	(23,073)	(16,613)

Excess tax benefits related to share-based payments	2,050	2,439	1,040

Stock options exercised	–	–	13,509

Net purchases of company stock for deferred compensation plans	(26,216)	(26,909)	(40,390)

Net Cash Used in Financing Activities	(67,153)	(52,714)	(74,013)

Increase (Decrease) in Cash and Cash Equivalents	(33,701)	(44,421)	3,633

Cash and cash equivalents at beginning of year	103,280	147,701	144,068

Cash and cash equivalents at end of year	$69,579	$103,280	$147,701

NOTE 26 — OPERATIONS BY REPORTABLE SEGMENT
The Company manages its operations based on the types of products and services offered by each of its strategic business units. Based on that approach the Company has grouped its products and services into two reportable segments — Commercial and Residential Real Estate. As more fully described in Note 1, the Company has exited the sub-prime residential loan origination business and has sold its commercial real estate lending business and related loan portfolio to iStar. Beginning in the first quarter of 2007, the Residential Real Estate segment is reported as a discontinued operation. Due to the continuing participation interest in the commercial real estate loans, however, the Company continues to report the commercial real estate business as a reportable segment in the first quarter of 2007.

The Commercial Real Estate segment originated its commercial real estate loans, which were primarily bridge and construction facilities, on a nationwide basis. These loans, which were held for investment, generated net interest income on the difference between the rates charged on the loans and the cost of borrowed funds.

The Residential Real Estate segment originated non-prime or sub-prime loans nationally through independent brokers on a wholesale basis. These loans were then primarily sold to third party investors on a servicing-released or servicing-retained basis, or, to a lesser extent, securitized. Net interest income is recognized on these loans during the period that the Company holds them for sale. In addition, servicing income is realized on the loans that were originated.

Management measures and evaluates each of these segments based on total revenues generated, net interest income and pre-tax operating results. The results of operations include certain allocated corporate expenses as well as interest expense charged back to the segments for the use of funds generated by the Company’s corporate and retail banking operations. Interest expense is allocated among the residential and commercial segments using LIBOR rates matched to the terms of the respective underlying loans.

Certain expenses that are centrally managed at the corporate level such as provision for income taxes and other general corporate expenses are excluded from the measure of segment profitability reviewed by management. The Company has included these general corporate expenses along with the results of the Company’s retail banking operation, which does not meet the definition of a reportable segment, in the Corporate and Retail Banking category.

2006 ANNUAL REPORT     F-49

			Year ended December 31, 2006

	Residential	Commercial	Corporate and	Intersegment	Total
(Thousands of dollars)	Real Estate	Real Estate	Retail Banking	Eliminations	Consolidated

Total revenues	$150,381	$554,088	$637,729	$(603,591)	$738,607

Net interest income	$276,125	$284,159	$64,595	$–	$624,879
Provision for loan losses	6	(73,443)	(4)	–	(73,441)
Net (loss) on whole loan sales and securitizations of residential real estate loans	(338,445)	–	–	–	(338,445)
Loan servicing income	100,125	–	–	–	100,125
Mortgage servicing rights amortization and impairment provision	(47,267)	–	–	–	(47,267)
Impairment on residual assets	(167,545)	–	–	–	(167,545)
Other non-interest income	(11,988)	5,714	937	–	(5,337)
Compensation	(128,632)	(28,533)	(84,332)	–	(241,497)
Occupancy	(18,862)	(3,113)	(10,432)	–	(32,407)
Other non-interest expense	(62,935)	(4,825)	(64,278)	–	(132,038)
Allocations	(79,154)	(5,074)	84,228	–	–

Income (loss) before income taxes	$(478,572)	$174,885	$(9,286)	$–	$(312,973)

Total consolidated assets	$5,315,920	$6,312,128	$1,262,476	$–	$12,890,524

Year ended December 31, 2005

Total revenues	$895,049	$333,220	$320,638	$(295,662)	$1,253,245

Net interest income	$271,837	$183,667	$44,951	$–	$500,455
Provision for loan losses	6	3,984	(16)	–	3,974
Net gain on whole loan sales and securitizations of residential real estate loans	345,530	–	–	–	345,530
Loan servicing income	69,680	–	–	–	69,680
Mortgage servicing rights amortization and impairment provision	(19,299)	–	–	–	(19,299)
Impairment on residual assets	(2,299)	–	–	–	(2,299)
Other non-interest income	3,516	14,713	246	–	18,475
Compensation	(115,045)	(31,876)	(88,040)	–	(234,961)
Occupancy	(16,652)	(3,044)	(9,101)	–	(28,797)
Other non-interest expense	(47,677)	(3,791)	(52,347)	–	(103,815)
Allocations	(43,667)	(3,639)	47,306	–	–

Income (loss) before income taxes	$445,930	$160,014	$(57,001)	$–	$548,943

Total consolidated assets	$5,683,119	$4,652,705	$1,165,256	$–	$11,501,080

Year ended December 31, 2004

Total revenues	$836,222	$303,833	$182,026	$(167,527)	$1,154,554

Net interest income	$259,184	$198,420	$11,155	$–	$468,759
Provision for loan losses	4,439	1,948	455	–	6,842
Net gain on whole loan sales and securitizations of residential real estate loans	437,351	–	–	–	437,351
Loan servicing income	36,467	–	–	–	36,467
Mortgage servicing rights amortization and impairment provision	(12,244)	–	–	–	(12,244)
Impairment on residual assets	(985)	–	–	–	(985)
Other non-interest income	5,110	12,862	4,669	–	22,641
Compensation	(126,856)	(32,817)	(84,948)	–	(244,621)
Occupancy	(9,559)	(2,144)	(5,584)	–	(17,287)
Other non-interest expense	(36,489)	(14,427)	(44,337)	–	(95,253)
Allocations	(9,327)	(1,700)	11,027	–	–

Income (loss) before income taxes	$547,091	$162,142	$(107,563)	$–	$601,670

Total consolidated assets	$5,516,230	$3,349,272	$1,246,644	$–	$10,112,146

F-50     FREMONT GENERAL CORPORATION

NOTE 27 — EARNINGS PER SHARE
Earnings per share have been computed based on the weighted-average number of shares. The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended December 31,

(In thousands, except per share data)	2006	2005	2004

Income (loss) from continuing operations (numerator for basic earnings per share)	$(215,357)	$327,948	$353,756

Effect of dilutive securities:

LYONs	–	8	19

Income (loss) from continuing operations available to common stockholders after assumed conversions (numerator for diluted earnings per share)	$(215,357)	$327,956	$353,775

Weighted-average shares (denominator for basic earnings per share)	74,294	72,660	71,050

Effect of dilutive securities using the treasury stock method for restricted stock and stock options:

Employee benefit plans	–	1,112	915

Restricted stock	–	1,177	1,507

Stock options	–	97	141

LYONs	–	17	39

Dilutive potential common shares	–	2,403	2,602

Adjusted weighted-average shares and assumed conversions (denominator for diluted earnings per share)	74,294	75,063	73,652

Potentially dilutive shares related to employee benefit plans, restricted stock and stock options not included above since they are antidilutive	1,746	–	–

Basic earnings per share from continuing operations	$(2.90)	$4.51	$4.98

Diluted earnings per share from continuing operations	$(2.90)	$4.37	$4.80

For additional disclosures regarding LYONs, stock options and restricted stock see Notes 13 and 20.

2006 ANNUAL REPORT     F-51

NOTE 28 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Month Periods Ended

(Thousands of dollars, except per share data)	March 31,	June 30,	September 30,	December 31,

2006
INTEREST INCOME:
Interest and fee income on loans:
Residential	$139,670	$167,856	$135,331	$120,764
Commercial	109,534	126,526	144,306	168,008
Other	87	92	100	99

	249,291	294,474	279,737	288,871
Interest income – other	23,579	23,134	17,829	20,161

	272,870	317,608	297,566	309,032
INTEREST EXPENSE:
Deposits	90,685	106,385	113,704	123,439
FHLB advances	20,656	34,939	26,876	21,648
Warehouse lines of credit	1,637	4,923	2,300	1,555
Senior Notes	3,546	3,464	3,388	3,351
Junior Subordinated Debentures	2,320	2,319	2,320	2,319
Other	36	213	137	37

	118,880	152,243	148,725	152,349
NET INTEREST INCOME	153,990	165,365	148,841	156,683
Provision for loan losses	3,881	11,707	12,692	45,161

Net interest income after provision for loan losses	150,109	153,658	136,149	111,522
Non-interest income:
Net gain (loss) on whole loan sales and securitizations of residential real estate loans	(15,176)	8,374	(9,622)	(322,021)
Loan servicing income	21,349	23,482	26,427	28,867
Mortgage servicing rights amortization and impairment provision	(8,044)	(8,859)	(12,975)	(17,389)
Impairment on residual assets	–	(5,752)	–	(161,793)
Other	3,206	5,343	5,915	(19,801)

	1,335	22,588	9,745	(492,137)
NON-INTEREST EXPENSE:
Compensation and related	59,410	57,249	55,001	69,837
Occupancy	7,630	8,175	8,208	8,394
Other	31,256	24,637	35,983	40,162

	98,296	90,061	99,192	118,393
Income (loss) before income taxes	53,148	86,185	46,702	(499,008)
Income tax expense (benefit)	21,461	34,261	17,177	(170,515)

Income (loss) from continuing operations	31,687	51,924	29,525	(328,493)
Income from discontinued operations, net of income taxes	–	–	–	13,101

Net income (loss)	$31,687	$51,924	$29,525	$(315,392)

Earnings Per Share
Basic:
Income (loss) from continuing operations	$0.43	$0.70	$0.40	$(4.40)
Income from discontinued operations, net of income taxes	–	–	–	0.18

Net income (loss)	$0.43	$0.70	$0.40	$(4.22)

Diluted:
Income (loss) from continuing operations	$0.42	$0.68	$0.39	$(4.40)
Income from discontinued operations, net of income taxes	–	–	–	0.18

Net income (loss)	$0.42	$0.68	$0.39	$(4.22)

Cash Dividends Declared per Common Share	$0.11	$0.11	$0.11	$0.12

F-52     FREMONT GENERAL CORPORATION

	Three Month Periods Ended

(Thousands of dollars, except per share data)	March 31,	June 30,	September 30,	December 31,

2005
INTEREST INCOME:
Interest and fee income on loans:
Residential	$111,011	$125,763	$115,007	$133,241
Commercial	66,392	76,457	81,242	94,416
Other	99	85	(342)	(91)

	177,502	202,305	195,907	227,566
Interest income – other	4,422	8,645	12,107	12,704

	181,924	210,950	208,014	240,270
INTEREST EXPENSE:
Deposits	49,356	62,300	70,265	80,690
FHLB advances	7,506	12,213	10,411	17,665
Warehouse lines of credit	219	2,337	929	2,494
Senior Notes	3,650	3,651	3,650	3,631
Junior Subordinated Debentures	2,320	2,319	2,320	2,319
Other	121	168	91	78

	63,172	82,988	87,666	106,877
Net interest income	118,752	127,962	120,348	133,393
Provision for loan losses	1,036	(4,216)	(4,071)	3,277

Net interest income after provision for loan losses	117,716	132,178	124,419	130,116
NON-INTEREST INCOME:
Net gain on whole loan sales and securitizations of residential real estate loans	108,360	91,964	116,044	29,162
Loan servicing income	13,741	15,945	20,155	19,839
Mortgage servicing rights amortization and impairment provision	(4,904)	(4,807)	(6,588)	(3,000)
Impairment on residual assets	(1,218)	(572)	–	(509)
Other	3,927	6,040	4,602	3,906

	119,906	108,570	134,213	49,398
NON-INTEREST EXPENSE:
Compensation and related	59,280	55,654	61,851	58,176
Occupancy	6,935	6,942	7,412	7,508
Other	20,229	28,119	33,334	22,133

	86,444	90,715	102,597	87,817
Income before income taxes	151,178	150,033	156,035	91,697
Income tax expense	61,076	59,263	63,470	37,186

Income from continuing operations	90,102	90,770	92,565	54,511
Income from discontinued operations, net of income taxes	–	–	–	–

Net income (loss)	$90,102	$90,770	$92,565	$54,511

Earnings Per Share
Basic:
Income from continuing operations	$1.26	$1.25	$1.27	$0.75
Income from discontinued operations, net of
income taxes	–	–	–	–

Net income (loss)	$1.26	$1.25	$1.27	$0.75

Diluted:
Income from continuing operations	$1.22	$1.21	$1.23	$0.72
Income from discontinued operations, net of income taxes	–	–	–	–

Net income (loss)	$1.22	$1.21	$1.23	$0.72

Cash Dividends Declared per Common Share	$0.07	$0.08	$0.08	$0.10

2006 ANNUAL REPORT     F-53

NOTE 29 — SUBSEQUENT EVENTS (UNAUDITED)
See Note 1 for a description of material events subsequent to December 31, 2006.

Discontinued Operations
As more fully described in Note 1, the Company has exited the residential real estate business. Therefore, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” beginning in the first quarter of 2007 the results of operations from the residential real estate business will be presented as discontinued operations. Prior period financial statements will be restated when presented.

The major classifications of assets and liabilities of the residential real estate business are summarized as follows as of the dates indicated:

	June 30,	March 31,	December 31,
(Thousands of dollars)	2007	2007	2006

Residential loans held for sale – net	$529,101	$4,418,421	$4,949,747

Servicing advances	263,100	172,519	92,175

Mortgage servicing rights – net	62,770	92,767	101,172

Residual interests in securitized loans at fair value	34,932	60,773	85,468

REO	20,013	20,043	12,790

Investment securities classified as available-for-sale	15,803	21,211	21,282

Loans receivable	10,367	10,203	8,568

Accrued interest receivable	9,105	29,306	18,572

Other assets	10,122	11,142	26,146

Total assets to be sold	$955,313	$4,836,385	$5,315,920

Loan repurchase reserve	$214,638	$190,209	$140,923

Premium repurchase reserve	436	1,859	6,878

Premium recapture reserve	–	396	1,564

Federal Home Loan Bank advances	–	800,000	1,060,000

Warehouse lines of credit	–	618,098	–

Other liabilities	60,152	43,191	97,840

Total liabilities	$275,226	$1,653,753	$1,307,205

Operating results from the residential real estate business are as follows for the periods indicated:

Three Months Ended March 31,
(Thousands of dollars)	2007	2006

Interest income	$136,104	$156,480
Non-interest income	(618,860)	(887)

Revenues from discontinued operations	$(482,756)	$155,593

Loss on sale of discontinued operations	$(630,692)	(15,176)
Interest income	136,104	156,480
Interest expense	(87,509)	(77,013)
Provision for loan loss	(13)	14
Loan servicing income	32,836	21,349
Mortgage servicing rights amortization and impairment provision	(22,111)	(8,044)
Other non-interest income	1,107	984
Compensation and related	(50,821)	(32,770)
Occupancy	(12,439)	(4,207)
Other non-interest expense	(48,997)	(12,432)

Income (loss) from discontinued operations	(682,535)	29,185
Income tax expense	(79,695)	(11,850)

Income (loss) from discontinued operations, net of income taxes	$(602,840)	$17,335

F-54     FREMONT GENERAL CORPORATION

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2007	2006	2007	2006
Interest income	$64,598	$183,982	$200,702	$340,462
Non-interest income	(249,406)	18,507	(868,266)	17,620

Revenues from discontinued operations	$(184,808)	$202,489	$(667,564)	$358,082

Income (loss) on sale of discontinued operations	$(246,283)	$8,374	$(876,975)	(6,802)
Interest income	64,598	183,982	200,702	340,462
Interest expense	(43,495)	(98,807)	(131,004)	(175,820)
Provision for loan loss	(2)	(1)	(15)	13
Loan servicing income	30,831	23,482	63,667	44,831
Mortgage servicing rights amortization and impairment provision	(24,986)	(8,859)	(47,097)	(16,903)
Impairment on residual assets	(10,331)	(5,752)	(10,331)	(5,752)
Other non-interest income	1,363	1,262	2,470	2,246
Compensation and related	(18,582)	(31,487)	(69,403)	(64,257)
Occupancy	(2,407)	(4,749)	(14,846)	(8,956)
Other non-interest expense	(6,925)	(13,937)	(55,922)	(26,369)

Income (loss) from discontinued operations	$(256,219)	$53,508	$(938,754)	$82,693
Income tax expense	(3,181)	(21,265)	(82,876)	(33,115)

Income (loss) from discontinued operations, net of income taxes	$(253,038)	$32,243	$(855,878)	$49,578

Sale of Commercial Real Estate Loan Portfolio
As more fully described in Note 1, FIL completed the sale of its commercial real estate loan portfolio to iStar in July 2007. FIL sold its entire $6.27 billion commercial real estate loan portfolio to iStar and received $1.89 billion in cash plus a $4.21 billion participation interest in the sold portfolio. Due to the participation, cash flows from the component will not be eliminated from the Company’s ongoing operations. Because the Company expects significant cash inflows will be received as a result of the continuation of activities between itself and the commercial real estate component, the sale does not result in the classification of the commercial real estate operations as discontinued, as defined by EITF No. 03-13, “Applying the conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” Based on management’s decision to sell the commercial loan portfolio in the first quarter of 2007, the Company reclassified the commercial real estate loans from held for investment to held for sale.

In connection with the sale, approximately 141 employees in the commercial real estate loan origination operation transferred to iStar. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded employee severance charges for terminated employees that did not transfer to iStar in the amount of $6.1 million as part of compensation and related costs during the first six months of 2007. In addition, the Company incurred $1.3 million in other charges related to the sale of the commercial loan origination operation and related loan portfolio.

2006 ANNUAL REPORT     F-55

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of October, 2007.

FREMONT GENERAL CORPORATION

By:	/s/ Ronald J. Nicolas, Jr.
   Ronald J. Nicolas, Jr.

Title:	Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A. McIntyre James A. McIntyre	Chairman of the Board	October 8, 2007

/s/ Louis J. Rampino Louis J. Rampino	President, Chief Executive Officer and Director (Principal Executive Officer)	October 8, 2007

/s/ Wayne R. Bailey Wayne R. Bailey	Executive Vice President, Chief Operating Officer and Director	October 8, 2007

/s/ Ronald J. Nicolas, Jr. Ronald J. Nicolas, Jr.	Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	October 8, 2007

/s/ Thomas W. Hayes Thomas W. Hayes	Director	October 8, 2007

/s/ Robert F. Lewis Robert F. Lewis	Director	October 8, 2007

/s/ Russell K. Mayerfeld Russell K. Mayerfeld	Director	October 8, 2007

/s/ Dickinson C. Ross Dickinson C. Ross	Director	October 8, 2007

S-56     FREMONT GENERAL CORPORATION