Form 10-Q
period 2007-03-31
FREMONT GENERAL CORP
filed 2007-10-17
CIK 38984

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

(Mark One)
 ☑ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007
OR
 ☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from            to
Commission File Number 001-08007
Fremont General Corporation
(Exact Name of Registrant as Specified in its Charter)

Nevada	95-2815260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2425 Olympic Boulevard Santa Monica, California 90404 (Address of principal executive offices) (Zip Code)	(310) 315-5500(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the Registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☑ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.):

☑ Large Accelerated Filer               ☐ Accelerated Filer               ☐ Non-Accelerated Filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Shares Outstanding
Class	September 28, 2007
Common Stock, $1.00 par value	79,630,085

Fremont General Corporation and Subsidiaries

2     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

Item 1. Financial Statements

Fremont General Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,

(Thousands of dollars, except share data)	2007	2006
	(Unaudited)

ASSETS
Cash and cash equivalents	$1,628,441	$761,642
Investment securities classified as available-for-sale at fair value	596	633
Federal Home Loan Bank stock at cost	172,960	111,860
Loans held for investment – net	2,265	6,257,306
Commercial real estate loans held for sale – net	6,223,233	–
Accrued interest receivable	48,370	53,497
Real estate owned – net	299	299
Premises and equipment – net	31,220	67,859
Deferred income taxes – net	–	52,576
Other assets	342,026	268,932
Assets of discontinued operations held for sale	4,836,385	5,315,920

TOTAL ASSETS	$13,285,795	$12,890,524

LIABILITIES
Deposits:
Savings accounts	$1,254,360	$1,101,137
Money market deposit accounts	461,771	586,158
Certificates of deposit	8,945,143	8,302,493

	10,661,274	9,989,788
Senior Notes due 2009	165,967	165,895
Junior Subordinated Debentures	103,093	103,093
Other liabilities	159,330	210,586
Liabilities of discontinued operations held for sale	1,653,753	1,307,205

TOTAL LIABILITIES	12,743,417	11,776,567
Commitments and contingencies	–	–
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share – Authorized: 2,000,000 shares; none issued	–	–
Common stock, par value $1 per share – Authorized: 150,000,000 shares; issued and outstanding: (2007 – 80,255,000 and 2006 – 79,074,000)	77,315	75,983
Additional paid-in capital	344,384	324,064
Retained earnings	134,773	728,766
Deferred compensation	(18,990)	(20,694)
Accumulated other comprehensive income	4,896	5,838

TOTAL STOCKHOLDERS’ EQUITY	542,378	1,113,957

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,285,795	$12,890,524

The accompanying notes are an integral part of these statements.

2007 QUARTERLY REPORT     3

Fremont General Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,

(Thousands of dollars, except per share data)	2007	2006

INTEREST INCOME:
Interest and fee income on loans:
Commercial	$149,574	$109,534
Other	39	87

	149,613	109,621
Interest income – other	12,833	6,769

	162,446	116,390
INTEREST EXPENSE:
Deposits	82,005	36,000
Senior Notes	3,350	3,546
Junior Subordinated Debentures	2,320	2,320

	87,675	41,866
Net interest income	74,771	74,524
Provision for loan losses	221	3,895

Net interest income after provision for loan losses	74,550	70,629
Other non-interest income	(767)	2,221

	73,783	72,850
NON-INTEREST EXPENSE:
Compensation and related	21,702	26,640
Occupancy	5,806	3,423
Other	23,867	18,824

	51,375	48,887
INCOME BEFORE INCOME TAXES	22,408	23,963
Income tax expense	10,179	9,611

Income from continuing operations	12,229	14,352
Income (loss) from discontinued operations, net of income taxes of $(79,695) and $11,850	(602,840)	17,335

Net income (loss)	$(590,611)	$31,687

EARNINGS PER SHARE:
Basic:
Income from continuing operations	$0.16	$0.19
Income (loss) from discontinued operations, net of income taxes	(8.02)	0.24

Net income (loss)	$(7.86)	$0.43

Diluted:
Income from continuing operations	$0.16	$0.19
Income (loss) from discontinued operations, net of income taxes	(7.90)	0.23

Net income (loss)	$(7.74)	$0.42

Cash Dividends Declared per Common Share	$–	$0.11

The accompanying notes are an integral part of these statements.

4     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

Fremont General Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock					Accumulated
	Number of		Additional			Other
	Outstanding		Paid-in	Retained	Deferred	Comprehensive
(in thousands, except per share amounts)	Shares	Amount	Capital	Earnings	Compensation	Income	Total

Balance at December 31, 2005	77,497	$77,497	$341,800	$966,112	$(43,357)	$14,754	$1,356,806
Net income	–	–	–	31,687	–	–	31,687
Cash dividends declared – $0.11 per share	–	–	–	(8,534)	–	–	(8,534)
Reclassification of deferred compensation for restricted stock	–	(1,485)	(19,417)	–	20,902	–	–
Shares issued, acquired or allocated for employee benefit plans	389	–	(250)	–	(25,679)	–	(25,929)
Amortization of restricted stock	–	–	3,747	–	–	–	3,747
Shares allocated to ESOP	–	–	(1,370)	–	24,315	–	22,945
Change in cost of common stock							–
held in trust	–	–	–	–	(2,759)	–	(2,759)
Net change in unrealized gain on							–
investments and residual interests,							–
net of deferred taxes	–	–	–	–	–	(2,028)	(2,028)
Excess tax benefits relating to share-based							–
payments	–	–	2,050	–	–	–	2,050
Other adjustments	–	–	(437)	–	437	–	–

Balance at March 31, 2006	77,886	$76,012	$326,123	$989,265	$(26,141)	$12,726	$1,377,985

Balance at December 31, 2006	79,074	$75,983	$324,064	$728,766	$(20,694)	$5,838	$1,113,957
Net loss	–	–	–	(590,611)	–	–	(590,611)
Cash dividends adjustment	–	–	–	5	–	–	5
Adoption of FIN No. 48	–	–		(3,387)	–	–	(3,387)
Retirement of common stock	(124)	(83)	83	–	–	–	–
Restricted stock vested	–	130	14,656	–	–	–	14,786
Shares issued, acquired or allocated for employee benefit plans	20	–	(2,366)	–	(4,798)	–	(7,164)
Amortization of restricted stock	–	–	1,916	–	–	–	1,916
Shares allocated to ESOP	1,285	1,285	8,249	–	3,334	–	12,868
Change in cost of common stock held in trust	–	–	–	–	950	–	950
Net change in unrealized gain on investments and residual interests, net of deferred taxes	–	–	–	–	–	(942)	(942)
GSOP fair value adjustment	–	–	(2,218)	–	2,218	–	–

Balance at March 31, 2007	80,255	$77,315	$344,384	$134,773	$(18,990)	$4,896	$542,378

The accompanying notes are an integral part of these statements.

2007 QUARTERLY REPORT     5

Fremont General Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31,

(Thousands of dollars)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(590,611)	$31,687
Less: income (loss) from discontinued operations	(602,840)	17,335

Income from continuing operations	12,229	14,352
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Provision for loan losses	221	3,895
Provision for deferred income taxes	1,145	13,801
Depreciation and amortization	8,400	(997)
Compensation expense related to deferred compensation plans	(4,791)	5,419
Change in accrued interest	(5,607)	(12,056)
Change in other assets	(141,701)	7,531
Change in accounts payable and other liabilities	(66,191)	(30,282)
Originations and advances of commercial real estate loans held for sale	(968,289)	–
Payments received from and sale of commercial real estate loans held for sale	1,003,412	–

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES – CONTINUING OPERATIONS	(161,172)	1,663
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES – DISCONTINUED OPERATIONS	56,157	(1,202,370)

NET CASH USED IN OPERATING ACTIVITIES	(105,015)	(1,200,707)

CASH FLOWS FROM INVESTING ACTIVITIES
Originations of loans held for investment	–	(1,025,339)
Payments received from and sales of loans held for investment	–	425,438
Investment securities available for sale:
Purchases	–	–
Maturities or repayments	107	68
Net purchases of FHLB stock	(61,100)	(38,493)
Purchases of premises and equipment	(3,852)	(6,595)

NET CASH USED IN INVESTING ACTIVITIES – CONTINUING OPERATIONS	(64,845)	(644,921)
NET CASH PROVIDED BY INVESTING ACTIVITIES – DISCONTINUED OPERATIONS	29,360	91,931

NET CASH USED IN INVESTING ACTIVITIES	(35,485)	(552,990)

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits accepted, net of repayments	671,486	654,987
Extinguishment of Senior Notes and LYONs	–	(2,963)
Dividends paid	(9,489)	(7,717)
Excess tax benefits related to share-based payments	–	2,050
Purchase of company common stock for deferred compensation plans	(12,796)	(33,271)

NET CASH PROVIDED BY FINANCING ACTIVITIES – CONTINUING OPERATIONS	649,201	613,086
NET CASH PROVIDED BY FINANCING ACTIVITIES – DISCONTINUED OPERATIONS	358,098	962,521

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,007,299	1,575,607

Increase (decrease) in cash and cash equivalents	866,799	(178,090)
Cash and cash equivalents at beginning of period	761,642	768,643

Cash and cash equivalents at end of period	$1,628,441	$590,553

The accompanying notes are an integral part of these statements.

6     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

Fremont General Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,

(Thousands of dollars)	2007	2006

Net income (loss)	$(590,611)	$31,687

Other comprehensive income (loss):

Net change in unrealized gains (losses) during the period:

Residual interests in securitized loans	(1,561)	(5,366)

Investment securities	(1)	1,966

	(1,562)	(3,400)

Less income tax benefit	(620)	(1,372)

Other comprehensive loss	(942)	(2,028)

Total comprehensive income (loss)	$(591,553)	$29,659

2007 QUARTERLY REPORT     7

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 — BASIS OF PRESENTATION
Overview
Fremont General Corporation (“Fremont General” or when combined with its subsidiaries, (the “Company”) is a financial services holding company. Fremont General’s financial services operations are consolidated within Fremont General Credit Corporation (“FGCC”), through its California industrial bank subsidiary, Fremont Investment & Loan (“FIL”). FIL offers certificates of deposit and savings and money market deposit accounts through its 22 retail banking branches in California. FIL’s deposit accounts are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation (“FDIC”). During the three month period ended March 31, 2007, the Company was engaged in the commercial and residential (consumer) real estate lending businesses on a nationwide basis.

Concurrently with the filing of this report, the Company is filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. We urge you to read these reports, which can be obtained from Fremont General’s website at www.fremontgeneral.com, or the SEC’s website at www.sec.gov, or by contacting our Investor Relations Department at 310/315-5500 or by sending an email message to invrel@fmt.com.

Exit from Sub-prime Mortgage Business; Cease and Desist Order.  During the first quarter of 2007, the sub-prime market experienced a significant deterioration that included increases in borrower delinquencies and a deterioration of credit that resulted in a substantial increase in the amount of residential loan repurchases and repricings resulting from early payment defaults and breaches of representations and warranties.

During the first six months of 2007, the Company recorded provisions of $517.7 million and $256.6 million to its valuation and repurchase reserves, respectively. For further information concerning the changes to these reserves see Note 4.

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

8     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

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

Subsequent Events
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

Discontinued Operations
As more fully described above, in March 2007, the Company decided to exit the residential real estate business and to sell substantially all of the assets related to such business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company has classified the residential real estate operations as discontinued operations as the cash flow of the business has been eliminated from its ongoing operations and the Company will no longer have any significant continuing involvement in the business. Therefore, the results of operations, financial position and cash flows of the Company’s residential real estate operations are presented separately in the consolidated financial statements and notes as discontinued operations for all periods presented.

When an operation meets the criteria for “held for sale accounting” as defined in SFAS No. 144, the operation is evaluated to determine whether the carrying value exceeds its fair value less costs to sell. Any loss resulting from the carrying value exceeding the fair value less costs to sell is recorded in the statement of operations in the period the operation meets the criteria for held for sale accounting. Management judgment is required to both assess the criteria required for held for sale accounting as well as to estimate fair value. Changes in the operation could cause it to no longer qualify for held for sale accounting and changes in fair value could result in an increase or decrease to previously recognized losses. For additional information concerning the Company’s discontinued operations see Note 4.

2007 QUARTERLY REPORT     9

General
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts and operations of Fremont General and its subsidiaries including those variable interest entities where the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for the fair presentation of the interim financial statements have been included. See Note 4 for additional information concerning the results of the Company’s discontinued operations and Note 7 for information concerning exit costs related to the disposal of the Company’s commercial real estate lending business and related loan portfolio. The operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2 — RECENT ACCOUNTING STANDARDS
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 requires companies to evaluate their interests in securitized financial assets and determine whether the interests are freestanding derivatives or hybrid financial instruments that may be subject to bifurcation. SFAS No. 155 provides companies with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company adopted SFAS No. 155 as of January 1, 2007 without any significant impact on the Company’s financial position or results of operations.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step approach for the recognition and measurement of a tax position taken or expected to be taken in an entity’s tax return. The first step in the evaluation of a tax position is recognition: The Company must determine whether it is more likely than not that a given tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In this evaluation the Company must presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position meeting the more-likely-than-not recognition threshold is

10     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

recorded at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company adopted FIN No. 48 effective January 1, 2007 resulting in a charge to beginning retained earnings of $3.4 million. See Note 8 for further information on the impact of adopting FIN No. 48 and other tax related information.

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

NOTE 3 — CASH AND CASH EQUIVALENTS
From December 31, 2006 to March 31, 2007, the Company increased its total cash and cash equivalents by approximately $866.8 million. This increase was funded by a growth in deposits and debt financing during the first three months of 2007. The normal deployment of increased deposits and debt to fund new loan growth was curtailed due to the decision to exit the sub-prime loan origination business during the first quarter of 2007 coupled with the ongoing sale of residential real estate mortgage loans held for sale during the first quarter of 2007.

Cash and cash equivalents are summarized in the following table as of the dates indicated:

	March 31,	December 31,
(Thousands of dollars)	2007	2006

Cash on hand	$291	$248

Deposits in other financial institutions	553,315	118,228

Short-term money market funds	535,131	46,971

FHLB shareholder transaction account	489,718	397,548

Federal Reserve account	20,046	2,078

U.S. Government Agency money market fund	–	169,545

Short-term commercial paper	29,940	27,024

Total cash and cash equivalents	$1,628,441	$761,642

The FHLB shareholder transaction account represents a short-term interest-bearing account with the Federal Home Loan Bank of San Francisco. The Company’s commercial paper holdings have ratings of A1 / P1 or better. The short-term money market funds have AAA / Aaa money market fund ratings. As of March 31, 2007, $4.1 million in deposits in other financial institutions were restricted. No other cash and cash equivalents were restricted as of March 31, 2007 and December 31, 2006.

2007 QUARTERLY REPORT     11

NOTE 4 — DISCONTINUED OPERATIONS
As more fully described in Note 1, in March 2007, the Company decided to exit the residential real estate business and sell substantially all of the assets related to such business. The Company has determined there are no migration of revenues or costs as defined in EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”), since the Company is disposing of substantially all of its residential real estate operations and assets. In addition, although continuing cash flows may occur related to loan repurchases and repricings the Company is obligated to make in subsequent periods under standard industry representations and warranties for its residential real estate whole loan sales, the resolution of these contingencies do not constitute continuing cash flows or continuing involvement as defined in EITF 03-13. Therefore, in accordance with SFAS No. 144, the results of operations, financial position and cash flows of the Company’s residential real estate operations are presented separately in the consolidated financial statements and notes as discontinued operations for all periods presented.

Assets and Liabilities of Discontinued Operations

The major classifications of assets and liabilities of the Company’s discontinued operations are summarized as follows as of the dates indicated:

	March 31,	December 31,
(Thousands of dollars)	2007	2006

Residential real estate loans held for sale – net	$4,418,421	$4,949,747

Servicing advances	172,519	92,175

Mortgage servicing rights – net	92,767	101,172

Residual interests in securitized loans at fair value	60,773	85,468

Accrued interest receivable	29,306	18,572

Investment securities classified as available-for-sale	21,211	21,282

REO	20,043	12,790

Loans receivable	10,203	8,568

Other assets	11,142	26,146

Total assets to be sold	$4,836,385	$5,315,920

Federal Home Loan Bank advances	$800,000	$1,060,000

Warehouse lines of credit	618,098	–

Loan repurchase reserve	190,209	140,923

Premium repurchase reserve	1,859	6,878

Premium recapture reserve	396	1,564

Other liabilities	43,191	97,840

Total liabilities	$1,653,753	$1,307,205

Residential Real Estate Loans Held for Sale and Valuation Reserve:  Residential real estate loans held for sale are aggregated prior to their sale and are carried at the lower of aggregate cost or estimated fair value less costs to sell. Estimated fair values are based upon current secondary market prices for loans with similar coupons, maturities and credit quality. The following tables detail the residential real estate loans held for sale included

12     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

in discontinued operations and the valuation reserve to adjust the loans to estimated fair value less costs to sell as of the dates indicated:

Residential Real Estate Loans Held For Sale	March 31,	December 31,
(Thousands of dollars)	2007	2006

Loan principal balance:

First trust deeds	$4,711,668	$4,843,547

Second trust deeds	356,323	345,845

	5,067,991	5,189,392

Net deferred direct origination costs	33,828	38,940

	5,101,819	5,228,332

Valuation reserve	(683,398)	(278,585)

Loans held for sale – net	$4,418,421	$4,949,747

Loans held for sale on non-accrual status	$172,306	$64,652

Valuation Reserve	Three Months Ended March 31,
(Thousands of dollars)	2007	2006

Beginning balance	$278,585	$32,753

Provision	393,243	17,334

Discounted sales	(54,425)	(17,378)

Charge-offs	(7,870)	(1,698)

Transfer from repurchase reserve	73,865	17,708

Ending balance	$683,398	$48,719

Loan Repurchase Reserve:  As the residential real estate loans held for sale are sold, the Company makes standard industry representations and warranties about the loans. The Company may have to subsequently repurchase certain loans due to defects that occurred in the origination of the loans. During the first quarter of 2007, the Company repurchased a total of $322.2 million in loans, as compared to $78.7 million for the first quarter of 2006. The following table summarizes the activity in the repurchase reserve within discontinued operations for the periods indicated.

	Three Months Ended March 31,
(Thousands of dollars)	2007	2006
Beginning balance	$140,923	$14,556
Provision	130,737	30,545
Charge-offs for loan repricing	(7,586)	(4,056)
Transfer to valuation reserve	(73,865)	(17,708)

Ending balance	$190,209	$23,337

Premium Repurchase and Recapture Reserve:  The Company also maintains a reserve for premium recapture that represents the estimate of probable refunds of premiums received on previously completed loan sales (either due to early loan prepayments or for certain loans repurchased from prior sales) that are expected to occur under the provisions of the various agreements entered into for the sale of its residential real estate loans held for sale. The following table summarizes the activity in the premium recapture reserve within discontinued operations for the periods indicated:

	Three Months Ended March 31,
(Thousands of dollars)	2007	2006
Beginning balance	$8,442	$4,259
Provision for premium recapture on repurchased loans	54	2,308
Provision for standard premium recapture	(228)	423
Refunds	(6,013)	(4,053)

Ending balance	$2,255	$2,937

2007 QUARTERLY REPORT     13

Mortgage Servicing Rights:  The following table summarizes the activity in the Company’s mortgage servicing rights asset within discontinued operations for the periods indicated:

	Three Months Ended March 31,
(Thousands of dollars)	2007	2006
Beginning balance	$101,677	$46,022
Additions	10,566	7,359
Amortization	(16,497)	(8,044)

Ending balance before valuation allowance	95,746	45,337
Valuation allowance:
Beginning balance	(505)	–
Provision for temporary impairment	(2,474)	–

Ending balance	(2,979)	–

Mortgage servicing rights – net	$92,767	$45,337

Estimated fair value	$100,644	$51,122

The key economic assumptions used in subsequently measuring the fair value of the Company’s MSRs as of the dates indicated are as follows:

	March 31,	December 31,
	2007	2006
Weighted-average life (years)	1.4	1.4
Weighted-average annual prepayment speed	37.3%	38.8%
Weighted-average annual discount rate	19.7%	19.6%

Residual Interests in Securitized Loans: The following table summarizes the activity of the Company’s retained residual interests within discontinued operations for the periods indicated:

	Three Months Ended March 31,
(Thousands of dollars)	2007	2006
Beginning balance at fair value	$85,468	$170,723
Sales of residual interests	–	(77,220)
Interest accretion	6,226	16,809
Cash received	(29,360)	(14,710)
Change in unrealized losses	(1,561)	(5,366)
Other-than-temporary impairment	–	–

Ending balance at fair value	$60,773	$90,236

The following table summarizes delinquencies and credit losses for the loans underlying the Company’s outstanding securitization transactions as of the dates indicated:

	March 31,	December 31,
	2007	2006
Original principal amount of loans securitized	$17,536,329	$17,536,329
Current principal amount of loans securitized	$10,062,965	$10,938,440
Current delinquent principal amount (over 60 days)	$1,281,452	$1,142,794
Inception to date credit losses (net of recoveries)	$99,340	$53,241

Key economic assumptions used in subsequently measuring the fair value of the Company’s residual interests as of the dates indicated are as follows:

	March 31,	December 31,
	2007	2006

Weighted-average life (years)	2.28	2.50
Weighted-average annual prepayment speed	25.0%	25.0%
Weighted-average lifetime credit losses	5.5%	5.5%
Weighted-average annual discount rate	24.0%	24.0%

14     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

Operating Results of Discontinued Operations

Three Months Ended March 31,
(Thousands of dollars)	2007	2006

Interest income	$136,104	$156,480
Non-interest income	(618,860)	(887)

Revenues from discontinued operations	$(482,756)	$155,593

Income (loss) on sale of discontinued operations	$(630,692)	(15,176)
Interest income	136,104	156,480
Interest expense	(87,509)	(77,013)
Provision for loan loss	(13)	14
Loan servicing income	32,836	21,349
Mortgage servicing rights amortization and impairment provision	(22,111)	(8,044)
Other non-interest income	1,107	984
Compensation and related	(50,821)	(32,770)
Occupancy	(12,439)	(4,207)
Other non-interest expense	(48,997)	(12,432)

Income (loss) from discontinued operations	(682,535)	29,185
Income tax (expense) benefit	79,695	(11,850)

Income (loss) from discontinued operations, net of income taxes	$(602,840)	$17,335

The loss from discontinued operations, net of income taxes, was $602.8 million for the first quarter of 2007, representing a $7.90 diluted loss per share, compared to income from discontinued operations, net of income taxes, of $17.3 million, or $0.23 diluted income per share for the first quarter of 2006.

During the first quarter of 2007, the Company recorded a realized loss of $630.7 million related to the sale of $4.19 billion of residential real estate loans held for sale. Expense provisions related to the residential real estate loan valuation, repurchase and premium recapture reserves are included in this loss. In addition, the Company recognized a $38.8 million adjustment to write down the carrying value of the residential real estate held for sale assets to their estimated fair value less costs to sell.

During the first three months of 2007 and 2006, the Company recognized $129.9 million and $139.7 million, respectively, in interest income on the residential real estate loan portfolio.

During the first three months of 2007, the Company continued to service residential real estate loans recognizing loan servicing income of $32.8 million as compared to $21.3 million during the first three months of 2006. The Company was servicing on a to maturity basis $17.28 billion and $18.12 billion in principal balance of loans as of March 31, 2007 and December 31, 2006, respectively.

The loss from discontinued operations includes a $1.6 million charge for one time severance payments paid to employees of the residential real estate loan origination operations and related support staff. In addition, the Company recorded a $10.7 million charge for lease termination costs related to the Company’s residential real estate loan origination offices.

During the three months ended March 31, 2007, cash flows related to residential real estate loan originations and proceeds realized on the sale of such loans were $3.88 billion and $3.87 billion, respectively, and during the three months ended March 31, 2006, such cash flows were $8.54 billion and $7.26 billion, respectively. These amounts are included in cash flows from operating activities in the Company’s consolidated statements of cash flows.

NOTE 5 — COMMERCIAL REAL ESTATE LOANS HELD FOR SALE
As more fully described in Note 1, on July 2, 2007, FIL completed the sale of its commercial real estate lending business and related loan portfolio to iStar.

Commercial real estate loans held for sale were primarily variable rate and were secured primarily by first mortgages on various types of properties. The commercial real estate loans held for sale were primarily comprised of bridge and construction loans of relatively short duration (rarely more than five years in length

2007 QUARTERLY REPORT     15

of term and often shorter, such as two to three years). These loans were funded throughout the term as the construction progressed.

The following table further details the net commercial real estate loans that were classified as held for sale as of March 31, 2007 and held for investment as of December 31, 2006.

(Thousands of dollars)	March 31,	December 31,

	2007	2006

Loans outstanding	$7,085,780	$6,749,316
Participations sold	(576,510)	(202,014)

Loans outstanding, net of participations sold	6,509,270	6,547,302
Unamortized deferred origination fees and costs	(53,579)	(59,804)

Loans outstanding	6,455,691	6,487,498
Carrying value adjustment/allowance for loan loss	(232,458)	(230,398)

Loans held for sale – net	$6,223,233	$6,257,100

Due to the reclassification of the commercial real estate loan portfolio from held for investment to held for sale in the first quarter of 2007, the Company eliminated the allowance for loan loss and adjusted the carrying value of the loans to their estimated fair value less costs to sell.

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

(Thousands of dollars)	March 31,	December 31,

	2007	2006

Non-accrual commercial real estate loans held for sale	$1,058,894	$1,110,965

Restructured commercial real estate loans on accrual basis	$–	$–

NOTE 6 —	REAL ESTATE OWNED
The Company’s real estate owned (“REO”) consists of property acquired through or in lieu of foreclosure on loans secured by real estate. REO is reported in the financial statements at the lower of cost or estimated realizable value (net of estimated costs to sell). REO consisted of the following as of the dates indicated.

(Thousands of dollars)	March 31,	December 31,

	2007	2006

Commercial real estate	$299	$299
Valuation reserve	–	–

Real estate owned – net	$299	$299

NOTE 7 —	EXIT AND DISPOSAL COSTS
As more fully described in Note 1, the Company completed the sale of its entire $6.27 billion commercial real estate loan portfolio to iStar in July 2007, and received cash of $1.89 billion and a 70% participation interest of $4.21 billion in the loans sold. Due to the participation, cash flows from the component will not be eliminated from the Company’s ongoing operations. Because the Company expects significant cash inflows will be received as a result of the continuation of activities between itself and the commercial real estate component, the sale does not result in the classification of the commercial real estate operation as discontinued, as defined by EITF No. 03-13. Based on management’s decision to sell the commercial loan portfolio in the first quarter of 2007, the Company reclassified the commercial real estate loans from held for investment to held for sale.

16     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

In connection with the sale, approximately 131 employees in the commercial real estate loan origination operation transferred to iStar. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded employee severance charges for terminated employees that did not transfer to iStar in the amount of $8,000 and $6.1 million as part of compensation and related costs in the first and second quarters of 2007, respectively. In addition, in the first and second quarters of 2007, the Company incurred $168,000 and $1.1 million, respectively, in other charges related to the sale of the commercial real estate loan origination operation and related loan portfolio. These charges are included in other non-interest expense in the consolidated statements of operations.

NOTE 8 —	INCOME TAXES
The major components of income tax expense from continuing operations are summarized in the following table:

Three Months Ended March 31,

(Thousands of dollars)	2007	2006

Federal:
Current	$7,488	$(2,632)
Deferred	1,752	11,694

	9,240	9,062

State:
Current	1,546	(1,558)
Deferred	(607)	2,107

	939	549

Total income tax expense	$10,179	$9,611

The Company recorded an income tax benefit relating to its discontinued operations of $(79.7) million for 2007 of which $(131.7) million was current and $52.0 million was deferred. Included in the 2007 deferred tax expense was a $192.0 million increase to the deferred tax asset valuation reserve. In 2006, the Company recorded an income tax expense relating to its discontinued operations of $11.9 million of which $44.1 million was current and $(32.2) million was deferred.

The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company’s deferred tax assets are summarized in the following table:

	March 31,	December 31,

(Thousands of dollars)	2007	2006

Deferred tax assets:
Mark-to-market on loans held for sale	$280	$7,398
Premium recapture and repurchase reserves	81,181	62,136
Allowance for loan losses	38,357	40,262
Compensation related items	52,245	29,150
Net operating loss carryforward	134,827	21,005
Other – net	3,741	164

Total deferred tax assets	310,631	160,115
Deferred tax liabilities:
Loan origination costs and fees	(15,530)	(16,902)
Mortgage servicing	(35,471)	(37,718)
State income and franchise taxes	(32,642)	(17,924)

Total deferred tax liabilities	(83,643)	(72,544)

Net deferred tax asset before valuation allowance	$226,988	$87,571
Valuation allowance	(226,988)	(34,995)

Net deferred tax asset after valuation allowance	$–	$52,576

2007 QUARTERLY REPORT     17

The Company has accrued the expected tax and interest exposure for tax matters that are either in the process of resolution or have been identified as having the potential for adjustment. These matters primarily consist of issues relating to the discontinued insurance operations, the apportionment of income to various states and the deduction of certain expenses.

In assessing the realization of deferred income tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends on the ability to recover previously paid taxes through loss carrybacks and the generation of future taxable income during the periods in which temporary differences become deductible. At March 31, 2007, it was the Company’s opinion that it was not likely that the deferred tax asset would be realized and a full valuation reserve was recorded for the net deferred tax asset.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an approximate $3.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of the date of adoption on January 1, 2007 was $22.1 million, all of which would favorably affect the effective tax rate if recognized.

The Company records interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. At January 1, 2007, the Company had accrued $1.8 million and $500,000 for the potential payments of interest and penalties.

The Internal Revenue Service is currently examining the Company’s 2004 and 2005 income tax returns. The California Franchise Tax Board has examined the Company’s franchise tax returns through the 2004 tax year.

NOTE 9 —	DEBT — FREMONT GENERAL CORPORATION
The debt of Fremont General is detailed in the following table; none of the Fremont General debt is guaranteed by FIL:

	March 31,	December 31,

(Thousands of dollars)	2007	2006

Senior Notes due 2009, less discount (2007 – $563; 2006 – $635)	$165,967	$165,895
Junior Subordinated Debentures	103,093	103,093

	$269,060	$268,988

During the first quarter of 2007, there were no repurchases of either Senior Notes or Junior Subordinated Debentures.

NOTE 10 —	DEPOSITS, FHLB ADVANCES, FEDERAL RESERVE AND WAREHOUSE LINES OF CREDIT — FIL
FIL utilizes the issuance of deposits, which are insured up to the maximum legal limit by the FDIC, Federal Home Loan Bank (“FHLB”) advances, Federal Reserve and warehouse lines of credit in funding its operations.

As of March 31, 2007, the weighted-average interest rate for savings and money market deposit accounts was 4.41% and for certificates of deposit it was 5.26%. The weighted-average interest rate for all deposits at March 31, 2007 was 5.12%.

Certificates of deposit as of March 31, 2007 are detailed by maturity and rates as follows:

		Maturing by	Weighted
(Thousands of dollars)	Amount	March 31,	Average Rate

	$8,832,554	2008	5.25%
	66,276	2009	5.40%
	28,931	2010	5.67%
	3,101	2011	4.99%
	14,281	2012	5.21%

	$8,945,143		5.26%

18     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

Of the $8.95 billion in total certificates of deposit outstanding at March 31, 2007, $2.25 billion were obtained through brokers.

Interest expense on deposits is summarized as follows:

Three Months Ended March 31,

(Thousands of dollars)	2007	2006

Savings and money market deposit accounts	$19,721	$13,900
Certificates of deposit	110,632	76,955
Penalties for early withdrawal	(669)	(170)

	$129,684	$90,685

Interest expense is charged back to both the commercial real estate operations as well as the residential real estate (discontinued) operations for the use of funds generated by the Company’s corporate and retail banking operations.

Total interest payments on deposits were $117.8 million and $92.5 million, for the three months ended March 31, 2007 and 2006, respectively.

In the first quarter of 2007, additional financing was available to FIL through advances from the FHLB. FIL’s credit line with the FHLB had a maximum financing availability that was based on a percentage of FIL’s regulatory assets, to which the actual borrowing capacity was subject to collateralization and certain collateral sublimits and eligibility limitations. In March 2007, following the issuance of the Order and the Company’s exit from the residential real estate lending business, the FHLB limited FIL’s borrowing capacity to existing outstanding debt of $3.67 billion. By March 31, 2007, FIL had utilized $2.30 billion in proceeds from loan sales and $618.1 million in debt from a warehouse lending facility to reduce the outstanding FHLB debt to $800.0 million. As of June 30, 2007, outstanding FHLB debt was zero and all pledged collateral was released by the FHLB to FIL. FIL does not currently maintain pledged collateral with the FHLB.

In the first quarter of 2007, FIL pledged eligible commercial real estate loans to the Federal Reserve Bank of San Francisco under the Primary Credit program (the “Program”). There was no outstanding debt at any time during 2007 under the Program. In June 2007, in anticipation of the iStar Transaction, FIL removed all commercial real estate loans pledged as collateral under the Program. As of June 30, 2007, FIL did not maintain any pledged collateral with the Federal Reserve Bank. FIL does not currently maintain pledged collateral with the Federal Reserve Bank.

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

NOTE 11 —	OTHER ASSETS AND LIABILITIES
The following tables detail the composition of the Company’s other assets and other liabilities as of the dates indicated:

	March 31,	December 31,

(Thousands of dollars)	2007	2006

OTHER ASSETS
Federal and state(s) income taxes receivable	$290,479	$220,936
Assets held in SERP – mutual funds	32,984	33,536
Other assets	18,563	14,460

Total other assets	$342,026	$268,932

2007 QUARTERLY REPORT     19

	March 31,	December 31,

(Thousands of dollars)	2007	2006

OTHER LIABILITIES
Deferred compensation obligation	$41,000	$52,926
Accrued interest payable	40,299	29,884
Accounts payable	38,205	30,256
Accrued incentive compensation	5,657	32,368
Restricted stock accrual	2,126	14,786
Accrued ESOP expense	–	15,664
Other	32,043	34,702

Total other liabilities	$159,330	$210,586

NOTE 12 —	SHARE-BASED PAYMENTS
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

Stock Options
During the years 1989 to 1997, non-qualified stock options were granted at exercise prices equal to the fair value of the stock on the date of grant. Grantees vested at the rate of 25% per year beginning on the first anniversary of the grants that expire after ten years. The remaining 468,000 non-qualified option shares outstanding and exercisable as of December 31, 2006 expired in February 2007. There are no outstanding option shares as of March 31, 2007.

Restricted Stock Awards
Under SFAS No. 123(R), “Share-Based Payment,” the Company recognizes compensation expense related to its restricted stock awards based on the fair value of the shares awarded as of the grant date. Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period (generally two to ten years). The compensation expense that has been charged against income for share-based compensation was $3.8 million and $3.3 million for the three months ended March 31, 2007 and 2006, respectively.

A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2007 and changes during the three month period then ended is presented below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2006	3,091,640	$16.50
Granted	20,000	7.40
Vested	(849,010)	18.23
Forfeited	(124,766)	13.36

Nonvested at March 31, 2007	2,137,864	$15.89

The fair value of nonvested restricted stock awards is determined based on the closing trade price of the Company’s shares on the grant date. As of March 31, 2007, there was $28.5 million of total unrecognized compensation cost related to nonvested restricted stock awards.

NOTE 13 —	DEFERRED COMPENSATION
The Company periodically contributes cash to an employee benefits trust (“GSOP”) in order to pre-fund contributions to various employee benefit plans (e.g., 401(K) match, Employee Stock Ownership Plan contribution, etc.).

20     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

The Company also maintains a Supplemental Executive Retirement Plan (“SERP”) and Excess Benefit Plan (“EBP”); both of which are deferred compensation plans designed to provide certain employees the ability to receive benefits that would be otherwise lost under the Company’s qualified retirement plans due to statutory or other limits on salary deferral and matching contributions.

The following table details the composition of the Company’s deferred compensation balance as of the dates indicated:

	March 31,	December 31,

(Thousands of dollars)	2007	2006

SERP and EBP	$17,259	$18,209
GSOP	1,731	2,485

Total deferred compensation	$18,990	$20,694

NOTE 14 —	INDUSTRIAL BANK REGULATORY CAPITAL
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

The terms of the Order require FIL to submit to the FDIC a capital plan that includes a Tier-1 capital ratio of not less than 14%. FIL’s actual regulatory amounts and ratios and the related standard regulatory minimum amounts and ratios required to qualify as well-capitalized are detailed in the following tables as of the dates indicated:

	March 31, 2007

	Actual		Minimum Required

(Thousands of dollars, except percents)	Amount	Ratio	Amount	Ratio

Tier-1 Leverage Capital	$761,220	5.22%	$729,163	5.00%
Risk-Based Capital:
Tier-1	761,220	5.24%	2,033,944	14.00%
Total	761,419	5.24%	1,452,817	10.00%

	December 31, 2006

	Actual		Minimum Required

(Thousands of dollars, except percents)	Amount	Ratio	Amount		Ratio

Tier-1 Leverage Capital	$1,326,563	10.09%	$657,061		5.00%
Risk-Based Capital:
Tier-1	1,326,563	8.77%	907,639	*	6.00%*
Total	1,392,814	9.21%	1,512,732		10.00%

*	Based on the terms of the order, as of December 31, 2006 the minimum required amount and ratio would have been $2,117,824 and 14%, respectively.

2007 QUARTERLY REPORT     21

The following table details the calculation of the respective capital amounts at FIL as of the dates indicated:

	March 31,	December 31,

(Thousands of dollars)	2007	2006

Common stockholder’s equity at FIL	$763,401	$1,326,557
Less: Disallowed portion of deferred tax assets and mortgage servicing rights	(2,188)	–
Net unrealized losses on available-for-sale securities	7	6

Total Tier-1 Capital	761,220	1,326,563
Add: Allowable portion of the allowance for loan losses	199	66,251

Total Risk-Based Capital (Tier-1 and Tier-2)	$761,419	$1,392,814

NOTE 15 —	COMMITMENTS AND CONTINGENCIES
The Company retains the right in its securitization transactions to call the securities when the outstanding balance of loans in the securitization trust declines to a specific level, typically 10% of the original balance.

Legal Actions:
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

22     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

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

2007 QUARTERLY REPORT     23

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

24     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

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

NOTE 16 —	OPERATIONS BY REPORTABLE SEGMENT
As more fully described in Note 1, in the first quarter of 2007, the Company decided to exit the residential real estate business. Therefore, the results of operations of that business are now reported as discontinued operations and the Company only has a single reportable segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).

Although the Company sold its commercial real estate lending business and entire $6.27 billion loan portfolio to iStar in July 2007 and received cash of $1.89 billion and a 70% participation interest of $4.21 billion in the loans sold, as more fully described in Note 7; this continuing interest in the commercial real estate operations results in significant continuing cash flows between the Company and the commercial component. Therefore, the commercial real estate business does not meet the criteria of a discontinued operation and continues to be a reportable segment as defined by SFAS No. 131.

Through the first six months of 2007, the commercial real estate segment originated commercial real estate loans, which were primarily bridge and construction facilities, on a nationwide basis. Beginning in the first quarter of 2007, the Company reclassified these loans from held for investment to loans held for sale. The loans generated net interest income on the difference between the rates charged on the loans and the cost of borrowed funds.

Management measures and evaluates the commercial real estate segment based on net interest income and pre-tax operating results. The results of operations include certain allocated corporate expenses charged back to the commercial segment. In addition, interest expense is charged back to both the commercial segment as well as the (residential real estate) discontinued operations for the use of funds generated by the Company’s corporate and retail banking operations. Interest expense is allocated to the commercial segment and discontinued operations using treasury rates matched to the terms of the respective loans.

2007 QUARTERLY REPORT     25

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

Intersegment eliminations shown in the following tables relate to the credit allocated to the retail banking operations for operating funds provided to the commercial segment.

Historical periods have been restated to conform to this presentation.

	Commercial	Corporate and	Intersegment	Total
(Thousands of dollars)	Real Estate	Retail Banking	Eliminations	Consolidated

Three months ended March 31, 2007
Total revenues	$148,630	$93,394	$(80,345)	$161,679

Net interest income	$69,229	$5,542	$–	$74,771
Provision for loan losses	(221)	–	–	(221)
Other non-interest income	(944)	177	–	(767)
Compensation	(6,651)	(15,051)	–	(21,702)
Occupancy	(923)	(4,883)	–	(5,806)
Other non-interest expense	2,598	(26,465)	–	(23,867)
Allocations	(1,624)	1,624	–	–

Income (loss) before income taxes	61,464	(39,056)	–	22,408
Income tax expense	–	–	–	(10,179)

Income (loss) from continuing operations	61,464	(39,056)	–	12,229
Loss from discontinued operations, net of income taxes	–	–	–	(602,840)

Net income (loss)	$61,464	$(39,056)	$–	$(590,611)

Assets – continuing operations	$6,273,779	$2,176,713	$(1,082)	$8,449,410
Assets – discontinued operations	–	–	–	4,836,385

Total consolidated assets	$6,273,779	$2,176,713	$(1,082)	$13,285,795

	Commercial	Corporate and	Intersegment	Total
(Thousands of dollars)	Real Estate	Retail Banking	Eliminations	Consolidated

Three months ended March 31, 2006
Total revenues	$111,057	$58,157	$(50,603)	$118,611

Net interest income	$58,938	$15,586	$–	$74,524
Provision for loan losses	(3,891)	(4)	–	(3,895)
Other non-interest income	1,523	698	–	2,221
Compensation	(6,626)	(20,014)	–	(26,640)
Occupancy	(709)	(2,714)	–	(3,423)
Other non-interest expense	(4,404)	(14,420)	–	(18,824)
Allocations	(1,212)	1,212	–	–

Income (loss) before income taxes	43,619	(19,656)	–	23,963
Income tax expense	–	–	–	(9,611)

Income (loss) from continuing operations	43,619	(19,656)	–	14,352
Income from discontinued operations, net of income taxes	–	–	–	17,335

Net income (loss)	$43,619	$(19,656)	$–	$31,687

Assets – continuing operations	$5,253,449	$993,610	$(5,641)	$6,241,418
Assets – discontinued operations	–	–	–	6,865,631

Total consolidated assets	$5,253,449	$993,610	$(5,641)	$13,107,049

26     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE 17 — EARNINGS PER SHARE
Earnings per share have been computed based on the weighted-average number of shares. The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended

	March 31,

(Thousands of shares and dollars, except per share data)	2007	2006

Income from continuing operations
(numerator for basic and diluted earnings per share)	$12,229	$14,352
Weighted-average shares
(denominator for basic earnings per share)	75,121	73,513
Effect of dilutive securities using the treasury stock method for restricted stock and stock options:
Employee benefit plans	1,183	1,158
Restricted stock	–	410
Stock options	–	99

Dilutive potential common shares	1,183	1,667

Adjusted weighted-average shares
(denominator for diluted earnings per share)	76,304	75,180

Basic earnings per share from continuing operations	$0.16	$0.19

Diluted earnings per share from continuing operations	$0.16	$0.19

For additional disclosures regarding stock options and restricted stock see Note 12.

NOTE 18 — SUBSEQUENT EVENTS
As more fully described in Notes 1 and 7 the Company completed the sale of its commercial real estate loan portfolio to iStar in July 2007, and received cash and a 70% participation interest in the loans sold.

2007 QUARTERLY REPORT     27

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

OVERVIEW
Fremont General Corporation (“Fremont General” or when combined with its subsidiaries the “Company” or “we” or “our”) is a holding company which during the three months ended March 31, 2007 was engaged in lending operations through its indirectly wholly-owned California industrial bank subsidiary, Fremont Investment & Loan (“FIL”). Fremont General is not a “bank holding company” as defined for regulatory purposes.

As discussed in more detail in Note 1 of Notes to Consolidated Financial Statements, the Company has withdrawn from the residential real estate business and has sold its commercial real estate lending business and outstanding portfolio, as well as entered into an agreement for an investment by an investor group led by Gerald J. Ford. In addition, on March 7, 2007, Fremont General, FIL and Fremont General Credit Corporation (“FGCC”) an intermediate holding company wholly owned by Fremont General, consented to a Cease and Desist Order (the “Order”) issued by the Federal Deposit Insurance Corporation (“FDIC”), without admitting to the allegations contained in the Order. The following discussion and analysis of the financial conditions and results of operations of the Company is qualified in its entirety by reference to such events and discusses the Company’s operations as they existed during the three months ended March 31, 2007.

FIL’s commercial real estate lending operation included nine regional offices and, as of March 31, 2007, had loans outstanding in 30 states. FIL funded its lending operations primarily through deposit accounts sourced in California that are insured up to the maximum legal limit by the FDIC and, to a lesser extent, advances from the Federal Home Loan Bank (“FHLB”) of San Francisco. FIL is regulated by the FDIC and the Department of Financial Institutions of the State of California (“DFI”). FIL raises its retail deposits in California (predominately Southern California) through a network of 22 branches and a centralized call center.

During the three months ended March 31, 2007, FIL’s commercial real estate lending operation provided first mortgage financing on various types of commercial properties. The loans that FIL originated were substantially all held for investment, with some loans participated out to limit credit exposures. Loans are originated through broker and borrower relationships and the borrowers were typically mid-size developers and owners seeking a loan structure that provided limited recourse and were short-term, providing bridge or construction financing for comprehensive construction, renovation, conversion, repositioning and lease-up of existing or new properties. To manage the credit risk involved in this lending, FIL was focused on the value and quality of the collateral and the quality and experience of the parties with whom it did business. The size of loan commitments originated generally ranged from $20 million to $100 million, with some loans for larger amounts.

The Company’s business is influenced by the overall condition of the economy, in particular the interest rate environment, and various market conditions. As a result, the Company is subject to experiencing cyclicality in volume, gain (or loss) on the sale of loans, net interest income, loan losses and earnings. During the three months ended March 31, 2007, the Company’s commercial real estate operation generated income as follows:

Commercial real estate loans, which are classified as held for sale, generated net interest income on the difference between the rates charged on the loans and the cost of borrowed funds. The majority of commercial real estate loans originated were adjustable interest rate loans based upon either one, three and six-month LIBOR and an applicable margin. Previously, an allowance for loan losses was maintained through provisions (which were either an expense or a credit to income) that were recognized in the consolidated statements of operations. In connection with the reclassification of the commercial real estate loans from held for investment to held for sale, the Company established a valuation account to reduce the carrying value of the loans to their fair value less costs to sell.

The principal market risks the Company faces are interest rate risk, liquidity risk and credit risk. Interest rate risk is the risk that the valuation of the Company’s interest sensitive assets and liabilities and its net interest income will change due to changes in interest rates. Liquidity risk, which is the ability of the Company to access the necessary funding and capital resources, in a cost-effective manner, to sell its loans held for sale.

28     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

Liquidity risk also entails the risk of changes in secondary market conditions, which can negatively impact the pricing realized by the Company on the loans it sells. Credit risk is the Company’s potential risk of loss due to borrower default which is impacted not only by specific borrower issues but by macro economic factors such as supply and demand of housing.

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto presented under Item 1, and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company has identified three accounting policies as being critical because they require more significant judgment and estimates about matters that may differ from the estimates determined under different assumptions or conditions. These critical accounting policies relate to the gain or loss on whole loan sales of residential real estate loans (which is included as part of discontinued operations beginning in the first quarter of 2007), income taxes and discontinued operations. The first two critical accounting policies and estimates are discussed in Management’s Discussion and Analysis in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The third critical accounting policy relates to the Company’s discontinued operations. As more fully described in Note 1 of Notes to Consolidated Financial Statements, in March 2007, the Company decided to exit the residential real estate business and to sell substantially all of the assets related to such business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company has classified the residential real estate operations as discontinued operations as the cash flow of the business has been eliminated from our ongoing operations and we will no longer have any significant continuing involvement in the business. Therefore, the results of operations, financial position and cash flows of the Company’s residential real estate operations are presented separately in the consolidated financial statements and notes as discontinued operations for all periods presented.

When an operation meets the criteria for “held for sale accounting” as defined in SFAS No. 144, the operation is evaluated to determine whether the carrying value exceeds its fair value less costs to sell. Any loss resulting from the carrying value exceeding the fair value less costs to sell is recorded in the statement of operations in the period the operation meets the criteria for held for sale accounting. Management judgment is required to both assess the criteria required for held for sale accounting as well as to estimate fair value. Changes in the operation could cause it to no longer qualify for held for sale accounting and changes in fair value could result in an increase or decrease to previously recognized losses. For additional information concerning the Company’s discontinued operations see Note 4 of Notes to Consolidated Financial Statements. For additional information regarding the Company’s commercial real estate loan portfolio and its subsequent sale in July 2007, see Notes 5 and 7 of Notes to Consolidated Financial Statements.

Two changes to the Company’s critical accounting policies since December 31, 2006 are the Company no longer considers derivatives and the allowance for loan losses to be critical accounting policies. Due to the Company’s exit from the residential real estate business, the Company utilized fewer derivative instruments beginning in the first quarter of 2007. As of the end of the second quarter of 2007, the Company no longer had any derivative instruments. In addition, due to the Company’s decision to sell the commercial real estate loan portfolio in the first quarter of 2007, the Company reclassified the portfolio from held for investment to held for sale. The Company eliminated the allowance for loan losses and adjusted the carrying value of the

2007 QUARTERLY REPORT     29

loans to their estimated fair value less costs to sell. On July 2, 2007 the Company completed the sale of its $6.27 billion commercial real estate portfolio to iStar and removed from its balance sheet the total amount of its commercial real estate loans held for sale.

EARNINGS PERFORMANCE
As more fully described in Note 1 of Notes to Consolidated Financial Statements, the Company decided to exit the residential real estate business in March 2007 and the results of that business are now reported as discontinued operations. Therefore, in the first quarter of 2007, and the comparable period in 2006, the Company’s reported earnings from continuing operations are limited to the results from its commercial real estate business and retail banking and corporate operations.

The Company reported income from continuing operations before income taxes of $22.4 million for the first quarter of 2007 as compared to $24.0 million for the first quarter of 2006. This represents a 6.5% decrease from the first quarter of 2006. The components of the Company’s results of operations are more fully described below.

Due to the Company’s exit from its residential real estate lending operations and sale of its commercial real estate lending business and related loan portfolio as more fully described in Note 1 of Notes to Consolidated Financial Statements, the Company will have a reduced revenue stream for at least the remainder of fiscal year 2007, relying on interest income as its primary source of revenue. The Company expects that it will experience a lower yield on its interest earning assets due to a higher concentration in short term investment grade securities. As a result, the Company expects that it will incur a net loss from continuing operations for at least the remainder of fiscal year 2007.

Net Interest Income
The Company, in connection with its near-term strategic goal of attempting to reduce its risk profile and achieve a steady state of operations, began the process of divesting the sub-prime mortgage loan portfolio and business and its commercial real estate loan portfolio and business during 2007. This reorientation in the operations will necessarily have the effect of lowering both returns and risk profiles simultaneously with regard to the Company’s balance sheet mix. The shift in the mix and risk profile of the Company’s investment portfolio is deemed to be a necessary step in the Company’s transition prior to setting up more permanent, sustainable and diversified asset generating businesses. There can be no assurances that the Company will be able to develop or acquire any such businesses. The following is an outline of the Company’s current activities and their impact on net interest income.

Residential real estate loans

Although the whole loan sales of residential real estate loans during the first six months of 2007 reduced the Company’s exposure to credit risk, they also reduced the net interest margin compared to historical results and balance sheet composition.

The Company, between December 31, 2006 and June 30, 2007 reduced its residential real estate loans held for sale by $4.42 billion to $529.1 million in connection with its previously announced loan sales. While the Company continues to market its remaining loans held for sale, it does so on a discounted or “scratch and dent” basis due to the nature and marketability of the remaining loans in terms of their delinquency status, aging, valuation profile and repurchase composition. Yields will be lower because proceeds from loan sales have been reinvested in short term investment grade instruments. As an example, the Company earned $564.0 million in interest income on $6.84 billion in residential real estate loans held for sale, or 8.25% during 2006. Reinvestment of these balances is currently being executed at rates that approximate the one month LIBOR index (current yields range from 4.6% to 5.25%) as a result of the lower risk nature of the Company’s short term investments.

Commercial real estate loans

The sale of the Company’s $6.27 billion commercial real estate loan portfolio in return for a $4.21 billion lower yielding LIBOR-based participation interest and $1.89 billion in cash in July 2007 has enabled the Company to reinvest that money into short term investment grade securities designed to help give the Company maximum flexibility.

30     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

Short term investments

The Company’s short term investment portfolio strategy is designed to help preserve liquidity in an effort to provide maximum balance sheet flexibility during the Company’s transition period. The Company will attempt to maintain a low credit risk profile and selectively purchase short lockout agency callable notes of short duration or floating rate agency collateralized mortgage obligations to enhance yield relative to other short term investments.

Deposits

The Company’s funding needs are a result of the sale of its commercial real estate loans and the substantial reduction of its residential real estate loans as compared to December 31, 2006. Retail deposits were $8.37 billion at December 31, 2006 with a weighted average interest rate of 5.05% compared to $7.33 billion at September 30, 2007 with an average interest rate of 4.96%.

Broker Deposits

Broker deposits are continuing to run off based on original maturity. The Company does not expect to replenish broker deposits because the Company is required to seek prior approval from the FDIC to raise additional broker deposits under the Order. At December 31, 2006 the Company’s outstanding broker deposit liability was $1.62 billion. Assuming no additional broker deposits, this run off will result in less than $300 million in these deposits outstanding as of December 31, 2007.

Net Interest Income Table

The Company recorded net interest income for the first quarter of 2007 of $74.8 million as compared to $74.5 million for the first quarter of 2006.

2007 QUARTERLY REPORT     31

The following tables identify the consolidated interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins, as well as an analysis of changes in net interest income due to volume and rate changes, for the first quarter of 2007 and 2006:

	Three Months Ended March 31,

	2007			2006

	Average		Yield/	Average		Yield/
(Thousands of dollars, except percents)	Balance	Interest	Cost	Balance	Interest	Cost

Interest-earning assets(1):

Commercial real estate loans	$6,710,061	$149,574	9.04%	$5,032,346	$109,534	8.83%

Cash equivalents and investment securities	959,008	12,872	5.44%	538,600	6,856	5.16%

Total interest-earning assets	$7,669,069	$162,446	8.59%	$5,570,946	$116,390	8.47%

Interest-bearing liabilities:

Time deposits	$8,560,609	$109,963	5.21%	$7,422,836	$76,809	4.20%

Savings deposits	1,766,058	19,721	4.53%	1,579,925	13,876	3.56%

Senior Notes due 2009	166,530	3,350	8.05%	176,180	3,546	8.05%

LYONs	–	–	–	–	–	–

Junior Subordinated Debentures	103,093	2,320	9.00%	103,093	2,320	9.00%

Interest-bearing liabilities allocated to discontinued operations	(3,289,665)	(47,679)	5.88%	(4,267,319)	(54,685)	5.20%

Total interest-bearing liabilities	$7,306,625	$87,675	4.87%	$5,014,715	$41,866	3.39%

Net interest income		$74,771			$74,524

Percent of average interest-earning assets:

Interest income			8.59%			8.47%

Interest expense			4.64%			3.05%

Net interest margin			3.95%			5.42%

(1)	Average loan balances include non-accrual loan balances.

	Three Months Ended March 31, 2007 Compared to 2006

	Change Due To

(Thousands of dollars)	Volume(1)	Rate	Total

Cash equivalent and investment securities	$5,643	$373	$6,016

Commercial real estate loans	37,398	2,642	40,040

Total increase in interest income	43,041	3,015	46,056

Time deposits	(14,615)	(18,539)	(33,154)

Savings deposits	(2,078)	(3,767)	(5,845)

Senior Notes due 2009	196	–	196

Junior Subordinated Debentures	–	–	–

Interest-bearing liabilities allocated to discontinued operations	(14,170)	7,164	(7,006)

Total (increase) in interest expense	(30,667)	(15,142)	(45,809)

Increase / (decrease) in net interest income	$12,374	$(12,127)	$247

(1)	Changes in rate/volume are allocated to change in volume.

Non-Interest Expense
Total non-interest expense increased to $51.4 million during the first quarter of 2007 from $48.9 million for the first quarter of 2006. This increase was due to higher other non-interest expense primarily related to additional legal, professional and other outside services. Legal and professional fees increased during the period in part due to costs related to compliance with the Order, the sale of the commercial real estate

2007 QUARTERLY REPORT     32

lending business and related loan portfolio to iStar, the transaction with Gerald J. Ford and the potential sale of the Company’s sub-prime residential loan servicing platform and other assets.

Other non-interest expense categories for the first quarter ended March 31, 2007 and 2006 are summarized below.

	Three Months Ended
	March 31,

(Thousands of dollars)	2007	2006

Legal, professional and other outside services	$10,058	$5,138
Information technology	3,731	3,090
Printing, supplies and postage	635	1,309
Advertising and promotion	2,056	2,379
Auto and travel	1,177	1,020
Leasing and loan expense	440	242
Net real estate owned expenses	83	1,192
Telephone	733	654
All other	4,954	3,800

Total other expenses	$23,867	$18,824

Income Taxes
Income tax expense of $10.2 million and $9.6 million for the quarters ended March 31, 2007 and 2006, respectively, represent effective tax rates of 45.3% and 40.4%, respectively, on income from continuing operations before income taxes of $22.4 million and $24.0 million for the same respective periods. The effective tax rate for 2007 and 2006 is different than the Federal enacted tax rate of 35% due mainly to various apportioned state income tax provisions and for 2007, a $1.4 million adjustment to deferred taxes.

Discontinued Operations
As more fully described in Note 1 of Notes to Consolidated Financial Statements, in the first quarter of 2007, the Company decided to exit the residential real estate business and to sell substantially all of the assets related to such business. In accordance with accounting principles generally accepted in the United States, income after taxes from discontinued operations and the net loss on disposal of discontinued operations are reported in the consolidated statements of operations after income from continuing operations for all periods presented.

The loss from discontinued operations, net of income taxes, was $602.8 million for the first quarter of 2007, representing a $7.90 diluted loss per share, compared to income from discontinued operations, net of income taxes, of $17.3 million, or $0.23 diluted income per share for the first quarter of 2006. The Company recognized an income tax benefit of $79.7 million and an income tax expense of $11.9 million, for the first quarters of 2007 and 2006, respectively.

During the first quarter of 2007, the Company recorded a realized loss of $630.7 million related to the sale of $4.19 billion of residential real estate loans held for sale. Expense provisions related to the residential real estate valuation, repurchase and premium recapture reserves are included in this loss. In addition, the Company recognized a $38.8 million adjustment to write down the carrying value of the residential real estate held for sale assets to their estimated fair value less costs to sell.

During the first three months of 2007 and 2006, the Company recognized $129.9 million and $139.7 million, respectively, in interest income on the residential real estate loan portfolio.

During the first three months of 2007, the Company continued to service residential real estate loans, recognizing loan servicing income of $32.8 million, as compared to $21.3 million during the first three months of 2006. The Company was servicing on a to maturity basis $17.28 billion and $18.12 billion in principal balance of loans as of March 31, 2007 and December 31, 2006, respectively.

The loss from discontinued operations includes a $1.6 million charge for one time severance payments paid to employees of the residential real estate loan origination operations and related support staff. In addition, the Company recorded a $10.7 million charge for lease termination costs related to the Company’s residential

2007 QUARTERLY REPORT     33

real estate loan origination offices. For further information concerning the results of operations from the discontinued operations see Note 4 of Notes to Consolidated Financial Statements.

During the three months ended March 31, 2007, cash flows related to residential real estate loan originations and proceeds realized on the sale of such loans were $3.88 billion and $3.87 billion, respectively, and during the three months ended March 31, 2006, such cash flows were $8.54 billion and $7.26 billion, respectively. These amounts are included in cash flows from operating activities in the Company’s consolidated statements of cash flows.

Review of Financial Condition

Commercial Real Estate Loans Held for Sale
As more fully described in Note 1 of the Notes to Consolidated Financial Statements, on July 2, 2007 the Company completed the sale of its entire $6.27 billion commercial real estate loan portfolio to iStar, and received cash of $1.89 billion and a 70% participation interest of $4.21 billion in the loans sold. Due to the Company’s decision to sell the commercial real estate loan portfolio in the first quarter of 2007, the Company reclassified the portfolio from held for investment to held for sale. The following discussion is qualified in its entirety by such determination.

The Company’s commercial real estate loans held for sale before the carrying value adjustment/allowance for loan loss was approximately $6.46 billion at March 31, 2007, as compared to $6.49 billion at December 31, 2006. Commercial real estate loan participations to other financial institutions or investors were $576.5 million and $202.0 million as of March 31, 2007 and December 31, 2006, respectively.

The following table provides additional information related to the Company’s commercial real estate non-accrual loans, foreclosed assets, delinquencies, restructured loans on accrual status and accruing loans past due 90 days or more as of the dates indicated.

	March 31,	December 31,

(Thousands of dollars, except percents)	2007	2006

Non-accrual loans held for sale	$1,058,894	$1,110,965

Real estate owned / foreclosed assets	$299	$299

Accruing loans receivable past due 90 days or more	$–	$–

Restructured loans on accrual status	$–	$–

Delinquent loans 60 days past due or greater	$288,915	$98,747

Non-accrual loans to loans held for sale	16.40%	17.12%

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

Assets and Liabilities of Discontinued Operations

For additional information concerning the Company’s assets and liabilities related to its discontinued operations, see Note 4 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s commercial lending activities were financed primarily through deposit accounts offered by FIL and which are insured by the FDIC. FIL offers certificates of deposit and savings and money market deposit accounts (insured by the FDIC to the legal maximum) through its 22 branches in California. FIL minimizes the costs associated with its deposit operations by not offering traditional checking, safe deposit boxes, ATM

34     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

access and other traditional retail services. Deposits totaled $10.66 billion at March 31, 2007 and are summarized as to type as follows:

	Number of
(Thousands of dollars)	Accounts	Deposits

Savings and money market deposit accounts	39,414	$1,716,131
Certificates of deposit:
Retail	137,806	6,690,724
Brokered	N/M	2,254,419

Total deposits		$10,661,274

N/M = not meaningful

In the first quarter of 2007, additional financing was available to FIL through advances from the FHLB. FIL’s credit line with the FHLB had a maximum financing availability that was based on a percentage of FIL’s regulatory assets, to which the actual borrowing capacity was subject to collateralization and certain collateral sublimits and eligibility limitations. In March 2007, following the issuance of the Order and the Company’s exit from the residential real estate lending business, the FHLB limited FIL’s borrowing capacity to existing outstanding debt of $3.67 billion. By March 31, 2007, FIL had utilized $2.30 billion in proceeds from loan sales and $618.0 million in debt from a warehouse lending facility to reduce the outstanding FHLB debt to $800.0 million. As of June 30, 2007, outstanding FHLB debt was zero and all pledged collateral was released by the FHLB to FIL. FIL does not currently maintain pledged collateral with the FHLB.

In the first quarter of 2007, FIL pledged eligible commercial real estate loans to the Federal Reserve Bank of San Francisco under the Primary Credit program (the “Program”). There was no outstanding debt at any time during 2007 under the Program. In June 2007, in anticipation of the iStar Transaction, FIL removed all commercial real estate loans pledged as collateral under the Program. As of June 30, 2007, FIL did not maintain any pledged collateral with the Federal Reserve Bank. FIL does not currently maintain pledged collateral with the Federal Reserve Bank.

In the first quarter of 2007, in connection with the Company’s exit from the residential real estate lending business, FIL mutually terminated two of four existing warehouse financing lines and elected to allow one financing facility to expire. As of March 31, 2007, outstanding debt on the remaining warehouse facility was $618.1 million. On April 30, 2007 all outstanding debt on this facility was repaid. In June 2007, the remaining warehouse financing facility expired. As of June 30, 2007, FIL did not have any warehouse financing lines.

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

As of March 31 and June 30, 2007, the Company’s capital position was adversely impacted by the operating losses as further described above. Due to these losses, the potential impact of ongoing restructuring efforts on earnings, the adverse market conditions described above and the terms of the Order, the Company has limited access to capital at this time. The Company has submitted a capital plan to the FDIC as required by the Order.

During 2006 and 2005, FIL had transferred by dividend certain of its residual interests in securitized loans to FGCC. The residual interests at FGCC as of March 31, 2007, had an estimated fair value of $17.7 million. The purpose of these dividends was to create an additional source of cash flow to Fremont General to the extent of cash received from the residual interests.

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

2007 QUARTERLY REPORT     35

Fremont General has cash and cash equivalents of $62.9 million as of March 31, 2007 and no debt maturities until March of 2009.

OFF-BALANCE SHEET ACTIVITIES
Prior to 2007, the Company securitized a certain amount of its residential real estate loans. Securitization was a process of transforming the loans into securities sold to investors. The loans were first sold to a special purpose corporation, which then transferred them to a qualifying special-purpose entity (a “QSPE”) which was legally isolated from the Company. The QSPE, in turn, issued interest-bearing securities, commonly known as asset-backed securities, that were secured by the future cash flows to be derived from the securitized loans. The QSPE used the proceeds from the issuance of the securities to pay the purchase price of the securitized loans.

The investors and the QSPEs do not have any recourse to the Company if the cash flows generated by the securitized loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, the Company removed from its balance sheet the carrying value of the loans securitized and added to its balance sheet the estimated fair value of the assets obtained in consideration for the loans which generally included the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights.

FORWARD LOOKING STATEMENTS
This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and the currently reported results are based upon our current expectations and beliefs concerning future developments and their potential effects upon us. These statements and our results reported herein are not guarantees of future performance or results and there can be no assurance that actual developments and economic performance will be as anticipated by us. Actual developments and/or results may differ significantly and adversely from our expected or currently reported results as a result of significant risks, uncertainties and factors, often beyond our control (as well as the various assumptions utilized in determining our expectations), and which include, but are not limited to, the following:

•	the impact of the Company’s withdrawal from the sub-prime residential real estate mortgage loan origination business;

•	the impact of the sale of FIL’s commercial real estate lending business and related loan portfolio;

•	the uncertainty of the closing of an investment in FIL or Fremont General by an entity controlled by Gerald J. Ford and the ability of the Company to enter into any alternative transactions;

•	the ability of the Company to enter into new lending businesses;

•	the variability of general and specific economic conditions and trends, and changes in, and the level of, interest rates;

•	the impact of competition and pricing environments on deposit products;

•	the ability to access the necessary capital resources in a cost-effective manner to fund our operations;

•	our ability to sell our existing residential real estate loans held for sale and the prices obtained for such loans;

•	our ability to realize the full principal amount of the participation interest in the commercial real estate loan portfolio sold to iStar;

•	the impact of changes in the commercial real estate markets, in particular the housing market, and changes in the fair values of our assets and loans, including the value of the underlying real estate collateral;

•	the ability to service, collect and realize the amounts outstanding, and the timing thereof, of loans and foreclosed real estate;

2007 QUARTERLY REPORT     36

•	the ability to appropriately estimate an adequate level for the valuation reserve for loans held for sale, the loan repurchase reserve and the premium recapture reserve, as well as the fair value of the retained mortgage servicing rights and residual interests in securitizations;

•	changes in various economic and other factors which influence the timing and ultimate realization of the cash flows supporting our estimate of fair value for our residual interests in securitized loans and mortgage servicing rights;

•	the effect of certain determinations or actions taken by, or the inability to secure regulatory approvals from, the Federal Deposit Insurance Corporation, the Department of Financial Institutions of the State of California or other regulatory bodies on various matters;

•	the impact of the Order on the Company’s ability to conduct its business;

•	our ability to maintain cash flow, including at the Fremont General level, sufficient for us to meet our debt service and other obligations;

•	the ability to maintain effective compliance with laws and regulations and control expenses;

•	the impact and cost of adverse state and federal legislation and regulations, litigation, court decisions and changes in the judicial or regulatory climate;

•	the impact of changes in federal and state tax laws and interpretations, including tax rate changes, and the effect of any adverse outcomes from the resolution of issues with taxing authorities;

•	the ability to maintain an effective system of internal and financial disclosure controls, and to identify and remediate any control deficiencies, under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and

•	other events, risks and uncertainties discussed elsewhere in this Form 10-Q and from time to time in our other reports, press releases and filings with the Securities and Exchange Commission.

We undertake no obligation to publicly update such forward-looking statements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

MARKET RISK
The Company is subject to market risk resulting primarily from the impact of fluctuations in interest rates upon balance sheet financial instruments such as loans, residual interests, mortgage servicing rights, debt and derivatives. Changes in interest rates can affect loan interest income, gains or losses on the sale of residential real estate loans, interest expense, net investment income and total stockholders’ equity. The level of gain or loss on the sale of residential real estate loans is highly dependent upon the premium paid by the purchasers of such loans. Each of these factors, in turn, are highly dependent upon changes in, and the level of, interest rates and other economic factors. The Company may experience a decrease in the amount of gain it realizes should significant interest rate volatility occur or if other economic factors have a negative impact on the value of the loans. The objective of the asset and liability management activities is to provide an acceptable level of net interest and investment income and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk. There is no exposure to foreign currency or commodity price risk.

The Company is subject to interest rate risk resulting from differences between the rates on, and repricing characteristics of, interest-earning loans held for sale and the rates on, and repricing characteristics of, interest-bearing liabilities used to finance these loans such as deposits and debt. Interest rate gaps may arise when assets are funded with liabilities having different repricing intervals or different market indices to which the instruments’ interest rate is tied and to this degree, earnings will be sensitive to interest rate changes. Additionally, interest rate gaps could develop between the market rate and the interest rate on loans in the loan portfolio, which could result in borrowers’ prepaying their loan obligations. The Company attempts to match the characteristics of interest rate sensitive assets and liabilities to minimize the effect of fluctuations in interest rates. For the Company’s financial instruments, the expected maturity date does not necessarily reflect the net market risk exposure because certain instruments are subject to interest rate changes before expected maturity.

37     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

The Company is reliant upon the secondary mortgage market for execution of its whole loan sales of residential real estate loans. While the Company strives to maintain adequate levels of liquidity support and capital to withstand certain disruptions in the secondary mortgage market, a significant disruption or change in the level of demand could lead to reduced gains (or higher losses) on sale and a corresponding decrease in revenue and earnings. A deterioration in performance of the residential real estate loans after being sold in whole loan sales could adversely impact the availability and pricing of such future transactions.

Quantitative and qualitative disclosures about the Company’s market risk are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4. Controls And Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of March 31, 2007, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The management of Fremont General is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all error and all fraud. All internal control systems, regardless of how well designed and operated, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation.

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

The Company’s management concluded that material weaknesses existed in its internal control over financial reporting as of March 31, 2007. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Annual Report”) under Item 9A “Controls and Procedures,” the following two material weaknesses were identified:

As of March 31, 2007 and December 31, 2006, we did not maintain effective operation of internal control over the application of accounting principles generally accepted in the United States of America, resulting in material adjustments to the Company’s preliminary annual consolidated financial statements for the year ended December 31, 2006. Specifically, the Company misapplied the application of subsequent event accounting literature to its residential real estate loans held for sale, residual interests in securitized assets, and repurchase reserves as of December 31, 2006. This misapplication resulted in a net understatement of loss on sale in the preliminary consolidated financial statements of approximately $34.8 million and a net understatement of impairment of retained residual interests of approximately $25.6 million. These adjustments are properly reflected in the Company’s consolidated financial statements in its 2006 Annual Report. The adjustments are properly included in the Company’s consolidated financial statements in its Quarterly Report on Form 10-Q for the three months ended March 31, 2007 (“2007 Form 10-Q”).

As of March 31, 2007 and December 31, 2006, we did not maintain effective monitoring controls over the Company’s commercial real estate business. Specifically, the following deficiencies were noted:

•	The grading of some commercial loans were not consistent with the Company’s loan grading guidelines; and

•	the valuation methodology used for collateral dependant loans was inappropriate.

As a result, there was an understatement of the allowance for loan loss in the preliminary consolidated financial statements as of December 31, 2006 of approximately $35.7 million. This adjustment to the

38     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

allowance for loan loss is properly reflected in the Company’s consolidated financial statements in its 2006 Annual Report.

The Company believes that its consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2007 fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of, and for, the periods presented.

REMEDIATION OF MATERIAL WEAKNESSES
As more fully described in the Company’s 2006 Annual Report, Part I Item 1 — Business, on July 2, 2007, the Company completed the sale of its commercial real estate lending business and related $6.27 billion loan portfolio to iStar. The material weakness as of March 31, 2007 and December 31, 2006 related to monitoring controls was isolated to the commercial real estate business. The Company has discussed this material weakness with Squar, Milner, Peterson, Miranda & Williamson, LLP, the Company’s independent registered public accounting firm, and as of the filing date of this report the Company has concluded that this material weakness has been fully remediated by the sale of its commercial real estate lending business and related $6.27 billion loan portfolio in the third quarter of 2007.

The Company has also fully remediated the material weakness related to the misapplication of subsequent event accounting literature, as management increased training and education related to proper accounting treatment for subsequent events. This was completed in the third quarter of 2007.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Except as otherwise discussed herein, there have been no changes in the Company’s internal controls over financial reporting that have occurred since the beginning of the first fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

2007 QUARTERLY REPORT     39

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

40     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

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

41     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

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

42     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

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

Item 1A. Risk Factors

We included a discussion of our Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006. There has been no material change in such risks during the three months ended March 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	(a) Total Number	(b) Average	Purchased as Part	Shares (or Units)
	of Shares	Price Paid	of Publicly	that May Yet Be
	(or Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)(2)	or Programs	Plans or Programs(3)
JANUARY 1-31, 2007	787,763	$16.21	787,763
FEBRUARY 1-28, 2007	1,260	$12.88	1,260
MARCH 1-31, 2007	1,559	$9.03	1,559
TOTAL	790,582	$16.19	790,582	1,524,389

(1)	Shares of common stock acquired by the Company through purchases of shares under certain employee benefit plans at fair value.

(2)	The average price per share was $16.19 for the three months ended March 31, 2007.

(3)	A repurchase program for four million shares was announced to the public on February 27, 2003, and a repurchase program for an additional four million shares was announced to the public on May 19, 2005.

43     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of May 21, 2007, between Fremont Investment & Loan and iStar Financial Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007, Commission File Number 001-08007)
3.1	Restated Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 1998, Commission File Number 001-08007)
3.2	Certificate of Amendment of Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 001-08007)
3.3(a)	Amended and Restated By-Laws of Fremont General Corporation. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
3.3(b)	Fremont General Corporation Bylaw Amendment Adopted by the Board of Directors on November 20, 2003. (Incorporated by reference to Exhibit 3.3(b) to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2003, Commission File Number 001-08007)
3.3(c)	Fremont General Corporation Bylaw Amendment Adopted by the Board of Directors on March 16, 2004. (Incorporated by reference to Exhibit 3.3(c) to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2004, Commission File Number 001-08007)
4.1	Form of Stock Certificate for Common Stock of the Registrant. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 001-08007)
4.2	Indenture with respect to the 9% Junior Subordinated Debentures among the Registrant, the Trust and Bank of New York (originated with First Interstate Bank of California), a New York Banking Corporation, as trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
4.3	Amended and Restated Declaration of Trust with respect to the 9% Trust Originated Preferred Securities among the Registrant, the Regular Trustees, Bank of New York, a Delaware banking corporation, as Delaware trustee, and Bank of New York, N.A., a national banking association, as Institutional Trustee. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
4.4	Preferred Securities Guarantee Agreement between the Registrant and Bank of New York, N.A., a national banking association, as Preferred Guarantee Trustee. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
4.5	Common Securities Guarantee Agreement by the Registrant. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
4.6	Form of Preferred Securities. (Included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
4.7	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on May 18, 2006, Registration Number 333-134236)
4.8	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on May 18, 2006, Registration Number 333-134236)
4.9	Investment Agreement, dated as of May 21, 2007, by and among the Registrant, Fremont Investment & Loan and Hunter’s Glen/Ford, Ltd. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007, Commission File Number 001-08007)
4.10	Form of Exchange and Shareholder Rights Agreement. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007, Commission File Number 001-08007)
4.11	Form of Warrant. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007, Commission File Number 001-08007)
4.12	Form of Certificate of Determination. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007, Commission File Number 001-08007)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2007 QUARTERLY REPORT     44

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREMONT GENERAL CORPORATION

Date: October 8, 2007
/s/  Louis J. Rampino

Louis J. Rampino
President and Chief Executive Officer

Date: October 8, 2007
/s/  Ronald J. Nicolas, Jr.

Ronald J. Nicolas, Jr.
Senior Vice President, Chief Financial Officer,
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

2007 QUARTERLY REPORT     S-1