Form 10-Q
period 2007-06-30
FREMONT GENERAL CORP
filed 2007-10-17
CIK 38984

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

(Mark One)
 ☑ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007
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

Item 1. Financial Statements

Fremont General Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,

(Thousands of dollars, except share data)	2007	2006
	(Unaudited)

ASSETS
Cash and cash equivalents	$3,226,354	$761,642
Investment securities classified as available-for-sale at fair value	548	633
Federal Home Loan Bank stock at cost	25,000	111,860
Loans held for investment – net	2,272	6,257,306
Commercial real estate loans held for sale – net	5,985,233	–
Accrued interest receivable	40,381	53,497
Real estate owned – net	65,834	299
Premises and equipment – net	28,787	67,859
Deferred income taxes – net	12,504	52,576
Other assets	334,860	268,932
Assets of discontinued operations held for sale	955,313	5,315,920

TOTAL ASSETS	$10,677,086	$12,890,524

LIABILITIES
Deposits:
Savings accounts	$1,261,829	$1,101,137
Money market deposit accounts	415,611	586,158
Certificates of deposit	8,003,705	8,302,493

	9,681,145	9,989,788
Senior Notes due 2009	166,039	165,895
Junior Subordinated Debentures	103,093	103,093
Other liabilities	169,643	210,586
Liabilities of discontinued operations held for sale	275,226	1,307,205

TOTAL LIABILITIES	10,395,146	11,776,567
Commitments and contingencies	–	–
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share – Authorized: 2,000,000 shares; none issued	–	–
Common stock, par value $1 per share – Authorized: 150,000,000 shares; issued and outstanding: (2007 – 79,990,000 and 2006 – 79,074,000)	77,298	75,983
Additional paid-in capital	345,233	324,064
Retained earnings	(130,381)	728,766
Deferred compensation	(12,181)	(20,694)
Accumulated other comprehensive income	1,971	5,838

TOTAL STOCKHOLDERS’ EQUITY	281,940	1,113,957

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,677,086	$12,890,524

The accompanying notes are an integral part of these statements.

2007 QUARTERLY REPORT     3

Fremont General Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(Thousands of dollars, except per share data)	2007	2006	2007	2006

INTEREST INCOME:
Interest and fee income on loans:
Commercial	$141,670	$126,526	$291,244	$236,060
Other	153	(86)	192	1

	141,823	126,440	291,436	236,061
Interest income – other	27,699	7,185	40,532	13,954

	169,522	133,625	331,968	250,015
INTEREST EXPENSE:
Deposits	96,001	47,654	178,006	83,654
Senior Notes	3,350	3,464	6,700	7,010
Junior Subordinated Debentures	2,319	2,319	4,639	4,639

	101,670	53,437	189,345	95,303
Net interest income	67,852	80,188	142,623	154,712
Provision for loan losses	(39)	11,706	182	15,601

Net interest income after provision for loan losses	67,891	68,482	142,441	139,111
Other non-interest income	2,223	4,083	1,456	6,304

	70,114	72,565	143,897	145,415
NON-INTEREST EXPENSE:
Compensation and related	52,755	25,761	74,457	52,401
Occupancy	4,079	3,426	9,885	6,849
Other	32,824	10,701	56,691	29,525

	89,658	39,888	141,033	88,775
INCOME (LOSS) BEFORE INCOME TAXES	(19,544)	32,677	2,864	56,640
Income tax expense (benefit)	(7,399)	12,996	2,780	22,607

Income (loss) from continuing operations	(12,145)	19,681	84	34,033
Income (loss) from discontinued operations, net of income taxes of $(3,181) and $21,265, and $(82,876) and $33,115 for the three and six months ended June 30, 2007 and 2006, respectively	(253,038)	32,243	(855,878)	49,578

Net income (loss)	$(265,183)	$51,924	$(855,794)	83,611

EARNINGS PER SHARE:
Basic:
Income (loss) from continuing operations	$(0.16)	$0.26	$0.00	$0.46
Income (loss) from discontinued operations, net of income taxes	(3.29)	0.44	(11.26)	0.67

Net income (loss)	$(3.45)	$0.70	$(11.26)	$1.13

Diluted:
Income (loss) from continuing operations	$(0.16)	$0.26	$0.00	$0.45
Income (loss) from discontinued operations, net of income taxes	(3.29)	0.42	(11.10)	0.65

Net income (loss)	$(3.45)	$0.68	$(11.10)	$1.10

Cash Dividends Declared per Common Share	$–	$0.11	$–	$0.22

The accompanying notes are an integral part of these statements.

4     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

Fremont General Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock					Accumulated
	Number of		Additional			Other
	Outstanding		Paid-in	Retained	Deferred	Comprehensive
(in thousands, except per share amounts)	Shares	Amount	Capital	Earnings	Compensation	Income	Total

Balance at December 31, 2005	77,497	$77,497	$341,800	$966,112	$(43,357)	$14,754	$1,356,806
Net income	–	–	–	83,611	–	–	83,611
Cash dividends declared – $0.22 per share	–	–	–	(17,084)	–	–	(17,084)
Reclassification of deferred compensation for restricted stock	–	(1,485)	(19,417)	–	20,902	–	–
Retirement of common stock	(18)	(35)	35	–	–	–	–
Shares issued, acquired or allocated for employee benefit plans	389	–	(862)	–	(20,780)	–	(21,642)
Amortization of restricted stock	–	–	7,386	–	–	–	7,386
Shares allocated to ESOP	–	–	(1,370)	–	24,315	–	22,945
Change in cost of common stock							–
held in trust	–	–	–	–	(2,376)	–	(2,376)
Net change in unrealized gain on							–
investments and residual interests,							–
net of deferred taxes	–	–	–	–	–	4,921	4,921
Excess tax benefits relating to share-based							–
payments	–	–	2,050	–	–	–	2,050
Other adjustments	–	–	(347)	–	347	–	–

Balance at June 30, 2006	77,868	$75,977	$329,275	$1,032,639	$(20,949)	$19,675	$1,436,617

Balance at December 31, 2006	79,074	$75,983	$324,064	$728,766	$(20,694)	$5,838	$1,113,957
Net loss	–	–	–	(855,794)	–	–	(855,794)
Cash dividends adjustment	–	–	–	34	–	–	34
Adoption of FIN No. 48	–	–	–	(3,387)	–	–	(3,387)
Retirement of common stock	(389)	(100)	100	–	–	–	–
Restricted stock vested	–	130	14,656	–	–	–	14,786
Shares issued, acquired or allocated for employee benefit plans	20	–	(2,920)	–	(4,983)	–	(7,903)
Amortization of restricted stock	–	–	2,195	–	–	–	2,195
Shares allocated to ESOP	1,285	1,285	8,249	–	3,334	–	12,868
Change in cost of common stock held in trust	–	–	–	–	9,051	–	9,051
Net change in unrealized gain on investments and residual interests, net of deferred taxes	–	–	–	–	–	(3,867)	(3,867)
GSOP fair value adjustment	–	–	(1,111)	–	1,111	–	–

Balance at June 30, 2007	79,990	$77,298	$345,233	$(130,381)	$(12,181)	$1,971	$281,940

The accompanying notes are an integral part of these statements.

2007 QUARTERLY REPORT     5

Fremont General Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30,

(Thousands of dollars)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(855,794)	$83,611
Less: income (loss) from discontinued operations	(855,878)	49,578

Income from continuing operations	84	34,033
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Provision for loan losses	182	15,601
Provision for deferred income taxes	(10,614)	9,386
Depreciation and amortization	14,007	319
Compensation expense related to deferred compensation plans	4,063	6,109
Change in accrued interest	22,583	(20,016)
Change in other assets	(219,359)	13,814
Change in accounts payable and other liabilities	(48,853)	(34,901)
Originations and advances funded for commercial real estate loans held for sale	(1,664,535)	–
Payments received from and sales of commercial real estate loans held for sale	1,879,131	–

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES – CONTINUING OPERATIONS	(23,311)	24,345
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES – DISCONTINUED OPERATIONS	3,744,709	(595,079)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,721,398	(570,734)

CASH FLOWS FROM INVESTING ACTIVITIES
Originations of loans held for investment	–	(1,943,078)
Payments received from and sales of loans held for investment	–	1,038,919
Investment securities available for sale:
Purchases	–	–
Maturities or repayments	188	127
Net purchases of FHLB stock	86,860	(75,482)
Purchases of premises and equipment	(5,092)	(10,736)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES – CONTINUING OPERATIONS	81,956	(990,250)
NET CASH PROVIDED BY INVESTING ACTIVITIES – DISCONTINUED OPERATIONS	53,394	96,228

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	135,350	(894,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits accepted, net of repayments	(308,643)	960,964
Extinguishment of Senior Notes and LYONs	–	(5,933)
Dividends paid	(9,489)	(16,269)
Excess tax benefits related to share-based payments	–	2,050
Purchase of Company common stock for deferred compensation plans	(13,904)	(33,403)

NET CASH PROVIDED BY (USED IN) BY FINANCING ACTIVITIES – CONTINUING OPERATIONS	(332,036)	907,409
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES – DISCONTINUED OPERATIONS	(1,060,000)	356,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,392,036)	1,263,409

Increase (decrease) in cash and cash equivalents	2,464,712	(201,347)
Cash and cash equivalents at beginning of period	761,642	768,643

Cash and cash equivalents at end of period	$3,226,354	$567,296

The accompanying notes are an integral part of these statements.

6     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

Fremont General Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(Thousands of dollars)	2007	2006	2007	2006

Net income (loss)	$(265,183)	$51,924	$(855,794)	$83,611

Other comprehensive income (loss):

Net change in unrealized gains (losses) during the period:

Residual interests in securitized loans	(4,847)	11,399	(6,408)	6,033

Investment securities	(1)	92	(2)	2,058

	(4,848)	11,491	(6,410)	8,091

Less income tax expense (benefit)	(1,923)	4,542	(2,543)	3,170

Other comprehensive income (loss)	(2,925)	6,949	(3,867)	4,921

Total comprehensive income (loss)	$(268,108)	$58,873	$(859,661)	$88,532

2007 QUARTERLY REPORT     7

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 — BASIS OF PRESENTATION
Overview
Fremont General Corporation (“Fremont General” or when combined with its subsidiaries, (the “Company”) is a financial services holding company. Fremont General’s financial services operations are consolidated within Fremont General Credit Corporation (“FGCC”), through its California industrial bank subsidiary, Fremont Investment & Loan (“FIL”). FIL offers certificates of deposit and savings and money market deposit accounts through its 22 retail banking branches in California. FIL’s deposit accounts are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation (“FDIC”). During the six month period ended June 30, 2007, the Company was engaged in the commercial and residential (consumer) real estate lending businesses on a nationwide basis.

Concurrently with the filing of this report, the Company is filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. We urge you to read these reports, which can be obtained from Fremont General’s website at www.fremontgeneral.com, or the SEC’s website at www.sec.gov, or by contacting our Investor Relations Department at 310/315-5500 or by sending an email message to invrel@fmt.com.

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

During the second quarter of 2007, the Company recorded provisions of $124.4 million and $125.9 million to its valuation and repurchase reserves, respectively, and $517.7 million and $256.6 million, respectively, during the six months ended June 30, 2007. For further information concerning the changes to these reserves see Note 4.

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

Residential Real Estate Transactions.  On March 21, 2007, the Company announced that FIL had entered into whole loan sale agreements to sell approximately $4 billion of its sub-prime residential real estate loans. On April 16, 2007, the Company announced that FIL had entered into an agreement to sell another $2.9 billion of sub-prime residential real estate loans, which represented the majority of the Company’s sub-prime residential loans held for sale that had not yet been sold. The Company is in discussions with various

8     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

parties with respect to the sale of the Company’s sub-prime residential loan servicing platform and other assets. There can be no assurances that the Company will be able to enter into any transaction with respect to such business. In addition, given the significant market challenges that currently exist in the residential real estate sector, even if such transactions are completed, there can be no assurances that the consideration received in such sales will provide substantial benefit to the Company’s operating results or financial position.

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

2007 QUARTERLY REPORT     9

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

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for the fair presentation of the interim financial statements have been included. See Note 4 for additional information concerning the results of the Company’s discontinued operations and Note 7 for information concerning exit costs related to the disposal of the Company’s commercial real estate lending business and related loan portfolio. The operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

10     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

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

NOTE 3 — CASH AND CASH EQUIVALENTS
From December 31, 2006 to June 30, 2007, the Company increased its total cash and cash equivalents by approximately $2.46 billion. This increase was funded by a growth in deposits and debt financing during the first six months of 2007. The normal deployment of increased deposits and debt to fund new loan growth was curtailed due to the decision to exit the sub-prime loan origination business during the first quarter of 2007 coupled with the ongoing sale of residential real estate mortgage loans held for sale during the first six months of 2007.

Cash and cash equivalents are summarized in the following table as of the dates indicated:

	June 30,	December 31,
(Thousands of dollars)	2007	2006

Cash on hand	$256	$248

Deposits in other financial institutions	59,806	118,228

Short-term money market funds	25,084	46,971

FHLB shareholder transaction account	350,169	397,548

Federal Reserve account	11,874	2,078

Federal funds sold	243,633	–

U.S. Government Agency money market fund	2,189,927	169,545

Short-term commercial paper	345,605	27,024

Total cash and cash equivalents	$3,226,354	$761,642

2007 QUARTERLY REPORT     11

The FHLB shareholder transaction account represents a short-term interest-bearing account with the Federal Home Loan Bank of San Francisco. The Company’s commercial paper holdings have ratings of A1 / P1 or better. The short-term money market funds have AAA / Aaa money market fund ratings. As of June 30, 2007, $1.3 million in deposits in other financial institutions were restricted. No other cash and cash equivalents were restricted as of June 30, 2007 and December 31, 2006.

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

Assets and Liabilities of Discontinued Operations

The major classifications of assets and liabilities of the Company’s discontinued operations are summarized as follows as of the dates indicated:

	June 30,	December 31,
(Thousands of dollars)	2007	2006

Residential real estate loans held for sale – net	$529,101	$4,949,747

Servicing advances	263,100	92,175

Mortgage servicing rights – net	62,770	101,172

Residual interests in securitized loans at fair value	34,932	85,468

REO	20,013	12,790

Investment securities classified as available-for-sale	15,803	21,282

Loans receivable	10,367	8,568

Accrued interest receivable	9,105	18,572

Other assets	10,122	26,146

Total assets to be sold	$955,313	$5,315,920

Loan repurchase reserve	$214,638	$140,923

Premium repurchase reserve	436	6,878

Premium recapture reserve	–	1,564

Federal Home Loan Bank advances	–	1,060,000

Other liabilities	60,152	97,840

Total liabilities	$275,226	$1,307,205

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

Residential Real Estate Loans Held For Sale	June 30,	December 31,
(Thousands of dollars)	2007	2006

Loan principal balance:

First trust deeds	$851,660	$4,843,547

Second trust deeds	154,266	345,845

	1,005,926	5,189,392

Net deferred direct origination costs	5,013	38,940

	1,010,939	5,228,332

Valuation reserve	(481,838)	(278,585)

Loans held for sale – net	$529,101	$4,949,747

Loans held for sale on non-accrual status	$146,548	$64,652

Valuation Reserve	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2007	2006	2007	2006
Beginning balance	$683,397	$48,719	$278,585	$32,753
Provision	124,420	29,946	517,663	47,280
Discounted sales	(416,602)	(32,110)	(471,026)	(49,488)
Charge-offs	(5,080)	(3,172)	(12,952)	(4,870)
Transfer from repurchase reserve	95,703	31,050	169,568	48,758

Ending balance	$481,838	$74,433	$481,838	$74,433

Loan Repurchase Reserve:  As the residential real estate loans held for sale are sold, the Company makes standard industry representations and warranties about the loans. The Company may have to subsequently repurchase certain loans due to defects that occurred in the origination of the loans. During the second quarters of 2007 and 2006, the Company repurchased a total of $330.6 million and $159.9 million in loans, respectively. During the first six months of 2007 and 2006, the Company repurchased a total of $652.8 million and $238.6 million in loans, respectively. The following table summarizes the activity in the repurchase reserve within discontinued operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2007	2006	2007	2006
Beginning balance	$190,209	$23,337	$140,923	$14,556
Provision	125,852	79,750	256,589	110,295
Charge-offs for loan repricing	(5,720)	(14,451)	(13,306)	(18,507)
Transfer to valuation reserve	(95,703)	(31,050)	(169,568)	(48,758)

Ending balance	$214,638	$57,586	$214,638	$57,586

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2007	2006	2007	2006
Beginning balance	$2,255	$2,937	$8,442	$4,259
Provision for premium recapture on repurchased loans	(8,596)	7,462	(8,542)	9,771
Provision for standard premium recapture	(340)	7,207	(568)	7,629
Refunds	7,117	(6,945)	1,104	(10,998)

Ending balance	$436	$10,661	$436	$10,661

13     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

Mortgage Servicing Rights:  The following table summarizes the activity in the Company’s mortgage servicing rights asset within discontinued operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2007	2006	2007	2006
Beginning balance	$95,746	$45,337	$101,677	$46,022
Additions (sales)	(5,072)	26,261	5,495	33,620
Amortization	(15,169)	(8,859)	(31,667)	(16,903)

Ending balance before valuation allowance	75,505	62,739	75,505	62,739
Valuation allowance:
Beginning balance	(2,979)	–	(505)	–
Provision for temporary impairment	(9,756)	–	(12,230)	–

Ending balance	(12,735)	–	(12,735)	–

Mortgage servicing rights – net	$62,770	$62,739	$62,770	$62,739

Estimated fair value	$82,133	$68,329	$82,133	$68,329

The key economic assumptions used in subsequently measuring the fair value of the Company’s MSRs as of the dates indicated are as follows:

	June 30,	December 31,
	2007	2006
Weighted-average life (years)	1.5	1.4
Weighted-average annual prepayment speed	24.5%	38.8%
Weighted-average annual discount rate	19.7%	19.6%

Residual Interests in Securitized Loans: The following table summarizes the activity of the Company’s retained residual interests within discontinued operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2007	2006	2007	2006
Beginning balance at fair value	$60,773	$90,236	$85,468	$170,723
Additions (sales)	–	12,584	–	(64,636)
Interest accretion	7,999	15,950	14,225	32,759
Cash received	(24,034)	(16,882)	(53,394)	(31,592)
Change in unrealized losses	(4,848)	11,399	(6,409)	6,033
Other-than-temporary impairment	(4,958)	(5,752)	(4,958)	(5,752)

Ending balance at fair value	$34,932	$107,535	$34,932	$107,535

The following table summarizes delinquencies and credit losses for the loans underlying the Company’s outstanding securitization transactions as of the dates indicated:

	June 30,	December 31,
(Thousands of dollars)	2007	2006
Original principal amount of loans securitized	$17,536,329	$17,536,329
Current principal amount of loans securitized	$9,348,984	$10,938,440
Current delinquent principal amount (over 60 days)	$1,681,600	$1,142,794
Inception to date credit losses (net of recoveries)	$157,201	$53,241

Key economic assumptions used in subsequently measuring the fair value of the Company’s residual interests as of the dates indicated are as follows:

	June 30,	December 31,
	2007	2006

Weighted-average life (years)	2.0	2.5
Weighted-average annual prepayment speed	25.0%	25.0%
Weighted-average lifetime credit losses	5.5%	5.5%
Weighted-average annual discount rate	31.4%	24.0%

2007 QUARTERLY REPORT     14

Operating Results of Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2007	2006	2007	2006
Interest income	$64,598	$183,982	$200,702	$340,462
Non-interest income	(249,406)	18,507	(868,266)	17,620

Revenues from discontinued operations	$(184,808)	$202,489	$(667,564)	$358,082

Income (loss) on sale of discontinued operations	$(246,283)	$8,374	$(876,975)	(6,802)
Interest income	64,598	183,982	200,702	340,462
Interest expense	(43,495)	(98,807)	(131,004)	(175,820)
Provision for loan loss	(2)	(1)	(15)	13
Loan servicing income	30,831	23,482	63,667	44,831
Mortgage servicing rights amortization and impairment provision	(24,986)	(8,859)	(47,097)	(16,903)
Impairment on residual assets	(10,331)	(5,752)	(10,331)	(5,752)
Other non-interest income	1,363	1,262	2,470	2,246
Compensation and related	(18,582)	(31,487)	(69,403)	(64,257)
Occupancy	(2,407)	(4,749)	(14,846)	(8,956)
Other non-interest expense	(6,925)	(13,937)	(55,922)	(26,369)

Income (loss) from discontinued operations	$(256,219)	$53,508	$(938,754)	$82,693
Income tax (expense) benefit	3,181	(21,265)	82,876	(33,115)

Income (loss) from discontinued operations, net of income taxes	$(253,038)	$32,243	$(855,878)	$49,578

The loss from discontinued operations, net of income taxes, was $253.0 million for the second quarter of 2007, representing a $3.29 diluted loss per share, compared to income from discontinued operations, net of income taxes, of $32.2 million, or $0.42 diluted income per share for the second quarter of 2006. During the first six months of 2007, the loss from discontinued operations, net of income taxes, was $855.9 million, representing a $11.10 diluted loss per share, compared to income from discontinued operations, net of income taxes, of $49.6 million, or $0.65 diluted income per share for the comparable period in 2006.

During the second quarter of 2007, the Company recorded a realized loss of $246.3 million related to the sale of $4.32 billion of residential real estate loans held for sale. During the six months ended June 30, 2007, the Company recognized a loss of $877.0 million related to the sale of $8.51 billion of residential real estate loans held for sale. Expense provisions related to the residential real estate loan valuation, repurchase and premium recapture reserves are included in these losses. In addition, during the first six months of 2007, the Company recognized a $38.8 million adjustment to write down the carrying value of the residential real estate held for sale assets to their estimated fair value less costs to sell.

During the second quarters of 2007 and 2006, the Company recognized $56.6 million and $133.8 million, respectively, in interest income on the residential real estate loan portfolio. During the six months ended June 30, 2007 and 2006, the Company recognized $186.5 million and $273.5 million, respectively, in interest income on the residential real estate loan portfolio.

During the second quarter of 2007, the Company continued to service residential real estate loans, recognizing loan servicing income of $30.8 million as compared to $23.5 million during the second quarter of 2006. During the six months ended June 30, 2007 and 2006, the Company recognized $63.7 million and $44.8 million, respectively, in loan servicing income. The Company was servicing on a to maturity basis $18.83 billion and $18.12 billion in principal balance of loans as of June 30, 2007 and December 31, 2006, respectively.

The loss from discontinued operations for the six months ended June 30, 2007 includes a $5.3 million charge for one time severance payments paid to employees of the residential real estate loan origination operations and related support staff. In addition, the Company recorded a $10.7 million charge for lease termination costs related to the Company’s residential real estate loan origination offices.

During the six months ended June 30, 2007, cash flows related to residential real estate loan originations and proceeds realized on the sale of such loans were $3.89 billion and $7.86 billion, respectively, and during the six

2007 QUARTERLY REPORT     15

months ended June 30, 2006, such cash flows were $18.08 billion and $17.15 billion, respectively. These amounts are included in cash flows from operating activities in the Company’s consolidated statements of cash flows.

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

The following table further details the net commercial real estate loans that were classified as held for sale as of June 30, 2007 and held for investment as of December 31, 2006.

(Thousands of dollars)	June 30,	December 31,

	2007	2006

Loans outstanding	$6,905,677	$6,749,316
Participations sold	(642,509)	(202,014)

Loans outstanding, net of participations sold	6,263,168	6,547,302
Unamortized deferred origination fees and costs	(45,470)	(59,804)

Loans outstanding	6,217,698	6,487,498
Carrying value adjustment/allowance for loan loss	(232,465)	(230,398)

Loans held for sale – net	$5,985,233	$6,257,100

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

(Thousands of dollars)	June 30,	December 31,

	2007	2006

Non-accrual commercial real estate loans held for sale	$946,662	$1,110,965

Restructured commercial real estate loans on accrual basis	$–	$–

NOTE 6 —	REAL ESTATE OWNED
The Company’s real estate owned (“REO”) consists of property acquired through or in lieu of foreclosure on loans secured by real estate. REO is reported in the financial statements at the lower of cost or estimated realizable value (net of estimated costs to sell). REO consisted of the following as of the dates indicated.

(Thousands of dollars)	June 30,	December 31,

	2007	2006

Commercial real estate	$65,897	$299
Valuation reserve	(63)	–

Real estate owned – net	$65,834	$299

16     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE 7 —	EXIT AND DISPOSAL COSTS
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

NOTE 8 —	INCOME TAXES
The major components of income tax expense from continuing operations are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,

(Thousands of dollars)	2007	2006	2007	2006

Federal:
Current	$3,601	$13,870	$11,090	$11,238
Deferred	(9,288)	(2,782)	(7,536)	8,911

	(5,687)	11,088	3,554	20,149

State:
Current	758	3,541	2,304	1,983
Deferred	(2,470)	(1,633)	(3,078)	475

	(1,712)	1,908	(774)	2,458

Total income tax expense (benefit)	$(7,399)	$12,996	$2,780	$22,607

The Company recorded an income tax benefit relating to its discontinued operations of $(82.9) million for 2007 of which $(136.1) million was current and $53.2 million was deferred. Included in the deferred tax expense for 2007 was an addition to the deferred tax asset valuation allowance of $290.3 million. In 2006, the Company recorded an income tax expense relating to its discontinued operations of $33.1 million of which $64.3 million was current and $(31.2) million was deferred.

2007 QUARTERLY REPORT     17

The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company’s deferred tax assets are summarized in the following table:

	June 30,	December 31,

(Thousands of dollars)	2007	2006

Deferred tax assets:
Mark-to-market on loans held for sale	$–	$7,398
Premium recapture and repurchase reserves	90,718	62,136
Allowance for loan losses	38,686	40,262
Compensation related items	56,277	29,150
Net operating loss carryforward	214,086	21,005
Other – net	4,940	164

Total deferred tax assets	404,707	160,115
Deferred tax liabilities:
Loan origination costs and fees	(3,375)	(16,902)
Mortgage servicing	(25,040)	(37,718)
State income and franchise taxes	(38,483)	(17,924)

Total deferred tax liabilities	(66,898)	(72,544)

Net deferred tax asset before valuation allowance	337,811	87,571
Valuation allowance	(325,305)	(34,995)

Net deferred tax asset after valuation allowance	$12,504	$52,576

The Company has accrued the expected tax and interest exposure for tax matters that are either in the process of resolution or have been identified as having the potential for adjustment. These matters primarily consist of issues relating to the discontinued insurance operations, the apportionment of income to various states and the deduction of certain expenses.

In assessing the realization of deferred income tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends on the ability to recover previously paid taxes through loss carrybacks and the generation of future taxable income during the periods in which temporary differences become deductible. At June 30, 2007, it was the Company’s opinion that it was likely that $12.5 million of the deferred tax asset would be realized and a full valuation reserve was recorded for the remaining deferred tax asset. It is expected that the projected gain on the sale of the commercial lending business to iStar, as more fully described in Note 1, will provide the future taxable income needed to realize the $12.5 million net deferred tax asset.

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

2007 QUARTERLY REPORT     18

NOTE 9 —	DEBT — FREMONT GENERAL CORPORATION
The debt of Fremont General is detailed in the following table; none of the Fremont General debt is guaranteed by FIL:

	June 30,	December 31,

(Thousands of dollars)	2007	2006

Senior Notes due 2009, less discount (2007 – $491; 2006 – $635)	$166,039	$165,895
Junior Subordinated Debentures	103,093	103,093

	$269,132	$268,988

During the six months ended June 30, 2007, there were no repurchases of either Senior Notes or Junior Subordinated Debentures.

NOTE 10 —	DEPOSITS, FHLB ADVANCES, FEDERAL RESERVE AND WAREHOUSE LINES OF CREDIT — FIL
FIL utilizes the issuance of deposits, which are insured up to the maximum legal limit by the FDIC, Federal Home Loan Bank (“FHLB”) advances, Federal Reserve and warehouse lines of credit in funding its operations.

As of June 30, 2007, the weighted-average interest rate for savings and money market deposit accounts was 4.23% and for certificates of deposit it was 5.29%. The weighted-average interest rate for all deposits at June 30, 2007 was 5.10%.

Certificates of deposit as of June 30, 2007 are detailed by maturity and rates as follows:

		Maturing by	Weighted
(Thousands of dollars)	Amount	June 30,	Average Rate

	$7,893,250	2008	5.28%
	77,016	2009	5.68%
	14,015	2010	5.05%
	4,132	2011	5.04%
	15,292	2012	5.19%

	$8,003,705		5.29%

Of the $8.00 billion in total certificates of deposit outstanding at June 30, 2007, $1.28 billion were obtained through brokers.

Interest expense on deposits is summarized as follows:

Three Months Ended June 30,			Six Months Ended June 30,

(Thousands of dollars)	2007	2006	2007	2006

Savings and money market deposit accounts	$18,239	$14,398	$37,959	$28,298
Certificates of deposit	112,869	92,175	223,500	169,130
Penalties for early withdrawal	(530)	(188)	(1,198)	(358)

	$130,578	$106,385	$260,261	$197,070

Interest expense is charged back to both the commercial real estate operations as well as the residential real estate (discontinued) operations for the use of funds generated by the Company’s corporate and retail banking operations.

Total interest payments on deposits were $134.3 million and $101.4 million, during the second quarters of 2007 and 2006, respectively, and $252.1 million and $190.3 million for the six months ended June 30, 2007 and 2006, respectively.

During the first six months of 2007, additional financing was available to FIL through advances from the FHLB. FIL’s credit line with the FHLB had a maximum financing availability that was based on a percentage of FIL’s regulatory assets, to which the actual borrowing capacity was subject to collateralization and certain collateral sublimits and eligibility limitations. In March 2007, following the issuance of the Order and the Company’s exit from the residential real estate lending business, the FHLB limited FIL’s borrowing capacity to existing outstanding debt of $3.67 billion. By March 31, 2007, FIL had utilized $2.30 billion in proceeds from loan sales and $618.1 million in debt from a warehouse lending facility to reduce the outstanding FHLB debt

2007 QUARTERLY REPORT     19

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

NOTE 11 —	OTHER ASSETS AND LIABILITIES
The following tables detail the composition of the Company’s other assets and other liabilities as of the dates indicated:

	June 30,	December 31,

(Thousands of dollars)	2007	2006

OTHER ASSETS
Federal and state(s) income taxes receivable	$287,266	$220,936
Assets held in SERP – mutual funds	33,992	33,536
Other	13,602	14,460

Total other assets	$334,860	$268,932

	June 30,	December 31,

(Thousands of dollars)	2007	2006

OTHER LIABILITIES
Deferred compensation obligation	$42,390	$52,926
Accounts payable	40,994	30,256
Accrued interest payable	37,517	29,884
Accrued incentive compensation	11,115	32,368
Restricted stock accrual	5,333	14,786
Accrued ESOP expense	–	15,664
Other	32,294	34,702

Total other liabilities	$169,643	$210,586

NOTE 12 —	SHARE-BASED PAYMENTS
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

Stock Options
During the years 1989 to 1997, non-qualified stock options were granted at exercise prices equal to the fair value of the stock on the date of grant. Grantees vested at the rate of 25% per year beginning on the first anniversary of the grants that expire after ten years. The remaining 468,000 non-qualified option shares outstanding and exercisable as of December 31, 2006 expired in February 2007. There are no outstanding option shares as of June 30, 2007.

2007 QUARTERLY REPORT     20

Restricted Stock Awards
Under SFAS No. 123(R), “Share-Based Payment,” the Company recognizes compensation expense related to its restricted stock awards based on the fair value of the shares awarded as of the grant date. Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period (generally two to ten years). The compensation expense that has been charged against income for share-based compensation was $3.2 million for both the three months ended June 30, 2007 and 2006 and $7.0 million and $6.5 million for the six months ended June 30, 2007 and 2006, respectively.

A summary of the status of the Company’s nonvested restricted stock awards as of June 30, 2007 and changes during the six month period then ended is presented below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2006	3,091,640	$16.50
Granted	20,000	7.40
Vested	(849,010)	18.23
Forfeited	(388,946)	15.11

Nonvested at June 30, 2007	1,873,684	$15.89

The fair value of nonvested restricted stock awards is determined based on the closing trade price of the Company’s shares on the grant date. As of June 30, 2007, there was $22.3 million of total unrecognized compensation cost related to nonvested restricted stock awards.

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

The following table details the composition of the Company’s deferred compensation balance as of the dates indicated:

	June 30,	December 31,

(Thousands of dollars)	2007	2006

SERP and EBP	$9,158	$18,209
GSOP	3,023	2,485

Total deferred compensation	$12,181	$20,694

NOTE 14 —	INDUSTRIAL BANK REGULATORY CAPITAL
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

2007 QUARTERLY REPORT     21

amounts and ratios required to qualify as well-capitalized are detailed in the following tables as of the dates indicated:

	June 30, 2007

	Actual		Minimum Required

(Thousands of dollars, except percents)	Amount	Ratio	Amount	Ratio

Tier-1 Leverage Capital	$536,174	4.53%	$591,723	5.00%
Risk-Based Capital:
Tier-1	536,174	5.19%	1,445,727	14.00%
Total	536,345	5.19%	1,032,662	10.00%

	December 31, 2006

	Actual		Minimum Required

(Thousands of dollars, except percents)	Amount	Ratio	Amount		Ratio

Tier-1 Leverage Capital	$1,326,563	10.09%	$657,061		5.00%
Risk-Based Capital:
Tier-1	1,326,563	8.77%	907,639	*	6.00%*
Total	1,392,814	9.21%	1,512,732		10.00%

*	Based on the terms of the order, as of December 31, 2006 the minimum required amount and ratio would have been $2,117,824 and 14%, respectively.

The following table details the calculation of the respective capital amounts at FIL as of the dates indicated:

	June 30,	December 31,

(Thousands of dollars)	2007	2006

Common stockholder’s equity at FIL	$536,167	$1,326,557
Less: Disallowed portion of deferred tax assets and mortgage servicing rights	–	–
Net unrealized losses on available-for-sale securities	7	6

Total Tier-1 Capital	536,174	1,326,563
Add: Allowable portion of the allowance for loan losses	171	66,251

Total Risk-Based Capital (Tier-1 and Tier-2)	$536,345	$1,392,814

NOTE 15 —	COMMITMENTS AND CONTINGENCIES
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

2007 QUARTERLY REPORT     22

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

23     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

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

24     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

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

2007 QUARTERLY REPORT     25

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

2007 QUARTERLY REPORT     26

Intersegment eliminations shown in the following tables relate to the credit allocated to the retail banking operations for operating funds provided to the commercial segment.

Historical periods have been restated to conform to this presentation.

	Commercial	Corporate and	Intersegment	Total
(Thousands of dollars)	Real Estate	Retail Banking	Eliminations	Consolidated

Three months ended June 30, 2007
Total revenues	$142,588	$107,644	$(78,487)	$171,745

Net interest income	$63,183	$4,669	$–	$67,852
Provision for loan losses	39	–	–	39
Other non-interest income	918	1,305	–	2,223
Compensation	(12,802)	(39,953)	–	(52,755)
Occupancy	(914)	(3,165)	–	(4,079)
Other non-interest expense	(2,342)	(30,482)	–	(32,824)
Allocations	(1,787)	1,787	–	–

Income (loss) before income taxes	46,295	(65,839)	–	(19,544)
Income tax benefit	–	–	–	7,399

Income (loss) from continuing operations	46,295	(65,839)	–	(12,145)
Loss from discontinued operations, net of income taxes	–	–	–	(253,038)

Net income (loss)	$46,295	$(65,839)	$–	$(265,183)

Assets – continuing operations	$6,095,239	$3,628,492	$(1,958)	$9,721,773
Assets – discontinued operations	–	–	–	955,313

Total consolidated assets	$6,095,239	$3,628,492	$(1,958)	$10,677,086

	Commercial	Corporate and	Intersegment	Total
(Thousands of dollars)	Real Estate	Retail Banking	Eliminations	Consolidated

Three months ended June 30, 2006
Total revenues	$130,743	$68,365	$(61,400)	$137,708

Net interest income	$65,126	$15,062	$–	$80,188
Provision for loan losses	(11,706)	–	–	(11,706)
Other non-interest income	4,217	(134)	–	4,083
Compensation	(6,868)	(18,893)	–	(25,761)
Occupancy	(748)	(2,678)	–	(3,426)
Other non-interest expense	4,948	(15,649)	–	(10,701)
Allocations	(1,282)	1,282	–	–

Income (loss) before income taxes	53,687	(21,010)	–	32,677
Income tax expense	–	–	–	(12,996)

Income (loss) from continuing operations	53,687	(21,010)	–	19,681
Income from discontinued operations, net of income taxes	–	–	–	32,243

Net income (loss)	$53,687	$(21,010)	$–	$51,924

Assets – continuing operations	$5,559,496	$991,627	–	$6,551,123
Assets – discontinued operations	–	–	–	6,365,955

Total consolidated assets	$5,559,496	$991,627	–	$12,917,078

2007 QUARTERLY REPORT     27

	Commercial	Corporate and	Intersegment	Total
(Thousands of dollars)	Real Estate	Retail Banking	Eliminations	Consolidated

Six months ended June 30, 2007
Total revenues	$291,218	$201,038	$(158,832)	$333,424

Net interest income	$132,412	$10,211	–	$142,623
Provision for loan losses	(182)	–	–	(182)
Other non-interest income	(26)	1,482	–	1,456
Compensation	(19,453)	(55,004)	–	(74,457)
Occupancy	(1,837)	(8,048)	–	(9,885)
Other non-interest expense	256	(56,947)	–	(56,691)
Allocations	(3,411)	3,411	–	–

Income (loss) before income taxes	107,759	(104,895)	–	2,864
Income tax expense	–	–	–	(2,780)

Income (loss) from continuing operations	107,759	(104,895)	–	84
Loss from discontinued operations, net of income taxes	–	–	–	(855,878)

Net income (loss)	$107,759	$(104,895)	–	$(855,794)

Assets – continuing operations	$6,095,239	$3,628,492	$(1,958)	9,721,773
Assets – discontinued operations	–	–	–	955,313

Total consolidated assets	$6,095,239	$3,628,492	$(1,958)	$10,677,086

	Commercial	Corporate and	Intersegment	Total
(Thousands of dollars)	Real Estate	Retail Banking	Eliminations	Consolidated

Six months ended June 30, 2006
Total revenues	$241,800	$126,522	$(112,003)	$256,319

Net interest income	$124,064	$30,648		$154,712
Provision for loan losses	(15,597)	(4)	–	(15,601)
Other non-interest income	5,740	564	–	6,304
Compensation	(13,494)	(38,907)	–	(52,401)
Occupancy	(1,457)	(5,392)	–	(6,849)
Other non-interest expense	544	(30,069)	–	(29,525)
Allocations	(2,494)	2,494	–	–

Income (loss) before income taxes	97,306	(40,666)	–	56,640
Income tax expense	–	–	–	(22,607)

Income (loss) from continuing operations	97,306	(40,666)	–	34,033
Income from discontinued operations, net of income taxes	–	–		49,578

Net income (loss)	$97,306	$(40,666)	–	$83,611

Assets – continuing operations	$5,559,496	$991,627	–	$6,551,123
Assets – discontinued operations	–	–	–	6,365,955

Total consolidated assets	$5,559,496	$991,627	–	$12,917,078

28     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE 17 — EARNINGS PER SHARE
Earnings per share have been computed based on the weighted-average number of shares. The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended

	June 30,		June 30,

(Thousands of shares and dollars, except per share data)	2007	2006	2007	2006

Income (loss) from continuing operations
(numerator for basic and diluted earnings per share)	$(12,145)	$19,681	$84	$34,033
Weighted-average shares
(denominator for basic earnings per share)	76,866	74,517	75,998	74,025
Effect of dilutive securities using the treasury stock method for restricted stock and stock options:
Employee benefit plans	–	1,245	1,100	1,195
Restricted stock	–	440	–	426
Stock options	–	77	–	88

Dilutive potential common shares	–	1,762	1,100	1,709

Adjusted weighted-average shares
(denominator for diluted earnings per share)	76,866	76,279	77,098	75,734

Potentially dilutive shares related to employee benefit plans not included above since they are antidilutive	1,031	–	–	–

Basic earnings per share from continuing operations	$(0.16)	$0.26	$0.00	$0.46

Diluted earnings per share from continuing operations	$(0.16)	$0.26	$0.00	$0.45

For additional disclosures regarding stock options and restricted stock see Note 12.

NOTE 18 — SUBSEQUENT EVENTS
As more fully described in Notes 1 and 7 the Company completed the sale of its commercial real estate loan portfolio to iStar in July 2007, and received cash and a 70% participation interest in the loans sold.

2007 QUARTERLY REPORT     29

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

OVERVIEW
Fremont General Corporation (“Fremont General” or when combined with its subsidiaries the “Company” or “we” or “our”) is a holding company which during the six months ended June 30, 2007 was engaged in lending operations through its indirectly wholly-owned California industrial bank subsidiary, Fremont Investment & Loan (“FIL”). Fremont General is not a “bank holding company” as defined for regulatory purposes.

As discussed in more detail in Note 1 of Notes to Consolidated Financial Statements, the Company has withdrawn from the residential real estate business and has sold its commercial real estate lending business and outstanding portfolio, as well as entered into an agreement for an investment by an investor group led by Gerald J. Ford. In addition, on March 7, 2007, Fremont General, FIL and Fremont General Credit Corporation (“FGCC”) an intermediate holding company wholly owned by Fremont General, consented to a Cease and Desist Order (the “Order”) issued by the Federal Deposit Insurance Corporation (“FDIC”), without admitting to the allegations contained in the Order. The following discussion and analysis of the financial conditions and results of operations of the Company is qualified in its entirety by reference to such events and discusses the Company’s operations as they existed during the six months ended June 30, 2007.

FIL’s commercial real estate lending operation included nine regional offices and, as of June 30, 2007, had loans outstanding in 30 states. FIL funded its lending operations primarily through deposit accounts sourced in California that are insured up to the maximum legal limit by the FDIC and, to a lesser extent, advances from the Federal Home Loan Bank (“FHLB”) of San Francisco. FIL is regulated by the FDIC and the Department of Financial Institutions of the State of California (“DFI”). FIL raises its retail deposits in California (predominately Southern California) through a network of 22 branches and a centralized call center.

During the six months ended June 30, 2007, FIL’s commercial real estate lending operation provided first mortgage financing on various types of commercial properties. The loans that FIL originated were substantially all held for investment, with some loans participated out to limit credit exposures. Loans are originated through broker and borrower relationships and the borrowers were typically mid-size developers and owners seeking a loan structure that provided limited recourse and were short-term, providing bridge or construction financing for comprehensive construction, renovation, conversion, repositioning and lease-up of existing or new properties. To manage the credit risk involved in this lending, FIL was focused on the value and quality of the collateral and the quality and experience of the parties with whom it did business. The size of loan commitments originated generally ranged from $20 million to $100 million, with some loans for larger amounts.

The Company’s business is influenced by the overall condition of the economy, in particular the interest rate environment, and various market conditions. As a result, the Company is subject to experiencing cyclicality in volume, gain (or loss) on the sale of loans, net interest income, loan losses and earnings. During the six months ended June 30, 2007, the Company’s commercial real estate operation generated income as follows.

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

2007 QUARTERLY REPORT     30

pricing realized by the Company on the loans it sells. Credit risk is the Company’s potential risk of loss due to borrower default which is impacted not only by specific borrower issues but by macro economic factors such as the supply and demand of housing.

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

Two changes to the Company’s critical accounting policies since December 31, 2006 are the Company no longer considers derivatives and the allowance for loan losses to be critical accounting policies. Due to the Company’s exit from the residential real estate business, the Company utilized fewer derivative instruments beginning in the first quarter of 2007. As of the end of the second quarter of 2007, the Company no longer had any derivative instruments. In addition, due to the Company’s decision to sell the commercial real estate loan portfolio in the first quarter of 2007, the Company reclassified the portfolio from held for investment to held for sale. The Company eliminated the allowance for loan losses and adjusted the carrying value of the loans to their estimated fair value less costs to sell. On July 2, 2007 the Company completed the sale of its

31     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

$6.27 billion commercial real estate portfolio to iStar and removed from its balance sheet the total amount of its commercial real estate loans held for sale.

EARNINGS PERFORMANCE
As more fully described in Note 1 of Notes to Consolidated Financial Statements, the Company decided to exit the residential real estate business in March 2007 and the results of that business are now reported as discontinued operations. Therefore, during the six months ended June 30, 2007 and 2006 the Company’s reported earnings from continuing operations are limited to the results from its commercial real estate business and retail banking and corporate operations.

The Company reported a loss from continuing operations before income taxes of $19.5 million for the second quarter of 2007 as compared to income of $32.7 million for the second quarter of 2006. During the six months ended June 30, 2007 the Company reported income from continuing operations before income taxes of $2.9 million as compared to $56.6 million during the comparable period in 2006. The components of the Company’s results of operations are more fully described below.

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

The Company, between December 31, 2006 and June 30, 2007, reduced its residential real estate loans held for sale by $4.42 billion to $529.1 million in connection with its previously announced loan sales. While the Company continues to market its remaining loans held for sale, it does so on a discounted or “scratch and dent” basis due to the nature and marketability of the remaining loans in terms of their delinquency status, aging, valuation profile, and repurchase composition. Yields will be lower because proceeds from loan sales have been reinvested in short term investment grade instruments. As an example, the Company earned $564.0 million in interest income on $6.84 billion in residential real estate loans held for sale, or 8.25% during 2006. Reinvestment of these balances is currently being executed at rates that approximate the one month LIBOR index (current yields range from 4.6% to 5.25%) as a result of the lower risk nature of the Company’s short term investments.

Commercial real estate loans

The sale of the Company’s $6.27 billion commercial real estate loan portfolio in return for a $4.21 billion lower yielding LIBOR-based participation interest and $1.89 billion in cash in July 2007 has enabled the Company to reinvest that money into short term investment grade securities designed to help give the Company maximum flexibility.

2007 QUARTERLY REPORT     32

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

Net Interest Income Table

The Company recorded net interest income for the second quarter and six months ended June 30, 2007 of $67.9 million and $142.6 million, respectively, and $80.2 million and $154.7 million, respectively, for the comparable periods in 2006.

The following tables identify the consolidated interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins, as well as an analysis of changes in net interest income due to volume and rate changes, for the second quarter and first six months of 2007 and 2006:

	Three Months Ended June 30,

	2007			2006

	Average		Yield/	Average		Yield/
(Thousands of dollars, except percents)	Balance	Interest	Cost	Balance	Interest	Cost

Interest-earning assets(1):

Commercial real estate loans	$6,226,741	$141,670	9.13%	$5,560,025	$126,526	9.13%

Cash equivalents and investment securities	1,899,359	27,852	5.88%	651,366	7,099	4.37%

Total interest-earning assets	$8,126,100	$169,522	8.37%	$6,211,391	$133,625	8.63%

Interest-bearing liabilities:

Time deposits	$8,577,053	$112,339	5.25%	$8,081,385	$92,027	4.57%

Savings deposits	1,682,574	18,239	4.35%	1,521,289	14,358	3.79%

Senior Notes due 2009	166,530	3,350	8.05%	171,994	3,464	8.06%

LYONs	–	–	–	–	–	–

Junior Subordinated Debentures	103,093	2,319	9.00%	103,093	2,319	9.00%

Interest-bearing liabilities allocated to discontinued operations	(2,406,174)	(34,577)	5.76%	(4,133,719)	(58,731)	5.70%

Total interest-bearing liabilities	$8,123,076	$101,670	5.02%	$5,744,042	$53,437	3.73%

Net interest income		$67,852			$80,188

Percent of average interest-earning assets:

Interest income			8.37%			8.63%

Interest expense			5.02%			3.45%

Net interest margin			3.35%			5.18%

(1)	Average loan balances include non-accrual loan balances.

2007 QUARTERLY REPORT     33

	Three Months Ended June 30, 2007 Compared to 2006

	Change Due To

(Thousands of dollars)	Volume(1)	Rate	Total

Cash equivalent and investment securities	$18,300	$2,453	$20,753

Commercial real estate loans	15,169	(25)	15,144

Total increase in interest income	33,469	2,428	35,897

Time deposits	(6,492)	(13,820)	(20,312)

Savings deposits	(1,748)	(2,133)	(3,881)

Senior Notes due 2009	114	–	114

Junior Subordinated Debentures	–	–	–

Interest-bearing liabilities allocated to discontinued operations	(24,825)	671	(24,154)

Total (increase) in interest expense	(32,951)	(15,282)	(48,233)

Increase / (decrease) in net interest income	$518	$(12,854)	$(12,336)

(1)	Changes in rate/volume are allocated to change in volume.

	Six Months Ended June 30,

	2007			2006

	Average		Yield/	Average		Yield/
(Thousands of dollars, except percents)	Balance	Interest	Cost	Balance	Interest	Cost

Interest-earning assets(1):

Commercial real estate loans	$6,467,066	$291,244	9.08%	$5,297,643	$236,060	8.99%

Cash equivalents and investment securities	1,431,780	40,724	5.74%	581,601	13,955	4.84%

Total interest-earning assets	$7,898,846	$331,968	8.48%	$5,879,244	$250,015	8.58%

Interest-bearing liabilities:

Time deposits	$8,568,877	$222,302	5.23%	$7,753,930	$168,836	4.39%

Savings deposits	1,724,086	37,959	4.44%	1,550,445	28,234	3.67%

Senior Notes due 2009	166,530	6,700	8.05%	174,076	7,010	8.05%

LYONs	–	–	–	–	–	–

Junior Subordinated Debentures	103,093	4,639	9.00%	103,093	4,639	9.00%

Interest-bearing liabilities allocated to discontinued operations	(2,845,477)	(82,255)	5.83%	(4,200,148)	(113,416)	5.45%%

Total interest-bearing liabilities	$7,717,109	$189,345	4.95%	$5,381,396	$95,303	3.57%

Net interest income		$142,623			$154,712

Percent of average interest-earning assets:

Interest income			8.48%			8.58%

Interest expense			4.83%			3.27%

Net interest margin			3.65%			5.31%

(1)	Average loan balances include non-accrual loan balances.

34     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

	Six Months Ended June 30, 2007 Compared to 2006

	Change Due To

(Thousands of dollars)	Volume(1)	Rate	Total

Cash equivalent and investment securities	$24,182	$2,587	$26,769

Commercial real estate loans	52,665	2,519	55,184

Total increase in interest income	76,847	5,106	81,953

Time deposits	(21,142)	(32,324)	(53,466)

Savings deposits	(3,823)	(5,902)	(9,725)

Senior Notes due 2009	310	–	310

Junior Subordinated Debentures	–	–	–

Interest-bearing liabilities allocated to discontinued operations	(39,160)	7,999	(31,161)

Total (increase) in interest expense	(63,815)	(30,227)	(94,042)

Increase / (decrease) in net interest income	$13,032	$(25,121)	$(12,089)

(1)	Changes in rate/volume are allocated to change in volume.

Non-Interest Expense
Total non-interest expense increased to $89.7 million during the second quarter of 2007 from $39.9 million for the second quarter of 2006. For the six months ended June 30, 2007, total non-interest expense increased to $141.0 million from $88.8 million for the comparable period in 2006.

The primary drivers of the increase in other non-interest expense were the increases in compensation and all other non-interest expenses during the second quarter of 2007.

Compensation expense increased to $52.8 million in the second quarter of 2007 from $25.8 million in the second quarter of 2006. The increase was attributable in part to one-time termination costs related to both residential and commercial real estate loan origination and related support staff of $9.9 million. In addition, expenses related to the Company’s SERP and EBP plans and other non qualified retirement plans were $17.1 million higher in the second quarter of 2007 versus 2006 due primarily to changes in the Company’s stock price during the respective periods.

All other non-interest expense increased to $32.8 million in the second quarter of 2007 from $10.7 million in the second quarter of 2006. As indicated in the table below, this increase in 2007 was primarily due to higher legal and professional fees, net expenses incurred on REO (versus a net gain in 2006) and an increase in all other costs that included $16.7 million in additional expenses related to FDIC examinations. Legal and professional fees increased during the period in part due to costs related to compliance with the Order, the sale of the commercial real estate lending business and related loan portfolio to iStar, the transaction with Gerald J. Ford and the potential sale of the Company’s sub-prime residential loan servicing platform and other assets.

2007 QUARTERLY REPORT     35

Other non-interest expense categories for the second quarter and six months ended June 30, 2007 and 2006 are summarized below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Thousands of dollars)	2007	2006	2007	2006

Legal, professional and other outside services	$11,452	$5,978	$21,510	$11,116
Information technology	2,841	4,334	6,572	7,424
Printing, supplies and postage	691	1,323	1,326	2,632
Advertising and promotion	1,057	1,208	3,113	3,587
Auto and travel	766	1,284	1,943	2,304
Leasing and loan expense	900	206	1,340	448
Net real estate owned expenses	166	(8,159)	249	(6,967)
Telephone	867	748	1,600	1,402
All other	14,084	3,779	19,038	7,579

Total other expenses	$32,824	$10,701	$56,691	$29,525

Income Taxes
Income tax benefit was $7.4 million on a loss from continuing operations of $19.5 million for the second quarter of 2007, compared to income tax expense of $13.0 million on income from continuing operations of $32.7 million for the second quarter of 2006.

For the six months ended June 30, 2007, income tax expense was $2.8 million on income from continuing operations of $2.9 million, compared to income tax expense of $22.6 million on income from continuing operations of $56.6 million for the comparable period in 2006.

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

The loss from discontinued operations, net of income taxes, was $253.0 million for the second quarter of 2007, representing a $3.29 diluted loss per share, compared to income from discontinued operations, net of income taxes, of $32.2 million, or $0.42 diluted income per share for the second quarter of 2006. During the first six months of 2007, the loss from discontinued operations, net of income taxes, was $855.9 million, representing a $11.10 diluted loss per share, compared to income from discontinued operations, net of income taxes, of $49.6 million, or $0.65 diluted income per share for the comparable period in 2006.

During the second quarter of 2007, the Company recorded a realized loss of $246.3 million related to the sale of $4.32 billion of residential real estate loans held for sale. During the six months ended June 30, 2007, the Company recognized a loss of $877.0 million related to the sale of $8.51 billion of residential real estate loans held for sale. Expense provisions related to the residential real estate loan valuation, repurchase and premium recapture reserves are included in this loss. In addition, during the first six months of 2007, the Company recognized a $38.8 million adjustment to write down the carrying value of the residential real estate held for sale assets to their estimated fair value less costs to sell.

During the second quarters of 2007 and 2006, the Company recognized $56.6 million and $133.8 million, respectively, in interest income on the residential real estate loan portfolio. During the six months ended June 30, 2007 and 2006, the Company recognized $186.5 million and $273.5 million, respectively, in interest income on the residential real estate loan portfolio.

36     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

During the second quarter of 2007, the Company continued to service residential real estate loans, recognizing loan servicing income of $30.8 million, as compared to $23.5 million during the second quarter of 2006. During the six months ended June 30, 2007 and 2006, the Company recognized $63.7 million and $44.8 million, respectively, in loan servicing income. The Company was servicing on a to maturity basis $18.83 billion and $18.12 billion in principal balance of loans as of June 30, 2007 and December 31, 2006, respectively.

The loss from discontinued operations for the six months ended June 30, 2007 includes a $5.3 million charge for one time severance payments paid to employees of the residential real estate loan origination operations and related support staff. In addition, the Company recorded a $10.7 million charge for lease termination costs related to the Company’s residential real estate loan origination offices. For further information concerning the results of operations from the discontinued operations see Note 4 of Notes to Consolidated Financial Statements.

During the six months ended June 30, 2007, cash flows related to residential real estate loan originations and proceeds realized on the sale of such loans were $3.89 billion and $7.86 billion, respectively, and during the six months ended June 30, 2006, such cash flows were $18.08 billion and $17.15 billion, respectively. These amounts are included in cash flows from operating activities in the Company’s consolidated statements of cash flows.

Review of Financial Condition

Commercial Real Estate Loans Held for Sale
As more fully described in Note 1 of Notes to Consolidated Financial Statements, on July 2, 2007 the Company completed the sale of its entire $6.27 billion commercial real estate loan portfolio to iStar, and received cash of $1.89 billion and a 70% participation interest of $4.21 billion in the loans sold. Due to the Company’s decision to sell the commercial real estate loan portfolio in the first quarter of 2007, the Company reclassified the portfolio from held for investment to held for sale. The following discussion is qualified in its entirety by such determination.

The Company’s commercial real estate loans held for sale before the carrying value adjustment/allowance for loan loss was approximately $6.22 billion at June 30, 2007, as compared to $6.49 billion at December 31, 2006. Commercial real estate loan participations to other financial institutions or investors were $642.5 million and $202.0 million as of June 30, 2007 and December 31, 2006, respectively.

The following table provides additional information related to the Company’s commercial real estate non-accrual loans, foreclosed assets, delinquencies, restructured loans on accrual status and accruing loans past due 90 days or more as of the dates indicated.

	June 30,	December 31,

(Thousands of dollars, except percents)	2007	2006

Non-accrual loans held for sale	$946,662	$1,110,965

Real estate owned / foreclosed assets	$65,833	$299

Accruing loans receivable past due 90 days or more	$–	$–

Restructured loans on accrual status	$–	$–

Delinquent loans 60 days past due or greater	$370,218	$98,747

Non-accrual loans to loans held for sale	15.23%	17.12%

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

2007 QUARTERLY REPORT     37

Assets and Liabilities of Discontinued Operations
For additional information concerning the Company’s assets and liabilities related to its discontinued operations, see Note 4 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s commercial lending activities were financed primarily through deposit accounts offered by FIL and which are insured by the FDIC. FIL offers certificates of deposit and savings and money market deposit accounts (insured by the FDIC to the legal maximum) through its 22 branches in California. FIL minimizes the costs associated with its deposit operations by not offering traditional checking, safe deposit boxes, ATM access and other traditional retail services. Deposits totaled $9.68 billion at June 30, 2007 and are summarized as to type as follows:

	Number of
(Thousands of dollars)	Accounts	Deposits

Savings and money market deposit accounts	39,393	$1,677,440
Certificates of deposit:
Retail	139,505	6,723,778
Brokered	N/M	1,279,927

Total deposits		$9,681,145

N/M = not meaningful

During the first six months of 2007, additional financing was available to FIL through advances from the FHLB. FIL’s credit line with the FHLB had a maximum financing availability that was based on a percentage of FIL’s regulatory assets, to which the actual borrowing capacity was subject to collateralization and certain collateral sublimits and eligibility limitations. In March 2007, following the issuance of the Order and the Company’s exit from the residential real estate lending business, the FHLB limited FIL’s borrowing capacity to existing outstanding debt of $3.67 billion. By March 31, 2007, FIL had utilized $2.30 billion in proceeds from loan sales and $618.0 million in debt from a warehouse lending facility to reduce the outstanding FHLB debt to $800.0 million. As of June 30, 2007, outstanding FHLB debt was zero and all pledged collateral was released by the FHLB to FIL. FIL does not currently maintain pledged collateral with the FHLB.

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

38     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

During 2006 and 2005, FIL had transferred by dividend certain of its residual interests in securitized loans to FGCC. The residual interests at FGCC as of June 30, 2007, had an estimated fair value of $11.4 million. The purpose of these dividends was to create an additional source of cash flow to Fremont General to the extent of cash received from the residual interests.

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

Fremont General has cash and cash equivalents of $56.8 million as of June 30, 2007 and no debt maturities until March of 2009.

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

FORWARD LOOKING STATEMENTS
This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and the currently reported results are based upon our current expectations and beliefs concerning future developments and their potential effects upon us. These statements and our results reported herein are not guarantees of future performance or results and there can be no assurance that actual developments and economic performance will be as anticipated by us. Actual developments and/or results may differ significantly and adversely from our expected or currently reported results as a result of significant risks, uncertainties and factors, often beyond our control (as well as the various assumptions utilized in determining our expectations), and which include, but are not limited to, the following:

•	the impact of the Company’s withdrawal from the sub-prime residential real estate mortgage loan origination business;

•	the impact of the sale of FIL’s commercial real estate lending business and related loan portfolio;

•	the uncertainty of the closing of an investment in FIL or Fremont General by an entity controlled by Gerald J. Ford and the ability of the Company to enter into any alternative transactions;

•	the ability of the Company to enter into new lending businesses;

•	the variability of general and specific economic conditions and trends, and changes in, and the level of, interest rates;

•	the impact of competition and pricing environments on deposit products;

2007 QUARTERLY REPORT     39

•	the ability to access the necessary capital resources in a cost-effective manner to fund our operations;

•	our ability to sell our existing residential real estate loans held for sale and the prices obtained for such loans;

•	our ability to realize the full principal amount of the participation interest in the commercial real estate loan portfolio sold to iStar;

•	the impact of changes in the commercial real estate markets, in particular the housing market, and changes in the fair values of our assets and loans, including the value of the underlying real estate collateral;

•	the ability to service, collect and realize the amounts outstanding, and the timing thereof, of loans and foreclosed real estate;

•	the ability to appropriately estimate an adequate level for the valuation reserve for loans held for sale, the loan repurchase reserve and the premium recapture reserve, as well as the fair value of the retained mortgage servicing rights and residual interests in securitizations;

•	changes in various economic and other factors which influence the timing and ultimate realization of the cash flows supporting our estimate of fair value for our residual interests in securitized loans and mortgage servicing rights;

•	the effect of certain determinations or actions taken by, or the inability to secure regulatory approvals from, the Federal Deposit Insurance Corporation, the Department of Financial Institutions of the State of California or other regulatory bodies on various matters;

•	the impact of the Order on the Company’s ability to conduct its business;

•	our ability to maintain cash flow, including at the Fremont General level, sufficient for us to meet our debt service and other obligations;

•	the ability to maintain effective compliance with laws and regulations and control expenses;

•	the impact and cost of adverse state and federal legislation and regulations, litigation, court decisions and changes in the judicial or regulatory climate;

•	the impact of changes in federal and state tax laws and interpretations, including tax rate changes, and the effect of any adverse outcomes from the resolution of issues with taxing authorities;

•	the ability to maintain an effective system of internal and financial disclosure controls, and to identify and remediate any control deficiencies, under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and

•	other events, risks and uncertainties discussed elsewhere in this Form 10-Q and from time to time in our other reports, press releases and filings with the Securities and Exchange Commission.

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

40     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

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

Item 4. Controls And Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of June 30, 2007, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The management of Fremont General is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all error and all fraud. All internal control systems, regardless of how well designed and operated, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation.

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

The Company’s management concluded that material weaknesses existed in its internal control over financial reporting as of June 30, 2007. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Annual Report”) under Item 9A “Controls and Procedures,” the following two material weaknesses were identified:

As of June 30, 2007, March 31, 2007 and December 31, 2006, we did not maintain effective operation of internal control over the application of accounting principles generally accepted in the United States of America, resulting in material adjustments to the Company’s preliminary annual consolidated financial statements for the year ended December 31, 2006. Specifically, the Company misapplied the application of subsequent event accounting literature to its residential real estate loans held for sale, residual interests in securitized assets, and repurchase reserves as of December 31, 2006. This misapplication resulted in net understatement of loss on sale in the preliminary consolidated financial statements of approximately $34.8 million and a net understatement of impairment of retained residual interests of approximately

2007 QUARTERLY REPORT     41

$25.6 million. These adjustments are properly reflected in the Company’s consolidated financial statements in its 2006 Annual Report. The adjustments are properly included in the Company’s consolidated financial statements in its Quarterly Reports on Form 10-Q for the three months ended March 31, 2007 and for the six months ended June 30, 2007.

As of June 30, 2007, March 31, 2007 and December 31, 2006, we did not maintain effective monitoring controls over the Company’s commercial real estate business. Specifically, the following deficiencies were noted:

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

The Company believes that its consolidated financial statements included in this Quarterly Report on Form 10-Q for the six months ended June 30, 2007 fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of, and for, the periods presented.

REMEDIATION OF MATERIAL WEAKNESSES
As more fully described in the Company’s 2006 Annual Report, Part I Item 1 — Business, on July 2, 2007, the Company completed the sale of its commercial real estate lending business and related $6.27 billion loan portfolio to iStar. The material weakness as of June 30, 2007, March 31, 2007 and December 31, 2006 related to monitoring controls was isolated to the commercial real estate business. The Company has discussed this material weakness with Squar, Milner, Peterson, Miranda & Williamson, LLP, the Company’s independent registered public accounting firm, and the Company has concluded that this material weakness has been fully remediated by the sale of its commercial real estate lending business and related $6.27 billion loan portfolio in the third quarter of 2007.

The Company has also fully remediated the material weakness related to the misapplication of subsequent event accounting literature, as management increased training and education related to proper accounting treatment for subsequent events. This was completed in the third quarter of 2007.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Except as otherwise discussed herein, there have been no changes in the Company’s internal controls over financial reporting that have occurred since the beginning of the second fiscal quarter of 2007 that have materially affected, or are reasonably likely to material affect, the Company’s internal controls over financial reporting.

42     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

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

Fremont Indemnity Company (In Liquidation) V. Fremont General Corporation, Et Al:
On June 2, 2004, the State of California Insurance Commissioner (the “Commissioner”), as statutory liquidator of Fremont Indemnity Company (“Fremont Indemnity”), filed suit in Los Angeles Superior Court against the Company alleging it improper utilized certain net operating loss deductions (“NOLs”) allegedly belonging to Fremont Indemnity (the “Fremont Indemnity Case”). This complaint involves issues that were considered resolved in an agreement among the California Department of Insurance, Fremont Indemnity and the Company (the “Letter Agreement”). The Letter Agreement, dated July 2, 2002, was executed on behalf of the California Department of Insurance by the Honorable Harry Low, the State of California Insurance Commissioner at that time. The Company has honored all of its obligations under the Letter Agreement. On July 16, 2004, the Commissioner filed a First Amended Complaint (“FAC”) adding a cause of action for concealment of an alleged reinsurance dispute and is seeking to rescind the Letter Agreement.

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

2007 QUARTERLY REPORT     43

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

44     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

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

2007 QUARTERLY REPORT     45

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

Item 1A. Risk Factors

We included a discussion of our Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006. There has been no material change in such risks during the six months ended June 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	(a) Total Number	(b) Average	Purchased as Part	Shares (or Units)
	of Shares	Price Paid	of Publicly	that May Yet Be
	(or Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)(2)	or Programs	Plans or Programs(3)
April 1-30, 2007	1,136	$7.10	1,136
May 1-31, 2007	55,027	$12.73	55,027
June 1-30, 2007	42,598	$12.24	42,598
TOTAL	98,761	$12.45	98,761	1,425,628

(1)	Shares of common stock acquired by the Company through purchases of shares under certain employee benefit plans at fair value.

(2)	The average price per share was $12.45 for the three months ended June 30, 2007.

(3)	A repurchase program for four million shares was announced to the public on February 27, 2003, and a repurchase program for an additional four million shares was announced to the public on May 19, 2005.

46     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of May 21, 2007, between Fremont Investment & Loan and iStar Financial Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007, Commission File Number 001-08007)
3.1	Restated Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 1998, Commission File Number 001-08007)
3.2	Certificate of Amendment of Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 001-08007)
3.3(a)	Amended and Restated By-Laws of Fremont General Corporation. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
3.3(b)	Fremont General Corporation Bylaw Amendment Adopted by the Board of Directors on November 20, 2003. (Incorporated by reference to Exhibit 3.3(b) to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2003, Commission File Number 001-08007)
3.3(c)	Fremont General Corporation Bylaw Amendment Adopted by the Board of Directors on March 16, 2004. (Incorporated by reference to Exhibit 3.3(c) to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2004, Commission File Number 001-08007)
4.1	Form of Stock Certificate for Common Stock of the Registrant. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 001-08007)
4.2	Indenture with respect to the 9% Junior Subordinated Debentures among the Registrant, the Trust and Bank of New York (originated with First Interstate Bank of California), a New York Banking Corporation, as trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
4.3	Amended and Restated Declaration of Trust with respect to the 9% Trust Originated Preferred Securities among the Registrant, the Regular Trustees, Bank of New York, a Delaware banking corporation, as Delaware trustee, and Bank of New York, N.A., a national banking association, as Institutional Trustee. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
4.4	Preferred Securities Guarantee Agreement between the Registrant and Bank of New York, N.A., a national banking association, as Preferred Guarantee Trustee. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
4.5	Common Securities Guarantee Agreement by the Registrant. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
4.6	Form of Preferred Securities. (Included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
4.7	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on May 18, 2006, Registration Number 333-134236)
4.8	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on May 18, 2006, Registration Number 333-134236)
4.9	Investment Agreement, dated as of May 21, 2007, by and among the Registrant, Fremont Investment & Loan and Hunter’s Glen/Ford, Ltd. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007, Commission File Number 001-08007)
4.10	Form of Exchange and Shareholder Rights Agreement. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007, Commission File Number 001-08007)
4.11	Form of Warrant. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007, Commission File Number 001-08007)
4.12	Form of Certificate of Determination. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007, Commission File Number 001-08007)
10.1(a)*	Employment Agreement between the Registrant and Alan W. Faigin dated April 11, 2007. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17, 2007, Commission File Number 001-08007)
10.1(b)*	Letter Agreement between the Registrant and Alan W. Faigin dated April 2, 2007. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 28, 2007, Commission File Number 001-08007)
10.1(c)*	Letter Agreement Amendment between the Registrant and Alan W. Faigin dated August 27, 2007. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 28, 2007, Commission File Number 001-08007)
10.2*	Employment Agreement between the Registrant and Patrick E. Lamb dated April 11, 2007. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 17, 2007, Commission File Number 001-08007)
10.3(a)*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Ronald J. Nicolas, Jr. dated April 3, 2007. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 12, 2007, Commission File Number 001-08007)

2007 QUARTERLY REPORT     47

Exhibit No.	Description

10.3(b)*	Letter Agreement between Fremont Investment & Loan and Ronald J. Nicolas, Jr. dated April 3, 2007. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 12, 2007, Commission File Number 001-08007)
10.3(c)*	Letter Agreement between the Registrant and Ronald J. Nicolas, Jr. dated August 27, 2007. (Incorporate by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 28, 2007, Commission File Number 001-08007)
10.4	Form of Loan Participation Agreement. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007, Commission File Number 001-08007)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management or compensatory plans or arrangements. With respect to long-term debt instruments, the Registrant undertakes to provide copies of such agreements upon request by the Commission.

48     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

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