Form 10-Q
period 2007-09-30
FREMONT GENERAL CORP
filed 2007-11-09
CIK 38984

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

 ☑  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

OR

 ☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from           to

Commission File Number 001-08007

Fremont General Corporation
(Exact Name of Registrant as Specified in its Charter)

Nevada	95-2815260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2425 Olympic Boulevard Santa Monica, California 90404 (Address of principal executive offices) (Zip Code)	(310) 315-5500 (Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Shares Outstanding
Class	October 31, 2007

Common Stock, $1.00 par value	79,630,085

Fremont General Corporation and Subsidiaries

Item 1.	Financial Statements

Fremont General Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
(Thousands of dollars, except share data)	2007	2006

	(Unaudited)

ASSETS
Cash and cash equivalents	$2,658,068	$761,642
Investment securities classified as available-for-sale at fair value	1,175,858	633
Federal Home Loan Bank stock at cost	25,925	111,860
Loans held for investment — net	2,116	6,257,306
Commercial real estate participation	3,624,260	–
Accrued interest receivable	32,231	53,497
Real estate owned — net	–	299
Premises and equipment — net	24,647	67,859
Deferred income taxes — net	–	52,576
Other assets	341,137	268,932
Assets of discontinued operations held for sale	906,825	5,315,920

TOTAL ASSETS	$8,791,067	$12,890,524

LIABILITIES
Deposits:
Savings accounts	$954,686	$1,101,137
Money market deposit accounts	419,815	586,158
Certificates of deposit	6,586,025	8,302,493

	7,960,526	9,989,788
Senior Notes due 2009	166,111	165,895
Junior Subordinated Debentures	103,093	103,093
Other liabilities	141,929	210,586
Liabilities of discontinued operations held for sale	114,450	1,307,205

TOTAL LIABILITIES	8,486,109	11,776,567

Commitments and contingencies	–	–

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share — Authorized: 2,000,000 shares; none issued	–	–
Common stock, par value $1 per share — Authorized: 150,000,000 shares; issued and outstanding: (2007 — 79,630,000 and 2006 — 79,074,000)	78,117	75,983
Additional paid-in capital	344,535	324,064
Retained earnings	(112,023)	728,766
Deferred compensation	(8,005)	(20,694)
Accumulated other comprehensive income	2,334	5,838

TOTAL STOCKHOLDERS’ EQUITY	304,958	1,113,957

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,791,067	$12,890,524

The accompanying notes are an integral part of these statements.

2007 QUARTERLY REPORT     1

Fremont General Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(Thousands of dollars, except per share data)	2007	2006	2007	2006

INTEREST INCOME:
Interest and fee income on loans:
Commercial	$1,444	$144,305	$292,688	$380,365
Other	129	–	321	1

	1,573	144,305	293,009	380,366
Interest income — other	128,601	8,883	169,133	22,837

	130,174	153,188	462,142	403,203
INTEREST EXPENSE:
Deposits	99,442	56,747	277,448	140,401
Senior Notes	3,351	3,388	10,051	10,398
Junior Subordinated Debentures	2,319	2,320	6,958	6,959

	105,112	62,455	294,457	157,758
Net interest income	25,062	90,733	167,685	245,445
Provision for loan losses	151	12,687	333	28,288

Net interest income after provision for loan losses	24,911	78,046	167,352	217,157

NON-INTEREST INCOME:
Gain on sale of commercial real estate loans	16,289	–	16,289	–
Other non-interest income	49,600	4,825	51,056	11,129

	65,889	4,825	67,345	11,129
NON-INTEREST EXPENSE:
Compensation and related	14,356	25,134	88,813	77,535
Occupancy	3,060	3,279	12,945	10,128
Other	19,450	19,591	76,141	49,116

	36,866	48,004	177,899	136,779
INCOME BEFORE INCOME TAXES	53,934	34,867	56,798	91,507
Income tax expense	21,738	12,190	24,518	34,797

Income from continuing operations	32,196	22,677	32,280	56,710
Income (loss) from discontinued operations, net of income taxes of $(9,480) and $4,986, and $(92,356) and $38,101 for the three and nine months ended September 30, 2007 and 2006, respectively	(13,895)	6,848	(869,773)	56,426

Net income (loss)	$18,301	$29,525	$(837,493)	$113,136

EARNINGS PER SHARE:
Basic:
Income from continuing operations	$0.42	$0.31	$0.42	$0.77
Income (loss) from discontinued operations, net of income taxes	(0.18)	0.09	(11.39)	0.76

Net income (loss)	$0.24	$0.40	$(10.97)	$1.53

Diluted:
Income from continuing operations	$0.41	$0.30	$0.42	$0.75
Income (loss) from discontinued operations, net of income taxes	(0.18)	0.09	(11.25)	0.74

Net income (loss)	$0.23	$0.39	$(10.83)	$1.49

CASH DIVIDENDS DECLARED PER COMMON SHARE	$–	$0.11	$–	$0.33

The accompanying notes are an integral part of these statements.

2     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

Fremont General Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock					Accumulated
	Number of		Additional			Other
	Outstanding		Paid-in	Retained	Deferred	Comprehensive
(In thousands, except per share amounts)	Shares	Amount	Capital	Earnings	Compensation	Income	Total

Balance at December 31, 2005	77,497	$77,497	$341,800	$966,112	$(43,357)	$14,754	$1,356,806
Net income	–	–	–	113,136	–	–	113,136
Cash dividends declared — $0.33 per share	–	–	–	(25,621)	–	–	(25,621)
Reclassification of deferred compensation for restricted stock	–	(1,485)	(19,417)	–	20,902	–	–
Retirement of common stock	(41)	–	–	–	–	–	–
Shares issued, acquired or allocated for employee benefit plans	406	–	(1,673)	–	(23,036)	–	(24,709)
Amortization of restricted stock	–	–	11,074	–	–	–	11,074
Shares allocated to ESOP	–	–	(1,370)	–	24,315	–	22,945
Change in cost of common stock held in trust	–	–	–	–	(1,718)	–	(1,718)
Net change in unrealized gain on investments and residual interests, net of deferred taxes	–	–	–	–	–	2,405	2,405
Excess tax benefits relating to share-based payments	–	–	2,050	–	–	–	2,050
GSOP fair value adjustment	–	–	(755)	–	755	–	–

Balance at September 30, 2006	77,862	$76,012	$331,709	$1,053,627	$(22,139)	$17,159	$1,456,368

Balance at December 31, 2006	79,074	$75,983	$324,064	$728,766	$(20,694)	$5,838	$1,113,957
Net loss	–	–	–	(837,493)	–	–	(837,493)
Cash dividends adjustment	–	–	–	93	–	–	93
Adoption of FIN No. 48	–	–	–	(3,389)	–	–	(3,389)
Retirement of common stock	(1,088)	–	–	–	–	–	–
Restricted stock vested	–	849	13,937	–	–	–	14,786
Shares issued, acquired or allocated for employee benefit plans	359	–	(2,920)	–	(5,187)	–	(8,107)
Amortization of restricted stock	–	–	4,361	–	–	–	4,361
Shares allocated to ESOP	1,285	1,285	8,249	–	3,334	–	12,868
Change in cost of common stock held in trust	–	–	–	–	11,386	–	11,386
Net change in unrealized gain on investments and residual interests, net of deferred taxes	–	–	–	–	–	(3,504)	(3,504)
GSOP fair value adjustment	–	–	(3,156)	–	3,156	–	–

Balance at September 30, 2007	79,630	$78,117	$344,535	$(112,023)	$(8,005)	$2,334	$304,958

The accompanying notes are an integral part of these statements.

2007 QUARTERLY REPORT     3

Fremont General Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,

(Thousands of dollars)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(837,493)	$113,136
Less: income (loss) from discontinued operations	(869,773)	56,426

Income from continuing operations	32,280	56,710
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for loan losses	333	28,288
Provision for deferred income taxes	14,267	6,669
Depreciation and amortization	16,227	11,898
Compensation expense related to deferred compensation plans	273	4,872
Change in accrued interest	34,720	(28,711)
Change in other assets	(226,924)	(34,043)
Change in accounts payable and other liabilities	(110,375)	(31,392)
Originations and advances funded for commercial real estate loans held for sale	(1,664,535)	–
Payments received from and sales of commercial real estate loans held for sale	3,731,306	–

NET CASH PROVIDED BY OPERATING ACTIVITIES — CONTINUING OPERATIONS	1,827,572	14,291
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES — DISCONTINUED OPERATIONS	3,626,653	(114,595)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,454,225	(100,304)
CASH FLOWS FROM INVESTING ACTIVITIES
Originations of loans held for investment	–	(3,068,122)
Payments received from and sales of loans held for investment	–	1,711,609
Investment securities available for sale:
Purchases	(1,307,516)	(4,352)
Maturities or repayments	132,187	210
Net purchases of FHLB stock	85,935	(12,972)
Payments received from commercial real estate participation	576,948	–
Purchases of premises and equipment	(5,126)	(16,064)

NET CASH USED IN INVESTING ACTIVITIES — CONTINUING OPERATIONS	(517,572)	(1,389,691)
NET CASH PROVIDED BY INVESTING ACTIVITIES — DISCONTINUED OPERATIONS	72,634	75,987

NET CASH USED IN INVESTING ACTIVITIES	(444,938)	(1,313,704)
CASH FLOWS FROM FINANCING ACTIVITIES
Deposits accepted, net of repayments	(2,029,262)	957,499
Extinguishment of Senior Notes	–	(9,636)
Dividends paid	(9,489)	(24,806)
Excess tax benefits related to share-based payments	–	2,050
Purchase of Company common stock for deferred compensation plans	(14,110)	(40,601)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES — CONTINUING OPERATIONS	(2,052,861)	884,506
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES — DISCONTINUED OPERATIONS	(1,060,000)	281,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,112,861)	1,165,506
Increase (decrease) in cash and cash equivalents	1,896,426	(248,502)
Cash and cash equivalents at beginning of period	761,642	768,643

Cash and cash equivalents at end of period	$2,658,068	$520,141

The accompanying notes are an integral part of these statements.

4     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

Fremont General Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(Thousands of dollars)	2007	2006	2007	2006

Net income (loss)	$18,301	$29,525	$(837,493)	$113,136
Other comprehensive income (loss):
Net change in unrealized gains (losses) during the period:
Residual interests in securitized loans	(1,999)	(4,023)	(8,408)	2,010
Investment securities	2,608	(149)	2,607	1,909

	609	(4,172)	(5,801)	3,919
Less income tax expense (benefit)	246	(1,656)	(2,297)	1,514

Other comprehensive income (loss)	363	(2,516)	(3,504)	2,405

Total comprehensive income (loss)	$18,664	$27,009	$(840,997)	$115,541

2007 QUARTERLY REPORT     5

Fremont General Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 —	BASIS OF PRESENTATION

Overview

Fremont General Corporation (“Fremont General” or when combined with its subsidiaries, the “Company”) is a financial services holding company. Fremont General’s financial services operations are consolidated within Fremont General Credit Corporation (“FGCC”), through its California industrial bank subsidiary, Fremont Investment & Loan (“FIL”). FIL offers certificates of deposit and savings and money market deposit accounts through its 22 retail banking branches in California. FIL’s deposit accounts are insured up to the maximum legal limit by the Federal Deposit Insurance Corporation (“FDIC”). For portions of the nine month period ended September 30, 2007, the Company was engaged in commercial and residential (consumer) real estate lending businesses on a nationwide basis.

Exit from Sub-prime Mortgage Business; Cease and Desist Order.  During 2007, the sub-prime residential real estate market experienced a significant deterioration that included increases in borrower delinquencies and a deterioration of credit that resulted in a substantial increase in the amount of loan repurchases and repricings on the Company’s residential real estate whole loan sales. These repurchases and repricings were due primarily to early payment defaults and breaches of representations and warranties. As a result of the increase in repurchases and repricings, during the third quarter of 2007, the Company recorded provisions of $5.3 million and $9.0 million to its residential real estate loan valuation and repurchase reserves, respectively, and $523.0 million and $265.6 million, respectively, during the nine months ended September 30, 2007. For further information concerning activity in these reserves during 2007 and the comparable period in 2006 see Note 6.

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

The Order requires, among other things, that FIL make a variety of changes in its sub-prime residential loan origination business and also calls for certain changes in its commercial real estate lending business. As more fully described elsewhere in this report, the Company has exited its sub-prime residential real estate operations and has sold its commercial real estate lending business and related loan portfolio. In addition, the Order requires that FIL adopt a Capital Adequacy Plan to maintain adequate Tier-1 Leverage capital in relation to its risk profile. Further, the Order mandates various specific management requirements, including having and retaining qualified management acceptable to the FDIC and the Department of Financial Institutions of the State of California (“DFI”), and provides for enhanced regulatory oversight over FIL’s operations. The Order is more fully described in a Current Report on Form 8-K filed by the Company on March 7, 2007.

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

6     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

estate sector, even if such transactions are completed, there can be no assurances that the consideration received in such sales will provide substantial benefit to the Company’s operating results or financial position.

For further information concerning the remaining assets and liabilities of the Company’s discontinued residential real estate operations see Note 6.

Commercial Real Estate Transaction.  On July 2, 2007, FIL completed the disposition of its commercial real estate lending business and related loan portfolio to iStar Financial Inc. (“iStar”) pursuant to an Asset Purchase Agreement entered into on May 21, 2007. FIL sold its entire $6.27 billion commercial real estate loan portfolio and majority of the non-loan assets used in the business to iStar and received $1.89 billion in cash plus a $4.2 billion participation interest in the sold portfolio. The $1.89 billion in cash represented 30% of the unpaid principal balance of the loan portfolio as of the closing, net of a purchase discount. The $4.2 billion participation interest in the total loan portfolio represented 70% of the unpaid principal balance of the loan portfolio as of the closing, net of a purchase discount. The participation interest bears interest at LIBOR + 150 basis points. FIL’s participation interest in the loan portfolio is governed by a participation agreement pursuant to which FIL is entitled to receive 70% of all principal payments on the loans sold to iStar, including with respect to any portion of the unfunded commitments with respect to such loans that are subsequently funded by iStar. In connection with the transaction, iStar assumed all obligations with respect to the loan portfolio after the closing date (including the obligation to fund approximately $3.72 billion of existing unfunded commitments) and the obligations under certain assumed leases and intellectual property contracts. As of the closing date, iStar employed substantially all of the employees previously engaged in the Company’s commercial real estate lending business. For further information concerning the results of the sale of the commercial real estate loan portfolio and related assets to iStar see Notes 5 and 8.

Third Quarter Operations.  As described above, by the beginning of the third quarter of 2007, the Company had disposed of its residential real estate loan origination operations, a significant portion of its remaining residential real estate assets and had completed the sale of its commercial real estate lending business and related loan portfolio. The continuing operations that remained during the third quarter of 2007 consisted primarily of the Company’s retail banking operations, which continued to accept and maintain retail deposit accounts. In addition, during the third quarter of 2007, the Company began recognizing interest income on the participation interest in the commercial real estate loan portfolio sold to iStar. With respect to its discontinued operations, during the third quarter of 2007 the Company continued to service residential real estate loans and recognize interest income on its remaining residential real estate assets classified as held for sale.

Subsequent Events

Transaction with Gerald J. Ford.  On May 21, 2007, Fremont General and FIL entered into an Investment Agreement with an entity controlled by Gerald J. Ford providing for the acquisition by an investor group led by Mr. Ford of a combination of approximately $80 million in exchangeable non-cumulative preferred stock of FIL and warrants to acquire additional common stock of Fremont General. On September 26, 2007, the Company announced that it had been advised by Mr. Ford that, in light of certain developments pertaining to Fremont General and FIL, Mr. Ford was not prepared to consummate such transactions on the terms set forth in the Investment Agreement. The Company said that, while it did not necessarily agree with the factual positions taken by Mr. Ford, it was in discussions with Mr. Ford concerning revised terms under which an entity controlled by Mr. Ford would proceed with an $80 million investment in exchangeable preferred stock of FIL and receive warrants to acquire additional common stock of Fremont General. On October 29, 2007, the Investment Agreement was terminated. On October 30, 2007, the Company announced that it had ceased discussions with Mr. Ford. The Company is continuing to explore strategic alternatives with the assistance of Credit Suisse Securities LLC. There can be no assurances as to whether or when it will be able to enter into an agreement with respect to or complete any such alternative.

Stockholder Rights Plan.  On October 23, 2007, Fremont General entered into a Stockholder Rights Plan (the “Rights Plan”) under which one right was distributed as a dividend for each share of common stock held by stockholders of record as of the close of business on November 2, 2007. The Rights Plan has been adopted as

2007 QUARTERLY REPORT     7

a means to assist in the preservation of the use of previously accumulated net operating losses, as described below.

The Company has net operating losses (“NOLs”) that may in the future offset the Company’s taxable income, if any. U.S. federal income tax law imposes significant limitations on the ability of a corporation to use its NOLs to offset income in circumstances where such corporation has experienced a “change in ownership.” Generally, there is a change in ownership if, at any time, one or more 5% stockholders have aggregate increases in their ownership in the corporation of more than 50 percentage points looking back over the prior three-year period. One of the principal reasons for adopting the Rights Plan is to dissuade investors from aggregating ownership in the Company and triggering such a change in ownership. The Rights Plan is designed to reduce the likelihood of a change in ownership by, among other things, discouraging any person or group from acquiring additional shares of the Company’s common stock. The Rights Plan was not adopted in response to any effort to acquire control of the Company.

To help preserve the benefit of the NOLs, the Company intends to submit for stockholder approval at its 2008 Annual Meeting an amendment to its articles of incorporation to restrict certain acquisitions of the Company’s common stock so as to reduce the likelihood of triggering a change in ownership as defined for purposes of preserving the NOL. The Board of Directors intends to terminate the Rights Plan if such amendment is approved.

Under the Rights Plan, each right initially will entitle stockholders to purchase a fraction of a share of preferred stock at a purchase price of $12.00, subject to adjustment as provided in the Rights Plan. Subject to the exceptions and limitations contained in the Rights Plan, the rights generally will be exercisable only if a person or group acquires beneficial ownership of 5% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 5% or more of the Company’s common stock. Unless earlier terminated, the rights will expire on November 2, 2017.

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

When an operation meets the criteria for “held for sale accounting” as defined in SFAS No. 144, the operation is evaluated to determine whether the carrying value exceeds its fair value less costs to sell. Any loss resulting from the carrying value exceeding the fair value less costs to sell is recorded in the statement of operations in the period the operation meets the criteria for held for sale accounting. Management judgment is required to both assess the criteria required for held for sale accounting as well as to estimate fair value. Changes in the operation could cause it to no longer qualify for held for sale accounting and changes in fair value could result in an increase or decrease to previously recognized losses. For additional information concerning the Company’s discontinued operations see Note 6.

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

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the

8     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for the fair presentation of the interim financial statements have been included. See Note 6 for additional information concerning the results of the Company’s discontinued operations and Note 8 for information concerning the gain on sale and exit costs related to the disposal of the Company’s commercial real estate lending business and related loan portfolio.

The operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step approach for the recognition and measurement of a tax position taken or expected to be taken in an entity’s tax return. The first step in the evaluation of a tax position is recognition: The Company must determine whether it is more likely than not that a given tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In this evaluation the Company must presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position meeting the more-likely-than-not recognition threshold is recorded at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company adopted FIN No. 48 effective January 1, 2007 resulting in a charge to beginning retained earnings of approximately $3.4 million. See Note 9 for further information on the impact of adopting FIN No. 48 and other tax related information.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and provides for

2007 QUARTERLY REPORT     9

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

NOTE 3 — CASH AND CASH EQUIVALENTS

Cash and cash equivalents are summarized in the following table as of the dates indicated:

	September 30,	December 31,

(Thousands of dollars)	2007	2006

Cash on hand	$584	$248
Deposits in other financial institutions	2,520	118,228
FHLB shareholder transaction account	10,000	397,548
Federal Reserve account	370,699	2,078
U.S. Government, Agency and money market funds	2,227,103	169,545
Short-term money market funds	47,162	46,971
Short-term commercial paper	–	27,024

Total cash and cash equivalents	$2,658,068	$761,642

The FHLB shareholder transaction account represents a short-term interest-bearing account with the Federal Home Loan Bank of San Francisco. The Company’s commercial paper holdings have ratings of A1 / P1 / F1 or better. The short-term money market funds have AAA / Aaa money market fund ratings. As of September 30, 2007, $1.3 million in deposits in other financial institutions were restricted. No other cash and cash equivalents were restricted as of September 30, 2007 and December 31, 2006.

NOTE 4 — INVESTMENT SECURITIES CLASSIFIED AS AVAILABLE-FOR-SALE

The amortized cost, unrealized gains, unrealized losses and fair value of the Company’s investment securities classified as available-for-sale as of September 30, 2007 were as follows:

	Amortized	Unrealized	Unrealized	Fair
(Thousands of dollars)	Cost	Gains	Losses	Value

Agency mortgage-backed securities classified as available-for-sale	$1,174,751	$1,123	$(16)	$1,175,858

10     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

There were no realized gains or losses on the available-for-sale securities during the nine months ended September 30, 2007. Unrealized gains or losses are included in other comprehensive income.

NOTE 5 — PARTICIPATION INTEREST

As more fully described in Note 1, on July 2, 2007, FIL completed the sale of its commercial real estate lending business and related loan portfolio to iStar. FIL sold its entire $6.27 billion commercial real estate loan portfolio and majority of the non-loan assets used in the business to iStar and received $1.89 billion in cash plus a $4.2 billion participation interest in the sold portfolio. The terms of the agreement call for iStar to provide the Company with principal paydowns on a monthly basis plus interest payments on the unpaid principal balance at LIBOR + 150 basis points. The following table summarizes the activity in the Company’s participation interest for the period indicated.

Three Months Ended
(Thousands of dollars)	September 30, 2007

Beginning balance	$–
Participation interest received	4,201,208
Principal payments	(576,948)

Ending balance	$3,624,260

During the three months ended September 30, 2007, the Company recognized $70.7 million in interest income on the participation interest.

NOTE 6 — DISCONTINUED OPERATIONS

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

2007 QUARTERLY REPORT     11

Assets and Liabilities of Discontinued Operations

The major classifications of assets and liabilities of the Company’s discontinued operations are summarized as follows as of the dates indicated:

	September 30,	December 31,

(Thousands of dollars)	2007	2006

Residential real estate loans held for sale — net	$511,738	$4,949,747
Servicing advances	264,242	92,175
Mortgage servicing rights — net	47,974	101,172
Real Estate Owned	26,532	12,790
Residual interests in securitized loans at fair value	16,728	85,468
Loans receivable	10,917	8,568
Accrued interest receivable	5,118	18,572
Investment securities classified as available-for-sale	16,295	21,282
Other assets	7,281	26,146

Total assets to be sold	$906,825	$5,315,920

Loan repurchase reserve	$100,104	$140,923
Premium repurchase and recapture reserves	61	8,442
Federal Home Loan Bank advances	–	1,060,000
Other liabilities	14,285	97,840

Total liabilities	$114,450	$1,307,205

Residential Real Estate Loans Held for Sale and Valuation Reserve:  Residential real estate loans held for sale are aggregated prior to their sale and are carried at the lower of aggregate cost or estimated fair value less costs to sell. Estimated fair values are based upon current secondary market prices for loans with similar coupons, maturities and credit quality. The following tables detail the residential real estate loans held for sale included in discontinued operations and the valuation reserve to adjust the loans to estimated fair value less costs to sell as of the dates indicated:

Residential Real Estate Loans Held For Sale	September 30,	December 31,

(Thousands of dollars)	2007	2006

Loan principal balance:
First trust deeds	$836,977	$4,843,547
Second trust deeds	155,335	345,845

	992,312	5,189,392
Net deferred direct origination costs	3,682	38,940

	995,994	5,228,332
Valuation reserve	(484,256)	(278,585)

Loans held for sale — net	$511,738	$4,949,747

Loans held for sale on non-accrual status	$221,500	$64,652

Valuation Reserve	Three Months Ended September 30,		Nine Months Ended September 30,

(Thousands of dollars)	2007	2006	2007	2006

Beginning balance	$481,838	$74,433	$278,585	$32,753
Provision	5,321	39,820	522,984	87,100
Discounted sales	(103,004)	(61,928)	(574,031)	(111,416)
Charge-offs	(18,405)	(4,419)	(31,356)	(9,289)
Transfer from repurchase reserve	118,506	48,379	288,074	97,137

Ending balance	$484,256	$96,285	$484,256	$96,285

12     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

In cases where the borrower experiences difficulties and the Company makes certain concessionary modifications to contractual terms (typically a reduction of the interest rate charges), the loan is classified as modified (i.e. restructured) accruing loan if the loan is performing in accordance with the agreed upon modified loan terms and projected cash proceeds are deemed sufficient to repay both principal and interest.

During the third quarters of 2007 and 2006, the Company modified residential real estate loans with a total unpaid principal balance of approximately $22.2 million and $0.0 million, respectively. During the first nine months of 2007 and 2006, the Company modified residential real estate loans with a total unpaid principal balance of approximately $28.9 million and $0.0 million, respectively. Modified residential real estate loans on accrual status as of September 30, 2007 and 2006 was $10.0 million and $0.0 million, respectively.

Servicing Advances:  As a loan servicer, the Company is required to make certain advances on specific loans it is servicing to the securitization trusts that hold the loans, and loans owned by the Company, to the extent such advances are deemed collectible by the Company, from collections related to the individual loans. The total amount of servicing advances outstanding was $264.2 million and $92.2 million as of September 30, 2007 and December 31, 2006, respectively.

Mortgage Servicing Rights:  The following table summarizes the activity in the Company’s mortgage servicing rights asset within discontinued operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Thousands of dollars)	2007	2006	2007	2006

Beginning balance	$75,505	$62,739	$101,677	$46,022
Additions (sales)	–	35,119	5,495	68,739
Amortization	(7,302)	(12,975)	(38,969)	(29,878)

Ending balance before valuation allowance	68,203	84,883	68,203	84,883
Valuation allowance:
Beginning balance	(12,735)	–	(505)	–
Provision for temporary impairment	(7,494)	–	(19,724)	–
Ending balance	(20,229)	–	(20,229)	–

Mortgage servicing rights — net	$47,974	$84,883	$47,974	$84,883

Estimated fair value	$53,279	$90,967	$53,279	$90,967

The key economic assumptions used in subsequently measuring the fair value of the Company’s MSRs as of the dates indicated are as follows:

	September 30,	December 31,

	2007	2006

Weighted-average life (years)	1.8	1.4
Weighted-average annual prepayment speed	25.4%	38.8%
Weighted-average annual discount rate	19.8%	19.6%

Residual Interests in Securitized Loans:  The following table summarizes the activity of the Company’s retained residual interests within discontinued operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Thousands of dollars)	2007	2006	2007	2006

Beginning balance at fair value	$34,932	$107,535	$85,468	$170,723
Additions (sales)	–	22,642	–	(41,994)
Interest accretion	7,184	8,946	21,409	41,705
Cash received	(19,240)	(2,401)	(72,634)	(33,993)
Change in unrealized losses	(1,999)	(4,023)	(8,408)	2,010
Other-than-temporary impairment	(4,149)	–	(9,107)	(5,752)

Ending balance at fair value	$16,728	$132,699	$16,728	$132,699

2007 QUARTERLY REPORT     13

The following table summarizes delinquencies and credit losses for the loans underlying the Company’s outstanding securitization transactions as of the dates indicated:

	September 30,	December 31,

(Thousands of dollars)	2007	2006

Original principal amount of loans securitized	$17,536,329	$17,536,329
Current principal amount of loans securitized	$8,809,326	$10,938,440
Current delinquent principal amount (over 60 days)	$1,891,265	$1,142,794
Inception to date credit losses (net of recoveries)	$188,577	$53,241

Key economic assumptions used in subsequently measuring the fair value of the Company’s residual interests as of the dates indicated are as follows:

	September 30,	December 31,

	2007	2006

Weighted-average life (years)	2.6	2.5
Weighted-average annual prepayment speed	28.2%	25.0%
Weighted-average lifetime credit losses	5.7%	5.5%
Weighted-average annual discount rate	35.0%	24.0%

Loan Repurchase Reserve:  As the residential real estate loans held for sale are sold, the Company makes standard industry representations and warranties about the loans. The Company may have to subsequently repurchase certain loans due to defects that occurred in the origination of the loans. During the third quarters of 2007 and 2006, the Company repurchased a total of $279.1 million and $294.2 million in loans, respectively. During the first nine months of 2007 and 2006, the Company repurchased a total of $931.8 million and $532.8 million in loans, respectively. The following table summarizes the activity in the repurchase reserve related to residential loans which is included in discontinued operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Thousands of dollars)	2007	2006	2007	2006

Beginning balance	$214,638	$57,586	$140,923	$14,556
Provision	9,047	31,184	265,636	141,479
Charge-offs for loan repricing	(5,075)	(6,199)	(18,381)	(24,706)
Transfer to valuation reserve	(118,506)	(48,379)	(288,074)	(97,137)

Ending balance	$100,104	$34,192	$100,104	$34,192

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

	Three Months Ended September 30,		Nine Months Ended September 30,

(Thousands of dollars)	2007	2006	2007	2006

Beginning balance	$436	$10,661	$8,442	$4,259
Provision for premium recapture on repurchased loans	(11,523)	2,858	(20,065)	12,629
Provision for standard premium recapture	–	2,855	(568)	10,484
Refunds	11,148	(10,041)	12,252	(21,039)

Ending balance	$61	$6,333	$61	$6,333

14     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

Operating Results of Discontinued Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Thousands of dollars)	2007	2006	2007	2006

Interest income	$16,954	$144,379	$217,656	$484,841
Non-interest income	3,142	4,918	(865,124)	22,538

Revenues from discontinued operations	$20,096	$149,297	$(647,468)	$507,379

Loss on sale of discontinued operations	$(4,141)	$(9,623)	$(881,116)	$(16,425)
Interest income	16,954	144,379	217,656	484,841
Interest expense	(15,357)	(86,270)	(146,361)	(262,090)
Provision for loan loss	15	(5)	–	8
Loan servicing income	26,647	26,427	90,314	71,258
Mortgage servicing rights amortization and impairment provision	(14,796)	(12,975)	(61,893)	(29,878)
Impairment on residual interests	(5,148)	–	(15,479)	(5,752)
Other non-interest income	580	1,089	3,050	3,335
Compensation and related	(13,959)	(29,868)	(83,362)	(94,125)
Occupancy	(4,879)	(4,929)	(19,725)	(13,885)
Other non-interest expense	(9,291)	(16,391)	(65,213)	(42,760)

Income (loss) from discontinued operations	(23,375)	11,834	(962,129)	94,527
Income tax (expense) benefit	9,480	(4,986)	92,356	(38,101)

Income (loss) from discontinued operations, net of income taxes	$(13,895)	$6,848	$(869,773)	$56,426

The loss from discontinued operations, net of income taxes, was $13.9 million for the third quarter of 2007, representing a $0.18 diluted loss per share, compared to income from discontinued operations, net of income taxes, of $6.8 million, or $0.09 diluted income per share for the third quarter of 2006. During the first nine months of 2007, the loss from discontinued operations, net of income taxes, was $869.8 million, representing a $11.25 diluted loss per share, compared to income from discontinued operations, net of income taxes, of $56.4 million, or $0.74 diluted income per share for the comparable period in 2006.

In accordance with SFAS No. 128, “Earnings per Share,” for the three and nine months ended September 30, 2007, the Company calculated the diluted loss per share from discontinued operations, net of income taxes, using the same number of potential common shares used in computing the diluted income per share from continuing operations even though the results were antidilutive with respect to the discontinued operations basic per share amounts.

During the third quarter of 2007, the Company recorded a realized loss of $4.1 million, net of valuation reserves, related to the sale of $234.9 million of residential real estate loans held for sale. During the nine months ended September 30, 2007, the Company recognized a loss of $881.1 million, net of valuation reserves related to the sale of $8.75 billion of residential real estate loans held for sale. Expense provisions related to the residential real estate loan valuation, repurchase and premium recapture reserves are included in these losses. In addition, during third quarter and the first nine months of 2007, the Company recognized $664,000 and $39.4 million, respectively, in adjustments to write down the carrying value of the residential real estate held for sale assets to their estimated fair value less costs to sell.

During the third quarters of 2007 and 2006, the Company recognized $8.9 million and $123.0 million, respectively, in interest income on the residential real estate loan portfolio. During the nine months ended September 30, 2007 and 2006, the Company recognized $195.4 million and $396.5 million, respectively, in interest income on the residential real estate loan portfolio.

During the third quarter of 2007, the Company continued to service residential real estate loans, recognizing loan servicing income of $26.6 million as compared to $26.4 million during the third quarter of 2006. During the nine months ended September 30, 2007 and 2006, the Company recognized $90.3 million and $71.3 million, respectively, in loan servicing income. The Company was servicing to maturity $15.38 billion and $18.12 billion in principal balance of loans as of September 30, 2007 and December 31, 2006, respectively.

The loss from discontinued operations for the three and nine months ended September 30, 2007 includes $4.8 million and $10.1 million, respectively, in charges for one time severance payments paid to employees of the residential real estate loan origination operations and related support staff. In addition, during the same

2007 QUARTERLY REPORT     15

periods, the Company recorded $4.0 million and $14.7 million, respectively, of charges for lease termination costs related to the Company’s residential real estate loan origination offices.

During the nine months ended September 30, 2007, cash flows related to residential real estate loan originations and proceeds realized on the sale of such loans were $3.89 billion and $7.81 billion, respectively, and during the nine months ended September 30, 2006, such cash flows were $25.84 billion and $25.31 billion, respectively. These amounts are included in cash flows from operating activities in the Company’s consolidated statements of cash flows.

NOTE 7 —	REAL ESTATE OWNED

The Company’s real estate owned (“REO”) consists of property acquired through or in lieu of foreclosure on loans secured by real estate. REO is reported in the financial statements at the lower of cost or estimated realizable value (net of estimated costs to sell). REO consisted of the following as of the dates indicated:

	September 30,	December 31,

(Thousands of dollars)	2007	2006

Commercial real estate	$–	$299

Valuation reserve	–	–

Real estate owned — net	$–	$299

During the third quarter of 2007, the Company disposed of its remaining commercial REO property.

NOTE 8 —	SALE OF COMMERCIAL REAL ESTATE LOANS AND EXIT AND DISPOSAL COSTS

As more fully described in Note 1, the Company completed the sale of its entire $6.27 billion commercial real estate loan portfolio and majority of the non-loan assets used in the business to iStar in July 2007, and received cash of $1.89 billion and a 70% participation interest of $4.2 billion in the loans sold. Due to the participation, cash flows from the component will not be eliminated from the Company’s ongoing operations. Because the Company expects significant cash inflows will be received as a result of the continuation of activities between itself and the commercial real estate component, the sale does not result in the classification of the commercial real estate operation as discontinued, as defined by EITF No. 03-13. Based on management’s decision to sell the commercial loan portfolio in the first quarter of 2007, the Company reclassified the commercial real estate loans from held for investment to held for sale. The Company recorded a $65.6 million gain during the third quarter of 2007 related to the sale of the commercial real estate loan portfolio and related assets to iStar as detailed in the tables below:

(Thousands of dollars)

SALE OF COMMERCIAL REAL ESTATE LOANS
Loans outstanding (gross)	$6,270,667
Accrued interest	43,219
Discount	(268,942)

Net price	6,044,944

Loans outstanding	6,263,168
Unamortized deferred origination fees and costs	(45,470)
Carrying value adjustment	(232,465)
Accrued interest and other	41,568

Commercial real estate loans carrying value and accrued interest	6,026,801

Gain on sale of commercial real estate loans	$18,143

(Thousands of dollars)

SALE OF COMMERCIAL REAL ESTATE ASSETS
Cash received	$50,000
Carrying value of assets sold	2,486

Gain on sale of other assets	$47,514

16     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

In connection with the iStar sale, approximately 131 employees in the commercial real estate loan origination operation transferred to iStar. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded employee severance charges for terminated employees that did not transfer to iStar in the amounts of $129,000 and $6.3 million, respectively, as part of compensation and related costs during the third quarter and first nine months of 2007. In addition, during the third quarter and first nine months of 2007, the Company incurred $1.3 million and $2.6 million, respectively, in other charges related to the sale of the commercial real estate loan origination operation and related loan portfolio. These charges are included in other non-interest expense in the consolidated statements of operations.

During the first nine months of 2007, the Company recognized losses of $1.8 million related to the sale of commercial real estate loans unrelated to the iStar transaction.

NOTE 9 —	INCOME TAXES

The major components of income tax expense from continuing operations are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Thousands of dollars)	2007	2006	2007	2006

Federal:
Current	$(2,606)	$15,495	$8,484	$26,732
Deferred	20,572	(2,715)	13,035	6,196

	17,966	12,780	21,519	32,928

State:
Current	(538)	(588)	1,767	1,396
Deferred	4,310	(2)	1,232	473

	3,772	(590)	2,999	1,869

Total income tax expense (benefit)	$21,738	$12,190	$24,518	$34,797

For the nine month period ended September 30, 2007, the Company recorded an income tax benefit relating to its discontinued operations of $(92.4) million for 2007 of which $(133.0) million was current and $40.6 million was deferred. Included in the deferred tax expense was an addition to the deferred tax asset valuation allowance of $277.1 million. During the first nine months of 2006, the Company recorded an income tax expense relating to its discontinued operations of $38.1 million of which $66.0 million was current and $(27.9) million was deferred.

The deferred income tax balance includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company’s deferred tax assets are summarized in the following table:

	September 30,	December 31,

(Thousands of dollars)	2007	2006

Deferred tax assets:
Mark-to-market on loans held for sale	$–	$7,398
Premium recapture and repurchase reserves	42,249	62,136
Allowance for loan losses	2,053	40,262
Compensation related items	53,453	29,150
Net operating loss carryforward	262,556	21,005
Other — net	9,144	164

Total deferred tax assets	369,455	160,115
Deferred tax liabilities:
Loan origination costs and fees	–	(16,902)
Mortgage servicing	(19,716)	(37,718)
State income and franchise taxes	(37,653)	(17,924)

Total deferred tax liabilities	(57,369)	(72,544)

Net deferred tax asset before valuation allowance	312,086	87,571
Valuation allowance	(312,086)	(34,995)

Net deferred tax asset after valuation allowance	$–	$52,576

2007 QUARTERLY REPORT     17

The Company has accrued the expected tax and interest exposure for tax matters that are either in the process of resolution or have been identified as having the potential for adjustment. These matters primarily consist of issues relating to the discontinued insurance operations, the apportionment of income to various states and the deduction of certain expenses.

In assessing the realization of deferred income tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends on the ability to recover previously paid taxes through loss carrybacks and the generation of future taxable income during the periods in which temporary differences become deductible. At September 30, 2007, it was the Company’s opinion that it was not likely that the deferred tax asset would be realized and a full valuation reserve was recorded for the deferred tax asset.

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

The Company records interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. At January 1, 2007, the Company had accrued $1.8 million and $100,000 for the potential payments of interest and penalties.

The Internal Revenue Service is currently examining the Company’s 2004, 2005 and 2006 income tax returns. The California Franchise Tax Board has examined the Company’s franchise tax returns through the 2004 tax year.

NOTE 10 —	OTHER NON-INTEREST EXPENSE

Other non-interest expense categories for the third quarter and nine months ended September 30, 2007 and 2006 are summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Thousands of dollars)	2007	2006	2007	2006

Legal, professional and other outside services	$11,551	$7,445	$33,061	$18,561
Information technology	2,142	4,520	8,714	11,944
Printing, supplies and postage	722	1,235	2,048	3,867
Advertising and promotion	651	1,811	3,764	5,398
Auto and travel	536	1,285	2,479	3,589
Leasing and loan	28	252	1,368	700
Net real estate owned	(4,574)	176	(4,325)	(6,791)
Telephone	428	617	2,028	2,019
FDIC and DFI	6,702	383	25,438	2,370
Other	1,264	1,867	1,566	7,459

Total other non-interest expense	$19,450	$19,591	$76,141	$49,116

NOTE 11 —	DEBT — FREMONT GENERAL CORPORATION

The debt of Fremont General is detailed in the following table; none of the Fremont General debt is guaranteed by FIL.

	September 30,	December 31,

(Thousands of dollars)	2007	2006

Senior Notes due 2009, less discount (2007 — $419; 2006 — $635)	$166,111	$165,895
Junior Subordinated Debentures	103,093	103,093

Total	$269,204	$268,988

During the nine months ended September 30, 2007, there were no repurchases of either Senior Notes or Junior Subordinated Debentures.

18     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

NOTE 12 —	DEPOSITS, FHLB ADVANCES, FEDERAL RESERVE AND WAREHOUSE LINES OF CREDIT — FIL

During the first nine months of 2007, FIL utilized the issuance of deposits, which are insured up to the maximum legal limit by the FDIC, Federal Home Loan Bank (“FHLB”) advances, Federal Reserve and warehouse lines of credit in funding its operations.

As of September 30, 2007, the weighted-average interest rate for savings and money market deposit accounts was 4.13% and for certificates of deposit it was 5.18%. The weighted-average interest rate for all deposits at September 30, 2007 was 5.00%.

Certificates of deposit as of September 30, 2007 are detailed by maturity and rates as follows:

(Thousands of dollars, except percents)
		Weighted
Maturing by September 30,	Amount	Average Rate

2008	$6,479,981	5.18%
2009	76,444	5.63%
2010	10,476	4.88%
2011	10,167	5.26%
2012	8,957	4.99%

	$6,586,025	5.18%

Of the $6.59 billion in total certificates of deposit outstanding at September 30, 2007, $659.9 million were obtained through brokers.

Interest expense on deposits is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Thousands of dollars)	2007	2006	2007	2006

Savings and money market deposit accounts	$15,949	$15,917	$53,908	$44,215
Certificates of deposit	99,175	97,973	322,675	267,102
Penalties for early withdrawal	(392)	(186)	(1,590)	(543)

Total interest expense	$114,732	$113,704	$374,993	$310,774

Interest expense in the table above reflects the net interest expense the Company incurred on its deposit accounts during the respective periods indicated. Interest expense is charged back to both the commercial real estate operations as well as the residential real estate (discontinued) operations for the use of funds generated by the Company’s corporate and retail banking operations.

Total interest payments on deposits were $121.9 million and $114.8 million, during the third quarters of 2007 and 2006, respectively, and $374.0 million and $305.1 million for the nine months ended September 30, 2007 and 2006, respectively.

During the first six months of 2007, FIL utilized additional financing through advances from the FHLB. FIL’s credit line with the FHLB had a maximum financing availability that was based on a percentage of FIL’s regulatory assets, to which the actual borrowing capacity was subject to collateralization and certain collateral sublimits and eligibility limitations. In March 2007, following the issuance of the Order and the Company’s exit from the residential real estate lending business, the FHLB limited FIL’s borrowing capacity to existing outstanding debt of $3.67 billion. By March 31, 2007, FIL had utilized $2.30 billion in proceeds from loan sales and $618.1 million in debt from a warehouse lending facility to reduce the outstanding FHLB debt to $800.0 million. As of June 30, 2007, outstanding FHLB debt was zero and all pledged collateral was released by the FHLB to FIL. As of September 30, 2007 FIL did not maintain any pledged collateral with the FHLB.

In the first quarter of 2007, FIL pledged eligible commercial real estate loans to the Federal Reserve Bank of San Francisco under the Primary Credit program (the “Program”). There was no outstanding debt at any time during 2007 under the Program. In June 2007, in anticipation of the iStar Transaction, FIL removed all commercial real estate loans pledged as collateral under the Program. As of September 30, 2007, FIL did not maintain any pledged collateral with the Federal Reserve Bank.

2007 QUARTERLY REPORT     19

In the first quarter of 2007, in connection with the Company’s exit from the residential real estate lending business, FIL mutually terminated two of four existing warehouse financing lines and elected to allow one financing facility to expire. As of March 31, 2007, outstanding debt on the remaining warehouse facility was $618.0 million. On April 30, 2007 all outstanding debt on this facility was repaid. In June 2007, the remaining warehouse financing facility expired. As of September 30, 2007, FIL did not have any warehouse financing lines.

NOTE 13 —	OTHER ASSETS AND LIABILITIES

The following tables detail the composition of the Company’s other assets and other liabilities as of the dates indicated:

	September 30,	December 31,

(Thousands of dollars)	2007	2006

OTHER ASSETS
Federal and state(s) income taxes receivable	$287,180	$220,936
Assets held in SERP — mutual funds	26,377	33,536
Other	27,580	14,460

Total other assets	$341,137	$268,932

	September 30,	December 31,

(Thousands of dollars)	2007	2006

OTHER LIABILITIES
Accounts payable	$51,542	$30,256
Deferred compensation obligation	28,650	52,926
Accrued interest payable	27,060	29,884
Accrued incentive compensation	9,724	32,368
Restricted stock accrual	2,351	14,786
Accrued ESOP expense	–	15,664
Other	22,602	34,702

Total other liabilities	$141,929	$210,586

NOTE 14 —	SHARE-BASED PAYMENTS

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

Stock Options
During the years 1989 to 1997, non-qualified stock options were granted at exercise prices equal to the fair value of the stock on the date of grant. Grantees vested at the rate of 25% per year beginning on the first anniversary of the grants that expire after ten years. The remaining 468,000 non-qualified option shares outstanding and exercisable as of December 31, 2006 expired in February 2007. There are no outstanding option shares as of September 30, 2007.

Restricted Stock Awards
Under SFAS No. 123(R), “Share-Based Payment,” the Company recognizes compensation expense related to its restricted stock awards based on the greater of the fair value of the shares awarded as of the grant date or the current fair value as of the reporting date. Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period (generally two to ten years). The compensation expense (benefit) that has been charged against (credited to) income for share-based compensation was $(1.1) million and $3.3 million for the three months ended September 30, 2007 and 2006, respectively, and $5.9 million and $9.8 million for the nine months ended September 30, 2007 and 2006, respectively.

20     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2007 and changes during the nine month period then ended is presented below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2006	3,091,640	$16.50
Granted	359,000	5.47
Vested	(849,010)	18.23
Forfeited	(1,088,370)	15.38

Nonvested at September 30, 2007	1,513,260	$13.69

The fair value of nonvested restricted stock awards is determined based on the closing trade price of the Company’s shares on the grant date. As of September 30, 2007, there was $12.1 million of total unrecognized compensation cost related to nonvested restricted stock awards.

NOTE 15 —	DEFERRED COMPENSATION

The Company periodically contributes cash to an employee benefits trust (“GSOP”) in order to pre-fund contributions to various employee benefit plans (e.g., 401(K) match, Employee Stock Ownership Plan contribution, etc.).

The Company also maintains a Supplemental Executive Retirement Plan (“SERP”) and Excess Benefit Plan (“EBP”), both of which are deferred compensation plans designed to provide certain employees the ability to receive benefits that would be otherwise lost under the Company’s qualified retirement plans due to statutory or other limits on salary deferral and matching contributions.

The following table details the composition of the Company’s deferred compensation balance as of the dates indicated:

	September 30,	December 31,

(Thousands of dollars)	2007	2006

SERP and EBP	$6,823	$18,209
GSOP	1,182	2,485

Total deferred compensation	$8,005	$20,694

NOTE 16 —	INDUSTRIAL BANK REGULATORY CAPITAL

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

The terms of the Order require FIL to submit to the FDIC a capital plan that includes a Tier-1 Leverage capital ratio of not less than 14%. FIL’s actual regulatory amounts and ratios and the related standard regulatory

2007 QUARTERLY REPORT     21

minimum amounts and ratios required to qualify as well-capitalized are detailed in the following tables as of the dates indicated:

			September 30, 2007

			Minimum
		Actual	Required

(Thousands of dollars, except percents)	Amount	Ratio	Amount	Ratio

Tier-1 Leverage Capital	$548,331	5.70%	$1,345,617	14.00%
Risk-Based Capital:
Tier-1	548,331	10.45%	314,837	6.00%
Total	548,640	10.46%	524,728	10.00%

			December 31, 2006

			Minimum
		Actual	Required

(Thousands of dollars, except percents)	Amount	Ratio	Amount		Ratio

Tier-1 Leverage Capital	$1,326,563	10.09%	$657,061	*	5.00%*
Risk-Based Capital:
Tier-1	1,326,563	8.77%	907,639		6.00%
Total	1,392,814	9.21%	1,512,732		10.00%

*	Based on the terms of the Order consented to on March 7, 2007, the minimum required amount and ratio would have been $1,839,772 and 14%, respectively.

The following table details the calculation of the respective capital amounts at FIL as of the dates indicated:

	September 30,	December 31,

(Thousands of dollars)	2007	2006

Common stockholder’s equity at FIL	$549,917	$1,326,557
Less: Disallowed portion of deferred tax assets and mortgage servicing rights	(23)	–
Net unrealized losses on available-for-sale securities	(1,563)	6

Total Tier-1 Capital	548,331	1,326,563
Add: Allowable portion of the allowance for loan losses	309	66,251

Total Risk-Based Capital (Tier-1 and Tier-2)	$548,640	$1,392,814

NOTE 17 —	COMMITMENTS AND CONTINGENCIES

Cleanup Call:
The Company retains the right in its securitization transactions to call the securities when the outstanding balance of loans in the securitization trust declines to a specific level, typically 10% of the original balance.

Termination Benefits:
As more fully described in Item 11. — Executive Compensation, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”), certain of the Company’s executive officers are entitled to receive certain payments and benefits upon a “Change-in Status,” “Company Event,” and or “Involuntary Termination,” as such terms are defined in the 2006 Annual Report. Although the Company does not believe these payments are “probable” as such term is defined in SFAS No. 5, “Accounting for Contingencies”, the likelihood that such payments may be made in the foreseeable future is reasonably possible. The Company estimates that these payments and benefits, if they were to occur, could result in the Company recognizing as much as $19 million in compensation expense in the period in which some or all of these events occurred.

Cease and Desist Order:
On March 7, 2007, the Company consented to an Order to Cease and Desist from the FDIC without admitting to the allegations contained in the Order. Should the FDIC or DFI deem the Company and/or its directors to have violated or otherwise failed to comply with the Order, civil money penalties could be imposed. The Company has and continues to expend considerable resources complying with the letter and spirit of the Order. FIL has filed its required quarterly progress reports with the FDIC and the DFI and it has not received any communications indicating non-compliance with the Order.

22     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

Legal Actions:
The Company is a defendant in a number of legal actions or regulatory proceedings arising in the ordinary course of business, from the discontinuance of the insurance operations and from regulatory examinations conducted by the FDIC and the DFI.

The following is a material legal proceeding filed during the third quarter of 2007 not previously reported. For further information concerning material pending and threatened litigation action and proceedings against the Company, see Note 23 — Commitments and Contingencies, in Notes to Consolidated Financial Statements in the 2006 Annual Report.

Morgan Stanley v. Fremont Investment & Loan
On October 23, 2007, Morgan Stanley Mortgage Capital Holdings LLC filed a lawsuit in the United States District Court for the Southern District of New York against FIL alleging breaches with respect to residential mortgage loans it sold to Morgan Stanley between May 1, 2005 and December 28, 2006. The complaint alleges damages of at least $10 million. The case is in its very early stages and the Company cannot predict the outcome or effect it will have on its financial condition. However, the Company believes the lawsuit is without merit and will vigorously defend against it.

NOTE 18 —	OPERATIONS BY REPORTABLE SEGMENT

As more fully described in Note 1, in the first quarter of 2007, the Company decided to exit the residential real estate business. Therefore, the results of operations of that business are now reported as discontinued operations and the Company only has a single reportable segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).

Although the Company sold its commercial real estate lending business and entire $6.27 billion loan portfolio and majority of the non-loan assets used in the business to iStar in July 2007 and received cash of $1.89 billion and a 70% participation interest of $4.2 billion in the loans sold, as more fully described in Note 8, this continuing interest in the commercial real estate operations results in significant continuing cash flows between the Company and the commercial component. Therefore, the commercial real estate business does not meet the criteria of a discontinued operation and continues to be a reportable segment as defined by SFAS No. 131.

Through the first six months of 2007, the commercial real estate segment originated commercial real estate loans, which were primarily bridge and construction facilities, on a nationwide basis. Beginning in the first quarter of 2007, the Company reclassified these loans from held for investment to loans held for sale. The loans generated net interest income on the difference between the rates charged on the loans and the cost of borrowed funds. Beginning in the third quarter of 2007, the commercial real estate segment generated interest income on the participation interest in the commercial loan portfolio sold to iStar as described above.

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

Historical periods have been restated to conform to this presentation.

2007 QUARTERLY REPORT     23

	Commercial	Corporate and	Intersegment	Total
(Thousands of dollars)	Real Estate	Retail Banking	Eliminations	Consolidated

Three months ended September 30, 2007
Total revenues	$90,274	$155,285	$(49,496)	$196,063

Net interest income	$22,636	$2,426	$–	$25,062
Provision for loan losses	(151)	–	–	(151)
Other non-interest income	18,142	47,747	–	65,889
Compensation	1,100	(15,456)	–	(14,356)
Occupancy	637	(3,697)	–	(3,060)
Other non-interest expense	4,290	(23,740)	–	(19,450)
Allocations	–	–	–	–

Income before income taxes	46,654	7,280	–	53,934
Income tax expense	–	–	–	(21,738)

Income from continuing operations	46,654	7,280	–	32,196
Loss from discontinued operations, net of income taxes	–	–	–	(13,895)

Net income (loss)	$46,654	$7,280	$–	$18,301

Assets — continuing operations	$33,401	$7,852,573	$(1,732)	$7,884,242
Assets — discontinued operations	–	–	–	906,825

Total consolidated assets	$33,401	$7,852,573	$(1,732)	$8,791,067

	Commercial	Corporate and	Intersegment	Total
(Thousands of dollars)	Real Estate	Retail Banking	Eliminations	Consolidated

Three months ended September 30, 2006
Total revenues	$148,861	$82,664	$(73,512)	$158,013

Net interest income	$70,794	$19,939	$–	$90,733
Provision for loan losses	(12,687)	–	–	(12,687)
Other non-interest income	4,556	269	–	4,825
Compensation	(8,216)	(16,918)	–	(25,134)
Occupancy	(791)	(2,488)	–	(3,279)
Other non-interest expense	(2,302)	(17,289)	–	(19,591)
Allocations	(1,269)	1,269	–	–

Income (loss) before income taxes	50,085	(15,218)	–	34,867
Income tax expense	–	–	–	(12,190)

Income (loss) from continuing operations	50,085	(15,218)	–	22,677
Income from discontinued operations, net of income taxes	–	–	–	6,848

Net income (loss)	$50,085	$(15,218)	$–	$29,525

Assets — continuing operations	$6,009,650	$885,150	–	$6,894,800
Assets — discontinued operations	–	–	–	5,907,936

Total consolidated assets	$6,009,650	$885,150	–	$12,802,736

24     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

	Commercial	Corporate and	Intersegment	Total
(Thousands of dollars)	Real Estate	Retail Banking	Eliminations	Consolidated

Nine months ended September 30, 2007
Total revenues	$381,492	$356,323	$(208,328)	$529,487

Net interest income	$155,048	$12,637	–	$167,685
Provision for loan losses	(333)	–	–	(333)
Other non-interest income	18,116	49,229	–	67,345
Compensation	(18,353)	(70,460)	–	(88,813)
Occupancy	(1,200)	(11,745)	–	(12,945)
Other non-interest expense	4,546	(80,687)	–	(76,141)
Allocations	(3,411)	3,411	–	–

Income (loss) before income taxes	154,413	(97,615)	–	56,798
Income tax expense	–	–	–	(24,518)

Income (loss) from continuing operations	154,413	(97,615)	–	32,280
Loss from discontinued operations, net of income taxes	–	–	–	(869,773)

Net income (loss)	$154,413	$(97,615)	–	$(837,493)

Assets — continuing operations	$33,401	$7,852,573	$(1,732)	7,884,242
Assets — discontinued operations	–	–	–	906,825

Total consolidated assets	$33,401	$7,852,573	$(1,732)	$8,791,067

	Commercial	Corporate and	Intersegment	Total
(Thousands of dollars)	Real Estate	Retail Banking	Eliminations	Consolidated

Nine months ended September 30, 2006
Total revenues	$390,661	$209,186	$(185,515)	$414,332

Net interest income	$194,858	$50,587		$245,445
Provision for loan losses	(28,284)	(4)	–	(28,288)
Other non-interest income	10,296	833	–	11,129
Compensation	(21,710)	(55,825)	–	(77,535)
Occupancy	(2,248)	(7,880)	–	(10,128)
Other non-interest expense	(1,758)	(47,358)	–	(49,116)
Allocations	(3,763)	3,763	–	–

Income (loss) before income taxes	147,391	(55,884)	–	91,507
Income tax expense	–	–	–	(34,797)

Income (loss) from continuing operations	147,391	(55,884)	–	56,710
Income from discontinued operations, net of income taxes	–	–		56,426

Net income (loss)	$147,391	$(55,884)	–	$113,136

Assets — continuing operations	$6,009,650	$885,150	–	$6,894,800
Assets — discontinued operations	–	–	–	5,907,936

Total consolidated assets	$6,009,650	$885,150	–	$12,802,736

2007 QUARTERLY REPORT     25

NOTE 19 —	EARNINGS PER SHARE

Earnings per share have been computed based on the weighted-average number of shares. The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In Thousands, except per share amounts)	2007	2006	2007	2006

Income from continuing operations
(numerator for basic and diluted earnings per share)	$32,196	$22,677	$32,280	$56,710
Weighted-average shares
(denominator for basic earnings per share)	77,113	74,498	76,371	74,187
Effect of dilutive securities using the treasury stock method for restricted stock and stock options:
Employee benefit plans	704	1,221	974	1,201
Restricted stock	–	366	–	406
Stock options	–	16	–	64

Dilutive potential common shares	704	1,603	974	1,671

Adjusted weighted-average shares (denominator for diluted earnings per share)	77,817	76,101	77,345	75,858

Potentially dilutive shares related to restricted stock not included above since they are antidilutive	915	–	766	–

Basic earnings per share from continuing operations	$0.42	$0.31	$0.42	$0.77

Diluted earnings per share from continuing operations	$0.41	$0.30	$0.42	$0.75

For additional disclosures regarding stock options and restricted stock see Note 14.

NOTE 20 —	SUBSEQUENT EVENTS

On October 23, 2007, Fremont General entered into a Stockholder Rights Plan (the “Rights Plan”) under which one right was distributed as a dividend for each share of common stock held by stockholders of record as of the close of business on November 2, 2007. The Rights Plan has been adopted as a means to assist in the preservation of the use of previously accumulated net operating losses, as described below.

The Company has net operating losses (“NOLs”) that may in the future offset the Company’s taxable income, if any. U.S. federal income tax law imposes significant limitations on the ability of a corporation to use its NOLs to offset income in circumstances where such corporation has experienced a “change in ownership.” Generally, there is a change in ownership if, at any time, one or more 5% stockholders have aggregate increases in their ownership in the corporation of more than 50 percentage points looking back over the prior three-year period. One of the principal reasons for adopting the Rights Plan is to dissuade investors from aggregating ownership in the Company and triggering such a change in ownership. The Rights Plan is designed to reduce the likelihood of a change in ownership by, among other things, discouraging any person or group from acquiring additional shares of the Company’s common stock. The Rights Plan was not adopted in response to any effort to acquire control of the Company.

To help preserve the benefit of the NOLs, the Company intends to submit for stockholder approval at its 2008 Annual Meeting an amendment to its articles of incorporation to restrict certain acquisitions of the Company’s common stock so as to reduce the likelihood of triggering a change in ownership. The Board of Directors intends to terminate the Rights Plan if such amendment is approved.

Under the Rights Plan, each right initially will entitle stockholders to purchase a fraction of a share of preferred stock at a purchase price of $12.00, subject to adjustment as provided in the Rights Plan. Subject to the exceptions and limitations contained in the Rights Plan, the rights generally will be exercisable only if a person or group acquires beneficial ownership of 5% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 5% or more of the Company’s common stock. Unless earlier terminated, the rights will expire on November 2, 2017.

26     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Fremont General Corporation (“Fremont General” or when combined with its subsidiaries the “Company” or “we” or “our”) is a holding company which during the first two quarters of 2007 was engaged in lending operations through its indirectly wholly-owned California industrial bank subsidiary, Fremont Investment & Loan (“FIL”). Fremont General is not a “bank holding company” as defined for regulatory purposes.

As discussed in more detail in Note 1 of Notes to Consolidated Financial Statements, the Company has withdrawn from the residential real estate business and sold its commercial real estate lending business and outstanding portfolio to iStar Financial Inc. (“iStar”) on July 2, 2007. In addition, on March 7, 2007, Fremont General, FIL and Fremont General Credit Corporation (“FGCC”) an intermediate holding company wholly owned by Fremont General, consented to a Cease and Desist Order (the “Order”) issued by the Federal Deposit Insurance Corporation (“FDIC”), without admitting to the allegations contained in the Order. The following discussion and analysis of the financial condition and results of operations of the Company is qualified in its entirety by reference to such events.

Prior to the disposal of its commercial and residential real estate lending operations, FIL funded these operations primarily through deposit accounts sourced in California that are insured up to the maximum legal limit by the FDIC and, to a lesser extent, advances from the Federal Home Loan Bank (“FHLB”) of San Francisco. FIL is regulated by the FDIC and the Department of Financial Institutions of the State of California (“DFI”). FIL raises its retail deposits in California (predominately Southern California) through a network of 22 branches and a centralized call center.

During the first two quarters of 2007, the Company’s commercial real estate operations generated net interest income on the difference between the rates charged on the loans and the cost of borrowed funds. The majority of commercial real estate loans originated were adjustable interest rate loans based upon either one, three and six-month LIBOR and an applicable margin. Upon completion of the sale of the commercial real estate loan portfolio to iStar on July 2, 2007, the Company began recognizing interest income on the $4.2 billion participation interest received in the commercial loan portfolio at a rate of LIBOR + 150 basis points.

The Company’s business is influenced by the overall condition of the economy, in particular the interest rate environment, and various market conditions. As a result, the Company is subject to experiencing volatility in the amount of gain or loss recognized on the sale of its remaining residential real estate loans held for sale, net interest income and earnings.

The principal market risks the Company faces are interest rate risk, liquidity risk and credit risk. Interest rate risk is the risk that the valuation of the Company’s interest sensitive assets and liabilities and its net interest income will change due to changes in interest rates. Liquidity risk, which is the ability of the Company to access the necessary funding and capital resources, in a cost-effective manner, to sell its loans held for sale. Liquidity risk also entails the risk of changes in secondary market conditions, which can negatively impact the pricing realized by the Company on the loans it sells. Credit risk is the Company’s potential risk of loss due to borrower default, which is impacted not only by specific borrower issues but by macro economic factors such as the supply and demand of housing.

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto presented under Item 1, and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2007.

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

2007 QUARTERLY REPORT     27

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

When an operation meets the criteria for “held for sale accounting” as defined in SFAS No. 144, the operation is evaluated to determine whether the carrying value exceeds its fair value less costs to sell. Any loss resulting from the carrying value exceeding the fair value less costs to sell is recorded in the statement of operations in the period the operation meets the criteria for held for sale accounting. Management judgment is required to both assess the criteria required for held for sale accounting as well as to estimate fair value. Changes in the operation could cause it to no longer qualify for held for sale accounting and changes in fair value could result in an increase or decrease to previously recognized losses. For additional information concerning the Company’s discontinued operations see Note 6 of Notes to Consolidated Financial Statements. For additional information regarding the Company’s sale of its commercial real estate loan portfolio in July 2007, see Notes 5 and 8 of Notes to Consolidated Financial Statements.

Two changes to the Company’s critical accounting policies since December 31, 2006 are the Company no longer considers derivatives and the allowance for loan losses to be critical accounting policies. Due to the Company’s exit from the residential real estate business, the Company utilized fewer derivative instruments beginning in the first quarter of 2007. As of the end of the second and third quarters of 2007, the Company no longer had any derivative instruments. In addition, due to the Company’s decision to sell the commercial real estate loan portfolio in the first quarter of 2007, the Company reclassified the portfolio from held for investment to held for sale. The Company eliminated the allowance for loan losses and adjusted the carrying value of the loans to their estimated fair value less costs to sell. On July 2, 2007 the Company completed the sale of its $6.27 billion commercial real estate portfolio to iStar and removed from its balance sheet the total amount of its commercial real estate loans held for sale.

EARNINGS PERFORMANCE
As more fully described in Note 1 of Notes to Consolidated Financial Statements, the Company decided to exit the residential real estate business in March 2007 and the results of that business are now reported as discontinued operations. Therefore, during the nine months ended September 30, 2007 and 2006 the Company’s reported earnings from continuing operations are limited to the results from its commercial real estate business and retail banking and corporate operations.

The Company reported income from continuing operations before income taxes of $53.9 million for the third quarter of 2007 as compared to $34.9 million for the third quarter of 2006. During the nine months ended September 30, 2007 the Company reported income from continuing operations before income taxes of $56.8 million as compared to $91.5 million during the comparable period in 2006. The components of the Company’s results of operations are more fully described below.

28     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

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

Residential real estate loans

Although the whole loan sales of residential real estate loans during the first nine months of 2007 reduced the Company’s exposure to credit risk, they also reduced the net interest margin compared to historical results and balance sheet composition.

The Company, between December 31, 2006 and September 30, 2007, reduced its residential real estate loans held for sale by $4.44 billion to $511.7 million in connection with its previously announced loan sales. While the Company continues to market its remaining loans held for sale, it does so on a discounted or “scratch and dent” basis due to the nature and marketability of the remaining loans in terms of their delinquency status, aging, valuation profile, and repurchase composition. Yields will be lower because proceeds from loan sales have been reinvested in short term investment grade instruments. As an example, the Company earned $564.0 million in interest income on $6.84 billion in residential real estate loans held for sale, or 8.25% during 2006. Reinvestment of these balances is currently being executed at rates that approximate the one month LIBOR index as a result of the lower risk nature of the Company’s short term investments.

Commercial real estate loans

The sale of the Company’s $6.27 billion commercial real estate loan portfolio and majority of the non-loan assets used in the business in return for a $4.2 billion lower yielding LIBOR-based participation interest and $1.89 billion in cash in July 2007 has enabled the Company to reinvest that money into short term investment grade securities designed to help give the Company maximum flexibility.

Cash and Short term investments

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

From December 31, 2006 to September 30, 2007, the Company increased its total cash and cash equivalents by approximately $1.90 billion. The normal deployment of deposits and debt to fund new loan growth was curtailed due to the decision to exit the sub-prime loan origination and commercial real estate loan origination businesses during the first quarter of 2007. The Company’s cash position also increased during the period due to the ongoing sale of residential real estate mortgage loans held for sale during

2007 QUARTERLY REPORT     29

the first nine months of 2007 and the Company’s sale of its of its commercial real estate lending business and related loan portfolio to iStar on July 2, 2007.

Deposits

The Company’s funding needs are a result of the sale of its commercial real estate loans and the substantial reduction of its residential real estate loans as compared to December 31, 2006. Retail deposits were $7.30 billion at September 30, 2007 with a weighted average interest rate of 4.95% compared to $8.37 billion at December 31, 2006 with an average interest rate of 5.05%.

Broker Deposits

Broker deposits are continuing to run off based on original maturity. The Company does not expect to replenish broker deposits because the Company is required to seek prior approval from the FDIC to raise additional broker deposits under the Order. The Company’s outstanding broker deposits were $659.9 million and $1.62 billion as of September 30, 2007 and December 31, 2006, respectively. Assuming no additional broker deposits, this run off will result in less than $300 million in these deposits outstanding as of December 31, 2007.

Net Interest Income Table

The Company recorded net interest income for the third quarter and nine months ended September 30, 2007 of $25.1 million and $167.7 million, respectively, and $90.7 million and $245.4 million, respectively, for the comparable periods in 2006.

The following tables identify the consolidated interest income, interest expense, average interest-earning assets and interest-bearing liabilities, and net interest margins, as well as an analysis of changes in net interest income due to volume and rate changes, for the third quarter and first nine months of 2007 and 2006:

	Three Months Ended September 30,

	2007			2006

	Average		Yield/	Average		Yield/
(Thousands of dollars, except percents)	Balance	Interest	Cost	Balance	Interest	Cost

Interest-earning assets(1):
Participation interest/Commercial real estate loans	$4,078,203	$72,131	7.02%	$6,059,445	$144,306	9.45%
Cash equivalents and investment securities	3,954,807	58,043	5.82%	568,547	8,882	6.20%

Total interest-earning assets	$8,033,010	$130,174	6.43%	$6,627,992	$153,188	9.17%

Interest-bearing liabilities:
Time deposits	$7,503,513	$98,783	5.22%	$7,865,020	$99,037	5.00%
Savings deposits	1,512,846	15,949	4.18%	1,536,547	14,667	3.79%
Senior Notes due 2009	166,530	3,350	8.05%	168,323	3,388	8.05%
Junior Subordinated Debentures	103,093	2,320	9.00%	103,093	2,320	9.00%
Interest-bearing liabilities allocated to discontinued operations	(1,049,425)	(15,290)	5.78%	(3,746,014)	(56,957)	6.03%

Total interest-bearing liabilities	$8,236,557	$105,112	5.06%	$5,926,969	$62,455	4.18%

Net interest income		$25,062			$90,733

Percent of average interest-earning assets:
Interest income			6.43%			9.17%
Interest expense			5.19%			3.74%

Net interest margin			1.24%			5.43%

(1)	Average loan balances include non-accrual loan balances.

30     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

	Three Months Ended September 30, 2007
	Compared to 2006

	Change Due To

(Thousands of dollars)	Volume(1)	Rate	Total

Cash equivalent and investment securities	$49,699	$(538)	$49,161
Participation interest/Commercial real estate loans	(35,042)	(37,133)	(72,175)

Increase (decrease) in interest income	14,657	(37,671)	(23,014)

Time deposits	4,759	(4,505)	254
Savings deposits	250	(1,532)	(1,282)
Senior Notes due 2009	38	–	38
Junior Subordinated Debentures	–	–	–
Interest-bearing liabilities allocated to discontinued operations	(39,289)	(2,378)	(41,667)

Increase in interest expense	(34,242)	(8,415)	(42,657)

Decrease in net interest income	$(19,585)	$(46,086)	$(65,671)

(1)	Changes in rate/volume are allocated to change in volume.

	Nine Months Ended September 30,

	2007			2006

	Average		Yield/	Average		Yield/
(Thousands of dollars, except percents)	Balance	Interest	Cost	Balance	Interest	Cost

Interest-earning assets(1):
Participation interest/Commercial real estate loans	$5,662,028	$363,375	8.58%	$5,554,367	$380,365	9.16%
Cash equivalents and investment securities	2,288,691	98,767	5.77%	586,274	22,838	5.21%

Total interest-earning assets	$7,950,719	$462,142	7.77%	$6,140,641	$403,203	8.78%

Interest-bearing liabilities:
Time deposits	$8,209,853	$321,085	5.23%	$7,791,367	$267,873	4.60%
Savings deposits	1,652,899	53,908	4.36%	1,545,762	42,901	3.71%
Senior Notes due 2009	166,530	10,051	8.05%	172,137	10,398	8.05%
Junior Subordinated Debentures	103,093	6,959	9.00%	103,093	6,959	9.00%
Interest-bearing liabilities allocated to discontinued operations	(2,231,809)	(97,546)	5.84%	(4,055,554)	(170,373)	5.62%

Total interest-bearing liabilities	$7,900,566	$294,457	4.98%	$5,556,805	$157,758	3.80%

Net interest income		$167,685			$245,445

Percent of average interest-earning assets:
Interest income			7.77%			8.78%
Interest expense			4.95%			3.43%

Net interest margin			2.82%			5.35%

(1)	Average loan balances include non-accrual loan balances.

2007 QUARTERLY REPORT     31

	Nine Months Ended September 30, 2007
	Compared to 2006

	Change Due To

(Thousands of dollars)	Volume(1)	Rate	Total

Cash equivalent and investment securities	$73,467	$2,462	$75,929
Participation interest/Commercial real estate loans	6,909	(23,899)	(16,990)

Increase (decrease) in interest income	80,376	(21,437)	58,939

Time deposits	(16,367)	(36,845)	(53,212)
Savings deposits	(3,494)	(7,513)	(11,007)
Senior Notes due 2009	347	–	347
Junior Subordinated Debentures	–	–	–
Interest-bearing liabilities allocated to discontinued operations	(79,711)	6,884	(72,827)

Increase in interest expense	(99,225)	(37,474)	(136,699)

Decrease in net interest income	$(18,849)	$(58,911)	$(77,760)

(1)	Changes in rate/volume are allocated to change in volume.

Non-Interest Income

Total non-interest income increased to $65.9 million during the third quarter of 2007 from $4.8 million for the third quarter of 2006. For the nine months ended September 30, 2007, total non-interest income increased to $67.3 million from $11.1 million for the comparable period in 2006. For 2007, non-interest income consisted primarily of a one time $65.6 million gain recognized on the sale of the Company’s commercial real estate loan portfolio and related assets to iStar. See Note 8 of Notes to Consolidated Financial Statements for further information concerning the gain on sale of the commercial real estate loan portfolio and related assets.

Non-Interest Expense

Total non-interest expense decreased to $36.9 million during the third quarter of 2007 from $48.0 million for the third quarter of 2006.

The decrease in non-interest expense during the third quarter of 2007 was due primarily to a decrease in compensation expense to $14.4 million from $25.1 million for the comparable period in 2006. This decrease in compensation expense was due to the reduction in personnel related to the Company’s commercial real estate loan origination operations and related support staff.

For the nine months ended September 30, 2007, total non-interest expense increased to $177.9 million from $136.8 million for the comparable period in 2006 due to an increase in compensation and other non-interest expense.

During the nine months ended September 30, 2007, compensation expense increased to $88.8 million from $77.5 million for the comparable period in 2006. The primary driver of the increase in compensation expense on a year over year basis was a one-time termination cost related to the commercial real estate loan origination operations and related support staff of $6.3 million.

During the nine months ended September 30, 2007, other non-interest expense increased to $76.1 million from $49.1 million for the comparable period in 2006 primarily due to higher legal and professional fees and FDIC and DFI examination fees. Legal and professional fees increased during the period in part due to costs related to compliance with the Order, the sale of the commercial real estate lending business and related loan portfolio to iStar, the transaction with Gerald J. Ford (see Note 1 of Notes to Consolidated Financial Statements) and the potential sale of the Company’s sub-prime residential loan servicing platform and other assets.

32     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

Other non-interest expense categories for the third quarter and nine months ended September 30, 2007 and 2006 are summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Thousands of dollars)	2007	2006	2007	2006

Legal, professional and other outside services	$11,551	$7,445	$33,061	$18,561
Information technology	2,142	4,520	8,714	11,944
Printing, supplies and postage	722	1,235	2,048	3,867
Advertising and promotion	651	1,811	3,764	5,398
Auto and travel	536	1,285	2,479	3,589
Leasing and loan	28	252	1,368	700
Net real estate owned	(4,574)	176	(4,325)	(6,791)
Telephone	428	617	2,028	2,019
FDIC and DFI	6,702	383	25,438	2,370
Other	1,264	1,867	1,566	7,459

Total other non-interest expense	$19,450	$19,591	$76,141	$49,116

Income Taxes

Income tax expense was $21.7 million on income from continuing operations of $53.9 million for the third quarter of 2007, compared to income tax expense of $12.2 million on income from continuing operations of $34.9 million for the third quarter of 2006.

For the nine months ended September 30, 2007, income tax expense was $24.5 million on income from continuing operations of $56.8 million, compared to income tax expense of $34.8 million on income from continuing operations of $91.5 million for the comparable period in 2006.

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

The loss from discontinued operations, net of income taxes, was $13.9 million for the third quarter of 2007, representing a $0.18 diluted loss per share, compared to income from discontinued operations, net of income taxes, of $6.8 million, or $0.09 diluted income per share for the third quarter of 2006. During the first nine months of 2007, the loss from discontinued operations, net of income taxes, was $869.8 million, representing a $11.25 diluted loss per share, compared to income from discontinued operations, net of income taxes, of $56.4 million, or $0.74 diluted income per share for the comparable period in 2006.

In accordance with SFAS No. 128, “Earnings per Share,” for the three and nine months ended September 30, 2007, the Company calculated the diluted loss per share from discontinued operations, net of income taxes, using the same number of potential common shares used in computing the diluted income per share from continuing operations even though the results were antidilutive with respect to the discontinued operations basic per share amounts.

During the third quarter of 2007, the Company recorded a loss of $4.1 million, net of valuation reserves, related to the sale of $234.9 million of residential real estate loans held for sale. During the nine months ended September 30, 2007, the Company recognized a loss of $881.1 million, net of valuation reserves, related to the sale of $8.75 billion of residential real estate loans held for sale. Expense provisions related to the residential real estate loan valuation, repurchase and premium recapture reserves are included in this loss. In addition, during the third quarter and first nine months of 2007, the Company recognized $664,000 and $39.4 million,

2007 QUARTERLY REPORT     33

respectively, in adjustments to write down the carrying value of the residential real estate held for sale assets to their estimated fair value less costs to sell.

During the third quarters of 2007 and 2006, the Company recognized $8.9 million and $123.0 million, respectively, in interest income on the residential real estate loan portfolio. During the nine months ended September 30, 2007 and 2006, the Company recognized $195.4 million and $396.5 million, respectively, in interest income on the residential real estate loan portfolio.

During the third quarter of 2007, the Company continued to service residential real estate loans, recognizing loan servicing income of $26.6 million, as compared to $26.4 million during the third quarter of 2006. During the nine months ended September 30, 2007 and 2006, the Company recognized $90.3 million and $71.3 million, respectively, in loan servicing income. The Company was servicing to maturity $15.38 billion and $18.12 billion in principal balance of loans as of September 30, 2007 and December 31, 2006, respectively.

The loss from discontinued operations for the three and nine months ended September 30, 2007 includes $4.8 million and $10.1 million, respectively, in charges for one time severance payments paid to employees of the residential real estate loan origination operations and related support staff. In addition, during the same periods, the Company recorded $4.0 million and $14.7 million, respectively, of charges for lease termination costs related to the Company’s residential real estate loan origination offices. For further information concerning the results of operations from the discontinued operations see Note 6 of Notes to Consolidated Financial Statements.

During the nine months ended September 30, 2007, cash flows related to residential real estate loan originations and proceeds realized on the sale of such loans were $3.89 billion and $7.81 billion, respectively, and during the nine months ended September 30, 2006, such cash flows were $25.84 billion and $25.31 billion, respectively. These amounts are included in cash flows from operating activities in the Company’s consolidated statements of cash flows.

REVIEW OF FINANCIAL CONDITION

Cash and Investments

Due to the Company’s exit from the residential and commercial real estate loan origination business, as of September 30, 2007, a significant portion of the Company’s assets were held in cash and cash equivalents and investments classified as available-for-sale. See Notes 3 and 4 of Notes to Consolidated Financial Statements for additional information concerning the Company’s cash and cash equivalents and other investments classified as available-for-sale.

Participation Interest

As more fully described in Note 1 of Notes to Consolidated Financial Statements, on July 2, 2007 the Company completed the sale of its entire $6.27 billion commercial real estate loan portfolio and majority of the non-loan assets used in the business to iStar, and received cash of $1.89 billion and a 70% participation interest of $4.2 billion in the loans sold. As of September 30, 2007, the Company’s participation interest in the commercial real estate loan portfolio was $3.62 billion. See Note 5 of Notes to Consolidated Financial Statements for additional information concerning the activity occurring in the participation interest for the three month period ended September 30, 2007.

Assets and Liabilities of Discontinued Operations

For additional information concerning the Company’s assets and liabilities related to its discontinued operations, see Note 6 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s commercial lending activities were financed primarily through deposit accounts offered by FIL and which are insured by the FDIC. FIL offers certificates of deposit and savings and money market deposit accounts (insured by the FDIC to the legal maximum) through its 22 branches in California. FIL minimizes the costs associated with its deposit operations by not offering traditional checking, safe deposit boxes, ATM

34     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

access and other traditional retail services. Deposits totaled $7.96 billion as of September 30, 2007 and are summarized as to type as follows:

	Number of
(Thousands of dollars, except number of accounts)	Accounts	Deposits

Savings and money market deposit accounts	36,267	$1,374,501
Certificates of deposit:
Retail	125,434	5,926,136
Brokered	53	659,889

Total deposits	161,754	$7,960,526

During the first six months of 2007, additional financing was available to FIL through advances from the FHLB. FIL’s credit line with the FHLB had a maximum financing availability that was based on a percentage of FIL’s regulatory assets, to which the actual borrowing capacity was subject to collateralization and certain collateral sublimits and eligibility limitations. In March 2007, following the issuance of the Order and the Company’s exit from the residential real estate lending business, the FHLB limited FIL’s borrowing capacity to existing outstanding debt of $3.67 billion. By March 31, 2007, FIL had utilized $2.30 billion in proceeds from loan sales and $618.1 million in debt from a warehouse lending facility to reduce the outstanding FHLB debt to $800.0 million. As of June 30, 2007, outstanding FHLB debt was zero and all pledged collateral was released by the FHLB to FIL. As of September 30, 2007 FIL did not maintain any pledged collateral with the FHLB.

In the first quarter of 2007, FIL pledged eligible commercial real estate loans to the Federal Reserve Bank of San Francisco under the Primary Credit program (the “Program”). There was no outstanding debt at any time during 2007 under the Program. In June 2007, in anticipation of the iStar Transaction, FIL removed all commercial real estate loans pledged as collateral under the Program. As of September 30, 2007, FIL did not maintain any pledged collateral with the Federal Reserve Bank.

In the first quarter of 2007, in connection with the Company’s exit from the residential real estate lending business, FIL mutually terminated two of four existing warehouse financing lines and elected to allow one financing facility to expire. As of March 31, 2007, outstanding debt on the remaining warehouse facility was $618.0 million. On April 30, 2007 all outstanding debt on this facility was repaid. In June 2007, the remaining warehouse financing facility expired. As of September 30, 2007, FIL did not have any warehouse financing lines.

As of September 30, 2007, the Company’s liquidity position was comprised of cash and cash equivalents totaling $2.66 billion. To ensure that these funds remain a source of short term liquidity the Company currently anticipates that the composition of cash and short term investments will be predominantly invested in cash, cash equivalents and short-term U.S. government and agency securities.

During 2007, the Company’s capital position was adversely impacted by the operating losses as further described above. Due to these losses, the potential impact of ongoing restructuring efforts on earnings, the adverse market conditions described above and the terms of the Order, the Company has limited access to capital at this time. The Company has submitted a capital plan to the FDIC as required by the Order.

During 2006 and 2005, FIL had transferred by dividend certain of its residual interests in securitized loans to FGCC. The residual interests at FGCC as of September 30, 2007, had an estimated fair value of $1.8 million. The purpose of these dividends was to create an additional source of cash flow to Fremont General to the extent of cash received from the residual interests.

There exist certain Federal Income Tax and California Franchise Tax matters pending resolution, of which the Company is not yet able to make a determination of their ultimate liability, if any, but does not believe that the actual outcomes of these matters will adversely impact its liquidity or earnings. It is expected that the final resolution of these matters may take several years.

The Company’s ability to access the capital markets is very limited as a result of the factors described herein. If it were able to access capital, it would likely be with disadvantageous conditions and pricing reflecting current factors.

2007 QUARTERLY REPORT     35

Fremont General has cash and cash equivalents of $47.2 million as of September 30, 2007 and no debt maturities until March of 2009.

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

FORWARD LOOKING STATEMENTS

This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and the currently reported results are based upon our current expectations and beliefs concerning future developments and their potential effects upon us. These statements and our results reported herein are not guarantees of future performance or results and there can be no assurance that actual developments and economic performance will be as anticipated by us. Actual developments and/or results may differ significantly and adversely from our expected or currently reported results as a result of significant risks, uncertainties and factors, often beyond our control (as well as the various assumptions utilized in determining our expectations), and which include, but are not limited to, the following:

•	the impact of the Company’s withdrawal from the sub-prime residential real estate mortgage loan origination business;

•	the impact of the sale of FIL’s commercial real estate lending business and related loan portfolio;

•	the ability of the Company to enter into or complete any strategic transaction;

•	the ability of the Company to use its NOLs to reduce future tax payments;

•	the ability of the Company to enter into new lending businesses;

•	the variability of general and specific economic conditions and trends, and changes in, and the level of, interest rates;

•	the impact of competition and pricing environments on deposit products;

•	the ability to access the necessary capital resources in a cost-effective manner to fund our operations;

•	our ability to sell our existing residential real estate loans held for sale and the prices obtained for such loans;

•	our ability to realize the full principal amount of the participation interest in the commercial real estate loan portfolio sold to iStar;

•	the impact of changes in the commercial real estate markets, in particular the housing market, and changes in the fair values of our assets and loans, including the value of the underlying real estate collateral;

•	the ability to service, collect and realize the amounts outstanding, and the timing thereof, of loans and foreclosed real estate;

•	the ability to appropriately estimate an adequate level for the valuation reserve for loans held for sale, the loan repurchase reserve and the premium recapture reserve, as well as the fair value of the retained mortgage servicing rights and residual interests in securitizations;

36     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

•	changes in various economic and other factors which influence the timing and ultimate realization of the cash flows supporting our estimate of fair value for our residual interests in securitized loans and mortgage servicing rights;

•	the effect of certain determinations or actions taken by, or the inability to secure regulatory approvals from, the Federal Deposit Insurance Corporation, the Department of Financial Institutions of the State of California or other regulatory bodies on various matters;

•	the impact of the Order on the Company’s ability to conduct its business;

•	our ability to maintain cash flow, including at the Fremont General level, sufficient for us to meet our debt service and other obligations;

•	the ability to maintain effective compliance with laws and regulations and control expenses;

•	the impact and cost of adverse state and federal legislation and regulations, litigation, court decisions and changes in the judicial or regulatory climate;

•	the impact of changes in federal and state tax laws and interpretations, including tax rate changes, and the effect of any adverse outcomes from the resolution of issues with taxing authorities;

•	the ability to maintain an effective system of internal and financial disclosure controls, and to identify and remediate any control deficiencies, under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and

•	other events, risks and uncertainties discussed elsewhere in this Form 10-Q and from time to time in our other reports, press releases and filings with the Securities and Exchange Commission.

We undertake no obligation to publicly update such forward-looking statements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

MARKET RISK

The principal market risks the Company faces are interest rate risk, liquidity risk and credit risk. Interest rate risk is the risk that the valuation of the Company’s interest sensitive assets and liabilities and its net interest income will change due to changes in interest rates. Liquidity risk, which is the ability of the Company to access the necessary funding and capital resources, in a cost-effective manner, to sell its loans held for sale. Liquidity risk also entails the risk of changes in secondary market conditions, which can negatively impact the pricing realized by the Company on the loans it sells. Credit risk is the Company’s potential risk of loss due to borrower default, which is impacted not only by specific borrower issues but by macro economic factors such as the supply and demand of housing.

The Company is subject to market risk resulting primarily from the impact of fluctuations in interest rates upon balance sheet financial instruments such as loans, residual interests, mortgage servicing rights and debt. Changes in interest rates can affect loan interest income, gains or losses on the sale of residential real estate loans, interest expense, net investment income and total stockholders’ equity. The level of gain or loss on the sale of residential real estate loans is highly dependent upon the premium paid by the purchasers of such loans. Each of these factors, in turn, are highly dependent upon changes in, and the level of, interest rates and other economic factors. The Company may experience a decrease in the amount of gain it realizes should significant interest rate volatility occur or if other economic factors have a negative impact on the value of the loans. The objective of the asset and liability management activities is to provide an acceptable level of net interest and investment income and to seek cost effective sources of capital, while maintaining acceptable levels of interest rate and liquidity risk. There is no exposure to foreign currency or commodity price risk.

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

2007 QUARTERLY REPORT     37

reflect the net market risk exposure because certain instruments are subject to interest rate changes before expected maturity.

The Company is reliant upon the secondary mortgage market for execution of the whole loan sales of its remaining residential real estate loans held for sale. While the Company strives to maintain adequate levels of liquidity support and capital to withstand certain disruptions in the secondary mortgage market, a significant disruption or change in the level of demand could lead to reduced gains (or higher losses) on sale and a corresponding decrease in revenue and earnings. A deterioration in the performance of the residential real estate loans after being sold in whole loan sales could adversely impact the availability and pricing of future transactions.

Quantitative and qualitative disclosures about the Company’s market risk are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4. Controls And Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2007, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The management of Fremont General is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all error and all fraud. All internal control systems, regardless of how well designed and operated, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation.

The evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

REMEDIATION OF MATERIAL WEAKNESSES

As more fully described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under Item 9A. — Controls and Procedures, and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, as of December 31, 2006, March 31, 2007 and June 30, 2007, the Company did not maintain effective operation of internal control over the application of accounting principles generally accepted in the United States of America, resulting in material adjustments to the Company’s preliminary annual consolidated financial statements for the year ended December 31, 2006. In addition, for the same periods, the Company did not maintain effective monitoring controls over the Company’s commercial real estate business.

The material weakness as of December 31, 2006, March 31, 2007 and June 30, 2007 related to monitoring controls was isolated to the commercial real estate business. The Company discussed this material weakness with Squar, Milner, Peterson, Miranda & Williamson, LLP, the Company’s independent registered public accounting firm, and concluded that this material weakness was fully remediated by the sale of its commercial real estate lending business and related $6.27 billion loan portfolio in the third quarter of 2007.

The Company also fully remediated the material weakness related to the misapplication of subsequent event accounting literature, as management increased training and education related to proper accounting treatment for subsequent events. This was completed in the third quarter of 2007.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as otherwise discussed herein, there have been no changes in the Company’s internal controls over financial reporting that have occurred since the beginning of the third fiscal quarter of 2007 that have materially affected, or are reasonably likely to material affect, the Company’s internal controls over financial reporting.

38     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in a number of legal actions or regulatory proceedings arising in the ordinary course of business, from the discontinuance of the insurance operations and from regulatory examinations conducted by the FDIC and the DFI.

The following is a material legal proceeding filed during the third quarter of 2007 not previously reported. For further information concerning material pending and threatened litigation action and proceedings against the Company, see Part I. Item 3. — Legal Proceedings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Morgan Stanley v. Fremont Investment & Loan:

On October 23, 2007, Morgan Stanley Mortgage Capital Holdings LLC filed a lawsuit in the United States District Court for the Southern District of New York against FIL alleging breaches with respect to residential mortgage loans it sold to Morgan Stanley between May 1, 2005 and December 28, 2006. The complaint alleges damages of at least $10 million. The case is in its very early stages and the Company cannot predict the outcome or effect it will have on its financial condition. However, the Company believes the lawsuit is without merit and will vigorously defend against it.

Item 1A. Risk Factors

We included a discussion of our Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006. There has been no material change in such risks during the nine months ended September 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	(a) Total Number	(b) Average	Purchased as Part	Shares (or Units)
	of Shares	Price Paid	of Publicly	that May Yet Be
	(or Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)(2)	or Programs	Plans or Programs(3)

July 1-31, 2007	5,542	$10.32	5,542
August 1-31, 2007	5,015	$4.65	5,015
September 1-30, 2007	763	$5.31	763

TOTAL	11,320	$7.47	11,320	1,414,308

(1)	Shares of common stock acquired by the Company through purchases of shares from participants under certain employee benefit plans at fair value.

(2)	The average price per share was $7.47 for the three months ended September 30, 2007.

(3)	A repurchase program for four million shares was announced to the public on February 27, 2003, and a repurchase program for an additional four million shares was announced to the public on May 19, 2005.

2007 QUARTERLY REPORT     39

Item 6. Exhibits

Exhibit No.		Description

2.1		Asset Purchase Agreement, dated as of May 21, 2007, between Fremont Investment & Loan and iStar Financial Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2007, Commission File Number 001-08007)
3.1		Restated Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 1998, Commission File Number 001-08007)
3.2		Certificate of Amendment of Articles of Incorporation of Fremont General Corporation. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 001-08007)
3	.3(a)	Amended and Restated By-Laws of Fremont General Corporation. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
3	.3(b)	Fremont General Corporation Bylaw Amendment Adopted by the Board of Directors on November 20, 2003. (Incorporated by reference to Exhibit 3.3(b) to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2003, Commission File Number 001-08007)
3	.3(c)	Fremont General Corporation Bylaw Amendment Adopted by the Board of Directors on March 16, 2004. (Incorporated by reference to Exhibit 3.3(c) to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2004, Commission File Number 001-08007)
3	.3(d)	Fremont General Corporation Bylaw Amendment Adopted by the Board of Directors on October 22, 2007. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 23, 2007)
4.1		Form of Stock Certificate for Common Stock of the Registrant. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 001-08007)
4.2		Rights Agreement, dated as of October 23, 2007, by and between the Company and Mellon Investor Services LLC. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 24, 2007)
4.3		Indenture with respect to the 9% Junior Subordinated Debentures among the Registrant, the Trust and Bank of New York (originated with First Interstate Bank of California), a New York Banking Corporation, as trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
4.4		Amended and Restated Declaration of Trust with respect to the 9% Trust Originated Preferred Securities among the Registrant, the Regular Trustees, Bank of New York, a Delaware banking corporation, as Delaware trustee, and Bank of New York, N.A., a national banking association, as Institutional Trustee. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
4.5		Preferred Securities Guarantee Agreement between the Registrant and Bank of New York, N.A., a national banking association, as Preferred Guarantee Trustee. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
4.6		Common Securities Guarantee Agreement by the Registrant. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
4.7		Form of Preferred Securities. (Included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)
4.8		Indenture dated as of March 1, 1999 between the Registrant and JP Morgan Chase Bank (originated as The first National Bank of Chicago), as trustee. (Incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 001-08007)
4.9		Registration Rights Agreement among the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, Goldman, Sachs & Co., and Warburg Dillon Read LLC (Incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 001-08007)

40     FREMONT GENERAL CORPORATION AND SUBSIDIARIES

Exhibit No.		Description

4.10		Form of Fremont General Corporation 7.875% Senior Notes due 2009. (Incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 001-08007)
4.11		Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on May 18, 2006, Registration Number 333-134236)
4.12		Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on May 18, 2006, Registration Number 333-134236)
10	.1(a)*	Letter Agreement between the Registrant and Alan W. Faigin dated April 2, 2007. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 28, 2007, Commission File Number 001-08007)
10	.1(b)*	Letter Agreement Amendment between the Registrant and Alan W. Faigin dated August 27, 2007. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 28, 2007, Commission File Number 001-08007)
10	.2(a)*	Management Continuity Agreement among the Registrant, Fremont Investment & Loan and Ronald J. Nicolas, Jr. dated April 3, 2007. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 12, 2007, Commission File Number 001-08007)
10	.2(b)*	Letter Agreement between Fremont Investment & Loan and Ronald J. Nicolas, Jr. dated April 3, 2007. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 12, 2007, Commission File Number 001-08007)
10	.2(c)*	Letter Agreement between the Registrant and Ronald J. Nicolas, Jr. dated August 27, 2007. (Incorporate by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 28, 2007, Commission File Number 001-08007)
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management or compensatory plans or arrangements. With respect to long-term debt instruments, the Registrant undertakes to provide copies of such agreements upon request by the Commission.

2007 QUARTERLY REPORT     41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREMONT GENERAL CORPORATION

Date: November 8, 2007	/s/ LOUIS J. RAMPINO Louis J. Rampino President and Chief Executive Officer

Date: November 8, 2007	/s/ RONALD J. NICOLAS, JR. Ronald J. Nicolas, Jr. Senior Vice President, Chief Financial Officer Chief Accounting Officer and Treasurer (Principal Accounting Officer)

S-1     FREMONT GENERAL CORPORATION AND SUBSIDIARIES