Form 10-K
period 2009-12-31
SIGNATURE GROUP HOLDINGS INC
filed 2011-05-17
CIK 38984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
or
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-08007

SIGNATURE GROUP HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	95-2815260
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
15303 Ventura Blvd., Ste 1600
Sherman Oaks, California 91403	(805) 435-1255
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

(Title of Each Class)

Common Stock, $1.00 par value

Fremont General Financing I — 9% Trust Originated Preferred Securities(sm)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☑ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐ Yes ☑ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer

☐ Non-Accelerated Filer (Do not check if a smaller reporting company)	☑ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes ☑ No

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2009: $15,651,056

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     ☐ Yes ☑ No

The number of shares of common stock outstanding as of May 9, 2011:

Common Stock, $0.01 Par Value — 112,515,724 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2009

i

EXPLANATORY NOTE

Signature Group Holdings, Inc. (“Signature,” formerly Fremont General Corporation (“Fremont”), or the “Company”, “we,” “us” or “our”) is filing this comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2009, 2008 and 2007 and the quarterly periods ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009 and September 30, 2009 (the “Comprehensive Form 10-K”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although the Company has regularly made filings through Current Reports on Form 8-K when deemed appropriate, this Comprehensive Form 10-K is the Company’s first annual periodic filing with the Securities and Exchange Commission (the “Commission”) since the filing of its Annual Report on Form 10-K for the year ended December 31, 2006. Included in this Comprehensive Form 10-K are the Company’s audited financial statements for the fiscal years ended December 31, 2009, 2008 and 2007, which have not been previously filed with the Commission. In addition, the Comprehensive Form 10-K also includes select, unaudited quarterly financial information of the Company for 2008 and 2009.

On June 18, 2008 (the “Petition Date”), Fremont filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the “Bankruptcy Court”). On May 25, 2010, the Bankruptcy Court entered an order, as amended (the “Confirmation Order”), confirming Signature Group Holdings, LLC’s Fourth Amended Chapter 11 Plan of Reorganization of Fremont General Corporation, Joined by James McIntyre as Co-Plan Proponent, dated May 24, 2010 (the “Plan”). Pursuant to the Plan and the Confirmation Order, Fremont emerged from bankruptcy proceedings and filed Amended and Restated Articles of Incorporation with the Office of the Secretary of the State for the State of Nevada on June 11, 2010 (the “Effective Date”), which, among other things, changed Fremont’s name to that of Signature Group Holdings, Inc.

Prior to filing for bankruptcy protection in June 2008, Fremont was not current in its annual and quarterly periodic reporting requirements under Section 13 of the Exchange Act and did not file its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 nor its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008. While under the jurisdiction of the Bankruptcy Court, Fremont did not file subsequent Annual Reports on Form 10-K for the fiscal years ended December 31, 2008 and 2009, nor its Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, September 30, 2009 and March 31, 2010. Since emerging from bankruptcy proceedings, Signature has been unable to file its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2010 and September 30, 2010 or its Annual Report on Form 10-K for the year ended December 31, 2010. This Comprehensive Form 10-K includes, in one comprehensive filing, business and financial information of Fremont for the periods through the end of the 2009 fiscal year. Periodic reports required under the Exchange Act for fiscal year end 2010 will be filed separately as soon as they are completed.

Since the Effective Date, the business and operations of the Company have been under new management and are different from the business activities of Fremont and its subsidiaries, with the exception of the management of certain legacy assets. The Comprehensive Form 10-K includes disclosure of material recent developments and events subsequent to December 31, 2009, including the Company’s new business and material events and developments that took place on the Effective Date and through the filing of this Comprehensive Form 10-K with the Commission. The Comprehensive Form 10-K also includes certain unaudited results of operations and balance sheet financial information for the year ended 2010 in the Notes to the Consolidated Financial Statements, which are included in Item 8 hereof. The Company’s unaudited 2010 financial information is not complete and should not be relied upon until the Company files its periodic reports required under the Exchange Act for 2010.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report, including, without limitation, matters discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Comprehensive Form 10-K. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to:

●	general economic conditions may be worse than expected;

●	competition among other companies with whom we compete may increase significantly;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting our business;

●	we could lose key personnel or spend a greater amount of resources attracting, retaining and motivating key personnel than we have in the past;

●	the impact of the material weakness in our internal control over financial reporting on the accuracy of our reported financial results;

●
our ability to successfully implement internal controls and procedures that remediate the material weakness in our internal control over financial reporting and ensure timely, effective and accurate financial reporting;

●	changes in accounting policies and practices, as may be adopted by regulatory agencies, including without limitation the Financial Accounting Standards Board and the Commission;

●	changes in our organization, compensation and benefit plans;

●	changes in our financial condition or results of operations;

●	changes in the financial condition or future prospects of issuers of debt or equity securities that we own; and

●	other factors, risks and uncertainties described in this Comprehensive Form 10-K under Item 1A - “Risk Factors,” as may be supplemented in our other filings with the Commission.

All forward looking statements set forth herein are qualified by these cautionary statements and are made only as of the date hereof. We undertake no obligation to update or revise the information contained herein including, without limitation, any forward-looking statements whether as a result of new information, subsequent events or circumstances, or otherwise, unless otherwise required by law.

PART I

Item 1.	Business

A.	OVERVIEW

As discussed in detail in the Explanatory Note which precedes this Item of the Comprehensive Form 10-K and elsewhere in this document, Signature, formerly known as Fremont, emerged from bankruptcy proceedings on June 11, 2010. Pursuant to the Plan, Signature is an externally managed financial services company that seeks to become a diversified business enterprise that is intended to generate strong, risk-adjusted return on equity while protecting shareholder capital. We plan to operate in two primary business lines: (i) Special Situation Lending and (ii) Strategic Acquisitions. In our Special Situation Lending business line, we will focus on providing senior secured and junior secured debt financing to middle market companies in the form of newly originated commercial and industrial loans, leases, and real estate mortgages in healthy and distressed situations. In our Special Situation Lending business line, we will also acquire similarly structured debt instruments as well as, on occasion, corporate bonds, trade claims, and other structured debt instruments, which may be performing, sub-performing or non-performing. Generally, the debt obligations acquired by us through our Special Situation Lending business line will be made at a discount to par value, or unpaid principal balance. In our Strategic Acquisition business line, we will provide investment capital to middle market companies whereby, as a result of our investment, we will obtain a significant equity interest in a company either through the direct purchase of a controlling interest, and in some cases all or substantially all of its equity securities or through a structured debt transaction that results in our obtaining a significant equity interest from a debt-for-equity conversion, bankruptcy or foreclosure event, or other transactions. Our Strategic Acquisition business line may also include the acquisition of specialized assets such as product or brand licenses, royalty streams, subscriber bases or divisions of larger companies. The investments we plan to make in our Strategic Acquisition business line may be healthy or distressed situations. Our current business plan and strategic initiatives are based upon the business plan that was included in the Plan, which was approved by the creditors and equity holders of Fremont and the Bankruptcy Court.

The Signature Board of Directors and management continue to evaluate the current business plan and strategic initiatives. As we execute our business plan, we may decide in the future to make changes as a result of various factors, including existing and future market opportunities, profitability, economic conditions and other business and financial criteria in order to enhance Signature’s returns and profitability.

In both of our business lines, we describe our strategy as ‘opportunistic’, a term we use to mean that we do not approach potential transactions with any preconceived parameters with respect to a target company’s size, historical operating performance, industry segment, geographic location or any other particular limiting characteristic. Rather, we will evaluate transactions with a focus on structures that are designed to produce high investment returns for shareholders relative to the underlying risks and we will seek to manage our assets to maximize our profit and investment returns without regard to a pre-set realization event or holding period. We believe our strategy provides us with a considerable competitive advantage over other financial service companies, financial institutions, lenders and equity investors who tend to employ a more formulaic approach. Our investments may be made through one or multiple subsidiaries that will be owned by the Company. We do not believe that our business and operations will result in the Company being deemed an “investment company” under the Investment Company Act of 1940.

Our business is primarily funded by the asset base of Fremont following its bankruptcy reorganization. On the Effective Date, and pursuant to the Plan, the Company distributed approximately $280.8 million to Fremont’s creditors. Additionally, pursuant to various settlement agreements related to repurchase reserve matters (discussed herein), and with Bankruptcy Court approval, Fremont paid out an additional $28.3 million during the weeks leading up to the Effective Date. After factoring in these significant distributions, the Company’s assets and stockholders’ equity were approximately $157.8 million and $90.9 million, respectively, on June 30, 2010 and $135.5 million and $73.7 million, respectively, as of December 31, 2010, which amounts serve as the foundation for our business plan. Included among Signature’s assets are legacy assets related to Fremont’s prior businesses, including a residential mortgage portfolio, residential real estate, and certain other assets (“Legacy Assets”), which made up approximately 50% and 42% of our total assets on June 30, 2010 and as of December 31, 2010, respectively. These Legacy Assets are being managed to maximize recoveries and value for our shareholders and will be redeployed into our business strategy over time. In addition, the Company also maintains a very significant federal net operating loss carryforward (“NOL”) estimated at approximately $882.7 million at December 31, 2010. The NOL has been fully reserved for in accordance with generally accepted accounting principles of the United States of America in our consolidated financial statements. The NOL is further discussed in this Item 1, Section “D. Recent Developments” and Item 5 of this Comprehensive Form 10-K and Note 9 — Income Taxes in the Consolidated Financial Statements which are included in Item 8 of this Comprehensive Form 10-K.

We intend to create a broad based and solidly profitable enterprise that provides capital in what is commonly referred to as the “middle market.” We believe there is a particularly acute need for ‘special situation’ financing under current market conditions, but also believe that there is a continuing opportunity in all markets. We also plan to create a diversified portfolio of operating businesses and specialized assets that we believe to be generating high profit margins or have the ability to generate such margins in the near future and that are able to be acquired at low valuation multiples due to what we believe to be a particular element of a target company’s business or industry that is in transition or otherwise misunderstood by the marketplace.

On the Effective Date, after a nearly two-year reorganization process, the common equity shareholders of Fremont became the holders of a majority of the common equity in Signature. Although Signature remains a financial services company and plans to continue providing financing for commercial purposes as Fremont did in its commercial lending operation, our business is different from Fremont’s legacy operations prior to and during its bankruptcy proceedings. For example, we do not expect to originate subprime residential mortgages nor will we operate as a regulated banking institution, although we do continue to hold and manage the Legacy Assets. As discussed further herein, Fremont was a financial services holding company which conducted its business primarily through its subsidiary, Fremont Investment & Loan (“FIL”), which was a California industrial bank regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). A substantial majority of FIL’s operations and assets were sold in a series of transactions between early 2007 and the middle of 2008, the more significant items of which are discussed herein. Financial results relating to a substantial portion of the remaining operations and assets of FIL are presented as discontinued operations in our Consolidated Financial Statements, which are included in Item 8 of this Comprehensive Form 10-K.

We have entered into an Interim Investment Management Agreement dated June 11, 2010 (“Interim Management Agreement”) with Signature Capital Advisers, LLC (“SCA”) a newly formed management company that is owned and managed by experienced professionals with backgrounds and experience in commercial finance, distressed debt acquisition, merchant banking and private equity to manage our business affairs. SCA’s principals, who include Craig Noell, our Chief Executive Officer, Kenneth Grossman, our Executive Vice President, Kyle Ross, our Executive Vice President and interim Chief Financial Officer and Thomas Donatelli, have an established track record of identifying, structuring, and managing transactions in our targeted business lines. We believe these principals are well known in the business communities in which we seek to source and transact business, which we believe will result in proprietary opportunities. While we believe such proprietary opportunities are generally more desirable than auction-driven transactions, we expect a portion of the situations we become involved in will be auction-driven as well. See Item 1, Section D of this Comprehensive Form 10-K for a summary of the services SCA provides to us and the terms of the Interim Management Agreement.

Signature is a Nevada corporation that was incorporated in 1972. Our corporate office is located at 15303 Ventura Blvd, Ste 1600, Sherman Oaks, CA 91403 and our phone number is (805) 435-1255. Signature’s common stock is quoted on the Pink OTC Markets, Inc. OTC Exchange under the trading symbol “SGGH.” At December 31, 2009 and as of May 9, 2011, we had approximately 42 and 20 employees, respectively, none of whom is represented by a collective bargaining agreement. As of December 31, 2009, Fremont’s officers and directors, their families and its benefit plans beneficially owned approximately less than 1% of the outstanding common stock of Fremont. As of May 9, 2011, our officers and directors beneficially owned approximately 10.16% of Signature’s outstanding common stock directly, or indirectly through investment vehicles managed by the directors or officers, or by family members and family trusts.

B.	PRE-BANKRUPTCY OPERATIONS

Prior to its bankruptcy filing, Fremont operated as a financial services-holding company. Its operations were conducted primarily through FIL. FIL was a wholly-owned subsidiary of Fremont General Credit Corporation (“FGCC”), an intermediary holding company which was wholly owned by Fremont. FIL offered certificates of deposit and savings and money market deposit accounts through 22 retail banking branches in California. FIL was also a significant participant in the residential and commercial mortgage lending industries.

1.	2007 Events

General. Fiscal year 2007 proved to be a year of significant transition for Fremont, which was prompted, in part, by the deterioration of the subprime residential real estate market, which had a material adverse impact on its business and results of operations. Of primary significance, on February 27, 2007, Fremont and FIL received a proposed Cease and Desist Order from the FDIC (the “Order”). The Order called for Fremont to make a variety of changes designed to restrict the level of lending in its subprime residential mortgage and commercial real estate business, to adopt a Capital Adequacy Plan to maintain adequate Tier-1 leverage capital in relation to its risk profile, to provide for enhanced regulatory oversight, and to mandate the retention of qualified management acceptable to the FDIC and the DFI. On March 7, 2007, Fremont formally consented to the proposed Order issued by the FDIC, without admitting to any of the allegations contained in the Order. Fremont entered into a Final Order with the DFI on April 13, 2007, which is substantially similar in content to the Order (the “DFI Order” and, along with the Order, the “Orders”). The Orders are described below under “Regulatory Orders.”

A number of actions taken by prior management during 2007 were a direct response to the entry into the Orders. As discussed below and elsewhere in this Comprehensive Form 10-K, during 2007, FIL: (i) ceased originating subprime residential real estate loans and, in several transactions, sold a substantial portion of its subprime residential real estate loan portfolio; and (ii) sold its commercial real estate loan portfolio and related lending platform and concurrently retained a significant participation interest representing a majority of the commercial real estate loan portfolio sold. The sale of a substantial portion of the subprime residential real estate loan portfolio and the exit from the subprime residential real estate business contributed to significant losses in 2007. In addition to losses realized on asset sales, asset impairment charges, a reduction in interest income from having exited such businesses and significant increases in FDIC insurance premium expenses, Fremont also incurred significant increases in legal and professional expenses resulting from compliance with the Orders and ongoing litigation in 2007 compared to prior years.

Regulatory Orders. On March 7, 2007, Fremont, FIL and FGCC announced that they had consented to the Order issued by the FDIC. Fremont entered into the DFI Order, which contained substantially similar terms as set forth in the Order, on April 13, 2007. Among other things, the Orders required FIL to cease and desist from the following: (i) operating with management whose policies and practices are detrimental to FIL; (ii) operating FIL without effective risk management policies and procedures in place in relation to FIL’s brokered subprime mortgage lending and commercial real estate construction lending businesses; (iii) operating with inadequate underwriting criteria and excessive risk in relation to the kind and quality of assets held by FIL; (iv) operating without an accurate, rigorous and properly documented methodology concerning its allowance for loan and lease losses; (v) operating with a large volume of poor quality loans; (vi) engaging in unsatisfactory lending practices; (vii) operating without an adequate strategic plan in relation to the volatility of FIL’s business lines and the kind and quality of assets held by FIL; (viii) operating with inadequate capital in relation to the kind and quality of assets held by FIL; (ix) operating in such a manner as to produce low and unsustainable earnings; (x) operating with inadequate provisions for liquidity in relation to the volatility of FIL’s business lines and the kind and quality of assets held by FIL; (xi) marketing and extending adjustable-rate mortgage (“ARM”) products to subprime borrowers in an unsafe and unsound manner; (xii) making mortgage loans without adequately considering the borrower’s ability to repay the mortgage according to its terms; (xiii) operating in violation of Section 23B of the Federal Reserve Act; and (xiv) operating inconsistently with the FDIC’s Interagency Advisory on Mortgage Banking and Interagency Expanded Guidance for Subprime Lending Programs.

The Order also required FIL to take a number of steps, including (1) having and retaining qualified management; (2) limiting Fremont and FGCC’s representation on FIL’s board of directors and requiring that independent directors comprise a majority of FIL’s board of directors; (3) revising and implementing written lending policies; (4) revising and implementing policies governing communications with consumers; (5) implementing control systems to monitor whether FIL’s actual practices are consistent with its policies and procedures; (6) implementing a third-party mortgage broker monitoring program and plan; (7) developing a five-year strategic plan; (8) implementing a policy covering FIL’s capital analysis on subprime residential loans; (9) performing quarterly valuations and cash flow analyses on FIL’s residual interests and mortgage servicing rights from its residential lending operation, and obtaining annual independent valuations of such interests and rights; (10) limiting extensions of credit to certain commercial real estate borrowers; (11) implementing a written lending and collection policy; (12) submitting a capital plan that included a Tier-1 capital ratio of not less than 14% of FIL’s total assets; (13) implementing a written profit plan; (14) limiting the payment of cash dividends by FIL without the prior written consent of the FDIC and the DFI; (15) implementing a written liquidity and funds management policy; (16) prohibiting the receipt, renewal or rollover of brokered deposit accounts without obtaining a waiver approved by the FDIC; (17) reducing adversely classified assets; and (18) implementing a comprehensive plan for the methodology for determining the adequacy of the allowance for loan and lease losses.

Residential Real Estate Transactions. On March 2, 2007, Fremont announced its intention to exit from all of its subprime residential real estate lending operations. On March 21, 2007, Fremont announced that FIL had entered into whole loan sale agreements to sell approximately $4 billion of its subprime residential real estate loans. On April 16, 2007, Fremont announced that FIL had entered into an agreement to sell another $2.9 billion of subprime residential real estate loans, which represented the majority of its subprime residential loans held for sale that had not yet been sold.

As a result of the foregoing, Fremont completed whole loan sales of subprime residential real estate loans during fiscal year 2007 totaling $9.3 billion. Loss on residential loans held for sale totaled $953.2 million in fiscal year 2007, which amount is included in (loss) income from discontinued operations, net of income taxes in the accompanying Consolidated Statement of Operations for the year ended December 31, 2007. Fremont also classified its former subprime residential real estate operations as “discontinued operations” as it would no longer have any significant continuing involvement in this business. Accordingly, the results of operations, financial position and cash flows of the residential real estate operations have been presented separately in the Consolidated Financial Statements and Notes as “discontinued operations” for all periods presented. See Note 19 — Discontinued Operations in the Consolidated Financial Statements which are included in Item 8 of this Comprehensive Form 10-K for further information concerning the accounting treatment of the remaining assets and liabilities, and the results of the discontinued residential real estate operations.

Commercial Real Estate Transactions. On July 2, 2007, in response to the Order issued by the FDIC, FIL sold its commercial real estate loan portfolio and related lending platform to iStar Financial Inc. (“iStar”) pursuant to an Asset Purchase Agreement entered into on May 21, 2007 (the “iStar Transaction”). Through this sale, FIL sold its $6.2 billion commercial real estate loan portfolio and a majority of the non-loan assets used in the business to iStar and received $1.9 billion in cash and concurrently retained a $4.2 billion participation interest in the sold portfolio. The $1.9 billion in cash represented 30% of the unpaid principal balance of the loan portfolio as of the closing, net of a purchase discount. The $4.2 billion participation interest in the total commercial real estate loan portfolio represented 70% of the unpaid principal balance of the loan portfolio as of the closing, net of a purchase discount. The participation interest yielded interest at one-month LIBOR plus 150 basis points. FIL’s participation interest in the loan portfolio was governed by a participation agreement pursuant to which FIL was entitled to receive 70% of all principal payments on the loans sold to iStar, including with respect to any portion of the unfunded commitments with respect to such loans that were subsequently funded by iStar. In connection with the transaction, iStar assumed all obligations associated with the loan portfolio after the closing date (including the obligation to fund approximately $3.7 billion of existing unfunded commitments) and the obligations under certain assumed leases and intellectual property contracts. As of the closing date, iStar employed substantially all of the employees previously engaged in FIL’s commercial real estate lending business. As a result of the iStar Transaction, Fremont recognized a net gain of $65.7 million during the third quarter of 2007, which amount is included in (loss) income from discontinued operations, net of income taxes in the accompanying Consolidated Statement of Operations for the year ended December 31, 2007. See Note 19 — Discontinued Operations in the Consolidated Financial Statements which are included in Item 8 of this Comprehensive Form 10-K for further information concerning the accounting treatment of the remaining assets and liabilities, and the results of the discontinued commercial real estate operations.

Stockholder Rights Agreement Adopted. On October 23, 2007, Fremont and Mellon Investor Services LLC, as rights agent, entered into a Rights Agreement (the “Rights Agreement”), which provided for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Company common stock. The dividend was initially payable on November 2, 2007 to stockholders of record at the close of business on that date (the “Record Date”). So long as the Rights Agreement is effective and the Rights are attached to the Company common stock, one additional Right, as such number may be adjusted pursuant to the provisions of the Rights Agreement, shall be deemed to be delivered for each share of Company common stock issued or transferred by the Company in the future. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share (a “Unit”) of a series of the Company’s preferred stock designated as Series A Junior Participating Preferred Stock (“Preferred Stock”) at a price of $12.00 per one one-thousandth of a share (the “Purchase Price”), subject to adjustment as provided in the Rights Agreement. The Company has reserved 200,000 shares of Preferred Stock for issuance upon exercise of the Rights.

Subject to the exceptions and limitations contained in the Rights Agreement, the Rights generally are exercisable only if a person or group acquires beneficial ownership of 5% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 5% or more of the Company’s common stock, and the Company’s Board of Directors affirmatively determines a Distribution Date (as defined in the Rights Agreement) shall occur. Until a Right is exercised pursuant to the Rights Agreement, a Right will not provide its holder with any rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. The Rights are not currently exercisable. In addition the Rights Agreement also provides that, in the event that (i) the Company engages in a merger or other business combination transaction in which the Company is not the surviving corporation, (ii) the Company engages in a merger or other business combination transaction in which the Company is the surviving corporation and the Company’s common stock is changed or exchanged, or (iii) 50% or more of the Company’s assets, cash flow or earning power is sold or transferred, each holder of a Right (except Rights which have previously been voided because they were held by the acquiring person or entity) shall thereafter have the right to receive, upon exercise, common stock of the acquiring company as set forth in the Rights Agreement. The Rights Agreement continued in effect following the Company’s emergence from bankruptcy proceedings on the Effective Date. The Rights will expire on November 2, 2017, unless terminated earlier by the Company. For more information about the Rights Agreement, see the full text of the Rights Agreement included as Exhibit 4.8 to this Comprehensive Form 10-K.

New Executive Management Team. On November 12, 2007, Fremont announced the appointment of a new executive management team and new members of its Board of Directors. Stephen H. Gordon, who most recently had been Chairman of the Board and Chief Executive Officer of Commercial Capital Bancorp, Inc. (“CCBI”), was appointed the Chairman and Chief Executive Officer of Fremont. Also joining Mr. Gordon at Fremont were several of Mr. Gordon’s former colleagues at CCBI, including David S. DePillo, who was appointed Vice-Chairman and President; Richard A. Sanchez, who was appointed Executive Vice President and Chief Administrative Officer; Thea K. Stuedli, who was appointed Executive Vice President and Chief Financial Officer; and Donald E. Royer, who was appointed Executive Vice President and General Counsel. This new executive management team is collectively referred to herein as the “Gordon Management Group.”

In November 2007, Mr. Gordon and Mr. DePillo also were appointed to Fremont’s Board of Directors, and were elected Chairman and Vice-Chairman, respectively. They replaced Louis J. Rampino and Wayne R. Bailey, who resigned from the Board of Directors of Fremont and FIL and were removed as Fremont’s President and Chief Executive Officer and Executive Vice President and Chief Operating Officer, respectively.

On December 21, 2007, Fremont announced that the FDIC and the DFI did not object to the appointment of the members of the Gordon Management Group to similar positions at FIL, effective December 21, 2007. At the same time, Mr. Gordon and Mr. DePillo were appointed to FIL’s Board of Directors, and elected Chairman and Vice-Chairman, respectively. They replaced Louis J. Rampino and Wayne R. Bailey, FIL’s former members of the Board of Directors, who had previously resigned.

2.	2008 Events

General. The Gordon Management Group continued the efforts of the prior management team to comply with the Orders, which included entering into several transactions to further reorganize Fremont’s business operations and improve operating performance so as to position Fremont for a required capital infusion. The following summarizes in chronological order the material events occurring before the Petition Date.

Sale of Irving, Texas Facility. On January 14, 2008, Fremont announced that FIL had entered into a definitive agreement to sell the fixed assets and assign the lease obligation of its Irving, Texas loan servicing facility (the “Irving Facility”). Pursuant to the agreement, FIL received cash for the sale of the fixed assets and the assignment of its lease obligations to the Irving Facility. The majority of the employees at the Irving Facility were offered employment with the purchaser based on the purchaser’s hiring needs and criteria and the purchaser reimbursed FIL for certain separation payments to FIL employees.

Termination of Certain Employee Benefit Plans. In February 2008, after the Gordon Management Group conducted a review of Fremont’s various benefit plans, Fremont made a series of changes to the benefit plans with the desired result of streamlining the compensation programs generally, and to bring compensation in line with the way new management was being compensated. The changes included terminating the Employee Stock Option Plan and its two executive bonus plans, freezing further participation in the Fremont General Corporation Supplemental Executive Retirement Plan II, as amended (“SERP II”) and the Fremont General Corporation 2003 Excess Benefit Plan (“Excess Benefit Plan”), and amending the 401(k) plan to remove investment in Fremont securities as a permissible plan investment alternative.

Relocation of Corporation Headquarters. Effective February 1, 2008, Fremont’s principal corporate executive office was relocated from Santa Monica, California to Brea, California. In conjunction with this decision, Fremont established a discontinued lease liability of $2.4 million related to its Santa Monica leased location based upon management’s estimate of the then present value of the future lease obligations. The landlord for the Santa Monica leased location filed a proof of claim with the Bankruptcy Court on November 2008 in the amount of $2.4 million. Following the Company’s emergence from bankruptcy, the landlord was paid $2.5 million which included $0.1 million in interest.

Deferral of Interest on Junior Subordinated Debentures and Senior Notes. On February 28, 2008, Fremont announced that in order to conserve cash as it explored various capital raising alternatives, Fremont had elected to defer indefinitely, interest payments on its 9% Junior Subordinated Debentures issued by Fremont (the “Junior Subordinated Debentures”), with the related result that distributions by Fremont General Financing I, a statutory business trust (the “TOPrS Trust”) on its 9% Trust Originated Preferred Securities (the “TOPrS”) were also deferred. Fremont made a similar announcement on March 18, 2008 with respect to its $6.6 million semi-annual interest payment due on March 17, 2008 relating to its 7.875% Senior Notes due 2009 (the “Senior Notes”).

Forbearance Agreement related to Senior Notes. Under the terms of the Senior Notes Indenture, dated March 1, 1999, by and between the trustee and Fremont (as supplemented or otherwise modified, the “Senior Notes Indenture”), Fremont’s failure to pay its semi-annual interest payment due on March 17, 2008 constituted an event of default entitling the holder of more than 75% of the Senior Notes (the “Majority Holder”) to declare the entire principal amount of the Senior Notes to be immediately due and payable. On May 28, 2008, Fremont entered into a Forbearance Agreement with the Majority Holder pursuant to which the Majority Holder instructed the trustee to enter into the Supplemental Indenture (the “Supplemental Indenture”), which was effective on May 28, 2008, and modified the terms of the Senior Notes Indenture to prevent any portion of the Senior Notes from being declared immediately due and payable under any provision of the Senior Notes Indenture, other than an event of default that occurs relating to insolvency or bankruptcy proceedings, until after the agreed upon forbearance period.

Sale of Mortgage Servicing Rights - Carrington. In March 2008, FIL entered into a definitive agreement to sell the mortgage servicing rights associated with mortgage loans held in certain securitization trusts sponsored by an affiliate of Carrington Capital Management, LLC (“CCM”) to Carrington Mortgage Services, LLC (“CMS”), a wholly-owned subsidiary of CCM. An affiliate of CCM previously acquired these mortgage loans from FIL prior to the securitizations being completed. The mortgage servicing rights sold related to mortgage loans with a total remaining principal balance of approximately $1.9 billion. In addition to the purchase price for the mortgage servicing rights, FIL was reimbursed over a twelve-month period for outstanding advances previously made by FIL. The sale resulted in no gain or loss as the mortgage servicing rights had been previously marked to estimated fair value prior to the sale. See Note 19 — Discontinued Operations in the Consolidated Financial Statements which are included in Item 8 of this Comprehensive Form 10-K.

Receipt of FDIC Directive. On March 26, 2008, the FDIC issued a Supervisory Prompt Corrective Action Directive (the “Directive”) to Fremont, which gave Fremont 60 days to either recapitalize FIL or accept an offer for FIL to be acquired by another depository institution. Management’s efforts to comply with the Directive are discussed below under “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings.”

Suspension on NYSE; Trading on Pink Sheets. On April 14, 2008, NYSE Regulation Inc. (“NYSE Regulation”) delivered written notice to Fremont and issued a press release on the same date that trading in Fremont’s common stock was to be suspended prior to the opening of trading on April 17, 2008, due to Fremont’s common stock price falling below the average closing price of $1.00 over a consecutive 30 day trading period. NYSE Regulation also notified Fremont that it would also suspend trading in Fremont’s Preferred Securities. Effective as of the suspension of trading on April 17, 2008, Fremont’s common stock and Preferred Securities became eligible for quotation on the Pink Sheets, an electronic quotation service for securities traded over-the-counter.

Dismissal of Morgan Stanley Mortgage Capital Holdings LLC Litigation Matter. On October 23, 2007, Morgan Stanley Mortgage Capital Holdings LLC filed suit against FIL in the Southern District of New York alleging repurchase and other claims involving over 230 subprime mortgage loans sold pursuant to several mortgage loan purchase and warranties agreements. On April 21, 2008, Morgan Stanley voluntarily dismissed the case without prejudice thereby terminating this matter.

Agreement with CapitalSource. In April 2008, Fremont announced terms of an agreement with CapitalSource, Inc. (“CapitalSource”), whereby CapitalSource, through a to-be-organized California industrial bank, agreed to purchase a substantial portion of FIL’s assets, including all branches, and assume all of its deposits (the “CapitalSource Transaction”). The CapitalSource Transaction was entered into to comply with the requirements of the Directive. The terms of the CapitalSource Transaction are discussed below under “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings.”

Closing of Ontario Servicing Center. Beginning in May 2008, FIL began to wind down its servicing operations in Ontario, CA. In June and August 2008, FIL entered into termination agreements with its landlord to reduce the size of its operation. In June 2009, FIL entered into a final termination agreement with its landlord.

Sale of Mortgage Servicing Rights - Litton. In June 2008, Fremont completed the sale of FIL’s remaining mortgage servicing rights on its $12.2 billion serviced loan portfolio to Litton Loan Servicing LP, an affiliate of Goldman Sachs & Co (“Litton”). In connection with the sale, Litton reimbursed FIL for the outstanding servicing advances it made, as well as the delinquent servicing fees at closing. The sale resulted in no gain or loss as the mortgage servicing rights had been previously marked to estimated fair value prior to the sale. See Note 19 — Discontinued Operations in the Consolidated Financial Statements which are included in Item 8 of this Comprehensive Form 10-K.

First Settlement with Aurora Loan Services. On or about June 18, 2007, Aurora Loan Services LLC (“Aurora”) filed suit against FIL, as master servicer or loan administrator on behalf of Lehman Brothers Bank, FSB (“LBB”), Lehman Brothers Holdings, Inc. (“LBHI”) and various structured asset securities corporations (collectively “Trusts”). The complaint alleged claims for repurchase, indemnification, unjust enrichment, and declaratory judgment claims involving approximately 85 subprime residential mortgage loans that were originated by FIL. In May 2008, Fremont entered into a Settlement Agreement and Mutual Release with LBB, LBHI and Aurora with respect to certain outstanding litigation and disputes (“First Aurora Settlement”). The terms of the First Aurora Settlement provided for Fremont to pay $1.1 million to Aurora in June 2008. The First Aurora Settlement did not address any outstanding claims made by Aurora on behalf of the Trusts. See “C. Chapter 11 Bankruptcy Proceedings And Events Occurring Such Proceedings” in Item 1 of this Comprehensive Form 10-K for additional details about settlements with Aurora.

C. CHAPTER 11 BANKRUPTCY PROCEEDINGS AND EVENTS OCCURRING DURING SUCH PROCEEDINGS

General. Because Fremont was a public company subject to the reporting requirements of the Exchange Act, it was required to comply with the Commission’s proxy rules in order to solicit shareholder approval of the CapitalSource Transaction and to complete the sale to CapitalSource. However, Fremont was unable to file its Annual Report on Form 10-K for the year ended December 31, 2007. Under the Commission’s proxy rules, Fremont’s 2007 annual audited financial statements and other related disclosure required to be contained in the 2007 Form 10-K were required disclosures in order for Fremont to solicit shareholder approval of the CapitalSource Transaction. Given these exigent circumstances, and the 60 day requirement imposed under the Directive, Fremont determined that its best option to assure completion of the CapitalSource Transaction and to avert an FDIC receivership of FIL, would be to voluntarily seek protection under Chapter 11 of the Bankruptcy Code and, upon filing, promptly seek and obtain Bankruptcy Court approval for Fremont to complete the CapitalSource Transaction. Accordingly, on June 18, 2008 (or the Petition Date”), Fremont filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

Fremont continued to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court for nearly two years. On May 25, 2010, the Bankruptcy Court entered the Confirmation Order, which confirmed the Plan and became binding on all stockholders and creditors of Fremont on Effective Date. During Fremont’s nearly two-year period in bankruptcy, a number of important events occurred, including several material litigation settlements, which collectively provided the basis for Fremont to successfully reorganize itself and, with the confirmed Plan, provided an opportunity for all creditors and shareholders to obtain benefits. The material events that transpired during the bankruptcy proceeding are summarized below.

Limitation on Transfer of Equity Interest in Fremont. On the Petition Date, Fremont filed certain first day motions, including one whereby Fremont sought to obtain an order from the Bankruptcy Court to limit certain transfers of beneficial ownership in Fremont’s equity securities. Fremont was concerned that certain sales or purchases of its common equity interests could reduce or eliminate the value of any NOLs under existing Section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), which limits a company’s ability to utilize its NOLs if it has undergone a change of ownership of more than 50 percentage points by one or more 5% shareholders within a three-year period. In order to preserve the value of its NOLs, Fremont sought an order from the Bankruptcy Court limiting and tailoring certain restrictions on the trading of Fremont’s common equity interest and requiring Fremont to receive advance notice of any proposed transfers that individually or in the aggregate could result in a change of ownership in excess of 5% of its outstanding equity as calculated pursuant to Section 382 of the Tax Code. The Bankruptcy Court granted the requested relief with an Order that was entered on June 19, 2008 authorizing the NOL transfer restrictions.

CapitalSource Transaction. On June 23, 2008, in connection with Fremont’s Chapter 11 filing, Fremont filed a motion seeking an order from the Bankruptcy Court for Fremont to complete the CapitalSource Transaction. On July 17, 2008, and after providing notice to creditors of Fremont and FIL, the Bankruptcy Court approved Fremont’s motion for an order permitting Fremont to complete the CapitalSource Transaction. On July 25, 2008, Fremont completed the CapitalSource Transaction, which included the sale of a substantial portion of FIL’s assets, including all of its branches and the assumption of 100% of its deposits to CapitalSource Bank (“CapitalSource Bank”), a newly formed California industrial bank and indirect wholly-owned subsidiary of CapitalSource. CapitalSource Bank acquired (i) FIL’s entire retail network of 22 branch offices, including the assumption of leases; (ii) FIL’s participation interest in commercial real estate loans related to the iStar Transaction; (iii) real and personal property; (iv) cash; and (v) certain other assets of FIL, plus CapitalSource Bank assumed 100% of FIL’s deposits, which totaled approximately $5.2 billion (collectively, the “Banking Business”). FIL received a premium of approximately $161.7 million for the assumed deposits and transferred assets. The deposits and transferred assets represent a “disposal group” under generally accepted accounting principles in the United States of America (“GAAP”) and have been classified in the Consolidated Financial Statements as “discontinued operations” for all periods presented. See Note 19 – Discontinued Operations in the Consolidated Financial Statements which are included in Item 8 of this Comprehensive Form 10-K for further information concerning the accounting treatment of the remaining assets and liabilities within discontinued operations.

Surrender of FIL’s Charter and Name Change. Following the closing of the CapitalSource Transaction, FIL sought and obtained approval from the FDIC and the DFI to relinquish its federal deposit insurance coverage from the FDIC and surrendered its charter to the DFI. In conjunction with these activities, FIL’s name was changed to Fremont Reorganizing Corporation (“FRC”). As a result of the closing of the CapitalSource Transaction and the subsequent relinquishment of its FDIC deposit insurance coverage and California industrial bank charter, FRC ceased to be regulated by either the FDIC or the DFI and as such was no longer subject to the Orders.

Second Settlement with Aurora Loan Services. In January 2009, Fremont entered into another Settlement Agreement and Mutual Release with LBB, LBHI and Aurora with respect to certain outstanding litigation and disputes (“Second Aurora Settlement”).

On or about June 18, 2007, Aurora had filed suit against FIL, as master servicer or loan administrator on behalf of LBB, LBHI and the Trusts. The complaint alleged claims for repurchase, indemnification, unjust enrichment, and declaratory judgment claims involving approximately 85 subprime residential mortgage loans that were originated by FIL. The First Aurora Settlement did not address any outstanding claims made by Aurora on behalf of the Trusts. See “B. Pre-Bankruptcy Operations—2. 2008 Events” for information about the First Aurora Settlement. Such claims were settled by the Second Aurora Settlement. The terms of the Second Aurora Settlement provided for Fremont to pay $0.4 million to Aurora in January 2009.

Dismissal of Gerling Global Reinsurance Corporation of America Litigation Matter. On July 27, 2005, Gerling Global Reinsurance Corporation of America (“Gerling”) filed a lawsuit in Federal District Court (the “Court”) against Fremont arising out of a reinsurance treaty between Gerling and Fremont Indemnity Company, an indirect subsidiary of Fremont (“Fremont Indemnity”) alleging a number of claims, including, but not limited to fraud/intentional misrepresentation and concealment; breach of fiduciary duty; willful and wanton misconduct; and breach of contract for allegedly improper underwriting practices by Fremont Indemnity during 1998 and 1999. In October 2005, Gerling filed a First Amended Complaint (“FAC”) alleging similar claims. On January 11, 2007, the trial court issued an Order granting Fremont’s Motion for Summary Judgment and dismissed the entire case. Gerling Global appealed the Order to the Ninth Circuit Court of Appeals. On June 24, 2008, the Ninth Circuit Court of Appeals affirmed the trial court’s Order granting the Motion for Summary Judgment thereby terminating this matter.

Management Changes. In September 2008, Messrs. Gordon and DePillo resigned from daily management duties of Fremont and FRC, but maintained their positions as members of the board of directors of both entities. Mr. Richard Sanchez assumed the role of Interim Chief Executive Officer and Interim President of Fremont and FRC. Mr. Sanchez had previously served as Fremont’s Executive Vice President and Chief Administrative Officer since November 2007. These changes followed the appointment of Albert S. Conly, a Senior Managing Director of FTI Consulting, Inc., as Chief Restructuring Officer of Fremont in August 2008.

Settlement with Massachusetts Attorney General. In April 2009, Fremont entered into a conditional settlement agreement with the Office of the Attorney General of the Commonwealth of Massachusetts (the “Commonwealth”) with respect to resolving outstanding litigation and disputes (“Mass AG Settlement”) as described below. The Mass AG Settlement was approved by the Bankruptcy Court in May 2009.

In October 2007, the Commonwealth had filed a lawsuit in Massachusetts Superior Court in Suffolk County (“Superior Court”) alleging that Fremont and FIL engaged in unfair or deceptive practices in connection with the origination and servicing of residential mortgage loans made to residents of Massachusetts (the “Massachusetts Action”). The lawsuit was brought on behalf of the Commonwealth and all such borrowers. The complaint sought injunctive relief, equitable relief and damages for such Massachusetts borrowers and civil penalties from Fremont and FIL. Beginning on February 25, 2008, Fremont and FIL operated under a preliminary injunction issued by the Superior Court, as subsequently modified on March 31, 2008, which enjoined Fremont and FIL from foreclosing on certain of its loans made to Massachusetts resident borrowers without FIL first obtaining the approval of the Superior Court and prevented Fremont and FIL from selling, transferring, or assigning any such Massachusetts residential mortgage loan unless certain conditions were met. The Commonwealth filed a proof of claim in the Bankruptcy Court against Fremont in the aggregate amount of $20.0 million.

The Mass AG Settlement resulted in Fremont paying $10.0 million to the Commonwealth in June 2009, consisting of $1.0 million in consideration for release of the Commonwealth’s claim for civil penalties, $1.0 million in consideration for release of the Commonwealth’s claim for attorney costs and fees and $8.0 million in consideration for release of the Commonwealth’s claims for consumer compensatory damages and other relief. The Commonwealth’s proof of claim was satisfied by such payment.

This matter has been completely settled.

Settlement with California Insurance Commissioner. In April 2009, Fremont, FRC and FGCC entered into a Stipulation and Agreement with the State of California Insurance Commissioner (the “Commissioner”), as statutory liquidator of Fremont Indemnity Company, an indirect subsidiary of Fremont (“Fremont Indemnity”) and as statutory conservator of Fremont Life Insurance Company in Conservation, an indirect subsidiary of Fremont (“Life”) with respect to a global and integrated settlement and release of all claims and disputes among the parties, as described below (“CIC Stipulation”). The CIC Stipulation was approved by the Bankruptcy Court in May 2009 and it was further approved by the necessary state courts administering the liquidation of Fremont Indemnity thereafter.

In June 2004, the Commissioner, as statutory liquidator of Fremont Indemnity, filed suit against Fremont alleging it improperly utilized certain NOLs allegedly belonging to Fremont Indemnity (the “NOL Case”). Between July 2004 and August 2005, a series of amended complaints were filed with the Superior Court of the State of California (the “Court”). Ultimately, the Court dismissed all the causes of action brought against Fremont; however, in February 2007, the Court of Appeals of the State of California (the “Court of Appeals”) reversed the Court’s decision and the case was sent back to the trial court for further proceedings.

In August 2004, the Commissioner filed an additional and separate complaint against Fremont on behalf of Fremont Indemnity as successor in interest to Comstock Insurance Company (“Comstock”), a former affiliate of Fremont Indemnity, which was subsequently merged into Fremont Indemnity. This case alleged similar causes of action regarding the utilization of the NOLs as well as assertions of improper transactions with other insurance subsidiaries and affiliates of Fremont Indemnity (the “Comstock Action”). Again, the Court dismissed the complaint, but the Court of Appeals reversed the decision. In February 2008, FIL was added as a defendant in both the NOL Case and the Comstock Action.

Separately, in March 2006, the Commissioner requested that the Internal Revenue Service (“IRS”) issue a private letter ruling to resolve a dispute as to whether Fremont Indemnity and/or its subsidiaries could be considered as part of Fremont’s consolidated taxpayer group for federal tax purposes (the “Tax Consolidation Dispute”). The IRS issued a ruling on July 26, 2006 and, based upon such ruling, the Commissioner took the position that Fremont Indemnity and its subsidiaries should be included in Fremont’s consolidated taxpayer group. Fremont maintained its objection to such tax treatment.

In March 2008, the Commissioner filed a third lawsuit in California state court asserting, on behalf of Fremont Indemnity, claims of ownership of substantial portions of certain artwork, including any related proceeds from the sale of such artwork, that at any time were in possession or control of Fremont or any of its affiliates. That lawsuit was removed to the Bankruptcy Court on July 11, 2008 (“Art Adversary Dispute”). As part of the Art Adversary Dispute, the Commissioner asserted ownership rights to such artwork and related proceeds and asserted claims against Fremont and four individuals who were then current or former employees of Fremont.

In connection with the aforementioned actions, the Commissioner filed eight (8) proofs of claim with the Bankruptcy Court asserting against Fremont all of the claims set forth in the NOL Case, the Comstock Action, the Art Adversary Dispute, and the Tax Consolidation Dispute. Collectively, the liquidated amount of the claims asserted by the Commissioner exceeded $490.0 million, and there were further claims based upon various alleged unliquidated components.

The CIC Stipulation provided for a global and integrated settlement and release of all of the claims and disputes arising out of or in connection with the NOL Case, the Comstock Action, the Art Adversary Dispute, and the Tax Consolidation Dispute. The financial terms of the CIC Stipulation called for Fremont and FRC to: (i) pay $5.0 million to the Commissioner during the quarter ended June 2009; (ii) agree to an allowance of a $5.0 million general unsecured non-priority claim for the Commissioner against Fremont, which was paid on the Effective Date plus interest of approximately $0.3 million; and (iii) transfer $4.1 million to the Commissioner from the funds held in escrow from the sale of certain of the Fremont’s artwork. The non financial terms of the CIC Stipulation included agreements to (i) deconsolidate Fremont Indemnity from the consolidated tax filings, (ii) transfer the stock of Life to the Commissioner for the benefit of Fremont Indemnity, (iii) dismiss disputes and claims related to the liquidation case of Fremont Indemnity, and (iv) exchange mutual releases among the parties.

These matters have been completely settled.

Settlement with Enron. In April 2009, Fremont entered into a stipulation and agreement with The Enron Creditors Recovery Corporation (“ECRC”), as representatives of Enron’s bankruptcy estate, with respect to resolving outstanding litigation and disputes (the “Enron Settlement”). The Enron Settlement was approved by the Bankruptcy Court in June 2009.

In November 2003, the ECRC filed voidable preference and fraudulent conveyance actions seeking the return of money from Fremont for the redemption of Enron commercial paper prior to maturity and during the preference period. The ECRC filed a proof of claim in the Bankruptcy Court against Fremont in the aggregate amount of approximately $25 million.

The Enron Settlement provided for the allowance of a $4.0 million general unsecured claim in favor of the ECRC against Fremont, which would be deemed satisfied in full upon the receipt of $2.0 million in payments, which was paid on the Effective Date.

This matter has been completely settled.

Rampino D&O Case Settlement. On May 15, 2009, Fremont entered into a trilateral stipulation and agreement (the “Rampino Stipulation”) with seven former officers and directors of Fremont and/or Fremont Indemnity (collectively, the “Rampino Defendants”) and the Commissioner, as statutory liquidator of Fremont Indemnity, to settle the outstanding litigation between the Rampino Defendants and the Commissioner and to resolve fifteen Proofs of Claim filed in the Bankruptcy Court asserting liquidated damage amounts that in the aggregate exceeded $27.0 million, and that contained substantial contingent and unliquidated components which were filed by the Rampino Defendants in Fremont’s bankruptcy proceedings. The Rampino Stipulation was approved by the Bankruptcy Court in June 2009.

On October 12, 2006, the Commissioner filed a First Amended Complaint in the Los Angeles Superior Court against the Rampino Defendants that alleged the Rampino Defendants breached their fiduciary duties by allowing Fremont Indemnity to engage in an inappropriate underwriting scheme that caused injury to Fremont Indemnity’s reinsurers, which in turn injured Fremont Indemnity by settlements it made with those reinsurers (the “Rampino D&O Case”).

Although neither Fremont nor any of its affiliates were defendants in the Rampino D&O Case, there was a possibility that Fremont would have indemnification obligations owed to some or all of the Rampino Defendants pursuant to Fremont’s governing documents and applicable state law. After Fremont filed its bankruptcy petition, each of the Rampino Defendants filed one or more proofs of claim with the Bankruptcy Court based upon, among other things, the theory that Fremont was liable to indemnify each of the Rampino Defendants for any settlement amounts or judgment that may be entered against the Rampino Defendants in the Rampino D&O Case.

As a result of the Rampino Stipulation, Fremont paid $22.0 million on the Effective Date. In addition, Messrs. Bailey, Rampino, McIntyre, and Meyers’ received distributions from Fremont on the Effective Date totaling approximately $2.9 million, $3.5 million, $3.2 million and $1.4 million, respectively, on account of their interests in the Fremont General Corporation Supplemental Executive Retirement Plan, as amended (“SERP”), or SERP II, as amended (collectively, the “SERP Plans” and the payments thereto are collectively referred to as the “SERP Payments”). Fremont used its cash resources to make the SERP Payments on the Effective Date, but it recovered a similar amount of proceeds from the liquidation of the assets in the underlying SERP Plans shortly thereafter. In consideration of the aforementioned payments made to Messrs. Bailey, Rampino, McIntyre, and Meyers by Fremont, each provided releases to Fremont and FRC related to their proofs of claims filed for wages and other claims filed in Fremont’s bankruptcy proceeding.

These matters have been completely settled.

Relocation of Corporate Headquarters. Effective June 22, 2009, Fremont’s principal corporate executive office was relocated from Brea, California to its company-owned building in Anaheim Hills, California. In conjunction with this relocation, Fremont recognized a $4.2 million loss for exit and restructuring costs, which represented the net book value of the net fixed assets and leasehold improvements associated with the Brea location. Additionally, Fremont paid a $0.7 million termination fee to its landlord.

Dismissal of FIL in Class Action Suit by NAACP. In August 2009, FIL was voluntarily dismissed from a class action suit. On July 11, 2007, the National Association for the Advancement of Colored People filed a lawsuit seeking class certification in United States District Court, Central District of California, against FIL and several other large home mortgage loan originators, alleging discriminatory lending practices. The lawsuit sought injunctive relief and attorney fees, but not monetary damages, to enjoin defendants from the alleged discriminatory practices and to modify their conduct to comport with the law. There was no financial impact to Fremont.

Settlement with The Bank of New York. In August 2009, Fremont entered into a Final Stipulation and Agreement of Payment, Settlement and Release of Certain Claims with The Bank of New York (“BONY”) with respect to resolving outstanding litigation and disputes (“BONY Settlement and Release”). The BONY Settlement and Release was approved by the Bankruptcy Court in September 2009.

In December 2003, BONY filed a complaint against Fremont in the United States District Court for the Central District of California, Los Angeles Division seeking return of approximately $14 million transferred from certain custodial accounts placed with BONY. Those accounts identified the Superintendent of the New York State Department of Insurance as beneficiary. BONY filed a proof of claim in the Bankruptcy Court against Fremont of approximately $20.1 million.

The BONY Settlement and Release provided for the allowance of a $10.0 million general unsecured claim in favor of BONY against Fremont, which would be deemed satisfied in full upon the receipt of a payment of $7.0 million, which was paid on the Effective Date.

This matter has been completely settled.

Repurchase Settlements. As part of Fremont’s bankruptcy case, several settlements with various institutional trustees that had asserted repurchase claims against FRC were achieved. These settlements were all approved by the Bankruptcy Court.

In connection with Fremont’s subprime residential real estate mortgage origination activities conducted through FIL, Fremont entered into whole loan purchase and sale agreements with various larger and nationally known financial institutions and other Wall Street firms pursuant to which, upon transfer, FIL’s mortgages were pooled and sold into the broader capital markets during the period from 2002 through 2007. Generally, such transfers were accomplished by way of securitization transactions or whole loan sales. In both scenarios, FIL would from time to time enter into contracts, often called a Mortgage Loan Purchase Agreement (a “MLPA”), under which FIL would become obligated to “repurchase” the transferred mortgages based on certain breaches of representations or warranties made with respect to the transferred loans, including but not limited to FIL’s origination process, as well as loans experiencing early payment defaults.

The types of disputes regarding purported breaches of mortgage-based representations and warranties, as well as the resulting damages, if any, are highly fact-intensive. Given the high turnover among institutional purchasers of residential real estate loans and securitized products and the difficulties in providing the necessary proof to support each claim, as well as the highly factual nature of the reliance and damages issues raised by repurchase disputes, most of such claims are resolved without litigation through negotiated settlements. As of the date of filing this Comprehensive Form 10-K, Fremont, and now Signature, has been named in two lawsuits which sought to require, among other things, the repurchase of underlying loans; one of these lawsuits was voluntarily dismissed by the repurchase claimant and the other was settled before trial.

During Fremont’s bankruptcy proceedings, significant settlements resolving alleged repurchase claims were negotiated with multiple trustees on behalf of various investors. These settlements not only were consistent with the economics of FIL’s prior repurchase claim settlements, but also avoided complex confirmation litigation between these trustees and Fremont, or, potentially the plan proponents involved in Fremont’s bankruptcy proceedings. From the Petition Date through December 31, 2008, Fremont entered into seven settlement agreements and paid approximately $37.3 million with respect to these settlements over such period. During the fiscal year ending December 31, 2009, Fremont entered into three settlement agreements and paid approximately $1.3 million with respect to these settlements over such period. From January 1, 2010 and through the Effective Date, Fremont entered into three settlement agreements and paid approximately $28.3 million with respect to these settlements over such period.

Fremont established, and Signature continues to maintain, a loan repurchase reserve based on management’s assessment of both known and unknown repurchase claims. Management estimates the likely range of Fremont’s potential loan repurchase liability based on an number of factors, including, but not limited to, the timing of such claims given when the loan was originated; the quality of the counterparties’ documentation supporting such claims; the number and involvement of cross defendants, if any, related to such claims; and a time and expense estimate if a claim were to result in litigation. After considering such factors, and evaluating them against prior settlement rates achieved by Fremont for similar matters, management established a liability related to such potential loan repurchase obligations, which amounted to $37.2 million as of December 31, 2009, compared to $53.0 million and $100.4 million at December 31, 2008 and 2007, respectively. Actual results could differ from estimates as changing facts and circumstances could cause an increase or decrease in such repurchase reserves in future periods. See Note 19 — Discontinued Operations in the Consolidated Financial Statements which are included in Item 8 of this Comprehensive Form 10-K and “Risk Factors” in Item 1A of this Comprehensive Form 10-K.

Subsequent to the Effective Date, Signature has not entered into any settlement agreements, nor has it made any payments related to repurchase claims. At December 31, 2010, the loan repurchase reserve was $8.9 million.

Extension of NOL Carryback Period. On November 6, 2009, President Obama signed into law the Worker, Homeownership, and Business Assistance Act of 2009 (“WHBAA”), which further expanded the five-year NOL carryback provisions that were initially expanded under the American Recovery and Reinvestment Act of 2009 (“ARRA”). This new law allowed businesses to carryback either their 2008 or 2009 NOL to claim refunds of taxes paid within the prior five years. Under ARRA, only small businesses, as defined in ARRA, were permitted to elect a five-year NOL carryback. Fremont did not qualify as a “small business” under ARRA and was restricted to a two-year carryback provision. As a result of the WHBAA, Fremont, which filed a consolidated federal corporate income tax return, was permitted to elect up to a five-year carryback of its NOLs incurred in either 2008 or 2009. Accordingly, Fremont made such an election for the NOLs generated in 2008, and recorded an income tax benefit of $24.8 million for the estimated tax refund in the fourth quarter of 2009. After giving effect to the five-year carryback of the 2008 NOL and all NOL carrybacks from prior tax years, Fremont estimated that the remaining federal and state NOL carryforward for its consolidated tax group was approximately $781.1 million and $924.3 million, respectively, as of December 31, 2009. The NOL carryforward may be used to offset future federal tax obligations, if any, of the Company. The amount of the NOL carryforward is an estimate which may change based upon various factors, including audits by the IRS of subsequent open tax years. See “Risk Factors” in Item 1A of this Comprehensive Form 10-K. In October 2010, the Company received $24.4 million, net of $0.4 million of other potential tax liabilities, relating to the 2008 carryback. Subsequently, in February 2011, the IRS notified the Company that the $24.8 million refund was subject to review by the Congressional Joint Committee on Taxation and a request was made on the Company for certain information regarding the refund. See “D. Recent Developments—2. Post Emergence Events.” and Item 5 of this Comprehensive Form 10-K and Note 9 – Income Taxes in the Consolidated Financial Statements which are included in Item 8 of this Comprehensive Form 10-K for additional discussions of the Company’s NOLs.

Settlement with Federal Insurance. On May 7, 2010, Fremont and FRC entered into a Settlement Agreement and Release with Federal Insurance Company (“Federal”), which related to Federal’s obligations to indemnify Fremont and FRC’s liabilities in connection with the Massachusetts Action as well as certain other lawsuits to settle an adversary proceeding between Fremont and Federal. Pursuant to the terms of the Settlement Agreement and Release, Federal agreed to pay Fremont approximately $2.9 million (the “Settlement Payment”) which, together with other amounts previously paid by Federal to Fremont (during 2009 and earlier in 2010), equaled the policy limits of $10.0 million.

In June 2010, Fremont received the Settlement Payment and the parties executed and filed a stipulation with the Bankruptcy Court dismissing with prejudice the action against Federal, and all claims asserted therein.

D. RECENT DEVELOPMENTS

General. Aside from the previously discussed Bankruptcy matters that occurred after December 31, 2009, the Company underwent a number of changes in 2010, particularly as of the Effective Date, and experienced a number of corporate events subsequent to the Effective Date, which, although occurring after December 31, 2009, are believed to be material for inclusion in this Comprehensive Form 10-K.

1. Events Associated with Emergence from Chapter 11 Bankruptcy Proceedings

On May 25, 2010, the Bankruptcy Court entered the Confirmation Order confirming the Plan, as amended on June 9, 2010, which was binding on all stockholders and creditors of Fremont on the Effective Date. The Confirmation Order provided for a number of material transactions and events as summarized below.

Consolidations of Fremont Subsidiaries. On the Effective Date, Fremont completed a two step merger transaction in which FGCC merged with and into Fremont (the “FGCC Merger”) and then FRC merged with and into Fremont (the “FRC Merger”), with Fremont as the surviving corporation in both mergers. The FGCC Merger was consummated in accordance with the terms and conditions of the Plan of Merger between Fremont and FGCC dated June 11, 2010 (the “FGCC Merger Plan”), and the FRC Merger was consummated pursuant to the Plan of Merger between Fremont and FRC dated June 11, 2010 (“FRC Merger Plan”). Pursuant to the Confirmation Order, the new members of the Board of Directors and shareholders of Fremont, now known as Signature, were deemed to approve and adopt both the FGCC Merger Plan and the FRC Merger Plan in accordance with Nevada law. Following the consummation of the FGCC Merger and the FRC Merger on the Effective Date, the assets of FGCC and FRC became the assets of Signature and any existing liabilities of FGCC and FRC, any guarantees by FGCC or FRC of any obligation of Fremont and any joint and several liabilities of FGCC and FRC became obligations of Signature. All of the stock of FGCC and FRC was canceled and all intercompany claims and obligations of Fremont, FGCC and FRC were eliminated.

Distributions. Pursuant to the Plan, on the Effective Date, Signature paid claims aggregating approximately $280.8 million to satisfy Allowed Claims, as defined in the Plan, and which are identified in the table below (dollars in thousands):

(Dollars in thousands)	Distribution Amount
Class 1 (Allowed secured claims)	$8
Class 2 (Priority non-tax)	—
Class 3A (Non-note general unsecured creditors)	49,059
Class 3B (Senior Notes)	186,782
Class 3C (TOPrS)	45,000
Total	$280,849

In addition to the Allowed Claims identified above, the Company paid an additional $2.7 million on the Effective Date in professional fees to five firms involved in Fremont’s Bankruptcy Case. The five professional firms had filed aggregate claims of approximately $4.9 million with the Bankruptcy Court. Signature is engaged in discussions with these professional firms regarding the additional amounts claimed. See “D. Recent Developments—2. Post Emergence Events.”

Signature Common Stock Investment, Warrants Issuance and Registration Rights. Pursuant to the Plan, a series of accredited investors including several of Signature’s Executive Officers and members of the Board of Directors: Craig Noell, Kenneth Grossman, John Nickoll, Robert Peiser, and Robert Schwab, as well as Richard Rubin, a former Board of Director member (the “Signature Investors”) purchased an aggregate of 12.5 million shares of Signature’s common stock for an aggregate of $10 million in cash pursuant to the terms of subscription agreements between the Company and each of the Signature Investors. In accordance with the Plan, Signature’s common stock was issued and sold to the Signature Investors without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”). Additionally, pursuant to the Plan, Signature issued warrants to purchase an aggregate of 15 million shares of Signature’s common stock (the “Warrants”) to Signature Group Holdings, LLC, an investment management company owned by Craig Noell and Kyle Ross; Kenneth Grossman; and NWRA Capital Partners LLC (collectively, the “Warrant Investors”) for an aggregate cash purchase price of $300,000. The Warrants have a term of 10 years and an exercise price of $1.03 per share. The Warrants vest 20% on the Effective Date and 20% in annual installments until the Warrants are fully vested on the fourth anniversary of the Effective Date. The $300,000 purchase price for the Warrants is payable as the Warrants vest. Accordingly, the Warrant Investors paid an aggregate amount of $60,000 on the Effective Date and will pay $60,000 in the aggregate on each subsequent vesting installment. The Warrants were issued to the Warrant Investors without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act. The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions and certain fundamental transactions. In addition, the Warrants are also subject to “full ratchet” anti-dilution protection. This anti-dilution provision provides that if Signature issues new shares of common stock during the term of the Warrants at a per share purchase price of less than the $1.03 exercise price of the Warrants, then the exercise price of the Warrants will be automatically reduced to the lowest per share purchase price of any shares of common stock issued during the term of the Warrants. Certain securities issuances by the Company will not trigger this full ratchet protection. The Warrants were valued at $5.1 million as of the Effective Date using a lattice option pricing model and are carried as a liability on the Company’s financial statements.

In connection with the closing of the issuance and sale of the Signature common stock and the Warrants, Signature, the Signature Investors and the Warrant Investors entered into a registration rights agreement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, Signature is required to use commercially reasonable efforts to register the resale of the shares of common stock issued to the Signature Investors and issuable to the Warrant Investors upon the exercise of Warrants in accordance with the requirements of the Securities Act pursuant to a resale shelf registration statement on Form S-3 or Form S-1, if the Company is not eligible to use Form S-3. The earliest that we would be eligible to have any such registration statement declared effective by the Commission is the date on which we achieve compliance with all of our Exchange Act reporting obligations. Regardless of when any such registration statement is filed or declared effective, the shares of common stock issued to non-affiliate Signature Investors (but not the shares issuable upon a cash exercise of the Warrants) may be resold immediately and without restriction in reliance upon Rule 144 promulgated under the Securities Act to the extent such safe harbor provision is available.

Amended and Restated Articles and Amended and Restated Bylaws. Pursuant to the Plan, Signature adopted its Amended and Restated Articles of Incorporation, which, among other things, changed the corporation name to Signature Group Holdings, Inc., and its Amended and Restated Bylaws, which were effective as of the Effective Date. The Amended and Restated Articles of Incorporation also changed the par value of each share of Signature’s common stock from $1.00 per share to $0.01 per share. Additionally, the number of authorized shares of Signature’s common stock and preferred stock was increased to 190,000,000 and 10,000,000, respectively. In order to preserve certain tax benefits of Signature, Signature’s Amended and Restated Bylaws impose certain restrictions on the transfer of Signature’s common stock and other equity securities (the “Tax Benefit Preservation Provision”). The Tax Benefit Preservation Provision established a trading restriction on any holders of five percent or more of Signature’s common stock in order to reduce the risk that any change in ownership might limit the Company’s ability to utilize the NOLs under Section 382 of the Tax Code. The transfer restrictions apply until the earlier of (i) the repeal of Section 382 of the Tax Code, or any successor statute if Signature’s Board determines that the Tax Benefit Provision is no longer necessary to preserve the tax benefits to Signature; (ii) the beginning of a taxable year of Signature in which Signature’s Board determines that no tax benefits may be carried forward; or (iii) such other date as the Signature Board shall fix in accordance with the Amended and Restated Bylaws. For additional information, see “Tax Attribute Preservation Provision” in Item 5 of this Comprehensive Form 10-K.

Management Agreement. Pursuant to the Plan, Signature entered into the Interim Management Agreement on June 11, 2010 with SCA, certain principals of whom subsequently became affiliated with Signature as members of our executive management team. See “New Management Team and Board of Directors” below. Under the Interim Management Agreement, SCA acts as the investment adviser to Signature and manages the assets of Signature, including Signature’s legacy assets and operations, subject to the supervision of Signature’s Board of Directors. SCA will also arrange for any acquisition of any equity or debt financing by Signature, subject to the approval of the Board.

The Interim Management Agreement was to remain in effect until the earlier of the date Signature and SCA enter into a long-term management agreement or December 31, 2010. However, pursuant to the Interim Management Agreement, since Signature and SCA did not execute a long-term management agreement by December 31, 2010, the term automatically extends for successive one-year terms subject to it being approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of Signature. The Interim Management Agreement may be terminated upon sixty (60) days’ written notice (i) by the vote of a majority of the outstanding securities of Signature, (ii) by the vote of Signature’s Board or (iii) by SCA. Signature’s Board of Directors continues to evaluate the external management structure that is currently in place with SCA, as well as alternative management structures that may be available to Signature.

Under the Interim Management Agreement, SCA receives as compensation for its services $525,000 per calendar quarter or such other amount based on the determination of the Board and the consent of SCA (the “Management Fee”) paid in advance of each quarter, which is intended to cover the commercially reasonable operating expenses to be incurred by SCA in its management of Signature. SCA will refund the portion of the Management Fee that exceeds its actual expenses or apply such excess to the subsequent period, if applicable. Signature will bear all other costs and expenses of its operations and transactions. For the period June 12, 2010 through June 30, 2010, Signature paid SCA a pro-rated portion of the quarterly Management Fee. In total, for the fiscal year ended December 31, 2010, Signature paid SCA $1.3 million under the Interim Management Agreement, of which $0.2 million was in excess of the expenses incurred by SCA and therefore will be credited against Management Fees in 2011.

As the investment adviser for Signature, SCA may enter into sub-advisory agreements with other investment managers to assist SCA in fulfilling its responsibilities under the Interim Management Agreement. SCA may engage in any other business or render similar or different services to other parties who have a similar investment objective as Signature so long as SCA’s services to Signature are not impaired thereby. Any manager, partner, officer or employee of SCA who is or becomes a director, officer and/or employee of Signature and acts as such in any business of Signature shall be deemed to be acting in such capacity solely for Signature, and not as a manager, partner, officer or employee of SCA or under the control or direction of SCA, even if paid by SCA. At the date of this filing, the partners of SCA that are directors and/or officers of Signature include Craig Noell, our Chief Executive Officer, Kenneth Grossman, our Executive Vice President, and Kyle Ross, our Executive Vice President and interim Chief Financial Officer. In addition, David Collett, our Senior Vice President and Treasurer, who was hired in March 2011, is an employee of SCA. The Interim Management Agreement also limits the liability of, and provides indemnification for, SCA and its affiliates for certain actions taken or omitted in connection with the performance of its duties under the Interim Management Agreement.

Under the Interim Management Agreement, SCA has agreed to limit the base salaries for each of Craig Noell, Kenneth Grossman, Thomas Donatelli and Kyle Ross (collectively, “SCA Executives”) to $150,000 per annum for such professional’s services to Signature from the Effective Date through December 31, 2010 and for each automatic extension thereof. The Signature Board may approve bonuses to the SCA Executives directly or pursuant to Signature’s incentive plans as in effect from time to time, if any.

Fremont Senior Management and Board of Directors. In connection with Fremont’s emergence from bankruptcy proceedings its senior executive officers, including Richard A. Sanchez, Interim President and Chief Executive Officer, Thea K. Stuedli, Executive Vice President and Chief Financial Officer and Donald E. Royer, Executive Vice President and General Counsel gave notice of their respective resignations on June 4, 2010. The resignations of Mr. Sanchez and Ms. Stuedli became effective July 5, 2010. Subsequent to the effective date of his resignation, Mr. Sanchez continued to provide management services to Signature and was paid a monthly fee of $50,000 from July through September 2010. Mr. Royer delayed effectiveness of his resignation until October 2010 and assumed the roles of interim acting Chief Operating Officer and interim acting Chief Legal Officer of Signature during this interim period. On December 27, 2010, Signature entered into a Separation, Consulting and Mutual Release Agreement with Mr. Royer (the “Royer Separation Agreement”). Under the Royer Separation Agreement, in return for, among other things, mutual releases between the parties, Mr. Royer received $124,000 for consulting services for the period October 2, 2010 through December 31, 2010, reimbursement of legal expenses incurred, and severance payments totaling $500,000, which shall be paid in four equal quarterly installments on January 1, 2011, April 1, 2011, July 1, 2011 and October 1, 2011. The Royer Separation Agreement also provides for terms upon which Mr. Royer may in the future be called upon to provide Signature with consulting services in a capacity as an independent contractor.

With respect to Mr. Sanchez and Ms. Stuedli, their resignation notices included the identification of potential claims for certain compensation and related benefits pursuant to their respective employment agreements with Fremont and FRC. Signature does not agree with the position taken by the aforementioned former executive officers and intends to dispute any such claims if ultimately made against the Company.

In accordance with the Plan and the Confirmation Order, the members of Fremont’s Board of Directors: (i) Stephen H. Gordon, (ii) David S. DePillo, (iii) Richard A. Sanchez, (iv) Barney R. Northcote, (v) Mark E. Schaffer, and (vi) Robert J. Shackleton, each tendered their resignation from the Boards of Fremont, FGCC and/or FRC, and/or their respective subsidiaries, with such resignations effective at 12:01 a.m. on the Effective Date.

New Management Team and Board of Directors. Signature emerged from bankruptcy proceedings with a new Board of Directors and, in conjunction with the resignations of Fremont’s senior executive officers, a new management team. Our new management team and Board of Directors are made up of an experienced and seasoned group of financial and operating professionals who have extensive experience to implement Signature’s new business plan.

Executive Officers. Signature’s executive officers, including Messrs. Noell, Grossman, Ross and Collett are partners or employees at SCA, our investment manager. Set forth below is each executive officer’s biographical data and additional information concerning the experience, qualifications, attributes and skills of each executive officer. Craig Noell and Kenneth Grossman are also members of our Board of Directors.

Craig Noell (48): Mr. Noell is President, Chief Executive Officer, and a Director of Signature and is also a member of the Executive Committee. Additionally, Mr. Noell is a Managing Director at SCA. Mr. Noell co-founded Signature Capital Partners, a special situation investment firm in 2004. He brings to Signature over 25 years experience in corporate finance, investing banking, and special situation investing with Goldman Sachs, Wells Fargo Foothill, Security Pacific, Barclays and Murphy Noell Capital. At Murphy Noell, he was involved in over 50 corporate finance transactions including traditional M&A, distressed M&A, capital raises, recapitalizations and restructurings. Previously, as a member of the distressed investing area at Goldman Sachs, Mr. Noell founded and ran Goldman Sachs Specialty Lending, investing Goldman’s proprietary capital in special situations opportunities. At Wells Fargo Foothill (“Foothill”) Mr. Noell directed the firm’s New York and Los Angeles business development teams and was involved in numerous recapitalizations/ restructurings, debtor in possession loans and plan of reorganization financings. Mr. Noell was also involved in establishing multiple joint venture relationships including the acquisition of the loan portfolio of Home Savings of Alaska from the FSLIC, a joint venture with Ansley Associates to provide specialized financing to the resort industry and a joint venture relationship with Ozer to form Paragon Retail Finance which was subsequently acquired by Wells Fargo and is now the second largest asset based lender to the retail trade. Mr. Noell holds a B.S. from the Wharton School of Business at the University of Pennsylvania.

Kenneth Grossman (55): Mr. Grossman is an Executive Vice President and Director of Signature and is also a member of the Executive Committee. Additionally, Mr. Grossman is a Managing Director at SCA. As a highly experienced investor specializing in troubled and distressed credit products, Mr. Grossman brings a demonstrated track record of selecting profitable investments and actively participating in the financial and operational restructuring of target companies. Prior to joining Signature, Mr. Grossman served as a Managing Director at Ramius, LLC, a $3 billion multi-strategy fund, where he managed a $300 million distressed credit portfolio and a group of five experienced investment professionals. Prior to that, he oversaw distressed debt and special situations portfolios at Del Mar Asset Management, LP, an $800 million multi-strategy fund, and Alpine Associates LP, a risk arbitrage firm. Mr. Grossman has also been affiliated with Balfour Investors Inc. and the Recovery Group, LP, where he began investing in distressed situations. Mr. Grossman began his career as an attorney with Shea & Gould specializing in bankruptcy, creditor’s rights and commercial litigation. Mr. Grossman has also served on the Board of Directors of e-Lottery, Inc. (Chairman), Evercom Systems, Texas-New Mexico Power, Inc., and Roberts Consolidated Industries (Chairman). Additionally, he has served on numerous official and unofficial creditor and shareholder committees. Mr. Grossman holds a J.D. from George Washington University and a B.A. from Trinity College in Connecticut.

Kyle Ross (34): Mr. Ross is Executive Vice President, Interim Chief Financial Officer and Assistant Secretary of Signature. Mr. Ross also serves as a Managing Director at SCA. Mr. Ross co-founded Signature Capital Partners with Mr. Noell in 2004 and since then has been directly involved in all of Signature Capital’s transactions, including playing an active role in structuring, underwriting, closing and managing the exit of transactions. Mr. Ross previously spent over four years with the investment banking firm Murphy Noell Capital where he worked with Mr. Noell and was directly involved in over 25 transactions including both healthy and distressed capital raises, M&A transactions, and debt restructuring. He was also responsible for managing the firm’s analyst and associate staff. Mr. Ross holds a B.S. and a B.A. from the Haas School of Business at the University of California, Berkeley.

David Collett (51): Mr. Collett is Senior Vice President and Treasurer of Signature. Mr. Collett has over 25 years of experience in the financial services industry having served as a Chief Financial Officer for Jackson National Life Distribution for 3 years, Chief Financial Officer for LPL Financial Services for 4 years, and Chief Financial Officer of UNX, LLC for 3 years. Mr. Collett also served as an Executive Vice President for Countrywide Financial Corporation for 2 years and has held senior management positions with a number of other financial services companies. Earlier in his career, Mr. Collett served as an Audit manager with Coopers & Lybrand. Mr. Collett holds an MBA in Finance and B.S. in Accounting from Golden Gate University and has been a Certified Public Accountant since 1989.

Board of Directors. Pursuant to the Plan, on the Effective Date, Signature increased the size of its Board of Directors to nine (9) members and appointed Michael Blitzer, Kenneth Grossman, John Koral, Norman Matthews, John Nickoll, Craig Noell, Robert Peiser, Richard Rubin and Robert Schwab as new members of the Board of Directors (the “New Directors”). In January 2011, Norman Matthews tendered his resignation as a board member. In February 2011, Richard Rubin tendered his resignation as a board member. In April 2011, the Board of Directors appointed two new members, Deborah Hicks Midanek and Steven Gidumal, to fill the aforementioned two vacancies on the Board. Additionally, Signature’s Board of Directors increased the size of the Board to ten (10) members and appointed Patrick E. Lamb to fill the vacancy created by the Board’s expansion to ten (10) members. Subsequent to the expansion of the Board of Directors to ten (10) members, in April 2011, Michael Blitzer tendered his resignation as a board member, resulting in the current size of the board sitting at nine (9) members. Aside from Craig Noell and Kenneth Grossman, the other seven members of our Board of Directors are considered “independent” under both the NYSE and the NASDAQ Stock Market “Independence Rules.” Set forth below is each director’s biographical data and additional information concerning the experience, qualifications, attributes and skills that each director possesses, other than Messrs. Noell and Grossman whose information is set forth above in “Executive Officers.”

John Nickoll (76): Mr. Nickoll currently serves as the Chairman of the Board of Signature. Mr. Nickoll is also a member of the Governance, Nominating and Compensation Committee and Executive, Legal and Risk Management Committees. Mr. Nickoll has over 40 years experience in the commercial finance industry including over 30 years as founder and co-CEO of Foothill Group, Inc. (“FGI”) and its commercial finance subsidiary Foothill Capital Corporation (“FCC”). From its founding in 1973, FCC successfully grew to become, for many years, the nation’s largest independent commercial finance company. FCC was a pioneer in purchasing distressed commercial debt from major money center banks in the mid-1980s. FCC later financed the expansion of this business through limited partnerships backed by major pension and institutional investors. Mr. Nickoll remained CEO of commercial finance lending operations, including Wells Fargo Foothill and Wells Fargo Business Credit after FGI was acquired in 1995 by Norwest Corporation, which subsequently was acquired by Wells Fargo. Mr. Nickoll holds a B.A. from Brown University and a J.D. from University of Michigan Law School.

Robert Peiser (63): Mr. Peiser currently serves as Vice Chairman of the Board of Signature and is also the chairman of the Audit Committee and chairman of the Executive, Legal, and Risk Management Committees. Mr. Peiser has successfully financed, restored profitability to, or otherwise created value in a large number of companies in a variety of industries. Mr. Peiser formerly served as Chairman and CEO of Omniflight, Inc., a Dallas-based, private helicopter air rescue company. Previously, Mr. Peiser served as President and CEO of Imperial Sugar Company (NASDAQ: IPSU), a Houston-based refiner and marketer of sugar products to retail, foodservice and industrial customers. At Imperial Sugar Company, Mr. Peiser was responsible for creating a strong balance sheet from a distressed situation, rationalizing capacity and creating value-added margins in a commodity product through innovative brand strategies. Mr. Peiser’s career also includes operating roles in a wide variety of turnarounds and industries including transportation services, food processing, retailing, distribution and telecommunications. Mr. Peiser served as Executive Vice President and Chief Financial Officer of St. Louis-based Trans World Airlines, Inc. (“TWA”) where he was widely credited with being the architect of its successful 1995 financial restructuring. Mr. Peiser has and continues to serve on the Board of a number of public companies including Solutia Inc., where he is chairman of the Nominating and Governance Committee and a member of the Risk Committee and Team Inc., where he is a member of the Compensation Committee and the Executive Committee. Additionally, Mr. Peiser has and continues to serve on the Board of a number of private companies and is the immediate past Chairman of the TriCities (Houston) Chapter of the National Association of Corporate Directors. Mr. Peiser also serves on the Board of Overseers at Rice University’s Jones Graduate School of Business. Mr. Peiser holds a B.A. in Economics from the University of Pennsylvania and an MBA in finance from Harvard Business School.

John Koral (52): Mr. Koral currently serves as a Director of Signature and is also the chairman of the Governance, Nominating, and Compensation Committee and a member of the Audit Committee. Mr. Koral has been an active investor in asset-based loans for the past eighteen years. Mr. Koral is a Senior Vice President responsible for managing the lending operations of US Capital, Incorporated, an asset-based private lender with a current loan portfolio of approximately $30 million. In that capacity, Mr. Koral is actively involved in resolving borrower defaults and overseeing related legal proceedings in default scenarios. Mr. Koral also participates in all of the firm’s efforts to raise capital, including private participations, general capitalization, subordinated notes and institutional lines of credit. Mr. Koral is also involved in the development of commercial land and building projects, having overseen more than $100 million in construction since 1982. Previously, Mr. Koral served as President of Apex Mechanical Services. Mr. Koral holds an Associate’s Degree in Mechanical Engineering from Alfred State University with a minor in Business Administration.

Robert Schwab (48): Mr. Schwab currently serves as a Director of Signature and is also a member of the Governance, Nominating, and Compensation Committee and the Executive, Legal and Risk Management Committees. Mr. Schwab is a successful entrepreneur with over 30 years of experience in business operations and management. Mr. Schwab is also an experienced investor in distressed equipment assets. Mr. Schwab is the former owner and CEO of Schwab Sales, Inc., a heavy-duty construction equipment rental company that was sold to a private equity firm in 2006. As such, Mr. Schwab has extensive expertise in the construction trade for private and public works, hard asset lending, construction collections, litigation assessments, asset valuation and liquidation. Mr. Schwab holds a B.S. in Business from the University of Southern California.

Deborah Hicks Midanek (56): Ms. Midanek has served as the President of Solon Group, a business development firm which provides turnaround services and strategic advice to organizations in transition, since 2004. Prior to that time, she held several positions with Glass and Associates, Inc., a turnaround management firm, including President and Chief Operating Officer from 2003 to 2004, and Managing Principal from 2000 to 2003. Prior to 2000, Ms. Midanek held various executive positions with Alix Partners, Inc., Solon Asset Management, L.P., Drexel Burnham Lambert, Inc. and Bankers Trust Company. Ms. Midanek currently serves as a director of HCC Insurance Holdings, Inc. and from 2004 to 2009, she served as a director of Mississippi Phosphates, Inc. where she served as Chairman of its Nomination, Corporate Governance, and Compensation Committee. Over the course of her career, Ms. Midanek has served as a director of 11 other corporations, both public and private, and has served as board chairman as well as chairman and member of audit, compensation, nominating, corporate governance, human resources, special independent, strategic planning, and member of risk committees. Ms. Midanek holds an A.B. from Bryn Mawr College and an M.B.A. from the Wharton School at the University of Pennsylvania.

Steven Gidumal (53): Mr. Gidumal has served as the founder, President and Portfolio Manager for Virtus Capital, a firm based in Orlando, Florida, since its launch in 2004. Virtus Capital invests in the securities of companies in distressed and restructuring situations, including a variety of real estate and financial institutions. From 2006 to 2008, Mr. Gidumal also served as Co-Portfolio Manager of Resurgence Asset Management, a distressed fund based in New York City, which was ranked the # 1 distressed fund in the country by Hedge Fund Research, Inc. (HFRI) during his tenure. Mr. Gidumal was formerly an investment banker with Bear Sterns & Co. and Rothschild Inc. and has operating experience. Mr. Gidumal previously served as a director of Mirant Corp. Asset Recovery, a subsidiary of Mirant Corp (formerly NYSE: MIR). Mr. Gidumal holds a B.S. in Economics from the University of Pennsylvania and an M.B.A. from Harvard Business School where he was a Baker Scholar.

Patrick E. Lamb (51): Mr. Lamb has served as the Chief Financial Officer for the Los Angeles Clippers of the NBA since July 2007. Mr. Lamb has over 20 years of chief financial officer experience in various public and public subsidiary entities, specifically in the financial services arena, including banking, commercial finance, commercial and residential real estate, capital markets and insurance, as well as experience in public accounting. From 2004 to July 2007, Mr. Lamb served as the Senior Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer of Fremont General Corporation. Before joining Fremont General Corporation, Mr. Lamb worked at Ernst & Whitney (now Ernst & Young) in San Francisco, serving primarily in the financial services industries in various audit and consulting engagements. Mr. Lamb holds B.S. and MAcc degrees in Accounting from the Marriott School of Management at Brigham Young University.

Senior Notes Settlement. On the Effective Date, the holders of the Senior Notes were paid $186.8 million, which amount equaled 100% of the outstanding principal balance of the Senior Notes plus accrued and unpaid interest as of the Petition Date using the contractual, 7.875% interest rate, plus accrued and unpaid interest from Petition Date through Effective Date using the federal judgment rate (“FJR”) of 2.51% plus an additional $1.5 million (the “Senior Note Settlement”). The additional $1.5 million payment was made in an attempt to settle potential litigation that was likely to occur over the payment of post petition interest at FJR as opposed to the 7.875% contractual rate. In accordance with the settlement payment, the Senior Notes were cancelled. On the Effective Date and subject to the requirements of the Plan, the Senior Notes and the Senior Note Indenture were deemed automatically cancelled and discharged.

TOPrS Settlement. On the Effective Date, the TOPrS issued by the TOPrS Trust pursuant to the Amended and Restated Declaration of Trust dated March 6, 1996 (the “Amended and Restated Declaration of Trust”), were extinguished, and TOPrS holders as of the Effective Date became entitled to receive a pro rata share of each of the following amounts as settlement of their claims:

●	$45.0 million in cash (the “Cash Consideration”), subject to charging liens of the Indenture Trustee described below;

●
$39.0 million in new notes maturing December 31, 2016, bearing 9.0% annual interest, payable quarterly commencing September 30, 2010 (the “New Notes”) and continuing until the principal thereof is paid or made available for payment; and

●	21 million shares of Signature common stock.

On June 11, 2010, Signature paid the Cash Consideration to Wells Fargo, in its capacity as indenture trustee to the TOPrS (the “Trustee”). The Trustee distributed $43.0 million to the TOPrS holders and retained $2.0 million as a charging lien pending the resolution of its fees in the bankruptcy case.

On June 25, 2010, Signature issued the 21 million shares of Signature’s common stock to the TOPrS holders. The shares were distributed through the Depository Trust Company (“DTC”) at the request of the Trustee for the convenience of the TOPrS holders, with each holder of TOPrS receiving its pro rata portion of the aggregate shares issued.

On July 16, 2010, Signature issued the New Notes. The indenture pursuant to which the New Notes were issued was qualified under the Trust Indenture Act of 1939 under cover of Form T-3 filed with the Commission on June 24, 2010, and became effective on July 15, 2010.

In connection with the TOPrS Settlement, the Junior Subordinated Debentures, the Indenture with respect to the 9% Junior Subordinated Debentures, dated March 6, 1996 (the “TOPrS Indenture”) and the Amended and Restated Declaration of Trust and the TOPrS were deemed extinguished, cancelled and of no further force or effect, and all obligations of the indenture trustee for the Junior Subordinated Debentures and Signature under any agreements, indentures, or certificates of designation governing the Junior Subordinated Debentures and TOPrS were discharged as of the Effective Date, except that the Junior Subordinated Debentures, TOPrS and the TOPrS Indenture continue in effect until such time that the Trustee for the Junior Subordinated Debentures completes all distributions pursuant to the Plan, including the remaining sums due that are currently subject to the charging lien noted above.

Unpaid Claims. On the Effective Date, Signature did not pay approximately $17.2 million in claims filed with the Bankruptcy Court (the “Unpaid Claims”). Signature has subsequently resolved $2.9 million in claims related to voluntary withdrawal and paid $3.0 million to various claimholders during the third quarter of 2010 relating to the Unpaid Claims and is actively seeking the voluntary withdrawal of, or has plans to object to all other Unpaid Claims in the Bankruptcy Court. Subsequent to the Effective Date, and after the claims bar date, Signature received an additional $2.7 million in claims. Signature does not believe it has any liability associated with these claims. If Signature is unsuccessful in such objections or is unable to negotiate substantially reduced settlements with the claimholders of the remaining Unpaid Claims and if Signature is obligated to pay these amounts, it could have a material adverse affect on our financial conditions and results of operations. See “Risk Factors” in Item 1A of this Comprehensive Form 10-K.

2. Post Emergence Events

Termination of SERP Plans and Receipt of Proceeds. On July 14, 2010, Signature made a demand (the “Demand”) on Merrill Lynch Trust Company, FSB as trustee (“Merrill Lynch”) to terminate the following retirement plans held by Merrill Lynch and remit the property held thereby to Signature: (i) the Excess Benefit Plan; (ii) the SERP; and (iii) the SERP II. The Demand was made in conjunction with acknowledgement letters received by Signature from all remaining beneficiaries in the SERP Plans waiving any right to or claims against the SERP Plans as result of the treatment and distributions such beneficiaries received in accordance with the distributions made on or about the Effective Date.

On July 22, 2010, Signature received funds from Merrill Lynch in the total amount of $11.7 million, which reflected the net proceeds remaining in the SERP Plans after liquidation (the “Net Proceeds”). All equity interests in Signature held by the SERP Plans were not liquidated but were instead held and placed into a separate account in the name of Signature (such equity interests, the “Remaining Shares”). Both the Net Proceeds and Remaining Shares are assets of Signature. In December 2010, the Board of Directors approved the cancellation and retirement of the Remaining Shares, which reduced the Company’s outstanding share count by 91,645 to 112,104,768 as of December 31, 2010.

Receipt of Tax Refund and Withdrawal of IRS Proof of Claim. On October 6, 2010, Signature received $24.4 million, net of other potential tax liabilities of $0.4 million, from an IRS tax refund related to the carryback of 2008 NOLs to the taxable year periods 2003, 2004 and 2005. One of the pre-requisites to receiving such refund was completion by the IRS of its examinations of Fremont’s consolidated tax returns for the years ended 2006 and 2007, which have been finalized. Shortly after payment of the tax refund, the IRS withdrew its amended proof of claim filed in the Bankruptcy Court noting the claim had been satisfied. Subsequently, in February 2011, the IRS notified the Company that the $24.8 million refund was subject to review by the Congressional Joint Committee on Taxation (the “Joint Committee”) and a request was made for the Company to provide certain information regarding the refund. Although the Company does not have any reason to believe that the Joint Committee will not approve the full amount of the tax refund, there is no assurance that such approval will be given by the Joint Committee. See “Risk Factors” in Item 1A of this Comprehensive Form 10-K.

Substantial Contribution Claims. Pursuant to the Plan, Signature was obligated to pay all Allowed Claims, which included payments of expenses of plan proponents and other parties in interest who the Bankruptcy Court deemed had made substantial contributions in Signature’s progress toward reorganization (“Substantial Contribution Payments”). The determination by the Bankruptcy Court relating to such Substantial Contribution Payments was not made until after the Effective Date, so these amounts are separate and apart from the Unpaid Claims described previously. In the third and fourth quarters of 2010, Signature paid a total of $4.2 million in Substantial Contribution Payments, which represents the full amount of the Substantial Contribution Claims.

Settlement with Professionals involved in the Fremont Bankruptcy Case. After the Effective Date, Signature engaged in settlement discussions with seven professional firms involved in the Fremont Bankruptcy Case. Five of these professional firms had been paid, in the aggregate, $2.7 million on the Effective Date and were seeking, in the aggregate, an additional $2.2 million. Settlements were reached with three of these firms resulting in Signature paying an additional $0.9 million in 2010, subsequent to the Effective Date. A fourth settlement was reached without payment. The outstanding disputed claims from the three firms that have not settled with Signature as of the date of this filing aggregate to $1.4 million.

Changes in Members of the Board of Directors. In 2011, there have been three resignations and three new appointments to the Company’s Board of Directors. On January 13, 2011, Mr. Norman Matthews tendered his resignation as a member of the Company’s Board of Directors, effective as of that date. Mr. Matthews served as a member of the Board of Directors’ Compensation Committee and as Chairman of its Governance & Nominating Committee. On February 28, 2011, Mr. Richard Rubin tendered his resignation as a member of the Company’s Board of Directors, effective as of that date. Mr. Rubin was not a member of any Board committees. On April 21, 2011, Mr. Michael Blitzer tendered his resignation as a member of the Company’s Board of Directors, effective as of that date. Mr. Blitzer was a member of the Board of Directors’ Audit Committee.

In April 2011, the Board of Directors appointed three new members to the Board, namely Deborah Hicks Midanek, Steven Gidumal and Patrick E. Lamb. See “D. Recent Developments—1. Events Associated with Emergence from Chapter 11 Bankruptcy Proceedings—New Management Team and Board of Directors” for additional information about the newly appointed directors.

Board of Directors Compensation. On October 27, 2010, Signature’s Board approved an independent director compensation program, effective June 11, 2010, as follows:

Each independent (non-management) member of the Board shall receive annual compensation of One Hundred Thousand Dollars ($100,000), comprised of Twenty-Five Thousand Dollars ($25,000) in cash, payable in advance in quarterly installments, and Seventy-Five Thousand Dollars ($75,000) in restricted shares of Signature’s common stock, issued annually in advance on the first business day of each calendar year. In each case, the per-share value of the restricted stock shall be determined on the basis of the closing price on the date of grant. The restricted stock shall vest at the end of each year of grant. In December 2010, the Board revised the terms of the restricted stock to include a provision whereby such grants are subject to immediate vesting in the event of a change in control, death or disability of a director or in the event a member is not re-elected to the Board or is not nominated for election to the Board by the Company after indicating a willingness to serve.

The initial grant for an aggregate of 316,267 share of restricted stock occurred on October 27, 2010 and covered the period June 11, 2010 through December 31, 2010. Each independent director received 45,181 shares of restricted stock having a value of Thirty-Seven Thousand Five Hundred Dollars ($37,500). The restricted stock relating to this period vested on January 1, 2011.

On January 3, 2011, each of the seven independent members of the Board of Directors was issued 102,739 restricted shares of common stock. These restricted shares shall vest on December 31, 2011. On grant date, the total number of restricted shares of common stock issued was 719,173, which had an aggregate fair value of $0.5 million.

In addition to the annual compensation, each independent (non-management) member of the Board of Directors shall be entitled to annual supplements (payable in advance quarterly installments) and meeting attendance fees (payable quarterly in arrears) as follows:

Annual Supplements
Chairman of the Board	$25,000
Audit Committee Chair	35,000
Other Committee Chairs	5,000

Meeting Attendance Fees
Board of Directors Meetings	2,000
Audit Committee Meetings	2,000
Other Committee Meetings	1,000

If a meeting, whether of the Board of Directors or a Committee, is held via telephone, the meeting attendance fees will be reduced by one-half.

Changes in Senior Management. On March 21, 2011, the Company appointed David Collett as a Senior Vice President and its Treasurer. See “D. Recent Developments—1. Events Associated with Emergence from Chapter 11 Bankruptcy Proceedings—New Management Team and Board of Directors” for additional information about Mr. Collett. Mr. Collett does not receive any compensation directly from the Company. As an employee of SCA, Mr. Collett is compensated pursuant to the terms of the Interim Management Agreement.

E. POST EMERGENCE (“ONGOING”) BUSINESS PLAN

General.

As discussed in detail in the Explanatory Note which precedes this Item of the Comprehensive Form 10-K and elsewhere in this document, Signature, formerly known as Fremont, emerged from bankruptcy proceedings on June 11, 2010. Pursuant to the Plan, Signature is an externally managed financial services company that seeks to become a diversified business enterprise that is intended to generate strong, risk-adjusted return on equity while protecting shareholder capital. We plan to operate in two primary business lines: (i) Special Situation Lending and (ii) Strategic Acquisitions. In our Special Situation Lending business line, we will focus on providing senior secured and junior secured debt financing to middle market companies in the form of newly originated commercial and industrial loans, leases, and real estate mortgages in healthy and distressed situations. In our Special Situation Lending business line, we will also acquire similarly structured debt instruments as well as, on occasion, corporate bonds, trade claims, and other structured debt instruments, which may be performing, sub-performing or non-performing. Generally, the debt obligations acquired by us through our Special Situation Lending business line will be made at a discount to par value, or unpaid principal balance. In our Strategic Acquisition business line, we will provide investment capital to middle market companies whereby, as a result of our investment, we will obtain a significant equity interest in a company either through the direct purchase of a controlling interest, and in some cases all or substantially all of its equity securities or through a structured debt transaction that results in our obtaining a significant equity interest from a debt-for-equity conversion, bankruptcy or foreclosure event, or other transactions. Our Strategic Acquisition business line may also include the acquisition of specialized assets such as product or brand licenses, royalty streams, subscriber bases or divisions of larger companies. The investments we plan to make in our Strategic Acquisition business line may be healthy or distressed situations. Our current business plan and strategic initiatives are based upon the business plan that was included in the Plan, which was approved by the creditors and equity holders of Fremont and the Bankruptcy Court.

The Signature Board of Directors and management continue to evaluate the current business plan and strategic initiatives. As we execute our business plan, we may decide in the future to make changes as a result of various factors, including existing and future market opportunities, profitability, economic conditions and other business and financial criteria in order to enhance Signature’s returns and profitability.

In both of our business lines, we describe our strategy as ‘opportunistic’, a term we use to mean that we do not approach potential transactions with any preconceived parameters with respect to a target company’s size, historical operating performance, industry segment, geographic location or any other particular limiting characteristic. Rather, we will evaluate transactions with a focus on structures that are designed to produce high investment returns for shareholders relative to the underlying risks and we will seek to manage our assets to maximize our profit and investment returns without regard to a pre-set realization event or holding period. We believe our strategy provides us with a considerable competitive advantage over other financial service companies, financial institutions, lenders and equity investors who tend to employ a more formulaic approach. Our investments may be made through one or multiple subsidiaries that will be owned by the Company. We do not believe that our business and operations will result in the Company being deemed an “investment company” under the Investment Company Act of 1940.

Our business is primarily funded by the asset base of the Fremont following its bankruptcy reorganization. On the Effective Date, and pursuant to the Plan, the Company distributed approximately $280.8 million to Fremont’s creditors. Additionally, pursuant to various settlement agreements related to repurchase reserve matters (discussed herein), and with Bankruptcy Court approval, Fremont paid out an additional $28.3 million during the weeks leading up to the Effective Date. After factoring in these significant distributions, the Company’s assets and stockholders’ equity were approximately $157.8 million and $90.9 million, respectively, on June 30, 2010 and $135.5 million and $73.7 million, respectively, as of December 31, 2010, which amounts serve as the foundation for our business plan. Included among Signature’s assets, the Company has legacy assets related to Fremont’s prior businesses, including a residential mortgage portfolio, residential real estate, and certain other investments (“Legacy Assets”), which made up approximately 50% and 42% of our total assets as of June 30, 2010 and December 31, 2010, respectively. These Legacy Assets are being managed to maximize recoveries and value for our shareholders and will be redeployed into our business strategy over time. In addition, the Company also maintains a very significant federal NOL estimated at approximately $882.7 million at December 31, 2010. The NOL has been fully reserved for in accordance with the generally accepted accounting principles of the United States of America in our consolidated financial statements. The NOL is further discussed in this Item 1, Sections C and E and Item 5 of this Comprehensive Form 10-K and Note 9 — Income Taxes in Consolidated Financial Statements which are included in Item 8 of this Comprehensive Form 10-K.

We intend to create a broad based and solidly profitable enterprise that provides capital in what is commonly referred to as the “middle market.” We believe there is a particularly acute need for ‘special situation’ financing under current market conditions, but also believe that there is a continuing opportunity in all markets. We also plan to create a diversified portfolio of operating businesses and specialized assets that we believe to be generating high profit margins or have the ability to generate such margins in the near future and that are able to be acquired at low valuation multiples due to what we believe to be a particular element of a target company’s business or industry that is in transition or otherwise misunderstood by the marketplace.

Our management team is made up of a highly experienced and seasoned group of financial professionals who have operated very successfully within this market segment for decades. For the most part, we do not expect our portfolio to include securities; it will predominantly be loans, assets, and operating businesses sourced through Signature’s proprietary network, individually structured based on the unique circumstances of the individual situation, diligenced and documented through the collective efforts of our investment team. Our affirmative asset management strategy will be based on building relationships with companies, their management teams and owners to work to find the best available capital solution under the circumstances.

On the Effective Date, after a nearly two-year reorganization process, the common equity shareholders of Fremont became the holders of a majority of the common equity in Signature. Although Signature remains a financial services company and plans to continue providing financing for commercial purposes as Fremont did in its commercial mortgage lending operation, our business is different from Fremont’s legacy operations prior to and during its bankruptcy proceedings. For example, we do not expect to originate sub prime residential mortgages nor will we operate as a regulated banking institution, although we continue to hold and mange the Legacy Assets.

We have entered into the Interim Management Agreement with SCA, which is a newly formed management company that is owned and managed by experienced professionals with backgrounds and experience in commercial finance, distressed debt acquisition, merchant banking and private equity to manage our business affairs. SCA’s principals, who include Craig Noell, our Chief Executive Officer, Kenneth Grossman, our Executive Vice President, and Kyle Ross, our Executive Vice President and interim Chief Financial Officer, have an established track record of identifying, structuring, and managing transactions in our targeted business lines. We believe these principals are well known in the business communities in which we seek to source and transact business, which we believe will result in proprietary opportunities. While we believe such proprietary opportunities are generally more desirable than auction-driven transactions, we expect a portion of the situations we become involved in will be auction-driven as well. See Item 1, Section “D. Recent Developments – 1. Events Associated with Emergence from Chapter 11 Bankruptcy Proceedings –Management Agreement” of this Comprehensive Form 10-K for a summary of the services SCA provides to us and the terms of the Interim Management Agreement.

Market Opportunity. Over the past decade, the environment for the formation of credit-based capital grew inexorably due to the investment preferences of many global financial institutions combined with the monetary policies adopted during this same period by various governmental policy makers. We believe this led to a widespread mispricing of credit risk which subsequently led to the market turmoil which has been experienced over the last few years. Such market turmoil has caused a wide array of established capital providers to the ‘middle market’ to become over extended with excessively leveraged balance sheets and depleted capital ratios. The net effect of this has caused many important providers of capital to retrench and, in some cases, to exit this market. Today, formerly dominant companies providing capital in the middle market such as CIT, Textron Financial as well as many other traditional commercial lenders have curtailed their lending activities from historical levels as they work to strengthen their balance sheets and organizations generally— a process that is likely to take years.

We believe these events present a highly attractive strategic opening for new market participants with relationships, market access, skill-set and transaction acumen to exploit such a severe financial dislocation. Importantly, Signature seeks to avoid commodity financings that have low margins but do not always have lower risk.

Strategy. We plan to build a differentiated platform that finances middle market companies which have a fundamentally viable business plan but have limited access to the capital markets. Since existing funding sources do not adequately meet these companies’ needs, they are willing to pay a significant premium to a financial provider who can address their needs with a tailored solution. Our management team has not only been operating successfully in this specific market for decades, they largely avoided the current financial crisis by refusing to deploy capital into a market it deemed unattractive on a risk-adjusted basis. Now, with the constriction of credit, our plan is to leverage our expertise in this market by developing Signature into a well-capitalized and profitable financial services company serving this large and attractive market

F. HISTORIC LEGACY OPERATIONS

1. Lending Activities

Fremont’s lending activities were previously conducted through FIL. As discussed in this Item 1. Section “A. Overview,” during the fiscal year ended December 31, 2007, FIL ceased its residential lending operations and substantially reduced its commercial lending operations as the result of Fremont’s and FIL’s consent to the Orders. In prior years and through the first half of 2007, FIL’s lending operations consisted of: (i) the wholesale origination of non-prime or subprime residential real estate loans on a nationwide basis that were primarily sold to third party investors on either a servicing released or servicing retained basis, or, to a lesser extent, through Fremont sponsored securitizations, and (ii) the origination of commercial real estate loans on a nationwide basis that were held for investment.

Notwithstanding the cessation of the residential lending business and the dramatic reduction in commercial lending in 2007, Fremont continued to manage a portfolio of residential and commercial mortgage through 2008 and 2009, some of which Signature has continued to manage as of the date of the filing of this Comprehensive Form 10-K.

a. Residential Real Estate

Loans Held for Sale, net. Loans held for sale, net include subprime residential real estate loans and which are reflected on the Company’s Consolidated Balance Sheets in “assets of discontinued operations,” which are set forth in the Consolidated Financial Statements in Item 8 of this Comprehensive Form 10-K. The loans held for sale are summarized as follows:

	December 31,
(Dollars in thousands)	2009	2008	2007
Unpaid principal balance	$140,625	$177,249	$351,968
Net deferred direct origination costs	445	709	1,509
	141,070	177,958	353,477
Valuation allowance	(87,661)	(112,899)	(203,754)
Loans held for sale, net	$53,409	$65,059	$149,723
Loans held for sale on non-accrual status	$67,304	$72,617	$89,885

FIL’s residential real estate loans held for sale, net decreased to $53.4 million at December 31, 2009 from $65.1 million at December 31, 2008 and $149.7 million at December 31, 2007 The decrease in loans held for sale during 2009 primarily relates to $10.5 million in net transfers of loans held for sale to real estate owned, net as a result of foreclosures and $10.9 million in borrower pay-offs and principal payments, partially offset by $8.6 million in reductions to the valuation allowance primarily attributable to borrower loan payoffs and principal payments. The decrease in loans held for sale during 2008 primarily relates to loans sold with an unpaid principal balance of $130.4 million, net of $107.2 million in valuation allowance, $39.3 million in net lower of cost or market write-downs related to increased borrower delinquencies and loss severities, and $7.8 million in net transfers of loans held for sale to real estate owned, net.

Fremont’s residential real estate loans held for sale are carried at the lower of aggregate cost or estimated fair value, less costs to sell. Estimated fair values are based on several factors, including current bids and market indications for similar assets, recent sales, discounted cash flow analysis, estimated values of underlying collateral and actual loss severities experienced in portfolios backed by similar assets. See “Loan Sales” below.

Loan Originations. FIL ceased originating subprime residential real estate loans in March 2007. Prior to withdrawing from such business, the residential real estate loans previously originated were primarily secured by first deeds of trust. These loans generally had principal amounts below $500,000, had maturities generally of 30 years and were underwritten in accordance with lending policies that included standards covering, among other things, collateral value, loan to value and the customer’s debt ratio and credit score. These loans generally were “hybrid” loans that had a fixed rate of interest for an initial period after origination, typically two to three years, after which the interest rate would be adjusted to a rate equal to the sum of six-month LIBOR and a margin as set forth in the mortgage note. This interest rate would then be adjusted at each six-month interval thereafter, subject to various lifetime and periodic rate caps and floors. The loans were generally made to borrowers who did not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac and are commonly known as “subprime” or “non-prime.” These borrowers had impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. These borrowers also included individuals who, due to self-employment or other circumstances, had difficulty verifying their income through conventional means.

FIL’s residential real estate loans included both full-income documentation loans and stated-income documentation loans, whereby loan applicants were qualified based upon monthly income as stated in the mortgage application (i.e., the income was not verified to the extent of a full income documentation loan); such loans typically had lower loan-to-value ratios and higher FICO scores than more traditional full-income documentation loans. FIL also previously originated second lien mortgage loans; these had fixed rates of interest and were primarily originated contemporaneously with the origination of a first lien mortgage loan on the same property by FIL.

FIL’s residential real estate loans also included a 40-year amortization first mortgage product (due in 30 years), a 50-year amortization first mortgage product (due in 30 years) and an interest-only first mortgage loan product. The interest-only loan product generally provided for no principal amortization for up to the first five years.

Prior to ceasing its residential loan business, FIL originated subprime residential real estate loans nationwide through five regional loan production offices (Anaheim, CA; Concord, CA; Downers Grove, IL; Tampa, FL; and Elmsford, NY). Residential loan originations were primarily conducted on a wholesale basis nationally through independent loan brokers.

Loan Sales. During the fiscal year ended December 31, 2007, in order to exit the residential real estate lending business, FIL sold a substantial portion of its loans held for sale through whole loan sales. In prior years, FIL’s residential real estate loan disposition strategy was to primarily utilize both whole loan sales and securitizations. During the years ended December 31, 2009, 2008 and 2007, zero, $130.4 million and $9.3 billion, respectively, in residential real estate loans held for sale were sold in whole loan sales to investors.

In a whole loan sale, FIL entered into an agreement to sell the loans for cash, generally on a servicing released basis, but sometimes on a servicing retained basis. After the whole loan sale, FIL retained no interest in the underlying loans. As part of the sale process, FIL gave customary industry standard representations and warranties regarding the characteristics and the origination process of the loans, material breach of which gave rise to repurchase obligations. In addition, in selling loans, FIL contractually committed to repurchase loans if a payment default occurs within a certain period following the date the loan is sold. Further information with respect to repurchases and demands made for repurchases is discussed below under “Repurchase Reserves.”

While FIL typically used whole loan sales as its primary loan disposition strategy, prior to FIL exiting the subprime residential loan business, it also used securitizations in which it sold subprime residential real estate loans to a special-purpose entity that was established for the limited purpose of purchasing the loans and issuing interest-bearing securities that represented interests in the loans. The securitizations were treated as sales and the loans sold were removed from FIL’s balance sheet. FIL would then add to its balance sheet the net cash received from the transaction as well as the fair value of retained interests in the securitization transaction, which include subordinated securities and residual interests. In a securitization transaction, FIL generally attempted to minimize the amount of residual interests that it retained by structuring the transactions so that they included the issuance of net interest margin securities (or NIMs). The usage of NIMs concurrent with or shortly after a securitization allowed FIL to receive more of the consideration on the transaction in cash at the closing of the NIMs sale, rather than over the actual life of the loans. Subordinated securities, or private issue securities, were recorded as a component of subordinated mortgage-backed securities within the balance sheet of discontinued operations. See “2. Investment Activities” below.

Repurchase Reserves. FIL maintained a loan repurchase reserve for subprime residential loans sold to investors which it may be contractually obligated to repurchase due to a variety of reasons. One such reason FIL incurred repurchase obligations were due to early-payment defaults (“EPDs”). EPD loans are loans that default on a payment within one to three months of sale to an investor. In its whole-loan sales, FIL was required to repurchase any EPD loans from the loan purchaser, as opposed to foregoing repurchase of the loans and compensating the purchaser instead for the loss incurred. Given the passage of time since FIL ceased originating residential real estate loans, as of December 31, 2009, 2008 and 2007, FIL had no exposure to repurchases due to EPDs, and therefore, Signature has no reserve for EPD repurchases.

Additionally, as noted above, as residential real estate loans held for sale were sold, FIL also made customary industry standard representations and warranties about the loans. FIL subsequently repurchased loans due to material defects that occurred in the origination of the loans. During the years ended December 31, 2009, 2008 and 2007, FIL repurchased a total of zero, zero and $933.0 million of residential loans, respectively. Outstanding repurchase claims were $257.5 million, $368.9 million and $348.9 million at December 31, 2009, 2008 and 2007, respectively. Repurchase reserves for estimated losses for both outstanding repurchase claims as well as unknown repurchase claims totaled $37.2 million, $53.0 million and $100.4 million at December 31, 2009, 2008 and 2007, respectively. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings—Repurchase Settlements” for additional information about FIL’s repurchase settlements during the period Fremont operated in bankruptcy.

Loan Servicing. When FIL sold or securitized mortgage loans, it often retained the rights to service those loans. These are referred to as mortgage servicing rights (“MSRs”). Additionally, FIL also retained financial interests when it securitized mortgage loans. FIL included the value of these retained interests on the balance sheet. The results of FIL’s income statement include the changes in value related to its MSRs and retained interests, as well as the revenues and expenses arising from servicing the mortgage loans.

In servicing mortgage loans, FIL would collect and remit loan payments, respond to customer inquiries, account for principal and interest, hold custodial (impound) funds for payment of property taxes and insurance premiums, counsel delinquent mortgagors and supervise foreclosures and property dispositions. FIL would receive servicing fees and other remuneration in return for performing these servicing functions for third parties. As a loan servicer, FIL would also be required to make certain advances on specific loans it serviced to the securitization trusts that hold the loans, and loans owned by FIL, to the extent such advances were deemed recoverable by FIL, from collections related to the individual loans.

In 2008, FIL ceased its loan servicing operations following the sale of its MSRs in sale transactions with CMS and with Litton. In connection with FIL ceasing its loan servicing operations, FIL completed the sale of fixed assets and the assignment of the lease for the Irving Facility and terminated its lease for the Ontario, California facility. See “B. Pre-Bankruptcy Operations—2. 2008 Events” for additional information about FIL’s sale of its MSRs to CMS and Litton and the closing of the Ontario, California facility and Irving Facility.

In April 2009, Fremont “outsourced” the servicing of its remaining residential loan portfolio to Specialized Loan Servicing, LLC (“SLS”), a firm that specializes in residential mortgage loan servicing. As of December 31, 2009, SLS was responsible for all aspects of the servicing process for Fremont’s residential loans held for sale and REO, including: borrower invoicing, collections, loan payment tracking and application, borrower correspondence, loan modification negotiation and documentation, foreclosure, and managing the sale of REO.

b. Commercial Real Estate

Fremont significantly curtailed its commercial real estate operations in compliance with the Orders in May 2007. In July 2007, Fremont sold a substantial portion of its commercial real estate portfolio and its related lending platform to iStar. Prior to the sale to iStar, FIL originated commercial real estate loans nationwide through nine regional production offices. Fremont’s commercial real estate loans were generally secured by condominiums, both ground up construction and conversions, as well as other multi-family properties.

The following table summarizes the balance of Fremont’s remaining loans held for investment and commercial real estate loan participation interest at December 31, 2009, 2008 and 2007:

(Dollars in thousands)	2009	2008	2007
Commercial loans	$2,142	$2,258	$2,336
Allowance for loan losses	(10)	(10)	(11)
Loans held for investment, net	2,132	2,248	2,325
Commercial real estate participation interest (1)	—	—	3,172,177
Total	$2,132	$2,248	$3,174,502

(1)
Included in assets of discontinued operations in the Consolidated Balance Sheet as of December 31, 2007, which are set forth in the Consolidated Financial Statement in Item 8 of this Comprehensive Form 10-K.

As a result of the iStar Transaction in July 2007, FIL received $1.9 billion in cash and concurrently retained a $4.2 billion participation interest in the commercial mortgage portfolio. The $1.9 billion in cash represented 30% of the unpaid principal balance of the loan portfolio as of the closing, net of a purchase discount. The $4.2 billion participation interest in the total loan portfolio represented 70% of the unpaid principal balance of the loan portfolio as of the closing, net of a purchase discount. The participation interest yielded interest at LIBOR plus 150 basis points.

At December 31, 2007, the commercial real estate loan participation interest totaled $3.2 billion, representing 55% of the remaining outstanding principal balance of the commercial real estate loan portfolio sold.

In July 2008, FIL sold its commercial real estate participation interest as part of the sale of substantially all of FIL’s assets and deposits to CapitalSource Bank. FIL received $1.8 billion for its commercial real estate loan participation interest. As a result of transferring its participation interest from held for investment classification to held for sale classification, during the year ended December 31, 2008, FIL recognized $56.5 million in lower or cost or market adjustments, which is included in (loss) income from discontinued operations, net of income taxes in the accompanying Consolidated Statement of Operations, which are set forth in the Consolidated Financial Statements in Item 8 of this Comprehensive Form 10-K.

The following table summarizes the activity of the commercial real estate loan participation interest balance for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Beginning balance	$—	$3,172,177	$—
Participations purchased	—	—	4,201,208
Principal collections	—	(1,288,434)	(1,029,031)
Lower of cost or market adjustments	—	(56,512)	—
Sale	—	(1,827,231)	—
Ending balance	$—	$—	$3,172,177

During the years ended December 31, 2009, 2008 and 2007, FIL recognized zero, $68.6 million and $125.9 million, respectively, in interest income from the commercial real estate loan participation interest.

2. Investment Activities

As a result of Fremont’s cessation of residential lending activities and the significant curtailment of commercial lending activities, both of which included the sale of substantial portions of the respective business operations, loan portfolios, and related assets, Fremont’s largest source of income during the fiscal years ended December 31, 2009 and 2008 related to investment income from cash and cash equivalents and an investment securities portfolio.

At December 31, 2009, Fremont’s consolidated cash and cash equivalents and investment securities available for sale totaled $356.2 million and zero, respectively. At December 31, 2008, Fremont’s consolidated cash and cash equivalents and investment securities available for sale totaled $334.7 million and zero, respectively. At December 31, 2007, Fremont’s consolidated cash and cash equivalents and investment securities available for sale totaled $2.1 billion and $1.5 billion, respectively. The decrease in these assets from 2007 to 2008 was primarily attributable to the CapitalSource Transaction. The increase in cash and cash equivalents from 2008 to 2009 was primarily attributable to collections of outstanding servicing advances associated with the MSR sale to CMS.

The following table shows FIL’s investment securities available for sale and private issue securities, included in assets of discontinued operations in the Consolidated Balance Sheets at December 31, 2009, 2008 and 2007, which are set forth in the Consolidated Financial Statement in Item 8 of this Comprehensive Form 10-K:

	December 31,
	2009	2008	2007
(Dollars in thousands)	Fair Value	Fair Value	Amortized Cost	Fair Value
AAA-Rated Agency Callable Notes	$—	$—	$1,014,474	$1,016,425
AAA-Rated Agency CMO Securities	—	—	338,896	337,947
AAA-Rated Fixed Rate Agency MBS Securities	—	—	147,596	148,048
AAA-Rated Fixed Floating Rate Agency MBS Securities	—	—	497	486
Investment Securities, Available for Sale	—	—	1,501,463	1,502,906
Private Issue Investment Securities	—	92	2,415	2,415
Total Investment Securities	$—	$92	$1,503,878	$1,505,321

(1)
As of January 1, 2008, the Company elected to account for private issue securities at fair value. As such, amortized cost balances are no longer associated with financial assets accounted for at fair value.

3. Funding Sources

a. Borrowings

Senior Notes. In March 1999, Fremont issued $425 million of Senior Notes, consisting of $200 million of 7.70% Senior Notes due 2004 (the “2004 Senior Notes”) and $225 million of 7.875% Senior Notes due 2009 (the “2009 Senior Notes” and together with the 2004 Senior Notes, the “Prior Senior Notes”). The Prior Senior Notes were offered in a private placement to qualified institutional buyers and a limited number of institutional accredited investors. Fremont subsequently filed a Registration Statement which was declared effective by the Commission in May 1999, in connection with an exchange offer by Fremont and the issuance of an equal principal amount of exchange notes upon tender of the initial $425 million of Prior Senior Notes. The exchange notes consisted of $200 million of 7.70% Series B Senior Notes due 2004 (the “2004 Series B Senior Notes”) and $225 million of the Senior Notes. Fremont retired at maturity, in 2004 the then remaining outstanding 2004 Series B Senior Notes.

The outstanding principal balance of the Senior Notes was $166.5 million at December 31, 2009, 2008 and 2007, respectively. In accordance with GAAP, as Fremont was a debtor-in-possession at December 31, 2009 and 2008, the Senior Notes are shown on the Consolidated Balance Sheet under “Liabilities Subject to Compromise.” The Senior Notes were unsecured senior indebtedness of Fremont ranking equally with Fremont’s unsubordinated indebtedness. The Senior Notes were also redeemable at any time in whole or in part before maturity and were not subject to sinking fund payments. Interest was payable on the Senior Notes semi-annually, on March 17 and September 17 and they were set to mature on March 17, 2009.

In March 2008, Fremont deferred the March 17th semi-annual interest payment for the Senior Notes. Under the terms of the Senior Notes Indenture, the failure to pay such semi-annual interest payment constituted an event of default entitling the Majority Holder to declare the entire principal amount of the Senior Notes to be immediately due and payable. In May 2008, Fremont entered into a Forbearance Agreement with the Majority Holder and the Supplemental Indenture that prevented any portion of the Senior Notes from being declared immediately due and payable under the Senior Notes Indenture, other than an event of default that occurs relating to insolvency or bankruptcy proceedings, until after the agreed upon forbearance period. See “B. Pre-Bankruptcy Operations – 2. 2008 Events” for additional information about the Forbearance Agreement and Supplemental Indenture.

Total interest expense for the Senior Notes was $4.5 million, $8.6 million and $13.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Total interest payments for the Senior Notes were zero, zero and $13.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. See “D. Recent Developments – 1. Events Associated with Emergence from Chapter 11 Bankruptcy Proceedings” for additional information about the Senior Notes Settlement received by the holders of the Senior Notes in connection with Fremont’s emergence from Bankruptcy proceedings in June 2010.

TOPrS. In 1996, Fremont formed the Trust, which sold $100 million of the TOPrS in a public offering. The TOPrS represented preferred undivided beneficial interests in the assets of the Trust. Holders of the TOPrS were entitled to receive cumulative cash distributions at an annual rate of 9% of the liquidation amount of $25 per share of the TOPrS, payable quarterly. The proceeds from the sale of the TOPrS were invested in the Junior Subordinated Debentures. The Junior Subordinated Debentures were the sole asset of the Trust.

The $100 million of TOPrS were redeemable at par upon maturity of the Junior Subordinated Debentures in 2026, subject to the election available to Fremont to extend the maturity to 2045, and were subject to redemption, in whole or in part, at any time. Fremont had the right to defer payments of interest on the Junior Subordinated Debentures, at any time, for up to 20 consecutive quarters. If interest payments on the Junior Subordinated Debentures were so deferred, then distribution on the TOPrS would also be deferred and, under such circumstances, Fremont was also not be able to declare or pay dividends, or make any distribution, redemption, purchase or acquisition with respect to its common stock.

In February 2008, Fremont announced that it had elected to defer indefinitely until further notice interest payments on the Junior Subordinated Debentures, with the related result that distributions by the Trust on the TOPrS were also deferred. See “B. Pre Bankruptcy Operations – 2. 2008 Events” for additional information about the deferral of payments on the Junior Subordinated Debentures and the TOPrS.

Interest expense on the Junior Subordinated Debentures was zero, $4.4 million and $9.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Total interest payments for the Junior Subordinated Debentures was zero, zero and $9.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. See “D. Recent Developments—1. Events Associated with Emergence from Chapter 11 Bankruptcy Proceedings” for additional information about the TOPrS Settlement received by the holders of the TOPrS in connection with Fremont’s emergence from Bankruptcy proceedings in June 2010.

b. Deposits

During 2007 and until the sale of all deposits to CapitalSource Bank in July 2008, FIL’s investment and lending activities were financed primarily through deposit accounts offered by FIL, which were insured by the FDIC. FIL offered certificates of deposit and savings and money market deposit accounts through its 22 retail banking branches in southern and central California. To a lesser extent, FIL also utilized brokered deposits for source of funds, however, under the Orders, FIL was prohibited from accepting new brokered deposits or renewing existing brokered deposits without prior regulatory approval. On July 25, 2008, Fremont and FIL completed the CapitalSource Transaction, which included the sale to CapitalSource Bank of a substantial portion of FIL’s assets, including all 22 retail banking branches and 100% of FIL’s deposits, which totaled approximately $5.2 billion. Following the CapitalSource Transaction deposits were no longer a source of funds for Fremont and FRC. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings” in Item 1 of this Comprehensive Form 10-K for additional information about the CapitalSource Transaction.

4. Liquidity and Capital Resources

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Comprehensive Form 10-K for information about the Company’s liquidity and capital resources.

5. Regulation and Supervision

FIL was a California industrial bank and, as such, was subject to the supervision and regulation by the DFI and the FDIC. Fremont was not directly regulated or supervised by the DFI, the FDIC, or any other bank regulatory authority, except with respect to guidelines concerning its relationship with its industrial bank subsidiary. FIL was examined on a regular basis by both bank regulatory authorities.

As more fully described in “B. Pre-Bankruptcy Operations” and “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings” in Item 1 of this Comprehensive Form 10-K above, in 2007, Fremont, FIL and FGCC consented to the Order issued by the FDIC and the DFI Order issued by the DFI without admitting to the allegations contained in the Orders. Following the closing of the CapitalSource Transaction, FIL sought and obtained approval from the FDIC and the DFI to relinquish its federal deposit insurance coverage from the FDIC and surrendered its charter to the DFI. In conjunction with these activities, FIL’s name was changed to Fremont Reorganizing Corporation. As a result of Fremont obtaining Bankruptcy Court approval, the closing the CapitalSource Transaction and the subsequent relinquishment of its FDIC deposit insurance coverage and California industrial bank charter, FRC ceased to be regulated by either the FDIC or the DFI and as such was no longer subject to the Orders.

6. Competition

During the fiscal year ended December 31, 2007, Fremont competed in residential and commercial lending markets that were highly competitive and were characterized by factors that varied based upon product and geographic region. The markets in which it competed were typically characterized by a large number of competitors who competed based primarily upon price, terms and loan structure. Fremont primarily competed with banks, mortgage lenders and finance companies, many of which were larger and had greater financial resources.

During the fiscal years ended December 31, 2008 and December 31, 2009, as a result of the withdrawal by Fremont from the residential real estate loan origination business and the substantial reduction in its commercial lending business, Fremont did not compete with mortgage companies or other finance companies engaged in the commercial and residential real estate loan origination businesses as it was focused on maximizing the value of its existing asset base.

As it relates to Signature’s new operating strategy, its primary competitors in providing debt financing and equity capital for middle-market companies include commercial and investment banks, public and private funds, commercial finance companies, private equity funds, and high net worth individuals. Additionally, because competition for transactions such as those Signature plans to target generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including middle-market companies. Some of Signature’s existing and potential competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to Signature. In addition, some of Signature’s competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares.

AVAILABLE INFORMATION: WEBSITE ACCESS TO PERIODIC REPORTS

The following information can be found on Signature’s website at www.signaturegroupholdings.com:

●
the most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act that we have filed with the Commission, as soon as reasonably practicable after the reports have been filed with the Commission. Copies of Signature’s Form 10-Ks, Form 10-Qs and other reports filed with the Commission can also be obtained from the Commission’s website at www.sec.gov;

●
information relating to corporate governance at Signature, including our Code of Ethics for Senior Financial Officers and Amended and Restated Code of Conduct (for all employees including executive officers and directors). We intend to disclose on our internet website any amendments to or waivers from these governance documents in lieu of disclosure on Form 8-K in accordance with Item 5.05(c) of Form 8-K;

●	information about Board committees, including the charters of standing committees of the Board; and

●	information relating to transactions in Signature’s securities by its directors and executive officers.

Additionally, we will provide copies of any of this information free of charge upon written request to, Signature Group Holdings, Inc., Investor Relations, 15303 Ventura Blvd, Ste. 1600, Sherman Oaks, CA 91403, or by email request to invrel@signaturegroupholdings.com.

Item 1A.	Risk Factors

This Comprehensive Form 10-K Report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and current results reported herein are not guarantees of future performance or results and there can be no assurance that actual developments and economic performance will be as anticipated by us. Actual developments and/or results may differ significantly and adversely from expected results as a result of significant risks, uncertainties and factors. These listed risk factors are not intended to be exhaustive and the order in which the risk appear is not intended as an indication of their relative weight or importance. These risk factors may be important to understanding any statement in this Comprehensive Form 10-K or elsewhere.

A.	BUSINESS RISKS

Business risks are risks associated with general business conditions, the economy, and the operations of Signature. Business risks are not risks associated with specific investments we may make nor are they risks associated with an offering of, or investment in, our common stock. The business risks associated with the business conducted by Fremont and FIL are not presented herein because Signature is not engaged in those businesses.

Signature’s financial condition and results of operations will depend on its ability to manage and deploy capital effectively. Our ability to achieve our business and investment objectives will depend on our ability to effectively manage and deploy our capital, which will depend, in turn, on our investment manager’s ability to identify, evaluate, invest in, and monitor companies that meet our investment criteria. We cannot assure you that we will achieve our business and investment objectives.

Accomplishing our business and investment objectives on a cost-effective basis will be largely a function of our investment manager’s handling of the investment process, its ability to provide competent, attentive and efficient services, its access to investments offering acceptable terms, and its ability to consummate those investments. In addition to monitoring the performance of our investments, members of our investment manager’s management team and its investment professionals may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment.

The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets, and economic conditions. In addition, changes in the business practices of commercial and investment banks, public and private funds, commercial finance companies, private equity funds, hedge funds, high net worth individuals and governmental agencies in terms of providing debt and equity financing in the middle market or selling loan portfolios and other financial assets may negatively impact our ability to source attractive investment opportunities and deploy capital. If we cannot successfully operate our business or implement our investment policies and strategies as described in this Comprehensive Form 10-K, it could negatively impact our financial condition.

Even if we are able to grow and build our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.

Signature’s business model depends to a significant extent upon its investment manager’s referral relationships, and its ability to maintain or develop these relationships in the future. We expect that the management team and members of Signature’s investment manager, SCA, will maintain their relationships with financial institutions, private equity and other non-bank investors, investment bankers, commercial bankers, attorneys, accountants and consultants, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the management team and members of our investment manager fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to achieve our business and investment objectives. In addition, individuals or firms with whom the management team and members of our investment manager have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

Signature has a new management team, Board of Directors and business strategy with limited operating history. Signature emerged from bankruptcy in June 2010 with a new management team and Board of Directors, as well as a new business model. As a result, Signature is subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our business objectives. Additionally, prior to the Effective Date, certain members of Signature’s management team had not worked together. While we have similar professional backgrounds and investment philosophies, there are no guarantees that we will have consensus on every business decision. Finally, none of Signature’s Board of Directors’ members have worked together in the past, which we believe to be valuable on one hand, as it provides a broader perspective for the business initiatives we may be required to evaluate, but this limited history also represents a potential risk in that the Board may not come to consensus on every business decision or may require additional time to deliberate among potential options for any particular matter.

Signature depends on key personnel of SCA in seeking to achieve its business and investment objectives. Signature depends on the members of the senior management team of our investment adviser, particularly Craig F. Noell, Kenneth Grossman, Kyle Ross, Thomas Donatelli and David Collett for the management of its business and, in particular, the final selection, structuring, closing and monitoring of its investments. These employees have critical industry experience and relationships that Signature will be relying on to implement its business plan. If we lose the services of these individuals, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.

Signature’s Interim Management Agreement with SCA is not a long term arrangement and the economic terms are likely to change in the future. Pursuant to the Interim Management Agreement, Signature contracted with SCA to provide general business management for its operations through December 31, 2010 with annual renewals if a revised Investment Management Agreement had not yet been entered into between the parties. The Interim Management Agreement has certain beneficial terms for Signature; in particular, a pass-through-of-expenses management fee structure and a salary limitation on the SCA Executives. We expect a more permanent Investment Management Agreement will have a substantially different management fee structure, which may result in increased cost to Signature.

Signature is subject to considerable pending legal proceedings which relate to Fremont and/or FIL’s business. We are subject to a number of lawsuits seeking monetary damages and injunctive relief which relate to Fremont and/or FIL’s business. For a summary of the material litigation matters See “Legal Proceedings” in Item 3 of this Comprehensive Form 10-K. Additional litigation may be filed against us or disputes may arise in the future concerning matters involving the prior business of Fremont and/or FIL’s business or the business which Signature is now beginning to engage. We have been and intend to vigorously defend ourselves in all legal proceedings we are involved in, including the lawsuits described in Item 3, however, the outcome of litigation and other legal matters is always uncertain and could materially adversely affect our liquidity, financial condition and results of operations.

Signature has received repurchase claims relating to certain residential mortgage loan originations sold by FIL and may receive additional claims in the future that, unless withdrawn or settled within the limits of a reserve we have established, could harm our financial condition and results of operations. When FIL sold residential mortgage loans it originated in whole loan sales or securitization vehicles to other financial institutions, it was required to make customary representations and warranties about such mortgage loans. The sale agreements required FIL to repurchase or substitute mortgage loans in the event of a breach of a representation or warranty given to the purchaser or if there existed a misrepresentation during the mortgage loan origination process. Fremont or Signature as its successor has received over one billion dollars in repurchase claim demands to date, which have been systematically responded to and either repurchased, settled, objected to and withdrawn, or which remain outstanding. The amount of repurchase claims outstanding was $257.5 million and $100.0 million as of December 31, 2009 and December 31, 2010, respectively.

Fremont established and Signature continues to maintain a loan repurchase reserve for the estimated losses associated with such loan repurchase demand claims, both known and unknown. While management believes that its $37.2 million and $8.9 million loan repurchase reserve liability was sufficient as of December 31, 2009 and 2010, respectively, no assurance can be made that changing facts and circumstances could not cause us to increase such repurchase reserve in future periods or for the Company to experience losses in excess of its repurchase reserve liability. Any material increase in repurchase claim activity, our repurchase reserve or change in our ability to object to, defend, or settle such claims could have a material adverse effect on our financial conditions and results of operations.

Adverse changes in the residential mortgage markets may affect the value of Signature’s residential mortgage loans held for sale or its ability to sell such assets for acceptable prices. As of December 31, 2009, Fremont held $140.6 million of unpaid principal balance (“UPB”) of residential mortgage loans which were classified as held for sale and carried at a value of $53.4 million, or 38% of UPB. The value of residential mortgage loans held for sale depends on a number of factors, including general economic conditions, interest rates, the value of the underlying collateral and legislative and regulatory actions. In addition, historically, Fremont relied on other financial institutions to purchase mortgage loans in the whole loan market. Although Signature is not actively marketing these loans for sale at the time of the filing of this Comprehensive Form 10-K, adverse changes in the residential mortgage markets, such as those experienced since mid 2007, may affect Signature’s ability to sell the remaining residential mortgage loans held for sale for acceptable prices, if it elects to do so in the future. These adverse changes in the residential mortgage markets may have a material adverse effect upon the value of our residential mortgage loans, our financial condition and results of operations.

Signature did not pay approximately $17.2 million in claims filed with the Bankruptcy Court on the Effective Date, which it must resolve before a final decree will be issued. On the Effective Date, Signature did not pay approximately $17.2 million in claims as the claims and/or amounts were in dispute. Subsequent to the Effective Date, Signature resolved $2.9 million in claims related to voluntary withdrawal and paid approximately $3.0 million to certain other claimholders during the third quarter of 2010. As for the remaining claims which Signature does not believe it is liable for, Signature is actively seeking their voluntary withdrawal, plans to object to them in the Bankruptcy Court, or plans to continue to litigate them in the appropriate venues. If Signature is unsuccessful in such objections, such litigation, or is unable to negotiate substantially reduced settlements with the claimholders of the remaining claims, and Signature is obligated to pay these amounts, it could have a material adverse effect on our financial conditions and results of operations. See “D. Recent Developments—1. Events Associated with Emergence from Chapter 11 Bankruptcy Proceedings” for more information on the “Unpaid Claims.”

The Company’s $24.4 million tax refund related to its 2008 carryback NOL is subject to review of the Joint Committee. Following completion of the IRS examination of Fremont’s consolidated tax returns, the Company received a tax refund in the amount of $24.4 million, net of other potential tax liabilities of $0.4 million, related to the carryback 2008 NOL applicable to prior taxable year periods 2003, 2004 and 2005. In February 2011, the IRS notified the Company that the tax refund was subject to review by the Joint Committee, and a request was made for certain information from the Company in connection with its review of the tax refund. Although the Company does not have any reason to believe that the Joint Committee will not approve the full amount of the tax refund, there is no assurance that such approval will given by the Joint Committee.

Signature’s inability to control its expenses may adversely affect its financial condition and results of operations. Since emerging from bankruptcy, Signature’s sources of revenue have been limited. We continue to have significant operating and non-interest expenses, including compensation and related expense, legal, professional and other outside services, occupancy expense, interest expense, and information technology expense. Although we have significantly reduced our expenses, our inability to further reduce our expenses may adversely affect our financial condition and results of operations.

Strategic investments or acquisitions and joint ventures, or Signature’s entry into new business areas, may result in additional risks and uncertainties in its business. Signature expects to grow its business through internal expansion of commercial lending operations as well through strategic investments, acquisitions or joint ventures. When we make strategic investments or acquisitions or enter into joint ventures, we expect to face numerous risks and uncertainties in combining or integrating the relevant businesses and systems, including, potentially, the need to combine accounting and data processing systems and management controls and to integrate relationships with customers and business partners. Our participation in any other ventures that we may enter into may subject us to additional risks and uncertainties because we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. Conflicts or disagreements between us and the other members of a venture may negatively impact our businesses. In addition, future acquisitions or joint ventures may involve the issuance of additional shares of our common stock, which may dilute our stockholders’ ownership of our firm.

Signature’s expansion into new areas may require significant resources and/or may result in significant unanticipated losses, costs or liabilities. In addition, expansions, acquisitions or joint ventures may require significant managerial attention, which may be diverted from its other operations. These capital, equity and managerial commitments may impair the operation of its businesses and as a result negatively impact our financial condition and/or operating results.

Signature’s ability to utilize its NOLs or recognize tax benefits on future domestic U.S. Tax losses may be limited. Signature’s ability to fully utilize its existing U.S. Federal NOL could be limited or eliminated should Signature (i) undergo an “ownership change” as described under Section 382 of the Tax Code or (ii) be found by the IRS not to be able to avail itself of Section 382(l)(5) of the Tax Code.

Although no assurances can be given that the IRS agrees with our position, as of the Effective Date, we believe the Company met the criteria under Section 382(l)(5) of the Tax Code to be able to utilize a substantial amount of NOLs to offset future income generated by the Company, if any. Such usage, however, is predicated upon the Company not experiencing a future “ownership change”. An ownership change is generally defined as greater than 50% change in equity ownership by value over a three-year period. We may experience an “ownership change” in the future as a result of changes in our stock ownership, which would result in a limitation on our ability to utilize our NOLs. Furthermore, since we are relying on Section 382(l)(5) of the Tax Code, if we were to experience an ownership change during a two year period beginning on the Effective Date, we would lose our entire ability to utilize the NOLs. In addition, any changes to tax rules or the interpretation of tax rules could negatively impact our ability to recognize benefits from our NOLs.

As of the Effective Date, we have amended our Amended and Restated Bylaws to provide for restrictions on certain transfers of Signature common stock in order to preserve our NOLs. Unless approved by the Board, any attempted transfer of Signature common stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers) (i) any person or group of persons shall become a “five-percent holder” of Signature (as defined in the Treasury Regulations or (ii) the ownership interests of any five-percent shareholder shall be increased or decreased. Persons wishing to become a 5% shareholder (or existing 5% shareholders wishing to increase or decrease their percentage share ownership) may request a waiver of the restriction from Signature, and the Board of Directors may grant a waiver in its discretion.

Signature’s use of its NOLs in the future may be challenged by the IRS under anti-abuse rules associated with tax avoidance. Signature expects that the IRS may investigate any attempted use of the NOLs to offset future taxable income. While Signature believes it is eligible to utilize the full amount of the NOLs under Section 382(l)(5), the IRS can at anytime challenge the use of NOLs in the future under an argument that a transaction or transactions were concluded with the substantial intent of sheltering future tax liabilities. In any situation where the IRS is successful in such a challenge, Signature’s ability to utilize its NOLs may be limited, which may have a material adverse impact on Signature’s financial performance.

We identified a material weakness in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately and timely report our financial results. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that as of December 31, 2009, we did not maintain an effective overall control environment, which is the foundation for effective internal control over financial reporting. As a result of the sale of substantially all of Fremont’s business operations from 2007 to 2008 and the significant reduction in certain other business operations as a result of the bankruptcy proceedings, Fremont experienced considerable turnover of staffing within its accounting operations during the periods covered by this Comprehensive Form 10-K. Additionally, during the period in which Fremont was in bankruptcy proceedings with limited resources and operations, we did not maintain a sufficient number of financial and accounting staff personnel with the appropriate level of accounting knowledge and experience in order to timely provide accurate and reliable financial statements that were prepared and reviewed in accordance with generally accepted accounting principles. See “Controls and Procedures—Changes In Internal Control Over Financial Reporting” in Item 9A of this Comprehensive Form 10-K for further information about the material weakness in our internal control over financial reporting and the effect of this material weakness, including the impact on our accounting functions and policies, as well as our financial reporting.

If we fail to further enhance the number and expertise of our staff in our accounting and finance functions or otherwise fail to identify deficiencies in our internal control over financial reporting in a timely manner, remediate any deficiencies, or identify material weaknesses in the future, we may be unable to report our financial results accurately and on a timely basis. Additional material weaknesses or deficiencies in our internal controls may be discovered in the future. Ineffective internal control over financial reporting also could cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the market value of our equity securities. Even if we are able to report our financial statements accurately and timely, if we do not make all the necessary improvements to address the material weakness, continued disclosure of our material weakness will be required in future filings with the Commission.

Changes in, and compliance with, laws or regulations governing our operations may adversely affect Signature’s business or cause it to alter its business strategy. We and the companies in which we provide capital to or acquire will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, any of which could harm us and our stockholders, potentially with retroactive effect. In particular, any changes in domestic and foreign government regulations that affect our ability to collect sufficient amounts on our portfolio assets, or changes to bankruptcy or collection laws could negatively impact our operating results. Additionally, any changes to the laws and regulations may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Comprehensive Form 10-K and may result in our investment focus shifting from the areas of expertise of our management team to other types of investments in which our management team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations.

In addition, our inability to comply with the federal, state and local statutes and regulations in the business segments, geographic regions and jurisdictions in which we operate could harm us and our stockholders.

Signature’s results of operations are significantly dependent on economic conditions and related uncertainties. The results of operations are and will be affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies.

Signature’s success will depend on SCA’s ability to attract and retain qualified personnel in a competitive environment. Signature expects SCA will experience competition in attracting and retaining qualified personnel, particularly investment professionals, and Signature may be unable to maintain or grow its business if SCA cannot attract and retain such personnel. SCA’s ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, SCA’s ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, with which SCA competes for experienced personnel have greater resources than it has.

The competitive environment for qualified personnel may require Signature and SCA to take certain measures to ensure that SCA is able to attract and retain experienced personnel. Such measures may include increasing the attractiveness of the overall compensation packages, altering the structure of compensation packages through the use of additional forms of compensation, or other steps. The inability to attract and retain experienced personnel could have a material adverse effect on our business.

Signature operates in a highly competitive market for the transactions it seeks to engage in. A large number of entities compete to source, structure and effectuate the types of transactions that we plan to be involved with in companies operating in the lower middle market. We compete for opportunities with traditional financial services companies such as commercial and investment banks, business development companies, investment funds (including private equity funds and mezzanine funds) and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, also provide capital to lower middle market companies. As a result, competition for opportunities in lower middle market companies is intense. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of opportunities, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose out on transactions if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our capital or may bear substantial risk of capital loss. Notwithstanding the competitive nature of our business, we believe the market opportunity of providing capital in lower middle market companies is still underserved, but a significant increase in the number and/or the size of capital providers or other competitors in this target market could force us to accept less attractive terms.

Signature’s results of operations could vary as a result of the methods, estimates and judgments that we use in applying our accounting policies, including changes in the accounting regulations to be applied. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. Likewise, our results of operations may be impacted due to changes in the accounting rules to be applied, such as the increased use of fair value measurement rules, estimates of liabilities for repurchase and litigation reserves, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards.

B.	RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

Investors will not have access to current business, financial and operating information about Fremont or Signature in order to make an informed investment decision in Signature common stock until all of our prior periodic reports have been filed with the Commission. Signature has not yet filed with the Commission its quarterly reports on Form 10-Q for the fiscal quarters ended on or after March 31, 2010 or its annual report on Form 10-K for the fiscal year ended December 31, 2010. We expect to file these periodic reports with the Commission as soon as practicable. Until we file these reports, there will be limited useful public information available concerning Signature’s new business plan and recent results of operations and financial condition of Signature. The absence of more recent business and financial information will make it difficult of any investor to make an informed investment decision to purchase or sell our common stock.

Signature does not expect to be able to access the public U.S. capital markets until all of its periodic reporting with the Commission is up to date. Signature will be unable to register its common stock with the Commission to access the U.S. public securities markets until it has filed its prior periodic reports and financial statements with the Commission. This precludes Signature from raising debt or equity financing in registered transactions in the U.S. public capital markets to support growth in its business plan.

Our common stock is quoted on the OTC “pink sheets” market which does not provide investors with a meaningful degree of liquidity. Bid quotations for our common stock are available on the OTC “pink sheets,” an electronic quotation service for securities traded over-the-counter. Bid quotations on the pink sheets can be sporadic and the pink sheets do not provide any meaningful liquidity to investors. An investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of the common stock. There can be no assurance that our plans to seek listing of our common stock on The NASDAQ Stock Market, the New York Stock Exchange or another securities exchange once we become current in our filing obligations with the Commission will be successful or that we will be able to satisfy the listing standards of an exchange when we do, and, we cannot provide any assurance as to when we will have filed all of our past periodic reports with the Commission.

The market price of our common stock may fluctuate significantly. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

●	changes in earnings or variations in operating results;
●	changes in the value of our portfolio of investments;
●	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
●	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;
●	changes in legislation or regulatory policies, practices, or actions;
●	the commencement or outcome of material litigation involving our company, our general industry or both;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	actual or expected sales of our common stock by our stockholders;
●	departure of our investment adviser’s key personnel; and
●	general economic trends and other external factors.

Certain provisions of our amended and restated bylaws could deter takeover attempts and have an adverse impact on the price of our common stock. Our amended and restated bylaws contain provisions to protect the value of our NOLs. See “Tax Attribute Preservation Provision” in Item 5 of this Comprehensive Form 10-K. Such provisions may have the effect of discouraging a third party from making an acquisition proposal for us, which may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.

Our Rights Agreement could discourage, delay or prevent takeover attempts. Attempts to acquire control of the Company may be discouraged, delayed or prevented by the Rights Agreement, which was adopted by Fremont on October 23, 2007 and continues to remain in effect. The Rights Agreement provides for a dividend distribution of a Right for each outstanding share of Company common stock. Each Right entitles the registered holder to purchase from the Company a Unit of Preferred Stock at a price of $12.00 per one one-thousandth of a share, subject to adjustment as provided in the Rights Agreement. Subject to the exceptions and limitations contained in the Rights Agreement, the Rights generally are exercisable if a person or group acquires beneficial ownership of 5% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 5% or more of the Company’s common stock, provided the Company’s Board of Directors affirmatively determines a Distribution Date (as defined in the Rights Agreement) shall occur. In addition the Rights Agreement also provides that, in the event that (i) the Company engages in a merger or other business combination transaction in which the Company is not the surviving corporation, (ii) the Company engages in a merger or other business combination transaction in which the Company is the surviving corporation and the Company’s common stock is changed or exchanged, or (iii) 50% or more of the Company’s assets, cash flow or earning power is sold or transferred, each holder of a Right (except Rights which have previously been voided because they were held by the acquiring person or entity) shall thereafter have the right to receive, upon exercise, common stock of the acquiring company as set forth in the Rights Agreement. The existence of the Rights Agreement may discourage, delay or prevent a third party from effecting a change of control or takeover of our company that our management and board of directors oppose. For more information about the Rights Agreement, see the full text of the Rights Agreement included in Exhibit 4.8 to this Comprehensive Form 10-K.

Our pending legal proceedings and other contingent liabilities may limit our ability to use our common stock as currency in potential future transactions. We are subject to a number of lawsuits seeking monetary damages and injunctive relief and have potential other contingent liabilities, including repurchase claims, which relate to the prior businesses and operations of Fremont and FIL. See Items 1 and 3 of this Comprehensive Form 10-K. The outcome of litigation and other legal matters is always uncertain and could materially adversely affect our financial condition and results of operations, which may limit our ability to utilize our common stock as consideration for potential future acquisition and other transactions in which we may engage.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of the fiscal year ended December 31, 2009, Fremont’s primary executive and administrative offices were located at 175 North Riverview Drive, Anaheim Hills, California 92808. This facility, which is owned by Signature, still serves as a critical operation center for us, but, as of the Effective Date, our primary executive and administrative offices are now located at 15303 Ventura Blvd., Ste. 1600, Sherman Oaks, CA 91403, approximately 40 miles from the Anaheim Hills location. We consider these facilities to be adequate for our operating needs.

Item 3.	Legal Proceedings

In addition to Signature’s pending and settled legal proceedings that are discussed below, we are involved in a variety of other litigation matters in the ordinary course of business involving our discontinued operations, including, but not limited to, matters that may arise out of individual borrower loan mortgage originations. Signature also anticipates that we will become involved in new litigation matters from time to time in the future under our new business operations. We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of our assessment of its legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position.

Pending Legal Proceedings
The legal proceedings summarized below are ongoing matters and may have an effect on our business and future financial results.

Securities Class Action. In September 2007, three separate complaints seeking class certification were filed in the United States District Court for the Central District of California against Fremont and various officers and directors alleging violations of federal securities laws in connection with published statements by Fremont regarding its loan portfolio and loans held for resale during the period from May 9, 2006 through February 27, 2007. These three class action lawsuits were consolidated into a single proceeding and a consolidated class action complaint was filed on March 3, 2008. On January 9, 2009, the plaintiffs filed a Second Amended Consolidated Class Action Securities Complaint (“SAC”). Fremont was not a named defendant in the SAC because of its Chapter 11 bankruptcy filing. The named defendants in the SAC were former directors and officers of Fremont: Louis J. Rampino, Wayne R. Bailey, Patrick E. Lamb, Kyle R. Walker, Ronald J. Nicolas, Jr. and James A. McIntyre. On November 29, 2009, the plaintiffs filed a Third Amended Consolidated Class Action Securities Complaint (“TAC”). Fremont’s potential exposure in this matter arises out of its indemnification agreements and obligations with these individual defendants. On March 29, 2010, the trial court entered an Order Granting Fremont’s Motion to Dismiss the TAC with prejudice (“Court Order”). Plaintiffs timely appealed the Court Order to the U.S. Court of Appeals for the Ninth Circuit, and this appeal is currently pending. Fremont has notified its insurance carriers and has requested coverage under its directors and officers insurance policies, in which the primary insurance carrier has accepted coverage under a reservation of rights. Plaintiffs seek an unspecified amount of damages.

Lieberman Matter. In July 2009, legal counsel for the lead plaintiffs in the Securities Class Action litigation matter filed a motion seeking a preliminary injunction and declaratory relief to compel the Massachusetts Attorney General to produce all deposition transcripts and exhibits in Commonwealth v. FIL (See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings—Settlement with Massachusetts Attorney General” in Item 1 of this Comprehensive 10-K), arguing that, despite the confidentiality order in that matter, the documents sought are public records subject to mandatory disclosure and that the plaintiffs have a right to the documents pursuant to Massachusetts Public Records Law. The Court denied plaintiff’s motion for preliminary injunction without prejudice, and denied plaintiff’s motion to intervene in the Massachusetts Attorney General Action. Plaintiff filed timely appeals of both motions. The Massachusetts Attorney General and Signature have stipulated to consolidation of the appeals. On December 6, 2010, oral argument was heard by the Supreme Judicial Court of the Commonwealth of Massachusetts. The Court has not yet issued its opinion. This matter does not involve a financial claim against Signature.

ERISA Class Action. From April through June of 2007, six complaints seeking class certification were filed in the United States District Court for the Central District of California against Fremont and various officers, directors and employees by participants in Fremont’s Investment Incentive Plan, 401(k) and Employee Stock Ownership Plan (collectively “the Plans”) alleging violations of ERISA in connection with Fremont stock held by the Plans. The six complaints were consolidated in a single proceeding. On April 15, 2010, the Court granted the Order for Class Certification under Rule 23(b)(3). On March 22, 2011, Signature entered into a settlement stipulation whereby Signature’s insurance carriers will pay $21.0 million to settle the claims of the certified class. On April 25, 2011, the Court granted preliminary approval of the settlement stipulation. The settlement stipulation requires final approval which could take several months before the Court makes a final determination.

Faigin Matter. On January 15, 2009, Alan Faigin, a former General Counsel of Fremont, filed a Complaint against FRC in the California Superior Court, County of Los Angeles. On February 3, 2010 Mr. Faigin filed an amended Complaint alleging wrongful termination, breach of his employment agreement, breach of the implied covenant of good faith and fair dealing, fraud and misrepresentation, negligent misrepresentation and violation of various California labor codes, among other allegations under a “joint employer” theory. In February 2010, a Jury found for Mr. Faigin and awarded him damages in the amount of approximately $1.4 million. Signature is appealing the judgment. Fremont recorded a liability of approximately $1.4 million in the first quarter of 2010 related to this matter. As a requirement of the appeal process, a cash bond was posted by Signature in the amount of approximately $2.1 million with the Court. Appellate briefs have not yet been filed and a hearing date has not yet been scheduled.

Colburn Matter. On December 8, 2009, Gwyneth Colburn, the former Executive Vice President for Fremont’s Commercial Real Estate (“CRE”) group filed a complaint against FIL and unnamed defendants for breach of contract related to a Management Continuity Agreement executed in August 2003, and extended in August 2007. Plaintiff claims she is owed approximately $2.0 million, 87,183 shares of restricted stock valued at $4.01 per share at the time of Plaintiff’s termination effective August 28, 2007, and the value of 36 months’ welfare benefits. Ms. Colburn filed a Proof of Claim in the Bankruptcy Proceeding for salary, bonus, and benefits and restricted stock in the amount of $2.6 million. This case is still in the discovery phase. Trial is scheduled to commence June 2011. Signature intends to defend itself vigorously in this matter.

Whitesell Matter. On November 13, 2007, Thomas Whitesell, the former Senior Vice President of Fremont’s CRE group, filed a complaint against Fremont and FIL for violations of various California labor codes, intentional misrepresentation, concealment, negligent misrepresentation, false promises, breach of contract, conversion, breach of fiduciary duty, action for declaratory relief, unjust enrichment – quasi-contractual recovery, gross negligence and action for specific performance. The complaint seeks compensation for alleged unpaid cash bonuses and stock plan awards totaling $3.0 million. Mr. Whitesell filed a Proof of Claim in the Bankruptcy Proceeding for a similar amount. This case is still in the discovery phase. Trial is scheduled to commence on July 18, 2011. Signature intends to defend itself vigorously in this matter.

Cambridge Matter #1. On July 22, 2010, Fremont Mortgage Securities Corporation (“FMSC”), a wholly owned special purpose subsidiary of Signature, was named as a depositor defendant, along with other defendants, for violations of the Commonwealth of Massachusetts securities laws alleging untrue statements of material facts and omissions in its prospectus for the securitization of mortgage loan securities in 2005. These securities were allegedly purchased by Cambridge Place Investment Management, Inc.’s (“Cambridge”) client investors, who later assigned these claims to Cambridge. The complaint was filed in Superior Court in the Commonwealth of Massachusetts and seeks damages against FMSC related to an alleged $8.0 million of securities sold through FMSC to these Cambridge client investors. The case has since been removed to U.S. District Court, District of Massachusetts. Plaintiff filed a Motion to Remand back to Superior Court in Massachusetts. On November 15, 2010, oral argument was heard on the Motion to Remand. The Court has not yet issued its final decision on the Motion to Remand. Signature intends to defend itself vigorously in this matter.

Cambridge Matter #2. On February 11, 2011, Cambridge filed another separate complaint against various entities including FMSC, again as a depositor defendant for violations of the Commonwealth of Massachusetts securities laws, alleging untrue statements of material facts and omissions in its prospectus for the securitization of mortgage loan securities in 2004, 2005 and 2006. These securities were allegedly purchased by Cambridge’s client investors, who later assigned these claims to Cambridge. The complaint was filed in Superior Court in the Commonwealth of Massachusetts and seeks damages against FMSC related to an alleged $101.3 million of securities sold through FMSC to these Cambridge client investors. Signature intends to defend itself vigorously in this matter.

Bankruptcy Professional Fee Disputes. On the Effective Date, Signature disputed a portion of the professional fees sought by seven different firms that were involved during Fremont’s bankruptcy proceedings. Subsequently, settlement arrangements have been reached with four of the firms, while three disputes remain outstanding. As of the date of this filing, the total amount claimed outstanding by these three firms is $1.4 million. The Company is actively seeking to settle with the three remaining professional firms.

Unpaid Claims. On the Effective Date, Signature did not pay approximately $17.2 million in claims filed with the Bankruptcy Court (the “Unpaid Claims”). Signature has subsequently resolved $2.9 million in claims related to voluntary withdrawal and paid $3.0 million to various claimholders during the third quarter of 2010 relating to the Unpaid Claims and is actively seeking the voluntary withdrawal of or has plans to object to all other Unpaid Claims in the Bankruptcy Court. Subsequent to the Effective Date, and after the claims bar date, Signature received an additional $2.7 million in claims. Signature does not believe it has any liability associated with these claims.

Settled and Resolved Legal Proceedings

Fremont and Signature have been involved in various legal proceedings that were either settled or resolved during and following Signature’s emergence from bankruptcy proceedings in June 2010. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings” in Item 1 of this Comprehensive Form 10-K.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Signature’s common stock is quoted on the Pink OTC Markets, Inc. OTC Market (“OTC:PK”) under the trading symbol “SGGH.” Prior to April 14, 2008, the Company’s common stock was traded on the New York Stock Exchange (“NYSE”) under the trading symbol “FMT.” The following table sets forth the high and low bid quotations of the Company’s common stock as reported as composite transactions on the OTC:PK and the high and low sales prices of Fremont’s common stock as reported on the composite transactions on the NYSE. The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2009		2008		2007
	High	Low	High	Low	High	Low
1st Quarter	$0.09	$0.04	$3.65	$0.31	$15.75	$5.89
2nd Quarter	0.30	0.06	0.54	0.06	13.25	5.78
3rd Quarter	0.41	0.19	0.40	0.07	11.66	3.06
4th Quarter	0.80	0.29	0.12	0.02	4.38	1.82

On May 9, 2011, the last reported bid quotation of Signature common stock on the OTC:PK was $0.70 per share. There were 1,508 shareholders of record as of May 9, 2011.

DIVIDENDS

There were no cash dividends declared on Signature’s common stock for the years ended December 31, 2009, 2008 and 2007.

The decision to pay dividends is made quarterly by the Board of Directors and is dependent on the earnings of Signature, management’s assessment of future capital needs and other factors. The Company has not paid a dividend since the fourth quarter of 2006. As of December 31, 2009, the payment of common stock dividends was subordinate to the payment of the cash distributions on the TOPrS. On February 28, 2008, Fremont exercised it rights to defer the regularly scheduled quarterly interest payments on its Junior Subordinated Debentures, beginning with the distributions that would have otherwise been paid on March 31, 2008, with the related result that distributions by the TOPrS Trust on the TOPrS were also deferred. Pursuant to the terms of the TOPrS, this deferral of scheduled distributions precluded the payment of dividends on Fremont’s common stock.

In June 2010, in connection with the TOPrS settlement, the Junior Subordinated Debentures were discharged and the restriction on the payment of dividends on Signature’s common stock was no longer applicable. On July 16, 2010, Signature issued the former TOPrS holders the New Notes. The indenture pursuant to which the New Notes were issued was qualified with the Commission on June 24, 2010, and became effective on July 15, 2010. Pursuant to this indenture, the payment of common stock dividends is subordinate to the payment of the cash distributions on the New Notes. In the event of a default under the New Notes indenture, Signature will be precluded from declaring or paying any dividends on its common stock. Currently, there are no restrictions upon Signature’s ability to pay dividends.

Signature does not expect to pay any cash dividends on its common stock in the foreseeable future. Signature anticipates that any earnings generated from future operations will be used to finance its operations and growth.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth for each of our equity compensation plans, the number of shares of our common stock subject to outstanding stock options and stock rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2009, 2008 and 2007:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted- average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans, Excluding Securities Reflected in Column (a) (c)
As of December 31, 2009:
Equity compensation plans approved by security holders	24,074	(1)	—	9,081,492	(2)
Equity compensation plans not approved by security holders	18,291	(3)	—	—	(3)
Total	42,365		—	9,081,492

As of December 31, 2008:
Equity compensation plans approved by security holders	27,339	(1)	—	9,081,492	(2)
Equity compensation plans not approved by security holders	25,829	(3)	—	—	(3)
Total	53,168		—	9,081,492

As of December 31, 2007:
Equity compensation plans approved by security holders	183,365	(1)	—	5,298,123	(2)
Equity compensation plans not approved by security holders	62,553	(3)	—	—	(3)
Total	245,918		—	5,298,123

(1)
Represents outstanding rights to acquire common stock allocated by the Company in the form of stock units under the SERP, a deferred compensation plan. In February 2008, Fremont made a series of changes to its various benefit plans including freezing further participation in the SERP.

(2)
Represents shares available for awards of restricted stock, stock options and other forms of equity awards to officers, employees and directors of the Company. Restricted stock awards are subject to forfeiture until restrictions on the shares lapse under the 2006 Performance Incentive Plan.

(3)
Represents outstanding rights to acquire common stock allocated by the Company in the form of stock units under the Excess Benefit Plan, a deferred compensation plan. In February 2008, Fremont made a series of changes to its various benefit plans including freezing further participation in the Excess Benefit Plan.

In conjunction with the reorganization and emergence from bankruptcy, the Excess Benefit Plan, SERP and SERP II plans were terminated and allowed claims were paid to beneficiaries on the Effective Date. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings—Rampino D&O Case Settlement” and “D. Recent Developments—2. Post Emergence Events—Termination of SERP Plans and Receipt of Proceeds” in Item 1 of this Comprehensive Form 10-K.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the issuer purchases of equity securities for the period October 1, 2007 through December 31, 2009.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Quarter Ended December 31, 2007
October 1-31,	14,470		$3.99	14,470
November 1-30,	195		1.76	195
December 1-31,	96,805		2.70	96,805
Total	111,470		$2.86	111,470	1,302,838

Fiscal Year 2008
January 1-31, 2008	4,307		$3.30	4,307
February 1-29, 2008	214		2.65	214
March 1-31, 2008	146		0.51	146
April 1-30, 2008	—		―	―
May 1-31, 2008	20		0.15	20
June 1-30, 2008	―		―	―
July 1-31, 2008	―		―	―
August 1-31, 2008	―		―	―
September 1-30, 2008	―		―	―
October 1-31, 2008	―		―	―
November 1-30, 2008	―		―	―
December 1-31, 2008	―		―	―
Total	4,687		$3.17	4,687	1,298,151

Fiscal Year 2009
January 1-31, 2009	―	$	―	―
February 1-28, 2009	18		0.06	18
March 1-31, 2009	54		0.06	54
April 1-30, 2009	―		―	―
May 1-31, 2009	―		―	―
June 1-30, 2009	―		―	―
July 1-31, 2009	―		―	―
August 1-31, 2009	―		―	―
September 1-30, 2009	―		―	―
October 1-31, 2009	―		―	―
November 1-30, 2009	―		―	―
December 1-31, 2009	―		―	―
Total	72		$0.06	72	1,298,079

(1)	Shares of common stock acquired by the Company through purchases of shares from participants under certain employee benefit plans at fair value.

(2)
A repurchase program for four million shares was announced to the public on February 27, 2003, and a repurchase program for an additional four million shares was announced to the public on May 19, 2005.

Stock Price Performance Graph

The following Stock Price Performance Graph includes comparisons required by the Commission. The Graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Signature filings under the Securities Act or the Exchange Act.

The graph below compares cumulative total return (i.e., change in stock price plus reinvestment of dividends of Signature common stock measured against the five year cumulative total return of the iShares Dow Jones U.S. Financial Sector Index Fund and the Dow Jones Industrial Average) from 2005 through 2009. The stock price performance shown in this graph is not necessarily indicative of, and not intended to suggest future stock price performance.

Comparison of Five Year Cumulative Total Returns
Among Signature Group Holdings, Inc., iShares Dow Jones U.S. Financial
Sector Index Fund and Dow Jones Industrial Average

	December 31,
	2009	2008	2007	2006	2005	2004
Signature Group Holdings, Inc.	$2.61	$0.21	$14.49	$67.09	$93.63	$100.00
iShares Dow Jones U.S. Financial Sector Index	58.05	49.67	100.43	124.17	105.73	100.00
Dow Jones Industrial Average	96.71	81.39	123.02	115.58	99.39	100.00

Assumes $100 invested on December 31, 2004, as adjusted for stock splits and dividends. Total returns assume dividends paid in 2004, 2005 and 2006 were reinvested on the dividend payment date.

TAX ATTRIBUTE PRESERVATION PROVISION

In order to preserve valuable tax attributes following emergence from bankruptcy, restrictions were included in our Amended and Restated Bylaws on transfers of Signature common stock (the “Tax Attribute Preservation Provision”). Unless approved by the Board, any attempted transfer of Signature common stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers) (i) any person or group of persons shall become a “five-percent holder” of Signature (as defined in Treasury Regulation Section 1.382-2T(g)) or (ii) the ownership interests of any five-percent shareholder shall be increased or decreased. Persons wishing to become a 5% shareholder (or existing 5% shareholders wishing to increase or decrease their percentage share ownership) could request a waiver of the restriction from Signature, and the Board of Directors may grant a waiver in its discretion. The Tax Attribute Preservation Provision is meant to reduce the potential for a “change of control” event, which, if it were to occur, would have the effect of limiting to amount of the NOL’s usage in a particular year, or eliminate the NOL altogether if such a “change of control” were to occur during the two year period after the Effective Date. See “Risk Factors” in Item 1A of this Comprehensive Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of Fremont’s equity securities during the fiscal years ended December 31, 2007, 2008 and 2009.

Item 6.	Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Signature is an externally managed financial services company that seeks to become a diversified business enterprise and plans to operate within two primary business lines: (i) Special Situation Lending and (ii) Strategic Acquisitions. Signature, formerly known as Fremont, which was a financial services holding company, whose operations were principally conducted through FIL, which was a California industrial bank regulated by the FDIC and the DFI. FIL offered certificates of deposit and savings and money market deposit accounts through 22 retail banking branches in California. Prior to 2007, FIL was also a significant participant in the residential and commercial mortgage lending industries.

On June 18, 2008, or the Petition Date, Fremont filed a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Code in the Bankruptcy Court. Fremont operated its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court from June 18, 2008 to June 11, 2010, or the Effective Date. On May 25, 2010, the Bankruptcy Court entered the Confirmation Order that confirmed the Plan. Pursuant to the Plan and the Confirmation Order, Fremont emerged from bankruptcy proceedings and filed Amended and Restated Articles of Incorporation with the Office of the Secretary of the State of the State of Nevada on the Effective Date, which, among other things, changed Fremont’s name to that of “Signature Group Holdings, Inc.”

During the bankruptcy period, Fremont’s operations focused on maximizing the value of its assets, which, included the liquidation and sale of certain assets, minimizing its costs and liabilities through the negotiation and resolution of litigation, loan repurchase claims and other claims. In particular, Fremont managed its remaining residential and commercial loan portfolios, commercial real estate investments and other assets following the CapitalSource Transaction in July 2008, as described in Item 1 of this Comprehensive Form 10-K.

On the Effective Date, after a nearly two-year reorganization process, the common equity shareholders of Fremont have become the holders of a majority of the common equity in Signature. Although Signature remains a financial services company and expects to continue providing financing for commercial purposes as Fremont did in its commercial mortgage lending operation, its business is different from Fremont’s legacy operations prior to and during its bankruptcy proceedings. Signature does not expect to originate subprime residential mortgages nor will it operate as a regulated banking institution. A more detailed description of Signature’s new business and operations and Fremont’s and FIL’s prior businesses and operations is located in Item 1 of this Comprehensive Form 10-K.

SUMMARY OF THE FINANCIAL PRESENTATION AND DISCUSSION

Prior to filing for bankruptcy protection in June 2008, Fremont was not current in its annual and quarterly periodic reporting requirements under Section 13 of the Exchange Act and did not file its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 nor its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008. While under the jurisdiction of the Bankruptcy Court, Fremont did not file subsequent Annual Reports on Form 10-K for the fiscal years ended December 31, 2008 and 2009, nor its Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, September 30, 2009 and March 31, 2010. Since emerging from bankruptcy proceedings, Signature has been unable to file its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2010 and September 30, 2010 or its Annual Report on Form 10-K for the year ended December 31, 2010.

This Comprehensive Form 10-K includes, in one comprehensive filing, the business and financial information for Fremont for those prior periods through December 31, 2009. Therefore, this Management’s Discussion and Analysis provides an analysis of the consolidated annual financial condition and results of operations for each of the years ended December 31, 2009, 2008 and 2007, as well as the consolidated quarterly financial condition and results of operations for each of the quarters ended March 31, June 30, September 30 and December 31, 2009 and 2008. This review should be read in conjunction with the Consolidated Financial Statements and Notes, which are included in Item 8 of this Comprehensive Form 10-K.

Presentation of Discontinued Operations and Continuing Operations. The presentation set forth below in this Management’s Discussion and Analysis and in the Consolidated Financial Statements present the Company’s financial condition and results of operations in two separate categories, which are “Continuing Operations” and “Discontinued Operations.” The “Discontinued Operations” present the financial condition and results of operations for the assets, liabilities, businesses and operations that were sold or discontinued by Fremont and FIL prior to December 31, 2009. See Item 1 of this Comprehensive Form 10-K for a discussion of the operations and assets of Fremont and FIL that were sold prior to December 31, 2009 and Note 19 – Discontinued Operations in the Consolidated Financial Statements which are include in Item 8 of this Comprehensive Form 10-K for more information about the Company’s “Discontinued Operations.” The “Continuing Operations” present the financial condition and results of operations for the assets, liabilities, businesses and operations that are consistent with Signature’s current business strategy.

Presentation of Financial Information Due to Fremont’s Bankruptcy Proceedings. For 2008 and 2009, Fremont’s financial results reflect the impact of filing a voluntary petition for relief under the Bankruptcy Code in June 2008. All liabilities incurred prior to the Petition Date are considered liabilities “subject to compromise”, unless they are fully secured by collateral. The liabilities that are “subject to compromise” include the Senior Notes, the Junior Subordinated Debentures, accrued interest payable, income taxes payable and other accounts payable and accrued expenses. These liabilities represent estimates of known or potential pre-petition claims that were resolved or expected to be resolved in connection with the Chapter 11 case. Liabilities of deferred compensation plans for SERP, SERP II and the Excess Benefit Plan is not considered a liability subject to compromise as this liability is fully secured by its deferred compensation plan assets. See “Critical Accounting Policies – Accounting for Reorganizations” below for additional information.

Material Weakness in Internal Control Over Financial Reporting. As of December 31, 2009, the Company’s internal control over financial reporting was not effective and it was determined that there was a material weakness. The Company is currently working to remediate the material weakness in its internal control over financial reporting. See “Controls and Procedures” in Item 9A, of this Comprehensive Form 10-K for more information about the Company’s assessment of its internal control over financial reporting and the related material weakness, as well as the Company’s continuing efforts to remediate such weakness. Notwithstanding the assessment that the Company’s internal control over financial reporting was not effective and that there was a material weakness as discussed in Item 9A of this Comprehensive Form 10-K, the Company believes that the financial statements contained in this Comprehensive Form 10-K and discussed in this Management’s Discussion and Analysis, fairly and accurately present the financial position, results of operations and cash flows for each of the years ended December 31, 2009, 2008 and 2007, as well as the quarterly financial results, in all material respects.

CONSOLIDATED FINANCIAL PERFORMANCE REVIEW

The following is a summary of significant operating results during the years presented:

Year ended December 31, 2009 compared to year ended December 31, 2008

During 2009, while operating as a debtor-in-possession, Fremont managed a portfolio of cash and cash equivalents, residential real estate loans, residential real estate, commercial real estate investments; and negotiated and entered into settlement agreements, with Bankruptcy Court approval, to resolve claims and other litigation matters. Additionally, Fremont continued to liquidate certain assets, terminate lease agreements, vacate premises and reduce personnel which resulted in a significant decrease in operating expenses during 2009. Finally, Fremont was the beneficiary of significant tax law change in the fourth quarter of 2009 that allowed it to use a portion of its NOLs to carryback over a five-year period compared to the previous statutory period of two-years. The tax law change resulted in a significant reduction in tax liability and the recording of an income tax receivable associated with the tax refund application.

Continuing Operations:

●	Net loss from continuing operations of $18.3 million for 2009 as compared to $39.6 million for 2008.
●	Net interest expense of $3.5 million for 2009 as compared to $10.4 million for 2008.
●	Non-interest expense of $5.7 million for 2009 as compared to $21.2 million for 2008.
●	Reorganization items, net of $9.4 million for 2009 as compared to $8.3 million for 2008.

Discontinued Operations:

●	Net loss from discontinued operations of $5.7 million for 2009 as compared to net income of $8.0 million for 2008.
●	Non-interest income of $29.2 million for 2009 as compared to $85.1 million for 2008.
o	Gain on loans held for sale of $30.9 million for 2009 as compared to a loss of $91.9 million for 2008
o	Gain on sale of businesses of zero for 2009 as compared to $152.3 million for 2008.
●	Non-interest expense of $87.9 million for 2009 as compared to $122.6 million for 2008.
o	Litigation expense of $49.3 million for 2009 as compared to $3.6 million for 2008.

Year ended December 31, 2008 compared to year ended December 31, 2007

Prior to Fremont filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on the Petition Date, Fremont and FIL completed a number of transactions in accordance with the requirements under the Orders, including the sale of its Irving Facility, termination of certain employee benefit plans, relocation of its corporate headquarters, deferral of interest on Junior Subordinated Debentures and Senior Notes, sale of mortgage servicing rights, closure of its Ontario, California loan servicing facility and entering into the CapitalSource Transaction. Subsequent to the bankruptcy filing, Fremont completed the CapitalSource Transaction in July 2008 which resulted in a net gain of approximately $152.3 million. Following the closing of the CapitalSource Transaction, FIL sought and obtained approval from the FDIC and the DFI to relinquish its federal deposit insurance coverage from the FDIC and surrendered its bank charter to the DFI. In conjunction with these activities, FIL’s name was changed to Fremont Reorganizing Corporation (“FRC”).

During the 2008 bankruptcy period, Fremont negotiated and successfully settled a number of claims and other litigation matters which are further described in Item 1. Business—”C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings.” Fremont’s 2008 operating results reflect the impact of filing for bankruptcy, including significant professional fees and other reorganization expenses.

Continuing Operations:

●	Net loss from continuing operations of $39.6 million for 2008 as compared to $102.6 million for 2007.
●	Net interest expense of $10.4 million for 2008 as compared to $20.0 million for 2007.
●	Non-interest expense of $21.2 million for 2008 as compared to $31.6 million for 2007.
●	Reorganization items, net of $8.3 million for 2008 as compared to zero for 2007.

Discontinued Operations:

●	Net income from discontinued operations of $8.0 million for 2008 as compared to a net loss of $901.4 million for 2007.
●	Non-interest income (expense) of $85.1 million for 2008 as compared to ($909.6) million for 2007.
o	Loss on loans held for sale of $91.9 million for 2008 as compared to $936.9 million for 2007.
o	Servicing income of $46.5 million for 2008 as compared to $10.4 million for 2007.
o	Gain on sale of businesses of $152.3 million for 2008 as compared to $47.6 million for 2007.
●	Non-interest expense of $122.6 million for 2008 as compared to $369.1 million for 2007.
o	Compensation expense of $48.7 million for 2008 as compared to $183.5 million for 2007.
o	Professional fees of $19.6 million for 2008 as compared to $24.3 million for 2007.
o	Restructuring charges (income) of ($6.4) million for 2008 as compared to $50.9 million for 2007.

OPERATING SEGMENTS

Prior to the Petition Date, Fremont operated as a financial services holding company. Its operations were conducted primarily through FIL, a California industrial bank. FIL was a wholly-owned subsidiary of FGCC, an intermediary holding company which was wholly-owned by Fremont. FIL offered certificates of deposit and savings and money market deposit accounts through 22 retail banking branches in California. FIL was also a significant participant in the residential and commercial mortgage lending industries.

The primary operating segments consist of continuing corporate operations and discontinued residential lending, mortgage servicing operations, retail banking operations and other businesses that have ceased operations or been sold.

Continuing operations include certain assets and liabilities from the reorganized Fremont entity which are consistent with Signature’s business strategy and consist of cash and cash equivalents, commercial loans held for investment, other assets and long-term debt. These assets are not being disposed of and are not classified as held for sale.

Discontinued operations include identified disposal groups that either have been disposed of or are classified as held for sale. The operations and cash flows of the disposal groups have been eliminated from the ongoing operations of the Company as a result of the disposal transaction and the Company will not have any significant continuing involvement with respect to the disposal group after the disposal transaction. Discontinued operations primarily include the assets and liabilities of FIL. A substantial portion of FIL’s assets, including all of its branches, and 100% of its deposits were sold to CapitalSource Bank in conjunction with the CapitalSource Transaction in July 2008. A substantial portion of the assets of FIL that were retained following the CapitalSource Transaction continued to be held for sale and are therefore included within discontinued operations. These remaining assets and liabilities include the subprime residential real estate loan portfolio, real estate owned, net (“REO”), Community Reinvestment Act (“CRA”) investments, FHLB stock, deferred compensation plan assets and corresponding liabilities, repurchase reserves, litigation and other accrued liabilities.

CHANGES IN CONSOLIDATED FINANCIAL CONDITION

The following table presents selected components of the Company’s consolidated balance sheets for the years ended December 31, 2009, 2008 and 2007.

(Dollars in thousands)	December 31,
(Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)	2009	2008	2007
Cash and cash equivalents	$355,698	$334,159	$21,148
Loans held for investment, net	2,132	2,248	2,325
Premises and equipment, net	2,623	2,827	6,775
Income taxes receivable	25,160	—	198,508
Other assets	3,435	3,897	6,267
Assets of discontinued operations	88,132	164,873	7,418,421
TOTAL ASSETS	$477,180	$508,004	$7,653,444

Senior notes	$—	$—	$166,182
Junior subordinated debentures	—	—	103,093
Accrued interest	—	—	3,789
Liabilities subject to compromise	293,366	311,487	—
Other liabilities	2,015	4,504	6,903
Liabilities of discontinued operations	90,652	77,132	7,232,141
TOTAL LIABILITIES	386,033	393,123	7,512,108
TOTAL SHAREHOLDERS’ EQUITY	91,147	114,881	141,336
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$477,180	$508,004	$7,653,444

December 31, 2009 compared to December 31, 2008

General
Total assets decreased by 6.1% to $477.2 million at December 31, 2009 as compared to $508.0 million at December 31, 2008, primarily as a result of a $76.7 million decrease in assets of discontinued operations partially offset by an increase in income taxes receivable of $25.2 million. The decrease in assets of discontinued operations primarily consists of reductions in residential real estate loans held for sale and reductions in servicing advances. Total liabilities decreased by 1.8% to $386.0 million at December 31, 2009 as compared to $393.1 million at December 31, 2008, primarily as a result of a $13.5 million increase in liabilities of discontinued operations. The increase in liabilities of discontinued operations primarily consists of increases in litigation reserves due to the negotiation of settlement agreements related to outstanding legal matters, partially offset by a decrease in repurchase reserves as a result of reaching settlement agreements with counterparties resolving a significant number of loan repurchase claims.

Total shareholders’ equity decreased to $91.1 million at December 31, 2009 from $114.9 million at December 31, 2008. The decrease in shareholders’ equity is primarily related to the $24.0 million net loss for the year ended December 31, 2009 which is discussed in more detail below under “Changes in Results of Consolidated Operations.”

Cash and cash equivalents
Cash and cash equivalents increased to $355.7 million at December 31, 2009 from $334.2 million at December 31, 2008. Subsequent to the CapitalSource Transaction in July 2008, the remaining cash balances of FIL were included in cash and cash equivalents within continuing operations. Cash and cash equivalents include cash on deposit in financial institutions and money market fund investments. The increase in cash and cash equivalents during the year ended December 31, 2009 was primarily attributable to $53.1 million in servicing advances collected and cash flows generated from the collection and liquidation of residential real estate loans held for sale, partially offset by operating costs including reorganization expenses and legal settlements during the Chapter 11 bankruptcy proceedings. See Note 4 – Cash and Cash Equivalents in the Consolidated Financial Statements which are included in Item 8 of this Comprehensive Form 10-K, for additional information concerning our cash and cash equivalents.

Loans held for investment, net
Loans held for investment consist of a participation interest in a pool of adjustable rate multi-family mortgage loans. Loans held for investment, net decreased to $2.1 million consisting of $2.1 million in unpaid principal balance, net of $10 thousand in allowance for loan losses at December 31, 2009 as compared to $2.2 million consisting of $2.3 million in unpaid principal balance, net of $11 thousand in allowance for loan losses at December 31, 2008. The decrease is primarily related to principal repayments.

As of December 31, 2009, non-accrual loans totaled $38 thousand or 1.8% of unpaid principal balance as compared to zero for the previous year. The weighted average yield on loans held for investment was 5.64% at December 31, 2009 as compared to 5.96% for the previous year.

Premises and equipment, net
Premises and equipment, net decreased to $2.6 million at December 31, 2009 as compared to $2.8 million at December 31, 2008. Premises and equipment, net primarily includes a commercial building in Anaheim Hills, CA and related improvements. The decrease is primarily attributable to depreciation of the remaining premises and equipment.

Income taxes receivable
Income taxes receivable increased to $25.2 million at December 31, 2009 as compared to zero at December 31, 2008. The income tax receivable is primarily the result of a $24.8 million refund application filed with the IRS related to an election to carryback a 2008 NOL five years to the taxable year periods 2003, 2004 and 2005 pursuant to 2009 Federal legislation passed in the fourth quarter of 2009, which allowed businesses to carry back NOLs beyond the previous statutory two-year period to a five-year period.

In October 2010, the Company received $24.4 million, net of other potential tax liabilities of $0.4 million, related to the refund application filed with the IRS. Subsequently, in February 2011, the IRS notified the Company that the $24.8 million refund was subject to review by the Congressional Joint Committee on Taxation and a request was made on the Company for certain information regarding the refund.

Liabilities subject to compromise
Liabilities subject to compromise primarily consist of Senior Notes, Junior Subordinated Debentures and other accrued liabilities that existed at the Petition Date. Senior Notes totaling $166.5 million paid interest at 7.875% per annum with a maturity date in 2009. The Junior Subordinated Debentures totaling $103.1 million paid interest at 9.0% per annum with a maturity date in 2026. The Senior Notes were settled and the Junior Subordinated Debentures were restructured on the Effective Date as further described in “D. Recent Developments—1. Events Associated with Emergence from Chapter 11 Bankruptcy Proceedings—Senior Notes Settlement and TOPrS Settlement” in Item 1 of this Comprehensive Form 10-K.

Liabilities subject to compromise decreased to $293.4 million at December 31, 2009 as compared to $311.5 million at December 31, 2008. The decrease is primarily related to a reduction in income taxes payable of $22.9 million partially offset by a $4.5 million increase in accrued interest expense related to the Senior Notes. The reduction in income taxes payable is attributable to the carryback of NOLs pursuant to new Federal legislation passed in 2009 which resulted in the reduction of income taxes payable and an accrual of an income tax receivable associated with the $24.8 million refund application filed with the IRS, as discussed above in “Income taxes receivable.”

Assets and liabilities of discontinued operations
Assets of discontinued operations decreased to $88.1 million at December 31, 2009 as compared to $164.9 million at December 31, 2008. Liabilities of discontinued operations increased to $90.7 million at December 31, 2009 as compared to $77.1 million at December 31, 2008. See discussion of “Changes in Financial Condition - Discontinued Operations” below.

December 31, 2008 compared to December 31, 2007

General
Total assets decreased by 93.4% to $508.0 million at December 31, 2008 as compared to $7.7 billion at December 31, 2007, primarily as a result of a $7.3 billion decrease in assets of discontinued operations and a $198.5 million decrease in income taxes receivable, partially offset by an increase in cash and cash equivalents of $313.0 million. Total liabilities decreased by 95% to $393.1 million at December 31, 2008 as compared to $7.5 billion at December 31, 2007, primarily as a result of a $7.2 billion decrease in liabilities of discontinued operations. The decrease in assets and liabilities is primarily related to the CapitalSource Transaction in which CapitalSource Bank purchased a substantial portion of FIL’s assets, including all of its branches and assumed 100% of its deposits in July 2008.

Total shareholders’ equity decreased to $114.9 million at December 31, 2008 from $141.3 million at December 31, 2007. The decrease in shareholders’ equity is primarily related to the $31.5 million net loss for the year ended December 31, 2008. The decrease was partially offset by an increase of $3.8 million related to employee benefit plan activity associated with the issuance of common stock and restricted stock amortization, and a $2.2 million increase in retained earnings related to the adoption of fair value accounting for mortgage servicing rights at January 1, 2008. The $31.5 million net loss is discussed in more detail below under “Changes in Results of Consolidated Operations.”

Cash and cash equivalents
Cash and cash equivalents increased to $334.2 million at December 31, 2008 from $21.1 million at December 31, 2007. Cash and cash equivalents include cash on deposit in financial institutions and money market fund investments. The increase in cash and cash equivalents during the year ended December 31, 2008 was primarily attributable to $269.8 million in income tax refunds collected and $161.7 million in gross premiums received from the sale of a substantial portion of FIL’s assets, including all of its branches and 100% of its deposits to CapitalSource Bank in July 2008. Subsequent to the CapitalSource Transaction in July 2008, the remaining cash balances of FIL were included in cash and cash equivalents within continuing operations. The increase in cash was partially offset by operating costs including reorganization expenses and legal and professional fees associated with the Chapter 11 bankruptcy proceedings. See Note 4 – Cash and Cash Equivalents in the Consolidated Financial Statements which are included in Item 8 of this Comprehensive Form 10-K for additional information concerning our cash and cash equivalents.

Loans held for investment, net
Loans held for investment consist of a participation interest in a pool of multi-family loans. Loans held for investment, net remained relatively flat at $2.2 million at December 31, 2008 as compared to $2.3 million at December 31, 2007.

Premises and equipment, net
Premises and equipment, net decreased to $2.8 million at December 31, 2008 as compared to $6.8 million at December 31, 2007. The decrease is primarily attributable to the relocation of Fremont’s principal corporate executive office from Santa Monica, California to Brea, California during the quarter ended March 31, 2008. Fremont incurred restructuring charges of $3.4 million associated with the disposal of fixed assets related to the former executive office.

Income taxes receivable
Income taxes receivable decreased to zero at December 31, 2008 as compared to $198.5 million at December 31, 2007. The decrease in income taxes receivable is primarily related to $269.8 million in tax refunds received during 2008. Offsetting the tax refunds were approximately $49.0 million in resolution or payments related to other tax liabilities.

Liabilities subject to compromise
Liabilities subject to compromise increased to $311.5 million at December 31, 2008 as compared to zero at December 31, 2007. The increase is related to the voluntary petition for relief under Chapter 11 of the Bankruptcy Code filed by Fremont on the Petition Date. Liabilities subject to compromise relate to Fremont liabilities that existed on or before the Petition Date and primarily include Senior Notes, Junior Subordinated Debentures, accrued interest expense, income taxes payable and other accounts payable and accrued expenses. Prior to the Petition Date, these liabilities were not subject to compromise.

Assets and liabilities of discontinued operations
Assets of discontinued operations decreased to $164.9 million at December 31, 2008 as compared to $7.4 billion at December 31, 2007. Liabilities of discontinued operations decreased to $77.1 million at December 31, 2008 as compared to $7.2 billion at December 31, 2007. The decrease in assets and liabilities of discontinued operations primarily relates to the CapitalSource Transaction in which CapitalSource Bank purchased a substantial portion of FIL’s assets, including all of its branches and assumed of 100% of its deposits in July 2008; the exit from the subprime residential real estate business and sale of related assets; and the ongoing sales and collection of its residential real estate loans held for sale. See discussion of “Changes in Financial Condition - Discontinued Operations” below.

CHANGES IN RESULTS OF CONSOLIDATED OPERATIONS

The following table presents selected components of the Company’s consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007.

(Dollars in thousands)	Year Ended December 31,

(Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)	2009	2008	2007

Interest income	$1,195	$2,633	$2,649
Interest expense	4,675	13,063	22,679
Net interest expense	(3,480)	(10,430)	(20,030)
Recovery from loan losses	—	(1)	(114)
Net interest expense after provision for loan losses	(3,480)	(10,429)	(19,916)
Non-interest income	351	341	278
Non-interest expense:
Professional fees	1,077	9,932	15,204
Compensation	1,315	3,434	9,231
Insurance	2,416	2,002	1,616
Occupancy	204	748	2,081
Restructuring charges	—	4,236	—
Other	734	873	3,440
Non-interest expense	5,746	21,225	31,572

Loss from continuing operations before reorganization items and income taxes	(8,875)	(31,313)	(51,210)
Reorganization items, net	9,378	8,270	—
Loss from continuing operations before income taxes	(18,253)	(39,583)	(51,210)
Income tax expense	—	—	51,432
Loss from continuing operations	(18,253)	(39,583)	(102,642)
(Loss) income from discontinued operations, net of income taxes	(5,710)	8,044	(901,441)
Net loss	$(23,963)	$(31,539)	$(1,004,083)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

General
Net loss decreased $7.6 million to $24.0 million for the year ended December 31, 2009 as compared to a net loss of $31.5 million for the year ended December 31, 2008. The decrease in net loss is primarily related to a $7.0 million decrease in net interest expense to $3.5 million for the year ended December 31, 2009 and a $15.5 million decrease in non-interest expense to $5.7 million for the year ended December 31, 2009. The decrease in net loss was partially offset by a $1.1 million increase in reorganization items, net to $9.4 million for the year ended December 31, 2009 and a $13.8 million decrease in net income of discontinued operations to a net loss of $5.7 million for the year ended December 31, 2009.

Net interest expense
Net interest expense decreased $7.0 million to $3.5 million for the year ended December 31, 2009 as compared to $10.4 million for the year ended December 31, 2008. The decrease is primarily related to an $8.4 million reduction in interest expense associated with the Senior Notes Settlement and TOPrS Settlement pursuant to the Plan.

Interest expense on Senior Notes declined to $4.5 million for the year ended December 31, 2009 as compared to $8.6 million for the previous year. The $4.1 million decrease in interest expense is due to the Senior Notes Settlement which provided for interest from the Petition Date through the Effective Date using the FJR of 2.51% as opposed to the contractual rate of 7.875%. Interest expense on Senior Notes was based on the FJR for the entire year of 2009 as compared to approximately six months in 2008, as interest was accrued at the contractual 7.875% interest rate from January 1, 2008 until the Petition Date. See “D. Recent Developments—1. Events Associated with Emergence from Chapter 11 Bankruptcy Proceedings—Senior Notes Settlement” in Item 1 of this Comprehensive Form 10-K for further information on the settlement of Senior Notes.

Interest expense on Junior Subordinated Debentures declined to zero for the year ended December 31, 2009 as compared to $4.4 million for the previous year. The $4.4 million decrease in interest expense is due to the TOPrS Settlement that did not provide for any accrued interest subsequent to the Petition Date. No interest expense was recorded for the Junior Subordinated Debentures in 2009 while Fremont was in bankruptcy as compared to pre-petition interest of $4.4 million recorded in 2008 at the 9.0% contractual interest rate from January 1, 2008 until the Petition Date. See “D. Recent Developments—1. Events Associated with Emergence from Chapter 11 Bankruptcy Proceedings—TOPrS Settlement” in Item 1 of this Comprehensive Form 10-K for further information on the settlement of TOPrS.

Non-interest expense
Non-interest expense decreased $15.5 million to $5.7 million for the year ended December 31, 2009 as compared to $21.2 million for the year ended December 31, 2008. The decrease in non-interest expense is primarily related to an $8.9 million reduction in professional fees, a $2.1 million reduction in compensation and a $4.2 million reduction in restructuring charges.

Professional fees
Professional fees decreased $8.9 million to $1.1 million for the year ended December 31, 2009 as compared to $9.9 million for the previous year. The decrease is primarily related to reduced legal and consulting fees associated with continuing operations. Fremont’s professional fees incurred during 2009 primarily related to incremental costs directly associated with the bankruptcy proceedings and are recorded as reorganization items, net in the consolidated statements of operations. See “Reorganization items, net” below for additional details. Other professional fees associated with discontinued operations are discussed within “Changes in Results of Operations – Discontinued Operations” below.

Compensation
Compensation expense decreased $2.1 million to $1.3 million for the year ended December 31, 2009 as compared to $3.4 million for the previous year. The decrease is primarily related to reductions in personnel associated with the ongoing consolidation of operations, discontinuation of certain businesses and reduced operations while in bankruptcy. Compensation expenses were higher in 2008 due to a greater number of employees at Fremont conducting normal operations for approximately six months before the bankruptcy proceedings.

Restructuring charges
Restructuring charges decreased $4.2 million to zero for the year ended December 31, 2009 as compared to $4.2 million for the previous year. The decrease is related to the relocation of Fremont’s principal corporate executive office from Santa Monica, California to Brea, California in the first quarter of 2008. Fremont incurred restructuring charges of $4.2 million associated with the disposal of fixed assets and the accrual of the remaining lease obligation related to the former executive office.

Reorganization items, net
Reorganization items, net are expense or income items that were incurred or realized by Fremont as a result of the bankruptcy. These items include professional fees, trustee fees and other expenses incurred directly related to the bankruptcy filing, gains or losses resulting from activities of the reorganization process and interest income earned on cash accumulated by Fremont while in bankruptcy. See Note 18—Assets, Liabilities and Results of Operations - Fremont General Corporation in the Consolidated Financial Statements which are included in Item 8 of this Comprehensive Form 10-K for further detail on reorganization items, net.

Reorganization items, net increased $1.1 million to $9.4 million for the year ended December 31, 2009 as compared to $8.3 million for the previous year. The increase is primarily related to $10.2 million in professional and legal fees associated with the reorganization, partially offset by $0.8 million in interest income on cash accumulated in bankruptcy during the year ended December 31, 2009, as compared to $7.1 million in professional and legal fees and a $2.5 million write-off of deferred debt issuance costs at the Petition Date related to the adjustment of the Junior Subordinated Debentures to the allowed claim amount approved by the Bankruptcy Court, partially offset by $1.4 million in interest income on cash accumulated in bankruptcy from the Petition Date through December 31, 2008.

Income taxes
The Company did not record any income tax benefit for the loss from continuing operations for the years ended December 31, 2009 and 2008, as the Company had previously utilized all available net operating loss carrybacks as of December 31, 2009.

(Loss) income from discontinued operations, net of income taxes
Loss from discontinued operations, net of income taxes increased $13.8 million to a loss of $5.7 million for the year ended December 31, 2009 as compared to income of $8.0 million for the year ended December 31, 2008. The increase in loss from discontinued operations is primarily related to a decrease of $55.9 million in non-interest income, partially offset by a $3.1 million increase in income tax benefit and a $34.7 million reduction in non-interest expense. See discussion of “Changes in Results of Operations - Discontinued Operations” below for additional detail.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

General
Net loss decreased $972.5 million to $31.5 million for the year ended December 31, 2008 as compared to a net loss of $1.0 billion for the year ended December 31, 2007. The decrease in net loss is primarily related to a $909.5 million decrease in loss from discontinued operations to income of $8.0 million for the year ended December 31, 2008, a $51.4 million decrease in income tax expense to zero for the year ended December 31, 2008, a $9.6 million decrease in net interest expense to $10.4 million for the year ended December 31, 2008, and a $10.3 million reduction in non-interest expense to $21.2 million for the year ended December 31, 2008. The decrease in net loss was partially offset by an $8.3 million increase in reorganization items, net for the year ended December 31, 2008.

Net interest expense
Net interest expense after provision for loan losses decreased $9.5 million to $10.4 million for the year ended December 31, 2008 as compared to $19.9 million for the year ended December 31, 2007. The decrease is primarily related to a $9.7 million reduction in interest expense associated with the Senior Notes and Junior Subordinated Debentures pursuant to the bankruptcy filing and subsequent settlement of the long-term debt.

Interest expense on Senior Notes declined to $8.6 million for the year ended December 31, 2008 as compared to $13.4 million for the previous year. The $4.8 million decrease in interest expense is due to the Senior Notes Settlement which provided for interest from the Petition Date through the Effective Date using the FJR of 2.51%. During 2008, interest expense on Senior Notes was based on the contractual interest rate of 7.875% from January 1, 2008 through the Petition Date, approximately six months. Subsequent to the Petition Date, the interest expense on Senior Notes was based on the reduced FJR of 2.51%. During 2007, interest expense on Senior Notes was based on the contractual interest rate of 7.875% for the entire year. See “D. Recent Developments—1. Events Associated with Emergence from Chapter 11 Bankruptcy Proceedings—Senior Notes Settlement” in Item 1 of this Comprehensive Form 10-K for further information on the settlement of Senior Notes.

Interest expense on Junior Subordinated Debentures declined to $4.4 million for the year ended December 31, 2008 as compared to $9.3 million for the previous year. The $4.9 million decrease in interest expense is due to the TOPrS Settlement that did not provide for any accrued interest subsequent to the Petition Date. During 2008, interest expense on Junior Subordinated Debentures was based on the contractual interest rate of 9.0% from January 1, 2008 through the Petition Date, approximately six months. Subsequent to the Petition Date, no interest expense was recorded for the Junior Subordinated Debentures as the TOPrS Settlement did not provide for any interest subsequent to the Petition Date. During 2007, interest expense on Junior Subordinated Debentures was based on the contractual interest rate of 9.0% for the entire year. See “D. Recent Developments—1. Events Associated with Emergence from Chapter 11 Bankruptcy Proceedings—TOPrS Settlement” in Item 1 of this Comprehensive Form 10-K for further information on the settlement of TOPrS.

Non-interest expense
Non-interest expense decreased $10.3 million to $21.2 million for the year ended December 31, 2008 as compared to $31.6 million for the year ended December 31, 2007. The decrease in non-interest expense is primarily related to a $5.3 million reduction in professional fees, a $5.8 million reduction in compensation, a $2.6 million reduction in other expenses, partially offset by a $4.2 million increase in restructuring charges.

Professional fees
Professional fees decreased $5.3 million to $9.9 million for the year ended December 31, 2008 as compared to $15.2 million for the previous year. The decrease is primarily related to reduced legal and consulting fees associated with litigation and the ongoing consolidation of operations, discontinuation of certain businesses and sale of assets in response to the Orders while in bankruptcy for the second half of 2008. Additionally, Fremont incurred $7.1 million in professional fees related to incremental costs directly associated with the bankruptcy and are recorded as reorganization items, net in the consolidated statements of operations. See “Reorganization items, net” below for additional details.

Compensation
Compensation expense decreased $5.8 million to $3.4 million for the year ended December 31, 2008 as compared to $9.2 million for the previous year. The decrease is primarily related to reductions in personnel associated with the ongoing consolidation of operations, discontinuation of certain businesses and limited operations while in bankruptcy for the second half of 2008.

Restructuring charges
Restructuring charges increased to $4.2 million for the year ended December 31, 2008 as compared to zero for the previous year. The increase is related to the relocation of Fremont’s principal corporate executive office from Santa Monica, California to Brea, California in the first quarter of 2008. Fremont incurred restructuring charges of $4.2 million associated with the disposal of fixed assets and the accrual of the remaining lease obligation related to the former corporate executive office.

Other
Other non-interest expense decreased $2.6 million to $0.9 million for the year ended December 31, 2008 as compared to $3.4 million for the previous year. The decrease is primarily related to reductions in other general and administrative expenses associated with reduced personnel, consolidation of operations, discontinuation of certain businesses and reduced operations while in bankruptcy for the second half of 2008.

Reorganization items, net
Reorganization items, net increased to $8.3 million for the year ended December 31, 2008 as compared to zero for the previous year. The increase is related to professional and legal fees of $7.1 million associated with the reorganization, a $2.5 million write-off of deferred debt issuance costs at the Petition Date related to the adjustment of the Junior Subordinated Debentures to the allowed claim amount approved by the Bankruptcy Court, partially offset by $1.4 million in interest income on cash accumulated in bankruptcy subsequent to the Petition Date.

Income taxes
Income tax expense on loss from continuing operations decreased $51.4 million to zero for the year ended December 31, 2008 as compared to $51.4 million for the year ended December 31, 2007. Income tax expense for 2007 primarily relates to the establishment of a valuation reserve against the Company’s deferred tax asset. At December 31, 2007, it was the Company’s opinion that it was not likely that the deferred tax asset would be realized and a full valuation reserve was recorded for the deferred tax asset.

(Loss) income from discontinued operations, net of income taxes
Income from discontinued operations, net of income taxes increased $909.5 million to $8.0 million for the year ended December 31, 2008 as compared to a loss of $901.4 million for the year ended December 31, 2007. The increase in income from discontinued operations is primarily related to an increase of $994.7 million in non-interest income and a $246.5 million decrease in non-interest expense, partially offset by a $271.2 million decrease in net interest income and a $59.8 million decrease in income tax benefit. See discussion of “Changes in Results of Operations - Discontinued Operations” below for additional detail.

CHANGES IN FINANCIAL CONDITION - DISCONTINUED OPERATIONS

The following table presents selected components of the Company’s balance sheets for its discontinued operations for the years ended December 31, 2009, 2008 and 2007.

(Dollars in thousands)	December 31,

(Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)	2009	2008	2007
Cash and cash equivalents	$525	$525	$2,040,953
Investment securities, available for sale	—	—	1,502,906
Subordinated mortgage-backed securities	—	344	4,081
Derivative instruments	—	—	3,848
FHLB stock	2,146	2,146	26,263
Residential real estate loans held for sale, net	53,409	65,059	149,723
Commercial real estate loan participation interest, net	—	—	3,172,177
Commercial real estate investments	9,072	14,531	28,675
Accrued interest receivable	528	919	31,735
Real estate owned, net	7,037	2,329	33,228
Mortgage servicing rights, net	—	—	5,435
Servicing advances	—	53,066	370,417
Premises and equipment	1,410	7,766	15,992
Asset held in trust for deferred compensation plans	11,792	12,397	25,535
Other assets	2,213	5,791	7,453
Total assets of discontinued operations	$88,132	$164,873	$7,418,421

Deposits	$—	$—	$7,035,283
Repurchase reserve	37,200	53,013	100,359
Accounts payable and accrued expenses	2,967	4,160	23,077
Liabilities of deferred compensation plans	11,819	12,400	26,395
Liabilities subject to compromise	37,732	3,436	—
Accrued interest payable	—	—	12,542
Lease liabilities	—	1,377	12,790
Other	934	2,746	21,695
Total liabilities of discontinued operations	$90,652	$77,132	$7,232,141

December 31, 2009 compared to December 31, 2008

Cash and cash equivalents
In July 2008, FIL completed the CapitalSource Transaction pursuant to which FIL sold a substantial portion of its assets, including all of its branches and 100% of its deposits to CapitalSource Bank. As a result of this transaction, cash and cash equivalents decreased substantially as they were used to fund a significant portion of the deposit liabilities that were assumed by CapitalSource Bank. Subsequent to the CapitalSource Transaction in July 2008, the remaining cash balances of FIL were included in cash and cash equivalents within continuing operations. See “C. Chapter 11 Bankruptcy Proceedings And Events Occurring During Such Proceedings—CapitalSource Transaction” in Item 1 of this Comprehensive Form 10-K for additional details.

FHLB stock
FHLB stock remained flat at $2.1 million at December 31, 2009 as compared to $2.1 million at December 31, 2008. As a former member of the FHLB of San Francisco, FIL was required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. The FHLB of San Francisco announced that it temporarily suspended their stock repurchase activities and the payment of stock dividends for a period of time as part of a capital preservation policy. In accordance with the FHLB of San Francisco capital plan as amended and restated effective March 2009, the FHLB of San Francisco has defined the redemption period for capital stock to be five years following a member’s written notice of the member’s intention to withdraw from membership in the FHLB. Based on the CapitalSource Transaction and the surrender of FIL’s bank charter in 2008, the Company estimates that the remaining FHLB stock will be redeemed in 2013, subject to any amendments to the FHLB of San Francisco capital plan. Subsequent to December 31, 2009, the FHLB of San Francisco resumed repurchases of stock at reduced levels.

Residential real estate loans held for sale, net
Residential real estate loans held for sale primarily consist of first lien subprime residential mortgage loans originated by FIL in periods prior to March 31, 2007. Residential real estate loans held for sale, net totaled $53.4 million consisting of $140.6 million in unpaid principal balance (“UPB”), net of $87.7 million in valuation allowance or 38% of UPB at December 31, 2009, as compared to $65.1 million consisting of $177.2 million in unpaid principal balance, net of $112.9 million in valuation allowance or 37% of UPB at December 31, 2008. The decrease is primarily related to $10.5 million in net transfers of loans held for sale to REO as a result of foreclosures and $10.9 million in borrower pay-offs and principal payments, partially offset by $8.6 million in reductions to the valuation allowance primarily attributable to borrower loan payoffs and principal payments. There were no loans sold during the year ended December 31, 2009 as compared to $130.4 million in the previous year.

The valuation allowance decreased to $87.7 million at December 31, 2009 as compared to $112.9 million for the previous year. The decrease in valuation allowance is primarily related to a decrease in UPB as a result of borrower pay-offs and other principal payments.

As of December 31, 2009, non-accrual loans totaled $67.3 million or 48% of UPB as compared to $72.6 million or 41% of UPB for the previous year. The weighted average yield on residential real estate loans held for sale was approximately 2.99% at December 31, 2009 as compared to approximately 3.78% for the previous year. The decrease in weighted average yield is primarily due to an increase in the percentage of non-accrual loans at December 31, 2009 as compared to December 31, 2008.

Commercial real estate investments
Commercial real estate investments primarily consist of FIL’s participation in community development projects and similar types of loans and investments which FIL maintained for compliance under CRA. In conjunction with the CapitalSource Transaction, FIL transferred these commercial real estate investments from held for investment to held for sale in the first quarter of 2008. FIL recorded $9.0 million in impairment write-downs related to lower of cost or market adjustments at the time of transfer to held for sale during the first quarter of 2008. Additionally, FIL recorded an impairment charge of $2.1 million related to unfunded commitment liabilities. The unfunded commitment liability is recorded in other liabilities in the balance sheet of discontinued operations. The impairment write-downs were recognized as loss on commercial real estate investments in the consolidated statement of operations of discontinued operations.

Commercial real estate investments, net decreased to $9.1 million at December 31, 2009 as compared to $14.5 million at December 31, 2008. The decrease is primarily related to sales of commercial real estate loans with $7.6 million in unpaid principal balance and a valuation allowance of $1.8 million, $0.2 million in loan principal payments, and $0.8 million in losses on investments, partially offset by a $1.4 million net increase related to advances of unfunded investment commitments net of unfunded commitment reserves. Net proceeds of $5.8 million were received from the sale of commercial real estate loans. The Company did not record a loss on the sale as a valuation allowance had been previously established.

Real estate owned, net (REO)
REO includes residential property acquired through foreclosure or deed in lieu of foreclosure and is recorded at fair value less estimated costs to sell at acquisition date. REO increased to $7.0 million, net of valuation reserves of $1.4 million, at December 31, 2009 as compared to $2.3 million, net of valuation reserves of $1.9 million, at December 31, 2008. The increase in REO is related to an increase in foreclosure activity and a reduction in valuation reserves, partially offset by sales of REO. Loans held for sale transferred to REO at net realizable value (fair value less selling costs) totaled approximately $10.5 million and valuation reserves declined by $0.5 million. The increases were partially offset by REO sales totaling approximately $6.3 million. REO properties increased to 51 properties at December 31, 2009 as compared to 25 properties at December 31, 2008.

Servicing advances
As a servicer, FIL had a variety of contractual obligations including the obligation to service securitized mortgages according to certain standards and to advance funds to securitization trusts in the event that borrowers were delinquent on their monthly mortgage payments. FIL advanced principal and interest, taxes and insurance, legal fees, maintenance and other preservation costs on properties that had already been foreclosed.

Servicing advances decreased to zero at December 31, 2009 as compared to $53.1 million at December 31, 2008. The decrease is related to the collection of outstanding servicing advances from CMS. In March 2008, FIL sold mortgage servicing rights (“MSRs”) to CMS and financed $73.3 million in outstanding servicing advances for CMS related to these MSRs. The servicing advances were financed for a twelve month term at LIBOR plus 2.00%. CMS repaid FIL the remaining unreimbursed servicing advances in April 2009.

Premises and equipment, net
Premises and equipment, net decreased to $1.4 million at December 31, 2009 as compared to $7.8 million at December 31, 2008. The decrease is primarily related to the relocation of operations from Brea, California to Anaheim, California. Fremont executed a lease termination agreement with the landlord which required Fremont to pay a termination fee of $0.7 million to the landlord, vacate the premises and convey all remaining premises and equipment in the leased premises to the subtenant. The relocation commenced in the second quarter of 2009 and recorded a $4.2 million restructuring charge associated with the relocation and conveyance of premises and equipment.

Assets held in trust for deferred compensation plans
Deferred compensation plans at Fremont included the Excess Benefit Plan, SERP, and SERP II, which were designed to provide certain employees the ability to receive benefits that would be otherwise lost under Fremont’s qualified retirement plans due to statutory or other limits on salary deferral and matching contributions. Assets held in the Excess Benefit Plan, SERP and SERP II include both mutual funds and other investments. In February 2008, Fremont made a series of changes to its various benefit plans including freezing further participation in the Excess Benefit Plan, SERP and SERP II.

Assets held in trust of deferred compensation plans declined $0.6 million to $11.8 million at December 31, 2009 as compared to $12.4 million for the previous year. The decrease is primarily related to $1.3 million in distributions, net of dividend reinvestments, partially offset by a $0.7 million increase in the fair value of the assets held in trust.

In conjunction with the reorganization and emergence from bankruptcy, the Excess Benefit Plan, SERP and SERP II plans were terminated and allowed claims were paid to beneficiaries on the Effective Date. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings—Rampino D&O Case Settlement” and “D. Recent Developments—2. Events Subsequent to Emergence from Bankruptcy—Termination of SERP Plans and Receipt of Proceeds” in Item 1 of this Comprehensive Form 10-K.

Repurchase reserve
Repurchase reserves were established to estimate losses due to potential future repurchase or repricing of residential real estate loans previously sold in whole loan sales or securitization transactions. FIL made customary standard industry representations and warranties about the loans that were sold or securitized. Accordingly, the Company may be obligated to subsequently repurchase certain loans due to material defects that occurred in the origination of the loans. Loans were also subject to repurchase if they experienced early payment defaults (“EPDs”), however, as FIL’s origination and sale activities ceased in 2007, such EPD exposure period has since expired. In preparing its estimate for repurchase reserves, management considers the loan products, vintage, aging of repurchase claims, investor settlements and actual loss experience. Management continues to update its repurchase reserve analysis quarterly based on developments affecting outstanding claims and makes adjustments it deems necessary.

During Fremont’s bankruptcy proceedings, significant settlements resolving alleged repurchase claims were negotiated with multiple trustees on behalf of various investors. The settlements were primarily resolved with Bankruptcy Court approval during the bankruptcy period from June 18, 2008 through June 11, 2010. From the Petition Date through December 31, 2008, Fremont entered into seven settlement agreements and paid approximately $37.3 million with respect to these settlements over such period. During the fiscal year ending December 31, 2009, Fremont entered into three settlement agreements and paid approximately $1.3 million with respect to these settlements over such period. From January 1, 2010 and through the Effective Date, Fremont entered into three settlement agreements and paid approximately $28.3 million with respect to these settlements over such period. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring Such Proceedings—Repurchase Settlements” in Item 1 of this Comprehensive Form 10-K for additional information on repurchase settlements. As a result of the repurchase claim resolution efforts, the Company has significantly reduced the number of unresolved claims. Outstanding claims totaled $257.5 million at December 31, 2009 as compared to $368.9 million at December 31, 2008. New repurchase claim volume declined approximately 84% in 2009 to $48.7 million as compared to $295.0 million in new claims during 2008.

Repurchase reserves decreased to $37.2 million at December 31, 2009 as compared to $53.0 million at December 31, 2008. The decrease in the reserve is related to $1.5 million in charge-offs due to settlement payments for repurchase claims and a reversal of $22.5 million in provision for repurchase reserves related to the substantial progress made in achieving settlement agreements with counterparties resolving a significant number of loan repurchase claims over the prior two years in bankruptcy. Offsetting the charge-offs and reversal of provision for repurchases were recoveries of previous charge-offs totaling $8.2 million. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring Such Proceedings—Repurchase Settlements” in Item 1 of this Comprehensive Form 10-K for additional details.

Liabilities of deferred compensation plans
Liabilities of deferred compensation plans represent the corresponding liability pertaining to the assets held in trust for deferred compensation plans. See “Assets held in trust for deferred compensation plans” above for further details. Liabilities represent the assets held in trust for deferred compensation plans as well as Company stock. In conjunction with the reorganization and emergence from bankruptcy, the Excess Benefit Plan, SERP and SERP II plans were terminated and allowed claims were paid to beneficiaries on the Effective Date. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring Such Proceedings—Rampino D&O Case Settlement” and “D. Recent Developments—2. Events Subsequent to Emergence from Bankruptcy—Termination of SERP Plans and Receipt of Proceeds” in Item 1 of this Comprehensive Form 10-K for additional details.

Liabilities of deferred compensation plans declined $0.6 million to $11.8 million at December 31, 2009 as compared to $12.4 million for the previous year. The decrease is primarily related to distributions of $1.5 million, net of dividend reinvestments, partially offset by an increase of $1.0 million in the fair value of the assets held in trust.

Liabilities subject to compromise
Liabilities subject to compromise are related to the voluntary petition for relief under Chapter 11 of the Bankruptcy Code filed by Fremont on the Petition Date. Liabilities subject to compromise relate to Fremont liabilities that existed on or before the Petition Date related to discontinued operations and primarily include litigation reserves and other accrued liabilities. Prior to the Petition Date, these liabilities were not subject to compromise. Liabilities subject to compromise primarily consist of litigation reserves and other accrued liabilities related to discontinued operations that existed at the Petition Date. Litigation reserves totaled $37.4 million and $3.2 million at December 31, 2009 and 2008, respectively.

Liabilities subject to compromise increased to $37.7 million at December 31, 2009 as compared to $3.4 million at December 31, 2008. The increase in liabilities subject to compromise is primarily related to litigation reserves associated with settlement agreements reached with multiple plaintiffs regarding outstanding litigation matters. The litigation reserve at December 31, 2009 is primarily associated with the settlements related to the Rampino Stipulation totaling approximately $22.0 million, CIC cases totaling approximately $10.0 million, BONY for approximately $7.0 million, and Enron for approximately $2.0 million. The litigation reserves were recorded under FASB ASC 450-10 generally when information regarding the settlements became known to management.

During the second quarter of 2009, in accordance with the CIC Stipulation, Fremont and FRC paid $5.0 million to the Commissioner. Additionally, during the second quarter of 2009, Fremont paid $10.0 million to the Commonwealth for the Mass AG Settlement. Pursuant to the Plan, on the Effective Date, claims aggregating approximately $36.5 million in litigation settlements were paid to satisfy Allowed Claims, as defined in the Plan. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring Such Proceedings” in Item 1 of this Comprehensive Form 10-K for further details related to litigation settlements.

December 31, 2008 compared to December 31, 2007

Cash and cash equivalents
Cash and cash equivalents decreased to $0.5 million at December 31, 2008 from $2.0 billion at December 31, 2007. As a result of the CapitalSource Transaction, cash and cash equivalents decreased substantially as they were used to fund a significant portion of the deposit liabilities that were assumed by CapitalSource Bank. Subsequent to the CapitalSource Transaction in July 2008, the remaining cash balances of FIL were included in cash and cash equivalents within continuing operations. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring Such Proceedings—CapitalSource Transaction” in Item 1 of this Comprehensive Form 10-K for additional details.

Investment securities, available for sale
Investment securities, available for sale primarily included triple-A rated agency securities including agency callable notes of short duration or agency collateralized mortgage obligations. Investment securities, available for sale decreased to zero at December 31, 2008 as compared to $1.5 billion at December 31, 2007. During 2008, FIL sold its entire investment securities, available for sale portfolio resulting in a loss of $10.4 million included in loss on sale of investments included in the Company’s statement of operations of discontinued operations.

Subordinated mortgage-backed securities
Subordinated mortgage backed securities include subordinated securities and residual interests in subprime residential securitizations. In addition to whole loan sales, FIL used securitizations in which it sold subprime residential real estate loans to a qualifying special-purpose entity that was established for the limited purpose of purchasing the loans and issuing interest-bearing securities that represented interests in the loans. The securitizations were treated as sales and the loans sold were removed from FIL’s balance sheet. FIL would then add to its balance sheet the net cash received from the transaction as well as the fair value of retained interests in the securitization transaction, which include subordinated securities and residual interests.

Subordinated mortgage-backed securities declined to $0.3 million at December 31, 2008 as compared to $4.1 million at December 31, 2007. The decrease is attributable to $4.6 million in cash receipts, partially offset by $0.8 million in interest accretion.

FHLB stock
FHLB stock decreased to $2.1 million at December 31, 2008 as compared to $26.3 million at December 31, 2007. The decrease in FHLB stock is attributable to $25.3 million in redemptions partially offset by $1.2 million in stock dividends received.

Residential real estate loans held for sale, net
Residential real estate loans held for sale, net primarily consist of subprime loans originated in periods prior to March 31, 2007. Residential real estate loans held for sale, net totaled $65.1 million consisting of $177.2 million in unpaid principal balance, net of $112.9 million in valuation allowance or 37% of unpaid principal balance at December 31, 2008, as compared to $149.7 million consisting of $352.0 million in unpaid principal balance, net of $203.8 million in valuation allowance or 43% of unpaid principal balance at December 31, 2007. The decrease is primarily related to $130.4 million in loan sales, net of $107.2 million in valuation allowance, $7.8 million in net transfers of loans held for sale to REO as a result of foreclosures, $13.8 million in borrower pay-offs and principal payments, and $39.3 million in net additional lower of cost or market write-downs primarily related to increased borrower delinquencies and loss severities.

The valuation allowance decreased to $112.9 million at December 31, 2008 as compared to $203.8 million for the previous year. The decrease in valuation allowance is primarily related to a reduction in loans due to loan sales, partially offset by an increase in valuation allowance due to lower of cost or market write-downs related to increased borrower delinquencies and loss severities.

As of December 31, 2008, non-accrual loans totaled $72.6 million or 41% of UPB as compared to $89.9 million or 26% of UPB for the previous year. The weighted average yield on residential real estate loans held for sale was approximately 3.78% at December 31, 2008 as compared to approximately 6.70% for the previous year. The decrease in weighted average yield is primarily due to an increase in the percentage of non-accrual loans at December 31, 2008 as compared to December 31, 2007.

Commercial real estate loan participation interest, net
Commercial real estate loan participation interest, net decreased to zero at December 31, 2008 as compared to $3.2 billion at December 31, 2007. The commercial real estate participation was a participation interest FIL retained as part of the sale of its commercial real estate portfolio to iStar in July 2007. At the sale date, the commercial real estate loan participation interest totaled $4.2 billion and yielded interest at LIBOR plus 150 basis points. FIL’s commercial real estate loan participation interest represented 70% of the unpaid principal balance of the loan portfolio sold, net of a purchase discount. Pursuant to the participation agreement, FIL was entitled to receive 70% of all principal payments on the loans sold to iStar, including any portion of the unfunded commitments with respect to such loans that were subsequently funded by iStar. iStar assumed all obligations with respect to the loan portfolio after the sale date.

In conjunction with the CapitalSource Transaction, FIL transferred its commercial real estate loan participation interest to held for sale classification from the held for investment classification during the first quarter of 2008. As a result of this transfer, FIL recognized lower of cost or market adjustments in the amount of $80.4 million based on the difference between the CapitalSource Transaction purchase price and carrying value. Subsequent to the transfer to held for sale, FIL reversed $23.9 million of the $80.4 million in the lower of cost or market allowance resulting from reductions in its unpaid principal balance. The resulting net lower of cost or market adjustments of $56.5 million are included in gain (loss) on loans held for sale in the statement of operations of discontinued operations. The commercial real estate loan participation interest was sold for $1.8 billion or 97% of the unpaid principal balance at the closing date as part of the CapitalSource Transaction in July 2008.

Commercial real estate investments
In conjunction with the CapitalSource Transaction, FIL transferred these commercial real estate investments from held for investment to held for sale in the first quarter of 2008. FIL recorded $11.1 million in impairment write-downs related to lower of cost or market adjustments at the time of transfer to held for sale during the first quarter of 2008, including $2.1 million in impairment charges related to unfunded commitments. The unfunded commitment liability is recorded in other liabilities in the balance sheet of discontinued operations. The impairment write-downs were recognized as loss on commercial real estate investments in the consolidated statement of operations of discontinued operations.

Commercial real estate investments decreased to $14.5 million at December 31, 2008 as compared to $28.7 million at December 31, 2007. The decrease is primarily related to sales of commercial real estate loans of $5.1 million in unpaid principal balance with a valuation allowance of $1.2 million, $1.2 million in loan principal payments, $3.0 million in loan impairments and $7.3 million in impairment of investments, partially offset by a $1.4 million net increase related to advances of unfunded investment commitments net of unfunded commitment reserves. Net proceeds of $3.9 million were received from the sale of commercial real estate loans. FIL did not record a loss on the sale as a valuation allowance had been previously established.

Accrued interest receivable
Accrued interest receivable includes interest earned on investments and loans. Accrued interest receivable declined to $0.9 million at December 31, 2008 as compared to $31.7 million at December 31, 2007. The decrease is primarily attributable to reductions in accrued interest on commercial real estate loan participation interests and investment securities, available for sale of $17.6 million and $11.4 million, respectively. The declines are related to the sale of the commercial real estate loan participation to CapitalSource Bank in the third quarter of 2008 and the sale of the entire investment securities, available for sale portfolio during the second and third quarter of 2008.

Real estate owned, net (REO)
REO decreased to $2.3 million, net of valuation reserves of $1.9 million, at December 31, 2008 as compared to $33.2 million, net of valuation reserves of $5.4 million, at December 31, 2007. The decrease in REO is related to sales of REO, partially offset by increases due to foreclosure activity and a reduction in valuation reserves. During 2008, REO sales totaled $42.1 million and were offset by $7.8 million in loans held for sale transferred to REO at net realizable value (fair value less selling costs) and reductions in valuation reserves of $3.5 million. REO properties decreased to 25 properties at December 31, 2008 as compared to 156 properties at December 31, 2007.

Mortgage servicing rights (MSR)
MSRs are an intangible asset representing the right to service a portfolio of mortgage loans. FIL retained MSRs from certain of its sales or securitizations of residential mortgage loans.

On January 1, 2008, FIL elected the fair value option for MSRs resulting in a $2.2 million increase in MSRs. The $2.2 million transition adjustment was reflected as an increase to retained earnings. Prior to electing the fair value option on January 1, 2008, MSRs were initially recorded by allocating the previous carrying amount of the loans sold or securitized between the securities or loans sold or securitized and the resulting retained interests (including MSRs) based on their relative fair values at the date of securitization or portfolio sale. The MSRs were amortized over the period of, and in proportion to, the estimated net servicing income. Once recorded, the MSRs were periodically evaluated for impairment.

MSRs decreased to zero at December 31, 2008 as compared to $5.4 million at December 31, 2007. The decrease is attributable to the sale of FIL’s MSRs to CMS and Litton during 2008. CMS and Litton acquired MSRs related to securitization trusts with approximately $1.9 billion and $12.2 billion, respectively, in unpaid principal balance. The sale of MSRs did not result in any gain or loss as the MSRs had been previously marked to estimated fair value prior to the sales. Subsequent to the sales, FIL had no remaining servicing portfolio. See “B. Pre-Bankruptcy Operations—2. 2008 Events—Sale of Mortgage Servicing Rights – Litton and Sale of Mortgage Servicing Rights—Carrington” in Item 1 of this Comprehensive Form 10-K for additional details.

Servicing Advances
Servicing advances decreased to $53.1 million at December 31, 2008 as compared to $370.4 million at December 31, 2007. The decrease is primarily related to the sale of FIL’s remaining MSRs on its $12.2 billion serviced loan portfolio to Litton. In connection with the sale, Litton reimbursed FIL for the unreimbursed servicing advances of $441.0 million, as well as delinquent servicing fees of $18.6 million. The delinquent servicing fees collected were recorded as servicing fee income. Additionally, the decrease is also attributable to the collection of outstanding servicing advances from CMS. In March 2008, FIL sold MSRs to CMS and financed $73.3 million in outstanding servicing advances for CMS over a twelve month term at LIBOR plus 2.00%. CMS repaid approximately $20.2 million to FIL during the remainder of 2008 and paid FIL the remaining unreimbursed servicing advances in April 2009. See “B. Pre-Bankruptcy Operations —2. 2008 Events—Sale of Mortgage Servicing Rights – Carrington” in Item 1 of this Comprehensive Form 10-K for additional details.

Premises and equipment, net
Premises and equipment, net decreased to $7.8 million at December 31, 2008 as compared to $16.0 million at December 31, 2007. The decrease is primarily related to the sale of premises and equipment associated with the CapitalSource Transaction in July 2008. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings—CapitalSource Transaction” in Item 1 of this Comprehensive Form 10-K for additional details.

Assets held in trust for deferred compensation plans
Assets held in trust for deferred compensation plans decreased to $12.4 million at December 31, 2008 as compared to $25.5 million at December 31, 2007. The decrease is primarily related to $12.8 million in distributions, net of dividend reinvestments, of mutual fund, money market and other non-stock investments, as well as a $0.4 million reduction in fair value of plan assets. The distributions pertain to reductions in personnel associated with the discontinuation of certain businesses including the CapitalSource Transaction.

Deposits
Deposit liabilities decreased to zero at December 31, 2008 as compared to $7.0 billion at December 31, 2007. The decrease was attributable to the CapitalSource Transaction in July 2008 whereby CapitalSource Bank assumed all of FIL’s deposits. At December 31, 2007, deposit liabilities primarily included retail certificates of deposits, totaling $6.0 billion, savings and money market accounts, totaling $733.3 million and brokered certificates of deposits, totaling $279.8 million.

Repurchase reserve
Outstanding claims totaled $368.9 million at December 31, 2008 as compared to $348.9 million at December 31, 2007. New repurchase claim volume declined approximately 60% in 2008 to $295.0 million in claims as compared to $729.5 million in claims during 2007.

Repurchase reserve decreased to $53.0 million at December 31, 2008 as compared to $100.4 million at December 31, 2007. The decrease in the reserve is related to $49.8 million in charge-offs related to the payment of settlements for repurchase claims, partially offset by recoveries of previous charge-offs totaling $2.4 million. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings—Repurchase Settlements” in Item 1 of this Comprehensive Form 10-K for additional information on repurchase settlements.

Liabilities of deferred compensation plans
Liabilities of deferred compensation plans decreased to $12.4 million at December 31, 2008 as compared to $26.4 million at December 31, 2007. The decrease is primarily related to $15.2 million in distributions, net of dividend reinvestments, of mutual fund, money market, common stock and other investments, partially offset by a $1.2 million decrease in fair value of plan liabilities. The distributions pertain to reductions in personnel associated with the discontinuation of certain businesses, including those associated with the CapitalSource Transaction.

Liabilities subject to compromise
Liabilities subject to compromise increased to $3.4 million at December 31, 2008 as compared to zero at December 31, 2007. The increase is primarily related litigation reserves associated with negotiating the settlement of cases involving the Company’s former insurance and lending operations. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings” in Item 1 of this Comprehensive Form 10-K for further details related to litigation.

Accrued interest payable
Accrued interest payable decreased to zero at December 31, 2008 as compared to $12.5 million at December 31, 2007. The decrease was attributable to the CapitalSource Transaction in July 2008 whereby CapitalSource Bank assumed all of FIL’s deposits. Accrued interest payable related to interest earnings on retail certificates of deposit, savings and money market accounts, and brokered certificates of deposit.

Lease liabilities
In connection with its exit from the subprime residential real estate business, closure of its mortgage servicing operations and discontinuation and consolidation of certain business operations, FIL recorded a lease liability related to office space previously used in its operations of the discontinued businesses.

Lease liability decreased to $1.4 million at December 31, 2008 as compared to $12.8 million at December 31, 2007. The decrease was attributable to payments of discontinued lease obligations and adjustments associated with the negotiation of lease termination agreements.

CHANGES IN RESULTS OF OPERATIONS – DISCONTINUED OPERATIONS

In accordance with FASB ASC 205-20, income (loss) after taxes from discontinued operations and the net gain (loss) on disposal of discontinued operations are reported in the consolidated statements of operations after income from continuing operations for all periods presented.

The following table presents selected components of the Company’s statements of operations for its discontinued operations for the years ended December 31, 2009, 2008 and 2007.

(Dollars in thousands)	For the Year Ended,
(Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)	2009	2008	2007
Interest income	$5,750	$139,837	$787,192
Interest expense	—	138,687	514,842
Net interest income	5,750	1,150	272,350
Provision for loan losses	—	—	146
Noninterest income:
Gain (loss) on loans held for sale	30,900	(91,868)	(936,878)
Servicing income	42	46,524	10,438
Impairment on subordinated mortgage-backed securities	—	—	(38,796)
Gain on sale of businesses	—	152,325	47,593
Gain on derivative instruments	—	10,432	1,461
Loss on commercial real estate investments	(735)	(12,533)	(2,867)
Loss on real estate owned, net	(2,182)	(10,836)	(675)
Loss on sale of investments	—	(10,375)	—
Other	1,202	1,413	10,095
Total non-interest income	29,227	85,082	(909,629)
Noninterest expense:
Compensation	10,261	48,709	183,508
Occupancy	2,842	8,663	24,818
Regulatory	—	16,055	30,141
Information technology	2,410	7,807	18,469
Professional fees	6,605	19,624	24,326
Insurance	8,880	13,707	6,369
Litigation	49,322	3,550	—
Restructuring charges (income)	4,812	(6,398)	50,859
Other	2,731	10,862	30,627
Total non-interest expense	87,863	122,579	369,117
Loss from discontinued operations before reorganization items and taxes	(52,886)	(36,347)	(1,006,542)
Reorganization items, net	1,215	896	—
Loss from discontinued operations before taxes	(54,101)	(37,243)	(1,006,542)
Income tax benefit	(48,391)	(45,287)	(105,101)
(Loss) income from discontinued operations	$(5,710)	$8,044	$(901,441)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

General
Loss from discontinued operations increased $13.8 million to a loss of $5.7 million for the year ended December 31, 2009 as compared to income of $8.0 million for the year ended December 31, 2008. The increase in loss from discontinued operations is primarily related to a decrease of $55.9 million in non-interest income, partially offset by a $34.7 million reduction in non-interest expense, a $4.6 million increase in net interest income and a $3.1 million increase in income tax benefit.

Net interest income
Net interest income increased $4.6 million to $5.8 million for the year ended December 31, 2009 as compared to $1.2 million for the previous year. The increase in net interest income is primarily related to the absence of interest expense on deposits associated with FIL’s former retail banking platform which was sold as part of the CapitalSource Transaction in July 2008. For the year ended December 31, 2009, interest income primarily related to interest earnings on residential real estate loans held for sale. For the year ended December 31, 2008, interest income totaled $139.8 million primarily consisting of interest income of $68.6 million related to the commercial real estate participation, interest income of $11.8 million related to residential real estate loans held for sale, and $55.6 million related to investment earnings. The decrease in interest income is primarily related to the run-off of the residential loans held for sale portfolio during 2009, the liquidation of investment securities, available for sale prior to the CapitalSource Transaction and the sale of the commercial real estate participation to CapitalSource Bank in the third quarter of 2008.

Non-interest income
Non-interest income decreased $55.9 million to $29.2 million for the year ended December 31, 2009 as compared to $85.1 million for the previous year. The decrease in non-interest income is primarily related to a $152.3 million decrease in gain on sale of businesses to zero, a $46.5 million decrease in servicing income to $42 thousand, and a $10.4 million decrease in gain on derivative instruments to zero, partially offset by a $122.8 increase in gain on loans held for sale to $30.9 million, an $11.8 million decrease in loss on commercial real estate investments to $0.7 million, an $8.7 million decrease in loss on real estate owned, net to $2.2 million and a $10.4 million decrease in loss on sale of investments to zero for the year ended December 31, 2009.

Gain (loss) on loans held for sale
Gain on loans held for sale increased $122.8 million to a gain of $30.9 million for the year ended December 31, 2009 as compared to a loss of $91.9 million for the previous year. The gain in 2009 is primarily related to a reversal of $8.6 million in provision for valuation allowance primarily related to increased market values, borrower payoffs and principal payments and a reversal of $22.5 million in provision for repurchase reserves related to settlement agreements reached with counterparties to resolve a significant number of loan repurchase claims over the prior two years. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings—Repurchase Settlements” in Item 1 of this Comprehensive Form 10-K for additional information on repurchase settlements.

During the year ended December 31, 2008, loss on loans held for sale primarily related to a net $56.5 million lower of cost or market write-down on the commercial real estate loan participation interest. During the first quarter of 2008, FIL reclassified its commercial real estate loan participation interest to held for sale from held for investment based on its decision to sell the asset in response to the Orders, which are described in Item 1 of this Comprehensive Form 10-K. At the time of transfer to the held for sale designation, FIL recognized lower of cost or market adjustments in the amount of $80.4 million based on the difference between the CapitalSource Transaction purchase price and carrying value. Subsequent to the transfer to held for sale, FIL reversed $23.9 million of the $80.4 million in the lower of cost or market reserve resulting from reductions in its unpaid principal balance. Additionally, in July 2008, FIL sold its commercial real estate loan participation interest for $1.8 billion, or 97% of the unpaid principal balance at the closing date, as part of the sale of substantially all of FIL’s assets and deposits to CapitalSource Bank. Additionally, FIL recognized $39.3 million in lower of cost or market adjustments pertaining to its residential real estate loans held for sale portfolio. The lower of cost or market adjustments were primarily related to increases in borrower delinquencies and increases in loss severities associated with the deterioration in the mortgage market and related home price declines.

Servicing income
Servicing income decreased $46.5 million to $42 thousand for the year ended December 31, 2009 as compared to $46.5 million for the previous year. The decrease is related to the sale of FIL’s MSRs to CMS and Litton during 2008. CMS and Litton acquired MSRs related to securitization trusts with approximately $1.9 billion and $12.2 billion, respectively, in unpaid principal balance. In connection with the MSR sales to CMS and Litton, FIL was reimbursed for outstanding servicing advances of $73.3 million and $441.0 million, respectively, as well as delinquent servicing fees of zero and $18.6 million, respectively. Subsequent to the sales, FIL had no remaining mortgage servicing portfolio. The $42 thousand in servicing income during 2009 relates primarily to the collection of late fees on the residential loans held for sale portfolio. During the year ended December 31, 2008, the $46.5 million in servicing fee income primarily relates to servicing fees collected from FIL’s mortgage loan servicing portfolio prior to the sale of the MSRs to CMS and Litton. At December 31, 2007, FIL serviced approximately $15.2 billion in unpaid principal balance.

Gain on sale of businesses
Gain on sale of businesses decreased $152.3 million to zero at December 31, 2009 as compared to $152.3 million for the previous year. The $152.3 million gain in 2008 primarily relates to the net premium received from the sale of a substantial portion of FIL’s assets, including all of its branches and 100% of its deposits as part of the CapitalSource Transaction. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings—CapitalSource Transaction” in Item 1 of this Comprehensive Form 10-K for additional details.

Gain on derivative instruments
Gain on derivative instruments decreased $10.4 million to zero at December 31, 2009 as compared to $10.4 million for the previous year. The $10.4 million gain in 2008 relates to the termination of an interest rate floor previously purchased to hedge the floating rate coupon associated with the commercial real estate loan participation. During 2007, the Company paid $2.5 million for the interest rate floor with a strike rate of 4.00% to hedge against interest rate risk associated with the purchase of a commercial real estate loan participation interest with a coupon of 1.50% over one-month LIBOR. During the first quarter of 2008, the Company negotiated the sale of its commercial real estate participation interest as part of the CapitalSource Transaction. FIL subsequently terminated its interest rate floor and recognized a gain of $10.4 million.

Loss on commercial real estate investments
Loss on commercial real estate investments decreased $11.8 million to $0.7 million for the year ended December 31, 2009 as compared to $12.5 million for the previous year. The decrease is primarily related to a reduction in impairment charges on CRA commercial real estate investments recorded during the year ended December 31, 2009 as compared to the previous year. During the first quarter of 2008, FIL recorded $11.1 million in impairment charges associated with the transfer of CRA commercial real estate loans and investments to held for sale from held for investment. During the first quarter of 2008, FIL reclassified the CRA commercial real estate loans and investments to held for sale due to the marketing and sale of a substantial portion of its assets including all of its branches and 100% of its deposits in the CapitalSource Transaction. FIL did not accept CapitalSource Bank’s bid for the CRA commercial real estate loans and investments, and therefore, they were not included in the CapitalSource Transaction. Subsequent to the first quarter of 2008, FIL incurred an additional $1.3 million in impairment write-downs to record the CRA commercial real estate loans and investments at the lower of cost or market in 2008.

Loss on real estate owned, net
Loss on real estate owned, net decreased $8.7 million to $2.2 million for the year ended December 31, 2009 as compared to $10.8 million for the previous year. The decrease is primarily due to a reduction in additional impairment write-downs subsequent to foreclosure and a significant decrease in the average number of properties in inventory during the year ended December 31, 2009 as compared to the previous year. Provisions for REO impairment decreased to $1.9 million for the year ended December 31, 2009 as compared to $11.9 million for the previous year. REO properties declined from 156 properties at December 31, 2007 to 25 properties at December 31, 2008 before increasing to 51 properties at December 31, 2009.

Loss on sale of investments
Loss on sale of investments decreased $10.4 million to zero for the year ended December 31, 2009 as compared to $10.4 million for the year ended December 31, 2008. Prior to the CapitalSource Transaction, FIL invested in triple-A rated agency securities including agency callable notes of short duration or agency collateralized mortgage obligations. During July 2008, FIL sold its remaining investment securities, available for sale portfolio resulting in a loss of $10.2 million.

Non-Interest Expense
Non-interest expense decreased $34.7 million to $87.9 million for the year ended December 31, 2009 as compared to $122.6 million for the year ended December 31, 2008. The decrease in non-interest expense is primarily related to a $38.4 million reduction in compensation expenses, a $5.8 million decrease in occupancy expenses, a $16.1 million decrease in regulatory expenses, and a $13.0 million decrease in professional fees, partially offset by a $45.8 million increase in litigation expense and $11.2 million increase in restructuring charges.

Compensation
Compensation expense decreased $38.4 million to $10.3 million for the year ended December 31, 2009 as compared to $48.7 million for the previous year. The decrease in compensation is primarily related to a significant reduction in personnel following the CapitalSource Transaction. As of the closing date of the CapitalSource Transaction, CapitalSource Bank employed substantially all of the employees previously engaged in FIL’s retail banking business. During the year ended December 31, 2009, compensation expense primarily relates to personnel associated with the management of the remaining FIL assets and operation of Fremont as a debtor-in-possession.

Occupancy
Occupancy expense decreased $5.8 million to $2.8 million for the year ended December 31, 2009 as compared to $8.7 million for the previous year. The decrease in occupancy expense is related to a reduction in office space associated with the termination of office leases throughout 2008 and 2009. During 2008, CapitalSource Bank assumed leases on all FIL branches associated with the CapitalSource Transaction. Additionally, FIL terminated or assigned leases associated with its loan servicing center locations in conjunction with the sale of its MSRs portfolio and operations. During 2009, FIL continued to terminate leases related to its former banking operations and incurred restructuring charges related to the disposal of fixed assets and lease termination fees. See “Restructuring charges (income)” below for further details.

Regulatory
Regulatory fees decreased $16.1 million to zero for the year ended December 31, 2009 as compared to $16.1 million for the previous year. The decrease is related to FIL no longer being a regulated financial institution after the closing of the CapitalSource Transaction in July 2008. Following the closing of the CapitalSource Transaction, FIL relinquished its federal deposit insurance coverage to the FDIC and surrendered its industrial bank charter to the DFI. During the year ended December 31, 2008, FIL incurred $16.1 million in regulatory fees and assessments associated with deposit insurance premiums and other regulatory fees and assessments.

Information technology
Information technology expense decreased $5.4 million to $2.4 million for the year ended December 31, 2009 as compared to $7.8 million for the previous year. The decrease is primarily related to a significant reduction in personnel, office space and operations following the CapitalSource Transaction in July 2008 and continued reductions in operations associated with discontinued operations.

Professional fees
Professional fees decreased $13.0 million to $6.6 million for the year ended December 31, 2009 as compared to $19.6 million for the previous year. The decrease is primarily related to reduced operating activities conducted by FIL subsequent to the CapitalSource Transaction. Professional fees incurred during 2009 were primarily related to litigation costs and other professional services associated with the former insurance, banking and residential lending divisions. Professional fees directly related to the bankruptcy filing are classified under reorganization items, net.

Insurance
Insurance expense decreased $4.8 million to $8.9 million for the year ended December 31, 2009 as compared to $13.7 million for the previous year. The decrease is primarily related to the reduction in operations associated with the sale of the mortgage servicing platform and the sale of the retail banking platform to CapitalSource Bank during 2008.

Litigation
Litigation expense increased $45.8 million to $49.3 million for the year ended December 31, 2009 as compared to $3.6 million for the previous year. The increase is primarily related to the negotiation and settlement of several pending litigation matters. The litigation settlement expense is primarily associated with the settlements related to the Rampino Stipulation totaling approximately $22.0 million, CIC cases totaling approximately $10.0 million, BONY for approximately $7.0 million, Enron for approximately $2.0 million, and the Commonwealth of Massachusetts for approximately $10.0 million. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings” in Item 1 of this Comprehensive Form 10-K for further details related to litigation settlements.

Restructuring charges (income)
Restructuring charges increased $11.2 million to $4.8 million for the year ended December 31, 2009 as compared to a recovery of $6.4 million for the previous year. The increase is primarily related to Fremont’s relocation from its previous headquarters in Brea, California to Anaheim, California and the negotiation of lease termination agreements. Fremont executed a lease termination agreement with the landlord which required Fremont to pay a termination fee of $0.7 million to the landlord, vacate the premises and convey all remaining premises and equipment in the leased premises to the subtenant. Fremont commenced its relocation in the second quarter of 2009 and recorded a $4.2 million restructuring charge associated with the relocation and conveyance of premises and equipment. The $6.4 million recovery in 2008 was primarily related to the negotiation of lease termination agreements which resulted in an adjustment of previously accrued discontinued lease liabilities established in 2007.

Other
Other non-interest expense decreased $8.1 million to $2.7 million for the year ended December 31, 2009 as compared to $10.9 million for the previous year. The decrease is primarily related to a significant reduction in personnel, office space and operations following the CapitalSource Transaction in July 2008 and continued reductions in operations associated with discontinued operations.

Reorganization items, net
Reorganization items, net are expense or income items that were incurred or realized by Fremont as a result of the bankruptcy. These items include professional fees, trustee fees and other expenses incurred directly related to the bankruptcy filing, gains or losses resulting from activities of the reorganization process and interest income earned on cash accumulated by Fremont while in bankruptcy. See Note 8—Assets, Liabilities and Results of Operations - Fremont General Corporation in the Consolidated Financial Statements which are included in Item 8 of this Comprehensive Form 10-K for further detail on reorganization items, net.

Reorganization items, net increased $0.3 million to $1.2 million for the year ended December 31, 2009 as compared to $0.9 million for the previous year. The increase is primarily related to $1.2 million in professional and legal fees associated with the reorganization during the year ended December 31, 2009, as compared to $0.9 million in professional and legal fees in the previous year.

Income tax benefit
Income tax benefit increased $3.1 million to $48.4 million for the year ended December 31, 2009 as compared to $45.3 million for the year ended December 31, 2008. The income tax benefit in 2009 primarily relates to the $24.8 million income tax refund filed with the IRS in the fourth quarter of 2009 and approximately $23.8 million in reversals of income tax provisions related to the resolution of tax matters previously accrued. The income tax benefit in 2008 primarily relates to $49.0 million in reversals of income tax provisions related to the resolution of tax matters previously accrued.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

General
Income from discontinued operations increased $909.5 million to income of $8.0 million for the year ended December 31, 2008 as compared to a loss of $901.4 million for the year ended December 31, 2007. The increase in income from discontinued operations is primarily related to an increase of $994.7 million in non-interest income and a $246.5 million decrease in non-interest expense, partially offset by a $271.2 million decrease in net interest income and a $59.8 million decrease in income tax benefit.

Net interest income
Net interest income decreased $271.2 million to $1.2 million for the year ended December 31, 2008 as compared to $272.4 million for the previous year. The decrease in net interest income is primarily related to the CapitalSource Transaction whereby FIL sold substantially all of its interest earning assets and all of its deposit liabilities to CapitalSource Bank in July 2008.

Non-interest income
Non-interest income increased $994.7 million to $85.1 million for the year ended December 31, 2008 as compared to a loss of $909.6 million for the previous year. The increase in non-interest income is primarily related to an $845.0 million decrease in loss on loans held for sale to $91.9 million, a $36.1 million increase in servicing income to $46.5 million, a $38.8 million decrease in impairment on subordinated mortgage-backed securities to zero, a $104.7 million increase in gain on sale of businesses to $152.3 million, and a $9.0 million increase in gain on derivative instruments to $10.4 million, partially offset by a $9.7 million increase in loss on commercial real estate investments to $12.5 million and a $10.4 million increase in loss on sale of investments to $10.4 million for the year ended December 31, 2008.

Gain (loss) on loans held for sale
Loss on loans held for sale decreased $845.0 million to a loss of $91.9 million for the year ended December 31, 2008 as compared to a loss of $936.9 million for the previous year. The decrease is primarily related to FIL’s exit from the subprime residential real estate business in 2007. FIL halted subprime residential real estate lending in March 2007. The significant reduction in residential real estate loans led to a decrease in loss on sale of residential real estate loans, write-downs of its residential real estate portfolio and a reduction in provisions for loan repurchases during 2008. Residential real estate loans held for sale, net decreased from $4.9 billion at December 31, 2006 to $149.7 million and $65.1 million at December 31, 2007 and 2008, respectively. During 2007, FIL originated $3.9 billion and repurchased approximately $933.0 million in residential real estate loans. FIL sold approximately $9.3 billion of its residential real estate loans at a discount during 2007.

During the year ended December 31, 2008, the $91.9 million loss on loans held for sale primarily related to $56.5 million in net lower of cost or market adjustment on the commercial real estate loan participation interest, $39.3 million in lower of cost or market adjustments pertaining to increased delinquencies and loss within the residential real estate loans held for sale portfolio and $3.9 million in loan related costs, partially offset by a $7.9 million gain on sale of residential real estate loans. During the first quarter of 2008, FIL reclassified its commercial real estate loan participation interest to held for sale from held for investment based on its decision to sell the asset in response to the Orders, which are described in Item 1 of this Comprehensive Form 10-K. At the time of transfer to the held for sale designation, FIL recognized lower of cost or market adjustments in the amount of $80.4 million based on the difference between the CapitalSource Transaction purchase price and carrying value. Subsequent to the transfer to held for sale, FIL reversed $23.9 of the $80.4 million in the lower of cost or market reserve resulting from reductions in its unpaid principal balance. In July 2008, FIL sold its commercial real estate loan participation interest for $1.8 billion, or 97% of the unpaid principal balance at the closing date of the CapitalSource Transaction, as part of the sale of substantially all of FIL’s assets and deposits to CapitalSource Bank.

During the year ended December 31, 2007, the $936.9 million loss on loans held for sale primarily related to $953.2 million in losses on sales of loans, lower of cost or market write-downs and provisions for loan repurchases associated with FIL’s residential real estate loans held for sale portfolio. Partially offsetting these losses were $18.1 million in gains on sales of commercial real estate loans to iStar during the third quarter of 2007 and $1.8 million in losses on other sales of commercial real estate loans. During 2007, the mortgage market deteriorated rapidly as home prices declined, borrower defaults increased and the economy began to contract. This led to broad re-pricing of mortgage credit risk and a severe contraction in market liquidity, as well as an increase in repurchase and recourse claims received in 2007 associated with subprime residential real estate loans sold by FIL.

Servicing income
Servicing income increased $36.1 million to $46.5 million for the year ended December 31, 2008 as compared to $10.4 million for the previous year. The increase in servicing income is related to the collection of servicing fees on delinquent loans and a reduction in impairment charges and amortization for MSRs in 2008 as compared to the previous year. Effective January 1, 2008, FIL elected to carry its MSRs at fair value, therefore, FIL ceased amortization of MSRs on January 1, 2008.

During the year ended December 31, 2008, FIL collected $46.5 million in servicing fees related to its MSRs portfolio. During the first and second quarter of 2008, FIL sold its MSRs to CMS and Litton. CMS and Litton acquired MSRs related to securitization trusts with approximately $1.9 billion and $12.2 billion, respectively, in unpaid principal balance. In connection with the MSR sales to CMS and Litton, FIL was reimbursed for outstanding servicing advances of $73.3 million and $441.0 million, respectively, as well as delinquent servicing fees of zero and $18.6 million, respectively. Subsequent to the sales, FIL had no remaining mortgage servicing portfolio.

During the year ended December 31, 2007, FIL collected $114.9 million in servicing fee income, partially offset by $46.1 million in amortization of MSRs and $58.3 million in impairment charges to record MSRs at the lower of amortized cost or market. The impairment charges relate to reduced values for MSRs associated with the increased borrower delinquencies and increased servicing advances.

Impairment on subordinated mortgage-backed securities
Impairment on subordinated mortgage-backed securities decreased $38.8 million to zero for the year ended December 31, 2008 as compared to $38.8 million for the previous year, as no impairment charges were taken during 2008. During 2007, FIL recognized other than temporary impairment charges on its residual interests and private issue mortgage-backed securities of $19.9 million and $18.9 million, respectively. The impairment charges are a result of increased default and loss severity assumptions used to estimate the value of residual interests and private issue mortgage-backed securities associated with the deterioration in the mortgage market due to home price declines and an increase in borrower defaults. The balance of residual interests and private label mortgage-backed securities declined to $0.3 million and $0.1 million, respectively, at December 31, 2008 as compared to $1.7 million and $2.4 million, respectively, at December 31, 2007.

Gain on sale of businesses
Gain on sale of businesses increased $104.7 million to $152.3 million for the year ended December 31, 2008 as compared to $47.6 million for the previous year. The increase in gain on sale of businesses is related to the $152.3 million gain recorded in 2008 associated with the net premium received from the sale of a substantial portion of FIL’s assets, including all of its branches and 100% of its deposits to CapitalSource Bank as part of the CapitalSource Transaction. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings–CapitalSource Transaction” in Item 1 of the Comprehensive Form 10-K for additional details on the CapitalSource Transaction. In July 2007, FIL sold a portion of its commercial real estate loan portfolio for an $18.1 million gain, included within gain (loss) on loans held for sale, and the related lending platform to iStar for a net gain of $47.5 million. See “B. Pre-Bankruptcy Operations 2. 2007 Events —Commercial Real Estate Transactions” in Item 1 of this Comprehensive Form 10-K for additional detail regarding the iStar Transaction.

Gain on derivative instruments
Gain on derivative instruments increased $9.0 million to $10.4 million for the year ended December 31, 2008 as compared to $1.5 million for the previous year. The increase in gain on derivative instruments relates to the termination of an interest rate floor previously purchased to hedge the floating rate coupon associated with the commercial real estate loan participation. During 2007, FIL paid $2.5 million for the interest rate floor with a strike rate of 4.00% to hedge against interest rate risk associated with the retention of a commercial real estate loan participation interest with a coupon of 1.50% over one-month LIBOR. During the first quarter of 2008, FIL negotiated the sale of its commercial real estate participation interest to CapitalSource Bank as part of the CapitalSource Transaction. FIL subsequently terminated its interest rate floor agreement and recognized a gain of $10.4 million. During 2007, the gain on derivative instruments relates to marking the interest rate floor to market at December 31, 2007 associated with a decrease in interest rates.

Loss on commercial real estate investments
Loss on commercial real estate investments increased $9.7 million to $12.5 million for the year ended December 31, 2008 as compared to $2.9 million for the previous year. The increase is primarily related to impairment charges on CRA commercial real estate loans and investments recorded during the year ended December 31, 2008 as compared to the previous year.

During the first quarter of 2008, FIL recorded $11.1 million in impairment charges, including $2.1 million for losses on unfunded commitment liabilities, associated with the transfer of CRA commercial real estate loans and investments to held for sale from held for investment. The reclassification was due to the marketing and sale of substantially all of its assets including all of its branches and 100% of its deposits to CapitalSource Bank. FIL did not accept CapitalSource Bank’s bid for the CRA commercial real estate loans and investments, and therefore, were not included in the CapitalSource Transaction. Subsequent to the first quarter of 2008, FIL incurred an additional $1.3 million in impairment write-downs to record the CRA commercial real estate loans and investments at the lower of cost or market.

During the fourth quarter of 2007, FIL recorded $3.5 million in impairment charges related to its CRA commercial real estate loan and investment portfolio. The impairment charges were partially offset by $0.6 million in investment earnings.

Loss on real estate owned, net
Loss on real estate owned, net increased $10.2 million to $10.8 million for the year ended December 31, 2008 as compared to $0.7 million for the previous year. The increase is primarily due to additional impairment write-downs subsequent to foreclosure and a reduction in gain on sale of REO. Provisions for REO impairment increased to $11.9 million for the year ended December 31, 2008 as compared to $6.8 million for the previous year. Gain on sale of REO decreased to $3.0 million for the year ended December 31, 2008 as compared to $6.7 million for the previous year. REO properties declined from 156 properties at December 31, 2007 to 25 properties at December 31, 2008.

Loss on sale of investments
Loss on sale of investments increased to $10.4 million for the year ended December 31, 2008 as compared to zero for the previous year. Historically, FIL invested in triple-A rated agency securities including agency callable notes of short duration or agency collateralized mortgage obligations. During July 2008, FIL sold its remaining investment securities, available for sale portfolio resulting in a loss of $10.2 million. During the year ended December 31, 2007, FIL did not recognize any realized gains or losses for its investment securities available for sale portfolio. FIL recognized $1.4 million in unrealized gains included in other comprehensive income in the consolidated statements of comprehensive loss for the year ended December 31, 2007.

Non-Interest Expense
Non-interest expense decreased $246.5 million to $122.6 million for the year ended December 31, 2008 as compared to $369.1 million for the previous year. The decrease in non-interest expense is primarily related to a $134.8 million reduction in compensation expense, a $16.2 million decrease in occupancy expense, a $14.1 million decrease in regulatory expense, a $57.3 million decrease in restructuring charges, and a $19.8 million decrease in other general and administrative expenses, partially offset by a $7.3 million increase in insurance costs and $3.6 million increase in litigation expense.

Compensation
Compensation expense decreased $134.8 million to $48.7 million for the year ended December 31, 2008 as compared to $183.5 million for the previous year. The decrease in compensation is primarily related to a significant reduction in personnel following the CapitalSource Transaction in 2008, the exit from the subprime residential real estate business in March 2007 and the sale of the commercial lending platform to iStar in July 2007. As part of the CapitalSource Transaction, CapitalSource Bank employed substantially all of the employees previously engaged in FIL’s retail banking business. As part of the exit from the subprime residential real estate business, FIL closed its residential lending offices and terminated the related personnel. Additionally, on the closing date of the iStar transaction, iStar employed substantially all of the employees previously engaged in FIL’s commercial real estate lending business. During the year ended December 31, 2007, compensation expense primarily related to personnel associated with retail banking, loan servicing operations, and commercial and residential lending divisions.

Occupancy
Occupancy expense decreased $16.2 million to $8.7 million for the year ended December 31, 2008 as compared to $24.8 million for the previous year. The decrease in occupancy expense is related to a reduction in office space associated with the termination of office leases throughout 2007 and 2008. During 2008, CapitalSource Bank assumed the leases on all FIL branches associated with the CapitalSource Transaction. Additionally, FIL terminated or assigned leases associated with its loan servicing center locations in conjunction with the sale of its MSRs portfolio. During 2007, FIL terminated leases related to its exit from the subprime residential real estate business and incurred restructuring charges related to the disposal of fixed assets and lease termination fees. See Restructuring charges (income) below for further details.

Regulatory
Regulatory fees decreased $14.1 million to $16.1 million for the year ended December 31, 2008 as compared to $30.1 million for the previous year. The decrease is related to FIL no longer being a regulated financial institution subsequent to the CapitalSource Transaction. Following the transfer of its branches to CapitalSource Bank in July 2008, FIL relinquished its federal deposit insurance to the FDIC and surrendered its charter to the DFI. During the year ended December 31, 2007, FIL incurred $30.1 million in regulatory fees and assessments associated with deposit insurance premiums and other regulatory fees and assessments.

Information technology
Information technology expense decreased $10.7 million to $7.8 million for the year ended December 31, 2008 as compared to $18.5 million for the previous year. The decrease is primarily related to a significant reduction in personnel, office space and operations following the CapitalSource Transaction in 2008, the exit from the subprime residential real estate business in March 2007 and the sale of the commercial lending platform to iStar in July 2007.

Professional fees
Professional fees decreased $4.7 million to $19.6 million for the year ended December 31, 2008 as compared to $24.3 million for the previous year. The decrease is primarily related to reduced operating activities conducted by FIL subsequent to the CapitalSource Transaction in July 2008. Professional fees incurred during 2008 were primarily related to litigation costs and other professional services associated with the former insurance, banking and residential lending divisions. During 2008, professional fees directly related to the bankruptcy filing are classified under reorganization items, net.

Insurance
Insurance expense increased $7.3 million to $13.7 million for the year ended December 31, 2008 as compared to $6.4 million for the previous year. The increase in insurance expense is primarily related to an increase in insurance premiums associated with director and officer and fiduciary liability policies.

Litigation
Litigation expense increased $3.6 million to $3.6 million for the year ended December 31, 2008 as compared to zero for the previous year. The increase is primarily related to negotiating the settlement of pending litigation. The litigation expense is primarily associated with the ongoing settlement negotiations related to the California Insurance Commissioner related to the Art Adversary Dispute. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings” in Item 1 of this Comprehensive Form 10-K for further detail regarding litigation settlements.

Restructuring charges (income)
Restructuring charges decreased $57.3 million to a recovery of $6.4 million for the year ended December 31, 2008 as compared to a loss of $50.9 million for the previous year. The $6.4 million recovery in 2008 is primarily related to the negotiation of lease termination agreements resulting in an adjustment of previously accrued discontinued lease liabilities established in 2007 at the time Fremont announced its exit from the subprime residential real estate business. During the year ended December 31, 2007, FIL incurred $50.9 million in restructuring charges primarily associated with the exit from the subprime residential real estate business. The restructuring charges primarily relate to $34.7 million in impairment charges on premises and equipment and $10.7 million in discontinued lease liability accruals related to residential real estate loan origination offices.

Other
Other non-interest expenses decreased $19.8 million to $10.9 million for the year ended December 31, 2008 as compared to $30.6 million for the previous year. The decrease in other expenses primarily relate to reductions in advertising, postage, printing, travel and other loan related expenses associated with the former retail banking and subprime residential lending divisions of FIL which were either discontinued in the first quarter of 2007 or sold as part of the CapitalSource Transaction in July 2008. Advertising, postage, printing, travel and other loan related expenses totaled $1.3 million, $1.1 million, $0.3 million, $0.4 million and $5.1 million, respectively for the year ended December 31, 2008 as compared to $4.9 million, $3.6 million, $2.7 million, $3.4 million and $9.6 million, respectively for the year ended December 31, 2007.

Reorganization items, net
Reorganization items, net increased to $0.9 million for the year ended December 31, 2008 as compared to zero for the previous year. The increase is primarily related to professional and legal fees associated with the reorganization during the year ended December 31, 2008.

Income tax benefit
Income tax benefit decreased $59.8 million to $45.3 million for the year ended December 31, 2008 as compared to $105.1 million for the year ended December 31, 2007. The income tax benefit in 2008 primarily relates to $49.0 million in reversals of income tax provisions related to the resolution of tax matters previously accrued. The income tax benefit in 2007 primarily relates to $105.9 million associated with an income tax refund for the carryback of NOLs to prior years.

SELECTED QUARTERLY INFORMATION FOR 2009 AND 2008

Quarterly Consolidated Balance Sheets for 2009

The following table presents selected components of the Company’s consolidated quarterly balance sheets for the following quarters ended in fiscal 2009.

(Dollars in thousands)
(Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Cash and cash equivalents	$328,982	$360,026	$362,372	$355,698
Loans held for investment, net	2,228	2,208	2,189	2,132
Premises and equipment, net	2,768	2,707	2,662	2,623
Income taxes receivable	—	554	397	25,160
Other assets	3,775	3,673	3,554	3,435
Assets of discontinued operations	147,097	88,448	91,142	88,132
TOTAL ASSETS	$484,850	$457,616	$462,316	$477,180

Liabilities subject to compromise	$312,583	$290,817	$291,977	$293,366
Other liabilities	2,481	2,774	2,854	2,015
Liabilities of discontinued operations	83,511	105,048	111,862	90,652
TOTAL LIABILITIES	398,575	398,639	406,693	386,033
TOTAL SHAREHOLDERS’ EQUITY	86,275	58,977	55,623	91,147
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$484,850	$457,616	$462,316	$477,180

Cash and cash equivalents
Cash and cash equivalents increased to $355.7 million at December 31, 2009 from $334.2 million at December 31, 2008. The increase in cash and cash equivalents during the year ended December 31, 2009 was primarily attributable to collections of servicing advances of $5.4 million and $47.6 million during the quarters ended March 31, 2009 and June 30, 2009, respectively. The collection of servicing advances relate to the sale of MSRs to CMS during the first quarter of 2008. The servicing advances were financed by FIL and were repaid by CMS over a 12 month period with the final payment in April 2009. Other changes in cash and cash equivalents during 2009 were related to cash flows generated from the collection and liquidation of residential real estate loans held for sale, partially offset by operating costs including reorganization expenses and legal settlements during the Chapter 11 bankruptcy proceedings. Subsequent to the CapitalSource Transaction in July 2008, the remaining cash balances of FIL were included in cash and cash equivalents within continuing operations.

Income taxes receivable
Income taxes receivable increased to $25.2 million at December 31, 2009 as compared to zero at December 31, 2008. The income tax receivable is primarily the result of a $24.8 million refund application filed with the IRS related to an election to carry back a 2008 NOL five years to the taxable year periods 2003, 2004 and 2005 pursuant to 2009 Federal legislation passed in the fourth quarter of 2009, which allowed businesses to carry back NOLs beyond the previous statutory two-year period to a five-year period. The increase in income taxes receivable for 2009 was primarily related to the accrual of the income tax refund of $24.8 million in the fourth quarter of 2009.

In October 2010, the Company received $24.4 million, net of $0.4 million in other potential tax liabilities, related to the refund application filed with the IRS. Subsequently, in February 2011, the IRS notified the Company that the $24.8 million refund was subject to review by the Congressional Joint Committee on Taxation and a request was made on the Company for certain information regarding the refund.

Liabilities subject to compromise
Liabilities subject to compromise decreased to $293.4 million at December 31, 2009 as compared to $311.5 million at December 31, 2008. At March 31, 2009, liabilities subject to compromise totaled $312.6 million and primarily relate to $166.5 million in Senior Notes, $103.1 million in Junior Subordinated Debentures, $13.3 million in accrued interest on Senior Notes, $4.3 million in accrued interest on Junior Subordinated Debentures, $22.9 million in income taxes payable, and $2.5 million in other accrued liabilities. Liabilities subject to compromise decreased to $290.8 million at June 30, 2009 primarily related to a $22.9 million decrease in income taxes payable, partially offset by accrued interest expense on Senior Notes. Liabilities subject to compromise increased to $292.0 million and $293.4 million at September 30, and December 31, 2009, respectively. The increase for the third and fourth quarters of 2009 was primarily related to accrued interest expense on Senior Notes. Accrued interest on Senior Notes totals approximately $1.1 million per quarter during 2009 in accordance with the Senior Notes Settlement pursuant to which interest expense from Petition Date through Effective Date was based on the FJR of 2.51%. The reduction in income taxes payable is attributable to resolution of previously accrued tax matters.

Assets and liabilities of discontinued operations
Assets of discontinued operations decreased to $88.1 million at December 31, 2009 as compared to $164.9 million at December 31, 2008. Assets of discontinued operations declined from $147.1 million at March 31, 2009 to $88.4 million at June 30, 2009. The decrease is primarily attributable to the collection of $47.6 million in servicing advances. Liabilities of discontinued operations increased to $90.7 million at December 31, 2009 as compared to $77.1 million at December 31, 2008. Liabilities of discontinued operations increased from $83.5 million at March 31, 2009 to $105.0 million at June 30, 2009. The increase is primarily attributable to a $23.7 million increase litigation reserves related to negotiations and settlement agreements reached with multiple plaintiffs for litigation matters pertaining to Fremont and its subsidiaries. See discussion of changes in financial condition in “Quarterly Balance Sheets for 2009 – Discontinued Operations” below for further details of assets and liabilities of discontinued operations.

Quarterly Consolidated Balance Sheets for 2008

The following table presents selected components of the Company’s consolidated quarterly balance sheets for the following quarters ended in fiscal 2008.

(Dollars in thousands)
(Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Cash and cash equivalents	$37,235	$31,840	$347,377	$334,159
Loans held for investment, net	2,305	2,285	2,267	2,248
Premises and equipment, net	3,017	2,951	2,888	2,827
Income taxes receivable	35,311	—	—	—
Other assets	7,732	6,724	4,882	3,897
Assets of discontinued operations	5,975,534	5,658,381	191,235	164,873
TOTAL ASSETS	$6,061,134	$5,702,181	$548,649	$508,004

Senior notes	$166,254	$—	$—	$—
Junior subordinated debentures	103,093	—	—	—
Accrued interest	9,387	—	—	—
Liabilities subject to compromise	—	357,688	310,243	311,487
Other liabilities	8,282	799	5,299	4,504
Liabilities of discontinued operations	5,778,560	5,388,085	92,875	77,132
TOTAL LIABILITIES	6,065,576	5,746,572	408,417	393,123
TOTAL SHAREHOLDERS’ EQUITY	(4,442)	(44,391)	140,232	114,881
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,061,134	$5,702,181	$548,649	$508,004

Cash and cash equivalents
Cash and cash equivalents increased to $334.2 million at December 31, 2008 from $21.1 million at December 31, 2007. The increase in cash and cash equivalents during the year ended December 31, 2008 was primarily attributable to $162.8 million and $106.9 million in income tax refunds collected during the quarters ended March 31, 2008 and June 30, 2008, respectively, and $161.7 million in gross premiums received from the CapitalSource Transaction in the quarter ended September 30, 2008 related to the sale of a substantial portion of FIL’s assets, including all of its branches and 100% of its deposits to CapitalSource Bank. Subsequent to the CapitalSource Transaction in July 2008, the remaining cash balances of FIL were included in cash and cash equivalents within continuing operations. The increase in cash was partially offset by operating costs including reorganization expenses and legal and professional fees associated with the Chapter 11 bankruptcy proceedings. See Note 4 – Cash and Cash Equivalents in the Consolidated Financial Statements which are included in Item 8 of this Comprehensive Form 10-K for additional information concerning our cash and cash equivalents.

Premises and equipment, net
Premises and equipment, net decreased to $2.8 million at December 31, 2008 as compared to $6.8 million at December 31, 2007. The decrease is primarily attributable to the relocation of Fremont’s principal corporate executive office from Santa Monica, California to Brea, California during the quarter ended March 31, 2008. Fremont incurred restructuring charges of $3.4 million associated with the disposal of fixed assets related to the former executive office.

Income taxes receivable
Income taxes receivable decreased to zero at December 31, 2008 as compared to $198.5 million at December 31, 2007. The decrease in income taxes receivable is primarily related to $162.8 million and $106.9 million in income tax refunds collected during the quarters ended March 31, 2008 and June 30, 2008, respectively. Offsetting the tax refunds were approximately $49.0 million related to payments and resolution of certain tax liabilities.

Liabilities subject to compromise
Liabilities subject to compromise increased to $311.5 million at December 31, 2008 as compared to zero at December 31, 2007. The increase is related to a voluntary petition for relief filed by Fremont under the Bankruptcy Code in June 2008. Liabilities subject to compromise relate to Fremont liabilities that existed on or before the Petition Date and primarily include Senior Notes, Junior Subordinated Debentures, accrued interest expense, income taxes payable and other accounts payable and accrued expenses. Prior to the Petition Date and at March 31, 2008, the Senior Notes, Junior Subordinated Debentures and the associated accrued interest expense were not considered liabilities subject to compromise. At June 30, 2008, liabilities subject to compromise totaled $357.7 million and primarily relate to $166.3 million in Senior Notes, $103.1 million in Junior Subordinated Debentures, $10.0 million in accrued interest on Senior Notes, $4.3 million in accrued interest on Junior Subordinated Debentures, $70.2 million in income taxes payable, and $3.6 million in other accrued liabilities. At September 30, 2008, liabilities subject to compromise decreased to $310.2 million from June 30, 2008. The decrease is primarily related to a $48.3 million decrease in income taxes payable, partially offset by a $1.1 million increase in accrued interest on Senior Notes. The decrease in income taxes payable is primarily attributable to resolution of previously accrued tax matters. At December 31, 2008, liabilities subject to compromise increased to $311.5 million. The increase is primarily related to a $1.1 increase in accrued interest on Senior Notes.

Assets and liabilities of discontinued operations
Assets of discontinued operations decreased to $164.9 million at December 31, 2008 as compared to $7.4 billion at December 31, 2007. Liabilities of discontinued operations decreased to $77.1 million at December 31, 2008 as compared to $7.2 billion at December 31, 2007. The decrease in assets and liabilities of discontinued operations primarily relates to the sale of a substantial portion of FIL’s assets, including all of its branches, and assumption of 100% of its deposits to CapitalSource Bank during the quarter ended September 30, 2008; the exit from the subprime residential real estate business during the quarter ended March 31, 2007 and sale of related assets; and the ongoing sales and collection of its residential real estate loans held for sale portfolio throughout the year ended December 31, 2008. See discussion of changes in financial condition in “Quarterly Balance Sheets for 2008 - Discontinued Operations” below for further details of assets and liabilities of discontinued operations.

Quarterly Consolidated Statement of Operations for 2009

The following table presents selected components of the Company’s consolidated statements of operations for the following quarters ended in fiscal 2009.

(Dollars in thousands)	For the Quarters Ended				Year Ended December 31, 2009
(Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009
Interest income	$375	$416	$250	$154	$1,195
Interest expense	1,137	1,154	1,192	1,192	4,675
Net interest expense	(762)	(738)	(942)	(1,038)	(3,480)
Non-interest income	—	351	—	—	351
Non-interest expense:
Professional fees	788	186	58	45	1,077
Compensation	312	337	335	331	1,315
Insurance	602	606	605	603	2,416
Occupancy	58	56	49	41	204
Other	16	168	165	385	734
Non-interest expense	1,776	1,353	1,212	1,405	5,746
Loss before reorganization items and income taxes	(2,538)	(1,740)	(2,154)	(2,443)	(8,875)
Reorganization items, net	2,227	1,927	2,457	2,767	9,378
Loss before income taxes	(4,765)	(3,667)	(4,611)	(5,210)	(18,253)
Income tax benefit	—	—	—	—	—
Loss from continuing operations	(4,765)	(3,667)	(4,611)	(5,210)	(18,253)
(Loss) income from discontinued operations, net of income taxes	(24,071)	(23,629)	1,257	40,733	(5,710)
Net (loss) income	$(28,836)	$(27,296)	$(3,354)	$35,523	$(23,963)

Net interest expense
Net interest expense decreased $7.0 million to $3.5 million for the year ended December 31, 2009 as compared to $10.4 million for the year ended December 31, 2008. Net interest expense primarily relates to interest expense on Senior Notes, partially offset by interest income earned on loans held for investment and cash and cash equivalents.

Interest income decreased from $0.4 million for the quarters ended March 31, 2009 and June 30, 2009, respectively, to $0.3 million and $0.2 million for the quarters ended September 30, 2009 and December 31, 2009, respectively. The decrease is primarily related to the declining loans held for investment portfolio due to principal paydowns and a reduction in yield on cash and cash equivalents related to declining interest rates during 2009.

Interest expense on Senior Notes declined to approximately $1.1 million per quarter during 2009 in accordance with the Senior Notes Settlement pursuant to which interest expense from Petition Date through Effective Date was based on the FJR of 2.51%. Prior to the Petition Date, interest expense on Senior Notes totaled approximately $3.3 million per quarter based on the contractual rate of 7.875%. Interest expense on Junior Subordinated Debentures declined to zero for the year ended December 31, 2009 due to the TOPrS Settlement that did not provide for any accrued interest subsequent to the Petition Date. Prior to the Petition Date, interest expense on Junior Subordinated Debentures totaled approximately $2.3 million per quarter based on the contractual rate of 9.0%. See “D. Recent Developments—1. Events Associated with Emergence from Chapter 11 Bankruptcy Proceedings—Senior Notes Settlement and TOPrS Settlement” in Item 1 of this Comprehensive Form 10-K for further information on the settlement of Senior Notes and TOPrS.

Non-interest expense
Non-interest expense decreased $15.5 million to $5.7 million for the year ended December 31, 2009 as compared to $21.2 million for the year ended December 31, 2008. Non-interest expense totaled $1.8 million, $1.4 million, $1.2 million and $1.4 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively. The decrease in non-interest expense is primarily related to a reduction in professional fees and a reduction in restructuring charges. See “Professional fees” below for additional details. There were no restructuring charges incurred in 2009 as compared to $4.2 million in the first quarter of 2008 related to the relocation of Fremont’s principal corporate executive office from Santa Monica, California to Brea, California.

Professional fees
Professional fees decreased $8.9 million to $1.1 million for the year ended December 31, 2009 as compared to $9.9 million for the previous year. Professional fees were $0.8 million, $0.2 million, $58 thousand and $45 thousand for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively. The decrease is primarily related to reduced legal and consulting fees associated with continuing operations. The majority of professional fees incurred during 2009 were related to incremental costs directly associated with the bankruptcy and are recorded as reorganization items, net in the consolidated statements of operations. See “Reorganization items, net” below for additional details.

Compensation
Compensation expense decreased $2.1 million to $1.3 million for the year ended December 31, 2009 as compared to $3.4 million for the previous year. Compensation expense declined to $0.3 million in each quarter in 2009. The decrease is primarily related to reductions in personnel associated with the ongoing consolidation of operations, discontinuation of certain businesses and limited operations while in bankruptcy.

Insurance
Insurance expense increased $0.4 million to $2.4 million for the year ended December 31, 2009 as compared to $2.0 million for the previous year. Insurance expense totaled $0.6 million in each quarter in 2009 and represents the amortization of premiums associated with directors and officers and fiduciary liability policies.

Reorganization items, net
Reorganization items, net increased $1.1 million to $9.4 million for the year ended December 31, 2009 as compared to $8.3 million for the previous year. Reorganization items, net totaled $2.2 million, $1.9 million, $2.5 million and $2.8 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively. Reorganization items include $2.5 million, $2.2 million, $2.6 million and $2.9 million in professional and legal fees for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively, partially offset by interest income on cash accumulated in bankruptcy of $0.2 million, $0.3 million, $0.2 million and $0.1 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively.

Income taxes
The Company did not record any income tax benefit for the fiscal quarters during the year ended December 31, 2009, as the Company had previously established a 100% valuation allowance against the deferred tax asset at December 31, 2007.

(Loss) income from discontinued operations, net of income taxes
Loss from discontinued operations, net of income taxes increased $13.8 million to a loss of $5.7 million for the year ended December 31, 2009 as compared to income of $8.0 million for the year ended December 31, 2008. (Loss) income from discontinued operations totaled ($24.1) million, ($23.6) million, $1.3 million, and $40.7 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively. The loss from discontinued operations for the first and second quarters of 2009 are primarily associated with losses on the subprime residential real estate loans held for sale portfolio, increased professional fees, and increased litigation expenses associated with ongoing settlement negotiations during the bankruptcy proceedings. Income from discontinued operations totaled $1.3 million for the quarter ended September 30, 2009. The income for the quarter primarily relates to a reduction in litigation expense and an increase in gains associated with subprime residential real estate loans held for sale portfolio. Income from discontinued operations totaled $40.7 million for the quarter ended December 31, 2009 primarily related to the reversal of $22.5 million in provision for repurchase reserves related to settlement agreements reached with counterparties to resolve a significant number of loan repurchase claims over the prior two years in bankruptcy and a $24.4 million income tax benefit from an IRS tax refund related to the carryback of the Company’s 2008 NOLs to the taxable year periods 2003, 2004 and 2005. See “Quarterly Statements of Operations for 2009 - Discontinued Operations” below for additional detail.

Quarterly Consolidated Statement of Operations for 2008

The following table presents selected components of the Company’s consolidated statements of operations for the following quarters ended in fiscal 2008.

(Dollars in thousands)	For the Quarters Ended				Year Ended December 31, 2008
(Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008
Interest income	$342	$218	$1,241	$832	$2,633
Interest expense	5,681	5,057	1,163	1,162	13,063
Net interest expense after provision for loan losses	(5,339)	(4,839)	78	(330)	(10,430)
Recovery from loan losses	—	—	—	(1)	(1)
Non-interest income	46	295	—	—	341
Non-interest expense:
Professional fees	3,691	5,576	72	593	9,932
Compensation	1,472	906	732	324	3,434
Insurance	378	400	507	717	2,002
Occupancy	465	103	108	72	748
Restructuring charges	4,236	—	—	—	4,236
Other	407	53	189	224	873
Non-interest expense	10,649	7,038	1,608	1,930	21,225
Loss before reorganization items and income taxes	(15,942)	(11,582)	(1,530)	(2,259)	(31,313)
Reorganization items, net	759	4,693	1,626	1,192	8,270
Loss before income taxes	(16,701)	(16,275)	(3,156)	(3,451)	(39,583)
Income tax benefit	—	—	—	—	—
(Loss) income from continuing operations	(16,701)	(16,275)	(3,156)	(3,451)	(39,583)
(Loss) income from discontinued operations, net of income taxes	(130,289)	(16,269)	176,505	(21,903)	8,044
Net (loss) income	$(146,990)	$(32,544)	$173,349	$(25,354)	$(31,539)

Net interest expense
Net interest expense decreased $9.6 million to $10.4 million for the year ended December 31, 2008 as compared to $20.0 million for the year ended December 31, 2007. Net interest expense primarily relates to interest expense on Senior Notes and Junior Subordinated Debentures, partially offset by interest income earned on loans held for investment and cash and cash equivalents. The decrease is primarily related to a $9.7 million reduction in interest expense associated with the Senior Notes and Junior Subordinated Debentures pursuant to the bankruptcy filing and subsequent Senior Notes Settlement and TOPrS Settlement pursuant to the Plan.

Interest expense on Senior Notes totaled $3.4 million, $3.0 million, $1.1 million and $1.1 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The decrease in interest expense is due to the Senior Notes Settlement which provided for the accrual of interest from the Petition Date through the Effective Date using the FJR of 2.51%. During the quarter ended March 31, 2008 and the second quarter of 2008 through the Petition Date, interest expense on Senior Notes was based on the contractual interest rate of 7.875%. Subsequent to the Petition Date, for twelve days in June 2008 and the quarters ended September 30, and December 31, 2008, the interest expense on Senior Notes was based on the reduced FJR of 2.51% in accordance with the Senior Notes Settlement. See “D. Recent Developments—Senior Notes Settlement” in Item 1 of this Comprehensive Form 10-K for further information on the settlement of Senior Notes.

Interest expense on Junior Subordinated Debentures totaled $2.3 million, $2.0 million, zero and zero for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The decrease in interest expense is due to the TOPrS Settlement that did not provide for any accrued interest subsequent to the Petition Date. During the quarter ended March 31, 2008 and the second quarter of 2008 through the Petition Date, interest expense on Junior Subordinated Debentures was based on the contractual interest rate of 9.0%. Subsequent to the Petition Date, for twelve days in June 2008 and the quarters ended September 30, and December 31, 2008, no interest expense was recorded for the Junior Subordinated Debentures as the TOPrS Settlement did not provide for any interest subsequent to the Petition Date in accordance with the TOPrS Settlement. See “D. Recent Developments—1. Events Associated with Emergence from Chapter 11 Bankruptcy Proceedings—TOPrS Settlement” in Item 1 of this Comprehensive Form 10-K for further information on the settlement of TOPrS.

Interest income totaled $0.3 million, $0.2 million, $1.2 million and $0.8 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The increase in interest income during the quarters ended September 30 and December 31, 2008 primarily related to interest income on increased cash and cash equivalents balances associated with $162.8 million and $106.9 million income tax refunds collected during the quarters ended March 31 and June 30, 2008, respectively, and $161.7 million in gross premiums received from the CapitalSource Transaction during the quarter ended September 30, 2008 related to the sale of a substantial portion of FIL’s assets, including all of its branches and 100% of its deposits to CapitalSource Bank. The increase in cash interest income was partially offset by a reduction in yield on cash and cash equivalents related to declining interest rates and a decrease in interest income on loans held for investment due to principal paydowns during 2009.

Non-interest expense
Non-interest expense decreased $10.4 million to $21.2 million for the year ended December 31, 2008 as compared to $31.6 million for the year ended December 31, 2007. Non-interest expense totaled $10.6 million, $7.0 million, $1.6 million and $1.9 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The decrease in non-interest expense is primarily related to a reduction in professional fees and compensation expense, partially offset by an increase in restructuring charges. See “Professional fees,” “Compensation,” and “Restructuring charges” below for additional details.

Professional fees
Professional fees decreased $5.3 million to $9.9 million for the year ended December 31, 2008 as compared to $15.2 million for the previous year. Professional fees totaled $3.7 million, $5.6 million, $72 thousand and $0.6 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The decrease in professional fees during the third and fourth quarters of 2008 is primarily related to reduced legal and consulting fees associated with litigation and the ongoing consolidation of operations, discontinuation of certain businesses and reduced operations while in bankruptcy for the second half of 2008. Additionally, during 2008, Fremont incurred $7.1 million in professional fees related to incremental costs directly associated with the bankruptcy and are recorded as reorganization items, net in the consolidated statements of operations. See “Reorganization items, net” below for additional details.

Compensation
Compensation expense decreased $5.8 million to $3.4 million for the year ended December 31, 2008 as compared to $9.2 million for the previous year. Compensation expense decreased to $1.5 million, $0.9 million, $0.7 million and $0.3 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The decrease is primarily related to reductions in personnel associated with the ongoing consolidation of operations, discontinuation of certain businesses and limited operations while in bankruptcy for the second half of 2008.

Insurance
Insurance expense increased $0.4 million to $2.0 million for the year ended December 31, 2008 as compared to $1.6 million for the previous year. Insurance expense increased to $0.4 million, $0.4 million, $0.5 million and $0.7 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. Insurance expense represents the amortization of premiums associated with directors and officers and fiduciary liability policies.

Occupancy
Occupancy expense decreased $1.4 million to $0.7 million for the year ended December 31, 2008 as compared to $2.1 million for the previous year. Occupancy expense decreased to $0.5 million, $0.1 million, $0.1 million and $72 thousand for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The decrease is primarily related to reductions in office space associated with the consolidation of operations, discontinuation of certain businesses and limited operations while in bankruptcy. During the first quarter of 2008, Fremont relocated its principal corporate executive office from Santa Monica, California to Brea, California.

Restructuring charges
Restructuring charges increased to $4.2 million for the year ended December 31, 2008 as compared to zero for the previous year. Restructuring charges totaled $4.2 million for the first quarter of 2008 and primarily relates to the relocation of Fremont’s principal corporate executive office from Santa Monica, California to Brea, California. Fremont incurred restructuring charges of $4.2 million associated with the disposal of fixed assets and the accrual of the remaining lease obligation related to the former corporate executive office.

Reorganization items, net
Reorganization items, net increased to $8.3 million for the year ended December 31, 2008 as compared to zero for the previous year. Reorganization items, net totaled $0.8 million, $4.7 million, $1.6 million and $1.2 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. Reorganization items, net include $0.8 million, $2.1 million, $2.5 million and $1.8 million in professional and legal fees for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. In addition, reorganization items, net includes a $2.5 million write-off of deferred debt issuance costs at the Petition Date, during the quarter ended June 30, 2008, related to the adjustment of the Junior Subordinated Debentures to the allowed claim amount approved by the Bankruptcy Court. The professional fees, legal fees and write-off of debt issuance costs were partially offset by interest income on cash accumulated in bankruptcy of zero, zero, $0.9 million and $0.6 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively.

Income taxes
The Company did not record any income tax benefit on loss from continuing operations for any of the fiscal quarters in 2008. At December 31, 2007, it was the Company’s opinion that it was not likely that the deferred tax asset would be realized and a full valuation reserve was recorded for the deferred tax asset.

(Loss) income from discontinued operations, net of income taxes
Income from discontinued operations, net of income taxes increased $909.5 million to $8.0 million for the year ended December 31, 2008 as compared to a loss of $901.4 million for the year ended December 31, 2007. The increase in income from discontinued operations is primarily related to an increase of $994.7 million in non-interest income and a $246.5 million decrease in non-interest expense, partially offset by a $271.2 million decrease in net interest income and a $59.8 million decrease in income tax benefit. See “Quarterly Statements of Operations for 2008 - Discontinued Operations” below for additional details.

(Loss) income from discontinued operations totaled ($130.3) million, ($16.3) million, $176.5 million, and ($21.9) million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The loss from discontinued operations for the quarter ended March 31, 2008 is primarily related to losses on the subprime residential real estate loans held for sale portfolio and losses on commercial real estate investments due to lower of cost or market write-downs or impairments on the loans held for sale portfolio and commercial real estate investments. Loss from discontinued operations decreased to $16.3 million for the quarter ended June 30, 2008. The decrease primarily relates to a reduction in lower of cost or market write-downs or impairments on the loans held for sale portfolio and commercial real estate investments, and an increase in servicing income. Income from discontinued operations totaled $176.5 million for the quarter ended September 30, 2008 primarily related to the $152.3 million net gain on sale of businesses associated with the CapitalSource Transaction and a $48.3 million income tax benefit related to resolution of previously accrued tax matters, partially offset by a $10.2 million loss on sale of investments and other non-interest expenses. Loss from discontinued operations totaled $21.9 million for the quarter ended December 31, 2008 primarily related to losses on loans held for sale, professional fees and insurance expense. See “Quarterly Statements of Operations for 2008 - Discontinued Operations” below for additional details.

Quarterly Balance Sheets for 2009 – Discontinued Operations

The following table presents selected components of the Company’s balance sheets for its discontinued operations for the following quarters ended in fiscal 2009.

(Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Cash and cash equivalents	$525	$525	$525	$525
Subordinated mortgage-backed securities	194	32	—	—
FHLB stock	2,146	2,146	2,146	2,146
Residential real estate loans held for sale, net	58,465	55,907	58,417	53,409
Commercial real estate investments	11,178	9,022	9,041	9,072
Accrued interest receivable	786	818	784	528
Real estate owned, net	2,282	2,214	3,791	7,037
Servicing advances	47,640	—	—	—
Premises and equipment, net	6,767	1,843	1,702	1,410
Asset held in trust for deferred compensation plans	11,481	11,600	11,735	11,792
Other assets	5,633	4,341	3,001	2,213
TOTAL ASSETS	$147,097	$88,448	$91,142	$88,132

Repurchase reserve	$52,443	$51,487	$59,592	$37,200
Accounts payable and accrued expenses	4,136	3,907	2,132	2,967
Liabilities of deferred compensation plans	11,483	11,608	11,748	11,819
Liabilities subject to compromise	12,287	36,039	36,291	37,732
Lease liabilities	1,130	77	—	—
Other	2,032	1,930	2,099	934
TOTAL LIABILITIES	83,511	105,048	111,862	90,652
TOTAL SHAREHOLDERS’ EQUITY	63,586	(16,600)	(20,720)	(2,520)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$147,097	$88,448	$91,142	$88,132

Cash and cash equivalents
Cash and cash equivalents remained relatively flat at $0.5 million at December 31, 2009 and December 31, 2008. In July 2008, FIL completed the CapitalSource Transaction pursuant to which FIL sold a substantial portion of its assets, including all of its branches and 100% of its deposits to CapitalSource Bank. As a result of this transaction, cash and cash equivalents decreased substantially as they were used to fund a significant portion of the deposit liabilities that were assumed by CapitalSource Bank. Subsequent to the CapitalSource Transaction in July 2008, the remaining cash balances of FIL were included in cash and cash equivalents within continuing operations.

Residential real estate loans held for sale, net.
Residential real estate loans held for sale, net primarily consist of subprime loans originated in periods prior to March 31, 2007. Residential real estate loans held for sale, net totaled $58.5 million consisting of $171.6 million in UPB, net of $113.8 million in valuation allowance or 34% of UPB at March 31, 2009, as compared to $65.1 million consisting of $177.2 million in UPB, net of $112.9 million in valuation allowance or 37% of UPB at December 31, 2008. The decrease is primarily related to $1.3 million in net transfers of loans held for sale to REO as a result of foreclosures, $2.3 million in borrower payoffs and principal payments, and $3.0 million in net additional lower of cost or market write-downs primarily due to increases in borrower delinquencies and loss severities. Additionally, the valuation allowance increased to $113.8 million at March 31, 2009 as compared to $112.9 million for the previous year. The increase in valuation allowance is primarily related to an increase in borrower delinquencies. The decrease in net carrying value was attributable to increases in borrower delinquencies and increases in loss severities associated with the deterioration in the mortgage market and related home price declines. As of March 31, 2009, non-accrual loans totaled $89.1 million or 52% of UPB as compared to $72.6 million or 41% of UPB at December 31, 2008.

Residential real estate loans held for sale, net totaled $55.9 million consisting of $166.1 million in UPB, net of $110.8 million in valuation allowance or 34% of UPB at June 30, 2009, as compared to $58.5 million consisting of $171.6 million in UPB, net of $113.8 million in valuation allowance or 34% of UPB at March 31, 2009. The decrease is primarily related to $1.2 million in net transfers of loans held for sale to REO as a result of foreclosures and $1.1 million in borrower payoffs and principal payments. Additionally, the valuation allowance decreased to $110.8 million at June 30, 2009 as compared to $113.8 million at March 31, 2009. The decrease in valuation allowance is primarily related to a decrease in loss severities during the quarter ended June 30, 2009. As of June 30, 2009, non-accrual loans totaled $99.3 million or 60% of UPB as compared to $89.1 million or 52% of UPB at March 31, 2009.

Residential real estate loans held for sale, net totaled $58.4 million consisting of $156.9 million in unpaid principal balance, net of $99.0 million in valuation allowance or 37% of unpaid principal balance at September 30, 2009, as compared to $55.9 million consisting of $166.1 million in unpaid principal balance, net of $110.8 million in valuation allowance or 34% of unpaid principal balance at June 30, 2009. The increase is primarily related to a decrease in the valuation allowance as a result of an $8.3 million reversal of lower of cost or market write-downs primarily attributable to a decline in borrower delinquencies. Partially offsetting the decrease in valuation allowance was $3.1 million in net transfers of loans held for sale to REO as a result of foreclosures and $3.5 million in borrower payoffs and principal payments. As of September 30, 2009, non-accrual loans totaled $84.7 million or 54% of unpaid principal balance as compared to $99.3 million or 60% of unpaid principal at June 30, 2009.

Residential real estate loans held for sale, net totaled $53.4 million consisting of $140.6 million in UPB, net of $87.7 million in valuation allowance or 38% of UPB at December 31, 2009, as compared to $58.4 million consisting of $156.9 million in UPB, net of $99.0 million in valuation allowance or 37% of UPB at September 30, 2009. The decrease is primarily related to $5.0 million in net transfers of loans held for sale to REO as a result of foreclosures and $4.0 million in borrower payoffs and principal payments. Partially offsetting the decreases was a reduction in the valuation allowance due to a $3.1 million reversal of lower of cost or market write-downs primarily attributable to a decline in borrower delinquencies. As of December 31, 2009, non-accrual loans totaled $67.3 million or 48% of UPB as compared to $84.7 million or 54% of UPB at September 30, 2009.

Commercial real estate investments
Commercial real estate investments, net decreased to $9.1 million at December 31, 2009 as compared to $14.5 million at December 31, 2008. Commercial real estate investments totaled $11.2 million, $9.0 million, $9.0 million, and $9.1 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively.

During the quarter ended March 31, 2009, the decrease was primarily related to sales of commercial real estate loans of $4.6 million in unpaid principal balance with a valuation allowance of $1.0 million and $0.2 million in loan principal payments, partially offset by a $0.5 million net increase in other commercial real estate investments related to advances of unfunded commitments net of unfunded commitment reserves. Net proceeds of $3.7 million were received from the sale of commercial real estate loans. The Company did not record a loss on the sale as a valuation allowance had been previously established.

During the quarter ended June 30, 2009, commercial real estate investments, net decreased to $9.0 million as compared to $11.2 million at March 31, 2009. The decrease was primarily related to sales of commercial real estate loans of $3.0 million in unpaid principal balance with a valuation allowance of $0.8 million. Net proceeds of $2.2 million were received from the sale of commercial real estate loans. The Company did not record a loss on the sale as a valuation allowance had been previously established.

Commercial real estate investments, net increased to $9.1 million at December 31, 2009 as compared to $9.0 million for the quarters ended September 30, 2009 and June 30, 2009. The increase in the fourth quarter of 2009 is primarily related to a $0.8 million net increase in other commercial real estate investments related to advances of unfunded commitments, net of unfunded commitment reserves, partially offset by $0.7 million in losses on commercial real estate investments.

Real estate owned, net (REO)
REO increased to $7.0 million, net of valuation reserves of $1.4 million, at December 31, 2009 as compared to $2.3 million, net of valuation reserves of $1.9 million, at December 31, 2008. REO totaled $2.3 million, $2.2 million, $3.8 million, and $7.0 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively. REO properties increased to 21, 25, 33 and 51 properties at March 31, June 30, September 30, and December 31, 2009. REO increased to $3.8 million at September 30, 2009 primarily related to $3.1 million in net transfers of loans held for sale to REO associated with an increase in foreclosure activity, partially offset by $1.5 million in REO sales during the quarter. REO increased to $7.0 million at December 31, 2009 primarily related to $5.0 million in net transfers of loans held for sale to REO associated with an increase in foreclosure activity, partially offset by $1.8 million in REO sales during the quarter.

Servicing advances
Servicing advances decreased to zero at December 31, 2009 as compared to $53.1 million at December 31, 2008. Servicing advances decreased from $47.6 million at March 31, 2009 to zero at June 30, 2009. The decrease is related to the collection of outstanding servicing advances from CMS. In March 2008, FIL sold MSRs to CMS and financed $73.3 million in outstanding servicing advances for CMS. The servicing advances were financed for a twelve month term at LIBOR plus 2.00%. CMS repaid FIL the remaining unreimbursed servicing advances in April 2009.

Premises and equipment, net
Premises and equipment, net decreased to $1.4 million at December 31, 2009 as compared to $7.8 million at December 31, 2008. Premises and equipment decreased to $6.8 million, $1.8 million, $1.7 million, and $1.4 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively. The significant decrease between March 31, 2009 and June 30, 2009 is primarily related to the Company’s relocation from its previous FRC headquarters in Brea, California to Anaheim, California. FRC executed a lease termination agreement with the landlord which required FRC to pay a termination fee of $0.7 million to the landlord, vacate the premises and convey all remaining premises and equipment in the leased premises to the subtenant. FRC commenced its relocation in the second quarter of 2009 and recorded a $4.2 million restructuring charge associated with the relocation and conveyance of premises and equipment. The reduction in premises and equipment from June 30, 2009 through December 31, 2009 is primarily related to depreciation of the remaining assets.

Assets held in trust for deferred compensation plans
Assets held in trust for deferred compensation plans declined $0.6 million to $11.8 million at December 31, 2009 as compared to $12.4 million for the previous year. Assets held in trust for deferred compensation plans totaled $11.5 million, $11.6 million, $11.7 million, and $11.8 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively. The decrease to $11.5 million at March 31, 2009 as compared to $12.4 million at December 31, 2008 is primarily related to $1.3 million in distributions, net of dividend reinvestments, partially offset by a $0.4 million increase in the fair value of the assets held in trust. The increase in assets held in trust for deferred compensation plans to $11.6 million, $11.7 million and $11.8 million at June 30, September 30, and December 31, 2009, respectively, primarily relates to increases in fair value of the assets held in trust.

Repurchase reserve
Repurchase reserve decreased to $37.2 million at December 31, 2009 as compared to $53.0 million at December 31, 2008. Repurchase reserve totaled $52.4 million, $51.5 million, $59.6 million, and $37.2 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively. The decrease in repurchase reserves to $52.4 million and $51.5 million at March 31, and June 30, 2009, respectively, primarily relates to $0.6 million and $1.0 million in charge-offs for the quarter ended March 31, and June 30, 2009, respectively, related to the payment of settlements for repurchase claims. Repurchase reserves increased to $59.6 million at September 30, 2009 primarily due to an $8.1 million recovery of previous charge-offs. Repurchase reserves decreased to $37.2 million at December 31, 2009 primarily due to a reversal of $22.5 million in provision for repurchase reserves related to settlement agreements reached with counterparties to resolve a significant number of loan repurchase claims over the prior two years in bankruptcy. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings—Repurchase Settlements” in Item 1 in this Comprehensive Form 10-K for additional information on repurchase settlements.

Liabilities of deferred compensation plans
Liabilities of deferred compensation plans declined $0.6 million to $11.8 million at December 31, 2009 as compared to $12.4 million for the previous year. Liabilities of deferred compensation plans totaled $11.5 million, $11.6 million, $11.7 million, and $11.8 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively. The decrease to $11.5 million at March 31, 2009 as compared to $12.4 million at December 31, 2008 is primarily related to $1.6 million in distributions, net of dividend reinvestments, partially offset by a $0.6 million increase in the fair value of the assets held in trust. The increase in liabilities of deferred compensation plans to $11.6 million, $11.7 million and $11.8 million at June 30, September 30, and December 31, 2009, respectively, primarily relates to increases in fair value of the assets held in trust.

Liabilities subject to compromise
Liabilities subject to compromise primarily consist of litigation reserves and other accrued liabilities related to discontinued operations that existed at the Petition Date. Liabilities subject to compromise increased to $37.7 million at December 31, 2009 as compared to $3.4 million at December 31, 2008. Liabilities subject to compromise increased to $12.3 million, $36.0 million, $36.3 million, and $37.7 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively. Litigation reserve increased to $12.0 million and $35.8 million at March 31, and June 30, 2009, primarily related to negotiations and settlement agreements reached with multiple plaintiffs, and with Bankruptcy Court approval, for litigation cases pertaining to matters of Fremont and its subsidiaries. The litigation reserve at December 31, 2009 totaled $37.4 million and was primarily associated with the settlements related to the Rampino Stipulation totaling approximately $22.0 million, CIC cases totaling approximately $10.0 million, BONY for approximately $7.0 million and Enron for approximately $2.0 million. Pursuant to the Plan, on the Effective Date, the Company paid claims aggregating approximately $36.5 million in litigation settlements to satisfy Allowed Claims, as defined in the Plan. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings” in Item 1 of this Comprehensive Form 10-K for further details related to litigation settlements.

Quarterly Balance Sheets for 2008 – Discontinued Operations

The following table presents selected components of the Company’s balance sheets for its discontinued operations for the following quarters ended in fiscal 2008.

(Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Cash and cash equivalents	$1,085,102	$2,805,275	$490	$525
Investment securities, available for sale	1,559,225	549,774	—	—
Subordinated mortgage-backed securities	3,217	2,353	1,304	344
FHLB stock	26,620	25,374	2,447	2,146
Residential real estate loans held for sale, net	112,139	98,272	72,217	65,059
Commercial real estate loan participation interest, held for sale	2,599,972	1,979,084	—	—
Commercial real estate investments	20,267	19,627	19,554	14,531
Accrued interest receivable	29,016	14,364	1,066	919
Real estate owned, net	26,427	11,447	3,768	2,329
Mortgage servicing rights, net	7,590	—	—	—
Servicing advances	461,868	107,940	58,646	53,066
Premises and equipment, net	14,596	13,042	8,582	7,766
Asset held in trust for deferred compensation plans	14,413	13,669	12,875	12,397
Other assets	15,082	18,160	10,286	5,791
TOTAL ASSETS	$5,975,534	$5,658,381	$191,235	$164,873

Deposits	$5,623,869	$5,251,865	$—	$—
Repurchase reserve	100,359	90,283	60,593	53,013
Accounts payable and accrued expenses	20,286	16,469	11,306	4,160
Liabilities of deferred compensation plans	14,442	13,676	12,881	12,400
Liabilities subject to compromise	—	3,281	3,283	3,436
Accrued interest payable	2,537	1,512	—	—
Lease liabilities	8,073	6,226	1,681	1,377
Other	8,994	4,773	3,131	2,746
TOTAL LIABILITIES	5,778,560	5,388,085	92,875	77,132
TOTAL SHAREHOLDERS’ EQUITY	196,974	270,296	98,360	87,741
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,975,534	$5,658,381	$191,235	$164,873

Cash and cash equivalents
Cash and cash equivalents decreased to $0.5 million at December 31, 2008 as compared to $2.0 billion at December 31, 2007. Cash and cash equivalents decreased $0.9 billion to $1.1 billion at March 31, 2008. The decrease was primarily related to a reduction in deposit liabilities of $1.4 billion, partially offset by a $91.5 million increase in servicing advances and a $572.2 million reduction in the commercial real estate loan participation interest.

Cash and cash equivalents increased $1.7 billion to $2.8 billion at June 30, 2008. The increase was primarily related to a $1.0 billion reduction in investment securities, available for sale, $620.9 million reduction in the commercial real estate loan participation interest, and a $353.9 million reduction in servicing advances, partially offset by a $372.0 million reduction in deposit liabilities.

Cash and cash equivalents decreased $2.8 billion to $0.5 million at September 30, and December 31, 2008. In July 2008, FIL completed the CapitalSource Transaction pursuant to which FIL sold a substantial portion of its assets, including all of its branches and 100% of its deposits to CapitalSource Bank. As a result of this transaction, cash and cash equivalents decreased substantially as they were used to fund a significant portion of the deposit liabilities that were assumed by CapitalSource Bank. Subsequent to the CapitalSource Transaction in July 2008, the remaining cash balances of FIL were included in cash and cash equivalents within continuing operations.

Investment securities, available for sale
Investment securities, available for sale were related to FIL and primarily included triple-A rated agency securities including agency callable notes of short duration or agency collateralized mortgage obligations (“CMOs”). Investment securities, available for sale decreased to zero at December 31, 2008 as compared to $1.5 billion at December 31, 2007. Investment securities, available for sale totaled $1.6 billion, $549.8 million, zero and zero for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively.

Investment securities, available for sale increased $56.3 million to $1.6 billion at March 31, 2008, primarily related to $609.5 million in purchases of agency callable notes, partially offset by $524.9 million in maturities of agency callable notes, $20.0 million in CMO principal receipts, and $4.7 million in unrealized losses.

Investment securities, available for sale decreased $1.0 billion to $549.8 million at June 30, 2008, primarily related to sales of agency callable notes and CMOs of $306.6 million and $303.2 million, respectively, $371.0 million in maturities of agency callable notes, $20.8 million in CMO principal receipts, and $8.6 million in unrealized losses. The sales of agency callable notes and CMOs resulted in realized gains (losses) of $2.8 million and ($3.0) million, respectively, and is included in loss on sale of investments in the statement of operations of discontinued operations.

Investment securities, available for sale decreased $549.8 million to zero at September 30, 2008, primarily related to sales of agency callable notes and CMOs of $421.3 million and $142.7 million, respectively, and $0.4 million in CMO principal receipts, partially offset by $11.9 million in unrealized gains. The sales of agency callable notes and CMOs resulted in realized losses of $7.6 million and $2.6 million, respectively, and are included in loss on sale of investments in the statement of operations of discontinued operations for the quarter ended September 30, 2008.

Subordinated mortgage-backed securities
Subordinated mortgage backed securities include subordinated securities and residual interests in subprime residential securitizations. In addition to whole loan sales, FIL used securitizations in which it sold subprime residential real estate loans to a qualifying special-purpose entity that was established for the limited purpose of purchasing the loans and issuing interest-bearing securities that represented interests in the loans. The securitizations were treated as sales and the loans sold were removed from FIL’s balance sheet. FIL would then add to its balance sheet the net cash received from the transaction as well as the fair value of retained interests in the securitization transaction, which include subordinated securities and residual interests. FIL ceased its securitization program during 2006.

Subordinated mortgage-backed securities declined to $0.3 million at December 31, 2008 as compared to $4.1 million at December 31, 2007. Subordinated mortgage-backed securities decreased to $3.2 million, $2.4 million, $1.3 million, and $0.3 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The decrease is attributable to cash receipts of $1.2 million, $1.1 million, $1.2 million, and $1.0 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The cash receipts were partially offset by interest accretion of $0.3 million, $0.3 million, $0.2 million, and $85 thousand for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively.

FHLB stock
FHLB stock decreased to $2.1 million at December 31, 2008 as compared to $26.3 million at December 31, 2007. As a former member of the FHLB of San Francisco, FIL was required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. FHLB stock increased to $26.6 million at March 31, 2008 due to $0.4 million in stock dividends received during the first quarter. At June 30, 2008, FHLB stock decreased to $25.4 million due to $1.7 million in redemptions, partially offset by $0.4 million in stock dividends received during the second quarter. At September 30, 2008, FHLB stock further decreased to $2.4 million due to $23.3 million in redemptions, partially offset by $0.4 million in stock dividends received during the third quarter. The significant decrease for the third quarter was primarily due to the CapitalSource Transaction where FIL exited the retail banking business, surrendered its industrial bank charter, and withdrew its membership from the FHLB. At December 31, 2008, FHLB stock decreased to $2.1 million due to $0.4 million in redemptions.

Residential real estate loans held for sale, net
Residential real estate loans held for sale primarily consist of subprime loans originated in periods prior to March 31, 2007. Residential real estate loans held for sale, net totaled $112.1 million consisting of $267.7 million in UPB, net of $156.8 million in valuation allowance or 42% of UPB at March 31, 2008, as compared to $149.7 million consisting of $352.0 million in UPB, net of $203.8 million in valuation allowance or 42% of UPB at December 31, 2007. The decrease is primarily related to $65.2 million in loan sales, net of $57.3 million in valuation allowance, $1.6 million in net transfers of loans held for sale to REO as a result of foreclosures, $4.9 million in borrower payoffs and principal payments, and $23.2 million in net additional lower of cost or market write-downs primarily related to borrower delinquencies and increased loss severities. As of March 31, 2008, non-accrual loans totaled $65.9 million or 25% of UPB as compared to $89.9 million or 26% of UPB at December 31, 2007.

Residential real estate loans held for sale, net totaled $98.3 million consisting of $254.9 million in UPB, net of $157.9 million in valuation allowance or 38% of UPB at June 30, 2008, as compared to $112.1 million consisting of $267.7 million in UPB, net of $156.8 million in valuation allowance or 42% of UPB at March 31, 2008. The decrease is primarily related to $2.6 million in net transfers of loans held for sale to REO as a result of foreclosures, $3.2 million in borrower payoffs and principal payments, and $8.1 million in net additional lower of cost or market write-downs primarily related to increased borrower delinquencies. As of June 30, 2008, non-accrual loans totaled $77.8 million or 31% of UPB as compared to $65.9 million or 25% of UPB at March 31, 2008.

Residential real estate loans held for sale, net totaled $72.2 million consisting of $182.2 million in UPB, net of $110.7 million in valuation allowance or 39% of UPB at September 30, 2008, as compared to $98.3 million consisting of $254.9 million in UPB, net of $157.9 million in valuation allowance or 38% of UPB at June 30, 2008. The decrease is primarily related to $65.6 million in loan sales, net of $49.9 million in valuation allowance, $1.7 million in net transfers of loans held for sale to REO as a result of foreclosures, $3.8 million in borrower payoffs and principal payments, and $4.7 million in net additional lower of cost or market write-downs primarily related to borrower delinquencies and increased loss severities. As of September 30, 2008, non-accrual loans totaled $56.3 million or 31% of UPB as compared to $77.8 million or 31% of UPB at June 30, 2008.

Residential real estate loans held for sale, net totaled $65.1 million consisting of $177.2 million in UPB, net of $112.9 million in valuation allowance or 37% of UPB at December 31, 2008, as compared to $72.2 million consisting of $182.2 million in UPB, net of $110.7 million in valuation allowance or 39% of UPB at September 30, 2008. The decrease is primarily related to $1.9 million in net transfers of loans held for sale to REO as a result of foreclosures, $1.9 million in borrower payoffs and principal payments, and $3.3 million in net additional lower of cost or market write-downs primarily related to increased borrower delinquencies and loss severities. The decrease in net carrying value was attributable to elevated levels of borrower delinquencies during the fourth quarter of 2008. As of December 31, 2008, non-accrual loans totaled $72.6 million or 41% of UPB as compared to $56.3 million or 31% of UPB at September 30, 2008.

Commercial real estate loan participation interest
Commercial real estate loan participation interest decreased to zero at December 31, 2008 as compared to $3.2 billion at December 31, 2007. The commercial real estate participation was a participation interest FIL retained as part of the sale of its commercial real estate portfolio to iStar in July 2007. At the sale date, the commercial real estate loan participation interest totaled $4.20 billion and yielded interest at LIBOR plus 150 basis points. FIL’s commercial real estate loan participation interest represented 70% of the unpaid principal balance of the loan portfolio sold, net of a purchase discount. Pursuant to the participation agreement, FIL was entitled to receive 70% of all principal payments on the loans sold to iStar, including any portion of the unfunded commitments with respect to such loans that were subsequently funded by iStar. iStar assumed all obligations with respect to the loan portfolio after the sale date.

The commercial real estate loan participation interest decreased to $2.6 billion, $2.0 billion, zero and zero at March 31, June 30, September 30, and December 31, 2008, respectively. The decrease to $2.6 billion at March 31, 2008 is primarily related to $491.8 million in principal reductions and $80.4 million in impairment write-downs associated with the transfer of the commercial real estate loan participation interest to held for sale classification from the held for investment classification.

The commercial real estate loan participation interest decreased to $2.0 billion at June 30, 2008. The decrease was primarily related to $640.1 million in principal reductions, partially offset by a $19.2 million reduction in the valuation allowance associated with the repayment of unpaid principal balance.

The commercial real estate loan participation interest was sold for $1.8 billion or 97% of the unpaid principal balance at the closing date as part of the CapitalSource Transaction in July 2008. Prior to the third quarter sale, FIL collected $156.5 million in principal payments and reversed $4.7 million of the valuation allowance from reductions in unpaid principal balance.

Commercial real estate investments
Commercial real estate investments decreased to $14.5 million at December 31, 2008 as compared to $28.7 million at December 31, 2007. Commercial real estate investments totaled $20.3 million, $19.6 million, $19.6 million, and $14.5 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively.

During the quarter ended March 31, 2008, the decrease was primarily related to impairment write-downs associated with the transfer of these commercial real estate loans and investments from held for investment to held for sale. In conjunction with the CapitalSource Transaction, FIL transferred these commercial real estate investments from held for investment to held for sale in the first quarter of 2008. FIL recorded $11.1 million in impairment write-downs related to lower of cost or market adjustments, including $2.1 million related to unfunded commitments, at the time of transfer to held for sale during the first quarter of 2008 including $2.1 million in impairment charges related to unfunded commitments. The impairment write-downs were recognized as loss on commercial real estate investments in the statement of operations of discontinued operations. The write-downs were partially offset by a $0.5 million net increase in other commercial real estate investments related to advances of unfunded investment commitments.

During the quarter ended June 30, 2008, commercial real estate investments decreased to $19.6 million as compared to $20.3 million at March 31, 2008. The decrease was primarily related to $0.8 million in impairment write-downs on investments, partially offset by $0.1 million in funding of commercial real estate loans.

During the quarter ended September 30, 2008, commercial real estate investments remained relatively flat at $19.6 million. Commercial real estate loans decreased by $0.4 million related to principal payments and were offset by $0.4 million in net advances of unfunded investment commitments.

During the quarter ended December 31, 2008, commercial real estate investments decreased to $14.5 million at December 31, 2008 as compared to $19.6 million at September 30, 2008. The decrease is primarily related to sales of commercial real estate loans of $5.1 million in unpaid principal balance with a valuation allowance of $1.2 million, $0.8 million in loan principal payments, and $0.5 million in impairment of investments, partially offset by a $0.4 million net increase related to advances of unfunded investment commitments net of unfunded commitment reserves. Net proceeds of $3.9 million were received from the sale of commercial real estate loans. FIL did not record a loss on the sale as a valuation allowance had been previously established.

Real estate owned, net (REO)
REO decreased to $2.3 million, net of valuation reserves of $1.9 million, at December 31, 2008 as compared to $33.2 million, net of valuation reserves of $5.4 million, at December 31, 2007. REO totaled $26.4 million, $11.4 million, $3.8 million, and $2.3 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. REO properties decreased to 137, 82, 36 and 25 properties at March 31, June 30, September 30, and December 31, 2008.

The decrease in REO is primarily related to REO sales totaling $5.9 million, $16.3 million, $15.6 million, and $4.5 million during the quarters endings March 31, June 30, September 30, and December 31, 2008, respectively. The decrease from REO sales were partially offset by net transfers of loans held for sale to REO of $1.6 million, $2.6 million, $1.7 million, and $1.9 million during the quarters endings March 31, June 30, September 30, and December 31, 2008, respectively.

Mortgage servicing rights (MSR)
MSRs increased $2.2 million to $7.6 million at March 31, 2008. On January 1, 2008, FIL elected the fair value option for MSRs resulting in a $2.2 million increase in MSRs. The $2.2 million transition adjustment was reflected as an increase to retained earnings. Prior to electing the fair value option on January 1, 2008, MSRs were initially recorded by allocating the previous carrying amount of the loans sold or securitized between the securities or loans sold or securitized and the resulting retained interests (including MSRs) based on their relative fair values at the date of securitization or portfolio sale. The MSRs were amortized over the period of, and in proportion to, the estimated net servicing income. Once recorded, the MSRs were periodically evaluated for impairment.

MSRs decreased to zero at June 30, 2008. The decrease is attributable to the sale of FIL’s MSRs to CMS and Litton. CMS and Litton acquired MSRs related to securitization trusts with approximately $1.9 billion and $12.2 billion, respectively, in unpaid principal balance. The sale of MSRs did not result in any gain or loss as the MSRs had been previously marked to estimated fair value prior to the sales. Subsequent to the sales, FIL had no remaining servicing portfolio. See “B. Pre-Bankruptcy Operations—2. 2008 Events— Sale of Mortgage Servicing Rights – Litton and Sale of Mortgage Servicing Rights – Carrington” in Item 1 of this Comprehensive Form 10-K for additional details.

Servicing advances
Servicing advances decreased to $53.1 million at December 31, 2008 as compared to $370.4 million at December 31, 2007. Servicing advances increased to $461.9 million at March 31, 2008 before declining to $107.9 million, $58.6 million, and $53.1 million at June 30, September 30, and December 31, 2008, respectively. The increase in servicing advances at March 31, 2008 is primarily due to increased principal and interest advances and tax and insurance advances for delinquent borrowers related to loans in securitization trusts. Subsequent decreases relate to the sales of servicing rights to CMS and Litton during 2008. CMS and Litton acquired MSRs related to securitization trusts with approximately $1.9 billion and $12.2 billion, respectively, in unpaid principal balance. See “B. Pre-Bankruptcy Operations –2. 2008 Events—Sale of Mortgage Servicing Rights – Litton and Sale of Mortgage Servicing Rights – Carrington” in Item 1 of this Comprehensive Form 10-K for additional details.

The decrease in servicing advances to $107.9 million at June 30, 2008 is primarily related to the sale of servicing rights to Litton in May 2008. In connection with the sale in May 2008, Litton reimbursed FIL for the unreimbursed servicing advances of $402.7 million, as well as delinquent servicing fees of $17.1 million for advances outstanding and delinquent and unpaid servicing fees as of April 30, 2008. The delinquent servicing fees collected were recorded as servicing fee income. FIL continued to service the portfolio of loans until the loans were service transferred to Litton at the end of May 2008. Offsetting the decrease in servicing advances from the sale of servicing rights were increases related to additional principal and interest and tax and insurance advances for delinquent borrowers.

The decrease in servicing advances to $58.6 million at September 30, 2008 is primarily related to the collection of servicing advances from Litton for the final settlement on the transferred loan portfolio. In August 2008, Litton reimbursed FIL for unreimbursed servicing advances of $38.3 million, as well as delinquent servicing fees of $1.5 million for advances outstanding and delinquent and unpaid servicing fees as of May 31, 2008. Additionally, the decrease was related to $7.4 million in collections of outstanding servicing advances due from CMS associated with the March 2008 servicing rights sale and financing of servicing advances.

The decrease in servicing advances to $53.1 million at December 31, 2008 is primarily related to $5.6 million in collections of outstanding servicing advances due from CMS associated with the March 2008 servicing rights sale and financing of servicing advances. CMS repaid the remaining outstanding servicing advances to FIL in the second quarter of 2009.

Premises and equipment, net
Premises and equipment, net decreased to $7.8 million at December 31, 2008 as compared to $16.0 million at December 31, 2007. Premises and equipment decreased to $14.6 million, $13.0 million, $8.6 million, and $7.8 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The decrease is primarily associated with the deprecation of premises and equipment which totaled $1.4 million, $1.4 million, $0.8 million, and $0.8 million for March 31, June 30, September 30, and December 31, 2008, respectively. Additionally, the decrease during the third quarter ended September 30, 2008 is related to the sale of premises and equipment associated with the CapitalSource Transaction. In July 2008, FIL sold approximately $4.0 million in premises and equipment primarily related to the retail banking branches to CapitalSource Bank. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings—CapitalSource Transaction” in Item 1 of this Comprehensive Form 10-K for additional details.

Assets held in trust for deferred compensation plans
Assets held in trust for deferred compensation plans declined to $12.4 million at December 31, 2008 as compared to $25.5 million at December 31, 2007. Assets held in trust for deferred compensation plans totaled $14.4 million, $13.7 million, $12.9 million, and $12.4 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The decrease to $14.4 million at March 31, 2008 is primarily related to $11.3 million in distributions, net of dividend reinvestments, partially offset by a $0.2 million increase in the fair value of the assets held in trust. The decrease in assets held in trust for deferred compensation plans to $13.7 million, $12.9 million and $12.4 million at June 30, September 30, and December 31, 2008, respectively, primarily relates to additional distributions, net of dividend reinvestments and decreases in fair value of the assets held in trust.

Deposits
Deposit liabilities decreased to zero at December 31, 2008 as compared to $7.0 billion at December 31, 2007. Deposit liabilities totaled $5.6 billion, $5.3 billion, zero, and zero for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The decrease was attributable to the CapitalSource Transaction in July 2008. At March 31, 2008 and June 30, 2008, deposit liabilities primarily included retail certificates of deposits of $5.0 billion and $4.6 billion, respectively, savings and money market accounts of $611.8 million and $566.5 million, respectively, and brokered certificates of deposits of $47.7 and $47.7 million, respectively.

Repurchase reserve
Repurchase reserve decreased to $53.0 million at December 31, 2008 as compared to $100.4 million at December 31, 2007. Repurchase reserve totaled $100.4 million, $90.3 million, $60.6 million, and $53.0 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The decrease in repurchase reserves for the second, third and fourth quarters of 2008 primarily relate to settlement payments of $10.1 million, $29.7 million and $10.0 million, respectively. The decrease in the repurchase reserve for the quarter ended December 31, 2008 was partially offset by an increase of $2.4 million associated with a recovery of previous charge-offs.

The settlement payments relate to agreements reached with counterparties to resolve, with Bankruptcy Court approval, a significant number of loan repurchase claims. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings–Repurchase Settlements” in Item 1 of this Comprehensive Form 10-K for additional information on repurchase settlements. Outstanding claims totaled $368.9 million at December 31, 2008 as compared to $348.9 million at December 31, 2007. Additionally, new repurchase claim volume declined approximately 60% in 2008 to $295.0 million in claims as compared to $729.5 million in claims during 2007.

Liabilities of deferred compensation plans
Liabilities of deferred compensation plans declined to $12.4 million at December 31, 2008 as compared to $26.4 million at December 31, 2007. Liabilities of deferred compensation plans totaled $14.4 million, $13.7 million, $12.9 million, and $12.4 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The decrease to $14.4 million at March 31, 2008 is primarily related to $13.6 million in distributions, net of dividend reinvestments, partially offset by a $1.7 million increase in the fair value of the assets held in trust. The decrease in liabilities of deferred compensation plans to $13.7 million, $12.9 million and $12.4 million at June 30, September 30, and December 31, 2008, respectively, primarily relates to additional distributions, net of dividend reinvestments and decreases in fair value of the assets held in trust.

Liabilities subject to compromise
Liabilities subject to compromise increased to $3.4 million at December 31, 2008 as compared to zero at December 31, 2007. The increase is related to a voluntary petition for relief filed by Fremont under the Bankruptcy Code in June 2008. Liabilities subject to compromise relate to Fremont liabilities that existed on or before the Petition Date related to discontinued operations and primarily include litigation reserves and other accrued liabilities. Liabilities subject to compromise totaled zero, $3.3 million, $3.3 million and $3.4 million at March 31, June 30, September 30, and December 31, 2008, respectively. The increase is primarily related to negotiations and settlement agreements reached with multiple plaintiffs, and with Bankruptcy Court approval, for litigation cases pertaining to matters of Fremont and its subsidiaries. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings” in Item 1 of this Comprehensive Form 10-K for further details related to litigation settlements.

Lease liabilities
Lease liabilities decreased to $1.4 million at December 31, 2008 as compared to $12.8 million at December 31, 2007. Lease liabilities decreased to $8.1 million, $6.2 million, $1.7 million, and $1.4 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The $4.7 million decrease to $8.1 million at March 31, 2008 is primarily due to $1.7 million in lease liability adjustments associated with the assignment of FIL’s lease obligation related to the sale of its Irving, Texas loan servicing facility in January 2008. Additionally, FIL recorded approximately $1.9 million in reductions to previously accrued discontinued lease liabilities related to the negotiation of lease termination agreements for office space associated with the former residential lending division.

Lease liabilities decreased to $6.2 million at June 30, 2008 primarily related to payments of discontinued lease obligations for the quarter.

Lease liabilities decreased $4.5 million to $1.7 million at September 30, 2008 primarily related to $1.2 million and $2.4 million in lease liability adjustments associated with the termination of FIL’s lease obligations related to its Ontario, California loan servicing facility and its Elmsford, New York office associated with the former residential lending division, respectively,

Lease liabilities decreased to $1.4 million at December 31, 2008 primarily related to payments of discontinued lease obligations for the quarter.

Quarterly Statements of Operations for 2009 – Discontinued Operations

The following table presents selected components of the Company’s statements of operations for its discontinued operations for the following quarters ended in fiscal 2009.

(Dollars in thousands)	For the Quarters Ended				Year Ended December 31, 2009
(Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009
Interest income	$1,747	$1,617	$1,258	$1,128	$5,750
Non-interest income:
(Loss) gain on loans held for sale	(2,981)	(247)	8,878	25,250	30,900
Servicing income	28	6	3	5	42
Loss on commercial real estate investments	(44)	(12)	(12)	(667)	(735)
Loss on real estate owned, net	(739)	(151)	(906)	(386)	(2,182)
Other	354	319	371	158	1,202
Total non-interest income	(3,382)	(85)	8,334	24,360	29,227
Non-interest expense:
Compensation	3,591	2,835	2,046	1,789	10,261
Occupancy	1,115	1,103	368	256	2,842
Information technology	858	718	504	330	2,410
Professional fees	4,588	(2,256)	1,331	2,942	6,605
Insurance	2,249	2,234	2,288	2,109	8,880
Litigation	9,000	38,750	—	1,572	49,322
Restructuring charges	—	4,309	394	109	4,812
Other	725	800	1,048	158	2,731
Total non-interest expense	22,126	48,493	7,979	9,265	87,863
(Loss) income before reorganization items and income taxes	(23,761)	(46,961)	1,613	16,223	(52,886)
Reorganization items, net	310	187	356	362	1,215
(Loss) income before income taxes	(24,071)	(47,148)	1,257	15,861	(54,101)
Income tax benefit	—	(23,519)	—	(24,872)	(48,391)
(Loss) income from discontinued operations	$(24,071)	$(23,629)	$1,257	$40,733	$(5,710)

Interest income
Interest income increased $4.6 million to $5.8 million for the year ended December 31, 2009 as compared to net interest income of $1.2 million for the previous year. The increase in net interest income primarily relates to the elimination of interest expense on deposits after July 2008. FIL sold a substantial portion of its assets, including all of its branches and 100% of its deposits to CapitalSource Bank as a part of the CapitalSource Transaction. As a result of this transaction, all deposit liabilities were assumed by CapitalSource Bank. Net interest income during 2009 primarily relates to interest income earned on the residential real estate loans held for sale portfolio.

Interest income totaled $1.7 million, $1.6 million, $1.3 million, and $1.1 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively. The decrease in interest income each quarter during 2009 is primarily related to a reduction in loans held for sale due to net transfers of loans held for sale to REO as a result of foreclosures, as well as and borrower pay-offs and principal payments.

(Loss) gain on loans held for sale
Gain on loans held for sale increased $122.8 million to a gain of $30.9 million for the year ended December 31, 2009 as compared to a loss of $91.9 million for the previous year. (Loss) gain on loans held for sale totaled ($3.0) million, ($0.2) million, $8.9 million, and $25.3 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively.

The loss on loans held for sale for the first and second quarters of 2009 are primarily associated with lower of cost or market write-downs on the residential real estate loans held for sale portfolio associated with increased borrower delinquencies and increases in loss severities associated with the deterioration in the mortgage market and related home price declines. Non-accrual loans increased to $89.1 million or 52% of unpaid principal balance and $99.3 million or 60% of unpaid principal for the quarters ended March 31, and June 30, 2009, respectively, before declining to $84.7 million or 54% of unpaid principal balance and $67.3 million or 48% of unpaid principal for the quarters ended September 30, and December 31, 2009, respectively. Gain on loans held for sale increased to $8.9 million and $25.3 million for the quarters ended September 30, and December 31, 2009, respectively. The increase for the quarter ended September 30, 2009 is primarily related to a decrease in borrower delinquencies resulting in a decrease in the valuation allowance for residential real estate loans held for sale and principal payoffs and payments. The increase for the quarter ended December 31, 2009 is primarily related to a reversal of $22.5 million in provision for repurchase reserves related to settlement agreements reached with counterparties to resolve a significant number of loan repurchase claims over the prior two years. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings—Repurchase Settlements” in Item 1 of this Comprehensive Form 10-K for additional information on repurchase settlements.

Loss on real estate owned, net
Loss on real estate owned, net decreased $8.7 million to $2.2 million for the year ended December 31, 2009 as compared to $10.8 million for the previous year. The decrease is primarily due to a reduction in additional impairment write-downs subsequent to foreclosure, a significant decrease in the average number of properties in inventory, a reduction in sales of REO properties and stabilization of the real estate market during the year ended December 31, 2009. Loss on real estate owned, net totaled $0.7 million, $0.2 million, $0.9 million, and $0.4 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively. Provisions for REO impairment decreased to $0.7 million $0.3 million, $0.7 million, and $0.1 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively. Gain on sale of REO totaled $1 thousand, $0.2 million, $0.2 million and $0.2 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively. REO properties increased from 25 properties at December 31, 2008 to 21, 25, 33, and 51 properties at March 31, June 30, September 30, and December 31, 2009, respectively.

Non-interest expense
Non-interest expense decreased $34.7 million to $87.9 million for the year ended December 31, 2009 as compared to $122.6 million for the year ended December 31, 2008. Non-interest expense totaled $22.1 million, $48.5 million, $8.0 million and $9.3 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively. The decrease in non-interest expense is primarily related to a significant reduction in operations following the CapitalSource Transaction, partially offset by increased litigation expenses. See “Compensation, Occupancy, Professional fees and Litigation” below for additional details.

Compensation
Compensation expense decreased $38.4 million to $10.3 million for the year ended December 31, 2009 as compared to $48.7 million for the previous year. Compensation expense decreased to $3.6 million, $2.8 million, $2.0 million, and $1.8 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively. The decrease in compensation is primarily related to a significant reduction in personnel associated with the discontinuation and consolidation of certain businesses. Total headcount decreased to 42 employees as of September 30, and December 31, 2009, as compared to 83 and 56 employees as of March 31, and June 30, 2009, respectively. Personnel were reduced following the sales of MSRs and discontinuation of loan servicing operations and sales of a substantial portion of FIL’s assets including all of its retail deposit branches during 2008. Personnel continued to decline throughout 2009 related to reduced operations and continued consolidation associated with the management and liquidation of the remaining FIL assets.

Occupancy
Occupancy expense decreased $5.8 million to $2.8 million for the year ended December 31, 2009 as compared to $8.7 million for the previous year. Occupancy expense decreased to $1.1 million, $1.1 million, $0.4 million, and $0.3 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively. The decrease in occupancy expense is primarily related to a reduction in office space associated with the termination of office leases throughout 2008 and 2009. During 2008, CapitalSource Bank assumed leases on all FIL branches associated with the CapitalSource Transaction. Additionally, FIL terminated or assigned leases associated with its loan servicing center locations in conjunction with the sale of its MSRs portfolio and operations. During 2009, FIL continued to terminate leases related to its former banking operations and incurred restructuring charges related to the disposal of fixed assets and lease termination fees. See “Restructuring Charges” below for further details.

Professional fees
Professional fees decreased $13.0 million to $6.6 million for the year ended December 31, 2009 as compared to $19.6 million for the previous year. Professional fee expense (recovery) decreased to $4.6 million, ($2.3) million, $1.3 million, and $2.9 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively. The decrease is primarily related to reduced operating activities conducted by FIL subsequent to the CapitalSource Transaction. Professional fees incurred during 2009 were primarily related to litigation costs and other professional services associated with the former insurance, banking and residential lending divisions. The ($2.3) million in professional fees for the quarter ended June 30, 2009 is primarily related to $2.9 million in legal and professional fees offset by $5.2 million in legal and professional fee reimbursements related to Federal Insurance Company’s obligations under an insurance policy to indemnify and pay Fremont and FRC’s liabilities in connection with certain litigation matters. FIL was reimbursed for legal and professional fees up to the policy limit of $10.0 million during 2009 and 2010. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings—Settlement with Federal Insurance” in Item 1 of this Comprehensive Form 10-K for further details.

Litigation
Litigation expense increased $45.8 million to $49.3 million for the year ended December 31, 2009 as compared to $3.6 million for the previous year. Litigation expense increased to $9.0 million, $38.8 million, zero, and $1.6 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively. The increase in the first and second quarter of 2009 was primarily related to the negotiation and settlement of cases associated with the FIL’s former insurance and lending operations. The litigation settlement expense was primarily associated with the settlements related to the Rampino Stipulation totaling approximately $22.0 million, CIC cases totaling approximately $10.0 million, BONY for approximately $7.0 million, Enron for approximately $2.0 million, and the Commonwealth of Massachusetts for approximately $10.0 million. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings” in Item 1 of this Comprehensive Form 10-K for further details related to litigation settlements.

Restructuring charges
Restructuring charges increased $11.2 million to $4.8 million for the year ended December 31, 2009 as compared to a recovery of $6.4 million for the previous year. Restructuring charges totaled zero, $4.3 million, $0.4 million, and $0.1 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively. The $4.3 million restructuring charge for the quarter ended June 30, 2009 is primarily related to FRC’s relocation from its previous headquarters in Brea, California to Anaheim, California. FRC executed a lease termination agreement with the landlord which required FRC to pay a termination fee of $0.7 million to the landlord, vacate the premises and convey all remaining premises and equipment in the leased premises to the subtenant. FRC commenced its relocation in the second quarter of 2009 and recorded a $4.2 million restructuring charge associated with the relocation and conveyance of premises and equipment.

Income taxes
Income tax benefit increased $3.1 million to $48.4 million for the year ended December 31, 2009 as compared to $45.3 million for the year ended December 31, 2008. The $23.5 million income tax benefit for the quarter ended June 30, 2009 primarily relates to a reversal of income tax provisions related to the resolution of tax matters previously accrued. The $24.8 million income tax benefit for the quarter ended December 31, 2009 primarily relates to an income tax refund filed with the IRS related to an election to carryback a 2008 NOL five years to the taxable year periods 2003, 2004 and 2005 pursuant to 2009 Federal legislation passed in the fourth quarter of 2009.

Quarterly Statements of Operations for 2008 – Discontinued Operations

The following table presents selected components of the Company’s statements of operations for its discontinued operations for the following quarters ended in fiscal 2008.

(Dollars in thousands)	For the Quarters Ended				Year Ended December 31, 2008
(Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008
Interest income	$76,220	$48,373	$12,572	$2,672	$139,837
Interest expense	75,915	50,797	11,975	—	138,687
Net interest income (expense)	305	(2,424)	597	2,672	1,150
Non-interest income:
(Loss) gain on loans held for sale	(99,353)	10,233	597	(3,345)	(91,868)
Servicing income	17,711	27,205	1,571	37	46,524
Gain on sale of businesses	—	—	152,325	—	152,325
Gain on derivative instruments	10,432	—	—	—	10,432
Loss on commercial real estate investments	(11,086)	(788)	(12)	(647)	(12,533)
Loss on real estate owned, net	(4,048)	(5,457)	(454)	(877)	(10,836)
Loss on sale of investments	—	(151)	(10,224)	—	(10,375)
Other	1,195	345	320	(447)	1,413
Total non-interest income	(85,149)	31,387	144,123	(5,279)	85,082
Non-interest expense:
Compensation	21,732	17,194	6,537	3,246	48,709
Occupancy	2,672	3,165	1,699	1,127	8,663
Regulatory	7,615	6,535	1,905	—	16,055
Information technology	2,752	2,248	1,755	1,052	7,807
Professional fees	6,528	4,538	2,941	5,617	19,624
Insurance	2,660	2,830	3,392	4,825	13,707
Litigation	962	2,000	88	500	3,550
Restructuring charges (income)	(3,714)	168	(2,852)	—	(6,398)
Other	3,184	5,523	587	1,568	10,862
Total non-interest expense	44,391	44,201	16,052	17,935	122,579
(Loss) income before reorganization items and income taxes	(129,235)	(15,238)	128,668	(20,542)	(36,347)
Reorganization items, net	53	31	453	359	896
(Loss) income before income taxes	(129,288)	(15,269)	128,215	(20,901)	(37,243)
Income tax expense (benefit)	1,001	1,000	(48,290)	1,002	(45,287)
(Loss) income from discontinued operations	$(130,289)	$(16,269)	$176,505	$(21,903)	$8,044

Net interest income (expense)
Net interest income decreased $271.2 million to $1.2 million for the year ended December 31, 2008 as compared to $272.4 million for the previous year. Net interest income (expense) totaled $0.3 million, ($2.4) million, $0.6 million, and $2.7 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The decrease in net interest income is primarily related to the CapitalSource Transaction whereby FIL sold substantially all of its interest earning assets and all of its deposit liabilities to CapitalSource Bank in July 2008. Net interest expense of ($2.4) million for the quarter ended June 30, 2008 primarily relates to a reduction in interest earnings due to a reduction in higher yielding investment security balances coupled with an increase in lower yielding cash and cash equivalents balances. Net interest expense is the result of higher yielding deposits as compared to the yields on interest earning assets.

Interest income totaled $76.2 million, $48.4 million, $12.6 million, and $2.7 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. Interest income primarily relates to the commercial real estate loan participation, investment securities and cash and cash equivalents. The decrease in interest income is related to the portfolio run-off and sale of the commercial real estate loan participation, and the reduction in investment securities and cash and cash equivalents balances during 2008. The significant reduction in interest income during the third and fourth quarters of 2008 is associated with the liquidation of investment securities and reduction in cash and cash equivalents from the CapitalSource Transaction completed in July 2008. FIL sold substantially all of FIL’s assets, including the $1.8 billion commercial real estate loan participation, and all of its deposits to CapitalSource Bank as part of the CapitalSource Transaction.

Interest expense totaled $75.9 million, $50.8 million, $12.0 million, and zero for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. Interest expense primarily relates to deposits associated with FIL’s former retail banking operation. The decrease in interest expense is related to the run-off of the deposit liabilities during the first and second quarter of 2009, and the sale of the deposits to CapitalSource Bank in July 2008 as part of the CapitalSource Transaction.

(Loss) gain on loans held for sale
Loss on loans held for sale decreased $845.0 million to a loss of $91.9 million for the year ended December 31, 2008 as compared to a loss of $936.9 million for the previous year. (Loss) gain on loans held for sale totaled ($99.4) million, $10.2 million, $0.6 million, and ($3.3) million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively.

The $99.4 million loss on loans held for sale for the first quarter of 2008 is primarily related to lower of cost or market write-downs of its commercial real estate loan participation interest and residential real estate loans held for sale portfolio. During the quarter ended March 31, 2008, FIL reclassified its commercial real estate loan participation interest to held for sale from held for investment based on its decision to sell the asset in response to the previously described regulatory orders. At the time of transfer to the held for sale designation, FIL recognized lower of cost or market adjustments in the amount of $80.4 million based on the difference between the CapitalSource Transaction purchase price and carrying value. During the quarter ended March 31, 2008, FIL sold $65.2 million in performing and non-performing first and second lien residential real estate loans for net proceeds of $14.2 million. FIL recorded a $5.7 million gain, net of a valuation allowance recorded prior to the sale. Additionally, FIL recorded $23.2 million in lower of cost or market write-downs on the residential real estate loans held for sale portfolio associated with borrower delinquencies and increases in loss severities associated with the deterioration in the mortgage market and related home price declines and $1.4 million of loan related costs.

The $10.2 million gain on loans held for sale for the second quarter of 2008 primarily relates to a recovery of $19.2 million of the original $80.4 million in the lower of cost or market adjustment resulting from reductions in its unpaid principal balance of the commercial real estate loan participation. The recovery of $19.2 million was partially offset by $8.1 million in lower of cost or market write-downs related to the residential real estate loan portfolio primarily associated with increased borrower delinquencies and $0.9 million in loan related costs.

The $0.6 million gain on loans held for sale for the third quarter of 2008 primarily relates to a gain on sale of residential real estate loans and recoveries of lower of cost or market adjustments on the commercial real estate participation interest, partially offset by additional lower of cost or market write-downs on the residential real estate loan portfolio and loan related costs. During the quarter ended September 30, 2008, FIL sold $65.6 million in performing and non-performing first and second lien residential real estate loans for net proceeds of $18.7 million. FIL recorded a $2.2 million gain on the sale, net of a valuation allowance recorded prior to the sale. FIL recorded a $4.7 million recovery of lower of cost or market adjustment resulting from reductions in its unpaid principal balance of the commercial real estate loan participation. In July 2008, the commercial real estate loan participation interest was sold for $1.8 billion, or 97% of the unpaid principal balance as part of the CapitalSource Transaction. Additionally, FIL recorded a $4.7 million lower of cost or market write-down on the residential real estate loan portfolio associated with borrower delinquencies and increased loss severities and $1.6 million in other loan related costs.

The $3.3 million loss on loans held for sale for the fourth quarter of 2008 primarily relates to $3.3 million in lower of cost or market write-downs on residential real estate loans held for sale. The lower of cost or market adjustments were primarily related to increases in borrower delinquencies and increases in loss severities associated with the deterioration in the mortgage market and related home price declines.

Servicing income
Servicing income increased $36.1 million to $46.5 million for the year ended December 31, 2008 as compared to $10.4 million for the previous year. Servicing income totaled $17.7 million, $27.2 million, $1.6 million, and $37 thousand for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The increase in servicing income for the first and second quarter of 2008 is related to the collection of servicing fees on delinquent loans and a reduction in impairment charges and amortization for MSRs in 2008 as compared to the previous year.

During the first and second quarter of 2008, FIL sold its MSRs to CMS and Litton. CMS and Litton acquired MSRs related to securitization trusts with approximately $1.9 billion and $12.2 billion, respectively, in unpaid principal balance. Servicing income of $17.7 million in the first quarter of 2008 relates to servicing fees FIL collected on its MSRs portfolio prior to the sales to CMS and Litton. Servicing income increased to $27.2 million for the second quarter of 2008 primarily related to the collection of $17.1 million in delinquent and unpaid servicing fees from Litton associated with the sale of MSRs in May 2008. Servicing income decreased to $1.6 million in the third quarter of 2008 primarily related to the collection of $1.5 million in delinquent and unpaid servicing fees from Litton associated with the final settlement of the MSRs sale.

Gain on sale of businesses
Gain on sale of businesses increased $104.7 million to $152.3 million for the year ended December 31, 2008 as compared to $47.6 million for the previous year. The increase in gain on sale of businesses is related to the $152.3 million gain recorded in the third quarter of 2008 associated with the net premium received from the sale of a substantial portion of FIL’s assets, including all of its branches and 100% of its deposits to CapitalSource Bank as part of the CapitalSource Transaction. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings—CapitalSource Transaction” in Item 1 of this Comprehensive Form 10-K for additional details on the CapitalSource Transaction.

Gain on derivative instruments
Gain on derivative instruments increased $9.0 million to $10.4 million for the year ended December 31, 2008 as compared to $1.5 million for the previous year. The increase in gain on derivative instruments relates to the termination of an interest rate floor previously purchased to hedge the floating rate coupon associated with the commercial real estate loan participation. During 2007, FIL paid $2.5 million for the interest rate floor with a strike rate of 4.00% to hedge against interest rate risk associated with the retention of a commercial real estate loan participation interest with a coupon of 1.50% over one-month LIBOR. During the first quarter of 2008, the Fremont negotiated the sale of its commercial real estate participation interest as part of the CapitalSource Transaction. FIL subsequently terminated its interest rate floor agreement and recognized a gain of $10.4 million in the first quarter of 2008.

Loss on commercial real estate investments
Loss on commercial real estate investments increased $9.7 million to $12.5 million for the year ended December 31, 2008 as compared to $2.9 million for the previous year. Loss on commercial real estate investments totaled $11.1 million, $0.8 million, $12 thousand, and $0.6 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively.

During the first quarter of 2008, FIL recorded $11.1 million in impairment charges associated with the transfer of CRA commercial real estate loans and investments to held for sale from held for investment. During the first quarter of 2008, FIL reclassified the CRA commercial loans and investments to held for sale due to the marketing and sale of substantially all of its assets including all of its branches and 100% of its deposits to CapitalSource Bank. FIL did not accept CapitalSource Bank’s bid for the CRA commercial real estate loans and investments, and therefore, were not included in the CapitalSource Transaction. Subsequent to the first quarter of 2008, FIL incurred additional impairment charges and investment losses of $0.8 million, $12 thousand, and $0.6 million for the quarters ended June 30, September 30, and December 31, 2008, respectively.

Loss on real estate owned, net
Loss on real estate owned, net increased $10.2 million to $10.8 million for the year ended December 31, 2008 as compared to $0.7 million for the previous year. The increase is primarily due to deterioration of the residential real estate market resulting in an increase in provisions for REO impairment and an increase in REO expenses during the year ended December 31, 2008. Loss on REO totaled $4.0 million, $5.5 million, $0.5 million, and $0.9 million, for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. Provisions for REO impairment increased to $3.6 million, $6.1 million, $1.2 million, and $1.0 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. REO expenses increased to $0.5 million, $0.6 million, $0.5 million and $0.2 million, for the quarters ended March 31, June 30, September 30, and December 31, 2008. Gain on sale of REO totaled $0.1 million, $1.3 million, $1.2 million and $0.3 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. REO properties decreased from 156 properties at December 31, 2007 to 137, 82, 36, and 25 properties at March 31, June 30, September 30, and December 31, 2008, respectively.

Loss on sale of investments
Loss on sale of investments increased to $10.4 million for the year ended December 31, 2008 as compared to zero for the previous year. The loss on sale of investments is primarily related to the third quarter of 2008. Prior to the CapitalSource Transaction, FIL invested in triple-A rated agency securities including agency callable notes of short duration or agency collateralized mortgage obligations. During July 2008, FIL sold its remaining investment securities, available for sale portfolio resulting in a realized loss of $10.2 million. Prior to the sale, at June 30, 2008, unrealized holding losses of $11.9 million were recorded in accumulated other comprehensive income in the consolidated balance sheet.

Non-Interest Expense
Non-interest expense decreased $246.5 million to $122.6 million for the year ended December 31, 2008 as compared to $369.1 million for the year ended December 31, 2007. Non-interest expense totaled $44.4 million, $44.2 million, $16.1 million and $17.9 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The decrease in non-interest expense is primarily related to a significant reduction in operations following the exit from the residential real estate business in March 2007 and the CapitalSource Transaction in July 2008. See “Compensation, Occupancy, Regulatory, Professional fees, Insurance, Litigation, Restructuring charges (income), and Other” below for additional details.

Compensation
Compensation expense decreased $134.8 million to $48.7 million for the year ended December 31, 2008 as compared to $183.5 million for the previous year. Compensation expense decreased to $21.7 million, $17.2 million, $6.5 million, and $3.2 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The significant decrease in compensation expense for the third and fourth quarters of 2008 primarily relates to a significant reduction in personnel following the CapitalSource Transaction in July 2008. Total headcount decreased to 118 and 89 employees as of September 30, and December 31, 2008, respectively, as compared to 619 and 554 employees as of March 31, and June 30, 2008, respectively. As part of the CapitalSource Transaction, FIL sold all of its branches and 100% of its deposits to CapitalSource Bank. As of the closing date, CapitalSource Bank employed substantially all of the employees previously engaged in FIL’s retail banking business. As part of the exit from the subprime residential real estate business, FIL closed its residential lending offices and terminated the related personnel. Additionally, on the closing date of the iStar Transaction, iStar employed substantially all of the employees previously engaged in FIL’s commercial real estate lending business.

Occupancy
Occupancy expense decreased $16.2 million to $8.7 million for the year ended December 31, 2008 as compared to $24.8 million for the previous year. Occupancy expense decreased to $2.7 million, $3.2 million, $1.7 million, and $1.1 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The decrease in occupancy expense is related to a reduction in office space associated with the termination of office leases throughout 2007 and 2008. In the third quarter of 2008, CapitalSource Bank assumed leases on all FIL branches associated with the CapitalSource Transaction. Additionally, in the first, second and third quarters of 2008, FIL terminated or assigned leases associated with its loan servicing center locations in conjunction with the sale of its MSRs portfolio.

Regulatory
Regulatory expenses decreased $14.1 million to $16.1 million for the year ended December 31, 2008 as compared to $30.1 million for the previous year. Regulatory expenses decreased to $7.6 million, $6.5 million, $1.9 million, and zero for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The decrease is related to FIL no longer being a regulated financial institution subsequent to the CapitalSource Transaction. Following the transfer of its branches to CapitalSource Bank in July 2008, FIL relinquished its federal deposit insurance to the FDIC and surrendered its charter to the DFI.

Professional fees
Professional fees decreased $4.7 million to $19.6 million for the year ended December 31, 2008 as compared to $24.3 million for the previous year. Professional fees were $6.5 million, $4.5 million, $2.9 million, and $5.6 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The decrease is primarily related to reduced operating activities conducted by FIL subsequent to the CapitalSource Transaction in July 2008. Professional fees incurred during 2008 were primarily related to litigation costs and other professional services associated with the former insurance, banking and residential lending divisions.

Insurance
Insurance expense increased $7.3 million to $13.7 million for the year ended December 31, 2008 as compared to $6.4 million for the previous year. Insurance expense increased to $2.7 million, $2.8 million, $3.4 million, and $4.8 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The increase in insurance expense is primarily related to an increase in insurance premiums associated with directors and officers and fiduciary liability policies.

Litigation
Litigation settlement expense increased $3.6 million to $3.6 million for the year ended December 31, 2008 as compared to zero for the previous year. Litigation settlement expense totaled $1.0 million, $2.0 million, $88 thousand, and $0.5 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The increase is primarily related to negotiating the settlement of cases associated with the Company’s former insurance and lending operations. The litigation settlement expense is primarily associated with the ongoing settlement negotiations related to the California Insurance Commissioner related to the Art Adversary Dispute. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings” in Item 1 of this Comprehensive Form 10-K for further detail regarding litigation settlements.

Restructuring charges (income)
Restructuring charges decreased $57.3 million to a recovery of $6.4 million for the year ended December 31, 2008 as compared to a loss of $50.9 million for the previous year. Restructuring (income) charges totaled ($3.7) million, $0.2 million, ($2.9) million, and zero for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively.

The $3.7 million in recoveries of restructuring charges in the first quarter of 2008 primarily relates to the sale of fixed assets and the assignment of the lease obligation of the Irving Facility. FIL recognized a gain on the sale of fixed assets of approximately $0.9 million and reversed $1.7 million in deferred rent and lease incentives related to the office space in Irving, Texas. See “B. Pre-Bankruptcy Operations—2. 2008 Events—Sale of Irving, Texas Facility” in Item 1 of this Comprehensive Form 10-K for additional details. Additionally, during the first quarter of 2008, FIL entered into a lease termination agreement with the landlord for office space in Downers Grove, Illinois associated with the former residential lending division. FIL reversed a previously accrued discontinued lease liability established in 2007 when FIL announced its exit from the subprime residential lending business. FIL reversed $1.1 million in discontinued lease liability, net of a $0.2 million broker fee associated with the termination of the lease.

The $2.9 million in recoveries of restructuring charges in the third quarter of 2008 primarily relates to the lease termination of FIL’s Ontario, California loan servicing facility. FIL reversed $1.0 million in deferred rent and lease incentives related to the office space in Ontario, California, net of a broker fee of $0.2 million. See “B. Pre-Bankruptcy Operations—2. 2008 Events—Closing of Ontario Servicing Center” in Item 1 of this Comprehensive Form 10-K for additional details. Additionally, during the third quarter of 2008, FIL entered into a lease termination agreement with the landlord for office space in Elmsford, New York associated with the former residential lending division. FIL reversed a previously accrued discontinued lease liability established in 2007 when FIL announced its exit from the subprime residential lending business. FIL reversed $1.8 million in discontinued lease liability, net of a $0.1 million broker fee, $0.5 million lease termination fee and $0.4 million in remaining rent associated with the termination of the lease.

Other
Other non-interest expenses decreased $19.8 million to $10.9 million for the year ended December 31, 2008 as compared to $30.6 million for the previous year. Other expenses totaled $3.2 million, $5.5 million, $0.6 million, and $1.6 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The decrease in other expenses during the third and fourth quarters of 2008 primarily relate to reductions in advertising, postage, printing, travel and other loan related expenses associated with the former retail banking operation that was sold as part of the CapitalSource Transaction in July 2008.

Income taxes
Income tax benefit decreased $59.8 million to $45.3 million for the year ended December 31, 2008 as compared to $105.1 million for the year ended December 31, 2007. The $48.3 million income tax benefit for the quarter ended September 30, 2008 primarily relates to a reversal of income tax provisions related to the resolution of tax matters previously accrued. The income tax benefit in 2007 primarily relates to a $105.9 million income tax refund for the carryback of NOLs to prior years.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of financial condition and results of operations is based upon Fremont’s consolidated financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in our consolidated financial statements. Several of our accounting policies are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.

These policies govern (i) accounting for reorganizations, (ii) discontinued operations, (iii) restructuring charges, (iv) gain (loss) on loans held for sale, (v) fair value measurements and the fair value option, (vi) guarantees (repurchase reserves), (vii) valuation of loans held for sale, (viii) valuation of real estate owned and (iv) income taxes, each of which is addressed below. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

Accounting for Reorganizations
The consolidated financial statements for the period in which Fremont was in reorganization under Chapter 11 were prepared in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 852 -Reorganizations (originally issued as the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”). Under ASC 852, we must, among other things, (1) identify transactions that are directly associated with the reorganization from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities and (3) apply “fresh-start” accounting rules upon emergence from Chapter 11 reorganization, if applicable. In accordance with ASC 852, we did not adopt fresh-start accounting as of the Effective Date. Fresh-start accounting requires that the reporting entity allocate the reorganization value of the company to its assets and liabilities in relation to their fair values upon emergence from Chapter 11 if (i) the value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity. Signature did not qualify for fresh start reporting under ASC 852 as upon emergence from its Chapter 11 reorganization proceedings, Signature’s value of assets was greater than the total of all post-petition liabilities and allowed claims, and the shareholders of Fremont immediately prior to the Effective Date continued to hold more than 50 percent of the stock after the Effective Date.

Liabilities subject to compromise refer to known unsecured liabilities of Fremont incurred prior to the Petition Date. The Bankruptcy Court considers these liabilities to be pre-petition claims. Liabilities subject to compromise exclude pre-petition claims for which Signature has received the Bankruptcy Court’s approval to pay, such as claims related to active employees and retirees and claims related to certain critical service vendors. Liabilities subject to compromise may be subsequently adjusted based on various factors, including, but not limited to, negotiations with creditors, actions by the Bankruptcy Court and changes resulting from the normal proof of claims process. Liabilities not subject to compromise include all liabilities incurred after the Petition Date or liabilities that are fully secured by collateral. Liabilities subject to compromise primarily consisted of Senior Notes and Junior Subordinated Debentures among other liabilities created in the normal course of business that existed at the time of the filing and are reported at the expected amount to be allowed by the Bankruptcy Court.

Reorganization items are expense or income items that were incurred or realized by Fremont as a result of the bankruptcy and are presented separately in the consolidated statements of operations and in the condensed combined statement of operations of Fremont. These items include professional fees, trustee fees and other expenses incurred directly related to the bankruptcy filing, gains or losses resulting from activities of the reorganization process, offset by interest income earned on cash accumulated by Fremont while in bankruptcy.

Discontinued Operations
Under FASB ASC 205-20, the results of operations of a component of an entity that either has been disposed of or is classified as held for sale are reported as discontinued operations in the consolidated financial statements. In order to be considered a discontinued operation, both the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of an entity and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

In March 2007, Fremont decided to exit the subprime residential real estate business and to sell substantially all of the assets related to such business. Additionally, in response to the Regulatory Orders, in late 2007 and early 2008, Fremont pursued various strategic initiatives, which included the sale of substantially all of FIL’s assets, including all of its branches and 100% of its deposits, closure of its mortgage servicing operations and sale of the related MSRs. In response to these strategic initiatives, Fremont has classified substantially all of its former retail banking and residential lending operation as discontinued operations.

Restructuring Charges
Restructuring charges are recognized and measured according to the provisions of ASC 420 Exit or Disposal Cost Obligations, formerly Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“ASC 420”). Under ASC 420, restructuring charges include, but are not limited to, termination and related costs consisting primarily of severance costs and retention bonuses, contract termination costs consisting primarily of lease termination costs and other costs directly associated with the exit and disposal activities, including impairment of premises and equipment. Costs for such activities are estimated by evaluating detailed analyses of the cost to be incurred. Restructuring charges are presented on a combined basis. Liabilities from restructuring and related charges are recorded for estimated costs of facility closures including discontinued lease liabilities, severance costs and related benefits, impairment of premises and equipment and other current or long term assets, lease termination payments and any other items directly related to the exit and disposal activities. Restructuring and related charges are initially based on estimates. Changes in estimates resulting in an increase to or a reversal of a previously recorded liability may be required as management executes a restructuring plan.

Fremont incurred restructuring costs and charges related to its exit from the subprime residential real estate business, closure of its mortgage servicing operations and discontinuation and consolidation of certain business operations. Costs incurred included accruals of discontinued lease liabilities, lease termination costs, impairment of premises and equipment, and other costs related to the exit and disposal activities.

Gain (Loss) on Loans held for sale
In accordance with FASB ASC 860-10, Transfers and Servicing, the Company recognizes net gains or losses on whole loan sales of its residential real estate loans at the date of settlement and when the Company has transferred control over the loans to a third party purchaser. The amount of gain or loss on whole loan sales is based upon the difference between the net cash received for the loans and the allocated carrying value of the loans.

Fair Value Measurement and the Fair Value Option
On January 1, 2008, the Company elected to apply fair value accounting for its subordinated mortgage-backed securities and mortgage servicing rights. Financial Accounting Standards Board—Accounting Standards Codification (FASB ASC) 820-10-35 defines fair value, establishes a framework for measuring fair value and outlines a fair value hierarchy based on the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). Fair value measurements are categorized into a three-level hierarchy based on the extent to which the measurement relies on observable market inputs in measuring fair value.

Level 1 fair value measurements, which are the highest priority in the fair value hierarchy, are based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 fair value measurements are based on observable market-based inputs, other than quoted prices, in active markets for identical assets or liabilities.

Level 3 fair value measurements, which are the lowest priority in the fair value hierarchy, are based on unobservable inputs. The process to determine fair value of financial instruments designated as Level 3 fair value measurements is generally more subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of fair value, and the use of different assumptions, as well as changes in market conditions and interest rates, could have a material effect on our results of operations or financial condition.

Assets and liabilities are classified within this hierarchy in their entirety based on the lowest level of any input that is significant to the fair value measurement.

Guarantees (Repurchase Reserves)
In the ordinary course of business, as loans held for sale were sold, Fremont made customary standard industry representations and warranties about the loans. The Company may have to subsequently repurchase certain loans due to material defects that occurred in the origination of the loans. The Company maintains a repurchase reserve, pursuant to ASC 460-10 – Guarantees and ASC 450-10 – Contingencies for the estimated losses, upon settlement or repurchase, expected to be realized after the loans were originally sold. This reserve is based upon historic repurchase settlement experience, expected future repurchase trends for loans already sold in whole loan sale transactions and the expected valuation of such loans when a claim for repurchase may be made in the future. At the point (i) loans are repurchased or (ii) loan repurchase claims are settled, charge-offs are made to the repurchase reserve. Provisions for the repurchase reserve are charged against gain (loss) on loans held for sale in the statement of operations of discontinued operations.

Various factors could potentially impact the accuracy of the assumptions underlying our repurchase reserve estimate. The number of repurchase requests Fremont received and Signature continues to receive is dependent upon third-party activities and could differ significantly from the assumptions that Fremont and Signature have made. Numerous economic factors including delinquency levels, loss severities, and changes in real estate values and unemployment levels are difficult to predict. The estimate of repurchase reserves is based on information available, which includes, but is not limited to, historic experience. However, the discovery of additional information in the future could result in changes in the assumptions which could materially impact our results of operations.

Valuation of Loans Held for Sale
Loans held for sale are reported at the lower of cost or market (LOCOM). When available, such measurements are based upon what secondary markets offer for portfolios of loans with similar characteristics, and are considered Level 2 fair value measurements. To the extent secondary market pricing is not available, such measurements require the Company to determine expectations of other market participants’ assumptions, and are considered Level 3 measurements. Estimated fair values are based on several factors, including current bids and market indications for similar assets, recent sales, discounted cash flow analysis, estimated values of underlying collateral and actual loss severities experience in portfolios backed by similar assets. As a result of changing market conditions, there are inherent uncertainties in the assumptions with respect to the estimated value of loans held for sale. The amounts ultimately realized may differ from the amounts reflected in the accompanying consolidated financial statements.

Valuation of Real Estate Owned (“REO”)
REO includes residential property acquired through foreclosure or deed in lieu of foreclosure and is recorded at fair value less estimated costs to sell at the acquisition date. At the time of transfer from loans to REO, the excess, if any, of the loan balance over the fair value, less estimated selling costs of the property, is charged to the valuation allowance for loan losses. Subsequent to the transfer to REO, if the fair value of the property less estimated selling costs is less than the carrying value of the property, the deficiency is charged to income and a valuation allowance is established. Operating costs after acquisition are expensed as incurred. As a result of changing market conditions, there are inherent uncertainties in the assumptions with respect to the estimated fair value of REO. The amounts ultimately realized may differ from the amounts reflected in the accompanying consolidated financial statements.

Income Taxes
Deferred income taxes are computed using the liability method in accordance with the provisions of FASB ASC 740 – Income Taxes. Under this method, deferred income taxes represent the tax effect of differences between the financial and income tax basis of assets and liabilities. Fremont had and Signature currently has significant deferred tax assets, which are subject to periodic recoverability assessments. Realization of the deferred tax assets is dependent upon the ability to recover previously paid taxes through loss carrybacks and the generation of future taxable income during the periods in which temporary differences become deductible. Management’s judgments regarding future profitability may change due to the execution of a new business plan, future market conditions, and many other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances through an adjustment to or potential elimination of the valuation reserve. At December 31, 2009, 2008 and 2007, Fremont had fully reserved for its net deferred tax asset as it was deemed that it is more likely than not that Fremont would be unable to realize its net deferred tax asset. In future periods, tax benefits and related deferred tax assets will be recognized if the Company considers realization of such amounts to be more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Restructuring as a Result of the Bankruptcy Proceedings

On May 25, 2010, the Bankruptcy Court entered the Confirmation Order confirming the Plan, which was binding on all shareholders and creditors of Fremont on the Effective Date. The Confirmation Order provided for a number of material transactions and events that affected liquidity and funding sources as summarized below.

Distributions. Pursuant to the Plan, on the Effective Date, Signature paid claims aggregating approximately $280.8 million to satisfy Allowed Claims, as defined in the Plan, and which are identified in the table below (dollars in thousands):

(Dollars in thousands)	Distribution Amount
Class 1 (Allowed secured claims)	$8
Class 2 (Priority non-tax)	—
Class 3A (Non-note general unsecured creditors)	49,059
Class 3B (Senior Notes)	186,782
Class 3C (TOPrS)	45,000
Total	$280,849

In addition to the Allowed Claims identified above, the Company paid an additional $2.7 million on the Effective Date in professional fees to five firms involved in Fremont’s Bankruptcy Case. The five professional firms had filed aggregate claims of approximately $4.9 million with the Bankruptcy Court. Signature is engaged in discussions with these professional firms regarding the additional amounts claimed. See “D. Recent Developments—2. Post Emergence Events” in Item 1 of this Comprehensive Form 10-K.

Signature Common Stock Investment and Warrants Issuance. On the Effective Date, a series of accredited investors including several of Signature’s Executive Officers and Board of Directors purchased an aggregate of 12.5 million shares of Signature’s common stock for an aggregate of $10 million in cash pursuant to the terms of subscription agreements between the Company and each of the Signature Investors. Additionally, pursuant to the Plan, Signature issued the Warrants, which were exercisable for an aggregate of 15 million shares of Signature’s common stock to the Warrant Investors for an aggregate cash purchase price of $300,000. The Warrants have a term of 10 years and an exercise price of $1.03 per share. The Warrants vest 20% on the Effective Date and 20% in annual installments until the Warrants are fully vested on the fourth anniversary of the Effective Date. The $300,000 purchase price for the Warrants is payable as the Warrants vest. Accordingly, the Warrant Investors paid an aggregate amount of $60,000 on the Effective Date and will pay $60,000 in the aggregate on each subsequent vesting installment.

Subsequent to the aforementioned distributions and Signature common stock and Warrant issuances, the Company had approximately $49.1 million in cash and cash equivalents on June 30, 2010. Additionally, in October 2010, the Company received an IRS tax refund of $24.4 million, net of other potential tax liabilities, related to the carryback of the Company’s 2008 NOLs to the taxable year periods 2003, 2004 and 2005. See “D. Recent Developments—2. Post Emergence Events—Receipt of Tax Refund and Withdrawal of IRS Proof of Claim” in Item 1 of this Comprehensive Form 10-K for additional details. Cash and cash equivalents totaled approximately $71.0 million at December 31, 2010.

Liquidity and Capital Resources – 2009 through 2007

The following table summarizes the Company’s consolidated cash and cash equivalents, debt and other funding sources at the following periods:

	December 31,
(Dollars in thousands)	2009	2008	2007
Cash and cash equivalents	$356,223	$334,684	$2,062,101

Deposits	$—	$—	$7,035,283

Senior notes	$166,530	$166,530	$166,182
Junior subordinated debentures	103,093	103,093	103,093
Total debt	$269,623	$269,623	$269,275

December 31, 2009 as compared to December 31, 2008

At December 31, 2009, cash and cash equivalents increased to $356.2 million as compared to $334.8 million. The increase in cash and cash equivalents during the year ended December 31, 2009 was primarily attributable to $53.1 million in servicing advances collected and cash flows generated from the collection and liquidation of residential real estate loans held for sale, partially offset by operating costs including reorganization expenses and legal settlements during the Chapter 11 bankruptcy proceedings.

The Senior Notes and Junior Subordinated Debentures are shown on the Consolidated Balance Sheet under “Liabilities Subject to Compromise” at December 31, 2009 and 2008 as Fremont was a debtor-in-possession. There were no changes in Senior Notes or Junior Subordinated Debentures between December 31, 2009 and December 31, 2008. Liabilities subject to compromise refer to unsecured liabilities of Fremont incurred prior to the Petition Date. Senior Notes totaling $166.5 million paid interest at 7.875% per annum with a maturity date in 2009. The Junior Subordinated Debentures totaling $103.1 million paid interest at 9.0% per annum with a maturity date in 2026. The Senior Notes were settled and the Junior Subordinated Debentures were restructured on the Effective Date. See “D. Recent Developments—Senior Notes Settlement and TOPrS Settlement” in Item 1 of this Comprehensive Form 10-K for additional details. The restructured Junior Subordinated Debentures resulted in the issuance of $39.0 million in new notes maturing December 31, 2016, bearing 9.0% annual interest, payable quarterly commencing September 30, 2010 (the “New Notes”).

December 31, 2008 as compared to December 31, 2007

At December 31, 2008, cash and cash equivalents decreased to $334.7 million as compared to $2.1 billion. The decrease was primarily due to the CapitalSource Transaction. As a result of the CapitalSource Transaction, cash and cash equivalents decreased substantially as they were used to fund a significant portion of the deposit liabilities that were assumed by CapitalSource Bank. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings – CapitalSource Transaction” in Item 1 of this Comprehensive Form 10-K for additional details.

Deposit liabilities decreased to zero at December 31, 2008 as compared to $7.0 billion at December 31, 2007. The decrease was attributable to the CapitalSource Transaction. At December 31, 2007, deposit liabilities primarily included retail certificates of deposits, totaling $6.0 billion, savings and money market accounts, totaling $733.3 million and brokered certificates of deposits, totaling $279.8 million.

Sources and Uses of Liquidity

Emergence from Chapter 11 Bankruptcy Proceedings.
Subsequent to the Effective Date, Signature’s primary sources of liquidity includes cash and cash equivalents of Fremont. Signature also has Legacy Assets related to Fremont’s prior businesses, which include a residential mortgage portfolio, residential real estate, and certain other investments. These Legacy Assets are being managed to maximize recoveries and value for shareholders and will be redeployed into Signature’s business strategy over time.

Pursuant to the Plan, Signature plans to operate in two primary business lines: (i) Special Situation Lending and (ii) Strategic Acquisitions. Sources of cash flows from Special Situation Lending may include principal and interest collections from senior secured and junior secured debt financing as well as investment returns from corporate bonds, trade claims, and other structured debt instruments. Sources of cash flows from Strategic Acquisitions may include operating cash flows from the direct purchase of a controlling interest, and in some cases all or substantially all of its equity securities of an operating business or through a structured debt transaction that results in obtaining a significant equity interest from a debt-for-equity conversion, bankruptcy or foreclosure event, or other transactions.

Subsequent to the Effective Date, Signature’s primary uses of liquidity includes operating expenses associated with the management of the Legacy Assets, professional fees and related expenses associated with the reorganization and litigation, and interest payments on the New Notes. Additionally, pursuant to the Plan, uses of liquidity are expected to include funding of structured debt instruments, investments and acquisitions of businesses.

Chapter 11 Bankruptcy Proceedings: June 2008 through Effective Date June 2010.
During the bankruptcy period, Fremont’s operations focused on maximizing the value of its assets, which, included the liquidation and sale of certain assets, minimizing its costs and liabilities through the negotiation and resolution of litigation, loan repurchase claims and other claims. In particular, Fremont managed the remaining residential and commercial loan portfolios, commercial real estate investments and other assets. During 2008 and 2009, Fremont’s results and uses of liquidity reflect the impact of filing for bankruptcy, including significant professional fees and other reorganization expenses, as well as litigation expenses related to the negotiation and settlement of legal matters.

On July 25, 2008, Fremont completed the CapitalSource Transaction, which included the sale to CapitalSource Bank a substantial portion of FIL’s assets, including all 22 retail banking branches and 100% of FIL’s deposits, which totaled approximately $5.2 billion. Following the CapitalSource Transaction, deposits were no longer a source of funds. See “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings” in Item 1 of this Comprehensive Form 10-K for additional information about the CapitalSource Transaction.

Pre-Bankruptcy Operations.
Prior to its bankruptcy filing, Fremont operated as a financial services-holding company. Its operations were conducted primarily through FIL. FIL was a wholly-owned subsidiary of FGCC. FIL offered certificates of deposit and savings and money market deposit accounts through 22 retail banking branches in California. FIL was also a significant participant in the residential and commercial mortgage lending industries.

During 2007 and until the sale of all deposits to CapitalSource Bank in July 2008, FIL’s investment and lending activities were funded primarily through deposit accounts offered by FIL, which were insured by the FDIC. FIL offered certificates of deposit and savings and money market deposit accounts through its 22 retail banking branches in southern and central California. To a lesser extent, FIL also utilized brokered deposits for source of funds, however, under the Orders, FIL was prohibited from accepting new brokered deposits or renewing existing brokered deposits without prior regulatory approval. Deposits totaled $7.0 billion at December 31, 2007 and included savings and money market accounts and certificates of deposit.

During the first six months of 2007, additional financing was available to FIL through advances from the FHLB of San Francisco. Following the issuance of the Orders and its exit from the residential real estate lending business, the FHLB limited FIL’s borrowing capacity to existing outstanding debt. As of December 31, 2007, FIL had repaid all outstanding FHLB debt and all pledged collateral had been released by the FHLB to FIL.

In the first quarter of 2007, FIL pledged eligible commercial real estate loans to the Federal Reserve Bank of San Francisco under the Primary Credit program (the “Program”). In June 2007, in anticipation of the iStar Transaction, FIL removed all commercial real estate loans pledged as collateral under the Program. As of December 31, 2007, FIL did not maintain any pledged collateral with the Federal Reserve Bank.

In 2007, in connection with the exit from the residential real estate lending business, FIL mutually terminated and elected to allow warehouse financing facilities to expire. The warehouse facilities were paid off throughout 2007 and as of December 31, 2007, FIL did not have any warehouse financing lines.

The funding sources were primarily utilized in FIL’s residential and commercial real estate lending businesses. Funds were used for the origination of residential and commercial real estate loans, investments in securities available for sale and for other operating purposes. A significant amount of liquidity was utilized throughout 2007 to repay FHLB advances, FRB line of credit, warehouse financing lines and reduce deposit liabilities. The liquidity was generated through whole loans sales of residential and commercial mortgage loans and loans and the sale of the commercial real estate lending platform to iStar in July 2007.

Summary of Cash Flows

Net cash provided by operating activities

During the year ended December 31, 2009, net cash provided by operating activities totaled $9.7 million. The cash provided by operating activities primarily relates to the collection of $53.1 million in servicing advances, $6.7 million in net recoveries of repurchase reserves and $10.9 million in principal collections from loans held for sale. Cash provided from operating activities was partially offset by a net loss of $24.0 million.

During the year ended December 31, 2008, net cash provided by operating activities totaled $457.4 million. The cash provided by operating activities primarily relates to the collection of $317.3 million in servicing advances, net change of $221.4 million in income tax receivables primarily due to income tax refunds received, $32.4 million in proceeds from the disposition of loans held for sale and $13.8 million in principal collections from loans held for sale. Cash provided from operating activities was partially offset by $47.3 million in net repurchase reserve settlements and a net loss of $31.5 million.

Net cash provided by (used in) investing activities

During the year ended December 31, 2009, net cash provided by investing activities totaled $11.8 million. The cash provided by investing activities primarily relates to proceeds of $4.5 million from the sale of REO and other non-cash items of $6.9 million related to disposals of premises and equipment and impairment of commercial real estate investments.

During the year ended December 31, 2008, net cash used in investing activities totaled $320.1 million. The investing activities in 2008 primarily relate to the retail banking and lending operations conducted by FIL, including the sale of a substantial portion of FIL’s assets, including all 22 retail banking branches and 100% of FIL’s deposits to CapitalSource Bank. The cash used in investing activities primarily relates to $3.2 billion in net payments to fund a significant portion of the deposit liabilities that were assumed by CapitalSource Bank as part of the CapitalSource Transaction. CapitalSource Bank assumed approximately $5.2 billion in FIL deposit liabilities on July 25, 2008 and acquired approximately $1.8 billion in commercial real estate loan participation interests and other assets of FIL. Cash used in investing activities was partially offset by $2.1 billion in sales, maturities and collections of investment securities, net of $608.9 million in purchases of investment securities, and $1.3 billion in principal collections on commercial real estate participation interests.

Net cash used in financing activities

During the year ended December 31, 2009, there were no activities within financing activities as Fremont operated its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court.

During the year ended December 31, 2008, net cash used in financing activities totaled $1.9 billion. The cash used in financing activities primarily relates to the net change in deposit liabilities associated with the acceptance of deposits, offset by repayments of deposits and the transfer of deposit liabilities to CapitalSource Bank as part of the CapitalSource Transaction.

OFF-BALANCE SHEET ARRANGEMENTS

Prior to 2007, Fremont securitized a portion of its residential real estate loans. Securitization was a process of transforming the loans into securities sold to investors. The loans were first sold to a special purpose corporation, which then transferred them to a Qualified Special Purpose Entity (“QSPE”) which was legally isolated from Fremont. The QSPE, in turn, issued interest-bearing securities, commonly known as asset-backed securities, that were secured by the future cash flows to be derived from the securitized loans. The QSPE used the proceeds from the issuance of the securities to pay the purchase price of the securitized loans.

Securitization was used to provide an additional source of liquidity. These securitizations of mortgage loans were structured as sales. The special purpose entities to which we transferred the mortgage loans were QSPEs and, therefore under previous accounting rules, were not subject to consolidation through 2009. As disclosed in the Recent Accounting Standards below, accounting standards were amended effective January 1, 2010 to eliminate the concept of a QSPE. We re-evaluated these QSPEs as well as all other potentially significant interests in other unconsolidated entities to determine if we should include them in our Consolidated Financial Statements. We determined that we are not the primary beneficiary of the VIEs and therefore do not consolidate the loan securitization trusts.

The investors and the QSPEs do not have any recourse to the Company if the cash flows generated by the securitized loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, Fremont removed from its balance sheet the carrying value of the loans securitized and added to its balance sheet the estimated fair value of the assets obtained in consideration for the loans, which generally included the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights. Additional information concerning Fremont’s prior securitization activities is included in Note 19 – Discontinued Operations of the Consolidated Financial Statements which are included in Item 8 of this Comprehensive Form 10-K.

CONTRACTUAL OBLIGATIONS

Fremont had contractual obligations and commitments related to its debt. The contractual obligations at December 31, 2009 are summarized by contractual maturity in the following table:

	Payments Due by Period
(Dollars in thousands)	Total	Currently Due	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Senior Notes due 2009 (1)	$166,530	$166,530	$—	$—	$—	$—
Junior Subordinated Debentures (1)	103,093	—	—	—	—	103,093
TOTAL	$269,623	$166,530	$—	$—	$—	$103,093

(1)
In February 2008, Fremont announced that in order to conserve cash as it explored various capital raising initiatives, Fremont elected to defer, indefinitely until future notice, interest payments on the Junior Subordinate Debentures. Fremont made a similar announcement in March 2008 with respect to its $6.6 million semi-annual interest payment due on March 17, 2008 relating to its 7.875% Senior Notes due 2009. See “Deferral of Interest on Junior Subordinated Debentures and Senior Notes” and “Forbearance Agreement related to Senior Notes” in “B. Pre-Bankruptcy Operations—2. 2008 Events” and “Senior Notes Settlement” and “TOPrS Settlement” in “D. Recent Developments—1. Events Associated with Emergence from Chapter 11 Bankruptcy Proceedings” in Item 1 of this Comprehensive Form 10-K for additional details.

The table above excludes repurchase reserve liabilities related to residential real estate loans that were sold that are subject to standard industry representations and warranties that may require the Company to repurchase certain loans. Additional information concerning repurchase reserves included in discontinued operations is included in Note 19 – Discontinued Operations of the Consolidated Financial Statements which are included in Item 8 of this Comprehensive Form 10-K. See also “F. Historic Legacy Operations—Residential Real Estate—Repurchase Reserves” in Item 1 of this Comprehensive Form 10-K and Item 1A, “Risk Factors.”

RECENT ACCOUNTING STANDARDS

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets. ASU 2009-16 amends the Accounting Standards (Codification) for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. ASU 2009-16 eliminates the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective for fiscal years beginning after November 15, 2009. Early application is not permitted. The adoption of ASU 2009-16 on January 1, 2010 did not have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009. Early application is not permitted. The adoption of ASU 2009-17 on January 1, 2010 did not have a significant impact on the Company’s consolidated financial statements, as it was not required to consolidate any of its securitizations since the Company had determined that is does not have the power to direct the activities that most significantly impact the securitization trust’s economic performance

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 additional disclosures about fair value measurements, including transfers in and out of Levels 1 and 2, as well as requiring a higher level of disaggregation for the different types of financial instruments. It also clarifies that fair value disclosures should include a description of the inputs and valuation techniques used for both recurring and nonrecurring Level 2 and Level 3 estimates. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements, which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. Early adoption is permitted. The adoption of FASB ASC 2010-06 on January 1, 2011 did not have a significant impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. Under ASU 2010-18, modifications of loans that are accounted for within a pool under FASB ASC Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments under ASU 2010-18 are effective for modifications of loans accounted for within pools under ASC Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted. The adoption of FASB ASC 2010-18 on January 1, 2011 did not have a significant impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 provides financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The objective of ASU 2010-20 is to provide disclosures that assist financial statement users in their evaluation of (1) the nature of an entity’s credit risk associated with its financing receivables, (2) how the entity analyzes and assesses that risk in arriving at the allowance for credit losses and (3) the changes in the allowance for credit losses and the reasons for those changes. Disclosures provided to meet the objective above should be provided on a disaggregated basis. The disclosures required by ASU 2010-20 are effective for annual reporting periods ending on or after December 15, 2011. The Company does not expect that the adoption of ASU 2010-20 will have a significant impact on the Company’s consolidated financial statements.

SUBSEQUENT EVENTS

For subsequent events occurring after December 31, 2009, see “C. Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings” and “D. Recent Developments—Events Associated with Emergence From Chapter 11 Bankruptcy Proceedings,” and “Post Emergence From Bankruptcy Events.” in Item 1 of this Comprehensive Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated herein by reference to Signature Group Holdings, Inc. Consolidated Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Overview

Signature successfully emerged from bankruptcy proceedings on June 11, 2010 with a new Board of Directors, which has an audit committee made up entirely of independent members of the Board of Directors. In July 2010, a new senior management team of Signature was appointed. With the assistance of financial consultants, the new management team under the oversight of the audit committee focused its resources on undertaking the project of completing all of Signature’s delinquent periodic reports and the related financial statements as soon as practicable. Given the new management team and Board of Directors were not present as of December 31, 2009 or during any previous period, the evaluation of the Company’s disclosure controls and procedures and management’s assessment of its internal control over financial reporting was conducted in the second half of 2010 and through the first quarter of 2011. As a result of this evaluation, the Company has determined that its assessments and evaluations of its disclosure controls and procedures and internal control over financial reporting for purposes of this Comprehensive Form 10-K will be based upon the evaluations and assessments made as of December 31, 2009.

Conducting separate assessments of the Company’s disclosure controls and procedures and its internal control over financial reporting as of the prior periods December 31, 2008 and 2007 would have been impractical, overly burdensome to recreate and would have resulted in further delay in the filing of this Comprehensive Form 10-K and our other delinquent periodic reports. In addition, based on the information learned and the processes and procedures undertaken to complete the consolidated financial statements for the years ended December 31, 2009, 2008, and 2007, as well as the preparation to date on the consolidated financial statements for the year ended December 31, 2010, the new management team and the audit committee believe that they have a sound understanding of the nature of the material weakness in the Company’s internal control over financial reporting that existed during those prior periods as described below.

Evaluation of Disclosure Controls and Procedures

Signature conducted an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2009, carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“Interim CFO”). Based upon that evaluation, our CEO and Interim CFO concluded that because of the material weakness in our internal control over financial reporting, described below, as well as our inability to timely file our annual and quarterly financial statements and periodic reports with the Commission, that the Company’s disclosure controls and procedures were not effective as of December 31, 2009. Additionally, although no such evaluation was performed as of December 31, 2008 and 2007, periods that are covered by this Comprehensive Form 10-K, management believes that based upon the evaluation made as of December 31, 2009 that the Company’s disclosure controls and procedures were not effective as of December 31, 2008 or December 31, 2007.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the periodic reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Overview of Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting is expected to include those policies and procedures that management believes are necessary that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures. Because of these inherent limitations, internal control over financial reporting cannot provide absolute assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal control over financial reporting may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Assessment of the Effectiveness of Internal Control Over Financial Reporting. As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and Commission guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that such internal controls and procedures were not effective as of December 31, 2009 and that a material weakness in internal control over financial reporting existed as more fully described below. Additionally, although no such assessment was performed for December 31, 2008 and 2007, periods that are covered by this Comprehensive Form 10-K, management believes the material weakness identified in the internal control over financial reporting as of December 31, 2009 also existed as of those prior periods as well.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following internal control over financial reporting deficiency that represented a material weakness as of December 31, 2009:

Control Environment. The Company did not maintain an effective overall control environment, which is the foundation for effective internal control over financial reporting. As a result of the sale of substantially all of Fremont’s business operations from 2007 to 2008 and the significant reduction in certain other business operations as a result of the bankruptcy proceedings, Fremont experienced considerable turnover of staffing within its accounting operations during the periods covered by this Comprehensive Form 10-K. Additionally, during the period in which Fremont was in bankruptcy proceedings with limited resources and operations, the Company did not maintain a sufficient number of financial and accounting staff personnel with the appropriate level of accounting knowledge and experience in order to timely provide accurate and reliable financial statements of the Company that were prepared and reviewed in accordance with GAAP. Because of the control environment weakness described above:

-
the Company was not able to effectively maintain its accounting and financial reporting for the years 2009, 2008 and 2007 on a timely basis. Specifically, the Company did not have processes in place to provide timely supervisory review of its financial statements and significant accounting transactions prior to and following the Company entering into bankruptcy proceedings in June 2008.

-
the Company did not maintain an accounting policy function that was timely in the review and updating of Company accounting policies and procedures and the evaluation of significant Company transactions during the period from 2007 to 2009.

-
The Company did not perform effective analyses of various financial statement accounts which involved significant estimates and judgments, including subordinated mortgage-backed securities, mortgage servicing rights, mortgage loans held for sale, commercial real estate investments, real estate owned, repurchase reserves, litigation reserves, among others.

Until our material weakness is remediated, there is a reasonable possibility that a material misstatement of the Company’s financial statements would not be prevented or detected on a timely basis. As a result, Signature contracted with experienced financial and accounting consultants to assist its new management team and accounting staff prepare the financial statements for the periods covered by this Comprehensive Form 10-K, as well as the Company’s other delinquent periodic reports. Signature has recruited new, experienced accounting and finance employees to oversee the accounting function on a go-forward basis.

Notwithstanding the assessment that the Company’s internal control over financial reporting was not effective and that there was a material weakness as identified in this Comprehensive Form 10-K, the Company believes that the financial statements contained in this Comprehensive Form 10-K, fairly and accurately present the financial position, results of operations and cash flows for each of the years ended December 31, 2009, 2008 and 2007, in all material respects.

Changes in Internal Control Over Financial Reporting

During the period covered by this Comprehensive 10-K, there were no changes in our internal control over financial reporting, other than the material weakness as described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have begun the process of documenting, reviewing, and, as appropriate, improving our internal controls and procedures concerning internal control over financial reporting. Management, with the participation of our CEO and Interim CFO, has evaluated the remedial measures and other changes in internal control over financial reporting that existed as of December 31, 2009, in accordance with the requirements of Rule 13a-15(d) promulgated by the Commission under the Exchange Act. The significant changes that have occurred to address the material weakness in the Company’s internal control over financial reporting that existed as of December 31, 2009, and were believed to exist during as of December 31, 2008 and 2007, are (i) the remedial measures taken by the Company and management to address the material weakness, and (ii) the change in management of the Company that began in the second quarter of 2010, which are both discussed below.

Ongoing Remediation of Material Weakness. The Company has devoted virtually all of its accounting resources to completing the 2009, 2008 and 2007 financial statements, preparing and filing of this Comprehensive Form 10-K, as well as its other quarterly and annual periodic reports for the 2010 fiscal year. As a result, the Company has not had the resources available to address or remediate the material weakness in the Company’s internal control over financial reporting. In particular, management has yet to install internal control systems and procedures that provide the necessary level of assurance regarding the accuracy of the Company’s financial reporting that will not require the use of outside financial consultants and the type of additional review and other procedures that has been undertaken in connection with the preparation of the financial statements contained in this Comprehensive Form 10-K. However, the Company has with its limited resources taken the following steps during fiscal 2010 and during the first quarter of 2011 to attempt to remediate the material weakness in the Company’s internal control over financial reporting:

-
Management has developed, adopted and documented formal accounting and reporting policies with respect to all significant transactions that are relevant to its business and necessary to properly account for and report our results for the periods presented in this Comprehensive Form 10-K. This includes policies regarding segment reporting, accounting for reorganizations (accounting during bankruptcy), discontinued operations, non-routine transactions (sales of commercial real estate lending operations, branch deposits and other significant assets of FIL, mortgage servicing rights and equity transactions), adoption of new accounting policies, accounting for mortgage related assets (such as subordinated mortgage backed securities, mortgage loans held for sale and mortgage servicing rights), accounting for derivatives, and accounting for repurchase and litigation reserves.

-
Management is strengthening its policies and procedures related to critical accounting policies, including assets and liabilities that require management to make estimates and assumptions such as fair value measurements. Some of these procedures have been implemented as of the date of the filing of this Comprehensive Form 10-K.

-
Management has been able to reorganize the accounting group. We anticipate that a significant portion of the Company’s accounting and financial reporting as of the quarter ended June 30, 2011 will have been performed by employees of Signature Capital Advisers and not consultants. Although the Company continues to use consultants in some areas, these areas are limited and will be transitioned to full time employees in the near term.

-
Management is implementing a more timely review by the accounting group of business transactions the Company engages in. The accounting group will be involved as the business transactions are contemplated and will provide timely accounting support and accounting policy implementation as the transaction unfolds and therefore this will allow the Company to account for the consummation of transactions on a timely basis.

The Company’s remediation process is on-going and management hopes to complete the implementation of its remediation efforts during 2011, with the expectation that the Company will have adequate internal control over financial reporting and effective disclosure controls and procedures as of December 31, 2011. However, since management has not completed its remediation efforts, there can be no assurances that the Company’s remediation efforts will be successful or sufficient in remediating the material weakness.

Changes in Company Management. Following the Company emerging from bankruptcy proceedings, in July 2010, the persons serving as Signature’s Chief Executive Officer and Chief Financial Officer resigned from those positions and the Company’s new management team was appointed. Thus, during the quarter ended September 30, 2010, the new management team became responsible for overseeing and maintaining of the Company’s disclosure controls and procedures, as well as its internal control over financial reporting. These roles continued to be held by these professionals as of the date of the filing of this Comprehensive Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Fremont’s Board of Directors (hereinafter called the “Board” or the “Board of Directors”) as of December 31, 2009 consisted of six directors, three of whom were independent directors. Prior to the passing of John C. Loring on October 7, 2009, a majority of the Board consisted of independent directors. With the exception of Mr. Loring, the information set forth below as to each director who served on the Board in 2009 has been furnished to us by the respective directors.

Name	Age	Principal Business Experience During Past Five Years and Certain Other Directorships	Director Since

Stephen H. Gordon	47
Mr. Gordon served as the Chairman of the Board of Fremont and FRC (which was previously FIL) from November 9, 2007 to June 11, 2010, as Chief Executive Officer of Fremont from November 9, 2007 to September 30, 2008 and as Chief Executive Officer of FRC from December 2007 to September 30, 2008. Mr. Gordon is a former investment banker and successful banking executive with over twenty years of financial services experience. From June 1999 to October 2006, Mr. Gordon was a Co-Founder, Chairman and Chief Executive Officer of Commercial Capital Bancorp, Inc. (“CCBI”), and its subsidiary savings bank, Commercial Capital Bank (“CCB”), a federally chartered savings bank headquartered in Irvine, CA. CCBI was acquired by Washington Mutual, Inc. in an all-cash transaction, valued at approximately $1 billion in October 2006. Prior to founding the CCBI companies, from July 1995 to December 1996, Mr. Gordon was the sole shareholder, director and President of Gen Fin, Inc., the General Partner of Genesis Financial Partners, LP, a hedge fund that invested exclusively in underperforming middle market financial institutions. From October 1988 to July 1995, Mr. Gordon was an investment banker at Sandler O’Neill + Partners, L.P., a New York based investment banking firm, and was a Partner from January 1992.
			2007

David S. DePillo	48
Mr. DePillo served as Vice-Chairman of the Board of Directors of Fremont and FRC from November 9, 2007 to June 11, 2010, as President of Fremont from November 9, 2007 to September 30, 2008 and as President of FRC from December 2007 to September 30, 2008. Mr. DePillo was one of the founding shareholders of CCBI, and served as its Vice Chairman, President and Chief Operating Officer from June 1999 through October 2006 and as the President, Chief Operating Officer and Vice Chairman of CCBI’s subsidiary companies. From April 1991 to March 1998, Mr. DePillo served as the first Vice President and Director of Multifamily Banking for Home Savings of America, and as the President and Chief Operating Officer for its real estate development subsidiaries and for H.F. Ahmanson & Co., its thrift holding company. Prior thereto, Mr. DePillo served as Senior Vice President, Director of Asset Management at Coast Federal Bank, a savings institution, and as President of its mortgage banking subsidiary.
			2007

Richard A. Sanchez	54
Mr. Sanchez served as the Executive Vice President and Chief Administrative Officer of Fremont and FRC from November 9, 2007 to September 30, 2008 and as Interim President and Chief Executive Officer of Fremont and FRC from October 1, 2008 to July 5, 2010. From 2002 through 2006, he served as Executive Vice President, Chief Administrative Officer and Corporate Secretary for CCBI and CCB and was a director of both for the one-year period preceding the Washington Mutual acquisition. From 1993 to 2002, Mr. Sanchez was Deputy Regional Director for the Office of Thrift Supervision (“OTS”), in the Western region.
			2007

Name	Age	Principal Business Experience During Past Five Years and Certain Other Directorships	Director Since

John C. Loring
(deceased October 7, 2009)	—
Mr. Loring served as an independent Director of Fremont and FRC from January 8, 2008 to October 7, 2009. Mr. Loring also served as Chairman and President of newAX, Inc., an investment company, since 2005. Prior to this position, he worked as an attorney between 1971 and 2006. In addition, during the period 1991 through 2005, Mr. Loring served as Chairman on Astrex, Inc., an entity that distributed electronic components. He served as Vice Chairman of the Board of GalVest, Inc., an oil and gas producer, from 1988 to 1994. Mr. Loring served as a director of the following companies for the following boards: Geauga Savings Bank from 1989 and 2007, Weatherford International, Inc., an oil and gas well service company, from 1992 to 1994, American Savings and Loan, a financial institution, from 1992 to 1993, Guardian Bancorp, Inc., a financial institution, from 1995 to 1996, and Fleet Aerospace, Inc., a manufacturer of aerospace components, from 1995 to 1996.
			2008

Barney R. Northcote	68	Mr. Northcote served as an independent Director of Fremont and FRC from January 8, 2008 to June 11, 2010. Mr. Northcote served as a director of CCBI between August 2002 and October 2006, and he served as a director of CCB between 1987 and October 2006. Mr. Northcote was a founding shareholder of CCB. In 1965, Mr. Northcote formed Northcote, Inc., a trucking and building materials company.	2008

Mark E. Schaffer	68
Mr. Schaffer served as an independent Director of Fremont and FRC from January 8, 2008 to June 11, 2010. Mr. Schaffer has served as a managing director of Shamrock Capital Advisors, Inc.’s Real Estate Group and its Genesis Fund since February 2004. Shamrock Capital Advisors, Inc. is the investment advisor affiliate of Shamrock Holding, Inc., the investment vehicle for the Roy E. Disney family. Mr. Schaffer also served as a director of CCB from March 2003 until October 2006 and served as a director of CCBI from February 2004 to October 2006. Prior thereto, Mr. Schaffer worked as a management consultant for a private real estate company.
			2008

Robert J. Shackleton	73
Mr. Shackleton served as an independent Director of Fremont and FRC from January 8, 2008 to June 11, 2010. Mr. Shackleton served as a director of CCBI between February 2001 and October 2006, and he served as a director of CCB between January 2000 and October 2006. Mr. Shackleton was the Audit Committee Chairman and served as a member of the Compensation Committee of CCBI. From 1961 to 1997, Mr. Shackleton was an accountant with KPMG LLP, an accounting firm, where he attained the position of partner-in-charge of the Orange County audit and professional practice department and Commission reviewing partner.
			2008

Executive Officers Who are Not Directors

Set forth below is information concerning the executive officers of Fremont and FRC (which was previously FIL) as of December 31, 2009 who did not serve on the Board of Directors. All executive officers of Fremont were elected by the Board of Directors and served until their successors were elected and qualified. No executive officer was related to any director or other executive officer of Fremont by blood, marriage or adoption, and there were no arrangements or understandings between a director of Fremont and any other person pursuant to which such person was elected an executive officer.

Donald E. Royer (60), served as Executive Vice President and General Counsel of Fremont from November 2007 until June 11, 2010 and as Executive Vice President and General Counsel of FRC from December 2007 to June 11, 2010. From June 11, 2010 through October 1, 2010, Mr. Royer served as the interim Chief Operating Officer and Chief Legal Officer of Signature. Prior thereto, Mr. Royer has had a distinguished thirty-year legal and business career representing and working in the California financial services industry. During 2007 prior to joining Fremont, Mr. Royer acted as a consultant and actively represented various mortgage lending clients. In 2006, Mr. Royer joined CCB and CCBI as Executive Vice President and General Counsel. Mr. Royer was retained by Washington Mutual, Inc. following its acquisition of CCBI to assist in resolving legacy litigation involving CCB. In late October 2006, this litigation was successfully resolved and Mr. Royer thereafter resigned. Mr. Royer was previously employed by Downey Savings, as Executive Vice President, General Counsel and Corporate Secretary, as Executive Vice President and General Counsel of American Savings Bank, as Executive Vice President and General Counsel of Financial Corporation of America, and American Savings and Loan Association.

Thea K. Stuedli (35), served as Executive Vice President and Chief Financial Officer of Fremont from November 2007 to July 5, 2010 and as Executive Vice President and Chief Financial Officer of FRC from December 2007 to June 11, 2010. Ms. Stuedli, a certified public accountant, has more than 11 years of financial services experience. From 2004 to 2006, Ms. Stuedli served as Senior Vice President and Chief Accounting Officer at CCB. From 2002 through 2004, Ms. Stuedli served as the corporate controller at Jackson Federal Bank, a federally chartered bank. Prior to 2002, Ms. Stuedli served as a manager in the financial services audit practice at KPMG, LLP, specializing in audits of public and non-public banks and finance companies.

Audit Committee

The Audit Committee is organized and conducts its business pursuant to a written charter adopted by the Board of Directors. Copies may be obtained without charge upon request by writing to the following address: Corporate Secretary, Signature Group Holdings, Inc., 15303 Ventura Blvd., Suite 1600, Sherman Oaks, CA 91403. As of December 31, 2009, the members of the Audit Committee were independent directors Shackleton, who chaired the committee, Northcote and Schaffer, each of whom served on the Audit Committee since their appointment to the Board of Directors in January 2008. The Audit Committee met with management, the independent auditor and the internal auditors to make inquiries regarding the manner in which the responsibilities of each were being discharged and to report their findings to the Board of Directors. The Audit Committee met separately, without management present, with the independent auditor and with the internal auditors. The Audit Committee also met in executive session. This committee was primarily concerned with the integrity of Fremont’s financial statements, compliance with legal and regulatory requirements and the independence and performance of Fremont’s internal and external auditors. The Board determined that members of the Audit Committee satisfied the criteria required under applicable Commission standards for independence and financial literacy for each of the fiscal years ended December 31, 2009 and 2008.

The Board determined that Director Shackleton satisfied the criteria for classification as an “audit committee financial expert” as set forth in the applicable rules of the Commission.

Code of Ethics

Fremont maintained a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. The code of ethics may be obtained without charge upon request by writing to the following address: Corporate Secretary, Signature Group Holdings, Inc., 15303 Ventura Blvd., Suite 1600, Sherman Oaks, CA 91403.

Stockholder Director Nominations

On October 22, 2007, the Board of Directors of the Company voted to amend and restate Article II, Section 6 (“Article II – Section 6”) and Article III, Section 2 (“Article III – Section 2”) of the Company’s bylaws, effective immediately following the Board of Directors’ vote. Article II – Section 6 and Article III – Section 2, as amended, are collectively referred to hereunder as the “Amended Bylaws.”

The Amended Bylaws require that a stockholder of the Company seeking to make director nominations or bring other business before an annual meeting of the Company’s stockholders must give advance written notice to the Company not less than 90 nor more than 120 days prior to the anniversary date of the prior year’s annual meeting of stockholders; provided, however, that if the annual meeting is to be held on a date which is not within 25 calendar days of such anniversary date, the stockholder’s advance notice submission must be received by the Company not later than the 10th calendar day after the day on which notice of the date of the annual meeting is mailed to stockholders or public disclosure of the date of the annual meeting is made, whichever first occurs. In the case of a special meeting of the Company’s stockholders called for the purpose of electing directors, such advance notice must be received by the Company not later than the 10th calendar day after the date on which notice of the date of the special meeting is mailed to stockholders or public disclosure of the date of the special meeting is made, whichever first occurs.

In addition, Article III – Section 2, as amended, includes a requirement that any stockholder seeking to nominate directors provide, among other matters, as to each person whom the stockholder proposes to nominate for election as a director (A) the name, age, business address and residence address of the person, (B) the principal occupation or employment of the person, (C) the class or series and number of shares of capital stock of the Company which are owned beneficially or of record by the person and (D) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for the election of directors pursuant to Section 14 of the Exchange Act, and the rules and regulations promulgated thereunder.

Reporting Compliance

Section 16(a) of the Exchange Act required Fremont’s directors, executive officers and persons who owned more than 10% of Fremont’s common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of common stock and other securities of Fremont on Forms 3, 4 and 5 with the Commission. Reporting Persons were required by Commission regulations to furnish Fremont with copies of all Section 16(a) forms they filed.

Based solely on review of reports received by Fremont or written representations from the Reporting Persons, Signature believes that with respect to the fiscal years ended December 31, 2009, 2008 and 2007, all of the Reporting Persons complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation
Compensation of Directors

The following table sets forth information regarding total compensation paid to each non-employee director of the Board of Directors as of December 31, 2009 during the fiscal years ended December 31, 2009 and 2008. The compensation paid to any director who was also one of our employees as of December 31, 2009 is presented in the Summary Compensation Table and related explanatory tables. Such employee-directors did not receive separate compensation for service on the Board of Directors.

Name	Year	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)

Stephen H. Gordon	2009	92,000	—		—	—	—	—	92,000
	2008	23,500	—		—	—	—	—	23,500

David S. DePillo	2009	90,000	—		—	—	—	—	90,000
	2008	23,500	—		—	—	—	—	23,500

John C. Loring	2009	74,333	—		—	—	—	—	74,333
(deceased October 7, 2009)	2008	90,000	—	(2)	—	—	—	—	90,000

Barney R. Northcote	2009	94,000	—		—	—	—	—	94,000
	2008	90,000	—	(2)	—	—	—	—	90,000

Mark E. Schaffer	2009	94,000	—		—	—	—	—	94,000
	2008	90,000	—	(2)	—	—	—	—	90,000

Robert J. Shackleton	2009	94,000	—		—	—	—	—	94,000
	2008	90,000	—	(2)	—	—	—	—	90,000

(1)
Includes an annual retainer fee of $40,000 for service on the Board of Directors, plus an additional annual retainer of $30,000 for service on Board Committees for a combined total annual retainer of $70,000. The total amount also includes $2,000 per month of director fees paid by FRC for serving on its board of directors.

(2)
Directors Loring, Northcote, Schaffer and Shackleton received restricted stock grants on January 8, 2008. All but the shares issued to Mr. Northcote were voluntarily forfeited on December 8, 2008 prior to any vesting.

Fremont’s compensation program for directors who were not employees of Fremont or any of its subsidiaries became effective on January 8, 2008 and included the following components:

Annual Retainer — Non-employee directors were paid an annual retainer of $40,000 for service on the Board of Directors, plus an additional annual retainer of $30,000 for service on the Board committees, for a combined total annual retainer of $70,000.

Meeting Fees — No meeting fees were awarded for participation in meetings of the Board of Directors or Committees. The directors were reimbursed for actual expenses incurred to attend meetings of the Board of Directors and its committees.

Restricted Stock Grants — Non-employee directors during 2008 received awards of restricted shares of Fremont’s common stock that were granted on January 8, 2008. The number of shares was determined by dividing $100,000 by the closing price of Fremont’s common stock as reported on the NYSE on the date of grant, which was $3.01 on January 8, 2008. Each award had a two year term. Restrictions on the shares were released at a rate of 50% per year beginning on January 8, 2009. Messrs. Loring, Northcote, Shackleton and Schaffer were granted an award of 33,223 restricted shares on January 8, 2008. The restricted shares awarded to Mssrs. Loring, Shackleton and Schaffer were forfeited on December 8, 2008. There were no restricted share awards to the non-employee directors during 2009.

Other Compensation – Directors Loring, Schaffer, Shackleton and Northcote also served as non-employee directors on the board of directors of FRC. FRC paid directors fees of $2,000 per month to each non-employee director. Actual expenses incurred to attend FRC’s board of directors and audit committee meetings were also reimbursed. No directors fees were paid to any person serving on the board of any of Fremont’s other subsidiaries.

Summary Compensation Table

The following table presents information regarding compensation of Fremont’s named executive officers as of December 31, 2009 (“Named Executive Officers”) for services rendered during the fiscal years ended December 31, 2009, 2008 and 2007, respectively. The Named Executive Officers included Fremont’s Interim President and Chief Executive Officer and Fremont’s next two most highly compensated executive officers listed in the Summary Compensation Table.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard A.	2009	609,230	—	—		—	—	—	13,846	623,076
Sanchez	2008	502,884	—	—		—	—	—	26,510	529,394
Interim	2007	59,615	—	776,364	(1)	—	—	—	2,300	838,279
President and Chief Executive Officer

Donald E.	2009	517,307	—	—		—	—	—	1,923	519,230
Royer	2008	500,000	—	—		—	—	—	0	500,000
Executive	2007	59,615	—	776,364	(1)	—	—	—	2,300	838,279
Vice President and General Counsel

Thea K.	2009	465,576	—	—		—	—	—	1,730	467,306
Stuedli	2008	444,807	—	—		—	—	—	6,519	451,326
Executive	2007	53,653	—	665,453	(1)	—	—	—	2,300	721,406
Vice President, Chief Financial Officer and Treasurer

(1)	The Named Executive Officers each received an award of restricted stock on November 9, 2007 which were voluntarily forfeited on December 8, 2008 prior to any vesting.
(2)
The Named Executive Offers each received holiday pay for unused holidays for all periods noted. In addition, Mr. Sanchez and Ms. Stuedli received coverage under Group Universal Life Insurance for all periods. In 2007, the Named Executive Officers each received an automobile allowance.

Components of Named Executive Officer Compensation

Base Salary

Base salaries are an important element of compensation for the Named Executive Officers because they provide them with a specified minimum level of cash compensation for their services. The base salaries of the Named Executive Officers was established as a result of negotiations between Fremont and Mr. Gordon, who negotiated on behalf of his management team when Fremont employed Mr. Gordon and his team in 2007. Fremont considered several factors in those negotiations, with the most significant factors being (i) the need to provide a level of annual cash compensation that would attract and/or retain these Named Executive Officers in light of Fremont’s challenging business environment in 2007, (ii) the fact that these Named Executive Officers were agreeable to limiting any annual bonus opportunities to discretionary bonuses (so that base salaries would be their only guaranteed form of annual cash compensation), (iii) the base salaries and other forms of compensation these Named Executive Officers earned while at CCBI, (iv) the fact that these Named Executive Officers would serve in dual capacities as executives of Fremont and FRC and (v) the base salary demands made by these Named Executive Officers and the other individuals Fremont considered as candidates for positions on the management team in 2007. As of December 31, 2009, the annual base salaries of the Named Executive Officers were as follows: Mr. Sanchez – $600,000; Ms. Stuedli – $450,000; and Mr. Royer – $500,000.

Bonus Opportunities

The employment agreements that the Named Executive Officers entered into in November of 2007 provided for bonuses only as determined in the discretion of Fremont. In February 2008, Fremont terminated the Executive Officer Annual Bonus Plan and the Executive Officer Long Term Incentive Plan, which plans provided for performance bonus awards to executives. None of the Named Executive Officers earned an annual bonus during 2007, 2008, or 2009.

Restricted Stock Awards

On November 9, 2007, each of the Named Executive Officers was granted a discretionary award of restricted shares under Fremont’s 2006 Performance Incentive Plan. The shares of restricted stock were actual shares of Fremont’s common stock that were subject to forfeiture prior to becoming vested. Each Named Executive Officer’s restricted stock award was scheduled to vest annually in one-third increments on the anniversary date of the grant, subject to the Named Executive Officer’s continued employment through each vesting date. However, each of Named Executive Officer forfeited these restricted shares on December 8, 2008 before any vesting occurred.

Perquisites and Personal Benefits

The employment agreements between Fremont and each of the Named Executive Officers included provisions for certain expense reimbursement for travel, car allowance, and temporary accommodations while the Named Executive Officer was at Fremont’s offices as well as certain benefits, including participation in retirement plans, savings or profit-sharing plans, supplemental retirement or excess-benefit plans, stock option, restricted stock programs, incentive or other bonus plans, life, disability, health, accident and other insurance programs, paid vacations and similar plans or programs. The Named Executive Officers also received a car allowance in 2007, but such perquisites were eliminated in early 2008. Fremont historically believed that perquisites and personal benefits were often a tax-advantaged way to provide the executives with additional annual compensation or benefits to supplement their other compensation opportunities. The Summary Compensation Table and related footnotes quantify and explain the perquisites and personal benefits paid to each of the Named Executive Officers.

Qualified and Non-Qualified Retirement Plans

In 2007, Fremont maintained two tax qualified retirement plans for the benefit of its executives and other employees: (i) the Fremont General Corporation and Affiliated Companies Investment Incentive Plan, a tax qualified 401(k) plan and (ii) the Fremont General Corporation Employee Stock Ownership Plan, a tax qualified employee stock ownership plan, or “ESOP.” In addition to the two tax qualified plans, Fremont maintained three related non-qualified plans for its executives: (i) the Fremont General Corporation 2003 Excess Benefit Plan, or “Excess Benefit Plan,” (ii) the Fremont General Corporation Supplemental Executive Retirement Plan, or “SERP,” and (iii) the Fremont General Corporation Supplemental Executive Retirement Plan II, or “SERP II.” The Excess Benefit Plan and the SERP II were designed to allow executives and other key employees to receive company-paid benefits that could not be provided under Fremont’s 401(k) plan and/or the ESOP due to limitations on contributions to those plans under applicable tax laws. The Excess Benefit Plan was a mechanism for providing benefits to participants who were subject to limitations on contributions to the ESOP under Section 415 of the Tax Code. If limits under Section 415 of the Tax Code prevented a participant from receiving a full ESOP contribution, Fremont credited an amount equal to the excess contribution that would have otherwise been made to the ESOP to a bookkeeping account for the participant under the Excess Benefit Plan. The SERP II allowed executives to elect to defer compensation and receive the tax benefits associated with delaying the income tax event on the compensation deferred. Prior to the SERP II, deferrals were made under its predecessor, the SERP. The SERP was frozen as of December 31, 2004 as a result of the addition of Section 409A of the Tax Code, which changed the rules governing deferred compensation. Thus, after December 31, 2004, no additional participant deferrals or contributions by Fremont were credited under the SERP, but the SERP was maintained by Fremont since account balances that were earned and vested as of December 31, 2004 continued to earn interest and other earnings.

All of these plans were reviewed in 2008 by the Compensation Committee of the Board of Directors in consultation with management as part of a comprehensive evaluation of what plans Fremont should maintain on a going forward basis. As a result of this review, Fremont determined in February 2008 that it was appropriate to adjust its approach to executive retirement benefits in a manner consistent with the compensation approach emphasizing base compensation and discretionary restricted stock awards that was applied in negotiating employment agreements for the Gordon management team in 2007. To this end, Fremont determined that it was appropriate to terminate the ESOP, SERP, SERP II and Excess Benefit Plan and to eliminate the acquisition of Fremont’s stock as an authorized investment option under the Fremont 401(k) plan. This approach streamlined Fremont’s executive compensation structure and increased Fremont’s flexibility in compensating executives in a manner that supported its primary compensation objectives. It also simplified the administration of executive compensation.

Severance and Other Benefits

The employment agreement for each of the Named Executive Officers provided for certain severance benefits that could become payable depending on the circumstances of the executive’s termination of employment. These severance provisions are the result of negotiations between Fremont and Mr. Gordon, who negotiated on behalf of his management team, when they joined Fremont in November 2007. Because of the challenging business environment facing Fremont in 2007, Fremont determined that it could not attract the new management team that it needed without providing a severance package that was both competitive and flexible. Fremont, with the assistance of outside legal counsel, negotiated the structure of the severance benefits for the Named Executive Officers so that the amounts and types of severance benefits they could receive depended both on the timing of and the reasons for their termination of employment.

At the time that the Named Executive Officers’ employment agreements were negotiated, Fremont was contemplating various strategic transactions. Each Named Executive Officers’ employment agreement consequently provided for severance and other benefits in connection with the qualifying sale (as set forth in their respective employment agreement) if such transaction occurred prior to the first anniversary of the effective date of the employment agreement. Each Named Executive Officers’ 2007 restricted stock award would vest in full upon such a qualifying sale prior to the first anniversary of his or her employment agreement, regardless of whether the Named Executive Officers’ employment was terminated. In addition, the terms of these employment agreements provided for each Named Executive to receive severance if his or her employment was terminated by Fremont without cause (and other than because of death or disability) or by the New Executive for any reason following the qualifying sale and before the first anniversary date of his or her employment agreement. Severance benefits included continued payment of base salary for three to five months and continued health benefits for up to three years. Like the severance benefits payable upon a termination due to regulatory reasons, Fremont’s objective in negotiating this severance benefit with respect to the qualifying sale was to provide compensation to the Named Executive Officers, primarily in a form other than cash, for undertaking short-term positions and working to successfully consummate the qualifying sale. Fremont cancelled its efforts to consummate a qualifying sale in 2008, so the Named Executive Officers did not receive the benefits described in this paragraph.

The relevant severance provisions of each Named Executive Officers’ employment agreement provide for severance payments upon a termination of employment by Fremont without cause (other than due to death or disability) or by the executive for a “good reason” (lesser benefits were also payable upon each Named Executive Officer’s death or disability). Severance benefits for each Named Executive Officer were based on a “3x” multiple of the executive’s base salary, average annual bonus (if any), and the average value of any equity awards (not including the value of 2007 restricted stock grants). Severance benefits also included full vesting of each Named Executive Officer’s 2007 restricted stock award (which were forfeited by the Named Executive Officers in 2008), continued health benefits for three years, the payment of an amount equal to the maximum contributions Fremont would have made for the Named Executive Officer to Fremont’s defined contribution retirement plans at maximum levels for three years and the payment of benefits equal to the value of accelerated vesting under Fremont’s defined contribution retirement plans. Again, Fremont’s main objective in providing these severance benefits was to attract and retain top executive talent with the requisite experience to successfully restructure Fremont, which would not have been possible without providing competitive severance benefits.

In connection with Fremont’s emergence from bankruptcy proceedings and the change in business strategy from Fremont to Signature, the Named Executive Officers gave notice of their respective resignations on June 4, 2010. The resignations of Mr. Sanchez and Ms. Stuedli became effective July 5, 2010. Mr. Royer delayed effectiveness of his resignation until October 2010 and assumed the roles of interim acting Chief Operating Officer and interim acting Chief Legal Officer of Signature during this interim period. On December 27, 2010, Signature entered into a Separation, Consulting and Mutual Release Agreement with Mr. Royer (the “Royer Separation Agreement”). Under the Royer Separation Agreement, in return for, among other things, mutual releases between the parties, Mr. Royer received $124,000 for consulting services for the period October 2, 2010 through December 31, 2010, reimbursement of legal expenses incurred, and severance payments totaling $500,000, which shall be paid in four equal quarterly installments on January 1, 2011, April 1, 2011, July 1, 2011 and October 1, 2011. The Royer Separation Agreement also provides for terms upon which Mr. Royer may in the future be called upon to provide Signature with consulting services in a capacity as an independent contractor.

With respect to Mr. Sanchez and Ms. Stuedli, their resignation notices included claims for certain compensation and related benefits pursuant to their respective employment agreements with Fremont and FRC. The notices claimed that because their duties and responsibilities were materially reduced as a result of the Plan and Confirmation Order, Mr. Sanchez and Ms. Stuedli terminated their employment for “good reason,” as defined in their respective employment agreements. Signature does not agree with the position taken by the aforementioned former executive officers and intends to dispute any such claims if ever formally made. Subsequent to the effective date of his resignation, Mr. Sanchez continued to provide management services to Signature after the effective date of his resignation and was paid a monthly fee of $50,000 from July through September 2010.

Outstanding Equity Awards At 2009 Fiscal-Year End

There was no outstanding equity held by the Named Executive Officers as of the fiscal year ended 2009.

Non-Qualified Deferred Compensation

There was no non-qualified deferred compensation paid to the Named Executive Officers under the Excess Benefit Plan and the SERP II as of December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Referred Shareholder Matters.

The table below sets forth a summary of the beneficial ownership of Fremont’s common stock as of March 30, 2010 and Signature’s common stock as of May 9, 2011 by (i) each of our directors as of December 31, 2009, (ii) each of the Named Executive Officers as of December 31, 2009, (iii) all of Fremont’s directors and executive officers as of December 31, 2009 as a group, and (iv) each person, or group of affiliated persons, known to us to beneficially own more than 5% of the outstanding common stock as of December 31, 2009.

Beneficial ownership is determined in accordance with the rules of the Commission. Except as indicated by footnote and subject to community property laws where applicable, each person or entity named in the table has or had sole voting and investment power with respect to all shares of common stock shown as beneficially owned by him, her or it. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that will be or were subject to options held by that person that were (i) exercisable as of March 30, 2010, or became exercisable within 60 days thereafter, and (ii) exercisable as of May 9, 2011, or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

	Shares of Fremont Common Stock Beneficially Owned as of March 30, 2010			Shares of Signature Common Stock Beneficially Owned as of May 9, 2011
Name of Beneficial Owner	Number of Shares		Percentage	Number of Shares		Percentage
Executive Officers and Directors:

Stephen H. Gordon	—		—%	—		—%
David S. DePillo	—		—	—		—
Richard A. Sanchez	—		—	—		—
John C. Loring (deceased October 7, 2009)	—		—	—		—
Barney R. Northcote	33,233		*	33,233		*
Mark E. Schaffer	—		—	—		—
Robert J. Shackleton	—		—	—		—
Donald E. Royer	—		—	—		—
Thea K. Stuedli	—		—	—		—

All executive officers and directors as a group (9 persons)	33,233		*	33,233		*

*Less than 1%.

Holders of more than 5% of shares:

James A. McIntyre	9,730,389	(1)	12.43	11,173,894	(2)	9.91

(1)
Includes: (i) 3,577,978 shares held by the James A. McIntyre Living Trust under which Mr. McIntyre was the trustee and the sole vested beneficiary; (ii) 4,322,216 shares held by the Amanda Nyce McIntyre Separate Property Trust under which Mr. McIntyre’s spouse, Amanda Nyce McIntyre was the trustee and sole vested beneficiary; (iii) 60,150 shares held by the James A. McIntyre Grandchildren’s Trust, under which Mr. McIntyre was the trustee; and (iv) 1,768,945 shares held by the McIntyre Foundation under which Mr. McIntyre was the Chief Financial Officer.

(2)
Includes: (i) 5,021,483 shares held by the James A. McIntyre Living Trust under which Mr. McIntyre is the current trustee and the current sole vested beneficiary; (ii) 4,322,216 shares held by the Amanda Nyce McIntyre Separate Property Trust under which Mr. McIntyre’s spouse, Amanda Nyce McIntyre is the current trustee and sole vested beneficiary; (iii) 60,150 shares held by the James A. McIntyre Grandchildren’s Trust, under which Mr. McIntyre is the trustee; and (iv) 1,768,945 shares held by the McIntyre Foundation under which Mr. McIntyre is the Chief Financial Officer. Mr. McIntyre’s shareholdings increased as a result of his participation in the common stock equity infusion associated with the Plan and the exchange of TOPrS holdings into common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

Of Fremont’s seven directors that served during the fiscal year ended December 31, 2009, four (Messrs. Loring, Northcote, Schaffer and Shackleton) were determined by the Board of Directors to be independent under the requirements of the NYSE listing standards.

Certain Relationships And Related Transactions

The Fremont Compensation Committee charter provided that the Compensation Committee will review, approve or ratify any transaction required to be reported under Item 404(a) of Regulation S-K of the Commission and establish the policies and procedures in connection therewith. As part of the process in determining its disclosure obligations, Fremont circulated a questionnaire to each director, nominee for director and executive officer who Fremont believed could be a related party containing questions calculated to discover the existence of a related party transaction.

During each of the fiscal years ended December 31, 2009, 2008 and 2007, there were no relationships or transactions between Fremont or any of its subsidiaries and any executive officer, director, nominee for director, 5% beneficial owner of Fremont common stock, or member of the immediate family of the aforementioned in which one of these individuals or entities had an interest of more than $120,000.

Item 14. Principal Accounting Fees and Services

In April 2007, the Audit Committee approved Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”) to be Fremont’s independent registered public accounting firm for the fiscal years ended 2006 and 2007, to audit the consolidated financial statements of Fremont and to make a report thereon to the stockholders and the Board of Directors. In August 2010, the Audit Committee again approved Squar Milner to be Fremont’s independent registered public accounting firm for the fiscal years ended December 31, 2008 and 2009 to audit the consolidated financial statements of Fremont and to make a report thereon to the stockholders and the Board of Directors. Accordingly, Squar Milner served as Fremont’s principal independent auditor for the fiscal years ended December 31, 2009, 2008 and 2007.

The Audit Committee was solely responsible for the appointment, compensation and oversight of the work of the independent auditor. The Audit Committee understood the need for Squar Milner to maintain objectivity and independence in its audit of Fremont’s consolidated financial statements, and obtained non-audit services from Squar Milner only when the services offered by Squar Milner were more effective or economical than services available from other service providers. In accordance with its charter, the Audit Committee pre-approved all auditing and non-auditing services to be performed by the independent auditor.

Principal Accounting Firm Fees

	For the Year Ended December 31,
	2009	2008	2007

Audit Fees	$200,000	$350,000	$1,782,600
Audit Related Fees	—	176,500	128,600
Tax Fees	—	—	—
All Other Fees	—	—	52,500
Total	$200,000	$526,500	$1,963,700

In the above table, in accordance with the Commission’s definitions and rules, Audit fees are related to the audit of Fremont’s annual financial statements for the years ended December 31, 2009, 2008 and 2007. Audit-related fees for each of 2009, 2008 and 2007 included fees for audits of Fremont’s benefit plans and attestations under Regulation AB of the Commission. “Tax Fees” would be fees for tax compliance, tax analysis, tax advice and tax planning, however Squar Milner performed no such services for Fremont. “All Other Fees” would include fees for any services not included in the first three categories, which were limited to static pool, agreed upon procedures for Fremont’s securitizations. While Fremont did not commence an audit of its 2008 and 2009 consolidated financial statements until 2010, management and Squar Milner have allocated a portion of the audit fees paid in 2010 and 2011 in the chart above based upon an estimate of the time, effort and cost associated with the audit work for such identified periods. From a financial statement presentation standpoint, the audit fees related to the consolidated financial statements for the fiscal years ended 2008 and 2009, as well as the audit fees to finish the 2007 audit, all of which are included in this Comprehensive Form 10-K, occurred and were recognized in 2010 and 2011.

The Audit Committee pre-approved all audit services and non-auditing services to be performed by the independent auditor. Such pre-approval was given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor, on an individual basis or pursuant to policies and procedures established by the Audit Committee in accordance with Section 2-01 of Regulation S-X of the Commission. Our Audit Committee reviewed and evaluated the lead partner of the independent auditor and required that Squar Milner audit partners be rotated in accordance with the Commission’s rules and interpretations.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)(1) and (a)(2) and (c) Financial Statements and Schedules. Reference is made to the “Index to Consolidated Financial Statements” filed as part of this Annual Report.

(a)(3) and (b) Exhibits.

Exhibit No.	Description
2.1
Purchase and Assumption Agreement between Fremont General Corporation, Fremont General Credit Corporation, Fremont Investment & Loan and CapitalSource TRS, Inc. dated April 13, 2008. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2008, Commission File Number 001-08007)

2.2
Fremont General Corporation Voluntary Petition under Chapter 11 of the United States Bankruptcy Code dated June 18, 2008. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 18, 2008, Commission File Number 001-08007)

2.3
Signature Group Holdings, LLC’s Chapter 11 Fourth Amended Plan of Reorganization of Fremont General Corporation, Joined by James McIntyre as Co-Plan Proponent, Dated May 24, 2010 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 1, 2010, Commission File Number 001-08007)

3.1
Amended and Restated Articles of Incorporation of Fremont General Corporation. (hereby changed to Signature Group Holdings, Inc.). (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

3.2
Amended and Restated Bylaws of Signature Group Holdings, Inc. dated January 27, 2011. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 21, 2011, Commission File Number 001-08007)

4.1
Form of Stock Certificate for Common Stock of Fremont General Corporation. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 001-08007)

4.2
Form of Stock Certificate for Common Stock of Signature Group Holdings, Inc. with new CUSIP. (Incorporated by reference to Exhibit 13 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

Exhibit No.	Description
4.3
Indenture with respect to the 9% Junior Subordinated Debentures among the Company, the Trust and Bank of New York (originated with First Interstate Bank of California), a New York Banking Corporation, as trustee. (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)

4.4
Amended and Restated Declaration of Trust with respect to the 9% Trust Originated Preferred Securities among the Company, the Regular Trustees, Bank of New York, a Delaware banking corporation, as Delaware trustee, and Bank of New York, N.A., a national banking association, as Institutional Trustee. (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)

4.5
Preferred Securities Guarantee Agreement between the Company and Bank of New York, N.A., a national banking association, as Preferred Guarantee Trustee. (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)

4.6
Common Securities Guarantee Agreement by the Company. (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)

4.7
Form of 9% Trust Originated Preferred Securities. (Included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)

4.8
Rights Agreement between the Company and Mellon Investor Services LLC dated October 23, 2007. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 24, 2007, Commission File Number 001-08007)

4.9
Supplemental Indenture between Fremont General Corporation and HSBC Bank USA, National Association, Indenture Trustee for the holders of the Company’s Series B 7.875% Senior Notes due March 2009, dated May 28, 2008. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 2, 2008, Commission File Number 001-08007)

4.10
Order (A) Limiting Certain Transfers of Equity Interests in the Debtor and (B) Approving Related Notice Procedures (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 23, 2008, Commission File Number 001-08007)

4.11	Form of Warrant. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

4.12
Form of Signature Group Holdings, Inc. 9.0% Notes due December 31, 2016. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 22, 2010, Commission File Number 001-08007)

4.13
Indenture between Signature Group Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee for the holders of the Company’s 9.0% Notes due December 31, 2016. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2010, Commission File Number 001-08007)

10.1*
Fremont General Corporation and Affiliated Companies Investment Incentive Plan and Amendments Number One through Eight. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2006, Commission File Number 001-08007)

10.2(a)*
Fremont General Corporation Investment Incentive Program Trust. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1993, Commission File Number 001-08007)

10.2(b)*
Amendment to the Fremont General Corporation Investment Incentive Program Trust. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)

10.3*	Fremont General Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit C to the Company’s 2004 Definitive Proxy Statement on Form DEF14A filed on April 14, 2004)

10.4(a)*
Fremont General Corporation Supplemental Executive Retirement Plan II. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on November 23, 2004, Registration Number 333-120721)

Exhibit No.	Description
10.4(b)*
Fremont General Corporation Supplemental Executive Retirement Plan II Trust. (Incorporated by reference to Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2004, Commission File Number 001-08007)

10.5*
Fremont General Corporation 2003 Excess Benefit Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002, Commission File Number 001-08007)

10.6*
Fremont General Corporation 2003 Excess Benefit Plan Trust Agreement. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2002, Commission File Number 001-08007)

10.7(a)*
Fremont General Corporation 1997 Stock Plan and related agreements. (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 1997, Commission File Number 001-08007)

10.7(b)*
Amendment to the Fremont General Corporation 1997 Stock Plan. (Incorporated by reference to Exhibit 10.8(b) to the Company’s Annual Report on Form 10-K, for the period ended December 31,2004, Commission File Number 001-08007)

10.8*	Fremont General Corporation Executive Officer Annual Bonus Plan. (Incorporated by reference to Exhibit A to the Company’s 2004 Definitive Proxy Statement on Form DEF14A filed on April 14, 2004)

10.9*
Fremont General Corporation Executive Officer Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit B to the Company’s 2004 Definitive Proxy Statement on Form DEF14A filed on April 14, 2004)

10.10*
Fremont General Corporation 2006 Performance Incentive Plan. (Incorporated by reference to Exhibit I to the Company’s Proxy Statement filed with the Commission pursuant to Section 14(a) of the Exchange Act on April 13, 2006 (Commission File No. 001-08007)

10.11(a)*
Fremont General Corporation Employee Benefits Trust Agreement (“Grantor Trust”) dated September 7, 1995 between the Company and Merrill Lynch Trust Company of California. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)

10.11(b)*
November 11, 1999 Amendment to Exhibit A to the Fremont General Corporation Employee Benefits Trust (“Grantor Trust”) dated September 7, 1995 between the Company and Merrill Lynch Trust Company of California. (Incorporated by reference to Exhibit 10.13(a) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999, Commission File Number 001-08007)

10.12*
Letter Agreement between Fremont Investment & Loan and Ronald J. Nicolas, Jr. dated April 3, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 12, 2007, Commission File Number 001-08007)

10.13(a)*
Letter Agreement between the Company and Alan W. Faigin dated April 2, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2007, Commission File Number 001-08007)

10.13(b)*
Employment Agreement between the Company and Alan W. Faigin dated April 11, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2007, Commission File Number 001-08007)

10.13(c)*
Letter Agreement Amendment between the Company and Alan W. Faigin dated August 27, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2007, Commission File Number 001-08007)

10.14*
Letter Agreement between Fremont Investment & Loan and Ronald J. Nicolas, Jr. dated April 3, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 12, 2007, Commission File Number 001-08007)

10.15*
Letter Agreement between the Company and Ronald J. Nicolas, Jr. dated August 27, 2007. (Incorporate by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2007, Commission File Number 001-08007)

Exhibit No.	Description
10.16
Asset Purchase Agreement, dated as of May 21, 2007, between Fremont Investment & Loan and iStar Financial Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007, Commission File Number 001-08007)

10.17
Form of Loan Participation Agreement between Fremont Investment & Loan and iStar Financial, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007, Commission File Number 001-08007)

10.18	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2007, Commission File Number 001-08007)

10.19*
Employment Agreement dated November 9, 2007 by and between the Company, Fremont Investment & Loan and Stephen H. Gordon. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 15, 2007, Commission File Number 001-08007)

10.20*
Employment Agreement dated November 9, 2007 by and between the Company, Fremont Investment & Loan and David S. DePillo. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 15, 2007, Commission File Number 001-08007)

10.21*
Employment Agreement dated November 9, 2007 by and between the Company, Fremont Investment & Loan and Richard A. Sanchez. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 15, 2007, Commission File Number 001-08007)

10.22*
Employment Agreement dated November 9, 2007 by and between the Company, Fremont Investment & Loan and Thea Stuedli. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 15, 2007, Commission File Number 001-08007)

10.23*
Employment Agreement dated November 9, 2007 by and between the Company, Fremont Investment & Loan and Donald E. Royer. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 15, 2007, Commission File Number 001-08007)

10.24*
Employment Agreement dated December 21, 2007 by and between the Company, Fremont Investment & Loan and Ronald J. Nicolas. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2007, Commission File Number 001-08007)

10.25	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2008, Commission File Number 001-08007)

10.26
Asset Purchase Agreement by and between Fremont Investment & Loan and Litton Loan Servicing LP dated May 7, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2008, Commission File Number 001-08007)

10.27
Forbearance Agreement between Fremont General Corporation and Tennenbaum Multi-Strategy Master Fund, as a holder of certain 7.875% Senior Notes due 2009, dated May 28, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2008, Commission File Number 001-08007)

10.28*
Amendment to Employment Agreement between Fremont General Corporation, Fremont Reorganizing Corporation and Richard A. Sanchez dated September 24, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 25, 2008, Commission File Number 001-08007)

10.29
Separation, Consulting and Mutual General Release Agreement between Signature Group Holdings, Inc. and Donald E. Royer entered into on December 27, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2010, Commission File Number 001-08007)

10.30
Form of Registration Rights Agreement entered into between the Company and the investors thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

10.31
Interim Investment Management Agreement by and between the Company and Signature Capital Advisers, LLC dated June 11, 2010 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

Exhibit No.	Description
16.1
Letter from Grant Thornton LLP to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on April 2, 2007, Commission File Number 001-08007)

21	Subsidiaries of the Company.

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management or compensatory plans or arrangements.

Signature Group Holdings, Inc.
Formerly Fremont General Corporation (Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Signature Group Holdings, Inc. (Formerly Fremont General Corporation)

We have audited the accompanying consolidated balance sheets of Signature Group Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2009, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ equity, cash flows, and comprehensive loss for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Signature Group Holdings, Inc. and subsidiaries as of December 31, 2009, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
May 9, 2011

F – 1

Signature Group Holdings, Inc.
Formerly Fremont General Corporation (Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)
Consolidated Balance Sheets

	December 31,
(Dollars and shares in thousands, except per share amounts)	2009	2008	2007
ASSETS
Cash and cash equivalents	$355,698	$334,159	$21,148
Loans held for investment, net	2,132	2,248	2,325
Premises and equipment, net	2,623	2,827	6,775
Income taxes receivable	25,160	—	198,508
Other assets	3,435	3,897	6,267
Assets of discontinued operations	88,132	164,873	7,418,421
TOTAL ASSETS	$477,180	$508,004	$7,653,444

LIABILITIES
Senior notes	$—	$—	$166,182
Junior subordinated debentures	—	—	103,093
Accrued interest	—	—	3,789
Liabilities subject to compromise	293,366	311,487	—
Other liabilities	2,015	4,504	6,903
Liabilities of discontinued operations	90,652	77,132	7,232,141
TOTAL LIABILITIES	386,033	393,123	7,512,108

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 2,000 shares authorized; none issued or outstanding	—	—	—

Common stock, $1.00 par value; 150,000 shares authorized; 78,380, 78,380 and 82,698 shares issued and outstanding at December 31, 2009, 2008 and 2007, respectively	78,380	78,380	77,747
Additional paid-in capital	345,443	345,414	344,855
Accumulated deficit	(332,056)	(308,093)	(278,706)
Deferred compensation	(620)	(820)	(3,429)
Accumulated other comprehensive income	—	—	869
TOTAL SHAREHOLDERS’ EQUITY	91,147	114,881	141,336
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$477,180	$508,004	$7,653,444

See accompanying notes to consolidated financial statements.

F – 2

Signature Group Holdings, Inc.
Formerly Fremont General Corporation (Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)
Consolidated Statements of Operations

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2009	2008	2007
INTEREST INCOME:
Loans	$132	$139	$160
Investment	1,063	2,494	2,489
Total interest income	1,195	2,633	2,649
INTEREST EXPENSE:
Senior notes	4,487	8,595	13,401
Junior subordinated debentures	—	4,369	9,278
Other	188	99	—
Total interest expense	4,675	13,063	22,679
Net interest expense	(3,480)	(10,430)	(20,030)
Recovery from loan losses	—	(1)	(114)
Net interest expense after recovery from loan losses	(3,480)	(10,429)	(19,916)
NON-INTEREST INCOME:
Other	351	341	278
Total non-interest income	351	341	278
NON-INTEREST EXPENSE:
Professional fees	1,077	9,932	15,204
Compensation	1,315	3,434	9,231
Insurance	2,416	2,002	1,616
Occupancy	204	748	2,081
Restructuring charges	—	4,236	—
Other	734	873	3,440
Total non-interest expense	5,746	21,225	31,572
Loss from continuing operations before reorganization items and income taxes	(8,875)	(31,313)	(51,210)
Reorganization items, net	9,378	8,270	—
Loss from continuing operations before income taxes	(18,253)	(39,583)	(51,210)
Income tax expense	—	—	51,432
Loss from continuing operations	(18,253)	(39,583)	(102,642)

(Loss) income from discontinued operations, net of income taxes	(5,710)	8,044	(901,441)
Net loss	$(23,963)	$(31,539)	$(1,004,083)

(LOSS) EARNINGS PER SHARE:
Basic and diluted:
Loss from continuing operations	$(0.23)	$(0.51)	$(1.34)

(Loss) income from discontinued operations, net of income taxes	(0.08)	0.11	(11.76)
Net loss	$(0.31)	$(0.40)	$(13.10)

See accompanying notes to consolidated financial statements.

F – 3

Signature Group Holdings, Inc.
Formerly Fremont General Corporation (Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)
Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock		Common Stock
(Dollars and shares in thousands)	Number of Outstanding Shares	Amount	Number of Outstanding Shares	Amount	Additional Paid- in Capital	Retained Earnings (Deficit)	Deferred Compensation	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2006	—	$—	79,074	$75,983	$324,064	$728,766	$(20,694)	$5,838	$1,113,957
Net loss	—	—	—	—	—	(1,004,083)	—	—	(1,004,083)

Adoption of accounting principle - income taxes	—	—	—	—	—	(3,389)	—	—	(3,389)
Retirement of common stock	—	—	(1,657)	—	—	—	—	—	—
Restricted stock vested	—	—	—	849	13,937	—	—	—	14,786
Shares issued, acquired or allocated for employee benefit plans	—	—	3,996	(370)	(6,898)	—	(1,158)	—	(8,426)
Amortization of restricted stock	—	—	—	—	5,656	—	—	—	5,656
Shares allocated to ESOP	—	—	1,285	1,285	8,249	—	3,334	—	12,868
Change in cost of common stock held in trust	—	—	—	—	—	—	14,936	—	14,936
GSOP fair value adjustment	—	—	—	—	(153)	—	153	—	—
Net change in unrealized gain or loss on investments and residual interests	—	—	—	—	—	—	—	(4,969)	(4,969)
Balance at December 31, 2007	—	—	82,698	77,747	344,855	(278,706)	(3,429)	869	141,336
Net loss	—	—	—	—	—	(31,539)	—	—	(31,539)
Adoption of accounting principle - fair value	—	—	—	—	—	2,152	—	—	2,152
Retirement of common stock	—	—	(4,496)	—	—	—	—	—	—
Restricted stock vested	—	—	—	777	(777)	—	—	—	—
Shares issued, acquired or allocated for employee benefit plans	—	—	178	(144)	(41)	—	—	—	(185)
Amortization of restricted stock	—	—	—	—	1,545	—	—	—	1,545
Change in cost of common stock held in trust	—	—	—	—	—		2,441	—	2,441
GSOP fair value adjustment	—	—	—	—	(168)	—	168	—	—
Net change in unrealized gain or loss on investments and residual interests	—	—	—	—	—	—	—	(869)	(869)
Balance at December 31, 2008	—	—	78,380	78,380	345,414	(308,093)	(820)	—	114,881
Net loss	—	—	—	—	—	(23,963)	—	—	(23,963)
Change in cost of common stock held in trust	—	—	—	—	—	—	229	—	229
GSOP fair value adjustment	—	—	—	—	29	—	(29)	—	—
Balance at December 31, 2009	—	$—	78,380	$78,380	$345,443	$(332,056)	$(620)	$—	$91,147

See accompanying notes to consolidated financial statements.

F – 4

Signature Group Holdings, Inc.
Formerly Fremont General Corporation (Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Cash flows from operating activities:
Net loss	$(23,963)	$(31,539)	$(1,004,083)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income taxes	5,710	(8,044)	901,441
Depreciation and amortization	192	618	1,224
Recovery from loan losses	—	(1)	(114)
Amortization of restricted stock	—	1,545	5,656
Reorganization items, net	—	2,510	—
Changes in operating assets and liabilities:
Other assets	462	74	1,499
Other liabilities	(2,197)	(15)	(35,865)
Accrued interest payable	4,487	12,791	—
Deferred income taxes	—	—	56,405
Income taxes receivable (payable)	(48,060)	221,408	19,039
Net cash provided by operating activities of discontinued operations	73,117	258,045	3,455,763
Net cash provided by operating activities	9,748	457,392	3,400,965

Cash flows from investing activities:
Principal changes on loans held for investment	116	78	(78)
Net reductions (additions) to premises and equipment	12	3,464	(458)
Net cash provided by (used in) investing activities of discontinued operations	11,663	(323,690)	1,895,307
Net cash provided by (used in) investing activities	11,791	(320,148)	1,894,771

Cash flows from financing activities:
Shares issued, acquired or allocated - benefit plans	—	(200)	19,228
Net cash used in financing activities of discontinued operations	—	(1,864,461)	(4,014,505)
Net cash used in financing activities	—	(1,864,661)	(3,995,277)

Increase (decrease) in cash and cash equivalents	21,539	(1,727,417)	1,300,459
Cash and cash equivalents, beginning of year	334,684	2,062,101	761,642
Cash and cash equivalents, end of year	$356,223	$334,684	$2,062,101

Cash and cash equivalents, end of year - continuing operations	$355,698	$334,159	$21,148
Cash and cash equivalents, end of year - discontinued operations	525	525	2,040,953
Cash and cash equivalents, end of year	$356,223	$334,684	$2,062,101

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$201	$2,477	$126,355
Cash paid for interest	188	151,369	550,788
Transfers of loans to REO	10,509	7,785	114,633

See accompanying notes to consolidated financial statements.

F – 5

Signature Group Holdings, Inc.
Formerly Fremont General Corporation (Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)
Consolidated Statements of Comprehensive Loss

	December 31,
(Dollars in thousands)	2009	2008	2007
Net loss	$(23,963)	$(31,539)	$(1,004,083)
Other comprehensive loss:
Net change in unrealized gains (losses) during period:
Residual interests in securitized loans	—	—	(10,252)
Investment securities available for sale	—	(1,443)	1,453
Other comprehensive loss before income taxes	—	(1,443)	(8,799)
Income tax benefit	—	(574)	(3,830)
Other comprehensive loss	—	(869)	(4,969)
Total comprehensive loss	$(23,963)	$(32,408)	$(1,009,052)

See accompanying notes to consolidated financial statements.

F – 6

Signature Group Holdings, Inc.
Formerly Fremont General Corporation (Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)
Notes to Consolidated Financial Statements
Dollars in thousands, except per share amounts

NOTE 1 — BUSINESS AND OPERATIONS

Signature Group Holdings, Inc., a Nevada corporation (the “Company” or “Signature”; formerly Fremont General Corporation “Fremont”) emerged from bankruptcy proceedings on June 11, 2010. On June 18, 2008 (the “Petition Date”), Fremont filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Case”) in the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the “Bankruptcy Court”). Fremont continued to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the United States Bankruptcy Code and orders of the Bankruptcy Court. On May 25, 2010, the Bankruptcy Court entered an order, as amended (“Confirmation Order”), confirming the Signature Group Holding, LLC’s Chapter 11 Fourth Amended Plan of Reorganization of Fremont General Corporation, Joined by James McIntyre as Co-Plan Proponent, Dated May 24, 2010 (the “Plan”). In accordance with the Confirmation Order and the Plan, on June 11, 2010 (the “Effective Date”), Fremont emerged from bankruptcy proceedings and filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada (also on the Effective Date) which, among other things, changed Fremont’s name from Fremont General Corporation to Signature Group Holdings, Inc. Signature successfully emerged from bankruptcy proceedings with a new management team, Board of Directors, business plan and operating strategy.

Signature is an externally managed financial services company that will operate with two primary business lines: (i) Special Situation Lending and (ii) Strategic Acquisitions. In the Special Situation Lending business line, the Company will focus on providing senior secured and junior secured debt financing to middle market companies in the form of newly originated commercial and industrial loans, leases, and real estate mortgages in healthy and distressed situations. In the Special Situation Lending business line, the Company will also acquire similarly structured debt instruments as well as, on occasion, corporate bonds, trade claims, and other structured debt instruments, which may be performing, sub-performing or non-performing. Generally, the debt obligations acquired through the Company’s Special Situation Lending business line will be made at a discount to par value, or unpaid principal balance. In the Strategic Acquisitions business line, the Company will provide investment capital to middle market companies, whereby, as a result of the Company’s investment, it will obtain a significant equity interest in a company either through the direct purchase of a controlling interest, and in some cases all or substantially all of its equity securities or through a structured debt transaction that results in the Company obtaining a significant equity interest from a debt-for-equity conversion, bankruptcy or foreclosure event, or other transactions. The Strategic Acquisitions business line may also include the acquisition of specialized assets such as product or brand licenses, royalty streams, subscriber bases or divisions of larger companies. The investments the Company plans to make in the Strategic Acquisitions business line may be healthy or distressed situations. Our current business plan and strategic initiatives are based upon the business plan that was included in the Plan, which was approved by the creditors and equity holders of Fremont and the Bankruptcy Court.

The Signature Board of Directors and management continue to evaluate the current business plan and strategic initiatives. As we execute our business plan, we may decide in the future to make changes as a result of various factors, including existing and future market opportunities, profitability, economic conditions and other business and financial criteria in order to enhance Signature’s returns and profitability.

In both business lines, the Company considers its investment strategy as ‘opportunistic’, a term it uses to mean that it does not approach potential investments with any preconceived parameters with respect to a target company’s size, historical operating performance, industry segment, geographic location or any other particular limiting characteristic. Rather, the Company will evaluate transactions with a focus on structures that are designed to produce high investment returns for its shareholders relative to the underlying risks and it will seek to maximize profit and investment returns without regard to a pre-set investment holding period. The Company’s investments may be made through one or multiple subsidiaries owned by the Company.

F – 7

The Company’s business is primarily funded by the asset base of Fremont following its bankruptcy reorganization. On the Effective Date, and pursuant to the Plan, the Company distributed approximately $281 million to Fremont’s creditors. Additionally, pursuant to various settlement agreements related to repurchase reserve matters (discussed in Note 2 – Significant Events, Including Chapter 11 Bankruptcy Proceedings), and with Bankruptcy Court approval, Fremont paid out an additional $28.3 million during the weeks leading up to the Effective Date. After factoring in these significant distributions, the Company’s assets and stockholders’ equity were approximately $157.8 million and $90.9 million, respectively on June 30, 2010 and $135.5 million and $73.7 million, respectively, as of December 31, 2010, which amounts serve as the foundation for the Company’s future business plan. Included among Signature’s assets, the Company has legacy assets related to Fremont’s prior businesses, including a residential mortgage portfolio, residential real estate, and certain other investments (“Legacy Assets”), which made up approximately 50% and 42% of the Company’s total assets on the June 30, 2010 and as of December 31, 2010, respectively. These Legacy Assets are being managed to maximize recoveries and value for shareholders and will be redeployed into the Company’s business strategy over time. In addition, the Company also maintains a significant net operating loss carryforward asset (“NOL”) estimated at approximately $882.7 million at December 31, 2010. The Company has established a full valuation allowance against its NOL in the consolidated balance sheets. Refer to Note 9 – Income Taxes.

On the Effective Date, after a nearly two-year reorganization process, the common equity shareholders of Fremont became the holders of a majority of the common equity in Signature. Although Signature remains a financial services company and plans to continue providing financing for commercial purposes as Fremont did in its commercial mortgage lending operation, Signature’s business is different from Fremont’s legacy operations prior to and during its bankruptcy proceedings. The Company does not expect to originate subprime residential mortgages nor will it operate as a regulated banking institution. As discussed further in Note 2 – Significant Events, Including Chapter 11 Bankruptcy Proceedings, Fremont was a financial services holding company which conducted its business primarily through its subsidiary, Fremont Investment & Loan (“FIL”) and represented significant operations for Fremont in 2007, which was a California industrial bank regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). A substantial majority of FIL’s operations and assets were sold in a series of transactions between early 2007 and the middle of 2008. Financial results relating to a substantial portion of the remaining operations and assets are presented as discontinued operations for all periods presented in the accompanying consolidated financial statements.

In 2010, the Company entered into an Interim Investment Management Agreement with Signature Capital Advisers, LLC (“SCA”) a newly formed management company that is owned and managed, in part, by the Company’s Chief Executive Officer and two of its Executive Vice Presidents.

NOTE 2 — SIGNIFICANT EVENTS, INCLUDING CHAPTER 11 BANKRUPTCY PROCEEDINGS

Pre-bankruptcy Operations
Prior to its bankruptcy filing, Fremont operated as a financial services holding company. Its operations were conducted primarily through FIL. FIL was a wholly-owned subsidiary of Fremont General Credit Corporation (“FGCC”), an intermediary holding company which was wholly owned by Fremont. FIL offered certificates of deposit and savings and money market deposit accounts through 22 retail banking branches in California. FIL was also a significant participant in the residential and commercial mortgage lending industries.

2007 Events
General. Fiscal year 2007 proved to be a year of significant transition for Fremont, which was prompted, in part, by the deterioration of the subprime residential real estate market, which had a material adverse impact on its business and results of operations. Of primary significance, on February 27, 2007, Fremont and FIL received a proposed Cease and Desist Order from the FDIC (the “Order”). The Order called for Fremont to make a variety of changes designed to restrict the level of lending in its subprime residential mortgage and commercial real estate business, to adopt a Capital Adequacy Plan to maintain adequate Tier-1 leverage capital in relation to its risk profile, to provide for enhanced regulatory oversight, and to mandate the retention of qualified management acceptable to the FDIC and the DFI. On March 7, 2007, Fremont formally consented to the proposed Order issued by the FDIC, without admitting to any of the allegations contained in the Order. Fremont entered into a Final Order with the DFI on April 13, 2007, which is substantially similar in content to the Order (the “DFI Order” and, along with the Order, the “Orders”). The Orders are described below under “Regulatory Orders.”

F – 8

A number of actions taken by prior management during 2007 were a direct response to the entry into the Orders. As discussed below, during 2007, FIL: (i) ceased originating subprime residential real estate loans and, in several transactions, sold a substantial portion of its subprime residential real estate loan portfolio, and (ii) sold its commercial real estate loan portfolio; and related lending platform and concurrently retained a significant participation interest representing a majority of the commercial real estate loan portfolio sold. The sale of a substantial portion of the subprime residential real estate loan portfolio and the exit from the subprime residential real estate business contributed to significant losses in 2007. In addition to losses realized on asset sales, asset impairment charges, a reduction in interest income from having exited such businesses and significant increases in FDIC insurance premium expenses, Fremont also incurred significant increases in legal and professional expenses resulting from compliance with the Orders and ongoing litigation in 2007 compared to prior years.

Regulatory Orders. On March 7, 2007, Fremont, FIL and FGCC announced that they had consented to the Order issued by the FDIC. Fremont entered into the DFI Order, which contained substantially similar terms as set forth in the Order, on April 13, 2007. Among other things, the Orders required FIL to cease and desist from the following: (i) operating with management whose policies and practices are detrimental to FIL; (ii) operating FIL without effective risk management policies and procedures in place in relation to FIL’s brokered subprime mortgage lending and commercial real estate construction lending businesses; (iii) operating with inadequate underwriting criteria and excessive risk in relation to the kind and quality of assets held by FIL; (iv) operating without an accurate, rigorous and properly documented methodology concerning its allowance for loan and lease losses; (v) operating with a large volume of poor quality loans; (vi) engaging in unsatisfactory lending practices; (vii) operating without an adequate strategic plan in relation to the volatility of FIL’s business lines and the kind and quality of assets held by FIL; (viii) operating with inadequate capital in relation to the kind and quality of assets held by FIL; (ix) operating in such a manner as to produce low and unsustainable earnings; (x) operating with inadequate provisions for liquidity in relation to the volatility of FIL’s business lines and the kind and quality of assets held by FIL; (xi) marketing and extending adjustable-rate mortgage (“ARM”) products to subprime borrowers in an unsafe and unsound manner; (xii) making mortgage loans without adequately considering the borrower’s ability to repay the mortgage according to its terms; (xiii) operating in violation of Section 23B of the Federal Reserve Act; and (xiv) operating inconsistently with the FDIC’s Interagency Advisory on Mortgage Banking and Interagency Expanded Guidance for Subprime Lending Programs.

The Order also required FIL to take a number of steps, including (1) having and retaining qualified management; (2) limiting Fremont and FGCC’s representation on FIL’s board of directors and requiring that independent directors comprise a majority of FIL’s board of directors; (3) revising and implementing written lending policies; (4) revising and implementing policies governing communications with consumers; (5) implementing control systems to monitor whether FIL’s actual practices are consistent with its policies and procedures; (6) implementing a third-party mortgage broker monitoring program and plan; (7) developing a five-year strategic plan; (8) implementing a policy covering FIL’s capital analysis on subprime residential loans; (9) performing quarterly valuations and cash flow analyses on FIL’s residual interests and mortgage servicing rights from its residential lending operation, and obtaining annual independent valuations of such interests and rights; (10) limiting extensions of credit to certain commercial real estate borrowers; (11) implementing a written lending and collection policy; (12) submitting a capital plan that included a Tier-1 capital ratio of not less than 14% of FIL’s total assets; (13) implementing a written profit plan; (14) limiting the payment of cash dividends by FIL without the prior written consent of the FDIC and the DFI; (15) implementing a written liquidity and funds management policy; (16) prohibiting the receipt, renewal or rollover of brokered deposit accounts without obtaining a waiver approved by the FDIC; (17) reducing adversely classified assets; and (18) implementing a comprehensive plan for the methodology for determining the adequacy of the allowance for loan and lease losses.

Residential Real Estate Transactions. On March 2, 2007, Fremont announced its intention to exit from all of its subprime residential real estate lending operations. On March 21, 2007, Fremont announced that FIL had entered into whole loan sale agreements to sell approximately $4 billion of its subprime residential real estate loans. On April 16, 2007, Fremont announced that FIL had entered into an agreement to sell another $2.9 billion of subprime residential real estate loans, which represented the majority of its subprime residential loans held for sale that had not yet been sold.

As a result of the foregoing, Fremont completed whole loan sales of subprime residential real estate loans during fiscal year 2007 totaling $9.3 billion. Fremont also classified its former subprime residential real estate operations as “discontinued operations” as it would no longer have any significant continuing involvement in this business. Accordingly, the results of operations, financial position and cash flows of the residential real estate operations have been presented separately in the Consolidated Financial Statements and Notes as “discontinued operations” for all periods presented. Refer to Note 19 – Discontinued Operations.

F – 9

Commercial Real Estate Transactions. On July 2, 2007, in response to the Order issued by the FDIC, FIL sold its commercial real estate loan portfolio and related lending platform to iStar Financial Inc. (“iStar”) pursuant to an Asset Purchase Agreement entered into on May 21, 2007 (the “iStar Transaction”). Through this sale, FIL sold its $6.3 billion commercial real estate loan portfolio and a majority of the non-loan assets used in the business to iStar and received $1.9 billion in cash and concurrently retained a $4.2 billion participation interest in the sold portfolio. The $1.9 billion in cash represented 30% of the unpaid principal balance of the loan portfolio as of the closing, net of a purchase discount. The $4.2 billion participation interest in the total commercial real estate loan portfolio represented 70% of the unpaid principal balance of the loan portfolio as of the closing, net of a purchase discount. The participation interest yielded interest at one-month LIBOR plus 150 basis points. FIL’s participation interest in the loan portfolio was governed by a participation agreement pursuant to which FIL was entitled to receive 70% of all principal payments on the loans sold to iStar, including with respect to any portion of the unfunded commitments with respect to such loans that were subsequently funded by iStar. In connection with the transaction, iStar assumed all obligations associated with the loan portfolio after the closing date (including the obligation to fund approximately $3.7 billion of existing unfunded commitments) and the obligations under certain assumed leases and intellectual property contracts. As of the closing date, iStar employed substantially all of the employees previously engaged in FIL’s commercial real estate lending business.

Stockholder Rights Agreement Adopted. On October 23, 2007, Fremont and Mellon Investor Services LLC, as rights agent, entered into a Rights Agreement (the “Rights Agreement”), which provided for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Company common stock. The dividend was initially payable on November 2, 2007 to stockholders of record at the close of business on that date (the “Record Date”). So long as the Rights Agreement is effective and the Rights are attached to the Company common stock, one additional Right, as such number may be adjusted pursuant to the provisions of the Rights Agreement, shall be deemed to be delivered for each share of Company common stock issued or transferred by the Company in the future. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share (a “Unit”) of a series of the Company’s preferred stock designated as Series A Junior Participating Preferred Stock (“Preferred Stock”) at a price of $12.00 per one one-thousandth of a share (the “Purchase Price”), subject to adjustment as provided in the Rights Agreement. The Company has reserved 200,000 shares of Preferred Stock for issuance upon exercise of the Rights.

Subject to the exceptions and limitations contained in the Rights Agreement, the Rights generally are exercisable only if a person or group acquires beneficial ownership of 5% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 5% or more of the Company’s common stock, and the Company’s Board of Directors affirmatively determines a Distribution Date (as defined in the Rights Agreement) shall occur. Until a Right is exercised pursuant to the Rights Agreement, a Right will not provide its holder with any rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. The Rights are not currently exercisable. In addition the Rights Agreement also provides that, in the event that (i) the Company engages in a merger or other business combination transaction in which the Company is not the surviving corporation, (ii) the Company engages in a merger or other business combination transaction in which the Company is the surviving corporation and the Company’s common stock is changed or exchanged, or (iii) 50% or more of the Company’s assets, cash flow or earning power is sold or transferred, each holder of a Right (except Rights which have previously been voided because they were held by the acquiring person or entity) shall thereafter have the right to receive, upon exercise, common stock of the acquiring company as set forth in the Rights Agreement. The Rights Agreement continued in effect following the Company’s emergence from bankruptcy proceedings on the Effective Date. The Rights will expire on November 2, 2017, unless terminated earlier by the Company.

New Executive Management Team. On November 12, 2007, Fremont announced the appointment of a new executive management team and new members of its Board of Directors. Stephen H. Gordon, who most recently had been Chairman of the Board and Chief Executive Officer of Commercial Capital Bancorp, Inc. (“CCBI”), was appointed the Chairman and Chief Executive Officer of Fremont. Also joining Mr. Gordon at Fremont were several of Mr. Gordon’s former colleagues at CCBI, including David S. DePillo, who was appointed Vice-Chairman and President; Richard A. Sanchez, who was appointed Executive Vice President and Chief Administrative Officer; Thea K. Stuedli, who was appointed Executive Vice President and Chief Financial Officer; and Donald E. Royer, who was appointed Executive Vice President and General Counsel. This new executive management team is collectively referred to herein as the “Gordon Management Group.”

F – 10

In November 2007, Mr. Gordon and Mr. DePillo also were appointed to Fremont’s Board of Directors, and were elected Chairman and Vice-Chairman, respectively. They replaced Louis J. Rampino and Wayne R. Bailey, who resigned from the Board of Directors of Fremont and FIL and were removed as Fremont’s President and Chief Executive Officer and Executive Vice President and Chief Operating Officer, respectively.

On December 21, 2007, Fremont announced that the FDIC and the DFI did not object to the appointment of the members of the Gordon Management Group to similar positions at FIL, effective December 21, 2007. At the same time, Mr. Gordon and Mr. DePillo were appointed to FIL’s Board of Directors, and elected Chairman and Vice-Chairman, respectively.

2008 Events, Prior to Bankruptcy

General. The Gordon Management Group continued the efforts of the prior management team to comply with the Orders, which included entering into several transactions to further reorganize Fremont’s business operations and improve operating performance so as to position Fremont for a required capital infusion. The following summarizes in chronological order the material events occurring before the Petition Date.

Sale of Irving, Texas Facility. On January 14, 2008, Fremont announced that FIL had entered into a definitive agreement to sell the fixed assets and assign the lease obligation of its Irving, Texas loan servicing facility (the “Irving Facility”). Pursuant to the agreement, FIL received cash for the sale of the fixed assets and the assignment of its lease obligations to the Irving Facility. The majority of the employees at the Irving Facility were offered employment with the purchaser based on the purchaser’s hiring needs and criteria and the purchaser reimbursed FIL for certain separation payments to FIL employees.

Termination of Certain Employee Benefit Plans. In February 2008, after the Gordon Management Group conducted a review of Fremont’s various benefit plans, Fremont made a series of changes to the benefit plans with the desired result of streamlining the compensation programs generally, and to bring compensation in line with the way new management was being compensated. The changes included terminating the Employee Stock Option Plan and its two executive bonus plans, freezing further participation in the Fremont General Corporation Supplemental Executive Retirement Plan II, as amended (“SERP II”) and the Fremont General Corporation 2003 Excess Benefit Plan (“Excess Benefit Plan”), and amending the 401(k) plan to remove investment in Fremont securities as a permissible plan investment alternative. Refer to Note 10 – Shareholders’ Equity.

Relocation of Corporation Headquarters. Effective February 1, 2008, Fremont’s principal corporate executive office was relocated from Santa Monica, California to Brea, California. In conjunction with this decision, Fremont established a discontinued lease liability of $2.4 million related to its Santa Monica leased location based upon management’s estimate of the then present value of the future lease obligations. The landlord for the Santa Monica leased location filed a proof of claim with the Bankruptcy Court on November 2008 in the amount of $2.4 million. Following the Company’s emergence from bankruptcy, the landlord was paid $2.5 million which included $0.1 million in interest.

Deferral of Interest on Junior Subordinated Debentures and Senior Notes. On February 28, 2008, Fremont announced that in order to conserve cash as it explored various capital raising alternatives, Fremont had elected to defer indefinitely interest payments on its 9% Junior Subordinated Debentures issued by Fremont (the “Junior Subordinated Debentures”), with the related result that distributions by Fremont General Financing I, a statutory business trust (the “TOPrS Trust”) on its 9% Trust Originated Preferred Securities (the “TOPrS”) were also deferred. Fremont made a similar announcement on March 18, 2008 with respect to its $6.6 million semi-annual interest payment due on March 17, 2008 relating to its 7.875% Senior Notes due 2009 (the “Senior Notes”).

Forbearance Agreement related to Senior Notes. Under the terms of the Senior Notes Indenture, dated March 1, 1999, by and between the trustee and Fremont (as supplemented or otherwise modified, the “Senior Notes Indenture”), Fremont’s failure to pay its semi-annual interest payment due on March 17, 2008 constituted an event of default entitling the holder of more than 75% of the Senior Notes (the “Majority Holder”) to declare the entire principal amount of the Senior Notes to be immediately due and payable. On May 28, 2008, Fremont entered into a Forbearance Agreement with the Majority Holder pursuant to which the Majority Holder instructed the trustee to enter into the Supplemental Indenture (the “Supplemental Indenture”), which was effective on May 28, 2008, and modified the terms of the Senior Notes Indenture to prevent any portion of the Senior Notes from being declared immediately due and payable under any provision of the Senior Notes Indenture, other than an event of default that occurs relating to insolvency or bankruptcy proceedings, until after the agreed upon forbearance period.

F – 11

Sale of Mortgage Servicing Rights - Carrington. In March 2008, FIL entered into a definitive agreement to sell the mortgage servicing rights associated with mortgage loans held in certain securitization trusts sponsored by an affiliate of Carrington Capital Management, LLC (“CCM”) to Carrington Mortgage Services, LLC (“CMS”). An affiliate of CCM previously acquired these mortgage loans from FIL prior to the securitizations being completed. The mortgage servicing rights sold related to mortgage loans with a total remaining principal balance of approximately $1.9 billion. In addition to the purchase price for the mortgage servicing rights, FIL financed, at the rate of LIBOR plus 2.00%, the $73.3 million in outstanding servicing advances previously made by FIL, which CMS reimbursed to FIL, over a twelve-month period.

Receipt of FDIC Directive. On March 26, 2008, the FDIC issued a Supervisory Prompt Corrective Action Directive (the “Directive”) to Fremont, which gave Fremont 60 days to either recapitalize FIL or accept an offer for FIL to be acquired by another depository institution. Management’s efforts to comply with the Directive are discussed below under “Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings.”

Suspension on NYSE; Trading on Pink Sheets. On April 14, 2008, NYSE Regulation Inc. (“NYSE Regulation”) delivered written notice to Fremont and issued a press release on the same date that trading in Fremont’s common stock was to be suspended prior to the opening of trading on April 17, 2008, due to Fremont’s common stock price falling below the average closing price of $1.00 over a consecutive 30 day trading period. NYSE Regulation also notified Fremont that it would also suspend trading in Fremont’s Preferred Securities. Effective as of the suspension of trading on April 17, 2008, Fremont’s common stock and Preferred Securities became eligible for quotation on the Pink Sheets, an electronic quotation service for securities traded over-the-counter.

Dismissal of Morgan Stanley Mortgage Capital Holdings LLC Litigation Matter. On October 23, 2007, Morgan Stanley Mortgage Capital Holdings LLC filed suit against FIL in the Southern District of New York alleging repurchase and other claims involving over 230 subprime mortgage loans sold pursuant to several mortgage loan purchase and warranties agreements. On April 21, 2008, Morgan Stanley voluntarily dismissed the case without prejudice thereby terminating this matter.

Agreement with CapitalSource. In April 2008, Fremont announced terms of an agreement with CapitalSource, Inc. (“CapitalSource”), whereby CapitalSource, through a to-be-organized California industrial bank, agreed to purchase a substantial portion of FIL’s assets, including all branches, and assume all of its deposits (the “CapitalSource Transaction”). The CapitalSource Transaction was entered into to comply with the requirements of the Directive. The terms of the CapitalSource Transaction are discussed below under “Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings.”

Closing of Ontario Servicing Center. Beginning in May 2008, FIL began to wind down its servicing operations in Ontario, CA. In June and August 2008, FIL entered into termination agreements with its landlord to reduce the size of its operation. In June 2009, FIL entered into a final termination agreement with its landlord.

Sale of Mortgage Servicing Rights - Litton. In June 2008, Fremont completed the sale of FIL’s remaining mortgage servicing rights on its $12.2 billion serviced loan portfolio to Litton Loan Servicing LP, an affiliate of Goldman Sachs & Co (“Litton”). In connection with the sale, Litton reimbursed FIL for the outstanding servicing advances it made, as well as the delinquent servicing fees at closing.

First Settlement with Aurora Loan Services. On or about June 18, 2007, Aurora Loan Services LLC (“Aurora”) filed suit against FIL, as master servicer or loan administrator on behalf of Lehman Brothers Bank, FSB (“LBB”), Lehman Brothers Holdings, Inc. (“LBHI”) and various structured asset securities corporations (collectively “Trusts”). The complaint alleged claims for repurchase, indemnification, unjust enrichment, and declaratory judgment claims involving approximately 85 subprime residential mortgage loans that were originated by FIL. In May 2008, Fremont entered into a Settlement Agreement and Mutual Release with LBB, LBHI and Aurora with respect to certain outstanding litigation and disputes (“First Aurora Settlement”). The terms of the First Aurora Settlement provided for Fremont to pay $1.1 million to Aurora in June 2008.

F – 12

Chapter 11 Bankruptcy Proceedings and Events Occurring During Such Proceedings

General. Because Fremont was a public company subject to the reporting requirements of the Exchange Act, it was required to comply with the Commission’s proxy rules in order to solicit shareholder approval of the CapitalSource Transaction and to complete the sale to CapitalSource. However, Fremont was unable to file its Annual Report on Form 10-K for the year ended December 31, 2007. Under the Securities and Exchange Commission’s (the “Commission”) proxy rules, Fremont’s 2007 annual audited financial statements and other related disclosure required to be contained in the 2007 Form 10-K were required disclosures in order for Fremont to solicit shareholder approval of the CapitalSource Transaction. Given these exigent circumstances, and the 60 day requirement imposed under the Directive, Fremont determined that its best option to assure completion of the CapitalSource Transaction and to avert an FDIC receivership of FIL, would be to voluntarily seek protection under Chapter 11 of the Bankruptcy Code and, upon filing, promptly seek and obtain Bankruptcy Court approval for Fremont to complete the CapitalSource Transaction. Accordingly, on the Petition Date, Fremont filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

Fremont continued to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the United States Bankruptcy Code and orders of the Bankruptcy Court. During Fremont’s nearly two-year period in bankruptcy, a number of important events occurred, including several material litigation settlements which collectively provided the basis for Fremont to successfully reorganize itself and, with the confirmed Plan, provided an opportunity for all creditors and shareholders to obtain benefits. The material events that transpired during the bankruptcy proceeding are summarized below.
On May 25, 2010, the Bankruptcy Court entered the Confirmation Order that confirmed the Plan, which became binding on all stockholders and creditors of Fremont on the Effective Date.

Limitation on Transfer of Equity Interest in Fremont. On the Petition Date, Fremont filed certain first day motions, including one whereby Fremont sought to obtain an order from the Bankruptcy Court to limit certain transfers of beneficial ownership in Fremont’s equity securities. Fremont was concerned that certain sales or purchases of its common equity interests could reduce or eliminate the value of any NOLs under existing Section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), which limits a company’s ability to utilize its NOLs if it has undergone a change of ownership of more than 50 percentage points by one or more 5% shareholders within a three-year period. In order to preserve the value of its NOLs, Fremont sought an order from the Bankruptcy Court limiting and tailoring certain restrictions on the trading of Fremont’s common equity interest and requiring Fremont to receive advance notice of any proposed transfers that individually or in the aggregate could result in a change of ownership in excess of 5% of its outstanding equity as calculated pursuant to Section 382 of the Tax Code. The Bankruptcy Court granted the requested relief with an Order that was entered on June 19, 2008 authorizing the NOL transfer restrictions.

CapitalSource Transaction. On June 23, 2008, in connection with Fremont’s Chapter 11 filing, Fremont filed a motion seeking an order from the Bankruptcy Court for Fremont to complete the CapitalSource Transaction. On July 17, 2008, and after providing notice to creditors of Fremont and FIL, the Bankruptcy Court approved Fremont’s motion for an order permitting Fremont to complete the CapitalSource Transaction. On July 25, 2008, Fremont completed the CapitalSource Transaction, which included the sale of a substantial portion of FIL’s assets, including all of its branches and the assumption of 100% of its deposits to CapitalSource Bank (“CapitalSource Bank”), a newly formed California industrial bank and indirect wholly-owned subsidiary of CapitalSource. CapitalSource Bank acquired FIL’s entire retail network of 22 branch offices, including the assumption of leases; FIL’s participation interest in commercial real estate loans related to the iStar Transaction; real and personal property; cash; and certain other assets of FIL, plus CapitalSource Bank assumed 100% of FIL’s deposits, which totaled approximately $5.2 billion (collectively, the “Banking Business”). FIL received a premium of approximately $161.7 million for the assumed deposits and transferred assets. The deposits and transferred assets represent a “disposal group” under generally accepted accounting principles in the United States of America (“GAAP”) and have been classified in the Consolidated Financial Statements as “discontinued operations” for all periods presented. Refer to Note 19 – Discontinued Operations.

Surrender of FIL’s Charter and Name Change. Following the closing of the CapitalSource Transaction, FIL sought and obtained approval from the FDIC and the DFI to relinquish its federal deposit insurance coverage from the FDIC and surrendered its charter to the DFI. In conjunction with these activities, FIL’s name was changed to Fremont Reorganizing Corporation (“FRC”). As a result of the closing of the CapitalSource Transaction and the subsequent relinquishment of its FDIC deposit insurance coverage and California industrial bank charter, FRC ceased to be regulated by either the FDIC or the DFI and as such was no longer subject to the Orders.

F – 13

Second Settlement with Aurora Loan Services. In January 2009, Fremont entered into another Settlement Agreement and Mutual Release with LBB, LBHI and Aurora with respect to certain outstanding litigation and disputes (“Second Aurora Settlement”).

On or about June 18, 2007, Aurora had filed suit against FIL, as master servicer or loan administrator on behalf of LBB, LBHI and the Trusts. The complaint alleged claims for repurchase, indemnification, unjust enrichment, and declaratory judgment claims involving approximately 85 subprime residential mortgage loans that were originated by FIL. The First Aurora Settlement did not address any outstanding claims made by Aurora on behalf of the Trusts. Such claims were settled by the Second Aurora Settlement. The terms of the Second Aurora Settlement provided for Fremont to pay $0.4 million to Aurora in January 2009.

Dismissal of Gerling Global Reinsurance Corporation of America Litigation Matter. On July 27, 2005, Gerling Global Reinsurance Corporation of America (“Gerling”) filed a lawsuit in Federal District Court (the “Court”) against Fremont arising out of a reinsurance treaty between Gerling and Fremont Indemnity Company, an indirect subsidiary of Fremont (“Fremont Indemnity”) alleging a number of claims, including, but not limited to fraud/intentional misrepresentation and concealment; breach of fiduciary duty; willful and wanton misconduct; and breach of contract for allegedly improper underwriting practices by Fremont Indemnity during 1998 and 1999. In October 2005, Gerling filed a First Amended Complaint (“FAC”) alleging 1) Fraud/Intentional Misrepresentation and Concealment; 2) Inducement to Breach and Breach of Fiduciary Duty and Duty of Utmost Good Faith; 3) Willful and Wanton Misconduct; 4) Negligent Misrepresentation; 5) Gross Negligence; 6) Tortuous Interference with Contract: 7) Unjust Enrichment; and 8) Inducement to Breach and Breach of Contract. On January 11, 2007, the trial court issued an Order granting the Fremont’s Motion for Summary Judgment and dismissed the entire case. Gerling Global appealed the Order to the Ninth Circuit Court of Appeals. On June 24, 2008, the Ninth Circuit Court of Appeals affirmed the trial court’s Order granting the Motion for Summary Judgment thereby terminating this matter.

Management Changes. In September 2008, Messrs. Gordon and DePillo resigned from daily management duties of Fremont and FRC, but maintained their positions as members of the board of directors of both entities. Mr. Richard Sanchez assumed the role of Interim Chief Executive Officer and Interim President of Fremont and FRC. Mr. Sanchez had previously served as Fremont’s Executive Vice President and Chief Administrative Officer since November 2007. These changes followed the appointment of Albert S. Conly, a Senior Managing Director of FTI Consulting, Inc., as Chief Restructuring Officer of Fremont in August 2008.

Settlement with Massachusetts Attorney General. In April 2009, Fremont entered into a conditional settlement agreement with the Office of the Attorney General of the Commonwealth of Massachusetts (the “Commonwealth”) with respect to resolving outstanding litigation and disputes (“Mass AG Settlement”). The Mass AG Settlement was approved by the Bankruptcy Court in May 2009.

In October 2007, the Commonwealth had filed a lawsuit in Massachusetts Superior Court in Suffolk County (“Superior Court”) alleging that Fremont and FIL engaged in unfair or deceptive practices in connection with the origination and servicing of residential mortgage loans made to residents of Massachusetts (the “Massachusetts Action”). The lawsuit was brought on behalf of the Commonwealth and all such borrowers. The complaint sought injunctive relief, equitable relief and damages for such Massachusetts borrowers and civil penalties from Fremont and FIL. Beginning on February 25, 2008, Fremont and FIL operated under a preliminary injunction issued by the Superior Court, as subsequently modified on March 31, 2008, which enjoined Fremont and FIL from foreclosing on certain of its loans made to Massachusetts resident borrowers without FIL first obtaining the approval of the Superior Court and prevented Fremont and FIL from selling, transferring, or assigning any such Massachusetts residential mortgage loan unless certain conditions were met. The Commonwealth filed a proof of claim in the Bankruptcy Court against Fremont in the aggregate amount of $20.0 million.

The Mass AG Settlement resulted in Fremont paying $10.0 million to the Commonwealth in June 2009, consisting of $1.0 million in consideration for release of the Commonwealth’s claim for civil penalties, $1.0 million in consideration for release of the Commonwealth’s claim for attorney costs and fees and $8.0 million in consideration for release of the Commonwealth’s claims for consumer compensatory damages and other relief. The Commonwealth’s proof of claim was satisfied by such payment.

F – 14

This matter has been completely settled.

Settlement with California Insurance Commissioner. In April 2009, Fremont, FRC and FGCC entered into a Stipulation and Agreement with the State of California Insurance Commissioner (the “Commissioner”), as statutory liquidator of Fremont Indemnity Company, an indirect subsidiary of Fremont (“Fremont Indemnity”) and as statutory conservator of Fremont Life Insurance Company in Conservation, an indirect subsidiary of Fremont (“Life”) with respect to a global and integrated settlement and release of all claims and disputes among the parties, as described below (“CIC Stipulation”). The CIC Stipulation was approved by the Bankruptcy Court in May 2009 and it was further approved by the necessary state courts administering the liquidation of Fremont Indemnity thereafter. In June 2004, the Commissioner, as statutory liquidator of Fremont Indemnity, filed suit against Fremont alleging it improperly utilized certain NOLs allegedly belonging to Fremont Indemnity (the “NOL Case”). Between July 2004 and August 2005, a series of amended complaints were filed with the Superior Court of the State of California (the “Court”). Ultimately, the Court dismissed all the causes of action brought against Fremont; however, in February 2007, the Court of Appeals of the State of California (the “Court of Appeals”) reversed the Court’s decision and the case was sent back to the trial court for further proceedings.

In August 2004, the Commissioner filed an additional and separate complaint against Fremont on behalf of Fremont Indemnity as successor in interest to Comstock Insurance Company (“Comstock”), a former affiliate of Fremont Indemnity, which was subsequently merged into Fremont Indemnity. This case alleged similar causes of action regarding the utilization of the NOLs as well as assertions of improper transactions with other insurance subsidiaries and affiliates of Fremont Indemnity (the “Comstock Action”). Again, the Court dismissed the complaint, but the Court of Appeals reversed the decision. In February 2008, FIL was added as a defendant in both the NOL Case and the Comstock Action.

Separately, in March 2006, the Commissioner requested that the Internal Revenue Service (“IRS”) issue a private letter ruling to resolve a dispute as to whether Fremont Indemnity and/or its subsidiaries could be considered as part of Fremont’s consolidated taxpayer group for federal tax purposes (the “Tax Consolidation Dispute”). The IRS issued a ruling on July 26, 2006 and, based upon such ruling, the Commissioner took the position that Fremont Indemnity and its subsidiaries should be included in Fremont’s consolidated taxpayer group. Fremont maintained its objection to such tax treatment.

In March 2008, the Commissioner filed a third lawsuit in California state court asserting, on behalf of Fremont Indemnity, claims of ownership of substantial portions of certain artwork, including any related proceeds from the sale of such artwork, that at any time were in possession or control of Fremont or any of its affiliates. That lawsuit was removed to the Bankruptcy Court on July 11, 2008 (“Art Adversary Dispute”). As part of the Art Adversary Dispute, the Commissioner asserted ownership rights to such artwork and related proceeds and asserted claims against Fremont and four individuals who were then current or former employees of Fremont.

In connection with the aforementioned actions, the Commissioner filed eight (8) proofs of claim with the Bankruptcy Court asserting against Fremont all of the claims set forth in the NOL Case, the Comstock Action, the Art Adversary Dispute, and the Tax Consolidation Dispute. Collectively, the liquidated amount of the claims asserted by the Commissioner exceeded $490.0 million, and there were further claims based upon various alleged unliquidated components.

The CIC Stipulation provided for a global and integrated settlement and release of all of the claims and disputes arising out of or in connection with the NOL Case, the Comstock Action, the Art Adversary Dispute, and the Tax Consolidation Dispute. The financial terms of the CIC Stipulation called for Fremont and FRC to: (i) pay $5.0 million to the Commissioner during the quarter ended June 2009; (ii) agree to an allowance of a $5.0 million general unsecured non-priority claim for the Commissioner against Fremont, which was paid on the Effective Date plus interest of approximately $0.3 million; and (iii) transfer $4.1 million to the Commissioner from the funds held in escrow from the sale of certain of the Fremont’s artwork. The non financial terms of the CIC Stipulation included agreements to (i) deconsolidate Fremont Indemnity from the consolidated tax filings, (ii) transfer the stock of Life to the Commissioner for the benefit of Fremont Indemnity, (iii) dismiss disputes and claims related to the liquidation case of Fremont Indemnity, and (iv) exchange mutual releases among the parties.

F – 15

These matters have been completely settled.

Settlement with Enron. In April 2009, Fremont entered into a stipulation and agreement with The Enron Creditors Recovery Corporation (“ECRC”), as representatives of Enron’s bankruptcy estate, with respect to resolving outstanding litigation and disputes (the “Enron Settlement”). The Enron Settlement was approved by the Bankruptcy Court in June 2009.

In November 2003, the ECRC filed voidable preference and fraudulent conveyance actions seeking the return of money from Fremont for the redemption of Enron commercial paper prior to maturity and during the preference period. The ECRC filed a proof of claim in the Bankruptcy Court against Fremont in the aggregate amount of approximately $25 million.

The Enron Settlement provided for the allowance of a $4.0 million general unsecured claim in favor of the ECRC against Fremont, which would be deemed satisfied in full upon the receipt of $2.0 million in payments, which was paid on the Effective Date.

This matter has been completely settled.

Rampino D&O Case Settlement. On May 15, 2009, Fremont entered into a trilateral stipulation and agreement (the “Rampino Stipulation”) with seven former officers and directors of Fremont and/or Fremont Indemnity (collectively, the “Rampino Defendants”) and the Commissioner, as statutory liquidator of Fremont Indemnity, to settle the outstanding litigation between the Rampino Defendants and the Commissioner and to resolve fifteen Proofs of Claim filed in the Bankruptcy Court asserting liquidated damage amounts that in the aggregate exceeded $27.0 million, and that contained substantial contingent and unliquidated components which were filed by the Rampino Defendants in Fremont’s bankruptcy proceedings. The Rampino Stipulation was approved by the Bankruptcy Court in June 2009.

On October 12, 2006, the Commissioner filed a First Amended Complaint in the Los Angeles Superior Court against the Rampino Defendants that alleged the Rampino Defendants breached their fiduciary duties by allowing Fremont Indemnity to engage in an inappropriate underwriting scheme that caused injury to Fremont Indemnity’s reinsurers, which in turn injured Fremont Indemnity by settlements it made with those reinsurers (the “Rampino D&O Case”).

Although neither Fremont nor any of its affiliates were defendants in the Rampino D&O Case, there was a possibility that Fremont would have indemnification obligations owed to some or all of the Rampino Defendants pursuant to Fremont’s governing documents and applicable state law. After Fremont filed its bankruptcy petition, each of the Rampino Defendants filed one or more proofs of claim with the Bankruptcy Court based upon, among other things, the theory that Fremont was liable to indemnify each of the Rampino Defendants for any settlement amounts or judgment that may be entered against the Rampino Defendants in the Rampino D&O Case.

As a result of the Rampino Stipulation, Fremont paid $22.0 million on the Effective Date. In addition, Messrs. Bailey, Rampino, McIntyre, and Meyers’ received distributions from Fremont on the Effective Date totaling approximately $2.9 million, $3.5 million, $3.2 million and $1.4 million, respectively, on account of their interests in the Fremont General Corporation Supplemental Executive Retirement Plan, as amended (“SERP”), or SERP II, as amended (collectively, the “SERP Plans” and the payments thereto are collectively referred to as the “SERP Payments”). Fremont used its cash resources to make the SERP Payments on the Effective Date, but it recovered a similar amount of proceeds from the liquidation of the assets in the underlying SERP Plans shortly thereafter. In consideration of the aforementioned payments made to Messrs. Bailey, Rampino, McIntyre, and Meyers by Fremont, each provided releases to Fremont and FRC related to their proofs of claims filed for wages and other claims filed in Fremont’s bankruptcy proceeding.

These matters have been completely settled.

Relocation of Corporate Headquarters. Effective June 22, 2009, Fremont’s principal corporate executive office was relocated from Brea, California to its company-owned building in Anaheim Hills, California. In conjunction with this relocation, Fremont recognized a $4.2 million loss for exit and restructuring costs, which represented the net book value of the net fixed assets and leasehold improvements associated with the Brea location. Additionally, Fremont paid a $0.7 million termination fee to its landlord.

F – 16

Dismissal of FIL in Class Action Suit by NAACP. In August 2009, FIL was voluntarily dismissed from a class action suit. On July 11, 2007, the National Association for the Advancement of Colored People filed a lawsuit seeking class certification in United States District Court, Central District of California, against FIL and several other large home mortgage loan originators, alleging discriminatory lending practices. The lawsuit sought injunctive relief and attorney fees, but not monetary damages, to enjoin defendants from the alleged discriminatory practices and to modify their conduct to comport with the law. There was no financial impact to Fremont.

Settlement with The Bank of New York. In August 2009, Fremont entered into a Final Stipulation and Agreement of Payment, Settlement and Release of Certain Claims with The Bank of New York (“BONY”) with respect to resolving outstanding litigation and disputes (“BONY Settlement and Release”). The BONY Settlement and Release was approved by the Bankruptcy Court in September 2009.

In December 2003, BONY filed a complaint against Fremont in the United States District Court for the Central District of California, Los Angeles Division seeking return of approximately $14 million transferred from certain custodial accounts placed with BONY. Those accounts identified the Superintendent of the New York State Department of Insurance as beneficiary. BONY filed a proof of claim in the Bankruptcy Court against Fremont of approximately $20.1 million.

The BONY Settlement and Release provided for the allowance of a $10.0 million general unsecured claim in favor of BONY against Fremont, which would be deemed satisfied in full upon the receipt of a payment of $7.0 million, which was paid on the Effective Date.

This matter has been completely settled.

Repurchase Settlements. As part of Fremont’s bankruptcy case, several settlements with various institutional trustees that had asserted repurchase claims against FRC were achieved. These settlements were all approved by the Bankruptcy Court.

In connection with Fremont’s subprime residential real estate mortgage origination activities conducted through FIL, Fremont entered into whole loan purchase and sale agreements with various larger and nationally known financial institutions and other Wall Street firms pursuant to which, upon transfer, FIL’s mortgages were pooled and sold into the broader capital markets during the period from 2002 through 2007. Generally, such transfers were accomplished by way of securitization transactions or whole loan sales. In both scenarios, FIL would from time to time enter into contracts, often called a Mortgage Loan Purchase Agreement (a “MLPA”), under which FIL would become obligated to “repurchase” the transferred mortgages based on certain breaches of representations or warranties made with respect to the transferred loans, including but not limited to FIL’s origination process, as well as loans experiencing early payment defaults.

The types of disputes regarding purported breaches of mortgage-based representations and warranties, as well as the resulting damages, if any, are highly fact-intensive. Given the high turnover among institutional purchasers of residential real estate loans and securitized products and the difficulties in providing the necessary proof to support each claim, as well as the highly factual nature of the reliance and damages issues raised by repurchase disputes, most of such claims are resolved without litigation through negotiated settlements. Fremont, and now Signature, has been named in two lawsuits which sought to require, among other things, the repurchase of underlying loans; one of these lawsuits was voluntarily dismissed by the repurchase claimant and the other was settled before trial.

During Fremont’s bankruptcy proceedings, significant settlements resolving alleged repurchase claims were negotiated with multiple trustees on behalf of various investors. These settlements not only were consistent with the economics of FIL’s prior repurchase claim settlements, but also avoided complex confirmation litigation between these trustees and Fremont, or, potentially the plan proponents involved in Fremont’s bankruptcy proceedings. From the Petition Date through December 31, 2008, Fremont entered into seven settlement agreements and paid approximately $37.3 million with respect to these settlements over such period. During the fiscal year ending December 31, 2009, Fremont entered into three settlement agreements and paid approximately $1.3 million with respect to these settlements over such period. From January 1, 2010 and through the Effective Date, Fremont entered into three settlement agreements and paid approximately $28.3 million with respect to these settlements over such period.

F – 17

Subsequent to the Effective Date, Signature has not entered into any settlement agreements, nor has it made any payments related to repurchase claims.

Fremont established, and Signature continues to maintain, a loan repurchase reserve based on management’s assessment of both known and unknown repurchase claims. Management estimates the likely range of Fremont’s potential loan repurchase liability based on an number of factors, including, but not limited to, the timing of such claims given when the loan was originated; the quality of the counterparties’ documentation supporting such claims; the number and involvement of cross defendants, if any, related to such claims; and a time and expense estimate if a claim were to result in litigation. After considering such factors, and evaluating them against prior settlement rates achieved by Fremont for similar matters, management established a liability related to such potential loan repurchase obligations, which amounted to $37.2 million as of December 31, 2009, compared to $53.0 million and $100.4 million at December 31, 2008 and 2007, respectively. Actual results could differ from estimates as changing facts and circumstances could cause an increase or decrease in such repurchase reserves in future periods. Refer to Note 19 – Discontinued Operations for additional discussion regarding the Company’s repurchase reserve.

Extension of NOL Carryback Period. On November 6, 2009, President Obama signed into law the Worker, Homeownership, and Business Assistance Act of 2009 (“WHBAA”), which further expanded the five-year NOL carryback provisions that were initially expanded under the American Recovery and Reinvestment Act of 2009 (“ARRA”). This new law allowed businesses to carryback either their 2008 or 2009 NOL to claim refunds of taxes paid within the prior five years. Under ARRA, only small businesses, as defined in ARRA, were permitted to elect a five-year NOL carryback. Fremont did not qualify as a “small business” under ARRA and was restricted to a two-year carryback provision. As a result of the WHBAA, Fremont, which filed a consolidated federal corporate income tax return, was permitted to elect up to a five-year carryback of its NOLs incurred in either 2008 or 2009. Accordingly, Fremont made such an election for the NOLs generated in 2008, and recorded an income tax benefit of $24.8 million for the estimated tax refund. After giving effect to the five-year carryback of the 2008 NOL and all NOL carrybacks from prior tax years, the estimated remaining federal and state NOL carryforward for its consolidated tax group was approximately $781.1 million and $924.3 million, respectively, as of December 31, 2009. The NOL carryforward may be used to offset future federal tax obligations, if any, of the Company. The amount of the NOL carryforward is an estimate which may change based upon various factors, including audits by the IRS of subsequent open tax years. In October 2010, the Company received $24.4 million, net of $0.4 million in other potential tax liabilities, relating to the 2008 NOL carryback. Subsequently, in February 2011, the IRS notified the Company that the $24.8 million refund was subject to review by the Congressional Joint Committee on Taxation and a request was made on the Company for certain information regarding the refund.

Settlement with Federal Insurance. On May 7, 2010, Fremont and FRC entered into a Settlement Agreement and Release with Federal Insurance Company (“Federal”), which related to Federal’s obligations to indemnify Fremont and FRC’s liabilities in connection with the Massachusetts Action as well as certain other lawsuits to settle an adversary proceeding between Fremont and Federal. Pursuant to the terms of the Settlement Agreement and Release, Federal agreed to pay Fremont approximately $2.9 million (the “Settlement Payment”) which, together with other amounts previously paid by Federal to Fremont (during 2009 and earlier in 2010), equaled the policy limits of $10.0 million. In June 2010, Fremont received the Settlement Payment and the parties executed and filed a stipulation with the Bankruptcy Court dismissing with prejudice the action against Federal, and all claims asserted therein.

EMERGENCE FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS

On May 25, 2010, the Bankruptcy Court entered the Confirmation Order confirming the Plan, as amended on June 9, 2010, which was binding on all stockholders and creditors of Fremont on the Effective Date. The Confirmation Order provided for a number of material transactions and events as summarized below.

F – 18

Consolidations of Fremont Subsidiaries. On the Effective Date, Fremont completed a two step merger transaction in which FGCC merged with and into Fremont (the “FGCC Merger”) and then FRC merged with and into Fremont (the “FRC Merger”), with Fremont as the surviving corporation in both mergers. The FGCC Merger was consummated in accordance with the terms and conditions of the Plan of Merger between Fremont and FGCC dated June 11, 2010 (the “FGCC Merger Plan”), and the FRC Merger was consummated pursuant to the Plan of Merger between Fremont and FRC dated June 11, 2010 (“FRC Merger Plan”). Pursuant to the Confirmation Order, the new members of the Board of Directors and shareholders of Fremont, now known as Signature were deemed to approve and adopt both the FGCC Merger Plan and the FRC Merger Plan in accordance with Nevada law. Following the consummation of the FGCC Merger and the FRC Merger on the Effective Date, the assets of FGCC and FRC became the assets of Signature and any existing liabilities of FGCC and FRC, any guarantees by FGCC or FRC of any obligation of Fremont and any joint and several liabilities of FGCC and FRC became obligations of Signature. All of the stock of FGCC and FRC was canceled and all intercompany claims and obligations of Fremont, FGCC and FRC were eliminated.

Distributions. Pursuant to the Plan, on the Effective Date, Signature paid claims aggregating approximately $280.8 million to satisfy Allowed Claims, as defined in the Plan, and which are identified in the table below:

(Dollars in thousands)	Distribution Amount
Class 1 (Allowed secured claims)	$8
Class 2 (Priority non-tax)	—
Class 3A (Non-note general unsecured creditors)	49,059
Class 3B (Senior Notes)	186,782
Class 3C (TOPrS)	45,000
Total	$280,849

In addition to the Allowed Claims identified above, the Company paid an additional $2.7 million on the Effective Date in professional fees to five firms involved in Fremont’s Bankruptcy Case. The five professional firms had filed aggregate claims of approximately $4.9 million with the Bankruptcy Court. Signature is engaged in discussions with these professional firms regarding the additional amounts claimed.

Signature Common Stock Investment, Warrants Issuance and Registration Rights. Pursuant to the Plan, a series of accredited investors including several of Signature’s Executive Officers and members of the Board of Directors: Craig Noell, Kenneth Grossman, John Nickoll, Robert Peiser, and Robert Schwab, as well as Richard Rubin, a former Board of Director member (the “Signature Investors”) purchased an aggregate of 12.5 million shares of Signature’s common stock for an aggregate of $10 million in cash pursuant to the terms of subscription agreements between the Company and each of the Signature Investors. In accordance with the Plan, Signature’s common stock was issued and sold to the Signature Investors without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”). Additionally, pursuant to the Plan, Signature issued warrants to purchase an aggregate of 15 million shares of Signature’s common stock (the “Warrants”) to Signature Group Holdings, LLC, an investment management company owned by Craig Noell and Kyle Ross; Kenneth Grossman; and NWRA Capital Partners LLC (collectively, the “Warrant Investors”) for an aggregate cash purchase price of $0.3 million. The Warrants have a term of 10 years and an exercise price of $1.03 per share. The Warrants vest 20% on the Effective Date, and 20% in annual installments until the Warrants are fully vested on the fourth anniversary of the Effective Date. The $0.3 million purchase price for the Warrants is payable as the Warrants vest. Accordingly, the Warrant Investors paid an aggregate amount of $60,000 on the Effective Date and will pay $60,000 in the aggregate on each subsequent vesting installment. The Warrants were issued to the Warrant Investors without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act. The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions and certain fundamental transactions. In addition, the Warrants are also subject to “full ratchet” anti-dilution protection. This anti-dilution provision provides that if Signature issues new shares of common stock during the term of the Warrants at a per share purchase price of less than the $1.03 exercise price of the Warrants, then the exercise price of the Warrants will be automatically reduced to the lowest per share purchase price of any shares of common stock issued during the term of the Warrants. Certain securities issuances by the Company will not trigger this full ratchet protection. The Warrants were valued at $5.1 million as of the Effective Date using a lattice option pricing model and are carried as a liability on the Company’s financial statements.

F – 19

In connection with the closing of the issuance and sale of the Signature common stock and the Warrants, Signature, the Signature Investors and the Warrant Investors entered into a registration rights agreement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, Signature is required to use commercially reasonable efforts to register the resale of the shares of common stock issued to the Signature Investors and issuable to the Warrant Investors upon the exercise of Warrants in accordance with the requirements of the Securities Act pursuant to a resale shelf registration statement on Form S-3 or Form S-1, if the Company is not eligible to use Form S-3. The earliest that we would be eligible to have any such registration statement declared effective by the Commission is the date on which we achieve compliance with all of our Exchange Act reporting obligations. Regardless of when any such registration statement is filed or declared effective, the shares of common stock issued to non-affiliate Signature Investors (but not the shares issuable upon a cash exercise of the Warrants) may be resold immediately and without restriction in reliance upon Rule 144 promulgated under the Securities Act to the extent such safe harbor provision is available.

Amended and Restated Articles and Amended and Restated Bylaws. Pursuant to the Plan, Signature adopted its Amended and Restated Articles of Incorporation, which, among other things, changed the corporation name to Signature Group Holdings, Inc., and its Amended and Restated Bylaws, which were effective as of the Effective Date. The Amended and Restated Articles of Incorporation also changed the par value of each share of Signature’s common stock from $1.00 per share to $0.01 per share. Additionally, the number of authorized shares of Signature’s common stock and preferred stock was increased to 190,000,000 and 10,000,000, respectively. In order to preserve certain tax benefits of Signature, Signature’s Amended and Restated Bylaws impose certain restrictions on the transfer of Signature’s common stock and other equity securities (the “Tax Benefit Preservation Provision”). The Tax Benefit Preservation Provision established a trading restriction on any holders of five percent or more of Signature’s common stock in order to reduce the risk that any change in ownership might limit the Company’s ability to utilize the NOLs under Section 382 of the Tax Code. The transfer restrictions apply until the earlier of (i) the repeal of Section 382 of the Tax Code, or any successor statute if Signature’s Board determines that the Tax Benefit Provision is no longer necessary to preserve the tax benefits to Signature; (ii) the beginning of a taxable year of Signature in which Signature’s Board determines that no tax benefits may be carried forward; or (iii) such other date as the Signature Board shall fix in accordance with the Amended and Restated Bylaws.

Management Agreement. Pursuant to the Plan, Signature entered into an Interim Investment Management Agreement dated June 11, 2010 with SCA (the “Interim Management Agreement”), certain principals of whom subsequently became affiliated with Signature as members of its executive management team. See “New Management Team and Board of Directors” below. Under the Interim Management Agreement, SCA acts as the investment adviser to Signature and manages the assets of Signature, including Signature’s legacy assets and operations, subject to the supervision of Signature’s Board of Directors. SCA will also arrange for any acquisition of any equity or debt financing by Signature, subject to the approval of the Board.

The Interim Management Agreement was to remain in effect until the earlier of the date Signature and SCA enter into a long-term management agreement or December 31, 2010. However, pursuant to the Interim Management Agreement, since Signature and SCA did not execute a long-term management agreement by December 31, 2010, the term automatically extends for successive one-year terms subject to it being approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of Signature. The Interim Management Agreement may be terminated upon sixty (60) days’ written notice (i) by the vote of a majority of the outstanding securities of Signature, (ii) by the vote of Signature’s Board or (iii) by SCA. Signature’s Board of Directors continues to evaluate the external management structure that is currently in place with SCA, as well as alternative management structures that may be available to Signature.

Under the Interim Management Agreement, SCA receives as compensation for its services $525,000 per calendar quarter or such other amount based on the determination of the Board and the consent of SCA (the “Management Fee”) paid in advance of each quarter, which is intended to cover the commercially reasonable operating expenses to be incurred by SCA in its management of Signature. SCA will refund the portion of the Management Fee that exceeds its actual expenses or apply such excess to the subsequent period, if applicable. Signature will bear all other costs and expenses of its operations and transactions. For the period June 12, 2010 through June 30, 2010, Signature paid SCA a pro-rated portion of the quarterly Management Fee. In total, for the fiscal year ended December 31, 2010, Signature paid SCA $1.3 million under the Interim Management Agreement, of which $0.2 million was in excess of the expenses incurred by SCA and therefore will be credited against Management Fees in 2011.

F – 20

As the investment adviser for Signature, SCA may enter into sub-advisory agreements with other investment managers to assist SCA in fulfilling its responsibilities under the Interim Management Agreement. SCA may engage in any other business or render similar or different services to other parties who have a similar investment objective as Signature so long as SCA’s services to Signature are not impaired thereby. Any manager, partner, officer or employee of SCA who is or becomes a director, officer and/or employee of Signature and acts as such in any business of Signature shall be deemed to be acting in such capacity solely for Signature, and not as a manager, partner, officer or employee of SCA or under the control or direction of SCA, even if paid by SCA. At the date of this filing, the partners of SCA that are directors and/or officers of Signature include Craig Noell, our Chief Executive Officer, Kenneth Grossman, our Executive Vice President, and Kyle Ross, our Executive Vice President and interim Chief Financial Officer. In addition, David Collett, our Senior Vice President and Treasurer, who was hired in March 2011, is also an employee of SCA. The Interim Management Agreement also limits the liability of, and provides indemnification for, SCA and its affiliates for certain actions taken or omitted in connection with the performance of its duties under the Interim Management Agreement.

Under the Interim Management Agreement, SCA has agreed to limit the base salaries for each of Craig Noell, Kenneth Grossman, Thomas Donatelli and Kyle Ross (collectively, “SCA Executives”) to $150,000 per annum for such professional’s services to Signature from the Effective Date through December 31, 2010 and for each automatic extension thereof. The Signature Board may approve bonuses to the SCA Executives directly or pursuant to Signature’s incentive plans as in effect from time to time, if any.

Fremont Senior Management and Board of Directors. In connection with Fremont’s emergence from bankruptcy proceedings, the senior executive officers of Fremont, including its Interim President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Executive Vice President and General Counsel gave notice of their respective resignations on June 4, 2010. The resignations of Fremont’s Interim President and Chief Executive Officer and Executive Vice President and Chief Financial Officer became effective July 5, 2010. Subsequent to the effective date of his resignation, Fremont’s Interim President and Chief Executive Officer continued to provide management services to Signature and was paid a monthly fee of $50,000 from July through September 2010. Fremont’s Executive Vice President and General Counsel delayed effectiveness of his resignation until October 2010 and assumed the roles of interim acting Chief Operating Officer and interim acting Chief Legal Officer of Signature during this interim period. On December 27, 2010, the Company entered into a Separation, Consulting and Mutual Release Agreement with Fremont’s Executive Vice President and General Counsel (the “Separation Agreement”). Under the Separation Agreement, in return for, among other things, mutual releases between the parties, Fremont’s Executive Vice President and General Counsel received $124,000 for consulting services for the period October 2, 2010 through December 31, 2010, reimbursement of legal expenses incurred, and severance payments totaling $500,000, which shall be paid in four equal quarterly installments in 2011. The Separation Agreement also provides for terms upon which Fremont’s Executive Vice President and General Counsel may in the future be called upon to provide Signature with consulting services in a capacity as an independent contractor.

With respect to Fremont’s Interim President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, their resignation notices included identification of potential claims for certain compensation and related benefits pursuant to their respective employment agreements with Fremont and FRC. Signature does not agree with the position taken by the aforementioned executive officers and intends to dispute any such claims if ultimately made against the Company.

In accordance with the Plan and the Confirmation Order, the members of Fremont’s Board of Directors each tendered their resignation from the Boards of Fremont, FGCC and/or FRC, and/or their respective subsidiaries, with such resignations effective at 12:01 a.m. on the Effective Date.

New Management Team and Board of Directors. Signature emerged from bankruptcy proceedings with a new Board of Directors and, in conjunction with the resignations of Fremont’s Senior Management, a new management team. Pursuant to the Plan and on the Effective Date, Signature increased the size of its Board of Directors to nine (9) members. As more fully discussed in Note 20 – Subsequent Events, three members of the Board of Directors have resigned and three new members of the Board of Directors have been elected to replace the departures.

F – 21

Senior Notes Settlement. On the Effective Date, the holders of the Senior Notes were paid $186.8 million, which amount equaled 100% of the outstanding principal balance of the Senior Notes plus accrued and unpaid interest as of the Petition Date using the contractual, 7.875% interest rate, plus accrued and unpaid interest from Petition Date through Effective Date using the federal judgment rate (“FJR”) of 2.51% plus an additional $1.5 million (the “Senior Note Settlement”). The additional $1.5 million payment was made in an attempt to settle potential litigation that was likely to occur over the payment of post petition interest at FJR as opposed to the 7.875% contractual rate. In accordance with the settlement payment, the Senior Notes were cancelled. On the Effective Date and subject to the requirements of the Plan, the Senior Notes and the Senior Note Indenture were deemed automatically cancelled and discharged.

TOPrS Settlement. On the Effective Date, the TOPrS issued by the TOPrS Trust pursuant to the Amended and Restated Declaration of Trust dated March 6, 1996 (the “Amended and Restated Declaration of Trust”), were extinguished, and TOPrS holders as of the Effective Date became entitled to receive a pro rata share of each of the following amounts as settlement of their claims:

●	$45.0 million in cash (the “Cash Consideration”), subject to charging liens of the Indenture Trustee described below;
●
$39.0 million in new notes maturing December 31, 2016, bearing 9.0% annual interest, payable quarterly commencing September 30, 2010 (the “New Notes”) and continuing until the principal thereof is paid or made available for payment; and

●	21 million shares of Signature common stock.

On June 11, 2010, Signature paid the Cash Consideration to Wells Fargo, in its capacity as indenture trustee to the TOPrS (the “Trustee”). The Trustee distributed $43.0 million to the TOPrS holders and retained $2.0 million as a charging lien pending the resolution of its fees in the bankruptcy case.

On June 25, 2010, Signature issued the 21 million shares of Signature’s common stock to the TOPrS holders. The shares were distributed through the Depository Trust Company (“DTC”) at the request of the Trustee for the convenience of the TOPrS holders, with each holder of TOPrS receiving its pro rata portion of the aggregate shares issued.

On July 16, 2010, Signature issued the New Notes. The indenture pursuant to which the New Notes were issued was qualified under the Trust Indenture Act of 1939 under cover of Form T-3 filed with the Commission on June 24, 2010, and became effective on July 15, 2010.

In connection with the TOPrS Settlement, the Junior Subordinated Debentures, the Indenture with respect to the 9% Junior Subordinated Debentures, dated March 6, 1996 (the “TOPrS Indenture”) and the Amended and Restated Declaration of Trust and the TOPrS were deemed extinguished, cancelled and of no further force or effect, and all obligations of the indenture trustee for the Junior Subordinated Debentures and Signature under any agreements, indentures, or certificates of designation governing the Junior Subordinated Debentures and TOPrS were discharged as of the Effective Date, except that the Junior Subordinated Debentures, TOPrS and the TOPrS Indenture continue in effect until such time that the Trustee for the Junior Subordinated Debentures completes all distributions pursuant to the Plan, including the remaining sums due that are currently subject to the charging lien noted above.

Unpaid Claims.
On the Effective Date, Signature did not pay approximately $17.2 million in claims filed with the Bankruptcy Court (the “Unpaid Claims”). Signature has subsequently resolved $2.9 million in claims related to voluntary withdrawal and paid $3.0 million to various claimholders during the third quarter of 2010 relating to the Unpaid Claims and is actively seeking the voluntary withdrawal of or has plans to object to all other Unpaid Claims in the Bankruptcy Court. Subsequent to the Effective Date, and after the claims bar date, Signature received an additional $2.7 million in claims. Signature does not believe it has any liability associated with these claims.

EVENTS SUBSEQUENT TO EMERGENCE FROM BANKRUPTCY

Termination of SERP Plans and Receipt of Proceeds. On July 14, 2010, Signature made a demand (the “Demand”) on Merrill Lynch Trust Company, FSB as trustee (“Merrill Lynch”) to terminate the following retirement plans held by Merrill Lynch and remit the property held thereby to Signature: (i) the Excess Benefit Plan, (ii) the SERP and (iii) the SERP II. The Demand was made in conjunction with acknowledgement letters received by Signature from all remaining beneficiaries in the SERP Plans waiving any right to or claims against the SERP Plans as a result of the treatment and distributions such beneficiaries received in accordance with the distributions made on or about the Effective Date.

F – 22

On July 22, 2010, Signature received funds from Merrill Lynch in the total amount of $11.7 million, which reflected the net proceeds remaining in the SERP Plans after liquidation (the “Net Proceeds”). All equity interests in Signature held by the SERP Plans were not liquidated but were instead held and placed into a separate account in the name of Signature (such equity interests, the “Remaining Shares”). Both the Net Proceeds and Remaining Shares are assets of Signature. In December 2010, the Board of Directors approved the cancellation and retirement of the Remaining Shares, which reduced the Company’s outstanding share count by 91,645 to 112,104,768 as of December 31, 2010.

Receipt of Tax Refund and Withdrawal of IRS Proof of Claim. On October 6, 2010, Signature received $24.4 million, net of other potential tax liabilities of $0.4 million, from an IRS tax refund related to the carryback of 2008 NOLs to the taxable year periods 2003, 2004 and 2005. One of the pre-requisites to receiving such refund was completion by the IRS of its examinations of Fremont’s consolidated tax returns for the years ended 2006 and 2007, which have been finalized. Shortly after payment of the tax refund, the IRS withdrew its amended proof of claim filed in the Bankruptcy Court noting the claim had been satisfied. Subsequently, in February 2011, the IRS notified the Company that the $24.8 million refund was subject to review by the Congressional Joint Committee on Taxation (the “Joint Committee”) and a request was made for the Company to provide certain information regarding the refund. Although the Company does not have any reason to believe that the Joint Committee will not approve the full amount of the tax refund, there is no assurance that such approval will be given by the Joint Committee.

Substantial Contribution Claims. Pursuant to the Plan, Signature was obligated to pay all Allowed Claims, which included payments of expenses of plan proponents and other parties in interest who the Bankruptcy Court deemed had made substantial contributions in Signature’s progress toward reorganization (“Substantial Contribution Payments”). The determination by the Bankruptcy Court relating to such Substantial Contribution Payments was not made until after the Effective Date, so these amounts are separate and apart from the Unpaid Claims, described previously. In the third and fourth quarters of 2010, Signature paid a total of $4.2 million in Substantial Contribution Payments, which represents the full amount of the Substantial Contribution Claims.

Settlement with Professionals involved in the Fremont Bankruptcy Case. After the Effective Date, Signature engaged in settlement discussions with seven professional firms involved in the Fremont Bankruptcy Case. Five of these professional firms had been paid, in the aggregate, $2.7 million on the Effective Date and were seeking, in the aggregate, an additional $2.2 million. Settlements were reached with three of these firms resulting in Signature paying an additional $0.9 million in 2010, subsequent to the Effective Date. A fourth settlement was reached without payment. The outstanding disputed claims from the three firms that have not settled with Signature aggregate to $1.4 million.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The significant accounting policies that materially affect financial reporting are summarized below.

Basis of Presentation
For the period from Petition Date through December 31, 2009, the consolidated financial statements have been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852-10 Reorganizations – Overall. Accordingly, liabilities subject to compromise as of the Petition Date, which include the expected allowed claims for liabilities incurred prior to the petition, are presented separately from those liabilities not subject to compromise in the consolidated balance sheets. Liabilities not subject to compromise include all liabilities incurred after the Petition Date. Liabilities that are not fully secured and have been incurred prior to the Petition Date are considered liabilities subject to compromise. These amounts represent the Company’s estimates of known or potential pre-petition date claims that were resolved in connection with the Bankruptcy Case. Expenses directly attributable to the Bankruptcy Case, including, but not limited to, professional fees and similar types of expenses incurred directly related to the bankruptcy filings, gains and losses resulting from activities of the reorganization process and interest income earned on cash accumulated by the Company while in bankruptcy, are presented separately from other operating expenses in the consolidated statements of operations as reorganization items, net.

F – 23

The consolidated financial statements include the accounts of Signature Group Holdings, Inc. and its subsidiaries and variable interest entities where Signature is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

In mortgage loan securitization transactions that meet the applicable criteria to be accounted for as a sale, assets are sold to an entity referred to as a qualifying special purpose entity (“QSPE”), which then issues beneficial interests in the form of senior and subordinated interests collateralized by the assets. Historically, Fremont retained beneficial interests from its securitizations, including residual interests, subordinated rated bonds (referred to herein as private issue investment securities) and mortgage servicing rights. Additionally, from time to time, Fremont had also resecuritized certain residual interests in a new securitization transaction. The assets and liabilities sold to the QSPEs are excluded from the Company’s consolidated balance sheet, subject to a periodic re-evaluation to ensure the QSPE continues to meet the requirements to be a QSPE. If a QSPE would no longer qualify for off-balance sheet treatment the Company may be required to consolidate it, subject to determining whether the entity is a variable interest entity (“VIE”) and to determining who is the primary beneficiary. In these cases, any beneficial interests previously held are derecognized from the consolidated balance sheet and the underlying assets and liabilities of the SPE are recorded at their fair value.

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain of the accounts that require significant judgment by management include valuation of subordinated mortgage-backed securities (residual interests in securitized loans and private issue investment securities), derivative instruments, loans held for sale, commercial real estate investments, mortgage servicing rights and real estate owned; determination of the allowance for loan losses on loans held for investment, litigation reserve and repurchase reserve; impairment of long-lived assets; liabilities subject to compromise and realization of deferred tax assets.

Accounting for Reorganizations
The financial statements for the period in which Fremont was in reorganization under Chapter 11 were prepared in accordance with FASB ASC 852 - Reorganizations (originally issued as the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”). Under ASC 852, we must, among other things, (1) identify transactions that are directly associated with the reorganization from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities and (3) apply “fresh-start” accounting rules upon emergence from Chapter 11 reorganization, if applicable. In accordance with ASC 852, we did not adopt fresh-start accounting as of the Effective Date. Fresh-start accounting requires that the reporting entity allocate the reorganization value of the company to its assets and liabilities in relation to their fair values upon emergence from Chapter 11 if (i) the value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity. Signature did not qualify for fresh start reporting under ASC 852 as upon emergence from Chapter 11 Signature’s value of assets was greater than the total of all post-petition liabilities and allowed claims, and the shareholders of Fremont immediately prior to the Effective Date continued to hold more than 50 percent of the stock after the Effective Date.

Liabilities subject to compromise refer to known unsecured liabilities of Fremont incurred prior to the Petition Date. The Bankruptcy Court considers these liabilities to be pre-petition claims. Liabilities subject to compromise exclude pre-petition claims for which Signature has received the Bankruptcy Court’s approval to pay, such as claims related to active employees and retirees and claims related to certain critical service vendors. Liabilities subject to compromise may be subsequently adjusted based on various factors, including, but not limited to, negotiations with creditors, actions by the Bankruptcy Court and changes resulting from the normal proof of claims process. Liabilities not subject to compromise include all liabilities incurred after the Petition Date or liabilities that are fully secured by collateral. Liabilities subject to compromise primarily consisted of Senior Notes and Junior Subordinated Debentures among other liabilities created in the normal course of business that existed at the time of the filing and are reported at the expected amount to be allowed by the Bankruptcy Court.

F – 24

Reorganization items are expense or income items that were incurred or realized by Fremont as a result of the bankruptcy and are presented separately in the consolidated statements of operations and in the condensed combined statement of operations of Fremont. These items include professional fees, trustee fees and other expenses incurred directly related to the bankruptcy filing, gains or losses resulting from activities of the reorganization process, offset by interest income earned on cash accumulated by Fremont while in bankruptcy.

Discontinued Operations
Under FASB ASC 205-20, the results of operations of a component of an entity that either has been disposed of or is classified as held for sale are reported as discontinued operations in the consolidated financial statements. In order to be considered a discontinued operation, both the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of an entity and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

In March 2007, Fremont decided to exit the subprime residential real estate business and to sell substantially all of the assets related to such business. Additionally, in response to the Orders, in late 2007 and the Directive in early 2008, Fremont pursued various strategic initiatives, which included the sale of substantially all of FIL’s assets, including all of its branches and 100% of its deposits in the CapitalSource Transaction, closure of its mortgage servicing operations and sale of the related mortgage servicing rights. In response to these strategic initiatives, the Company has classified substantially all of its former retail banking and residential lending operation as discontinued operations. Refer to Note 19 Discontinued Operations for assets, liabilities and financial results of the components of the Company designated as discontinued operations.

Restructuring Charges
Restructuring charges are recognized and measured according to the provisions of FASB ASC 420 Exit or Disposal Cost Obligations, formerly Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“ASC 420”). Under ASC 420, restructuring charges include, but are not limited to, termination and related costs consisting primarily of severance costs and retention bonuses, contract termination costs consisting primarily of lease termination costs and other costs directly associated with the exit and disposal activities, including impairment of premises and equipment. Costs for such activities are estimated by evaluating detailed analyses of the cost to be incurred. Restructuring charges are presented on a combined basis. Liabilities from restructuring and related charges are recorded for estimated costs of facility closures including discontinued lease liabilities, severance costs and related benefits, impairment of premises and equipment and other current or long term assets, lease termination payments and any other items directly related to the exit and disposal activities. Restructuring and related charges are initially based on estimates. Changes in estimates resulting in an increase to or a reversal of a previously recorded liability may be required as management executes a restructuring plan.

The following table presents the changes in the Company’s restructuring liability, which consists of changes in occupancy-related liabilities associated with the closure of various facilities in connection with the discontinuation of the residential and commercial lending operations, as well as the relocation of the Fremont’s corporate headquarters:

	For the Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Beginning balance	$2,903	$8,161	$—
Accruals (reversals)	66	(1,184)	10,115
Payments	(498)	(4,074)	(1,954)
Ending balance	$2,471	$2,903	$8,161

Restructuring charges, within continuing operations, totaled zero, $4.2 million and zero for the years ended December 31, 2009, 2008 and 2007, respectively. Cumulative restructuring charges, within continuing operations totaled $4.2 million through December 31, 2009.

Restructuring charges, within discontinued operations, totaled $4.8 million, ($6.4) million and $50.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Cumulative restructuring charges, within discontinued operations totaled $49.3 million through December 31, 2009.

F – 25

Fair Value Measurements
FASB ASC Topic 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Fair Value Option for Financial Assets and Financial Liabilities
The Company may elect to report certain financial instruments and certain non-financial assets at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made.

On January 1, 2008, the Company elected the fair value option for mortgage servicing rights and subordinated mortgage-backed securities. The Company has not elected fair value accounting for any other assets or liabilities in its consolidated balance sheets.

The following table reflects the impact of adopting fair value accounting for certain assets on the Company’s consolidated balance sheet at January 1, 2008:

(Dollars in thousands)	December 31, 2007	Transition Adjustment	January 1, 2008
Impact of electing fair value option:
Mortgage servicing rights	$5,435	$2,152	$7,587
Subordinated mortgage-backed securities:
Private issue investment securities (1)	2,415	—	2,415
Residual interests in securitized loans (1)	1,666	—	1,666
Accumulated deficit	278,706	(2,152)	276,554

(1)
Prior to the fair value election on January 1, 2008, private issue investment securities and residual interest in securitizations were classified as available for sale and accounted for at fair value with gross unrealized holding gains and losses recognized in accumulated other comprehensive loss in the consolidated balance sheets. There was no impact on accumulated deficit for the fair value election for these financial assets as there were no unrealized holding gains or losses at December 31, 2007.

Reclassifications
Certain reclassifications of 2007 quarterly (appearing in Fremont’s Form 10-Q filings for March 31, June 30 and September 30, 2007 amounts have been made to conform to the current year’s presentation.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash on deposit at other financial institutions and other short term liquid investment instruments, including U.S. government sponsored discount notes, mutual funds, commercial paper and time certificates of deposits. Cash and cash equivalents are stated at cost, which approximates fair value. All highly liquid investment instruments with an original maturity of three months or less are classified as cash equivalents for purposes of the consolidated statements of cash flows.

F – 26

Investment Securities
Investment securities classified as available for sale are carried at their estimated fair value. Unrealized gains and losses on these investments are included in accumulated other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of taxes. Unrealized losses that are other-than-temporary are recognized in earnings. Realized investment gains and losses are included in other non-interest income based on specific identification of the investment sold.

Unrealized losses on securities available for sale are evaluated on at least a quarterly basis to determine whether such declines in value should be considered “other than temporary” and therefore subject to immediate loss recognition. Though these evaluations involve certain judgments, an unrealized loss in fair value of a debt or mortgage backed security is generally deemed to be temporary when the decline in fair value below the carrying value is due to changes in interest rates, the Company has the ability and intent to hold the security for a sufficient time to recover the carrying value and there has not been a significant deterioration in the financial condition of the issuer. Ratings by recognized rating agencies may also be considered in determining whether a decline in fair value is “other than temporary”.

Subordinated Mortgage-backed Securities
Residual interests in securitized loans are comprised of unrated securities resulting from historical sales of residential real estate loans through securitization transactions to a special-purpose entity and, on many occasions, the sale of a portion of its residual interests in the securitized loans through the issuance of net interest margin securities (“NIMs”).

Private issue investment securities represent subordinated rated mortgage-backed securities resulting from the Company’s historical residential real estate loan securitization transactions.

Prior to the election of fair value accounting on January 1, 2008, residual interests in securitized loans and private issue investment securities were accounted for as available-for-sale securities and measured at estimated fair value with unrealized holding gains or losses, net of deferred taxes, included in accumulated other comprehensive loss.

Effective January 1, 2008, the Company elected to account for its residual interests in securitized loans and private issue investment securities at fair value. These investment securities are carried at estimated fair value with changes in fair value recorded as a component of non-interest income in the statements of operations of discontinued operations.

The Company estimates the fair value of residual interests in securitized loans and private issue investment securities are determined by calculating the present value of the estimated expected future cash flows to be received by using discount, loss and prepayment assumptions that the Company believes are commensurate with the risks associated with the cash flows.

Derivative Instruments
In accordance with FASB ASC 815 – Derivatives and Hedging, financial instruments meeting the definition of a derivative are recorded at fair value, with changes in fair value reported through earnings. In determining whether certain financial instruments meet the definition of a derivative, the Company follows FASB ASC 815-40 – Contracts in Entity’s Own Equity.

Commercial Real Estate Loans Held for Investment, Net
Commercial real estate loans held for investment are reported at the principal amount outstanding, net of any deferred fees and costs, if any, and the allowance for loan losses. The allowance for loan losses is increased by provisions charged against operations and reduced by loan amounts charged off by the Company. The allowance is maintained at a level considered adequate to provide for probable and inherent losses on loans based on the Company’s evaluation of the loan portfolio. Future additions or reductions may be necessary based on changes in the amounts and timing of future cash flows expected due to changes in collateral values supporting loans, general economic conditions and the financial condition of individual borrowers.

Commercial Real Estate Loan Participation Interest
Prior to March 31, 2008, the commercial real estate loan participation interest (the “Participation Interest”) is reported at the outstanding principal balance, net of an allowance for losses. Since the Participation Interest was offered for sale as part of the sale of substantially all of FIL’s net assets in the CapitalSource Transaction, in March 2008, the Company designated it as held for sale and recorded the Participation Interest at the lower of cost or market each subsequent period.

F – 27

Commercial Real Estate Investments, Held for Sale
Included in discontinued operations are the Company’s participations in community development projects and other similar types of loans and investments in partnerships for which FIL maintained for compliance with requirements under the Community Reinvestment Act. Loans included in commercial real estate investments held for sale are recorded at the lower of aggregate cost or fair value. Investments in partnerships are recorded under the equity method and periodically assessed for impairment.

Losses on commercial real estate investments are recorded as a separate component within non-interest income in the statements of operations of discontinued operations.

Real Estate Owned
Real estate owned (“REO”) is comprised of property acquired through foreclosure or deed in lieu of foreclosure on loans secured by real estate. REO is recorded at fair value less estimated costs to sell at the acquisition date. Estimated realizable values are based on an evaluation of numerous factors, including appraisals, sales of comparable assets and estimated market conditions. Properties that become REO are recorded at estimated net realizable value upon transfer, with any loss being reflected as a charge-off in the valuation allowance for loans held for sale. Gains and losses on the subsequent sale of REO properties, periodic revaluation of REO properties, and the net costs of maintaining these properties are included in non-interest expense in the statements of operations of discontinued operations.

Residential Real Estate Loans Held for Sale, Net
Loans held for sale are comprised of subprime residential real estate loans and are carried at the lower of aggregate cost or fair value. Estimated fair values are based on several factors, including current bids and market indications for similar assets, recent sales, discounted cash flow analysis, estimated values of underlying collateral and actual loss severities experience in portfolios backed by similar assets.

Aggregate cost includes the unpaid loan principal balance and direct costs of origination, less the net amount of fees received from the borrower. The Company maintains a valuation allowance that is based upon management’s evaluation of the probable valuation-related deficiencies inherent within the loans held for sale. The valuation allowance is increased through periodic provisions that are recorded in operations as a reduction of the gain (loss) on loans held for sale. Interest earned on loans held for sale is recorded as interest income, in the statement of operations of discontinued operations, until the date of sale.

Interest Income – Loans
Interest income on loans held for investment and held for sale is recognized as earned. The Company classifies loans held for investment and loans held for sale as non-accrual when principal or interest is in default 90 days or more (unless the loan has collateral sufficient to discharge the debt and management reasonably expects repayment of the debt or restoration to a current status in the near future) or when other factors indicate that payment in full of principal and interest is not expected according to the contractual terms of the loan. When a loan is placed on non-accrual status, any previously uncollected interest is reversed as a reduction of interest income on loans receivable and accrued interest receivable. Subsequent collections on non-accrual loans are applied as a reduction of principal when other factors indicate that payment of principal in full is not expected. Once all principal has been received, any additional payments are recognized as interest income on a cash basis. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met.

Interest Income – Securities
Interest income from residual interests in securitized loans and private issue subordinate investment securities are recorded in accordance with ASC 325-40 – Beneficial Interests in Securitized Financial Assets. ASC 325-40-35 requires holders of such assets to recognize an accretable yield as interest income over the life of the asset using the effective yield method. The accretable yield is measured as the excess of all cash flows expected to be collected over the Company’s basis in the investment.

Gain (Loss) on Loans Held for Sale
The Company recognizes net gains or losses on whole loan sales of its residential real estate loans at the date of settlement and when the Company has transferred control over the loans to a third party purchaser. The amount of gain or loss on whole loan sales is based upon the difference between the net cash received for the loans and the allocated carrying value of the loans.

F – 28

Repurchase Reserves
In the ordinary course of business, as loans held for sale were sold, the Company made customary standard industry representations and warranties about the loans. The Company may have to subsequently repurchase certain loans due to material defects that occurred in the origination of the loans. The Company maintains a repurchase reserve, pursuant to ASC 460-10 – Guarantees and ASC 450-10 – Contingencies for the estimated losses, upon settlement or repurchase, expected to be realized when the loans are originally sold. This reserve is based upon recent repurchase settlements, expected future repurchase trends for loans already sold in whole loan sale transactions and the expected valuation of such loans when repurchased. At the point the loans are repurchased, charge-offs are made to the repurchase reserve. Provisions for the repurchase reserve are charged against gain (loss) on loans held for sale in the statement of operations of discontinued operations.

Mortgage Servicing Rights
Prior to the discontinuation of its residential real estate lending operations, the Company capitalized mortgage servicing rights when mortgage loans were sold or securitized with the servicing rights retained by the Company. The mortgage servicing rights resulted from contractual agreements that specify the servicing duties to be performed by the Company for which the Company receives a servicing fee.

Prior to electing the fair value option on January 1, 2008, mortgage servicing rights were initially recorded by allocating the previous carrying amount of the loans sold or securitized between the securities or loans sold or securitized and the resulting retained interests (including mortgage servicing rights) based on their relative fair values at the date of securitization or portfolio sale. The mortgage servicing rights were amortized over the period of, and in proportion to, the estimated net servicing income.

Once recorded, the mortgage servicing rights were periodically evaluated for impairment. For purposes of performing its impairment evaluation, the Company stratified its servicing portfolio on the basis of certain predominant risk characteristics including loan type (fixed-rate or adjustable-rate) and prepayment penalty type (prepayment penalty or no prepayment penalty). Management periodically reviewed the various impairment strata to determine whether the value of the impaired mortgage servicing rights asset in a given stratum was likely to be recovered. When management deemed recovery of the value to be unlikely in the foreseeable future, a permanent impairment write-down of the underlying mortgage servicing rights asset to its estimated recoverable value was charged to the valuation allowance.

Effective January 1, 2008, the Company elected to account for mortgage servicing rights at fair value, with resulting changes in fair value included as a component of servicing income (loss) in the accompanying statement of operations of discontinued operations.

Premises and Equipment, Net
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Information systems are depreciated over their useful lives, which range from one to seven years. Buildings are depreciated over 40 years and improvements to leased property are amortized over the lesser of the term of the lease or life of the improvements. Furniture and equipment are depreciated over their useful lives, which range from one to ten years.

Premises and equipment designated as held for sale are recorded at the lower of the recorded investment in the asset or fair value less estimated cost to sell at the date of transfer. Write-downs of property held for sale are recorded in non-interest expense in the consolidated statement of operations.

The Company reviews all premises and equipment for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, (i.e., significantly discounted bids received under discontinued operations classification). Impairment exists when the estimated undiscounted cash flows for the property is less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the asset less costs to sell.

F – 29

Income taxes
Deferred income taxes are computed using the liability method in accordance with the provisions of FASB ASC 740 – Income Taxes. Under this method, deferred income taxes represent the tax effect of differences between the financial and income tax basis of assets and liabilities. At December 31, 2009, 2008 and 2007, the Company has fully reserved for its net deferred tax asset as it is more likely than not that the Company will be unable to realize its net deferred tax asset. In future periods, tax benefits and related deferred tax assets will be recognized if the Company considers realization of such amounts to be more likely than not.

The Company adopted the provisions of accounting for unrecognized tax benefits under FASB ASC 740 – Income Taxes on January 1, 2007. As a result of the adoption of these provisions, the Company recognized an approximate $3.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of the date of adoption on January 1, 2007 was $22.1 million, all of which would favorably affect the effective tax rate if recognized.

Stock-Based Compensation
Compensation expense related to the Company’s restricted stock grants is based on the fair value of the shares awarded at the grant date. Compensation expense for the restricted stock grants is recognized on a straight-line basis over the requisite service period (generally two to ten years).

Recent Accounting Standards
In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets. ASU 2009-16 amends the Accounting Standards (Codification) for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. ASU 2009-16 eliminates the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective for fiscal years beginning after November 15, 2009. Early application is not permitted. The adoption of ASU 2009-16 on January 1, 2010 did not have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009. Early application is not permitted. The adoption of ASU 2009-17 on January 1, 2010 did not have a significant impact on the Company’s consolidated financial statements, as it was not required to consolidate any of its securitizations since the Company had determined that is does not have the power to direct the activities that most significantly impact the securitization trust’s economic performance.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements, including transfers in and out of Levels 1 and 2, as well as requiring a higher level of disaggregation for the different types of financial instruments. It also clarifies that fair value disclosures should include a description of the inputs and valuation techniques used for both recurring and nonrecurring Level 2 and Level 3 estimates. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements, which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. Early adoption is permitted. The adoption of FASB ASC 2010-06 on January 1, 2011 did not have a significant impact on the Company’s consolidated financial statements.

F – 30

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. Under ASU 2010-18, modifications of loans that are accounted for within a pool under FASB ASC Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments under ASU 2010-18 are effective for modifications of loans accounted for within pools under ASC Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted. The adoption of ASC 2010-18 on January 1, 2011 did not have a significant impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 provides financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The objective of ASU 2010-20 is to provide disclosures that assist financial statement users in their evaluation of (1) the nature of an entity’s credit risk associated with its financing receivables, (2) how the entity analyzes and assesses that risk in arriving at the allowance for credit losses and (3) the changes in the allowance for credit losses and the reasons for those changes. Disclosures provided to meet the objective above should be provided on a disaggregated basis. The disclosures required by ASU 2010-20 are effective for annual reporting periods ending on or after December 15, 2011. The Company does not expect that the adoption of ASU 2010-20 will have a significant impact on the Company’s consolidated financial statements.

NOTE 4 — CASH AND CASH EQUIVALENTS

Cash and cash equivalents, within continuing operations, is summarized in the following table:

	December 31,
(Dollars in thousands)	2009	2008	2007
Non-interest bearing deposits in other financial institutions	$130,659	$305,788	$491
FHLB shareholder transaction account	—	402	—
Certificates of deposit	201,300	—	—
Short-term money market funds	23,739	27,969	20,657
Total cash and cash equivalents	$355,698	$334,159	$21,148

Subsequent to the CapitalSource Transaction in July 2008, the remaining cash balances of FIL were included in cash and cash equivalents within continuing operations. The FHLB shareholder transaction account represents a short-term interest-bearing account with the Federal Home Loan Bank of San Francisco, which account terminated following the CapitalSource Transaction. As of December 31, 2009, 2008 and 2007, $1.3 million in deposits in other financial institutions were restricted. Restricted cash is related to amounts on deposit securing a letter of credit associated with insurance policies. No other cash and cash equivalents were restricted as of December 31, 2009, 2008 and 2007.

NOTE 5 — LOANS HELD FOR INVESTMENT, NET

Loans held for investment, net, within continuing operations, consists of the following:

	December 31,
(Dollars in thousands)	2009	2008	2007
Commercial loans	$2,142	$2,258	$2,336
Allowance for loan losses	(10)	(10)	(11)
Loans held for investment, net	$2,132	$2,248	$2,325

Activity in the allowance for loans losses is summarized in the following table:

	For the Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Beginning balance	$10	$11	$125
Provision (recovery) for loan losses	—	(1)	(114)
Ending balance	$10	$10	$11

F – 31

NOTE 6 — PREMISES AND EQUIPMENT, NET

Premises and equipment, within continuing operations, consists of the following:

	December 31,
(Dollars in thousands)	2009	2008	2007
Information systems	$—	$118	$4,649
Leasehold improvements	—	—	4,646
Furniture and equipment	169	169	2,330
Buildings	2,913	2,913	2,913
Land	1,439	1,439	1,439
Other	—	—	53
Premises and equipment, gross	4,521	4,639	16,030
Accumulated depreciation and amortization	(1,898)	(1,812)	(9,255)
Premises and equipment, net	$2,623	$2,827	$6,775

During the years ended December 31, 2009, 2008 and 2007, the Company recorded impairment charges of zero, $3.4 million and zero, respectively.

Depreciation and amortization expense, within continuing operations, totaled $0.2 million, $0.4 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

During the year ended December 31, 2008, the Company recorded restructuring charges, within continuing operations, of $4.2 million related to the disposal of fixed assets and accrual of its remaining lease obligation in connection with the Company’s relocation of its principal corporate executive office from Santa Monica, California to Brea, California.

NOTE 7 — OTHER ASSETS AND LIABILITIES

The following table details the composition of the Company’s other assets and other liabilities, within continuing operations, as of the dates indicated:

	December 31,
(Dollars in thousands)	2009	2008	2007
OTHER ASSETS:
Prepaid expenses	$111	$576	$2,539
Other assets	231	228	635
Investment in TOPrS capital trust	3,093	3,093	3,093
Total other assets	$3,435	$3,897	$6,267

OTHER LIABILITIES:
Deferred rent and incentives	$—	$—	$2,796
Accounts payable and accrued expenses	2,015	4,504	3,920
Other	—	—	187
Total other liabilities	$2,015	$4,504	$6,903

As more fully explained in Note 20 Subsequent Events, the assets in the TOPrS capital trust were extinguished pursuant to the settlement of the Company’s Junior Subordinated Debentures (see Note 8 Senior Notes and Junior Subordinated Debentures).

F – 32

NOTE 8 — SENIOR NOTES AND JUNIOR SUBORDINATED DEBENTURES

Long-term debt, within continuing operations, consisted of the following at the periods indicated:

	December 31,
(Dollars in thousands)	2009	2008	2007
Senior Notes (1)	$166,530	$166,530	$166,182
Junior Subordinated Debentures (1)	103,093	103,093	103,093
Total	$269,623	$269,623	$269,275

(1)
Amounts are included within liabilities subject to compromise (refer to Note 18 – Assets, Liabilities and Results of Operations – Fremont General Corporation), within continuing operations, in the accompanying consolidated balance sheets at December 31, 2009 and 2008.

Senior Notes
In 1999, Fremont issued $225.0 million in 7.875% Senior Notes, representing unsecured senior indebtedness of the Company, ranking equally with its unsubordinated indebtedness. The Senior Notes were also redeemable at anytime in whole or in part before maturing and were not subject to sinking fund requirements. Interest was payable on the Senior Notes semi-annually on March 17 and September 17 and were set to mature on March 17, 2009.

In March 2008, Fremont announced that it was delaying payment of its $6.6 million semi-annual interest payment as it negotiated a comprehensive debt restructuring with its majority senior debt holder. In April 2008, the Company received notification that the Majority Holder of the Senior Notes had agreed to forbear the acceleration of the obligations owed under Senior Notes, while the Majority Holder explored options with the Company for a restructure of the Senior Note obligations and the trustee to enter into the Supplemental Indenture, which was effective on May 28, 2008. The commencement of the Bankruptcy Case in June 2008 constituted an event of default under the Supplemental Indenture.

Interest expense on the Senior Notes for the year ended December 31, 2007 totaled $13.4 million. During the period from January 1, 2008 and prior to the Petition Date, interest expense on the Senior Notes totaled $6.2 million. As of the Petition Date and through December 31, 2008, interest expense on the Senior Notes accrued using the federal judgment rate of 2.51% and totaled $2.4 million. Interest expense on the Senior Notes for the year ended December 31, 2008 totaled $8.6 million. Interest expense on the Senior Notes, accrued using the federal judgment rate of 2.51%, was $4.5 million for the year ended December 31, 2009.

Total interest payments for the Senior Notes were zero, zero and $13.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The difference between contractually required interest payments and actual interest payments made was $13.1 million, $13.1 million and zero for the years ended December 31, 2009, 2008 and 2007, respectively.

As more fully described in Note 20 – Subsequent Events, on the Effective Date, the Senior Notes were canceled. The holders of the Senior Notes received the outstanding principal balance of $166.5 million, $18.7 million in accrued and unpaid interest, plus an additional $1.5 million.

Junior Subordinated Debentures
In 1996, Fremont formed the TOPrS Trust, which sold $100 million of TOPrS in a public offering. The TOPrS represented preferred undivided beneficial interests in the assets of the Trust. Holders of the TOPrS were entitled to receive cumulative cash distributions at an annual rate of 9% of the liquidation amount of $25 per share of the TOPrS, payable quarterly. The proceeds from the sale of the TOPrS were invested in the Junior Subordinated Debentures issued by Fremont. The Junior Subordinated Debentures are the sole asset of the TOPrS Trust.

In February 2008, Fremont exercised it right to defer the regularly scheduled quarterly interest payments on its Junior Subordinated Debentures, beginning with the distributions that would have otherwise been paid on March 31, 2008. At Petition Date, outstanding accrued and unpaid contractual interest on the Preferred Securities totaled $4.3 million. During the period from Petition Date through December 31, 2009, no additional interest expense was recognized.

F – 33

Interest expense on the Junior Subordinated Debentures for the years ended December 31, 2009, 2008 and 2007 totaled zero, $4.4 million and $9.3 million, respectively. The difference between contractually required interest payments and actual interest payments made was $9.3 million, $9.3 million and zero for the years ended December 31, 2009, 2008 and 2007, respectively.

As more fully described in Note 20 – Subsequent Events, in June and July 2010, as partial settlement of the TOPrS’ bankruptcy claims, the former holders of the TOPrS received $45 million in cash, 21 million shares of Signature’s common stock, and were issued an aggregate of $39 million in new notes, due December 31, 2016 and bearing interest at a rate of 9% per annum.

NOTE 9 — INCOME TAXES

The major components of income tax expense from continuing operations are summarized in the following table:

	For the Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Federal:
Current	$—	$—	$—
Deferred	—	—	51,432
Total Federal income taxes	$—	$—	$51,432
State:
Current	—	—	—
Deferred	—	—	—
Total state income taxes	—	—	—
Income tax expense	$—	$—	$51,432

A reconciliation of the effective federal tax rates in the consolidated statements of income from continuing operations with the statutory federal income tax rate of 35.0% is summarized in the following table:

	For the Year Ended December 31,
	2009	2008	2007
Tax expense at federal statutory rate	35.0%	35.0%	35.0%
Deferred tax valuation allowance	-42.8%	-47.6%	-144.3%
State income taxes, net of federal benefit	7.8%	13.0%	6.9%
Meals and entertainment	-0.1%	-0.2%	-0.7%
Compensation	0.0%	0.0%	0.7%
Other	0.1%	-0.2%	2.0%
Income tax expense	0.0%	0.0%	-100.4%

Net payments made for federal and state income taxes were $0.2 million, $2.5 million, and $126.4 million for 2009, 2008, and 2007, respectively. The Company has accrued the expected tax and interest exposure for tax matters that are either in the process of resolution or have been identified as having the potential for adjustment. These matters primarily consist of issues relating to the discontinued insurance operations, certain deductions of expenses and the timing related to the deduction of repurchase reserves. The total reserve for these uncertain tax matters was $0.4 million, $24.2 million and $73.2 million at December 31, 2009, 2008 and 2007, respectively. The provisions for tax related issues were zero, $2.6 million and $73.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Tax provisions (benefits) related to uncertain tax positions are reflected in tax expense (benefit) in discontinued operations. During the year ended December 31, 2009, the Company successfully resolved the issues related to the discontinued insurance operations and certain expense deduction matters. As a result of the resolution of these matters, the Company reduced its accrual relating to these matters by $23.8 million. This accrual reduction is reflected in discontinued operations tax benefit for the year ended December 31, 2009. During the year ended December 31, 2008, the Company successfully resolved the repurchase reserve matter and reduced its accrual relating to this matter by $49.3 million. This accrual reduction is reflected in discontinued operations tax benefit for the year ended December 31, 2008. In addition, during the year ended December 31, 2008, the Company made payments of $2.3 million to resolve certain expense deduction matters.

F – 34

Deferred income taxes, which is included as a component of continuing operations, includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2009, 2008 and 2007 are summarized in the following table:

	December 31,
(Dollars in thousands)	2009	2008	2007
Deferred tax assets:
Bad debt	$4,768	$2,813	$3,183
Compensation	4,737	5,115	12,549
Repurchase reserve	—	—	59,668
Fixed assets	1,567	703	—
Disposal and exit costs	2,546	10,939	18,062
Net operating loss carryforwards	349,693	345,731	289,160
AMT credits	10,907	24,410	21,423
Other	20,242	10,099	3,687
Total deferred tax assets	$394,460	$399,810	$407,732

Deferred tax liabilities:
Mortgage servicing rights	$—	$—	$2,171
Fixed assets	—	—	592
Repurchase reserve	5,538	9,506	—
Subordinated mortgage-backed securities	—	—	242
State income and franchise taxes	585	513	1,499
Total deferred tax liabilities	6,123	10,019	4,504
Net deferred tax asset before valuation allowance	388,337	389,791	403,228
Valuation allowance	(388,337)	(389,791)	(403,228)
Net deferred tax asset after valuation allowance	$—	$—	$—

At December 31, 2009, the Company had federal and state net operating loss carry forwards of $781.1 million and $924.3 million, respectively that expire between 2016 and 2026.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the ability to recover previously paid taxes through loss carrybacks and the generation of future taxable income during the periods in which temporary differences become deductible. As a result of generating losses since 2006, among other factors, the Company has determined that uncertainty exists as to the realization of its net deferred tax asset and as such, a valuation allowance of $388.3 million, $389.8 million and $403.2 million was recorded at December 31, 2009, 2008 and 2007, respectively.

NOTE 10 — SHAREHOLDERS’ EQUITY

At December 31, 2009, the Company was authorized to issue up to 2,000,000 shares of $0.01 par value preferred stock; however, no shares of preferred stock have been issued. At December 31, 2009, the Company was authorized to issue up to 150,000,000 shares of $1.00 par value common stock. At December 31, 2009, 2008 and 2007, 78,380,146, 78,380,146 and 82,697,854 shares of common stock had been issued, respectively.

As more fully discussed in Note 20 – Subsequent Events, on the Effective Date, the par value of each share of the Company’s common stock and preferred stock was changed from $1.00 per share to $0.01 per share. Additionally, the number of authorized shares of Company’s common stock and preferred stock was increased to 190,000,000 and 10,000,000 shares, respectively.

The payment of dividends on the Company’s common stock, if any, is at the discretion of the Board of Directors. The Company did not declare any dividends to shareholders in 2009, 2008 or 2007.

F – 35

The payment of common stock dividends is subordinate to the payment of the cash distributions on the Company’s preferred stock. As more fully described in Note 8 – Senior Notes and Junior Subordinated Debentures, in February 2008, the Company exercised it rights to defer the regularly scheduled quarterly interest payments on its Junior Subordinated Debentures, beginning with the distributions that would have otherwise been paid on March 31, 2008. Pursuant to the terms of the TOPrS, this deferral of scheduled distributions precluded the payment of dividends on the Company’s common stock.

The Company periodically contributed cash to an employee benefits trust (“GSOP”) in order to pre-fund contributions to various employee benefit plans (e.g., 401(k) match, Employee Stock Ownership Plan contribution, etc.). The GSOP used the contributed cash to acquire shares of the Company’s common stock. The shares held by the GSOP were recorded at fair value and treated as treasury stock for purposes of calculating the Company’s basic and diluted earnings per share.

The Company also maintained a Supplemental Executive Retirement Plan (“SERP”) and Excess Benefit Plan (“EBP”); both of which were deferred compensation plans designed to provide certain employees the ability to receive benefits that would be otherwise lost under the Company’s qualified retirement plans due to statutory or other limits on salary deferral and matching contributions. Assets held in the SERP and EBP included both Company stock as well as other mutual funds. Changes in the fair value of the Company’s stock are included as part of the deferred compensation obligation component of other liabilities with a corresponding charge (or credit) to compensation expense. Changes in the fair value of the mutual funds were recorded as part of both other assets and deferred compensation obligation with corresponding charges (or credits) to other income and compensation expense, respectively. These offsetting charges and credits due to the changes in fair value of the mutual fund assets resulted in no net impact in the accompanying consolidated statements of operations. Asset held in trust for deferred compensation plans and liabilities of deferred compensation plans are included in the balance sheets of discontinued operations (Refer to Note 19 – Discontinued Operations)

The following table details the composition of the Company’s deferred compensation balance as of the dates indicated:

	December 31,
(Dollars in thousands)	2009	2008	2007
SERP and EBP	$589	$818	$3,273
GSOP	31	2	156
Total deferred compensation	$620	$820	$3,429

NOTE 11 — EMPLOYEE BENEFIT PLANS

The Company sponsored a 401(k) Plan and Employee Stock Ownership Plan (“ESOP”) that covered substantially all employees with at least one year of service. Contribution expense for these plans amounted to zero, $0.8 million and $5.8 million for 2009, 2008 and 2007, respectively.

In February 2008, the Company made a series of changes to its various benefit plans with the desired result of streamlining the compensation programs and to bring compensation in line with the way new management was being compensated. The changes included terminating the 401(k) Plan, ESOP and its two executive bonus plans and freezing further participation in the SERP and Excess Benefit Plan.

The ESOP was a non-leveraged plan. The shares of Company common stock held in the ESOP were treated as outstanding in computing the Company’s basic and diluted earnings per share with all dividends on shares held charged to retained earnings. There were 2.6 million shares of Company common stock held in the ESOP at December 31, 2007. Effective May 1, 2008, the Company terminated the ESOP. Active participant accounts were distributed by June 26, 2008, while all distributions related to the termination of the plan were completed as of July 31, 2008. The Company did not record any contribution expense for the ESOP in 2008 and 2007.

Effective December 31, 2008, the Company terminated the 401(k) Plan. Participant accounts were fully distributed by May 6, 2009, while all distributions related to the termination of the plan were completed as of July 31, 2009.

F – 36

NOTE 12 — SHARE-BASED PAYMENTS

Stock options and awards of rights to purchase shares of the Company’s common stock, generally in the form of restricted stock awards, were previously granted under the 2006 Performance Incentive Plan (the “2006 Plan”) that was approved by the Company’s shareholders on May 18, 2006. Awards were granted under the Company’s shareholder approved 1997 Stock Plan (the “1997 Plan”) until May 18, 2006 when the shareholders approved the 2006 Plan. Effective as of May 18, 2006, no additional grants were made under the 1997 Plan. On November 9, 2007, each of the members of the Gordon Management Group was granted a discretionary award of restricted shares under the 2006 Plan. Each restricted stock award was scheduled to vest annually in one-third increments on the anniversary date of the grant, subject to continued employment through each vesting date. However, each member of the Gordon Management Group forfeited these restricted shares, totaling 3,636,364 shares, in December 2008 before any vesting occurred.

On January 8, 2008, each of the Company’s non-employee directors was granted a discretionary award of 33,223 restricted shares under the 2006 Plan, for a total of 132,892 restricted shares granted. A total of 33,223 restricted shares vested on July 25, 2008, with the remaining 99,669 restricted shares being forfeited before any vesting occurred.

Restricted Stock Awards

During 2007, due to a change in the manner in which the Company administered its restricted stock awards, all nonvested shares were reclassified from liability awards to equity awards. The change in the classification of the awards had no impact on the Company’s results of operations because in accordance with FASB ASC 718 Compensation – Stock Compensation, the Company continued to record compensation expense for all nonvested awards at the greater of the grant date fair value or the current fair value at the date of the modification. The Company did, however, record a reclassification at the modification date to eliminate the existing liability with a credit to additional paid-in capital in the amount of $2.6 million. Future awards of restricted stock, if any, are amortized at their grant date fair value. Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period (generally two to ten years). The compensation expense that has been recorded for share-based compensation was zero, $1.5 million and $5.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.

The following table presents the changes in the Company’s nonvested restricted stock awards for the years ended December 31, 2009, 2008 and 2007:

(Dollars in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Novested shares, December 31, 2006	3,091,640	$16.50
Granted	4,365,364	4.78
Vested	(849,010)	28.54
Forfeited	(1,656,965)	15.64
Novested shares, December 31, 2007	4,951,029	4.39
Granted	178,624	3.08
Vested	(777,410)	10.68
Forfeited	(4,352,243)	3.21
Novested shares, December 31, 2008	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested shares, December 31, 2009	—	—

Nonvested restricted stock awards are not recorded as part of common stock until they are earned, even though they are included as part of the total number of shares issued and outstanding in the parenthetical disclosure on the face of the balance sheet.

The fair value of nonvested shares is determined based on the closing trade price of the Company’s shares on the grant date. As of December 31, 2009, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements. The weighted-average grant date fair value of the restricted stock awards granted during the years ended December 31, 2009, 2008 and 2007 was zero, $3.08 and $4.78, respectively.

F – 37

Awards of restricted common stock included dividend rights and non-preferential dividends and are paid on nonvested restricted shares of Company common stock. Dividends declared on restricted stock awards granted were not subject to vesting. Outstanding nonvested restricted shares of Company common stock were generally subject to accelerated vesting if there is a change in control of the Company (as defined in the restricted stock award agreements or Employment or Management Continuity Agreements, if applicable). Outstanding nonvested restricted stock is not considered issued and outstanding until the compensation cost related to the stock is recognized.

NOTE 13 — EARNINGS PER SHARE

Earnings per share have been computed based on the weighted-average number of shares. The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007
Loss from continuing operations	$(18,253)	$(39,583)	$(102,642)
(Loss) earnings from discontinued operations, net of income taxes	(5,710)	8,044	(901,441)
Net loss	(23,963)	(31,539)	(1,004,083)

Weighted average basic and diluted common shares outstanding	78,286	77,977	76,619

Basic and diluted loss per share - continuing operations	$(0.23)	$(0.51)	$(1.34)
Basic and diluted (loss) earnings per share - discontinued operations	$(0.08)	$0.11	$(11.76)
Basic and diluted loss per share	$(0.31)	$(0.40)	$(13.10)

For the years ended December 31, 2009, 2008, and 2007, zero, 10.8 million and 823 thousand shares, respectively, were excluded from the computation of diluted earnings per share as their impact would have been antidilutive.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Retention and Termination Benefits

FRC instituted a retention program with its full time employees in September 2008 in order to compensate employees for the uncertainty of their employment situation in light of Fremont’s bankruptcy filing. Under such program, employees were paid a retention bonus equal to 20-40% of their regular monthly base salary for each full month of service. This retention program was in effect at December 31, 2009.

Legal Actions

The Company is a defendant in a number of legal actions arising in the ordinary course of business. Litigation is often unpredictable and the actual results of litigation cannot be determined with certainty, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established with confidence. Based on the Company’s current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of the Company.

Pending Legal Proceedings

The legal proceedings summarized below are ongoing matters and may have an effect on our business and future financial results.

F – 38

Securities Class Action. In September 2007, three separate complaints seeking class certification were filed in the United States District Court for the Central District of California against Fremont and various officers and directors alleging violations of federal securities laws in connection with published statements by Fremont regarding its loan portfolio and loans held for resale during the period from May 9, 2006 through February 27, 2007. These three class action lawsuits were consolidated into a single proceeding and a consolidated class action complaint was filed on March 3, 2008. On January 9, 2009, the plaintiffs filed a Second Amended Consolidated Class Action Securities Complaint (“SAC”). Fremont was not a named defendant in the SAC because of its Chapter 11 bankruptcy filing. The named defendants in the SAC were former directors and officers of Fremont: Louis J. Rampino, Wayne R. Bailey, Patrick E. Lamb, Kyle R. Walker, Ronald J. Nicolas, Jr. and James A. McIntyre. On November 29, 2009, the plaintiffs filed a Third Amended Consolidated Class Action Securities Complaint (“TAC”). Fremont’s potential exposure in this matter arises out of its indemnification agreements and obligations with these individual defendants. On March 29, 2010, the trial court entered an Order Granting Fremont’s Motion to Dismiss the TAC with prejudice (“Court Order”). Plaintiffs timely appealed the Court Order to the U.S. Court of Appeals for the Ninth Circuit, and this appeal is currently pending. Fremont has notified its insurance carriers and has requested coverage under its directors and officers insurance policies, in which the primary insurance carrier has accepted coverage under a reservation of rights. Plaintiffs seek an unspecified amount of damages.

Lieberman Matter. In July 2009, legal counsel for the lead plaintiffs in the Securities Class Action litigation matter filed a motion seeking a preliminary injunction and declaratory relief to compel the Massachusetts Attorney General to produce all deposition transcripts and exhibits in Commonwealth v. FIL, arguing that, despite the confidentiality order in that matter, the documents sought are public records subject to mandatory disclosure and that the plaintiffs have a right to the documents pursuant to Massachusetts Public Records Law. The Court denied plaintiff’s motion for preliminary injunction without prejudice, and denied plaintiff’s motion to intervene in the Massachusetts Attorney General Action. Plaintiff filed timely appeals of both motions. The Massachusetts Attorney General and Signature have stipulated to consolidation of the appeals. On December 6, 2010, oral argument was heard by the Supreme Judicial Court of the Commonwealth of Massachusetts. The Court has not yet issued its opinion. This matter does not involve a financial claim against Signature.

ERISA Class Action. From April through June of 2007, six complaints seeking class certification were filed in the United States District Court for the Central District of California against Fremont and various officers, directors and employees by participants in Fremont’s Investment Incentive Plan, 401(k) and Employee Stock Ownership Plan (collectively “the Plans”) alleging violations of ERISA in connection with Fremont stock held by the Plans. The six complaints were consolidated in a single proceeding. On April 15, 2010, the Court granted the Order for Class Certification under Rule 23(b)(3). On March 22, 2011, Signature entered into a settlement stipulation whereby Signature’s insurance carriers will pay $21.0 million to settle the claims of the certified class. On April 25, 2011, the Court granted preliminary approval of the settlement stipulation. The settlement stipulation requires final approval which could take several months before the Court makes a final determination.

Faigin Matter. On January 15, 2009, Alan Faigin, a former General Counsel of Fremont, filed a Complaint against FRC in the California Superior Court, County of Los Angeles. On February 3, 2010 Mr. Faigin filed an amended Complaint alleging wrongful termination, breach of his employment agreement, breach of the implied covenant of good faith and fair dealing, fraud and misrepresentation, negligent misrepresentation and violation of various California labor codes, among other allegations under a “joint employer” theory. In February 2010, a Jury found for Mr. Faigin and awarded him damages in the amount of approximately $1.4 million. Signature is appealing the judgment. Fremont recorded a liability of approximately $1.4 million in the first quarter of 2010 related to this matter. As a requirement of the appeal process, a cash bond was posted by Signature in the amount of approximately $2.1 million with the Court. Appellate briefs have not yet been filed and a hearing date has not yet been scheduled.

Colburn Matter. On December 8, 2009, Gwyneth Colburn, the former Executive Vice President for Fremont’s Commercial Real Estate (“CRE”) group filed a complaint against FIL and unnamed defendants for breach of contract related to a Management Continuity Agreement executed in August 2003, and extended in August 2007. Plaintiff claims she is owed approximately $2.0 million, 87,183 shares of restricted stock valued at $4.01 per share at the time of Plaintiff’s termination effective August 28, 2007, and the value of 36 months’ welfare benefits. Ms. Colburn filed a Proof of Claim in the Bankruptcy Proceeding for salary, bonus, and benefits and restricted stock in the amount of $2.6 million. This case is still in the discovery phase. Trial is scheduled to commence June 2011. Signature intends to defend itself vigorously in this matter.

F – 39

Whitesell Matter. On November 13, 2007, Thomas Whitesell, the former Senior Vice President of Fremont’s CRE group, filed a complaint against Fremont and FIL for violations of various California labor codes, intentional misrepresentation, concealment, negligent misrepresentation, false promises, breach of contract, conversion, breach of fiduciary duty, action for declaratory relief, unjust enrichment – quasi-contractual recovery, gross negligence and action for specific performance. The complaint seeks compensation for alleged unpaid cash bonuses and stock plan awards totaling $3.0 million. Mr. Whitesell filed a Proof of Claim in the Bankruptcy Proceeding for a similar amount. This case is still in the discovery phase. Trial is scheduled to commence on July 18, 2011. Signature intends to defend itself vigorously in this matter.

Cambridge Matter #1. On July 22, 2010, Fremont Mortgage Securities Corporation (“FMSC”), a wholly owned special purpose subsidiary of Signature, was named as a depositor defendant, along with other defendants, for violations of the Commonwealth of Massachusetts securities laws alleging untrue statements of material facts and omissions in its prospectus for the securitization of mortgage loan securities in 2005. These securities were allegedly purchased by Cambridge Place Investment Management, Inc.’s (“Cambridge”) client investors, who later assigned these claims to Cambridge. The complaint was filed in Superior Court in the Commonwealth of Massachusetts and seeks damages against FMSC related to an alleged $8.0 million of securities sold through FMSC to these Cambridge client investors. The case has since been removed to U.S. District Court, District of Massachusetts. Plaintiff filed a Motion to Remand back to Superior Court in Massachusetts. On November 15, 2010, oral argument was heard on the Motion to Remand. The Court has not yet issued its final decision on the Motion to Remand. Signature intends to defend itself vigorously in this matter.

Cambridge Matter #2. On February 11, 2011, Cambridge filed another separate complaint against various entities including FMSC, again as a depositor defendant for violations of the Commonwealth of Massachusetts securities laws, alleging untrue statements of material facts and omissions in its prospectus for the securitization of mortgage loan securities in 2004, 2005 and 2006. These securities were allegedly purchased by Cambridge’s client investors, who later assigned these claims to Cambridge. The complaint was filed in Superior Court in the Commonwealth of Massachusetts and seeks damages against FMSC related to an alleged $101.3 million of securities sold through FMSC to these Cambridge client investors. Signature intends to defend itself vigorously in this matter.

Bankruptcy Professional Fee Disputes. On the Effective Date, Signature disputed a portion of the professional fees sought by seven different firms that were involved during Fremont’s bankruptcy proceedings. Subsequently, settlement arrangements have been reached with four of the firms, while three disputes remain outstanding. The total amount claimed outstanding by these three firms is $1.4 million. The Company is actively seeking to settle with the three remaining professional firms.

Unpaid Claims. On the Effective Date, Signature did not pay approximately $17.2 million in claims filed with the Bankruptcy Court (the “Unpaid Claims”). Signature has subsequently resolved $2.9 million in claims related to voluntary withdrawal and paid $3.0 million to various claimholders during the third quarter of 2010 relating to the Unpaid Claims and is actively seeking the voluntary withdrawal of or has plans to object to all other Unpaid Claims in the Bankruptcy Court. Subsequent to the Effective Date, and after the claims bar date, Signature received an additional $2.7 million in claims. Signature does not believe it has any liability associated with these claims.

Settled and Resolved Legal Proceedings

Fremont and Signature have been involved in various legal proceedings that were either settled or resolved during and following Signature’s emergence from bankruptcy proceedings in June 2010.

Lease Obligations

Total rental expense, within continuing operations, for facilities and equipment under operating leases for 2009, 2008 and 2007 was zero, $0.2 million and $1.4 million, respectively. Total rental expense, within discontinued operations, for facilities and equipment under operating leases for 2009, 2008 and 2007, was $1.3 million, $3.8 million and $14.3 million, respectively.

F – 40

Historically, the Company leased office facilities and certain equipment under non-cancelable operating leases, the terms of which ranged from one to ten years. Certain leases provided for an increase in the basic rental to compensate the lessor for increases in operating and maintenance costs. The leases may also have provided renewal options. At December 31, 2009, all facility leases were either completed or terminated and there are no significant rental commitments outstanding.

NOTE 15 — FAIR VALUE MEASUREMENTS

The following table presents, for each of the levels within the fair value hierarchy, the Company’s assets and liabilities that are measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at December 31, 2009 and 2008.

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of December 31, 2009:
Assets held in deferred compensation plans	$11,792	$—	$—	$11,792

Liabilities of deferred compensation plans	$11,819	$—	$—	$11,819

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of December 31, 2008:
Subordinated mortgage-backed securities:
Private issue investment securities	$—	$—	$92	$92
Residual interest in securitized loans	—	—	252	252
Assets held in deferred compensation plans	12,397	—	—	12,397
Total assets recorded at recurring fair value	$12,397	$—	$344	$12,741

Liabilities of deferred compensation plans	12,400	—	—	12,400
Total liabilities recorded at recurring fair value	$12,400	$—	$—	$12,400

The following table presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008:

(Dollars in thousands)	Balance, January 1	Amounts Realized in Earnings	Transfers In/Out of Level 3	Purchases, Issuances and Settlements	Balance, December 31
Year ended December 31, 2009:
Subordinated mortgage-backed securities:
Private issue investment securities	$92	$3	$—	$(95)	$—
Residual interest in securitized loans	252	40	—	(292)	—
Total	$344	$43	$—	$(387)	$—

Year ended December 31, 2008:
Subordinated mortgage-backed securities:
Private issue investment securities	$2,415	$480	$—	$(2,803)	$92
Residual interest in securitized loans	1,666	368	—	(1,782)	252
Mortgage servicing rights	7,587	—	—	(7,587)	—
Total	$11,668	$848	$—	$(12,172)	$344

From time to time, the Company is required to measure certain assets and liabilities at estimated fair value. These fair value measurements typically result from the application of specific accounting guidance under GAAP and are considered nonrecurring fair value measurements under FASB ASC 820-10. The following table presents financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at December 31, 2009 and 2008:

F – 41

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Gains (Losses) During Period
As of December 31, 2009:
Real estate owned	$—	$—	$6,253	$6,253	$(1,024)
Loans held for sale	—	—	53,409	53,409	8,582
Commercial real estate investments	—	—	1,318	1,318	(16)
Discontinued lease liability	—	—	2,471	2,471	(66)
Total	$—	$—	$63,451	$63,451	$7,476

As of December 31, 2008:
Real estate owned	$—	$—	$1,970	$1,970	$(814)
Loans held for sale	—	—	65,059	65,059	(39,273)
Commercial real estate investments	—	—	11,451	11,451	(12,396)
Discontinued lease liability	—	—	2,903	2,903	1,184
Total	$—	$—	$81,383	$81,383	$(51,299)

FASB ASC Topic 825 – Financial Instruments, requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. The following table presents the carrying values and fair value estimates of financial instruments as of December 31, 2009, 2008 and 2007:

	December 31,
	2009		2008		2007
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS
Continuing Operations:
Cash and cash equivalents	$355,698	$355,698	$334,159	$334,159	$21,148	$21,148
Loans held for investment	2,132	2,132	2,248	2,248	2,325	2,325
Discontinued Operations:
Cash and cash equivalents	525	525	525	525	2,040,953	2,040,953
Investment securities, available for sale	—	—	—	—	1,502,906	1,502,906
Subordinated mortgage-backed securities:
Private issue investment securities	—	—	92	92	2,415	2,415
Residual interests in securitized loans	—	—	252	252	1,666	1,666
FHLB stock	2,146	2,146	2,146	2,146	26,263	26,263
Derivative instruments	—	—	—	—	3,848	3,848
Loans held for sale, net	53,409	53,409	65,059	65,059	149,723	149,723
Commercial real estate investments	9,072	9,072	14,531	14,531	28,675	28,675
Commercial real estate participation interest	—	—	—	—	3,172,177	3,077,012
Assets held in deferred compensation plans	11,792	11,792	12,397	12,397	25,535	25,535
LIABILITIES		—		—		—
Continuing Operations:
Senior notes	166,530	166,530	166,530	166,530	166,182	158,204
Junior subordinated debentures	103,093	77,320	103,093	11,464	103,093	76,248
Discontinued Operations:
Liabilities of deferred compensation plans	11,819	11,819	12,400	12,400	26,395	26,395
Deposits	—	—	—	—	7,035,283	7,175,989

F – 42

The Company used the following methods and assumptions to estimate the fair value of each class of financial instrument at December 31, 2009, 2008 and 2007:

Cash and Cash Equivalents
Includes highly liquid investment instruments with an original maturity of three months or less. As such, the carrying amount approximates fair value.

Investment Securities, Available for Sale
Fair values for investment securities, available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments with similar credit, maturity, and interest rate characteristics.

Subordinated Mortgage-backed Securities
Fair value is estimated using internal pricing techniques, which included net present value of future expected cash flows (with observable market participant assumptions, where available) discounted at a rate of return based on the Company’s estimates of market participant requirements.

Loans Held for Investment
Loans held for investment, consisting of commercial real estate, is comprised of loans with variable rates for which the carrying amount is deemed to approximate fair value.

FHLB Stock
The carrying amount of the investment in FHLB stock represents fair value. FHLB stock does not have a readily determinable fair value, but can be sold back to the FHLB at its par value with stated notice. Prior to the sale of FIL’s assets and liabilities, including 100% of deposits to CapitalSource Bank and resulting surrender of its charter, FIL was a former member of the FHLB of San Francisco. As a member, it was required to own common stock in the FHLB of San Francisco based upon its balance of residential mortgage loans and outstanding FHLB advances. FHLB stock is carried at cost (par value) and could be sold back to the FHLB at its par value. In January 2009, the FHLB announced that it would not repurchase excess capital stock in order to preserve capital. The Company intends to redeem the FHLB Stock once redemptions resume.

Derivative Instruments
Fair values for derivative instruments are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments with similar credit, maturity, and interest rate characteristics.

Loans Held for Sale
The fair value of loans held for sale is based on several factors, including current bids and market indications for similar assets, recent sales, discounted cash flow analysis, estimated values of underlying collateral and actual loss severities experience in portfolios backed by similar assets.

Commercial Real Estate Investments
The fair value of commercial real estate investments, held for sale is based on various factors including current bids and market indications of similar assets, recent sales and discounted cash flow analysis.

Commercial Real Estate Participation Interest
Fair value is estimated based on actual indications of interest received from independent third-parties and ultimate sales prices.

Assets Held in Trust for Deferred Compensation Plans
Assets held in trust for deferred compensation plans include investments in money market and mutual funds. The fair value of these assets is based upon quoted prices in active markets.

Senior Notes
The fair value of the Senior Notes is based on the latest market trade price at December 31, 2007. At December 31, 2009 and 2008, an active market did not exist for the Senior Notes and fair value was determined, based on the ultimate redemption amounts, which approximated carrying value.

F – 43

Junior Subordinated Debentures
The fair value of the Junior Subordinated Notes is based on quoted market prices of the related preferred securities.

Deposits
The fair value of deposits is based on the ultimate premium received in connection with the sale of 100% of FIL’s deposits to CapitalSource Bank in the CapitalSource Transaction.

Liabilities of Deferred Compensation Plans
The fair value of liabilities of deferred compensation plans are based on the fair value of the underlying investments in money market, mutual funds and common stock of the Company. The fair value is based upon quoted prices in active markets.

NOTE 16 — OPERATIONS BY REPORTABLE SEGMENT

The following tables present the operating results and other key financial measures for the individual operating segments for the years ended December 31, 2009, 2008 and 2007.

(Dollars in thousands)	Continuing	Discontinued	Total
Year Ended December 31, 2009:
Interest income	$1,195	$5,750	$6,945
Interest expense	4,675	—	4,675
Net interest (expense) income	(3,480)	5,750	2,270
Non-interest income	351	29,227	29,578
Non-interest expense	5,746	87,863	93,609
Reorganization items, net	9,378	1,215	10,593
Loss before taxes	(18,253)	(54,101)	(72,354)
Income tax benefit	—	(48,391)	(48,391)
Net loss	(18,253)	(5,710)	(23,963)

As of December 31, 2009:
Segment assets	389,048	88,132	477,180
Segment liabilities	295,381	90,652	386,033

(Dollars in thousands)	Continuing	Discontinued	Total
Year Ended December 31, 2008:
Interest income	$2,633	$139,837	$142,470
Interest expense	13,063	138,687	151,750
Net interest (expense) income	(10,430)	1,150	(9,280)
Recovery from loan losses	(1)	—	(1)
Non-interest income	341	85,082	85,423
Non-interest expense	21,225	122,579	143,804
Reorganization items, net	8,270	896	9,166
Loss before taxes	(39,583)	(37,243)	(76,826)
Income tax benefit	—	(45,287)	(45,287)
Net (loss) income	(39,583)	8,044	(31,539)

As of December 31, 2008:
Segment assets	343,131	164,873	508,004
Segment liabilities	315,991	77,132	393,123

F – 44

(Dollars in thousands)	Continuing	Discontinued	Total
Year Ended December 31, 2007:
Interest income	$2,649	$787,192	$789,841
Interest expense	22,679	514,842	537,521
Net interest (expense) income	(20,030)	272,350	252,320
(Recovery) provision for loan losses	(114)	146	32
Non-interest income (expense)	278	(909,629)	(909,351)
Non-interest expense	31,572	369,117	400,689
Loss before taxes	(51,210)	(1,006,542)	(1,057,752)
Income tax expense (benefit)	51,432	(105,101)	(53,669)
Net loss	(102,642)	(901,441)	(1,004,083)

As of December 31, 2007:
Segment assets	235,023	7,418,421	7,653,444
Segment liabilities	279,967	7,232,141	7,512,108

NOTE 17 — QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands) (Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Cash and cash equivalents	$328,982	$360,026	$362,372	$355,698
Loans held for investment, net	2,228	2,208	2,189	2,132
Premises and equipment, net	2,768	2,707	2,662	2,623
Income taxes receivable	—	554	397	25,160
Other assets	3,775	3,673	3,554	3,435
Assets of discontinued operations	147,097	88,448	91,142	88,132
TOTAL ASSETS	$484,850	$457,616	$462,316	$477,180

Liabilities subject to compromise	$312,583	$290,817	$291,977	$293,366
Other liabilities	2,481	2,774	2,854	2,015
Liabilities of discontinued operations	83,511	105,048	111,862	90,652
TOTAL LIABILITIES	398,575	398,639	406,693	386,033
TOTAL SHAREHOLDERS’ EQUITY	86,275	58,977	55,623	91,147
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$484,850	$457,616	$462,316	$477,180

(Dollars in thousands) (Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Cash and cash equivalents	$37,235	$31,840	$347,377	$334,159
Loans held for investment, net	2,305	2,285	2,267	2,248
Premises and equipment, net	3,017	2,951	2,888	2,827
Income taxes receivable	35,311	—	—	—
Other assets	7,732	6,724	4,882	3,897
Assets of discontinued operations	5,975,534	5,658,381	191,235	164,873
TOTAL ASSETS	$6,061,134	$5,702,181	$548,649	$508,004

Senior notes	$166,254	$—	$—	$—
Junior subordinated debentures	103,093	—	—	—
Accrued interest	9,387	—	—	—
Liabilities subject to compromise	—	357,688	310,243	311,487
Other liabilities	8,282	799	5,299	4,504
Liabilities of discontinued operations	5,778,560	5,388,085	92,875	77,132
TOTAL LIABILITIES	6,065,576	5,746,572	408,417	393,123
TOTAL SHAREHOLDERS’ EQUITY	(4,442)	(44,391)	140,232	114,881
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,061,134	$5,702,181	$548,649	$508,004

F – 45

(Dollars in thousands)	For the Quarters Ended				Year Ended
(Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009	December 31, 2009
Interest income	$375	$416	$250	$154	$1,195
Interest expense	1,137	1,154	1,192	1,192	4,675
Net interest expense	(762)	(738)	(942)	(1,038)	(3,480)
Non-interest income	—	351	—	—	351
Non-interest expense:
Professional fees	788	186	58	45	1,077
Compensation	312	337	335	331	1,315
Insurance	602	606	605	603	2,416
Occupancy	58	56	49	41	204
Other	16	168	165	385	734
Non-interest expense	1,776	1,353	1,212	1,405	5,746
Loss before reorganization items and income taxes	(2,538)	(1,740)	(2,154)	(2,443)	(8,875)
Reorganization items, net	2,227	1,927	2,457	2,767	9,378
Loss before income taxes	(4,765)	(3,667)	(4,611)	(5,210)	(18,253)
Income tax benefit	—	—	—	—	—
Loss from continuing operations	(4,765)	(3,667)	(4,611)	(5,210)	(18,253)
(Loss) income from discontinued operations, net of income taxes	(24,071)	(23,629)	1,257	40,733	(5,710)
Net (loss) income	$(28,836)	$(27,296)	$(3,354)	$35,523	$(23,963)

(Dollars in thousands)	For the Quarters Ended				Year Ended
(Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008	December 31, 2008
Interest income	$342	$218	$1,241	$832	$2,633
Interest expense	5,681	5,057	1,163	1,162	13,063
Net interest expense after provision for loan losses	(5,339)	(4,839)	78	(330)	(10,430)
Recovery from loan losses	—	—	—	(1)	(1)
Non-interest income	46	295	—	—	341
Non-interest expense:
Professional fees	3,691	5,576	72	593	9,932
Compensation	1,472	906	732	324	3,434
Insurance	378	400	507	717	2,002
Occupancy	465	103	108	72	748
Restructuring charges	4,236	—	—	—	4,236
Other	407	53	189	224	873
Non-interest expense	10,649	7,038	1,608	1,930	21,225
Loss before reorganization items and income taxes	(15,942)	(11,582)	(1,530)	(2,259)	(31,313)
Reorganization items, net	759	4,693	1,626	1,192	8,270
Loss before income taxes	(16,701)	(16,275)	(3,156)	(3,451)	(39,583)
Income tax benefit	—	—	—	—	—
(Loss) income from continuing operations	(16,701)	(16,275)	(3,156)	(3,451)	(39,583)
(Loss) income from discontinued operations, net of income taxes	(130,289)	(16,269)	176,505	(21,903)	8,044
Net (loss) income	$(146,990)	$(32,544)	$173,349	$(25,354)	$(31,539)

F – 46

NOTE 18 — ASSETS, LIABILITIES AND RESULTS OF OPERATIONS – FREMONT GENERAL CORPORATION

The following table presents the balance sheets of Fremont, while it was debtor in possession, at the periods indicated:

(Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)	December 31,
(Dollars in thousands)	2009	2008
Cash and cash equivalents	$23,742	$27,973
Premises and equipment, net	152	172
Other assets	4,056	6,524
Assets held in trust for deferred compensation plans	11,792	11,524
Investment in subsidiaries	442,628	458,037
TOTAL ASSETS	$482,370	$504,230

Liabilities subject to compromise (1):
Senior notes	$166,530	$166,530
Junior subordinated debentures	103,093	103,093
Accrued interest	21,067	16,580
Income taxes payable	35,664	60,359
Other liabilities	51,153	6,601
Liabilities of deferred compensation plans	11,819	11,527
Other liabilities	2,015	4,504
TOTAL LIABILITIES	391,341	369,194
TOTAL SHAREHOLDERS’ EQUITY	91,029	135,036
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$482,370	$504,230

(1)
Liabilities subject to compromise at Fremont, debtor in possession, include amounts related to intercompany transactions, which are eliminated in consolidation and excluded from continuing and discontinued operations. Consolidated liabilities subject to compromise, within continuing operations, totaled $293.4 million and $311.5 million at December 31, 2009 and 2008, respectively. Consolidated liabilities subject to compromise, within discontinued operations, totaled $37.7 million and $3.4 million at December 31, 2009 and 2008, respectively.

F – 47

The following table presents the statement of operations for Fremont, while a debtor in possession, for the periods indicated:

(Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010) (Dollars in thousands)	Year Ended December 31, 2009	Period from June 18, 2008 through December 31, 2008
Interest income	$18	$142
Interest expense	4,675	3,602
Net interest expense	(4,657)	(3,460)
NON-INTEREST INCOME:
Changes in fair value of assets held in trust for deferred compensation plans	703	(727)
Other	351	(550)
Total non-interest income	1,054	(1,277)
NON-INTEREST EXPENSE:
Professional fees	1,077	1,399
Compensation	2,301	(898)
Insurance	2,416	1,369
Occupancy	21	71
Information technology	23	36
Litigation	33,213	2,088
Other	711	428
Total non-interest expense	39,762	4,493
Loss before reorganization items, undistributed (losses) earnings of susidiaries and income taxes	(43,365)	(9,230)
Reorganization items, net	10,157	8,861
Loss before undistributed (losses) earnings of susidiaries and income taxes	(53,522)	(18,091)
Undistributed (losses) earnings of subsidiaries	(15,408)	177,011
(Loss) earnings before income taxes	(68,930)	158,920
Income tax (benefit) expense	(24,695)	4,941
Net (loss) earnings	$(44,235)	$153,979

F – 48

The following table presents the statement of cash flows for Fremont, while a debtor in possession, for the periods indicated:

(Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010) (Dollars in thousands)	Year Ended December 31, 2009	Period from June 18, 2008 through December 31, 2008
Cash flows from operating activities:
Net (loss) earnings	$(44,235)	$153,979
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	9	25
Deferred compensation	252	119
Amortization of restricted stock	—	(1,489)
Changes in operating assets and liabilities:
Other assets	2,468	953
Other liabilities	42,063	3,947
Accrued interest payable	4,487	3,461
Investment in subsidiaries	15,409	(177,013)
Income taxes receivable (payable)	(24,695)	4,577
Net cash used in operating activities	(4,242)	(11,441)

Cash flows from investing activities:
Disposal of premises and equipment	11	5
Net cash provided by investing activities	11	5

Net cash used in financing activities	—	—

Decrease in cash and cash equivalents	(4,231)	(11,436)
Cash and cash equivalents, beginning of year	27,973	39,409
Cash and cash equivalents, end of year	$23,742	$27,973

Liabilities Subject to Compromise
Liabilities subject to compromise refer to known unsecured liabilities of Fremont incurred prior to the Petition Date. The Bankruptcy Court considers these liabilities to be pre-petition claims. Liabilities subject to compromise exclude pre-petition claims for which the Company has received the Bankruptcy Court’s approval to pay, such as claims related to active employees and retirees and claims related to certain critical service vendors. Liabilities subject to compromise may be subsequently adjusted based on various factors, including, but not limited to, negotiations with creditors, actions by the Bankruptcy Court and changes resulting from the normal proof of claims process.

The following table summarizes the components of liabilities subject to compromise, within continuing operations, included in the consolidated balance sheets as of:

	December 31,
(Dollars in thousands)	2009	2008
Senior notes	$166,530	$166,530
Junior subordinated debentures	103,093	103,093
Accrued interest payable	21,067	16,580
Income taxes payable	—	22,900
Other	2,676	2,384
Liabilities subject to compromise	$293,366	$311,487

F – 49

Reorganization Items, Net
Expenses directly attributable to the Bankruptcy Case, including, but not limited to, professional fees and similar types of expenses incurred directly related to the bankruptcy filings, gains and losses resulting from activities of the reorganization process and interest income earned on cash accumulated by the Company while in bankruptcy, are presented separately from other operating expenses in the consolidated statements of operations as reorganization items, net. Reorganization items, net, within continuing operations, consisted of the following for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2009	2008
Legal and professional fees	$10,171	$7,072
Deferred financing costs (1)	—	2,510
Interest income	(793)	(1,419)
Other	—	107
Reoganization items, net	$9,378	$8,270

(1)
Under FASB ASC 852-10-45, debt discounts, premiums, and debt issue costs that were not adjusted prior to the bankruptcy filing should be viewed as part of the valuation of prepetition debt that is subject to compromise. For debt that is subject to compromise, these items would be reclassified as an adjustment to the associated debt’s carrying amount upon filing. At Petition Date, the Company charged $2.5 million, representing deferred financing costs at Petition Date, to operations as a component of reorganization items, net.

NOTE 19 — DISCONTINUED OPERATIONS

The following tables present the assets and liabilities and financial results of the components of the Company designated as discontinued operations as of and for the periods indicated:

Assets and Liabilities of Discontinued Operations

(Dollars in thousands)	December 31,

(Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)	2009	2008	2007
Cash and cash equivalents	$525	$525	$2,040,953
Investment securities, available for sale	—	—	1,502,906
Subordinated mortgage-backed securities	—	344	4,081
Derivative instruments	—	—	3,848
FHLB stock	2,146	2,146	26,263
Residential real estate loans held for sale, net	53,409	65,059	149,723
Commercial real estate loan participation interest, net	—	—	3,172,177
Commercial real estate investments	9,072	14,531	28,675
Accrued interest receivable	528	919	31,735
Real estate owned, net	7,037	2,329	33,228
Mortgage servicing rights, net	—	—	5,435
Servicing advances	—	53,066	370,417
Premises and equipment	1,410	7,766	15,992
Assets held in trust for deferred compensation plans	11,792	12,397	25,535
Other assets	2,213	5,791	7,453
Total assets of discontinued operations	$88,132	$164,873	$7,418,421

Deposits	$—	$—	$7,035,283
Repurchase reserve	37,200	53,013	100,359
Accounts payable and accrued expenses	2,967	4,160	23,077
Liabilities of deferred compensation plans	11,819	12,400	26,395
Liabilities subject to compromise	37,732	3,436	—
Accrued interest payable	—	—	12,542
Lease liabilities	—	1,377	12,790
Other	934	2,746	21,695
Total liabilities of discontinued operations	$90,652	$77,132	$7,232,141

F – 50

Statement of Operations of Discontinued Operations

(Dollars in thousands)	Year Ended December 31,
(Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)	2009	2008	2007
INTEREST INCOME:
Loans	$5,087	$80,909	$623,448
Investments	185	57,077	163,744
Other	478	1,851	—
Total interest income	5,750	139,837	787,192
INTEREST EXPENSE:
Deposits	—	138,625	465,861
FHLB advances	—	—	41,237
Warehouse lines of credit	—	—	7,342
Other	—	62	402
Total interest expense	—	138,687	514,842
Net interest income	5,750	1,150	272,350
Provision for loan losses	—	—	146
Net interest income	5,750	1,150	272,204
NON-INTEREST INCOME:
Gain (loss) on loans held for sale	30,900	(91,868)	(936,878)
Servicing income	42	46,524	10,438
Impairment on subordinated mortgage-backed securities	—	—	(38,796)
Gain on sale of businesses	—	152,325	47,593
Gain on derivative instruments	—	10,432	1,461
Loss on commercial real estate investments	(735)	(12,533)	(2,867)
Loss on real estate owned, net	(2,182)	(10,836)	(675)
Loss on sale of investments	—	(10,375)	—
Other	1,202	1,413	10,095
Total non-interest income	29,227	85,082	(909,629)
NON-INTEREST EXPENSE:
Compensation	10,261	48,709	183,508
Occupancy	2,842	8,663	24,818
Regulatory	—	16,055	30,141
Information technology	2,410	7,807	18,469
Professional fees	6,605	19,624	24,326
Insurance	8,880	13,707	6,369
Litigation	49,322	3,550	—
Restructuring charges (income)	4,812	(6,398)	50,859
Other	2,731	10,862	30,627
Total non-interest expense	87,863	122,579	369,117
Loss before reorganization items and income taxes	(52,886)	(36,347)	(1,006,542)
Reorganization items, net	1,215	896	—
Loss before income taxes	(54,101)	(37,243)	(1,006,542)
Income tax benefit	(48,391)	(45,287)	(105,101)
(Loss) income from discontinued operations	$(5,710)	$8,044	$(901,441)

Cash and Cash Equivalents

Cash and cash equivalents, within discontinued operations, is summarized in the following table:

	December 31,
(Dollars in thousands)	2009	2008	2007
Cash on hand	$—	$—	$281
Non-interest bearing deposits in other financial institutions	525	525	38,247
FHLB shareholder transaction account	—	—	50,000
Federal Reserve Account	—	—	341,997
U.S. government treasury bills and agency discount notes	—	—	1,610,428
Total cash and cash equivalents	$525	$525	$2,040,953

F – 51

With the sale of the substantial portion of FIL’s assets, including all of its branches and 100% of its deposits to CapitalSource Bank, the Company allocated all remaining cash balances after the transaction, consisting primarily of $269.8 million in income tax refunds and $161.7 million in gross premiums received from the sale of the aforementioned FIL assets and deposits, to its continuing operations.

Investment Securities, Available for Sale

Investment securities, available for sale were comprised of the following as of:

	December 31,
(Dollars in thousands)	2009	2008	2007
AAA-Rated Agency Callable Notes	$—	$—	$1,016,425
AAA-Rated Agency CMO Securities	—	—	485,995
AAA-Rated Agency MBS Securities	—	—	486
Investment securities, available for sale	$—	$—	$1,502,906

The following table summarizes the amortized cost and estimated fair value of investment securities classified as available for sale as of:

	December 31,
(Dollars in thousands)	2009	2008	2007
Amortized cost	$—	$—	$1,501,463
Gross unrealized holding gains	—	—	2,726
Gross unrealized holding losses	—	—	(1,283)
Estimated fair value	$—	$—	$1,502,906

During 2008, the Company sold its entire portfolio of investment securities available for sale, resulting in a loss of $10.4 million, included in loss on sale of investments securities in the statement of operations of discontinued operations.

Subordinated Mortgage-backed Securities

Residual Interests in Securitized Loans

Residual interests in loan securitizations retained by the Company were recorded as a result of the historical sale of residential real estate loans through securitization transactions and the subsequent issuance of net interest margin securities (“NIMs”) to monetize a portion of the residual interest from the original securitization transaction.

Residual interests represent the discounted expected future residual cash flows from the securitizations that inure to the Company’s benefit subject to prepayment, interest rate, delinquency, net credit losses and other factors. The following table summarizes the activity of the Company’s retained residual interests within discontinued operations for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Beginning balance at fair value	$252	$1,666	$85,468
Interest accretion	40	368	22,843
Cash received	(292)	(1,782)	(76,507)
Change in unrealized loss	—	—	(10,252)
Other-than-temporary impairment	—	—	(19,886)
Ending balance at fair value	$—	$252	$1,666

Loans sold through securitization transactions were done so on a non-recourse basis to off-balance sheet special-purpose entities (“SPEs”), except for standard representations and warranties customary within the mortgage banking industry. In a NIM transaction, the certificates representing the residual interest in certain excess cash flows from the original securitization transaction were transferred to a SPE, which issued interest-bearing securities. The net proceeds from the sale of these NIM securities, along with a residual interest certificate, represented the consideration received by the Company. The residual interest certificate retained from a NIM transaction is subordinate to the NIM securities issued until the NIM securities are paid in full.

F – 52

For the years ended December 31, 2009 and 2008, there was no other-than-temporary impairment recognized for residual interests in securitized loans. For the year ended December 31, 2007, the Company recognized other-than-temporary impairment of $19.9 million due primarily to increases in actual and projected losses for loans originated and securitized in 2005 and 2006.

Private Issue Mortgage-backed Securities
Activity in private issue mortgage-backed securities consisted of the following for the periods indicated:

	For the December 31,
(Dollars in thousands)	2009	2008	2007
Beginning balance at fair value	$92	$2,415	$21,282
Interest accretion	3	480	3,478
Cash received	(95)	(2,803)	(3,435)
Other-than-temporary impairment	—	—	(18,910)
Ending balance at fair value	$—	$92	$2,415

For the years ended December 31, 2009 and 2008, there was no other-than-temporary impairment recognized for private issue mortgage-backed securities. For the year ended December 31, 2007, the Company recognized other-than-temporary impairment of $18.9 million due primarily to increases in actual and projected losses for the related underlying collateral.

Residential Real Estate Loans Held for Sale

The Company’s residential real estate loans have loan maturities for up to forty years and are typically secured by first deeds of trust on single-family residences; to a much lesser degree, some second trust deed loans were also originated contemporaneously with the origination of a first mortgage. Many of the loans have principal amortization terms in excess of thirty years (such as forty and fifty years) or no principal amortization (interest-only loans). The Company’s residential real estate loans held for sale typically have a significant concentration (generally 80% or higher) of “hybrid” loans which have a fixed rate of interest for an initial period (generally two to three years) after origination, after which the interest rate is adjusted to a rate equal to the sum of six-month LIBOR and a margin as set forth in the mortgage note. The interest rate then adjusts at each six-month interval thereafter, subject to various initial, periodic and lifetime interest rate caps and floors. The loans were generally made to borrowers who do not satisfy all of the credit, documentation and other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac, and are commonly referred to as “subprime” or “non-prime.”

The following tables details the Company’s residential real estate loans held for sale included in discontinued operations as of:

	December 31,
(Dollars in thousands)	2009	2008	2007
Unpaid principal balance	$140,625	$177,249	$351,968
Net deferred direct origination costs	445	709	1,509
	141,070	177,958	353,477
Valuation allowance	(87,661)	(112,899)	(203,754)
Loans held for sale, net	$53,409	$65,059	$149,723
Loans held for sale on non-accrual status	$67,304	$72,617	$89,885

At December 31, 2009, 2008 and 2007, non-accrual loans as a percentage of outstanding unpaid principal balances were 48%, 41% and 26%, respectively.

F – 53

A valuation allowance is maintained based upon the Company’s estimate of inherent valuation deficiencies in the loans held for sale portfolio to adjust the loans to lower of cost or fair value. Provisions for the valuation allowance are charged against net gain (loss) on loans held for sale in the statements of operations of discontinued operations. Activity in the valuation allowance is summarized in the following table for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Beginning balance	$112,899	$203,754	$278,585
Provision	(8,582)	39,273	592,697
Dispositions and net charge-offs	(16,656)	(130,128)	(667,528)
Ending balance	$87,661	$112,899	$203,754

Sale of Commercial Real Estate Loans and Exit and Disposal Costs

Based on the Company’s decision to sell its commercial loan portfolio in the first quarter of 2007, the Company reclassified its commercial real estate loans from held for investment to held for sale. As more fully described in Note 2 – Significant Events, Including Chapter 11 Bankruptcy Proceedings, the Company completed the sale of its commercial real estate loan portfolio, with an unpaid principal balance of $6.3 billion, and majority of the non-loan assets used in the business to iStar in July 2007. The Company received cash of $1.9 billion and concurrently retained a $4.2 billion participation interest in the loans sold.

The Company recorded a $65.6 million gain, comprised of a $47.5 million gain on sale of non-loan related assets, included in gains on sale of businesses in the statement of operations of discontinued operations and $18.1 million in gains on the sale of commercial real estate loans, included in gain (loss) on loans held for sale, in the statement of operations of discontinued operations, during 2007 related to the sale of the commercial real estate loan portfolio and related assets to iStar as detailed in the tables below:

SALE OF COMMERCIAL REAL ESTATE LOANS AND RELATED NON-LOAN ASSETS:
Loans, net	$5,985,233
Accrued interest on loans	41,567
Non-loan assets	2,486
Total carrying value of commercial real estate loans and related non-loan assets sold	6,029,286
Purchase price	6,094,944
Gain on sale of commercial real estate loans and related non-loan assets	$65,658

Gain on sale of commercial real estate loans	$18,143
Gain on sale of related non-loan assets	47,515
Gain on sale of commercial real estate loans and related non-loan assets	$65,658

In connection with the iStar sale, approximately 131 employees in the commercial real estate loan origination operation transferred to iStar. In accordance with FASB ASC 420 — Exit or Disposal Cost Obligations, the Company incurred $2.8 million in other charges related to the sale of the commercial real estate loan origination operation and related loan portfolio, which is included in other non-interest expense in the statements of operations of discontinued operations.

Commercial Real Estate Participation Interest

The following table summarizes the principal activity in the Company’s commercial real estate participation interest for the years indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Beginning balance	$—	$3,172,177	$—
Participations purchased	—	—	4,201,208
Principal collections	—	(1,288,434)	(1,029,031)
Lower of cost or market adjustments	—	(56,512)	—
Sale	—	(1,827,231)	—
Ending balance	$—	$—	$3,172,177

F – 54

During the year ended December 31, 2008, the Company reclassified its commercial real estate participation interest to held for sale from held for investment based on its decision to sell the asset in response to the previously described regulatory orders. At the time of transfer to held for sale designation, the Company recognized a lower of cost or market valuation allowance in the amount of $80.4 million based on the difference between its estimated fair value and carrying value at that time. Subsequent to the transfer to held for sale, the Company reversed $23.9 million of the $80.4 million in the lower of cost or market valuation allowance resulting from reductions in its unpaid principal balance. The resulting net lower of cost or market adjustment of $56.5 million is included in gain (loss) on loans held for sale in the statement of operations of discontinued operations.

As more fully described in Note 2 – Significant Events, Including Chapter 11 Bankruptcy Proceedings, in July 2008, the Company sold its remaining commercial real estate participation interest for $1.8 billion as part of the sale of substantially all of FIL’s assets and deposits to CapitalSource Bank.

During the years ended December 31, 2008 and 2007, the Company recognized $68.6 million and $125.9 million, respectively, in interest income from the commercial real estate participation interest.

In October 2007, the Company entered into an interest rate floor agreement to mitigate interest rate risk associated with the floating rate (1.50% over one-month LIBOR) commercial real estate participation interest. Based on the terms of the agreement, the Company received cash based on the notional amount and the difference, if any, between one-month LIBOR and the strike rate of 4%. The Company paid $2.5 million at execution of the agreement, and treated this freestanding derivative instrument as a trading asset, with changes reflected in non-interest income within discontinued operations. At December 31, 2007, the interest rate floor had a fair value of $3.8 million. In the first quarter of 2008, the Company terminated the interest rate floor, receiving $14.3 million in proceeds. In connection with the termination, the Company recognized a gain of $10.4 million.

Commercial Real Estate Investments
Commercial real estate investments consisted of the following as of:

	December 31,
(Dollars in thousands)	2009	2008	2007
Held for Investment
Loans, net	$—	$—	$15,088
Investment in partnerships	—	—	13,587
Total commercial real estate investments, held for investment	$—	$—	$28,675

Held for Sale
Loans	$1,018	$8,859	$—
Valuation reserve	—	(1,780)	—
Commercial real estate loans, held for sale	1,018	7,079	—
Investment in partnerships	8,054	7,452
Total commercial real estate investments, held for sale	9,072	14,531	—
Total commercial real estate investments	$9,072	$14,531	$28,675

During the first quarter of 2008, the Company transferred all of its commercial real estate loans and investments from held for investment to held for sale. At the time of transfer, the Company recognized impairment write-downs of $2.9 million to recognize the transfer at the lower of cost or market.

Total impairment charges for commercial real estate investments totaled zero, $10.2 million and $3.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in loss on commercial real estate investments in the statement of operations of discontinued operations. Additionally, losses on unfunded commitments totaled, zero, $2.1 million and zero for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in loss on commercial real estate investments in the statement of operations of discontinued operations.

F – 55

Real Estate Owned

REO consists of property acquired through or in lieu of foreclosure on loans secured by real estate. REO is reported in the financial statements at the lower of cost or estimated net realizable value. REO consisted of the following as of:

	December 31,
(Dollars in thousands)	2009	2008	2007
Real estate owned before valuation allowance	$8,454	$4,234	$38,591
Valuation allowance	(1,417)	(1,905)	(5,363)
Real estate owned, net	$7,037	$2,329	$33,228

The following table summarizes the activity in REO for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Real estate owned before valuation allowance:
Beginning balance	$4,234	$38,591	$13,560
Additions	10,509	7,785	114,633
Disposals	(6,289)	(42,142)	(89,602)
Ending balance	8,454	4,234	38,591
Valuation allowance:
Beginning balance	1,905	5,363	470
Provision for losses	1,857	11,933	6,827
Disposals	(2,345)	(15,391)	(1,934)
Ending balance	1,417	1,905	5,363
Real estate owned, net	$7,037	$2,329	$33,228

Losses on REO were $2.2 million, $10.8 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Mortgage Servicing Rights

Historically, at the time of securitization or sale of loans on a whole loan basis with servicing rights retained, the Company analyzed whether the benefits of servicing were greater than or less than adequate compensation and, as a result, recorded where appropriate, a mortgage servicing rights asset or liability (“MSR”), respectively. The following table summarizes the activity in the Company’s mortgage servicing rights asset as of the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Beginning balance	$—	$5,435	$101,172
Fair value election	—	2,152	—
Additions (sales)	—	(7,587)	9,200
Amortization	—	—	(46,108)
Impairment	—	—	(58,829)
Ending balance	$—	$—	$5,435
Estimated fair value	$—	$—	$7,587

As of December 31, 2007, the Company was servicing loans totaling $14.6 billion. During the year ended December 31, 2007, the Company recorded impairment writedowns on mortgage servicing rights of $58.8 million.

During 2008, the Company sold its remaining mortgage servicing rights for approximately $7.6 million. No gain or loss was recorded at the time of sales as the mortgage servicing rights were recorded at fair value.

F – 56

Premises and Equipment, Net

Premises and equipment, within discontinued operations, consists of the following:

	December 31,
(Dollars in thousands)	2009	2008	2007
Information systems	$14,997	$35,895	$42,699
Leasehold improvements	22	9,230	18,577
Furniture and equipment	2,252	10,595	14,744
Buildings	—	—	593
Land	—	—	25
Other	22	14	104
Premises and equipment, gross	17,293	55,734	76,742
Accumulated depreciation and amortization	(15,883)	(47,968)	(60,750)
Premises and equipment, net	$1,410	$7,766	$15,992

During the years ended December 31, 2009, 2008 and 2007, the Company record impairment charges (recoveries) of $4.4 million, ($0.9) million and $40.1 million, respectively.

Depreciation and amortization expense totaled $1.8 million, $4.5 million and $9.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Deposits

Deposit consisted of the following at the periods indicated:

	December 31,
(Dollars in thousands)	2009	2008	2007
Transaction accounts:
Savings	$—	$—	$375,606
Money market	—	—	357,733
Certificates of deposit	—	—	6,301,944
Total	$—	$—	$7,035,283

On July 25, 2008, Fremont completed the CapitalSource Transaction, which included the sale of a substantial portion of FIL’s assets, including all of its branches and the assumption of 100% of its deposits to CapitalSource Bank. CapitalSource Bank acquired FIL’s entire retail network of 22 branch offices, including the assumption of leases; FIL’s participation interest in commercial real estate loans related to the iStar Transaction; real and personal property; cash; and certain other assets of FIL, plus CapitalSource Bank assumed 100% of FIL’s deposits, which totaled approximately $5.2 billion

Interest expense on deposits totaled zero, $138.6 million, $465.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Repurchase Reserves

In the ordinary course of business, as the Company’s loans held for sale were sold and the Company made customary standard industry representations and warranties about the loans sold. Accordingly, the Company may be obligated to subsequently repurchase certain loans due to material defects that occurred in the origination of the loans. In addition, the Company was historically obligated to repurchase loans from previous whole loan sales transactions that experienced early payment defaults. The Company may resolve claims on loans that may be subject to repurchase by settling with the loan purchaser at a reduced price as opposed to repurchasing the loan. The Company established a repurchase reserve based on estimated losses expected to be incurred due to outstanding loan repurchase claims as well as potential future loan repurchases claims of loans previously sold in whole loan sale transactions and securitizations. The estimated losses due to repurchases are ultimately realized as loan valuation adjustments (if the repurchased loans are held for sale) or as a loss on sale (when the loan is, typically, sold at a discount to par). If a loan is resolved through negotiated settlement, the settlement value is reflected as a charge off in the repurchase reserve. Provisions for the repurchase reserve are charged against net gain (loss) on loans held for sale in the statements of operations of discontinued operations.

F – 57

The following table summarizes the activity in the repurchase reserve for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Early payment default repurchase reserve:
Beginning balance	$—	$—	$81,923
Provision	—	—	221,709
Charge-offs	—	—	(303,632)
Ending balance	—	—	—

Representation and warranty repurchase reserve:
Beginning balance	53,013	100,359	59,000
Provision (reduction) for repurchases	(22,467)	—	44,708
Charge-offs	(1,525)	(49,781)	(3,349)
Recoveries	8,179	2,435	—
Ending balance	37,200	53,013	100,359
Total repurchase reserve	$37,200	$53,013	$100,359

As of December 31, 2007, the Company no longer had exposure to losses related to potential early payment default repurchases. Accordingly, the repurchase reserve at December 31, 2009, 2008 and 2007 represents the Company’s estimate of losses associated with potential loan repurchases due to material breaches of representations and warranties.

Liabilities Subject to Compromise

Liabilities subject to compromise consisted primarily of $37.4 million and $3.2 million in litigation reserves associated with negotiating the settlement of cases involving the Company’s former insurance and lending operations.

Income Taxes

Income tax benefit totaled $48.4 million, $45.3 million and $105.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The income tax benefit of $48.4 million for 2009 primarily consists of a $24.8 million federal tax refund and approximately $23.8 million in reversals of tax accruals related to the resolution of certain tax matters previously accrued. The income tax benefit of $45.3 million for 2008 primarily relates to $49.3 million in reversals of tax accruals related to the resolution of certain tax matters previously accrued. The income tax benefit of $105.1 million for 2007 primarily relates to $105.9 associated with an income tax refund for the carryback of net operating losses to prior years.

NOTE 20 — SUBSEQUENT EVENTS

EMERGENCE FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS

On May 25, 2010, the Bankruptcy Court entered the Confirmation Order confirming the Plan, as amended on June 9, 2010, which was binding on all stockholders and creditors of Fremont on the Effective Date. The Confirmation Order provided for a number of material transactions and events as summarized below and more fully described in Note 2 – Significant Events, Including Chapter 11 Bankruptcy Proceedings.

Corporate Reorganization
On the Effective Date, Fremont completed the aforementioned two-step merger transaction in which FGCC merged with and into the Company and then FRC merged with and into Fremont, with the Company as the surviving corporation in both mergers. Following the consummation of the FGCC Merger and the FRC Merger on the Effective Date, the assets of FGCC and FRC became the assets of Signature and any existing liabilities of FGCC and FRC, any guarantees by FGCC or FRC of any obligation of Fremont and any joint and several liabilities of FGCC and FRC became obligations of Signature. All of the stock of FGCC and FRC was canceled and all intercompany claims and obligations of Fremont, FGCC and FRC were eliminated.

F – 58

Distributions
Pursuant to the Plan, on the Effective Date, Signature paid claims aggregating approximately $280.8 million to satisfy Allowed Claims, as defined in the Plan, and which are identified in the table below:

(Dollars in thousands)	Distribution Amount
Class 1 (Allowed secured claims)	$8
Class 2 (Priority non-tax)	—
Class 3A (Non-note general unsecured creditors)	49,059
Class 3B (Senior Notes)	186,782
Class 3C (TOPrS)	45,000
Total	$280,849

In addition to the Allowed Claims identified above, the Company paid an additional $2.7 million on the Effective Date in professional fees to five firms involved in Fremont’s Bankruptcy Case. The five professional firms had filed aggregate claims of approximately $4.9 million with the Bankruptcy Court. Signature is engaged in discussions with these professional firms regarding the additional amounts claimed.

Signature Common Stock Investment, Warrants Issuance and Registration Rights
Pursuant to the Plan, the Signature Investors purchased an aggregate of 12.5 million shares of Signature’s common stock for an aggregate $10.0 million in cash pursuant to the terms of subscription agreements between the Company and each of the Signature Investors. Additionally pursuant to the Plan, Signature issued the Warrants to the Warrant Investors for an aggregate cash purchase price of $0.3 million. The Warrants are exercisable for an aggregate of 15 million shares of common stock, have a term of 10 years and an exercise price of $1.03 per share. The Warrants vested 20% on the Effective Date, and 20% in annual installments until the Warrants are fully vested on the fourth anniversary of the Effective Date. The $0.3 million purchase price for the Warrants is payable as the Warrants vest. Accordingly, the Warrant Investors paid an aggregate amount of $60,000 on the Effective Date and will pay $60,000 in the aggregate on each subsequent vesting installment.

The Warrants include a ratchet anti-dilution protection provision which provides for a reduction in the exercise price of the Warrants if any common stock (or equivalents) of the Company are issued at a price per share less than the Exercise Price during the term of the Warrants. ASC 815 Derivatives and Hedging provides a scope exception for contracts such as warrants (that otherwise meet the definition of a derivative) issued by an entity that are both (i) indexed to its own stock and (ii) classified in shareholders’ equity. When this exception is satisfied, the financial instrument need not be recognized at fair value or (as applicable) the embedded feature need not be bifurcated from the host contract and separately accounted for at fair value. Rather, the warrants are accounted for by the issuer as equity. ASC 815-40 defines “indexed to an entities own stock” and addresses the determination of whether an embedded feature or a freestanding financial instrument that has all the characteristics of a derivative. An instrument would be considered indexed to an entity’s own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount or a fixed amount of a debt instrument issued by the entity. In this case, the settlement amount would not equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed exercise price. The exercise price would be adjusted if the Company (a) sells shares of its common stock for an amount less than $1.03 per share or (b) issues an equity-linked financial instrument with a strike price below $1.03 per share. Consequently, the settlement amount of the warrants can be affected by future equity offerings undertaken by the Company at the then-current market price of the related shares or the contractual terms of other equity-linked financial instruments issued in a subsequent period. Accordingly, equity treatment is not allowed and the warrants are required to be classified as a derivative liability and re-measured at fair value at each reporting period. The Company valued these warrants at June 11, 2010 at $5.1 million using a lattice option pricing model.

In connection with the closing of the issuance and sale of Signature’s common stock and Warrants, Signature, the Signature Investors and the Warrant Investors entered into the Registration Rights Agreement, pursuant to which the Company is required to use commercially reasonable efforts to register the resale of the shares of common stock issued to the Signature Investors and issuable to the Warrant Investors upon the exercise of Warrants in accordance with the requirements of the Securities Act.

F – 59

Amended and Restated Articles and Amended and Restated Bylaws
Pursuant to the Plan, Signature adopted its Amended and Restated Articles of Incorporation, which, among other things, changed the corporation name to Signature Group Holdings, Inc., and its Amended and Restated Bylaws, which were effective as of the Effective Date. The Amended and Restated Articles of Incorporation also changed the par value of each share of the Signature’s common stock from $1.00 per share to $0.01 per share. Additionally, the number of authorized shares of Signature’s common stock and preferred stock was increased to 190,000,000 and 10,000,000, respectively. In order to preserve certain tax benefits of Signature, the Amended and Restated Bylaws impose the Tax Benefit Preservation Provision, which established a trading restriction on any holders of five percent or more of the Company’s common stock in order to reduce the risk that any change in ownership of the Company that might limit the Company’s ability to utilize the NOLs under Section 382 of the Tax Code. The transfer restrictions apply until the earlier of (i) the repeal of Section 382 of the Tax Code, or any successor statute if Signature’s Board determines that the Tax Benefit Provision is no longer necessary to preserve the tax benefits to Signature; (ii) the beginning of a taxable year of Signature in which the Board determines that no tax benefits may be carried forward; or (iii) such other date as the Signature Board shall fix in accordance with the Amended and Restated Bylaws.

Management Agreement
Pursuant to the Plan, Signature entered into the Interim Management Agreement dated June 11, 2010 with SCA, certain principals of whom subsequently became affiliated with Signature as members of its executive management team. Pursuant to the Interim Management Agreement, SCA acts as the investment adviser to Signature and manages the assets of Signature, including its legacy assets and operations, subject to the supervision of Signature’s Board of Directors. SCA will also arrange for any acquisition of any equity or debt financing by Signature, subject to the approval of the Board.

The Interim Management Agreement was to remain in effect until the earlier of the date Signature and SCA enter into a long-term management agreement or December 31, 2010. However, pursuant to the Interim Management Agreement, since Signature and SCA did not execute a long-term management agreement by December 31, 2010, the term automatically extends for successive one-year terms subject to it being approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of Signature.

Under the Interim Management Agreement, SCA receives as compensation for its services $525,000 per calendar quarter or such other amount based on the determination of the Board and the consent of SCA (the “Management Fee”) paid in advance of each quarter, which is intended to cover the commercially reasonable operating expenses to be incurred by SCA in its management of Signature. SCA will refund the portion of the Management Fee that exceeds its actual expenses or apply such excess to the subsequent period, if applicable. Signature will bear all other costs and expenses of its operations and transactions. For the period June 12, 2010 through June 30, 2010, Signature paid SCA a pro-rated portion of the quarterly Management Fee. In total, for the fiscal year ended December 31, 2010, Signature paid SCA $1.3 million under the Interim Management Agreement, of which $0.2 million was in excess of the expenses incurred by SCA and therefore will be credited against Management Fees in 2011.

Fremont Senior Management and Board of Directors
In connection with Fremont’s emergence from bankruptcy proceedings, the senior executive officers of Fremont, including its Interim President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Executive Vice President and General Counsel gave notice of their respective resignations on June 4, 2010. The resignations of Fremont’s Interim President and Chief Executive Officer and Executive Vice President and Chief Financial Officer became effective July 5, 2010. Subsequent to the effective date of his resignation, Fremont’s Interim President and Chief Executive Officer continued to provide management services to Signature and was paid a monthly fee of $50,000 from July through September 2010. Fremont’s Executive Vice President and General Counsel delayed effectiveness of his resignation until October 2010 and assumed the roles of interim acting Chief Operating Officer and interim acting Chief Legal Officer of Signature during this interim period. On December 27, 2010, the Company entered into the Separation Agreement. Under the Separation Agreement, in return for, among other things, mutual releases between the parties, Fremont’s Executive Vice President and General Counsel received $124,000 for consulting services for the period October 2, 2010 through December 31, 2010, reimbursement of legal expenses incurred, and severance payments totaling $500,000, which shall be paid in four equal quarterly installments in 2011. The Separation Agreement also provides for terms upon which Fremont’s Executive Vice President and General Counsel may in the future be called upon to provide Signature with consulting services in a capacity as an independent contractor.

F – 60

With respect to Fremont’s Interim President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, their resignation notices included identification of potential claims for certain compensation and related benefits pursuant to their respective employment agreements with Fremont and FRC. Signature does not agree with the position taken by the aforementioned executive officers and intends to dispute any such claims, if ultimately made against the Company.

In accordance with the Plan and the Confirmation Order, the members of Fremont’s Board of Directors each tendered their resignation from the Boards of Fremont, FGCC and/or FRC, and/or their respective subsidiaries, with such resignations effective at 12:01 a.m. on the Effective Date.

New Management Team and Board of Directors
Signature emerged from bankruptcy proceedings with a new Board of Directors and, in conjunction with the resignations of Fremont’s Senior Management, a new management team. Pursuant to the Plan and on the Effective Date, Signature increased the size of its Board of Directors to nine (9) members.

Senior Notes Settlement
On the Effective Date the holders of the Senior Notes were paid $186.8 million, which amount equaled 100% of the outstanding principal balance of the Senior Notes plus accrued and unpaid interest as of the Petition Date using the contractual, 7.875% interest rate, plus accrued and unpaid interest from Petition Date through Effective Date using the FJR of 2.51% plus an additional $1.5 million (the “Senior Note Settlement”). In accordance with the settlement payment, the Senior Notes were cancelled.

On the Effective Date and subject to the requirements of the Plan, the Senior Notes and the Senior Note Indenture were deemed automatically cancelled and discharged.

TOPrS Settlement
On the Effective Date, the TOPrS issued by the TOPrS Trust pursuant to the Amended and Restated Declaration of Trust, were extinguished, and TOPrS holders as of the Effective Date became entitled to receive a pro rata share of each of the following amounts as settlement of their claims:

●	$45.0 million in cash (the “Cash Consideration”), subject to charging liens of the Indenture Trustee described below;
●
$39.0 million in new notes maturing December 31, 2016, bearing 9.0% annual interest, payable quarterly commencing September 30, 2010 (the “New Notes”) and continuing until the principal thereof is paid or made available for payment; and

●	21 million shares of Signature common stock

On June 11, 2010, Signature paid the Cash Consideration to the Trustee, in its capacity as indenture trustee to the TOPrS. The Trustee distributed $43.0 million to the TOPrS holders and retained $2.0 million as a charging lien pending the resolution of its fees in the bankruptcy case.

On June 25, 2010, Signature issued the 21 million shares of common stock to the TOPrS holders, with each holder of TOPrS receiving its pro rata portion of the aggregate shares issued. On July 16, 2010, the Company issued the New Notes. The indenture pursuant to which the New Notes were issued was qualified under the Trust Indenture Act of 1939 under cover of Form T-3 filed with the Commission on June 24, 2010, and became effective on July 15, 2010.

In connection with the TOPrS Settlement, the Junior Subordinated Debentures, the TOPrS Indenture and the Amended and Restated Declaration of Trust and the TOPrS were deemed extinguished, cancelled and of no further force or effect, and all obligations of the indenture trustee for the Junior Subordinated Debentures and Signature under any agreements, indentures, or certificates of designation governing the Junior Subordinated Debentures and TOPrS were discharged as of the Effective Date, except that the Junior Subordinated Debentures, TOPrS and the TOPrS Indenture continue in effect until such time that the Trustee for the Junior Subordinated Debentures completes all distributions pursuant to the Plan, including the remaining sums due that are currently subject to the charging lien noted above.

F – 61

Unpaid Claims
On the Effective Date, Signature did not pay approximately $17.2 million in claims filed with the Bankruptcy Court (the “Unpaid Claims”). Signature has subsequently resolved $2.9 million in claims related to voluntary withdrawal and paid $3.0 million to various claimholders during the third quarter of 2010 relating to the Unpaid Claims and is actively seeking the voluntary withdrawal of or has plans to object to all other Unpaid Claims in the Bankruptcy Court. Subsequent to the Effective Date, and after the claims bar date, Signature received an additional $2.7 million in claims. Signature does not believe it has any liability associated with these claims.

EVENTS SUBSEQUENT TO EMERGENCE FROM BANKRUPTCY

Termination of SERP Plans and Receipt of Proceeds
On July 14, 2010, Signature made a demand on Merrill Lynch to terminate the SERP Plans held by Merrill Lynch and remit the property held thereby to Signature. The Demand was made in conjunction with acknowledgement letters received by Signature from all remaining beneficiaries in the SERP Plans waiving any right to or claims against the SERP Plans as a result of the treatment and distributions such beneficiaries received in accordance with the distributions made on or about the Effective Date.

On July 22, 2010, Signature received funds from Merrill Lynch in the total amount of $11.7 million, which reflected the net proceeds remaining in the SERP Plans after liquidation (the “Net Proceeds”). All equity interests in Signature held by the SERP Plans were not liquidated but were instead held and placed into a separate account in the name of Signature (such equity interests, the “Remaining Shares”). Both the Net Proceeds and Remaining Shares are assets of Signature. In December 2010, the Remaining Shares were cancelled and retired by Signature.

Receipt of Tax Refund and Withdrawal of IRS Proof of Claim
On October 6, 2010, Signature received $24.4 million, net of other potential tax liabilities of $0.4 million, from an IRS tax refund related to the carryback of 2008 NOLs to the taxable year periods 2003, 2004 and 2005. One of the pre-requisites to receiving such refund was completion by the IRS of its examinations of Fremont’s consolidated tax returns for the years ended 2006 and 2007, which have been finalized. Shortly after payment of the tax refund, the IRS withdrew its amended proof of claim filed in the Bankruptcy Court noting the claim had been satisfied. Subsequently, in February 2011, the IRS notified the Company that the $24.8 million refund was subject to review by the Congressional Joint Committee on Taxation and a request was made on the Company for certain information regarding the refund.

Substantial Contribution Claims
Pursuant to the Plan, Signature was obligated to pay all Allowed Claims, which included payments of expenses of plan proponents and other parties in interest who the Bankruptcy Court deemed had made substantial contributions in Signature’s progress toward reorganization (“Substantial Contribution Payments”). The determination by the Bankruptcy Court relating to such Substantial Contribution Payments was not made until after the Effective Date, so these amounts are separate and apart from the Unpaid Claims. In the third and fourth quarters of 2010, Signature paid a total of $4.2 million in Substantial Contribution Payments, which represents the full amount of the substantiated contribution claims.

Settlement with Professionals involved in the Fremont Bankruptcy Case
After the Effective Date, Signature engaged in settlement discussions with seven professional firms involved in the Fremont Bankruptcy Case. Five of these professional firms had been paid, in the aggregate, $2.7 million on the Effective Date and were seeking, in the aggregate, an additional $2.2 million. Settlements were reached with three of these firms resulting in Signature paying an additional $0.9 million in 2010, subsequent to the Effective Date. A fourth settlement was reached without payment. The outstanding disputed claims from the three firms that have not settled with Signature aggregate to $1.4 million.

Independent Director Compensation Program
In October 2010, Signature’s Board of Directors approved an independent (non-management) director compensation program, effective June 11, 2010, as follows:

F – 62

Each independent (non-management) member of the Board shall receive annual compensation of $100,000, comprised of $25,000 in cash, payable in advance in quarterly installments, and $75,000 in restricted shares of Signature’s common stock, issued annually in advance on the first business day of each calendar year. In each case, the per-share value of the restricted stock shall be determined on the basis of the closing price on the date of grant. The restricted stock shall vest at the end of each year of grant. In December 2010, the Board revised the terms of the restricted stock to include a provision whereby such grants are subject to immediate vesting in the event of a change in control, death or disability of a director or in the event a member is not re-elected to the Board or is not nominated for election to the Board by the Company after indicating a willingness to serve.

The initial grant for an aggregate of 316,267 share of restricted stock occurred on October 27, 2010 and covered the period June 11, 2010 through December 31, 2010. Each independent director received 45,181 shares of restricted stock having a value of $37,500. The restricted stock relating to this period vested on January 1, 2011.

On January 3, 2011, each of the seven independent members of the Board of Directors was issued 102,739 restricted shares of common stock. These restricted shares shall vest on December 31, 2011, subject to immediate vesting in the event of a change in control. On grant date, the total number of restricted shares of common stock issued was 719,173, which had an aggregate fair value of $0.5 million.

2010 Consolidated Financial Condition and Results of Operations
The following tables present the unaudited condensed consolidated balance sheet and statement of operations of the Company as of and for the year ended December 31, 2010:

(Dollars and shares in thousands, except per share amounts)	(Unaudited) December 31, 2010
Cash and cash equivalents	$70,657
Investment securities, available for sale	2,184
Loans held for investment, net	1,967
Premises and equipment, net	2,348
Income taxes receivable	797
Other assets	564
Assets of discontinued operations	57,027
TOTAL ASSETS	$135,544

Junior subordinated debt	$39,000
Warrant liability	5,700
Other liabilities	2,032
Liabilities of discontinued operations	15,090
TOTAL LIABILITIES	61,822
TOTAL SHAREHOLDERS’ EQUITY	73,722
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$135,544

F – 63

(Dollars in thousands) (Debtor-In-Possession for the Period June 18, 2008 Through June 11, 2010)	(Unaudited) Year Ended December 31, 2010
Interest income	$353
Interest expense	4,057
Net interest expense	(3,704)
Provision for loan losses	38
Non-interest income:
Change in warrant liability	(595)
Other	86
Non-interest income	(509)
Non-interest expense:
Professional fees	3,134
Management fee	1,063
Compensation	2,009
Insurance	1,894
Other	1,214
Non-interest expense	9,314
Loss before reorganization items and income taxes	(13,565)
Reorganization items, net	11,868
Loss before income taxes	(25,433)
Income taxes	—
Loss from continuing operations	(25,433)
Loss from discontinued operations, net of income taxes	(14,052)
Net loss	$(39,485)

F – 64

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE GROUP HOLDINGS, INC.
Dated:	May 17, 2011

		By:	/s/ Craig Noell
Craig Noell
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Gidumal	Director	May 17, 2011
Steven Gidumal

/s/ Kenneth Grossman	Director	May 17, 2011
Kenneth Grossman

/s/ John Koral	Director	May 17, 2011
John Koral

/s/ Patrick E. Lamb	Director	May 17, 2011
Patrick E. Lamb

/s/ Deborah Hicks Midanek	Director	May 17, 2011
Deborah Hicks Midanek

/s/ John Nickoll	Chairman of the Board, Director	May 17, 2011
John Nickoll

President and Chief Executive Officer,
/s/ Craig Noell	Director (Principal Executive Officer)	May 17, 2011
Craig Noell

/s/ Robert Peiser	Vice-Chairman of the Board, Director	May 17, 2011
Robert Peiser

/s/ Robert Schwab	Director	May 17, 2011
Robert Schwab

Executive Vice President, Interim Chief Financial Officer and Assistant Secretary
/s/ Kyle Ross	(Principal Accounting and Financial Officer)	May 17, 2011
Kyle Ross