Form 10-Q
period 2010-03-31
SIGNATURE GROUP HOLDINGS INC
filed 2011-07-05
CIK 38984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934
For the Quarterly Period Ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.☐ Yes  ☑ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer

☐ Non-Accelerated Filer (Do not check if a smaller reporting company)	☑ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes  ☑ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐ Yes  ☑ No

The number of shares outstanding of the registrant’s common stock as of June 27, 2011 was 112,639,905 shares.

SIGNATURE GROUP HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2010

EXPLANATORY NOTE

Signature Group Holdings, Inc. (“Signature,” formerly Fremont General Corporation (“Fremont”), or “Company”, “we,” “us” or “our”) is filing this Quarterly Report on Form 10-Q for the three months ended March 31, 2010 (the “Form 10-Q”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This Form 10-Q is being filed contemporaneously with the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2010, and September 30, 2010, and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which have not been previously filed.

On June 18, 2008 (the “Petition Date”), Fremont  filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the “Bankruptcy Court”).  Prior to filing for bankruptcy protection, Fremont was not current in its annual and quarterly periodic reporting requirements under Section 13 of the Exchange Act and did not file its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 nor its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.  While under the jurisdiction of the Bankruptcy Court, Fremont did not file subsequent Annual Reports on Form 10-K for the fiscal years ended December 31, 2008 and 2009, nor its Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, September 30, 2009 and March 31, 2010 (collectively, the “Prior Delinquent Filings”).

Fremont emerged from bankruptcy on June 11, 2010 and our new management team and Board of Directors immediately set upon a corporate initiative to return the Company to compliance with its Exchange Act reporting obligations.  With a focus on preparing the Prior Delinquent Filings, the Company was not able to file with the Securities and Exchange Commission (“SEC”) its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as well as its Quarterly Reports for the quarterly periods ended June 30, 2010; September 30, 2010; and March 31, 2011.

On May 17, 2011, Signature filed a Comprehensive Annual Report on Form 10-K (the “Comprehensive Form 10-K”) that included, in one comprehensive filing, business and financial information for the fiscal years ended December 31, 2009, 2008 and 2007; selected, unaudited quarterly financial information of the Company for the fiscal years 2009 and 2008, which had not been previously filed with the SEC; as well as certain disclosures of subsequent events pertaining to material events occurring up until the date of filing of the Comprehensive Form 10-K.

For a more complete understanding of the matters involving the Company, this Form 10-Q should be read together with the Comprehensive Form 10-K as well as the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2010, and September 30, 2010, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 that were filed simultaneously with this Form 10-Q.

-ii-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Signature Group Holdings, Inc.
Formerly Fremont General Corporation (Debtor-In-Possession for the period June 18, 2008 through June 11, 2010)
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars and shares in thousands, except per share amounts)	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$352,178	$355,698
Loans held for investment, net	2,074	2,132
Premises and equipment, net	2,589	2,623
Income taxes receivable	24,631	25,160
Other assets	3,269	3,435
Assets of discontinued operations	83,848	88,132
TOTAL ASSETS	$468,589	$477,180

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Liabilities subject to compromise	$294,512	$293,366
Other liabilities	2,996	2,015
Liabilities of discontinued operations	90,290	90,652
TOTAL LIABILITIES	387,798	386,033

Commitments and contingencies (Note 12)

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 2,000 shares authorized; none issued or outstanding	-	-

Common stock, $1.00 par value; 150,000 shares authorized; 78,380 shares issued and outstanding at March 31, 2010 and December 31, 2009	78,380	78,380
Additional paid-in capital	345,459	345,443
Accumulated deficit	(342,412)	(332,056)
Deferred compensation	(636)	(620)
TOTAL SHAREHOLDERS' EQUITY	80,791	91,147
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$468,589	$477,180

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Formerly Fremont General Corporation (Debtor-In-Possession for the period June 18, 2008 through June 11, 2010)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2010	2009

Interest income	$95	$375
Interest expense	1,166	1,137
Net interest expense	(1,071)	(762)
Provision for loan losses	38	-
Net interest expense after provision for loan losses	(1,109)	(762)

NON-INTEREST INCOME:
Other	86	-
Total non-interest income	86	-

NON-INTEREST EXPENSE:
Professional fees	12	788
Compensation	511	312
Insurance	848	602
Other	307	74
Total non-interest expense	1,678	1,776

Loss from continuing operations before reorganization items and income taxes	(2,701)	(2,538)
Reorganization items, net	2,920	2,227
Loss from continuing operations before income taxes	(5,621)	(4,765)

Income tax expense	-	-
Loss from continuing operations	(5,621)	(4,765)
Loss from discontinued operations, net of income taxes	(4,735)	(24,071)
Net loss	$(10,356)	$(28,836)

LOSS PER SHARE:
Basic and dilued:
Loss from continuing operations	$(0.07)	$(0.06)
Loss from discontinued operations, net of income taxes	(0.06)	(0.31)
Net Loss	$(0.13)	$(0.37)

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Formerly Fremont General Corporation (Debtor-In-Possession for the period June 18, 2008 through June 11, 2010)
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock
(Dollars and shares in thousands)	Number of Outstanding Shares	Amount	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Retained Deficit	Deferred Compensation	Total
Balance, December 31, 2009	-	$-	78,380	$78,380	$345,443	$(332,056)	$(620)	$91,147
Net loss	-	-	-	-	-	(10,356)	-	(10,356)
GSOP fair value adjustment	-	-	-	-	16	-	(16)	-
Balance, March 31, 2010	-	$-	78,380	$78,380	$345,459	$(342,412)	$(636)	$80,791

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Formerly Fremont General Corporation (Debtor-In-Possession for the period June 18, 2008 through June 11, 2010)
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(10,356)	$(28,836)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	4,735	24,071
Depreciation and amortization	34	59
Provision for loan losses	38	-
Changes in operating assets and liabilities:
Other assets	166	122
Other liabilities	1,008	(6,195)
Accrued interest payable	1,119	1,091
Income taxes receivable	529	4,177
Net cash used in operating activities of discontinued operations	(3,511)	(2,358)
Net cash used in operating activities	(6,238)	(7,869)

Cash flows from investing activities:
Principal changes on loans held for investment	20	20
Net cash provided by investing activities of discontinued operations	2,666	2,672
Net cash provided by investing activities	2,686	2,692

Cash flows from financing activities	-	-

Decrease in cash and cash equivalents	(3,552)	(5,177)
Cash and cash equivalents, beginning of period	356,223	334,684
Cash and cash equivalents, end of period	$352,671	$329,507

Cash and cash equivalents, end of period - continuing operations	352,178	355,698
Cash and cash equivalents, end of period - discontinued operations	493	525
Cash and cash equivalents, end of period	$352,671	$356,223
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$18	$169
Cash paid for interest	-	-
Transfers of loans to real estate owned	3,749	1,286

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Debtor-In-Possession (for the period June 18, 2008 through June 11, 2010)
Notes to Unaudited Consolidated Financial Statements

NOTE 1 — BUSINESS AND OPERATIONS

Signature Group Holdings, Inc., (“Signature” or the “Company”), formerly known as “Fremont General Corporation” (“Fremont”), is an externally managed financial services company that operates in two primary business lines: (i) Special Situation Lending and (ii) Strategic Acquisitions.  Additionally, Signature maintains and is managing certain assets related to Fremont’s former businesses, which include a portfolio of subprime residential real estate mortgages, residential real estate, commercial real estate investments and litigation claims under fidelity insurance bonds Fremont held (“Legacy Assets”).  The Legacy Assets are being managed to maximize cash recoveries and value for Signature’s shareholders and will be redeployed into its long term business strategy over time.

Prior to its bankruptcy filing, Fremont operated as a financial services-holding company. Fremont’s operations were conducted primarily through its subsidiary, Fremont Investment and Loan (“FIL”), which was a California industrial bank regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). FIL was a significant participant in the residential and commercial mortgage lending industries and offered certificates of deposit and savings and money market deposit accounts through 22 retail banking branches in California.

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

After a nearly two year reorganization process, Fremont emerged from bankruptcy proceedings and filed Amended and Restated Articles of Incorporation with the Office of the Secretary of the State for the State of Nevada on June 11, 2010 (the “Effective Date”), which, among other things, changed Fremont’s name to Signature Group Holdings, Inc.  Previously, on May 25, 2010, the Bankruptcy Court had entered an order, as amended (the “Confirmation Order”), confirming Signature Group Holdings, LLC’s Fourth Amended Chapter 11 Plan of Reorganization of Fremont General Corporation, Joined by James McIntyre as Co-Plan Proponent, dated May 11, 2010, as amended (the “Plan”).

Since the Effective Date, the business and operations of the Company have been under new management.  Signature’s business plan and strategic initiatives are based upon the business plan that was included in the Plan, which was confirmed by the Bankruptcy Court and was approved by 69.6% of the Company’s then outstanding common shares, 88.7% of its then outstanding 9% Trust Originated Preferred Securities (the “TOPrS”), and a majority of all other impaired creditor classes. With the exception of the management of the Legacy Assets, the Company has no plans to operate in the banking or consumer mortgage lending businesses that Fremont and FIL previously conducted.  Signature remains a financial services company and plans to continue providing financing for various commercial purposes.

To manage its business affairs, Signature entered into an Interim Investment Management Agreement dated June 11, 2010 (“Interim Management Agreement”) with Signature Capital Advisers, LLC (“SCA”) a management company that is owned and managed by experienced professionals with backgrounds and experience in commercial finance, distressed debt acquisition, merchant banking and private equity.  SCA’s principals and employees, who include Craig Noell, Signature’s Chief Executive Officer; Kenneth Grossman, its Executive Vice President; Kyle Ross, its Executive Vice President and interim Chief Financial Officer; David Collett, its Senior Vice President and Treasurer, and Thomas Donatelli, who is an executive of SCA, have an established track record of identifying, structuring, and managing transactions in Signature’s targeted business lines.

NOTE 2 —SIGNIFICANT EVENTS DURING 2010

On May 17, 2011, Signature filed a Comprehensive Annual Report on Form 10-K (the “Comprehensive Form 10-K”) that included, in one comprehensive filing, business and financial information for the fiscal years ended December 31, 2009, 2008 and 2007; selected, unaudited quarterly financial information of the Company for the fiscal years 2009 and 2008, which had not been previously filed with the SEC; as well as certain disclosures of subsequent events pertaining to material events occurring up until the date of filing of the Comprehensive Form 10-K.  For additional information concerning the Company’s pre-bankruptcy operations and significant events occurring during its Chapter 11 bankruptcy proceedings, see Note 2 – Significant Events, Including Chapter 11 Bankruptcy Proceedings of Notes to Consolidated Financial Statements which are included in Item 8 of the Company’s Comprehensive Form 10-K.

The following information describes the Company's emergence from Chapter 11 bankruptcy proceedings and the related transactions and events associated with the Company's reorganization, including significant transactions and events subsequent to the Effective Date.

EMERGENCE FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS

On May 25, 2010, the Bankruptcy Court entered the Confirmation Order confirming the Plan, as amended on June 9, 2010, which was binding on all shareholders and creditors of Fremont on the Effective Date.  In accordance with the Plan, as authorized by the Confirmation Order, the Company entered into a number of material transactions and events as summarized below.

Consolidations of Fremont Subsidiaries.  On the Effective Date, Fremont completed a two step merger transaction in which Fremont General Credit Corporation (“FGCC”), a wholly owned subsidiary of Fremont, merged with and into Fremont (the “FGCC Merger”) and then Fremont Reorganizing Company, formerly known as FIL, merged with and into Fremont (the “FRC Merger”), with Fremont as the surviving corporation in both mergers.  The FGCC Merger was consummated in accordance with the terms and conditions of the Plan of Merger between Fremont and FGCC dated June 11, 2010 (the “FGCC Merger Plan”), and the FRC Merger was consummated pursuant to the Plan of Merger between Fremont and FRC dated June 11, 2010 (“FRC Merger Plan”).  Pursuant to the Confirmation Order, the new members of the Board of Directors and shareholders of Fremont, now known as Signature were deemed to approve and adopt both the FGCC Merger Plan and the FRC Merger Plan in accordance with Nevada law.  Following the consummation of the FGCC Merger and the FRC Merger on the Effective Date, the assets of FGCC and FRC became the assets of Signature and any existing liabilities of FGCC and FRC, any guarantees by FGCC or FRC of any obligation of Fremont and any joint and several liabilities of FGCC and FRC became obligations of Signature. All of the stock of FGCC and FRC was canceled and all intercompany claims and obligations of Fremont, FGCC and FRC were eliminated.

Signature Common Stock Investment, Warrants Issuance and Registration Rights. Pursuant to the Plan, a series of accredited investors including several of Signature’s Executive Officers and members of the Board of Directors: Craig Noell, Kenneth Grossman, John Nickoll and Robert Schwab, as well as former Board of Director members Robert Peiser and Richard Rubin (the “Signature Investors”) purchased an aggregate of 12.5 million shares of Signature’s common stock for an aggregate of $10 million in cash pursuant to the terms of subscription agreements between the Company and each of the Signature Investors. In accordance with the Plan, Signature’s common stock was issued and sold to the Signature Investors without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”).

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

In connection with the issuance and sale of the Signature common stock and the Warrants, Signature, the Signature Investors and the Warrant Investors entered into a registration rights agreement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, Signature is required to use commercially reasonable efforts to register the resale of the shares of common stock issued to the Signature Investors and issuable to the Warrant Investors upon the exercise of Warrants in accordance with the requirements of the Securities Act pursuant to a resale shelf registration statement on Form S-3 or Form S-1, if the Company is not eligible to use Form S-3. Signature intends to file such registration statement as soon as practicable after Signatures achieves compliance with all of its Exchange Act reporting obligations.  Regardless of when any such registration statement is filed or declared effective, the shares of common stock issued to non-affiliate Signature Investors (but not the shares issuable upon a cash exercise of the Warrants) may be resold immediately and without restriction in reliance upon Rule 144 promulgated under the Securities Act to the extent such safe harbor provision is available.

Amended and Restated Articles and Amended and Restated Bylaws. Pursuant to the Plan, Signature adopted its Amended and Restated Articles of Incorporation, which, among other things, changed the corporation name to Signature Group Holdings, Inc., and its Amended and Restated Bylaws, which were effective as of the Effective Date.  The Amended and Restated Articles of Incorporation also changed the par value of each share of Signature’s common stock from $1.00 per share to $0.01 per share.  Additionally, the number of authorized shares of Signature’s common stock and preferred stock was increased to 190,000,000 and 10,000,000, respectively.  In order to preserve certain tax benefits of Signature, Signature’s Amended and Restated Bylaws impose certain restrictions on the transfer of Signature’s common stock and other equity securities (the “Tax Benefit Preservation Provision”).  The Tax Benefit Preservation Provision established a trading restriction on any holders of five percent or more of Signature’s common stock in order to reduce the risk that any change in ownership might limit the Company’s ability to utilize the NOLs under Section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).  The transfer restrictions apply until the earlier of (i) the repeal of Section 382 of the Tax Code, or any successor statute if Signature’s Board determines that the Tax Benefit Provision is no longer necessary to preserve the tax benefits to Signature; (ii) the beginning of a taxable year of Signature in which Signature’s Board determines that no tax benefits may be carried forward; or (iii) such other date as the Signature Board shall fix in accordance with the Amended and Restated Bylaws.

Distributions. Pursuant to the Plan, on the Effective Date, Signature paid claims aggregating approximately $280.8 million to satisfy Allowed Claims, as defined in the Plan, and which are identified in the table below:

Distribution Amount
Class 1 (Allowed secured claims)	$8
Class 2 (Priority non-tax)	-
Class 3A (Non-note general unsecured creditors)	49,059
Class 3B (Senior Notes)	186,782
Class 3C (TOPrS)	45,000
Total	$280,849

In addition to the Allowed Claims identified above, the Company paid an additional $2.7 million on the Effective Date in professional fees to five firms involved in Fremont’s bankruptcy case.  The five professional firms had filed aggregate claims of approximately $4.9 million with the Bankruptcy Court.  Signature is engaged in discussions with these professional firms regarding the additional amounts claimed.  See Note 11 ― Discontinued Operations for information regarding settlement with professionals.

Senior Notes Settlement.  On the Effective Date, the holders of the Company’s 7.875% Senior Notes due 2009 (the “Senior Notes”) were paid $186.8 million, which amount equaled 100% of the outstanding principal balance plus accrued and unpaid interest as of the Petition Date using the contractual, 7.875% interest rate, plus accrued and unpaid interest from Petition Date through Effective Date using the federal judgment rate (“FJR”) of 2.51% plus an additional $1.5 million (the “Senior Note Settlement”).  The additional $1.5 million payment was made in an attempt to settle potential litigation that was likely to occur over the payment of post petition interest at FJR as opposed to the 7.875% contractual rate.  In accordance with the settlement payment, the Senior Notes were cancelled. On the Effective Date and subject to the requirements of the Plan, the Senior Notes and the Senior Notes Indenture by and between the trustee and Fremont, dated March 1, 1999, as supplemented or otherwise modified (the “Senior Notes Indenture”) were deemed automatically cancelled and discharged.

TOPrS Settlement.  On the Effective Date, the TOPrS issued by Fremont General Financing I, a statutory business trust (the “TOPrS Trust”) pursuant to the Amended and Restated Declaration of Trust dated March 6, 1996 (the “Amended and Restated Declaration of Trust”), were extinguished, and TOPrS holders as of the Effective Date became entitled to receive a pro rata share of each of the following amounts as settlement of their claims:

•	$45.0 million in cash (the “Cash Consideration”), subject to charging liens of Wells Fargo Bank, NA, in its capacity as indenture trustee to the TOPrS (the “TOPrS Trustee”) described below

•
$39.0 million in notes payable maturing December 31, 2016, bearing 9.0% annual interest, payable quarterly commencing September 30, 2010 (the “Notes Payable”) and continuing until the principal thereof is paid or made available for payment; and

•	21 million shares of Signature common stock.

On June 11, 2010, Signature paid the Cash Consideration to the TOPrS Trustee.  The TOPrS Trustee distributed $43.0 million to the TOPrS holders and retained $2.0 million as a charging lien pending the resolution of its fees in the bankruptcy case.  On June 17, 2011, the TOPrS Trustee released $1.6 million of the charging lien and distributed such amount to the holders of the TOPrS; the remaining $0.4 million is expected to be distributed no later than September 30, 2011.

On June 25, 2010, Signature issued the 21 million shares of Signature’s common stock to the TOPrS holders. The shares were distributed through the Depository Trust Company (“DTC”) at the request of the TOPrS Trustee for the convenience of the TOPrS holders, with each holder of TOPrS receiving its pro rata portion of the aggregate shares issued.

On July 16, 2010, Signature issued the Notes Payable. The indenture, dated June 11, 2010 (the “Notes Payable Indenture”), pursuant to which the Notes Payable were issued was qualified under the Trust Indenture Act of 1939 under cover of Form T-3 filed with the Commission on June 24, 2010, and became effective on July 15, 2010. Wells Fargo Bank, NA is serving in the capacity as indenture trustee to the Notes Payable (“Notes Payable Trustee”) pursuant to the Notes Payable Indenture.

In connection with the TOPrS Settlement, the 9% Junior Subordinated Debentures dated March 6, 1996 (the Junior Subordinaated Debentures”), which were issued by Fremont in connection with the TOPrS transaction, the Indenture with respect to the 9% Junior Subordinated Debentures, dated March 6, 1996 (the “TOPrS Indenture”), the Amended and Restated Declaration of Trust and the TOPrS were each deemed extinguished, cancelled and of no further force or effect, and all obligations of the indenture trustee for the Junior Subordinated Debentures and Signature under any agreements, indentures, or certificates of designation governing the Junior Subordinated Debentures and TOPrS were discharged as of the Effective Date, except that the Junior Subordinated Debentures, TOPrS and the TOPrS Indenture continue in effect until such time that the TOPrS Trustee for the Junior Subordinated Debentures completes all distributions pursuant to the Plan, including the remaining sums due that are currently subject to the charging lien noted above.

As more fully described in Note 13 ― Subsequent Events, on May 17, 2011, Signature received a notice of default from the Notes Payable Trustee for not satisfying a covenant to file with the Notes Payable Trustee its periodic reports required to be filed under the Exchange Act with the Commission.

Litigation and Loan Repurchase Settlements.  During Fremont’s bankruptcy proceedings, a number of settlements related to litigation matters and loan repurchase claims were reached resulting in the Company paying a total of $118.6 million.  Of that amount, $36.5 million was paid on the Effective Date, which is included in the Class 3A (non-note general unsecured creditors) distributions that are identified in the table above.  This amount includes the following matters:

•
$5.0 million paid related to a Stipulation and Agreement with the State of California Insurance Commissioner (the “Commissioner”), as statutory liquidator of Fremont Indemnity Company, an indirect subsidiary of Fremont (“Fremont Indemnity”) and as statutory conservator of Fremont Life Insurance Company in Conservation, an indirect subsidiary of Fremont (“Life”);

•	$2.0 million paid related to a stipulation and agreement with The Enron Creditors Recovery Corporation (“Enron”), as representatives of Enron Corporation’s bankruptcy estate;

•
$22.0 million paid related to a trilateral stipulation and agreement with seven former officers and directors of Fremont and/or Fremont Indemnity and the Commissioner, as statutory liquidator of Fremont Indemnity; and

•	$7.0 million paid related to a Final Stipulation and Agreement of Payment, Settlement and Release of Certain Claims with The Bank of New York (“BONY”).

All of these litigation settlements were entered into prior to fiscal year 2010.

From January 1, 2010 through the Effective Date, Fremont entered into three residential loan repurchase settlement agreements. The Company paid approximately $28.3 million prior to the Effective Date with respect to such repurchase settlements.  See Note 11 ― Discontinued Operations for more information about the Company’s repurchase reserve liability.

Unpaid Claims. On the Effective Date, Signature did not pay approximately $17.2 million in claims filed with the Bankruptcy Court as of the Effective Date (the “Unpaid Claims”). Signature has subsequently resolved $2.9 million in claims related to voluntary withdrawal and paid $3.0 million to various claimholders during the third quarter of 2010. Signature is actively seeking the voluntary withdrawal of, the settlement of, or has plans to object to all other Unpaid Claims in the Bankruptcy Court.  Subsequent to the Effective Date, and after the claims bar date, Signature received an additional $2.7 million in claims.  Signature does not believe it has any liability associated with these claims.

Fremont Senior Management and Board of Directors. In connection with Fremont’s emergence from bankruptcy proceedings, the senior executive officers of Fremont, including its Interim President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Executive Vice President and General Counsel gave notice of their respective resignations on June 4, 2010.  The resignations of Fremont’s Interim President and Chief Executive Officer and Executive Vice President and Chief Financial Officer became effective July 5, 2010. Subsequent to the effective date of his resignation, Fremont’s Interim President and Chief Executive Officer continued to provide management services to Signature and was paid a monthly fee of $50,000 from July through September 2010.  Fremont’s Executive Vice President and General Counsel delayed effectiveness of his resignation until October 2010 and assumed the roles of interim acting Chief Operating Officer and interim acting Chief Legal Officer of Signature during this interim period.  On December 27, 2010, the Company entered into a Separation, Consulting and Mutual Release Agreement with Fremont’s Executive Vice President and General Counsel.

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

New Management Team and Board of Directors.  Signature emerged from bankruptcy proceedings with a new Board of Directors and, in conjunction with the resignations of Fremont’s Senior Management, a new management team.  Pursuant to the Plan and on the Effective Date, Signature increased the size of its Board of Directors to nine (9) members.  For additional information on the new management team and changes in the Board of Directors, refer to “D. Recent Developments” of Part I, Item 1 of the Comprehensive Form 10-K.

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

The Interim Management Agreement was to remain in effect until the earlier of the date Signature and SCA enter into a long-term management agreement or December 31, 2010. The Interim Management Agreement was extended by a Board action through December 31, 2010.  The Interim Management Agreement may be terminated upon sixty (60) days’ written notice (i) by the vote of a majority of the outstanding securities of Signature, (ii) by the vote of Signature’s Board or (iii) by SCA. Signature’s Board of Directors continues to evaluate the external management structure that is currently in place with SCA, as well as alternative management structures that may be available to Signature.

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

Under the Interim Management Agreement, SCA has agreed to limit the base salaries for each SCA Executive to $150,000 per annum for such professional’s services to Signature from the Effective Date through December 31, 2010 and for each automatic extension thereof. The Signature Board may approve bonuses to the SCA Executives directly or pursuant to Signature’s incentive plans as in effect from time to time, if any.

EVENTS SUBSEQUENT TO EMERGENCE FROM BANKRUPTCY

Termination of SERP Plans and Receipt of Proceeds.  On July 14, 2010, Signature made a demand (the “Demand”) on Merrill Lynch Trust Company, FSB as trustee (“Merrill Lynch”) to terminate the following retirement plans held by Merrill Lynch and remit the property held thereby to Signature: (i) the Fremont General Corporation 2003 Excess Benefit Plan (“Excess Benefit Plan”); (ii) the Fremont General Corporation Supplemental Executive Retirement Plan, as amended (“SERP”) and (iii) the Fremont General Corporation Supplemental Executive Retirement Plan II, as amended (“SERP II,” and together with the SERP and Excess Benefit Plan, collectively, the “SERP Plans”). The Demand was made in conjunction with acknowledgement letters received by Signature from all remaining beneficiaries in the SERP Plans waiving any right to or claims against the SERP Plans as result of the treatment and distributions such beneficiaries received in accordance with the distributions made on or about the Effective Date.

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

Substantial Contribution Claims.  Pursuant to the Plan, Signature was obligated to pay all Allowed Claims, which included payments of expenses of plan proponents and other parties in interest who the Bankruptcy Court deemed had made substantial contributions in Signature’s progress toward reorganization (“Substantial Contribution Payments”).  The determination by the Bankruptcy Court relating to such Substantial Contribution Payments was not made until after the Effective Date, so these amounts are separate and apart from the Unpaid Claims described previously.  See Note 13 ― Subsequent Events for a description of Substantial Contributions Claims paid during the fourth quarter of 2010.

Settlement with Professionals involved in the Fremont Bankruptcy Case.   After the Effective Date, Signature engaged in settlement discussions with seven professional firms involved in the Fremont Bankruptcy Case. Between the Effective Date and December 31, 2010 settlements were reached with four of these firms resulting in Signature paying $0.9 million in 2010, which was in addition to the $2.7 million paid to such firms on the Effective Date.  In 2011, we have reached settlement with two of the firms whose fees we disputed, resulting in Signature paying $0.4 million in the second quarter of 2011. The outstanding disputed claims from the last firm that has not settled with Signature as of the date of this filing aggregates approximately $1.2 million.  On May 6, 2011, the Bankruptcy Court took the remaining professional fee dispute under submission and indicated it would issue a written decision within 60 days of the hearing.

NOTE 3 — FINANCIAL STATEMENT PRESENTATION AND RECENT ACCOUNTING STANDARDS

The accompanying unaudited consolidated financial statements of Signature and its wholly-owned subsidiaries have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.  The Company evaluates subsequent events through the date of filing with the SEC.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009, which are included in the Comprehensive Form 10-K.

All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain of the accounts that require significant judgment by management include valuation of derivative instruments, loans held for sale, commercial real estate investments and real estate owned; determination of the allowance for loan losses on loans held for investment, litigation accruals and repurchase reserves; impairment of long-lived assets; liabilities subject to compromise and realization of deferred tax assets.

Accounting for Reorganizations
The financial statements for the period in which Fremont was in reorganization under Chapter 11 were prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852 ― Reorganizations (originally issued as the American Institute of Certified Public Accountant’s Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code). Under ASC 852, the Company must, among other things, (1) identify transactions that are directly associated with the reorganization from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities and (3) apply “fresh-start” accounting rules upon emergence from Chapter 11 reorganization, if applicable.  In accordance with ASC 852, the Company did not adopt fresh-start accounting as of the Effective Date.  Fresh-start accounting requires that the reporting entity allocate the reorganization value of the company to its assets and liabilities in relation to their fair values  upon emergence from Chapter 11 if (i) the value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity.   Signature did not qualify for fresh start reporting under ASC 852 as upon emergence from Chapter 11 reoganization Signature’s value of assets was greater than the total of all post-petition liabilities and allowed claims, and the shareholders of Fremont immediately prior to the Effective Date continued to hold more than 50 percent of the stock after the Effective Date.

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

Recent Accounting Standards
In April 2011, the FASB issued ASU No. 2011-02 Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 provides creditors with additional guidance in determining whether a restructuring constitutes a troubled debt restructuring by concluding that both the following conditions exist (1) a creditor has granted a concession, and (2) the borrower is experiencing financial difficulties. Additionally, ASU 2011-02 ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and is required to be applied retrospectively to the beginning of the annual period of adoption. The Company does not expect that the adoption of ASU 2011-02 will have a significant impact on the Company’s consolidated financial statements.

In April, 2011, the FASB issued ASU No. 2011-03 Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”). ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance is effective for the Company’s reporting period ended March 31, 2012. ASU 2011-03 is required to be applied prospectively to transactions or modifications of existing transaction that occur on or after January 1, 2012.  The Company does not expect that the adoption of ASU 2011-03 will have a significant impact on the Company’s consolidated financial statements.

In May 2011 the FASB issued ASU No. 2011-04 Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”).  ASU 2011-04 represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs.  The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect that the adoption of ASU 2011-04 will have a significant impact on the Company’s consolidated financial statements.

NOTE 4 — CASH AND CASH EQUIVALENTS

Cash and cash equivalents are held in non-interest bearing deposits in financial institutions and money market funds. As of March 31, 2010 and December 31, 2009, $1.3 million of these deposits were restricted. Restricted cash related to amounts on deposit securing a letter of credit associated with insurance policies.  No other cash and cash equivalents were restricted at March 31, 2010 and December 31, 2009.

NOTE 5 —SENIOR NOTES AND JUNIOR SUBORDINATED DEBENTURES

The following table presents Signature’s long-term debt as of:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Senior Notes (1)	$166,530	$166,530
Junior Subordinated Debentures (1)	103,093	103,093
Total	$269,623	$269,623

(1)	Amounts are included in liabilities subject to compromise, within continuing operations, in the accompanying consolidated balance sheets.

Senior Notes
In 1999, the Company issued $225.0 million 7.875% Senior Notes (the “Senior Notes”) due March 2009.  These Senior Notes are unsecured senior indebtedness of the Company, ranking equally with its existing and future unsubordinated indebtedness. Interest is payable on the notes semi-annually in March and September.

In March 2008, the Company announced that it was delaying payment of its $6.6 million semi-annual interest payment as it attempted to negotiate a comprehensive debt restructuring with its majority senior debt holder.  In April 2008, the Company received notification that the holder of more than 75% of the Senior Notes (“Majority Holder”) had agreed to forbear the acceleration of the obligations owed under Senior Notes, while the Majority Holder explored options with the Company for a restructure of the Senior Note obligations.  The commencement of the Bankruptcy Case in June 2008 constituted an event of default under the indenture related to the Senior Notes.

Interest expense on the Senior Notes, accrued using the FJR of 2.51%, was $1.1 million for the three months ended March 31, 2010 and 2009, respectively.

Total interest payments for the Senior Notes were zero for the three months ended March 31, 2010 and 2009. The difference between contractually required interest payments and actual interest payments made was $3.3 million for the three months ended March 31, 2010 and 2009

As more fully described in Note 2 – Significant Events During 2010, on the Effective Date, the Senior Notes were cancelled.  The holders of the Senior Notes received the outstanding principal balance of $166.5 million, $18.7 million in accrued and unpaid interest plus an additional $1.5 million.

Junior Subordinated Debentures
In 1996, the Company formed the TOPrS Trust, which sold $100 million of TOPrS in a public offering. The TOPrS represent preferred undivided beneficial interests in the assets of the TOPrS Trust. Holders of the Preferred Securities were entitled to receive cumulative cash distributions at an annual rate of 9% of the liquidation amount of $25 per security, payable quarterly. The proceeds from the sale of the TOPrS were invested in 9% Junior Subordinated Debentures issued by Fremont. The Junior Subordinated Debentures are the sole asset of the TOPrS Trust.

In February 2008, the Company exercised it rights to defer the regularly scheduled quarterly interest payments on its Junior Subordinated Debentures, beginning with the distributions that would have otherwise been paid on March 31, 2008.   At Petition Date, outstanding accrued and unpaid contractual interest on the Preferred Securities totaled $4.3 million.  During the period from Petition Date through March 31, 2010, no additional interest expense was recognized.

Total interest payments for the Junior Subordinated Debentures were zero for the three months ended March 31, 2010 and 2009. The difference between contractually required interest payments and actual interest payments made was $2.3 million for the three months ended March 31, 2010 and 2009.

As more fully described in Note 2 –  Significant Events During 2010, in June and July 2010, as partial settlement of the TOPrS’s bankruptcy claims, the former holders of the TOPrS received $45 million in cash, 21 million shares of Signature’s common stock, and were issued an aggregate of $39 million in new notes due December 2016 and bearing interest at a rate of 9% per annum.

NOTE 6 — INCOME TAXES

Deferred income taxes are computed using the liability method in accordance with the provisions of FASB ASC 740 – Income taxes. Under this method, deferred income taxes represent the tax effect of differences between the financial and income tax basis of assets and liabilities

As of December 31, 2009, the Company had estimated federal and state net operating loss carryforwards(“NOLs”) of approximately $781.1 million and $924.3 million, respectively, which expire at various dates between 2016 and 2029. The Company’s federal NOLs have a 20-year life and begin to expire in 2026. The Company’s state NOLs have either a 10-year or 20-year life and begin to expire in 2016. The Company maintained a full valuation allowance against its deferred tax assets at March 31, 2010 and December 31, 2009 as it believed it was more likely than not that the deferred tax assets will not be realized.

At March 31, 2010 and December 31, 2009, the Company accrued the expected tax and interest exposure for tax matters that were either in the process of resolution or had been identified as having the potential for adjustment. The total reserve for these uncertain tax matters was $0.4 million at March 31, 2010 and December 31, 2009.

NOTE 7 — LOSS PER SHARE

Loss per share has been computed based on the weighted-average number of shares outstanding. The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share amounts)	2010	2009
Loss from continuing operations	$(5,621)	$(4,765)
Loss from discontinued operations, net of income taxes	(4,735)	(24,071)
Net loss	$(10,356)	$(28,836)

Weighted-average basic and dilured shares outstanding	78,289	78,282

Basic and diluted loss per share:
Continuing operations	$(0.07)	$(0.06)
Discontinued operations	(0.06)	(0.31)
Basic and diluted net loss per share	$(0.13)	$(0.37)

NOTE 8 — FAIR VALUES OF FINANCIAL INSTRUMENTS

FASB ASC Topic 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•
Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
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

Recurring Fair Value Measurements

The following table presents, for each of the levels within the fair value hierarchy, the Company’s assets and liabilities that are measured at fair value on a recurring basis, including financial instruments for which the Company elected the fair value option:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of March 31, 2010:
Assets:
Assets held in trust for deferred compensation plans (1)	$11,842	$-	$-	$11,842

Liabilities:
Liabilities of deferred compensation plans	$11,883	$-	$-	$11,883

As of December 31, 2009:
Assets:
Assets held in trust for deferred compensation plans (1)	$11,792	$-	$-	$11,792

Liabilities:
Liabilities of deferred compensation plans	$11,819	$-	$-	$11,819

(1)
Assets held in trust for deferred compensation plans include both mutual funds and other investments held in the Company’s deferred compensation plans.  In conjunction with the reorganization and emergence from bankruptcy, these plans were terminated and allowed claims were paid to beneficiaries on the Effective Date.  On July 22, 2010, Signature received funds from Merrill Lynch in the total amount of $11.7 million, which reflected the net proceeds remaining in the SERP Plans after liquidation (the “Net Proceeds”). All equity interests in Signature held by the SERP Plans were not liquidated but were instead held and placed into a separate account in the name of Signature (such equity interests, the “Remaining Shares”). Both the Net Proceeds and Remaining Shares are assets of Signature. In December 2010, the Board of Directors approved the cancellation and retirement of the Remaining Shares, which reduced the Company’s outstanding share count by 91,645 to 112,104,768 as of December 31, 2010.

The Company did not have any Level 3 assets or liabilities at March 31, 2010 or December 31, 2009.  The following table presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Dollars in thousands)	Beginning Balance	Amounts Realized in Earnings	Transfers In/Out of Level 3	Purchases, Issuances and Settlements	Ending Balance
Three months ended March 31, 2009:
Subordinated mortgage-backed securities:
Private issue investment securities	$92	$3	$-	$(95)	$-
Residual interest in securitized loans	252	21	-	(79)	194
	$344	$24	$-	$(174)	$194

Nonrecurring Fair Value Measurements

From time to time, the Company is required to measure certain assets and liabilities at estimated fair value.  These fair value measurements typically result from the application of specific accounting guidance under GAAP and are considered nonrecurring fair value measurements under FASB ASC 820-10.  The following table presents financial and non-financial assets and liabilities measured using nonrecurring fair value measurements:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of March 31, 2010:
Assets:
Loans held for sale, net	$-	$-	$48,549	$48,549

Liabilities:
Discontinued lease liability	$-	$-	$2,487	$2,487

As of December 31, 2009:
Assets:
Real estate owned, net (1)	$-	$-	$6,253	$6,253
Loans held for sale, net	-	-	53,409	53,409
Commercial real estate investments (1)	-	-	1,318	1,318
	$-	$-	$60,980	$60,980

Liabilities:
Discontinued lease liability	$-	$-	$2,471	$2,471

(1)
Amounts represent the Company’s real estate owned (“REO”) and commercial real estate investments which resulted in gains (losses) on assets and liabilities recorded on a non-recurring basis during the period.

The following table summarizes the total gains (losses) on assets and liabilities recorded on a nonrecurring basis for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Real estate owned, net	$(15)	$(700)
Loans held for sale, net	2,495	(3,025)
Discontinued lease liability	(16)	(15)
Total	$2,464	$(3,740)

FASB ASC Topic 825 – Financial Instruments requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values.   The following table presents the carrying values and fair value estimates of financial instruments as of:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS
Continuing Operations:
Cash and cash equivalents	$352,178	$352,178	$355,698	$355,698
Loans held for investment, net	2,074	2,074	2,132	2,132
Discontinued Operations:
Cash and cash equivalents	493	493	525	525
FHLB stock	2,146	2,146	2,146	2,146
Loans held for sale, net	48,549	48,549	53,409	53,409
Commercial real estate investments	8,896	8,896	9,072	9,072
Assets held in trust for deferred compensation plans	11,842	11,842	11,792	11,792

LIABILITIES
Continuing Operations:
Senior notes	$166,530	$166,530	$166,530	$166,530
Junior subordinated debentures	103,093	84,536	103,093	77,320
Discontinued Operations:
Liabilities of deferred compensation plans	11,883	11,883	11,819	11,819

The Company used the following methods and assumptions to estimate the fair value of each class of financial instrument at the periods indicated:

Cash and cash equivalents
Cash and cash equivalents include highly liquid investment instruments with an original maturity of three months or less.

Loans held for investment, net
Loans held for investment, net consisting of commercial real estate, is comprised of loans with variable interest rates that approximate market interest rates.  The fair value of loans held for investment, net considers estimated credit losses associated with the portfolio.

FHLB stock
FHLB stock is recorded at cost. Ownership of these securities is restricted to member banks and the securities do not have a readily determinable market value. Purchases and sales of these securities are at par value with the issuer. The fair value of investments in FHLB stock is equal to the carrying amount.  FIL was a former member of the FHLB of San Francisco and its remaining investment in FHLB stock has not been redeemed.

Loans held for sale, net
The fair value of loans held for sale is based on several factors, including current bids and market indications for similar assets, recent sales, discounted cash flow analysis, estimated values of underlying collateral and actual loss severities experience in portfolios backed by similar assets.

Commercial real estate investments
The fair value of commercial real estate investments is based on various factors including current bids and market indications of similar assets, recent sales and discounted cash flow analysis.

Assets held in trust for deferred compensation plans
Assets held in trust for deferred compensation plans include investments in money market and mutual funds.  The fair value of these assets is based upon prices obtained from independent asset pricing services based on active markets.

Senior notes
At March 31, 2010 and December 31, 2009, an active market did not exist for the Senior Notes and fair value was determined, based on the ultimate redemption amounts, which approximated carrying value.

Junior subordinated debentures
The fair value of Junior Subordinated Debentures is based on quoted market prices of the related TOPrS.

Liabilities of deferred compensation plans
The fair value of liabilities of deferred compensation plans are based on the fair value of the underlying investments in money market, mutual funds and common stock of the Company. The fair value is based upon quoted prices in active markets.

NOTE 9 — OPERATIONS BY REPORTABLE SEGMENT

The following tables present the operating results and other key financial measures for the Company’s operating segments for the periods indicated:

(Dollars in thousands)	Continuing Operations	Discontinued Operations	Total
Three Months Ended March 31, 2010:
Interest income	$95	$1,231	$1,326
Interest expense	1,166	-	1,166
Net interest (expense) income	(1,071)	1,231	160
Proivision for loan losses	38	-	38
Non-interest income	86	2,252	2,338
Non-interest expense	1,678	7,790	9,468
Loss from continuing operations before reorganization items, net and income taxes	(2,701)	(4,307)	(7,008)
Reorganization items, net	2,920	278	3,198
Loss before income taxes	(5,621)	(4,585)	(10,206)
Income tax expense	-	150	150
Net loss	$(5,621)	$(4,735)	$(10,356)

(Dollars in thousands)	Continuing Operations	Discontinued Operations	Total
Three Months Ended March 31, 2009:
Interest income	$375	$1,747	$2,122
Interest expense	1,137	-	1,137
Net interest (expense) income	(762)	1,747	985
Non-interest income	-	(3,382)	(3,382)
Non-interest expense	1,776	22,126	23,902
Loss from continuing operations before reorganization items, net and income taxes	(2,538)	(23,761)	(26,299)
Reorganization items, net	2,227	310	2,537
Loss before income taxes	(4,765)	(24,071)	(28,836)
Income tax expense	-	-	-
Net loss	$(4,765)	$(24,071)	$(28,836)

(Dollars in thousands)	Continuing Operations	Discontinued Operations	Total
Segment assets:
At March 31, 2010	$384,741	$83,848	$468,589
At December 31, 2009	389,048	88,132	477,180
Segment liabilities:
At March 31, 2010	$297,508	$90,290	$387,798
At December 31, 2009	295,381	90,652	386,033

NOTE 10 — DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

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

The following table summarizes the components of liabilities subject to compromise, within continuing operations, included in the consolidated balance sheets as of:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Senior notes	$166,530	$166,530
Junior subordinated debentures	103,093	103,093
Accrued interest payable	22,186	21,067
Other	2,703	2,676
Liabilities subject to compromise	$294,512	$293,366

Liabilities subject to compromise, within discontinued operations, totaled $38.8 million and $37.7 million as of March 31, 2010 and December 31, 2009, respectively.  Refer to Note 11 ― Discontinued Operations for additional information on liabilities subject to compromise within discontinued operations.

Included in liabilities subject to comprise, within continuing operations, at March 31, 2010 and December 31, 2009 is $2.5 million in occupancy-related liabilities associated with the relocation of the Fremont’s corporate headquarters.  The following table presents the changes in the Company’s restructuring liability for the periods indicated:

	Three Months Ended March 31,	Year Ended December 31,
(Dollars in thousands)	2010	2010
Beginning balance	$2,471	$2,903
Accruals	16	66
Payments	-	(498)
Ending balance	$2,487	$2,471

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Legal and professional fees	$2,970	$2,458
Interest income	(50)	(231)
Reorganization items, net	$2,920	$2,227

Reorganization items, net, within discontinued operations, totaled $0.3 million for the three months ended March 31, 2010 and 2009, respectively.  Refer to Note 11 ― Discontinued Operations for additional information on reorganization items, net within discontinued operations.

NOTE 11 — DISCONTINUED OPERATIONS

The following tables present the assets and liabilities and financial results of the components of the Company designated as discontinued operations as of and for the periods indicated:

Assets and Liabilities of Discontinued Operations

(Debtor-In-Possession for the period June 18, 2008 through June 11, 2010)	March 31,	December 31,
(Dollars in thousands)	2010	2009
Cash and cash equivalents	$493	$525
FHLB stock	2,146	2,146
Loans held for sale, net	48,549	53,409
Commercial real estate investments	8,896	9,072
Accrued interest receivable	488	528
Real estate owned, net	8,633	7,037
Premises and equipment, net	1,260	1,410
Asset held in trust for deferred compensation plans	11,842	11,792
Other assets	1,541	2,213
Total assets of discontinued operations	$83,848	$88,132

Repurchase reserve	$37,200	$37,200
Accounts payable and accrued expenses	1,486	2,967
Liabilities of deferred compensation plans	11,883	11,819
Liabilities subject to compromise	38,794	37,732
Other	927	934
Total liabilities of discontinued operations	$90,290	$90,652

Statement of Operations of Discontinued Operations

(Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Interest income	$1,231	$1,747

NON-INTEREST INCOME:
Gain (loss) on loans held for sale	2,225	(2,981)
Loss on commercial real estate investments	(16)	(44)
Loss on real estate owned, net	(112)	(739)
Other	155	382
Total non-interest income	2,252	(3,382)

NON-INTEREST EXPENSE:
Compensation	1,713	3,591
Professional fees	2,734	4,588
Insurance	1,744	2,249
Litigation	1,032	9,000
Other	567	2,698
Total non-interest expense	7,790	22,126
Loss from discontinued operations before reorganization items, net and income taxes	(4,307)	(23,761)
Reorganization items, net	278	310
Loss from discontinued operations before income taxes	(4,585)	(24,071)
Income tax expense	150	-
Loss from discontinued operations	$(4,735)	$(24,071)

Loans held for sale, net
Loans held for sale, net are comprised of subprime residential real estate loans and are carried at the lower of aggregate cost or estimated fair value.  Estimated fair values are based on several factors, including current bids and market indications for similar assets, recent sales, discounted cash flow analysis, estimated values of underlying collateral and actual loss severities experience in portfolios backed by similar assets.

The following tables detail the residential real estate loans held for sale as of:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Unpaid principal balance	$127,824	$140,625
Net deferred direct origination costs	374	445
	128,198	141,070
Valuation allowance	(79,649)	(87,661)
Loans held for sale, net	$48,549	$53,409
Loans held for sale on non-accrual status	$60,166	$67,304

At March 31, 2010 and December 31, 2009, non-accrual residential real estate loans as a percentage of outstanding unpaid principal balances were 47% and 48%, respectively.

A valuation allowance is maintained based upon the Company’s estimate of inherent valuation deficiencies in the residential real estate loans held for sale portfolio to adjust the loans to lower of cost or fair value. Provisions for the valuation allowance are charged against gain (loss) on loans held for sale in the condensed statements of operations of discontinued operations. Activity in the valuation allowance is summarized in the following table for the periods indicated:

	Three Months Ended	Year Ended
	March 31,	December 31,
(Dollars in thousands)	2010	2009
Beginning balance	$87,661	$112,899
Recovery of provision	(2,495)	(8,582)
Dispositions and charge-offs	(5,517)	(16,656)
Ending balance	$79,649	$87,661

Commercial real estate investments
Commercial real estate investments consisted of the following as of:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Loans	$1,018	$1,018
Investment in partnerships	7,878	8,054
Total commercial real estate investments	$8,896	$9,072

Real estate owned, net
REO consists of property acquired through or in lieu of foreclosure on loans secured by real estate. REO is reported in the financial statements at the lower of cost or estimated net realizable value. REO consisted of the following as of:

(Dollars in thousands)	2010	2009
Real estate owned before valuation allowance	$9,615	$8,454
Valuation allowance	(982)	(1,417)
Real estate owned, net	$8,633	$7,037

The following table summarizes the activity in REO for the periods indicated:

	Three Months Ended	Year Ended
	March 31,	December 31,
(Dollars in thousands)	2010	2009
Real estate owned before valuation allowance:
Beginning balance	$8,454	$4,234
Additions	3,749	10,509
Disposals	(2,588)	(6,289)
Ending balance	9,615	8,454

Valuation allowance:
Beginning balance	1,417	1,905
Provision for losses	15	1,857
Disposals	(450)	(2,345)
Ending balance	982	1,417
Real estate owned, net	$8,633	$7,037

Losses on real estate owned were $0.1 million and $0.7 million during the three months ended March 31, 2010 and 2009, respectively.

Assets held in trust for deferred compensation plans and liabilities of deferred compensation plans
Deferred compensation plans at Fremont included the Excess Benefit Plan, SERP, and SERP II which were deferred compensation plans designed to provide certain employees the ability to receive benefits that would be otherwise lost under Fremont’s qualified retirement plans due to statutory or other limits on salary deferral and matching contributions.  Assets held in the Excess Benefit Plan, SERP and SERP II include both mutual funds and other investments.

On or about the Effective Date, the Company made distributions to the beneficiaries of the Excess Benefit Plan, SERP and SERP II.  Subsequent to the distributions to the beneficiaries, the Company made a demand on the trustee to terminate the deferred compensation plans and received funds from the trustee in the total amount of $11.7 million, which reflected the net proceeds remaining in the deferred compensation plans after liquidation of the assets. All equity interests in the Company held by the deferred compensation plans were not liquidated but were instead held and placed into a separate account in the name of the Company. In December 2010, the Board of Directors approved the cancellation and retirement of such equity interests.

Repurchase reserves
In prior years, as loans held for sale were sold, the Company made customary standard industry representations and warranties about the loans. The Company may have to subsequently repurchase certain loans due to material defects that occurred in the origination of the loans. The Company maintains a repurchase reserve for the estimated losses expected to be realized when the repurchased loans are sold. In preparing its estimate for repurchase reserves, which includes both known and unknown claims, management considers the loan products, vintage, aging of repurchase claims, previous settlements with investors and actual loss experience. Provisions for the repurchase reserve are charged against gain (loss) on loans held for sale in the condensed statements of operations of discontinued operations.

During the three months ended March 31, 2010 and 2009, the Company settled zero and $0.6 million, respectively, in outstanding repurchase claims.

The following table summarizes the activity in the repurchase reserve for the periods indicated:

	Three Months Ended March 31,	Year Ended December 31,
(Dollars in thousands)	2010	2009
Beginning balance	$37,200	$53,013
Reduction for repurchases	-	(22,467)
Charge-offs	-	(1,525)
Recoveries	-	8,179
Ending balance	$37,200	$37,200

Liabilities subject to compromise
Liabilities subject to compromise consisted primarily of $38.5 million and $37.4 million in litigation reserves associated with negotiating the settlement of cases involving the Company’s former insurance and lending operations.

Reorganization items, net
Reorganization items, net, consisting of professional fees, totaled $0.3 million for the three months ended March 31, 2010 and 2009.

Income taxes
Income tax expense totaled $0.2 million and zero for the three months ended March 31, 2010 and 2009, respectively. The income tax expense for the three months ended March 31, 2010 relates to required minimum state taxes to be paid by the Company.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Retention and Termination Benefits

FRC instituted a retention program with its full time employees in September 2008 in order to compensate employees for the uncertainty of their employment situation in light of Fremont’s bankruptcy filing.  Under such program, employees were paid a “retention bonus” equal to 20% or 40% of their regular monthly base salary for each full month worked.  This retention program was in effect at March 31, 2010.

Legal Actions

The Company is a defendant in a number of legal actions arising in the ordinary course of business.  Litigation is often unpredictable and the actual results of litigation cannot be determined with certainty, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established with confidence. Based on the Company’s current understanding of these pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of the Company. For additional information on the outstanding legal matters the Company is involved in, refer to Item 3. Legal Proceedings in the Comprehensive Form 10-K.

The following legal matters had developments during the quarter ended March 31, 2010.

Securities Class Action. In September 2007, three separate complaints seeking class certification were filed in the United States District Court for the Central District of California against Fremont and various officers and directors alleging violations of federal securities laws in connection with published statements by Fremont regarding its loan portfolio and loans held for sale during the period from May 9, 2006 through February 27, 2007. These three class action lawsuits were consolidated into a single proceeding and a consolidated class action complaint was filed on March 3, 2008. On January 9, 2009, the plaintiffs filed a Second Amended Consolidated Class Action Securities Complaint (“SAC”). Fremont was not a named defendant in the SAC because of its Chapter 11 bankruptcy filing. The named defendants in the SAC were former directors and officers of Fremont: Louis J. Rampino, Wayne R. Bailey, Patrick E. Lamb, Kyle R. Walker, Ronald J. Nicolas, Jr. and James A. McIntyre. On November 29, 2009, the plaintiffs filed a Third Amended Consolidated Class Action Securities Complaint (“TAC”). Fremont’s potential exposure in this matter arises out of its indemnification agreements and obligations with these individual defendants. On March 29, 2010, the trial court entered an Order Granting Fremont’s Motion to Dismiss the TAC with prejudice (“Court Order”). Plaintiffs timely appealed the Court Order to the U.S. Court of Appeals for the Ninth Circuit, and this appeal is currently pending. Fremont has notified its insurance carriers and has requested coverage under its directors and officers insurance policies, in which the primary insurance carrier has accepted coverage under a reservation of rights. Plaintiffs seek an unspecified amount of damages.

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

The following legal matters occurred subsequent to March 31, 2010.

Cambridge Place Investment Management, Inc. v. Morgan Stanley & Co., Inc. et al. (Cambridge Matter #1).   On July 22, 2010, Cambridge Place Investment Management, Inc. (“Cambridge”), as assignee of its investor clients, filed a lawsuit in the Superior Court in the Commonwealth of Massachusetts against over 50 defendants, including the broker/dealers, underwriters, issuers and depositors of approximately 200 Residential Mortgage-Backed Securities (“RMBS”) offerings purchased by clients of Cambridge.  Cambridge alleges the defendants violated Massachusetts securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that Cambridge clients invested over $2 billion in these RMBS offerings resulting in losses in excess of $1.2 billion. The Complaint names Fremont Mortgage Securities Corporation (“FMSC”), a wholly-owned special purpose subsidiary of Signature, as a depositor of $8 million in one RMBS offering in 2005. The matter has since been removed to U.S. District Court in Massachusetts.  Plaintiff filed a motion to remand the case back to Superior Court in Massachusetts.  The Court has not yet issued its final decision on the proper judicial venue.  FMSC intends to defend itself vigorously in this matter.

Cambridge Place Investment Management, Inc. v. Morgan Stanley & Co., Inc., et al.  (Cambridge Matter #2). On February 11, 2011, Cambridge, as assignee of its investor clients, filed a lawsuit in the Superior Court in the Commonwealth of Massachusetts against over 30 defendants, including the broker/dealers, underwriters, issuers and depositors of approximately 70 RMBS offerings purchased by clients of Cambridge.  Cambridge alleges the defendants violated Massachusetts securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that Cambridge clients invested approximately $825 million in these RMBS offerings resulting in losses exceeding $260 million.  The Complaint names FMSC, as a depositor of $101.3 million in four RMBS offerings in 2004, 2005 and 2006.  The Complaint is pending the outcome of the proper judicial venue dispute in Cambridge Matter #1.  FMSC intends to defend itself vigorously in this matter.

Whitesell and Stinson Matters. On November 13, 2007, Thomas Whitesell, the former Senior Vice President of Fremont’s CRE group, filed a complaint against Fremont and FIL for violations of various California labor codes, intentional misrepresentation, concealment, negligent misrepresentation, false promises, breach of contract, conversion, breach of fiduciary duty, action for declaratory relief, unjust enrichment – quasi-contractual recovery, gross negligence and action for specific performance (the “Whitesell Action”). The complaint seeks compensation for alleged unpaid cash bonuses and stock plan awards totaling $3.0 million.  On April 20, 2011, a similar action (the “Stinson Action”) was brought against Fremont and FIL by former employees Steve Stinson, Brad R. Burton, Sophia Haliotis, Ronald James Claud, Lee Karny and Scott S. Manlin (collectively with Mr. Whitesell, the “Plaintiffs”).  Each of the Plaintiffs filed a Proof of Claim in the Bankruptcy Proceeding for an aggregate claim amount of $3.8 million.   Signature intends to defend itself vigorously in these matters.

National Credit Union Administration v. RBS Securities, et al. On June 20, 2011, The National Credit Union Association (“NCUA”), the regulator of federal credit unions, acting as liquidator of U.S. Central Federal Credit Union, filed a lawsuit in the U.S. District Court in Kansas for unspecified damages to be proven at trial against the underwriter, issuers and depositors of 29 RMBS offerings purchased by U.S. Central.  NCUA alleges that the defendants violated federal and state securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that U.S. Central invested a total of $1.7 billion in these RMBS offerings.  The Complaint names FMSC, as a depositor of $50 million in two RMBS offerings in 2006.  FMSC has not yet been served with the complaint, but intends to defend itself vigorously in this matter.

The Company is involved in additional disputes as summarized below.

Bankruptcy Professional Fee Disputes. On the Effective Date, Signature disputed a portion of the professional fees sought by seven different firms that were involved during Fremont’s bankruptcy proceedings. Between the Effective Date and December 31, 2010, settlements were reached with four of these firms resulting in Signature paying $0.9 million in 2010, in addition to the $2.7 million paid to them on the Effective Date. In 2011, we reached settlements with two other firms whose fees we disputed, resulting in the payment of $0.4 million in the second quarter of 2011. The outstanding disputed claims from the last firm that has not settled with Signature as of the date of this filing aggregates approximately $1.2 million. On May 6, 2011, the Bankruptcy Court took the remaining professional fee dispute under submission and indicated it would issue a written decision within 60 days of the hearing.

Unpaid Claims. On the Effective Date, Signature did not pay approximately $17.2 million in claims filed with the Bankruptcy Court (the “Unpaid Claims”). Signature has subsequently resolved $2.9 million in claims related to voluntary withdrawal and paid $3.0 million to various claimholders during the third quarter of 2010. We are actively seeking the voluntary withdrawal of, the settlement of, or have plans to object to all other Unpaid Claims in the Bankruptcy Court. Subsequent to the Effective Date, and after the claims bar date, Signature received an additional $2.7 million in claims. Signature does not believe it has any liability associated with these claims.

NOTE 13 — SUBSEQUENT EVENTS

The following information describes the Company's emergence from Chapter 11 bankruptcy proceedings and the related transactions and events associated with the Company's reorganization, including significant transactions and events subsequent to the Effective Date.

EMERGENCE FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS

On May 25, 2010, the Bankruptcy Court entered the Confirmation Order confirming the Plan, as amended on June 9, 2010, which was binding on all stockholders and creditors of Fremont on the Effective Date. The Confirmation Order provided for a number of material transactions and events as summarized below and more fully described in Note 2 – Significant Events During 2010.

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

Distributions
Pursuant to the Plan, on the Effective Date, Signature paid claims aggregating approximately $280.8 million to satisfy Allowed Claims, as defined in the Plan, and which are identified in the table below:

Distribution Amount
Class 1 (Allowed secured claims)	$8
Class 2 (Priority non-tax)	-
Class 3A (Non-note general unsecured creditors)	49,059
Class 3B (Senior Notes)	186,782
Class 3C (TOPrS)	45,000
Total	$280,849

In addition to the Allowed Claims identified above, the Company paid an additional $2.7 million on the Effective Date in professional fees to five firms involved in Fremont’s Bankruptcy Case. For additional information, see “Settlement with Professionals Involved in the Fremont bankruptcy case” below.

From January 1, 2010 through the Effective Date, Fremont entered into three residential loan repurchase settlement agreements. The Company paid approximately $28.3 million prior to the Effective Date with respect to such repurchase settlements.  See Note 11 ― Discontinued Operations for more information about the Company’s repurchase reserve liability.

Signature Common Stock Investment, Warrants Issuance and Registration Rights
Pursuant to the Plan, the Signature Investors purchased an aggregate of 12.5 million shares of Signature’s common stock for an aggregate $10.0 million in cash pursuant to the terms of subscription agreements between the Company and each of the Signature Investors. Additionally pursuant to the Plan, Signature issued the Warrants to the Warrant Investors for an aggregate cash purchase price of $300,000. The Warrants are exercisable for an aggregate of 15 million shares of common stock, have a term of 10 years and an exercise price of $1.03 per share. The Warrants vested 20% on the Effective Date and 20% in annual installments until the Warrants are fully vested on the fourth anniversary of the Effective Date. The $300,000 purchase price for the Warrants is payable as the Warrants vest. Accordingly, the Warrant Investors paid an aggregate amount of $60,000 on the Effective Date and will pay $60,000 in the aggregate on each subsequent vesting installment.

The Warrants include a ratchet anti-dilution protection provision which provides for a reduction in the exercise price of the Warrants if any common stock (or equivalents) of the Company are issued at a price per share less than the Exercise Price during the term of the Warrants. ASC 815 Derivatives and Hedging provides a scope exception for contracts such as warrants (that otherwise meet the definition of a derivative) issued by an entity that are both (i) indexed to its own stock and (ii) classified in shareholders’ equity. When this exception is satisfied, the financial instrument need not be recognized at fair value or (as applicable) the embedded feature need not be bifurcated from the host contract and separately accounted for at fair value. Rather, the warrants are accounted for by the issuer as equity. ASC 815-40 defines “indexed to an entities own stock” and addresses the determination of whether an embedded feature or a freestanding financial instrument that has all the characteristics of a derivative. An instrument would be considered indexed to an entity’s own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount or a fixed amount of a debt instrument issued by the entity. In this case, the settlement amount would not equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed exercise price. The exercise price would be adjusted if the Company (a) sells shares of its common stock for an amount less than $1.03 per share or (b) issues an equity-linked financial instrument with a strike price below $1.03 per share. Consequently, the settlement amount of the warrants can be affected by future equity offerings undertaken by the Company at the then-current market price of the related shares or the contractual terms of other equity-linked financial instruments issued in a subsequent period. Accordingly, equity treatment is not allowed and the warrants are required to be classified as a derivative liability and re-measured at fair value at each reporting period. The warrants were issued on the Effective Date. The Company valued the Warrants at $5.1 million on the issuance date using a lattice option pricing model.

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

New Management Team and Board of Directors
Signature emerged from bankruptcy proceedings with a new Board of Directors and, in conjunction with the resignations of Fremont’s Senior Management, a new management team. Pursuant to the Plan and on the Effective Date, Signature increased the size of its Board of Directors to nine (9) members. For additional information on the new management team and changes in the Board of Directors, refer to “D. Recent Developments” of Part I, Item 1 of the Comprehensive Form 10-K.

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

Senior Notes Settlement
On the Effective Date the holders of the Senior Notes were paid $186.8 million, which amount equaled 100% of the outstanding principal balance of the Senior Notes plus accrued and unpaid interest as of the Petition Date using the contractual, 7.875% interest rate, plus accrued and unpaid interest from Petition Date through Effective Date using the FJR of 2.51% plus an additional $1.5 million.

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

TOPrS Settlement
On the Effective Date, the TOPrS issued by the TOPrS Trust pursuant to the Amended and Restated Declaration of Trust, were extinguished, and TOPrS holders as of the Effective Date became entitled to receive a pro rata share of each of the following amounts as settlement of their claims:

•	$45.0 million in cash (the “Cash Consideration”), subject to charging liens of the TOPrS Trustee described below;

•
$39.0 million in Notes Payable maturing December 31, 2016, bearing 9.0% annual interest, payable quarterly commencing September 30, 2010 and continuing until the principal thereof is paid or made available for payment; and

•	21 million shares of Signature common stock

On June 11, 2010, Signature paid the Cash Consideration to the TOPrS Trustee. The TOPrS Trustee distributed $43.0 million to the TOPrS holders and retained $2.0 million as a charging lien pending the resolution of its fees in the bankruptcy case.  On June 17, 2011, the TOPrS Trustee released $1.6 million of the charging lien and distributed such amount to the holders of the TOPrS; the remaining $0.4 million is expected to be distributed no later than September 30, 2011.

On June 25, 2010, Signature issued the 21 million shares of common stock to the TOPrS holders, with each holder of TOPrS receiving its pro rata portion of the aggregate shares issued. On July 16, 2010, Signature issued the Notes Payable. The Notes Payable Indenture was qualified under the Trust Indenture Act of 1939 under cover of Form T-3 filed with the Commission on June 24, 2010, and became effective on July 15, 2010.

In connection with the TOPrS Settlement, the 9% Junior Subordinated Debentures, the TOPrS Indenture and the Amended and Restated Declaration of Trust and the TOPrS were each deemed extinguished, cancelled and of no further force or effect, and all obligations of the indenture trustee for the Junior Subordinated Debentures and Signature under any agreements, indentures, or certificates of designation governing the Junior Subordinated Debentures and TOPrS were discharged as of the Effective Date, except that the Junior Subordinated Debentures, TOPrS and the TOPrS Indenture continue in effect until such time that the TOPrS Trustee for the Junior Subordinated Debentures completes all distributions pursuant to the Plan, including the remaining sums due that are currently subject to the charging lien noted above.

Unpaid Claims
On the Effective Date, Signature did not pay approximately $17.2 million in Unpaid Claims of the Effective Date. Signature has subsequently resolved $2.9 million in claims related to voluntary withdrawal and paid $3.0 million to various claimholders during the third quarter of 2010. Signature is actively seeking the voluntary withdrawal of, the settlement of, or has plans to object to all other Unpaid Claims in the Bankruptcy Court. Subsequent to the Effective Date and after the claims bar date, Signature received an additional $2.7 million in claims. Signature does not believe it has any liability associated with these claims.

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

Notification of Review of Tax Refund
In February 2011, the Internal Revenue Service (“IRS”) notified the Company that its $24.8 million refund related to the carryback of its NOLs from the 2008 year to the taxable year periods 2003, 2004, and 2005 was subject to review by the Congressional Joint Committee on Taxation (the “Joint Committee”) and a request was made for the Company to provide certain information regarding the refund. Signature previously received $24.4 million, net of other potential tax liabilities of $0.4 million, on October 6, 2010. One of the pre-requisites to receiving such refund was completion by the IRS of its examination of Fremont’s consolidated tax returns for the years ended 2006 and 2007, which were finalized. Shortly after payment of the tax refund, the IRS withdrew its amended proof of claim filed in the Bankruptcy Court noting the claim had been satisfied.

Substantial Contribution Claims
Pursuant to the Plan, Signature was obligated to pay all Allowed Claims, which included payments of expenses of plan proponents and other parties in interest who the Bankruptcy Court deemed had made substantial contributions in Signature’s progress toward reorganization. The determination by the Bankruptcy Court relating to such Substantial Contribution Payments was not made until after the Effective Date, so these amounts are separate and apart from the Unpaid Claims described previously.  In the fourth quarter of 2010, Signature paid a total of $4.2 million in Substantial Contribution Payments, which represents the full amount of the Substantial Contribution Claims. Included in the $4.2 million was $3.8 million in administrative expense claim payments to affiliates of the Company, including $2.0 million to Signature Group Holdings, LLC, a management company controlled by two of our senior executives; $1.6 million to New World Realty Advisors, a partnership that one of our senior executives had an equity interest in; and $0.2 million to Jim McIntyre, our largest shareholder and a co-sponsor of the Plan.

Settlement with Professionals involved in the Fremont Bankruptcy Case
After the Effective Date, Signature engaged in settlement discussions with seven professional firms involved in the Fremont Bankruptcy Case. Between the Effective Date and December 31, 2010, settlements were reached with four of these firms resulting in Signature paying $0.9 million in 2010, which was in addition to the $2.7 million paid to such firms on the Effective Date. In 2011, Signature reached settlement with two of the firms whose fees were disputed, resulting in Signature paying $0.4 million in the second quarter of 2011. The outstanding disputed claims from the last firm that has not settled with Signature as of these financial statements aggregates approximately $1.2 million. On May 6, 2011, the Bankruptcy Court took the remaining professional fee dispute under submission and indicated it would issue a written decision within 60 days of the hearing.

Changes in Senior Management and the Board of Directors
On March 21, 2011, the Company appointed David Collett as a Senior Vice President and its Treasurer.  During 2011, the composition of the Signature Board of Directors has changed with the resignations of four members and the appointment of three new members to fill vacancies on the Board of Directors.

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

The initial grant for an aggregate of 316,267 shares of restricted stock occurred on October 27, 2010 and covered the period June 11, 2010 through December 31, 2010. The initial grant had an aggregate grant-date fair value of $0.3 million.  Each independent director received 45,181 shares of restricted stock having a value of $37,500. The restricted stock relating to this period vested on January 1, 2011.

On January 3, 2011, each of the seven independent members of the Board of Directors was issued 102,739 restricted shares of common stock. These restricted shares shall vest on December 31, 2011, subject to immediate vesting in the event of a change in control or other events. On grant date, the total number of restricted shares of common stock issued was 719,173, which had an aggregate fair value of $0.5 million.

On April 21, 2011, each of three newly appointed independent members of the Board of Directors was issued 75,640 restricted shares of common stock. These restricted shares shall vest on December 31, 2011, subject to immediate vesting in the event of a change in control or other events. On grant date, the total number of restricted shares of common stock issued was 226,920, which had an aggregate fair value of $0.2 million. Unvested restricted shares issued to former Board members were forfeited.

Business Combination
On February 18, 2011, Cosmed, Inc. (“Cosmed”), a newly-formed subsidiary of Signature, acquired certain assets and assumed certain of the liabilities of Costru Company, LLC (“Costru”) for consideration totaling $2.7 million.  Cosmed, which does business under the trade name CosmedicineTM, manufactures a line of skin care products for women, which is available in retail stores across the country.  Signature currently owns 92% of the outstanding common stock of Cosmed, with the remaining 8% of the outstanding stock being held by the former owners of Costru.

This new entity’s financial results will be consolidated into the Company’s financial statements and results of operation starting in the first quarter of 2011.  The purchase price allocation had not been finalized as of the date of these financial statements as the Company is in the process of completing the valuation of assets acquired and liabilities assumed from Costru.

Purchase of Senior Secured Debt
On February 22, 2011, Signature Credit Partners, Inc., a newly-formed, wholly-owned subsidiary of Signature, purchased $8.4 million in outstanding balance in defaulted senior secured debt of a manufacturing company that specializes in retail store fixtures and merchandise displays for $4.3 million.  While the senior secured debt is currently in default, it is the Company’s intent to restructure the loan relationship.

Reporting Delinquency under the Notes Payable Indenture
On May 17, 2011, Signature received a notice of default from the Notes Payable Trustee for not satisfying a covenant to file with the Notes Payable Trustee its periodic reports required to be filed under the Exchange Act with the Commission. Signature has until `filings of the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2010, September 30, 2010 and the Annual Report on Form 10-K for the year ended December 31, 2010, Signature will have cured the reporting delinquency set forth in the Notes Payable Trustee’s notice of default.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report, including, without limitation, matters discussed under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included in Signature Group Holdings, Inc.’s (“Signature,” formerly Fremont General Corporation (“Fremont”), or “Company”, “we,” “us” or “our”) Comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2009, 2008 and 2007 (the “Comprehensive Form 10-K”).  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in the Comprehensive Form 10-K under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission (“SEC”).

All forward looking statements set forth herein are qualified by these cautionary statements and are made only as of the date hereof. We undertake no obligation to update or revise the information contained herein, including without limitation any forward-looking statements whether as a result of new information, subsequent events or circumstances, or otherwise, unless otherwise required by law.

OVERVIEW

Signature, formerly known as “Fremont General Corporation”, is an externally managed financial services company that seeks to become a diversified business enterprise that is intended to generate strong, risk-adjusted return on equity while protecting shareholder capital.  We presently operate in two primary business lines: (i) Special Situation Lending and (ii) Strategic Acquisitions.  Additionally, we maintain and are managing certain legacy assets related to Fremont’s former businesses, which include a portfolio of subprime residential real estate mortgages, residential real estate, commercial real estate investments and litigation claims under fidelity insurance bonds Fremont held (“Legacy Assets”).  These Legacy Assets are being managed to maximize cash recoveries and value for our shareholders and will be redeployed into our long term business strategy over time.

Prior to its bankruptcy filing, Fremont operated as a financial services-holding company. Fremont’s operations were conducted primarily through its subsidiary, Fremont Investment and Loan (“FIL”), which was a California industrial bank regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). FIL was a significant participant in the residential and commercial mortgage lending industries and offered certificates of deposit and savings and money market deposit accounts through 22 retail banking branches in California.

After a nearly two year reorganization process, Fremont emerged from bankruptcy proceedings and filed Amended and Restated Articles of Incorporation with the Office of the Secretary of the State for the State of Nevada on June 11, 2010 (the “Effective Date”), which, among other things, changed Fremont’s name to that of Signature Group Holdings, Inc.  Previously, on May 25, 2010, the Bankruptcy Court had entered an order, as amended (the “Confirmation Order”), confirming Signature Group Holdings, LLC’s Fourth Amended Chapter 11 Plan of Reorganization of Fremont General Corporation, Joined by James McIntyre as Co-Plan Proponent, dated May 11, 2010, as amended (the “Plan”).

During the bankruptcy period, Fremont’s operations focused on maximizing the value of its assets, which, included the liquidation and sale of certain assets, minimizing its costs and liabilities through the negotiation and resolution of litigation, loan repurchase claims and other claims. In particular, Fremont managed its remaining residential and commercial loan portfolios, commercial real estate investments and other assets.  During the three months ended March 31, 2010 and 2009, the Company’s results of operations include reorganization items which are direct costs incurred by Fremont operating as a debtor-in-possession during bankruptcy proceedings.  These items include professional fees, trustee fees and other expenses incurred directly related to the bankruptcy filing, gains or losses resulting from activities of the reorganization process and interest earned on cash accumulated while in bankruptcy.

Presentation of Continuing Operations and Discontinued Operations. The presentation set forth below in this Management’s Discussion and Analysis and in the Company’s Unaudited Consolidated Financial Statements present the Company’s financial condition and results of operations in two separate categories, which are “Continuing Operations” and “Discontinued Operations.”  The continuing operations present the financial condition and results of operations for the assets, liabilities, businesses and operations that are consistent with Signature’s current business strategy.  The discontinued operations present the financial condition and results of operations for the assets, liabilities, businesses and operations that were sold or discontinued by Fremont and FIL prior to the Effective Date. See Note 11 ― Discontinued Operations of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information about the Company’s “Discontinued Operations.”

Presentation of Financial Information Due to Fremont’s Bankruptcy Proceedings. For the fiscal year 2009 and through June 11, 2010, the Company’s financial results reflect the impact of filing a voluntary petition for relief under the Bankruptcy Code in June 2008.  All liabilities incurred prior to the Petition Date are considered liabilities “subject to compromise”, unless they are fully secured by collateral.  The liabilities that are “subject to compromise” include the 7.875% Senior Notes due 2009 (the “Senior Notes”), the 9% Junior Subordinated Debentures (the “Junior Subordinated Debentures”), accrued interest payable, income taxes payable and other accounts payable and accrued expenses.  These liabilities represent estimates of known or potential pre-petition claims that were resolved or expected to be resolved in connection with the Chapter 11 case.  Liabilities of deferred compensation plans for the Fremont General Corporation 2003 Excess Benefit Plan (“Excess Benefit Plan”), the Fremont General Corporation Supplemental Executive Retirement Plan, as amended (“SERP”) and the Fremont General Corporation Supplemental Executive Retirement Plan II, as amended (“SERP II,” and together with SERP and Excess Benefit Plan, collectively, the “SERP Plans”) is not considered a liability subject to compromise as this liability was fully secured by its deferred compensation plan assets.

Material Weakness in Internal Control Over Financial Reporting.  As of March 31, 2010, the Company's internal control over financial reporting was not effective and it was determined that the material weakness identified as of December 31, 2009 had not been remediated.  The Company is currently working to remediate the material weakness in its internal control over financial reporting. See Item 4, “Controls and Procedures” of this Form 10-Q for more information about the Company’s assessment of its internal control over financial reporting and the related material weakness, as well as the Company’s continuing efforts to remediate such weakness.  Notwithstanding the assessment that the Company’s internal control over financial reporting was not effective and that there was a material weakness as discussed in Item 4 of this Form 10-Q, the Company  believes that the financial statements contained in this Form 10-Q and discussed in this Management’s Discussion and Analysis, fairly and accurately present the financial position, results of operations and cash flows for each of the periods ended March 31, 2010 and 2009 in all material respects.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Several of our policies are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain that affect the reported amount of assets and liabilities and revenues and expenses included in the consolidated financial statements.  Circumstances and events that differ significantly from those underlying the Company’s estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates.

The Company’s critical accounting policies include those that address (i) accounting for reorganizations, (ii) discontinued operations, (iii) restructuring charges, (iv) gain (loss) on loans held for sale, (v) fair value measurements, (vi) guarantees (repurchase reserves), (vii) valuation of loans held for sale, (viii) valuation of real estate owned and (iv) income taxes.  Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Comprehensive Form 10-K filed with the SEC on May 17, 2011. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

The Company has not made any significant changes in its critical accounting policies or its estimates and assumptions from those disclosed in the Comprehensive Form 10-K.

CONSOLIDATED FINANCIAL PERFORMANCE REVIEW

Three Months Ended March 31, 2010

The following is a summary of significant operating results for the three months ended March 31, 2010.

Continuing Operations:

•	Loss from continuing operations of $5.6 million for the three months ended March 31, 2010 as compared to $4.8 million for the comparable 2009 period.

•	Net interest expense of $1.1 million for the three months ended March 31, 2010 as compared to $0.8 million for the comparable 2009 period.

•	Non-interest expense of $1.7 million for the three months ended March 31, 2010 as compared to $1.8 million for the comparable 2009 period.

•	Reorganization items, net of $2.9 million for the three months ended March 31, 2010 as compared to $2.2 million for the comparable 2009 period.

Discontinued Operations:

•	Loss from discontinued operations of $4.7 million for the three months ended March 31, 2010 as compared to $24.1 million for the comparable 2009 period.

•	Non-interest income of $2.3 million for the three months ended March 31, 2010 as compared to an expense of $3.4 million for the comparable 2009 period.

―	Gain on loans held for sale of $2.2 million for the three months ended March 31, 2010 as compared to a loss of $3.0 million for the comparable 2009 period.

•	Non-interest expense of $7.8 million for the three months ended March 31, 2010 as compared to $22.1 million for the comparable 2009 period.

―	Compensation expense of $1.7 million for the three months ended March 31, 2010 as compared to $3.6 million for the comparable 2009 period.

―	Litigation expense of $1.0 million for the three months ended March 31, 2010 as compared to $9.0 million for the comparable 2009 period.

―	Professional fees of $2.7 million for the three months ended March 31, 2010 as compared to $4.6 million for the comparable period 2009 period.

CHANGES IN CONSOLIDATED FINANCIAL CONDITION

The following table presents selected components of the Company’s consolidated balance sheets as of March 31, 2010 and December 31, 2009.

(Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)	March 31,	December 31,
(Dollars in the thousands)	2010	2009
Cash and cash equivalents	$352,178	$355,698
Loans held for investment, net	2,074	2,132
Premises and equipment, net	2,589	2,623
Income taxes receivable	24,631	25,160
Other assets	3,269	3,435
Assets of discontinued operations	83,848	88,132
TOTAL ASSETS	$468,589	$477,180

Liabilities subject to compromise	$294,512	$293,366
Other liabilities	2,996	2,015
Liabilities of discontinued operations	90,290	90,652
TOTAL LIABILITIES	387,798	386,033
TOTAL SHAREHOLDERS' EQUITY	80,791	91,147
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$468,589	$477,180

March 31, 2010 compared to December 31, 2009

General
Total assets decreased by $8.6 million or 1.8% to $468.6 million at March 31, 2010 from $477.2 million at December 31, 2009, primarily as a result of a $3.5 million decrease in cash and cash equivalents and a $4.3 million decrease in assets of discontinued operations.  Total liabilities increased by $1.8 million or 0.5% to $387.8 million at March 31, 2010 from $386.0 million at December 31, 2009, primarily as a result of a $1.1 million increase in liabilities subject to compromise.

Total shareholders’ equity decreased to $80.8 million at March 31, 2010 from $91.1 million at December 31, 2009.    The decrease in shareholders’ equity is primarily related to the $10.4 million net loss for the three months ended March 31, 2010 which is discussed in more detail below under “Changes in Results of Consolidated Operations.”

Cash and cash equivalents
Cash and cash equivalents decreased $3.5 million to $352.2 million at March 31, 2010 from $355.7 million at December 31, 2009 primarily due to the $10.4 million net loss during the period, partially offset by $3.6 million in principal received on loans held for sale, net and $2.7 million in proceeds from liquidations of REO.

Liabilities subject to compromise
Liabilities subject to compromise increased $1.1 million to $294.5 million at March 31, 2010 from $293.4 million at December 31, 2009.  The increase was due to the increase in accrued interest on Senior Notes of approximately $1.1 million in accordance with the settlement with holders of the Senior Notes pursuant to which interest expense from Petition Date through Effective Date was based on the federal judgment rate (“FJR”) of 2.51%.

Assets and liabilities of discontinued operations
Assets of discontinued operations decreased to $83.8 million at March 31, 2010 as compared to $88.1 million at December 31, 2009.  Liabilities of discontinued operations decreased to $90.3 million at March 31, 2010 as compared to $90.7 million at December 31, 2009.  See discussion of “Changes in Financial Condition - Discontinued Operations” below.

Changes in Results of Consolidated Operations

The following table presents selected components of the Company’s consolidated statements of operations for the three months ended March 31, 2010 and 2009.

(Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Interest income	$95	$375
Interest expense	1,166	1,137
Net interest expense	(1,071)	(762)
Provision for loan losses	38	-
Net interest expense after provision for loan losses	(1,109)	(762)
Non-interest income	86	-
Non-interest expense	1,678	1,776
Loss from continuing operations before reorganization items and income taxes	(2,701)	(2,538)
Reorganization items, net	2,920	2,227
Loss from continuing operations before income taxes	(5,621)	(4,765)
Income taxes	-	-
Loss from continuing operations	(5,621)	(4,765)
Loss from discontinued operations, net of income taxes	(4,735)	(24,071)
Net loss	$(10,356)	$(28,836)

Three months ended March 31, 2010 compared to three months ended March 31, 2009

General
Net loss decreased $18.5 million to $10.4 million for the three months ended March 31, 2010 as compared to a net loss of $28.8 million for the three months ended March 31, 2009.  The decrease in net loss is primarily related to a $19.3 million decrease in loss from discontinued operations to $4.7 million for the three months ended March 31, 2010 partially offset by a $0.7 million increase in reorganization items, net to $2.9 million for the three months ended March 31, 2010.

Net interest expense
Net interest expense increased $0.3 million to $1.1 million for the three months ended March 31, 2010 as compared to $0.8 million for the three months ended March 31, 2009.  The increase is primarily related to a $0.3 million reduction in interest income associated with a declining loans held for investment portfolio due to principal pay downs and a reduction in yield on cash and cash equivalents related to declining interest rates.

Reorganization items, net
Reorganization items, net increased $0.7 million to $2.9 million for the three months ended March 31, 2010 as compared to $2.2 million for the three months ended March 31, 2009.  The increase is primarily related to $3.0 million in professional and legal fees associated with the reorganization, partially offset by a $50 thousand in interest income on cash accumulated in bankruptcy during the three months ended March 31, 2010 as compared to $2.5 million in professional and legal fees partially offset by $0.2 million in interest income on cash accumulated in bankruptcy during the three months ended March 31, 2009.

Loss from discontinued operations, net of income taxes
Loss from discontinued operations, net of income taxes decreased $19.3 million to a loss of $4.7 million for the three months ended March 31, 2010 as compared to $24.1 million for the three months ended March 31, 2009.  The decrease in loss from discontinued operations is primarily related to an increase of $5.6 million in non-interest income and a $14.3 million decrease in non-interest expense, partially offset by a $0.5 million reduction in interest income. See discussion of “Changes in Results of Operations - Discontinued Operations” below for additional detail.

CHANGES IN FINANCIAL CONDITION ― DISCONTINUED OPERATIONS

The following table presents selected components of the Company’s balance sheets for its discontinued operations at March 31, 2010 and December 31, 2009.

(Debtor-In-Possession for the period June 18, 2008 through June 11, 2010)	March 31,	December 31,
(Dollars in thousands)	2010	2009
Cash and cash equivalents	$493	$525
FHLB stock	2,146	2,146
Loans held for sale, net	48,549	53,409
Commercial real estate investments	8,896	9,072
Real estate owned, net	8,633	7,037
Asset held in trust for deferred compensation plans	11,842	11,792
Other assets	3,289	4,151
Total assets of discontinued operations	$83,848	$88,132

Repurchase reserve	$37,200	$37,200
Liabilities of deferred compensation plans	11,883	11,819
Liabilities subject to compromise	38,794	37,732
Other	2,413	3,901
Total liabilities of discontinued operations	$90,290	$90,652

March 31, 2010 compared to December 31, 2009

Loans held for sale, net
Loans held for sale, net primarily consist of first lien subprime residential mortgage loans originated by Fremont in periods prior to March 31, 2007.  Loans held for sale, net totaled $48.5 million consisting of $127.8 million in unpaid principal balance (“UPB”), net of a $79.6 million valuation allowance or 38.0% of UPB at March 31, 2010 as compared to $53.4 million consisting of $140.6 million in UPB, net of $87.7 million in valuation allowance or 38.0% of UPB at December 31, 2009.   The decrease is primarily related to $3.7 million in net transfers of loans held for sale to REO as a result of foreclosures and $4.6 million in borrower pay-offs and principal payments, partially offset by $2.5 million in reductions to the valuation allowance primarily attributable to borrower loan payoffs and principal payments. There were no loans sold during the three months ended March 31, 2010 and the year ended December 31, 2009.

The valuation allowance decreased $8.0 million to $79.6 million at March 31, 2010 from $87.7 million at December 31, 2009.  The decrease in valuation allowance was primarily related to charge-offs related to transfers of loans held for sale to REO at net realizable value and reductions in valuation allowance attributable to borrower pay-offs and principal payments.

As of March 31, 2010, non-accrual residential real estate loans totaled $60.2 million or 47.1% of UPB as compared to $67.3 million or 47.9% of UPB at December 31, 2009.  The weighted average yield on loans held for sale, net was 3.69% at March 31, 2010 as compared to 2.99% at December 31, 2009.

Commercial real estate investments
Commercial real estate investments primarily consist of FIL’s participation in community development projects and similar types of loans and investments which FIL maintained for compliance under the Community Reinvestment Act (“CRA”).  Commercial real estate investments are designated as held for sale.  Commercial real estate investments decreased by $0.2 million to $8.9 million at March 31, 2010 from $9.1 million at December 31, 2009.  The decrease was primarily related to $0.2 million in loan principal payments during the three months ended March 31, 2010.

Real estate owned, net (REO)
REO includes property acquired through foreclosure or deed in lieu of foreclosure and is recorded at fair value less estimated costs to sell at acquisition date.   REO totaled $8.6 million, net of valuation reserves of $1.0 million, at March 31, 2010 as compared to $7.0 million, net of valuation reserves of $1.4 million, at December 31, 2009.  The increase in REO was related to an increase in foreclosure activity and a reduction in valuation reserves, partially offset by sales of REO.  Loans held for sale transferred to REO at net realizable value (fair value less selling costs) totaled approximately $3.7 million during the three months ended March 31, 2010.   The increase was partially offset by REO sales totaling approximately $2.1 million during the three months ended March 31, 2010.  REO properties increased to 63 properties at March 31, 2010 as compared to 51 properties at December 31, 2009.

Repurchase reserve
The repurchase reserve is based on estimated losses expected to be incurred due to outstanding loan repurchase claims as well as potential future loan repurchases or claims on loans previously sold in whole loan sale transactions and securitizations.  In preparing its estimate for repurchase reserves, which includes both known and unknown claims, management considers the loan products, vintage, aging of repurchase claims, investor settlements and actual loss experience.  Management continues to update its repurchase reserve analysis quarterly based on developments affecting outstanding claims and makes adjustments it deems necessary.

Repurchase reserves totaled $37.2 million at March 31, 2010 and December 31, 2009.  The repurchase reserve considers settlements of repurchase claims negotiated with counterparties resolving a significant number of loan repurchase claims during the bankruptcy proceedings.  As part of Fremont’s bankruptcy case, several settlements with various institutional trustees and whole loan investors that had asserted repurchase claims against Fremont Reorganizing Corporation (“FRC”) were achieved.  The settlements were primarily resolved with Bankruptcy Court approval during the bankruptcy period from June 18, 2008 through June 11, 2010.  Outstanding claims totaled $257.5 million at March 31, 2010 as compared to $257.5 million at December 31, 2009.  New repurchase claim volume totaled $16.9 million for the three months ended March 31, 2010.

Liabilities subject to compromise
Liabilities subject to compromise increased to $1.1 million to $38.8 million at March 31, 2010 as compared to $37.7 million at December 31, 2009.  The increase is primarily related to additional litigation reserves associated with the negotiation of settlement agreements with multiple plaintiffs regarding outstanding litigation matters.  Pursuant to the Plan, on the Effective Date, claims aggregating approximately $36.5 million in litigation settlements were paid to satisfy Allowed Claims, as defined in the Plan.

Changes in Results of Operations - Discontinued Operations

In accordance with FASB ASC 205-20, loss after taxes from discontinued operations and the net loss on disposal of discontinued operations are reported in the consolidated statements of operations after income from continuing operations for all periods presented.

The following table presents selected components of the Company’s statements of operations for its discontinued operations for the three months ended March 31, 2010 and 2009.

(Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Interest income	$1,231	$1,747

NON-INTEREST INCOME:
Gain (loss) on loans held for sale	2,225	(2,981)
Loss on real estate owned, net	(112)	(739)
Other	139	338
Total non-interest income	2,252	(3,382)

NON-INTEREST EXPENSE:
Compensation	1,713	3,591
Professional fees	2,734	4,588
Insurance	1,744	2,249
Litigation	1,032	9,000
Other	567	2,698
Total non-interest expense	7,790	22,126
Loss from discontinued operations before reorganization items, net and income taxes	(4,307)	(23,761)
Reorganization items, net	278	310
Loss from discontinued operations before income taxes	(4,585)	(24,071)
Income tax expense	150	-
Loss from discontinued operations	$(4,735)	$(24,071)

Three months ended March 31, 2010 compared to three months ended March 31, 2009

General
Loss from discontinued operations decreased $19.3 million to a loss of $4.7 million for the three months ended March 31, 2010 as compared to a loss of $24.1 million for the three months ended March 31, 2009.  The decrease in loss from discontinued operations is primarily related to an increase of $5.6 million in non-interest income and a $14.3 million decrease in non-interest expense, partially offset by a $0.5 million reduction in interest income.

Interest income
Interest income decreased $0.5 million to $1.2 million for the three months ended March 31, 2010 as compared to $1.7 million for the three months ended March 31, 2009.  The decrease in interest income is primarily related to a reduction in interest related to the financing of servicing advances associated with the sale of mortgage servicing rights and a reduction in interest on loans held for sale.  Other interest income declined to zero for the three months ended March 31, 2010 as compared to $0.3 million for the three months ended March 31, 2009.  The decrease was associated with the repayment of outstanding servicing advances in the second quarter of 2009 that were financed by FIL to a third-party.  Loan interest income declined to $1.2 million for the three months ended March 31, 2010 as compared to $1.3 million for the three months ended March 31, 2009.  The decrease was associated with a reduction of the residential loans held for sale portfolio due to loans transferred to REO at the time of foreclosure, borrower payoffs and principal payments.

Non-interest income
Non-interest income increased $5.6 million to $2.3 million for the three months ended March 31, 2010 as compared to an expense of $3.4 million for the three months ended March 31, 2009.  The increase in non-interest income is primarily related to a $5.2 million increase in gain on loans held for sale and a $0.6 million decrease in loss on real estate owned, net.

Gain (loss) on loans held for sale
Gain on loans held for sale increased $5.2 million to a gain of $2.2 million for the three months ended March 31, 2010 as compared to a loss of $3.0 million for the three months ended March 31, 2009.  The gain for the three months ended March 31, 2010 is primarily related to a reversal of $2.5 million in provision for valuation allowance for loans held for sale primarily related to a decline in borrower delinquencies, borrower pay-offs and principal payments.  The loss on loans held for sale for the three months ended March 31, 2009 is primarily related to $3.0 million in lower of cost or market write-downs on the loans held for sale portfolio associated with increased borrower delinquencies and increases in loss severities associated with the deterioration in the mortgage market and related home price declines.

Loss on real estate owned, net
Loss on real estate owned, net decreased $0.6 million to $0.1 million for the three months ended March 31, 2010 as compared to $0.7 million for the three months ended March 31, 2009.  The decrease is primarily due to a $0.7 million reduction in additional impairment write-downs subsequent to foreclosure.  REO expenses increased by $0.6 million and were offset by a $0.6 million increase in gain on sale of REO for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  The increase in REO expenses is associated with increased levels of REO properties during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Non-Interest expense
Non-interest expense decreased $14.3 million to $7.8 million for the three months ended March 31, 2010 as compared to $22.1 million for the three months ended March 31, 2009.  The decrease in non-interest expense is primarily related to a $1.9 million reduction in compensation expense, a $1.9 million decrease in professional fees, a $0.5 million decrease in insurance expense, an $8.0 million decrease in litigation expense and a $2.1 million decrease in other non-interest expense.

Compensation
Compensation expense decreased $1.9 million to $1.7 million for the three months ended March 31, 2010 as compared to $3.6 million for the three months ended March 31, 2009.  The decrease in compensation is primarily related to reductions in personnel associated with previously disposed businesses and reduced operations related to other discontinued business activities.

Professional fees
Professional fees decreased $1.9 million to $2.7 million for the three months ended March 31, 2010 as compared to $4.6 million for the three months ended March 31, 2009.  The decrease is primarily related to reduced operating activities.  Professional fees primarily related to litigation costs and other professional services associated with the former insurance, banking and residential lending divisions of FIL.  Professional fees directly related to the bankruptcy filing are classified under reorganization items, net.

Insurance
Insurance expense decreased $0.5 million to $1.7 million for the three months ended March 31, 2010 as compared to $2.2 million for the three months ended March 31, 2009.  The decrease is primarily related to the run-off of directors and officers and fiduciary liability policies associated with discontinued operations and former directors and officers prior to the Effective Date.

Litigation
Litigation expense decreased $8.0 million to $1.0 million for the three months ended March 31, 2010 as compared to $9.0 million for the three months ended March 31, 2009.  The decrease is primarily related to reduced litigation accruals recorded in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 as certain legal matters had been resolved.  The litigation settlement expense for the three months ended March 31, 2010 is primarily related to the $1.4 million judgment against Fremont related to a wrongful termination lawsuit filed by a former employee of FRC.  See Part II, Item 1 Legal Proceedings in this Form 10-Q for additional information on this matter.  The litigation settlement expense for the three months ended March 31, 2009 is primarily associated with the negotiation and settlements related to cases involving the Bank of New York and California Insurance Commissioner.  See Part I, Item 3 Legal Proceedings in the Comprehensive Form 10-K for further detail on these litigation settlements.

Other
Other non-interest expense decreased $2.1 million to $0.6 million for the three months ended March 31, 2010 as compared to $2.7 million for the three months ended March 31, 2009.  The decrease is primarily related to reductions in personnel, office space, information technology and other operating expenses associated with discontinued operations.

Reorganization items, net
Reorganization items, net are expense or income items that were incurred or realized by the Company as a result of the bankruptcy. These items include professional fees, trustee fees and other expenses incurred directly related to the bankruptcy filing, gains or losses resulting from activities of the reorganization process and interest income earned on cash accumulated by Fremont while in bankruptcy. See Note 10 — Debtor-In-Possession Financial Information in the Consolidated Financial Statements which are included in Part I, Item 1 of this Form 10-Q for further detail on reorganization items, net.

Reorganization items, net totaled $0.3 million for the three months ended March 31, 2010 and 2009 related to professional and legal fees associated with the reorganization during the respective periods.

Income taxes
Income tax expense increased $0.2 million to an income tax provision of $0.2 million for the three months ended March 31, 2010 as compared to zero for the three months ended March 31, 2009.  The income tax provision for the three months ended March 31, 2010 is primarily related to state minimum income tax liabilities.

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

Distributions. Pursuant to the Plan, on the Effective Date, Signature paid claims aggregating approximately $280.8 million to satisfy Allowed Claims, as defined in the Plan, and which are identified in the table below (dollars in thousands):

Distribution Amount
Class 1 (Allowed secured claims)	$8
Class 2 (Priority non-tax)	-
Class 3A (Non-note general unsecured creditors)	49,059
Class 3B (Senior Notes)	186,782
Class 3C (TOPrS)	45,000
Total	$280,849

In addition to the Allowed Claims identified above, the Company paid an additional $2.7 million on the Effective Date in professional fees to five firms involved in Fremont’s bankruptcy case.  Between the Effective Date and December 31, 2010, additional settlements were reached with professional firms resulting in the Company paying $0.9 million.

Additionally, pursuant to various settlement agreements related to repurchase reserve matters, and with Bankruptcy Court approval, Fremont paid out an additional $28.3 million during the weeks leading up to the Effective Date.

Signature Common Stock Investment and Warrants Issuance. On the Effective Date, the Signature Investors purchased an aggregate of 12.5 million shares of Signature’s common stock for an aggregate of $10 million in cash pursuant to the terms of subscription agreements between the Company and each of the Signature Investors. Additionally, pursuant to the Plan, Signature issued the Warrants, which were exercisable for an aggregate of 15 million shares of Signature’s common stock for an aggregate cash purchase price of $300,000. The Warrants have a term of 10 years and an exercise price of $1.03 per share. The Warrants vest 20% on the Effective Date and 20% in annual installments until the Warrants are fully vested on the fourth anniversary of the Effective Date. The $300,000 purchase price for the Warrants is payable as the Warrants vest. Accordingly, the Warrant Investors paid an aggregate amount of $60,000 on the Effective Date and will pay $60,000 in the aggregate on each subsequent vesting installment.  For additional information about the issuance and sale of the Signature common stock and the Warrants, see Note 2 ― Significant Events During 2010 of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Subsequent to the aforementioned distributions and the issuance and sale of Signature common stock and the Warrants, the Company had approximately $49.1 million in cash and cash equivalents at June 30, 2010.  Additionally, in October 2010, the Company received an IRS tax refund of $24.4 million, net of $0.4 million in other potential tax liabilities, related to the carryback of the Company’s 2008 NOLs to the taxable year periods 2003, 2004 and 2005.  At December 31, 2010, the Company had approximately $71.0 million in cash and cash equivalents. In February 2011, the IRS notified the Company that the $24.8 million refund was subject to review.  For more information, see Note 13 ― Subsequent Events in the Notes to Unaudited Consolidated Financial Statement included in Part I, Item 1 of this Form 10-Q.

Sources and Uses of Liquidity

January 2009 through Effective Date (June 11, 2010)
During the bankruptcy period, Fremont’s operations focused on maximizing the value of its assets, which, included the liquidation and sale of certain assets, minimizing its costs and liabilities through the negotiation and resolution of litigation, loan repurchase claims and other claims.  In particular, the Company managed its cash and cash equivalents, as well as the remaining residential and commercial loan portfolios, commercial real estate investments and other assets.  During 2009 and through the Effective Date, the Company’s results and uses of liquidity reflect the impact of filing for bankruptcy, including significant professional fees and other reorganization expenses, as well as litigation expenses related to the negotiation and settlement of legal matters.

Emergence from Chapter 11 Bankruptcy Proceedings
Subsequent to the Effective Date, Signature’s primary sources of liquidity includes cash and cash equivalents of Fremont. Signature also has Legacy Assets related to Fremont’s prior businesses, which include a residential mortgage portfolio, residential real estate, and certain other investments that generate income. These Legacy Assets are being managed to maximize recoveries and value for shareholders and will be redeployed into Signature’s business strategy over time.  Additionally, Signature has alternative sources of liquidity available to fund its business and operations, including, but not limited to funds generated from implementing its new business strategy described below, borrowings from third-party lenders and debt and equity offerings.

Pursuant to the Plan, Signature operates in two primary business lines: (i) Special Situation Lending and (ii) Strategic Acquisitions. Sources of cash flows from Special Situation Lending may include principal and interest collections from senior secured and junior secured debt financing as well as investment returns from corporate bonds, trade claims, and other structured debt instruments. Sources of cash flows from Strategic Acquisitions may include operating cash flows from the direct purchase of a controlling interest, and in some cases all or substantially all of its equity securities of an operating business or through a structured debt transaction that results in obtaining a significant equity interest from a debt-for-equity conversion, bankruptcy or foreclosure event, or other transactions.

Subsequent to the Effective Date, Signature’s primary uses of liquidity includes operating expenses associated with the management of the Company’s business, including the Legacy Assets, professional fees and related expenses associated with reorganization, the SEC compliance project, and litigation, and interest payments on the Notes Payable. Additionally, pursuant to the Plan, uses of liquidity are expected to include funding of structured debt instruments, investments and acquisitions of businesses.

Summary of Cash Flows

Net cash used in operating activities

During the three months ended March 31, 2010, net cash used in operating activities totaled $6.2 million. The cash used in operating activities primarily relates to the $10.4 million net loss during the period, partially offset by $3.6 million in principal collections from loans held for sale, net.

During the three months ended March 31, 2009, net cash used in operating activities totaled $6.2 million. The cash used in operating activities primarily relates to $5.4 million in collections of servicing advances and $2.3 million in principal collections from loans held for sale, net.

Net cash provided by investing activities

During the three months ended March 31, 2010, net cash provided by investing activities totaled $2.7 million. The cash provided by investing activities primarily relates to proceeds of $2.7 million from the sale of REO.

During the three months ended March 31, 2009, net cash provided by investing activities totaled $2.7 million. The cash provided by investing activities primarily relates to $3.7 million in proceeds received from the sale of commercial real estate investments and $0.6 million in proceeds from the sale of REO, offset by $1.1 million in capital contributed for funding commitments on commercial real estate investments.

Net cash used in financing activities

During the three months ended March 31, 2010 and 2009, there were no activities within financing activities as Fremont operated its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court.

OFF-BALANCE SHEET ARRANGEMENTS

Prior to 2007, Fremont securitized a portion of its residential real estate loans. Securitization was a process of transforming the loans into securities sold to investors. The loans were first sold to a special purpose corporation, which then transferred them to a Qualified Special Purpose Entity (“QSPE”) which was legally isolated from Fremont. The QSPE, in turn, issued interest-bearing securities, commonly known as asset-backed securities, which were secured by the future cash flows to be derived from the securitized loans. The QSPE used the proceeds from the issuance of the securities to pay the purchase price of the securitized loans.

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations at March 31, 2010 are summarized by contractual maturity in the following table:

	Payments Due by Period
(Dollars in thousands)	Total	Currently Due	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Senior Notes due 2009	$166,530	$166,530	$-	$-	$-	$-
Junior Subordinated Debentures	103,093	-	-	-	-	103,093
TOTAL	$269,623	$166,530	$-	$-	$-	$103,093

On the Effective Date, a settlement was reached with the holders of the Senior Notes, resulting in the payment of $186.8 million, which amount equaled 100% of the outstanding principal balance of the Senior Notes plus accrued and unpaid interest as of the Petition Date using the contractual, 7.875% interest rate, plus accrued and unpaid interest from Petition Date through Effective Date using the FJR of 2.51% plus an additional $1.5 million (the “Senior Note Settlement”).  Additionally, on the Effective Date, the Junior Subordinated Debentures were restructured through the settlement of the TOPrS which included a cash payment of $45.0 million, $39.0 million in new notes and 21 million shares of Signature common stock (the “TOPrS Settlement”).  See Note 2 ― Significant Events During 2010 of the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for more information about the Senior Note Settlement and TOPrS Settlement.

We also have repurchase reserve liabilities related to residential real estate loans that were sold that are subject to standard industry representations and warranties that may require the Company to repurchase certain loans. Additional information concerning repurchase reserves included in discontinued operations is included in Note 11 – Discontinued Operations of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

Not applicable to smaller reporting companies.

Item 4.   Controls and Procedures

Overview
Signature successfully emerged from bankruptcy proceedings on June 11, 2010 with a new Board of Directors, which has an audit committee made up entirely of independent members of the Board of Directors. In July 2010, a new senior management team of Signature was appointed.  With the assistance of financial consultants, the new management team under the oversight of the audit committee focused its resources on undertaking the project of completing all of Signature’s delinquent Exchange Act periodic reports and the related financial statements as soon as practicable, including this Form 10-Q.

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out by our management, with the participation of our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“Interim CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the CEO and Interim CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level, due to the identification of a material weakness, as discussed below and in more detail in the Comprehensive Form 10-K.

Material Weakness
In connection with its assessment of the Company’s internal control over financial reporting as of December 31, 2009, management identified a material weakness related to our effectiveness of internal control over financial reporting.  The Company did not maintain a sufficient number of financial and accounting staff personnel with the appropriate level of accounting knowledge and experience in order to timely provide accurate and reliable financial statements of the Company that were prepared and reviewed in accordance with GAAP.

Ongoing Remediation of Material Weakness
The Company has devoted virtually all of its accounting resources to completing its delinquent filings under Section 13 or 15(d) of the Exchange Act, including preparing and filing the Comprehensive Form 10-K on May 17, 2011, preparing and filing of this Form 10-Q, as well as its other quarterly reports for the 2010 fiscal year and its Annual Report on Form 10-K for December 31, 2010. As a result, the Company has not had the resources available to address or remediate the material weakness in the Company’s internal control over financial reporting. In particular, management has yet to install internal control systems and procedures that provide the necessary level of assurance regarding the accuracy of the Company’s financial reporting that will not require the use of outside financial consultants and the type of additional review and other procedures that has been undertaken in connection with the preparation of the financial statements contained in this Form 10-Q. However, the Company has taken the following steps during fiscal 2010 and during the first half of 2011 to attempt to remediate the material weakness in the Company’s internal control over financial reporting:

-
Management has developed, adopted and documented formal accounting and reporting policies with respect to all significant transactions that are relevant to its business and necessary to properly account for and report our results for the periods presented in this Form 10-Q.  This includes policies regarding segment reporting, accounting for reorganizations (accounting during bankruptcy), discontinued operations, adoption of new accounting policies, accounting for mortgage related assets (such as mortgage loans held for sale), accounting for derivatives, and accounting for repurchase and litigation reserves.

-
Management is strengthening its policies and procedures related to critical accounting policies, including assets and liabilities that require management to make estimates and assumptions such as fair value measurements.  Some of these procedures have been implemented as of the date of the filing of this Form 10-Q.

-
Management has been able to reorganize the accounting group and has recruited new, experienced accounting and finance employees to oversee the accounting function on a go-forward basis. The Company continues to use consultants in some areas, but these areas are limited and will be transitioned to full time employees in the near future.

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

Changes in Internal Controls over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are currently a defendant in various legal actions and asserted claims in connection with the prior business and operations of Fremont and its subsidiaries and in the normal course of business. We anticipate that we will become involved in new litigation matters from time to time in the future.  We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of our assessment of its legal position.  The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position.    For additional information concerning material pending and threatened litigation actions and proceedings against the Company, see Part I, Item 3. Legal Proceedings in the Comprehensive Form 10-K

The following are material legal proceedings that occurred during the first quarter of 2010.

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

Faigin Matter. On January 15, 2009, Alan Faigin, a former General Counsel of Fremont, filed a Complaint against FRC in the California Superior Court, County of Los Angeles. On February 3, 2010 Mr. Faigin filed an amended Complaint alleging wrongful termination, breach of his employment agreement, breach of the implied covenant of good faith and fair dealing, fraud and misrepresentation, negligent misrepresentation and violation of various California labor codes, among other allegations under a “joint employer” theory. In February 2010, a jury awarded Alan Faigin damages in the amount of approximately $1.4 million in connection with the Faigin Matter (Refer to Item 3. Legal Proceedings in the Comprehensive Annual Report on Form 10-K filed with the SEC). Signature is appealing the judgment. As a requirement of the appeal process, a cash bond was posted by Signature in the amount of approximately $2.1 million with the Court. Appellate briefs have not yet been filed and a hearing date has not yet been scheduled.

Item 1A. Risk Factors

The Comprehensive Form 10-K includes a detailed discussion of risk factors associated with Business Risks and Risks Related to an Investment in Our Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Item 5.  Other Information

None.

Item 6. Exhibits

(a)(3) and (b) Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE GROUP HOLDINGS, INC.

Dated: July 1, 2011	By:	/s/ Craig Noell
Craig Noell
President and Chief Executive Officer

Dated: July 1, 2011	By:	/s/ Kyle Ross
Kyle Ross
Executive Vice President
Interim Chief Financial Officer and Assistant Secretary
(Principal Accounting and Financial Officer)