Form 10-Q
period 2010-06-30
SIGNATURE GROUP HOLDINGS INC
filed 2011-07-05
CIK 38984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
 1934
For the Quarterly Period Ended June 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.      ☐ Yes  ☑ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

SIGNATURE GROUP HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2010

-i-

EXPLANATORY NOTE

Signature Group Holdings, Inc. (“Signature,” formerly Fremont General Corporation (“Fremont”), or “Company”, “we,” “us” or “our”) is filing this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2010 (the “Form 10-Q”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This Form 10-Q is being filed contemporaneously with the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010, and September 30, 2010, and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which have not been previously filed.

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

For a more complete understanding of the matters involving the Company, this Form 10-Q should be read together with the Comprehensive Form 10-K as well as the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, and September 30, 2010, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 that were filed simultaneously with this Form 10-Q.

-ii-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Signature Group Holdings, Inc.
Debtor-In-Possession (for the period June 18, 2008 through June 11, 2010)
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars and shares in thousands, except per share amounts)	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$48,610	$355,698
Loans held for investment, net	2,018	2,132
Premises and equipment, net	2,557	2,623
Income taxes receivable	24,631	25,160
Other assets	281	3,435
Assets of discontinued operations	79,687	88,132
TOTAL ASSETS	$157,784	$477,180

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Notes payable	$39,000	$-
Warrant liability	4,926	-
Liabilities subject to compromise	-	293,366
Other liabilities	9,819	2,015
Liabilities of discontinued operations	13,113	90,652
TOTAL LIABILITIES	66,858	386,033

Commitments and contingencies (Note 15)

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 10,000 and 2,000 shares authorized at June 30, 2010 and December 31, 2009, respectively; none issued or outstanding	-	-
Common stock, $0.01 par value; 190,000 and 150,000 shares authorized at June 30, 2010 and December 31, 2009, respectively; 111,880 and 78,380 shares issued and outstanding at June 30, 2010 and at December 31, 2009, respectively	1,119	784
Treasury stock	(630)	-
Additional paid-in capital	444,470	423,039
Accumulated deficit	(354,033)	(332,056)
Deferred compensation	-	(620)
TOTAL SHAREHOLDERS' EQUITY	90,926	91,147
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$157,784	$477,180

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Debtor-In-Possession (for the period June 18, 2008 through June 11, 2010)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June
(Dollars and shares in thousands, except per share amounts)	2010	2009	2010	2009

Interest income	$80	$416	$175	$791
Interest expense	1,131	1,154	2,297	2,291
Net interest expense	(1,051)	(738)	(2,122)	(1,500)
Provision for loan losses	-	-	38	-
Net interest expense after provision for loan losses	(1,051)	(738)	(2,160)	(1,500)

NON-INTEREST INCOME:
Change in fair value of warrant liability	179	-	179	-
Other	-	351	86	351
Total non-interest income	179	351	265	351

NON-INTEREST EXPENSE:
Professional fees	532	186	544	974
Compensation	414	337	925	649
Insurance	774	606	1,622	1,208
Management fee	65	-	65	-
Other	292	224	599	298
Total non-interest expense	2,077	1,353	3,755	3,129

Loss from continuing operations before reorganization items and income taxes	(2,949)	(1,740)	(5,650)	(4,278)
Reorganization items, net	7,130	1,927	10,050	4,154
Loss from continuing operations before income taxes	(10,079)	(3,667)	(15,700)	(8,432)
Income tax expense	-	-	-	-
Loss from continuing operations	(10,079)	(3,667)	(15,700)	(8,432)
Loss from discontinued operations, net of income taxes	(1,542)	(23,629)	(6,277)	(47,700)
Net loss	$(11,621)	$(27,296)	$(21,977)	$(56,132)

LOSS PER SHARE:
Basic and diluted:
Loss from continuing operations	$(0.12)	$(0.05)	$(0.19)	$(0.11)
Loss from discontinued operations, net of income taxes	(0.02)	(0.30)	(0.08)	(0.61)
Net Loss	$(0.14)	$(0.35)	$(0.27)	$(0.72)

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Debtor-In-Possession (for the period June 18, 2008 through June 11, 2010)
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock
(Dollars and shares in thousands)	Number of Outstanding Shares	Amount	Number of Outstanding Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Total
Balance at December 31, 2009	-	$-	78,380	$784	$-	$423,039	$(332,056)	$(620)	$91,147
Net loss	-	-	-	-	-	-	(21,977)	-	(21,977)
Issuance of common shares to TOPrS	-	-	21,000	210	-	16,590	-	-	16,800
Issuance of common shares and warrants	-	-	12,500	125	-	4,831	-	-	4,956
GSOP fair value adjustment	-	-	-	-	-	10	-	(10)	-
Reclassification of deferred compensation to treasury stock	-	-	-	-	(630)	-	-	630	-
Balance at June 30, 2010	-	$-	111,880	$1,119	$(630)	$444,470	$(354,033)	$-	$(90,926)

Signature Group Holdings, Inc.
Debtor-In-Possession (for the period June 18, 2008 through June 11, 2010)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(21,977)	$(56,132)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	6,277	47,700
Depreciation and amortization	66	108
Change in fair value of warrant liability	(179)	-
Provision for loan losses	38	-
Gain on extinguishment of debt - TOPrS	(3,530)	-
Senior debt claims paid	(183,267)	-
TOPrS claims paid	(45,000)	-
Changes in operating assets and liabilities:
Other assets	62	224
Other liabilities	5,128	(1,699)
Accrued interest payable	-	2,199
Income taxes receivable	529	(23,454)
Net cash (used in) provided by operating activities of discontinued operations	(80,975)	51,540
Net cash (used in) provided by operating activities	(322,828)	20,486

Cash flows from investing activities:
Principal changes on loans held for investment	76	40
Proceeds from disposals of premises and equipment	-	12
Net cash provided by investing activities of discontinued operations	5,571	5,329
Net cash provided by investing activities	5,647	5,381

Cash flows from financing activities:
Issuance of shares and warrants	10,060	-
Net cash provided by financing activities	10,060	-

(Decrease) increase in cash and cash equivalents	(307,121)	25,867
Cash and cash equivalents, beginning of period	356,223	334,684
Cash and cash equivalents, end of period	$49,102	$360,551

Cash and cash equivalents, end of period - continuing operations	48,610	360,026
Cash and cash equivalents, end of period - discontinued operations	492	525
Cash and cash equivalents, end of period	$49,102	$360,551

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$18	$199
Cash paid for interest	23,081	-
Notes payable issued as partial settlement of TOPrS	39,000	-
Common stock issued as partial settlement of TOPrS	16,800	-
Transfers of loans to real estate owned	7,711	2,473

See accompanying notes to consolidated financial statements

Signature Group Holdings, Inc.
Debtor-In-Possession (for the period June 18, 2008 through June 11, 2010)
Notes to Unaudited Consolidated Financial Statements

NOTE 1 — BUSINESS AND OPERATIONS

Signature Group Holdings, Inc. (“Signature” or the “Company”), formerly known as “Fremont General Corporation,” (“Fremont”) is an externally managed financial services company that operates in two primary business lines: (i) Special Situation Lending and (ii) Strategic Acquisitions.  Additionally, Signature maintains and is managing certain assets related to Fremont’s former businesses, which include a portfolio of subprime residential real estate mortgages, residential real estate, commercial real estate investments and litigation claims under fidelity insurance bonds Fremont held (“Legacy Assets”).  The Legacy Assets are being managed to maximize cash recoveries and value for Signature’s shareholders and will be redeployed into its long term business strategy over time.

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

Since the Effective Date, the business and operations of the Company have been under new management.  Signature’s business plan and strategic initiatives are based upon the business plan that was included in the Plan, which was confirmed by the Bankruptcy Court and was approved by 69.6% of the Company’s then outstanding common shares, 88.7% of its then outstanding 9% Trust Originated Preferred Securities (the “TOPrS”), and a majority of all other impaired creditor classes.  With the exception of the management of the Legacy Assets, the Company has no plans to operate in the banking or consumer mortgage lending businesses that Fremont and its subsidiary, Fremont Investment and Loan (“FIL”)  previously conducted.  Signature remains a financial services company and plans to continue providing financing for various commercial purposes.

Signature’s business is primarily funded by the asset base of the reorganized company.  On the Effective Date, and pursuant to the Plan, the Company distributed approximately $280.8 million to Fremont’s creditors.  Additionally, pursuant to various settlement agreements related to residential loan repurchase liabilities, and with Bankruptcy Court approval, Fremont paid out an additional $28.3 million during the weeks leading up to the Effective Date.  After factoring in these significant distributions, the Company’s assets and shareholders’ equity at June 30, 2010 were approximately $157.8 million and $90.9 million, respectively.

To manage its business affairs, Signature entered into an Interim Investment Management Agreement dated June 11, 2010 (“Interim Management Agreement”) with Signature Capital Advisers, LLC (“SCA”), a management company that is owned and managed by experienced professionals with backgrounds and experience in commercial finance, distressed debt acquisition, merchant banking and private equity.  SCA’s principals and employees, who include Craig Noell, Signature’s Chief Executive Officer; Kenneth Grossman, its Executive Vice President; Kyle Ross, its Executive Vice President and interim Chief Financial Officer; David Collett, its Senior Vice President and Treasurer, and Thomas Donatelli, who is an executive of SCA, have an established track record of identifying, structuring, and managing transactions in Signature’s targeted business lines.

NOTE 2 — SIGNIFICANT EVENTS DURING 2010

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

Consolidations of Fremont Subsidiaries.  On the Effective Date, Fremont completed a two step merger transaction in which Fremont General Credit Corporation (“FGCC”), a wholly owned subsidiary of Fremont, merged with and into Fremont (the “FGCC Merger”) and then Fremont Reorganizing Company, formerly known as FIL, merged with and into Fremont (the “FRC Merger”), with Fremont as the surviving corporation in both mergers.  The FGCC Merger was consummated in accordance with the terms and conditions of the Plan of Merger between Fremont and FGCC dated June 11, 2010 (the “FGCC Merger Plan”), and the FRC Merger was consummated pursuant to the Plan of Merger between Fremont and Fremont Reorganizing Corporation (“FRC”) dated June 11, 2010 (“FRC Merger Plan”).  Pursuant to the Confirmation Order, the new members of the Board of Directors and shareholders of Fremont, now known as Signature were deemed to approve and adopt both the FGCC Merger Plan and the FRC Merger Plan in accordance with Nevada law.  Following the consummation of the FGCC Merger and the FRC Merger on the Effective Date, the assets of FGCC and FRC became the assets of Signature and any existing liabilities of FGCC and FRC, any guarantees by FGCC or FRC of any obligation of Fremont and any joint and several liabilities of FGCC and FRC became obligations of Signature. All of the stock of FGCC and FRC was canceled and all intercompany claims and obligations of Fremont, FGCC and FRC were eliminated.

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

In connection with the issuance and sale of the Signature common stock and the Warrants, Signature, the Signature Investors and the Warrant Investors entered into a registration rights agreement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, Signature is required to use commercially reasonable efforts to register the resale of the shares of common stock issued to the Signature Investors and issuable to the Warrant Investors upon the exercise of Warrants in accordance with the requirements of the Securities Act pursuant to a resale shelf registration statement on Form S-3 or Form S-1, if the Company is not eligible to use Form S-3.  Signature intends to file such registration statement as soon as practicable after Signature achieves compliance with all of its Exchange Act reporting obligations.  Regardless of when any such registration statement is filed or declared effective, the shares of common stock issued to non-affiliate Signature Investors (but not the shares issuable upon a cash exercise of the Warrants) may be resold immediately and without restriction in reliance upon Rule 144 promulgated under the Securities Act to the extent such safe harbor provision is available.

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

The Company’s common stock and additional paid-in capital accounts for all periods presented in the consolidated financial statements and notes thereto have been retroactively adjusted to reflect the change in par value of common stock on the Effective Date.

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

TOPrS Settlement.  On the Effective Date, the TOPrS issued by Fremont General Financing I, a statutory business trust (the “TOPrS Trust”) pursuant to the Amended and Restated Declaration of Trust dated March 6, 1996 (the “Amended and Restated Declaration of Trust”), were extinguished, and TOPrS holders as of the Effective Date became entitled to receive a pro rata share of each of the following amounts as settlement of their claims:

•	$45.0 million in cash (the “Cash Consideration”), subject to charging liens of Wells Fargo Bank, NA, in its capacity as indenture trustee to the TOPrS (the “TOPrS Trustee”) described below;

•
$39.0 million in new notes payable maturing December 31, 2016, bearing 9.0% annual interest, payable quarterly commencing September 30, 2010 (the “Notes Payable”) and continuing until the principal thereof is paid or made available for payment; and

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

In connection with the TOPrS Settlement, the 9% Junior Subordinated Debentures dated March 6, 1996 (the Junior Subordinated Debentures”), which were issued by Fremont in connection with the TOPrS transaction, the Indenture with respect to the 9% Junior Subordinated Debentures, dated March 6, 1996 (the “TOPrS Indenture”), and the Amended and Restated Declaration of Trust and the TOPrS were each deemed extinguished, cancelled and of no further force or effect, and all obligations of the indenture trustee for the Junior Subordinated Debentures and Signature under any agreements, indentures, or certificates of designation governing the Junior Subordinated Debentures and TOPrS were discharged as of the Effective Date, except that the Junior Subordinated Debentures, TOPrS and the TOPrS Indenture continue in effect until such time that the TOPrS Trustee for the Junior Subordinated Debentures completes all distributions pursuant to the Plan, including the remaining sums due that are currently subject to the charging lien noted above.

As more fully described in Note 16 ― Subsequent Events, on May 17, 2011, Signature received a notice of default from the Notes Payable Trustee, for not satisfying a covenant to file with the Notes Payable Trustee its periodic reports required to be filed under the Exchange Act with the Commission.

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

•	$2.0 million paid related to a stipulation and agreement with The Enron Creditors Recovery Corporation (“Enron”), as representatives of Enron’s bankruptcy estate;

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

From January 1, 2010 through the Effective Date, Fremont entered into three residential loan repurchase settlement agreements. The Company paid approximately $28.3 million prior to the Effective Date with respect to such repurchase settlements.   See Note 14 ― Discontinued Operations for more information about the Company’s repurchase reserve liability.

Unpaid Claims.
Signature did not pay approximately $17.2 million in claims filed with the Bankruptcy Court as of the Effective Date (the “Unpaid Claims”). Signature has subsequently resolved $2.9 million in claims related to voluntary withdrawal and paid $3.0 million to various claimholders during the third quarter of 2010.  Signature is actively seeking the voluntary withdrawal of, settlement of, or has plans to object to all other Unpaid Claims in the Bankruptcy Court.  Subsequent to the Effective Date, and after the claims bar date, Signature received an additional $2.7 million in claims.  Signature does not believe it has any liability associated with these claims.

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

Management Agreement. As more fully discussed in Note 10 ― Management Agreement, pursuant to the Plan, Signature entered into the Interim Management Agreement with SCA, certain principals of whom, subsequent to the Effective Date, became affiliated with Signature as members of its executive management team.

EVENTS SUBSEQUENT TO EMERGENCE FROM BANKRUPTCY

Termination of SERP Plans and Receipt of Proceeds.  On July 14, 2010, Signature made a demand (the “Demand”) on Merrill Lynch Trust Company, FSB as trustee (“Merrill Lynch”) to terminate the following retirement plans held by Merrill Lynch and remit the property held thereby to Signature: (i) the Fremont General Corporation 2003 Excess Benefit Plan (“Excess Benefit Plan”); (ii) the Fremont General Corporation Supplemental Executive Retirement Plan, as amended (“SERP”); and (iii) the Fremont General Corporation Supplemental Executive Retirement Plan II, as amended (“SERP II,” and together with SERP and Excess Benefit Plan, collectively, the “SERP Plans”). The Demand was made in conjunction with acknowledgement letters received by Signature from all remaining beneficiaries in the SERP Plans waiving any right to or claims against the SERP Plans as result of the treatment and distributions such beneficiaries received in accordance with the distributions made on or about the Effective Date.

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

Substantial Contribution Claims.  Pursuant to the Plan, Signature was obligated to pay all Allowed Claims, which included payments of expenses of plan proponents and other parties in interest who the Bankruptcy Court deemed had made substantial contributions in Signature’s progress toward reorganization (“Substantial Contribution Payments”).  The determination by the Bankruptcy Court relating to such Substantial Contribution Payments was not made until after the Effective Date, so these amounts are separate and apart from the Unpaid Claims, described previously.  See Note 16 ― Subsequent Events for a description of Substantial Contribution Claims paid during the fourth quarter of 2010.

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

NOTE 3 — FINANCIAL STATEMENT PRESENTATION AND RECENT ACCOUNTING STANDARDS

The accompanying unaudited consolidated financial statements of Signature and its wholly-owned subsidiaries have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.  The Company evaluates subsequent events through the date of filing with the SEC.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009, which are included in the Comprehensive Form 10-K.

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

Accounting for Reorganizations
The financial statements for the period in which Fremont was in reorganization under Chapter 11 were prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852 ― Reorganizations (originally issued as the American Institute of Certified Public Accountant’s Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code). Under ASC 852, the Company must, among other things, (1) identify transactions that are directly associated with the reorganization from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities and (3) apply “fresh-start” accounting rules upon emergence from Chapter 11 reorganization, if applicable.  In accordance with ASC 852, the Company did not adopt fresh-start accounting as of the Effective Date.  Fresh-start accounting requires that the reporting entity allocate the reorganization value of the company to its assets and liabilities in relation to their fair values  upon emergence from Chapter 11 if (i) the value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity.   Signature did not qualify for fresh start reporting under ASC 852 as upon emergence from Chapter 11 reorganization, Signature’s value of assets was greater than the total of all post-petition liabilities and allowed claims, and the shareholders of Fremont immediately prior to the Effective Date continued to hold more than 50 percent of the stock after the Effective Date.

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

In May 2011 the FASB issued ASU No. 2011-04 Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”).  ASU 2011-04 represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS.  The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect that the adoption of ASU 2011-04 will have a significant impact on the Company’s consolidated financial statements.

NOTE 4 — CASH AND CASH EQUIVALENTS

Cash and cash equivalents are held in non-interest bearing deposits in financial institutions and money market funds.  As of June 30, 2010 and December 31, 2009, $0.9 million and $1.3 million, respectively, of these deposits were restricted. Restricted cash related to amounts on deposit securing a letter of credit associated with insurance policies.  No other cash and cash equivalents were restricted at June 30, 2010 and December 31, 2009.

NOTE 5 — NOTES PAYABLE, SENIOR NOTES AND JUNIOR SUBORDINATED DEBENTURES

The following table presents Signature’s long-term debt:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Notes payable (1)	$39,000	$-
Senior notes (2)	-	166,530
Junior subordinated debentures (2)	-	103,093
Total	$39,000	$269,623

(1)	The Notes Payable were issued on July 16, 2010, but as they were an obligation of the Company pursuant to the TOPrS Settlement under the Plan, Signature accrued such liability as of June 11, 2010.
(2)	Amounts are included in liabilities subject to compromise, within continuing operations, in the accompanying consolidated balance sheet at December 31, 2009.

Notes Payable
As more fully described in Note 2 – Significant Events in 2010, in June and July 2010, as partial settlement of the TOPrS’s bankruptcy claims, the former holders of the TOPrS received $45 million in cash, subject to charging liens of the Indenture Trustee, 21 million shares of Signature’s common stock, and were issued an aggregate of $39 million in Notes Payable, due December 2016 and bearing interest at a rate of 9% per annum.

The Notes Payable Indenture contains covenants that limit the ability of the Company and certain subsidiaries, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, or make guarantee payments on the foregoing (ii) make payments on debt securities that rank pari passu or junior to the Notes Payable  (iii) effect a change of control of the Company; or (iv) enter into transactions with insiders.

As more fully described in Note 16 ― Subsequent Events, on May 17, 2011, Signature received a notice of default from the Notes Payable Trustee, for not satisfying a covenant to file with the Notes Payable Trustee its periodic reports required to be filed under the Exchange Act with the SEC.

The TOPrS Settlement resulted in a gain of $3.5 million, which is included in reorganization items, net in the consolidated statements of operations for the three and six months ended June 30, 2010.

Interest expense on the Notes Payable was $0.2 million for the three and six months ended June 30, 2010, respectively.

Senior Notes
As more fully described in Note 2 – Significant Events in 2010, on the Effective Date, the Senior Notes were cancelled.  The holders of the Senior Notes received the outstanding principal balance of $166.5 million, $18.7 million in accrued and unpaid interest plus an additional $1.5 million. The settlement of the Senior Notes resulted in an additional $1.5 million payment to the holders of the Senior Notes.  The $1.5 million is included in reorganization items, net in the accompanying consolidated statements of operations for the three and six months ended June 30, 2010.

Interest expense on the Senior Notes, accrued using the federal judgment rate (“FJR”) of 2.51%, was $0.9 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively. Interest expense on the Senior Notes, accrued using the FJR of 2.51%, was $2.0 million and $2.2 million for the six months ended June 30, 2010 and 2009, respectively.

Total interest payments for the Senior Notes were $0.9 million and zero for the three months ended June 30, 2010 and 2009, respectively. The difference between contractually required interest payments and actual interest payments made was $1.7 million and $3.3 million for the three months ended June 30, 2010 and 2009, respectively.

Total interest payments for the Senior Notes were $2.0 million and zero for the six months ended June 30, 2010 and 2009, respectively. The difference between contractually required interest payments and actual interest payments made was $3.9 million and $6.6 million for the six months ended June 30, 2010 and 2009, respectively.

Junior Subordinated Debentures
As more fully described in Note 2 ―Significant Events in 2010, in June and July 2010, as partial settlement of the TOPrS’s bankruptcy claims, the former holders of the TOPrS received $45 million in cash, subject to charging liens of the Indenture Trustee, 21 million shares of Signature’s common stock, and were issued an aggregate of $39 million in Notes Payable, due December 2016 and bearing interest at a rate of 9% per annum.

Total interest payments for the Junior Subordinated Debentures were zero for the three months ended June 30, 2010 and 2009. The difference between contractually required interest payments and actual interest payments made was $1.8 million and $2.3 million for the three months ended June 30, 2010 and 2009, respectively.

Total interest payments for the Junior Subordinated Debentures were zero for the six months ended June 30, 2010 and 2009. The difference between contractually required interest payments and actual interest payments made was $4.1 million and $4.6 million for the six months ended June 30, 2010 and 2009, respectively.

NOTE 6 — INCOME TAXES

Deferred income taxes are computed using the liability method in accordance with the provisions of FASB ASC 740 – Income taxes. Under this method, deferred income taxes represent the tax effect of differences between the financial and income tax basis of assets and liabilities

As of December 31, 2009, the Company had estimated federal and state net operating loss (“NOL”) carryforwards of approximately $781.1 million and $924.3 million, respectively, which expire at various dates between 2016 and 2029.  The Company’s federal NOLs have a 20-year life and begin to expire in 2026.   The Company’s state NOLs have either a 10-year or 20-year life and begin to expire in 2016.  The Company maintained a full valuation allowance against its deferred tax assets at June 30, 2010 and December 31, 2009 as it believed it was more likely than not that the deferred tax assets will not be realized.

At June 30, 2010 and December 31, 2009, the Company accrued the expected tax and interest exposure for tax matters that were either in the process of resolution or had been identified as having the potential for adjustment. The total reserve for these uncertain tax matters was $0.4 million at June 30, 2010 and December 31, 2009.

NOTE 7 —SHAREHOLDERS’ EQUITY

Amended and Restated Articles and Amended and Restated Bylaws
Pursuant to the Plan, the Company adopted its Amended and Restated Articles of Incorporation, which, among other things, changed the corporation name to Signature Group Holdings, Inc., and its Amended and Restated Bylaws, which were effective as of the Effective Date.  The Amended and Restated Articles of Incorporation also changed the par value of each share of the Company's common stock from $1.00 per share to $0.01 per share.  Additionally, the number of authorized shares of Company's common stock and preferred stock was increased to 190,000,000 and 10,000,000, respectively.  In order to preserve certain tax benefits of the Company, the Company's Amended and Restated Bylaws impose the Tax Benefit Preservation Provision which established a trading restriction on any holders of five percent or more of the Company's common stock in order to reduce the risk that any change in ownership of the Company would jeopardize the NOLs under Section 382 of the Tax Code.

The Company’s common stock and additional paid-in capital for all periods presented in the consolidated financial statements and notes thereto have been retroactively adjusted to reflect the change in par value of common stock on the Effective Date.

Signature Common Stock Investment and Warrants Issuance
Pursuant to the Plan, the Signature Investors purchased an aggregate of 12.5 million shares of the Company's common stock for an aggregate $10.0 million in cash pursuant to the terms of subscription agreements between the Company and each of the Signature Investors. Additionally pursuant to the Plan, the Company issued the Warrants to the Warrant Investors for an aggregate cash purchase price of $0.3 million.  The Warrants are exercisable for an aggregate of 15 million shares of the Company’s common stock, have a term of 10 years and an exercise price of $1.03 per share.  The Warrants vested 20% on the Effective Date, and will vest 20% in annual installments until the Warrants are fully vested on the fourth anniversary of the Effective Date. The $0.3 million purchase price for the Warrants is payable as the Warrants vest.  Accordingly, the Warrant Investors paid an aggregate amount of $60,000 on the Effective Date and will pay $60,000 in aggregate payable on each subsequent vesting installment.

The Warrants include a ratchet anti-dilution protection provisions which provides for a reduction in the exercise price of the Warrants if any common stock (or equivalents) of the Company are issued at a price per share less than the Exercise Price during the term of the Warrants. ASC 815 Derivatives and Hedging provides a scope exception for contracts such as warrants (that otherwise meet the definition of a derivative) issued by an entity that are both (i) indexed to its own stock and (ii) classified in shareholders’ equity.  When this exception is satisfied, the financial instrument need not be recognized at fair value or (as applicable) the embedded feature need not be bifurcated from the host contract and separately accounted for at fair value. Rather, the warrants are accounted for by the issuer as equity.  ASC 815-40 defines “indexed to an entities own stock” and addresses the determination of whether an embedded feature or a freestanding financial instrument that has all the characteristics of a derivative. An instrument would be considered indexed to an entity’s own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount or a fixed amount of a debt instrument issued by the entity. In this case, the settlement amount would not equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed exercise price. The exercise price would be adjusted if the Company (a) sells shares of its common stock for an amount less than $1.03 per share or (b) issues an equity-linked financial instrument with a strike price below $1.03 per share. Consequently, the settlement amount of the Warrants can be affected by future equity offerings undertaken by the Company at the then-current market price of the related shares or the contractual terms of other equity-linked financial instruments issued in a subsequent period. Accordingly, equity treatment is not allowed and the Warrants are required to be classified as a derivative liability and re-measured at fair value at each reporting period. The Company values the Warrants quarterly using a lattice option pricing model.  The Company valued the Warrants at $5.1 million on the issuance date and $4.9 million at June 30, 2010.  The net change in the fair value of the Warrants was $0.2 million for the three and six months ended June 30, 2010, respectively, and is included in non-interest income in the consolidated statements of operations.

As further discussed in Note 16 ― Subsequent Events, the Company has granted shares of restricted stock to independent (non-management) members of the Board of Directors at prices below the $1.03 exercise price of the Warrants.  As a result of the ratchet anti-dilution protection provisions of the Warrants, these grants of restricted stock resulted in downward adjustments of the exercise price of the Warrants.

The payment of dividends on the Company’s common stock, if any, is subject to the debt covenants governing the Notes Payable due 2016 and the discretion of the Board of Directors. The Company did not declare or pay any dividends to shareholders for the six months and twelve months ended June 30, 2010 and December 31, 2009, respectively.

NOTE 8 — SHARE-BASED PAYMENTS

Independent Director Compensation Program
In October 2010, the Company’s board of directors adopted an independent (non-management) director compensation program, effective June 11, 2010, which provides for annual grants of restricted shares of common stock of the Company on the first business day of each calendar year, which grants had an aggregate annual value of $75 thousand per independent director.  The restricted stock awards shall vest at the end of each year of grant, and are subject to immediate vesting in event of a change in control and certain other limited circumstances.

Awards of restricted stock, if any, are amortized at their grant date fair value.  Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period which is generally one year.  No grants of restricted shares of common stock had been made under the independent (non-management) director compensation program at June 30, 2010.

As more fully discussed in Note 16 ― Subsequent Events, beginning in the fourth quarter of 2010 and during the first and second quarters of 2011, the Company granted restricted shares of common stock under the independent (non-management) director compensation program.

NOTE 9 — LOSS PER SHARE

Loss per share has been computed based on the weighted-average number of shares outstanding. The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
Loss from continuing operations	$(10,079)	$(3,667)	$(15,700)	$(8,432)
Loss from discontinued operations, net of income taxes	(1,542)	(23,629)	(6,277)	(47,700)
Net loss	$(11,621)	$(27,296)	$(21,977)	$(56,132)

Weighted-average basic and diluted shares outstanding	85,651	78,289	81,990	78,285

Basic and diluted net loss per share:
Continuing operations	$(0.12)	$(0.05)	$(0.19)	$(0.11)
Discontinued operations	(0.02)	(0.30)	(0.08)	(0.61)
Basic and diluted net loss per share	$(0.14)	$(0.35)	$(0.27)	$(0.72)

NOTE 10 — MANAGEMENT AGREEMENT

Pursuant to the Plan, Signature entered into the Interim Management Agreement on June 11, 2010 with SCA, certain principals of whom subsequently became affiliated with Signature as members of its executive management team. Under the Interim Management Agreement, SCA acts as the investment adviser to Signature and manages the assets of Signature, including Signature’s legacy assets and operations, subject to the supervision of Signature’s Board of Directors. SCA will also arrange for the acquisition of any equity or debt financing by Signature, subject to Board approval.

The Interim Management Agreement was to remain in effect until the earlier of the date Signature and SCA enter into a long-term management agreement or December 31, 2010.  The Interim Management Agreement was extended by the board of directors action through December 31, 2011.  The Interim Management Agreement may be terminated upon sixty (60) days’ written notice (i) by the vote of a majority of the outstanding securities of Signature, (ii) by the vote of Signature’s Board or (iii) by SCA. Signature’s Board of Directors continues to evaluate the external management structure that is currently in place with SCA, as well as alternative management structures that may be available to Signature.

Under the Interim Management Agreement, SCA receives as compensation for its services $525,000 per calendar quarter or such other amount based on the determination of the Board and the consent of SCA (the “Management Fee”) paid in advance of each quarter, which is intended to cover the commercially reasonable operating expenses to be incurred by SCA in its management of Signature.  SCA will refund the portion of the Management Fee that exceeds its actual expenses or apply such excess to the subsequent period, if applicable. Signature will bear all other costs and expenses of its operations and transactions.  Management fees, under the Interim Management Agreement, were $65 thousand for three and six months ended June 30, 2010.

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

NOTE 11 — FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Recurring Fair Value Measurements

The following table presents, for each of the levels within the fair value hierarchy, the Company’s assets and liabilities that are measured at fair value on a recurring basis including financial instruments for which the Company elected the fair value option:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of June 30, 2010:
Assets held in trust for deferred compensation plans (1)	$11,776	$-	$-	$11,776

Warrant liability	$-	$-	$4,926	$4,926

As of December 31, 2009:
Assets held in trust for deferred compensation plans (1)	$11,792	$-	$-	$11,792

Liabilities held in deferred compensation plans	$11,819	$-	$-	$11,819

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

The following table presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Dollars in thousands)	Beginning Balance	Amounts Realized in Earnings	Transfers In/Out of Level 3	Purchases, Issuances and Settlements	Ending Balance
Three Months Ended June 30, 2010:
Warrant liability	$-	$(179)	$-	$5,105	$4,926

Three Months Ended June 30, 2009:
Subordinated mortgage-backed securities:
Residual interest in securitized loans	$194	$17	$-	$(179)	$32

The following table presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Dollars in thousands)	Beginning Balance	Amounts Realized in Earnings	Transfers In/Out of Level 3	Purchases, Issuances and Settlements	Ending Balance
Six Months Ended June 30, 2010:
Warrant liability	$-	$(179)	$-	$5,105	$4,926

Six Months Ended June 30, 2009:
Subordinated mortgage-backed securities:
Private issue investment securities	$92	$3	$-	$(95)	$-
Residual interest in securitized loans	252	38	-	(258)	32
	$344	$41	$-	$(353)	$32

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

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of June 30, 2010:
Assets:
Real estate owned, net (1)	$-	$-	$2,886	$2,886
Loans held for sale, net	-	-	44,878	44,878
	$-	$-	$47,764	$47,764

Liabilities:
Discontinued lease liability	$-	$-	$2,504	$2,504

As of December 31, 2009:
Assets:
Real estate owned, net (1)	$-	$-	$6,253	$6,253
Loans held for sale, net	-	-	53,409	53,409
Commercial real estate investments (1)	-	-	1,318	1,318
	$-	$-	$60,980	$60,980

Liabilities:
Discontinued lease liability	$-	$-	$2,471	$2,471

(1)
Amounts represent the Company’s real estate owned (“REO”) and commercial real estate investments which resulted in gains (losses) on assets and liabilities recorded on a non-recurring basis during the period.

The following table summarizes the total gains (losses) on assets and liabilities recorded on a nonrecurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Real estate owned, net	$(826)	$(284)	$(841)	$(984)
Loans held for sale, net	1,734	230	4,228	(2,795)
Discontinued lease liability	(17)	(15)	(32)	(30)
Total	$891	$(69)	$3,355	$(3,809)

FASB ASC Topic 825 – Financial Instruments requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values.   The following table presents the carrying values and fair value estimates of financial instruments as of:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS
Continuing Operations:
Cash and cash equivalents	$48,610	$48,610	$355,698	$355,698
Loans held for investment	2,018	2,018	2,132	2,132
Discontinued Operations:
Cash and cash equivalents	492	492	525	525
FHLB stock	2,067	2,067	2,146	2,146
Loans held for sale, net	44,878	44,878	53,409	53,409
Commercial real estate investments	8,895	8,895	9,072	9,072
Assets held in trust for deferred compensation plans	11,776	11,776	11,792	11,792

LIABILITIES
Continuing Operations:
Notes payable (1)	$39,000	$39,000	$-	$-
Senior notes	-	-	166,530	166,530
Junior subordinated debentures	-	-	103,093	77,320
Warrant liability	4,926	4,926	-	-

Discontinued Operations:
Liabilities of deferred compensation plans	-	-	11,819	11,819

(1)	The Notes Payable were issued on July 16, 2010, but as they were an obligation of the Company pursuant to the TOPrS Settlement under the Plan, Signature accrued such liability as of June 11, 2010.

The Company used the following methods and assumptions to estimate the fair value of each class of financial instrument at the periods indicated:

Cash and cash equivalents
Cash and cash equivalents include highly liquid investment instruments with an original maturity of three months or less.

Loans held for investment, net
Loans held for investment, consisting of commercial real estate, is comprised of loans with variable interest rates that approximate market interest rates.  The fair value of loans held for investment, net considers estimated credit losses associated with the portfolio.

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

Loans held for sale, net
The fair value of loans held for sale, net is based on several factors, including current bids and market indications for similar assets, recent sales, discounted cash flow analysis, estimated values of underlying collateral and actual loss severities experience in portfolios backed by similar assets.

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

Notes payable
The fair value of Notes Payable is based on quoted market prices.

Senior notes
At December 31, 2009, an active market did not exist for the Senior Notes and fair value was determined, based on the ultimate redemption amounts.

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

Warrant liability
The fair value of the warrant liability is based on a lattice option pricing model that utilizes various assumptions, including expected term, volatility, risk-free interest rate, share issuance frequency and exercise price.

NOTE 12 — OPERATIONS BY REPORTABLE SEGMENT

The following tables present the operating results and other key financial measures for the Company’s operating segments for the periods indicated:

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
(Dollars in thousands)	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Interest income	$80	$1,055	$1,135	$416	$1,617	$2,033
Interest expense	1,131	-	1,131	1,154	-	1,154
Net interest (expense) income	(1,051)	1,055	4	(738)	1,617	879
Proivision for loan losses	-	-	-	-	-	-
Non-interest income	179	1,205	1,384	351	(85)	266
Non-interest expense	2,077	3,686	5,763	1,353	48,493	49,846
Loss from continuing operations before reorganization items, net and income taxes	(2,949)	(1,426)	(4,375)	(1,740)	(46,961)	(48,701)
Reorganization items, net	7,130	116	7,246	1,927	187	2,114
Loss before income taxes	(10,079)	(1,542)	(11,621)	(3,667)	(47,148)	(50,815)
Income tax expense	-	-	-	-	(23,519)	(23,519)
Net loss	$(10,079)	$(1,542)	$(11,621)	$(3,667)	$(23,629)	$(27,296)

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
(Dollars in thousands)	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Interest income	$175	$2,286	$2,461	$791	$3,364	$4,155
Interest expense	2,297	-	2,297	2,291	-	2,291
Net interest (expense) income	(2,122)	2,286	164	(1,500)	3,364	1,864
Proivision for loan losses	38	-	38	-	-	-
Non-interest income	265	3,458	3,723	351	(3,467)	(3,116)
Non-interest expense	3,755	11,477	15,232	3,129	70,619	73,748
Loss from continuing operations before reorganization items, net and income taxes	(5,650)	(5,733)	(11,383)	(4,278)	(70,722)	(75,000)
Reorganization items, net	(10,050)	394	10,444	4,154	497	4,651
Loss before income taxes	(15,700)	(6,127)	(21,827)	(8,432)	(71,219)	(79,651)
Income tax expense	-	150	150	-	(23,519)	(23,519)
Net loss	$(15,700)	$(6,277)	$21,977	$(8,432)	$(47,700)	$(56,132)

(Dollars in thousands)	Continuing Operations	Discontinued Operations	Total
Segment assets:
At June 30, 2010	$78,097	$79,687	$157,784
At December 31, 2009	389,048	88,132	477,180

Segment liabilities:
At June 30, 2010	$53,745	$13,113	$66,858
At December 31, 2009	295,381	90,652	386,033

NOTE 13 — DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

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

The following table summarizes the components of liabilities subject to compromise, within continuing operations, included in the consolidated balance sheets as of:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Senior notes	$-	$166,530
Junior subordinated debentures	-	103,093
Accrued interest payable	-	21,067
Other	-	2,676
	$-	$293,366

Liabilities subject to compromise, within discontinued operations, totaled zero and $37.7 million as of June 30, 2010 and December 31, 2009, respectively.  Refer to Note 14 ― Discontinued Operations for additional information on liabilities subject to compromise within discontinued operations.

Included in other liabilities at June 30, 2010 and liabilities subject to comprise at December 31, 2009 is $2.5 million in occupancy-related liabilities associated with the relocation of Fremont’s corporate headquarters.  The following table presents the changes in the Company’s restructuring liability for the periods indicated:

	Three Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2010	2010
Beginning balance	$2,487	$2,471
Accruals	17	33
Payments	-	-
Ending balance	$2,504	$2,504

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Legal and professional fees	$9,160	$2,211	$12,130	$4,669
Senior Notes settlement (1)	1,500	-	1,500	-
Interest income	-	(284)	(50)	(515)
Gain on extinguishment of debt (2)	(3,530)	-	(3,530)	-
	$7,130	$1,927	$10,050	$4,154

(1)
On the Effective Date, the Senior Notes were cancelled, and the holders of the Senior Notes received the outstanding principal balance of $166.5 million, $18.7 million in accrued and unpaid interest, plus an additional $1.5 million.

(2)
On the Effective Date, as partial settlement of the TOPrS’ bankruptcy claims, the former holders of the Junior Subordinated Debentures received $45 million in cash, subject to charging liens of the Indenture Trustee, 21 million shares of the Company’s common stock, and were issued an aggregate of $39 million of Notes Payable.  As a result of this settlement, the Company recognized a $3.5 million gain based on the difference between the carrying amount of the TOPrS and settlement amounts.

Reorganization items, net, within discontinued operations, totaled $0.1 million and $0.4 million for the three and six months ended June 30, 2010, respectively. Reorganization items, net, within discontinued operations, totaled $0.2 million and $0.5 million for the three and six months ended June 30, 2009, respectively.  Refer to Note 14 ― Discontinued Operations for additional information on reorganization items, net within discontinued operations.

NOTE 14 — DISCONTINUED OPERATIONS

The following tables present the assets and liabilities and financial results of the components of the Company designated as discontinued operations as of and for the periods indicated:

Assets and Liabilities of Discontinued Operations

(Debtor-In-Possession for the period June 18, 2008 through June 11, 2010)	June 30,	December 31,
(Dollars in thousands)	2010	2009
Cash and cash equivalents	$492	$525
FHLB stock	2,067	2,146
Loans held for sale, net	44,878	53,409
Commercial real estate investments	8,895	9,072
Accrued interest receivable	437	528
Real estate owned, net	9,220	7,037
Premises and equipment, net	1,043	1,410
Asset held in trust for deferred compensation plans	11,776	11,792
Other assets	879	2,213
Total assets of discontinued operations	$79,687	$88,132

Repurchase reserve	$8,873	$37,200
Accounts payable and accrued expenses	3,342	2,967
Liabilities of deferred compensation plans	-	11,819
Liabilities subject to compromise	-	37,732
Other	898	934
Total liabilities of discontinued operations	$13,113	$90,652

Statement of Operations of Discontinued Operations

(Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Interest income	$1,055	$1,617	$2,286	$3,364

NON-INTEREST INCOME:
Gain (loss) on loans held for sale	2,238	(247)	4,463	(3,228)
Loss on commercial real estate investments	(23)	(12)	39	(56)
Loss on real estate owned, net	(1,414)	(151)	(1,526)	(890)
Other	404	325	560	707
Total non-interest income	1,205	(85)	3,458	(3,467)

NON-INTEREST EXPENSE:
Compensation	1,409	2,835	3,122	6,426
Professional fees	(245)	(2,256)	2,489	2,332
Insurance	1,753	2,234	3,497	4,483
Litigation	250	38,750	1,282	47,750
Restructuring charges	-	4,309	-	4,309
Other	519	2,621	1,087	5,319
Total non-interest expense	3,686	48,493	11,477	70,619
Loss from discontinued operations before reorganization items and income taxes	(1,426)	(46,961)	(5,733)	(70,722)
Reorganization items, net	116	187	394	497
Loss from discontinued operations before income taxes	(1,542)	(47,148)	(6,127)	(71,219)
Income tax (benefit) expense	-	(23,519)	150	(23,519)
Loss from discontinued operations	$(1,542)	$(23,629)	$(6,277)	$(47,700)

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

The following tables detail the residential real estate loans held for sale:

	June 30,	December 31,
(Dollars in thousands)	2010	2009

Unpaid principal balance	$117,946	$140,625
Net deferred direct origination costs	291	445
	118,237	141,070
Valuation allowance	(73,359)	(87,661)
Loans held for sale, net	$44,878	$53,409
Loans held for sale on non-accrual status	$56,252	$67,304

At June 30, 2010 and December 31, 2009, non-accrual residential real estate loans as a percentage of outstanding unpaid principal balances were 47% and 48%, respectively.

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

	Six Months	Year Ended
	June 30,	December 31,
(Dollars in thousands)	2010	2009
Beginning balance	$87,661	$112,899
Recovery of provision	(4,228)	(8,582)
Dispositions and charge-offs	(10,074)	(16,656)
Ending balance	$73,359	$87,661

Commercial real estate investments
Commercial real estate investments consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Loans	$1,018	$1,018
Investment in partnerships	7,877	8,054
Commercial real estate investments	$8,895	$9,072

Real estate owned, net
REO consists of property acquired through or in lieu of foreclosure on loans secured by real estate. REO is reported in the financial statements at the lower of cost or estimated net realizable value. REO consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Real estate owned	$10,708	$8,454
Valuation allowance	(1,488)	(1,417)
Real estate owned, net	$9,220	$7,037

The following table summarizes the activity in REO for the periods indicated:

	Six Months	Year Ended
	June 30,	December 31,
(Dollars in thousands)	2010	2009
Real estate owned:
Beginning balance	$8,454	$4,234
Additions	7,713	10,509
Disposals	(5,459)	(6,289)
Ending balance	$10,708	$8,454

Valuation allowance:
Beginning balance	$1,417	$1,905
Provision for losses	841	1,857
Disposals	(770)	(2,345)
Ending balance	1,488	1,417
Real estate owned, net	$9,220	$7,037

Losses on real estate owned were $1.4 million and $0.2 million during the three months ended June 30, 2010 and 2009, respectively; and were $1.5 million and $0.9 million during the six months ended June 30, 2010 and 2009, respectively.

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

Repurchase reserves
In prior years, as loans held for sale were sold, the Company made customary standard industry representations and warranties about the loans. The Company may have to subsequently repurchase certain loans due to material defects that occurred in the origination of the loans. The Company maintains a repurchase reserve for the estimated losses expected to be realized when the repurchased loans are sold. In preparing its estimate for repurchase reserves, which includes both known and unknown claims, management considers the loan products, vintage, aging of repurchase claims, previous settlements with investors and actual loss experience. Provisions for the repurchase reserve are charged against gain (loss) on loans held for sale in the condensed statement of operations of discontinued operations.

During the three months ended June 30, 2010 and 2009, the Company settled $28.3 million and $ 1.0 million, respectively, in outstanding repurchase claims.  During the six months ended June 30, 2010 and 2009, the Company settled $28.3 million and $1.5 million, respectively, in outstanding repurchase claims.

The following table summarizes the activity in the repurchase reserve for the periods indicated:

	Six Months Ended June 30,	Year Ended December 31,
(Dollars in thousands)	2010	2009
Beginning balance	$37,200	$53,013
Provision (reduction) for repurchases	(28,327)	(22,467)
Charge-offs	-	(1,525)
Recoveries	-	8,179
Ending balance	$8,873	$37,200

Liabilities subject to compromise
Liabilities subject to compromise consisted primarily of $2.0 million and $37.4 million in litigation reserves associated with negotiating the settlement of cases involving the Company’s former insurance and lending operations at June 30, 2010 and December 31, 2009, respectively.

Reorganization items, net
Reorganization items, net, consisting of professional fees, totaled $0.1 million and $0.4 million for the three and six months ended June 30, 2010.

Reorganization items, net, consisting of professional fees, totaled $0.2 million and $0.5 million for the three and six months ended June 30, 2009.

Income taxes
Income tax expense (benefit) totaled zero and ($23.5) million for the three months ended June 30, 2010 and 2009, respectively.

Income tax expense (benefit) totaled $0.2 million and ($23.5) million for the six months ended June 30, 2010 and 2009, respectively. Income tax expense for the six months ended June 30, 2010 related to required minimum state taxes to be paid by the Company. Income tax benefit for the six months ended June 30, 2009 primarily related to approximately $23.8 million in reversals of tax accruals related to the resolution of certain tax matters previously accrued.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Retention and termination benefits

FRC instituted a retention program with its full time employees in September 2008 in order to compensate employees for the uncertainty of their employment situation in light of Fremont’s bankruptcy filing.  Under such program, employees were paid a “retention bonus” equal to 20% or 40% of their regular monthly base salary for each full month worked.  This retention program was in effect at June 30, 2010.

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

The following legal matter had a development during the quarter ended June 30, 2010.

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

The following legal matters occurred subsequent to June 30, 2010.

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

Bankruptcy Professional Fee Disputes. On the Effective Date, Signature disputed a portion of the professional fees sought by seven different firms that were involved during Fremont’s bankruptcy proceedings.  Between the Effective Date and December 31, 2010, settlements were reached with four of these firms resulting in Signature paying $0.9 million in 2010, in addition to the $2.7 million paid to them on the Effective Date.  In 2011, Signature reached settlements with two other firms whose fees we disputed, resulting in the payment of $0.4 million in the second quarter of 2011.  The outstanding disputed claims from the last firm that has not settled with Signature as of the date of this filing aggregates approximately $1.2 million.  On May 6, 2011, the Bankruptcy Court took the remaining professional fee dispute under submission and indicated it would issue a written decision within 60 days of the hearing.

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

NOTE 16 — SUBSEQUENT EVENTS

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

Issuance of Notes Payable
On July 16, 2010, Signature issued the Notes Payable. The Notes Payable Indenture, dated June 11, 2010, pursuant to which the Notes Payable were issued was qualified under the Trust Indenture Act of 1939 under cover of Form T-3 filed with the Commission on June 24, 2010, and became effective on July 15, 2010. Wells Fargo Bank, NA is serving in the capacity as indenture trustee to the Notes Payable pursuant to the Notes Payable Indenture. The Notes Payable were issued on July 16, 2010, but as they were an obligation of the Company pursuant to the TOPrS Settlement under the Plan, Signature accrued such liability as of June 11, 2010.

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

Reporting Delinquency under the Notes Payable Indenture
On May 17, 2011, Signature received a notice of default from the Notes Payable Trustee for not satisfying a covenant to file with the Notes Payable Trustee its periodic reports required to be filed under the Exchange Act with the Commission. Signature has until August 15, 2011 to cure this default under the Notes Payable Indenture. With the filing of this Quarterly Report and the simultaneous filings of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, September 30, 2010 and the Annual Report on Form 10-K for the year ended December 31, 2010, Signature will have cured the reporting delinquency set forth in the Notes Payable Trustee’s notice of default.

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

During the bankruptcy period, Fremont’s operations focused on maximizing the value of its assets, which, included the liquidation and sale of certain assets, minimizing its costs and liabilities through the negotiation and resolution of litigation, loan repurchase claims and other claims. In particular, Fremont managed its remaining residential and commercial loan portfolios, commercial real estate investments and other assets.  During the three and six months ended June 30, 2010 and 2009, the Company’s results of operations include reorganization items which are direct costs incurred by Fremont operating as a debtor-in-possession during bankruptcy proceedings.  These items include professional fees, trustee fees and other expenses incurred directly related to the bankruptcy filing, gains or losses resulting from activities of the reorganization process and interest earned on cash accumulated while in bankruptcy.

Presentation of Continuing Operations and Discontinued Operations. The presentation set forth below in this Management’s Discussion and Analysis and in the Company’s Unaudited Consolidated Financial Statements present the Company’s financial condition and results of operations in two separate categories, which are “Continuing Operations” and “Discontinued Operations.”  The continuing operations present the financial condition and results of operations for the assets, liabilities, businesses and operations that are consistent with Signature’s current business strategy.  The discontinued operations present the financial condition and results of operations for the assets, liabilities, businesses and operations that were sold or discontinued by Fremont and FIL prior to the Effective Date.  See Note 14 ― Discontinued Operations in the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information about the Company’s “Discontinued Operations.”

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

Material Weakness in Internal Control Over Financial Reporting.  As of June 30, 2010, the Company's internal control over financial reporting was not effective and it was determined that the material weakness identified as of December 31, 2009 had not been remediated.  The Company is currently working to remediate the material weakness in its internal control over financial reporting. See Item 4, “Controls and Procedures” of this Form 10-Q for more information about the Company’s assessment of its internal control over financial reporting and the related material weakness, as well as the Company’s continuing efforts to remediate such weakness.  Notwithstanding the assessment that the Company’s internal control over financial reporting was not effective and that there was a material weakness as discussed in Part I, Item 4 of this Form 10-Q, the Company  believes that the financial statements contained in this Form 10-Q and discussed in this Management’s Discussion and Analysis, fairly and accurately present the financial position, results of operations and cash flows for each of the periods ended June 30, 2010 and 2009 in all material respects.

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

The Company’s critical accounting policies include those that address (i) accounting for reorganizations, (ii) discontinued operations, (iii) restructuring charges, (iv) gain (loss) on loans held for sale, (v) fair value measurements, (vi) guarantees (repurchase reserves), (vii) valuation of loans held for sale, (viii) valuation of warrants, (ix) valuation of real estate owned and (x) income taxes.  Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Comprehensive Form 10-K. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

As a result of the issuance of the Warrants, the Company had the following change in its critical accounting policies.

In accordance with FASB ASC 815 – Derivatives and Hedging, financial instruments meeting the definition of a derivative are recorded at fair value, with changes in fair value reported through earnings.  In determining whether certain financial instruments meet the definition of a derivative, the Company follows FASB ASC 815-40 – Contracts in Entity’s Own Equity.  Pursuant to the Plan, Signature issued warrants to purchase an aggregate of 15 million shares of Signature’s common stock (the “Warrants”) for an aggregate cash purchase price of $0.3 million.  The Warrants have a term of 10 years and an exercise price of $1.03 per share.  The Warrants include a ratchet anti-dilution protection provisions which provides for a reduction in the exercise price of the Warrants if any common stock (or equivalents) of the Company are issued at a price per share less than the Exercise Price during the term of the Warrants. ASC 815 Derivatives and Hedging provides a scope exception for contracts such as warrants (that otherwise meet the definition of a derivative) issued by an entity that are both (i) indexed to its own stock and (ii) classified in shareholders’ equity.  When this exception is satisfied, the financial instrument need not be recognized at fair value or (as applicable) the embedded feature need not be bifurcated from the host contract and separately accounted for at fair value. Rather, the warrants are accounted for by the issuer as equity.  ASC815-40 defines “indexed to an entities own stock” and addresses the determination of whether an embedded feature or a freestanding financial instrument that has all the characteristics of a derivative. An instrument would be considered indexed to an entity’s own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount or a fixed amount of a debt instrument issued by the entity. In this case, the settlement amount would not equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed exercise price. The exercise price would be adjusted if the Company (a) sells shares of its common stock for an amount less than $1.03 per share or (b) issues an equity-linked financial instrument with a strike price below $1.03 per share. Consequently, the settlement amount of the Warrants can be affected by future equity offerings undertaken by the Company at the then-current market price of the related shares or the contractual terms of other equity-linked financial instruments issued in a subsequent period. Accordingly, equity treatment is not allowed and the Warrants are required to be classified as a derivative liability and re-measured at fair value at each reporting period.  For additional information about the Warrants, see Note 2 ― Significant Events in 2010 in the Notes to Unaudited Consolidated Financial Statements included Part I, Item 1 of this Form 10-Q.

There were no other changes in its critical accounting policies or the Company’s estimates and assumptions from those disclosed in the Comprehensive Form 10-K.

CONSOLIDATED FINANCIAL PERFORMANCE REVIEW

Three Months Ended June 30, 2010

The following is a summary of significant operating results for the three months ended June 30, 2010.

Continuing Operations:

•	Loss from continuing operations of $10.1 million compared to $3.7 million for the comparable 2009 period.
•	Net interest expense of $1.1 million compared to $0.7 million for the comparable 2009 period.
•	Non-interest income of $0.2 million compared to $0.4 million for the comparable 2009 period.
•	Non-interest expense of $2.1 million compared to $1.4 million for the comparable 2009 period.
•	Reorganization items, net of $7.1 million compared to $1.9 million for the comparable 2009 period.

Discontinued Operations:

•	Loss from discontinued operations of $1.5 million compared to $23.6 million for the comparable 2009 period.
•	Non-interest income of $1.2 million as compared to $(0.1) million for the comparable 2009 period.
o	Gain (loss) on loans held for sale of $2.2 million as compared to $(0.2) million for the comparable 2009 period.
o	Loss on real estate owned, net of $1.4 million as compared to $0.2 for the comparable 2009 period.
•	Non-interest expense of $3.7 million as compared to $48.5 million for the comparable 2009 period.
o	Compensation expense of $1.4 million as compared to $2.8 million for the comparable 2009 period.
o	Recovery of professional fees of $0.2 million as compared to $2.3 million for the comparable 2009 period.
o	Litigation expense of $0.3 million as compared to $38.8 million for the comparable 2009 period.
o	Restructuring charges of zero as compared to $4.3 million for the comparable period in 2009.
•	Income tax expense of zero as compared to an income tax benefit of $23.5 million for the comparable 2009 period.

Six Months Ended June 30, 2010

The following is a summary of significant operating results for the six months ended June 30, 2010.

Continuing Operations:

•	Loss from continuing operations of $15.7 million as compared to $8.4 million for the comparable 2009 period.
•	Net interest expense of $2.1 million as compared to $1.5 million for the comparable 2009 period.
•	Non-interest expense of $3.8 million as compared to $3.1 million for the comparable 2009 period.
•	Reorganization items, net of $10.1 million as compared to $4.2 million for the comparable 2009 period.

Discontinued Operations:

•	Loss from discontinued operations of $6.3 million as compared to $47.7 million for the comparable 2009 period.
•	Non-interest income of $3.5 million as compared to an expense of $(3.5) million for the comparable 2009 period.
―	Gain (loss) on loans held for sale of $4.5 million as compared to ($3.2) million for the comparable 2009 period.
•	Non-interest expense of $11.5 million as compared to $70.6 million for the comparable 2009 period.
―	Compensation expense of $3.1 million as compared to $6.4 million for the comparable 2009 period.
―	Insurance expense of $3.5 million as compared to $4.5 million for the comparable 2009 period.
―	Litigation expense of $1.3 million as compared to $47.8 million for the comparable 2009 period.
―	Restructuring charges of zero as compared to $4.3 million for the comparable 2009 period.
―	Other expense of $1.1 million as compared to $5.3 million for the comparable 2009 period.
•	Income tax expense of $0.2 million as compared to an income tax benefit of $23.5 million for the comparable 2009 period.

CHANGES IN CONSOLIDATED FINANCIAL CONDITION

(Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)	June 30,	December 31,
(Dollars in the thousands)	2010	2009
Cash and cash equivalents	$48,610	$355,698
Loans held for investment, net	2,018	2,132
Premises and equipment, net	2,557	2,623
Income taxes receivable	24,631	25,160
Other assets	281	3,435
Assets of discontinued operations	79,687	88,132
TOTAL ASSETS	$157,784	$477,180

Notes payable	$39,000	$-
Warrant liability	4,926	-
Liabilities subject to compromise:	-	293,366
Other liabilities	9,819	2,015
Liabilities of discontinued operations	13,113	90,652
TOTAL LIABILITIES	66,858	386,033
TOTAL SHAREHOLDERS' EQUITY	90,926	91,147
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$157,784	$477,180

June 30, 2010 compared to December 31, 2009

General
Total assets decreased by $319.4 million or 66.9% to $157.8 million at June 30, 2010 from $477.2 million at December 31, 2009, primarily as a result of a $307.0 million decrease in cash and cash equivalents, a $3.1 million decrease in other assets and a $8.6 million decrease in assets of discontinued operations.  Total liabilities decreased by $319.2 million or 82.7% to $66.9 million at June 30, 2010 from $386.0 million at December 31, 2009, primarily as a result of a $293.4 million decrease in liabilities subject to compromise and a $77.5 million decrease in liabilities of discontinued operations.  The decrease in total liabilities was partially offset by an increase in notes payable, warrant liability and other liabilities of $39.0 million, $4.9 million and $7.8 million, respectively.

Total shareholders’ equity decreased to $90.9 million at June 30, 2010 from $91.1 million at December 31, 2009.    The decrease in shareholders’ equity is primarily related to the $22.0 million net loss for the six months ended June 30, 2010, partially offset by a $21.8 million increase in shareholders’ equity primarily related to a $16.8 million increase in common stock for the issuance of 21 million shares of Signature common stock to the holders of the 9% Trust Originated Preferred Securities (“TOPrS”) in connection with the settlement of the TOPrS claims in our bankruptcy proceedings (“TOPrS Settlement”).  Additionally, on the Effective Date, the Company issued and sold 12.5 million shares of Signature common stock to accredited investors (“Signature Investors”), including several of Signature’s executive officers and then members of the Board of Directors, for $10.0 million and the Warrants to purchase an aggregate 15 million shares of Signature common stock for proceeds of $10.1 million.  The issuance of Signature common stock and the Warrants resulted in the Company recording a $5.0 million increase in shareholders’ equity and a warrant liability of $5.1 million.  The net loss for the six months ended June 30, 2010 is discussed in more detail below under “Results of Consolidated Operations.”  For additional information about the TOPrS Settlement and about the shares of Signature common stock and the Warrants, see Note 2 ― Significant Events in 2010 in the Notes to Unaudited Consolidated Financial Statements included Part I, Item 1 of this Form 10-Q.

Cash and cash equivalents
Cash and cash equivalents decreased $307.0 million to $48.6 million at June 30, 2010 from $355.7 million at December 31, 2009.  The decrease in cash and cash equivalents during the six months ended June 30, 2010 was primarily attributable to $280.8 million in distributions to satisfy Allowed Claims, as defined in the Plan, on the Effective Date and $28.3 million in settlements paid related to repurchase reserve matters during the weeks leading up to the Effective Date.  For additional information about the distributions of “Allowed Claims,” see “Liquidity and Capital Resources” below and Note 2 ― Significant Events in 2010 in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.  Additionally, cash and cash equivalents decreased as a result of operating costs during the year including reorganization expenses associated with legal and professional costs related to the Chapter 11 bankruptcy proceedings.  The decrease in cash and cash equivalents was partially offset by $10.1 million in proceeds received from the sale of 12.5 million shares of Signature common stock to the Signature Investors and the issuance of the Warrants on the Effective Date.

Other assets
Other assets decreased to $0.3 million at June 30, 2010 as compared to $3.4 million at December 31, 2009.  The $3.1 million decrease is substantially related to the extinguishment of the TOPrS issued by Fremont General Financing I (the “TOPrS Trust”) as a result of the TOPrS Settlement.  The TOPrS Settlement resulted in the elimination of the Company’s $3.1 million equity investment in the TOPrS Trust at the time the TOPrS were extinguished. For additional information about the TOPrS Settlement, see Note 2 ― Significant Events in 2010 in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Notes payable
Notes payable increased to $39.0 million at June 30, 2010 as compared to zero at December 31, 2009.  In conjunction with the TOPrS Settlement, the Junior Subordinated Debentures totaling $103.1 million were extinguished and the holders of the TOPrS were entitled to receive a pro rata share of (a) $45.0 million in cash, subject to charging liens of Wells Fargo Bank, NA, in its capacity as indenture trustee to the TOPrS (the “TOPrS Trustee”), (b) $39.0 million in Notes Payable, and (c) 21 million shares of Signature common stock. The Notes Payable were issued on July 16, 2010, but as they were an obligation of the Company pursuant to the TOPrS Settlement under the Plan, Signature accrued such liability as of June 11, 2010.

The Notes Payable mature in December 2016 and bear interest at 9.0% annually, paid quarterly beginning September 30, 2010.  Prior to the Effective Date, the $103.1 million in Junior Subordinated Debentures was included in “Liabilities Subject to Compromise.”  For additional information about the Notes Payable, see Note 2 – Significant Events in 2010 and Note 5 – Notes Payable, Senior Notes and Junior Subordinated Debentures in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Warrant liability
Warrant liability increased to $4.9 million at June 30, 2010 as compared to zero at December 31, 2009.  Pursuant to the Plan, Signature issued the Warrants to purchase an aggregate of 15 million shares of Signature common stock for an aggregate cash purchase price of $0.3 million.  For additional information about the warrant liability, see Note 7 – Shareholders’ Equity in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

The Warrants include a ratchet anti-dilution protection provision which provides for a reduction in the exercise price of the Warrants if any common stock (or equivalents) of the Company are issued at a price per share less than the Exercise Price during the term of the warrants.  The Warrants can also be adjusted due to future equity offerings undertaken by the Company with exercise pricing set at the then-current market price of the related shares or the contractual terms of other equity-linked financial instruments issued in a subsequent period.  Accordingly, equity treatment is not allowed and the Warrants are required to be classified as a derivative liability and re-measured at fair value at each reporting period. The Company valued the Warrants at June 11, 2010 (issuance date) at $5.1 million and $4.9 million at June 30, 2010.  The $0.2 million change in fair value between the issuance date and June 30, 2010 is included in non-interest income in the consolidated statements of operations.

Liabilities subject to compromise
Liabilities subject to compromise decreased to zero at June 30, 2010 as compared to $293.4 million at December 31, 2009.  The decrease is primarily related to the Company’s emergence from bankruptcy and settlement of claims, pursuant to the Plan on the Effective Date.  The claims settled primarily included distributions of $186.8 million for the Senior Notes, $45.0 million related to the restructuring of the Junior Subordinated Debentures in connection with the TOPrS Settlement, and $49.1 million for general unsecured creditors.

Liabilities subject to compromise primarily consisted of the Senior Notes, the Junior Subordinated Debentures and other accrued liabilities that existed at the Petition Date.   Senior Notes totaled $166.5 million and had an interest rate of 7.875% per annum with a maturity date in 2009.  The Junior Subordinated Debentures totaled $103.1 million and had an interest of 9.0% per annum with a maturity date in 2026.  The Senior Notes were settled and the Junior Subordinated Debentures were restructured as part of the TOPrS Settlement on the Effective Date.  For additional information about the claims settled related to the Company’s emergence from bankruptcy proceedings, see Note 2 ― Significant Events in 2010 in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other liabilities
Other liabilities increased to $9.8 million at June 30, 2010 as compared to $2.0 million at December 31, 2009.  The increase in other liabilities is primarily related to the accrual of legal and professional fees associated with the bankruptcy proceedings.

Assets and liabilities of discontinued operations
Assets of discontinued operations decreased to $79.6 million at June 30, 2010 as compared to $88.1 million at December 31, 2009.  Liabilities of discontinued operations decreased to $13.1 million at June 30, 2010 as compared to $90.7 million at December 31, 2009.  See discussion of “Changes in Financial Condition - Discontinued Operations” below.

Changes in Results of Consolidated Operations

The following table presents selected components of the Company’s consolidated statements of operations for the three and six months ended June 30, 2010 and 2009.

(Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009

Interest income	$80	$416	$175	$791
Interest expense	1,131	1,154	2,297	2,291
Net interest expense	(1,051)	(738)	(2,122)	(1,500)
Provision for loan losses	-	-	38	-
	(1,051)	(738)	(2,160)	(1,500)
Non-interest income	179	351	265	351
Non-interest expense	2,077	1,353	3,755	3,129
Loss from continuing operations before reorganization items, net and income taxes	(2,949)	(1,740)	(5,650)	(4,278)
Reorganization items, net	7,130	1,927	10,050	4,154
Loss from continuing operations before income taxes	(10,079)	(3,667)	(15,700)	(8,432)
Income tax benefit, net	-	-	-	-
Loss from continning operations	(10,079)	(3,667)	(15,700)	(8,432)
Loss from discontinued operations, net of income taxes	(1,542)	(23,629)	(6,277)	(47,700)
Net loss	$(11,621)	$(27,296)	$(21,977)	$(56,132)

Three months ended June 30, 2010 compared to three months ended June 30, 2009

General
Net loss decreased $15.7 million to $11.6 million for the three months ended June 30, 2010 as compared to a net loss of $27.3 million for the three months ended June 30, 2009.  The decrease in net loss is primarily related to a $22.1 million decrease in loss from discontinued operations to $1.5 million for the three months ended June 30, 2010 partially offset by a $5.2 million increase in reorganization items, net to $7.1 million for the three months ended June 30, 2010.

Net interest expense
Net interest expense increased $0.3 million to $1.1 million for the three months ended June 30, 2010 as compared to $0.7 million for the three months ended June 30, 2009.  The increase is primarily related to a $0.3 million reduction in interest income associated with a declining loans held for investment portfolio due to principal reductions and a decline in yield on cash and cash equivalents as a result of lower market interest rates.

Non-interest expense
Non-interest expense increased $0.7 million to $2.1 million for the three months ended June 30, 2010 as compared to $1.4 million for the three months ended June 30, 2009.  The increase is primarily related to a $0.3 million increase in professional fees and a $0.2 million increase in insurance expense.

Reorganization items, net
Reorganization items, net increased $5.2 million to $7.1 million for the three months ended June 30, 2010 as compared to $1.9 million for the three months ended June 30, 2009.  The increase is primarily related to $9.2 million in professional and legal fees associated with the Company’s bankruptcy proceedings and $1.5 million related to the settlement of the Senior Notes, partially offset by a $3.5 million gain on extinguishment of the Junior Subordinated Debentures in connection with the TOPrS Settlement during the three months ended June 30, 2010 as compared to $2.2 million in professional and legal fees partially offset by $0.3 million in interest income on cash accumulated in bankruptcy during the three months ended June 30, 2009.

Loss from discontinued operations, net of income taxes
Loss from discontinued operations, net of income taxes decreased $22.1 million to a loss of $1.5 million for the three months ended June 30, 2010 as compared to $23.6 million for the three months ended June 30, 2009.  The decrease in loss from discontinued operations is primarily related to an increase of $1.3 million in non-interest income and a $44.8 million decrease in non-interest expense, partially offset by a $0.6 million reduction in interest income and a $23.5 million decrease in income tax benefit. See discussion of “Changes in Results of Operations - Discontinued Operations” below for additional detail.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

General
Net loss decreased $34.2 million to $22.0 million for the six months ended June 30, 2010 as compared to a net loss of $56.1 million for the six months ended June 30, 2009.  The decrease in net loss is primarily related to a $41.4 million decrease in loss from discontinued operations to $6.3 million for the six months ended June 30, 2010 partially offset by a $5.9 million increase in reorganization items, net to $10.1 million for the six months ended June 30, 2010.

Net interest expense
Net interest expense increased $0.6 million to $2.1 million for the six months ended June 30, 2010 as compared to $1.5 million for the six months ended June 30, 2009.  The increase is primarily related to a $0.6 million reduction in interest income associated with a declining loans held for investment portfolio due to principal reductions and a decline in yield on cash and cash equivalents as a result of lower market interest rates.

Non-interest expense
Non-interest expense increased $0.6 million to $3.8 million for the six months ended June 30, 2010 as compared to $3.1 million for the six months ended June 30, 2009.  The increase is primarily related to a $0.3 million increase in compensation expense, a $0.4 million increase in insurance expense and a $0.3 million increase in other expense, partially offset by a $0.4 million decrease in professional fees.

Reorganization items, net
Reorganization items, net increased $5.9 million to $10.1 million for the six months ended June 30, 2010 as compared to $4.2 million for the six months ended June 30, 2009.  The increase is primarily related to $12.1 million in professional and legal fees associated with the Company’s bankruptcy proceedings and $1.5 million related to the settlement of the Senior Notes, partially offset by a $3.5 million gain on extinguishment of the Junior Subordinated Debentures in connection with the TOPrS Settlement during the six months ended June 30, 2010 as compared to $4.7 million in professional and legal fees partially offset by $0.5 million in interest income on cash accumulated in bankruptcy during the six months ended June 30, 2009.

Loss from discontinued operations, net of income taxes
Loss from discontinued operations, net of income taxes decreased $41.4 million to a loss of $6.3 million for the six months ended June 30, 2010 as compared to $47.7 million for the six months ended June 30, 2009.  The decrease in loss from discontinued operations is primarily related to an increase of $6.9 million in non-interest income and a $59.1 million decrease in non-interest expense, partially offset by a $23.7 million increase income tax expense. See discussion of “Changes in Results of Operations - Discontinued Operations” below for additional detail.

CHANGES IN FINANCIAL CONDITION ― DISCONTINUED OPERATIONS

The following table presents selected components of the Company’s balance sheets for its discontinued operations at June 30, 2010 and December 31, 2009.

(Debtor-In-Possession for the period June 18, 2008 through June 11, 2010)	June 30,	December 31,
(Dollars in thousands)	2010	2009
Cash and cash equivalents	$492	$525
FHLB stock	2,067	2,146
Loans held for sale, net	44,878	53,409
Commercial real estate investments	8,895	9,072
Real estate owned, net	9,220	7,037
Asset held in trust for deferred compensation plans	11,776	11,792
Other assets	2,359	4,151
Total assets of discontinued operations	$79,687	$88,132

Repurchase reserve	$8,873	$37,200
Liabilities of deferred compensation plans	-	11,819
Liabilities subject to compromise	-	37,732
Other	4,240	3,901
Total liabilities of discontinued operations	$13,113	$90,652

June 30, 2010 compared to December 31, 2009

Loans held for sale, net
Loans held for sale, net primarily consist of first lien subprime residential mortgage loans originated by Fremont in periods prior to March 31, 2007.  Loans held for sale, net totaled $44.9 million consisting of $117.9 million in unpaid principal balance (“UPB”), net of a $73.4 million valuation allowance at June 30, 2010 as compared to $53.4 million consisting of $140.6 million in UPB, net of $87.7 million in valuation allowance at December 31, 2009.   The decrease is primarily related to $7.7 million in net transfers of loans held for sale to REO as a result of foreclosures and $6.7 million in borrower pay-offs and principal payments, partially offset by $4.2 million in reductions to the valuation allowance primarily attributable to borrower loan payoffs and principal payments. There were no loans sold during the six months ended June 30, 2010 and the year ended December 31, 2009.

The valuation allowance decreased $14.3 million to $73.4 million at June 30, 2010 from $87.7 million at December 31, 2009.  The decrease in valuation allowance was primarily related to charge-offs related to transfers of loans held for sale to REO at net realizable value and reductions in valuation allowance attributable to borrower pay-offs and principal payments.

As of June 30, 2010, non-accrual residential real estate loans totaled $56.3 million or 47.7% of UPB as compared to $67.3 million or 47.9% of UPB at December 31, 2009.  The weighted average yield on unpaid principal balance for loans held for sale, net was 3.42% at June 30, 2010 as compared to 4.15% at December 31, 2009.

Commercial real estate investments
Commercial real estate investments primarily consist of FIL’s participation in community development projects and similar types of loans and investments which FIL maintained for compliance under the Community Reinvestment Act (“CRA”).  Commercial real estate investments are designated as held for sale.  Commercial real estate investments, net decreased by $0.2 million to $8.9 million at June 30, 2010 from $9.1 million at December 31, 2009.  The decrease was primarily related to $0.2 million in loan principal payments during the six months ended June 30, 2010.

Real estate owned, net (REO)
REO includes property acquired through foreclosure or deed in lieu of foreclosure and is recorded at fair value less estimated costs to sell at acquisition date.   REO totaled $9.2 million, net of valuation reserves of $1.5 million, at June 30, 2010 as compared to $7.0 million, net of valuation reserves of $1.4 million, at December 31, 2009.  The increase in REO was related to an increase in foreclosure activity and a reduction in valuation reserves, partially offset by sales of REO.  Loans held for sale transferred to REO at net realizable value (fair value less selling costs) totaled approximately $7.7 million during the six months ended June 30, 2010.   The increase was partially offset by REO sales totaling approximately $4.7 million during the six months ended June 30, 2010 and an $0.8 million increase in valuation allowance related to additional write-downs of REO.  REO properties increased to 67 properties at June 30, 2010 as compared to 51 properties at December 31, 2009.

Assets held in trust for deferred compensation plans
Assets held in trust of deferred compensation plans totaled $11.8 million at June 30, 2010 and December 31, 2009.  In conjunction with the reorganization and emergence from bankruptcy, the Excess Benefit Plan, SERP and SERP II plans were terminated and allowed claims of approximately $12.2 million were paid to beneficiaries on the Effective Date.  Subsequent to the Effective Date in July 2010, Signature made a demand on the trustee to terminate the deferred compensation plans following the distributions made to the beneficiaries on the Effective Date.  Signature received funds from the trustee in the total amount of $11.7 million, which reflected the net proceeds remaining in the deferred compensation plans after liquidation of the assets. For additional information about the termination of the Excess Benefit Plan, SERP and SERP II and related matters, see Note 2 ― Significant Events in 2010 in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Repurchase reserve
Repurchase reserves decreased to $8.9 million at June 30, 2010 as compared to $37.2 million at December 31, 2009.  The decrease in the reserve is related to $28.3 million in charge-offs due to settlement payments associated with three settlement agreements involving repurchase claims with counterparties resolving a significant number of loan repurchase claims.  In preparing its estimate for repurchase reserves, which includes both known and unknown claims, management considers the loan products, vintage, aging of repurchase claims, investor settlements and actual loss experience.

As part of Fremont’s bankruptcy case, several settlements with various institutional trustees and whole loan investors that had asserted repurchase claims against FRC were achieved.  The settlements were primarily resolved with Bankruptcy Court approval.  As a result of the repurchase claim resolution efforts, the Company has significantly reduced the number of unresolved claims.  Outstanding claims totaled $76.1 million at June 30, 2010 as compared to $257.5 million at December 31, 2009.  New repurchase claim volume totaled $21.9 million for the six months ended June 30, 2010.

Liabilities of deferred compensation plans
Liabilities of deferred compensation plans declined $11.8 million to zero at June 30, 2010 as compared to $11.8 million at December 31, 2009.  The decrease is primarily related to distributions of $12.6 million, net of dividend reinvestments, partially offset by an increase of $0.7 million in the fair value of the assets held in trust.  In conjunction with the reorganization and emergence from bankruptcy, the beneficiaries of the Excess Benefit Plan, SERP and SERP II plans received distributions of $12.2 million in accordance with the distributions on the Effective Date resulting in the settlement of the liability of the deferred compensation plans.  For additional information about the termination of the Excess Benefit Plan, SERP and SERP II, see  Note 2 ― Significant Events in 2010 in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liabilities subject to compromise
Liabilities subject to compromise decreased to zero at December 31, 2010 as compared to $37.7 million at December 31, 2009.  The decrease is related to the Company’s emergence from bankruptcy and the settlement of claims related to litigation cases.  Pursuant to the Plan, on the Effective Date, claims aggregating approximately $36.5 million in litigation settlements were paid to satisfy Allowed Claims, as defined in the Plan.

Changes in Results of Operations - Discontinued Operations

In accordance with FASB ASC 205-20, loss after taxes from discontinued operations and the net loss on disposal of discontinued operations are reported in the consolidated statements of operations after income from continuing operations for all periods presented.

The following table presents selected components of the Company’s statements of operations for its discontinued operations for the three and six months ended June 30, 2010 and 2009.

(Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Interest income	$1,055	$1,617	$2,286	$3,364

NON-INTEREST INCOME:
Gain (loss) on loans held for sale	2,238	(247)	4,463	(3,228)
Loss on real estate owned, net	(1,414)	(151)	(1,526)	(890)
Other	381	313	521	651
Total non-interest income	1,205	(85)	3,458	(3,467)

NON-INTEREST EXPENSE:
Compensation	1,409	2,835	3,122	6,426
Professional fees	(245)	(2,256)	2,489	2,332
Insurance	1,753	2,234	3,497	4,483
Litigation	250	38,750	1,282	47,750
Restructuring charges	-	4,309	-	4,309
Other	519	2,621	1,087	5,319
Total non-interest expense	3,686	48,493	11,477	70,619
Loss from discontinued operations before reorganization items and income taxes	(1,426)	(46,961)	(5,733)	(70,722)
Reorganization items, net	116	187	394	497
Loss from discontinued operations before income taxes	(1,542)	(47,148)	(6,127)	(71,219)
Income tax (benefit) expense	-	(23,519)	150	(23,519)
Loss from discontinued operations	$(1,542)	$(23,629)	$(6,277)	$(47,700)

Three months ended June 30, 2010 compared to three months ended June 30, 2009

General
Loss from discontinued operations decreased $22.1 million to a loss of $1.5 million for the three months ended June 30, 2010 as compared to a loss of $23.6 million for the three months ended June 30, 2009.  The decrease in loss from discontinued operations is primarily related to an increase of $1.3 million in non-interest income and a $44.8 million decrease in non-interest expense, partially offset by a $0.6 million reduction in interest income and a $23.5 million decrease in income tax benefit.

Interest income
Interest income decreased $0.5 million to $1.1 million for the three months ended June 30, 2010 as compared to $1.6 million for the three months ended June 30, 2009.  The decrease in interest income is primarily related to a reduction in interest related to the financing of servicing advances associated with the sale of mortgage servicing rights and a reduction in interest on loans held for sale.  Other interest income declined to zero for the three months ended June 30, 2010 as compared to $0.2 million for the three months ended June 30, 2009.  The decrease was associated with the repayment of outstanding servicing advances in the second quarter of 2009 that were financed by FIL to a third-party.  Loan interest income declined to $1.1 million for the three months ended June 30, 2010 as compared to $1.4 million for the three months ended June 30, 2009.  The decrease was associated with a reduction of the residential real estate loans held for sale due to loans transferred to REO at the time of foreclosure, borrower payoffs and principal payments.

Non-interest income
Non-interest income increased $1.3 million to $1.2 million for the three months ended June 30, 2010 as compared to ($0.1) million for the three months ended June 30, 2009.  The increase in non-interest income is primarily related to a $2.5 million increase in gain on loans held for sale partially offset by a $1.3 million increase in loss on real estate owned, net. See below for further discussion.

Gain (loss) on loans held for sale
Gain (loss) on loans held for sale increased $2.5 million to a gain of $2.2 million for the three months ended June 30, 2010 as compared to a loss of ($0.2) million for the three months ended June 30, 2009.  The gain for the three months ended June 30, 2010 is primarily related to a reversal of $1.7 million in provision for valuation allowance for loans held for sale primarily related to increases in estimated fair value as a result of declines in borrower delinquencies, borrower pay-offs and principal payments.  The loss on loans held for sale for the three months ended June 30, 2009 is primarily related to $0.2 million in lower of cost or market write-downs on the loans held for sale portfolio associated with increased borrower delinquencies and increases in loss severities associated with the deterioration in the mortgage market and related home price declines.

Loss on real estate owned, net
Loss on real estate owned, net increased $1.3 million to $1.4 million for the three months ended June 30, 2010 as compared to $0.2 million for the three months ended June 30, 2009.  The increase is primarily due to a $0.5 million increase in additional impairment write-downs subsequent to foreclosure and a $0.5 million increase in REO expenses.  Additionally, loss on sale of REO increased $0.3 million for the three months ended June 30, 2010. The increase in REO expenses is associated with increased levels of REO properties during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Non-interest expense
 Non-interest expense decreased $44.8 million to $3.7 million for the three months ended June 30, 2010 as compared to $48.5 million for the three months ended June 30, 2009.  The decrease in non-interest expense is primarily related to a $1.4 million reduction in compensation expense, a $0.5 million decrease in insurance expense, a $38.5 million decrease in litigation expense, a $4.3 million decrease in restructuring charges and a $2.1 million decrease in other non-interest expense.  The decrease in expense was partially offset by a $2.0 million decrease in net recoveries of professional fees. See below for further discussion.

Compensation
Compensation expense decreased $1.4 million to $1.4 million for the three months ended June 30, 2010 as compared to $2.8 million for the three months ended June 30, 2009.  The decrease in compensation is primarily related to reductions in personnel associated with previously disposed businesses and reduced operations related to other discontinued business activities.

Professional fees
Professional fees increased $2.0 million to a net recovery of ($0.2) million for the three months ended June 30, 2010 as compared to a net recovery of ($2.3) million for the three months ended June 30, 2009.  The increase is primarily related to reduced recoveries of professional fees.  The ($0.2) million in professional fees for the three months ended June 30, 2010 is primarily related to $2.3 million in legal and professional fees offset by $2.5 million in legal and professional fee reimbursements related to an insurance policy claim in connection with certain litigation matters. The ($2.3) million in professional fees for the three months ended June 30, 2009 is primarily related to $2.9 million in legal and professional fees offset by $5.2 million in legal and professional fee reimbursements related to an insurance policy claim in connection with certain litigation matters.

Professional fees primarily related to litigation costs and other professional services associated with the former insurance, banking and residential lending divisions of FIL, including the prosecution of litigation where the Company is the plaintiff.  Professional fees directly related to the bankruptcy filing are included in reorganization items, net.

Insurance
Insurance expense decreased $0.5 million to $1.8 million for the three months ended June 30, 2010 as compared to $2.2 million for the three months ended June 30, 2009.  The decrease is primarily related to the amortization of premiums prior to the Effective Date for directors and officers and fiduciary liability policies associated with discontinued operations over the remaining term of the policies.

Litigation
Litigation expense decreased $38.5 million to $0.3 million for the three months ended June 30, 2010 as compared to $38.8 million for the three months ended June 30, 2009.  The decrease is primarily related to reduced litigation accruals recorded in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 as certain legal matters had been resolved.  The litigation settlement expense for the three months ended June 30, 2009 is primarily associated with the negotiation and settlements related to cases involving Rampino Stipulation ($22.0 million), California Insurance Commissioner ($5.0 million), Commonwealth of Massachusetts ($10.0 million) and Enron ($1.5 million).  For additional information about the litigation settlements, see “C. Chapter 11 Bankruptcy Proceedings And Events Occurring During Such Proceedings” of Part I, Item 1 of the Comprehensive Form 10-K.

Restructuring charges
Restructuring charges decreased $4.3 million to zero for the three months ended June 30, 2010 as compared to $4.3 million for the three months ended June 30, 2009.  The decrease is attributable to no relocations or business disposals during 2010 as compared to the prior year.  During the three months ended June 30, 2009, the $4.3 million in restructuring charges primarily related to Fremont’s relocation from its previous headquarters in Brea, California to Anaheim, California and the negotiation of lease termination agreements.  In June 2009, Fremont executed a lease termination agreement with the landlord which required Fremont to pay a termination fee of $0.7 million to the landlord, vacate the premises and convey all remaining premises and equipment in the leased premises to the subtenant.  In addition, Fremont commenced its relocation in the second quarter of 2009 and recorded a $4.2 million restructuring charge associated with the relocation and conveyance of premises and equipment and reversed $0.7 million in deferred rent and lease incentives related to the office space in Brea, California.

Other
Other non-interest expense decreased $2.1 million to $0.5 million for the three months ended June 30, 2010 as compared to $2.6 million for the three months ended June 30, 2009.  The decrease is primarily related to reductions in personnel, office space, information technology and operating expenses associated with discontinued operations.

Income tax benefit
Income tax benefit decreased $23.5 million to zero for the three months ended June 30, 2010 as compared to an income tax benefit of $23.5 million for the three months ended June 30, 2009.  The $23.5 million income tax benefit for the three months ended June 30, 2009 primarily relates to a reversal of income tax provisions related to the resolution of tax matters previously accrued.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

General
Loss from discontinued operations decreased $41.4 million to a loss of $6.3 million for the six months ended June 30, 2010 as compared to a loss of $47.7 million for the six months ended June 30, 2009.  The decrease in loss from discontinued operations is primarily related to an increase of $6.9 million in non-interest income and a $59.1 million decrease in non-interest expense, partially offset by a $1.1 million reduction in interest income and a $23.7 million decrease in income tax benefit.

Interest income
Interest income decreased $1.1 million to $2.3 million for the six months ended June 30, 2010 as compared to $3.4 million for the six months ended June 30, 2009.  The decrease in interest income is primarily related to a reduction in interest related to the financing of servicing advances associated with the sale of mortgage servicing rights and a reduction in interest on loans held for sale.  Other interest income declined to zero for the six months ended June 30, 2010 as compared to $0.5 million for the six months ended June 30, 2009.  The decrease was associated with the repayment of outstanding servicing advances in the second quarter of 2009 that were financed by FIL to a third-party.  Loan interest income declined to $2.3 million for the six months ended June 30, 2010 as compared to $2.7 million for the six months ended June 30, 2009.  The decrease was associated with a reduction of the residential loans held for sale portfolio due to loans transferred to REO at the time of foreclosure, borrower payoffs and principal payments.

Non-interest income
Non-interest income increased $6.9 million to $3.5 million for the six months ended June 30, 2010 as compared to an expense of ($3.5) million for the six months ended June 30, 2009.  The increase in non-interest income is primarily related to a $7.7 million increase in gain on loans held for sale partially offset by a $0.6 million increase in loss on real estate owned, net. See below for further discussion.

Gain (loss) on loans held for sale
Gain (loss) on loans held for sale increased $7.7 million to a gain of $4.5 million for the six months ended June 30, 2010 as compared to a loss of ($3.2) million for the six months ended June 30, 2009.  The gain for the six months ended June 30, 2010 is primarily related to a reversal of $4.2 million in provision for valuation allowance for loans held for sale primarily related to increases in estimated fair value as a result of declines in borrower delinquencies, borrower pay-offs and principal payments.  The loss on loans held for sale for the six months ended June 30, 2009 is primarily related to $2.8 million in lower of cost or market write-downs on the loans held for sale portfolio associated with increased borrower delinquencies and increases in loss severities associated with the deterioration in the mortgage market and related home price declines.

Loss on real estate owned, net
Loss on real estate owned, net increased $0.6 million to $1.5 million for the six months ended June 30, 2010 as compared to $0.9 million for the six months ended June 30, 2009.  The increase is primarily due to a $1.1 million increase in REO expenses associated with increased levels of REO properties during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  The increase was partially offset by a $0.3 million increase in gain on sale of REO and a $0.1 million decrease in impairment write-downs subsequent to foreclosure.

Non-interest expense
Non-interest expense decreased $59.1 million to $11.5 million for the six months ended June 30, 2010 as compared to $70.6 million for the six months ended June 30, 2009.  The decrease in non-interest expense is primarily related to a $3.3 million reduction in compensation expense, a $1.0 million decrease in insurance expense, a $46.5 million decrease in litigation expense, a $4.3 million decrease in restructuring charges and a $4.2 million decrease in other non-interest expense.  See below for further discussion.

Compensation
Compensation expense decreased $3.3 million to $3.1 million for the six months ended June 30, 2010 as compared to $6.4 million for the six months ended June 30, 2009.  The decrease in compensation is primarily related to reductions in personnel associated with previously disposed businesses and reduced operations related to other discontinued business activities.

Insurance
Insurance expense decreased $1.0 million to $3.5 million for the six months ended June 30, 2010 as compared to $4.5 million for the six months ended June 30, 2009. The decrease is primarily related to the amortization of premiums prior to the Effective Date for directors and officers and fiduciary liability policies associated with discontinued operations over the remaining term of the policies.

Litigation
Litigation expense decreased $46.5 million to $1.3 million for the six months ended June 30, 2010 as compared to $47.8 million for the six months ended June 30, 2009.  The decrease is primarily related to reduced litigation accruals recorded in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 as certain legal matters had been resolved.  The litigation settlement expense for the six months ended June 30, 2009 is primarily associated with the negotiation and settlements related to cases involving BONY ($6.0 million), Rampino Stipulation ($22.0 million), California Insurance Commissioner ($5.0 million), Commonwealth of Massachusetts ($10.0 million) and Enron ($2.5 million).  For additional information about the litigation settlements, see “C. Chapter 11 Bankruptcy Proceedings And Events Occurring During Such Proceedings” of Part I, Item 1 of the Comprehensive Form 10-K.

Restructuring charges
Restructuring charges decreased $4.3 million to zero for the six months ended June 30, 2010 as compared to $4.3 million for the six months ended June 30, 2009.  The decrease is attributable to no relocations or business disposals during 2010 as compared to the prior year.  During the six months ended June 30, 2009, the $4.3 million in restructuring charges primarily related to Fremont’s relocation from its previous headquarters in Brea, California to Anaheim, California and the negotiation of lease termination agreements.  In June 2009, Fremont executed a lease termination agreement with the landlord which required Fremont to pay a termination fee of $0.7 million to the landlord, vacate the premises and convey all remaining premises and equipment in the leased premises to the subtenant.  In addition, Fremont commenced its relocation in the second quarter of 2009 and recorded a $4.2 million restructuring charge associated with the relocation and conveyance of premises and equipment and reversed $0.7 million in deferred rent and lease incentives related to the office space in Brea, California.

Other
Other non-interest expense decreased $4.2 million to $1.1 million for the six months ended June 30, 2010 as compared to $5.3 million for the six months ended June 30, 2009.  The decrease is primarily related to reductions in personnel, office space, information technology and operating expenses associated with discontinued operations.

Income tax expense (benefit)
Income tax expense increased $23.7 million to $0.2 million for the six months ended June 30, 2010 as compared to an income tax benefit of $23.5 million for the six months ended June 30, 2009.  The $0.2 million income tax provision for the six months ended June 30, 2010 is primarily related to state income tax liabilities.  The $23.5 million income tax benefit for the six months ended June 30, 2009 primarily relates to a reversal of income tax provisions related to the resolution of tax matters previously accrued.

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

In addition to the Allowed Claims identified above, the Company paid $2.7 million on the Effective Date in professional fees to five firms involved in Fremont’s bankruptcy case.

Additionally, pursuant to various settlement agreements related to repurchase reserve matters, and with Bankruptcy Court approval, Fremont paid out an additional $28.3 million during the weeks leading up to the Effective Date.

Signature Common Stock Investment and Warrants Issuance. On the Effective Date, the Signature Investors purchased an aggregate of 12.5 million shares of Signature’s common stock for an aggregate of $10 million in cash pursuant to the terms of subscription agreements between the Company and each of the Signature Investors. Additionally, pursuant to the Plan, Signature issued the Warrants, which were exercisable for an aggregate of 15 million shares of Signature’s common stock for an aggregate cash purchase price of $300,000. The Warrants have a term of 10 years and an exercise price of $1.03 per share. The Warrants vest 20% on the Effective Date and 20% in annual installments until the Warrants are fully vested on the fourth anniversary of the Effective Date. The $300,000 purchase price for the Warrants is payable as the Warrants vest. Accordingly, the Warrant Investors paid an aggregate amount of $60,000 on the Effective Date and will pay $60,000 in the aggregate on each subsequent vesting installment.  For additional information about the issuance and sale of the Signature common stock and the Warrants, see Note 2 ― Significant Events in 2010 in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Subsequent to the aforementioned distributions and the issuance and sale of Signature common stock and the Warrants, the Company had approximately $49.1 million in cash and cash equivalents at June 30, 2010. In October 2010, the Company received an IRS tax refund of $24.4 million, net of other potential tax liabilities, related to the carryback of the Company’s 2008 NOLs to the taxable year periods 2003, 2004 and 2005.  At December 31, 2010, the Company had approximately $71.0 million in cash and cash equivalents.  In February 2011, the IRS notified the Company that the $24.8 million refund was subject to review.  For more information see Note 16 ― Subsequent Events in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Subsequent to the Effective Date, Signature’s primary uses of liquidity includes operating expenses associated with the management of the Company’s business, including the Legacy Assets, professional fees and related expenses associated with reorganization, the SEC compliance project, and litigation, and interest payments on the Notes Payable. Additionally, pursuant to the Plan, uses of liquidity are expected to include funding of structured debt instruments and acquisitions of businesses.

Summary of Cash Flows

Net cash (used in) provided by operating activities

During the six months ended June 30, 2010, net cash used in operating activities totaled $322.8 million. The cash used in operating activities primarily relates to payments aggregating approximately $280.8 million to satisfy Allowed Claims on the Effective Date and $28.3 million paid to settle repurchase reserve matters during the weeks leading up to the Effective Date.  Additionally, the $22.0 million net loss during the period contributed to the cash used in operating activities.

During the six months ended June 30, 2009, net cash provided by operating activities totaled $20.5 million. The cash provided by operating activities primarily relates to $51.5 million in cash provided by operating activities of discontinued operations as a result of $53.1 million in collections of servicing advances, partially offset by net losses during the period.

Net cash provided by investing activities

During the six months ended June 30, 2010, net cash provided by investing activities totaled $5.6 million. The cash provided by investing activities primarily relates to proceeds of $5.2 million from the sale of REO.

During the six months ended June 30, 2009, net cash provided by investing activities totaled $5.4 million. The cash provided by investing activities primarily relates to $5.8 million in proceeds received from the sale of commercial real estate investments, $1.8 million in proceeds from the sale of REO, offset by $1.1 million in capital contributed for funding commitments on commercial real estate investments.

Net cash provided by financing activities

During the six months ended June 30, 2010, net cash provided by financing activities totaled $10.1 million.  The cash provided by financing activities relates to $10.1 million in proceeds received from the issuance of common stock and warrants on the Effective Date.

During the six months ended June 30, 2009, there were no activities within financing activities as Fremont operated its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court.

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations at June 30, 2010 are summarized by contractual maturity in the following table:

	Payments Due by Period
(Dollars in thousands)	Total	Currently Due	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable	$39,000	$-	$-	$-	$-	$39,000

The Notes Payable were issued by the Company pursuant to the Notes Payable Indenture. The Notes Payable were issued on July 16, 2010, but as they were an obligation of the Company pursuant to the TOPrS Settlement under the Plan, Signature accrued such liability as of June 11, 2010. The Notes Payable mature in December 2016 and bear interest at 9.0% annually, paid quarterly beginning September 30, 2010. Additional information concerning the Notes Payable is included in Note 5 — Notes Payable, Senior Notes and Junior Subordinated Debentures in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

On May 17, 2011, Signature received a notice of default from the Notes Payable Trustee for not satisfying a covenant to file with the Notes Payable Trustee its periodic reports required to be filed under the Exchange Act with the SEC. Signature has until August 15, 2011 to cure this default under the Notes Payable Indenture. With the filing of this Quarterly Report and the simultaneous filings of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, September 30, 2010 and the Annual Report on Form 10-K for the year ended December 31, 2010, Signature will have cured the reporting delinquency set forth in the Notes Payable Trustee’s notice of default.

We also have repurchase reserve liabilities related to residential real estate loans that were sold that are subject to standard industry representations and warranties that may require the Company to repurchase certain loans. Additional information concerning repurchase reserves included in discontinued operations is included in Note 14 ― Discontinued Operations in the Notes to Unaudited Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q.

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

Changes in Internal Controls over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are currently a defendant in various legal actions and asserted claims in connection with the prior business and operations of Fremont and its subsidiaries and in the normal course of business. We anticipate that we will become involved in new litigation matters from time to time in the future.  We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of our assessment of its legal position.  The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position.    For additional information concerning material pending and threatened litigation actions and proceedings against the Company, see Part I, Item 3. Legal Proceedings in the Comprehensive Form 10-K.

The Company experienced new developments with pending legal matters during the second quarter of 2010.

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

Settlement with Federal Insurance. On May 7, 2010, Fremont and FRC entered into a Settlement Agreement and Release with Federal Insurance Company (“Federal”), which related to Federal’s obligations to indemnify Fremont and FRC’s liabilities in connection with a legal matter involving the Commonwealth of Massachusetts as well as certain other lawsuits to settle an adversary proceeding between Fremont and Federal. Pursuant to the terms of the Settlement Agreement and Release, Federal agreed to pay Fremont approximately $2.9 million which, together with other amounts previously paid by Federal to Fremont (during 2009 and earlier in 2010), equaled the policy limits of $10.0 million.

Item 1A. Risk Factors

The Comprehensive Form 10-K includes a detailed discussion of risk factors associated with Business Risks and Risks Related to an Investment in Our Common Stock.  The risks presented below are more specifically related to risks related to our transactions, including  companies we may provide capital to, and should be read in conjunction with the risk factors and information disclosed in the Comprehensive Form 10-K and our other periodic Exchange Act fillings with the SEC.

Strategic acquisitions and joint ventures, or Signature’s entry into new business areas, may result in additional risks and uncertainties in its business. Signature expects to grow its business through internal expansion of commercial lending operations as well through strategic acquisitions or joint ventures. When we make strategic acquisitions or enter into joint ventures, we expect to face numerous risks and uncertainties in combining or integrating the relevant businesses and systems including, potentially, the need to combine accounting and data processing systems and management controls and to integrate relationships with customers and business partners. Our participation in any other ventures that we may enter into may subject us to additional risks and uncertainties because we may be dependent upon, and subject us to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control. Conflicts or disagreements between us and the other members of a venture may negatively impact our businesses. Finally, expansions, acquisitions or joint ventures may require significant managerial attention which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our businesses and as a result negatively impact our financial condition and/or operating results.

Providing capital to middle market companies involves a high degree of risk.  Companies operating in the middle market, which we generally describe as those with revenues between $25 million and $500 million, generally have (i) less access to capital to fund their business, (ii) high dependence on the management talents and efforts of a small group of persons, (iii) narrower product lines, smaller market shares, or/or larger customer relationships, and (iv) less publicly available information about their business, operations and financial condition compared to larger companies.  These companies would also generally be considered to have ratings that are below investment grade.  We are dependent on the ability of SCA’s management team and professional staff to obtain adequate information to evaluate the potential returns from providing capital to these companies and to manage our assets accordingly in light of such risks. If they are unable to uncover all material information about these middle market companies that we may transact with, they may not make a fully informed decision, and we may lose all or part of the capital we provide, or be subject to the impact of operating losses associated with such businesses.

The lack of liquidity for the types of transactions we are pursuing may adversely affect our business. We plan to provide capital to companies whose securities are not publicly traded, and whose securities may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. Given these circumstances, while we do not expect to be able to achieve liquidity in our portfolio over a short-term period, the illiquidity of these capital infusions may make it difficult for us to get our capital back when projected or desired. In addition, if we are required to liquidate all or a portion of our assets quickly, we may realize significantly less than the values shown on our financial statements, which would cause us to suffer losses and potentially adversely affect our business.

Until we are able to diversify our asset base, we will face concentration risk whereby a loss on one or more of our transactions could have a materially adverse effect on our company.  Since the Effective Date, we have provided capital in a limited number of situations in furtherance of our business strategy.  Until we have increased the amount of capital deployed in our new business strategy to create a diversified portfolio, a loss on one or more situations would affect us more adversely than such loss would affect a company with a larger and more diverse portfolio.

The companies we provide capital to may incur debt that ranks equally with, or senior to, the capital we provide to such companies.  The companies we provide capital to may have, or may be permitted to incur, debt or other capital that ranks equally with, or senior to, the capital we provide them. By their terms, such securities may entitle the holders to receive payment of interest, principal, dividends or other forms of capital on or before the dates on which we would be entitled to receive payments with respect to the capital we may provide. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company we have provided capital to, holders of securities senior to our capital in such company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior capital, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of other capital ranking equally with the capital we may provide, we would have to share on an equal basis any distributions with other similarly situated capital providers in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Businesses, specialized assets, or loan assets acquired by us may not perform as expected and we may not be able to achieve adequate consideration for dispositions.  As part of our business strategy, we may pursue acquisitions of other companies, specialized assets, or loan assets.  Such acquisitions may involve numerous risks, including difficulties in integrating the operations, services, products and personnel of the acquired company or specialized asset; the diversion of management’s attention from other business concerns; entering markets in which we have little or no direct prior experience; or the potential loss of key employees of the acquired company.  Acquired businesses, specialized assets and loan assets may have credit related risks arising from substantially different underwriting standards associated with those businesses or assets.  Furthermore, these acquisitions may result in potentially dilutive issuances of equity securities and the incurrence of additional debt, which could have a material adverse effect on our business, financial condition, and results of operations.

In addition, we may from time to time decide to sell companies or assets.  There can be no assurance that we will be successful in completing these transactions. If these transactions are completed, they may reduce the size of our business. There is also no assurance that we will receive adequate consideration for any company or asset dispositions.  As a result, our future disposition of businesses or assets could have a material adverse effect on our business, financial condition, and result of operations.

There may be circumstances where our debt capital could be subordinated to claims of other creditors or we could be subject to lender liability claims. Even though we may have structured certain of the capital we provide as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

Second priority liens on collateral securing loans that we make to companies generally will be subject to the actions of, and potentially control of, senior creditors with first priority liens whereby the value of the collateral may not be sufficient to repay in full both the first priority creditors and us. Certain loans that we may make will be secured by a second priority security interest in the same collateral pledged by a company to secure senior debt owed by a company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us to enter into an “intercreditor agreement” prior to permitting the portfolio company to borrow from us. Typically the intercreditor agreements we are requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (2) the nature, timing and conduct of foreclosure or other collection proceedings; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.

The value of the collateral securing our loan and debt instruments depends on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of the collateral securing our loan and debt instruments will be sufficient to satisfy the obligations of our borrowers. There is also a risk that such collateral securing our debt may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the borrower and market conditions. If such proceeds are not sufficient to repay amounts outstanding under our loan obligations, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the Company’s remaining assets, if any, which may result in the incurrence of losses.

We generally will not control the companies obligated to repay our loans and other debt instruments.  We do not expect to control the companies obligated to repay the loans we may make or purchase, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a company in which we provide capital may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt holders. Due to the lack of liquidity associated with capital provided to non publicly-traded companies, we may not be able to dispose of our loans in such companies as readily as we would like or at an appropriate valuation. As a result, a borrower may make decisions that could decrease the value of our portfolio holdings.

We may not realize gains from equity securities associated with the loans we provide or the business acquisitions we make. Certain loans that we make or purchase may include warrants or other equity securities and the businesses we acquire will result in Signature obtaining significant equity interests.  Equity interests involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity co-investments in companies in conjunction with other investors. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a company we provide capital to does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We expect to seek puts or similar rights to give us the right to sell our equity interests back to the issuer, but we may be unable to exercise these puts rights for the consideration provided or our estimates if the issuer is in financial distress.

Signature may issue shares of common stock as consideration in its acquisition and joint venture transactions, which would result in dilution of our shareholders.  In addition to other forms of consideration, we may issue shares of our common stock in connection with future acquisitions or joint venture transactions that we may enter into. The issuance of shares of our common stock in such transactions may result in dilute our then existing shareholders following any such issuance.

Signature’s intention to not become an investment company subject the Investment Company Act of 1940 as amended may impose constraints on our operations. We intend to conduct our operations so that we are not required to register as an investment company under the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act. Section 3(a)(1)(C) of the Investment Company Act defines as an investment company any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40.0% of the value of the issuer's total assets (exclusive of government securities and cash items) on an unconsolidated basis. Excluded from the term "investment securities" are, among other things, securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We may be compelled to take or refrain from taking actions, to acquire additional income or loss generating assets or to forego opportunities that might otherwise be beneficial to us in order to ensure that we (or one of our subsidiaries) may continue to rely on the applicable exceptions or exemptions under the Investment Company Act. These limitations on our freedom of action could have a material adverse effect on our financial condition and results of operations.

If we fail to maintain an exemption, exception or other exclusion from registration as an investment company, we could, among other things, be required to substantially change the manner in which we conduct our operations either to avoid being required to register as an investment company or to register as an investment company. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to, among other things, our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and our financial condition and results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On the Effective Date, the Signature Investors purchased an aggregate of 12.5 million shares of Signature’s common stock for an aggregate of $10 million in cash pursuant to the terms of subscription agreements between the Company and each of the Signature Investors. In accordance with the Plan, Signature’s common stock was issued and sold to the Signature Investors without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act.  Pursuant to the Plan, Signature also issued the Warrants, which were exercisable for an aggregate of 15 million shares of Signature’s common stock to the Warrant Investors for an aggregate cash purchase price of $300,000. The Warrants have a term of 10 years and an exercise price of $1.03 per share. The Warrants vested 20% on the Effective Date and will vest 20% in annual installments until the Warrants are fully vested on the fourth anniversary of the Effective Date. The $300,000 purchase price for the Warrants is payable as the Warrants vest. Accordingly, the Warrant Investors paid an aggregate amount of $60,000 on the Effective Date and will pay $60,000 in the aggregate on each subsequent vesting installment. The Warrants were issued to the Warrant Investors without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act. For additional information about the issuance and sale of the Signature common stock and the Warrants on the Effective Date, see Note 2 ― Significant Events in 2010  in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

On June 25, 2010, Signature issued 21 million shares of Signature’s common stock to the TOPrS holders in connection with the TOPrS Settlement.  Each holder received its pro rata portion of the aggregate shares issued.  For additional information about the sale of Signature common stock to the TOPrS holders, see Note 2 ― Significant Events in 2010  in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Item 5.  Other Information

None.

Item 6. Exhibits

(a)(3) and (b) Exhibits.

Exhibit No.	Description
2.1
Signature Group Holdings, LLC’s Chapter 11 Fourth Amended Plan of Reorganization of Fremont General Corporation, Joined by James McIntyre as Co-Plan Proponent, dated May 24, 2010, as amended (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 1, 2010, Commission File Number 001-08007)

2.2
Order Confirming Fourth Amended Chapter 11 Plan of Reorganization. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 1, 2010, Commission File Number 001-08007)

3.1
Amended and Restated Articles of Incorporation of Fremont General Corporation. (hereby changed to Signature Group Holdings, Inc.). (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

3.2
Amended and Restated Bylaws of Signature Group Holdings, Inc. dated January 27, 2011. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 21, 2011, Commission File Number 001-08007)

4.1
Form of Stock Certificate for Common Stock of Signature Group Holdings, Inc. with new CUSIP. (Incorporated by reference to Exhibit 13 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

4.2	Form of Warrant. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

4.3
Form of Signature Group Holdings, Inc. 9.0% Notes due December 31, 2016. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 22, 2010, Commission File Number 001-08007)

4.4
Indenture between Signature Group Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee for the holders of the Company’s 9.0% Notes due December 31, 2016. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2010, Commission File Number 001-08007)

10.1
Form of Registration Rights Agreement entered into between the Company and the investors thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

10.2
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

SIGNATURE GROUP HOLDINGS, INC.

Dated: July 1, 2011	By: /s/ Craig Noell
Craig Noell
President and Chief Executive Officer
(Principal Executive Officer)

Dated: July 1, 2011	By: /s/ Kyle Ross
Kyle Ross
Executive Vice President, Interim
Chief Financial Officer and Assistant Secretary
(Principal Accounting and Financial Officer)