Form 10-Q
period 2010-09-30
SIGNATURE GROUP HOLDINGS INC
filed 2011-07-05
CIK 38984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

SIGNATURE GROUP HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2010

EXPLANATORY NOTE

Signature Group Holdings, Inc. (“Signature,” formerly Fremont General Corporation (“Fremont”), or “Company”, “we,” “us” or “our”) is filing this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2010 (the “Form 10-Q”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This Form 10-Q is being filed contemporaneously with the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010,and June 30, 2010, and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which have not been previously filed.

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

For a more complete understanding of the matters involving the Company, this Form 10-Q should be read together with the Comprehensive Form 10-K as well as the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, and June 30, 2010, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 that were filed simultaneously with this Form 10-Q.

- ii -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Signature Group Holdings, Inc.
Debtor-In-Possession (for the period June 18, 2008 through June 11, 2010)
Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$50,950	$355,698
Investment securities, available for sale	2,104	-
Loans held for investment, net	1,987	2,132
Premises and equipment, net	2,527	2,623
Income taxes receivable	25,066	25,160
Other assets	657	3,435
Assets of discontinued operations	62,244	88,132
TOTAL ASSETS	$145,535	$477,180

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Notes payable	$39,000	$-
Warrant liability	4,677	-
Liabilities subject to compromise	-	293,366
Other liabilities	6,453	2,015
Liabilities of discontinued operations	14,022	90,652
TOTAL LIABILITIES	64,152	386,033

Commitments and contingencies (Note 16)

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 10,000 and 2,000 shares authorized at September 30, 2010 and December 31, 2009, respectively; none issued or outstanding 2010 and December 31, 2009, respectively; none issued or outstanding	-	-
Common stock, $0.01 par value; 190,000 and 150,000 shares authorized at September 30, 2010 and December 31, 2009, respectively; 111,880 and 78,380 shares issued and outstanding at September 30, 2010 and at December 31, 2009, respectively	1,119	784
Treasury stock	(630)	-
Additional paid-in capital	444,470	423,039
Accumulated deficit	(363,570)	(332,056)
Deferred compensation	-	(620)
Accumulated other comprehensive loss	(6)	-
TOTAL SHAREHOLDERS' EQUITY	81,383	91,147
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$145,535	$477,180

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Debtor-In-Possession (for the period June 18, 2008 through June 11, 2010)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009

Interest income	$62	$250	$237	$1,041
Interest expense	892	1,192	3,189	3,483
Net interest expense	(830)	(942)	(2,952)	(2,442)
Provision for loan losses	-	-	38	-
Net interest expense after provision for loan losses	(830)	(942)	(2,990)	(2,442)

NON-INTEREST INCOME:
Change in fair value of warrant liability	249	-	428	-
Other	-	-	86	351
Total non-interest income	249	-	514	351

NON-INTEREST EXPENSE:
Professional fees	781	58	1,325	1,032
Compensation	478	335	1,402	984
Insurance	150	605	1,773	1,813
Management fee	388	-	454	-
Other	340	214	938	512
Total non-interest expense	2,137	1,212	5,892	4,341

Loss from continuing operations before reorganization items and income taxes	(2,718)	(2,154)	(8,368)	(6,432)
Reorganization items, net	794	2,457	10,844	6,611
Loss from continuing operations before income taxes	(3,512)	(4,611)	(19,212)	(13,043)
Income taxes	-	-	-	-
Loss from continuing operations	(3,512)	(4,611)	(19,212)	(13,043)
(Loss) income from discontinued operations, net of income taxes	(6,026)	1,257	(12,302)	(46,443)
Net loss	$(9,538)	$(3,354)	$(31,514)	$(59,486)

LOSS PER SHARE:
Basic:
Loss from continuing operations	$(0.03)	$(0.06)	$(0.21)	$(0.17)
(Loss) income from discontinued operations, net of income taxes	(0.05)	0.02	(0.13)	(0.59)
Net Loss	$(0.09)	$(0.04)	$(0.34)	$(0.76)

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Debtor-In-Possession (for the period June 18, 2008 through June 11, 2010)
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock
(Dollars and shares in thousands)	Number of Outstanding Shares	Amount	Number of Outstanding Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2009	-	$-	78,380	$784	$-	$423,039	$(332,056)	$(620)	$-	$91,147
Net loss	-	-	-	-	-	-	(31,514)	-	-	(31,514)
Issuance of common shares to TOPrS	-	-	21,000	210	-	16,590	-	-	-	16,800
Issuance of common shares and warrants	-	-	12,500	125	-	4,831	-	-		4,956
GSOP fair value adjustment	-	-	-	-	-	10	-	(10)	-	-
Reclassification of deferred compensation to treasury stock	-	-	-	-	(630)			630	-	-
Net change in unrealized loss on investments	-	-	-	-	-	-	-	-	(6)	(6)
Balance at September 30, 2010	-	$-	111,880	$1,119	$(630)	$444,470	$(363,570)	$-	$(6)	$81,383

Signature Group Holdings, Inc.
Debtor-In-Possession (for the period June 18, 2008 through June 11, 2010)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(31,514)	$(59,486)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	12,302	46,443
Depreciation and amortization	85	154
Impairment of investment securities, available for sale	55	-
Change in fair value of warrant liability	(428)	-
Provision for loan losses	38	-
Gain on extinguishment of debt - TOPrS	(3,530)	-
Senior debt claims paid	(183,267)	-
TOPrS claims paid	(45,000)	-
Changes in operating assets and liabilities:		-
Other assets	(315)	343
Other liabilities	1,763	1,740
Income taxes receivable	94	(23,297)
Net cash (used in) provided by operating activities of discontinued operations	(70,608)	56,015
Net cash (used in) provided by operating activities	(320,325)	21,912

Cash flows from investing activities:
Principal changes on loans held for investment	107	59
Purchase of investment securities, available for sale	(2,154)	-
Proceeds from disposal of premises and equipment, net	-	11
Net cash provided by investing activities of discontinued operations	7,491	6,231
Net cash provided by investing activities	5,444	6,301

Cash flows from financing activities:
Issuance of common shares and warrants	10,060	-
Net cash provided by financing activities	10,060	-

(Decrease) increase in cash and cash equivalents	(304,821)	28,213
Cash and cash equivalents, beginning of period	356,223	334,684
Cash and cash equivalents, end of period	$51,402	$362,897

Cash and cash equivalents, end of period - continuing operations	$50,950	$362,372
Cash and cash equivalents, end of period - discontinued operations	452	525
Cash and cash equivalents, end of period	$51,402	$362,897

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$495	$200
Cash paid for interest	24,158	-
Notes payable issued as partial settlement of TOPrS	39,000	-
Common stock issued as partial settlement of TOPrS	16,800	-
Transfers of loans to real estate owned	9,600	5,541

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Debtor-In-Possession (for the period June 18, 2008 through June 11, 2010)
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Net loss	$(9,538)	$(3,354)	$(31,514)	$(59,486)
Other comprehensive loss:
Net change in unrealized losses during period:
Investment securities, available for sale	(6)	-	(6)	-
Accumulated other comprehensive loss	(6)	-	(6)	-
Total comprehensive loss	$(9,544)	$(3,354)	$(31,520)	$(59,486)

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

In addition to the Allowed Claims identified above, the Company paid an additional $2.7 million on the Effective Date in professional fees to five firms involved in Fremont’s Bankruptcy Case.  The five professional firms had filed aggregate claims of approximately $4.9 million with the Bankruptcy Court.  See Note 17 ― Subsequent Events for additional information regarding settlements with professionals.

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

As more fully described in Note 17 ― Subsequent Events, on May 17, 2011, Signature received a notice of default from the Notes Payable Trustee for not satisfying a covenant to file with the Notes Payable Trustee its periodic reports required to be filed under the Exchange Act with the Commission.

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

From January 1, 2010 through the Effective Date, Fremont entered into three residential loan repurchase settlement agreements. The Company paid approximately $28.3 million prior to the Effective Date with respect to such repurchase settlements.  See Note 15 ― Discontinued Operations for more information about the Company’s repurchase reserve liability.

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

Management Agreement. As more fully discussed in Note 11 ― Management Agreement, pursuant to the Plan, Signature entered into the Interim Management Agreement with SCA, certain principals of whom, subsequent to the Effective Date, became affiliated with Signature as members of its executive management team.

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

Substantial Contribution Claims.  Pursuant to the Plan, Signature was obligated to pay all Allowed Claims, which included payments of expenses of plan proponents and other parties in interest who the Bankruptcy Court deemed had made substantial contributions in Signature’s progress toward reorganization (“Substantial Contribution Payments”).  The determination by the Bankruptcy Court relating to such Substantial Contribution Payments was not made until after the Effective Date, so these amounts are separate and apart from the Unpaid Claims described previously.  See Note 17 ― Subsequent Events for a description of Substantial Contributions Claims paid during the fourth quarter of 2010.

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

NOTE 3 — FINANCIAL STATEMENT PRESENTATION AND RECENT ACCOUNTING STANDARDS

The accompanying unaudited consolidated financial statements of Signature and its wholly-owned subsidiaries have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.  The Company evaluates subsequent events through the date of filing with the SEC.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009, which are included in the Comprehensive Form 10-K.

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

NOTE 4 — CASH AND CASH EQUIVALENTS

Cash and cash equivalents are held in non-interest bearing deposits in financial institutions and money market funds.  As of September 30, 2010 and December 31, 2009, $2.9 million and $1.3 million, respectively, of these deposits were restricted.  Restricted cash totaling $0.9 million and $1.3 million related to amounts on deposit securing a letter of credit associated with insurance policies at September 30, 2010 and December 31, 2009, respectively. Restricted cash included $2.0 million and zero related to amounts on deposit pending a decision on a legal case currently on appeal at September 30, 2010 and December 31, 2009, respectively. No other cash and cash equivalents were restricted as of September 30, 2010 and December 31, 2009.

NOTE 5 — INVESTMENTS SECURITIES, AVAILABLE FOR SALE

The following table presents the components of investment securities, available for sale:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Corporate bonds	$1,800	$-
Estate bonds	304	-
Investment securities, available for sale	$2,104	$-

The amortized cost and gross unrealized holding losses for investment securities, available for sale, consisted of the following:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Amortized cost	$2,110	$-
Gross unrealized holding losses	(6)	-
Estimated fair value	$2,104	$-

During the three months ended September 30, 2010, the Company purchased $2.0 million in 10% corporate bonds, maturing in March 2012, for $1.8 million. Additionally, the Company purchased $3.3 million in estate bonds of an institution seized by the FDIC for $0.4 million. These senior and subordinate debentures are currently engaged in litigation over the distribution of the remaining funds of the estate, with final resolution expected in 2011.

NOTE 6 — NOTES PAYABLE, SENIOR NOTES AND JUNIOR SUBORDINATED DEBENTURES

The following table presents Signature’s long-term debt:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Notes payable	$39,000	$-
Senior Notes (1)	-	166,530
Junior Subordinated Debentures (1)	-	103,093
Total	$39,000	$269,623

(1)	Amounts are included in liabilities subject to compromise, within continuing operations, in the accompanying consolidated balance sheet at December 31, 2009.

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

As more fully described in Note 17 ― Subsequent Events, on May 17, 2011, Signature received a notice of default from the Notes Payable Trustee for not satisfying a covenant to file with the Notes Payable Trustee its periodic reports required to be filed under the Exchange Act with the SEC.

The TOPrS Settlement resulted in a gain of $3.5 million, which is included in reorganization items, net in the consolidated statements of operations for the three and nine months ended September 30, 2010.

Interest expense on the Notes Payable was $0.9 million and $1.1 million for the three and nine months ended September 30, 2010, respectively.

Senior Notes
As more fully described in Note 2 – Significant Events During 2010, on the Effective Date, the Senior Notes were cancelled.  The holders of the Senior Notes received the outstanding principal balance of $166.5 million, $18.7 million in accrued and unpaid interest plus an additional $1.5 million.  The $1.5 million is included in reorganization items, net in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2010.

Interest expense on the Senior Notes, accrued using the federal judgment rate (“FJR”) of 2.51%, was zero and $1.1 million for the three months ended September 30, 2010 and 2009.  Interest expense on the Senior Notes, accrued using the FJR of 2.51% was $2.0 million and $3.3 million for the nine months ended September 30, 2010 and 2009, respectively.

Total interest payments for the Senior Notes were zero during the three months ended September 30, 2010 and 2009.  The difference between contractually required interest payments and actual interest payments made was zero and $3.3 million for the three months ended September 30, 2010 and 2009, respectively.

Total interest payments for the Senior Notes were $18.7 million and zero and for the nine months ended September 30, 2010 and 2009, respectively.  The $18.7 million in interest payments on the Effective Date was comprised of $7.0 million in interest accrued at the Petition Date and $11.7 million of interest accrued during the bankruptcy period at the FJR.  The difference between contractually required interest payments and actual interest payments made was $3.9 million and $9.8 million for the nine months ended September 30, 2010 and 2009, respectively.

Junior Subordinated Debentures
As more fully described in Note 2 ―Significant Events During 2010, in June and July 2010, as partial settlement of the TOPrS’s bankruptcy claims, the former holders of the TOPrS received $45 million in cash, subject to charging liens of the Indenture Trustee, 21 million shares of Signature’s common stock, and were issued an aggregate of $39 million in Notes Payable, due December 2016 and bearing interest at a rate of 9% per annum.

Total interest payments for the Junior Subordinated Debentures were zero for the three months ended September 30, 2010 and 2009. The difference between contractually required interest payments and actual interest payments made was zero and $2.3 million for the three months ended September 30, 2010 and 2009, respectively.

Total interest payments for the Junior Subordinated Debentures were zero for the nine months ended September 30, 2010 and 2009. The difference between contractually required interest payments and actual interest payments made was $4.1 million and $7.0 million for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 7 — INCOME TAXES

Deferred income taxes are computed using the liability method in accordance with the provisions of FASB ASC 740 – Income taxes. Under this method, deferred income taxes represent the tax effect of differences between the financial and income tax basis of assets and liabilities.

As of December 31, 2009, the Company had estimated federal and state net operating loss (“NOL”) carryforwards of approximately $781.1 million and $924.3 million, respectively, which expire at various dates between 2016 and 2030.  The Company’s federal NOLs have a 20-year life and begin to expire in 2027.   The Company’s state NOLs have either a 10-year or 20-year life and begin to expire in 2016.  The Company maintained a full valuation allowance against its deferred tax assets at September 30, 2010 and December 31, 2009 as it believed it was more likely than not that the deferred tax assets will not be realized.

At September 30, 2010 and December 31, 2009, the Company accrued the expected tax and interest exposure for tax matters that were either in the process of resolution or had been identified as having the potential for adjustment. The total reserve for these uncertain tax matters was $0.4 million at September 30, 2010 and December 31, 2009.

NOTE 8 —SHAREHOLDERS’ EQUITY

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

The Warrants include a ratchet anti-dilution protection provisions which provides for a reduction in the exercise price of the Warrants if any common stock (or equivalents) of the Company are issued at a price per share less than the Exercise Price during the term of the Warrants. ASC 815 Derivatives and Hedging provides a scope exception for contracts such as warrants (that otherwise meet the definition of a derivative) issued by an entity that are both (i) indexed to its own stock and (ii) classified in shareholders’ equity.  When this exception is satisfied, the financial instrument need not be recognized at fair value or (as applicable) the embedded feature need not be bifurcated from the host contract and separately accounted for at fair value. Rather, the warrants are accounted for by the issuer as equity.  ASC 815-40 defines “indexed to an entities own stock” and addresses the determination of whether an embedded feature or a freestanding financial instrument that has all the characteristics of a derivative. An instrument would be considered indexed to an entity’s own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount or a fixed amount of a debt instrument issued by the entity. In this case, the settlement amount would not equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed exercise price. The exercise price would be adjusted if the Company (a) sells shares of its common stock for an amount less than $1.03 per share or (b) issues an equity-linked financial instrument with a strike price below $1.03 per share. Consequently, the settlement amount of the Warrants can be affected by future equity offerings undertaken by the Company at the then-current market price of the related shares or the contractual terms of other equity-linked financial instruments issued in a subsequent period. Accordingly, equity treatment is not allowed and the Warrants are required to be classified as a derivative liability and re-measured at fair value at each reporting period. The Company values the Warrants quarterly using a lattice option pricing model.  The Company valued the Warrants at $5.1 million on the issuance date and $4.7 million at September 30, 2010. The net change in the fair value of the Warrants was $0.2 million and $0.4 million for the three and nine months ended September 30, 2010, respectively, and is included in non-interest income in the consolidated statements of operations.

As further discussed in Note 17 ― Subsequent Events, the Company has granted shares of restricted stock to independent (non-management) members of the Board of Directors at prices below the $1.03 exercise price of the Warrants.  As a result of the ratchet anti-dilution protection provisions of the Warrants, these grants of restricted stock resulted in downward adjustments of the exercise price of the Warrants.

The payment of dividends on the Company’s common stock, if any, is subject to the debt covenants governing the Notes Payable and the discretion of the Board of Directors. The Company did not declare or pay any dividends to shareholders for the nine months and year ended September 30, 2010 and December 31, 2009, respectively.

NOTE 9 — SHARE-BASED PAYMENTS

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

Awards of restricted stock, if any, are amortized at their grant date fair value.  Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period which is generally one year.  No grants of restricted shares of common stock had been made under the independent (non-management) director compensation program at September 30, 2010.

As more fully discussed in Note 17 ― Subsequent Events, beginning in the fourth quarter of 2010 and during the first and second quarters of 2011, the Company granted restricted shares of common stock under the independent (non-management) director compensation program.

NOTE 10 — LOSS PER SHARE

Loss per share has been computed based on the weighted-average number of shares outstanding. The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
Loss from continuing operations	$(3,512)	$(4,611)	$(19,212)	$(13,043)
(Loss) income from discontinued operations, net of income taxes	(6,026)	1,257	(12,302)	(46,443)
Net loss	$(9,538)	$(3,354)	$(31,514)	$(59,486)

Weighted-average basic and diluted shares outstanding	111,789	78,289	92,032	78,286

Basic and diluted (loss) income per share:
Continuing operations	$(0.03)	$(0.06)	$(0.21)	$(0.17)
Discontinued operations	(0.05)	0.02	(0.13)	(0.59)
Basic and diluted net loss per share	$(0.09)	$(0.04)	$(0.34)	$(0.76)

NOTE 11 — MANAGEMENT AGREEMENT

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

Under the Interim Management Agreement, SCA receives as compensation for its services $525,000 per calendar quarter or such other amount based on the determination of the Board and the consent of SCA (the “Management Fee”) paid in advance of each quarter, which is intended to cover the commercially reasonable operating expenses to be incurred by SCA in its management of Signature.  SCA will refund the portion of the Management Fee that exceeds its actual expenses or apply such excess to the subsequent period, if applicable. Signature will bear all other costs and expenses of its operations and transactions.  Management fees, under the Interim Management Agreement, were $0.4 million and $0.5 million for three and nine months ended September 30, 2010.

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

NOTE 12 — FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Recurring Fair Value Measurements

The following table presents, for each of the levels within the fair value hierarchy, the Company’s assets and liabilities that are measured at fair value on a recurring basis, including financial instruments for which the Company elected the fair value option:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of September 30, 2010:
Assets:
Investment securities, available for sale	$1,800	$304	$-	$2,104

Liabilities:
Warrant liability	$-	$-	$4,677	$4,677

As of December 31, 2009:
Assets:
Assets held in trust for deferred compensation plans (1)	$11,792	$-	$-	$11,792

Liabilities:
Liabilities of deferred compensation plans	$11,819	$-	$-	$11,819

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

The following table presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Dollars in thousands)	Beginning Balance	Amounts Realized in Earnings	Transfers In/Out of Level 3	Purchases, Issuances and Settlements	Ending Balance
Three months ended September 30, 2010:
Warrant liability	$4,926	$(249)	$-	$-	$4,677

Three months ended September 30, 2009:
Subordinated mortgage-backed securities:
Residual interest in securitized loans	$32	$2	$-	$(34)	$-

The following table presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Dollars in thousands)	Beginning Balance	Amounts Realized in Earnings	Transfers In/Out of Level 3	Purchases, Issuances and Settlements	Ending Balance
Nine months ended September 30, 2010:
Warrant liability	$-	$(428)	$-	$5,105	$4,677

Nine months ended September 30, 2009:
Subordinated mortgage-backed securities:
Private issue investment securities	$92	$3	$-	$(95)	$-
Residual interest in securitized loans	252	40	-	(292)	-
	$344	$43	$-	$(387)	$-

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

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of September 30, 2010:
Assets:
Real estate owned, net (1)	$-	$-	$3,231	$3,231
Loans held for sale, net	-	-	40,125	40,125
	$-	$-	$43,356	$43,356
As of December 31, 2009:
Assets:
Real estate owned, net (1)	$-	$-	$6,253	$6,253
Loans held for sale, net	-	-	53,409	53,409
Commercial real estate investments (1)	-	-	1,318	1,318
	$-	$-	$60,980	$60,980
Liabilities:
Discontinued lease liability	$-	$-	$2,471	$2,471

(1)
Amounts represent the Company’s real estate owned (“REO”) and commercial real estate investments which resulted in gains (losses) on assets and liabilities recorded on a non-recurring basis during the period.

The following table summarizes the total gains (losses) on assets and liabilities recorded on a nonrecurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Real estate owned, net	$(737)	$(745)	$(1,578)	$(1,730)
Loans held for sale, net	(2,086)	8,258	2,143	5,463
Discontinued lease liability	(14)	(22)	(47)	(51)
Total	$(2,837)	$7,491	$518	$3,682

FASB ASC Topic 825 – Financial Instruments requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values.   The following table presents the carrying values and fair value estimates of financial instruments as of:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS
Continuing Operations:
Cash and cash equivalents	$50,950	$50,950	$355,698	$355,698
Investment securities, available for sale	2,104	2,104	-	-
Loans held for investment, net	1,987	1,987	2,132	2,132
Discontinued Operations:
Cash and cash equivalents	452	452	525	525
FHLB stock	2,051	2,051	2,146	2,146
Loans held for sale, net	40,125	40,125	53,409	53,409
Commercial real estate investments	8,833	8,833	9,072	9,072
Assets held in trust for deferred compensation plans	-	-	11,792	11,792
LIABILITIES
Continuing Operations:
Notes payable	$39,000	$35,393	$-	$-
Senior notes	-	-	166,530	166,530
Junior subordinated debentures	-	-	103,093	77,320
Warrant liability	4,677	4,677	-	-
Discontinued Operations:
Liabilities of deferred compensation plans	-	-	11,819	11,819

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

NOTE 13 — OPERATIONS BY REPORTABLE SEGMENT

The following tables present the operating results and other key financial measures for the Company’s operating segments for the periods indicated:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
(Dollars in thousands)	Continuing	Discontinued	Total	Continuing	Discontinued	Total

Interest income	$62	$1,034	$1,096	$250	$1,258	$1,508
Interest expense	892	-	892	1,192	-	1,192
Net interest (expense) income	(830)	1,034	204	(942)	1,258	316
Non-interest income	249	(3,157)	(2,908)	-	8,334	8,334
Non-interest expense	2,137	3,903	6,040	1,212	7,979	9,191
(Loss) income before taxes and reorganization items, net	(2,718)	(6,026)	(8,744)	(2,154)	1,613	(541)
Reorganization items, net	794	-	794	2,457	356	2,813
(Loss) income before taxes	(3,512)	(6,026)	(9,538)	(4,611)	1,257	(3,354)
Income taxes	-	-	-	-	-	-
Net (loss) income	$(3,512)	$(6,026)	$(9,538)	$(4,611)	$1,257	$(3,354)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
(Dollars in thousands)	Continuing	Discontinued	Total	Continuing	Discontinued	Total

Interest income	$237	$3,319	$3,556	$1,041	$4,622	$5,663
Interest expense	3,189	-	3,189	3,483	-	3,483
Net interest (expense) income	(2,952)	3,319	367	(2,442)	4,622	2,180
Provision for loan losses	38	-	38	-	-	-
Non-interest income	514	300	814	351	4,867	5,218
Non-interest expense	5,892	15,377	21,269	4,341	78,598	82,939
Loss before taxes and reorganization items, net	(8,368)	(11,758)	(20,126)	(6,432)	(69,109)	(75,541)
Reorganization items, net	10,844	394	11,238	6,611	853	7,464
Loss before taxes	(19,212)	(12,152)	(31,364)	(13,043)	(69,962)	(83,005)
Income taxes	-	150	150	-	(23,519)	(23,519)
Net loss	$(19,212)	$(12,302)	$(31,514)	$(13,043)	$(46,443)	$(59,486)

(Dollars in thousands)	Continuing Operations	Discontinued Operations	Total
Segment assets:
At September 30, 2010	$83,291	$62,244	$145,535
At December 31, 2009	389,048	88,132	477,180

Segment liabilities:
At September 30, 2010	$50,130	$14,022	$64,152
At December 31, 2009	295,381	90,652	386,033

NOTE 14 — DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

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

The following table summarizes the components of liabilities subject to compromise, within continuing operations, included in the consolidated balance sheets as of:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Senior notes	$-	$166,530
Junior subordinated debentures	-	103,093
Accrued interest payable	-	21,067
Other	-	2,676
Liabilities subject to compromise	$-	$293,366

Liabilities subject to compromise, within discontinued operations, totaled zero and $37.7 million as of September 30, 2010 and December 31, 2009, respectively.  Refer to Note 15 ― Discontinued Operations for additional information on liabilities subject to compromise within discontinued operations.

Included in other liabilities and liabilities subject to comprise, within continuing operations, at September 30, 2010 and December 31, 2009, respectively, is zero and $2.5 million, respectively in occupancy-related liabilities associated with the relocation of Fremont’s corporate headquarters.  The following table presents the changes in the Company’s restructuring liability for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30, 2010	Year Ended December 31, 2010
Beginning balance	$2,471	$2,903
Accruals	47	66
Payments	(2,518)	(498)
Ending balance	$-	$2,471

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Legal and professional fees	$794	$2,637	$12,924	$7,305
Senior notes settlement (1)		-	1,500	-
Interest income	-	(180)	(50)	(694)
Gain on extinguishment of debt (2)	-	-	(3,530)	-
Reorganization items, net	$794	$2,457	$10,844	$6,611

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

Reorganization items, net, within discontinued operations, totaled zero and $0.4 million for the three and nine months ended September 30, 2010, respectively. Reorganization items, net, within discontinued operations, totaled $0.4 million and $0.9 million for the three and nine months ended September 30, 2009, respectively. Refer to Note 15 ― Discontinued Operations for additional information on reorganization items, net within discontinued operations.

NOTE 15 — DISCONTINUED OPERATIONS

The following tables present the assets and liabilities and financial results of the components of the Company designated as discontinued operations as of and for the periods indicated:

Assets and Liabilities of Discontinued Operations

(Debtor-In-Possession for the period June 18, 2008 through June 11, 2010)
(Dollars in thousands)	September 30, 2010	December 31, 2009
Cash and cash equivalents	$452	$525
FHLB stock	2,051	2,146
Loans held for sale, net	40,125	53,409
Commercial real estate investments	8,833	9,072
Accrued interest receivable	431	528
Real estate owned, net	8,807	7,037
Premises and equipment, net	963	1,410
Asset held in trust for deferred compensation plans	-	11,792
Other assets	582	2,213
Total assets of discontinued operations	$62,244	$88,132

Repurchase reserve	$8,873	$37,200
Accounts payable and accrued expenses	4,189	2,967
Liabilities of deferred compensation plans	-	11,819
Liabilities subject to compromise	-	37,732
Other	960	934
Total liabilities of discontinued operations	$14,022	$90,652

Statement of Operations of Discontinued Operations

(Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Interest income	$1,034	$1,258	$3,319	$4,622

NON-INTEREST INCOME:
(Loss) gain on loans held for sale	(2,173)	8,878	2,290	5,650
Loss on commercial real estate investments	(6)	(12)	(45)	(68)
Loss on real estate owned, net	(1,120)	(906)	(2,646)	(1,796)
Other	142	374	701	1,081
Total non-interest income	(3,157)	8,334	300	4,867

NON-INTEREST EXPENSE:
Compensation	1,676	2,046	4,798	8,472
Professional fees	1,475	1,331	3,964	3,663
Insurance	-	2,288	3,497	6,771
Litigation	20	-	1,301	47,750
Restructuring charges	-	394	-	4,703
Other	732	1,920	1,817	7,239
Total non-interest expense	3,903	7,979	15,377	78,598
(Loss) income from discontinued operations before reorganization items and income taxes	(6,026)	1,613	(11,758)	(69,109)
Reorganization items, net	-	356	394	853
(Loss) income from discontinued operations before income taxes	(6,026)	1,257	(12,152)	(69,962)
Income tax expense (benefit)	-	-	150	(23,519)
(Loss) income from discontinued operations	$(6,026)	$1,257	$(12,302)	$(46,443)

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

The following tables detail the residential real estate loans held for sale:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Unpaid principal balance	$112,598	$140,625
Net deferred direct origination costs	233	445
	112,831	141,070
Valuation allowance	(72,706)	(87,661)
Loans held for sale, net	$40,125	$53,409
Loans held for sale on non-accrual status	$53,004	$67,304

At September 30, 2010 and December 31, 2009, non-accrual residential real estate loans as a percentage of outstanding unpaid principal balances were 47% and 48%, respectively.

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

(Dollars in thousands)	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Beginning balance	$87,661	$112,899
Recovery of provision	(2,143)	(8,582)
Dispositions and charge-offs	(12,812)	(16,656)
Ending balance	$72,706	$87,661

Commercial real estate investments
Commercial real estate investments consisted of the following as of:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Loans	$1,018	$1,018
Investment in partnerships	7,815	8,054
Commercial real estate investments	$8,833	$9,072

Real estate owned, net
REO consists of property acquired through or in lieu of foreclosure on loans secured by real estate. REO is reported in the financial statements at the lower of cost or estimated net realizable value. REO consisted of the following as of:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Real estate owned	$10,516	$8,454
Valuation allowance	(1,709)	(1,417)
Real estate owned, net	$8,807	$7,037

The following table summarizes the activity in REO for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Real estate owned:
Beginning balance	$8,454	$4,234
Additions	9,600	10,509
Disposals	(7,538)	(6,289)
Ending balance	$10,516	$8,454

Valuation allowance:
Beginning balance	$1,417	$1,905
Provision for losses	1,578	1,857
Disposals	(1,286)	(2,345)
Ending balance	1,709	1,417
Real estate owned, net	$8,807	$7,037

Losses on real estate owned were $1.1 million and $0.9 million during the three months ended September 30, 2010 and 2009, respectively; and were $2.6 million and $1.8 million during the nine months ended September 30, 2010 and 2009, respectively.

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

Repurchase reserves
In prior years, as loans held for sale were sold, the Company made customary standard industry representations and warranties about the loans. The Company may have to subsequently repurchase certain loans due to material defects that occurred in the origination of the loans.  The Company maintains a repurchase reserve for the estimated losses expected to be realized when the repurchased loans are sold. In preparing its estimate for repurchase reserves, which includes both known and unknown claims, management considers the loan products, vintage, aging of repurchase claims, previous settlements with investors and actual loss experience.  Provisions for the repurchase reserve are charged against gain (loss) on sale of loans in the condensed statement of operations of discontinued operations.

During the three months ended September 30, 2010 and 2009, the Company settled zero in outstanding repurchase claims.  For the nine months ended September 30, 2010 and 2009, the Company settled $28.3 million and $1.5 million, respectively in repurchase claims.

The following table summarizes the activity in the repurchase reserve for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Beginning balance	$37,200	$53,013
Provision (reduction) for repurchases	-	(22,467)
Settlements	(28,327)	(1,525)
Recoveries	-	8,179
Ending balance	$8,873	$37,200

Liabilities subject to compromise
Liabilities subject to compromise consisted primarily of litigation reserves associated with negotiating the settlement of cases involving the Company’s former insurance and lending operations and totaled zero and $37.4 million at September 30, 2010 and December 31, 2009, respectively.

Reorganization items, net
Reorganization items, net, consisting of professional fees, totaled zero and $0.4 million for the three and nine months ended September 30, 2010.

Reorganization items, net, consisting of professional fees, totaled $0.4 million and $0.9 million for the three and nine months ended September 30, 2009.

Income taxes
Income tax expense was zero for the three months ended September 30, 2010 and 2009, respectively.

Income tax expense (benefit) totaled $0.2 million and $(23.5) million for the nine months ended September 30, 2010 and 2009, respectively. The income tax expense for the nine months ended September 30, 2010 relates to required minimum state taxes to be paid by the Company. The tax benefit for the nine months ended September 30, 2009 primarily relates to approximately $23.8 million in reversals of tax accruals related to the resolution of certain tax matters previously accrued.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Retention and termination benefits

FRC instituted a retention program with its full time employees in September 2008 in order to compensate employees for the uncertainty of their employment situation in light of Fremont’s bankruptcy filing.  Under such program, employees were paid a “retention bonus” equal to 20% or 40% of their regular monthly base salary for each full month worked.  This retention program was in effect at September 30, 2010.

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

The following legal matter had a development during the quarter ended September 30, 2010.

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

The following legal matters occurred subsequent to September 30, 2010.

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

NOTE 17 — SUBSEQUENT EVENTS

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

Reporting Delinquency under the Notes Payable Indenture
On May 17, 2011, Signature received a notice of default from the Notes Payable Trustee for not satisfying a covenant to file with the Notes Payable Trustee its periodic reports required to be filed under the Exchange Act with the Commission. Signature has until August 15, 2011 to cure this default under the Notes Payable Indenture. With the filing of this Quarterly Report and the simultaneous filings of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and the Annual Report on Form 10-K for the year ended December 31, 2010, Signature will have cured the reporting delinquency set forth in the Notes Payable Trustee notice of default.

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

During the bankruptcy period, Fremont’s operations focused on maximizing the value of its assets, which, included the liquidation and sale of certain assets, minimizing its costs and liabilities through the negotiation and resolution of litigation, loan repurchase claims and other claims. In particular, Fremont managed its remaining residential and commercial loan portfolios, commercial real estate investments and other assets.  During the nine months ended September 30, 2010 and 2009,  and the three months ended September 30, 2009, the Company’s results of operations include reorganization items which are direct costs incurred by Fremont operating as a debtor-in-possession during bankruptcy proceedings.  These items include professional fees, trustee fees and other expenses incurred directly related to the bankruptcy filing, gains or losses resulting from activities of the reorganization process and interest earned on cash accumulated while in bankruptcy.

Presentation of Continuing Operations and Discontinued Operations. The presentation set forth below in this Management’s Discussion and Analysis and in the Company’s Unaudited Consolidated Financial Statements present the Company’s financial condition and results of operations in two separate categories, which are “Continuing Operations” and “Discontinued Operations.”  The continuing operations present the financial condition and results of operations for the assets, liabilities, businesses and operations that are consistent with Signature’s current business strategy.  The discontinued operations present the financial condition and results of operations for the assets, liabilities, businesses and operations that were sold or discontinued by Fremont and FIL prior to the Effective Date.  See Note 15 ― Discontinued Operations in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item1 of this Form 10-Q for more information about the Company’s “Discontinued Operations.”

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

Material Weakness in Internal Control Over Financial Reporting.  As of September 30, 2010, the Company's internal control over financial reporting was not effective and it was determined that material weakness identified as of December 31, 2009 had not been remediated.  The Company is currently working to remediate the material weakness in its internal control over financial reporting. See Item 4, “Controls and Procedures” of this Form 10-Q for more information about the Company’s assessment of its internal control over financial reporting and the related material weakness, as well as the Company’s continuing efforts to remediate such weakness.  Notwithstanding the assessment that the Company’s internal control over financial reporting was not effective and that there was a material weakness as discussed in Part I, Item 4 of this Form 10-Q, the Company  believes that the financial statements contained in this Form 10-Q and discussed in this Management’s Discussion and Analysis, fairly and accurately present the financial position, results of operations and cash flows for each of the periods ended September 30, 2010 and 2009 in all material respects.

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

In accordance with FASB ASC 815 – Derivatives and Hedging, financial instruments meeting the definition of a derivative are recorded at fair value, with changes in fair value reported through earnings.  In determining whether certain financial instruments meet the definition of a derivative, the Company follows FASB ASC 815-40 – Contracts in Entity’s Own Equity.  Pursuant to the Plan, Signature issued warrants to purchase an aggregate of 15 million shares of Signature’s common stock (the “Warrants”) for an aggregate cash purchase price of $0.3 million.  The Warrants have a term of 10 years and an exercise price of $1.03 per share.  The Warrants include a ratchet anti-dilution protection provisions which provides for a reduction in the exercise price of the Warrants if any common stock (or equivalents) of the Company are issued at a price per share less than the Exercise Price during the term of the Warrants. ASC 815 Derivatives and Hedging provides a scope exception for contracts such as warrants (that otherwise meet the definition of a derivative) issued by an entity that are both (i) indexed to its own stock and (ii) classified in shareholders’ equity.  When this exception is satisfied, the financial instrument need not be recognized at fair value or (as applicable) the embedded feature need not be bifurcated from the host contract and separately accounted for at fair value. Rather, the warrants are accounted for by the issuer as equity.  ASC815-40 defines “indexed to an entities own stock” and addresses the determination of whether an embedded feature or a freestanding financial instrument that has all the characteristics of a derivative. An instrument would be considered indexed to an entity’s own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount or a fixed amount of a debt instrument issued by the entity. In this case, the settlement amount would not equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed exercise price. The exercise price would be adjusted if the Company (a) sells shares of its common stock for an amount less than $1.03 per share or (b) issues an equity-linked financial instrument with a strike price below $1.03 per share. Consequently, the settlement amount of the Warrants can be affected by future equity offerings undertaken by the Company at the then-current market price of the related shares or the contractual terms of other equity-linked financial instruments issued in a subsequent period. Accordingly, equity treatment is not allowed and the Warrants are required to be classified as a derivative liability and re-measured at fair value at each reporting period.  For additional information about the Warrants, see Note 2 – Significant Events During 2010 in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

There were no other changes in its critical accounting policies or the Company’s estimates and assumptions from those disclosed in the Comprehensive Form 10-K.

CONSOLIDATED FINANCIAL PERFORMANCE REVIEW

Three Months Ended September 30, 2010

The following is a summary of significant operating results for the three months ended September 30, 2010.

Continuing Operations:

•	Loss from continuing operations of $3.5 million as compared to $4.6 million for the comparable 2009 period.
•	Net interest expense of $0.8 million as compared to net interest expense of $0.9 million for the comparable 2009 period.
•	Non-interest expense of $2.1 million as compared to $1.2 million for the comparable 2009 period.
•	Reorganization items, net of $0.8 million as compared to $2.5 million for the comparable 2009 period.

Discontinued Operations:

•	Loss from discontinued operations of $6.0 million as compared to income of $1.3 million for the comparable 2009 period.
•	Non-interest income of $(3.2) million as compared to income of $8.3 million for the comparable 2009 period.
o	Gain (loss) on loans held for sale of $(2.2) million as compared to a gain of $8.9 million for the comparable 2009 period.
•	Non-interest expense of $3.9 million as compared to $8.0 million for the comparable 2009 period
o	Insurance expense of zero as compared to $2.3 million for the comparable 2009 period.
•	Reorganization items, net of zero as compared to $0.4 million for the comparable 2009 period.

Nine Months Ended September 30, 2010

The following is a summary of significant operating results for the nine months ended September 30, 2010.

Continuing Operations:
•	Loss from continuing operations of $19.2 million as compared to a loss of $13.0 million for the comparable 2009 period.
•	Net interest expense of $3.0 million as compared to net interest expense of $2.4 million for the comparable 2009 period.
•	Non-interest expense of $5.9 million as compared to $4.3 million for the comparable 2009 period.
•	Reorganization items, net of $10.8 million as compared to $6.6 million for the comparable 2009 period.

Discontinued Operations:
•	Loss from discontinued operations of $12.3 million as compared to net loss of $46.4 million for the comparable 2009 period.
•	Interest income of $3.3 million as compared to $4.6 million for the comparable 2009 period.
•	Non-interest income of $0.3 million as compared to $4.9 million for the comparable 2009 period.

o	Gain on sale of loans of $2.3 million as compared to $5.7 million for the comparable 2009 period.
•	Non-interest expense of $15.4 million as compared to $78.6 million for the comparable 2009 period.
o	Litigation expense of $1.3 million as compared to $47.8 million for the comparable 2009 period.
o	Compensation expense of $4.8 million as compared to $8.5 million for the comparable 2009 period.
o	Insurance expense of $3.5 million as compared to $6.8 million for the comparable 2009 period.
o	Other non-interest expense of $1.8 million as compared to $7.2 million for the comparable 2009 period.
o	Restructuring charges of zero as compared to $4.7 million for the comparable 2009 period.
•	Reorganization items, net of $0.4 million as compared to $0.9 million for the comparable 2009 period.

CHANGES IN CONSOLIDATED FINANCIAL CONDITION

(Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)	September 30,	December 31,
(Dollars in the thousands)	2010	2009
Cash and cash equivalents	$50,950	$355,698
Investment securities, available for sale	2,104	-
Loans held for investment, net	1,987	2,132
Premises and equipment, net	2,527	2,623
Income taxes receivable	25,066	25,160
Other assets	657	3,435
Assets of discontinued operations	62,244	88,132
TOTAL ASSETS	$145,535	$477,180

Notes payable	$39,000	$-
Warrant liability	4,677	-
Liabilities subject to compromise:	-	293,366
Other liabilities	6,453	2,015
Liabilities of discontinued operations	14,022	90,652
TOTAL LIABILITIES	64,152	386,033
TOTAL SHAREHOLDERS' EQUITY	81,383	91,147
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$145,535	$477,180

September 30, 2010 compared to December 31, 2009

General
Total assets decreased by $331.6 million or 69.5% to $145.5 million at September 30, 2010 from $477.2 million at December 31, 2009, primarily as a result of a $304.7 million decrease in cash and cash equivalents, a $2.8 million decrease in other assets and a $25.9 million decrease in assets of discontinued operations, partially offset by a $2.1 million increase in investment securities, available for sale.  Total liabilities decreased by $321.9 million or 83.3% to $64.2 million at September 30, 2010 from $386.0 million at December 31, 2009, primarily as a result of a $293.4 million decrease in liabilities subject to compromise and a $76.6 million decrease in liabilities of discontinued operations.  The decrease in total liabilities was partially offset by an increase in notes payable, warrant liability and other liabilities of $39.0 million, $4.7 million and $4.4 million, respectively.

Total shareholders’ equity decreased to $81.4 million at September 30, 2010 from $91.1 million at December 31, 2009.    The decrease in shareholders’ equity is primarily related to the $31.5 million net loss for the nine months ended September 30, 2010, partially offset by a $21.8 million increase in shareholders’ equity primarily related to a $16.8 million increase in common stock for the issuance of 21 million shares of Signature common stock to the holders of the 9% Trust Originated Preferred Securities (the “TOPrS”) in connection with the settlement of the TOPrS claims in our bankruptcy proceedings (“TOPrS Settlement”).  Additionally, on the Effective Date, the Company issued and sold 12.5 million shares of Signature common stock to accredited investors (“Signature Investors”), including several of Signature’s executive officers and then members of the Board of Directors, for $10.0 million and the Warrants to purchase an aggregate 15 million shares of Signature common stock for proceeds of $10.1 million.  The issuance of Signature common stock and the Warrants resulted in the Company recording a $5.0 million increase in shareholders’ equity and a warrant liability of $5.1 million.  The net loss for the nine months ended September 30, 2010 is discussed in more detail below under “Results of Consolidated Operations.”  For additional information about the TOPrS Settlement and about the shares of Signature common stock and the Warrants, see Note 2 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Cash and cash equivalents
Cash and cash equivalents decreased $304.7 million to $51.0 million at September 30, 2010 from $355.7 million at December 31, 2009.  The decrease in cash and cash equivalents during the nine months ended September 30, 2010 was primarily attributable to $280.8 million in distributions to satisfy Allowed Claims, as defined in the Plan, on the Effective Date and $28.3 million in settlements paid related to repurchase reserve matters during the weeks leading up to the Effective Date.  For additional information about the distributions of “Allowed Claims,” see “Liquidity and Capital Resources” below and Note 2 – Significant Events During 2010 in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.  Additionally, cash and cash equivalents decreased as a result of operating costs during the year including reorganization expenses associated with legal and professional costs related to the Chapter 11 bankruptcy proceedings.  The decrease in cash and cash equivalents was partially offset by $10.1 million in proceeds received from the sale of 12.5 million shares of Signature common stock to the Signature Investors and the issuance of the Warrants on the Effective Date.

Investment securities, available for sale
Investment securities, available for sale increased to $2.1 million at September 30, 2010 as compared to zero at December 31, 2009.

Investment securities, available for sale consist of corporate and estate bonds purchased at a discount in the third quarter of 2010.  The Company purchased $2.0 million in 10% corporate bonds, maturing in March 2012, for $1.8 million.  Additionally, the Company purchased $3.3 million in estate bonds of an institution seized by the FDIC for $0.4 million.  Holders of the senior and subordinate debentures are currently engaged in litigation over the distribution of the remaining funds of the estate, with final resolution expected sometime in 2011.  The investment securities are classified as available for sale and are carried at their estimated fair value.

Other assets
Other assets decreased to $0.7 million at September 30, 2010 as compared to $3.4 million at December 31, 2009.  The $2.8 million decrease is substantially related to the extinguishment of the TOPrS issued by Fremont General Financing I (the “TOPrS Trust”) as a result of the TOPrS Settlement.  The TOPrS Settlement resulted in the elimination of the Company’s $3.1 million equity investment in the TOPrS Trust at the time the TOPrS were extinguished. For additional information about the TOPrS Settlement, see Note 2 – Significant Events During 2010 in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Notes payable
Notes payable increased to $39.0 million at September 30, 2010 as compared to zero at December 31, 2009.  In conjunction with the TOPrS Settlement, the Junior Subordinated Debentures totaling $103.1 million were extinguished and the holders of the TOPrS were entitled to receive a pro rata share of (a) $45.0 million in cash, subject to charging liens of Wells Fargo Bank, NA, in its capacity as indenture trustee to the TOPrS (the “TOPrS Trustee”), (b) $39.0 million in Notes Payable, and (c) 21 million shares of Signature common stock.  The Notes Payable were issued on July 16, 2010, but as they were an obligation of the Company pursuant to the TOPrS Settlement under the Plan, Signature accrued such liability as of June 11, 2010.

The Notes Payable mature in December 2016 and bear interest at 9.0% annually, paid quarterly beginning September 30, 2010.  Prior to the Effective Date, the $103.1 million in Junior Subordinated Debentures was included in “Liabilities Subject to Compromise.” For additional information about the Notes Payable, see Note 2 – Significant Events During 2010 and Note 6 – Notes Payable, Senior Notes and Junior Subordinated Debentures in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Warrant liability
Warrant liability increased to $4.7 million at September 30, 2010 as compared to zero at December 31, 2009.  Pursuant to the Plan, Signature issued the Warrants to purchase an aggregate of 15 million shares of Signature common stock for an aggregate cash purchase price of $0.3 million.  For additional information about the warrant liability, see Note 8 – Shareholders’ Equity in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

The Warrants include a ratchet anti-dilution protection provision which provides for a reduction in the exercise price of the Warrants if any common stock (or equivalents) of the Company are issued at a price per share less than the Exercise Price during the term of the warrants.  The Warrants can also be adjusted due to future equity offerings undertaken by the Company with exercise pricing set at the then-current market price of the related shares or the contractual terms of other equity-linked financial instruments issued in a subsequent period.  Accordingly, equity treatment is not allowed and the Warrants are required to be classified as a derivative liability and re-measured at fair value at each reporting period. The Company valued the Warrants at June 11, 2010 (issuance date) at $5.1 million and $4.7 million at September 30, 2010.  The $0.4 million change in fair value for the nine months ended September 30, 2010 is included in non-interest income in the consolidated statements of operations.

Liabilities subject to compromise
Liabilities subject to compromise decreased to zero at September 30, 2010 as compared to $293.4 million at December 31, 2009.  The decrease is primarily related to the Company’s emergence from bankruptcy and settlement of claims, pursuant to the Plan on the Effective Date.  The claims settled primarily included distributions of $186.8 million for the Senior Notes, $45.0 million related to the restructuring of the Junior Subordinated Debentures in connection with the TOPrS Settlement, and $49.1 million for general unsecured creditors.

Liabilities subject to compromise primarily consisted of the Senior Notes, the Junior Subordinated Debentures and other accrued liabilities that existed at the Petition Date.   Senior Notes totaled $166.5 million and had an interest rate of 7.875% per annum with a maturity date in 2009.  The Junior Subordinated Debentures totaled $103.1 million and had an interest rate of 9.0% per annum with a maturity date in 2026.  The Senior Notes were settled and the Junior Subordinated Debentures were restructured as part of the TOPrS Settlement on the Effective Date.  For additional information about the claims settled related to the Company’s emergence from bankruptcy proceedings, see Note 2 – Significant Events During 2010 in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other liabilities
Other liabilities increased to $6.5 million at September 30, 2010 as compared to $2.0 million at December 31, 2009.  The increase in other liabilities is primarily related to the accrual of legal and professional fees associated with the bankruptcy proceedings.

Assets and liabilities of discontinued operations
Assets of discontinued operations decreased to $62.2 million at September 30, 2010 as compared to $88.1 million at December 31, 2009.  Liabilities of discontinued operations decreased to $14.0 million at September 30, 2010 as compared to $90.7 million at December 31, 2009.  See discussion of “Changes in Financial Condition - Discontinued Operations” below.

Changes in Results of Consolidated Operations

The following table presents selected components of the Company’s consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009.

(Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Interest income	$62	$250	$237	$1,041
Interest expense	892	1,192	3,189	3,483
Net interest expense	(830)	(942)	(2,952)	(2,442)
Provision for loan losses	-	-	38	-
Net interest expense after provision for loan losses	(830)	(942)	(2,990)	(2,442)
Non-interest income	249	-	514	351
Non-interest expense	2,137	1,212	5,892	4,341
Loss from continuing operations before reorganization items and income taxes	(2,718)	(2,154)	(8,368)	(6,432)
Reorganization items, net	794	2,457	10,844	6,611
Loss from continuing operations before income taxes	(3,512)	(4,611)	(19,212)	(13,043)
Income taxes	-	-	-	-
Loss from continuing operations	(3,512)	(4,611)	(19,212)	(13,043)
(Loss) Income from discontinued operations, net of income taxes	(6,026)	1,257	(12,302)	(46,443)
Net loss	$(9,538)	$(3,354)	$(31,514)	$(59,486)

Three months ended September 30, 2010 compared to three months ended September 30, 2009

General
Net loss increased $6.2 million to $9.5 million for the three months ended September 30, 2010 as compared to a net loss of $3.4 million for the three months ended September 30, 2009.  The increase in net loss is primarily related to a $7.3 million increase in loss from discontinued operations to $6.0 million for the three months ended September 30, 2010 and a $0.9 million increase in non-interest expense to $2.1 million for the three months ended September 30, 2010, partially offset by a $1.7 million decrease in reorganization items, net to $0.8 million for the three months ended September 30, 2010.

Non-interest income
Non-interest income increased $0.2 million to $0.2 million for the three months ended September 30, 2010 as compared to zero for the three months ended September 30, 2009.  The increase is related to a $0.2 million change in fair value of the warrant liability.  The warrant is classified as a derivative liability and re-measured at fair value each reporting period.

Non-interest expense
Non-interest expense increased $0.9 million to $2.1 million for the three months ended September 30, 2010 as compared to $1.2 million for the three months ended September 30, 2009.  The increase is primarily related to a $0.7 million increase in professional fees and a $0.4 million increase in management fees, partially offset by a $0.5 million decrease in insurance expense. The $0.7 million increase in professional fees is primarily related to the Company’s efforts to complete the Prior Delinquent Filings.  The $0.4 million increase in management fees is related to fees earned by our management company, SCA, who we engaged to manage our business affairs pursuant to the Interim Management Agreement.  SCA receives $0.5 million per calendar quarter, or such other amount based on the determination of the Board and the consent of SCA for its management of Signature, as compensation for its services. The $0.5 million decrease in insurance expense is primarily related to new director and officer liability policies associated with Signature, the reorganized company, subsequent to the Effective Date.

Reorganization items, net
Reorganization items, net decreased $1.7 million to $0.8 million for the three months ended September 30, 2010 as compared to $2.5 million for the three months ended September 30, 2009.  The decrease is primarily related to $0.8 million in professional and legal fees associated with the reorganization during the three months ended September 30, 2010 as compared to $2.6 million in professional and legal fees partially offset by $0.2 million in interest income on cash accumulated in bankruptcy during the three months ended September 30, 2009.

Loss from discontinued operations, net of income taxes
Loss from discontinued operations, net of income taxes increased $7.3 million to a loss of $6.0 million for the three months ended September 30, 2010 as compared to income of $1.3 million for the three months ended September 30, 2009.  The increase in loss from discontinued operations is primarily related to an $11.5 million decrease in non-interest income partially offset by a $4.1 million decrease in non-interest expense and a $0.4 million decrease in reorganization items, net.  See discussion of “Changes in Results of Operations - Discontinued Operations” below for additional detail.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

General
Net loss decreased $28.0 million to $31.5 million for the nine months ended September 30, 2010 as compared to a net loss of $59.5 million for the nine months ended September 30, 2009.  The decrease in net loss is primarily related to a $34.1 million decrease in loss from discontinued operations to $12.3 million for the nine months ended September 30, 2010 partially offset by a $0.5 million increase in net interest expense after provision for loan losses to $3.0 million, a $1.6 million increase in non-interest expense to $5.9 million and a $4.2 million increase in reorganization items, net to $10.8 million for the nine months ended September 30, 2010.

Net interest expense after provision for loan losses
Net interest expense after provision for loan losses increased $0.5 million to $3.0 million for the nine months ended September 30, 2010 as compared to $2.4 million for the nine months ended September 30, 2009.  The increase is primarily related to a $0.8 million reduction in interest income associated with a declining loans held for investment portfolio due to principal reductions and a decline in yield on cash and cash equivalents as a result of lower interest rates.  The increase in net interest expense after provision for loan losses was partially offset by a $0.3 million decrease in interest expense associated with a decrease in interest expense on Senior Notes partially offset by interest expense on Notes Payable.

Non-interest income
Non-interest income increased $0.2 million to $0.5 million for the nine months ended September 30, 2010 as compared to $0.4 million for the nine months ended September 30, 2009.  The increase is primarily related to a $0.4 million change in fair value of the warrant liability for the nine months ended September 30, 2010.  The warrant is classified as a derivative liability and re-measured at fair value each reporting period.  The increase was partially offset by a $0.3 million decrease in other non-interest income for the nine months ended September 30, 2010.

Non-interest expense
Non-interest expense increased $1.6 million to $5.9 million for the nine months ended September 30, 2010 as compared to $4.3 million for the nine months ended September 30, 2009.  The increase is primarily related to a $0.3 million increase in professional fees, a $0.5 million increase in management fees, a $0.4 million increase in compensation expense and a $0.4 million increase in other expense.  The $0.3 million increase in professional fees is primarily related to the Company’s efforts to complete the Prior Delinquent Filings.  The $0.5 million increase in management fees is related to fees earned by our management company, Signature Capital Advisers, LLC (“SCA”), who we engaged to manage our business affairs pursuant to the Interim Management Agreement dated June 11, 2010 (the “Interim Management Agreement”) .  SCA receives $0.5 million per calendar quarter, or such other amount based on the determination of the Board and the consent of SCA for its management of Signature, as compensation for its services. The $0.4 million increase in compensation expense and $0.4 million increase in other expense is primarily related to an increase in personnel and operating costs associated with the ongoing operations including the reorganized company subsequent to the Effective Date.

Reorganization items, net
Reorganization items, net increased $4.2 million to $10.8 million for the nine months ended September 30, 2010 as compared to $6.6 million for the nine months ended September 30, 2009.  The increase is primarily related to $12.9 million in professional and legal fees associated with the reorganization and $1.5 million related to the settlement of the Senior Notes, partially offset by a $3.5 million gain on extinguishment of debt related to the settlement of the Junior Subordinated Debentures during the nine months ended September 30, 2010 as compared to $7.3 million in professional and legal fees partially offset by $0.7 million in interest income on cash accumulated in bankruptcy during the nine months ended September 30, 2009.

Loss from discontinued operations, net of income taxes
Loss from discontinued operations, net of income taxes decreased $34.1 million to a loss of $12.3 million for the nine months ended September 30, 2010 as compared to $46.4 million for the nine months ended September 30, 2009.  The decrease in loss from discontinued operations is primarily related to decrease of $63.2 million in non-interest expense, partially offset by a $4.6 million decrease in non-interest income and a $23.7 million increase in income tax expense. See discussion of “Changes in Results of Operations - Discontinued Operations” below for additional detail.

CHANGES IN FINANCIAL CONDITION - DISCONTINUED OPERATIONS

The following table presents selected components of the Company’s balance sheets for its discontinued operations at September 30, 2010 and December 31, 2009.

(Debtor-In-Possession for the period June 18, 2008 through June 11, 2010)	September 30,	December 31,
(Dollars in thousands)	2010	2009
Cash and cash equivalents	$452	$525
FHLB stock	2,051	2,146
Loans held for sale, net	40,125	53,409
Commercial real estate investments	8,833	9,072
Real estate owned, net	8,807	7,037
Asset held in trust for deferred compensation plans	-	11,792
Other assets	1,976	4,151
Total assets of discontinued operations	$62,244	$88,132

Repurchase reserve	$8,873	$37,200
Liabilities of deferred compensation plans	-	11,819
Liabilities subject to compromise	-	37,732
Other	5,149	3,901

Total liabilities of discontinued operations	$14,022	$90,652

Loans held for sale, net
Loans held for sale, net primarily consist of first lien subprime residential mortgage loans originated by Fremont in periods prior to March 31, 2007.  Loans held for sale, net totaled $40.1 million consisting of $112.6 million in unpaid principal balance (“UPB”), net of a $72.7 million valuation allowance at September 30, 2010 as compared to $53.4 million consisting of $140.6 million in UPB, net of $87.7 million in valuation allowance at December 31, 2009.   The decrease is primarily related to $9.6 million in net transfers of loans held for sale to REO as a result of foreclosures and $5.8 million in borrower pay-offs and principal payments, partially offset by $2.1 million in reductions to the valuation allowance primarily attributable to borrower loan payoffs and principal payments. There were no loans sold during the nine months ended September 30, 2010 and the year ended December 31, 2009.

The valuation allowance decreased $15.0 million to $72.7 million at September 30, 2010 from $87.7 million at December 31, 2009.  The decrease in valuation allowance was primarily related to charge-offs related to transfers of loans held for sale to REO at net realizable value and reductions in valuation allowance attributable to borrower pay-offs and principal payments.

As of September 30, 2010, non-accrual residential real estate loans totaled $53.0 million or 47.1% of UPB as compared to $67.3 million or 47.9% of UPB at December 31, 2009.  The weighted average yield on unpaid principal balance for loans held for sale, net was 3.53% at September 30, 2010 as compared to 2.99% at December 31, 2009.

Commercial real estate investments
Commercial real estate investments primarily consist of FIL’s participation in community development projects and similar types of loans and investments which FIL maintained for compliance under the Community Reinvestment Act (“CRA”).  Commercial real estate investments are designated as held for sale.  Commercial real estate investments, net decreased by $0.2 million to $8.9 million at September 30, 2010 from $9.1 million at December 31, 2009.  The decrease was primarily related to $0.2 million in loan principal payments during the nine months ended September 30, 2010.

Real estate owned, net (REO)
REO includes property acquired through foreclosure or deed in lieu of foreclosure and is recorded at fair value less estimated costs to sell at acquisition date.   REO totaled $8.8 million, net of valuation reserves of $1.7 million, at September 30, 2010 as compared to $7.0 million, net of valuation reserves of $1.4 million, at December 31, 2009.  The increase in REO was related to an increase in foreclosure activity, partially offset by sales of REO.  Loans held for sale transferred to REO at net realizable value (fair value less selling costs) totaled approximately $9.6 million during the nine months ended September 30, 2010.   The increase was partially offset by REO sales totaling approximately $6.3 million during the nine months ended September 30, 2010 and a $1.6 million increase in valuation allowance related to additional write-downs of REO.  REO properties increased to 68 properties at September 30, 2010 as compared to 51 properties at December 31, 2009.

Assets held in trust for deferred compensation plans
Assets held in trust of deferred compensation plans decreased to zero at September 30, 2010 as compared to $11.8 million at December 31, 2009.  Assets held in trust of deferred compensation plans declined $11.8 million to zero at September 30, 2010 as compared to $11.8 million at December 31, 2009. The decrease is primarily related to $11.7 million in liquidations and a $0.1 million increase in the fair value of the assets held in trust.  In conjunction with the reorganization and emergence from bankruptcy, the Excess Benefit Plan, SERP and SERP II plans were terminated and allowed claims of approximately $12.2 million were paid to beneficiaries on the Effective Date.  Subsequent to the Effective Date in July 2010, Signature made a demand on the trustee to terminate the deferred compensation plans following the distributions made to the beneficiaries on the Effective Date.  Signature received funds from the trustee in the total amount of $11.7 million, which reflected the net proceeds remaining in the deferred compensation plans after liquidation of the assets.For additional information about the termination of the Excess Benefit Plan, SERP and SERP II and related matters, see Note 2 ― Significant Events in 2010 in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Repurchase reserve
Repurchase reserves decreased to $8.9 million at September 30, 2010 as compared to $37.2 million at December 31, 2009.  The decrease in the reserve is related to $28.3 million in settlement payments for repurchase claims with counterparties resolving a significant number of loan repurchase claims made over the prior two years in bankruptcy.  In preparing its estimate for repurchase reserves, which includes both known and unknown claims, management considers the loan products, vintage, aging of repurchase claims, investor settlements and actual loss experience.

As part of Fremont’s bankruptcy case, several settlements with various institutional trustees and whole loan investors that had asserted repurchase claims against FRC were achieved.  As a result of the repurchase claim resolution efforts, the Company has significantly reduced the number of unresolved claims.  Outstanding claims totaled $75.8 million at September 30, 2010 as compared to $257.5 million at December 31, 2009.  New repurchase claim volume totaled $22.1 million for the nine months ended September 30, 2010.

Liabilities of deferred compensation plans
Liabilities of deferred compensation plans declined $11.8 million to zero at September 30, 2010 as compared to $11.8 million at December 31, 2009.  The decrease is primarily related to claim distributions of $11.9 million, offset by an increase of $0.1 million related to changes in the fair value.  In conjunction with the reorganization and emergence from bankruptcy, the beneficiaries of the Excess Benefit Plan, SERP and SERP II plans received distributions of $11.9 million in accordance with the distributions on the Effective Date resulting in the settlement of the liability of the deferred compensation plans.  For additional information about the termination of the Excess Benefit Plan, SERP and SERP II, see Note 2 – Significant Events During 2010 in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liabilities subject to compromise
Liabilities subject to compromise decreased to zero at September 30, 2010 as compared to $37.7 million at December 31, 2009.  The decrease is related to the Company’s emergence from bankruptcy and the settlement of claims related to litigation cases.  Pursuant to the Plan, on the Effective Date, claims aggregating approximately $36.5 million in litigation settlements were paid to satisfy Allowed Claims, as defined in the Plan.

Changes in Results of Operations - Discontinued Operations

In accordance with FASB ASC 205-20, loss after taxes from discontinued operations and the net loss on disposal of discontinued operations are reported in the consolidated statements of operations after income from continuing operations for all periods presented.

The following table presents selected components of the Company’s statements of operations for its discontinued operations for the three and nine months ended September 30, 2010 and 2009.

(Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Interest income	$1,034	$1,258	$3,319	$4,622

NON-INTEREST INCOME:
(Loss) gain on loan held for sale	(2,173)	8,878	2,290	5,650
Loss on real estate owned, net	(1,120)	(906)	(2,646)	(1,796)
Other	136	362	656	1,013
Total non-interest income	(3,157)	8,334	300	4,867

NON-INTEREST EXPENSE:
Compensation	1,676	2,046	4,798	8,472
Professional fees	1,475	1,331	3,964	3,663
Insurance	-	2,288	3,497	6,771
Litigation	20	-	1,301	47,750
Restructuring charges	-	394	-	4,703
Other	732	1,920	1,817	7,239
Total non-interest expense	3,903	7,979	15,377	78,598
(Loss) income from discontinued operations before reorganization items, net and income taxes	(6,026)	1,613	(11,758)	(69,109)
Reorganization items, net	-	356	394	853
(Loss) income from discontinued operations before income taxes	(6,026)	1,257	(12,152)	(69,962)
Income tax expense (benefit)	-	-	150	(23,519)
(Loss) income from discontinued operations	$(6,026)	$1,257	$(12,302)	$(46,443)

Three months ended September 30, 2010 compared to three months ended September 30, 2009

General
Loss from discontinued operations increased $7.3 million to a loss of $6.0 million for the three months ended September 30, 2010 as compared to income of $1.3 million for the three months ended September 30, 2009.  The increase in loss from discontinued operations is primarily related to an $11.5 million decrease in non-interest income partially offset by a $4.1 million decrease in non-interest expense and a $0.4 million decrease in reorganization items, net.

Interest income
Interest income decreased $0.2 million to $1.0 million for the three months ended September 30, 2010 as compared to $1.3 million for the three months ended September 30, 2009.  The decrease in interest income is primarily related to a reduction in interest on loans held for sale.  Loan interest income declined to $1.0 million for the three months ended September 30, 2010 as compared to $1.2 million for the three months ended September 30, 2009.  The decrease was associated with a reduction of the residential real estate loans held for sale due to loans transferred to REO at the time of foreclosure, borrower payoffs and principal payments.

Non-interest income
Non-interest income decreased $11.5 million to an expense of $3.2 million for the three months ended September 30, 2010 as compared to income of $8.3 million for the three months ended September 30, 2009.  The decrease in non-interest income is primarily related to an $11.1 million decrease in gain on loans held for sale to a loss of $2.2 million and a $0.2 million increase in loss on real estate owned, net. See below for further discussion.

Gain (loss) on loans held for sale
Gain on loans held for sale decreased $11.1 million to a loss of ($2.2) million for the three months ended September 30, 2010 as compared to a gain of $8.9 million for the three months ended September 30, 2009.  The loss on loans held for sale for the three months ended September 30, 2010 is primarily related to lower of cost or market write-downs associated with an increase in loss severities on residential real estate loans during the period.  The gain on loans held for sale for the three months ended September 30, 2009 is primarily related to a reversal of $8.3 million in provision for valuation allowance for loans held for sale associated with increases in estimated fair value as a result of declines in borrower delinquencies, borrower pay-offs and principal payments.

Loss on real estate owned, net
Loss on real estate owned, net increased $0.2 million to $1.1 million for the three months ended September 30, 2010 as compared to $0.9 million for the three months ended September 30, 2009.  The increase is primarily due to a $0.1 million increase in REO expenses and a $0.1 million decrease in gain on sale of REO.  The increase in REO expenses is associated with increased levels of REO properties during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Non-interest expense
Non-interest expense decreased $4.1 million to $3.9 million for the three months ended September 30, 2010 as compared to $8.0 million for the three months ended September 30, 2009.  The decrease in non-interest expense is primarily related to a $0.4 million reduction in compensation expense, a $2.3 million decrease in insurance expense, a $0.4 million decrease in restructuring charges and a $1.2 million decrease in other non-interest expense.  See below for further discussion.

Compensation
Compensation expense decreased $0.4 million to $1.7 million for the three months ended September 30, 2010 as compared to $2.0 million for the three months ended September 30, 2009.  The decrease in compensation is primarily related to reductions in personnel associated with previously disposed businesses and reduced operations related to other discontinued business activities.

Insurance
Insurance expense decreased $2.3 million to zero for the three months ended September 30, 2010 as compared to $2.3 million for the three months ended September 30, 2009.  The decrease is primarily related to the amortization of remaining insurance premiums prior to the Effective Date for directors and officers and fiduciary liability policies associated with discontinued operations.

Restructuring charges
Restructuring charges decreased $0.4 million to zero for the three months ended September 30, 2010 as compared to $0.4 million for the three months ended September 30, 2009.  The decrease is attributable to no relocations or business disposals during 2010 as compared to the prior year.  During the three months ended September 30, 2009, the $0.4 million in restructuring charges primarily related to lease termination fees.

Other
Other non-interest expense decreased $1.2 million to $0.7 million for the three months ended September 30, 2010 as compared to $1.9 million for the three months ended September 30, 2009.  The decrease is primarily related to reductions in personnel, office space, information technology and operating expenses associated with discontinued operations.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

General
Loss from discontinued operations, net of income taxes decreased $34.1 million to a loss of $12.3 million for the nine months ended September 30, 2010 as compared to $46.4 million for the nine months ended September 30, 2009.  The decrease in loss from discontinued operations is primarily related to a decrease of $63.2 million in non-interest expense, partially offset by a $4.6 million decrease in non-interest income and a $23.7 million increase in income tax expense.

Interest income
Interest income decreased $1.3 million to $3.3 million for the nine months ended September 30, 2010 as compared to $4.6 million for the nine months ended September 30, 2009.  The decrease in interest income is primarily related to a reduction in interest related to the financing of servicing advances associated with the sale of mortgage servicing rights and a reduction in interest on loans held for sale.  Other interest income declined to zero for the nine months ended September 30, 2010 as compared to $0.5 million for the nine months ended September 30, 2009.  The decrease was associated with the repayment of outstanding servicing advances in the second quarter of 2009 that were financed by FIL to a third-party.  Loan interest income declined to $3.3 million for the nine months ended September 30, 2010 as compared to $4.0 million for the nine months ended September 30, 2009.  The decrease was associated with a reduction of the residential loans held for sale portfolio due to loans transferred to REO at the time of foreclosure, borrower pay-offs and principal payments.

Non-interest income
Non-interest income decreased $4.6 million to $0.3 million for the nine months ended September 30, 2010 as compared to $4.9 million for the nine months ended September 30, 2009.  The decrease in non-interest income is primarily related to a $3.4 million decrease in gain on loans held for sale and a $0.9 million increase in loss on real estate owned, net. See below for further discussion.

Gain on loans held for sale
Gain on loans held for sale decreased $3.4 million to a gain of $2.3 million for the nine months ended September 30, 2010 as compared to $5.7 million for the nine months ended September 30, 2009.  The gain for the nine months ended September 30, 2010 and 2009 is primarily related to a reversal of $2.1 million and $5.5 million, respectively, in provision for valuation allowance for loans held for sale primarily related to increases in estimated fair value as a result of declines in borrower delinquencies, borrower pay-offs and principal payments, partially offset by an increase in loss severities on residential real estate loans during the periods.

Loss on real estate owned, net
Loss on real estate owned, net increased $0.9 million to $2.6 million for the nine months ended September 30, 2010 as compared to $1.8 million for the nine months ended September 30, 2009.  The increase is primarily due to a $1.2 million increase in REO expenses associated with increased levels of REO properties during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  The increase was partially offset by a $0.2 million increase in gain on sale of REO.

Non-interest expense
Non-interest expense decreased $63.2 million to $15.4 million for the nine months ended September 30, 2010 as compared to $78.6 million for the nine months ended September 30, 2009.  The decrease in non-interest expense is primarily related to a $3.7 million reduction in compensation expense, a $3.3 million decrease in insurance expense, a $46.4 million decrease in litigation expense, a $4.7 million decrease in restructuring charges and a $5.4 million decrease in other non-interest expense.  See below for further discussion.

Compensation
Compensation expense decreased $3.7 million to $4.8 million for the nine months ended September 30, 2010 as compared to $8.5 million for the nine months ended September 30, 2009.  The decrease in compensation is primarily related to reductions in personnel associated with previously disposed businesses and reduced operations related to other discontinued business activities.

Insurance
Insurance expense decreased $3.3 million to $3.5 million for the nine months ended September 30, 2010 as compared to $6.8 million for the nine months ended September 30, 2009.  The decrease is primarily related to the amortization of premiums prior to the Effective Date for directors and officers and fiduciary liability policies associated with discontinued operations over the remaining term of the policies.

Litigation
Litigation expense decreased $46.4 million to $1.3 million for the nine months ended September 30, 2010 as compared to $47.8 million for the nine months ended September 30, 2009.  The decrease is primarily related to reduced litigation accruals recorded in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 as certain legal matters had been resolved.  The litigation settlement expense for the nine months ended September 30, 2009 is primarily associated with the negotiation and settlements related to cases involving the Bank of New York ($6.0 million), Rampino Stipulation ($22.0 million), California Insurance Commissioner ($5.0 million), Commonwealth of Massachusetts ($10.0 million) and Enron ($1.5 million).  For additional information about the litigation settlements, see “C. Chapter 11 Bankruptcy Proceedings And Events Occurring During Such Proceedings” of Part I, Item 1 of the Comprehensive Form 10-K.

Restructuring charges
Restructuring charges decreased $4.7 million to zero for the nine months ended September 30, 2010 as compared to $4.7 million for the nine months ended September 30, 2009.  The decrease is attributable to no relocations or business disposals during 2010 as compared to the prior year.  During the nine months ended September 30, 2009, the $4.7 million in restructuring charges primarily related to Fremont’s relocation from its previous headquarters in Brea, California to Anaheim, California and the negotiation of lease termination agreements.  In June 2009, Fremont executed a lease termination agreement with the landlord which required Fremont to pay a termination fee of $0.7 million to the landlord, vacate the premises and convey all remaining premises and equipment in the leased premises to the subtenant.  In addition, Fremont commenced its relocation in the second quarter of 2009 and recorded a $4.2 million restructuring charge associated with the relocation and conveyance of premises and equipment to the office space in Brea, California.

Other
Other non-interest expense decreased $5.4 million to $1.8 million for the nine months ended September 30, 2010 as compared to $7.2 million for the nine months ended September 30, 2009.  The decrease is primarily related to reductions in personnel, office space, information technology and operating expenses associated with discontinued operations.

Income tax expense (benefit)
Income tax expense increased $23.7 million to $0.2 million for the nine months ended September 30, 2010 as compared to an income tax benefit of $23.5 million for the nine months ended September 30, 2009.  The $0.2 million income tax provision for the nine months ended September 30, 2010 is primarily related to state income tax liabilities.  The $23.5 million income tax benefit for the nine months ended September 30, 2009 primarily relates to a reversal of income tax provisions related to the resolution of tax matters previously accrued.

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

Signature Common Stock Investment and Warrants Issuance. On the Effective Date, the Signature Investors purchased an aggregate of 12.5 million shares of Signature’s common stock for an aggregate of $10 million in cash pursuant to the terms of subscription agreements between the Company and each of the Signature Investors. Additionally, pursuant to the Plan, Signature issued the Warrants, which were exercisable for an aggregate of 15 million shares of Signature’s common stock for an aggregate cash purchase price of $300,000. The Warrants have a term of 10 years and an exercise price of $1.03 per share. The Warrants vest 20% on the Effective Date and 20% in annual installments until the Warrants are fully vested on the fourth anniversary of the Effective Date. The $300,000 purchase price for the Warrants is payable as the Warrants  vest. Accordingly, the Warrant Investors paid an aggregate amount of $60,000 on the Effective Date and will pay $60,000 in the aggregate on each subsequent vesting installment.  For additional information about the issuance and sale of the Signature common stock and the Warrants, see Note 2 ― Significant Events During 2010 in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Subsequent to the aforementioned distributions and the issuance and sale of Signature common stock and the Warrants, the Company had approximately $49.1 million in cash and cash equivalents at June 30, 2010.  As of September 30, 2010, the Company had approximately $51.4 million in cash and cash equivalents.  In October 2010, the Company received an IRS tax refund of $24.4 million, net of $0.4 million in other potential tax liabilities, related to the carryback of the Company’s 2008 NOLs to the taxable year periods 2003, 2004 and 2005.  At December 31, 2010, the Company had approximately $71.0 million in cash and cash equivalents.  In February 2011, the IRS notified the Company that the $24.8 million refund was subject to review.  For more information see Note 17 ― Subsequent Events in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Sources and Uses of Liquidity

Emergence from Chapter 11 Bankruptcy Proceedings
Subsequent to the Effective Date, Signature’s primary sources of liquidity includes cash and cash equivalents of Fremont. Signature also has Legacy Assets related to Fremont’s prior businesses, which include a residential mortgage portfolio, residential real estate, and certain other investments that generated income. These Legacy Assets are being managed to maximize recoveries and value for shareholders and will be redeployed into Signature’s business strategy over time. Additionally, Signature has alternative sources of liquidity available to fund its business and operations, including, but not limited to funds generated from implementing its new business strategy described below, borrowings from third-party lenders and debt and equity offerings.

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

January 2009 through Effective Date (June 11, 2010)
During the bankruptcy period, Fremont’s operations focused on maximizing the value of its assets, which, included the liquidation and sale of certain assets, minimizing its costs and liabilities through the negotiation and resolution of litigation, loan repurchase claims and other claims.  In particular, the Company managed its cash and cash equivalents, as well as the remaining residential and commercial loan portfolios, commercial real estate investments and other assets.  During 2009 and through the Effective Date , the Company’s results and uses of liquidity reflect the impact of filing for bankruptcy, including significant professional fees and other reorganization expenses, as well as litigation expenses related to the negotiation and settlement of legal matters.

Summary of Cash Flows

Net cash used in operating activities

During the nine months ended September 30, 2010, net cash used in operating activities totaled $320.3 million. The cash used in operating activities primarily relates to payments aggregating approximately $280.8 million to satisfy Allowed Claims on the Effective Date and $28.3 million paid to settle repurchase reserve matters during the weeks leading up to the Effective Date.  Additionally, the $31.5 million net loss during the period contributed to the cash used in operating activities

During the nine months ended September 30, 2009, net cash provided by operating activities totaled $21.9 million. The cash provided by operating activities primarily relates to $56.0 million in cash provided by operating activities of discontinued operations as a result of $53.1 million in collections of servicing advances, partially offset by net losses during the period.

Net cash provided by investing activities

During the nine months ended September 30, 2010, net cash provided by investing activities totaled $5.4 million. The cash provided by investing activities primarily relates to proceeds of $6.8 million from the sale of REO, partially offset by $2.2 million in purchases of investment securities, available for sale.

During the nine months ended September 30, 2009, net cash provided by investing activities totaled $6.3 million. The cash provided by investing activities primarily relates to $5.8 million in proceeds received from the sale of commercial real estate investments, $2.7 million in proceeds from the sale of REO, offset by $1.2 million in capital contributed for funding commitments on commercial real estate investments.

Net cash provided by financing activities

During the nine months ended September 30, 2010, net cash provided by financing activities totaled $10.1 million.  The cash provided by financing activities relates to $10.1 million in proceeds received from the issuance of common stock and warrants on the Effective Date.

During the nine months ended September 30, 2009, there were no activities within financing activities as Fremont operated its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court.

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations at September 30, 2010 are summarized by contractual maturity in the following table:

	Payments Due by Period
(Dollars in thousands)	Total	Currently Due	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes Payable	$39,000	$-	$-	$-	$-	$39,000

The Notes Payable were issued by the Company pursuant to the Notes Payable Indenture. The Notes Payable were issued on July 16, 2010, but as they were an obligation of the Company pursuant to the TOPrS Settlement under the Plan, Signature accrued such liability as of June 11, 2010. The Notes Payable mature in December 2016 and bear interest at 9.0% annually, paid quarterly beginning September 30, 2010. Additional information concerning the Notes Payable is included in Note 6 — Notes Payable, Senior Notes and Junior Subordinated Debentures in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

On May 17, 2011, Signature received a notice of default from the Notes Payable Trustee for not satisfying a covenant to file with the Notes Payable Trustee its periodic reports required to be filed under the Exchange Act with the Commission. Signature has until August 15, 2011 to cure this default under the Notes Payable Indenture. With the filing of this Quarterly Report and the simultaneous filings of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and the Annual Report on Form 10-K for the year ended December 31, 2010, Signature will have cured the reporting delinquency set forth in the Notes Payable Trustee’s notice of default.

We also have repurchase reserve liabilities related to residential real estate loans that were sold that are subject to standard industry representations and warranties that may require the Company to repurchase certain loans. Additional information concerning repurchase reserves included in discontinued operations is included in Note 15 – Discontinued Operations in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Changes in Internal Controls over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following is a material legal proceeding that occurred during the third quarter of 2010.

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

4.1
Form of Signature Group Holdings, Inc. 9.0% Notes due December 31, 2016. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 22, 2010, Commission File Number 001-08007)

4.2
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

SIGNATURE GROUP HOLDINGS, INC.

Date: July 1, 2011	By: /s/ Craig Noell
Craig Noell
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 1. 2011	By: /s/ Kyle Ross
Kyle Ross
Executive Vice President, Interim
Chief Financial Officer and Assistant Secretary
(Principal Accounting and Financial Officer)